Form 10-K
period 1993-12-31
BOISE CASCADE CORP
filed 1994-03-14
CIK 12978

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                F O R M  10 - K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1993

Commission file number 1-5057

A Delaware          BOISE CASCADE CORPORATION         I.R.S. Employer
Corporation         One Jefferson Square              Identification
                    P.O. Box 50                       No. 82-0100960
                    Boise, Idaho  83728-0001
                    (208)384-6161

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
Title of each class                             on which registered

Common Stock, $2.50 par value                   New York, Chicago, and
                                                  Pacific Stock Exchanges
Boise Cascade Corporation 7% Convertible
     Subordinated Debentures due 2016           New York Stock Exchange
American & Foreign Power Company Inc.
     Debentures, 5% Series due 2030             New York Stock Exchange
Common Stock Purchase Rights                    New York, Chicago, and
                                                  Pacific Stock Exchanges
$1.79 Depositary Shares, evidenced by
     Depositary Receipts for Series E,
     Conversion Preferred Stock                 New York Stock Exchange
$2.35 Depositary Shares, evidenced by
     Depositary Receipts for Series F,
     Cumulative Preferred Stock                 New York Stock Exchange
$1.58 Depositary Shares, evidenced by
     Depositary Receipts for Series G,
     Conversion Preferred Stock                 New York Stock Exchange

     Securities registered pursuant to section 12(g) of the Act:

                  Conversion Preferred Stock, Series E
                  Cumulative Preferred Stock, Series F
                  Conversion Preferred Stock, Series G

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold as of the close of business on February 28, 1994: $1,713,874,486.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                              Shares Outstanding
               Class                          as of February 28, 1994
    Common Stock, $2.50 par value                   38,030,681

                      Documents incorporated by reference

Listed hereunder are certain documents any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1. The registrant's annual report for the fiscal year ended December 31, 1993, portions of which are incorporated by reference into Parts I, II, and IV of this Form 10-K, and

2. The registrant's definitive proxy statement dated March 7, 1994, for use in connection with the annual meeting of shareholders to be held on April 22, 1994, portions of which are incorporated by reference into Part III of this Form 10-K.

                         BOISE CASCADE CORPORATION

                             TABLE OF CONTENTS

                                  PART I


Item                                                                  Page

 1.  Business.......................................................    1

 2.  Properties.....................................................   10

 3.  Legal Proceedings..............................................   11

 4.  Submission of Matters to a Vote of Security Holders............   11

                                  PART II

 5.  Market for Registrant's Common Equity and Related Stockholder
       Matters......................................................   12

 6.  Selected Financial Data........................................   12

 7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations........................................   13

 8.  Financial Statements and Supplementary Data....................   13

 9.  Changes in and Disagreements With Accountants on Accounting
       and Financial Disclosure.....................................   14

                                PART III

10.  Directors and Executive Officers of the Registrant.............   14

11.  Executive Compensation.........................................   16

12.  Security Ownership of Certain Beneficial Owners and
       Management...................................................   16

13.  Certain Relationships and Related Transactions.................   16

                                 PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on
       Form 8-K.....................................................   16

                                  PART I
Item 1.   Business

          As used in this annual report, the term "Company" includes Boise Cascade Corporation and its consolidated subsidiaries and predecessors.
The terms "Boise Cascade" and "Company" refer, unless the context otherwise requires, to Boise Cascade Corporation and its consolidated subsidiaries.

          Boise Cascade Corporation is an integrated paper and forest products company headquartered in Boise, Idaho, with operations located in the United States and Canada. The Company manufactures and distributes paper and paper products, office products, and building products and owns and manages timberland to support these operations. The Company was incorporated under the laws of Delaware in 1931 under the name Boise Payette Lumber Company of Delaware, as a successor to an Idaho corporation formed in 1913; in 1957, its name was changed to its present form.

          Financial information pertaining to each of the Company's industry segments and to each of its geographic areas for the years 1993, 1992, and 1991 is presented in Note 8, "Segment Information," of the Notes to Financial Statements of the Company's 1993 Annual Report and is incorporated herein by this reference.

          The Company's sales and income are affected by the industry supply of product and changing economic conditions in the markets it serves. Demand for paper and paper products and for office products correlates closely with real growth in the gross domestic product. Paper and paper products operations are also affected by demand in international markets and by inventory levels of users of these products. The Company's building products businesses are dependent on repair-and-remodel activity, housing starts, and commercial and industrial building, which in turn are influenced by the availability and cost of mortgage funds. Declines in building activity that may occur during winter affect the Company's building products businesses, and demand for office products generally is somewhat lower during the second quarter. In addition, energy and some operating costs may increase at facilities affected by cold weather. However, seasonal influences are generally not significant.

          The management practices followed by the Company with respect to working capital conform to those of the paper and forest products industry and common business practice in the United States.

          The Company occasionally engages in acquisition discussions with other companies and makes acquisitions from time to time. It is also the Company's policy to review its operations periodically and to dispose of assets which fail to meet its criteria for return on investment or which cease to warrant retention for other reasons. (See Note 1 of the Notes to Financial Statements of the Company's 1993 Annual Report. This information is incorporated herein by this reference.)

Paper and Paper Products

          The products manufactured by the Company, made both from virgin and recycled fibers, include uncoated business, printing, forms, and converting papers; coated white papers for magazines, catalogs, and direct-mail advertising; newsprint; containerboard; uncoated groundwood papers for newspaper inserts and books; and market pulp. These products are available for sale to the related paper markets, and certain of these products are sold through the Company's office products distribution operations. In addition, containerboard is used by the Company in the manufacture of corrugated containers.

          The Company is a major North American pulp and paper producer with 8 U.S. and 2 Canadian paper mills. The total annual practical capacity of the mills was approximately 4.1 million tons at December 31, 1993. The Company's products are sold to distributors and industrial customers primarily by the Company's own sales personnel.

          The Company's paper mills are supplied with pulp principally from the Company's own integrated pulp mills. Pulp mills in the Northwest manu-facture chemical and thermomechanical pulp primarily from wood waste pro-duced as a byproduct of wood products manufacturing. In 1993, the Company started up a recycled pulp mill at its existing paper mill in Steilacoom (West Tacoma), Washington. Pulp mills in the Midwest, Northeast, South, and Canada manufacture chemical, thermomechanical, and groundwood pulp mainly from pulpwood logs and, to some extent, from purchased wood waste. Wood waste is provided by Company sawmills and plywood mills in the Northwest and, to a lesser extent, in the South, and the remainder is purchased from outside sources.

          The Company currently manufactures corrugated containers at 7 plants, which have annual practical capacity of approximately 3.3 billion square feet. The containers produced at the Company's plants are used to package fresh fruit and vegetables, processed food, beverages, and many other industrial and consumer products. The Company primarily sells its corrugated containers through its own sales personnel.

          The following table sets forth sales volumes of paper and paper products for the years indicated:

                              1993    1992    1991    1990    1989
Paper                               (thousands of short tons)

Uncoated free sheet papers    1,215   1,110   1,050     891     835
Newsprint                       860     831     838     873     859
Containerboard                  559     560     540     529     536
Coated papers                   418     397     371     365     389
Uncoated groundwood papers      299     319     319     314     305
Market pulp                     205     260     284     307     286
Other(1)                       -       -       -         43      91
                             ______  ______  ______  ______  ______
                              3,556   3,477   3,402   3,322   3,301

                                    (millions of square feet)

Corrugated containers(2)      2,961   4,715   6,478   7,087   7,091

(1) Includes specialty paperboard and carbonless paper. The Company sold its specialty paperboard mills on June 30, 1989. In 1990, the Company discontinued production of carbonless paper.

(2)    On June 30, 1992, the Company sold 11 corrugated container plants.

          In keeping with the Company's periodic reviews of the opportunities and challenges for each of its businesses, in February 1994, the Company announced its intention to combine the majority of its newsprint, uncoated groundwood, and related assets into an independently managed Canadian company which would have access to financial markets. Locations involved include Kenora and Fort Frances, Ontario, Canada, and Steilacoom (West Tacoma), Washington. The new entity also would have responsibility for the sale of newsprint produced at the Company's DeRidder, Louisiana, mill.

Office Products

          The Company distributes a broad line of items for the office, including office supplies, paper, and office furniture. All of the products sold by this segment are purchased from other manufacturers or from industry wholesalers, except for copier and similar papers, which are primarily sourced from the Company's paper operations. The Company sells these office products directly to corporate, government, and other offices, primarily for next-day delivery.

          Customers with multi-site locations across the country are often serviced via national contracts that provide for consistent pricing and product offerings and, if desired, summary billings, usage reporting, and other special services. The Company's 24 distribution centers are located across the United States to provide next-day delivery to all domestic locations. The Company also operates 4 retail office supply stores in Hawaii. The Company plans to open a distribution center in Colorado late in the first quarter of 1994.

          The following table sets forth sales dollars for the office products distribution business for the years indicated:

                         1993      1992      1991      1990      1989

Sales (millions)        $  683    $  672(1) $1,039    $1,079    $1,014

(1)Early in 1992, the Company sold essentially all of its wholesale office products distribution operations, enabling the Company to focus on the commercial channel on a national basis. In 1991, sales of the 13 distribution centers and 1 minidistribution center that comprised the wholesale operations were approximately $400 million.

Building Products

          The Company is a major producer of plywood, lumber, and particle-board, together with a variety of specialty wood products. The Company also manufactures engineered wood products consisting of laminated veneer lumber
(LVL), which is a high-strength engineered structural lumber product, and I-beam floor and ceiling joists that incorporate the LVL technology. Most of its production is sold to independent wholesalers and dealers and through the Company's own wholesale building materials distribution outlets. The Company's wood products are used primarily in housing, industrial construction, and a variety of manufactured products. Wood products manufac-turing trade sales for 1993, 1992, and 1991 were $879 million, $761 million, and $615 million.

          The following table sets forth annual practical capacities of the Company's wood products facilities as of December 31, 1993:

                           Number of
                             Mills         Practical Capacity
                                               (millions)

Plywood                       12        1,895 square feet (3/8" basis)
Lumber                        13          756 board feet
Particleboard                  1          185 square feet (3/4" basis)

          The Company operates 9 wholesale building materials distribution facilities and 2 satellite locations. These operations market a wide range of building materials, including lumber, plywood, particleboard, engineered wood products, fiberboard siding, roofing, gypsum board, insulation, ceiling tile, paneling, molding, windows, doors, builders' hardware, and related products. These products are distributed to retail lumber dealers, home centers specializing in the do-it-yourself market, and industrial customers. A portion (approximately 33% in 1993) of the wood products required by the Company's Building Materials Distribution Division are provided by the Company's manufacturing facilities, and the balance is purchased from out-side sources.

          The following table sets forth sales volumes of wood products and sales dollars for engineered wood products and the building materials distribution business for the years indicated:

                                     1993   1992    1991   1990   1989
                                                  (millions)

Plywood (square feet - 3/8" basis)   1,760  1,788   1,621  1,682  1,679
Lumber (board feet)                    760    805     815    782    815
Particleboard (square feet -
  3/4" basis)                          182    186     182    179    188
Engineered wood products
  (sales dollars)                      $71    $38     $13    $ 1    $ -
Building materials distribution
  (sales dollars)                     $590   $447    $328   $289   $279

Timber Resources

          In recent years, heightened attention has been paid to developing and implementing recovery plans throughout the U.S. for species listed as threatened or endangered under the Endangered Species Act of 1973. Some of these plans have caused or could cause sharp curtailment in the use of public and private timberlands in the Pacific Northwest. The case of the spotted owl is a highly visible example of the negative impact of these plans on the paper and forest products industry.

          In July 1993, the Clinton Administration announced a forest management plan that would reduce harvests in the so-called spotted owl forests of western Washington, western Oregon, and northern California to an average of 1.2 billion board feet annually for ten years - about a 75 percent reduction in harvest levels from those of the mid-'80s.

          If the plan is implemented as announced, as much as 50 percent of the wood products manufacturing capacity in the owl forests could be shut down over time, as compared with 1988 levels. In this environment, Boise Cascade has a number of relative advantages. An important share of the Company's raw material needs is met by its own timberland - some 1.3 million acres in Washington, Oregon, and Idaho. The Company's wood products facilities are among the most efficient in the region, allowing it to bid competitively for any timber that is available.

          The Company's Northwest pulp and paper mills already receive approximately 73 percent of their wood chip supply either directly from or through trades with the Company's wood products and whole-log chipping operations. The Company is taking additional steps to reduce its need for outside chip purchases. The Company's cottonwood tree plantation near its Wallula, Washington, mill should be ready for harvest in 1997, supplying a portion of its Northwest wood chip needs. In addition, two of the Company's Northwest paper mills are now using recycled fiber - and will use more - to produce recycled-content paper products.

          Thus, the Company is better positioned than most Northwest producers to compete in an era of reduced log supply. However, because of further potential litigation, legislation, and regulation related to this issue, the Company cannot predict how the next several years will unfold.
At year-end, the Company's lumber capacity had been reduced 8.5 percent from the year-end 1992 level to 756 million board feet, primarily reflecting shift reductions due to limited log supply.

          Also difficult to predict is the impact of these timber constraints on the cost structure of the Northwest paper and forest products industry. Log costs for wood products facilities have already climbed dramatically over the last several years, while wood chip costs for the Company's Northwest pulp mills rose 75 percent from 1987 to 1991, before leveling off. Lumber and plywood prices, however, have outpaced log cost increases, resulting in strong profit margins in the wood products business. Because of excess industry supply, paper prices have not climbed to meet higher wood chip costs in the Northwest.

          It is unclear what impact the developing recovery plans for various threatened or endangered species will have on pricing and cost trends in future years in the Northwest or across the nation.

          Besides the 1.3 million acres of timberland in the Northwest, Boise Cascade also owns or controls another 4.8 million acres of timberland in North America. The amount of timber harvested each year by the Company from its timber resources, compared with the amount it purchases from outside sources, varies according to the price and supply of timber for sale on the open market and according to what the Company deems to be in the interest of sound management of its timberlands. During 1993, the Company's mills processed approximately 1.2 billion board feet of sawtimber and 2.4 million cords of pulpwood; 40% of the sawtimber and 58% of the pulpwood were har-vested from the Company's timber resources, and the balance was acquired from various private and government sources. Approximately 73% of the 1.1 million bone-dry tons of wood chips consumed by the Company's Northwest pulp and paper mills in 1993 were provided from the Company's Northwest wood products manufacturing facilities as residuals in the processing of solid wood products and from a whole-log chipping facility. Of the 660,000 bone-dry tons of residual chips used in the South, 46% were provided by the Company's Southern wood products manufacturing facilities.

          At December 31, 1993, the acreages of owned or controlled timber resources by geographic area and the approximate percentages of total fiber requirements available from the Company's respective timber resources in these areas and from the residuals from processed purchased logs were as follows:


                                                 Midwest-
                                                 Central      New
                                     Northwest   Canada     England     South     Total
                                     _____________________________________________________
                                                     (thousands of acres)

Fee                                    1,321        317        665        428      2,731
Leases and contracts                      19        -          -          291        310
Canadian government licenses             -        3,064        -          -        3,064
                                      ______     ______     ______     ______     ______
  Total                                1,340(1)   3,381(2)     665(2)     719(3)   6,105(4)

Approximate percentage of total
  fiber requirements available
  from: (5)
    Owned and controlled timber
      resources                           23%        77%        69%        28%        38%
    Residuals from processed
      purchased logs                      15         -          -           6          9
                                      ______     ______     ______     ______     ______
    Total                                 38%        77%        69%        34%        47%

(1)Principally sawtimber.
(2)Principally pulpwood.
(3)Sawtimber and pulpwood.
(4)On December 31, 1993, the Company's inventory of merchantable sawtimber was approximately 8.9 billion board feet, and its inventory of pulpwood was approximately 66.1 million cords.
(5)Assumes harvesting of Company-owned and controlled timber resources on a sustained timber yield basis and operation of the Company's paper and wood products manufacturing facilities at practical capacity. Percentages shown represent weighted average consumption on a cubic volume basis.


          Long-term leases generally provide the Company with timber harvest-ing rights and carry with them the responsibility for management of the timberlands. The average remaining life of all leases and contracts is in excess of 50 years. In addition, the Company has an option to purchase approximately 203,000 acres of the timberland it currently has under leases and contracts in the South.

          A substantial portion of the wood requirements of the Company's pulp and paper mills in Kenora and Fort Frances, Ontario, Canada, are provided through four separate Forest Management Agreements with the Province of Ontario covering approximately 3 million acres of timberland. Stumpage charges are those in effect at the time the timber is harvested, as prescribed by the province's regulations. The agreements require the Company to assume responsibility for management of the timberlands; however, the Company is reimbursed for certain silvicultural expenses that are incurred. The agreements were signed in 1983 and 1984 and have initial terms of 20 years. At the end of each successive five-year period covered by the agreements, the remaining term will be extended by an additional five years, provided that the Company has fulfilled the timberland management responsibilities set forth in the agreements. In accordance with these provisions, those agreements have been extended.

          The Company seeks to maximize the utilization of its timberlands through efficient management so that the timberlands will provide a continu-ous supply of wood for future needs. Site preparation, planting, fertil-izing, thinning, and logging techniques are continually improved through a variety of methods, including genetic research and computerization.

          The Company assumes substantially all risks of loss from fire and other casualties on all the standing timber it owns, as do most owners of timber tracts in the U.S.

Competition

          The markets served by the Company are highly competitive, with various substantial companies operating in each. The Company competes in its markets principally through price, service, quality, and value-added products and services.

Environmental Quality

          The Company invests substantial capital in order to comply with federal, state, and local environmental laws and regulations. During 1993, capital expenditures attributable to an ongoing pollution abatement program amounted to $46 million. It is anticipated that approximately $70 million will be spent in 1994 for this purpose. Failure to comply with applicable pollution control standards could result in interruption or suspension of operations at the affected facilities or could require additional expenditures at these facilities. Anticipated expenditures pursuant to the ongoing pollution abatement program should enable the Company to continue to meet the environmental standards now applicable to its various facilities.

          The Environmental Protection Agency (EPA) has proposed new rules to regulate air and water emissions from pulp and paper mills. These proposed rules would, among other things, set extremely stringent standards for color, chemical oxygen demand, and the discharge of all chlorinated organics. "Chlorinated organics" refers to a family of thousands of organic compounds that occur naturally and are also produced as byproducts of pulp-bleaching processes that use chlorine compounds.

          Although the majority of these chemical compounds discharged are environmentally benign, a small percentage, including the chemical dioxin, are known to be toxic at sufficiently high concentrations. With this knowledge, Boise Cascade has invested in new pulping and bleaching equipment and has changed bleaching processes so that, today, the level of dioxin in mill effluent at most of the Company's pulp mills is so small that it cannot be measured using acceptable methodology.

          Unfortunately, the proposed EPA rules do not discriminate between known toxins and other chlorinated organics, but rather seek to regulate the levels of all such compounds, regardless of their actual impact on human health or the environment. This approach is likely to require the elimination of elemental chlorine and may require the elimination of all chlorine compounds from the pulp-bleaching process, despite a lack of evidence that totally chlorine-free bleaching would result in significant or cost-effective improvement in the environment or public health. Moreover, the estimated cost of changing bleaching processes and capturing air emissions to accommodate the proposed regulations is staggering - as much as $12 billion for the U.S. pulp and paper industry as a whole. For Boise Cascade, the cost of complying with the proposed rules utilizing current technology could be several hundred million dollars over the next four or five years. Boise Cascade is working with industry associations and the EPA to achieve revisions to the proposed regulations that would better reflect scientific understanding of the effects, the risks of alternative pulp-bleaching processes, and the costs.

          As of December 31, 1993, the Company was notified that it is a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws with respect to 53 sites where hazardous substances or other contaminants are located. The Company has resolved issues relating to several of these sites at minimal cost and believes that it may have minimal or no responsibility with regard to several other of these sites. In most cases, the Company is one of many potentially responsible parties, and its alleged contribution to these sites has been minor. For those sites where a range of potential liability has been determined, the Company has established appropriate reserves.

          With respect to all of the currently outstanding sites, the Company cannot predict with certainty the total response and remedial costs, the Company's share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups, or the availability of insurance coverage. However, based on the Company's investigations, the Company's experience with respect to cleanup of hazardous substances, the fact that expenditures will in many cases be incurred over extended periods of time, and the number of solvent potentially responsible parties, the Company does not presently believe that the known actual and potential response costs will, in the aggregate, have a material adverse effect on its financial condition or the results of operations.

Employees

          As of December 31, 1993, the Company had 17,362 employees, 9,071 of whom were covered under collective bargaining agreements. During 1993, the Company reached new labor agreements effective until mid-1998 at its pulp and paper mill in Kenora, Ontario, Canada. In February 1994, the Company and production and most of the maintenance workers at its International Falls, Minnesota, pulp and paper mill agreed to contract extensions. The agreements are effective until April 1999.

          Collective bargaining agreements at the Company's four Pacific Northwest pulp and paper facilities and one converting operation expired in the spring of 1993. The Company is operating these mills without signed collective bargaining agreements. On February 1, 1994, the Company implemented its final contract offer at its Wallula, Washington, paper mill. The Company is in negotiations with unions representing employees at the other four mills. The Company is seeking changes in the amount of pay for time not worked, changes in work rules in order to increase operating flexibility, and other changes, all of which would improve productivity and efficiency.

          The collective bargaining contracts at the Company's pulp and paper mill in Fort Frances, Ontario, Canada, expired in April 1993. The Company is operating this mill without signed collective bargaining agreements. Although negotiations are continuing, the terms of new agreements proposed by the Company have not been accepted by unions representing employees at this facility. The Company is seeking changes in work rules that would increase operating flexibility, which the Company believes is necessary for increased productivity and efficiency. In addition, there is some dispute over pension plan improvements. A number of the Company's Canadian competitors have already achieved some of the same work rule changes in their contract settlements. Prior to satisfactory resolution of the issues, another firm's mill was on strike for over 90 days. On March 2, 1994, the unions announced that they had selected March 16 as a date for strike. There are meetings scheduled for the Company and unions to meet prior to that date.

          While the Company believes that the Pacific Northwest and Fort Frances, Ontario, negotiations can be resolved without work stoppages or strikes, it is not possible at this time to predict how the negotiations may conclude.

          Among the negotiations scheduled for 1994 are labor contracts covering the Company's Northwest wood products facilities.

Identification of Executive Officers

          The information with respect to the executive officers of the registrant, which is set forth in Item 10 of this annual report on Form 10-K, is incorporated into this Part I by this reference.

Capital Investment

          The Company's capital expenditures in 1993 were $221 million, compared with $283 million in 1992 and $299 million in 1991. Details of 1993 spending by segment and by type are as follows:

                                                                  Replacement,
                                         Quality/    Timber and  Environmental,
                           Expansion   Efficiency(1) Timberlands   and Other      Total
                                              (expressed in millions)

Paper and paper products    $   25       $   43        $  -         $  111       $ 179
Office products                  1            1           -              1           3
Building products                8            7           -             14          29
Timber and timberlands         -            -               4          -             4
Other                            2          -             -              4           6
                            ______       ______        ______       ______       ______
  Total                     $   36       $   51        $    4       $  130       $  221

(1) Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.


          The level of capital investment in 1994 is expected to be about $300 million. The 1994 capital budget will be allocated to cost-saving, modernization, replacement, maintenance, environmental, and safety projects.

Energy

          The paper and paper products segment is the primary energy user of the Company. Self-generated energy sources in this segment, such as wood wastes, pulping liquors, and hydroelectric power, provided 55% of total 1993 energy requirements, compared with 54% in 1992 and 52% in 1991. The energy requirements fulfilled by purchased sources in 1993 were as follows: natural gas, 45%; electricity, 28%; residual fuel oil, 8%; and other sources, 19%.

Item 2.   Properties

          The Company owns substantially all of its operating facilities. Regular maintenance, renewal, and new construction programs have preserved the operating suitability and adequacy of those properties.

          Following is a list of the Company's facilities by segment as of December 31, 1993. Information concerning timber resources is presented in
Item 1 of this Form 10-K.

Paper and Paper Products

10 pulp and paper mills located in Alabama, Louisiana, Maine, Minnesota, Oregon, Washington (3), and Ontario, Canada (2).

1 recycled pulp mill located in Washington.

6 regional service centers located in California, Georgia, Illinois, New Jersey, Oregon, and Texas.

1 converting facility located in Oregon.

7 corrugated container plants located in Idaho (2), Nevada, Oregon, Utah, and Washington (2).

Office Products

24 office supply, paper, and office furniture distribution centers located in Arizona, California (2), Connecticut, Florida, Hawaii (4), Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, Ohio, Oregon, Pennsylvania, South Carolina, Texas (2), Utah, and Washington. The Company plans to open a distribution center in Denver, Colorado, late in the first quarter of 1994.

4 retail outlets located in Hawaii.

Building Products

13 sawmills located in Alabama, Idaho (3), Louisiana, Oregon (5), and Washington (3).

12 plywood and veneer plants located in Idaho, Louisiana (2), Oregon (7), and Washington (2).

1 particleboard plant located in Oregon.

1 engineered wood products plant located in Oregon.

1 wood beam plant located in Idaho.

9 wholesale building materials units located in Arizona, Colorado, Idaho (2), Montana, Utah, and Washington (3).

2 satellite building materials facilities located in Colorado and Washington.

Item 3.   Legal Proceedings

          As of December 31, 1993, the Company was notified that it is a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws with respect to 53 sites where hazardous substances or other contaminants are located. On April 19, 1993, the Company filed a lawsuit in State District Court in Boise, Idaho, against 31 of its current and previous insurance carriers seeking insurance coverage for response costs the Company has incurred or may incur at these sites. The Company cannot predict with certainty the total response and remedial costs, the Company's share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups, or the availability of insurance coverage. However, based on the Company's investigations, the Company's experience with respect to cleanup of hazardous substances, the fact that expenditures will in many cases be incurred over extended periods of time, and the number of solvent potentially responsible parties, the Company does not presently believe that the known actual and potential response costs will, in the aggregate, have a material adverse effect on its financial condition or the results of operations.

          In January 1994, the state of Maine Department of Environmental Protection requested that the Company enter into an administrative settlement to resolve alleged violations of the state's environmental laws during April 1991 through March 1993 at the Company's facility in Rumford, Maine. The alleged violations concern water discharges, air emissions, and hazardous waste. The Department has requested that the Company pay a fine of $359,000 and agree to an injunctive order. Negotiations with the Department are ongoing; it is expected that this matter will be resolved consensually, but at this time, the ultimate resolution of this matter and the dollar amount of any settlement cannot be determined.

          The Company is involved in other litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any pending litigation or administrative proceeding, including that described in the preceding paragraphs would not materially affect its financial condition or operations.

Item 4.   Submission of Matters to a Vote of Security Holders

          Not applicable.

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters

          The Company's common stock is listed on the New York, the Chicago, and the Pacific Stock Exchanges. The high and low sales prices for the Company's common stock, as well as the frequency and amount of dividends paid on such stock, are presented in the tables captioned "Common Stock Prices" and "Common Stock Dividends -- Paid Per Share" in the Company's 1993 Annual Report. Additional information concerning dividends on common stock is presented under the caption "Dividends" of the Financial Review, and information concerning restrictions on the payments of dividends is included in Note 4, "Debt," of the Notes to Financial Statements in the Company's
1993 Annual Report. The approximate number of common shareholders, based upon actual record holders at year-end, is presented under the caption "Financial Highlights" of the Company's 1993 Annual Report. The information under these captions is incorporated herein by this reference.

Item 6.   Selected Financial Data

          The following table sets forth selected financial data of the Company for the years indicated and should be read in conjunction with the disclosures in Item 7 of this Form 10-K:

                                  1993    1992     1991     1990    1989
                                          (expressed in millions)

Assets
  Current assets                 $  887  $  866   $  933   $  998  $  932
  Property and equipment, net     3,010   3,067    3,163    3,155   2,629
  Other                             616     627      633      632     582
                                 ______  ______   ______   ______  ______
                                 $4,513  $4,560   $4,729   $4,785  $4,143

Liabilities and
Shareholders' Equity
  Current liabilities            $  688  $  750   $  651   $  758  $  678
  Long-term debt, less
    current portion               1,593   1,680    1,916    1,649   1,205
  Guarantee of ESOP debt            247     262      275      286     293
  Other                             480     510      439      516     392
  Shareholders' equity            1,505   1,358    1,448    1,576   1,575
                                 ______  ______   ______   ______  ______
                                 $4,513  $4,560   $4,729   $4,785  $4,143


                                    1993    1992     1991     1990    1989
                                        (expressed in millions, except
                                           per-common-share amounts)

Net sales                          $3,958  $3,716   $3,950   $4,186  $4,338
Income (loss) before accounting
  change                              (77)   (154)     (79)      75     268
Net income (loss)                     (77)   (227)     (79)      75     268
Net income (loss) per common share
  Primary
    Income (loss) before
      accounting change            $(3.17) $(4.79)  $(2.46)  $ 1.62  $ 6.19
    Effect of net accounting
      change (1)                     -      (1.94)    -        -       -
                                   ______  ______   ______   ______  ______
                                   $(3.17) $(6.73)  $(2.46)  $ 1.62  $ 6.19

  Fully diluted (2)
    Income (loss) before
      accounting change            $(3.17) $(4.79)  $(2.46)  $ 1.62  $ 5.70
    Effect of net accounting
      change (1)                     -      (1.94)    -        -       -
                                   ______  ______   ______   ______  ______
                                   $(3.17) $(6.73)  $(2.46)  $ 1.62  $ 5.70

Cash dividends declared
  per common share                 $  .60  $  .60   $ 1.29   $ 1.52  $ 1.43


(1) Consists of a one-time noncash charge of $73 million, or $1.94 per share, for the adoption of Financial Accounting Standards Board requirements to accrue postretirement benefits other than pensions.
(2)The computation of fully diluted net income (loss) per common share was antidilutive in all years reported except for the year ended December 31, 1989; therefore, the amounts reported for primary and fully diluted earnings are the same.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          Management's discussion and analysis of financial condition and results of operations are presented under the captions "Financial Review" and "Discussion and Analysis" of the Company's 1993 Annual Report. The information under these captions is incorporated herein by this reference.

Item 8.   Financial Statements and Supplementary Data

          The Company's consolidated financial statements and related notes, together with the report of the independent public accountants, are presented in the Company's 1993 Annual Report and are incorporated herein by this reference. Selected quarterly financial data is presented under the caption "Quarterly Results of Operations" in the Company's 1993 Annual Report and is incorporated herein by this reference.

          The consolidated income (loss) statement for the three months ended December 31, 1993, is presented in the Company's Fact Book for the fourth quarter of 1993 and is incorporated herein by this reference.

          The 10.125% Notes issued in December 1990, the 9.85% Notes issued in June 1990, the 9.9% Notes issued in March 1990, and the 9.45% Debentures issued in October 1989 each contain a provision under which in the event of the occurrence of both a designated event, as defined, and a rating decline, as defined, the holders of these securities may require the Company to redeem the securities.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          Not applicable.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

   Directors

          The directors and nominees for directors of the Company are pre-sented under the caption "Election of Directors" in the Company's definitive proxy statement dated March 7, 1994. All of the nominees are presently directors. This information is incorporated herein by this reference.

   Executive Officers as of February 28, 1994
                                                           Date First
                                                           Elected as
Name                Age    Position or Office              an Officer

John B. Fery         64    Chairman of the Board and        11/29/60
                           Chief Executive Officer,
                           Director

George J. Harad      49    President and
                           Chief Operating Officer,
                           Director                          5/11/82

Peter G. Danis Jr.   62    Executive Vice President          7/26/77

Theodore Crumley     48    Senior Vice President and
                           Chief Financial Officer           5/10/90

Rex L. Dorman        60    Senior Vice President             2/21/75

Alice E. Hennessey   57    Senior Vice President            10/28/71

Terry R. Lock        52    Senior Vice President             2/17/77

Richard B. Parrish   55    Senior Vice President             2/27/80

N. David Spence      58    Senior Vice President             12/8/87

John H. Wasserlein   52    Senior Vice President             2/10/82

J. Ray Barbee        46    Vice President                    9/26/89

Stanley R. Bell      47    Vice President                    9/25/90

John C. Bender       53    Vice President                    2/13/90

Charles D. Blencke   50    Vice President                   12/11/92

Tom E. Carlile       42    Vice President and
                           Controller                         2/4/94

A. Ben Groce         52    Vice President                     2/8/91

J. Michael Gwartney  53    Vice President                    4/25/89

John W. Holleran     39    Vice President and
                           General Counsel                   7/30/91

H. John Leusner      58    Vice President                   12/11/92

Irving Littman       53    Vice President and
                           Treasurer                         11/1/84

Jeffrey G. Lowe      52    Vice President                   12/11/92

Robert L. Merrill    51    Vice President                   12/11/92

Carol B. Moerdyk     43    Vice President                    5/10/90

D. Ray Ryden         60    Vice President                    4/26/88

Donald F. Smith      52    Vice President                    12/8/87

J. Kirk Sullivan     58    Vice President                    9/30/81

Gary M. Watson       46    Vice President                     2/5/93

A. James Balkins III 41    Corporate Secretary                9/5/91

          All of the officers named above except A. Ben Groce and Gary M. Watson (see below) have been employees of the registrant or one of its subsidiaries for at least five years. Mr. Groce rejoined the Company in 1991 after resigning in June 1989. Prior to his resignation, he had served as an officer of the Company since December 1987.

          Rex L. Dorman, senior vice president and former chief financial officer, will retire from his position with the Company effective June 1, 1994. Theodore Crumley, formerly vice president and controller, was elected senior vice president and chief financial officer as of February 4, 1994, to replace him. Mr. Dorman will assist Mr. Crumley with the transition in the Company's financial management until June 1.

          Tom E. Carlile was elected vice president and controller in February 1994. Mr. Carlile received a B.A. degree in accounting in 1973 from Boise State University in Boise, Idaho, and is a certified public accountant. He joined the Company in 1973 and held a variety of financial and planning positions before becoming director of finance and planning for the White Paper Division in 1989.

          E. Thomas Edquist, senior vice president, retired from his position as an officer of the Company effective July 31, 1993. He continued to work for the Company until his retirement on December 31, 1993.

          Gary M. Watson was elected vice president in February 1993.
Dr. Watson received a B.S. degree in chemistry from Western Washington University in 1969. He also received an M.S. degree in 1972 and a Ph.D. degree in chemical physics in 1974, both from Lawrence University in connection with the Institute of Paper Science and Technology. He joined Boise Cascade in 1992 as director of the Company's Paper Research and Development Center in Portland, Oregon.

Item 11.  Executive Compensation

          Information concerning compensation of the Company's executive officers for the year ended December 31, 1993, is presented under the caption "Compensation Tables" in the Company's definitive proxy statement dated
March 7, 1994.  This information is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

   (a) Information concerning the security ownership of certain benefi-cial owners as of December 31, 1993, is set forth under the caption "Beneficial Ownership" in the Company's definitive proxy statement dated March 7, 1994, and is incorporated herein by this reference.

   (b) Information concerning security ownership of management as of December 31, 1993, is set forth under the caption "Security Ownership of Directors and Executive Officers" in the Company's definitive proxy statement dated March 7, 1994, and is incorporated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

          Information concerning certain relationships and related transactions during 1993 is set forth under the caption "Consulting Agreement" in the Company's definitive proxy statement dated March 7, 1994, and is incorporated herein by this reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
          Form 8-K

   (a) The following documents are filed as a part of this annual report on Form 10-K for Boise Cascade Corporation and subsidiaries:

          (1) (i) The Income (Loss) Statement for the three months ended December 31, 1993, is incorporated herein by this reference from the Company's Fact Book for the fourth quarter of 1993.

                  (ii) The Financial Statements, the Notes to Financial Statements, and the Report of Independent Public Accountants listed below are incorporated herein by this reference from the Company's 1993 Annual Report.

                           - Balance Sheets as of December 31, 1993, 1992,
                             and 1991.
                           - Statements of Income (Loss) for the years ended
                             December 31, 1993, 1992, and 1991.
                           - Statements of Cash Flows for the years ended
                             December 31, 1993, 1992, and 1991.
                           - Statements of Shareholders' Equity for the years
                             ended December 31, 1993, 1992, and 1991.
                           - Notes to Financial Statements.
                           - Report of Independent Public Accountants.

          (2) Financial Statement Schedules.

                  -      Report of Independent Public Accountants.
                  V      Property and Equipment for the years ended
                         December 31, 1993, 1992, and 1991.
                  VI     Accumulated Depreciation, Depletion, and
                         Amortization of Property and Equipment for the years ended December 31, 1993, 1992, and 1991.
                  VII Guarantees of Securities of Other Issuers as of December 31, 1993.
                  IX     Short-Term Borrowings for the years ended
                         December 31, 1993, 1992, and 1991.
                  X Supplementary Income Statement Information for the years ended December 31, 1993, 1992, and 1991.
                  -      Consent of Independent Public Accountants.

          Schedules other than those listed are omitted because they are not applicable or because the required information is shown in the financial statements or notes.

          (3) Exhibits.

                  A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immedi-ately precedes such exhibits, and is incorporated herein by this reference.

   (b) Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended December 31, 1993.

   For the purpose of complying with the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-47892 (filed
   May 14, 1992), 33-28595 (filed May 8, 1989), 33-21964 (filed June 6,
   1988), 33-31642 (filed November 7, 1989), 2-96196 (filed March 25, 1985),
   33-45675 (filed February 12, 1992), and 33-16672 (filed September 10,
   1987):

       Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers, and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer, or controlling person of the registrant in the successful defense of any action, suit, or proceeding) is asserted by such director, officer, or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Boise Cascade Corporation:

          We have audited, in accordance with generally accepted auditing standards, the financial statements included in Boise Cascade Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated January 26, 1994. Our report on the financial statements includes an explanatory paragraph with respect to the change in the method of accounting for postretirement benefits other than pensions in accordance with Standard No. 106 of the Financial Accounting Standards Board as discussed in Note 5 of the financial state-ments. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedules listed in Part IV, Item 14(a)(2) are the responsibility of the Company's management and are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                                   ARTHUR ANDERSEN & CO.



Boise, Idaho
January 26, 1994

                               SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Boise Cascade Corporation


                                           By   John B. Fery
                                                John B. Fery
                                                Chairman of the Board and
                                                Chief Executive Officer

Dated:  March 11, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 1994.

             Signature                             Capacity

(i)   Principal Executive Officer:

            John B. Fery                   Chairman of the Board and
            John B. Fery                    Chief Executive Officer

(ii)  Principal Financial Officer:

          Theodore Crumley                 Senior Vice President and
          Theodore Crumley                  Chief Financial Officer

(iii)  Principal Accounting Officer:

            Tom E. Carlile                       Vice President
            Tom E. Carlile                       and Controller

(iv)   Directors:

            John B. Fery                             Paul J. Phoenix
            John B. Fery                             Paul J. Phoenix

          Anne L. Armstrong                        A. William Reynolds
          Anne L. Armstrong                        A. William Reynolds

          Robert E. Coleman                         Frank A. Shrontz
          Robert E. Coleman                         Frank A. Shrontz

           George J. Harad                          Edson W. Spencer
           George J. Harad                          Edson W. Spencer

         Robert K. Jaedicke                      Robert H. Waterman, Jr.
         Robert K. Jaedicke                      Robert H. Waterman, Jr.

          James A. McClure                            Ward W. Woods
          James A. McClure                            Ward W. Woods

                                             BOISE CASCADE CORPORATION AND SUBSIDIARIES

                                                 SCHEDULE V--PROPERTY AND EQUIPMENT

                                        FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991


      COLUMN A                      COLUMN B      COLUMN C      COLUMN D              COLUMN E            COLUMN F

                                   BALANCE AT                                                            BALANCE
                                   BEGINNING     ADDITIONS                        OTHER CHANGES          AT END OF
    CLASSIFICATION                 OF PERIOD      AT COST      RETIREMENTS       ADD         DEDUCT      PERIOD
                                                             (EXPRESSED IN THOUSANDS)

YEAR ENDED DECEMBER 31, 1993

  Timber and timberlands
    Timber and timberlands         $  323,156    $    4,663    $   11,120    $     -       $   11,128(1) $  305,571
    Timber deposits                    62,799          -             -             -            2,316        60,483
                                   __________    __________    __________    __________    __________    __________
                                   $  385,955    $    4,663    $   11,120    $     -       $   13,444    $  366,054

  Property and equipment
    Land and land improvements     $   56,601    $    2,759    $      922    $     -       $    1,567(2) $   56,871
    Buildings and improvements        556,266        19,975         4,529          -             -          571,712
    Machinery and equipment         4,498,287       194,084        49,937          -             -        4,642,434
                                   __________    __________    __________    __________    __________    __________
                                   $5,111,154    $  216,818    $   55,388    $     -       $    1,567    $5,271,017

YEAR ENDED DECEMBER 31, 1992

  Timber and timberlands
    Timber and timberlands         $  347,634    $    7,537    $   22,070    $     -       $    9,945(1) $  323,156
    Timber deposits                    41,820          -             -           20,979          -           62,799
                                   __________    __________    __________    __________    __________    __________
                                   $  389,454    $    7,537    $   22,070(3) $   20,979    $    9,945    $  385,955

  Property and equipment
    Land and land improvements     $   64,334    $    1,593    $    7,816    $     -       $    1,510(2) $   56,601

    Buildings and improvements        593,649        16,129        53,512          -             -          556,266
    Machinery and equipment         4,417,202       257,692       176,607          -             -        4,498,287
                                   __________    __________    __________    __________    __________    __________
                                   $5,075,185    $  275,414    $  237,935(4) $     -       $    1,510    $5,111,154


YEAR ENDED DECEMBER 31, 1991

  Timber and timberlands
    Timber and timberlands         $  358,020    $    5,065    $   10,608    $    5,100(5) $    9,943(1) $  347,634
    Timber deposits                    33,965          -             -            7,855          -           41,820
                                   __________    __________    __________    __________    __________    __________
                                   $  391,985    $    5,065    $   10,608    $   12,955    $    9,943    $  389,454

  Property and equipment
    Land and land improvements     $   76,633    $    1,348    $    6,675    $     -       $    6,972(5) $   64,334
    Buildings and improvements        569,906        27,679         3,936          -             -          593,649
    Machinery and equipment         4,235,133       264,582        82,513          -             -        4,417,202
                                   __________    __________    __________    __________    __________    __________
                                   $4,881,672    $  293,609    $   93,124(6) $     -       $    6,972    $5,075,185



NOTES:

(1)     Primarily cost of company timber harvested.
(2)     Primarily amortization of logging roads.
(3)     Includes sales of timber and timberlands of $14,438,000.
(4)     Includes $61,164,000 attributable to the sale of essentially all of the Company's wholesale office products distribution operations, $98,044,000 to the sale of 11 corrugated container plants, and $24,770,000 to the sale of other miscellaneous items.
(5)     Primarily the transfer of plant site to timberlands and amortization of logging roads.
(6)     Includes $37,728,000 attributable to the sale of company aircraft.


                                         BOISE CASCADE CORPORATION AND SUBSIDIARIES

                                           SCHEDULE VI--ACCUMULATED DEPRECIATION,

                                    DEPLETION, AND AMORTIZATION OF PROPERTY AND EQUIPMENT

                                    FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991



       COLUMN A                       COLUMN B       COLUMN C       COLUMN D               COLUMN E              COLUMN F

                                                    ADDITIONS
                                     BALANCE AT     CHARGED TO                                                  BALANCE
                                     BEGINNING      COSTS AND                            OTHER CHANGES          AT END OF
     DESCRIPTION                     OF PERIOD      EXPENSES       RETIREMENTS       ADD           DEDUCT       PERIOD
                                                                    (EXPRESSED IN THOUSANDS)

YEAR ENDED DECEMBER 31, 1993

  Buildings and improvements         $  216,624     $   21,909     $    3,575     $     -        $     -        $  234,958
  Machinery and equipment             1,827,565        233,106         34,269           -              -         2,026,402
                                     __________     __________     __________     __________     __________     __________
                                     $2,044,189     $  255,015     $   37,844     $     -        $     -        $2,261,360

YEAR ENDED DECEMBER 31, 1992

  Buildings and improvements         $  213,091     $   21,513     $   17,980     $     -        $     -        $  216,624
  Machinery and equipment             1,699,569        232,822        104,826           -              -         1,827,565
                                     __________     __________     __________     __________     __________     __________
                                     $1,912,660     $  254,335     $  122,806(1)  $     -        $     -        $2,044,189

YEAR ENDED DECEMBER 31, 1991

  Buildings and improvements         $  194,395     $   21,889     $    3,193     $     -        $     -        $  213,091
  Machinery and equipment             1,532,399        211,566         44,396           -              -         1,699,569
                                     __________     __________     __________     __________     __________     __________
                                     $1,726,794     $  233,455     $   47,589(2)  $     -        $     -        $1,912,660


NOTES:

(1)        Includes $21,708,000 attributable to the sale of essentially all of the Company's wholesale office products distribution operations, $54,085,000 to the sale of 11 corrugated container plants, and $2,520,000 to the sale of other miscellaneous items.
(2)        Includes $2,886,000 attributable to the sale of company aircraft.


                                                            BOISE CASCADE CORPORATION AND SUBSIDIARIES

                                                      SCHEDULE VII--GUARANTEES OF SECURITIES OF OTHER ISSUERS

                                                                         DECEMBER 31, 1993



    COLUMN A               COLUMN B           COLUMN C        COLUMN D        COLUMN E        COLUMN F                COLUMN G

                                                                                                              NATURE OF ANY DEFAULT
                                                                                                                     BY ISSUER OF
                                                            AMOUNT OWNED      AMOUNT IN                       SECURITIES GUARANTEED
NAME OF ISSUER OF      TITLE OF ISSUE OF                     BY PERSON OR    TREASURY OF                     IN PRINCIPAL, INTEREST,
SECURITIES GUARANTEED    EACH CLASS OF      TOTAL AMOUNT     PERSONS FOR      ISSUER OF                           SINKING FUND OR
BY PERSON FOR WHICH       SECURITIES       GUARANTEED AND   WHICH STATE-      SECURITIES      NATURE OF      REDEMPTION PROVISIONS,
STATEMENT IS FILED        GUARANTEED        OUTSTANDING     MENT IS FILED     GUARANTEED    GUARANTEE (1)    OR PAYMENT OF DIVIDENTS
                                                               (expressed in thousands)

City of Lafayette -
  Industrial Revenue
  Bonds                 Secured Notes         $1,450           $ -               $ -            $  107                None

City of Yakima -
  Industrial Revenue
  Bonds                 Unsecured Notes        1,700             -                 -               167                None

City of Oil City -
  Industrial Revenue
  Bonds                 Unsecured Notes        1,900             -                 -               112                None

City of Edwardsville -
  Industrial Revenue
  Bonds                 Unsecured Notes        1,000             -                 -                71                None

City of West Chicago -
  Industrial Revenue
  Bonds                 Secured Notes          1,000             -                  -                96               None
                                              ______           ______             ______         ______
                                              $7,050           $ -                $ -            $  553

(1)  All guarantees are for principal and interest.  Amounts shown represent annual aggregate interest guaranteed.


                                                       BOISE CASCADE CORPORATION AND SUBSIDIARIES

                                                           SCHEDULE IX - SHORT-TERM BORROWINGS

                                                  FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991


   COLUMN A                COLUMN B       COLUMN C          COLUMN D           COLUMN E           COLUMN F

 CATEGORY OF                              WEIGHTED                          AVERAGE AMOUNT    WEIGHTED AVERAGE
  AGGREGATE                BALANCE        AVERAGE        MAXIMUM AMOUNT       OUTSTANDING      INTEREST RATE
 SHORT-TERM               AT END OF       INTEREST        OUTSTANDING         DURING THE         DURING THE
 BORROWINGS                 PERIOD          RATE          AT MONTH END         PERIOD (1)        PERIOD (2)
                                               (dollars expressed in thousands)

1993
Notes payable
  Amounts payable
  to banks                $ 31,000          3.9%           $ 50,516            $ 26,105            3.7%


1992
Notes payable
  Amounts payable
  to banks                $  4,000         4.1%            $139,000            $ 55,401            4.4%


1991
Notes payable
  Amounts payable
  to banks                $ 58,000         5.1%            $106,000            $ 61,545            6.1%


(1) The average amount outstanding during the year was determined based on daily amounts outstanding.
(2) The weighted average interest rate during the year was computed by dividing average annualized interest by average annualized short-term borrowings.


                  BOISE CASCADE CORPORATION AND SUBSIDIARIES

           SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION

             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992, AND 1991


       COLUMN A                              COLUMN B
         ITEM                      CHARGED TO COSTS AND EXPENSES
                                      YEAR ENDED DECEMBER 31
                               1993            1992            1991
                                     (expressed in thousands)


Maintenance and repairs      $339,027        $345,257        $369,079

Taxes, other than payroll
  and income taxes             52,848          54,984          57,633

                CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


          As independent public accountants, we hereby consent to the incorporation of our reports dated January 26, 1994, included or incor-porated by reference in this Form 10-K for the year ended December 31, 1993, into Boise Cascade Corporation's previously filed post-effective amendment No. 1 to Form S-8 registration statement (File No. 33-28595); the registration statement on Form S-8 (File No. 33-47892); post-effective amendment No. 1 to Form S-8 registration statement (File No. 2-96196); post-effective amendment No. 1 to Form S-8 registration statement (File
No. 33-21964); the registration statement on Form S-8 (File No. 33-31642); the registration statement on Form S-8 (File No. 33-45675); the registration statement on Form S-3 (File No. 33-38216); and the registration statement on Form S-3 (File No. 33-55396).



                                                   ARTHUR ANDERSEN & CO.



Boise, Idaho
March 11, 1994

                                BOISE CASCADE CORPORATION

                                    INDEX TO EXHIBITS
                              Filed with the Annual Report
                                  on Form 10-K for the
                              Year Ended December 31, 1993


                                                                          Page
Number       Description                                                 Number
                                                                          (1)

  3.1 (2)    Restated Certificate of Incorporation, as amended              -
  3.2 (3)    Certificate of Designation of Convertible Preferred
               Stock, Series D, dated July 10, 1989                         -
  3.3 (4)    Certificate of Designation of Conversion Preferred
               Stock, Series E, dated January 21, 1992                      -
  3.4        Certificate of Designation of Cumulative Preferred
               Stock, Series F, dated January 29, 1993                     31
  3.5        Bylaws, as amended, July 30, 1993                             35
  3.6        Certificate of Designation of Conversion Preferred
               Stock, Series G, dated September 17, 1993                   51
  4.1 (5)    Trust Indenture between Boise Cascade Corporation and
               Morgan Guaranty Trust Company of New York, Trustee,
               dated October 1, 1985, as amended                            -
  4.2 (6)    1990 Revolving Loan Agreement -- $750,000,000, dated
               January 1, 1990, as amended                                  -
  4.3 (7)    Shareholder Rights Plan, as amended September 25, 1990         -
  9          Inapplicable                                                   -
 10.1        Key Executive Performance Plan for Executive Officers,
               as amended February 3, 1994                                 65
 10.2        1986 Executive Officer Deferred Compensation Plan,
               as amended July 29, 1993                                    81
 10.3        1983 Board of Directors Deferred Compensation Plan,
               as amended July 29, 1993                                    93
 10.4        1982 Executive Officer Deferred Compensation Plan,
               as amended July 29, 1993                                   103
 10.5        Executive Officer Severance Pay Policy                       115
 10.6        Supplemental Early Retirement Plan for Executive Officers    119
 10.7        Boise Cascade Corporation Supplemental Retirement Policy     131
 10.8        1987 Board of Directors Deferred Compensation Plan,
               as amended July 29, 1993                                   135
 10.9        1984 Key Executive Stock Option Plan and Form of Agreement,
               as amended through February 7, 1992                        145
 10.10       Executive Officer Group Life Insurance Plan description      157
 10.11       Executive Officer Split-Dollar Life Insurance Plan           161
 10.12       Form of Agreement with Executive Officers, as amended        175
 10.13       Supplemental Health Care Plan for Executive Officers         189
 10.14       Nonbusiness Use of Corporate Aircraft Policy, as amended     197
 10.15       Executive Officer Financial Counseling Program description   201
 10.16       Family Travel Program description                            205
 10.17       Form of Directors' Indemnification Agreement                 209
 10.18       Deferred Compensation and Benefits Trust, as amended
               through June 30, 1989                                      219
10.19        1991 Director Stock Option Plan                              249
 11          Inapplicable                                                   -
 12          Ratio of Earnings (Losses) to Fixed Charges                  259
 13.1        Incorporated sections of the Boise Cascade Corporation
               1993 Annual Report                                         263
 13.2        Incorporated sections of the Boise Cascade Corporation
               1993 Fact Book for the fourth quarter of 1993              301
 18          Inapplicable                                                   -
 19          Inapplicable                                                   -
 22          Significant subsidiaries of the registrant                   309
 23          Inapplicable                                                   -
 24          Consent of Arthur Andersen & Co.  (See page 26)                -
 25          Inapplicable                                                   -
 28          Inapplicable                                                   -
 29          Inapplicable                                                   -

 (1) This information appears only in the manually signed original of the Annual Report on Form 10-K.

 (2) Exhibit 3.1 was filed under the same exhibit number in the Company's 1987 Annual Report on Form 10-K and is incorporated herein by this reference.

 (3) The Certificate of Designation of Convertible Preferred Stock, Series D, dated July 10, 1989, was filed as Exhibit 4.4 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and is incorporated herein by this reference.

 (4) Exhibit 3.3 was filed under the same exhibit number in the Company's 1991 Annual Report on Form 10-K and is incorporated herein by this reference.

 (5) The Trust Indenture between Boise Cascade Corporation and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended, was filed as Exhibit 4 in the Registration Statement on Form S-3
      No. 33-5673, filed May 13, 1986. The First Supplemental Indenture, dated December 20, 1989, to the Trust Indenture between Boise Cascade Corporation and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, was filed as Exhibit 4.2 in the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 No. 33-32584, filed December 20, 1989. The Second Supplemental Indenture, dated August 1, 1990, to the Trust Indenture was filed as Exhibit 4.1 in the Company's Current Report on Form 8-K filed on August 10, 1990. Each of the documents referenced in this footnote is incorporated herein by this reference.

 (6) The 1990 Revolving Loan Agreement, as amended, was filed as Exhibit 4.1 in the Company's Form 10-K for the year ended December 31, 1989, filed with the Securities and Exchange Commission on March 8, 1990, and is incorporated herein by this reference. The Form of Second Amendment to the 1990 Revolving Loan Agreement was filed as Exhibit 4.2 in the Company's Form 10-Q for the quarter ended March 31, 1992, filed with the Securities and Exchange Commission on May 8, 1992, and the Form of Third Amendment to the 1990 Revolving Loan Agreement was filed as Exhibit 4 in the Company's Form 8-K, dated December 4, 1992, filed with the Securities and Exchange Commission on December 4, 1992, both of which are incorporated herein by this reference.

      In reliance upon item 601(b)(4)(iii) of Regulation S-K, the registrant is not filing herewith various instruments (other than those mentioned in footnotes 5 and 6) defining the rights of holders of long-term debt of the registrant and its subsidiaries because the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis.
      The registrant hereby agrees to furnish a copy of any such instrument to the Commission upon request.

 (7) The Rights Agreement, dated as of December 13, 1988, as amended September 25, 1990, was filed as Exhibit 1 in the Company's Form 8-K filed with the Securities and Exchange Commission on September 25, 1990, and is incorporated herein by this reference.