Form 10-Q
period 1994-03-31
BOISE CASCADE CORP
filed 1994-05-12
CIK 12978

F O R M  10 - Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.   20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1994


( ) Transition Report Pursuant to Section 13 or 15(d) of The Securities
    Exchange Act of 1934

For the Transition Period From ___________ to _____________


Commission file number 1-5057


                          BOISE CASCADE CORPORATION

           (Exact name of registrant as specified in its charter)

Delaware                                                        82-0100960

(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification No.)

One Jefferson Square
P.O. Box 50
Boise, Idaho                                                    83728-0001

(Address of principal executive offices)                        (Zip Code)



(208) 384-6161

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X     No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Shares Outstanding
               Class                             as of April 30, 1994
         Common stock, $2.50 par value                 38,036,681

                      PART I - FINANCIAL INFORMATION


         Quarterly Financial Statements

         The quarterly financial statements of the Company and its subsidiaries for the first quarter of 1994 and certain related notes are presented in the Company's Report to Shareholders for the First Quarter of 1994 under the captions "Balance Sheets," "Statements of Loss," "Segment Information," "Statements of Cash Flows," and "Notes to Quarterly Financial Statements" and are incorporated herein by this reference.


         The quarterly financial statements have not been audited by indepen-dent public accountants, but in the opinion of management, all adjust-ments necessary to present fairly the results for the periods have been included. Except as may be disclosed in the "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

         The statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These quarterly financial statements should be read together with the statements and the accompanying notes included in the Company's 1993 Annual Report.

         Supplementary Notes to Quarterly Financial Statements

         The following notes supplement the Notes to Quarterly Financial Statements referred to previously.

(1) NET LOSS PER COMMON SHARE. Net loss per common share was determined by dividing net loss, as adjusted, by applicable shares outstanding. The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted loss are the same.

         For the three-month periods ended March 31, 1994 and 1993, primary average shares include only common shares outstanding. For these periods, common stock equivalents attributable to stock options, Series E conversion preferred stock, and Series G conversion preferred stock subsequent to issuance in September 1993 were excluded because they were antidilutive. Excluded common equivalent shares were 16,263,000 at March 31, 1994, compared with 8,731,000 shares at the same date in the prior year. In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's other convertible securities.

                                              Three Months Ended March 31
                                                   1994           1993
                                                (expressed in thousands)

      Net loss as reported                      $ (37,600)     $ (12,100)
        Preferred dividends                       (13,648)        (9,173)
                                                _________      _________
      Primary loss                                (51,248)       (21,273)
        Assumed conversions:
          Preferred dividends eliminated           10,945          7,612
          Interest on 7 percent
            debentures eliminated                     860            953
        Supplemental ESOP contribution             (3,144)        (3,207)
                                                _________      _________
      Fully diluted loss                        $ (42,587)     $ (15,915)

      Average number of common shares
        Primary                                    38,020         37,948

        Fully diluted                              61,249         53,760

         Primary loss includes the aggregate amount of dividends on the Company's preferred stock. The dividend attributable to the Company's Series D convertible preferred stock held by the Company's ESOP (employee stock ownership plan) is net of a tax benefit. To determine the fully diluted loss, dividends on convertible preferred stock and interest, net of any applicable taxes, have been added back to primary loss to reflect assumed conversions. The fully diluted loss was increased by the after-tax amount of additional contributions that the Company would be required to make to its ESOP if the Series D ESOP preferred shares were converted to common stock.

(2) DEBT. At March 31, 1994, the Company had a $750 million revolving credit agreement with a group of banks. Borrowing under the agreement was $255 million. The agreement was replaced with a new committed unsecured revolving agreement of $650 million early in April. Also at March 31, 1994, one of the Company's Canadian subsidiaries had a $130 million unsecured revolving credit agreement that permitted borrowing in either U.S. or Canadian dollars. At March 31, 1994, all of that amount had been borrowed. In April, outstanding borrowings under the Canadian revolver were repaid, and the agreement was cancelled.

(3)      INVENTORIES.  Inventories include the following:

                                                  March 31       December 31
                                              1994       1993       1993
                                               (expressed in thousands)

      Finished goods and work in process    $259,435   $244,831    $255,395
      Logs                                    65,596     43,564     106,649
      Other raw materials and supplies       180,797    174,721     167,192
      LIFO reserve                           (85,335)   (64,979)    (82,627)
                                            ________   ________    ________
                                            $420,493   $398,137    $446,609

(4) INCOME TAXES. Effective as of January 1, 1993, the Company adopted new Financial Accounting Standards Board requirements that govern the way deferred taxes are calculated and reported. Adoption of these requirements entailed a one-time adjustment that had no effect on the Company's first quarter 1993 net loss.

      The components of the net deferred tax liability on the Company's Balance Sheet were determined as follows:

                                            March 31                 December 31
                                    1994              1993               1993
                               Assets  Liabil.   Assets  Liabil.   Assets  Liabil.
                                             (expressed in millions)
      Operating loss
        carryover              $201.3   $  -     $ 73.2   $  -     $169.8   $  -
      Employee benefits         100.8     16.0     91.8     13.0     98.3     17.4
      Property and equipment
        and timber and
        timberlands              87.8    591.5     87.6    548.8     89.0    589.4
      Alternative minimum tax    79.8      -       93.1      -       79.8      -
      Tax credit carryovers      46.8      -       44.3      -       47.2      -
      Reserves                   10.7      1.6     12.7      1.0     11.6      1.5
      Inventories                 9.8       .4     12.9       .5      9.7       .4
      State income taxes          4.2     29.7      4.7     23.9      3.9     29.0
      Deferred charges             .3     13.4       .4     17.4       .3     14.6
      Differences in basis
        of nonconsolidated
        entities                  -       18.9      -        -        -       17.9
      Other                      10.5     34.1      7.1     52.6      9.8     32.9
                               ______   ______   ______   ______   ______   ______
                               $552.0   $705.6   $427.8   $657.2   $519.4   $703.1

      At March 31, 1994, Canadian subsidiaries of the Company had $180,398,000 of undistributed earnings which have been indefinitely reinvested. It is not practical to make a determination of the additional U.S. income taxes that would be due upon remittance of these earnings until the remittance occurs.

Management's Discussion and Analysis of Financial Condition and Results of Operations

First Quarter of 1994 Compared With First Quarter of 1993

Boise Cascade Corporation reported a net loss of $37.6 million, or $1.35 per fully diluted common share, in the first quarter of 1994, compared with a loss of $12.1 million, or 56 cents per share, in the first quarter of 1993. Results for the first quarter of 1993 included a pretax gain of $8.6 million, or 14 cents per fully diluted share, from an asset sale.

Sales for the first quarter of 1994 increased to $1.014 billion, compared with $984 million in the same period of the prior year.

The paper segment operating loss for the first quarter was $69.7 million, compared with a loss of $43.6 million in the first quarter of 1993. Manufacturing costs were up from the comparison period because of severe winter weather, maintenance and lack-of-order downtime, and related operating difficulties at some facilities.

Despite a slight increase in sales volumes in the first quarter, compared with first and fourth quarters of 1993, sales revenues for the segment were essentially flat relative to sales in comparison quarters. Average quarterly per ton paper prices of the Company's major paper grades, uncoated free sheet and coated papers, fell more than five percent from fourth quarter 1993 levels. Average prices for newsprint and uncoated groundwood papers also declined, while prices for containerboard and market pulp rose during the quarter from fourth quarter levels.

Office products first quarter 1994 segment income was $10.9 million on sales of $191 million, compared with income of $9.8 million on sales of $169 million in the first quarter of 1993. The increase in dollar sales volume was due to additional sales from existing locations as well as from new and recently acquired facilities.

Building products operating income declined from $62.4 million for the year-ago first quarter to $35 million as delivered log costs, driven by constricted timber supply in the Northwest, continued to increase. Segment sales rose slightly to $395 million for the first three months of 1994 from $382 million for the same period in 1993.

Total long- and short-term debt outstanding at March 31, 1994, was $2.1 billion, substantially unchanged from the amounts outstanding at the same date in the prior year and at December 31, 1993. Interest expense for the first three months of 1994 of $36.4 million was down modestly from that of first quarter last year. The effective tax benefit rate for the first quarter of 1994 was 40 percent, compared with a benefit rate of 38 percent for the same period in the prior year.

Working capital decreased from $351 million at March 31, 1993, to $142 million at March 31, 1994, primarily due to an increase in the current portion of long-term debt. The increase in current portion reflected amounts that were due pursuant to an expiring revolving credit agreement. That agreement was replaced with a new revolving credit agreement in April 1994. Working capital available at December 31, 1993, was $199 million. Cash provided by operations for the first three months of 1994 was $4.1 million, compared with $47.4 million in the same period of the prior year.

At March 31, 1994, the Company and one of its Canadian subsidiaries had two unsecured revolving credit agreements outstanding that permitted borrowings of up to $880 million of which a total of $385 million was outstanding. During April 1994, the Company entered into a new $650 million unsecured revolving credit agreement which replaced its $750 million agreement. The new revolving credit agreement was effective as of April 15, 1994. This agreement expires in June 1997, and any amounts outstanding are payable at that time. Also in April, the $130 million Canadian subsidiary agreement was terminated, and the Canadian subsidiary promptly entered into short-term loans for an aggregate of $150 million which, unless extended, are payable on demand by the lenders on or after June 1, 1994.

The new revolving credit agreement requires the Company to maintain a minimum amount of net worth and not to exceed a maximum ratio of debt to net worth. If the new agreement had been outstanding at March 31, 1994, the Company's net worth would have exceeded the defined minimum amount by $185,854,000. The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under this agreement. The Company is also required to maintain a defined minimum interest coverage in each successive four-quarter period, which the Company met at March 31, 1994. The cyclical downturn the Company has been experiencing has reduced the Company's interest coverage. While the Company currently expects to continue to meet the coverage in each of the succeeding quarters in 1994, there can be no assurance as to the results of operations during the balance of 1994.

The Company intends to combine the majority of its newsprint, uncoated groundwood and related assets into its wholly owned Canadian subsidiary, Boise Cascade Canada Ltd. The transaction will be structured so that the Canadian company will be independently managed with its own access to financial markets so that it can independently fund its capital investment requirements.

The Canadian company currently includes pulp and paper mills in Fort Frances and Kenora, Ontario, and long-term harvesting rights on 3.1 million acres of timberland in Ontario. As part of this transaction, Boise Cascade Canada will purchase the Company's pulp and paper mill along with a deinked recycled pulp facility, both of which are located in Steilacoom (West Tacoma), Washington. In addition,the Canadian company will enter into an exclusive newsprint marketing agreement with the Company to purchase, at a brokerage discount for resale to the Canadian company's customers, all of the newsprint produced at the Company's pulp and paper mill located in DeRidder, Louisiana.

The Company will use proceeds from the transaction to reduce debt and for general corporate purposes. The details of the transaction have not been finalized.

Capital expenditures for property and equipment and timber and timberlands were $48.5 million during the first three months of 1994, compared with $49.6 million for the same period in the prior year and $221.5 million for the year ended December 31, 1993.

An expanded discussion and analysis of financial condition is presented on pages 16 and 17 of the Company's 1993 Annual Report under the captions "Financial Condition" and "Capital Investment."


                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is involved in litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any pending litigation or administrative proceeding would not materially affect its financial condition or operations.

Item 2.  Changes in Securities

At March 31, 1994, the Company and one of its Canadian subsidiaries had two unsecured revolving credit agreements outstanding that permitted borrowings of up to $880 million of which a total of $385 million was outstanding. During April 1994, the Company entered into a new $650 million unsecured revolving credit agreement which replaced its $750 million agreement. The new revolving credit agreement was effective as of April 15, 1994. This agreement expires in June 1997, and any amounts outstanding are payable at that time. Also in April, the $130 million Canadian subsidiary agreement was terminated, and the Canadian subsidiary promptly entered into short-term loans for an aggregate of $150 million which, unless extended, are payable on demand by the lenders on or after June 1, 1994.

The new revolving credit agreement requires the Company to maintain a minimum amount of net worth and not to exceed a maximum ratio of debt to net worth. If the new agreement had been outstanding at March 31, 1994, the Company's net worth would have exceeded the defined minimum amount by $185,854,000. The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under this agreement. The Company is also required to maintain a defined minimum interest coverage in each successive four-quarter period, which the Company met at March 31, 1994. The cyclical downturn the Company has been experiencing has reduced the Company's interest coverage. While the Company currently expects to continue to maintain the coverage in each of the succeeding quarters in 1994, there can be no assurance as to the results of operations during the balance of 1994.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

During the first quarter of 1994, the Company and production and maintenance workers at its International Falls, Minnesota, pulp and paper mill agreed to five-year contract extensions. The agreements are effective until April 1999. In March 1994, the Company reached new labor agreements effective until mid-1998 at its pulp and paper mill in Fort Frances, Ontario, Canada.

Collective bargaining agreements at the Company's four Pacific Northwest pulp and paper facilities and one converting operation expired in the spring of 1993. The Company is operating these mills without signed collective bargaining agreements. On February 1, 1994, the Company implemented its final contract offer at its Wallula, Washington, paper mill. The Company is in negotiations with unions representing employees at these facilities. While the Company believes that the Pacific Northwest negotiations can be resolved without work stoppages or strikes, it is not possible at this time to predict how the negotiations may conclude.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by this reference.

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended March 31, 1994.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 BOISE CASCADE CORPORATION

         As Duly Authorized Officer and
         Chief Accounting Officer:                  /s/Tom E. Carlile

                                                 Tom E. Carlile
                                                 Vice President and Controller




Date:  May 11, 1994

                          BOISE CASCADE CORPORATION
                               INDEX TO EXHIBITS
                 Filed With the Quarterly Report on Form 10-Q
                     for the Quarter Ended March 31, 1994

Number     Description                                     Page Number (1)

4.1(2)     Trust Indenture between Boise Cascade
           Corporation and Morgan Guaranty Trust Company
           of New York, Trustee, dated October 1, 1985,
           as amended                                            -
4.2        1994 Revolving Loan Agreement -- $650,000,000,
           dated April 15, 1994                                 12
4.3(3)     Shareholder Rights Agreement, as amended
           September 25, 1990                                    -
4.4(4)     Certificate of Designation of Convertible
           Preferred Stock, Series D, dated July 10, 1989        -
4.5(5)     Certificate of Designation of Conversion Preferred
           Stock, Series E, dated January 21, 1992               -
4.6(6)     Certificate of Designation of Cumulative Preferred
           Stock, Series F, dated January 29, 1993               -
4.7(7)     Certificate of Designation of Conversion Preferred
           Stock, Series G, dated September 29, 1993             -
12         Ratio of Earnings to Fixed Charges                   76
20(8)      Selected financial statements from Boise
           Cascade Corporation's Report to Shareholders
           for the First Quarter of 1994                        80

(1) This information appears only in the manually signed original of the report on Form 10-Q.

(2) The Trust Indenture between Boise Cascade Corporation and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, was filed as Exhibit 4 in the Registration Statement on Form S-3,
         No. 33-5673, filed May 13, 1986. The First Supplemental Indenture, dated December 20, 1989, to the Trust Indenture was filed as
         Exhibit 4.2 in the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3, No. 33-32584, filed December 20, 1989. The Second Supplemental Indenture, dated August 1, 1990, to the Trust Indenture was filed as Exhibit 4.1 in the Company's Current Report on Form 8-K filed on August 10, 1990. Each of the above documents referenced in this footnote is incorporated herein by this reference.

(3)      The Rights Agreement, amended as of September 25, 1990, was filed as
         Exhibit 1 in the Company's Form 8-K filed with the Securities and Exchange Commission on September 25, 1990, and is incorporated herein by this reference.

(4) The Certificate of Designation of Convertible Preferred Stock, Series D, dated July 10, 1989, was filed as Exhibit 4.4 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and is incorporated herein by this reference.

(5) The Certificate of Designation of Conversion Preferred Stock, Series E, dated January 21, 1992, was filed as Exhibit 3.3 in the Company's Report on Form 10-K for the year ended December 31, 1991, and is incorporated herein by this reference.

(6) The Certificate of Designation of Cumulative Preferred Stock, Series F, dated January 29, 1993, was filed as Exhibit 3.4 in the Company's Report on Form 10-K for the year ended December 31, 1993, and is incorporated herein by this reference.

(7) The Certificate of Designation of Conversion Preferred Stock, Series G, dated September 22, 1993, was filed as Exhibit 3.6 in the Company's Report on Form 10-K for the year ended December 31, 1993, and is incorporated herein by this reference.

(8) The Balance Sheets, Statements of Loss, and Statements of Cash Flows are unaudited financial statements produced as a part of Boise Cascade Corporation's 1994 Report to Shareholders for the First Quarter.