Form 10-Q
period 1994-06-30
BOISE CASCADE CORP
filed 1994-08-05
CIK 12978

F O R M  10 - Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1994


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Shares Outstanding
               Class                              as of July 31, 1994
         Common stock, $2.50 par value                 38,054,135

                      PART I - FINANCIAL INFORMATION


         Quarterly Financial Statements

         The quarterly financial statements of the Company and its subsidiaries for the second quarter of 1994 and certain related notes are presented in the Company's Report to Shareholders for the Second Quarter of 1994 under the captions "Balance Sheets," "Statements of Loss," "Segment Information," "Statements of Cash Flows," and "Notes to Quarterly Financial Statements" and are filed herewith as an exhibit and incorporated herein by this reference.

         The quarterly financial statements have not been audited by indepen-dent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included. Except as may be disclosed in the "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

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

(1) NET LOSS PER COMMON SHARE. Net loss per common share was deter-mined by dividing net loss, as adjusted, by applicable shares outstanding. The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted loss are the same.

         For the six-month periods ended June 30, 1994 and 1993, primary average shares include only common shares outstanding. For these periods, common stock equivalents attributable to stock options, Series E conversion preferred stock, and Series G conversion preferred stock subsequent to issuance in September 1993 were excluded because they were antidilutive. Excluded common equivalent shares were 16,714,000 at June 30, 1994, compared with 8,745,000 shares at the same date in the prior year. In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's other convertible securities.

                                               Six Months Ended June 30
                                                 1994           1993
                                              (expressed in thousands)

      Net loss as reported                    $ (56,760)     $ (29,230)
        Preferred dividends                     (27,276)       (19,328)
                                              _________      _________
      Primary loss                              (84,036)       (48,558)
        Assumed conversions:
          Preferred dividends eliminated         21,871         15,064
          Interest on 7 percent
            debentures eliminated                 1,720          1,872
        Supplemental ESOP contribution           (6,273)        (6,278)
                                              _________      _________
      Fully diluted loss                      $ (66,718)     $ (37,900)

      Average number of common shares
        Primary                                  38,029         37,950

        Fully diluted                            61,668         53,756

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

(2) DEBT. At June 30, 1994, the Company had a $650 million revolving credit agreement with a group of banks. Borrowing under the agreement was $370 million.

         In July 1994, the Company filed a new shelf registration with the Securities and Exchange Commission for debt securities. After incorporating the remaining $20 million from a prior shelf registration, at July 15, 1994, the Company had $420 million of shelf capacity for new publicly registered debt.

(3)      INVENTORIES.  Inventories include the following:

                                                 June 30        December 31
                                             1994       1993       1993
                                              (expressed in thousands)

      Finished goods and work in process   $256,861   $248,297    $255,395
      Logs                                   72,025     54,834     106,649
      Other raw materials and supplies      170,168    165,788     167,192
      LIFO reserve                          (84,787)   (73,879)    (82,627)
                                           ________   ________    ________
                                           $414,267   $395,040    $446,609

(4) INCOME TAXES. Effective as of January 1, 1993, the Company adopted new Financial Accounting Standards Board requirements that govern the way deferred taxes are calculated and reported. Adoption of these requirements entailed a one-time adjustment that had no effect on the Company's first quarter 1993 net loss.

      The components of the net deferred tax liability on the Company's Balance Sheet were determined as follows:

                                            June 30                  December 31
                                    1994              1993               1993
                               Assets  Liabil.   Assets  Liabil.   Assets  Liabil.
                                             (expressed in millions)
      Operating loss
        carryover              $217.3   $  -     $ 93.9   $  -     $169.8   $  -
      Employee benefits         101.7     14.9     93.1     12.1     98.3     17.4
      Property and equipment
        and timber and
        timberlands              86.6    598.3     86.5    551.4     89.0    589.4
      Alternative minimum tax    79.8      -       93.1      -       79.8      -
      Tax credit carryovers      46.2      -       44.1      -       47.2      -
      Reserves                   11.1      1.5     12.5      1.2     11.6      1.5
      Inventories                 9.8       .4     12.9       .4      9.7       .4
      State income taxes          4.3     30.2      4.9     24.8      3.9     29.0
      Deferred charges             .3     12.3       .4     16.3       .3     14.6
      Differences in basis
        of nonconsolidated
        entities                  -       19.8      -        -        -       17.9
      Other                      12.3     32.5      7.5     51.8      9.8     32.9
                               ______   ______   ______   ______   ______   ______
                               $569.4   $709.9   $448.9   $658.0   $519.4   $703.1

      At June 30, 1994, Canadian subsidiaries of the Company had $177,668,000 of undistributed earnings which have been indefinitely reinvested. It is not practical to make a determination of the additional U.S. income taxes that would be due upon remittance of these earnings until the remittance occurs.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter of 1994 Compared With Second Quarter of 1993

Boise Cascade Corporation's net loss was $19.2 million, or 86 cents per primary and fully diluted share, for the second quarter of 1994. The net loss for the second quarter of 1993 was $17.1 million, or 72 cents per primary and fully diluted share, which included a positive Canadian income tax rate adjustment of $5 million, or 13 cents per share.

Sales for the second quarter of 1994 were $1.075 billion, compared with $974 million for the same quarter of 1993.

The Company's paper and paper products segment reported a loss of $35.9 million in the second quarter of 1994, compared with a loss of $32.2 million in the second quarter of 1993. Segment sales of $479 million were essentially flat with those of the second quarter of 1993. Average prices for the Company's largest-volume grades, uncoated free sheet and newsprint, were down about 6 percent. Average coated paper prices declined 8 percent, while prices for containerboard and market pulp continued to improve. Weak prices were only partially offset by lower unit manufacturing costs and increased volume.

Income in the office products segment was $10.1 million in the second quarter -- slightly higher than the second quarter 1993 level, even after absorbing start-up costs from new facilities. Second-quarter dollar sales volume was $212 million, up 31 percent from year-ago levels due to sales from the Company's new facility in Denver, Colorado, the recently acquired office products business in Atlanta, Georgia, and the newly acquired direct-mail business of The Reliable Corporation. Sales on a same-store basis grew
12 percent over last year's levels.

The Company's building products segment reported income of $43.9 million, up from $33.5 million in the comparison quarter, despite average product prices that were lower in most cases than in the second quarter of 1993. The improved performance was due to increased volume in most product lines and to moderating log costs. The Company's results continued to be enhanced by an important contribution from its engineered wood products business. Segment sales of $433 million in the second quarter of 1994 were improved, compared with $370 million reported in the second quarter 1993.

Interest expense increased slightly to $38.6 million in the second quarter of 1994, compared with $36.8 million in the same period last year, primarily due to higher debt levels.

Six Months Ended June 30, 1994, Compared With Six Months Ended June 30, 1993

The Company had a net loss of $56.8 million, or $2.21 per primary and fully diluted share, for the first six months of 1994. This compares with a net loss of $29.2 million, or $1.28 per primary and fully diluted share, for the first six months of 1993, which includes a positive Canadian income tax rate adjustment of $5 million, or 13 cents per share.

Sales for the first six months of 1994 were $2.089 billion, compared with $1.958 billion for the same period in 1993.

The operating loss in the Company's paper and paper products segment was $105.6 million for the first six months of 1994, compared with a loss of $75.8 million for the same period in 1993. Included in the results for the first six months of 1993 was a gain of $8.6 million from the sale of the Company's interest in a specialty paper producer.

Sales of $951 million for the six months ended June 30, 1994, were flat with those of the prior-year six-month period despite slightly increased sales volumes. Weighted average paper prices declined marginally between the comparison periods. Prices for newsprint, one of the Company's key paper grades, remained below six-month 1993 levels, but are improving as a result of a price increase implemented during the second quarter of 1994. Average prices for uncoated free sheet, coated papers, and uncoated groundwood papers continued to be depressed, while prices for market pulp and containerboard moderately improved during the period. Manufacturing costs for the first six months were down from those of the comparison period despite severe winter weather, maintenance and lack-of-order downtime, and related operating difficulties at some facilities experienced during the first half of 1994.

Office products segment sales were $403 million for the first six months of 1994, compared with $331 million for the first six months of 1993. The significant improvement was due to additional sales from existing locations as well as from new and recently acquired facilities. Segment income for the first six months of 1994 was up 7 percent, compared with that of the first six months of 1993.

Sales in the Company's building products segment increased 10 percent in the first six months of 1994, compared with sales in the first six months of 1993. However, segment income dropped 18 percent from that of the comparison period due to lower average plywood and lumber sales prices and higher wood costs in the first six months of 1994. Plywood and lumber sales volumes were up 10 and 3 percent, compared with those of the same period last year. Building materials distribution sales improved, while income declined.

Total long- and short-term debt outstanding was $2.3 billion at June 30, 1994, $2.1 billion at June 30, 1993, and $2.0 billion at December 31, 1993. Interest expense for both six-month periods was $75 million. The Company's combination of fixed-rate and variable-rate debt results in minimal exposure from general changes in short-term market interest rates. Capitalized interest decreased to $791,000 for the six months ended June 30, 1994, down from $841,000 for the same period in 1993.

Financial Condition

At June 30, 1994, the Company had working capital of $116 million. Working capital was $240 million at June 30, 1993, and $199 million at December 31, 1993. Cash provided by operations was $78 million for the first six months of 1994. For the same period in 1993, cash provided by operations was $118 million.

As of April 15, 1994, the Company entered into a new $650 million unsecured revolving credit agreement, which replaced its $750 million agreement. The agreement expires in June 1997, and any amounts outstanding are payable at that time. Also in April, the $130 million Canadian subsidiary credit agreement was terminated, and the Canadian subsidiary promptly entered into short-term loans for an aggregate of $150 million which, unless extended, are payable on demand by the lenders.

The new revolving credit agreement requires the Company to maintain a minimum amount of net worth and not to exceed a maximum ratio of debt to net worth. The Company's net worth at June 30, 1994, exceeded the defined minimum amount by $102.8 million. The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under this agreement. The Company is also required to maintain a defined minimum interest coverage in each successive four-quarter period, which the Company met at June 30, 1994. The cyclical downturn the Company has been experiencing has reduced the Company's interest coverage. While the Company currently expects to continue to meet the coverage in each of the succeeding quarters in 1994, there can be no assurance as to the results of operations during the balance of 1994. The Company believes it will be able to maintain adequate liquidity to meet its various financial requirements.

In July 1994, the Company filed a new shelf registration with the Securities and Exchange Commission for debt securities. After incorporating the remaining $20 million from a prior shelf registration, at July 15, 1994, the Company had $420 million of shelf capacity for new publicly registered debt.

The Company expects to complete the previously announced consolidation of its newsprint and uncoated goundwood businesses into an independent company in the second half of 1994. The Company will use proceeds from the transaction to reduce debt and for general corporate purposes. The details of the transaction have not been finalized.

Capital expenditures for the first six months of 1994 were $250 million, including purchases of facilities and the assumption of related long-term debt. Capital expenditures for the first six months of 1993 were $100 million and for the year ended December 31, 1993, were $221 million.

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

Item 2.  Changes in Securities

The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under certain of the Company's credit agreements. At June 30, 1994, under these agreements, the Company's net worth exceeded the defined minimum amount by $102,834,000.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders meeting on April 22, 1994. A total of 46,138,904 shares of common and preferred stock were outstanding and entitled to vote at the meeting. Of the total outstanding, 41,672,326 shares were represented at the meeting and 4,466,578 shares were not voted.

Shareholders cast votes for the election of the following directors, whose terms expire in 1997:

                                     In Favor         Withheld

John B. Fery                        39,255,635        2,416,691
George J. Harad                     39,506,533        2,165,793
James McClure                       39,598,161        2,074,165
Edson Spencer                       39,689,458        1,982,868

Continuing in office are Robert K. Jaedicke, Paul J. Phoenix, Frank A. Shrontz, and Ward W. Woods, Jr., whose terms expire in 1996, and Anne L. Armstrong, Robert E. Coleman, A. William Reynolds, and Robert H. Waterman, Jr., whose terms expire in 1995.

The shareholders also ratified the appointment of Arthur Andersen & Co. as the Company's independent auditors for the year 1994 with votes cast 40,002,675 for, 1,305,022 against, and 364,629 abstained.

At the annual shareholders meeting, John B. Fery, chairman of the board and chief executive officer, announced that he will retire as CEO at the board meeting on July 29. He will continue to serve as chairman of the board of directors until the annual shareholders meeting in April 1995. Fery also announced that president and chief operating officer George Harad had been elected to succeed him as CEO on July 29.

Item 5.  Other Information

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

      (b)   Reports on Form 8-K.

            On June 1, 1994, the Company filed a Form 8-K with the Securities and Exchange Commission to report the Company issued a news release relating to combining the majority of the Company's newsprint, uncoated groundwood, and related assets into the Canadian subsidiary and another news release relating to the Canadian subsidiary announcing a public offering of equity securities in Canada and debt securities in the U.S.

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

                                              BOISE CASCADE CORPORATION

         As Duly Authorized Officer and
         Chief Accounting Officer:            /s/Tom E. Carlile

                                              Tom E. Carlile
                                              Vice President and Controller




Date:  August 5, 1994

                         BOISE CASCADE CORPORATION
                             INDEX TO EXHIBITS
               Filed With the Quarterly Report on Form 10-Q
                    for the Quarter Ended June 30, 1994

Number     Description                                     Page Number (1)

4.1(2)     Trust Indenture between Boise Cascade
           Corporation and Morgan Guaranty Trust Company
           of New York, Trustee, dated October 1, 1985,
           as amended                                            -
4.2(3)     1994 Revolving Loan Agreement -- $650,000,000,
           dated April 15, 1994                                  -
4.3(4)     Shareholder Rights Agreement, as amended
           September 25, 1990                                    -
4.4(5)     Certificate of Designation of Convertible
           Preferred Stock, Series D, dated July 10, 1989        -
4.5(6)     Certificate of Designation of Conversion Preferred
           Stock, Series E, dated January 21, 1992               -
4.6(7)     Certificate of Designation of Cumulative Preferred
           Stock, Series F, dated January 29, 1993               -
4.7(8)     Certificate of Designation of Conversion Preferred
           Stock, Series G, dated September 22, 1993             -
12         Ratio of Earnings to Fixed Charges                   12
20(9)      Selected financial statements from Boise
           Cascade Corporation's Report to Shareholders
           for the Second Quarter of 1994                       14

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

(3) The 1994 Revolving Loan Agreement was filed as Exhibit 4.2 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, and is incorporated herein by this reference.

(4) The Rights Agreement, amended as of September 25, 1990, was filed as Exhibit 1 in the Company's Form 8-K filed with the Securities and Exchange Commission on September 25, 1990, and is incorporated herein by this reference.

(5) The Certificate of Designation of Convertible Preferred Stock, Series D, dated July 10, 1989, was filed as Exhibit 4.4 in the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1989, and is incorporated herein by this reference.

(6) The Certificate of Designation of Conversion Preferred Stock, Series E, dated January 21, 1992, was filed as Exhibit 3.3 in the Company's Report on Form 10-K for the year ended December 31, 1991, and is incorporated herein by this reference.

(7) The Certificate of Designation of Cumulative Preferred Stock, Series F, dated January 29, 1993, was filed as Exhibit 3.4 in the Company's Report on Form 10-K for the year ended December 31, 1993, and is incorporated herein by this reference.

(8) The Certificate of Designation of Conversion Preferred Stock, Series G, dated September 22, 1993, was filed as Exhibit 3.6 in the Company's Report on Form 10-K for the year ended December 31, 1993, and is incorporated herein by this reference.

(9) The Balance Sheets, Statements of Loss, and Statements of Cash Flows are unaudited financial statements produced as a part of Boise Cascade Corporation's 1994 Report to Shareholders for the Second Quarter.