Form 10-Q
period 1994-09-30
BOISE CASCADE CORP
filed 1994-11-10
CIK 12978

F O R M  10 - Q

                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.   20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1994


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

1111 West Jefferson
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Shares Outstanding
               Class                              as of October 31, 1994
         Common stock, $2.50 par value                 38,274,250

                     PART I - FINANCIAL INFORMATION


         Quarterly Financial Statements

         The quarterly financial statements of the Company and its subsidiaries for the third quarter of 1994 and certain related notes are presented in the Company's Report to Shareholders for the Third Quarter of 1994 under the captions "Balance Sheets," "Statements of Loss," "Segment Information," "Statements of Cash Flows," and "Notes to Quarterly Financial Statements" and are filed herewith as an exhibit and incorporated herein by this reference.

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

         For the nine-month periods ended September 30, 1994 and 1993, primary average shares include only common shares outstanding. For these periods, common stock equivalents attributable to stock options, Series E conversion preferred stock, and Series G conversion preferred stock subsequent to issuance in September 1993 were excluded because they were antidilutive. Excluded common equivalent shares were 16,496,000 at September 30, 1994, compared with 8,789,000 shares at the same date in the prior year. In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's other convertible securities.

                                                Nine Months Ended September 30
                                                      1994           1993
                                                   (expressed in thousands)

      Net loss as reported                         $ (88,470)     $ (53,460)
        Preferred dividends                          (40,955)       (29,569)
                                                   _________      _________
      Primary loss                                  (129,425)       (83,029)
        Assumed conversions:
          Preferred dividends eliminated              32,847         22,603
          Interest on 7% debentures eliminated         2,577          2,753
        Supplemental ESOP contribution                (9,442)        (9,433)
                                                   _________      _________
      Fully diluted loss                           $(103,443)     $ (67,106)

      Average number of common shares
        Primary                                       38,057         37,953

        Fully diluted                                 61,471         53,791

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

(2)      SALE OF SECURITIES BY RAINY RIVER FOREST PRODUCTS INC.  On
         October 13, 1994, the Company's Canadian subsidiary, Rainy River Forest Products Inc. ("Rainy River"), completed an initial public offering of units (the "Units") of its equity and debt securities. The sale of C$420 million of Units consisted of 14 million newly issued common shares of Rainy River sold to the public for an aggregate offering price of C$210 million and C$210 million principal amount 8.0% Convertible Unsecured Subordinated Debentures due October 15, 2004. Concurrently with the sale of the Units, Rainy River also sold to the public US$110 million aggregate principal amount of 10 3/4% Senior Secured Notes due 2001 (the "Senior Notes").

         The common shares sold represent approximately 51% of the total outstanding voting common shares and approximately 40.34% of the total outstanding equity of Rainy River. As a result, the Company now owns 49% of the outstanding voting common shares and 59.66% of the total equity of Rainy River. Since the Company will no longer exercise control, Rainy River has been accounted for on the equity method retroactive to January 1, 1994, in the Company's consolidated financial statements.

         Rainy River owns and operates a newsprint mill in Kenora, Ontario, Canada, and an uncoated groundwood papers mill in Fort Frances, Ontario, Canada. On September 28, 1994, Rainy River acquired as part of its reorganization and refinancing, including the sale of the Units and the Senior Notes, the Company's West Tacoma, Washington, newsprint mill and its associated working capital. On the same date, Rainy River also acquired the newsprint and uncoated groundwood papers marketing and sales organization of the Company. The Company received approximately US$148 million from Rainy River as consideration for these transactions. Rainy River and the Company also entered into an agreement whereby Rainy River will purchase from the Company, at a brokerage discount for resale to customers of Rainy River, all of the newsprint produced at the Company's mill located at DeRidder, Louisiana, for which orders have been received by Rainy River.

         The equity securities were sold at a premium to the net book value of the Canadian company, but the translation into U.S. dollars and other costs of the transaction resulted in a charge to the Company of $6.8 million after tax, or 18 cents per fully diluted common share, in the third quarter 1994. In addition, recognition by the Company of a noncash charge for U.S. taxes on previously undistributed Canadian earnings amounted to $20.2 million, or 53 cents per fully diluted common share.

      SUMMARIZED FINANCIAL INFORMATION FOR RAINY RIVER

                                                      Nine Months Ended
                                                      September 30, 1994
                                                   (expressed in thousands)

      Sales*                                               $227,659
      Costs and expenses applicable to sales                240,531
      Net loss                                              (26,590)

      Boise Cascade equity in losses                        (26,590)


                                                      September 30, 1994

      Current assets                                       $ 88,851
      Noncurrent assets                                     540,593
      Current liabilities                                    58,319
      Noncurrent liabilities                                392,539

      Boise Cascade investment                              194,479

      *Excludes sales to Boise Cascade Corporation.

(3) DEBT. At September 30, 1994, the Company had a $650 million revolving credit agreement with a group of banks. Borrowing under the agreement was $395 million.

      Upon completion of the sale of Rainy River's securities and related transactions on October 13, 1994, the Company's debt was reduced by approximately $330 million, of which $150 million was reflected in the third quarter as a result of accounting for Rainy River on the equity method.

(4)   INVENTORIES.  Inventories include the following:

                                                  September 30     December 31
                                                1994       1993       1993
                                                 (expressed in thousands)

      Finished goods and work in process      $242,196    258,589    $255,395
      Logs                                      94,342    102,661     106,649
      Other raw materials and supplies         148,621    167,151     167,192
      LIFO reserve                             (87,640)   (79,503)    (82,627)
                                              ________   ________    ________
                                              $397,519   $448,898    $446,609

(5) INCOME TAXES. Effective as of January 1, 1993, the Company adopted new Financial Accounting Standards Board requirements that govern the way deferred taxes are calculated and reported. Adoption of these requirements entailed a one-time adjustment that had no effect on the Company's first quarter 1993 net loss.

      The components of the net deferred tax liability on the Company's Balance Sheet were determined as follows:

                                         September 30                December 31
                                    1994              1993               1993
                               Assets  Liabil.   Assets  Liabil.   Assets  Liabil.
                                             (expressed in millions)

      Operating loss
        carryover              $192.5   $  -     $126.7   $  -     $169.8   $  -
      Employee benefits         102.8      7.1     96.7     10.7     98.3     17.4
      Property and equipment
        and timber and
        timberlands              85.4    521.4     90.1    574.7     89.0    589.4
      Alternative minimum tax    79.8      -       85.1      -       79.8      -
      Tax credit carryovers      35.3      -       45.8      -       47.2      -
      Reserves                   12.3      1.9     12.2      1.3     11.6      1.5
      Inventories                 9.8       .4      9.8       .4      9.7       .4
      State income taxes          4.7     30.9      4.5     26.7      3.9     29.0
      Deferred charges             .3     10.4       .4     15.7       .3     14.6
      Differences in basis
        of nonconsolidated
        entities                  8.7     33.6      -        -        -       17.9
      Other                      11.1     21.4      9.2     49.0      9.8     32.9
                               ______   ______   ______   ______   ______   ______
                               $542.7   $627.1   $480.5   $678.5   $519.4   $703.1


      During the third quarter of 1994, the Company recognized a noncash charge for U.S. taxes on previously undistributed Canadian earnings. See Note 2 of this quarterly report Form 10-Q.

      The estimated tax rate for the first nine months of 1994, exclusive of the impact of the charge for U.S. taxes on previously undistributed earnings, was 35%, compared with an estimated rate of 40% for the first three months and six months of 1994 and a rate of 40%, exclusive of the impact of the adjustments to net deferred-tax liabilities, for the first nine months of 1993. The decrease in the benefit rate was due primarily to reflecting the 1994 results of operations of Rainy River, including the tax effect, in "Equity in net income (loss) of affiliates" in the Company's Statements of Loss for the three and nine months ended September 30, 1994, which are filed as an exhibit to this quarterly report Form 10-Q. These rates were based on actual year-to-date results and projected results for the remainder of the year.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter of 1994 Compared With Third Quarter of 1993

Boise Cascade Corporation's net loss was $31.7 million, or $1.19 per primary and fully diluted share, for the third quarter of 1994. The net loss included a noncash charge of $27 million, or 71 cents per fully diluted share, related to the recent sale of securities and related transactions by Boise Cascade's Canadian subsidiary, Rainy River Forest Products Inc. ("Rainy River"). Excluding the charge, Boise Cascade lost $4.7 million, or 48 cents per fully diluted share, in the quarter.

Boise Cascade's third-quarter loss compared with a net loss of $24.2 million, or 91 cents per fully diluted share, in the third quarter of 1993, which included approximately $3.9 million, or 10 cents per share, of nonrecurring net negative adjustments.

On September 29, 1994, Rainy River agreed to the sale of C$420 million units of common stock and debentures in an initial public offering, primarily in Canada, and US$110 million of senior secured notes in a public offering in the United States. The sale was completed October 13, 1994. The equity securities were sold at a premium to the net book value of the Canadian company, but the translation into U.S. dollars and other costs of the transaction resulted in a charge to the Company of $6.8 million after tax, or 18 cents per fully diluted common share, in the third quarter 1994. In addition, recognition by the Company of a noncash charge for U.S. taxes on previously undistributed Canadian earnings amounted to $20.2 million, or 53 cents per fully diluted common share.

Boise Cascade holds approximately 60% of Rainy River's economic equity, but only 49% of its voting equity. Since the Company will no longer exercise control, Rainy River is being accounted for on the equity method and has been deconsolidated effective January 1, 1994.

Sales in the third quarter of 1994, excluding Rainy River sales of $79.7 million, were $1.09 billion, compared with $1.003 billion in the third quarter of 1993, which included sales by Rainy River. The increase in sales, relative to those in the comparison quarter, was due primarily to two factors: weighted average paper prices rose 3.5%, and office products dollar sales volumes increased 43%.

The Company's paper segment was profitable in the third quarter of 1994, reporting operating income of $2.3 million. Even if Rainy River's results had been included with those of the paper segment, the resulting loss would have been sharply lower than the loss reported in the comparison quarter. The segment began to feel the effects of rapidly recovering paper markets (weighted average prices were up 3.5%) and continued to benefit from reduced unit manufacturing costs (reduced by $2 per ton). Relative to the third quarter of 1993, quarterly prices for newsprint, containerboard, and market pulp were higher on average, while prices for uncoated and coated white papers were lower.

Paper segment sales, excluding sales of Rainy River, were $467 million, compared with sales of $492 million in the third quarter of 1993, which included Rainy River sales.

Income in the office products segment was $10.7 million in the third quarter -- a significant improvement over results of third quarter 1993. Dollar sales volumes for the same periods were $246 million and $172 million. The increase in sales volumes was partially due to sales from the recently acquired direct-mail business of The Reliable Corporation, the Company's new facility in Denver, Colorado, and the recently acquired office products business in Atlanta, Georgia. In addition, growth in sales from existing distribution operations resulted in dollar sales volume on a same-store basis that rose 16% over last year's third-quarter level.

The Company's building products segment reported income of $34.3 million, up from $30.3 million in the comparison quarter. Relative to the year-ago quarter, average prices for lumber and plywood increased 11% and 4%, unit sales volume for plywood increased 9%, and delivered-log costs rose a modest 3% -- in aggregate leading to stronger profits in this quarter. The segment's results continued to be enhanced by an important contribution from its growing engineered wood products business.

Segment sales for the building products segment increased 11%, primarily due to higher wood products prices, to $434 million for the third quarter of 1994, compared with $390 million for the third quarter of 1993.

Interest expense was $38.4 million in the third quarter of 1994, compared with $37.7 million in the same period last year.

Nine Months Ended September 30, 1994, Compared With Nine Months Ended September 30, 1993

The Company had a net loss of $88.5 million, or $3.40 per primary and fully diluted share, for the first nine months of 1994. This compares with a net loss of $53.5 million, or $2.19 per primary and fully diluted share, for the first nine months of 1993. The loss for the 1994 period included a noncash charge of $27 million, or 71 cents per fully diluted share, related to the sale of securities and related transactions by Rainy River. For the same period in 1993, the loss included approximately $6.4 million in net positive adjustments, or 17 cents per fully diluted share, which resulted from asset sales of $8.5 million after tax and a net deferred-tax charge of $2.1 million.

Sales for the first nine months of 1994, excluding Rainy River sales of $228 million, were $3.032 billion, compared with $2.961 billion for the same period in 1993, which included Rainy River sales.

The operating loss of the Company's paper and paper products segment was $81.6 million for the first nine months of 1994, excluding the loss of Rainy River, compared with a loss of $103.6 million for the same period in 1993, which included losses of $28.7 million related to the operations making up Rainy River. Also included in the results for the first nine months of 1993 was a gain of $8.6 million from the sale of the Company's interest in a specialty paper producer.

On a comparable-mill basis, sales for the paper and paper products segment increased modestly from period to period, primarily due to increased sales volumes in each of the Company's paper grades. Sales volumes, excluding Rainy River sales volumes of 656,000 tons, were 2,102,000 tons for the first nine months of 1994, compared with 2,661,000 tons for the first nine months of 1993, which included Rainy River. Weighted average paper prices between the two comparison periods were flat. Average paper prices improved in containerboard and market pulp, while prices for newsprint and coated papers dropped slightly. Average prices for uncoated free sheet, the Company's key paper grade, remained flat. Manufacturing costs for the first nine months were down $7 per ton from costs in the comparison period, primarily due to reduced maintenance costs.

The office products segment reported significantly improved sales volumes for the nine-month period ended September 30, 1994. Sales were $649 million for the first nine months of 1994, compared with $503 million for the first nine months of 1993. The significant improvement was due to additional sales from existing locations as well as from new and recently acquired facilities. Segment income for the first nine months of 1994 improved 14%, compared with that of the first nine months of 1993.

Building products income for the first nine months of 1994 dropped 10% from that of the comparison period, primarily due to higher log costs in the Pacific Northwest and the South, a result of reduction in available timber supply for commercial harvest due to pressure by preservationists.

Sales for the building products segment for the nine-month period of 1994 were $1.262 billion, compared with $1.143 billion for the same period of 1993. Plywood and lumber sales volumes were up 9% and 2%, compared with those of the same period last year. Building materials distribution sales improved, while income declined modestly.

Total long- and short-term debt outstanding was $2.2 billion at September 30, 1994, and $2.0 billion at both September 30 and December 31, 1993. Upon completion of the sale of Rainy River's securities and related transactions on October 13, 1994, debt was reduced by approximately $330 million, of which approximately $150 million was reflected in the third quarter as a result of accounting for Rainy River on the equity method.

Interest expense for the nine-month period ended September 30, 1994, was $110 million, compared with $113 million for the prior-year period. The Company's combination of fixed- and variable-rate debt results in minimal exposure to general changes in short-term market interest rates. Capitalized interest increased to $1.4 million for the nine months ended September 30, 1994, compared with $955,000 for the same period in 1993.

Financial Condition

At September 30, 1994, the Company had working capital of $379 million. Working capital was $247 million at September 30, 1993, and $199 million at December 31, 1993. The increase in working capital at September 30, 1994, was primarily due to a short-term receivable of $171 million due from Rainy River, which was paid on October 13, 1994. Cash provided by operations was $143 million for the first nine months of 1994. For the same period in 1993, cash provided by operations was $94 million.

The Company's revolving credit agreement requires the Company to maintain a minimum amount of net worth and not to exceed a maximum ratio of debt to net worth. The Company's net worth at September 30, 1994, exceeded the defined minimum amount by $76.4 million. The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under this agreement. The Company is also required to maintain a defined minimum interest coverage in each successive four-quarter period, which the Company met at September 30, 1994. The cyclical downturn the Company has been experiencing has reduced the Company's interest coverage. While the Company currently expects to continue to meet the coverage during the remainder of 1994, there can be no assurance as to the results of operations during the balance of 1994. The Company believes it will be able to maintain adequate liquidity to meet its various financial requirements.

Capital expenditures for the first nine months of 1994 were $217 million, including purchases of facilities and the assumption of related long-term debt. Capital expenditures for the first nine months of 1993 were $152 million and for the year ended December 31, 1993, were $221 million.

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

Item 2.  Changes in Securities

The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under the Company's revolving credit agreement. At September 30, 1994, under this agreement, the Company's net worth exceeded the defined minimum amount by $76,423,000.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

On August 10, 1994, the Company and its union employees at the Company's four Pacific Northwest pulp and paper facilities and one converting operation agreed to six-year labor contracts. The new contracts expire in 1999 and replace contracts that expired in the spring of 1993.

In mid-September, the Company and the union representing the Company's employees at its Northwest wood products facilities ratified new four-year contracts which will expire in 1998.

On October 24, 1994, an early settlement was reached with union employees at the Company's DeRidder, Louisiana, pulp and paper mill. The new agreement is for a five-year term expiring in 2000. The new agreement replaces a contract that would have expired in February 1995.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibits.

         A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by this reference.

   (b)   Reports on Form 8-K.

         On October 4, 1994, the Company filed a Form 8-K with the Securities and Exchange Commission to report that the Company issued a news release announcing the impact of securities sales by Rainy River Forest Products Inc.

         On October 24, 1994, the Company filed a Form 8-K with the Securities and Exchange Commission to file the unaudited pro forma Boise Cascade Corporation and Subsidiaries financial information as of September 30, 1994, and to file, by reference, the Rainy River Underwriting Agreement regarding common shares and Convertible Debentures.

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

                                              BOISE CASCADE CORPORATION

   As Duly Authorized Officer and
   Chief Accounting Officer:                  /s/Tom E. Carlile
                                              Tom E. Carlile
                                              Vice President and Controller




Date:  November 10, 1994

                        BOISE CASCADE CORPORATION
                             INDEX TO EXHIBITS
               Filed With the Quarterly Report on Form 10-Q
                 for the Quarter Ended September 30, 1994

Number     Description                                     Page Number (1)


3          Bylaws as amended September 29, 1994                 16
4.1(2)     Trust Indenture between Boise Cascade
           Corporation and Morgan Guaranty Trust Company
           of New York, Trustee, dated October 1, 1985,
           as amended                                            -
4.2(3)     1994 Revolving Loan Agreement -- $650,000,000,
           dated April 15, 1994                                  -
4.3(4)     Shareholder Rights Agreement, as amended
           September 25, 1990                                    -
4.4(5)     Certificate of Designation of Convertible
           Preferred Stock, Series D, dated July 10, 1989        -
4.5(6)     Certificate of Designation of Conversion Preferred
           Stock, Series E, dated January 21, 1992               -
4.6(7)     Certificate of Designation of Cumulative Preferred
           Stock, Series F, dated January 29, 1993               -
4.7(8)     Certificate of Designation of Conversion Preferred
           Stock, Series G, dated September 22, 1993             -
12         Ratio of Earnings to Fixed Charges                   30
20(9)      Selected financial statements from Boise
           Cascade Corporation's Report to Shareholders
           for the Third Quarter of 1994                        31
27         Financial Data Schedule                              37

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

(9) The Balance Sheets, Statements of Loss, and Statements of Cash Flows are unaudited financial statements produced as a part of Boise Cascade Corporation's 1994 Report to Shareholders for the Third Quarter.