Form 10-K405
period 1994-12-31
BOISE CASCADE CORP
filed 1995-03-14
CIK 12978

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                F O R M  10 - K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994

Commission file number 1-5057

A Delaware          BOISE CASCADE CORPORATION         I.R.S. Employer
Corporation         1111 West Jefferson Street        Identification
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold as of the close of business on February 28, 1995: $2,026,251,617

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                              Shares Outstanding
               Class                          as of February 28, 1995
    Common Stock, $2.50 par value                   47,003,394

                      Documents incorporated by reference

Listed hereunder are certain documents any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1. The registrant's annual report for the fiscal year ended December 31, 1994, portions of which are incorporated by reference into Parts I, II, and IV of this Form 10-K, and

2. The registrant's definitive proxy statement dated March 7, 1995, for use in connection with the annual meeting of shareholders to be held on April 21, 1995, portions of which are incorporated by reference into Part III of this Form 10-K.

                           BOISE CASCADE CORPORATION

                               TABLE OF CONTENTS

                                    PART I


Item                                                                  Page

 1.  Business.......................................................

 2.  Properties.....................................................

 3.  Legal Proceedings..............................................

 4.  Submission of Matters to a Vote of Security Holders............

                                    PART II

 5.  Market for Registrant's Common Equity and Related Stockholder
       Matters......................................................

 6.  Selected Financial Data........................................

 7.  Management's Discussion and Analysis of Financial Condition and
       Results of Operations........................................

 8.  Financial Statements and Supplementary Data....................

 9.  Changes in and Disagreements With Accountants on Accounting
       and Financial Disclosure.....................................

                                  PART III

10.  Directors and Executive Officers of the Registrant.............

11.  Executive Compensation.........................................

12.  Security Ownership of Certain Beneficial Owners and
       Management...................................................

13.  Certain Relationships and Related Transactions.................

                                   PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on
       Form 8-K.....................................................

                                  PART I
Item 1.   Business

      As used in this annual report, the term "Company" includes Boise Cascade Corporation and its consolidated subsidiaries and predecessors.
The terms "Boise Cascade" and "Company" refer, unless the context otherwise requires, to Boise Cascade Corporation and its consolidated subsidiaries.

      Boise Cascade Corporation is an integrated paper and forest products company headquartered in Boise, Idaho, with operations located throughout the United States. The Company manufactures and distributes paper and paper products, office products, and building products and owns and manages timberland to support these operations. The Company was incorporated under the laws of Delaware in 1931 under the name Boise Payette Lumber Company of Delaware, as a successor to an Idaho corporation formed in 1913; in 1957, its name was changed to its present form.

      The Company is a participant with equity affiliates in connection with certain of its businesses. The Company's principal equity affiliate is Rainy River Forest Products Inc. ("Rainy River"), which is managed independently by Rainy River. The Company holds approximately a 60% equity interest and 49% voting interest. Rainy River is accounted for on the equity method. (See Note 8 of the Notes to Financial Statements of the Company's 1994 Annual Report. This information is incorporated herein by this reference.)

      Financial information pertaining to each of the Company's industry segments and to each of its geographic areas for the years 1994, 1993, and 1992 is presented in Note 9, "Segment Information," of the Notes to Financial Statements of the Company's 1994 Annual Report and is incorporated herein by this reference.

      The Company's sales and income are affected by the industry supply of product relative to the level of demand and by changing economic conditions in the markets it serves. Demand for paper and paper products and for office products correlates closely with real growth in the gross domestic product. Paper and paper products operations are also affected by demand in international markets and by inventory levels of users of these products. The Company's building products businesses are dependent on repair-and-remodel activity, housing starts, and commercial and industrial building, which in turn are influenced by the availability and cost of mortgage funds. Declines in building activity that may occur during winter affect the Company's building products businesses. In addition, energy and some operating costs may increase at facilities affected by cold weather. However, seasonal influences are generally not significant.

      The management practices followed by the Company with respect to working capital conform to those of the paper and forest products industry and common business practice in the United States.

      The Company occasionally engages in acquisition discussions with other companies and makes acquisitions from time to time. It is the Company's policy to review its operations periodically and to dispose of assets which fail to meet its criteria for return on investment or which cease to warrant retention for other reasons. (See Notes 1 and 8 of the Notes to Financial Statements of the Company's 1994 Annual Report. This information is incorporated herein by this reference.)

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

      The Company is a major North American pulp and paper producer with 7 paper mills. The total annual practical capacity of the mills was approximately 3.2 million tons at December 31, 1994. The Company's products are sold to distributors and industrial customers primarily by the Company's own sales personnel.

      The Company's paper mills are supplied with pulp principally from the Company's own integrated pulp mills. Pulp mills in the Northwest manu-facture chemical pulp primarily from wood waste produced as a byproduct of wood products manufacturing. Pulp mills in the Midwest, Northeast, and South manufacture chemical, thermomechanical, and groundwood pulp mainly from pulpwood logs and, to some extent, from purchased wood waste. Wood waste is provided by Company sawmills and plywood mills in the Northwest and, to a lesser extent, in the South, and the remainder is purchased from outside sources.

      In October 1994, the Company's Canadian subsidiary, Rainy River, sold a portion of its equity and certain debt securities to the public. Boise Cascade holds approximately a 60% equity interest and 49% voting interest. Rainy River was deconsolidated as of January 1, 1994, and is accounted for on the equity method.

      Rainy River owns and operates a newsprint mill in Kenora, Ontario, Canada, an uncoated groundwood paper mill in Fort Frances, Ontario, Canada, and a newsprint mill in West Tacoma, Washington, which was purchased from the Company. Rainy River and the Company have an agreement whereby Rainy River will purchase from the Company, at a brokerage discount for resale to the customers of Rainy River, the newsprint produced at the Company's mill located at DeRidder, Louisiana.

      The Company currently manufactures corrugated containers at 7 plants, which have annual practical capacity of approximately 3.9 billion square feet. The containers produced at the Company's plants are used to package fresh fruit and vegetables, processed food, beverages, and many other industrial and consumer products. The Company sells its corrugated containers primarily through its own sales personnel. The Company is building a full-line corrugated container plant in Utah, which is scheduled for completion in early 1996 and will replace an existing plant.

      The following table sets forth sales volumes of paper and paper products for the years indicated:

                               1994      1993      1992      1991      1990
Paper                                    (thousands of short tons)

Uncoated free sheet papers     1,271     1,215     1,110     1,050       934
Containerboard                   595       559       560       540       529
Coated papers                    447       418       397       371       365
Newsprint(1)                     415       860       831       838       873
Market pulp                      212       205       260       284       307
Uncoated groundwood papers(1)      -       299       319       319       314
                              ______    ______    ______    ______    ______
                               2,940     3,556     3,477     3,402     3,322

Rainy River

    Newsprint                    450
    Uncoated groundwood          318
    Market pulp                  115
                              ______
                                 883

                                        (millions of square feet)

Corrugated containers(2)       3,237     2,961     4,715     6,478     7,087

(1) Indicated line items for 1994 exclude Rainy River, which is reported on the equity method as of January 1, 1994.

(2) On June 30, 1992, the Company sold 11 of its corrugated container plants.

Office Products

      The Company distributes a broad line of items for the office, including office and computer supplies, office and computer furniture, and photocopy paper. All of the products sold by this segment are purchased from other manufacturers or from industry wholesalers, except for copier and similar papers, which are sourced primarily from the Company's paper operations. The Company sells these office products directly to corporate, government, and other offices nationwide, as well as to individuals, home offices, and small and medium-sized business offices.

      Customers with multisite locations across the country are often serviced via national contracts that provide for consistent pricing and product offerings and, if desired, summary billings, usage reporting, and other special services. The Company operates 26 contract stationer distribution centers, including a center in Colorado that was started up in 1994 and a center in Georgia that was acquired during 1994. Late in 1994 and in early 1995, the Company acquired distribution businesses in Florida and Ohio which will be consolidated into existing locations. The Company also acquired the direct-mail distribution business of The Reliable Corporation in 1994, including four direct-mail distribution centers located in Delaware, Georgia, Illinois, and Nevada. The Company's distribution centers are located across the United States to provide next-day delivery to substantially all domestic locations. The Company also operates 4 retail office supply stores in Hawaii. In December 1994, the Company announced plans to sell a minority interest in its office products distribution business through an initial public offering of equity securities. A registration statement on Form S-1 for Boise Cascade Office Products Corporation was filed with the Securities and Exchange Commission on February 22, 1995.

      The following table sets forth sales dollars for the office products distribution business for the years indicated:

                         1994      1993      1992      1991      1990

Sales (millions)       $  909    $  683    $  672(1) $1,039    $1,079

(1) Early in 1992, the Company sold essentially all of its wholesale office products distribution operations, enabling the Company to focus on the consumer channel on a national basis. In 1991, sales of the 13 distribution centers and 1 minidistribution center that comprised the wholesale operations were approximately $400 million.

Building Products

      The Company is a major producer of lumber, plywood, and particle-board, together with a variety of specialty wood products. The Company also manufactures engineered wood products consisting of laminated veneer lumber (LVL), which is a high-strength engineered structural lumber product, and wood I-joists that incorporate the LVL technology. Most of its production is sold to independent wholesalers and dealers and through the Company's own wholesale building materials distribution outlets. The Company's wood products are used primarily in housing, industrial construction, and a variety of manufactured products. Wood products manufacturing trade sales for 1994, 1993, and 1992 were $933 million, $879 million, and $761 million.

      The following table sets forth annual practical capacities of the Company's wood products facilities as of December 31, 1994:

                            Number of
                              Mills(1)         Practical Capacity
                                                 (millions)

Plywood                        12      1,940 square feet (3/8" basis)
Lumber                         12        760 board feet
Particleboard                   1        195 square feet (3/4" basis)
Engineered Wood Products        1          4 cubic feet

(1) The Company closed a sawmill in Oregon during 1994 and will close a sawmill in Idaho in early 1995.

      The Company operates 9 wholesale building materials distribution facilities and 2 satellite locations. These operations market a wide range of building materials, including lumber, plywood, particleboard, engineered wood products, fiberboard siding, roofing, gypsum board, insulation, ceiling tile, paneling, molding, windows, doors, builders' hardware, and related products. These products are distributed to retail lumber dealers, home centers specializing in the do-it-yourself market, and industrial customers. A portion (approximately 38% in 1994) of the wood products required by the Company's Building Materials Distribution Division are provided by the Company's manufacturing facilities, and the balance are purchased from outside sources.

      The following table sets forth sales volumes of wood products and sales dollars for engineered wood products and the building materials distribution business for the years indicated:

                                          1994   1993    1992  1991    1990
                                                      (millions)

Plywood (square feet - 3/8" basis)       1,894  1,760   1,788  1,621  1,682
Lumber (board feet)                        754    760     805    815    782
Particleboard (square feet - 3/4" basis) 194 182 186 182 179 Engineered wood products
  (sales dollars)                         $ 82    $71     $38    $13    $ 1
Building materials distribution
  (sales dollars)                         $657   $590    $447   $328   $289

Timber Resources

      Boise Cascade owns or controls approximately 3 million acres of timberland in North America. The amount of timber harvested each year by the Company from its timber resources, compared with the amount it purchases from outside sources, varies according to the price and supply of timber for sale on the open market and according to what the Company deems to be in the interest of sound management of its timberlands. During 1994, the Company's mills processed approximately 1.2 billion board feet of sawtimber and 1.9 million cords of pulpwood; 39% of the sawtimber and 43% of the pulpwood were harvested from the Company's timber resources, and the balance was acquired from various private and government sources. Approximately 79% of the 1.1 million bone-dry tons of wood chips consumed by the Company's Northwest pulp and paper mills in 1994 were provided from the Company's Northwest wood products manufacturing facilities as residuals from the processing of solid wood products and from a whole-log chipping facility. Of the 727,000 bone-dry tons of residual chips used in the South, 47% were provided by the Company's Southern wood products manu-facturing facilities.

      At December 31, 1994, the acreages of owned or controlled timber resources by geographic area and the approximate percentages of total fiber requirements available from the Company's respective timber resources in these areas and from the residuals from processed purchased logs are shown in the table below. Timber resources do not include approximately
3 million acres of Canadian provincial timberland under long-term lease to Rainy River.

                                                     New
                              Northwest  Midwest   England    South    Total
                                                (thousands of acres)

Fee                             1,318        308       665      419    2,710
Leases and contracts               46          -         -      291      337
                               ______     ______    ______   ______   ______
 Total                          1,364(1)     308(2)    665(2)   710(3) 3,047(4)

Approximate percentage of total
  fiber requirements available
    from: (5)
  Owned and controlled timber
    resources                      22%        23%       55%      26%      27%
  Residuals from processed
   purchased logs                  16          -         -        9       10
                               ______     ______    ______   ______   ______
  Total                            38%        23%       55%      35%      37%

(1)   Principally sawtimber.
(2)   Principally pulpwood.
(3)   Sawtimber and pulpwood.
(4) On December 31, 1994, the Company's inventory of merchantable sawtimber was approximately 9 billion board feet, and its inventory of pulpwood was approximately 15.8 million cords.
(5) Assumes harvesting of Company-owned and controlled timber resources on a sustained timber yield basis and operation of the Company's paper and wood products manufacturing facilities at practical capacity. Percentages shown represent weighted average consumption on a cubic volume basis.

      Long-term leases generally provide the Company with timber harvesting rights and carry with them the responsibility for management of the timberlands. The average remaining life of all leases and contracts is in excess of 40 years. In addition, the Company has an option to purchase approximately 203,000 acres of the timberland it currently has under leases and contracts in the South.

      The Company seeks to maximize the utilization of its timberlands through efficient management so that the timberlands will provide a continuous supply of wood for future needs. Site preparation, planting, fertilizing, thinning, and logging techniques are continually improved through a variety of methods, including genetic research and computerization.

      The Company assumes substantially all risks of loss from fire and other casualties on all the standing timber it owns, as do most owners of timber tracts in the U.S.

      Additional information pertaining to the Company's timber resources is presented under the caption "Timber Supply" of the Financial Review of the Company's 1994 Annual Report. This information is incorporated herein by this reference.

Competition

      The markets served by the Company are highly competitive, with various substantial companies operating in each. The Company competes in its markets principally through price, service, quality, and value-added products and services.

Environmental Issues

      The Company's discussion of environmental issues is presented under the caption "Environmental Issues" of the Financial Review of the Company's 1994 Annual Report. This information is incorporated herein by this reference.

Employees

      As of December 31, 1994, the Company and its subsidiaries had 16,618 employees, 7,610 of whom were covered under collective bargaining agreements. During 1994, the Company and its union employees at the Company's four Pacific Northwest pulp and paper facilities and one converting operation agreed to six-year labor contracts. The new contracts expire in 1999 and replace contracts that expired in the spring of 1993. The Company and the union representing the Company's employees at its Northwest wood products facilities ratified new four-year contracts which will expire in 1998. An early settlement was reached with union employees at the Company's DeRidder, Louisiana, pulp and paper mill. The new agreement is for a five-year term expiring in 2000. The new agreement replaces a contract that would have expired in February 1995.

      Among the negotiations scheduled for 1995 are labor contracts covering the Company's pulp and paper facilities in Jackson, Alabama, and Rumford, Maine.

Identification of Executive Officers

      The information with respect to the executive officers of the registrant, which is set forth in Item 10 of this annual report on Form 10-K, is incorporated into this Part I by this reference.

Capital Investment

      The Company's capital expenditures in 1994 were $272 million, compared with $221 million in 1993 and $283 million in 1992. Details of 1994 spending by segment and by type are as follows:

                                                             Replacement,
                                    Quality/    Timber and   Environmental,
                         Expansion Efficiency(1)Timberlands    and Other  Total
                                         (expressed in millions)

Paper and paper products   $   7       $  43       $   -       $  89     $ 139
Office products               84           1           -           1        86
Building products             10           7           -          18        35
Timber and timberlands         -           -           5           -         5
Other                          3           -           -           4         7
                           _____       _____       _____       _____     _____
 Total                     $ 104       $  51       $   5       $ 112     $ 272

(1) Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

      The level of capital investment in 1995 is expected to be about $400 million, excluding acquisitions. The 1995 capital budget will be allocated to cost-saving, modernization, expansion, replacement, maintenance, environmental, and safety projects.

Energy

      The paper and paper products segment is the primary energy user of the Company. Self-generated energy sources in this segment, such as wood wastes, pulping liquors, and hydroelectric power, provided 66% of total 1994 energy requirements, compared with 55% in 1993 and 54% in 1992. The energy requirements fulfilled by purchased sources in 1994 were as follows: natural gas, 52%; electricity, 28%; residual fuel oil, 10%; and other sources, 10%.

Item 2.     Properties

      The Company owns substantially all of its operating facilities. Regular maintenance, renewal, and new construction programs have preserved the operating suitability and adequacy of those properties.

      Following is a list of the Company's facilities by segment as of December 31, 1994. Information concerning timber resources is presented in
Item 1 of this Form 10-K.

Paper and Paper Products

7 pulp and paper mills located in Alabama, Louisiana, Maine, Minnesota, Oregon, and Washington (2).

6 regional service centers located in California, Georgia, Illinois, New Jersey, Oregon, and Texas.

1 converting facility located in Oregon.

7 corrugated container plants located in Idaho (2), Nevada, Oregon, Utah, and Washington (2).

Office Products

26 contract stationer distribution centers located in Arizona, California (2), Colorado, Connecticut, Florida, Georgia, Hawaii (4), Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, New Jersey, Ohio, Oregon, Pennsylvania, South Carolina, Texas (2), Utah, and Washington.

4 direct-mail distribution facilities located in Delaware, Georgia, Illinois, and Nevada.

4 retail outlets located in Hawaii.

Building Products

12 sawmills located in Alabama, Idaho (3), Louisiana, Oregon (4), and Washington (3). The Company has announced the closure of a sawmill in Idaho in early 1995.

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

Rainy River -- Unconsolidated Equity Affiliate

3 pulp and paper mills located in Washington and Ontario, Canada (2).

Item 3.     Legal Proceedings

      The Company has been notified that it is a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws with respect to a number of sites where hazardous substances or other contaminants are located. In 1993, the Company filed a lawsuit in State District Court in Boise, Idaho, against its current and previous insurance carriers seeking insurance coverage for response costs the Company has incurred or may incur at these sites. The Company amended this complaint in January 1994 and again in December 1994. The Company cannot predict with certainty the total response and remedial costs, the Company's share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups, or the availability of insurance coverage. However, based on the Company's investigations, the Company's experience with respect to cleanup of hazardous substances, the fact that expenditures will, in many cases, be incurred over extended periods of time, and the number of solvent potentially responsible parties, the Company does not presently believe that the known actual and potential response costs will, in the aggregate, have a material adverse effect on its financial condition or the results of operations.

      As previously reported in the Company's report on Form 10-K for the year ended December 31, 1993, the Company has been involved in an action with the Maine Department of Environmental Protection to resolve alleged violations of the state's environmental laws at the Company's facility in Rumford, Maine. On June 3, 1994, the Company entered into a Consent Agreement with the Maine Department of Environmental Protection, resolving alleged violations of air emissions, water discharges, and hazardous waste laws at the Rumford facility between 1991 and January 1, 1994. The Company has agreed to settle the matter by, among other items, paying a $316,655 penalty.

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

                                  PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters

      The Company's common stock is listed on the New York, the Chicago, and the Pacific Stock Exchanges. The high and low sales prices for the Company's common stock, as well as the frequency and amount of dividends paid on such stock, are presented in the tables captioned "Common Stock Prices" and "Common Stock Dividends -- Paid Per Share" in the Company's 1994 Annual Report. Additional information concerning dividends on common stock is presented under the caption "Dividends" of the Financial Review, and information concerning restrictions on the payments of dividends is included in Note 4, "Debt," of the Notes to Financial Statements in the Company's 1994 Annual Report. The approximate number of common shareholders, based upon actual record holders at year-end, is presented under the caption "Financial Highlights" of the Company's 1994 Annual Report. The information under these captions is incorporated herein by this reference.

Net Loss Per Common Share

      Net loss per common share was determined by dividing net loss, as adjusted below, by applicable shares outstanding. The computation of fully diluted net loss per share was antidilutive in each of the periods presented; therefore, the amounts reported for primary and fully diluted loss are the same.

                                                Year Ended December 31
                                             1994        1993       1992
                                               (expressed in thousands)

Net loss as reported                      $ (62,610) $ (77,140) $(227,480)
  Preferred dividends                       (54,586)   (43,076)   (27,711)
                                          _________  _________  _________
Primary loss                               (117,196)  (120,216)  (255,191)
  Assumed conversions:
    Preferred dividends eliminated           43,776     33,407     27,711
    Interest on 7% debentures eliminated      3,439      3,644      4,108
  Supplemental ESOP contribution            (12,573)   (12,381)   (10,285)
                                          _________  _________  _________
Fully diluted loss                        $ (82,554) $ (95,546) $(233,657)

Average number of common shares
  Primary                                    38,110     37,958     37,942
  Fully diluted                              61,407     55,825     53,283

      Primary loss includes the aggregate amount of dividends on the Company's preferred stock. The dividend attributable to the Company's Series D convertible preferred stock held by the Company's ESOP (employee stock ownership plan) is net of a tax benefit. To determine the fully diluted loss, dividends and interest, net of any applicable taxes, have been added back to primary loss to reflect assumed conversions. The fully diluted loss was increased by the after-tax amount of additional contributions that the Company would be required to make to its ESOP if the Series D ESOP preferred shares were converted to common stock.

      For the years ended December 31, 1994, 1993, and 1992, primary average shares include only common shares outstanding. For these periods, common stock equivalents attributable to stock options, Series E conversion preferred stock, and Series G conversion preferred stock subsequent to issuance in September 1993 were excluded because they were antidilutive. Excluded common equivalent shares were 16,391,000 at December 31, 1994, compared with 10,840,000 and 7,998,000 shares at December 31, 1993 and 1992. In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's other convertible securities.

Series E Preferred Stock Conversion

      On January 15, 1995, the depositary shares of Series E preferred stock converted to 8,625,000 shares of the Company's common stock.

Shareholder Rights Plan

      Pursuant to the shareholder rights plan adopted in December 1988 and as amended in September 1990, holders of common stock received a distribution of one right for each common share held. The rights become exercisable ten days after a person or group acquires 15% of the Company's outstanding voting securities or ten business days after a person or group commences or announces an intention to commence a tender or exchange offer that could result in the acquisition of 15% of these securities. If a person acquires 15% or more of the Company's outstanding voting securities, on the tenth day thereafter, unless this time period is extended by the board of directors, each right would, subject to certain adjustments and alternatives, entitle the rightholder to purchase common stock of the Company or the acquiring company having a market value of twice the $175 exercise price of the right (except that the acquiring person or group and other related holders would not be able to purchase common stock of the Company on these terms). The rights are nonvoting, may be redeemed by the Company at a price of 1 cent per right at any time prior to the tenth day after an individual or group acquires 15% of the Company's voting stock, unless extended, and expire in 1998. Additional details are set forth in the Amended and Restated Rights Agreement filed as Exhibit 1 in the Company's Form 8-K with the Securities and Exchange Commission on
September 25, 1990.

Item 6.     Selected Financial Data

      The following table sets forth selected financial data of the Company for the years indicated and should be read in conjunction with the disclosures in Item 7 of this Form 10-K:

                                    1994    1993     1992     1991    1990
                                        (expressed in millions, except
                                           per-common-share amounts)

Assets
  Current assets                   $  918  $  887   $  866   $  933  $  998
  Property and equipment, net       2,494   3,010    3,067    3,163   3,155
  Other                               882     616      627      633     632
                                   ______  ______   ______   ______  ______
                                   $4,294  $4,513   $4,560   $4,729  $4,785

Liabilities and
Shareholders' Equity
  Current liabilities              $  658  $  688   $  750   $  651  $  758
  Long-term debt, less
    current portion                 1,625   1,593    1,680    1,916   1,649
  Guarantee of ESOP debt              231     247      262      275     286
  Other                               415     480      510      439     516
  Shareholders' equity              1,365   1,505    1,358    1,448   1,576
                                   ______  ______   ______   ______  ______
                                   $4,294  $4,513   $4,560   $4,729  $4,785


Net sales                          $4,140  $3,958   $3,716   $3,950  $4,186
Income (loss) before accounting
  change                              (63)    (77)    (154)     (79)     75
Net income (loss)                     (63)    (77)    (227)     (79)     75
Net income (loss) per common share
  Primary
    Income (loss) before
      accounting change            $(3.08) $(3.17)  $(4.79)  $(2.46) $ 1.62
    Effect of net accounting
      change (1)                     -       -       (1.94)    -       -
                                   ______  ______   ______   ______  ______
                                   $(3.08) $(3.17)  $(6.73)  $(2.46) $ 1.62
  Fully diluted (2)
    Income (loss) before
      accounting change            $(3.08) $(3.17)  $(4.79)  $(2.46) $ 1.62
    Effect of net accounting
      change (1)                     -       -       (1.94)    -       -
                                   ______  ______   ______   ______  ______
                                   $(3.08) $(3.17)  $(6.73)  $(2.46) $ 1.62
Cash dividends declared
  per common share                 $  .60  $  .60   $  .60   $ 1.29  $ 1.52


(1) Consists of a one-time noncash charge of $73 million, or $1.94 per share, for the adoption of Financial Accounting Standards Board requirements to accrue postretirement benefits other than pensions.
(2) The computation of fully diluted net income (loss) per common share was antidilutive in all years reported; therefore, the amounts reported for primary and fully diluted earnings are the same.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's discussion and analysis of financial condition and results of operations are presented under the caption "Financial Review" of the Company's 1994 Annual Report and are incorporated herein by this reference.

Item 8.   Financial Statements and Supplementary Data

      The Company's consolidated financial statements and related notes, together with the report of the independent public accountants, are presented in the Company's 1994 Annual Report and are incorporated herein by this reference. Selected quarterly financial data is presented under the caption "Quarterly Results of Operations" in the Company's 1994 Annual Report and is incorporated herein by this reference.

      The consolidated income (loss) statement for the three months ended December 31, 1994, is presented in the Company's Fact Book for the fourth quarter of 1994 and is incorporated herein by this reference.

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

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

      Directors

      The directors and nominees for directors of the Company are pre-sented under the caption "Election of Directors" in the Company's definitive proxy statement dated March 7, 1995. All of the nominees are presently directors. This information is incorporated herein by this reference.

      Executive Officers as of February 28, 1995
                                                            Date First
                                                            Elected as
Name                   Age    Position or Office            an Officer

George J. Harad         50   President and
                             Chief Executive Officer,
                             Director                        5/11/82

Peter G. Danis Jr.      63   Executive Vice President        7/26/77

Theodore Crumley        49   Senior Vice President and
                             Chief Financial Officer         5/10/90

A. Ben Groce            53   Senior Vice President            2/8/91

Alice E. Hennessey      58   Senior Vice President          10/28/71

Terry R. Lock           53   Senior Vice President           2/17/77

Richard B. Parrish      56   Senior Vice President           2/27/80

N. David Spence         59   Senior Vice President           12/8/87

A. James Balkins III    42   Vice President and
                             Corporate Secretary              9/5/91

J. Ray Barbee           47   Vice President                  9/26/89

Stanley R. Bell         48   Vice President                  9/25/90

John C. Bender          54   Vice President                  2/13/90

Charles D. Blencke      51   Vice President                 12/11/92

Tom E. Carlile          43   Vice President and
                             Controller                       2/4/94

J. Michael Gwartney     54   Vice President                  4/25/89

John W. Holleran        40   Vice President and
                             General Counsel                 7/30/91

H. John Leusner         59   Vice President                 12/11/92

Irving Littman          54   Vice President and
                             Treasurer                       11/1/84

Jeffrey G. Lowe         53   Vice President                 12/11/92

Christopher C. Milliken 49   Vice President                   2/3/95

Carol B. Moerdyk        44   Vice President                  5/10/90

D. Ray Ryden            61   Vice President                  4/26/88

Donald F. Smith         53   Vice President                  12/8/87

J. Kirk Sullivan        59   Vice President                  9/30/81

Gary M. Watson          47   Vice President                   2/5/93

      All of the officers named above except A. Ben Groce and Gary M. Watson (see below) have been employees of the registrant or one of its subsidiaries for at least five years. Mr. Groce rejoined the Company in 1991 after resigning in June 1989. Prior to his resignation, he had served as an officer of the Company since December 1987.

      Christopher C. Milliken was elected a vice president in February 1995. Mr. Milliken received a B.S. degree in industrial management in 1970 from Clemson University. He joined the Company in 1977 and held a variety of positions in the office products distribution business before becoming Eastern Region Manager in 1991.

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

Item 11.  Executive Compensation

      Information concerning compensation of the Company's executive officers for the year ended December 31, 1994, is presented under the caption "Compensation Tables" in the Company's definitive proxy statement dated March 7, 1995. This information is incorporated herein by this reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a) Information concerning the security ownership of certain benefi-cial owners as of December 31, 1994, is set forth under the caption "Beneficial Ownership" in the Company's definitive proxy statement dated March 7, 1995, and is incorporated herein by this reference.

      (b) Information concerning security ownership of management as of December 31, 1994, is set forth under the caption "Security Ownership of Directors and Executive Officers" in the Company's definitive proxy statement dated March 7, 1995, and is incorpo-rated herein by this reference.

Item 13.  Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions during 1994 is set forth under the caption "Consulting Services" in the Company's definitive proxy statement dated March 7, 1995, and is incorporated herein by this reference.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as a part of this annual report on Form 10-K for Boise Cascade Corporation and subsidiaries:

          (1)     (i)    The Income (Loss) Statement for the three months
                         ended December 31, 1994, is incorporated herein by this reference from the Company's Fact Book for the fourth quarter of 1994.

                  (ii) The Financial Statements, the Notes to Financial Statements, and the Report of Independent Public Accountants listed below are incorporated herein by this reference from the Company's 1994 Annual Report.

                           - Balance Sheets as of December 31, 1994 and
                             1993.
                           - Statements of Income (Loss) for the years
                             ended December 31, 1994, 1993, and 1992.
                           - Statements of Cash Flows for the years ended
                             December 31, 1994, 1993, and 1992.
                           - Statements of Shareholders' Equity for the
                             years ended December 31, 1994, 1993, and
                             1992.
                           - Notes to Financial Statements.
                           - Quarterly Results of Operations for the years
                             1994 and 1993.
                           - Report of Independent Public Accountants.

          (2)     Financial Statement Schedules.

                  -      Consent of Independent Public Accountants.

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

   (c)    Exhibits.

          See Index to exhibits.

   (d) The following documents are filed as a part of this annual report on Form 10-K for Rainy River Forest Products Inc., an unconsolidated equity affiliate of the Company:

          (1) The Financial Statements, the Notes to Financial Statements, and the Report of Independent Chartered Accountants listed below are incorporated herein by this reference from Rainy River Forest Products Inc.'s 1994 Annual Report:

                  - Consolidated Balance Sheets as of December 31, 1994 and 1993.
                  - Consolidated Statements of Operations for the years ended December 31, 1994, 1993, and 1992.
                  - Consolidated Statements of Changes in Financial Position for the years ended December 31, 1994, 1993, 1992.
                  - Consolidated Statements of Owners' Equity for the years ended December 31, 1994, 1993, 1992.
                  -  Auditors' Report.
                  -  Notes to Consolidated Financial Statements.

      For the purpose of complying with the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8
      Nos. 33-47892 (filed May 14, 1992), 33-28595 (filed May 8, 1989),
      33-21964 (filed June 6, 1988), 33-31642 (filed November 7, 1989),
      2-96196 (filed March 25, 1985), and 33-45675 (filed February 12,
      1992):

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

                                           Boise Cascade Corporation


                                           By   George J. Harad
                                                George J. Harad
                                                President and
                                                 Chief Executive Officer
Dated:  March 14, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 14, 1995.

             Signature                             Capacity

(i)   Principal Executive Officer:

            George J. Harad                President and
            George J. Harad                 Chief Executive Officer

(ii)  Principal Financial Officer:

          Theodore Crumley                 Senior Vice President and
          Theodore Crumley                  Chief Financial Officer

(iii)  Principal Accounting Officer

            Tom E. Carlile                       Vice President
            Tom E. Carlile                        and Controller

(iv)   Directors:

            John B. Fery                           A. William Reynolds
            John B. Fery                           A. William Reynolds

          Anne L. Armstrong                           Jane E. Shaw
          Anne L. Armstrong                           Jane E. Shaw

          Robert E. Coleman                         Frank A. Shrontz
          Robert E. Coleman                         Frank A. Shrontz

          George J. Harad                           Edson W. Spencer
          George J. Harad                           Edson W. Spencer

         Robert K. Jaedicke                      Robert H. Waterman, Jr.
         Robert K. Jaedicke                      Robert H. Waterman, Jr.

          James A. McClure                         Ward W. Woods, Jr.
          James A. McClure                         Ward W. Woods, Jr.

           Paul J. Phoenix
           Paul J. Phoenix

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


      As independent public accountants, we hereby consent to the incorporation of our report dated January 30, 1995, incorporated by reference in this Form 10-K for the year ended December 31, 1994, into Boise Cascade Corporation's previously filed post-effective amendment No. 1 to Form S-8 registration statement (File No. 33-28595); the registration statement on Form S-8 (File No. 33-47892); post-effective amendment No. 1 to Form S-8 registration statement
(File No. 2-96196); post-effective amendment No. 1 to Form S-8 registration statement (File No. 33-21964); the registration statement on Form S-8 (File No. 33-31642); the registration statement on Form S-8 (File No. 33-45675); the registration statement on Form S-3 (File No. 33-54533); and the registration statement on Form S-3 (File No. 33-55396).



                                                   ARTHUR ANDERSEN LLP



Boise, Idaho
March 14, 1995

                                BOISE CASCADE CORPORATION

                                    INDEX TO EXHIBITS
                              Filed with the Annual Report
                                  on Form 10-K for the
                              Year Ended December 31, 1994


                                                                        Page
Number      Description                                               Number (1)

 2          Inapplicable                                                  -
 3.1 (2)    Restated Certificate of Incorporation, as amended             -
 3.2 (3)    Certificate of Designation of Convertible Preferred
              Stock, Series D, dated July 10, 1989                        -
 3.3 (4)    Certificate of Designation of Conversion Preferred
              Stock, Series E, dated January 21, 1992                     -
 3.4 (5)    Certificate of Designation of Cumulative Preferred
              Stock, Series F, dated January 29, 1993                     -
 3.5 (6)    Bylaws, as amended, September 29, 1994                        -
 3.6 (5)    Certificate of Designation of Conversion Preferred
              Stock, Series G, dated September 17, 1993                   -
 4.1 (7)    Trust Indenture between Boise Cascade Corporation and
              Morgan Guaranty Trust Company of New York, Trustee,
              dated October 1, 1985, as amended                           -
 4.2 (8)    1994 Revolving Loan Agreement -- $650,000,000, dated
              April 15, 1994                                              -
 4.3 (9)    Shareholder Rights Plan, as amended September 25, 1990        -
 9          Inapplicable                                                  -
10.1        Key Executive Performance Plan for Executive Officers,
              as restated February 2, 1995, with the 1994 and 1995
              Performance Criteria                                        -
10.2 (5)    1986 Executive Officer Deferred Compensation Plan,
              as amended July 29, 1993                                    -
10.3 (5)    1983 Board of Directors Deferred Compensation Plan,
              as amended July 29, 1993                                    -
10.4 (5)    1982 Executive Officer Deferred Compensation Plan,
              as amended July 29, 1993                                    -
10.5 (5)    Executive Officer Severance Pay Policy                        -
10.6 (5)    Supplemental Early Retirement Plan for Executive Officers     -
10.7        Boise Cascade Corporation Supplemental Pension Plan,
              effective as of January 1, 1994
10.8 (5)    1987 Board of Directors Deferred Compensation Plan,
              as amended July 29, 1993                                    -
10.9        1984 Key Executive Stock Option Plan and Form of Agreement,
              as amended through July 28, 1994
10.10 (5)   Executive Officer Group Life Insurance Plan description       -
10.11 (5)   Executive Officer Split-Dollar Life Insurance Plan            -
10.12 (5)   Form of Agreement with Executive Officers, as amended         -
10.13 (5)   Supplemental Health Care Plan for Executive Officers          -
10.14 (5)   Nonbusiness Use of Corporate Aircraft Policy, as amended      -
10.15 (5)   Executive Officer Financial Counseling Program description    -
10.16 (5)   Family Travel Program description                             -
10.17 (5)   Form of Directors' Indemnification Agreement                  -
10.18 (5)   Deferred Compensation and Benefits Trust, as amended
              through June 30, 1989                                       -
10.19       Director Stock Compensation Plan, as amended
              December 15, 1994
10.20       Boise Cascade Corporation Director Stock Option Plan
11          Inapplicable                                                  -
12          Ratio of Earnings to Fixed Charges
13.1        Incorporated sections of the Boise Cascade Corporation
               1994 Annual Report
13.2        Incorporated sections of the Boise Cascade Corporation
              Fact Book for the fourth quarter of 1994
16          Inapplicable                                                  -
18          Inapplicable                                                  -
21          Significant subsidiaries of the registrant
22          Inapplicable                                                  -
23          Consent of Arthur Andersen LLP  (See page __)                 -
24          Inapplicable                                                  -
27          Financial Data Schedule
28          Inapplicable                                                  -
99          Incorporated sections of the Rainy River Forest Products Inc.
              1994 Annual Report

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

(5)  Exhibits 3.4, 3.6, 10.2, 10.3, 10.4, 10.5, 10.6, 10.8, 10.10, 10.11,
     10.12, 10.13, 10.14, 10.15, 10.16, 10.17, and 10.18 were filed under the same exhibit numbers in the Company's 1993 Annual Report on Form 10-K and are incorporated herein by this reference.

(6) The Bylaws, as amended September 29, 1994, were filed as Exhibit 3 in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and are incorporated herein by this reference.

(7) The Trust Indenture between Boise Cascade Corporation and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended, was filed as Exhibit 4 in the Registration Statement on Form S-3 No. 33-5673, filed May 13, 1986. The First Supplemental Indenture, dated December 20, 1989, to the Trust Indenture between Boise Cascade Corporation and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, was filed as Exhibit 4.2 in the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 No. 33-32584, filed December 20, 1989. The Second Supplemental Indenture, dated August 1, 1990, to the Trust Indenture was filed as Exhibit 4.1 in the Company's Current Report on Form 8-K filed on August 10, 1990. Each of the documents referenced in this footnote is incorporated herein by this reference.

 (8) The 1994 Revolving Loan Agreement was filed as Exhibit 4.2 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, and is incorporated herein by this reference.

 (9) The Rights Agreement, dated as of December 13, 1988, as amended September 25, 1990, was filed as Exhibit 1 in the Company's Form 8-K filed with the Securities and Exchange Commission on September 25, 1990, and is incorporated herein by this reference.