Form 10-Q
period 1995-03-31
BOISE CASCADE CORP
filed 1995-05-11
CIK 12978

F O R M  10 - Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1995


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Shares Outstanding
            Class                              as of April 30, 1995
      Common stock, $2.50 par value                 47,109,687

                           PART I - FINANCIAL INFORMATION


Quarterly Financial Statements

STATEMENTS OF INCOME (LOSS) (Unaudited)
BOISE CASCADE CORPORATION AND SUBSIDIARIES

                                                Three Months Ended March 31
                                                   1995             1994
                                                  (expressed in thousands)
Revenues
  Sales                                         $1,222,960       $  941,300
  Other income, net                                  1,870            5,110
                                                __________       __________
                                                 1,224,830          946,410
                                                __________       __________

Costs and expenses
  Materials, labor, and other operating
    expenses                                       942,520          826,500
  Depreciation and cost of company timber
    harvested                                       60,390           58,170
  Selling and administrative expenses               97,820           74,180
                                                __________       __________
                                                 1,100,730          958,850
                                                __________       __________

Equity in net income (loss) of affiliates            5,570           (7,540)
                                                __________       __________

Income (loss) from operations                      129,670          (19,980)
                                                __________       __________

Interest expense                                   (37,230)         (34,940)
Interest income                                        310              400
Foreign exchange loss                                 -              (1,530)
                                                __________       __________
                                                   (36,920)         (36,070)
                                                __________       __________

Income (loss) before income taxes                   92,750          (56,050)

Income tax provision (benefit)                      35,710          (18,450)
                                                __________       __________
Net income (loss)                               $   57,040       $  (37,600)


Net income (loss) per common share
  Primary                                           $  .93           $(1.35)

  Fully diluted                                     $  .85           $(1.35)

Dividends declared per common share                 $  .15           $  .15


The accompanying notes are an integral part of these Financial Statements.

SEGMENT INFORMATION (Unaudited)
BOISE CASCADE CORPORATION AND SUBSIDIARIES

                                                Three Months Ended March 31
                                                   1995             1994
                                                  (expressed in thousands)

Segment sales
  Paper and paper products                      $  593,920       $  399,992
  Office products                                  303,287          190,926
  Building products                                393,438          394,809
  Intersegment eliminations and other              (67,685)         (44,427)
                                                __________       __________
                                                $1,222,960       $  941,300

Segment operating income (loss)
  Paper and paper products                      $   97,998       $  (53,537)
  Office products                                   12,563           10,945
  Building products                                 23,484           35,043
  Equity in net income (loss) of
    affiliates                                       5,570           (7,540)
  Corporate and other                               (9,945)          (4,891)
                                                __________       __________
    Income (loss) from operations               $  129,670       $  (19,980)


The accompanying notes are an integral part of these Financial Statements.

BALANCE SHEETS (Unaudited)
BOISE CASCADE CORPORATION AND SUBSIDIARIES


                                               March 31            December 31
                                         1995           1994           1994
  ASSETS                                      (expressed in thousands)
Current
  Cash and cash items                 $   29,601     $   24,910    $   22,447
  Short-term investments at cost,
    which approximates market              5,972          6,499         7,007
                                      __________     __________    __________
                                          35,573         31,409        29,454

  Receivables, less allowances of
    $2,048,000, $1,803,000, and
    $1,987,000                           444,481        373,797       405,661
  Inventories                            396,922        384,633       423,589
  Deferred income tax benefits            63,231         38,289        42,487
  Other                                   17,824         12,577        17,073
                                      __________     __________    __________
                                         958,031        840,705       918,264
                                      __________     __________    __________

Property
  Property and equipment
    Land and land improvements            38,282         37,751        37,775
    Buildings and improvements           442,168        425,914       439,936
    Machinery and equipment            4,111,682      3,978,426     4,078,302
                                      __________     __________    __________
                                       4,592,132      4,442,091     4,556,013
  Accumulated depreciation            (2,103,772)    (1,927,812)   (2,062,106)
                                      __________     __________    __________
                                       2,488,360      2,514,279     2,493,907
  Timber, timberlands, and timber
    deposits                             399,636        375,727       397,721
                                      __________     __________    __________
                                       2,887,996      2,890,006     2,891,628
                                      __________     __________    __________

Investments in equity affiliates         211,796        307,604       204,498
Other assets                             285,277        215,407       279,687
                                      __________     __________    __________
Total assets                          $4,343,100     $4,253,722    $4,294,077


The accompanying notes are an integral part of these Financial Statements.

BALANCE SHEETS (Unaudited)
BOISE CASCADE CORPORATION AND SUBSIDIARIES

                                               March 31           December 31
                                          1995          1994          1994
  LIABILITIES AND SHAREHOLDERS' EQUITY         (expressed in thousands)
Current
  Notes payable                        $   66,000    $   19,000   $   56,000
  Current portion of long-term debt        37,188       218,955       58,534
  Accounts payable                        312,159       246,092      306,848
  Accrued liabilities
    Compensation and benefits             108,663        95,749      107,866
    Interest payable                       29,986        30,260       36,043
    Other                                 105,625        97,801       92,552
                                       __________     _________   __________
                                          659,621       707,857      657,843
                                       __________    __________   __________

Debt
  Long-term debt, less current
    portion                             1,578,914     1,464,810    1,625,148
  Guarantee of ESOP debt                  230,956       246,856      230,956
                                       __________    __________   __________
                                        1,809,870     1,711,666    1,856,104
                                       __________    __________   __________
Other
  Deferred income taxes                   188,948       123,984      137,260
  Other long-term liabilities             279,778       262,716      278,012
                                       __________    __________   __________
                                          468,726       386,700      415,272
                                       __________    __________   __________

Shareholders' equity
  Preferred stock -- no par value;
    10,000,000 shares authorized;
    Series D ESOP:  $.01 stated
      value; 6,208,880, 6,381,129,
      and 6,294,891 shares outstanding    279,400       287,151      283,270
    Deferred ESOP benefit                (230,956)     (246,856)    (230,956)
    Series E:  $.01 stated value;
      862,500 shares outstanding
      at March 31 and December 31,
      1994                                   -          191,466      191,466
    Series F:  $.01 stated value;
      115,000 shares outstanding
      in each period                      111,043       111,043      111,043
    Series G:  $.01 stated value;
      862,500 shares outstanding
      in each period                      176,404       176,404      176,404
  Common stock -- $2.50 par value;
    200,000,000 shares authorized;
    47,037,155, 38,033,681, and
    38,284,186 shares outstanding         117,593        95,084       95,710
  Additional paid-in capital              172,782          -            -
  Retained earnings                       778,617       833,207      737,921
                                       __________    __________   __________
    Total shareholders' equity          1,404,883     1,447,499    1,364,858
                                       __________    __________   __________
Total liabilities and shareholders'
  equity                               $4,343,100    $4,253,722   $4,294,077


The accompanying notes are an integral part of these Financial Statements.

STATEMENTS OF CASH FLOWS (Unaudited)
BOISE CASCADE CORPORATION AND SUBSIDIARIES

                                                Three Months Ended March 31
                                                   1995             1994
                                                  (expressed in thousands)
Cash provided by (used for) operations
  Net income (loss)                             $   57,040      $  (37,600)
  Items in income (loss) not using
    (providing) cash
    Equity in net (income) loss of affiliates       (5,570)          7,540
    Depreciation and cost of company timber
      harvested                                     60,390          58,170
    Deferred income tax provision (benefit)         33,627         (18,450)
    Amortization and other                           3,218           3,804
  Receivables                                      (36,997)        (22,593)
  Inventories                                       27,053          31,590
  Accounts payable and accrued liabilities           1,827          (8,718)
  Current and deferred income taxes                  2,411           1,278
  Other                                              2,106           3,532
                                                __________      __________
    Cash provided by operations                    145,105          18,553
                                                __________      __________

Cash used for investment
  Expenditures for property and equipment          (53,968)        (38,578)
  Expenditures for timber and timberlands           (2,166)         (2,160)
  Investments in equity affiliates                    -             (2,398)
  Purchase of facilities                            (3,289)         (7,122)
  Other                                             (6,638)         (7,211)
                                                __________      __________
    Cash used for investment                       (66,061)        (57,469)
                                                __________      __________

Cash provided by (used for) financing
  Cash dividends paid
    Common stock                                    (5,743)         (5,698)
    Preferred stock                                 (9,969)         (9,969)
                                                __________      __________
                                                   (15,712)        (15,667)
  Notes payable                                     10,000         (12,000)
  Additions to long-term debt                         -             95,716
  Payments of long-term debt                       (67,580)        (20,484)
  Other                                                367             331
                                                __________      __________
    Cash provided by (used for) financing          (72,925)         47,896
                                                __________      __________

Increase in cash and short-term investments          6,119           8,980

Balance at beginning of the year                    29,454          22,429
                                                __________      __________

Balance at March 31                             $   35,573      $   31,409


The accompanying notes are an integral part of these Financial Statements.

  Notes to Quarterly Financial Statements (Unaudited)

(1) BASIS OF PRESENTATION. The quarterly financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read together with the statements and the accom-panying notes included in the Company's 1994 Annual Report.

      The quarterly financial statements have not been audited by indepen-dent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included. The net income (loss) for the three months ended March 31, 1995 and 1994, was subject to seasonal variations and necessarily involved estimates and accruals. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2) NET INCOME (LOSS) PER COMMON SHARE. Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by applicable shares outstanding. For the three months ended March 31, 1994, the computation of fully diluted net loss per share was antidilutive; therefore, the amounts reported for primary and fully diluted loss were the same.

      For the three-month periods ended March 31, 1995 and 1994, primary average shares include only common shares outstanding, and if dilutive, common stock equivalents attributable to stock options, Series E conversion preferred stock prior to converting to shares of the Company's common stock on January 15, 1995, and Series G conversion preferred stock. Excluded common equivalent shares were 16,263,000 at March 31, 1994. In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's other convertible securities.

                                                  Three Months Ended March 31
                                                      1995           1994
                                                   (expressed in thousands)

      Net income (loss) as reported                $  57,040      $ (37,600)
        Preferred dividends                           (6,418)       (13,648)
                                                   _________      _________
      Primary income (loss)                           50,622        (51,248)
        Assumed conversions:
          Preferred dividends eliminated               3,715         10,945
          Interest on 7% debentures eliminated           849            860
        Supplemental ESOP contribution                (3,175)        (3,144)
                                                   _________      _________
      Fully diluted income (loss)                  $  52,011      $ (42,587)

      Average number of common shares
        Primary                                       54,356         38,020

        Fully diluted                                 61,257         61,249

      Primary income excludes, and the loss includes, the aggregate amount of dividends on the Company's preferred stock. The dividend attributable to the Company's Series D convertible preferred stock held by the Company's ESOP (employee stock ownership plan) is net of a tax benefit. To determine the fully diluted income (loss), dividends on convertible preferred stock and interest, net of any applicable taxes, have been added back to primary income (loss) to reflect assumed conversions. The fully diluted income was reduced by, and the loss was increased by, the after-tax amount of additional contributions that the Company would be required to make to its ESOP if the Series D ESOP preferred shares were converted to common stock.

(3)   INVENTORIES.  Inventories include the following:

                                                   March 31       December 31
                                               1995       1994       1994
                                                (expressed in thousands)

      Finished goods and work in process     $266,560   $255,596   $256,732
      Logs                                     52,137     65,596    107,095
      Other raw materials and supplies        168,772    148,776    147,211
      LIFO reserve                            (90,547)   (85,335)   (87,449)
                                             ________   ________   ________
                                             $396,922   $384,633   $423,589

(4) INCOME TAXES. The components of the net deferred tax liability on the Company's Balance Sheet were determined as follows:

                                           March 31                  December 31
                                    1995              1994               1994

                               Assets  Liabil.   Assets  Liabil.   Assets  Liabil.
                                             (expressed in millions)
      Operating loss
        carryover              $157.9   $  -     $171.3   $  -     $200.5   $  -
      Employee benefits         107.8     16.4    110.3     10.2    106.2     17.8
      Property and equipment
        and timber and
        timberlands              80.3    534.7     87.8    507.0     81.6    531.4
      Alternative minimum tax    82.1      -       79.8      -       79.6      -
      Tax credit carryovers      35.0      -       35.3      -       35.7      -
      Reserves                   14.1      2.1     10.7      1.6     14.6      2.0
      Inventories                10.1       .2      9.8       .4     10.1       .2
      State income taxes           -      33.4      4.2     29.7      -       33.4
      Deferred charges             .2      7.4       .3     12.8       .2      7.9
      Differences in basis
        of nonconsolidated
        entities                 11.3     18.8      -       18.9     11.5     28.5
      Other                      12.1     23.6     11.5     26.1     10.3     23.9
                               ______   ______   ______   ______   ______   ______
                               $510.9   $636.6   $521.0   $606.7   $550.3   $645.1

      The estimated tax provision rate for the first three months of 1995 was 38.5%, compared with a tax benefit rate of 32.9% for the same period in the prior year. The change in the rate is primarily due to increased income from the Company's U.S. operations.

(5) DEBT. At March 31, 1995, the Company had a $650 million revolving credit agreement with a group of banks. Borrowing under the agreement was $205 million.

(6) SERIES E PREFERRED STOCK. On January 15, 1995, the Company's Series E preferred stock converted to 8,625,000 shares of common stock.

(7) INVESTMENTS IN EQUITY AFFILIATES. The Company's principal equity affiliate is Rainy River Forest Products Inc. ("Rainy River"). The Company has a 59.66% equity interest and a 49% voting interest. Rainy River is accounted for on the equity method. Other investments include a 30% interest in Rumford Cogeneration Company Limited Partnership and a 50% interest in the general partnership of Pine City Fiber Company.

      SUMMARIZED FINANCIAL INFORMATION

                                        Three Months Ended March 31
                                            1995           1994
                                         (expressed in thousands)

      Sales                               $196,220      $105,495
      Gross profit (loss)                   27,163        (8,863)
      Net income (loss)                     11,314       (13,356)

Management's Discussion and Analysis of Financial Condition and Results of Operations

First Quarter of 1995, Compared With First Quarter of 1994

Boise Cascade Corporation's net income for the first quarter of 1995 was $57 million, compared with a net loss of $37.6 million for the first quarter of 1994. Primary earnings per common share for the first quarter of 1995 were 93 cents, and fully diluted earnings per share were 85 cents. For the same quarter in 1994, primary and fully diluted loss per share was $1.35.

Sales for the first quarter of 1995 were $1.2 billion, compared with $941 million in the first quarter of last year.

In October 1994, the Company's Canadian subsidiary, Rainy River Forest Products Inc. ("Rainy River"), completed the sale of units of common stock and debentures in an initial public offering. Boise Cascade holds approximately 60% of Rainy River's economic equity and 49% of its voting equity. Rainy River was accounted for on the equity method retroactive to January 1, 1994, in the Company's consolidated financial statements.

The Company's paper segment reported operating income of $98 million in the first quarter of 1995, compared with an operating loss of $53.5 million in the first quarter of 1994. This significant improvement is primarily attributable to surging markets for pulp and paper, which have resulted in significantly increased pulp and paper prices. Average weighted prices rose $231 per ton between the first quarter of 1994 and 1995. Uncoated freesheet and containerboard rose approximately 50% between those quarters. Newsprint and coated paper prices rose an average of 36%, while market pulp prices increased over 100%.

Manufacturing costs per ton increased modestly between the comparison quarters. The increase was due in part to higher purchased pulp and wood fiber prices.

Paper segment sales rose 48% to $594 million in the first quarter of 1995, primarily due to the increased prices. Sales volumes for the first quarter of 1995 were 739,000 tons, compared with 722,000 tons in the first quarter of 1994.

Income in the office products segment improved in the first quarter of 1995 to $12.6 million, compared with $10.9 million in the prior-year quarter. Total sales rose 59% to $303 million, largely as a result of acquisitions and internal expansion. Same-location sales increased 25%, primarily because of increased national accounts business and rising paper prices and volume.

Building products operating income declined from $35 million for the year-ago first quarter to $23.5 million. Contributing to the decline in income were higher delivered-log costs and a slowdown in construction, which lessened demand for wood products and caused a decline in lumber prices. Relative to the year-ago quarter, average prices for lumber declined 15%, while plywood prices increased 8%. Unit sales volume for lumber increased 6%, while plywood sales volume was flat. The segment's results continued to be enhanced by a contribution from its growing engineered wood products business.

Sales for the building products segment were flat for the comparison quarters.

Interest expense was $37.2 million in the first quarter of 1995, compared with $34.9 million in the same period last year. The increase is primarily due to higher interest rates on borrowings under the Company's revolving credit agreement. The Company's debt is predominantly fixed rate. Consequently, when there are changes in short-term market interest rates, the Company experiences only modest changes in interest expense.

Total long- and short-term debt outstanding was $1.9 billion at both March 31, 1995 and 1994, and $2.0 billion at December 31, 1994.

Financial Condition

At March 31, 1995, the Company had working capital of $298 million. Working capital was $133 million at March 31, 1994, and $260 million at December 31, 1994. Cash provided by operations was $145 million for the first three months of 1995, compared with $19 million for the same period in 1994.

The Company's revolving credit agreement requires the Company to maintain a minimum amount of net worth and not to exceed a maximum ratio of debt to net worth. The Company's net worth at March 31, 1995, exceeded the defined minimum amount by $70 million. The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under this agreement. The Company is also required to maintain a defined minimum interest coverage in each successive four-quarter period, which the Company met at March 31, 1995.

Capital expenditures, including purchases of facilities, for the first three months of 1995 and 1994 were $59 million and $48 million. Capital expenditures for the year ended December 31, 1994, were $272 million, which included purchases of facilities and the assumption of related long-term debt.

An expanded discussion and analysis of financial condition is presented on pages 19 and 20 of the Company's 1994 Annual Report under the captions "Financial Condition" and "Capital Investment."

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the registrant's annual report on Form 10-K for the year ended December 31, 1994, for information concerning certain legal proceedings.

Item 2.  Changes in Securities

On January 15, 1995, the Company's Series E preferred stock converted to 8,625,000 shares of common stock.

The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under the Company's revolving credit agreement. At March 31, 1995, under this agreement, the Company's net worth exceeded the defined minimum amount by $69,972,000.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

SALE OF MINORITY INTEREST IN BOISE CASCADE OFFICE PRODUCTS CORPORATION. In April 1995, the Company's wholly owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), completed the initial public offerings of 5,318,750 shares of common stock at a price of $25 per share. After the offerings, the Company owns 82.7% of the outstanding BCOP common stock. The net proceeds of the offerings to BCOP were approximately $123,076,000, of which approximately $101,859,000 was indirectly (through retention of accounts receivable and a small dividend payment) available to the Company for general corporate purposes. The remainder of the proceeds were retained by BCOP for its general corporate purposes.

Boise Cascade will record a pretax gain of approximately $60 million in the second quarter of 1995 from the offerings.

BCOP has entered into a $225 million revolving credit agreement with a syndicate of banks. The agreement has a term of four years and provides for variable rates of interest based on customary indexes. The revolving credit agreement will be available for general corporate purposes, including to finance its growth, and contains customary restrictive financial and other covenants. At March 31, 1995, there were no borrowings under the agreement.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by this reference.

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended March 31, 1995.

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

                                                  BOISE CASCADE CORPORATION


      As Duly Authorized Officer and
      Chief Accounting Officer:              /s/Tom E. Carlile
                                              Tom E. Carlile
                                              Vice President and Controller



Date:  May 11, 1995

                           BOISE CASCADE CORPORATION
                               INDEX TO EXHIBITS
                 Filed With the Quarterly Report on Form 10-Q
                     for the Quarter Ended March 31, 1995

Number     Description                                     Page Number


12         Ratio of Earnings to Fixed Charges                   __
27         Financial Data Schedule                              __