Form 10-Q
period 1995-06-30
BOISE CASCADE CORP
filed 1995-08-11
CIK 12978

F O R M  10 - Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1995


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Shares Outstanding
            Class                              as of July 31, 1995
      Common stock, $2.50 par value                47,760,731

                           PART I - FINANCIAL INFORMATION

                             STATEMENTS OF INCOME (LOSS)
                     BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                     (unaudited)

Item I.     Financial Statements
                                                      Three Months Ended June 30
                                                        1995             1994
                                                       (expressed in thousands)
                                                        except per share data
Revenues
  Sales                                              $1,270,200       $1,000,250
  Other expense, net                                    (23,120)            (560)
                                                     __________       __________
                                                      1,247,080          999,690
                                                     __________       __________

Costs and expenses
  Materials, labor, and other operating expenses        931,110          841,240
  Depreciation and cost of company timber
    harvested                                            60,730           58,860
  Selling and administrative expenses                   105,160           88,020
                                                     __________       __________
                                                      1,097,000          988,120
                                                     __________       __________

Equity in net income (loss) of affiliates                11,880           (5,580)
                                                     __________       __________


Income from operations                                  161,960            5,990
                                                     __________       __________

Interest expense                                        (35,070)         (36,740)
Interest income                                             970              120
Foreign exchange gain                                        40              120
Gain on subsidiary's sale of stock                       60,000             -
                                                     __________       __________
                                                         25,940          (36,500)
                                                     __________       __________

Income (loss) before income taxes and
  minority interest                                     187,900          (30,510)

Income tax provision (benefit)                           80,640          (11,350)
                                                     __________       __________
Income (loss) before minority interest                  107,260          (19,160)
Minority interest, net of income tax                     (1,340)            -
                                                     __________       __________
Net income (loss)                                    $  105,920       $  (19,160)

Net income (loss) per common share
  Primary                                                $ 1.82           $ (.86)

  Fully diluted                                          $ 1.64           $ (.86)

Dividends declared per common share                      $  .15           $  .15


     The accompanying notes are an integral part of these Financial Statements.

                               SEGMENT INFORMATION
                     BOISE CASCADE CORPORATION AND SUBSIDIARIES


                                                  Three Months Ended June 30
                                                     1995             1994
                                                    (expressed in thousands)

Segment sales
  Paper and paper products                        $  659,158      $  404,023
  Office products                                    305,718         212,342
  Building products                                  385,039         432,623
  Intersegment eliminations and other                (79,715)        (48,738)
                                                  __________      __________
                                                  $1,270,200      $1,000,250


Segment operating income (loss)
  Paper and paper products                        $  132,273      $  (30,363)
  Office products                                     13,637          10,052
  Building products                                   22,796          43,914
  Equity in net income (loss) of
    affiliates                                        11,880          (5,580)
  Corporate and other                                (18,626)        (12,033)
                                                  __________      __________
    Income from operations                        $  161,960      $    5,990



     The accompanying notes are an integral part of these Financial Statements.

                             STATEMENTS OF INCOME (LOSS)
                     BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                     (Unaudited)

                                                     Six months ended June 30
                                                      1995             1994
                                                      (In thousands, except
                                                         per share data)
Revenues
  Sales                                            $2,493,160       $1,941,550
  Other income (expense), net                         (21,250)           4,550
                                                   __________       __________
                                                    2,471,910        1,946,100
                                                   __________       __________

Costs and expenses
  Materials, labor, and other
    operating expenses                              1,873,630        1,667,740
  Depreciation and cost of company
    timber harvested                                  121,120          117,030
  Selling and administrative expenses                 202,980          162,200
                                                   __________       __________
                                                    2,197,730        1,946,970
                                                   __________       __________

Equity in net income (loss) of affiliates              17,450          (13,120)
                                                   __________       __________

Income (loss) from operations                         291,630          (13,990)
                                                   __________       __________

Interest expense                                      (72,300)         (71,680)
Interest income                                         1,280              520
Foreign exchange gain (loss)                               40           (1,410)
Gain on subsidiary's sale of stock                     60,000             -
                                                   __________       __________
                                                      (10,980)         (72,570)
                                                   __________       __________

Income (loss) before income taxes
  and minority interest                               280,650          (86,560)

Income tax provision (benefit)                        116,350          (29,800)
                                                   __________       __________
Income (loss) before minority interest                164,300          (56,760)
Minority interest, net of income tax                   (1,340)            -
                                                   __________       __________
Net income (loss)                                  $  162,960       $  (56,760)


Net income (loss) per common share
  Primary                                              $ 2.75           $(2.21)

  Fully diluted                                        $ 2.49           $(2.21)

Dividends declared per common share                    $  .60           $  .60


     The accompanying notes are an integral part of these Financial Statements.

                               SEGMENT INFORMATION
                     BOISE CASCADE CORPORATION AND SUBSIDIARIES


                                                    Six Months Ended June 30
                                                      1995             1994
                                                     (expressed in thousands)

Segment sales
  Paper and paper products                         $1,253,078       $  804,015
  Office products                                     609,005          403,268
  Building products                                   778,477          827,432
  Intersegment eliminations and other                (147,400)         (93,165)
                                                   __________       __________
                                                   $2,493,160       $1,941,550

Segment operating income (loss)
  Paper and paper products                         $  230,271       $  (83,900)
  Office products                                      26,200           20,997
  Building products                                    46,280           78,957
  Equity in net income (loss) of affiliates            17,450          (13,120)
  Corporate and other                                 (28,571)         (16,924)
                                                   __________       __________
    Income (loss) from operations                  $  291,630       $  (13,990)


     The accompanying notes are an integral part of these Financial Statements.

                     BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                   BALANCE SHEETS

ASSETS
                                                 June 30            December 31
                                          1995           1994           1994
                                               (expressed in thousands)
Current
  Cash and cash items                  $   37,258     $   30,750    $   22,447
  Short-term investments at cost,
    which approximates market              39,893          6,295         7,007
                                       __________     __________    __________
                                           77,151         37,045        29,454

  Receivables, less allowances of
    $2,816,000, $1,881,000, and
    $1,987,000                            458,827        408,668       405,661
  Inventories                             403,215        381,909       423,589
  Deferred income tax benefits             74,934         40,551        42,487
  Other                                    21,996         17,415        17,073
                                       __________     __________    __________
                                        1,036,123        885,588       918,264
                                       __________     __________    __________

Property
  Property and equipment
    Land and land improvements             38,277         37,864        37,775
    Buildings and improvements            443,372        426,964       439,936
    Machinery and equipment             4,156,958      4,032,975     4,078,302
                                       __________     __________    __________
                                        4,638,607      4,497,803     4,556,013
  Accumulated depreciation             (2,152,386)    (1,979,371)   (2,062,106)
                                       __________     __________    __________
                                        2,486,221      2,518,432     2,493,907
  Timber, timberlands, and timber
    deposits                              409,630        405,677       397,721
                                       __________     __________    __________
                                        2,895,851      2,924,109     2,891,628
                                       __________     __________    __________

Investments in equity affiliates          225,379        353,052       204,498
Other assets                              277,862        263,147       279,687
                                       __________     __________    __________
Total assets                           $4,435,215     $4,425,896    $4,294,077


     The accompanying notes are an integral part of these Financial Statements.

                     BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                   BALANCE SHEETS
                                     (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                June 30             December 31
                                          1995           1994           1994
                                               (expressed in thousands)
Current
  Notes payable                        $  110,500     $   44,645    $   56,000
  Current portion of long-term debt       110,125         67,974        58,534
  Accounts payable                        326,144        272,767       306,848
  Accrued liabilities
    Compensation and benefits             110,856         96,289       107,866
    Interest payable                       34,361         36,471        36,043
    Other                                 138,346         95,190        92,552
                                       __________     __________    __________
                                          830,332        613,336       657,843
                                       __________     __________    __________

Debt
  Long-term debt, less current portion  1,264,780      1,768,147     1,625,148
  Guarantee of ESOP debt                  228,212        245,027       230,956
                                       __________     __________    __________
                                        1,492,992      2,013,174     1,856,104
                                       __________     __________    __________
Other
  Deferred income taxes                   263,324        114,961       137,260
  Other long-term liabilities             282,681        268,061       278,012
                                       __________     __________    __________
                                          546,005        383,022       415,272
                                       __________     __________    __________
Minority interest                          50,941           -             -
                                       __________     __________    __________

Shareholders' equity
  Preferred stock -- no par value;
    10,000,000 shares authorized;
    Series D ESOP:  $.01 stated
      value; 6,178,142, 6,352,708,
      and 6,294,891 shares outstanding    278,016        285,872       283,270
    Deferred ESOP benefit                (228,212)      (245,027)     (230,956)
    Series E:  $.01 stated value;
      862,500 shares outstanding
      at June 30 and December 31, 1994       -           191,466       191,466
    Series F:  $.01 stated value;
      115,000 shares outstanding
      in each period                      111,043        111,043       111,043
    Series G:  $.01 stated value;
      862,500 shares outstanding
      in each period                      176,404        176,404       176,404
  Common stock -- $2.50 par value;
    200,000,000 shares authorized;
    47,453,860, 38,037,816, and
    38,284,186 shares outstanding         118,635         95,095        95,710
  Additional paid-in capital              183,458           -             -
  Retained earnings                       875,601        801,511       737,921
                                       __________     __________    __________
    Total shareholders' equity          1,514,945      1,416,364     1,364,858
                                       __________     __________    __________
Total liabilities and shareholders'
  equity                               $4,435,215     $4,425,896    $4,294,077


     The accompanying notes are an integral part of these Financial Statements.

                     BOISE CASCADE CORPORATION AND SUBSIDIARIES
                              STATEMENTS OF CASH FLOWS
                                     (unaudited)


                                                      Six Months Ended June 30
                                                        1995             1994
                                                       (expressed in thousands)
Cash provided by (used for) operations
  Net income (loss)                                  $  162,960       $  (56,760)
  Items in income (loss) not using (providing) cash
    Equity in net (income) loss of affiliates           (17,450)          13,120
    Depreciation and cost of company timber
      harvested                                         121,120          117,030
    Deferred income tax provision (benefit)              94,375          (29,808)
    Minority interest                                     1,340             -
    Amortization and other                               31,570            8,321
  Gain on subsidiary's sale of stock                    (60,000)            -
  Receivables                                           (47,959)         (38,679)
  Inventories                                            21,765           47,658
  Accounts payable and accrued liabilities               19,789           14,696
  Current and deferred income taxes                      17,457            1,374
  Other                                                    (313)           4,732
                                                     __________       __________
    Cash provided by operations                         344,654           81,684
                                                     __________       __________

Cash provided by (used for) investment
  Expenditures for property and equipment              (112,089)         (91,178)
  Expenditures for timber and timberlands                (3,256)          (3,408)
  Investments in equity affiliates                        2,100           (2,746)
  Purchase of facilities                                 (9,338)            -
  Sale of investment in equity affiliates                  -             (78,428)
  Other                                                 (14,412)         (37,944)
                                                     __________       __________
    Cash used for investment                           (136,995)        (213,704)
                                                     __________       __________

Cash provided by (used for) financing
  Cash dividends paid
    Common stock                                        (12,798)         (11,403)
    Preferred stock                                     (26,339)         (30,480)
                                                     __________       __________
                                                        (39,137)         (41,883)
  Notes payable                                          54,500           13,645
  Additions to long-term debt                              -             197,299
  Payments of long-term debt                           (308,777)         (20,391)
  Subsidiary's sale of stock                            123,076             -
  Other                                                  10,376           (2,034)
                                                     __________       __________
    Cash provided by (used for) financing              (159,962)         146,636
                                                     __________       __________

Increase in cash and short-term investments              47,697           14,616

Balance at beginning of the year                         29,454           22,429
                                                     __________       __________

Balance at June 30                                   $   77,151       $   37,045


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

    The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included. The net income (loss) for the three and six months ended June 30, 1995 and 1994, was subject to seasonal variations and neces-sarily involved estimates and accruals. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2) NET INCOME (LOSS) PER COMMON SHARE. Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by appli-cable shares outstanding. For the three and six months ended June 30, 1994, the computation of fully diluted net loss per share was anti-dilutive; therefore, the amounts reported for primary and fully diluted loss were the same.

    For the six months ended June 30, 1995 and 1994, primary average shares included common shares outstanding and, if dilutive, common stock equivalents attributable to stock options, Series E conversion preferred stock prior to converting to shares of the Company's common stock on January 15, 1995, and Series G conversion preferred stock. Excluded common equivalent shares were 16,714,000 at June 30, 1994. In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's other convertible securities.

                                                   Six Months Ended June 30
                                                      1995           1994
                                                   (expressed in thousands)

      Net income (loss) as reported                $ 162,960      $ (56,760)
        Preferred dividends                          (12,777)       (27,276)
                                                   _________      _________
      Primary income (loss)                          150,183        (84,036)
        Assumed conversions:
          Preferred dividends eliminated               7,372         21,871
          Interest on 7% debentures eliminated         1,697          1,720
        Supplemental ESOP contribution                (6,302)        (6,273)
                                                   _________      _________
      Fully diluted income (loss)                  $ 152,950      $ (66,718)

      Average number of common shares
        Primary                                       54,547         38,029

        Fully diluted                                 61,406         61,668

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

(3)   INVENTORIES.  Inventories include the following:

                                                    June 30        December 31
                                                1995       1994       1994
                                                 (expressed in thousands)

      Finished goods and work in process      $276,791   $252,014   $256,732
      Logs                                      53,206     72,025    107,095
      Other raw materials and supplies         168,333    142,657    147,211
      LIFO reserve                             (95,115)   (84,787)   (87,449)
                                              ________   ________   ________
                                              $403,215   $381,909   $423,589

(4) INCOME TAXES. The components of the net deferred tax liability on the Company's Balance Sheets were determined as follows:

                                            June 30                  December 31
                                    1995              1994               1994
                               Assets  Liabil.   Assets  Liabil.   Assets  Liabil.
                                             (expressed in millions)
      Operating loss
        carryover              $108.9   $  -     $185.6   $  -     $200.5   $  -
      Employee benefits         107.7     15.7    111.2      8.9    106.2     17.8
      Property and equipment
        and timber and
        timberlands              79.0    538.3     86.6    513.8     81.6    531.4
      Alternative minimum tax   108.5      -       79.8      -       79.6      -
      Tax credit carryovers      28.4      -       35.3      -       35.7      -
      Reserves                   24.5      2.5     11.1      1.5     14.6      2.0
      Inventories                10.0       .2      9.8       .4     10.1       .2
      State income taxes           -      32.6      4.3     30.2      -       33.4
      Deferred charges             .2      6.1       .3     11.8       .2      7.9
      Differences in basis
        of nonconsolidated
        entities                  6.4     51.4      -       19.8     11.5     28.5
      Other                      11.8     26.9     12.2     24.2     10.3     23.9
                               ______   ______   ______   ______   ______   ______
                               $485.4   $673.7   $536.2   $610.6   $550.3   $645.1

      The estimated tax provision rate for the first six months of 1995, before the effects of unusual items, was 38.0%, compared with a tax benefit rate of 34.4% for the same period in the prior year. The change in the rate is primarily due to increased income from the Company's U.S. operations. These rates were based on actual year-to-date results and projected results for the remainder of the year.

(5) DEBT. At June 30, 1995, the Company had a $650 million revolving credit agreement with a group of banks. There were no borrowings under the agreement at June 30, 1995. On July 10, 1995, the revolving credit agreement was amended to extend the termination date from June 30, 1997, to June 30, 2000, and the aggregate of all commitments that can be outstanding was reduced from $650 million to $600 million.

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

      SUMMARIZED FINANCIAL INFORMATION

                                                   Six Months Ended June 30
                                                     1995            1994
                                                   (expressed in thousands)

      Sales                                       $  417,932     $  209,485
      Gross profit (loss)                             71,434        (12,801)
      Net income (loss)                               32,588        (20,982)


Management's Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter of 1995, Compared With Second Quarter of 1994

Boise Cascade Corporation's net income for the second quarter of 1995 was $105.9 million, compared with a net loss of $19.2 million for the second quarter of 1994. Primary earnings per common share for the second quarter of 1995 were $1.82, and fully diluted earnings per share were $1.64. For the same quarter in 1994, primary and fully diluted loss per share was $.86.

Sales for the second quarter of 1995 were $1.3 billion, compared with $1.0 billion in the second quarter of last year.

In April 1995, the Company's wholly owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), completed the initial public offering of 5,318,750 shares of common stock at a price of $25 per share. After the offering, the Company owns 82.7% of the outstanding BCOP common stock. The net proceeds of the offering to BCOP were approximately $123 million, of which approximately $102 million was indirectly (through retention of accounts receivable and a small dividend payment) available to the Company for general corporate purposes. The remainder of the proceeds was retained by BCOP for its general corporate purposes.

In October 1994, the Company's Canadian subsidiary, Rainy River Forest Products Inc. ("Rainy River"), completed the sale of units of common stock and debentures in an initial public offering. Boise Cascade holds approximately 60% of Rainy River's economic equity and 49% of its voting equity. Rainy River was accounted for on the equity method retroactive to January 1, 1994, in the Company's consolidated financial statements. In the second quarter of 1995, the Company provided $32.5 million of income taxes, or 53 cents per fully diluted share, for the tax effect of the difference in the book and tax bases of its stock ownership in Rainy River.

Also, in the second quarter of 1995, the Company established reserves for the write-down of certain assets in its paper and paper products segment to their net realizable value with a pretax charge of $19 million, or 19 cents per fully diluted share after taxes. The Company also added to its existing reserves $5 million before taxes, or 5 cents per fully diluted share after taxes, for environmental and other contingencies.

The net effect of the gain on the sale of BCOP stock, the tax provision for Rainy River, and the establishment of the above reserves increased net income $12.6 million and fully diluted earnings per share 21 cents for the three and six months ended June 30, 1995.

Before considering the $19 million reserve for the write-down of certain paper-related assets, the Company's paper segment reported operating income of $151.3 million in the second quarter of 1995. By contrast, paper operations lost $30.4 million in the second quarter of 1994. This significant improve-ment was attributable to sharp increases in the price of pulp and paper that were partially offset by increases in the cost of fiber. The average price for the grades of pulp and paper produced by the Company rose $323 per ton, or 69% since the recovery in paper markets began early last year. Between the second quarter of 1994 and the second quarter of 1995, prices for uncoated freesheet rose 71%, containerboard rose 58%, newsprint rose 57%, coated rose 60%, and market pulp rose over 100%.

Paper segment manufacturing costs per ton increased considerably between the comparison quarters. The increase was due in large part to higher fiber costs.

Paper segment sales rose 63% to $659.2 million in the second quarter of 1995 from $404.0 million in the second quarter of 1994. Sales volumes for the second quarter of 1995 were 742,000 tons, compared with 722,000 tons in the second quarter of 1994.

Operating income in the office products segment improved in the second quarter of 1995 to $13.6 million, compared with $10.1 million in the prior-year quarter. Total sales rose 44% to $305.7 million, compared with $212.3 million in the second quarter of 1994. The increase was largely the result of acquisitions and internal expansion. Gross margins declined modestly in the second quarter of 1995, compared with those of the second quarter of 1994, because of more competitive pricing, but improved over the first quarter of 1995. Same-location sales increased 31.2%, primarily because of increased national accounts business and rising paper prices and volume.

Building products operating income declined from $43.9 million for the year-ago second quarter to $22.8 million. Contributing to the decline in income was a slowdown in home construction as a result of consumer caution concerning the future direction of the U.S. economy. The slowdown in construction caused wood products prices, especially for lumber, to drop. Relative to the year-ago quarter, average prices for lumber declined 12%, while plywood prices increased 10%. Unit sales volume for lumber decreased 14%, while plywood sales volume decreased almost 7%. The segment's results continued to be enhanced by a contribution from its growing engineered wood products business. Sales for the building products segment declined 11% to $385.0 million in the second quarter of 1995 from $432.6 million in the second quarter of 1994. Building materials distribution sales were down 14%, while income was down 38%.

Interest expense was $35.1 million in the second quarter of 1995, compared with $36.7 million in the same period last year. The Company's debt is predominately fixed rate. Consequently, when there are changes in short-term market interest rates, the Company experiences only modest changes in interest expense.

Six Months Ended June 30, 1995, Compared With Six Months Ended June 30, 1994

The Company had net income of $163.0 million for the first six months of 1995, compared with a net loss of $56.8 million for the first six months of 1994. Primary earnings per common share for 1995 were $2.75, and fully diluted earnings per common share were $2.49. For the first six months of 1994, primary and fully diluted loss per common share was $2.21.

Sales for the first six months of 1995 were $2.5 billion, compared with $1.9 billion for the same period in 1994.

Before considering the $19 million reserve for the write-down of certain paper-related assets, operating income in the Company's paper and paper products segment was $249.3 million for the first six months of 1995, compared with a loss of $83.9 million for the same period in 1994. Average prices for all of the Company's paper grades increased sharply during the first six months of 1995, compared with a year ago.

Paper segment manufacturing costs for the first six months were up considerably from those of the comparison period. The increase was due in large part to higher fiber costs.

Paper segment sales of $1.3 billion for the six months ended June 30, 1995, were up 56% from $804.0 million for the six months ended June 30, 1994. Sales volumes for the first six months of 1995 were 1,481,000 tons, compared with 1,444,000 tons for the first six months of 1994.

Office products segment income for the first six months of 1995 was $26.2 million, up 25% from the $21.0 million in the first six months of 1994. Segment sales were up 51% to $609.0 million for the first six months of 1995, compared with $403.3 million for the first six months of 1994. The significant improvement was largely the result of acquisitions and internal expansion. Same location sales increased 27.6%, primarily because of increased national accounts business and higher paper prices and volume. Margins decreased modestly as a result of several factors, including competitive price pressures due in part to expanding existing business, product mix changes, and significant growth in national accounts.

Operating income for the Company's Building Products segment dropped 41% from $79 million in the first six months of 1994, to $46.3 million in the first six months of 1995. The decrease was due to a slow down in home construction as a result of consumer caution concerning the future direction of the U.S. economy. Segment sales decreased 6% in the first six months of 1995 to $778.5 million, compared with sales in the first six months of 1994 of $827.4 million. Plywood and lumber sales volumes were down 3% and 5%, compared with those of the same period last year. Building materials distribution sales were down 14%, while income was down 46%.

Interest expense was $72.3 million for the first six months of 1995, compared with $71.7 million for the first six months of 1994. The Company's debt is predominately fixed rate. Consequently, when there are changes in short-term market interest rates, the Company experiences only modest changes in interest expense.

Total long- and short-term debt outstanding was $1.7 billion at June 30, 1995 compared with $2.0 billion at December 31, 1994.

Financial Condition

At June 30, 1995, the Company had working capital of $205.8 million. Working capital was $272.3 million at June 30, 1994, and $260.4 million at December 31, 1994. Cash provided by operations was $344.7 million for the first six months of 1995, compared with $81.7 million for the same period in 1994.

The Company's revolving credit agreement requires the Company to maintain a minimum amount of net worth and not to exceed a maximum ratio of debt to net worth. The Company's net worth at June 30, 1995, exceeded the defined minimum amount by $109.9 million. The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under this agreement. The Company is also required to maintain a defined minimum interest coverage in each successive four-quarter period, which the Company met at June 30, 1995.

Capital expenditures, including purchases of facilities and related debt assumption, for the first six months of 1995 and 1994 were $124.7 million and $95.8 million. Capital expenditures for the year ended December 31, 1994, were $271.9 million.

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

Item 2.  Changes in Securities

The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under the Company's revolving credit agreement. At June 30, 1995, under this agreement, the Company's net worth exceeded the defined minimum amount by $109.9 million.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders meeting on April 21, 1995. A total of 54,088,775 shares of common and preferred stock were outstanding and entitled to vote at the meeting. Of the total outstanding, 47,969,257 shares were represented at the meeting and 6,119,518 shares were not voted.

Shareholders cast votes for the election of the following directors, whose terms expire in 1998:

                                     In Favor         Withheld

Anne L. Armstrong                   47,177,190         792,067
Robert Coleman                      47,156,873         812,384
A. William Reynolds                 47,322,907         646,350
Robert H. Waterman, Jr.             47,072,188         897,069

Continuing in office are George J. Harad, James A. McClure, Jane E. Shaw, and Edson W. Spencer, whose terms expire in 1997, and Robert K. Jaedicke, Paul J. Phoenix, Frank A. Shrontz, and Ward W. Woods, Jr., whose terms expire in 1996.

The shareholders also ratified the appointment of Arthur Andersen LLP as the Company's independent auditors for the year 1995 with votes cast 47,277,119 for, 445,278 against, and 246,860 abstained.

The shareholders approved the Director Stock Option Plan (DSOP) with votes cast 37,773,715 for, 9,640,194 against, and 555,348 abstained. The annual stock option grants under this plan, in addition to the directors' continuing discretionary participation in the Director Stock Compensation Plan, will provide the directors with compensation in a manner which is related to the Company's stock price.

The shareholders approved the Key Executive Performance Plan with votes cast 42,668,341 for, 4,706,926 against, and 593,990 abstained. For over 30 years, the Company has maintained variable incentive compensation programs for its executive officers and other key executives and managers. Under these programs, a significant percentage of executives' compensation is payable only upon attainment of specified levels of performance by the Company. These programs may also take into account the financial performance of the Company's operating divisions as well as certain nonfinancial performance criteria. Changes to the federal tax laws enacted by congress and signed into law in 1993 require the Company's shareholders to approve this type of plan in order to ensure that the Company may continue to fully deduct compensation paid to the five most highly compensated executive officers under the plan.

The shareholders did not approve the proposal for the board of directors to consider to reorganize itself into one class, with votes cast 18,281,440 for, 23,418,582 against, and 870,193 abstained.

On April 21, 1995, John B. Fery retired from the Company's board of directors.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by this reference.

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended June 30, 1995.

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

                                                 BOISE CASCADE CORPORATION

      As Duly Authorized Officer and
      Chief Accounting Officer:                  /s/Tom E. Carlile
                                                 Tom E. Carlile
                                                 Vice President and Controller




Date:  August 11, 1995

                           BOISE CASCADE CORPORATION
                               INDEX TO EXHIBITS
                 Filed With the Quarterly Report on Form 10-Q
                      for the Quarter Ended June 30, 1995

Number     Description                                     Page Number


 4(1)      Form of First Amendment dated July 10, 1995,
             to 1994 Revolving Loan Agreement
12         Ratio of Earnings to Fixed Charges
27         Financial Data Schedule



(1) The 1994 Revolving Loan Agreement was filed as Exhibit 4.2 in the Company's form 10-K for the year ended December 31, 1994, filed with the Securities and Exchange Commission on March 14, 1995, and is incorporated herein by this reference. The First Amendment is effective July 12, 1995.