Form 10-Q
period 1995-09-30
BOISE CASCADE CORP
filed 1995-11-09
CIK 12978

F O R M  10 - Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1995


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Shares Outstanding
            Class                              as of October 31, 1995
      Common stock, $2.50 par value                48,134,408

                        PART I - FINANCIAL INFORMATION

                          STATEMENTS OF INCOME (LOSS)
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                  (unaudited)

Item I.     Financial Statements
                                               Three Months Ended September 30
                                                     1995           1994
                                                   (expressed in thousands)
                                                    except per share data
Revenues
  Sales                                            $1,339,110    $1,089,960
  Other income, net                                     3,940         2,370
                                                   __________    __________
                                                    1,343,050     1,092,330
                                                   __________    __________

Costs and expenses
  Materials, labor, and other operating expenses      968,260       893,630
  Depreciation and cost of company timber
    harvested                                          61,630        59,350
  Selling and administrative expenses                 112,170        99,910
                                                   __________    __________
                                                    1,142,060     1,052,890
                                                   __________    __________

Equity in net income (loss) of affiliates              15,860       (11,040)
                                                   __________    __________


Income from operations                                216,850        28,400
                                                   __________    __________

Interest expense                                      (33,080)      (38,350)
Interest income                                           930           270
Foreign exchange gain (loss)                              (20)        1,280
Gain (loss) on subsidiaries' issuance of stock          6,160       (10,200)
                                                   __________    __________
                                                      (26,010)      (47,000)
                                                   __________    __________

Income (loss) before income taxes and
  minority interest                                   190,840       (18,600)

Income tax provision                                   70,170        13,110
                                                   __________    __________
Income (loss) before minority interest                120,670       (31,710)
Minority interest, net of income tax                   (2,190)         -
                                                   __________    __________
Net income (loss)                                  $  118,480    $  (31,710)

Net income (loss) per common share
  Primary                                              $ 2.03        $(1.19)

  Fully diluted                                        $ 1.83        $(1.19)

Dividends declared per common share                    $  .15        $  .15


  The accompanying notes are an integral part of these Financial Statements.

                            SEGMENT INFORMATION
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                  (unaudited)


                                            Three Months Ended September 30
                                                  1995            1994
                                                (expressed in thousands)

Segment sales
  Paper and paper products                     $  674,682     $  467,196
  Office products                                 332,037        246,171
  Building products                               428,679        434,121
  Intersegment eliminations and other             (96,288)       (57,528)
                                               __________     __________
                                               $1,339,110     $1,089,960

Segment operating income
  Paper and paper products                     $  164,008     $    2,273
  Office products                                  21,240         10,733
  Building products                                29,631         34,311
  Equity in net income (loss) of
    affiliates                                     15,860        (11,040)
  Corporate and other                             (13,889)        (7,877)
                                               __________     __________
    Income from operations                     $  216,850     $   28,400


  The accompanying notes are an integral part of these Financial Statements.

                          STATEMENTS OF INCOME (LOSS)
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                  (Unaudited)

                                                Nine months ended September 30
                                                    1995             1994
                                                   (expressed in thousands,
                                                    except per share data)
Revenues
  Sales                                          $3,832,270      $3,031,510
  Other income (expense), net                       (17,310)          6,930
                                                 __________      __________
                                                  3,814,960       3,038,440
                                                 __________      __________

Costs and expenses
  Materials, labor, and other
    operating expenses                            2,841,890       2,537,910
  Depreciation and cost of company
    timber harvested                                182,750         176,380
  Selling and administrative expenses               315,150         285,580
                                                 __________      __________
                                                  3,339,790       2,999,870
                                                 __________      __________

Equity in net income (loss) of affiliates            33,310         (24,160)
                                                 __________      __________

Income from operations                              508,480          14,410
                                                 __________      __________

Interest expense                                   (105,380)       (110,030)
Interest income                                       2,210             790
Foreign exchange gain (loss)                             20            (130)
Gain (loss) on subsidiaries' issuance of stock       66,160         (10,200)
                                                 __________      __________
                                                    (36,990)       (119,570)
                                                 __________      __________

Income (loss) before income taxes
  and minority interest                             471,490        (105,160)

Income tax provision (benefit)                      186,520         (16,690)
                                                 __________      __________
Income (loss) before minority interest              284,970         (88,470)
Minority interest, net of income tax                 (3,530)           -
                                                 __________      __________
Net income (loss)                                $  281,440      $  (88,470)


Net income (loss) per common share
  Primary                                            $ 4.78          $(3.40)

  Fully diluted                                      $ 4.32          $(3.40)

Dividends declared per common share                  $  .45          $  .45


  The accompanying notes are an integral part of these Financial Statements.

                            SEGMENT INFORMATION
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                  (unaudited)


                                              Nine Months Ended September 30
                                                  1995             1994
                                                 (expressed in thousands)

Segment sales
  Paper and paper products                     $1,927,760       $1,271,211
  Office products                                 941,042          649,439
  Building products                             1,207,156        1,261,553
  Intersegment eliminations and other            (243,688)        (150,693)
                                               __________       __________
                                               $3,832,270       $3,031,510

Segment operating income (loss)
  Paper and paper products                     $  394,279       $  (81,627)
  Office products                                  47,440           31,730
  Building products                                75,911          113,268
  Equity in net income (loss) of affiliates        33,310          (24,160)
  Corporate and other                             (42,460)         (24,801)
                                               __________       __________
    Income from operations                     $  508,480       $   14,410


  The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                                  (unaudited)

ASSETS
                                            September 30         December 31
                                         1995          1994          1994
                                               (expressed in thousands)
Current
  Cash and cash items                 $   45,778    $   30,644   $   22,447
  Short-term investments at cost,
    which approximates market             28,609         4,972        7,007
                                      __________    __________   __________
                                          74,387        35,616       29,454

  Receivables, less allowances of
    $3,377,000, $2,155,000 and
    $1,987,000                           509,236       575,364      405,661
  Inventories                            474,550       397,519      423,589
  Deferred income tax benefits            79,356        44,522       42,487
  Other                                   25,350        18,112       17,073
                                      __________    __________   __________
                                       1,162,879     1,071,133      918,264
                                      __________    __________   __________

Property
  Property and equipment
    Land and land improvements            38,674        37,289       37,775
    Buildings and improvements           447,741       437,847      439,936
    Machinery and equipment            4,216,182     4,051,459    4,078,302
                                      __________    __________   __________
                                       4,702,597     4,526,595    4,556,013
  Accumulated depreciation            (2,193,494)   (2,025,993)  (2,062,106)
                                      __________    __________   __________
                                       2,509,103     2,500,602    2,493,907
  Timber, timberlands, and timber
    deposits                             399,528       403,914      397,721
                                      __________    __________   __________
                                       2,908,631     2,904,516    2,891,628
                                      __________    __________   __________

Investments in equity affiliates         251,446       214,585      204,498
Other assets                             301,032       268,140      279,687
                                      __________    __________   __________
Total assets                          $4,623,988    $4,458,374   $4,294,077


  The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                                  (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                              September 30        December 31
                                            1995        1994          1994
                                               (expressed in thousands)
Current
  Notes payable                          $  183,000  $   62,000  $   56,000
  Current portion of long-term debt             609      83,010      58,534
  Accounts payable                          352,321     306,631     306,848
  Accrued liabilities
    Compensation and benefits               152,409     103,977     107,866
    Interest payable                         25,146      30,847      36,043
    Other                                   145,753     105,983      92,552
                                         __________  __________  __________
                                            859,238     692,448     657,843
                                         __________  __________  __________

Debt
  Long-term debt, less current portion    1,268,423   1,768,527   1,625,148
  Guarantee of ESOP debt                    228,212     245,027     230,956
                                         __________  __________  __________
                                          1,496,635   2,013,554   1,856,104
                                         __________  __________  __________
Other
  Deferred income taxes                     306,340     128,953     137,260
  Other long-term liabilities               256,851     263,923     278,012
                                         __________  __________  __________
                                            563,191     392,876     415,272
                                         __________  __________  __________
Minority interest                            64,968        -           -
                                         __________  __________  __________

Shareholders' equity
  Preferred stock -- no par value;
    10,000,000 shares authorized;
    Series D ESOP:  $.01 stated
      value; 6,143,333; 6,311,734
      and 6,294,891 shares outstanding      276,450     284,028     283,270
    Deferred ESOP benefit                  (228,212)   (245,027)   (230,956)
    Series E:  $.01 stated value;
      862,500 shares outstanding at
      September 30 and December 31, 1994       -        191,466     191,466
    Series F:  $.01 stated value;
      115,000 shares outstanding
      in each period                        111,043     111,043     111,043
    Series G:  $.01 stated value;
      862,500 shares outstanding
      in each period                        176,404     176,404     176,404
  Common stock -- $2.50 par value;
    200,000,000 shares authorized;
    48,056,941; 38,232,914 and
    38,284,186 shares outstanding           120,142      95,582      95,710
  Additional paid-in capital                202,870        -           -
  Retained earnings                         981,259     746,000     737,921
                                         __________  __________  __________
    Total shareholders' equity            1,639,956   1,359,496   1,364,858
                                         __________  __________  __________
Total liabilities and shareholders'
  equity                                 $4,623,988  $4,458,374  $4,294,077


  The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                Nine Months Ended September 30
                                                        1995        1994
                                                    (expressed in thousands)
Cash provided by (used for) operations
  Net income (loss)                                  $  281,440  $  (88,470)
  Items in income (loss) not using (providing) cash
    Equity in net (income) loss of affiliates           (33,310)     16,267
    Depreciation and cost of company timber
      harvested                                         182,750     176,380
    Deferred income tax provision (benefit)             139,117     (16,724)
    Minority interest, net of income tax                  3,530        -
    Amortization and other                               36,835      12,434
  (Gain) loss on subsidiaries' issuance of stock        (66,160)     10,200
  Receivables                                           (79,238)    (64,813)
  Inventories                                           (40,473)     32,048
  Accounts payable and accrued liabilities               47,102      53,699
  Current and deferred income taxes                       3,418       6,053
  Other                                                     407       5,881
                                                     __________  __________
    Cash provided by operations                         475,418     142,955
                                                     __________  __________

Cash used for investment
  Expenditures for property and equipment              (191,612)   (132,862)
  Expenditures for timber and timberlands                (3,974)     (4,256)
  Investments in equity affiliates, net                  (2,000)    (32,068)
  Purchase of facilities                                (37,095)    (78,428)
  Other                                                  (7,746)    (47,825)
                                                     __________  __________
    Cash used for investment                           (242,427)   (295,439)
                                                     __________  __________

Cash provided by (used for) financing
  Cash dividends paid
    Common stock                                        (19,916)    (17,109)
    Preferred stock                                     (32,450)    (40,449)
                                                     __________  __________
                                                        (52,366)    (57,558)
  Notes payable                                         127,000      31,000
  Additions to long-term debt                            10,140     247,335
  Payments of long-term debt                           (423,462)    (56,207)
  Subsidiary's issuance of stock                        123,076        -
  Other                                                  27,554       2,221
                                                     __________  __________
    Cash provided by (used for) financing              (188,058)    166,791
                                                     __________  __________

Increase in cash and short-term investments              44,933      14,307

Balance at beginning of the year                         29,454      21,309
                                                     __________  __________

Balance at September 30                              $   74,387  $   35,616


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

    The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included. The net income (loss) for the three and nine months ended September 30, 1995 and 1994, was subject to seasonal variations and necessarily involved estimates and accruals. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2) OPERATING HIGHLIGHTS. In April 1995, the Company's wholly owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), completed the initial public offering of 5,318,750 shares of common stock at a price of $25 per share. After the offering, the Company owned 82.7% of the outstanding BCOP common stock. The net proceeds of the offering to BCOP were approximately $123 million, of which approximately $102 million was indirectly (through retention of accounts receivable and a small dividend payment) available to the Company for general corporate purposes. The remainder of the proceeds was retained by BCOP for its general corporate purposes.

    From the BCOP offering, the Company recorded a gain of approximately
    $60 million or 98 cents per fully diluted share in the second quarter of 1995. In the third quarter of 1995, BCOP issued 445,305 shares of its stock to effect various acquisitions. As a result of these share issuances, the Company recorded a gain of $6.2 million or 10 cents per fully diluted share. In accordance with SFAS 109, Accounting for Income Taxes, income taxes were not provided on the gains. At September 30, 1995, the Company owned 81.5% of the outstanding BCOP common stock.

    In October 1994, the Company's Canadian subsidiary, Rainy River Forest Products Inc. ("Rainy River"), completed the sale of units of common stock and debentures in an initial public offering. Boise Cascade held approximately 60% of Rainy River's economic equity and 49% of its voting equity. The securities were sold at a premium to the net book value of the Canadian company, but the translation into U.S. dollars and other costs of the transaction resulted in a charge to the Company of $6.8 million after tax, or 18 cents per fully diluted common share, in the third quarter of 1994. Also in the third quarter of 1994, recognition by the Company of a noncash charge for U.S. taxes on previously undistributed Canadian earnings amounted to $20.2 million, or 53 cents per fully diluted common share. Rainy River was accounted for on the equity method retroactive to January 1, 1994, in the Company's consolidated financial statements. In the Company's Statements of Income (Loss) for the three and nine months ended September 30, 1995 and 1994, Rainy River's results of operations are included in "Equity in net income (loss) of affiliates." In the second quarter of 1995, the Company provided $32.5 million of income taxes, or 53 cents per fully diluted share, for the tax effect of the difference in the book and tax bases of its stock ownership in Rainy River.

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

    The net effect of the gain on the issuance of BCOP stock, the tax provision for Rainy River, and the establishment of the above reserves increased net income $18.8 million and fully diluted earnings per share 31 cents for the nine months ended September 30, 1995.

(3) NET INCOME (LOSS) PER COMMON SHARE. Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by applicable shares outstanding. For the three and nine months ended September 30, 1994, the computation of fully diluted net loss per share was antidilutive; therefore, the amounts reported for primary and fully diluted loss were the same.

    For the nine months ended September 30, 1995 and 1994, primary average shares included common shares outstanding and, if dilutive, common stock equivalents attributable to stock options, Series E conversion preferred stock prior to converting to shares of the Company's common stock on January 15, 1995, and Series G conversion preferred stock. Excluded common equivalent shares were 16,496,000 at September 30, 1994. In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's other convertible securities (see Note 6).

                                                Nine Months Ended September 30
                                                      1995           1994
                                                   (expressed in thousands)

      Net income (loss) as reported                $ 281,440      $ (88,470)
        Preferred dividends                          (19,180)       (40,955)
                                                   _________      _________
      Primary income (loss)                          262,260       (129,425)
        Assumed conversions:
          Preferred dividends eliminated              11,072         32,847
          Interest on 7% debentures eliminated         2,502          2,577
        Supplemental ESOP contribution                (9,464)        (9,442)
                                                   _________      _________
      Fully diluted income (loss)                  $ 266,370      $(103,443)

      Average number of common shares
        Primary                                       54,886         38,057

        Fully diluted                                 61,667         61,471

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

(4)   INVENTORIES.  Inventories include the following:

                                               September 30     December 31
                                              1995       1994      1994
                                                 (expressed in thousands)

      Finished goods and work in process    $317,893   $242,196    $256,732
      Logs                                    84,786     94,342     107,095
      Other raw materials and supplies       177,086    148,621     147,211
      LIFO reserve                          (105,215)   (87,640)    (87,449)
                                            ________   ________    ________
                                            $474,550   $397,519    $423,589

(5) INCOME TAXES. The components of the net deferred tax liability on the Company's Balance Sheets were determined as follows:

                                          September 30               December 31
                                    1995              1994               1994
                               Assets  Liabil.   Assets  Liabil.   Assets  Liabil.
                                             (expressed in millions)
      Operating loss
        carryover              $ 60.3   $  -     $192.5   $  -     $200.5   $  -
      Employee benefits         109.2     14.9    102.8      7.1    106.2     17.8
      Property and equipment
        and timber and
        timberlands              78.5    548.4     85.4    521.4     81.6    531.4
      Alternative minimum tax   139.3      -       79.8      -       79.6      -
      Tax credit carryovers      22.9      -       35.3      -       35.7      -
      Reserves                   22.1      2.6     12.3      1.9     14.6      2.0
      Inventories                10.2       .2      9.8       .4     10.1       .2
      State income taxes           -      33.8      4.7     30.9      -       33.4
      Deferred charges             .4      5.7       .3     10.4       .2      7.9
      Differences in basis
        of nonconsolidated
        entities                  4.3     56.6      8.7     33.6     11.5     28.5
      Other                      18.1     30.0     11.1     21.4     10.3     23.9
                               ______   ______   ______   ______   ______   ______
                               $465.3   $692.2   $542.7   $627.1   $550.3   $645.1

      The estimated tax provision rate for the first nine months of 1995, before the effects of unusual items, was 38%, compared with a tax benefit rate of 35% for the same period in the prior year. The change in the rate is primarily due to increased income from the Company's U.S. operations. These rates were based on actual year-to-date results and projected results for the remainder of the year.

(6) DEBT. At September 30, 1995, the Company had a $600 million revolving credit agreement with a group of banks. Borrowing under the agreement was $70 million. On September 27, 1995, the Company redeemed its $75.9 million principal amount, 7.00% convertible subordinated debentures, that were due May 1, 2016, at a price of 100.70% plus accrued interest. Alternatively, holders of the debentures could convert them to Boise Cascade common stock through September 27, 1995, at the rate of 1.1415 shares of common stock for each $50 principal amount of debentures. Common shares issued upon conversion totaled 34,653. The redemption will result in an approximately 1.7 million share reduction in fully diluted shares.

(7) SERIES E PREFERRED STOCK. On January 15, 1995, the Company's Series E preferred stock converted to 8,625,000 shares of common stock.

(8) INVESTMENTS IN EQUITY AFFILIATES. The Company's principal equity affiliate is Rainy River. The Company had a 59.66% equity interest and a 49% voting interest. Rainy River was accounted for on the equity method. Other investments include a 30% interest in Rumford Cogeneration Company Limited Partnership, a 50% interest in the general partnership of Pine City Fiber Company, and a 25% interest in Ponderosa Fibres of Washington (see Note 9).

      SUMMARIZED FINANCIAL INFORMATION

                                         Nine Months Ended September 30
                                              1995            1994
                                            (expressed in thousands)

      Sales                                $  662,383     $  297,270
      Gross profit                            127,075          3,880
      Net income (loss)                        60,249        (18,659)

(9) SUBSEQUENT EVENTS. On October 16, 1995, the Company announced the signing of a letter of intent by Boise Cascade and Companhia Suzano de Papel e Celulose, a major Brazilian pulp and paper producer, to form a joint venture to acquire and operate the Company's Jackson, Alabama, pulp and paper mill complex. The joint venture also intends to build a new uncoated free sheet paper machine at the Jackson facility.

      Also on October 16, 1995, the Company announced that its board of directors has authorized the Company to purchase up to 4.3 million shares of its common stock or common stock equivalents. The authorization, which supersedes all previous stock buyback authorizations, is expected to be used from time to time over the next 12 to 18 months, depending on market conditions, the Company's cash flow, and other corporate conditions.

      On November 1, 1995, the Company announced that the merger of Rainy River and Stone-Consolidated Corporation was completed. Boise Cascade held approximately 49% of the voting shares and 60% of the total equity in Rainy River. As a result of the transaction, Boise Cascade received approximately US$183 million. The Company will use the proceeds from this transaction to reduce debt, make capital investments, and enhance shareholder returns.

      The Company holds approximately 6.6 million shares of Stone-Consolidated common stock, representing approximately 6.4% of Stone-Consolidated's outstanding common stock. In addition, the Company holds approximately
      2.8 million shares of Stone-Consolidated's redeemable preferred stock.

(10) FINANCIAL ACCOUNTING STANDARDS BOARD STATEMENTS. The Financial Accounting Standards Board (FASB) issued Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The Company is required to adopt the Statement no later than 1996, but may elect to adopt it in 1995. The Company is currently evaluating when to adopt the Statement and its impact upon adoption.

      The FASB also issued Statement 123 "Accounting for Stock-Based Compensation." The Company does not expect this Statement to have any effect on its results of operations but it will make additional disclosure in its 1996 financial statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Third Quarter of 1995, Compared With Third Quarter of 1994

Boise Cascade Corporation's net income for the third quarter of 1995 was $118.5 million, compared with a net loss of $31.7 million for the third quarter of 1994. Primary earnings per common share for the third quarter of 1995 were $2.03 and fully diluted earnings per common share were $1.83. For the same quarter in 1994, primary and fully diluted loss per common share was $1.19.

Results for the third quarter of 1995 included a gain of $6.2 million, or 10 cents per fully diluted share, related to the issuance of common shares by Boise Cascade Office Products Corporation ("BCOP"). In October 1994, the Company's Canadian subsidiary, Rainy River Forest Products Inc. ("Rainy River"), completed the sale of units of common stock and debentures in an initial public offering. Boise Cascade held approximately 60% of Rainy River's economic equity and 49% of its voting equity. The securities were sold at a premium to the net book value of the Canadian Company, but the translation into U.S. dollars and other costs of the transaction resulted in a charge to the Company of $6.8 million after tax, or 18 cents per fully diluted common share, in the third quarter of 1994. Also in the third quarter of 1994, recognition by the Company of a noncash charge for U.S. taxes on previously undistributed Canadian earnings amounted to $20.2 million, or 53 cents per fully diluted common share. Rainy River was accounted for on the equity method retroactive to January 1, 1994, in the Company's consolidated financial statements.

Sales for the third quarter of 1995 were $1.34 billion, compared with $1.09 billion in the third quarter of last year.

Spurred by further improvements in product prices, the Company's paper segment reported operating income of $164.0 million in the third quarter of 1995. By contrast, paper operations earned $2.3 million in the third quarter of 1994. Higher third-quarter results were achieved despite taking approximately 20,000 tons of market-related downtime to balance a modest slowdown in demand.
During the quarter, the Company also incurred scheduled maintenance downtime totaling approximately 7,000 tons. Between the third quarter of 1994 and the third quarter of 1995, average prices for uncoated freesheet rose 65%, containerboard rose 44%, newsprint rose 62%, coated rose 53%, and market pulp rose 68%.

Paper segment manufacturing costs per ton increased considerably between the comparison quarters. The increase was due in large part to higher fiber costs.

Paper segment sales rose 44% to $674.7 million in the third quarter of 1995 from $467.2 million in the third quarter of 1994. Sales volumes for the third quarter of 1995 were 726,000 tons, compared with 749,000 tons in the third quarter of 1994.

Operating income in the office products segment improved in the third quarter of 1995 to $21.2 million, compared with $10.7 million in the prior-year quarter. Total sales rose 35% to $332.0 million, compared with $246.2 million in the third quarter of 1994. The growth in sales resulted from higher paper prices and volumes, increased national accounts, rapid growth in the Company's direct-mail business, and acquisitions. Excluding the effect of acquisitions since June 30, 1994, sales increased 27% in the third quarter of 1995 compared with sales in the third quarter of 1994. Gross and operating margins improved substantially in the third quarter relative to the year-ago third quarter. Margins improved in the Company's national accounts business over the last year, and the Company continued to pass through higher paper prices.

Building products operating income decreased from $34.3 million for the year-ago third quarter to $29.6 million in the third quarter of 1995. Contributing to the decrease in income was a slowdown in home construction as a result of consumer caution concerning the future direction of the U.S. economy.
Relative to the year-ago quarter, average prices for lumber decreased 10%, while plywood prices increased 4%. Unit sales volume for lumber decreased 4%, while plywood sales volume was the same as the sales volume in the third quarter of 1994. The segment's results continued to be enhanced by a contribution from its growing engineered wood products business. Sales for the building products segment declined 1% to $428.7 million in the third quarter of 1995 from $434.1 million in the third quarter of 1994. Building materials distribution sales were down 7%, while income was down 6%.

Interest expense was $33.1 million in the third quarter of 1995, compared with $38.4 million in the same period last year. The decrease was primarily due to the Company's reduction of debt. From December 31, 1994, to September 30, 1995, debt reduction totaled $290.4 million. The Company's debt is predominately fixed rate. Consequently, when there are changes in short-term market interest rates, the Company experiences only modest changes in interest expense.

Nine Months Ended September 30, 1995, Compared With Nine Months Ended September 30, 1994

The Company had net income of $281.4 million for the first nine months of 1995, compared with a net loss of $88.5 million for the first nine months of 1994. Primary earnings per common share for 1995 were $4.78, and fully diluted earnings per common share were $4.32. For the first nine months of 1994, primary and fully diluted loss per common share was $3.40.

Sales for the first nine months of 1995 were $3.83 billion, compared with $3.03 billion for the same period in 1994.

In April 1995, the Company's wholly owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), completed the initial public offering of 5,318,750 shares of common stock at a price of $25 per share. After the offering, the Company owned 82.7% of the outstanding BCOP common stock. The net proceeds of the offering to BCOP were approximately $123 million, of which approximately $102 million was indirectly (through retention of accounts receivable and a small dividend payment) available to the Company for general corporate purposes. The remainder of the proceeds was retained by BCOP for its general corporate purposes.

From the BCOP offering, the Company recorded a gain of approximately
$60 million or 98 cents per fully diluted share in the second quarter of 1995. In the third quarter of 1995, BCOP issued 445,305 shares of its stock to effect various acquisitions. As a result of these share issuances, the Company recorded a gain of $6.2 million or 10 cents per fully diluted share. In accordance with SFAS 109, Accounting for Income Taxes, income taxes were not provided on the gains. At September 30, 1995, the Company owned 81.5% of the outstanding BCOP common stock.

In October 1994, Rainy River completed the sale of units of common stock and debentures in an initial public offering. Boise Cascade held approximately 60% of Rainy River's economic equity and 49% of its voting equity. The securities were sold at a premium to the net book value of the Canadian Company, but the translation into U.S. dollars and other costs of the transaction resulted in a charge to the Company of $6.8 million after tax, or 18 cents per fully diluted common share, in the third quarter of 1994. Also in the third quarter of 1994, recognition by the Company of a noncash charge for U.S. taxes on previously undistributed Canadian earnings amounted to $20.2 million, or 53 cents per fully diluted common share. Rainy River was accounted for on the equity method retroactive to January 1, 1994, in the Company's consolidated financial statements. In the second quarter of 1995, the Company provided $32.5 million of income taxes, or 53 cents per fully diluted share, for the tax effect of the difference in the book and tax bases of its stock ownership in Rainy River.

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

The net effect of the gain on the issuance of BCOP stock, the tax provision for Rainy River, and the establishment of the above reserves increased net income $18.8 million and fully diluted earnings per share 31 cents for the nine months ended September 30, 1995.

Before considering the $19 million reserve for the write-down of certain paper-related assets, operating income in the Company's paper and paper products segment was $413.3 million for the first nine months of 1995, compared with a loss of $81.6 million for the same period in 1994. Average prices for all of the Company's paper grades increased sharply during the first nine months of 1995, compared with a year ago.

Paper segment manufacturing costs for the first nine months were up considerably from those of the comparison period. The increase was due in large part to higher fiber costs.

Paper segment sales of $1.93 billion for the nine months ended September 30, 1995, were up 52% from $1.27 billion for the nine months ended September 30, 1994. Sales volumes for the first nine months of 1995 were 2,207,000 tons compared with 2,193,000 tons for the first nine months of 1994.

Office products segment income for the first nine months of 1995 was $47.4 million compared to $31.7 million in the first nine months of 1994. Segment sales were up 45% to $941.0 million for the first nine months of 1995, compared with $649.4 million for the first nine months of 1994. Excluding the effect of acquisitions since December 31, 1993, sales increased 27%. The increase in sales resulted from higher paper prices and volumes, increased national accounts, rapid growth in the Company's direct-mail business, and acquisitions. Gross and operating margins were about flat compared to year-ago levels, but improved substantially in the third quarter relative to the year-ago third quarter and to second quarter 1995.

Operating income for the Company's Building Products segment dropped from $113.3 million in the first nine months of 1994, to $75.9 million in the first nine months of 1995. The decrease was due primarily to a slowdown in home construction as a result of consumer caution concerning the future direction of the U.S. economy. However, results have improved since the first of the year in response to an improvement in home construction, leading to an increase in demand for wood products and higher plywood prices. Segment sales decreased 5% in the first nine months of 1995 to $1.21 billion, compared with sales in the first nine months of 1994 of $1.26 billion. Plywood and lumber sales volumes were down 2% and 5%, compared with those of the same period last year. Building materials distribution sales were down 12%, while income was down 26%.

Interest expense was $105.4 million for the first nine months of 1995, compared with $110.0 million for the first nine months of 1994. The decrease was primarily due to the Company's reduction of debt. From December 31, 1994, to September 30, 1995, debt reduction totaled $290.4 million. The Company's debt is predominately fixed rate. Consequently, when there are changes in short-term market interest rates, the Company experiences only modest changes in interest expense.

Total long- and short-term debt outstanding was $1.68 billion at September 30, 1995, compared with $1.97 billion at December 31, 1994.

Financial Condition

At September 30, 1995, the Company had working capital of $303.6 million. Working capital was $378.7 million at September 30, 1994, and $260.4 million at December 31, 1994. Cash provided by operations was $475.4 million for the first nine months of 1995, compared with $143.0 million for the same period in 1994.

The Company's revolving credit agreement requires the Company to maintain a minimum amount of net worth and not to exceed a maximum ratio of debt to net worth. The Company's net worth at September 30, 1995, exceeded the defined minimum amount by $130.8 million. The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under this agreement. The Company is also required to maintain a defined minimum interest coverage in each successive four-quarter period, which the Company met at September 30, 1995.

Capital expenditures, including purchases of facilities and related debt assumption, for the first nine months of 1995 and 1994 were $232.7 million and $216.7 million. Capital expenditures for the year ended December 31, 1994, were $271.9 million.

An expanded discussion and analysis of financial condition is presented on pages 19 and 20 of the Company's 1994 Annual Report under the captions "Financial Condition" and "Capital Investment."

Market Conditions

The modest slowdown in demand for certain of the Company's paper products experienced during the third quarter appears to be continuing into the fourth quarter. If this trend continues, Boise Cascade may take further market-related downtime in the manufacture of those paper grades and it may lead to the reduction or discounting of product prices.

In addition, the supply-demand balance for certain building products manufactured by the Company may continue to put downward pressure on prices for those products.

It is uncertain to what extent or when these market conditions may improve or further deteriorate. It is also uncertain to what extent these market conditions or further deteriorating conditions may adversely affect the Company's financial performance.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the registrant's annual report on Form 10-K for the year ended December 31, 1994, for information concerning certain legal proceedings.

Item 2.  Changes in Securities

The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under the Company's revolving credit agreement. At September 30, 1995, under this agreement, the Company's net worth exceeded the defined minimum amount by $130.8 million.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

On October 16, 1995, the Company announced the signing of a letter of intent by Boise Cascade and Companhia Suzano de Papel e Celulose, a major Brazilian pulp and paper producer, to form a joint venture to acquire and operate the Company's Jackson, Alabama, pulp and paper mill complex. The joint venture also intends to build a new uncoated free sheet paper machine at the Jackson facility.

Also on October 16, 1995, the Company announced that its board of directors has authorized the Company to purchase up to 4.3 million shares of its common stock or common stock equivalents. The authorization, which supersedes all previous stock buyback authorizations, is expected to be used from time to time over the next 12 to 18 months, depending on market conditions, the Company's cash flow, and other corporate conditions.

On November 1, 1995, the Company announced that the merger of Rainy River Forest Products Inc. and Stone-Consolidated Corporation was completed. Boise Cascade held approximately 49% of the voting shares and 60% of the total equity in Rainy River. As a result of the transaction, Boise Cascade received approximately US$183 million. The Company will use the proceeds from this transaction to reduce debt, make capital investments, and enhance shareholder returns.

The Company holds approximately 6.6 million shares of Stone-Consolidated common stock, representing approximately 6.4% of Stone-Consolidated's outstanding common stock. In addition, the Company holds approximately
2.8 million shares of Stone-Consolidated's redeemable preferred stock.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by this reference.

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended September 30, 1995.

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

                                                 BOISE CASCADE CORPORATION

      As Duly Authorized Officer and
      Chief Accounting Officer:                  /s/Tom E. Carlile
                                                 Tom E. Carlile
                                                 Vice President and Controller




Date:  November 9, 1995

                           BOISE CASCADE CORPORATION
                               INDEX TO EXHIBITS
                 Filed With the Quarterly Report on Form 10-Q
                   for the Quarter Ended September 30, 1995

Number     Description                                     Page Number


12         Ratio of Earnings to Fixed Charges
27         Financial Data Schedule