Form 10-K405
period 1995-12-31
BOISE CASCADE CORP
filed 1996-03-15
CIK 12978

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                F O R M  10 - K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995

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

Common Stock, $2.50 par value                   New York, Chicago, and
                                                  Pacific Stock Exchanges
American & Foreign Power Company Inc.
     Debentures, 5% Series due 2030             New York Stock Exchange
Common Stock Purchase Rights                    New York, Chicago, and
                                                  Pacific Stock Exchanges
$2.35 Depositary Shares, evidenced by
     Depositary Receipts for Series F,
     Cumulative Preferred Stock                 New York Stock Exchange
$1.58 Depositary Shares, evidenced by
     Depositary Receipts for Series G,
     Conversion Preferred Stock                 New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold as of the close of business on February 29, 1995: $2,219,204,383

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                              Shares Outstanding
               Class                          as of February 29, 1996
    Common Stock, $2.50 par value                   47,812,211

                      Documents incorporated by reference

Listed hereunder are certain documents any portions of which are incorporated by reference and the Parts of this Form 10-K into which such portions are incorporated:

1. The registrant's annual report for the fiscal year ended December 31, 1995, portions of which are incorporated by reference into Parts I, II, and IV of this Form 10-K, and

2. The registrant's definitive proxy statement dated March 6, 1996, for use in connection with the annual meeting of shareholders to be held on April 19, 1996, portions of which are incorporated by reference into Part III of this Form 10-K.

                             BOISE CASCADE CORPORATION

                                 TABLE OF CONTENTS

                                      PART I


Item                                                                      Page

 1.  Business . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 2.  Properties . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 3.  Legal Proceedings. . . . . . . . . . . . . . . . . . . . . . . . . .

 4.  Submission of Matters to a Vote of Security Holders. . . . . . . . .

                                      PART II

 5.  Market for Registrant's Common Equity and Related
       Stockholder Matters. . . . . . . . . . . . . . . . . . . . . . . .

 6.  Selected Financial Data. . . . . . . . . . . . . . . . . . . . . . .

 7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations. . . . . . . . . . . . . . . .

 8.  Financial Statements and Supplementary Data. . . . . . . . . . . . .

 9.  Changes in and Disagreements With Accountants on
       Accounting and Financial Disclosure. . . . . . . . . . . . . . . .

                                    PART III

10.  Directors and Executive Officers of the Registrant . . . . . . . . .

11.  Executive Compensation . . . . . . . . . . . . . . . . . . . . . . .

12.  Security Ownership of Certain Beneficial Owners and
       Management . . . . . . . . . . . . . . . . . . . . . . . . . . . .

13.  Certain Relationships and Related Transactions . . . . . . . . . . .

                                     PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on
       Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                  PART I
Item 1.    Business

      As used in this annual report, the term "Company" includes Boise Cascade Corporation and its consolidated subsidiaries and predecessors.
The terms "Boise Cascade" and "Company" refer, unless the context otherwise requires, to Boise Cascade Corporation and its consolidated subsidiaries.

      Boise Cascade Corporation is an integrated paper and forest products company headquartered in Boise, Idaho, with operations located primarily in the United States. The Company manufactures and distributes paper and paper products, office products, and building products and owns and manages timberland to support these operations. The Company was incorporated under the laws of Delaware in 1931 under the name Boise Payette Lumber Company of Delaware, as a successor to an Idaho corporation formed in 1913; in 1957, its name was changed to its present form.

      The Company is a participant with equity affiliates in connection with certain of its businesses. The Company's principal investments in affiliates include a 30% interest in Rumford Cogeneration Company Limited Partnership, a 47% interest in Voyageur Panel, and a 25% interest in Ponderosa Fibres of Washington. (See Note 9 of the Notes to Financial Statements of the Company's 1995 Annual Report. This information is incorporated herein by this reference.)

      Financial information pertaining to each of the Company's industry segments and to each of its geographic areas for the years 1995, 1994, and 1993 is presented in Note 10, "Segment Information," of the Notes to Financial Statements of the Company's 1995 Annual Report and is incorporated herein by this reference.

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

      The Company occasionally engages in acquisition discussions with other companies and makes acquisitions from time to time. It is the Company's policy to review its operations periodically and to dispose of assets which fail to meet its criteria for return on investment or which cease to warrant retention for other reasons. (See Notes 1, 6, and 9 of the Notes to Financial Statements of the Company's 1995 Annual Report. This information is incorporated herein by this reference.)

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

      The Company is a major North American pulp and paper producer with 7 paper mills. The total annual practical capacity of the mills was approximately 3.3 million tons at December 31, 1995. The Company's products are sold to distributors and industrial customers primarily by the Company's own sales personnel.

      The Company's paper mills are supplied with pulp principally from the Company's own integrated pulp mills. Pulp mills in the Northwest manu-facture chemical pulp primarily from wood waste produced as a byproduct of wood products manufacturing. Pulp mills in the Midwest, Northeast, and South manufacture chemical, thermomechanical, and groundwood pulp mainly from pulpwood logs and, to some extent, from purchased wood waste and pulp from deinked recycled fiber. Wood waste is provided by Company sawmills and plywood mills in the Northwest and, to a lesser extent, in the South, and the remainder is purchased from outside sources.

      In October 1994, Rainy River Forest Products Inc. (Rainy River), the Company's former Canadian subsidiary, completed an initial public offering of units of its equity and debt securities. As a result of the offering, the Company owned 49% of the outstanding voting common shares and 60% of the total equity of Rainy River. Rainy River was accounted for on the equity method retroactive to January 1, 1994, in the Company's consolidated financial statements and its results of operations were included in "Equity in net income (loss) of affiliates." Rainy River owned and operated the Company's former newsprint mill in Kenora, Ontario, Canada, an uncoated groundwood paper mill in Fort Frances, Ontario, Canada, and a newsprint mill in West Tacoma, Washington.

      In November 1995, the Company divested its remaining interest in Rainy River through Rainy River's merger with Stone-Consolidated Corporation. At December 31, 1995, the Company holds approximately 6,600,000 shares of Stone-Consolidated Corporation's common stock representing 6.4% of its outstanding common stock and 2,800,000 shares of its redeemable preferred stock. The Company accounts for its holdings in Stone-Consolidated Corporation on the cost method. (See Note 9 of the Notes to Financial Statements of the Company's 1995 Annual Report. This information is incorporated herein by this reference.)

      The Company currently manufactures corrugated containers at 7 plants, which have annual practical capacity of approximately 3.9 billion square feet. The containers produced at the Company's plants are used to package fresh fruit and vegetables, processed food, beverages, and many other industrial and consumer products. The Company sells its corrugated containers primarily through its own sales personnel. The Company is building a full-line corrugated container plant in Utah, which is scheduled for completion in mid-1996 and will replace an existing plant.

      The following table sets forth sales volumes of paper and paper products for the years indicated:

                             1995      1994      1993      1992      1991
Paper                                  (thousands of short tons)

Uncoated free sheet          1,177    1,271     1,215     1,110     1,050
Containerboard                 602      595       559       560       540
Coated papers                  428      447       418       397       371
Newsprint(1)                   416      415       860       831       838
Market pulp                    217      212       205       260       284
Discontinued grades              -        -       299       319       319
                            ______   ______    ______    ______    ______
                             2,840    2,940     3,556     3,477     3,402


                                      (millions of square feet)

Corrugated Containers(2)     3,114    3,237     2,961     4,715     6,478

(1) Newsprint for 1995 and 1994 excludes production from Rainy River, which was reported on the equity method from January 1, 1994, through

      November 1, 1995. On November 1, 1995, Rainy River merged with Stone-Consolidated Corporation.

(2)   In mid-1992, the Company sold 11 of its corrugated container plants.

Office Products

      In April 1995, the Company's wholly owned subsidiary, Boise Cascade Office Products Corporation (BCOP), completed the initial public offering of 5,318,750 shares of common stock at a price of $25 per share. After the offering, the Company owned 82.7% of the outstanding BCOP common stock. At December 31, 1995, the Company owned approximately 81.5% of the outstanding BCOP common stock. (See Note 6 of the Notes to Financial Statements of the Company's 1995 Annual Report. This information is incorporated herein by this reference.)

      BCOP distributes a broad line of items for the office, including office and computer supplies, office and computer furniture, and photocopy paper. All of the products sold by this segment are purchased from other manufacturers or from industry wholesalers, except for copier and similar papers, which are sourced primarily from the Company's paper operations. BCOP sells these office products directly to corporate, government, and other offices nationwide and, beginning in 1996, in Canada, as well as to individuals, home offices, and small and medium-sized business offices in the United States and Great Britain.

      Customers with multisite locations across the country are often serviced via national contracts that provide for consistent pricing and product offerings and, if desired, summary billings, usage reporting, and other special services. At December 31, 1995, BCOP operated 36 distribution centers. During 1995, BCOP completed or announced acquisitions of 13 office products distribution businesses. These included a national office products distributor in Canada, and office products businesses in Ohio (two businesses), Virginia, Kentucky, Idaho, New York, Missouri, Pennsylvania, Florida, Maine, Vermont, and Great Britain. BCOP's distribution centers provide next-day delivery to substantially all locations. The Company also operates four retail office supply stores in Hawaii. The Canadian acquisition was completed in February 1996 and included approximately 80 retail stores and 6 distribution centers.

      The following table sets forth sales dollars for BCOP for the years indicated:

                           1995      1994      1993      1992      1991

Sales (millions)         $1,316    $  909    $  683    $  672(1) $1,039

(1) Early in 1992, BCOP sold essentially all of its wholesale office products distribution operations, enabling them to focus on the consumer channel on a national basis. In 1991, sales of the 13 distribution centers and 1 minidistribution center that comprised the wholesale operations were approximately $400 million.

Building Products

      The Company is a major producer of lumber, plywood, and particleboard, together with a variety of specialty wood products. The Company also manufactures engineered wood products consisting of laminated veneer lumber (LVL), which is a high-strength engineered structural lumber product, and wood I-joists that incorporate the LVL technology. Most of its production is sold to independent wholesalers and dealers and through the Company's own wholesale building materials distribution outlets. The Company's wood products are used primarily in housing, industrial construction, and a variety of manufactured products. Wood products manufacturing sales for 1995, 1994, and 1993 were $977 million, $997 million, and $941 million.

      The following table sets forth annual practical capacities of the Company's wood products facilities as of December 31, 1995:

                                Number of
                                  Mills(1)         Practical Capacity
                                                     (millions)

Plywood                            12      1,965 square feet (3/8" basis)
Lumber                             11        725 board feet
Particleboard                       1        196 square feet (3/4" basis)
Engineered Wood Products(2)(3)      1          6 cubic feet

(1)   The Company closed a sawmill in Idaho in early 1995.
(2) The Company is constructing an LVL plant with 4.4 million cubic feet of annual capacity in Alexandria, Louisiana. The plant will start up in mid-1996.
(3) In 1995, the Company formed a joint venture to build an oriented strand board (OSB) plant in Barwick, Ontario, Canada. The Company owns 47% of the joint venture. The plant, with 400 million square feet of annual capacity, will begin production in 1997.

      The Company operates 11 wholesale building materials distribution facilities. These operations market a wide range of building materials, including lumber, plywood, particleboard, engineered wood products, fiberboard siding, roofing, gypsum board, insulation, ceiling tile, paneling, molding, windows, doors, builders' hardware, and related products. These products are distributed to retail lumber dealers, home centers specializing in the do-it-yourself market, and industrial custom-ers. A portion (approximately 36% in 1995) of the wood products required by the Company's Building Materials Distribution Division is provided by the Company's manufacturing facilities, and the balance are purchased from outside sources. In late 1995, the Company agreed to purchase land and buildings in Albuquerque, New Mexico, to establish a wholesale building materials distribution facility. The facility is expected to be operational in early 1996.

      The following table sets forth sales volumes of wood products and sales dollars for engineered wood products and the building materials distribution business for the years indicated:

                                         1995   1994    1993   1992   1991
                                                    (millions)

Plywood (square feet - 3/8" basis)     1,865  1,894   1,760 1,788   1,621
Lumber (board feet)                      711    754     760   805     815
Particleboard (square feet - 3/4" basis) 196 194 182 186 182 Engineered wood products
  (sales dollars)                       $ 88   $ 82    $ 71  $ 38    $ 13
Building materials distribution
  (sales dollars)                       $598   $657    $590  $447    $328

Timber Resources

      Boise Cascade owns or controls approximately 3.1 million acres of timberland in North America. The amount of timber harvested each year by the Company from its timber resources, compared with the amount it purchases from outside sources, varies according to the price and supply of timber for sale on the open market and according to what the Company deems to be in the interest of sound management of its timberlands. During 1995, the Company's mills processed approximately 1.1 billion board feet of sawtimber and 2.0 million cords of pulpwood; 36% of the sawtimber and 37% of the pulpwood were harvested from the Company's timber resources, and the balance was acquired from various private and government sources. Approximately 75% of the 1.2 million bone-dry tons of softwood and hardwood chips consumed by the Company's Northwest pulp and paper mills in 1995 were provided from the Company's Northwest wood products manufacturing facilities as residuals from the processing of solid wood products and from a whole-log chipping facility. Of the 726 bone-dry tons of residual chips used in the South, 46% were provided by the Company's Southern wood products manufacturing facilities.

      At December 31, 1995, the acreages of owned or controlled timber resources by geographic area and the approximate percentages of total fiber requirements available from the Company's respective timber resources in these areas and from the residuals from processed purchased logs are shown in the following table.

                                                          New
                                    Northwest  Midwest   England  South    Total
                                                 (thousands of acres)

Fee                                  1,329        308       667      419    2,723
Leases and contracts                    49          -         -      290      339
                                    ______     ______    ______   ______   ______
  Total                              1,378(1)     308(2)    667(2)   709(3) 3,062(4)

Approximate percentage of total
  fiber requirements available
    from: (5)
  Owned and controlled timber
    resources                           22%        22%       57%      26%      27%
  Residuals from processed
    purchased logs                      17          -         -        7       10
                                    ______     ______    ______   ______   ______
  Total                                 39%        22%       57%      33%      37%

(1)   Principally sawtimber.
(2)   Principally pulpwood.
(3)   Sawtimber and pulpwood.
(4) On December 31, 1995, the Company's inventory of merchantable sawtimber was approximately 9.0 billion board feet, and its inventory of pulpwood was approximately 15.9 million cords.
(5) Assumes harvesting of Company-owned and controlled timber resources on a sustained timber yield basis and operation of the Company's paper and wood products manufacturing facilities at practical capacity. Percentages shown represent weighted average consumption on a cubic volume basis.

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

      Additional information pertaining to the Company's timber resources is presented under the caption "Timber Supply" of the Financial Review of the Company's 1995 Annual Report. This information is incorporated herein by this reference.

Competition

      The markets served by the Company are highly competitive, with various substantial companies operating in each. The Company competes in its markets principally through price, service, quality, and value-added products and services.

Environmental Issues

      The Company's discussion of environmental issues is presented under the caption "Environmental Issues" of the Financial Review of the Company's 1995 Annual Report. This information is incorporated herein by this reference.

Employees

      As of December 31, 1995, the Company and its subsidiaries had 17,820 employees, 7,445 of whom were covered under collective bargaining agreements. Major negotiations concluded for 1995, included the Company's pulp and paper mills in Rumford, Maine, and Jackson, Alabama. These facilities ratified new six-year contracts that expire in 2001.

      Among the negotiations scheduled for 1996 are labor contracts covering the Company's wood products facilities in Oakdale, Louisiana; Florien, Louisiana; and Fisher, Louisiana.

Identification of Executive Officers

      The information with respect to the executive officers of the registrant, which is set forth in Item 10 of this annual report on Form 10-K, is incorporated into this Part I by this reference.

Capital Investment

      The Company's capital expenditures in 1995 were $428 million, compared with $272 million in 1994 and $221 million in 1993. Details of 1995 spending by segment and by type are as follows:

                                                          Replacement,
                                  Quality/    Timber and  Environmental,
                       Expansion Efficiency(1)Timberlands   and Other    Total
                                       (expressed in millions)

Paper and paper products  $  84      $  71      $   -        $  88      $ 243
Office products(2)           81          8          -           14        103
Building products            38         14          -           17         69
Timber and timberlands        -          -          6            -          6
Other                         2          -          -            5          7
                          _____      _____      _____        _____      _____
  Total                   $ 205      $  93      $   6        $ 124      $ 428

(1) Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.
(2) Capital expenditures include acquisitions made by BCOP through the issuance of common stock.

      The level of capital investment in 1996 is expected to be about $400 million, excluding acquisitions and any spending related to the new paper machine at the Jackson, Alabama, facility which is expected to be funded by a joint venture to be formed with the Brazilian pulp and paper company, Suzano de Papel e Celulose. The 1996 capital budget will be allocated to cost-saving, modernization, expansion, replacement, maintenance, environmental, and safety projects.

Energy

      The paper and paper products segment is the primary energy user of the Company. Self-generated energy sources in this segment, such as wood wastes, pulping liquors, and hydroelectric power, provided 52% of total 1995 energy requirements, compared with 59% in 1994 and 55% in 1993. The energy requirements fulfilled by purchased sources in 1995 were as follows: natural gas, 58%; electricity, 30%; residual fuel oil, 11%; and other sources, 1%.

Item 2.     Properties

      The Company owns substantially all of its non-office products operating facilities. Regular maintenance, renewal, and new construction programs have preserved the operating suitability and adequacy of those properties. The majority of the office products facilities are rented under operating leases.

      Following is a list of the Company's facilities by segment as of December 31, 1995. Information concerning timber resources is presented in
Item 1 of this Form 10-K.

Paper and Paper Products

7 pulp and paper mills located in Alabama, Louisiana, Maine, Minnesota, Oregon, and Washington (2). In late 1995, a decision was made to reconfigure the Company's Vancouver, Washington, pulp and paper mill and reduce, over time, its production.

6 regional service centers located in California, Georgia, Illinois, New Jersey, Oregon, and Texas.

1 converting facility located in Oregon.

7 corrugated container plants located in Idaho (2), Nevada, Oregon, Utah, and Washington (2).

Office Products

31 contract stationer distribution centers located in Arizona, California (2), Colorado, Connecticut, Florida (2), Georgia, Hawaii, Idaho, Illinois, Kentucky, Maryland, Massachusetts, Michigan, Minnesota,
Missouri (2), New Jersey, New York, Ohio (2), Oregon, Pennsylvania (2), South Carolina, Texas (2), Utah, Virginia, and Washington.

5 direct-mail distribution facilities located in Delaware, Georgia, Illinois, Nevada, and Great Britain.

4 retail outlets located in Hawaii.

Building Products

11 sawmills located in Alabama, Idaho (2), Louisiana, Oregon (4), and Washington (3).

12 plywood and veneer plants located in Idaho, Louisiana (2), Oregon (7), and Washington (2).

1 particleboard plant located in Oregon.

1 engineered wood products plant located in Oregon.

1 wood beam plant located in Idaho.

11 wholesale building materials units located in Arizona, Colorado (2), Idaho (2), Montana, Utah, and Washington (4).

Item 3.     Legal Proceedings

      The Company has been notified that it is a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws with respect to a number of sites where hazardous substances or other contaminants are located. In 1993, the Company filed a lawsuit in State District Court in Boise, Idaho, against its current and previous insurance carriers seeking insurance coverage for response costs the Company has incurred or may incur at these sites. The Company has settled with most carriers and a trial has been set to begin June 3, 1996, involving those companies who remain in the case. The Company cannot predict with certainty the total response and remedial costs, the Company's share of the total costs, the extent to which contributions will be available from other parties, the amount of time necessary to complete the cleanups, or the availability of insurance coverage. However, based on the Company's investigations, the Company's experience with respect to cleanup of hazardous substances, the fact that expenditures will, in many cases, be incurred over extended periods of time, and the number of solvent potentially responsible parties, the Company does not presently believe that the known actual and potential response costs will, in the aggregate, have a material adverse effect on its financial condition or the results of operations.

      On December 7, 1995, the Company entered into a consent decree with the Yakima County, Washington, Clean Air Authority (YCCAA) to resolve air emission issues involving the Yakima Timber and Wood Products facility. The consent decree required the Company to pay the YCCAA approximately $125 thousand and provided for a period of time in which to study methods to reduce certain air emissions from the facility.

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

                                  PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters

      The Company's common stock is listed on the New York, the Chicago, and the Pacific Stock Exchanges. The high and low sales prices for the Company's common stock, as well as the frequency and amount of dividends paid on such stock, is included in Note 11, "Quarterly Results of Operations (unaudited)," of the Notes to Financial Statements in the Company's 1995 Annual Report. Additional information concerning dividends on common stock is presented under the caption "Dividends" of the Financial Review section of the Company's 1995 Annual Report, and information concerning restrictions on the payments of dividends is included in Note 3, "Debt," of the Notes to Financial Statements in the Company's 1995 Annual Report. The approximate number of common shareholders, based upon actual record holders at year-end, is presented under the caption "Financial Highlights" of the Company's 1995 Annual Report. The information under these captions is incorporated herein by this reference.

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

Item 6.     Selected Financial Data

      The following table sets forth selected financial data of the Company for the years indicated and should be read in conjunction with the disclosures in Item 7 and Item 8 of this Form 10-K:

                                    1995    1994     1993    1992     1991
                                        (expressed in millions, except
                                           per-common-share amounts)

Assets
  Current assets                   $1,313  $  918   $  887  $  866   $  933
  Property and equipment, net       2,604   2,494    3,010   3,067    3,163
  Other                               739     882      616     627      633
                                   ______  ______   ______  ______   ______
                                   $4,656  $4,294   $4,513  $4,560   $4,729

Liabilities and
Shareholders' Equity
  Current liabilities              $  770  $  658   $  688  $  750   $  651
  Long-term debt, less
    current portion                 1,365   1,625    1,593   1,680    1,916
  Guarantee of ESOP debt              214     231      247     262      275
  Minority interest                    68    -        -       -        -
  Other                               545     415      480     510      439
  Shareholders' equity              1,694   1,365    1,505   1,358    1,448
                                   ______  ______   ______  ______   ______
                                   $4,656  $4,294   $4,513  $4,560   $4,729


Net sales                          $5,074  $4,140   $3,958  $3,716   $3,950
Income (loss) before accounting
  change                              352     (63)     (77)   (154)     (79)
Net income (loss)                     352     (63)     (77)   (227)     (79)
Net income (loss) per common share
  Primary
    Income (loss) before
      accounting change            $ 5.93  $(3.08)  $(3.17) $(4.79)  $(2.46)
    Effect of net accounting
      change (1)                        -    -        -      (1.94)    -
                                   ______  ______   ______  ______   ______
                                   $ 5.93  $(3.08)  $(3.17) $(6.73)  $(2.46)
  Fully diluted (2)
    Income (loss) before
      accounting change            $ 5.39  $(3.08)  $(3.17) $(4.79)  $(2.46)
    Effect of net accounting
      change (1)                     -       -        -      (1.94)    -
                                   ______  ______   ______  ______   ______
                                   $ 5.39  $(3.08)  $(3.17) $(6.73)  $(2.46)
Cash dividends declared
  per common share                 $  .60  $  .60   $  .60  $  .60   $ 1.29

(1) Consists of a one-time noncash charge of $73 million, or $1.94 per share, for the adoption of Financial Accounting Standards Board requirements to accrue postretirement benefits other than pensions.
(2) The computation of fully diluted net loss per common share was antidilutive in the years 1994, 1993, 1992, and 1991; therefore, the amounts reported for primary and fully diluted loss per share are the same.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's discussion and analysis of financial condition and results of operations are presented under the caption "Financial Review" of the Company's 1995 Annual Report and are incorporated herein by this reference.

Item 8.    Financial Statements and Supplementary Data

      The Company's consolidated financial statements and related notes, together with the report of the independent public accountants, are presented in the Company's 1995 Annual Report and are incorporated herein by this reference. Selected quarterly financial data is presented in
Note 11, "Quarterly Results of Operations (unaudited)," of the Notes to Financial Statements in the Company's 1995 Annual Report and is incor-porated herein by this reference.

      The consolidated income statement for the three months ended December 31, 1995, is presented in the Company's Fact Book for the fourth quarter of 1995 and is incorporated herein by this reference.

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

                                 PART III

Item 10.   Directors and Executive Officers of the Registrant

      Directors

      The directors and nominees for directors of the Company are presented under the caption "Election of Directors" in the Company's definitive proxy statement dated March 6, 1996. All of the nominees are presently directors. This information is incorporated herein by this reference.

      Executive Officers as of February 29, 1996
                                                          Date First
                                                          Elected as
Name                     Age Position or Office           an Officer

George J. Harad(1)       51  Chairman of the Board and
                             Chief Executive Officer      5/11/82

Peter G. Danis Jr.(2)    64  Executive Vice President     7/26/77

Theodore Crumley         50  Senior Vice President and
                             Chief Financial Officer      5/10/90

A. Ben Groce             54  Senior Vice President        2/8/91

Alice E. Hennessey       59  Senior Vice President        10/28/71

Terry R. Lock            54  Senior Vice President        2/17/77

Richard B. Parrish       57  Senior Vice President        2/27/80

N. David Spence          60  Senior Vice President        12/8/87

A. James Balkins III     43  Vice President, Associate
                             General Counsel, and
                             Corporate Secretary          9/5/91

J. Ray Barbee            48  Vice President               9/26/89

Stanley R. Bell          49  Vice President               9/25/90

John C. Bender           55  Vice President               2/13/90

Charles D. Blencke       52  Vice President               12/11/92

Tom E. Carlile           44  Vice President and
                             Controller                   2/4/94

Gary M. Curtis           45  Vice President               9/28/95

J. Michael Gwartney      55  Vice President               4/25/89

John W. Holleran         41  Vice President and
                             General Counsel              7/30/91

H. John Leusner          60  Vice President               12/11/92

Irving Littman           55  Vice President and
                             Treasurer                    11/1/84

Jeffrey G. Lowe          54  Vice President               12/11/92

Christopher C.
  Milliken(3)            50  Vice President               2/3/95

Carol B. Moerdyk(4)      45  Vice President               5/10/90

Terry M. Plummer         42  Vice President               9/28/95

D. Ray Ryden             62  Vice President               4/26/88

Donald F. Smith          54  Vice President               12/8/87

J. Kirk Sullivan         60  Vice President               9/30/81

Gary M. Watson           48  Vice President               2/5/93

(1)   Chairman of the Board, Boise Cascade Office Products Corporation
(2) President and Chief Executive Officer, Boise Cascade Office Products Corporation
(3)   Senior Vice President, Operations, Boise Cascade Office Products
      Corporation
(4) Senior Vice President and Chief Financial Officer, Boise Cascade Office Products Corporation

      All of the officers named above except A. Ben Groce and Gary M. Watson have been employees of the registrant or one of its subsidiaries for at least five years. Mr. Groce rejoined the Company in 1991 after resigning in June 1989. Prior to his resignation, he had served as an officer of the Company since December 1987. Mr. Watson joined Boise Cascade in 1992 as director of the Company's Paper Research and Development Center in Portland, Oregon.

      Gary M. Curtis was elected a vice president in September 1995. Mr. Curtis received a A.S. degree in pulp and paper technology from the University of Maine in 1971. He also received a B.S. degree from the University of Maine in 1973. In 1988, Mr. Curtis attended the Harvard Program for Management Development at Harvard University. He joined the Company in 1982 and has held various positions in the Company's paper division.

      Terry M. Plummer was elected a vice president in September 1995. Mr. Plummer received a B.A. degree in economics and political science from Willamette University in 1974. In 1981, he received an M.B.A. degree with distinction from Harvard University. Mr. Plummer joined the Company in 1981. Prior to his current position in Marketing and Planning in the Company's paper division, he was the director of research and development.

Item 11.   Executive Compensation

      Information concerning compensation of the Company's executive officers for the year ended December 31, 1995, is presented under the caption "Compensation Tables" in the Company's definitive proxy statement dated March 6, 1996. This information is incorporated herein by this reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

      (a) Information concerning the security ownership of certain benefi-cial owners as of December 31, 1995, is set forth under the caption "Beneficial Ownership" in the Company's definitive proxy statement dated March 6, 1996, and is incorporated herein by this reference.

      (b) Information concerning security ownership of management as of December 31, 1995, is set forth under the caption "Security Ownership of Directors and Executive Officers" in the Company's definitive proxy statement dated March 6, 1996, and is incorpo-rated herein by this reference.

Item 13.   Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions during 1995 is set forth under the caption "Consulting and Legal Services" in the Company's definitive proxy statement dated March 6, 1996, and is incorporated herein by this reference.

                                  PART IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as a part of this annual report on Form 10-K for Boise Cascade Corporation and subsidiaries:

           (1)    Financial Statements

                  (i) The Income Statement for the three months ended December 31, 1995, is incorporated herein by this reference from the Company's Fact Book for the fourth quarter of 1995.

                  (ii) The Financial Statements, the Notes to Financial Statements, and the Report of Independent Public Accountants listed below are incorporated herein by this reference from the Company's 1995 Annual Report.

                           - Balance Sheets as of December 31, 1995 and
                             1994.
                           - Statements of Income (Loss) for the years
                             ended December 31, 1995, 1994, and 1993.
                           - Statements of Cash Flows for the years ended
                             December 31, 1995, 1994, and 1993.
                           - Statements of Shareholders' Equity for the
                             years ended December 31, 1995, 1994, and 1993.
                           - Notes to Financial Statements.
                           - Report of Independent Public Accountants.

           (2)    Financial Statement Schedules.

                  None required.

           (3)    Exhibits.

                  A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by this reference.

      (b)  Reports on Form 8-K.

           The Company filed a Form 8-K with the Securities and Exchange Commission on January 18, 1996, to file a copy of its announcement of fourth quarter income. The Form 8-K also reports the ratio of earnings to fixed charges.

           The Company filed a Form 8-K with the Securities and Exchange Commission on November 14, 1995, to report unaudited pro forma financial information giving effect to the merger of Rainy River Forest Products Inc. and Stone-Consolidated Corporation. The Form 8-K also included the news release issued by the Company announcing the completion of the merger of Rainy River and Stone-Consolidated Corporation.

      (c)  Exhibits.

           See Index to exhibits.

      For the purpose of complying with the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8
      Nos. 33-47892 (filed May 14, 1992), 33-28595 (filed May 8, 1989),
      33-21964 (filed June 6, 1988), 33-31642 (filed November 7, 1989),
      33-45675 (filed February 12, 1992), and 33-62263 (filed August 31,
      1995):

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

                                          Boise Cascade Corporation


                                          By   George J. Harad
                                               George J. Harad
                                               Chairman of the Board and
                                                Chief Executive Officer
Dated:  March 15, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 1996.

             Signature                            Capacity

(i)   Principal Executive Officer:

            George J. Harad               Chairman of the Board and
            George J. Harad                Chief Executive Officer

(ii)  Principal Financial Officer:

          Theodore Crumley                Senior Vice President and
          Theodore Crumley                 Chief Financial Officer

(iii)  Principal Accounting Officer

            Tom E. Carlile                      Vice President
            Tom E. Carlile                       and Controller

(iv)   Directors:

          George J. Harad                         A. William Reynolds
          George J. Harad                         A. William Reynolds

          Anne L. Armstrong                          Jane E. Shaw
          Anne L. Armstrong                          Jane E. Shaw

          Robert E. Coleman                        Frank A. Shrontz
          Robert E. Coleman                        Frank A. Shrontz

         Robert K. Jaedicke                        Edson W. Spencer
         Robert K. Jaedicke                        Edson W. Spencer

          James A. McClure                      Robert H. Waterman, Jr.
          James A. McClure                      Robert H. Waterman, Jr.

           Paul J. Phoenix                        Ward W. Woods, Jr.
           Paul J. Phoenix                        Ward W. Woods, Jr.

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


      As independent public accountants, we hereby consent to the incorporation of our report dated January 26, 1996, included or incorporated by reference in this Form 10-K for the year ended December 31, 1995, into Boise Cascade Corporation's previously filed post-effective amendment No. 1 to Form S-8 registration statement (File No. 33-28595); the registration statement on Form S-8 (File No. 33-47892); post-effective amendment No. 1 to Form S-8 registration statement (File No. 33-21964); the registration statement on Form S-8 (File No. 33-31642); the registration statement on Form S-8 (File No. 33-45675); the registration statement on Form S-3 (File No. 33-54533); the registration statement on Form S-3 (File No. 33-55396); and the registration statement on Form S-8 (File
No. 33-62263).



                                                   ARTHUR ANDERSEN LLP



Boise, Idaho
March 15, 1996

                                BOISE CASCADE CORPORATION

                                    INDEX TO EXHIBITS
                              Filed with the Annual Report
                                  on Form 10-K for the
                              Year Ended December 31, 1995


                                                                        Page
Number          Description                                            Number(1)

2               Inapplicable                                              -
3.1 (2)         Restated Certificate of Incorporation, as amended         -
3.2 (3)         Certificate of Designation of Convertible Preferred
                  Stock, Series D, dated July 10, 1989                    -
3.3 (4)         Bylaws, as amended, September 29, 1994                    -
3.4 (5)         Certificate of Designation of Cumulative Preferred
                  Stock, Series F, dated January 29, 1993                 -
3.5 (6)         Certificate of Designation of Conversion Preferred
                  Stock, Series G, dated September 17, 1993               -
4.1 (7)         Trust Indenture between Boise Cascade Corporation and
                  Morgan Guaranty Trust Company of New York, Trustee,
                  dated October 1, 1985, as amended                       -
4.2 (8)         1994 Revolving Loan Agreement -- $600,000,000, dated
                  April 15, 1994, as amended July 10, 1995                -
4.3 (9)         Shareholder Rights Plan, as amended September 25, 1990    -
9               Inapplicable                                              -
10.1            Key Executive Performance Plan for Executive Officers,
                  as amended through December 7, 1995, with the 1995 and 1996 Performance Criteria
10.2            1986 Executive Officer Deferred Compensation Plan,
                  as amended through December 7, 1995
10.3            1983 Board of Directors Deferred Compensation Plan,
                  as amended through December 7, 1995
10.4            1982 Executive Officer Deferred Compensation Plan,
                  as amended through December 7, 1995
10.5 (5)        Executive Officer Severance Pay Policy                    -
10.6            Supplemental Early Retirement Plan for Executive Officers,
                  as amended through December 7, 1995
10.7 (10)       Boise Cascade Corporation Supplemental Pension Plan,
                  effective as of January 1, 1994                         -
10.8            1987 Board of Directors Deferred Compensation Plan,
                  as amended through December 7, 1995
10.9            1984 Key Executive Stock Option Plan and Forms of
                  Agreement, as amended through February 1, 1996
10.10 (5)       Executive Officer Group Life Insurance Plan description   -
10.11           Executive Officer 1980 Split-Dollar Life Insurance Plan,
                  as amended through December 7, 1995
10.12           Forms of Agreements with Executive Officers, as amended
                  through December 7, 1995
10.13 (5)       Supplemental Health Care Plan for Executive Officers      -
10.14 (5)       Nonbusiness Use of Corporate Aircraft Policy, as amended  -
10.15 (5)       Executive Officer Financial Counseling Program
                  description                                             -
10.16 (5)       Family Travel Program description                         -
10.17 (5)       Form of Directors' Indemnification Agreement              -
10.18 (11)      Deferred Compensation and Benefits Trust, as amended by
                  the Form of Third Amendment dated December 7, 1995
10.19           Director Stock Compensation Plan, as amended through
                  December 7, 1995
10.20           Boise Cascade Corporation Director Stock Option Plan,
                  as amended through December 7, 1995
10.21           1995 Executive Officer Deferred Compensation Plan,
                  effective January 1, 1996
10.22           1995 Board of Directors Deferred Compensation Plan,
                  effective January 1, 1996
10.23           Boise Cascade Corporation 1995 Split-Dollar Life Insurance
                  Plan, as amended through December 7, 1995
11              Inapplicable                                              -
12              Ratio of Earnings to Fixed Charges

13.1            Incorporated sections of the Boise Cascade Corporation
                  1995 Annual Report
13.2            Incorporated sections of the Boise Cascade Corporation
                  Fact Book for the fourth quarter of 1995
16              Inapplicable                                              -
18              Inapplicable                                              -
21              Significant subsidiaries of the registrant
22              Inapplicable                                              -
23              Consent of Arthur Andersen LLP  (See page __)
24              Inapplicable                                              -
27              Financial Data Schedule
28              Inapplicable                                              -
99              Inapplicable                                              -

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

 (4) The Bylaws, as amended September 29, 1994, were filed as Exhibit 3 in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and are incorporated herein by this reference.

 (5) Exhibits 3.4, 10.5, 10.10, 10.13, 10.14, 10.15, 10.16, and 10.17 were filed under the same exhibit numbers in the Company's 1993 Annual Report on Form 10-K and are incorporated herein by this reference.

 (6) The Certificate of Designation of Conversion Preferred Stock, Series G, dated September 17, 1993, was filed as Exhibit 3.6 in the Company's 1993 Annual Report on Form 10-K and is incorporated herein by this reference.

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

 (8) The 1994 Revolving Loan Agreement was filed as Exhibit 4.2 in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, and is incorporated herein by this reference. The Form of First Amendment to the 1994 Revolving Loan Agreement was filed as Exhibit 4 in the Company's Form 10-Q for the quarter ended June 30, 1995, and is incorporated herein by this reference.

 (9) The Rights Agreement, dated as of December 13, 1988, as amended September 25, 1990, was filed as Exhibit 1 in the Company's Form 8-K filed with the Securities and Exchange Commission on September 25, 1990, and is incorporated herein by this reference.

(10) Exhibit 10.7 was filed under the same exhibit number in the Company's 1994 Annual Report on Form 10-K and is incorporated herein by this reference.

(11) The Deferred Compensation and Benefits Trust, as amended and restated December 1, 1988, together with Amendment No. 1 dated December 15, 1988, and Amendment No. 2 dated June 30, 1989, were filed under the same exhibit number in the Company's 1993 Annual Report on Form 10-K and are incorporated herein by this reference.