Form 10-Q
period 1996-03-31
BOISE CASCADE CORP
filed 1996-05-10
CIK 12978

F O R M  10 - Q

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1996


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Shares Outstanding
            Class                              as of April 30, 1996
      Common stock, $2.50 par value                 48,275,260

                        PART I - FINANCIAL INFORMATION

                             STATEMENTS OF INCOME
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                  (unaudited)

Item 1.     Financial Statements
                                                 Three Months Ended March 31
                                                     1996           1995
                                                   (expressed in thousands
                                                    except per share data)
Revenues
  Sales                                            $1,227,600    $1,222,960
  Other income, net                                     6,260         1,870
                                                   __________    __________
                                                    1,233,860     1,224,830
                                                   __________    __________

Costs and expenses
  Materials, labor, and other operating expenses      967,620       942,520
  Depreciation and cost of company timber
    harvested                                          55,340        60,390
  Selling and administrative expenses                 135,810        97,820
                                                   __________    __________
                                                    1,158,770     1,100,730
                                                   __________    __________

Equity in net income of affiliates                      1,090         5,570
                                                   __________    __________


Income from operations                                 76,180       129,670
                                                   __________    __________

Interest expense                                      (30,560)      (37,230)
Interest income                                           340           310
Foreign exchange loss                                    (250)         -
Gain on subsidiary's issuance of stock                    430          -
                                                   __________    __________
                                                      (30,040)      (36,920)
                                                   __________    __________

Income before income taxes and
  minority interest                                    46,140        92,750

Income tax provision                                   17,830        35,710
                                                   __________    __________
Income before minority interest                        28,310        57,040
Minority interest, net of income tax                   (2,800)         -
                                                   __________    __________
Net income                                         $   25,510    $   57,040

Net income per common share
  Primary                                              $  .32        $  .93

  Fully diluted                                        $  .30        $  .85

Dividends declared per common share                    $  .15        $  .15


  The accompanying notes are an integral part of these Financial Statements.

                            SEGMENT INFORMATION
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                  (unaudited)


                                               Three Months Ended March 31
                                                  1996            1995
                                                (expressed in thousands)

Segment sales
  Paper and paper products                     $  495,925     $  593,920
  Office products                                 461,423        303,287
  Building products                               347,957        393,438
  Intersegment eliminations and other             (77,705)       (67,685)
                                               __________     __________
                                               $1,227,600     $1,222,960

Segment operating income
  Paper and paper products                     $   53,427     $   97,998
  Office products                                  27,615         12,563
  Building products                                   888         23,484
  Equity in net income of affiliates                1,090          5,570
  Corporate and other                              (6,840)        (9,945)
                                               __________     __________
    Income from operations                     $   76,180     $  129,670


  The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                                  (unaudited)

ASSETS
                                              March 31           December 31
                                         1996          1995          1995
                                               (expressed in thousands)
Current
  Cash and cash items                 $   39,721    $   29,601   $   36,876
  Short-term investments at cost,
    which approximates market              8,944         5,972       14,593
                                      __________    __________   __________
                                          48,665        35,573       51,469

  Receivables, less allowances of
    $3,734,000, $2,048,000 and
    $3,577,000                           484,017       444,481      457,608
  Inventories                            617,208       396,922      568,905
  Deferred income tax benefits            78,858        63,231       82,744
  Other                                  130,936        17,824      152,442
                                      __________    __________   __________
                                       1,359,684       958,031    1,313,168
                                      __________    __________   __________

Property
  Property and equipment
    Land and land improvements            40,191        38,282       39,482
    Buildings and improvements           464,661       442,168      459,897
    Machinery and equipment            4,433,607     4,111,682    4,271,306
                                      __________    __________   __________
                                       4,938,459     4,592,132    4,770,685
  Accumulated depreciation            (2,198,192)   (2,103,772)  (2,166,487)
                                      __________    __________   __________
                                       2,740,267     2,488,360    2,604,198
  Timber, timberlands, and timber
    deposits                             377,165       399,636      383,394
                                      __________    __________   __________
                                       3,117,432     2,887,996    2,987,592
                                      __________    __________   __________

Investments in equity affiliates          31,706       211,796       25,803
Other assets                             425,061       285,277      329,623
                                      __________    __________   __________
Total assets                          $4,933,883    $4,343,100   $4,656,186


  The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                                  (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 March 31         December 31
                                            1996        1995          1995
                                               (expressed in thousands)
Current
  Notes payable                          $   93,000  $   66,000  $   17,000
  Current portion of long-term debt          18,653      37,188      20,778
  Income taxes payable                          707       1,357      26,328
  Accounts payable                          410,910     312,159     379,523
  Accrued liabilities
    Compensation and benefits               138,923     108,663     159,514
    Interest payable                         25,496      29,986      27,542
    Other                                   153,316     104,268     139,222
                                         __________  __________  __________
                                            841,005     659,621     769,907
                                         __________  __________  __________

Debt
  Long-term debt, less current portion    1,552,726   1,578,914   1,364,835
  Guarantee of ESOP debt                    213,934     230,956     213,934
                                         __________  __________  __________
                                          1,766,660   1,809,870   1,578,769
                                         __________  __________  __________
Other
  Deferred income taxes                     298,727     188,948     302,030
  Other long-term liabilities               255,290     279,778     243,259
                                         __________  __________  __________
                                            554,017     468,726     545,289
                                         __________  __________  __________
Minority interest                            70,386        -         67,783
                                         __________  __________  __________

Shareholders' equity
  Preferred stock -- no par value;
    10,000,000 shares authorized;
    Series D ESOP:  $.01 stated
      value; 6,062,101; 6,208,880
      and 6,117,774 shares outstanding      272,795     279,400     275,300
    Deferred ESOP benefit                  (213,934)   (230,956)   (213,934)
    Series F:  $.01 stated value;
      115,000 shares outstanding
      in each period                        111,043     111,043     111,043
    Series G:  $.01 stated value;
      862,500 shares outstanding
      in each period                        176,404     176,404     176,404
  Common stock -- $2.50 par value;
    200,000,000 shares authorized;
    48,020,444; 47,037,155 and
    47,759,946 shares outstanding           120,051     117,593     119,400
  Additional paid-in capital                216,392     172,782     205,107
  Retained earnings                       1,019,064     778,617   1,021,118
                                         __________  __________  __________
    Total shareholders' equity            1,701,815   1,404,883   1,694,438
                                         __________  __________  __________
Total liabilities and shareholders'
  equity                                 $4,933,883  $4,343,100  $4,656,186

  The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                  Three Months Ended March 31
                                                        1996        1995
                                                    (expressed in thousands)
Cash provided by (used for) operations
  Net income                                         $   25,510  $   57,040
  Items in income not using (providing) cash
    Equity in net income of affiliates                   (1,090)     (5,570)
    Depreciation and cost of company timber
      harvested                                          55,340      60,390
    Deferred income tax provision                         9,059      33,627
    Minority interest, net of income tax                  2,800        -
    Amortization and other                                5,084       3,218
  Gain on subsidiary's issuance of stock                   (430)       -
  Receivables                                            13,533     (36,997)
  Inventories                                           (24,923)     27,053
  Accounts payable and accrued liabilities              (26,072)      1,827
  Current and deferred income taxes                     (28,865)      2,411
  Other                                                   3,551       2,106
                                                     __________  __________
    Cash provided by operations                          33,497     145,105
                                                     __________  __________

Cash provided by (used for) investment
  Expenditures for property and equipment              (170,616)    (53,968)
  Expenditures for timber and timberlands                (1,795)     (2,166)
  Investments in equity affiliates, net                  (4,659)       -
  Purchase of facilities                               (129,259)     (3,289)
  Other                                                  18,394      (6,638)
                                                     __________  __________
    Cash used for investment                           (287,935)    (66,061)
                                                     __________  __________

Cash provided by (used for) financing
  Cash dividends paid
    Common stock                                         (7,164)     (5,743)
    Preferred stock                                      (6,126)     (9,969)
                                                     __________  __________
                                                        (13,290)    (15,712)
  Notes payable                                          76,000      10,000
  Additions to long-term debt                           338,893        -
  Payments of long-term debt                           (153,127)    (67,580)
  Other                                                   3,158         367
                                                     __________  __________
    Cash provided by (used for) financing               251,634     (72,925)
                                                     __________  __________

Increase (decrease) in cash and short-term
  investments                                            (2,804)      6,119

Balance at beginning of the year                         51,469      29,454
                                                     __________  __________

Balance at March 31                                  $   48,665  $   35,573


  The accompanying notes are an integral part of these Financial Statements.

Notes to Quarterly Financial Statements

(1) BASIS OF PRESENTATION. The quarterly financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read together with the statements and the accom-panying notes included in the Company's 1995 Annual Report.

      The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included. The net income for the three months ended March 31, 1996 and 1995, was subject to seasonal variations and necessarily involved estimates and accruals. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2) NET INCOME PER COMMON SHARE. Net income per common share was determined by dividing net income, as adjusted, by applicable shares outstanding. For the three months ended March 31, 1996 and 1995, primary average shares included common shares outstanding and, if dilutive, common stock equivalents attributable to stock options, Series E conversion preferred stock prior to converting to shares of the Company's common stock on January 15, 1995, and Series G conversion preferred stock. For the three months ended March 31, 1996, the effect of the Series G conversion preferred stock was antidilutive. Accordingly, 6,909,000 common equivalent shares are excluded for that period. In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's other convertible securities.

                                                  Three Months Ended March 31
                                                      1996           1995
                                                   (expressed in thousands)

      Net income as reported                       $  25,510      $  57,040
        Preferred dividends                           (9,849)        (6,418)
                                                   _________      _________
      Primary income                                  15,661         50,622
        Assumed conversions:
          Preferred dividends eliminated               3,739          3,715
          Interest on 7% debentures eliminated          -               849
        Supplemental ESOP contribution                (3,195)        (3,175)
                                                   _________      _________
      Fully diluted income                         $  16,205      $  52,011

      Average number of common shares
        Primary                                       48,400         54,356

        Fully diluted                                 53,403         61,257

      Primary income excludes the dividends on the Company's preferred stock, if dilutive. The dividend attributable to the Company's Series D convertible preferred stock held by the Company's ESOP (employee stock ownership plan) is net of a tax benefit. To determine the fully diluted income, dividends on convertible preferred stock and interest, net of any applicable taxes, have been added back to primary income to reflect assumed conversions, if dilutive. The fully diluted income was reduced by the after-tax amount of additional contributions that the Company would be required to make to its ESOP if the Series D ESOP preferred shares were converted to common stock.

(3)   INVENTORIES.  Inventories include the following:

                                                  March 31      December 31
                                              1996       1995      1995
                                                 (expressed in thousands)

      Finished goods and work in process    $456,299   $266,560    $394,163
      Logs                                    95,535     52,137     116,959
      Other raw materials and supplies       176,927    168,772     175,877
      LIFO reserve                          (111,553)   (90,547)   (118,094)
                                            ________   ________    ________
                                            $617,208   $396,922    $568,905

(4) INCOME TAXES. The estimated tax provision rate, excluding the effect of not providing taxes related to "Gain on subsidiary's issuance of stock," for the first three months of 1996 was 39%, compared with a tax provision rate of 38.5% for the same period in the prior year.

(5) DEBT. At March 31, 1996, the Company had a $600 million revolving credit agreement with a group of banks. Borrowing under the agreement was $35 million. In the first quarter of 1996, the Company guaranteed amounts outstanding under a loan agreement between a group of banks and a wholly owned subsidiary. At March 31, 1996, amounts outstanding under this agreement were $104 million. Additionally, the Company's majority-owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), had a $225 million revolving credit agreement with a group of banks. Borrowing under this agreement was $110 million.

      On January 24, 1996, the Company sold $125 million of 7.35% debentures due 2016.

(6) BOISE CASCADE OFFICE PRODUCTS CORPORATION. During the first quarter of 1996, BCOP, the Company's majority-owned subsidiary, made five acquisitions which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in BCOP's operations subsequent to the dates of acquisition.

      On January 31, 1996, BCOP acquired the contract stationer business of Sierra Vista Office Products, Inc., based in Albuquerque, New Mexico.
      On February 5, 1996, BCOP acquired Grand & Toy Limited, a Canadian office products distributor. On February 9, 1996, BCOP acquired the contract stationer businesses of Loring, Short & Harmon, Inc., based in Portland, Maine, and McAuliffe's based in Burlington, Vermont. On
      March 29, 1996, BCOP acquired the contract stationer and office furniture business of Office Essentials based in Milwaukee, Wisconsin. These businesses were acquired for a total of $129.3 million in cash and $7.9 million payable to the sellers. The combined annual sales at the time of announcement of these acquisitions were approximately
      $301 million.

      Unaudited pro forma results of operations, reflecting these acquisitions, would have been as follows. If these businesses had been acquired on January 1, 1996, the Company's first quarter 1996 sales would have increased by $29.2 million, net income would have decreased by $151,000, and there would have been no change to primary and fully diluted earnings per common share. If these businesses had been acquired on January 1, 1995, the Company's first quarter 1995 sales would have increased by $66.3 million, net income would have decreased by $2.4 million, and primary and fully diluted earnings per common share would have decreased by $.04. In the first quarter of 1995, Grand &
      Toy Limited recorded a restructuring charge. Excluding the impact of this restructuring charge, pro forma net income and earnings per share would have been essentially unchanged. This unaudited pro forma financial information does not necessarily represent the actual consolidated results of operations that would have resulted if the acquisitions had occurred on the dates assumed.

      In April 1996, BCOP announced it had signed letters of intent to acquire Crawford's Office Supplies, Inc., based in Seattle, Washington; Zemlick Brothers, Inc., based in Kalamazoo, Michigan; Bangs Office Products, Inc., based in Pocatello, Idaho; and Pedersen Contact based in Melbourne, Australia. The combined annual sales of the acquisitions at the time of announcement were $63.3 million. BCOP also announced the start-up of new office products distribution centers in Las Vegas, Nevada, and Miami, Florida.

      Also in April, BCOP's board of directors authorized a two-for-one split of BCOP common stock in the form of a 100% stock dividend. Each BCOP shareholder of record at the close of business on May 6, 1996, will receive one additional share for each share held on that date. The new shares will be distributed on May 20, 1996.

(7) SHAREHOLDER'S EQUITY. On January 15, 1995, the Company's Series E preferred stock converted to 8,625,000 shares of common stock.

      In October 1995, the Company announced that its board of directors had authorized the Company to purchase up to 4,300,000 shares of its common stock or common stock equivalents. In April 1996, the Company announced that because of recent weakness in paper and wood products markets, it had slowed the purchase of its common stock or common stock equivalents. The repurchase program was to be in effect for 12 to 18 months, but that period may be extended. The Company purchased about 620,000 shares of stock through March 31, 1996.

(8) INVESTMENTS IN EQUITY AFFILIATES. In October 1994, Rainy River Forest Products Inc. ("Rainy River"), the Company's former Canadian subsidiary, completed an initial public offering of units of its equity and debt securities. As a result of the offering, the Company owned 49% of the outstanding voting common shares and 60% of the total equity of Rainy River. During 1995, Rainy River was accounted for on the equity method in the Company's consolidated financial statements. For the three months ended March 31, 1995, Rainy River's results of operations were included in "Equity in net income of affiliates." In November 1995, the Company divested its remaining interest in Rainy River through Rainy River's merger with Stone-Consolidated Corporation. At March 31, 1996, the Company held approximately 6,600,000 shares of Stone-Consolidated common stock, representing less than 10% of Stone-Consolidated's outstanding common stock. In addition, the Company held approximately 1,832,000 shares of Stone-Consolidated's redeemable preferred stock.
      The Company accounts for its holdings in Stone-Consolidated on the cost method. The investment in Stone-Consolidated stock totaled $105 million at March 31, 1996. The investment has been classified as available for sale and is being marked to market. At March 31, 1996, "Retained Earnings" was reduced by $13.5 milion, including the impact of foreign currency translation and deferred income taxes, for this market adjustment.

      On October 16, 1995, the Company announced its intent to form a joint venture with Companhia Suzano de Papel e Celulose ("Suzano"), a Brazilian pulp and paper producer, to acquire, operate, and expand the Company's pulp and paper mill, timberlands, sawmill, and wastepaper recycling plant in Jackson, Alabama. In April 1996, the Company announced that it had discontinued talks with Suzano regarding formation of the joint venture. Regardless, the Company will complete the expansion of the mill, including construction of a new uncoated free sheet paper machine, which represents a $290 million capital investment. The Company will consider other financing alternatives, but there is no assurance that any such alternative will be acceptable to the Company. The new paper machine should begin production in the second quarter of 1997.

(9) OTHER. In April 1996, the Company completed the previously announced reconfiguration of its Vancouver, Washington, paper mill by permanently shutting down the mill's three paper machines and recycled wastepaper operation. The mill will operate as a paper converting facility, converting papers made elsewhere by the Company primarily into security papers. In the fourth quarter of 1995, the Company recorded a pretax charge of $74.9 million, most of which was related to the reconfiguration of this mill.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

First Quarter of 1996, Compared With First Quarter of 1995

Boise Cascade Corporation's net income for the first quarter of 1996 was $25.5 million, compared with net income of $57.0 million for the first quarter of 1995. Primary earnings per common share for the first quarter of 1996 were $.32 and fully diluted earnings per common share were $.30. For the same quarter in 1995, primary earnings per common share were $.93, while fully diluted earnings per common share were $.85. Sales for the first quarter of 1996 and 1995 were $1.2 billion.

In October 1994, Rainy River Forest Products Inc. ("Rainy River"), the Company's former Canadian subsidiary, completed an initial public offering of units of its equity and debt securities. As a result of the offering, the Company owned 49% of the outstanding voting common shares and 60% of the total equity of Rainy River. During 1995, Rainy River was accounted for on the equity method in the Company's consolidated financial statements. For the three months ended March 31, 1995, Rainy River's results of operations were included in "Equity in net income of affiliates." In November 1995, the Company divested its remaining interest in Rainy River through Rainy River's merger with Stone-Consolidated Corporation. At March 31, 1996, the Company held approximately 6,600,000 shares of Stone-Consolidated common stock, representing less than 10% of Stone-Consolidated's outstanding common stock. In addition, the Company held approximately 1,832,000 shares of Stone-Consolidated's redeemable preferred stock. The Company accounts for its holdings in Stone-Consolidated on the cost method. The investment in Stone-Consolidated stock totaled $105 million at March 31, 1996. The investment has been classified as available for sale and is being marked to market. At March 31, 1996, "Retained Earnings" was been reduced by
$13.5 million, including the impact of foreign currency translation and deferred income taxes, for this market adjustment.

In the Company's paper segment, operating income fell to $53.4 million in the first quarter of 1996, compared with $98.0 million in the first quarter of 1995. Sales fell 16% to $495.9 million in the first quarter of 1996 from $593.9 million in the first quarter of 1995. The decline in results was due primarily to a sharp decrease in orders for paper, which resulted in lower paper prices and reduced output. Orders for paper fell, as economic growth in Europe and the U.S. slowed and as customers worked off higher-than-normal inventories that they had accumulated last year as a hedge against rapidly rising paper prices. Results were impacted to a lesser extent by flood-related problems in the Pacific Northwest. Although average prices for most of the Company's paper grades were higher in the first quarter of 1996 than in the first quarter of 1995, the average prices declined from fourth-quarter 1995 levels. Uncoated free sheet papers fell $143 a ton, or 14%; coated papers fell $75 a ton, or 7%; containerboard fell $74 a ton, or 16%; newsprint fell $2 a ton, or .3%; and market pulp fell $259 a ton, or 38%. Sales volumes for the first quarter of 1996 were 602,000 tons, compared with 739,000 tons in the first quarter of 1995 and 630,000 tons in the fourth quarter of 1995. During the first quarter of this year, the Company's paper operations curtailed approximately 85,000 tons of production, mostly in response to weak markets.

In April 1996, the Company completed the previously announced reconfiguration of its Vancouver, Washington, paper mill by permanently shutting down the mill's three paper machines and recycled wastepaper operation. The mill will operate as a paper converting facility, converting papers made elsewhere by the Company primarily into security papers. In the fourth quarter of 1995, the Company recorded a pretax charge of $74.9 million, most of which was related to the reconfiguration of this mill.

Paper segment manufacturing costs were $593 per ton compared with $563 per ton in the comparison quarter. The increase is primarily due to fixed costs being spread over a smaller number of tons of paper produced.

Operating income in the office products segment improved in the first quarter of 1996 to $27.6 million, compared with $12.6 million in the prior-year quarter. Total sales rose 52% to $461.4 million, compared with $303.3 million in the first quarter of 1995. The growth in sales resulted from increased national accounts business, rapid growth in the Company's direct marketing business, acquisitions, and somewhat higher paper prices and volume.
Excluding the effect of acquisitions since December 31, 1994, sales increased 18% in the first quarter of 1996 compared with sales in the first quarter of 1995. Gross and operating margins continued to be strong and were substantially higher in the first quarter relative to the year-ago first quarter primarily because of improved margins in national account business and higher paper prices.

Building products operating income decreased from $23.5 million for the year-ago first quarter to $.9 million in the first quarter of 1996. Lower prices for plywood, lumber, and residual wood chips contributed to the decrease in
income.   Relative to the year-ago quarter, average prices for lumber decreased 11%, while plywood prices decreased 12%. Unit sales volume for lumber decreased 9%, while plywood sales volume increased 1% compared with the year-ago volume. In the engineered wood products business, sales increased 17% while the price for I-joists declined 4% compared with last year. Sales for the building products segment declined 12% to $348.0 million in the first quarter of 1996 from $393.4 million in the first quarter of 1995. Building materials distribution sales were flat for the comparison quarters.

Interest expense was $30.6 million in the first quarter of 1996, compared with $37.2 million in the same period last year. The Company's debt is predominately fixed rate. Consequently, when there are changes in short-term market interest rates, the Company experiences only modest changes in interest expense.

Total long- and short-term debt outstanding was $1.9 billion at March 31, 1996, compared with $1.6 billion at December 31, 1995.

Financial Condition

At March 31, 1996, the Company had working capital of $518.7 million. Working capital was $298.4 million at March 31, 1995, and $543.3 million at December 31, 1995. Cash provided by operations was $33.5 million for the first three months of 1996, compared with $145.1 million for the same period in 1995.

The Company's revolving credit agreement requires the Company to maintain a minimum amount of net worth and not to exceed a maximum ratio of debt to net worth. The Company's net worth at March 31, 1996, exceeded the defined minimum amount by $141.9 million. The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under this agreement. The Company is also required to maintain a defined minimum interest coverage in each successive four-quarter period. The Company met this requirement at March 31, 1996.

Capital expenditures for the first three months of 1996 and 1995 were $320 million and $59 million. Capital expenditures for the year ended December 31, 1995, were $428 million. The increase in capital expenditures is primarily due to acquisitions by the Company's majority-owned subsidiary, Boise Cascade Office Products Corporation, and capital spending related to the Jackson, Alabama, paper mill expansion.

On October 16, 1995, the Company announced its intent to form a joint venture with Companhia Suzano de Papel e Celulose ("Suzano"), a Brazilian pulp and paper producer, to acquire, operate, and expand the Company's pulp and paper mill, timberlands, sawmill, and wastepaper recycling plant in Jackson, Alabama. In April 1996, the Company announced that it had discontinued talks with Suzano regarding formation of the joint venture. Regardless, the Company will complete the expansion of the mill, including construction of a new uncoated free sheet paper machine, which represents a $290 million capital investment. The Company will consider other financing alternatives, but there is no assurance that any such alternative will be acceptable to the Company. The new paper machine should begin production in the second quarter of 1997.

An expanded discussion and analysis of financial condition is presented on pages 18 and 19 of the Company's 1995 Annual Report under the captions "Financial Condition" and "Capital Investment."

Market Conditions

Lower average prices for paper and market pulp, along with market- and maintenance-related production curtailments, are expected to depress further second-quarter operating results for the Company's paper business. The office products business, on the other hand, should continue to perform well in the second quarter as growth is fueled by internal expansion and acquisitions.
The building products business should experience seasonal improvement in the second quarter.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the registrant's annual report on Form 10-K for the year ended December 31, 1995, for information concerning certain legal proceedings.

In addition, on March 12, 1996, a lawsuit purporting to be a nationwide class action was filed against the Company in the Fourth Judicial District Court, Ada County, Idaho. This lawsuit alleges, among other allegations, that hardboard siding manufactured by the Company, which was used as exterior cladding for buildings, was inherently defective. The purported class, which has not been certified, is alleged to consist of all owners of buildings or structures in the United States on which hardboard siding manufactured by the Company is installed. The Complaint seeks, among other items, to declare the Company financially responsible for the repair and replacement of all such siding, to make restitution to the class members, and to award each class member compensatory and punitive damages. The Company discontinued manufacturing the hardboard siding product which is the subject of this litigation in 1984. The Company believes that there are valid factual and legal defenses to this case and will vigorously defend all claims asserted by the Plaintiffs.

The Company is involved in other litigation and administrative proceedings primarily arising in the normal couse of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any pending litigation or administrative proceeding, including that described in the preceding paragraph, would not materially affect its financial condition or operations.

Item 2.  Changes in Securities

The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under the Company's revolving credit agreement. At March 31, 1996, under this agreement, the Company's net worth exceeded the defined minimum amount by $141.9 million.

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

      (b)   Reports on Form 8-K.

            The Company filed a Form 8-K with the Securities and Exchange Commission on January 18, 1996, to file a copy of its announcement on fourth-quarter income. The Form 8-K also reports the ratio of earnings to fixed charges for the year ended December 31, 1995.

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

                                                 BOISE CASCADE CORPORATION

      As Duly Authorized Officer and
      Chief Accounting Officer:                  /s/Tom E. Carlile
                                                 Tom E. Carlile
                                                 Vice President and Controller




Date:  May 10, 1996

                           BOISE CASCADE CORPORATION
                               INDEX TO EXHIBITS
                 Filed With the Quarterly Report on Form 10-Q
                     for the Quarter Ended March 31, 1996

Number     Description                                     Page Number

3          Restated Certificate of Incorporation, as
             Amended to Date
12         Ratio of Earnings to Fixed Charges
27         Financial Data Schedule