Form 10-Q
period 1996-06-30
BOISE CASCADE CORP
filed 1996-08-12
CIK 12978

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                F O R M  10 - Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1996


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

1111 West Jefferson Street
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                Shares Outstanding
            Class                              as of July 31, 1996
      Common stock, $2.50 par value                 48,469,673

                        PART I - FINANCIAL INFORMATION

                          STATEMENTS OF INCOME (LOSS)
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                  (unaudited)

Item 1.     Financial Statements
                                                 Three Months Ended June 30
                                                     1996           1995
                                                   (expressed in thousands
                                                    except per share data)
Revenues
  Sales                                            $1,261,510    $1,270,200
  Other income (expense), net                            (620)      (23,120)
                                                   __________    __________
                                                    1,260,890     1,247,080
                                                   __________    __________

Costs and expenses
  Materials, labor, and other operating expenses    1,057,730       931,110
  Depreciation and cost of company timber
    harvested                                          57,720        60,730
  Selling and administrative expenses                 139,520       105,160
                                                   __________    __________
                                                    1,254,970     1,097,000
                                                   __________    __________

Equity in net income of affiliates                        860        11,880
                                                   __________    __________


Income from operations                                  6,780       161,960
                                                   __________    __________

Interest expense                                      (32,890)      (35,070)
Interest income                                           410           970
Foreign exchange gain (loss)                             (410)           40
Gain on subsidiary's issuance of stock                  1,590        60,000
                                                   __________    __________
                                                      (31,300)       25,940
                                                   __________    __________

Income (loss) before income taxes and
  minority interest                                   (24,520)      187,900

Income tax provision (benefit)                        (10,180)       80,640
                                                   __________    __________
Income (loss) before minority interest                (14,340)      107,260
Minority interest, net of income tax                   (2,610)       (1,340)
                                                   __________    __________
Net income (loss)                                  $  (16,950)   $  105,920

Net income (loss) per common share
  Primary                                              $ (.55)       $ 1.82

  Fully diluted                                        $ (.55)       $ 1.64

Dividends declared per common share                    $  .15        $  .15



  The accompanying notes are an integral part of these Financial Statements.

                            SEGMENT INFORMATION
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                  (unaudited)


                                               Three Months Ended June 30
                                                  1996            1995
                                                (expressed in thousands)

Segment sales
  Paper and paper products                     $  466,260     $  659,158
  Office products                                 460,767        305,718
  Building products                               410,972        385,039
  Intersegment eliminations and other             (76,489)       (79,715)
                                               __________     __________
                                               $1,261,510     $1,270,200

Segment operating income (loss)
  Paper and paper products                     $  (15,209)    $  132,273
  Office products                                  24,941         13,637
  Building products                                 6,378         22,796
  Equity in net income of affiliates                  860         11,880
  Corporate and other                             (10,190)       (18,626)
                                               __________     __________
    Income from operations                     $    6,780     $  161,960



  The accompanying notes are an integral part of these Financial Statements.

                          STATEMENTS OF INCOME (LOSS)
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                  (Unaudited)

                                                   Six months ended June 30
                                                     1996            1995
                                                   (expressed in thousands,
                                                    except per share data)
Revenues
  Sales                                          $2,489,110      $2,493,160
  Other income (expense), net                         5,640         (21,250)
                                                 __________      __________
                                                  2,494,750       2,471,910
                                                 __________      __________

Costs and expenses
  Materials, labor, and other
    operating expenses                            2,025,350       1,873,630
  Depreciation and cost of company
    timber harvested                                113,060         121,120
  Selling and administrative expenses               275,330         202,980
                                                 __________      __________
                                                  2,413,740       2,197,730
                                                 __________      __________

Equity in net income of affiliates                    1,950          17,450
                                                 __________      __________

Income from operations                               82,960         291,630
                                                 __________      __________

Interest expense                                    (63,450)        (72,300)
Interest income                                         750           1,280
Foreign exchange gain (loss)                           (660)             40
Gain on subsidiary's issuance of stock                2,020          60,000
                                                 __________      __________
                                                    (61,340)        (10,980)
                                                 __________      __________

Income before income taxes
  and minority interest                              21,620         280,650

Income tax provision                                  7,650         116,350
                                                 __________      __________
Income before minority interest                      13,970         164,300
Minority interest, net of income tax                 (5,410)         (1,340)
                                                 __________      __________
Net income                                       $    8,560      $  162,960


Net income (loss) per common share
  Primary                                            $ (.23)         $ 2.75

  Fully diluted                                      $ (.23)         $ 2.49

Dividends declared per common share                  $  .30          $  .30



  The accompanying notes are an integral part of these Financial Statements.

                            SEGMENT INFORMATION
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                  (unaudited)


                                                 Six Months Ended June 30
                                                  1996             1995
                                                 (expressed in thousands)

Segment sales
  Paper and paper products                     $  962,185       $1,253,078
  Office products                                 922,190          609,005
  Building products                               758,929          778,477
  Intersegment eliminations and other            (154,194)        (147,400)
                                               __________       __________
                                               $2,489,110       $2,493,160

Segment operating income
  Paper and paper products                     $   38,218       $  230,271
  Office products                                  52,556           26,200
  Building products                                 7,266           46,280
  Equity in net income of affiliates                1,950           17,450
  Corporate and other                             (17,030)         (28,571)
                                               __________       __________
    Income from operations                     $   82,960       $  291,630



  The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                                  (unaudited)

ASSETS
                                               June 30           December 31
                                         1996          1995          1995
                                               (expressed in thousands)
Current
  Cash and cash items                 $   55,612    $   37,258   $   36,876
  Short-term investments at cost,
    which approximates market              5,644        39,893       14,593
                                      __________    __________   __________
                                          61,256        77,151       51,469

  Receivables, less allowances of
    $4,818,000, $2,816,000, and
    $3,577,000                           495,349       458,827      457,608
  Inventories                            576,400       403,215      568,905
  Deferred income tax benefits            59,468        74,934       82,744
  Other                                  150,205        21,996      152,442
                                      __________    __________   __________
                                       1,342,678     1,036,123    1,313,168
                                      __________    __________   __________

Property
  Property and equipment
    Land and land improvements            41,757        38,277       39,482
    Buildings and improvements           483,043       443,372      459,897
    Machinery and equipment            4,578,610     4,156,958    4,271,306
                                      __________    __________   __________
                                       5,103,410     4,638,607    4,770,685
  Accumulated depreciation            (2,241,208)   (2,152,386)  (2,166,487)
                                      __________    __________   __________
                                       2,862,202     2,486,221    2,604,198
  Timber, timberlands, and timber
    deposits                             385,453       409,630      383,394
                                      __________    __________   __________
                                       3,247,655     2,895,851    2,987,592
                                      __________    __________   __________

Investments in equity affiliates          31,142       225,379       25,803
Other assets                             432,545       277,862      329,623
                                      __________    __________   __________
Total assets                          $5,054,020    $4,435,215   $4,656,186



  The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                                  (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 June 30          December 31
                                            1996        1995          1995
                                               (expressed in thousands)
Current
  Notes payable                          $   88,000 $   110,500  $   17,000
  Current portion of long-term debt          40,654     110,125      20,778
  Income taxes payable                        2,517      15,786      26,328
  Accounts payable                          416,470     326,144     379,523
  Accrued liabilities
    Compensation and benefits               145,506     110,856     159,514
    Interest payable                         31,227      34,361      27,542
    Other                                   132,672     122,560     139,222
                                         __________  __________  __________
                                            857,046     830,332     769,907
                                         __________  __________  __________

Debt
  Long-term debt, less current portion    1,679,880   1,264,780   1,364,835
  Guarantee of ESOP debt                    210,453     228,212     213,934
                                         __________  __________  __________
                                          1,890,333   1,492,992   1,578,769
                                         __________  __________  __________
Other
  Deferred income taxes                     279,331     263,324     302,030
  Other long-term liabilities               259,808     282,681     243,259
                                         __________  __________  __________
                                            539,139     546,005     545,289
                                         __________  __________  __________
Minority interest                            73,807      50,941      67,783
                                         __________  __________  __________

Shareholders' equity
  Preferred stock -- no par value;
    10,000,000 shares authorized;
    Series D ESOP:  $.01 stated
      value; 6,023,923; 6,178,142;
      and 6,117,774 shares outstanding      271,077     278,016     275,300
    Deferred ESOP benefit                  (210,453)   (228,212)   (213,934)
    Series F:  $.01 stated value;
      115,000 shares outstanding
      in each period                        111,043     111,043     111,043
    Series G:  $.01 stated value;
      862,500 shares outstanding
      in each period                        176,404     176,404     176,404
  Common stock -- $2.50 par value;
    200,000,000 shares authorized;
    48,469,108; 47,453,860; and
    47,759,946 shares outstanding           121,173     118,635     119,400
  Additional paid-in capital                230,557     183,458     205,107
  Retained earnings                         993,894     875,601   1,021,118
                                         __________  __________  __________
    Total shareholders' equity            1,693,695   1,514,945   1,694,438
                                         __________  __________  __________
Total liabilities and shareholders'
  equity                                 $5,054,020  $4,435,215  $4,656,186



  The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                    Six Months Ended June 30
                                                         1996       1995
                                                    (expressed in thousands)
Cash provided by (used for) operations
  Net income                                          $   8,560 $   162,960
  Items in income not using (providing) cash
    Equity in net income of affiliates                   (1,950)    (17,450)
    Depreciation and cost of company timber
      harvested                                         113,060     121,120
    Deferred income tax provision                         6,785      94,375
    Minority interest, net of income tax                  5,410       1,340
    Amortization and other                               11,048      31,570
  Gain on subsidiary's issuance of stock                 (2,020)    (60,000)
  Receivables                                             2,538     (47,959)
  Inventories                                            19,610      21,765
  Accounts payable and accrued liabilities              (19,105)     19,789
  Current and deferred income taxes                     (51,297)     17,457
  Other                                                     191        (313)
                                                     __________  __________
    Cash provided by operations                          92,830     344,654
                                                     __________  __________

Cash provided by (used for) investment
  Expenditures for property and equipment              (346,449)   (112,089)
  Expenditures for timber and timberlands                (3,668)     (3,256)
  Investments in equity affiliates, net                  (3,009)      2,100
  Purchase of facilities                               (139,188)     (9,338)
  Other                                                  23,081     (14,412)
                                                     __________  __________
    Cash used for investment                           (469,233)   (136,995)
                                                     __________  __________

Cash provided by (used for) financing
  Cash dividends paid
    Common stock                                        (14,368)    (12,798)
    Preferred stock                                     (22,261)    (26,339)
                                                     __________  __________
                                                        (36,629)    (39,137)
  Notes payable                                          71,000      54,500
  Additions to long-term debt                           424,693        -
  Payments of long-term debt                            (89,772)   (308,777)
  Subsidiary's issuance of stock                           -        123,076
  Other                                                  16,898      10,376
                                                     __________  __________
    Cash provided by (used for) financing               386,190    (159,962)
                                                     __________  __________

Increase in cash and short-term
  investments                                             9,787      47,697

Balance at beginning of the year                         51,469      29,454
                                                     __________  __________

Balance at June 30                                   $   61,256  $   77,151



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

      The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included. The net income for the three and six months ended June 30, 1996 and 1995, was subject to seasonal variations and necessarily involved estimates and accruals. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2) NET INCOME (LOSS) PER COMMON SHARE. Net income (loss) per common share was determined by dividing net income, as adjusted, by applicable shares outstanding. For the three and six months ended June 30, 1996, the computation of fully diluted net loss per share was antidilutive; therefore, amounts reported for primary and fully diluted loss were the same.

      For the six months ended June 30, 1996 and 1995, primary average shares included common shares outstanding and, if dilutive, common stock equivalents attributable to stock options, Series E conversion preferred stock prior to converting to shares of the Company's common stock on January 15, 1995, and Series G conversion preferred stock. For the six months ended June 30, 1996, common stock equivalents attributable to stock options and the effect of the Series G conversion preferred stock were antidilutive. Accordingly, 7,449,000 common equivalent shares are excluded for that period. In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's other convertible securities.

                                                   Six Months Ended June 30
                                                      1996           1995
                                                   (expressed in thousands)

      Net income as reported                       $   8,560      $ 162,960
        Preferred dividends                          (19,640)       (12,777)
                                                   _________      _________
      Primary income (loss)                          (11,080)       150,183
        Assumed conversions:
          Preferred dividends eliminated              14,235          7,372
          Interest on 7% debentures eliminated          -             1,697
        Supplemental ESOP contribution                (6,343)        (6,302)
                                                   _________      _________
      Fully diluted income (loss)                  $  (3,188)     $ 152,950

      Average number of common shares
        Primary                                       48,080         54,547

        Fully diluted                                 60,492         61,406

      Primary income excludes and primary loss includes the aggregate amount of dividends on the Company's preferred stock, if dilutive. The dividend attributable to the Company's Series D convertible preferred stock held by the Company's ESOP (employee stock ownership plan) is net of a tax benefit. To determine the fully diluted income (loss), dividends on convertible preferred stock and interest, net of any applicable taxes, have been added back to primary income (loss) to reflect assumed conversions. The fully diluted income was reduced by and the fully diluted loss was increased by the after-tax amount of additional contributions that the Company would be required to make to its ESOP if the Series D ESOP preferred shares were converted to common stock.

(3)   INVENTORIES.  Inventories include the following:

                                                   June 30      December 31
                                              1996       1995      1995
                                                 (expressed in thousands)

      Finished goods and work in process    $431,917   $276,791    $394,163
      Logs                                    87,383     53,206     116,959
      Other raw materials and supplies       167,850    168,333     175,877
      LIFO reserve                          (110,750)   (95,115)   (118,094)
                                            ________   ________    ________
                                            $576,400   $403,215    $568,905

(4) INCOME TAXES. The estimated tax provision rate, excluding the effect of not providing taxes related to "Gain on subsidiary's issuance of stock," for the first six months of 1996 was 39%. The estimated tax provision rate for the first six months of 1995, before any effects of unusual items, was 38%.

(5) DEBT. At June 30, 1996, the Company had a $600 million revolving credit agreement with a group of banks. Borrowing under the agreement was $100 million. In the first quarter of 1996, the Company guaranteed amounts outstanding under a loan agreement between a group of banks and a wholly owned subsidiary. At June 30, 1996, amounts outstanding under this agreement were $199.8 million. Additionally, the Company's majority-owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), had a $350 million revolving credit agreement with a group of banks. Borrowing under this agreement was $100 million. On June 5, 1996, the revolving credit agreement was amended to extend the termination date from June 30, 1999, to June 30, 2001, and the aggregate of all commitments that can be outstanding was increased from $225 million to $350 million.

      On January 24, 1996, the Company sold $125 million of 7.35% debentures due 2016.

(6) BOISE CASCADE OFFICE PRODUCTS CORPORATION. During the first six months of 1996, BCOP, the Company's majority-owned subsidiary, made seven acquisitions which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in BCOP's operations subsequent to the dates of acquisition.

      On January 31, 1996, BCOP acquired the contract stationer business of Sierra Vista Office Products, Inc., based in Albuquerque, New Mexico.
      On February 5, 1996, BCOP acquired Grand & Toy Limited, a Canadian office products distributor. On February 9, 1996, BCOP acquired the contract stationer businesses of Loring, Short & Harmon, Inc., based in Portland, Maine, and McAuliffe's based in Burlington, Vermont. On
      March 29, 1996, BCOP acquired the contract stationer and office furniture business of Office Essentials based in Milwaukee, Wisconsin. On April 26, 1996, BCOP acquired the contract stationer business of Crawford's Office Supplies based in Seattle, Washington. On May 31, 1996, BCOP acquired the contract stationer business of Zemlick Brothers, Inc., based in Kalamazoo, Michigan. These acquisitions, including
      Grand & Toy, were purchased for cash of $130.9 million, $1.6 million of BCOP's common stock issued to the sellers, and the recording of $19.3 million of liabilities.

      Unaudited pro forma results of operations, reflecting these acquisitions, would have been as follows. If these businesses had been acquired on January 1, 1996, the Company's sales for the first six months of 1996 would have increased by $34 million, net income and primary and fully diluted earnings per common share would have been unchanged. If these businesses had been acquired on January 1, 1995, the Company's sales for the first six months of 1995 would have increased by $135 million, net income would have decreased by $3 million, and primary and fully diluted earnings per common share would have decreased by $.05. In the first quarter of 1995, Grand & Toy Limited recorded a restructuring charge. Excluding the impact of this restructuring charge, pro forma net income and earnings per share would have been essentially the same as the historical amounts reported for the six months ended June 30, 1995. This unaudited pro forma financial information does not necessarily represent the actual consolidated results of operations that would have resulted if the acquisitions had occurred on the dates assumed.

      The Company also started up office products distribution centers in Las Vegas, Nevada, and Miami, Florida, in the second quarter of 1996.
      On July 1, 1996, the Company acquired the contract stationer business of Pedersen Contact based in Melbourne, Australia. At the time of announcement of this acquisition, annualized sales were approximately US$49 million.

      In April, BCOP's board of directors authorized a two-for-one split of BCOP common stock in the form of a 100% stock dividend. Each BCOP shareholder of record at the close of business on May 6, 1996, received one additional share for each share held on that date. The new shares were distributed on May 20, 1996.

(7) SHAREHOLDER'S EQUITY. On January 15, 1995, the Company's Series E preferred stock converted to 8,625,000 shares of common stock.

      In October 1995, the Company announced that its board of directors had authorized the Company to purchase up to 4,300,000 shares of its common stock or common stock equivalents. In April 1996, the Company announced that because of recent weakness in paper and wood products markets, it had slowed the purchase of its common stock or common stock equivalents. The repurchase program was to be in effect for 12 to 18 months, but that period may be extended. Since October 1995, the Company purchased 621,795 shares of stock through June 30, 1996.

(8) INVESTMENTS IN EQUITY AFFILIATES. In October 1994, Rainy River Forest Products Inc. ("Rainy River"), the Company's former Canadian subsidiary, completed an initial public offering of units of its equity and debt securities. As a result of the offering, the Company owned 49% of the outstanding voting common shares and 60% of the total equity of Rainy River. During 1995, Rainy River was accounted for on the equity method in the Company's consolidated financial statements. For the three and six months ended June 30, 1995, Rainy River's results of operations were included in "Equity in net income of affiliates." In November 1995, the Company divested its remaining interest in Rainy River through Rainy River's merger with Stone-Consolidated Corporation. At June 30, 1996, the Company held 6,646,217 shares of Stone-Consolidated common stock, representing less than 10% of Stone-Consolidated's outstanding common stock. In addition, the Company held 801,560 shares of Stone-Consolidated's redeemable preferred stock. The Company accounts for its holdings in Stone-Consolidated on the cost method. The investment in Stone-Consolidated stock totaled $94.4 million at June 30, 1996. The investment has been classified as available for sale and is being marked to market. At June 30, 1996, "Retained Earnings" was reduced by $9.8 million, including the impact of foreign currency translation and deferred income taxes, for this market adjustment.

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

(9) OTHER. In April 1996, the Company completed the previously announced reconfiguration of its Vancouver, Washington, paper mill by permanently shutting down the mill's three paper machines and recycled wastepaper operations. The mill will operate as a paper converting facility, converting papers made elsewhere by the Company primarily into security papers. In the fourth quarter of 1995, the Company recorded a pretax charge of $74.9 million, most of which was related to the reconfiguration of this mill.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Second Quarter of 1996, Compared With Second Quarter of 1995

Boise Cascade Corporation's net loss for the second quarter of 1996 was $17.0 million, compared with net income of $105.9 million for the second quarter of 1995. Primary and fully diluted loss per common share for the second quarter of 1996 were $.55. For the same quarter in 1995, primary earnings per common share were $1.82, while fully diluted earnings per common share were $1.64. Sales for the second quarter of 1996 and 1995 were $1.3 billion.

The Company's paper segment reported an operating loss of $15.2 million in the second quarter of 1996, compared with operating income of $151.3 million before reserves of $19 million for the write-down of certain paper-related assets in the second quarter of 1995. Sales fell 29% to $466.3 million in the second quarter of 1996 from $659.2 million in the second quarter of 1995. The decline in results was due primarily to a decrease in orders for paper and lower paper prices. Average prices for most of the Company's paper grades declined from second-quarter 1995 levels. Uncoated free sheet papers fell $217 a ton, or 22%; coated papers fell $149 a ton, or 15%; containerboard fell $166 a ton, or 35%; newsprint rose $37 a ton, or 7%; and market pulp fell $382 a ton, or 57%. Sales volumes for the second quarter of 1996 were 656,000 tons, compared with 742,000 tons in the second quarter of 1995. During the second quarter of this year, production downtime totaled 75,000 tons, including a significant amount of maintenance downtime at two mills.

In April 1996, the Company completed the previously announced reconfiguration of its Vancouver, Washington, paper mill by permanently shutting down the mill's three paper machines and recycled wastepaper operations. The mill will operate as a paper converting facility, converting papers made elsewhere by the Company primarily into security papers. In the fourth quarter of 1995, the Company recorded a pretax charge of $74.9 million, most of which was related to the reconfiguration of this mill.

Paper segment manufacturing costs in the second quarter of 1996 were $594 per ton compared with $579 per ton in the comparison quarter. The increase is primarily due to fixed costs being spread over a smaller number of tons of paper produced.

Operating income in the office products segment improved in the second quarter of 1996 to $24.9 million, compared with $13.6 million in the prior-year quarter. Total sales rose 51% to $460.8 million, compared with $305.7 million in the second quarter of 1995. The growth in sales resulted from increased national account business, continued growth in the Company's direct marketing business, product line extensions, and acquisitions. Excluding the effect of acquisitions since March 31, 1995, sales increased 10% in the second quarter of 1996 compared with sales in the second quarter of 1995. Operating margins were significantly higher in the second quarter of 1996 relative to the year-ago second quarter primarily because of improved margins on office papers.
For the second quarter of 1996, the operating margin was 5.4% compared with 4.2% in the prior year second quarter.

Building products operating income decreased from $23.0 million for the year-ago second quarter to $6.4 million in the second quarter of 1996. Results for the quarter just ended were weaker than those of a year ago, largely because of lower prices for plywood and residual wood chips. Relative to the year-ago quarter, average prices for lumber increased 3%, while plywood prices decreased 11%. Unit sales volume for lumber increased 7%, while plywood sales volume increased 12% compared with the year-ago volume. In the engineered wood products business, sales increased 43% while the price for I-joists declined 2% compared with last year. Sales for the building products segment increased 7% to $411.0 million in the second quarter of 1996 from $385.0 million in the second quarter of 1995. For the second quarter of 1996, building materials distribution sales were up 25% from the comparison quarter, while income more than doubled.

In October 1994, Rainy River Forest Products Inc. ("Rainy River"), the Company's former Canadian subsidiary, completed an initial public offering of units of its equity and debt securities. As a result of the offering, the Company owned 49% of the outstanding voting common shares and 60% of the total equity of Rainy River. During 1995, Rainy River was accounted for on the equity method in the Company's consolidated financial statements. For the three and six months ended June 30, 1995, Rainy River's results of operations were included in "Equity in net income of affiliates." In November 1995, the Company divested its remaining interest in Rainy River through Rainy River's merger with Stone-Consolidated Corporation. At June 30, 1996, the Company held 6,646,217 shares of Stone-Consolidated common stock, representing less than 10% of Stone-Consolidated's outstanding common stock. In addition, the Company held 801,560 shares of Stone-Consolidated's redeemable preferred stock. The Company accounts for its holdings in Stone-Consolidated on the cost method. The investment in Stone-Consolidated stock totaled $94.4 million at June 30, 1996. The investment has been classified as available for sale and is being marked to market. At June 30, 1996, "Retained Earnings" has been reduced by $9.8 million, including the impact of foreign currency translation and deferred income taxes, for this market adjustment.

Interest expense was $32.9 million in the second quarter of 1996, compared with $35.1 million in the same period last year. The Company's debt is predominately fixed rate. Consequently, when there are changes in short-term market interest rates, the Company experiences only modest changes in interest expense.

Six Months Ended June 30, 1996, Compared With Six Months Ended June 30, 1995

The Company had net income of $8.6 million for the first six months of 1996, compared with net income of $163.0 million for the first six months of 1995. Primary and fully diluted loss per common share for the first six months of 1996 were $.23. Primary earnings per common share for 1995 were $2.75 and fully diluted earnings per common share were $2.49. Sales for the first six months of 1996 and 1995 were $2.5 billion.

Operating income in the Company's paper and paper products segment was $38.2 million for the first six months of 1996, compared with $249.3 million, before considering a $19 million reserve for the write-down of certain paper-related assets, for the first six months of 1995. Average prices for nearly all of the Company's paper grades decreased sharply during the first six months of 1996, compared with a year ago.

Paper segment manufacturing costs for the first six months of 1996 were $593 per ton compared with $571 per ton in the comparison period. The increase is primarily due to fixed costs being spread over a smaller number of tons of paper produced.

Paper segment sales declined 23% to $1 billion for the six months ended
June 30, 1996, compared with sales of $1.3 billion for the six months ended June 30, 1995. Sales volumes for the first six months of 1996 were 1,258,000 tons, compared with 1,481,000 tons for the first six months of 1995.

Office products segment income for the first six months of 1996 was $52.6 million, double that of the $26.2 million reported for the first six months of 1995.

Segment sales were up 51% to $922.2 million for the first six months of 1996, compared with $609.0 million for the first six months of 1995. The significant improvement in sales was largely the result of increased national account business, continued growth in direct marketing, product line extensions, and acquisitions. Same location sales increased 14%. Operating margins increased to 5.7% in the first six months of 1996, from 4.1% in 1995. The increase was primarily the result of improved margins in office paper and improved margins in the Company's national account business.

Operating income for the Company's Building Products segment dropped from $46.3 million reported in the first six months of 1995 to $7.3 million in the first six months of 1996. The decrease was mainly due to lower prices for plywood and residual wood chips. Segment sales decreased 3% in the first six months of 1996 to $758.9 million from $778.5 million in the first six months of 1995. Plywood sales volumes were up 7% while lumber sales were down 1% compared to those of the same period last year. Building materials distribution sales were up 13%, while income was up 58%.

Total long- and short-term debt outstanding was $2.0 billion at June 30, 1996, compared with $1.6 billion at December 31, 1995.

Financial Condition

At June 30, 1996, the Company had working capital of $485.6 million. Working capital was $205.8 million at June 30, 1995, and $543.3 million at December 31, 1995. Cash provided by operations was $92.8 million for the first six months of 1996, compared with $344.7 million for the same period in 1995.

The Company's revolving credit agreement requires the Company to maintain a minimum amount of net worth and not to exceed a maximum ratio of debt to net worth. The Company's net worth at June 30, 1996, exceeded the defined minimum amount by $137 million. The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under this agreement. The Company is also required to maintain a defined minimum interest coverage in each successive four-quarter period. The Company met this requirement at June 30, 1996. In July 1996, Moody's Investors Service (Moody's) announced that it had placed the credit ratings of the Company under review for possible downgrade.

Capital expenditures for the first six months of 1996 and 1995 were $510.9 million and $124.7 million. Capital expenditures for the year ended December 31, 1995, were $427.5 million. The increase in capital expenditures is primarily due to acquisitions by the Company's majority-owned subsidiary, Boise Cascade Office Products Corporation, and capital spending related to the Jackson, Alabama, paper mill expansion.

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

Market Conditions

If market conditions improve, paper prices stabilize, and significant production downtime is averted, the Company's paper business could earn a modest operating profit in the third quarter. The office products business is expected to continue to perform well and the performance of the building products business should be on par with that of the quarter just ended.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996, for information concerning certain legal proceedings.

As reported in the Company's annual report on Form 10-K for the year ended December 31, 1995, the Company has been notified that it is a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws with respect to a number of sites where hazardous substances or other contaminants are located. In 1993, the Company filed a lawsuit in State District Court in Boise, Idaho, against its current and previous insurance carriers seeking insurance coverage for response costs the Company has incurred or may incur at these sites. The Company has settled with most carriers, and settlement negotiations with the remaining two carriers are currently in progress. The trial, originally set for June 3, 1996, has been continued pending further settlement efforts. The Company cannot predict with certainty the total response and remedial costs, the Company's share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. However, based on the Company's investigations, the Company's experience with respect to cleanup of hazardous substances, the fact that expenditures will, in many cases, be incurred over extended periods of time, and the number of solvent potentially responsible parties, the Company does not presently believe that the known actual and potential response costs will, in the aggregate, have a material adverse effect on its financial condition or the results of operations.

The Company is involved in other litigation and administrative proceedings primarily arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any pending litigation or administrative proceedings, including that described in the preceding paragraph, would not materially affect its financial condition or operations.

Item 2.  Changes in Securities

The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under the Company's revolving credit agreement. At June 30, 1996, under this agreement, the Company's net worth exceeded the defined minimum amount by $137 million.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders meeting on April 19, 1996. A total of 54,823,916 shares of common and preferred stock were outstanding and entitled to vote at the meeting. Of the total outstanding, 49,782,993 shares were represented at the meeting and 5,040,923 shares were not voted.

Shareholders cast votes for election of the following directors whose terms expire in 1999:

                                    In Favor             Withheld

Robert K. Jaedicke                 48,830,301              952,692
Paul J. Phoenix                    48,840,838              942,155
Frank A. Shrontz                   48,956,824              826,169
Ward W. Woods, Jr.                 48,737,332            1,045,661

Continuing in office are Anne L. Armstrong, Robert E. Coleman, A. William Reynolds, and Robert H. Waterman, Jr., whose terms expire in 1998, and George J. Harad, Donald S. Macdonald, James A. McClure, Jane E. Shaw, and Edson W. Spencer whose terms expire in 1997.

The shareholders also ratified the appointment of Arthur Andersen LLP, as the Company's independent auditors for the year 1996 with votes cast 49,140,602 for, 424,275 against, and 218,116 abstained.

The shareholders approved an amendment to the 1984 Key Executive Stock Option Plan (KESOP) with votes cast 39,289,188 for, 8,437,351 against, and 1,445,950 abstained. The amendment increased by 1,100,000 the number of shares of the Company's common stock which may be available under the plan. As a result, a total of 1,532,434 shares of the Company's common stock will be available for issuance pursuant to exercise of options which may be granted under the KESOP.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by this reference.

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended June 30, 1996.

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

                                                 BOISE CASCADE CORPORATION

      As Duly Authorized Officer and
      Chief Accounting Officer:                  /s/Tom E. Carlile
                                                 Tom E. Carlile
                                                 Vice President and Controller




Date:  August 12, 1996

                           BOISE CASCADE CORPORATION
                               INDEX TO EXHIBITS
                 Filed With the Quarterly Report on Form 10-Q
                      for the Quarter Ended June 30, 1996

Number     Description                                     Page Number

12         Ratio of Earnings to Fixed Charges
27         Financial Data Schedule