Form 10-Q
period 1996-09-30
BOISE CASCADE CORP
filed 1996-11-13
CIK 12978

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                F O R M  10 - Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1996


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Shares Outstanding
            Class                              as of October 31, 1996
      Common stock, $2.50 par value                   48,472,210

                        PART I - FINANCIAL INFORMATION

                          STATEMENTS OF INCOME (LOSS)
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                  (unaudited)

Item 1.     Financial Statements
                                               Three Months Ended September 30
                                                    1996             1995
                                                  (expressed in thousands,
                                                   except per share data)
Revenues
  Sales                                           $1,356,370      $1,339,110
  Other income (expense), net                          1,530           3,940
                                                  __________      __________
                                                   1,357,900       1,343,050
                                                  __________      __________

Costs and expenses
  Materials, labor, and other operating expenses   1,119,670         968,260
  Depreciation and cost of company timber
    harvested                                         61,100          61,630
  Selling and administrative expenses                143,730         112,170
                                                  __________      __________
                                                   1,324,500       1,142,060
                                                  __________      __________

Equity in net income of affiliates                       850          15,860
                                                  __________      __________


Income from operations                                34,250         216,850
                                                  __________      __________

Interest expense                                     (34,270)        (33,080)
Interest income                                          380             930
Foreign exchange loss                                   (170)            (20)
Gain on subsidiary's issuance of stock                   430           6,160
                                                  __________      __________
                                                     (33,630)        (26,010)
                                                  __________      __________

Income before income taxes and
  minority interest                                      620         190,840

Income tax provision                                      70          70,170
                                                  __________      __________
Income before minority interest                          550         120,670
Minority interest, net of income tax                  (2,200)         (2,190)
                                                  __________      __________
Net income (loss)                                 $   (1,650)     $  118,480

Net income (loss) per common share
  Primary                                             $ (.24)         $ 2.03

  Fully diluted                                       $ (.24)         $ 1.83

Dividends declared per common share                   $  .15          $  .15




  The accompanying notes are an integral part of these Financial Statements.

                            SEGMENT INFORMATION
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                  (unaudited)


                                             Three Months Ended September 30
                                                  1996            1995
                                                (expressed in thousands)

Segment sales
  Paper and paper products                     $  500,046     $  674,682
  Office products                                 506,694        332,037
  Building products                               426,177        428,679
  Intersegment eliminations and other             (76,547)       (96,288)
                                               __________     __________
                                               $1,356,370     $1,339,110

Segment operating income
  Paper and paper products                     $   10,076     $  164,008
  Office products                                  21,991         21,240
  Building products                                12,866         29,631
  Equity in net income of affiliates                  850         15,860
  Corporate and other                             (11,533)       (13,889)
                                               __________     __________
    Income from operations                     $   34,250     $  216,850








  The accompanying notes are an integral part of these Financial Statements.

                          STATEMENTS OF INCOME (LOSS)
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                  (Unaudited)

                                               Nine months ended September 30
                                                     1996            1995
                                                   (expressed in thousands,
                                                    except per share data)
Revenues
  Sales                                          $3,845,480      $3,832,270
  Other income (expense), net                         7,170         (17,310)
                                                 __________      __________
                                                  3,852,650       3,814,960
                                                 __________      __________

Costs and expenses
  Materials, labor, and other
    operating expenses                            3,145,020       2,841,890
  Depreciation and cost of company
    timber harvested                                174,160         182,750
  Selling and administrative expenses               419,060         315,150
                                                 __________      __________
                                                  3,738,240       3,339,790
                                                 __________      __________

Equity in net income of affiliates                    2,800          33,310
                                                 __________      __________

Income from operations                              117,210         508,480
                                                 __________      __________

Interest expense                                    (97,720)       (105,380)
Interest income                                       1,130           2,210
Foreign exchange gain (loss)                           (830)             20
Gain on subsidiary's issuance of stock                2,450          66,160
                                                 __________      __________
                                                    (94,970)        (36,990)
                                                 __________      __________

Income before income taxes
  and minority interest                              22,240         471,490

Income tax provision                                  7,720         186,520
                                                 __________      __________
Income before minority interest                      14,520         284,970
Minority interest, net of income tax                 (7,610)         (3,530)
                                                 __________      __________
Net income                                       $    6,910      $  281,440


Net income (loss) per common share
  Primary                                            $ (.47)         $ 4.78

  Fully diluted                                      $ (.47)         $ 4.32

Dividends declared per common share                  $  .45          $  .45




  The accompanying notes are an integral part of these Financial Statements.

                            SEGMENT INFORMATION
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                  (unaudited)


                                              Nine Months Ended September 30
                                                  1996             1995
                                                 (expressed in thousands)

Segment sales
  Paper and paper products                     $1,462,231       $1,927,760
  Office products                               1,428,884          941,042
  Building products                             1,185,106        1,207,156
  Intersegment eliminations and other            (230,741)        (243,688)
                                               __________       __________
                                               $3,845,480       $3,832,270

Segment operating income
  Paper and paper products                     $   48,294       $  394,279
  Office products                                  74,547           47,440
  Building products                                20,132           75,911
  Equity in net income of affiliates                2,800           33,310
  Corporate and other                             (28,563)         (42,460)
                                               __________       __________
    Income from operations                     $  117,210       $  508,480








  The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                                  (unaudited)

ASSETS
                                             September 30        December 31
                                         1996          1995          1995
                                               (expressed in thousands)
Current
  Cash and cash items                 $   55,945    $   45,778   $   36,876
  Short-term investments at cost,
    which approximates market              2,233        28,609       14,593
                                      __________    __________   __________
                                          58,178        74,387       51,469

  Receivables, less allowances of
    $5,173,000, $3,377,000, and
    $3,577,000                           522,887       509,236      457,608
  Inventories                            581,088       474,550      568,905
  Deferred income tax benefits            58,705        79,356       82,744
  Other                                  131,393        25,350      152,442
                                      __________    __________   __________
                                       1,352,251     1,162,879    1,313,168
                                      __________    __________   __________

Property
  Property and equipment
    Land and land improvements            41,260        38,674       39,482
    Buildings and improvements           484,701       447,741      459,897
    Machinery and equipment            4,683,226     4,216,182    4,271,306
                                      __________    __________   __________
                                       5,209,187     4,702,597    4,770,685
  Accumulated depreciation            (2,273,006)   (2,193,494)  (2,166,487)
                                      __________    __________   __________
                                       2,936,181     2,509,103    2,604,198
  Timber, timberlands, and timber
    deposits                             371,901       399,528      383,394
                                      __________    __________   __________
                                       3,308,082     2,908,631    2,987,592
                                      __________    __________   __________

Investments in equity affiliates          38,607       251,446       25,803
Other assets                             445,047       301,032      329,623
                                      __________    __________   __________
Total assets                          $5,143,987    $4,623,988   $4,656,186








  The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                                  (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                              September 30        December 31
                                            1996        1995          1995
                                               (expressed in thousands)
Current
  Notes payable                          $   94,300  $  183,000  $   17,000
  Current portion of long-term debt         107,427         609      20,778
  Income taxes payable                         -          7,328      26,328
  Accounts payable                          424,871     352,321     379,523
  Accrued liabilities
    Compensation and benefits               144,072     152,409     159,514
    Interest payable                         25,781      25,146      27,542
    Other                                   147,688     138,425     139,222
                                         __________  __________  __________
                                            944,139     859,238     769,907
                                         __________  __________  __________

Debt
  Long-term debt, less current portion    1,734,923   1,268,423   1,364,835
  Guarantee of ESOP debt                    210,453     228,212     213,934
                                         __________  __________  __________
                                          1,945,376   1,496,635   1,578,769
                                         __________  __________  __________
Other
  Deferred income taxes                     270,558     306,340     302,030
  Other long-term liabilities               238,530     256,851     243,259
                                         __________  __________  __________
                                            509,088     563,191     545,289
                                         __________  __________  __________
Minority interest                            76,481      64,968      67,783
                                         __________  __________  __________

Shareholders' equity
  Preferred stock -- no par value;
    10,000,000 shares authorized;
    Series D ESOP:  $.01 stated
      value; 5,976,459; 6,143,333;
      and 6,117,774 shares outstanding      268,941     276,450     275,300
    Deferred ESOP benefit                  (210,453)   (228,212)   (213,934)
    Series F:  $.01 stated value;
      115,000 shares outstanding            111,043     111,043     111,043
    Series G:  $.01 stated value;
      862,500 shares outstanding            176,404     176,404     176,404
  Common stock -- $2.50 par value;
    200,000,000 shares authorized;
    48,468,998; 48,056,941; and
    47,759,946 shares outstanding           121,172     120,142     119,400
  Additional paid-in capital                230,655     202,870     205,107
  Retained earnings                         971,141     981,259   1,021,118
                                         __________  __________  __________
    Total shareholders' equity            1,668,903   1,639,956   1,694,438
                                         __________  __________  __________
Total liabilities and shareholders'
  equity                                 $5,143,987  $4,623,988  $4,656,186



  The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                Nine Months Ended September 30
                                                        1996       1995
                                                   (expressed in thousands)
Cash provided by (used for) operations
  Net income                                       $    6,910  $  281,440
  Items in income not using (providing) cash
    Equity in net income of affiliates                 (2,800)    (33,310)
    Depreciation and cost of company timber
      harvested                                       174,160     182,750
    Deferred income tax provision                       6,073     139,117
    Minority interest, net of income tax                7,610       3,530
    Amortization and other                             17,202      36,835
  Gain on subsidiary's issuance of stock               (2,450)    (66,160)
  Receivables                                         (20,383)    (79,238)
  Inventories                                          19,807     (40,473)
  Accounts payable and accrued liabilities            (20,403)     47,102
  Current and deferred income taxes                   (57,382)      3,418
  Other                                                 6,381         407
                                                   __________  __________
    Cash provided by operations                       134,725     475,418
                                                   __________  __________

Cash provided by (used for) investment
  Expenditures for property and equipment            (481,746)   (191,612)
  Expenditures for timber and timberlands              (4,471)     (3,974)
  Investments in equity affiliates, net                (9,386)     (2,000)
  Purchase of facilities                             (153,392)    (37,095)
  Other                                                22,136      (7,746)
                                                   __________  __________
    Cash used for investment                         (626,859)   (242,427)
                                                   __________  __________

Cash provided by (used for) financing
  Cash dividends paid
    Common stock                                      (21,638)    (19,916)
    Preferred stock                                   (28,378)    (32,450)
                                                   __________  __________
                                                      (50,016)    (52,366)
  Notes payable                                        77,300     127,000
  Additions to long-term debt                         496,498      10,140
  Payments of long-term debt                          (39,761)   (423,462)
  Subsidiary's issuance of stock                         -        123,076
  Other                                                14,822      27,554
                                                   __________  __________
    Cash provided by (used for) financing             498,843    (188,058)
                                                   __________  __________

Increase in cash and short-term
  investments                                           6,709      44,933

Balance at beginning of the year                       51,469      29,454
                                                   __________  __________

Balance at September 30                            $   58,178  $   74,387


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

      The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included. The net income (loss) for the three and nine months ended September 30, 1996 and 1995, was subject to seasonal variations and necessarily involved estimates and accruals. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2) NET INCOME (LOSS) PER COMMON SHARE. Net income (loss) per common share was determined by dividing net income, as adjusted, by applicable shares outstanding. For the three and nine months ended September 30, 1996, the computation of fully diluted net loss per share was antidilutive; therefore, amounts reported for primary and fully diluted loss were the same.

      For the three and nine months ended September 30, 1996 and 1995, primary average shares included common shares outstanding and, if dilutive, common stock equivalents attributable to stock options, Series E conversion preferred stock prior to converting to shares of the Company's common stock on January 15, 1995, and Series G conversion preferred stock. For the three and nine months ended September 30, 1996, common stock equivalents attributable to stock options and the effect of the Series G conversion preferred stock were antidilutive. Accordingly, 7,253,000 and 7,384,000 common equivalent shares are excluded for those periods. In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's other convertible securities.

                                               Three Months Ended September 30
                                                      1996           1995
                                                   (expressed in thousands)

      Net income (loss) as reported                $  (1,650)     $ 118,480
        Preferred dividends                           (9,839)        (6,403)
                                                   _________      _________
      Primary income (loss)                          (11,489)       112,077
        Assumed conversions:
          Preferred dividends eliminated               7,136          3,700
          Interest on 7% debentures eliminated          -               805
        Supplemental ESOP contribution                (3,188)        (3,162)
                                                   _________      _________
      Fully diluted income (loss)                  $  (7,541)     $ 113,420

      Average number of common shares
        Primary                                       48,469         55,300

        Fully diluted                                 60,591         62,182

                                                Nine Months Ended September 30
                                                      1996           1995
                                                   (expressed in thousands)

      Net income as reported                       $   6,910      $ 281,440
        Preferred dividends                          (29,479)       (19,180)
                                                   _________      _________
      Primary income (loss)                          (22,569)       262,260
        Assumed conversions:
          Preferred dividends eliminated              21,371         11,072
          Interest on 7% debentures eliminated          -             2,502
        Supplemental ESOP contribution                (9,531)        (9,464)
                                                   _________      _________
      Fully diluted income (loss)                  $ (10,729)     $ 266,370

      Average number of common shares
        Primary                                       48,211         54,886

        Fully diluted                                 60,526         61,667

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

(3)   INVENTORIES.  Inventories include the following:

                                                September 30    December 31
                                              1996       1995      1995
                                                 (expressed in thousands)

      Finished goods and work in process    $400,178   $317,893    $394,163
      Logs                                   110,393     84,786     116,959
      Other raw materials and supplies       165,622    177,086     175,877
      LIFO reserve                           (95,105)  (105,215)   (118,094)
                                            ________   ________    ________
                                            $581,088   $474,550    $568,905

(4) INCOME TAXES. The estimated tax provision rate, excluding the effect of not providing taxes related to "Gain on subsidiary's issuance of stock," for the first nine months of 1996 was 39%. The estimated tax provision rate for the first nine months of 1995, before any effects of unusual items, was 38%.

(5) DEBT. At September 30, 1996, the Company had a $600 million revolving credit agreement with a group of banks. Borrowing under the agreement was $150 million. In the first quarter of 1996, the Company guaranteed amounts outstanding under a loan agreement between a group of banks and a wholly owned subsidiary. At September 30, 1996, amounts outstanding under this agreement were $277 million. Additionally, the Company's majority-owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), had a $350 million revolving credit agreement with a group of banks. Borrowing under this agreement was $95 million. On June 5, 1996, the revolving credit agreement was amended to extend the termination date from June 30, 1999, to June 30, 2001, and the aggregate of all commitments that can be outstanding was increased from $225 million to $350 million.

      On January 24, 1996, the Company sold $125 million of 7.35% debentures due 2016.

(6) BOISE CASCADE OFFICE PRODUCTS CORPORATION. During the first nine months of 1996, BCOP, the Company's majority-owned subsidiary, made nine acquisitions which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in BCOP's operations subsequent to the dates of acquisition.

      On January 31, 1996, BCOP acquired the contract stationer business of Sierra Vista Office Products, Inc., based in Albuquerque, New Mexico.
      On February 5, 1996, BCOP acquired Grand & Toy Limited, a Canadian office products distributor. On February 9, 1996, BCOP acquired the contract stationer businesses of Loring, Short & Harmon, Inc., based in Portland, Maine, and McAuliffe's based in Burlington, Vermont. On
      March 29, 1996, BCOP acquired the contract stationer and office furniture business of Office Essentials based in Milwaukee, Wisconsin. On April 26, 1996, BCOP acquired the contract stationer business of Crawford's Office Supplies, based in Seattle, Washington. On May 31, 1996, BCOP acquired the contract stationer business of Zemlick Brothers, Inc., based in Kalamazoo, Michigan. On July 1, 1996, BCOP acquired the contract stationer business of Pedersen Contact, based in Melbourne, Australia. On July 31, 1996, BCOP acquired the contract stationer business of Mike Bryan Office Products, Inc., based in Oklahoma City, Oklahoma. These acquisitions, including Grand & Toy, were purchased for cash of $145.1 million, $1.7 million of BCOP's common stock issued to the sellers, and the recording of $20.6 million of liabilities.

      Unaudited pro forma results of operations, reflecting these acquisitions, would have been as follows. If these businesses had been acquired on January 1, 1996, the Company's sales for the first nine months of 1996 would have increased by $60 million, net income and primary and fully diluted earnings per common share would have been unchanged. If these businesses had been acquired on January 1, 1995, the Company's sales for the first nine months of 1995 would have increased by $238 million, net income would have decreased by $4 million, and primary and fully diluted earnings per common share would have decreased by 7 cents and 6 cents, respectively. In the first quarter of 1995, Grand & Toy Limited recorded a restructuring charge. Excluding the impact of this restructuring charge, pro forma net income and earnings per share would have been essentially the same as the historical amounts reported for the nine months ended September 30, 1995. This unaudited pro forma financial information does not necessarily represent the actual consolidated results of operations that would have resulted if the acquisitions had occurred on the dates assumed.

      In November 1996, BCOP acquired Oregon Wholesale Novelty Company, Inc. (OWNCO), an advertising specialties company with annual sales of approximately $30 million. Also in October and November 1996, BCOP acquired seven other contract stationer businesses with combined annual sales of approximately $56 million. In the second quarter of 1996, BCOP started up office products distribution centers in Las Vegas, Nevada, and Miami, Florida.

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

(7) SHAREHOLDER'S EQUITY. On January 15, 1995, the Company's Series E preferred stock converted to 8,625,000 shares of common stock.

      In October 1995, the Company announced that its board of directors had authorized the Company to purchase up to 4,300,000 shares of its common stock or common stock equivalents. In April 1996, the Company announced that because of recent weakness in paper and wood products markets, it had slowed the purchase of its common stock or common stock equivalents. The repurchase program was to be in effect for 12 to 18 months, but that period may be extended. Since October 1995, the Company purchased 622,505 shares of stock through September 30, 1996.

(8) INVESTMENTS IN EQUITY AFFILIATES. In October 1994, Rainy River Forest Products Inc. ("Rainy River"), the Company's former Canadian subsidiary, completed an initial public offering of units of its equity and debt securities. As a result of the offering, the Company owned 49% of the outstanding voting common shares and 60% of the total equity of Rainy River. During 1995, Rainy River was accounted for on the equity method in the Company's consolidated financial statements. For the three and nine months ended September 30, 1995, Rainy River's results of operations were included in "Equity in net income of affiliates." In November 1995, the Company divested its remaining interest in Rainy River through Rainy River's merger with Stone-Consolidated Corporation. At September 30, 1996, the Company held 6,646,217 shares of Stone-Consolidated common stock, representing less than 10% of Stone-Consolidated's outstanding common stock. The Company accounts for its holdings in Stone-Consolidated on the cost method. The investment in Stone-Consolidated stock totaled $74.2 million at September 30, 1996. The investment has been classified as available for sale and is being marked to market. At September 30, 1996, "Retained Earnings" was reduced by $14.3 million, including the impact of foreign currency translation and deferred income taxes, for this market adjustment.

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

(9) OTHER. On November 1, 1996, the Company completed the sale of its coated publication paper operations, consisting primarily of its pulp and paper mill in Rumford, Maine, and 667,000 acres of timberland, to The Mead Corporation for approximately $637 million in cash. After payment of certain related tax indemnification requirements, the net cash proceeds from the sale will be used to reduce debt and to improve the competitive position of the Company's remaining paper business. The transaction resulted in a pretax gain of approximately $40 million, which was offset, in part, by approximately $15 million of pretax expense arising from the related tax indemnification requirements. The gain will be recorded in the fourth quarter of 1996. (See
      "Item 5.  Other Information" for pro forma data.)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 1996, Compared With Three Months Ended September 30, 1995

Boise Cascade Corporation's net loss for the third quarter of 1996 was $1.7 million, compared with net income of $118.5 million for the third quarter of 1995. Primary and fully diluted loss per common share for the third quarter of 1996 were 24 cents. For the same quarter in 1995, primary earnings per common share were $2.03, while fully diluted earnings per common share were $1.83. Results for the third quarter of 1995 included a gain of $6.2 million, or 10 cents per fully diluted share, related to the issuance of common shares by Boise Cascade Office Products Corporation (BCOP).

Sales for the third quarter of 1996 were $1.4 billion compared with $1.3 billion for the third quarter of 1995.

The Company's paper segment reported operating income of $10.1 million in the third quarter of 1996, compared with operating income of $164.0 million in the third quarter of 1995. Sales fell 26% to $500.0 million in the third quarter of 1996 from $674.7 million in the third quarter of 1995. The decline in results was due primarily to lower paper prices. Average prices for all of the Company's paper grades declined from third-quarter 1995 levels. Uncoated free sheet papers fell $283 a ton, or 27%; coated papers fell $243 a ton, or 23%; containerboard fell $210 a ton, or 43%; newsprint fell $122 a ton, or 20%; and market pulp fell $349 a ton, or 49%. Sales volumes for the third quarter of 1996 were 729,000 tons, compared with 726,000 tons in the third quarter of 1995.

Paper segment manufacturing costs in the third quarter of 1996 were $551 per ton compared with $577 per ton in the comparison quarter. The decrease is primarily due to lower variable wood costs.

Operating income in the office products segment improved in the third quarter of 1996 to $22.0 million, compared with $21.2 million in the prior-year quarter. Total sales rose 53% to $506.7 million, compared with $332.0 million in the third quarter of 1995. The growth in sales resulted from increased accounts at both the national and local level, continued growth in BCOP's direct marketing business, product line extensions, and acquisitions. Same location sales increased 12% in the third quarter of 1996 compared with sales in the third quarter of 1995. Gross margins were down in the third quarter of 1996 relative to the year-ago third quarter primarily because of continued competitive pressures and sales growth in BCOP's computer consumables product offering which has lower margins. For the third quarter of 1996, the gross margin was 25.2% compared with 26.4% in the prior year third quarter.

Building products operating income decreased from $29.6 million for the year-ago third quarter to $12.9 million in the third quarter of 1996. Results for the quarter just ended were weaker than those of a year ago, largely because of lower prices for plywood and residual wood chips. Relative to the year-ago quarter, average prices for lumber increased 14%, while plywood prices decreased 10%. Unit sales volumes for lumber and plywood sales volume decreased 6% compared with the year-ago volumes. In the engineered wood products business, sales increased 19% while the price for I-joists increased 3% compared with last year. Sales for the building products segment were $426.2 million in the third quarter of 1996, about flat with the $428.7 million reported in the third quarter of 1995. For the third quarter of 1996, building materials distribution sales were up 20% from the comparison quarter, while income was flat. The improvement in sales resulted primarily from the addition of three new distribution centers purchased in 1996 and an increase in housing starts.

In October 1994, Rainy River Forest Products Inc. ("Rainy River"), the Company's former Canadian subsidiary, completed an initial public offering of units of its equity and debt securities. As a result of the offering, the Company owned 49% of the outstanding voting common shares and 60% of the total equity of Rainy River. During 1995, Rainy River was accounted for on the equity method in the Company's consolidated financial statements. For the three and nine months ended September 30, 1995, Rainy River's results of operations were included in "Equity in net income of affiliates." In November 1995, the Company divested its remaining interest in Rainy River through Rainy River's merger with Stone-Consolidated Corporation.

Interest expense was $34.3 million in the third quarter of 1996, compared with $33.1 million in the same period last year. The Company's debt is predominately fixed rate. Consequently, when there are changes in short-term market interest rates, the Company experiences only modest changes in interest expense.

Nine Months Ended September 30, 1996, Compared With Nine Months Ended September 30, 1995

The Company had net income of $6.9 million for the first nine months of 1996, compared with net income of $281.4 million for the first nine months of 1995. Primary and fully diluted loss per common share for the first nine months of 1996 were 47 cents. Primary earnings per common share for 1995 were $4.78 and fully diluted earnings per common share were $4.32. Sales for the first nine months of 1996 and 1995 were $3.8 billion.

In April 1995, the Company's wholly owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), completed the initial public offering of 10,637,500 shares of common stock at a price of $12.50 per share. After the offering, the Company owned 82.7% of the outstanding BCOP common stock. The net proceeds of the offering to BCOP were approximately $123 million, of which approximately $102 million was indirectly (through retention of accounts receivable and a small dividend payment) available to the company for general corporate purposes. The remainder of the proceeds was retained by BCOP for its general corporate purposes.

From the BCOP offering, the Company recorded a gain of approximately
$60 million or 98 cents per fully diluted share in the second quarter of 1995. In the third quarter of 1995, BCOP issued 890,610 shares of its stock to effect various acquisitions. As a result of these share issuances, the Company recorded a gain of $6.2 million or 10 cents per fully diluted share. In 1996, BCOP issued 176,927 shares of its stock to effect various acquisitions and for stock options exercised; as a result of these share issuances, the Company recorded a gain of $2.5 million or 5 cents per fully diluted share. In accordance with SFAS 109, Accounting for Income Taxes, income taxes were not provided on the gains. At September 30, 1996, the Company owned 81.2% of the outstanding BCOP common stock.

BCOP effected a two-for-one split of their common stock in the form of a 100% stock dividend on May 20, 1996, to shareholders of record at the close of business on May 6, 1996. All references to numbers of shares of common stock of BCOP and common stock prices have been adjusted to reflect the stock split.

In the second quarter of 1995, the Company provided $32.5 million of income taxes, or 53 cents per fully diluted share, for the tax effect of the difference in the book and tax bases of its stock ownership in Rainy River, the Company's former Canadian subsidiary. Also in the second quarter of 1995, the Company established reserves for the write-down of certain assets in its paper and paper products segment to their net realizable value with a pretax charge of $19 million, or 19 cents per fully diluted share after taxes. The Company also added to its existing reserves $5 million before taxes, or 5 cents per fully diluted share after taxes, for environmental and other contingencies.

The net effect of the gain on the issuance of BCOP stock, the tax provision for Rainy River, and the establishment of the above reserves increased net income $18.8 million and fully diluted earnings per share 31 cents for the nine months ended September 30, 1995.

Operating income in the Company's paper and paper products segment was $48.3 million for the first nine months of 1996, compared with $394.3 million for the first nine months of 1995. Included in the 1995 operating income is a $19 million reserve for the write-down of certain paper-related assets. Average prices for all of the Company's paper grades decreased sharply during the first nine months of 1996, compared with a year ago.

Paper segment manufacturing costs for the first nine months of 1996 were $578 per ton compared with $573 per ton in the comparison period. The increase was primarily due to higher fixed costs being spread over a smaller number of tons of paper produced, offset, in part, by lower variable wood costs.

Paper segment sales declined 24% to $1.46 billion for the nine months ended September 30, 1996, compared with sales of $1.93 billion for the nine months ended September 30, 1995. Sales volumes for the first nine months of 1996 were 1,987,000 tons, compared with 2,207,000 tons for the first nine months of 1995.

Office products segment income for the first nine months of 1996 was $74.5 million compared with $47.4 million reported for the first nine months of 1995. Office products segment sales were up 52% to $1.43 billion for the first nine months of 1996, compared with $941.0 million for the first nine months of 1995. The growth in sales resulted from increased accounts at both the national and local level, continued growth in BCOP's direct marketing business, product line extensions, and acquisitions. Same location sales increased 14%. Gross margins increased to 26.2% in the first nine months of 1996, from 25.0% in 1995. The increase in gross margins was primarily the result of improved margins in office papers.

Operating income for the Company's Building Products segment dropped from $75.9 million reported in the first nine months of 1995 to $20.1 million in the first nine months of 1996. The decrease was mainly due to lower prices for plywood and residual wood chips. Segment sales decreased 2% in the first nine months of 1996 to $1.19 billion from $1.21 billion in the first nine months of 1995. Plywood sales volumes were up 2% while lumber sales were down 3% compared to those of the same period last year. Building materials distribution sales were up 16%, while income was up 19%. The improvement resulted primarily from the addition of three new distribution centers purchased in 1996 and an increase in housing starts.

Total long- and short-term debt outstanding was $2.1 billion at September 30, 1996, compared with $1.6 billion at December 31, 1995. The increase was primarily the result of $95 million of long-term borrowings by the Company's majority-owned subsidiary, Boise Cascade Office Products, and $277 million of long-term debt outstanding under a loan agreement between a group of banks and a wholly owned subsidiary.

Financial Condition

At September 30, 1996, the Company had working capital of $408.1 million. Working capital was $303.6 million at September 30, 1995, and $543.3 million at December 31, 1995. Cash provided by operations was $134.7 million for the first nine months of 1996, compared with $475.4 million for the same period in 1995.

The Company's revolving credit agreement requires the Company to maintain a minimum amount of net worth and not to exceed a maximum ratio of debt to net worth. The Company's net worth at September 30, 1996, exceeded the defined minimum amount by $121 million. The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under this agreement. The Company is also required to maintain a defined minimum interest coverage in each successive four-quarter period. The Company met this requirement at September 30, 1996. In July 1996, Moody's Investors Service (Moody's) announced that it had placed the credit ratings of the Company under review for possible downgrade. On September 30, 1996, Moody's, as well as Standard and Poor's, confirmed the Company's current investment grade debt ratings.

Capital expenditures for the first nine months of 1996 and 1995 were $662.6 million and $232.7 million. Capital expenditures for the year ended December 31, 1995, were $427.5 million. The increase in capital expenditures is primarily due to acquisitions by the Company's majority-owned subsidiary, Boise Cascade Office Products Corporation, and capital spending related to the Jackson, Alabama, paper mill expansion.

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

On November 1, 1996, the Company completed the sale of its coated publication paper operations, consisting primarily of its pulp and paper mill in Rumford, Maine, and 667,000 acres of timberland, to The Mead Corporation for approximately $637 million in cash. Sales for the nine months ended
September 30, 1996, were $279 million, compared with $411 million in the same period of the prior year. Sales for the year ended December 31, 1995, were $526 million. Operating income for the nine months ended September 30, 1996 and 1995, was $31 million and $108 million, and $137 million for the year ended December 31, 1995. After payment of certain related tax indemnification requirements, the net cash proceeds from the sale will be used to reduce debt and to improve the competitive position of the Company's remaining paper business, representing a potential decrease in what annual interest expense would otherwise be of more than $40 million. The transaction resulted in a pretax gain of approximately $40 million, which was offset, in part, by approximately $15 million of pretax expense arising from the related tax indemnification requirements. The gain will be recorded in the fourth quarter of 1996. (See "Item 5. Other Information" for pro forma data.)

An expanded discussion and analysis of financial condition is presented on pages 18 and 19 of the Company's 1995 Annual Report under the captions "Financial Condition" and "Capital Investment."

Market Conditions

The Company expects its paper business to remain sluggish until market conditions improve further. The Company's office products distribution business is expected to show higher operating income and the building products business is likely to weaken seasonally in the fourth quarter.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1996, for information concerning certain legal proceedings.

As reported in the Company's annual report on Form 10-K for the year ended December 31, 1995, the Company has been notified that it is a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws with respect to a number of sites where hazardous substances or other contaminants are located. In 1993, the Company filed a lawsuit in State District Court in Boise, Idaho, against its current and previous insurance carriers seeking insurance coverage for response costs the Company has incurred or may incur at these sites. The Company has settled with all carriers except the insolvent London market carriers, where settlement negotiations are underway. The Company anticipates dismissing this case when outstanding settlement proceeds have been received. In the meantime, the court is holding the case in abeyance. The Company cannot predict with certainty the total response and remedial costs, the Company's share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. However, based on the Company's investigations, the Company's experience with respect to cleanup of hazardous substances, the fact that expenditures will, in many cases, be incurred over extended periods of time, and the number of solvent potentially responsible parties, the Company does not presently believe that the known actual and potential response costs will, in the aggregate, have a material adverse effect on its financial condition or the results of operations.

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

Item 2.  Changes in Securities

The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under the Company's revolving credit agreement. At September 30, 1996, under this agreement, the Company's net worth exceeded the defined minimum amount by $121 million.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

Pro Forma Information

The following unaudited pro forma consolidated condensed balance sheet as of September 30, 1996, and the unaudited pro forma consolidated statements of income for the nine months ended September 30, 1996, and the twelve months ended December 31, 1995, give effect to the following transaction:

On November 1, 1996, the Company completed the sale of its coated publication paper operations, consisting primarily of its pulp and paper mill in Rumford, Maine, and 667,000 acres of timberland, to The Mead Corporation for approximately $637 million in cash (the "Sale"). After payment of certain related tax indemnification requirements, the net cash proceeds are assumed in these pro forma statements to be used to reduce the Company's debt. The transaction resulted in a pretax gain of approximately $40 million, which was offset, in part, by approximately $15 million of pretax expense arising from the related tax indemnification requirements. The unaudited pro forma consolidated income statements presented do not include the nonrecurring effect of the gain from the Sale.

The unaudited pro forma consolidated financial information is presented as if these transactions had been completed as of September 30, 1996, for the pro forma consolidated condensed balance sheet and as of the first day of each period for which pro forma consolidated statements of income are presented. Amounts shown are based on preliminary closing information and may change subject to purchase price adjustments. Any adjustments are not expected to be significant to the pro forma financial position or pro forma results of operations shown in this pro forma consolidated financial information. The unaudited pro forma consolidated financial statements do not necessarily represent the consolidated financial position and results of operations that actually would have occurred for the periods presented if the Company had completed the transaction on the date indicated and are not necessarily indicative of the results of future operations.

                          Boise Cascade Corporation and Subsidiaries
                                    Pro Forma Balance Sheet
                                      September 30, 1996
                                   (expressed in thousands)
                                          (unaudited)

                                          Historical                            Pro Forma
                                 Boise Cascade       Coated                   Boise Cascade
                                Corporation and    Publication    Pro Forma  Corporation and
                                 Subsidiaries   Paper Operations Adjustments   Subsidiaries
                                   (Note 1)          Increase (decrease)
                                                   (Notes 1       (Note 2)
                                                   and 2(a))
ASSETS
Current
   Cash and cash items             $   55,945     $     -        $     -         $  55,945
   Short-term investments               2,233           -              -             2,233
                                   __________     __________     __________     __________
                                       58,178           -              -            58,178
   Receivables, net                   522,887        (41,459)          -           481,428
   Inventories                        581,088        (77,785)          -           503,303
   Deferred income tax benefits        58,705           -              -            58,705
   Other                              131,393         (2,972)       (26,295)(b)    102,126
                                   __________     __________     __________     __________
                                    1,352,251       (122,216)       (26,295)     1,203,740
                                   __________     __________     __________     __________
Property
   Property and equipment           5,209,187       (887,520)          -         4,321,667
   Accumulated depreciation        (2,273,006)      (463,985)          -        (1,809,021)
                                   __________     __________     __________     __________
                                    2,936,181       (423,535)          -         2,512,646
   Timber, timberlands, and timber
    deposits                          371,901        (71,222)          -           300,679
                                   __________     __________     __________     __________
                                    3,308,082       (494,757)          -         2,813,325
                                   __________     __________     __________     __________
Investments in equity affiliates       38,607        (19,829)          -            18,778
Other assets                          445,047         (1,720)          -           443,327
                                   __________     __________     __________     __________
   Total assets                    $5,143,987     $ (638,522)    $  (26,295)    $4,479,170

LIABILITIES AND SHAREHOLDERS' EQUITY
Current
   Notes payable                   $   94,300     $     -        $  (57,000)(c) $   37,300
   Current portion of long-term debt  107,427           -              -           107,427
   Accounts payable                   424,871        (20,302)          -           404,569
   Accrued liabilities                317,541        (21,530)        19,541 (b)    315,552
                                   __________     __________     __________     __________
                                      944,139        (41,832)       (37,459)       864,848
                                   __________     __________     __________     __________
Debt
   Long-term debt, less current
     portion                        1,734,923           -          (563,703)(c)  1,171,220
   Guarantee of ESOP debt             210,453           -              -           210,453
                                   __________     __________     __________     __________
                                    1,945,376           -          (563,703)     1,381,673
                                   __________     __________     __________     __________
Other
   Deferred income taxes              270,558           -           (36,471)(b)    234,087
   Other long-term liabilities        238,530           -              -           238,530
                                   __________     __________     __________     __________
                                      509,088           -           (36,471)       472,617
                                   __________     __________     __________     __________
Minority interest                      76,481           -              -            76,481
                                   __________     __________     __________     __________
Shareholders' equity
   Preferred stock                    556,388           -              -           556,388
   Deferred ESOP benefit             (210,453)          -              -          (210,453)
   Common stock                       121,172           -              -           121,172
   Additional paid-in capital         230,655           -              -           230,655
   Retained earnings                  971,141           -            14,648 (d)    985,789
                                   __________     __________     __________     __________
     Total shareholders' equity     1,668,903           -            14,648      1,683,551
                                   __________     __________     __________     __________
   Total liabilities and
    shareholders' equity           $5,143,987     $  (41,832)    $ (622,985)    $4,479,170

   The accompanying notes are an integral part of this Pro Forma Financial Statement.

                          Boise Cascade Corporation and Subsidiaries
                                 Pro Forma Statement of Income
                             Nine Months Ended September 30, 1996
                      (expressed in thousands, except earnings per share)
                                          (unaudited)



                                          Historical                             Pro Forma
                                 Boise Cascade       Coated                    Boise Cascade
                                Corporation and    Publication    Pro Forma   Corporation and
                                 Subsidiaries   Paper Operations Adjustments    Subsidiaries
                                   (Note 1)         Increase (decrease)
                                                    (Notes 1       (Note 3)
                                                    and 3(a))
Revenues
   Sales                           $3,845,480     $ (278,711)    $     -        $3,566,769
   Other income, net                    7,170           (168)          -             7,002
                                   __________     __________     __________     __________
                                    3,852,650       (278,879)          -         3,573,771
                                   __________     __________     __________     __________
Cost and expenses
   Materials, labor, and other
     operating expenses             3,145,020       (220,691)          -         2,924,329
   Depreciation and cost of company
     timber harvested                 174,160        (26,699)          -           147,461
   Selling and administrative
     expenses                         419,060         (3,602)          -           415,458
                                   __________     __________     __________     __________
                                    3,738,240       (250,992)          -         3,487,248
                                   __________     __________     __________     __________
Equity in net income (loss)
  of affiliates                         2,800         (2,856)          -               (56)
                                   __________     __________     __________     __________

Income from operations                117,210        (30,743)          -            86,467
                                   __________     __________     __________     __________

   Interest expense                   (97,720)          -           (36,128)(b)    (61,592)
   Interest income                      1,130           -              -             1,130
   Foreign exchange loss                 (830)          -              -              (830)
   Gain on subsidiary's issuance
     of stock                           2,450           -              -             2,450
                                   __________     __________     __________     __________
                                      (94,970)          -           (36,128)       (58,842)
                                   __________     __________     __________     __________
Income before income taxes
   and minority interest               22,240        (30,743)        36,128         27,625
Income tax provision                    7,720           -             2,100 (c)      9,820
                                   __________     __________     __________     __________
Income before minority interest        14,520        (30,743)        34,028         17,805

Minority interest, net of income
   tax                                 (7,610)          -              -            (7,610)
                                   __________     __________     __________     __________


Net income                         $    6,910     $  (30,743)    $   34,028     $   10,195

Primary net loss per share         $     (.47)                                  $     (.40)

Fully diluted net loss per share   $     (.47)                                  $     (.40)

Average primary common shares          48,211                                       48,211

Average fully diluted common shares    48,211                                       48,211

   The accompanying notes are an integral part of this Pro Forma Financial Statement.

                          Boise Cascade Corporation and Subsidiaries
                                 Pro Forma Statement of Income
                                 Year Ended December 31, 1995
                      (expressed in thousands, except earnings per share)
                                          (unaudited)



                                          Historical                             Pro Forma
                                 Boise Cascade       Coated                    Boise Cascade
                                Corporation and    Publication    Pro Forma   Corporation and
                                 Subsidiaries   Paper Operations Adjustments    Subsidiaries
                                   (Note 1)         Increase (decrease)
                                                    (Notes 1     (Note 3)
                                                    and 3(a))
Revenues
   Sales                           $5,074,230     $ (525,941)    $     -        $4,548,289
   Other income (expense), net        (16,560)          (995)          -           (17,555)
                                   __________     __________     __________     __________
                                    5,057,670       (526,936)          -         4,530,734
                                   __________     __________     __________     __________
Cost and expenses
   Materials, labor, and other
     operating expenses             3,764,960       (349,211)          -         3,415,749
   Depreciation and cost of company
     timber harvested                 240,920        (40,852)          -           200,068
   Selling and administrative
     expenses                         436,260         (4,371)          -           431,889
                                   __________     __________     __________     __________
                                    4,442,140       (394,434)          -         4,047,706
                                   __________     __________     __________     __________
Equity in net income
  of affiliates                        40,070         (4,110)          -            35,960
                                   __________     __________     __________     __________

Income from operations                655,600       (136,612)          -           518,988
                                   __________     __________     __________     __________

   Interest expense                  (135,130)          -           (48,170)(b)    (86,960)
   Interest income                      2,970           -              -             2,970
   Foreign exchange loss                 (300)          -              -              (300)
   Gain on subsidiary's issuance
     of stock                          66,270           -              -            66,270
                                   __________     __________     __________     __________
                                      (66,190)          -           (48,170)       (18,020)
                                   __________     __________     __________     __________
Income before income taxes
   and minority interest              589,410       (136,612)        48,170        500,968
Income tax provision                  231,290           -           (34,492)(c)    196,798
                                   __________     __________     __________     __________
Income before minority interest       358,120       (136,612)        82,662        304,170

Minority interest, net of income
   tax                                 (6,260)          -              -            (6,260)
                                   __________     __________     __________     __________


Net income                         $  351,860     $ (136,612)    $   82,662     $  297,910

Primary net income per share       $     5.93                                   $     4.95

Fully diluted net income per share $     5.39                                   $     4.51

Average primary common shares          55,028                                       55,028

Average fully diluted common shares    61,351                                       61,351

   The accompanying notes are an integral part of this Pro Forma Financial Statement.

                         Boise Cascade Corporation
                 Notes to Pro Forma Financial Information
                                (unaudited)


1.  Basis of Reporting

The following unaudited pro forma consolidated condensed balance sheet as of September 30, 1996, and the unaudited pro forma consolidated statements of income for the nine months ended September 30, 1996, and the twelve months ended December 31, 1995, give effect to the following transaction:

On November 1, 1996, the Company completed the sale of its coated publication paper operations, consisting primarily of its pulp and paper mill in Rumford, Maine, and 667,000 acres of timberland, to The Mead Corporation for approximately $637 million in cash (the "Sale"). After payment of certain related tax indemnification requirements, the net cash proceeds are assumed in these pro forma statements to be used to reduce the Company's debt. The transaction resulted in a pretax gain of approximately $40 million, which was offset, in part, by approximately $15 million of pretax expense arising from the related tax indemnification requirements. The unaudited pro forma consolidated income statements presented do not include the nonrecurring effect of the gain from the Sale.

The unaudited pro forma consolidated financial information is presented as if these transactions had been completed as of September 30, 1996, for the pro forma consolidated condensed balance sheet and as of the first day of each period for which pro forma consolidated statements of income are presented. Amounts shown are based on preliminary closing information and may change subject to purchase price adjustments. Any adjustments are not expected to be significant to the pro forma financial position or pro forma results of operations shown in this pro forma consolidated financial information. The unaudited pro forma consolidated financial statements do not necessarily represent the consolidated financial position and results of operations that actually would have occurred for the periods presented if the Company had completed the transaction on the date indicated and are not necessarily indicative of the results of future operations.

2.  Pro Forma Balance Sheet

    The pro forma consolidated condensed balance sheet gives effect to the adjustments described below:

    (a) To delete the historical balances as of September 30, 1996, related to the Sale.

    (b) To record reclassifications from prepaid taxes and deferred taxes to current taxes payable to reflect the taxes to be paid resulting from the Sale.

    (c) To record the Company's use of net cash proceeds from the Sale to reduce notes payable and long-term debt.

    (d)   To record the net gain related to the Sale.

3.  Pro Forma Statements of Income

    The pro forma consolidated statements of income give effect to the adjustments described below:

    (a) To delete the historical amounts for the periods presented related to the Sale.

    (b) To record the reduction in interest expense resulting from interest saved due to reducing debt by the amount of net cash proceeds received from the Sale.

    (c)   To record the tax effects of the above adjustments.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits.

          A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by this reference.

    (b)   Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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

                                              BOISE CASCADE CORPORATION

    As Duly Authorized Officer and
    Chief Accounting Officer:                  /s/Tom E. Carlile

                                              Tom E. Carlile
                                              Vice President and Controller




Date:  November 13, 1996

                         BOISE CASCADE CORPORATION
                             INDEX TO EXHIBITS
               Filed With the Quarterly Report on Form 10-Q
                 for the Quarter Ended September 30, 1996

Number     Description                                     Page Number

2          Acquisition Agreement Among Boise
           Cascade Corporation, Oxford Paper
           Company, Mead Oxford Corporation,
           and The Mead Corporation dated
           September 28, 1996
10.1       1983 Board of Directors Deferred
           Compensation Plan, as amended through
           July 26, 1996
10.2       1987 Board of Directors Deferred
           Compensation Plan, as amended through
           July 26, 1996
10.3       1984 Key Executive Stock Option Plan
           and Form of Agreement, as amended
           through July 25, 1996
10.4       Deferred Compensation and Benefits Trust,
           as amended and restated as of July 26, 1996
12         Ratio of Earnings to Fixed Charges
27         Financial Data Schedule