Form 10-K
period 1996-12-31
BOISE CASCADE CORP
filed 1997-03-17
CIK 12978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                F O R M  10 - K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold as of the close of business on February 28, 1997: $1,888,287,211

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                              Shares Outstanding
               Class                          as of February 28, 1997
    Common Stock, $2.50 par value                   48,521,410

                      Documents incorporated by reference

1. The registrant's annual report for the fiscal year ended December 31, 1996, portions of which are incorporated by reference into Parts I, II, and IV of this Form 10-K, and

2. Portions of the registrant's proxy statement relating to its 1997 annual meeting of shareholders to be held on April 18, 1997 ("the Company's proxy statement"), are incorporated by reference into Part III of this Form 10-K.

                           BOISE CASCADE CORPORATION

                               TABLE OF CONTENTS

                                    PART I


Item                                                                     Page

 1.  Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . .

 4.  Submission of Matters to a Vote of Security Holders . . . . . . . . .

                                    PART II

 5.  Market for Registrant's Common Equity and Related
       Stockholder Matters . . . . . . . . . . . . . . . . . . . . . . . .

 6.  Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . .

 7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . . . . . . . . .

 8.  Financial Statements and Supplementary Data . . . . . . . . . . . . .

 9.  Changes in and Disagreements With Accountants on
       Accounting and Financial Disclosure . . . . . . . . . . . . . . . .

                                  PART III

10.  Directors and Executive Officers of the Registrant. . . . . . . . . .

11.  Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . .

12.  Security Ownership of Certain Beneficial Owners and
       Management. . . . . . . . . . . . . . . . . . . . . . . . . . . . .

13.  Certain Relationships and Related Transactions. . . . . . . . . . . .

                                   PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on
       Form 8-K. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .

                                  PART I
Item 1.   Business

      As used in this annual report, the term "Company" includes Boise Cascade Corporation and its consolidated subsidiaries and predecessors.
The terms "Boise Cascade" and "Company" refer, unless the context otherwise requires, to Boise Cascade Corporation and its consolidated subsidiaries.

      Boise Cascade Corporation is an integrated paper and forest products company headquartered in Boise, Idaho, with domestic and international operations. The Company manufactures and distributes paper and wood products, distributes office products and building materials, and owns and manages 2.4 million acres of timberland. The Company was incorporated under the laws of Delaware in 1931 under the name Boise Payette Lumber Company of Delaware, as a successor to an Idaho corporation formed in 1913; in 1957, its name was changed to its present form.

      The Company is a participant with equity affiliates in connection with certain of its businesses. The Company's principal investments in affiliates include a 47% interest in Voyageur Panel and a 25% interest in Ponderosa Fibres of Washington. (See Note 8 of the Notes to Financial Statements of the Company's 1996 Annual Report. This information is incorporated herein by reference.)

      Financial information pertaining to each of the Company's industry segments and to each of its geographic areas for the years 1996, 1995, and 1994 is presented in Note 10, "Segment Information," of the Notes to Financial Statements of the Company's 1996 Annual Report and is incorporated herein by reference.

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

      The Company engages in acquisition discussions with other companies and makes acquisitions from time to time. It is the Company's policy to review its operations periodically and to dispose of assets which fail to meet its criteria for return on investment or which cease to warrant retention for other reasons. (See Notes 1, 6, and 8 of the Notes to Financial Statements of the Company's 1996 Annual Report. This information is incorporated herein by reference.)

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

      In November 1996, the Company completed the sale of its coated publication paper business to The Mead Corporation. (See Note 1 of the Notes to Financial Statements of the Company's 1996 Annual Report. This information is incorporated herein by reference.)

      The Company is a major North American pulp and paper producer with five paper mills. The total annual practical capacity of the mills was approximately 2.6 million tons at December 31, 1996. The Company's products are sold to distributors and industrial customers primarily by its own sales personnel.

      The Company's paper mills are supplied with pulp principally from the Company's own integrated pulp mills. Pulp mills in the Northwest manu-facture chemical pulp primarily from wood waste produced as a byproduct of wood products manufacturing. Pulp mills in the Midwest and South manufacture chemical, thermomechanical, and groundwood pulp mainly from pulpwood logs and, to some extent, from purchased wood waste and pulp from deinked recycled fiber. Wood waste is provided by Company sawmills and plywood mills in the Northwest and, to a lesser extent, in the South, and the remainder is purchased from outside sources.

      In October 1994, Rainy River Forest Products Inc. ("Rainy River"), the Company's former Canadian subsidiary, completed an initial public offering of units of its equity and debt securities. As a result of the offering, the Company owned 49% of the outstanding voting common shares and 60% of the total equity of Rainy River. Rainy River was accounted for on the equity method retroactive to January 1, 1994, in the Company's consolidated financial statements, and its results of operations were included in "Equity in net income (loss) of affiliates."

      In November 1995, the Company divested its remaining interest in Rainy River through Rainy River's merger with Stone-Consolidated Corporation and received cash of approximately $183,482,000 and Stone-Consolidated stock. The Company used the proceeds from this transaction to reduce debt. In 1996, the Company sold the Stone-Consolidated stock for $133,628,000. (See Note 8 of the Notes to Financial Statements of the Company's 1996 Annual Report. This information is incorporated herein by reference.)

      The Company currently manufactures corrugated containers at seven plants, which have annual practical capacity of approximately
4.8 billion square feet. The containers produced at the Company's plants are used to package fresh fruit and vegetables, processed food, beverages, and many other industrial and consumer products. The Company sells its corrugated containers primarily through its own sales personnel.

      The Company also has a wave flute facility which became operational in 1996. Wave flute is a substitute for many standard corrugated products. When at capacity, the facility will be capable of producing approximately 700 million square feet annually.

      The following table sets forth sales volumes of paper and paper products for the years indicated:

                             1996      1995      1994      1993      1992
Paper                                  (thousands of short tons)

Uncoated free sheet          1,167     1,177     1,271     1,215     1,110
Containerboard                 563       602       595       559       560
Newsprint(1)                   411       416       415       860       831
Market pulp                    230       217       212       205       260
Discontinued grades(1)         260       428       447       717       716
                            ______    ______    ______    ______    ______
                             2,631     2,840     2,940     3,556     3,477


                                      (millions of square feet)

Corrugated Containers(2)     3,201     3,114     3,237     2,961     4,715

(1) Newsprint for 1996, 1995, and 1994 excludes production from Rainy River, which was reported on the equity method from January 1, 1994, through November 1, 1995. On November 1, 1995, Rainy River merged with Stone-Consolidated Corporation. The Company's coated publication paper business was sold November 1, 1996.
(2)   In mid-1992, the Company sold 11 of its corrugated container plants.


Office Products

      In April 1995, the Company's wholly owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), completed an initial public offering of 10,637,500 shares of common stock at a price of $12.50 per share (after giving effect to a two-for-one stock split in the form of a dividend in May
1996). After the offering, the Company owned 82.7% of BCOP's outstanding common stock. At December 31, 1996, the Company owned approximately 80.9% of BCOP's outstanding common stock. (See Note 6 of the Notes to Financial Statements of the Company's 1996 Annual Report. This information is incorporated herein by reference.)

      BCOP distributes a broad line of items for the office, including office and computer supplies and furniture, paper products, and promotional products. All of the products sold by this segment are purchased from other manufacturers or from industry wholesalers, except copier and similar papers which are sourced primarily from Boise Cascade's paper operations. BCOP sells these office products directly to corporate, government, and other offices in the United States, Canada, and Australia, as well as to individuals, home offices, and small- and medium-sized offices in the United States and the United Kingdom.

      Customers with multisite locations across the country are often serviced via national contracts that provide consistent pricing and product offerings and, if desired, summary billings, usage reporting, and other special services. At February 28, 1997, BCOP operated 65 distribution centers. During 1996, BCOP completed acquisitions of 19 businesses located in Australia, Canada, Maine, Michigan, New Mexico, Oklahoma, Oregon, Tennessee, Vermont, Washington, and Wisconsin. BCOP also operates four retail office supply stores in Hawaii and approximately 70 retail stores in Canada.

      The following table sets forth sales dollars for BCOP for the years indicated:

                             1996      1995      1994      1993     1992(1)

Sales (millions)            $1,986    $1,316    $  909    $  683    $  672

(1) Early in 1992, BCOP sold essentially all of its wholesale office products distribution operations, enabling it to focus on the consumer channel.

Building Products

      The Company is a major producer of lumber, plywood, and particleboard, together with a variety of specialty wood products. The Company also manufactures engineered wood products consisting of laminated veneer lumber (LVL), which is a high-strength engineered structural lumber product, and wood I-joists that incorporate the LVL technology. Most of the Company's production is sold to independent wholesalers and dealers and through the Company's own wholesale building materials distribution outlets. The Company's wood products are used primarily in housing, industrial construction, and a variety of manufactured products. Wood products manufacturing sales for 1996, 1995, and 1994 were $867 million, $977 million, and $997 million.

      The following table sets forth annual practical capacities of the Company's wood products facilities as of December 31, 1996:

                                Number of
                                  Mills            Practical Capacity
                                                     (millions)

Plywood                            12      1,970 square feet (3/8" basis)
Lumber                             11        705 board feet
Particleboard                       1        196 square feet (3/4" basis)
Engineered Wood Products(1)(2)      2       10.4 cubic feet

(1) In late 1996, the Company completed construction of an LVL plant in Alexandria, Louisiana. When fully operational, the plant will have
      4.4 million cubic feet of annual capacity.
(2) In 1995, the Company formed a joint venture to build an oriented strand board (OSB) plant in Barwick, Ontario, Canada. The Company owns 47% of the joint venture. The plant, with 400 million square feet of annual capacity, will begin production in 1997.

      The Company operates 14 wholesale building materials distribution facilities. In 1996, the Company acquired facilities in Oklahoma and Texas and started up a facility in New Mexico. These operations market a wide range of building materials, including lumber, plywood, particleboard, engineered wood products, paneling, molding, windows, doors, builders' hardware, and related products. These products are distributed to retail lumber dealers, home centers specializing in the do-it-yourself market, and industrial customers. A portion (approximately 30% in 1996) of the wood products required by the Company's Building Materials Distribution Division is provided by the Company's manufacturing facilities, and the balance is purchased from outside sources.

      The following table sets forth sales volumes of wood products and sales dollars for engineered wood products and the building materials distribution business for the years indicated:

                                         1996   1995    1994   1993   1992
                                                    (millions)

Plywood (square feet - 3/8" basis)     1,873  1,865   1,894  1,760  1,788
Lumber (board feet)                      692    711     754    760    805
Particleboard (square feet - 3/4" basis) 195    196     194    182    186
LVL (cubic feet)                         2.2    1.8     1.4    1.1     .9
I-joists (eq. lineal feet)                74     61      55     49     34
Building materials distribution
  (sales dollars)                       $690   $598    $657   $590   $447

Timber Resources

      Boise Cascade owns and manages approximately 2.4 million acres of timberland in North America. The amount of timber harvested each year by the Company from its timber resources, compared with the amount it purchases from outside sources, varies according to the price and supply of timber for sale on the open market and according to what the Company deems to be in the interest of sound management of its timberlands. During 1996, the Company's mills processed approximately 1.1 billion board feet of sawtimber and 1.4 million cords of pulpwood; 33% of the sawtimber and 41% of the pulpwood were harvested from the Company's timber resources, and the balance was acquired from various private and government sources. Approximately 78% of the 805,000 bone-dry units of hardwood and softwood chips consumed by the Company's Northwest pulp and paper mills in 1996 were provided from a whole-log chipping facility and the Company's Northwest wood products manufacturing facilities as residuals from the processing of solid wood products. Of the 672,000 bone-dry units of residual chips used in the South, 39% were provided by the Company's Southern wood products manufacturing facilities.

      At December 31, 1996, the acreages of owned or controlled timber resources by geographic area and the approximate percentages of total fiber requirements available from the Company's respective timber resources in these areas and from the residuals from processed purchased logs are shown in the following table:

                                 Northwest   Midwest    South     Total
                                               (thousands of acres)

Fee                                 1,328       308       419      2,055
Leases and contracts                   51         -       290        341
                                   ______    ______    ______     ______
  Total                             1,379(1)    308(2)    709(3)   2,396(4)

Approximate percentage of total
  fiber requirements available
    from: (5)
  Owned and controlled timber
    resources                          21%       23%       25%        23%
  Residuals from processed
    purchased logs                     14         -         6          9
                                   ______    ______    ______     ______
  Total                                35%       23%       31%        32%

(1)   Principally sawtimber.
(2)   Principally pulpwood.
(3)   Sawtimber and pulpwood.
(4) On December 31, 1996, the Company's inventory of merchantable sawtimber was approximately 7.6 billion board feet, and its inventory of pulpwood was approximately 7.6 million cords.
(5) Assumes harvesting of Company-owned and controlled timber resources on a sustained timber yield basis and operation of the Company's paper and wood products manufacturing facilities at practical capacity. Percentages shown represent weighted average consumption on a cubic volume basis.

      Long-term leases generally provide the Company with timber harvesting rights and carry with them the responsibility for management of the timberlands. The average remaining life of all leases and contracts is in excess of 40 years. In addition, the Company has an option to purchase approximately 203,000 acres of timberland it currently has under leases and contracts in the South.

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

      Additional information pertaining to the Company's timber resources is presented under the caption "Timber Supply" of the Financial Review of the Company's 1996 Annual Report. This information is incorporated herein by reference.

Competition

      The markets served by the Company are highly competitive, with a number of substantial companies operating in each. The Company competes in its markets principally through price, service, quality, and value-added products and services.

Environmental Issues

      The Company's discussion of environmental issues is presented under the caption "Environmental Issues" of the Financial Review of the Company's 1996 Annual Report. This information is incorporated herein by reference.

Employees

      As of December 31, 1996, the Company and its subsidiaries had 19,976 employees, 6,280 of whom were covered under collective bargaining agreements. Major negotiations concluded in 1996 included a new five-year contract expiring in 2001 at the Company's wood products facilities in Oakdale, Louisiana; Florein, Louisiana; and Fisher, Louisiana.

      No major negotiations are scheduled for 1997.

Identification of Executive Officers

      Information with respect to the Company's executive officers is set forth in Item 10 of this Form 10-K and is incorporated into this Part I by reference.

Capital Investment

      The Company's capital expenditures in 1996 were $832 million, compared with $428 million in 1995 and $272 million in 1994. Details of 1996 spending by segment and by type are as follows:

                                                            Replacement,
                                  Quality/      Timber and  Environmental,
                       Expansion  Efficiency(1)Timberlands   and Other    Total
                                        (expressed in millions)

Paper and paper products$  301      $   81      $    -        $   88     $  470
Office products(2)         227          20           -            18        265
Building products           54          15           -            16         85
Timber and timberlands       -           -           6             -          6
Other                        1           -           -             5          6
                         _____       _____       _____         _____      _____
 Total                  $  583      $  116      $    6        $  127     $  832

(1) Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.
(2) Capital expenditures include acquisitions made by BCOP through the issuance of common stock and the recording of liabilities.

      The level of capital investment in 1997 is expected to be about
$350 million, excluding acquisitions, and will be allocated to cost-saving, modernization, expansion, replacement, maintenance, environmental, and safety projects.

Energy

      The paper and paper products segment is the Company's primary energy user. Self-generated energy sources in this segment, such as wood wastes, pulping liquors, and hydroelectric power, provided 53% of total 1996 energy requirements, compared with 52% in 1995 and 59% in 1994. The energy requirements fulfilled by purchased sources in 1996 were as follows: natural gas, 25%; electricity, 11%; residual fuel oil, 4%; and other sources, 7%.

Item 2.     Properties

      The Company owns substantially all of its nonoffice products operating facilities. Regular maintenance, renewal, and new construction programs have preserved the operating suitability and adequacy of those properties. The majority of the office products facilities are rented under operating leases. The Company owns substantially all equipment used in its facilities.

      Following is a list of the Company's facilities by segment as of December 31, 1996, except for Office Products which is as of February 28, 1997.

Information concerning timber resources is presented in Item 1 of this Form 10-K.

Paper and Paper Products

5 pulp and paper mills located in Alabama, Louisiana, Minnesota, Oregon, and Washington. In 1996, the Company sold its mill in Rumford, Maine.

6 regional service centers located in California, Georgia, Illinois, New Jersey, Oregon, and Texas.

2 converting facilities located in Oregon and Washington. In 1996, the Company completed the reconfiguration of its Vancouver, Washington, mill by shutting down the mill and operating it as a paper converting facility.

7 corrugated container plants located in Idaho (2), Nevada, Oregon, Utah, and Washington (2).

1 wave flute facility located in California.

Office Products

65 distribution centers located in Arizona, Australia (8), California (2), Canada (9), Colorado, Connecticut, Delaware, Florida (3), Georgia, Hawaii, Idaho, Illinois, Kentucky, Maine, Maryland, Massachusetts, Michigan (3), Minnesota, Missouri (2), Montana, Nevada (2), New Jersey, New Mexico,
New York, Ohio (2), Oklahoma, Oregon (2), Pennsylvania (2), South Carolina, Tennessee, Texas (2), United Kingdom, Utah, Vermont, Virginia,
Washington (3), and Wisconsin.

Approximately 74 retail outlets located in Canada and Hawaii.

Building Products

11 sawmills located in Alabama, Idaho (2), Louisiana, Oregon (4), and Washington (3).

12 plywood and veneer plants located in Idaho, Louisiana (2), Oregon (7), and Washington (2).

1 particleboard plant located in Oregon.

2 engineered wood products plants located in Louisiana and Oregon.

1 wood beam plant located in Idaho.

14 wholesale building materials units located in Arizona, Colorado (2), Idaho (2), Montana, New Mexico, Oklahoma, Texas, Utah, and Washington (4).

Item 3.     Legal Proceedings

      The Company has been notified that it is a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws with respect to a number of sites where hazardous substances or other contaminants are located. In 1993, the Company filed a lawsuit in State District Court in Boise, Idaho, against its current and previous insurance carriers seeking insurance coverage for response costs the Company has incurred or may incur at these sites. The Company has settled with all carriers except the insolvent London market carriers, where settlement negotiations are underway. Payment from the last defendants in the lawsuit has been received, and the Company filed a motion to dismiss the case in its entirety on December 26, 1996. This does not affect proceedings against the insolvent London carriers because they were not defendants in the case due to their insolvency. The Company cannot predict with certainty the total response and remedial costs, the Company's share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. However, based on the Company's investigations, the Company's experience with respect to cleanup of hazardous substances, the fact that expenditures will, in many cases, be incurred over extended periods of time, and the number of solvent potentially responsible parties, the Company does not presently believe that the known actual and potential response costs will, in the aggregate, have a material adverse effect on its financial condition or the results of operations.

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

      The Company is presently negotiating a consent decree, which will probably be signed in the first quarter of 1997, with the U.S. Environmental Protection Agency, Region IV, to implement a remedy for environmental contamination at the THAN National Priorities List Site near Albany, Georgia. The total remedial cost is estimated at $2.5 million, of which 80-85% will be the Company's approximate share.

      In August 1996, the Company paid $280,000 to the City of Salem, Oregon, as final settlement of the Company's share of environmental costs arising at the former Salem pulp and paper mill.

      The Company is involved in other litigation and administrative proceedings arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any pending litigation or administrative proceeding, including those described in the preceding paragraphs, would not materially affect its financial condition or operations.

Item 4.     Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of shareholders during the fourth quarter of 1996.

                                   PART II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
            Matters

      The Company's common stock is listed on the New York, the Chicago, and the Pacific Stock Exchanges. The high and low sales prices for the Company's common stock, as well as the frequency and amount of dividends paid on such stock, is included in Note 11, "Quarterly Results of Operations (unaudited)," of the Notes to Financial Statements in the Company's 1996 Annual Report. Additional information concerning dividends on common stock is presented under the caption "Dividends" of the Financial Review section of the Company's 1996 Annual Report, and information concerning restrictions on the payments of dividends is included in Note 3, "Debt," of the Notes to Financial Statements in the Company's 1996 Annual Report. The approximate number of common shareholders, based upon actual record holders at year-end, is presented under the caption "Financial Highlights" of the Company's 1996 Annual Report. The information under these captions is incorporated herein by reference.

Shareholder Rights Plan

      Pursuant to the shareholder rights plan adopted in December 1988 and as amended in September 1990, holders of common stock received a distribution of one right for each common share held. The rights become exercisable ten days after a person or group acquires 15% of the Company's outstanding voting securities or ten business days after a person or group commences or announces an intention to commence a tender or exchange offer that could result in the acquisition of 15% of these securities. If a person acquires 15% or more of the Company's outstanding voting securities, on the tenth day thereafter, unless this time period is extended by the board of directors, each right would, subject to certain adjustments and alternatives, entitle the rightholder to purchase common stock of the Company or the acquiring company having a market value of twice the $175 exercise price of the right (except that the acquiring person or group and other related holders would not be able to purchase common stock of the Company on these terms). The rights are nonvoting, may be redeemed by the Company at a price of 1 cent per right at any time prior to the tenth day after an individual or group acquires 15% of the Company's voting stock, unless extended, and expire in 1998. Additional details are set forth in the Amended and Restated Rights Agreement filed with the Securities and Exchange Commission as Exhibit 1 in the Company's Form 8-K dated
September 25, 1990.

Item 6.     Selected Financial Data

      The following table sets forth selected financial data of the Company for the years indicated and should be read in conjunction with the disclosures in Item 7 and Item 8 of this Form 10-K:

                                    1996    1995     1994     1993    1992
                                        (expressed in millions, except
                                           per-common-share amounts)

Assets
  Current assets                   $1,355   $1,313  $  918   $  887  $  866
  Property and equipment, net       2,554    2,604   2,494    3,010   3,067
  Other                               802      739     882      616     627
                                   ______   ______  ______   ______  ______
                                   $4,711   $4,656  $4,294   $4,513  $4,560
Liabilities and
Shareholders' Equity
  Current liabilities              $  933   $  770  $  658   $  688  $  750
  Long-term debt, less
    current portion                 1,330    1,365   1,625    1,593   1,680
  Guarantee of ESOP debt              196      214     231      247     262
  Minority interest                    82       68    -        -       -
  Other                               490      545     415      480     510
  Shareholders' equity              1,680    1,694   1,365    1,505   1,358
                                   ______   ______  ______   ______  ______
                                   $4,711   $4,656  $4,294   $4,513  $4,560

Net sales                          $5,108   $5,074  $4,140   $3,958  $3,716
Income (loss) before accounting
  change                                9      352     (63)     (77)   (154)
Net income (loss)                       9      352     (63)     (77)   (227)
Net income (loss) per common share
  Primary
    Income (loss) before
      accounting change            $ (.63)  $ 5.93  $(3.08)  $(3.17) $(4.79)
    Effect of net accounting
      change (1)                     -        -       -        -      (1.94)
                                   ______   ______  ______   ______  ______
                                   $ (.63)  $ 5.93  $(3.08)  $(3.17) $(6.73)
  Fully diluted (2)
    Income (loss) before
      accounting change            $ (.63)  $ 5.39  $(3.08)  $(3.17) $(4.79)
    Effect of net accounting
      change (1)                     -        -       -        -      (1.94)
                                   ______   ______  ______   ______  ______
                                   $ (.63)  $ 5.39  $(3.08)  $(3.17) $(6.73)
Cash dividends declared
  per common share                 $  .60   $  .60  $  .60   $  .60  $  .60


(1) Consists of a one-time noncash charge of $73 million, or $1.94 per share, for the adoption of Financial Accounting Standards Board requirements to accrue postretirement benefits other than pensions.
(2) The computation of fully diluted net loss per common share was antidilutive in the years 1996, 1994, 1993, and 1992; therefore, the amounts reported for primary and fully diluted loss per share are the same.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's discussion and analysis of financial condition and results of operations are presented under the caption "Financial Review" of the Company's 1996 Annual Report and are incorporated herein by reference.

      On March 11, 1997, the Company signed a new revolving credit agreement with a group of banks. The new agreement allows the Company to borrow as much as $600 million at variable interest rates based on customary indices, and expires in June 2002. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. The new agreement replaces the Company's previous $600 million revolving credit agreement that would have expired in June 2000.

Item 8.   Financial Statements and Supplementary Data

      The Company's consolidated financial statements and related notes, together with the report of the independent public accountants, are presented in the Company's 1996 Annual Report and are incorporated herein by reference. Selected quarterly financial data is presented in Note 11, "Quarterly Results of Operations (unaudited)," of the Notes to Financial Statements in the Company's 1996 Annual Report and is incorporated herein by reference.

      The consolidated income statement for the three months ended December 31, 1996, is presented in the Company's Fact Book for the fourth quarter of 1996 and is incorporated herein by reference.

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

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

      Directors

      The directors and nominees for directors of the Company are presented under the caption "Election of Directors" in the Company's proxy statement. This information is incorporated herein by reference.

      Executive Officers as of February 28, 1997
                                                           Date First
                                                           Elected as
Name                       Age  Position or Office         an Officer

George J. Harad(1)         52 Chairman of the Board and
                              Chief Executive Officer      5/11/82

Peter G. Danis Jr.(2)      65 Executive Vice President     7/26/77

Theodore Crumley           51 Senior Vice President and
                              Chief Financial Officer      5/10/90

A. Ben Groce               55 Senior Vice President        2/8/91

John W. Holleran           42 Senior Vice President and
                              General Counsel              7/30/91

Terry R. Lock              55 Senior Vice President        2/17/77

Richard B. Parrish         58 Senior Vice President        2/27/80

N. David Spence            61 Senior Vice President        12/8/87

A. James Balkins III       44 Vice President and
                              Corporate Secretary          9/5/91

J. Ray Barbee              49 Vice President               9/26/89

Stanley R. Bell            50 Vice President               9/25/90

John C. Bender             56 Vice President               2/13/90

Charles D. Blencke         53 Vice President               12/11/92

Tom E. Carlile             45 Vice President and
                              Controller                   2/4/94

J. Michael Gwartney        56 Vice President               4/25/89

Vincent T. Hannity         52 Vice President               7/26/96

H. John Leusner            61 Vice President               12/11/92

Irving Littman             56 Vice President and
                              Treasurer                    11/1/84

Jeffrey G. Lowe            55 Vice President               12/11/92

Christopher C. Milliken(3) 51 Vice President               2/3/95

Carol B. Moerdyk(4)        46 Vice President               5/10/90

Terry M. Plummer           43 Vice President               9/28/95

J. Kirk Sullivan           61 Vice President               9/30/81

Gary M. Watson             49 Vice President               2/5/93

(1)   Chairman of the Board, Boise Cascade Office Products Corporation
(2) President and Chief Executive Officer, Boise Cascade Office Products Corporation
(3)   Senior Vice President, Operations, Boise Cascade Office Products
      Corporation
(4) Senior Vice President, Chief Financial Officer and Treasurer, Boise Cascade Office Products Corporation

      All of the officers named above, except Gary M. Watson, have been employees of the Company or one of its subsidiaries for at least five years. Mr. Watson joined the Company in 1992 as director of its Paper Research and Development Center in Portland, Oregon.

      Alice E. Hennessey, senior vice president, retired from her position with the Company effective August 1, 1996. Gary M. Curtis, vice president, resigned from his position with the Company effective November 1, 1996. Donald F. Smith, vice president, retired from his position with the Company effective December 31, 1996. D. Ray Ryden, vice president, retired from his position with the Company effective February 28, 1997.

      John W. Holleran was elected senior vice president and general counsel in July 1996. In 1976, Mr. Holleran received a B.A. degree in Political Science and Sociology from Gonzaga University. In 1979, he received his J.D. from the Gonzaga University School of Law. In 1990, Mr. Holleran attended the Stanford Executive Program at Stanford University. He joined the Company's legal department in 1979.

      Vincent T. Hannity was elected a vice president in July 1996. In 1967, Mr. Hannity received a B.A. degree from Gonzaga University. In 1989, he attended the Stanford University Executive Program. Mr. Hannity joined the Company in 1981. Mr. Hannity's current position is Vice President of Corporate Communications and Investor Relations.

Item 11.  Executive Compensation

      Information concerning compensation of the Company's executive officers for the year ended December 31, 1996, is presented under the caption "Compensation Tables" in the Company's proxy statement. This information is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      (a) Information concerning the security ownership of certain benefi-cial owners as of December 31, 1996, is set forth under the caption "Beneficial Ownership" in the Company's proxy statement and is incorporated herein by reference.

      (b) Information concerning security ownership of management as of December 31, 1995, is set forth under the caption "Security Ownership of Directors and Executive Officers" in the Company's proxy statement and is incorporated herein by reference.

      (c) Information concerning compliance with Section 16 of the Securities and Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      Information concerning certain relationships and related transactions during 1996 is set forth under the caption "Consulting and Legal Services" in the Company's proxy statement and is incorporated herein by reference.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as a part of this Form 10-K for the Company:

          (1)     Financial Statements

                  (i) The Income Statement for the three months ended December 31, 1996, is incorporated herein by reference from the Company's Fact Book for the fourth quarter of 1996.

                  (ii) The Financial Statements, the Notes to Financial Statements, and the Report of Independent Public Accountants listed below are incorporated herein by reference from the Company's 1996 Annual Report.

                           - Balance Sheets as of December 31, 1996 and
                             1995.
                           - Statements of Income (Loss) for the years ended
                             December 31, 1996, 1995, and 1994.
                           - Statements of Cash Flows for the years ended
                             December 31, 1996, 1995, and 1994.
                           - Statements of Shareholders' Equity for the
                             years ended December 31, 1996, 1995, and 1994.
                           - Notes to Financial Statements.
                           - Report of Independent Public Accountants.

          (2)     Financial Statement Schedules.

                  None required.

          (3)     Exhibits.

                  A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated herein by reference.

      (b) Reports on Form 8-K.

          No Form 8-K's were filed during the fourth quarter of 1996.

      (c) Exhibits.

          See Index to Exhibits.

      For the purpose of complying with the rules governing Form S-8 under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-28595 (filed May 8, 1989), 33-21964 (filed June 6, 1988), 33-31642
      (filed November 7, 1989), 33-45675 (filed February 12, 1992), 33-62263
      (filed August 31, 1995), and 333-22707 (filed March 4, 1997).

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

                                                Boise Cascade Corporation

                                                By   George J. Harad
                                                   George J. Harad
                                                   Chairman of the Board and
                                                    Chief Executive Officer
Dated:  March 17, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 17, 1997.

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

(ii)  Principal Financial Officer:

          Theodore Crumley                 Senior Vice President and
          Theodore Crumley                  Chief Financial Officer

(iii)  Principal Accounting Officer:

            Tom E. Carlile                       Vice President
            Tom E. Carlile                        and Controller

(iv)   Directors:

          George J. Harad                           Paul J. Phoenix
          George J. Harad                           Paul J. Phoenix

          Anne L. Armstrong                       A. William Reynolds
          Anne L. Armstrong                       A. William Reynolds

          Robert E. Coleman                           Jane E. Shaw
          Robert E. Coleman                           Jane E. Shaw

         Robert K. Jaedicke                         Frank A. Shrontz
         Robert K. Jaedicke                         Frank A. Shrontz

        Donald S. Macdonald                          Edson W. Spencer
        Donald S. Macdonald                          Edson W. Spencer

          James A. McClure                         Ward W. Woods, Jr.
          James A. McClure                         Ward W. Woods, Jr.

                CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

      As independent public accountants, we consent to the incorporation of our report dated January 28, 1997, included or incorporated by reference in this Form 10-K for the year ended December 31, 1996, into Boise Cascade Corporation's previously filed post-effective amendment No. 1 to Form S-8 registration statement (File No. 33-28595); post-effective amendment No. 1 to Form S-8 registration statement (File No. 33-21964); the registration statement on Form S-8 (File No. 33-31642); the registration statement on Form S-8 (File No. 33-45675); the registration statement on Form S-3
(File No. 33-54533); the registration statement on Form S-3
(File No. 33-55396); the registration statement on Form S-8
(File No. 33-62263); and the registration statement on Form S-8 (File
No. 333-22707).



                                                   ARTHUR ANDERSEN LLP



Boise, Idaho
March 17, 1997

                           BOISE CASCADE CORPORATION

                               INDEX TO EXHIBITS
                         Filed with the Annual Report
                             on Form 10-K for the
                         Year Ended December 31, 1996


                                                                          Page
Number          Description                                              Number

2     (1)      Acquisition Agreement Among Boise Cascade Corporation,
                 Oxford Paper Company, Mead Oxford Corporation, and
                 The Mead Corporation, dated September 28, 1996              -
3.1   (2)      Restated Certificate of Incorporation, as restated to date    -
3.2   (3)      Bylaws, as amended, September 29, 1994                        -
4.1   (4)      Trust Indenture between Boise Cascade Corporation and
                 Morgan Guaranty Trust Company of New York, Trustee,
                 dated October 1, 1985, as amended                           -
4.2            1997 Revolving Credit Agreement -- $600,000,000, dated
                 as of March 11, 1997
4.3    (5)     Shareholder Rights Plan, as amended September 25, 1990        -
9              Inapplicable                                                  -
10.1   (6)     Key Executive Performance Plan for Executive Officers,
                 as amended through December 7, 1995                         -
10.2   (6)     1986 Executive Officer Deferred Compensation Plan,
                 as amended through December 7, 1995                         -
10.3   (7)     1983 Board of Directors Deferred Compensation Plan,
                 as amended through July 26, 1996                            -
10.4   (6)     1982 Executive Officer Deferred Compensation Plan,
                 as amended through December 7, 1995                         -
10.5   (8)     Executive Officer Severance Pay Policy                        -
10.6   (6)     Supplemental Early Retirement Plan for Executive Officers,
                 as amended through December 7, 1995                         -
10.7   (9)     Boise Cascade Corporation Supplemental Pension Plan,
                 effective as of January 1, 1994                             -
10.8   (7)     1987 Board of Directors Deferred Compensation Plan,
                 as amended through July 26, 1996                            -
10.9   (7)     1984 Key Executive Stock Option Plan and Form of Agreement,
                 as amended through July 25, 1996                            -
10.10  (8)     Executive Officer Group Life Insurance Plan description       -
10.11  (6)     Executive Officer 1980 Split-Dollar Life Insurance Plan,
                 as amended through December 7, 1995                         -
10.12  (6)     Forms of Agreements with Executive Officers, as amended
                 through December 7, 1995                                    -
10.13          Supplemental Health Care Plan for Executive Officers,
                 as revised July 31, 1996
10.14  (8)     Nonbusiness Use of Corporate Aircraft Policy, as amended      -
10.15  (8)     Executive Officer Financial Counseling Program description    -
10.16  (8)     Family Travel Program description                             -
10.17  (8)     Form of Directors' Indemnification Agreement                  -
10.18          Deferred Compensation and Benefits Trust, as amended and
                 restated as of December 13, 1996
10.19  (6)     Director Stock Compensation Plan, as amended through
                 December 7, 1995                                            -
10.20  (6)     Boise Cascade Corporation Director Stock Option Plan,
                 as amended through December 7, 1995                         -
10.21  (6)     1995 Executive Officer Deferred Compensation Plan,
                 effective January 1, 1996                                   -
10.22  (6)     1995 Board of Directors Deferred Compensation Plan,
                 effective January 1, 1996                                   -
10.23  (6)     Boise Cascade Corporation 1995 Split-Dollar Life Insurance
                 Plan, as amended through December 7, 1995                   -
10.24          1996 and 1997 Performance Criteria for the Key Executive
                 Performance Plan for Executive Officers
11             Computation of Per Share Earnings
12             Ratio of Earnings to Fixed Charges
13.1           Incorporated sections of the Boise Cascade Corporation
                 1996 Annual Report
13.2           Incorporated sections of the Boise Cascade Corporation
                 Fact Book for the fourth quarter of 1996
16             Inapplicable                                                  -
18             Inapplicable                                                  -
21             Significant subsidiaries of the registrant
22             Inapplicable                                                  -
23             Consent of Arthur Andersen LLP  (See page 19)                 -
24             Inapplicable                                                  -
27             Financial Data Schedule
99             Inapplicable                                                  -

(1) Exhibit 2 was filed under the same exhibit number in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and is incorporated herein by reference.

(2) The Restated Certificate of Incorporation was filed as Exhibit 3 in the Company's Quarterly Report on Form 10-Q for the quarter ended
    March 31, 1996, and is incorporated herein by reference.

(3) The Bylaws, as amended September 29, 1994, were filed as Exhibit 3 in the Company's Quarterly Report on Form 10-Q for the quarter ended
    September 30, 1994, and are incorporated herein by reference.

(4) The Trust Indenture between Boise Cascade Corporation and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended, was filed as Exhibit 4 in the Registration Statement on Form S-3
    No. 33 5673, filed May 13, 1986. The First Supplemental Indenture, dated December 20, 1989, to the Trust Indenture between Boise Cascade Corporation and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, was filed as Exhibit 4.2 in the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 No. 33-32584, filed December 20, 1989. The Second Supplemental Indenture, dated August 1, 1990, to the Trust Indenture was filed as Exhibit 4.1 in the Company's Current Report on Form 8-K filed on August 10, 1990. Each of the documents referenced in this footnote is incorporated herein by reference.

(5) The Rights Agreement, dated as of December 13, 1988, as amended September 25, 1990, was filed as Exhibit 1 in the Company's Form 8-K filed with the Securities and Exchange Commission on September 25, 1990, and is incorporated herein by reference.

(6) Exhibits 10.1, 10.2, 10.4, 10.6, 10.11, 10.12, 10.19, 10.20, 10.21,
    10.22, and 10.23 were filed under the same exhibit numbers in the Company's 1995 Annual Report on Form 10-K and are incorporated herein by reference.

(7) The 1983 Board of Directors Deferred Compensation Plan, 1987 Board of Directors Deferred Compensation Plan, and 1984 Key Executive Stock Option Plan and Form of Agreement were filed as Exhibits 10.1, 10.2, and 10.3, respectively, in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and are incorporated herein by reference.

(8) Exhibits 10.5, 10.10, 10.14, 10.15, 10.16, and 10.17 were filed under the same exhibit numbers in the Company's 1993 Annual Report on Form 10-K and are incorporated herein by reference.

(9) Exhibit 10.7 was filed under the same exhibit number in the Company's 1994 Annual Report on Form 10-K and is incorporated herein by reference.