Form 10-Q
period 1997-03-31
BOISE CASCADE CORP
filed 1997-05-12
CIK 12978

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                F O R M  10 - Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1997


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Shares Outstanding
            Class                               as of April 30, 1997
      Common stock, $2.50 par value                   48,534,360

                        PART I - FINANCIAL INFORMATION

                          STATEMENTS OF INCOME (LOSS)
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                  (unaudited)

Item 1.     Financial Statements
                                                 Three Months Ended March 31
                                                    1997             1996
                                                  (expressed in thousands,
                                                   except per share data)
Revenues
  Sales                                           $1,273,610      $1,227,600
  Other income (expense), net                           (260)          6,260
                                                  __________      __________
                                                   1,273,350       1,233,860
                                                  __________      __________

Costs and expenses
  Materials, labor, and other operating expenses   1,048,020         967,620
  Depreciation and cost of company timber
    harvested                                         56,470          55,340
  Selling and administrative expenses                163,500         135,810
                                                  __________      __________
                                                   1,267,990       1,158,770
                                                  __________      __________

Equity in net income of affiliates                        30           1,090
                                                  __________      __________


Income from operations                                 5,390          76,180
                                                  __________      __________

Interest expense                                     (27,700)        (30,560)
Interest income                                        2,090             340
Foreign exchange loss                                    (10)           (250)
Gain on subsidiary's issuance of stock                  -                430
                                                  __________      __________
                                                     (25,620)        (30,040)
                                                  __________      __________

Income (loss) before income taxes and
  minority interest                                  (20,230)         46,140

Income tax provision (benefit)                        (7,890)         17,830
                                                  __________      __________
Income (loss) before minority interest               (12,340)         28,310
Minority interest, net of income tax                  (2,870)         (2,800)
                                                  __________      __________
Net income (loss)                                 $  (15,210)     $   25,510

Net income (loss) per common share
  Primary                                             $ (.51)         $  .32

  Fully diluted                                       $ (.51)         $  .30

Dividends declared per common share                   $  .15          $  .15




  The accompanying notes are an integral part of these Financial Statements.

                            SEGMENT INFORMATION
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                  (unaudited)


                                               Three Months Ended March 31
                                                  1997             1996
                                                (expressed in thousands)

Segment sales
  Paper and paper products                     $  370,554      $  495,925
  Office products                                 597,871         461,423
  Building products                               377,382         347,957
  Intersegment eliminations and other             (72,197)        (77,705)
                                               __________      __________
                                               $1,273,610      $1,227,600

Segment operating income (loss)
  Paper and paper products                     $  (22,667)     $   53,427
  Office products                                  28,515          27,615
  Building products                                10,392             888
  Equity in net income of affiliates                   30           1,090
  Corporate and other                             (10,880)         (6,840)
                                               __________      __________
    Income from operations                     $    5,390      $   76,180






























  The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS


ASSETS                                      (unaudited)
                                              March 31           December 31
                                         1997          1996          1996
                                               (expressed in thousands)
Current
  Cash and cash items                 $   70,913    $   39,721   $   40,066
  Short-term investments at cost,
    which approximates market             99,112         8,944      220,785
                                      __________    __________   __________
                                         170,025        48,665      260,851

  Receivables, less allowances of
    $5,105,000, $3,734,000, and
    $4,911,000                           505,515       484,017      476,339
  Inventories                            512,854       617,208      540,433
  Deferred income tax benefits            57,402        78,858       53,728
  Other                                   26,676       130,936       24,053
                                      __________    __________   __________
                                       1,272,472     1,359,684    1,355,404
                                      __________    __________   __________

Property
  Property and equipment
    Land and land improvements            40,174        40,191       40,393
    Buildings and improvements           470,570       464,661      452,578
    Machinery and equipment            3,917,249     4,433,607    3,859,124
                                      __________    __________   __________
                                       4,427,993     4,938,459    4,352,095
  Accumulated depreciation            (1,849,420)   (2,198,192)  (1,798,349)
                                      __________    __________   __________
                                       2,578,573     2,740,267    2,553,746
  Timber, timberlands, and timber
    deposits                             293,678       377,165      293,028
                                      __________    __________   __________
                                       2,872,251     3,117,432    2,846,774
                                      __________    __________   __________

Investments in equity affiliates          35,479        31,706       19,430
Other assets                             495,996       425,061      489,101
                                      __________    __________   __________
Total assets                          $4,676,198    $4,933,883   $4,710,709















  The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY
                                              (unaudited)
                                                March 31          December 31
                                            1997        1996          1996
                                               (expressed in thousands)
Current
  Notes payable                          $   25,600  $   93,000  $   36,700
  Current portion of long-term debt         156,886      18,653     157,304
  Income taxes payable                        5,261         707       3,307
  Accounts payable                          421,064     410,910     427,224
  Accrued liabilities
    Compensation and benefits               118,240     138,923     119,282
    Interest payable                         26,880      25,496      31,585
    Other                                   157,345     153,316     157,156
                                         __________  __________  __________
                                            911,276     841,005     932,558
                                         __________  __________  __________

Debt
  Long-term debt, less current portion    1,359,753   1,552,726   1,330,011
  Guarantee of ESOP debt                    196,116     213,934     196,116
                                         __________  __________  __________
                                          1,555,869   1,766,660   1,526,127
                                         __________  __________  __________
Other
  Deferred income taxes                     239,665     298,727     249,676
  Other long-term liabilities               242,601     255,290     240,323
                                         __________  __________  __________
                                            482,266     554,017     489,999
                                         __________  __________  __________
Minority interest                            85,862      70,386      81,534
                                         __________  __________  __________
Shareholders' equity
  Preferred stock -- no par value;
    10,000,000 shares authorized;
    Series D ESOP:  $.01 stated
      value; 5,695,464; 6,062,101;
      and 5,904,788 shares outstanding      256,296     272,795     265,715
    Deferred ESOP benefit                  (196,116)   (213,934)   (196,116)
    Series F:  $.01 stated value;
      115,000 shares outstanding            111,043     111,043     111,043
    Series G:  $.01 stated value;
      862,500 shares outstanding            176,404     176,404     176,404
  Common stock -- $2.50 par value;
    200,000,000 shares authorized;
    48,511,585; 48,400,340; and
    48,276,861 shares outstanding           121,328     120,051     121,191
  Additional paid-in capital                233,846     216,392     230,728
  Retained earnings                         938,124   1,019,064     971,526
                                         __________  __________  __________
    Total shareholders' equity            1,640,925   1,701,815   1,680,491
                                         __________  __________  __________
Total liabilities and shareholders'
  equity                                 $4,676,198  $4,933,883  $4,710,709





  The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                 Three Months Ended March 31
                                                       1997        1996
                                                   (expressed in thousands)
Cash provided by (used for) operations
  Net income (loss)                                $  (15,210) $   25,510
  Items in income (loss) not using (providing) cash
    Equity in net income of affiliates                    (30)     (1,090)
    Depreciation and cost of company timber
      harvested                                        56,470      55,340
    Deferred income tax provision (benefit)            (9,742)      9,059
    Minority interest, net of income tax                2,870       2,800
    Amortization and other                              4,981       5,084
  Gain on subsidiary's issuance of stock                 -           (430)
  Receivables                                         (26,644)     13,533
  Inventories                                          29,899     (24,923)
  Accounts payable and accrued liabilities            (15,002)    (26,072)
  Current and deferred income taxes                     1,172     (28,865)
  Other                                                   487       3,551
                                                   __________  __________
    Cash provided by operations                        29,251      33,497
                                                   __________  __________

Cash provided by (used for) investment
  Expenditures for property and equipment             (80,294)   (170,616)
  Expenditures for timber and timberlands              (1,797)     (1,795)
  Investments in equity affiliates, net               (16,014)     (4,659)
  Purchases of facilities                              (7,748)   (129,259)
  Other                                               (11,168)     18,394
                                                   __________  __________
    Cash used for investment                         (117,021)   (287,935)
                                                   __________  __________

Cash provided by (used for) financing
  Cash dividends paid
    Common stock                                       (7,271)     (7,164)
    Preferred stock                                    (6,161)     (6,126)
                                                   __________  __________
                                                      (13,432)    (13,290)
  Notes payable                                       (11,100)     76,000
  Additions to long-term debt                          30,000     338,893
  Payments of long-term debt                             (676)   (153,127)
  Other                                                (7,848)      3,158
                                                   __________  __________
    Cash provided by (used for) financing              (3,056)    251,634
                                                   __________  __________

Decrease in cash and short-term investments           (90,826)     (2,804)

Balance at beginning of the year                      260,851      51,469
                                                   __________  __________

Balance at March 31                                $  170,025  $   48,665



  The accompanying notes are an integral part of these Financial Statements.

Notes to Quarterly Financial Statements

(1) BASIS OF PRESENTATION. The quarterly financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read together with the statements and the accom-panying notes included in the Company's 1996 Annual Report.

      The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included. The net income (loss) for the three months ended
      March 31, 1997 and 1996, was subject to seasonal variations and necessarily involved estimates and accruals. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2) NET INCOME (LOSS) PER COMMON SHARE. Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by applicable shares outstanding. For the three months ended March 31, 1997, the computation of fully diluted net loss per share was antidilutive; therefore, amounts reported for primary and fully diluted loss were the same.

                                               Three Months Ended March 31
                                                   1997             1996
                                                 (expressed in thousands)

      Net Income (loss) as reported            $   (15,210)     $    25,510
        Preferred dividends                         (9,713)          (9,849)
                                               ___________      ___________
      Primary income (loss)                        (24,923)          15,661
        Assumed conversions:
          Preferred dividends eliminated              -               3,739
          Supplemental ESOP contribution              -              (3,195)
                                               ___________      ___________
      Fully diluted income (loss)              $   (24,923)     $    16,205

      Average number of common shares
        Average shares outstanding                  48,512           47,858
        Dilutive effect of stock options              -                 542
        Dilutive effect of convertible
          preferred stock - Series G                  -                -
                                               ___________      ___________
      Primary                                       48,512           48,400
        Additional dilutive effect of
          stock options                               -                 106
        Dilutive effect of convertible
          preferred stock - Series D                  -               4,897
                                               ___________      ___________
      Fully diluted                                 48,512           53,403

      Average number of common shares
        if all convertible securities
        were dilutive

      Primary shares                                55,771           55,309

      Fully diluted shares                          60,427           60,312

      Primary income excludes, and primary loss includes, the aggregate amount of dividends on the Company's preferred stock, if dilutive. The dividend attributable to the Company's Series D convertible preferred stock held by the Company's ESOP (employee stock ownership plan) is net of a tax benefit. To determine the fully diluted income (loss), dividends on convertible preferred stock and interest, net of any applicable taxes, have been added back to primary income (loss) to reflect assumed conversions, if dilutive. The fully diluted income was reduced by, and the fully diluted loss was increased by, the dilutive after-tax amount of additional contributions that the Company would be required to make to its ESOP if the Series D ESOP preferred shares were converted to common stock.

      For the three months ended March 31, 1997 and 1996, primary average shares included common shares outstanding and, if dilutive, common stock equivalents attributable to stock options and Series G conversion preferred stock. For the three months ended March 31, 1997 and 1996, common stock equivalents attributable to the effect of the Series G conversion preferred stock were antidilutive. Additionally, for the three months ended March 31, 1997, common stock equivalents attributable to stock options were antidilutive. Accordingly, 7,259,000 common stock equivalent shares for the three months ended March 31, 1997, and 6,909,000 common stock equivalent shares for the three months ended March 31, 1996, were excluded from the average number of primary common shares.

      In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's other convertible securities, if dilutive. For the three months ended March 31, 1997, all adjustments to arrive at the average number of fully diluted common shares were antidilutive. Accordingly, 11,915,000 common equivalent and other convertible shares were excluded from the average number of fully diluted common shares for that period. For the three months ended March 31, 1996, 6,909,000 common equivalent shares were excluded from the average number of fully diluted common shares.

      In February 1997, the Financial Accounting Standards Board issued Statement 128, Earnings Per Share, which will be implemented in the fourth quarter of 1997. The statement will have no impact on previously reported fully diluted earnings (loss) per share which will be renamed diluted earnings (loss) per share. Primary earnings (loss) per share will be replaced with basic earnings (loss) per share which will not be significantly different than the previously reported primary earnings
      (loss) per share.

(3)   INVENTORIES.  Inventories include the following:

                                                  March 31      December 31
                                              1997       1996       1996
                                                 (expressed in thousands)

      Finished goods and work in process    $391,133   $456,299    $390,694
      Logs                                    61,567     95,535      98,883
      Other raw materials and supplies       141,229    176,927     131,631
      LIFO reserve                           (81,075)  (111,553)    (80,775)
                                            ________   ________    ________
                                            $512,854   $617,208    $540,443

(4) INCOME TAXES. The estimated tax benefit rate for the first three months of 1997, was 39%. The estimated tax provision rate, excluding the effect of not providing taxes related to "Gain on subsidiary's issuance of stock," for the first three months of 1996 was 39%. The actual annual 1996 tax provision rate, excluding the effect of not providing taxes related to "Gain on subsidiary's issuance of stock" was 46%. The change in the rate was due primarily to the sensitivity of the rate to lower income levels and the mix of income sources.

(5) DEBT. On March 11, 1997, the Company signed a new revolving credit agreement with a group of banks. The new agreement allows the Company to borrow as much as $600 million at variable interest rates based on customary indices, and expires in June 2002. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. The new agreement replaces the Company's previous $600 million revolving credit agreement that would have expired in June 2000. At March 31, 1997, there were no borrowings under this agreement. The Company's majority-owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), has a $350 million revolving credit agreement with a group of banks. Borrowing under this agreement was $170.0 million at March 31, 1997. Also at March 31, 1997, BCOP had $25.6 million of short-term borrowings outstanding.

(6) BOISE CASCADE OFFICE PRODUCTS CORPORATION. During the first three months of 1997, BCOP made two acquisitions which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to results of operations or the financial position of the Company. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in BCOP's operations subsequent to the dates of acquisition.

      On January 31, 1997, BCOP acquired the stock of the contract stationer business of The Office Stop, based in Butte, Montana. On February 28, 1997, BCOP acquired the assets of the contract stationer business of Florida Ribbon and Carbon, based in Jacksonville, Florida. In January 1997, BCOP also completed a joint venture with Otto Versand to direct market office products in Europe, initially in Germany. These transactions, including the joint venture with Otto Versand, were completed for cash of $14.9 million, $2.9 million of BCOP common stock issued, and the recording of $1.0 million of acquisition liabilities.

      On February 5, 1996, BCOP completed the acquisition of 100% of the shares of Grand & Toy Limited (Grand & Toy) from Cara Operations Limited (Toronto). On January 31, February 9, and March 29, 1996, BCOP acquired businesses in New Mexico, Maine, Vermont, and Wisconsin. These businesses were acquired for cash of $129.3 million and the recording of $18.4 million of acquisition liabilities.

      Unaudited pro forma results of operations reflecting the acquisitions would have been as follows. If the 1997 acquisitions had occurred on January 1, 1997, sales for the first three months of 1997 would have increased by $3.6 million. There would have been no significant change to net income and loss per common share. If the 1997 and 1996 acquisitions had occurred on January 1, 1996, sales for the first three months of 1996 would have increased by $36.3 million. There would have been no significant change to net income and earnings per common share. This unaudited pro forma financial information does not necessarily represent the actual consolidated results of operations that would have resulted if the acquisitions had occurred on the dates assumed.

(7) SHAREHOLDER'S EQUITY. In October 1995, the Company announced that its board of directors had authorized the Company to purchase up to 4,300,000 shares of its common stock or common stock equivalents. The authorization superseded all previous stock buyback authorizations. In 1996, the Company announced that because of weakening operating condi-tions in the Company's paper and wood products businesses, and the decision to fund the Jackson pulp and paper mill expansion without a joint venture partner, the Company has slowed the purchase of its common stock or common stock equivalents. Since October 1995, the Company purchased 624,011 shares of stock through March 31, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 1997, Compared With Three Months Ended March 31,
1996

Boise Cascade Corporation's net loss for the first quarter of 1997 was $15.2 million, compared with net income of $25.5 million for the first quarter of 1996. Primary and fully diluted loss per common share for the first quarter of 1997 were 51 cents. For the same quarter in 1996, primary earnings per common share were 32 cents, while fully diluted earnings per common share were 30 cents.

Sales for the first quarter of 1997 were $1.3 billion compared with $1.2 billion for the first quarter of 1996.

The Company's paper segment reported an operating loss of $22.7 million in the first quarter of 1997, compared with operating income of $53.4 million in the first quarter of 1996. Sales fell 25% to $370.6 million in the first quarter of 1997 from $495.9 million in the first quarter of 1996. The decline in results was due primarily to lower paper prices. Average prices for all of the Company's paper grades declined from first-quarter 1996 levels by $175 a ton, or 26%. Sales volumes for the first quarter of 1997 were 634,000 tons, compared with 602,000 tons in the first quarter of 1996 and 511,000 tons excluding the Company's coated paper publication business, which was sold November 1, 1996. The sold business contributed $90.1 million of sales and $18.8 million of operating income in the first quarter of 1996.

Paper segment manufacturing costs in the first quarter of 1997 were $509 per ton compared with $593 per ton in the comparison quarter. Excluding manufacturing costs associated with the sold coated paper publication business, first quarter 1996 costs were $560 per ton. The decrease from quarter to quarter was due primarily to lower fiber costs and fixed costs being spread over a larger number of tons of paper produced.

Operating income in the office products segment improved in the first quarter of 1997 to $28.5 million, compared with $27.6 million in the prior-year quarter. Net sales in the first quarter of 1997 increased 30% to $597.9 million, compared with $461.4 million in the first quarter of 1996. The growth in sales resulted primarily from acquisitions and product line extensions. Same location sales increased 12% in the first quarter of 1997, compared with sales in the first quarter of 1996. Significant paper price declines from the same quarter a year ago constrained revenue growth in the current quarter. Gross margins were 25.2% in the first quarter of 1997 relative to 26.6% in the year-ago first quarter. The decrease in gross margins was due, in part, to the fact that in the first quarter of 1996, paper costs to BCOP were declining rapidly from the peak reached late in 1995, which raised their gross margin in the first half of 1996. Also, the decrease in gross margins was partly due to sales growth in technology-related products, which have lower gross margins than BCOP's more traditional office products line.

Building products operating income increased from $.9 million for the year-ago first quarter to $10.4 million in the first quarter of 1997. Results for the quarter just ended were stronger than those of a year ago, largely because of improved prices for lumber and plywood. Relative to the year-ago quarter, average prices for lumber increased 24% and plywood prices increased 4%. Unit sales volumes for lumber and plywood decreased 5% and 4% respectively, compared with the year-ago volumes. In the engineered wood products business, total net sales dollars increased 25% compared with last year. Sales for the building products segment were $377.4 million in the first quarter of 1997, up 8% compared with the $348.0 million reported in the first quarter of 1996.
For the first quarter of 1997, building materials distribution sales were up 18% from the comparison quarter. The improvement in sales resulted primarily from the addition of three new distribution centers purchased in 1996.

Interest expense was $27.7 million in the first quarter of 1997, compared with $30.6 million in the same period last year. However, capitalized interest in the first quarter of 1997 totaled $6.4 million compared with $2.9 million in the first quarter of 1996. The increase was due primarily to the expansion of the Jackson pulp and paper mill. With the start-up of the expansion in April 1997, the amount of interest capitalized will decrease significantly. The Company's debt is predominately fixed rate. Consequently, the Company experiences only modest changes in interest expense when market interest rates change.

Financial Condition

At March 31, 1997, the Company had working capital of $361.2 million. Working capital was $518.7 million at March 31, 1996, and $422.8 million at December 31, 1996. Cash provided by operations was $29.3 million for the first three months of 1997, compared with $33.5 million for the same period in 1996.

On March 11, 1997, the Company signed a new revolving credit agreement with a group of banks. The new agreement allows the Company to borrow as much as $600 million at variable interest rates based on customary indices, and expires in June 2002. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under this agreement. The new agreement replaces the Company's previous $600 million revolving credit agreement that would have expired in June 2000. At March 31, 1997, there were no borrowings under the new agreement.

At March 31, 1997, BCOP had a $350.0 million revolving credit agreement with a group of banks that expires in 2001 and provides for variable rates of interest based upon customary indices. As of March 31, 1997, borrowings under the agreement totaled $170.0 million. The BCOP revolving credit facility contains customary terms, including covenants specifying a minimum net worth, a minimum fixed charge coverage ratio, and a maximum leverage ratio. Also at March 31, 1997, BCOP had $25.6 million of short-term borrowings outstanding. At March 31, 1997, the Company and BCOP met all of the financial covenants related to their debt.

Capital expenditures for the first three months of 1997 and 1996 were $109.7 million and $320.0 million. Capital expenditures for the year ended December 31, 1996, were $832.2 million. The decrease in capital expenditures is primarily due to nearing completion of the Jackson pulp and paper mill expansion and lower acquisition spending by BCOP.

An expanded discussion and analysis of financial condition is presented on pages 18 and 19 of the Company's 1996 Annual Report under the captions "Financial Condition" and "Capital Investment."

Market Conditions

The Company's office products business is expected to continue to perform well, as it executes its growth strategy. Barring a downturn in the economy, the building products business should report seasonally improved results, with favorable wood products volumes and prices, while the paper business should strengthen over the course of the year, as order files firm, order backlogs lengthen, and paper prices improve. Boise Cascade's paper business is also expected to be aided later in the year by the addition of the new 330,000 tons-per-year uncoated free sheet paper machine at the Company's mill in Jackson, Alabama. The machine started up in April 1997.

New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement 128, Earnings Per Share, which will be implemented in the fourth quarter of 1997. The statement will have no impact on previously reported fully diluted earnings (loss) per share which will be renamed diluted earnings (loss) per share. Primary earnings (loss) per share will be replaced with basic earnings
(loss) per share which will not be significantly different than the previously reported primary earnings (loss) per share.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the Company's annual report on Form 10-K for the year ended December 31, 1996, for information concerning legal proceedings.

As reported in the Company's 1996 Form 10-K, on March 12, 1996, a lawsuit purporting to be a nationwide class action was filed against the Company in the Fourth Judicial District Court, Ada County, Idaho. This lawsuit alleges, among other allegations, that hardboard siding manufactured by the Company, which was used as exterior cladding for buildings, was inherently defective. The purported class, which has not been certified, is alleged to consist of all owners of buildings or structures in the United States on which hardboard siding manufactured by the Company is installed. The District Court is expected to decide the issue of class certification sometime between July and December 1997. The Complaint seeks, among other items, to declare the Company financially responsible for the repair and replacement of all such siding, to make restitution to the class members, and to award each class member compensatory and punitive damages. The Company discontinued manufacturing the hardboard siding product which is the subject of this litigation in 1984. The Company believes that there are valid factual and legal defenses to this case and will vigorously defend all claims asserted by the Plaintiffs.

The Company is involved in other litigation and administrative proceedings arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any pending litigation or administrative proceeding, including that described in the preceding paragraph, would not materially affect its financial condition or operations.

Item 2.  Changes in Securities

The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of a defined minimum under the Company's revolving credit agreement. At March 31, 1997, there were no borrowings under the agreement.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company held its annual shareholders meeting on April 18, 1997. A total of 55,112,379 shares of common and preferred stock were outstanding and entitled to vote at the meeting. Of the total outstanding, 49,136,831 shares were represented at the meeting.

Shareholders cast votes for election of the following directors whose terms expire in 1998:

                                  In Favor       Withheld       Not Voted

Philip J. Carroll                47,804,399      1,314,909       17,523
Gary G. Michael                  47,981,863      1,137,445       17,523

Shareholders cast votes for election of the following directors whose terms expire in 2000:

                                  In Favor       Withheld       Not Voted

George J. Harad                  48,001,175      1,118,133       17,523
Donald S. Macdonald              47,766,774      1,352,534       17,523
Jane E. Shaw                     48,027,919      1,091,389       17,523
Edson W. Spencer                 47,692,972      1,426,336       17,523

Continuing in office are Anne L. Armstrong and A. William Reynolds, whose terms expire in 1998, and Robert K. Jaedicke, Paul J. Phoenix, Frank A. Shrontz, and Ward W. Woods, Jr., whose terms expire in 1999.

The shareholders also ratified the appointment of Arthur Andersen LLP, as the Company's independent auditors for the year 1997 with votes cast 48,237,284 for, 625,894 against, 256,346 abstained, and 17,307 not voted.

Two shareholder advisory proposals presented for vote at the annual shareholders meeting were defeated. The proposal recommending that Boise Cascade's directors take action to reincorporate the Company in Idaho was defeated with votes cast 2,335,358 for, 41,013,201 against, 616,953 abstained, and 5,171,319 not voted. The other, recommending that the board take steps to declassify its structure so that all directors would stand for election annually, was defeated with votes cast 18,459,921 for, 25,247,670 against, 259,720 abstained, and 5,169,520 not voted.

Item 5.  Other Information

Not applicable.

Item 6.         Exhibits and Reports on Form 8-K

   (a)      Exhibits.

            A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by this reference.

   (b)      Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended March 31, 1997.

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

                                                 BOISE CASCADE CORPORATION

    As Duly Authorized Officer and
    Chief Accounting Officer:                  /s/Tom E. Carlile
                                                 Tom E. Carlile
                                                 Vice President and Controller




Date:  May 12, 1997

                           BOISE CASCADE CORPORATION
                               INDEX TO EXHIBITS
                 Filed With the Quarterly Report on Form 10-Q
                     for the Quarter Ended March 31, 1997

Number     Description                                     Page Number

11         Computation of Per Share Earnings
12         Ratio of Earnings to Fixed Charges
27         Financial Data Schedule