Form 10-Q
period 1997-06-30
BOISE CASCADE CORP
filed 1997-08-12
CIK 12978

UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                                F O R M  10 - Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 1997


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Shares Outstanding
            Class                               as of July 31, 1997
      Common stock, $2.50 par value                   55,606,454

                        PART I - FINANCIAL INFORMATION

                              STATEMENTS OF LOSS
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                  (unaudited)

Item 1.     Financial Statements
                                                 Three Months Ended June 30
                                                    1997             1996
                                                  (expressed in thousands,
                                                   except per share data)
Revenues
  Sales                                           $1,333,010      $1,261,510
  Other income (expense), net                           (200)           (620)
                                                  __________      __________
                                                   1,332,810       1,260,890
                                                  __________      __________

Costs and expenses
  Materials, labor, and other operating expenses   1,100,500       1,057,730
  Depreciation and cost of company timber
    harvested                                         55,550          57,720
  Selling and administrative expenses                168,100         139,520
                                                  __________      __________
                                                   1,324,150       1,254,970
                                                  __________      __________

Equity in net income (loss) of affiliates             (1,610)            860
                                                  __________      __________


Income from operations                                 7,050           6,780
                                                  __________      __________

Interest expense                                     (31,680)        (32,890)
Interest income                                        1,740             410
Foreign exchange loss                                    (40)           (410)
Gain on subsidiary's issuance of stock                  -              1,590
                                                  __________      __________
                                                     (29,980)        (31,300)
                                                  __________      __________

Loss before income taxes and minority interest       (22,930)        (24,520)

Income tax benefit                                    (8,940)        (10,180)
                                                  __________      __________
Loss before minority interest                        (13,990)        (14,340)
Minority interest, net of income tax                  (2,240)         (2,610)
                                                  __________      __________
Net loss                                          $  (16,230)     $  (16,950)

Net loss per common share
  Primary                                             $ (.53)         $ (.55)

  Fully diluted                                       $ (.53)         $ (.55)

Dividends declared per common share                   $  .15          $  .15




  The accompanying notes are an integral part of these Financial Statements.

                            SEGMENT INFORMATION
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                  (unaudited)


                                               Three Months Ended June 30
                                                  1997             1996
                                                (expressed in thousands)

Segment sales
  Paper and paper products                     $  385,500      $  466,260
  Office products                                 600,470         460,767
  Building products                               431,310         410,972
  Intersegment eliminations and other             (84,270)        (76,489)
                                               __________      __________
                                               $1,333,010      $1,261,510

Segment operating income (loss)
  Paper and paper products                     $  (18,804)     $  (15,209)
  Office products                                  24,855          24,941
  Building products                                17,591           6,378
  Equity in net income (loss) of affiliates        (1,610)            860
  Corporate and other                             (14,982)        (10,190)
                                               __________      __________
    Income from operations                     $    7,050      $    6,780





















  The accompanying notes are an integral part of these Financial Statements.

                          STATEMENTS OF INCOME (LOSS)
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                  (unaudited)


                                                  Six Months Ended June 30
                                                    1997             1996
                                                  (expressed in thousands,
                                                   except per share data)
Revenues
  Sales                                           $2,606,620      $2,489,110
  Other income (expense), net                           (460)          5,640
                                                  __________      __________
                                                   2,606,160       2,494,750
                                                  __________      __________

Costs and expenses
  Materials, labor, and other operating expenses   2,148,520       2,025,350
  Depreciation and cost of company timber
    harvested                                        112,020         113,060
  Selling and administrative expenses                331,600         275,330
                                                  __________      __________
                                                   2,592,140       2,413,740
                                                  __________      __________

Equity in net income (loss) of affiliates             (1,580)          1,950
                                                  __________      __________


Income from operations                                12,440          82,960
                                                  __________      __________

Interest expense                                     (59,380)        (63,450)
Interest income                                        3,830             750
Foreign exchange loss                                    (50)           (660)
Gain on subsidiary's issuance of stock                  -              2,020
                                                  __________      __________
                                                     (55,600)        (61,340)
                                                  __________      __________

Income (loss) before income taxes and
  minority interest                                  (43,160)         21,620

Income tax provision (benefit)                       (16,830)          7,650
                                                  __________      __________
Income (loss) before minority interest               (26,330)         13,970
Minority interest, net of income tax                  (5,110)         (5,410)
                                                  __________      __________
Net income (loss)                                 $  (31,440)     $    8,560

Net loss per common share
  Primary                                             $(1.04)         $ (.23)

  Fully diluted                                       $(1.04)         $ (.23)

Dividends declared per common share                   $  .30          $  .30




  The accompanying notes are an integral part of these Financial Statements.

                            SEGMENT INFORMATION
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                  (unaudited)


                                                Six Months Ended June 30
                                                  1997             1996
                                                (expressed in thousands)

Segment sales
  Paper and paper products                     $  756,054      $  962,185
  Office products                               1,198,341         922,190
  Building products                               808,692         758,929
  Intersegment eliminations and other            (156,467)       (154,194)
                                               __________      __________
                                               $2,606,620      $2,489,110

Segment operating income (loss)
  Paper and paper products                     $  (41,471)     $   38,218
  Office products                                  53,370          52,556
  Building products                                27,983           7,266
  Equity in net income (loss) of affiliates        (1,580)          1,950
  Corporate and other                             (25,862)        (17,030)
                                               __________      __________
    Income from operations                     $   12,440      $   82,960














  The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                                  (unaudited)

ASSETS
                                               June 30           December 31
                                         1997          1996          1996
                                               (expressed in thousands)
Current
  Cash and cash items                 $   80,538    $   55,612   $   40,066
  Short-term investments at cost,
    which approximates market            168,284         5,644      220,785
                                      __________    __________   __________
                                         248,822        61,256      260,851

  Receivables, less allowances of
    $6,030,000, $4,818,000, and
    $4,911,000                           516,931       495,349      476,339
  Inventories                            501,865       576,400      540,433
  Deferred income tax benefits            60,910        59,468       53,728
  Other                                   32,760       150,205       24,053
                                      __________    __________   __________
                                       1,361,288     1,342,678    1,355,404
                                      __________    __________   __________

Property
  Property and equipment
    Land and land improvements            47,995        41,757       40,393
    Buildings and improvements           492,006       483,043      452,578
    Machinery and equipment            4,032,427     4,578,610    3,859,124
                                      __________    __________   __________
                                       4,572,428     5,103,410    4,352,095
  Accumulated depreciation            (1,967,638)   (2,241,208)  (1,798,349)
                                      __________    __________   __________
                                       2,604,790     2,862,202    2,553,746
  Timber, timberlands, and timber
    deposits                             291,802       385,453      293,028
                                      __________    __________   __________
                                       2,896,592     3,247,655    2,846,774
                                      __________    __________   __________

Investments in equity affiliates          31,566        31,142       19,430
Other assets                             572,251       432,545      489,101
                                      __________    __________   __________
Total assets                          $4,861,697    $5,054,020   $4,710,709






  The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                                  (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 June 30          December 31
                                            1997        1996          1996
                                               (expressed in thousands)
Current
  Notes payable                          $   53,200  $   88,000  $   36,700
  Current portion of long-term debt         170,720      40,654     157,304
  Income taxes payable                        1,788       2,517       3,307
  Accounts payable                          443,096     416,470     427,224
  Accrued liabilities
    Compensation and benefits               117,072     145,506     119,282
    Interest payable                         31,889      31,227      31,585
    Other                                   151,061     132,672     157,156
                                         __________  __________  __________
                                            968,826     857,046     932,558
                                         __________  __________  __________

Debt
  Long-term debt, less current portion    1,513,061   1,679,880   1,330,011
  Guarantee of ESOP debt                    191,868     210,453     196,116
                                         __________  __________  __________
                                          1,704,929   1,890,333   1,526,127
                                         __________  __________  __________
Other
  Deferred income taxes                     233,631     279,331     249,676
  Other long-term liabilities               242,337     259,808     240,323
                                         __________  __________  __________
                                            475,968     539,139     489,999
                                         __________  __________  __________
Minority interest                            91,454      73,807      81,534
                                         __________  __________  __________
Shareholders' equity
  Preferred stock -- no par value;
    10,000,000 shares authorized;
    Series D ESOP:  $.01 stated
      value; 5,658,513; 6,023,932;
      and 5,904,788 shares outstanding      254,633     271,077     265,715
    Deferred ESOP benefit                  (191,868)   (210,453)   (196,116)
    Series F:  $.01 stated value;
      115,000 shares outstanding            111,043     111,043     111,043
    Series G:  $.01 stated value;
      862,500 shares outstanding            175,314     176,404     176,404
  Common stock -- $2.50 par value;
    200,000,000 shares authorized;
    48,717,500; 48,469,108; and
    48,476,366 shares outstanding           121,794     121,173     121,191
  Additional paid-in capital                239,818     230,557     230,728
  Retained earnings                         909,786     993,894     971,526
                                         __________  __________  __________
    Total shareholders' equity            1,620,520   1,693,695   1,680,491
                                         __________  __________  __________
Total liabilities and shareholders'
  equity                                 $4,861,697  $5,054,020  $4,710,709



  The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                   Six Months Ended June 30
                                                       1997        1996
                                                   (expressed in thousands)
Cash provided by (used for) operations
  Net income (loss)                                $  (31,440) $    8,560
  Items in income (loss) not using (providing) cash
    Equity in net (income) loss of affiliates           1,580      (1,950)
    Depreciation and cost of company timber
      harvested                                       112,020     113,060
    Deferred income tax provision (benefit)           (19,348)      6,785
    Minority interest, net of income tax                5,110       5,410
    Amortization and other                              8,859      11,048
  Gain on subsidiary's issuance of stock                 -         (2,020)
  Receivables                                         (18,986)      2,538
  Inventories                                          53,488      19,610
  Accounts payable and accrued liabilities             (4,389)    (19,105)
  Current and deferred income taxes                    (1,609)    (51,297)
  Other                                                (3,444)        191
                                                   __________  __________
    Cash provided by operations                       101,841      92,830
                                                   __________  __________

Cash provided by (used for) investment
  Expenditures for property and equipment            (151,721)   (346,449)
  Expenditures for timber and timberlands              (3,776)     (3,668)
  Investments in equity affiliates, net               (15,227)     (3,009)
  Purchase of facilities                              (92,530)   (139,188)
  Other                                               (17,366)     23,081
                                                   __________  __________
    Cash used for investment                         (280,620)   (469,233)
                                                   __________  __________

Cash provided by (used for) financing
  Cash dividends paid
    Common stock                                      (14,474)    (14,368)
    Preferred stock                                   (21,708)    (22,261)
                                                   __________  __________
                                                      (36,182)    (36,629)
  Notes payable                                        16,500      71,000
  Additions to long-term debt                         211,000     424,693
  Payments of long-term debt                          (14,534)    (89,772)
  Other                                               (10,034)     16,898
                                                   __________  __________
    Cash provided by financing                        166,750     386,190
                                                   __________  __________

Increase (decrease) in cash and short-term
  investments                                         (12,029)      9,787

Balance at beginning of the year                      260,851      51,469
                                                   __________  __________

Balance at June 30                                 $  248,822  $   61,256



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

      The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included. The net income (loss) for the three and six months ended June 30, 1997 and 1996, necessarily involved estimates and accruals. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2) NET LOSS PER COMMON SHARE. Net loss per common share was determined by dividing net loss, as adjusted, by applicable shares outstanding. For the three and six months ended June 30, 1997, the computation of fully diluted net loss per share was antidilutive; therefore, amounts reported for primary and fully diluted loss were the same.

                                 Three Months Ended      Six Months Ended
                                       June 30                June 30
                                   1997        1996       1997         1996
                                         (expressed in thousands)

      Net income (loss)
        as reported             $(16,230)   $(16,950)   $(31,440)   $  8,560
          Preferred dividends     (9,584)     (9,791)    (19,297)    (19,640)
                                ________    ________    ________    ________
      Primary and fully diluted $(25,814)   $(26,741)   $(50,737)   $(11,080)

      Average number of common
        shares outstanding        48,601      48,303      48,557      48,080

      Average number of common shares
        if all convertible securities
        were dilutive

          Primary shares          55,852      55,750      55,812      55,530

          Fully diluted shares    60,507      60,672      60,467      60,492

      Primary and fully diluted loss includes the aggregate amount of dividends on the Company's preferred stock, if dilutive. The dividend attributable to the Company's Series D convertible preferred stock held by the Company's ESOP (employee stock ownership plan) is net of a tax benefit.

      For the three and six months ended June 30, 1997 and 1996, primary average shares included common shares outstanding and, if dilutive, common stock equivalents attributable to stock options and Series G conversion preferred stock. For the three and six months ended June 30, 1997 and 1996, common stock equivalents attributable to stock options and the Series G conversion preferred stock were antidilutive. Accordingly, 7,251,000 and 7,255,000 common stock equivalent shares for the three and six months ended June 30, 1997, and 7,447,000 and 7,450,000 common stock equivalent shares for the three and six months ended June 30, 1996, were excluded from the average number of primary common shares.

      In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon con-version of the Company's other convertible securities, if dilutive. For the three and six months ended June 30, 1997 and 1996, all adjustments to arrive at the average number of fully diluted common shares were antidilutive. Accordingly, 11,906,000 and 11,910,000 common equivalent and other convertible shares were excluded from the average number of fully diluted common shares for the three and six months ended June 30, 1997. For the three and six months ended June 30, 1996, 12,369,000 and 12,412,000 common equivalent shares and other convertible shares were excluded from the average number of fully diluted common shares.

      In February 1997, the Financial Accounting Standards Board issued Statement 128, Earnings Per Share, which will be implemented in the fourth quarter of 1997. The statement will have no impact on previously reported fully diluted earnings per share which will be renamed diluted earnings (loss) per share. Primary earnings (loss) per share will be replaced with basic earnings (loss) per share which will not be significantly different than the previously reported primary earnings
      (loss) per share.

(3)   INVENTORIES.  Inventories include the following:

                                                   June 30      December 31
                                              1997       1996       1996
                                                 (expressed in thousands)

      Finished goods and work in process    $395,284   $431,917    $390,694
      Logs                                    46,955     87,383      98,883
      Other raw materials and supplies       140,886    167,850     131,631
      LIFO reserve                           (81,260)  (110,750)    (80,775)
                                            ________   ________    ________
                                            $501,865   $576,400    $540,443

(4) INCOME TAXES. The estimated tax benefit rate for the first six months of 1997 and 1996 was 39%. The actual annual 1996 tax provision rate, excluding the effect of not providing taxes related to "Gain on subsidiary's issuance of stock" was 46%. The change in the rate was due primarily to the sensitivity of the rate to lower income levels and the mix of income sources.

(5)   DEBT.   On March 11, 1997, the Company signed a new revolving credit agreement with a group of banks. The new agreement allows the Company to borrow as much as $600 million at variable interest rates based on customary indices and expires in June 2002. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. The new agreement replaces the Company's previous
      $600 million revolving credit agreement that would have expired in June 2000. At June 30, 1997, there were no borrowings under this agreement. The Company's majority-owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), signed a new revolving credit agreement with a group of banks on June 26, 1997. The new agreement allows BCOP to borrow as much as $450 million at variable interest rates based on customary indices and expires in June 2001. The BCOP revolving credit facility contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. BCOP may, subject to the covenants contained in the credit agreement and to market conditions, raise additional funds through the agreement and through other external debt or equity financings in the future. The new agreement replaces BCOP's previous $350 million revolving credit agreement. Borrowings under BCOP's agreement were $240 million at June 30, 1997 and $390 million at July 31, 1997. Also at June 30, 1997, BCOP had $53.2 million of short-term borrowings outstanding.

(6) BOISE CASCADE OFFICE PRODUCTS CORPORATION. During the first six months of 1997, BCOP, the Company's majority-owned subsidiary, made seven acquisitions which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to results of operations or the financial position of the Company. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in BCOP's operations subsequent to the dates of acquisition.

      On January 31, 1997, BCOP acquired the stock of the contract stationer business of The Office Stop, based in Butte, Montana. On February 28, 1997, BCOP acquired the assets of the contract stationer business of Florida Ribbon and Carbon, based in Jacksonville, Florida. On April 17, 1997, BCOP acquired the assets of the contract stationer business of Winter Bulk Business Suppliers, Ltd., based in Bolton, England. On April 30, 1997, BCOP acquired the assets of the computer consumables business of TDI, based in Raleigh-Durham, North Carolina. On May 30, 1997, BCOP acquired the assets of the computer consumables business of Carlyle Computer Products, Ltd., based in Winnipeg, Manitoba, Canada.
      On May 31, 1997, BCOP acquired the assets of the promotional products business of OstermanAPI, Inc., based in Maumee, Ohio. In conjunction with the acquisition of Ostermann, BCOP formed a majority-owned subsidiary, Boise Marketing Services, Inc. ("BMSI"), of which BCOP owns 88%. BCOP's previously acquired promotional products company, OWNCO, also became part of BMSI. In January 1997, BCOP also completed a joint venture with Otto Versand, of which BCOP owns 50%, to direct market office products in Europe, initially in Germany. These transactions, including the joint venture with Otto and the formation of the majority-owned promotional products subsidiary, were completed for cash of $99.7 million, $2.9 million of BCOP common stock, and the recording of $14.2 million of acquisition liabilities.

      On July 7, 1997, BCOP acquired 100% of the shares of Jean-Paul Guisset, S.A. ("JPG"), a French corporation. JPG is a direct marketer of office products in France. The negotiated purchase price was FF850.0 million (US$144.0 million) plus a price supplement payable in the year 2000, if certain earnings and sales growth targets are reached. No liability has been recorded for the price supplement as the amount of payment, if any, is not assured beyond a reasonable doubt. Approximately FF100.0 million (US$17.0 million) is available to be repatriated to BCOP out of existing cash in JPG as of closing. In addition to the cash paid, BCOP recorded $5.8 million of acquisition liabilities. The acquisition was funded by cash flow from operations and borrowings under BCOP's revolving credit agreement.

      On February 5, 1996, BCOP completed the acquisition of 100% of the shares of Grand & Toy Limited ("Grand & Toy") from Cara Operations Limited (Toronto). On January 31, February 9, March 29, April 26, and May 31, 1996, BCOP acquired businesses in New Mexico, Maine, Vermont, Wisconsin, Washington, and Michigan. These businesses were acquired for cash of $130.9 million, $1.6 million of BCOP's common stock, and the recording of $19.3 million of acquisition liabilities.

      Unaudited pro forma results of operations for the Company reflecting the acquisitions, including JPG, would have been as follows. If the 1997 acquisitions had occurred on January 1, 1997, sales for the first six months of 1997 would have increased by $100 million, net loss would have increased $1.4 million, and primary and fully diluted loss per share would have increased $.03. If the 1997 and 1996 acquisitions had occurred on January 1, 1996, sales for the first six months of 1996 would have increased by $178 million, net loss would have increased $.8 million and primary and fully diluted loss per share would have increased $.02. This unaudited pro forma financial information does not necessarily represent the actual consolidated results of operations that would have resulted if the acquisitions had occurred on the dates assumed.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended June 30, 1997, Compared With Three Months Ended June 30,
1996

Boise Cascade Corporation's net loss for the second quarter of 1997 was $16.2 million, compared with a net loss of $17.0 million for the second quarter of 1996. Primary and fully diluted loss per common share for the second quarter of 1997 was 53 cents. For the same quarter in 1996, primary and fully diluted loss per common share was 55 cents. Sales for the second quarter of 1997 and 1996 were $1.3 billion.

The Company's paper and paper products segment reported an operating loss of $18.8 million in the second quarter of 1997, compared with an operating loss of $15.2 million in the second quarter of 1996. Sales fell 17% to $385.5 million in the second quarter of 1997 from $466.3 million in the second quarter of 1996. The decline in results was caused by continued weak paper prices. Average prices for all of the Company's paper grades declined from second-quarter 1996 levels by $72 a ton, or 12%. Sales volumes for the second quarter of 1997 were 621,000 tons, compared with 656,000 tons in the second quarter of 1996. The Company's coated paper publication business, which was sold November 1, 1996, contributed 68,000 tons of sales volume, $85.7 million of sales, and $4.4 million of operating income in the second quarter of 1996.

Also during the second quarter of 1997, the Company's paper segment incurred start-up expenses related to the initial production from the new 330,000-ton-per-year uncoated free sheet machine in Jackson, Alabama. Sales from this machine, which started up in late April, totaled 36,000 tons of paper in the second quarter of 1997.

Paper segment manufacturing costs in the second quarter of 1997 were $518 per ton compared with $594 per ton in the comparison quarter. Excluding manufacturing costs associated with the sold coated paper publication business, second quarter 1996 costs were $560 per ton. The decrease from quarter to quarter was due primarily to lower fiber costs and fixed costs.

Operating income in the office products segment in the second quarter of 1997 and 1996 was $24.9 million. Net sales in the second quarter of 1997 increased 30% to $600.5 million, compared with $460.8 million in the second quarter of 1996. The growth in sales resulted primarily from acquisitions and product line extensions. Same location sales increased 16% in the second quarter of 1997, compared with sales in the second quarter of 1996. Gross margins were 24.8% in the second quarter of 1997 relative to 26.8% in the year-ago second quarter. The decrease in gross margins was primarily because of competitive pressures, particularly in BCOP's national accounts business, and a weak paper market.

Building products operating income increased from $6.4 million for the year-ago second quarter to $17.6 million in the second quarter of 1997. Results for the quarter just ended were stronger than those of a year ago, largely because of improved prices for lumber and plywood. Relative to the year-ago quarter, average prices for lumber increased 21% and plywood prices increased 6%. Sales for the building products segment were $431.3 million in the second quarter of 1997 up 5% compared with the $411.0 million reported in the second quarter of 1996. Unit sales volumes in this segment were mixed, relative to those of a year ago. Plywood unit sales volume decreased 9%, lumber was down 11%, particleboard was down 2%, laminated veneer lumber was flat, and I-joists were up 4%. In the engineered wood products business, total net sales dollars increased 8% compared with last year. In the second quarter of 1997, the Company's 47% joint venture in Barwick, Ontario, Canada, started up a new oriented strand board facility and sold 12,000,000 square feet of oriented strand board. The Company operates the facility and markets the product. For the second quarter of 1997, building materials distribution sales were up 8% from the comparison quarter. The improvement in sales resulted primarily from the addition of three new distribution centers in 1996 and one distribution center that started up in 1997.

Interest expense was $31.7 million in the second quarter of 1997, compared with $32.9 million in the same period last year. Capitalized interest in the second quarter of 1997 was $3.8 million compared to $4.3 million in the second quarter of 1996. With the start-up of the expansion of the Jackson pulp and paper mill in April 1997, the amount of interest capitalized will decrease significantly. The Company's debt is predominately fixed rate. Consequently, we experience only modest changes in interest expense when market interest rates change.

Six Months Ended June 30, 1997, Compared With Six Months Ended June 30, 1996.

The Company had a net loss of $31.4 million for the first six months of 1997, compared with net income of $8.6 million for the first six months of 1996. Primary and fully diluted loss per common share for the first six months of 1997 was $1.04 compared to $.23 for the first six months of the prior year. Sales for the first six months of 1997 were $2.6 billion, compared with sales of $2.5 billion for the same period in 1996.

The Company's paper and paper products segment had an operating loss of $41.5 million for the first six months of 1997 compared with income of $38.2 million in the same period of the prior year. Sales decreased 21% to $756.1 million for the six months ended June 30, 1997, compared with sales of $962.2 million in the same period of last year. The decline was caused by continued weak paper prices. Average prices for all of the Company's paper grades decreased by $125 a ton, or 20%, during the first six months of 1997, compared with a year ago. Sales volumes for the first six months of 1997 were 1,255,000 tons. This compares to 1,258,000 tons in 1996. The Company's coated paper publication business, which was sold November 1, 1996, contributed 134,000 tons of sales volume, $175.8 million of sales, and $23.2 million of operating income in the first six months of 1996.

Paper segment manufacturing costs for the first six months of 1997 were $514 per ton compared with $593 per ton in the comparison period. Excluding manufacturing costs associated with the sold coated paper publication business, year-to-date 1996 costs were $560 per ton. The decrease is primarily due to lower fiber costs and lower fixed costs.

Office products segment income for the first six months of 1997 was
$53.4 million compared with $52.6 million in 1996.  Segment sales were up 30%
in 1997 to $1.2 billion compared to $922.2 million in 1996.   Same location
sales increased 14% year to year. Gross margins were 25.0% and 26.7% for the first six months of 1997 and 1996. In the first half of 1996, paper costs to BCOP were declining rapidly from the peak reached late in 1995, which raised BCOP's gross margin in the first half of 1996. Paper costs were more stable and significantly lower in the first half of 1997. Sales growth in technology-related products and competitive pressures on gross profits also contributed to the lower gross profit level in the first half of 1997.

Operating income for the Company's Building Products segment was $28.0 million in 1997, compared to $7.3 million in 1996. The increase was largely because of rising plywood and lumber prices. Plywood prices were up 5% from the prior year, while lumber prices were up 22%. Segment sales increased 7% to $808.7 million in the first six months of 1997, compared to $758.9 million in the first six months of 1996. Compared to the prior year, plywood sales volumes were down 6%, lumber sales volumes were down 8%, particleboard volumes were flat, laminated veneer lumber sales volumes were up 18%, and I-joists sales volumes were up 8%. In the engineered wood products business, total net sales dollars increased 15% compared with the prior year. In the second quarter of 1997 the Company's 47% owned joint venture in Barwick, Ontario, Canada, started up a new oriented strand board facility and sold 12,000,000 square feet of oriented strand board. The Company operates the facility and markets the product. Building materials distribution sales were up 12%. The increase in sales resulted primarily from the addition of three new distribution centers in 1996 and one distribution center that started up in 1997.

Interest expense was $59.4 million for the first six months of 1997, compared with $63.5 million in the same period last year. However, capitalized interest was $10.2 million in 1997, compared with $7.2 million in 1996. The increase was due primarily to the expansion of the Jackson pulp and paper mill. With the start-up of the expansion in April 1997, the amount of interest capitalized will decrease significantly.

Total long- and short-term debt outstanding was $1.9 billion at June 30, 1997, compared with $1.7 billion at December 31, 1996.

Financial Condition

At June 30, 1997, the Company had working capital of $392.5 million. Working capital was $485.6 million at June 30, 1996, and $422.8 million at December 31, 1996. Cash provided by operations was $101.8 million for the first six months of 1997, compared with $92.8 million for the same period in 1996.

On March 11, 1997, the Company signed a new revolving credit agreement with a group of banks. The new agreement allows the Company to borrow as much as $600 million at variable interest rates based on customary indices and expires in June 2002. The Company's revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under this agreement. The new agreement replaces the Company's previous $600 million revolving credit agreement that would have expired in June 2000. At June 30, 1997, there were no borrowings under the new agreement.

On June 26, 1997, BCOP signed a new revolving credit agreement with a group of banks. The new agreement allows BCOP to borrow as much as $450 million at variable interest rates based on customary indices and expires in June 2001. As of June 30, 1997, borrowings under the agreement totaled $240 million and $390 million at July 31, 1997. The BCOP revolving credit facility contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. BCOP may, subject to the covenants contained in the credit agreement and to market conditions, raise additional funds through the agreement and through other external debt or equity financings in the future. This agreement replaced BCOP's $350 million revolving credit agreement. Also at June 30, 1997, BCOP had $53.2 million of short-term borrowings outstanding.

At June 30, 1997, the Company and BCOP met all of the financial covenants related to their debt.

Capital expenditures for the first six months of 1997 and 1996 were $270.3 million and $510.9 million. Capital expenditures for the year ended December 31, 1996, were $832.2 million. The decrease in capital expenditures is primarily due to nearing completion of the Jackson pulp and paper mill expansion and lower acquisition spending by BCOP.

An expanded discussion and analysis of financial condition is presented on pages 18 and 19 of the Company's 1996 Annual Report under the captions "Financial Condition" and "Capital Investment."

Market Conditions

The Company's paper business is expected to post stronger results in the second half of 1997. Paper industry fundamentals have strengthened recently, and operating rates for the Company's key grades have been rising. In addition, the start-up in April of the 330,000 tons-per-year uncoated free sheet paper machine at Jackson, Alabama, should lead to a positive swing in paper segment performance, as the facility exits the market pulp business and produces more uncoated free sheet paper.

BCOP should likewise record stronger second-half results, as sales continue to grow, paper prices gradually rise, and recently won national accounts mature. The building products business should also perform well, with growing volumes from new engineered wood products operations.

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

As reported in the Company's 1996 Form 10-K, on March 12, 1996, a lawsuit purporting to be a nationwide class action was filed against the Company in the Fourth Judicial District Court, Ada County, Idaho. This lawsuit alleges, among other allegations, that hardboard siding manufactured by the Company, which was used as exterior cladding for buildings, was inherently defective. The purported class, which has not been certified, is alleged to consist of all owners of buildings or structures in the United States on which hardboard siding manufactured by the Company is installed. The District Court is expected to decide the issue of class certification sometime between September and December 1997. The Complaint seeks, among other items, to declare the Company financially responsible for the repair and replacement of all such siding, to make restitution to the class members, and to award each class member compensatory and punitive damages. The Company discontinued manufacturing the hardboard siding product which is the subject of this litigation in 1984. The Company believes that there are valid factual and legal defenses to this case and will vigorously defend all claims asserted by the Plaintiffs.

In May 1997, the Company, together with two other potentially responsible parties, negotiated a consent decree with the U.S. Environmental Protection Agency, Region IV, to implement a remedy for environmental contamination at the THAN National Priorities List Site near Albany, Georgia. The total remedial cost is estimated at $2.5 million, of which 80-85% will be the Company's approximate share. The Company had previously reserved for this cost.

The Company is involved in other litigation and administrative proceedings arising in the normal course of its business. In the opinion of management, the Company's recovery, if any, or the Company's liability, if any, under any pending litigation or administrative proceeding, including that described in the preceding paragraphs, would not materially affect its financial condition or operations.

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under the Company's revolving credit agreement. At June 30, 1997, there were no borrowings under the agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

Results of the Company's annual shareholder meeting on April 18, 1997, were reported in the Company's first quarter Form 10-Q.

Item 5.  Other Information

Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

   (a)      Exhibits.

            Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

   (b)      Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended June 30, 1997.

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

                                                 BOISE CASCADE CORPORATION

    As Duly Authorized Officer and
    Chief Accounting Officer:                  /s/Tom E. Carlile
                                                 Tom E. Carlile
                                                 Vice President and Controller




Date:  August 12, 1997

                           BOISE CASCADE CORPORATION
                               INDEX TO EXHIBITS
                 Filed With the Quarterly Report on Form 10-Q
                      for the Quarter Ended June 30, 1997

Number     Description                                     Page Number

10         Form of Directors' Indemnification
             Agreement, as revised June 1997
11         Computation of Per Share Earnings
12         Ratio of Earnings to Fixed Charges
27         Financial Data Schedule