Form 10-Q
period 1997-09-30
BOISE CASCADE CORP
filed 1997-11-12
CIK 12978

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.   20549

                         F O R M  10 - Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of The
    Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 1997


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                    Shares Outstanding
          Class                   as of October 31, 1997
Common stock, $2.50 par value           56,224,392

                 PART I - FINANCIAL INFORMATION

                       STATEMENTS OF LOSS
           BOISE CASCADE CORPORATION AND SUBSIDIARIES
                           (unaudited)

Item 1.   Financial Statements
                                 Three Months Ended September 30
                                      1997             1996
                                     (expressed in thousands,
                                      except per share data)
Revenues
  Sales                              $1,442,340      $1,356,370
  Other income (expense), net              (370)          1,530
                                     __________      __________
                                      1,441,970       1,357,900
                                     __________      __________

Costs and expenses
  Materials, labor, and other
   operating expenses                 1,160,960       1,119,670
  Depreciation and cost of company
   timber harvested                      60,030          61,100
  Selling and administrative expenses   186,590         143,730
                                     __________      __________
                                      1,407,580       1,324,500
                                     __________      __________

Equity in net income (loss) of
   affiliates                            (1,780)            850
                                     __________      __________

Income from operations                   32,610          34,250
                                     __________      __________

Interest expense                        (38,810)        (34,270)
Interest income                           1,530             380
Foreign exchange loss                       (70)           (170)
Gain on subsidiary's issuance of stock     -                430
                                     __________      __________
                                        (37,350)        (33,630)
                                     __________      __________

Income (loss) before income taxes and
  minority interest                      (4,740)            620

Income tax provision (benefit)             (890)             70
                                     __________      __________
Income (loss) before minority interest   (3,850)            550
Minority interest, net of income tax     (2,350)         (2,200)
                                     __________      __________
Net loss                             $   (6,200)     $   (1,650)

Net loss per common share
  Primary                                $ (.23)         $ (.24)
  Fully diluted                          $ (.23)         $ (.24)
  Dividends declared per common share    $  .15          $  .15


The accompanying notes are an integral part of these Financial Statements.

                        SEGMENT INFORMATION
             BOISE CASCADE CORPORATION AND SUBSIDIARIES
                           (unaudited)


                                            Three Months Ended
                                               September 30
                                            1997          1996
                                         (expressed in thousands)

Segment sales
  Paper and paper products               $  406,062  $  500,046
  Office products                           679,877     506,694
  Building products                         454,140     426,177
  Intersegment eliminations and other       (97,739)    (76,547)
                                         __________  __________
                                         $1,442,340  $1,356,370

Segment operating income
  Paper and paper products               $    4,860  $   10,076
  Office products                            29,731      21,991
  Building products                          13,772      12,866
  Equity in net income (loss) of
    affiliates                               (1,780)        850
  Corporate and other                       (13,973)    (11,533)
                                         __________  __________
    Income from operations               $   32,610  $   34,250





















The accompanying notes are an integral part of these Financial Statements.

                   STATEMENTS OF INCOME (LOSS)
           BOISE CASCADE CORPORATION AND SUBSIDIARIES
                           (unaudited)


                                           Nine Months Ended
                                              September 30
                                           1997         1996
                                       (expressed in thousands,
                                        except per share data)
Revenues
  Sales                                 $4,048,960   $3,845,480
  Other income (expense), net                 (830)       7,170
                                        __________   __________
                                         4,048,130    3,852,650
                                        __________   __________

Costs and expenses
  Materials, labor, and other
   operating expenses                    3,309,480    3,145,020
  Depreciation and cost of company
   timber harvested                        172,050      174,160
  Selling and administrative expenses      518,190      419,060
                                        __________   __________
                                         3,999,720    3,738,240
                                        __________   __________

Equity in net income (loss) of
 affiliates                                 (3,360)       2,800
                                        __________   __________


Income from operations                      45,050      117,210
                                        __________   __________

Interest expense                           (98,190)     (97,720)
Interest income                              5,360        1,130
Foreign exchange loss                         (120)        (830)
Gain on subsidiary's issuance of stock        -           2,450
                                        __________   __________
                                           (92,950)     (94,970)
                                        __________   __________

Income (loss) before income taxes and
  minority interest                        (47,900)      22,240

Income tax provision (benefit)             (17,720)       7,720
                                        __________   __________
Income (loss) before minority interest     (30,180)      14,520
Minority interest, net of income tax        (7,460)      (7,610)
                                        __________   __________
Net income (loss)                       $  (37,640)  $    6,910

Net loss per common share
  Primary                                   $(1.25)      $ (.47)
  Fully diluted                             $(1.25)      $ (.47)
  Dividends declared per common share       $  .45       $  .45



The accompanying notes are an integral part of these Financial Statements.

                        SEGMENT INFORMATION
              BOISE CASCADE CORPORATION AND SUBSIDIARIES
                           (unaudited)


                                            Nine Months Ended
                                               September 30
                                            1997         1996
                                         (expressed in thousands)

Segment sales
  Paper and paper products              $1,162,116   $1,462,231
  Office products                        1,878,218    1,428,884
  Building products                      1,262,832    1,185,106
  Intersegment eliminations and other     (254,206)    (230,741)
                                        __________   __________
                                        $4,048,960   $3,845,480

Segment operating income (loss)
  Paper and paper products              $  (36,611)  $   48,294
  Office products                           83,101       74,547
  Building products                         41,755       20,132
  Equity in net income (loss)
   of affiliates                            (3,360)       2,800
  Corporate and other                      (39,835)     (28,563)
                                        __________   __________
    Income from operations              $   45,050   $  117,210




















The accompanying notes are an integral part of these Financial Statements.

           BOISE CASCADE CORPORATION AND SUBSIDIARIES
                         BALANCE SHEETS
                           (unaudited)

ASSETS
                                   September 30       December 31
                                 1997        1996         1996
                                     (expressed in thousands)
Current
  Cash and cash items         $   59,918 $   55,945  $   40,066
  Short-term investments at
    cost, which approximates
    market                         7,132      2,233     220,785
                              __________ __________  __________
                                  67,050     58,178     260,851

  Receivables, less allowances
    of $9,245,000, $5,173,000,
    and $4,911,000               592,472    522,887     476,339
  Inventories                    565,092    581,088     540,433
  Deferred income tax benefits    60,998     58,705      53,728
  Other                           38,155    131,393      24,053
                              __________ __________  __________
                               1,323,767  1,352,251   1,355,404
                              __________ __________  __________

Property
  Property and equipment
    Land and land improvements    54,782     41,260      40,393
    Buildings and improvements   508,291    484,701     452,578
    Machinery and equipment    4,040,206  4,683,226   3,859,124
                              __________ __________  __________
                               4,603,279  5,209,187   4,352,095
  Accumulated depreciation    (1,974,291)(2,273,006) (1,798,349)
                              __________ __________  __________
                               2,628,988  2,936,181   2,553,746
  Timber, timberlands, and
    timber deposits              276,663    371,901     293,028
                              __________ __________  __________
                               2,905,651  3,308,082   2,846,774
                              __________ __________  __________

Goodwill, net of amortization    440,444    221,887     262,533
Investments in equity affiliates  31,226     38,607      19,430
Other assets                     229,394    223,160     226,568
                              __________ __________  __________
Total assets                  $4,930,482 $5,143,987  $4,710,709







The accompanying notes are an integral part of these Financial Statements.

           BOISE CASCADE CORPORATION AND SUBSIDIARIES
                         BALANCE SHEETS
                           (unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                   September 30       December 31
                                 1997        1996         1996
                                     (expressed in thousands)
Current
  Notes payable               $    1,200 $   94,300  $   36,700
  Current portion of long-term
    debt                         116,867    107,427     157,304
  Income taxes payable               564       -          3,307
  Accounts payable               474,234    424,871     427,224
  Accrued liabilities
    Compensation and benefits    132,407    144,072     119,282
    Interest payable              31,389     25,781      31,585
    Other                        173,561    147,688     157,156
                              __________ __________  __________
                                 930,222    944,139     932,558
                              __________ __________  __________
Debt
  Long-term debt, less current
    portion                    1,639,718  1,734,923   1,330,011
  Guarantee of ESOP debt         191,868    210,453     196,116
                              __________ __________  __________
                               1,831,586  1,945,376   1,526,127
                              __________ __________  __________
Other
  Deferred income taxes          228,279    270,558     249,676
  Other long-term liabilities    231,721    238,530     240,323
                              __________ __________  __________
                                 460,000    509,088     489,999
                              __________ __________  __________
Minority interest                102,159     76,481      81,534
                              __________ __________  __________
Shareholders' equity
  Preferred stock -- no par
      value; 10,000,000
      shares authorized;
      Series D ESOP: $.01
      stated value; 5,607,467;
      5,976,459; and 5,904,788
      shares outstanding         252,336    268,941     265,715
    Deferred ESOP benefit       (191,868)  (210,453)   (196,116)
    Series F: $.01 stated value;
      115,000 shares outstanding 111,043    111,043     111,043
    Series G: $.01 stated value;
      862,500 shares outstanding    -       176,404     176,404
  Common stock -- $2.50 par
    value; 200,000,000 shares
    authorized; 55,947,919;
    48,468,998; and 48,476,366
    shares outstanding           139,870    121,172     121,191
  Additional paid-in capital     407,447    230,655     230,728
  Retained earnings              887,687    971,141     971,526
                              __________ __________  __________
Total shareholders' equity     1,606,515  1,668,903   1,680,491
                              __________ __________  __________
Total liabilities and
  shareholders' equity        $4,930,482 $5,143,987  $4,710,709


The accompanying notes are an integral part of these Financial Statements.

           BOISE CASCADE CORPORATION AND SUBSIDIARIES
                    STATEMENTS OF CASH FLOWS
                           (unaudited)

                                             Nine Months Ended
                                                September 30
                                              1997        1996
                                         (expressed in thousands)
Cash provided by (used for) operations
  Net income (loss)                        $ (37,640)  $  6,910
  Items in income (loss) not using
      (providing) cash
    Equity in net (income) loss of
      affiliates                               3,360     (2,800)
    Depreciation and cost of company timber
      harvested                              172,050    174,160
    Deferred income tax provision (benefit)  (21,438)     6,073
    Minority interest, net of income tax       7,460      7,610
    Amortization and other                    14,967     17,202
  Gain on subsidiary's issuance of stock        -        (2,450)
  Receivables                                (34,301)   (20,383)
  Inventories                                    (93)    19,807
  Accounts payable and accrued liabilities    24,068    (20,403)
  Current and deferred income taxes          (10,309)   (57,382)
  Other                                       (2,184)     6,381
                                            ________   ________
    Cash provided by operations              115,940    134,725
                                            ________   ________

Cash provided by (used for) investment
  Expenditures for property and equipment   (208,841)  (481,746)
  Expenditures for timber and timberlands     (4,900)    (4,471)
  Investments in equity affiliates, net      (16,747)    (9,386)
  Purchase of facilities                    (236,820)  (153,392)
  Other                                      (16,340)    22,136
                                            ________   ________
    Cash used for investment                (483,648)  (626,859)
                                            ________   ________

Cash provided by (used for) financing
  Cash dividends paid
    Common stock                             (21,781)   (21,638)
    Preferred stock                          (27,817)   (28,378)
                                            ________   ________
                                             (49,598)   (50,016)
  Notes payable                              (35,500)    77,300
  Additions to long-term debt                331,000    496,498
  Payments of long-term debt                 (71,828)   (39,761)
  Other                                         (167)    14,822
                                            ________   ________
    Cash provided by financing               173,907    498,843
                                            ________   ________

Increase (decrease) in cash and short-term
  investments                               (193,801)     6,709

Balance at beginning of the year             260,851     51,469
                                            ________   ________

Balance at September 30                     $ 67,050   $ 58,178


The accompanying notes are an integral part of these Financial Statements.

Notes to Quarterly Financial Statements

(1) BASIS OF PRESENTATION. The quarterly financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read together with the statements and the accompanying notes included in the Company's 1996 Annual Report.

     The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included. The net income
     (loss) for the three and nine months ended September 30, 1997 and 1996, necessarily involved estimates and accruals. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2) NET LOSS PER COMMON SHARE. Net loss per common share was determined by dividing net loss, as adjusted, by applicable shares outstanding. For the three and nine months ended September 30, 1997 and 1996, the computation of fully diluted net loss per share was antidilutive; therefore, amounts reported for primary and fully diluted loss were the same. Due to the impact on average shares outstanding of the conversion of Series G preferred stock to common stock in July 1997, year-to-date primary and fully diluted loss per share for the nine months ended September 30, 1997, is two cents less than the amount that would be arrived at by adding together the three independently calculated quarters.

                            Three Months Ended  Nine Months Ended
                               September 30       September 30
                             1997      1996      1997      1996
                                  (expressed in thousands)

     Net income (loss)
       as reported         $ (6,200) $ (1,650)$(37,640)$  6,910
     Preferred dividends     (6,249)   (9,839) (25,546) (29,479)
                           ________  ________ ________ ________
     Primary and fully
         diluted loss      $(12,449) $(11,489)$(63,186)$(22,569)

     Average number of
       common shares
       outstanding           54,814    48,469   50,658   48,211

     Average number of common
       shares if all convertible
       securities were dilutive

     Primary shares          55,280    55,722   55,918   55,595

     Fully diluted shares    60,733    60,591   60,556   60,526

     Primary and fully diluted loss includes the aggregate amount of dividends on the Company's preferred stock, if dilutive. The dividend attributable to the Company's Series D convertible preferred stock held by the Company's ESOP (employee stock ownership plan) is net of a tax benefit.

     For the three months ended September 30, 1996, and the nine months ended September 30, 1997 and 1996, primary average shares included common shares outstanding and, if dilutive, common stock equivalents attributable to stock options and Series G conversion preferred stock. For the three months ended September 30, 1996, and the nine months ended September 30, 1997 and 1996, common stock equivalents attributable to stock options and the Series G conversion preferred stock were antidilutive. Accordingly, 7,253,000 common stock equivalent shares for the three months ended September 30, 1996, and 5,260,000 and 7,384,000 common stock equivalent shares for the nine months ended September 30, 1997 and 1996, were excluded from the average number of primary common shares. For the three months ended
     September 30, 1997, common stock equivalents attributable to stock options were antidilutive. Accordingly, 466,000 common stock equivalent shares were excluded from the average number of primary common shares.

     In addition to common and common equivalent shares, fully diluted average shares include common shares that would be issuable upon conversion of the Company's other convertible securities, if dilutive. For the three and nine months ended September 30, 1997 and 1996, all adjustments to arrive at the average number of fully diluted common shares were antidilutive. Accordingly, 5,919,000 and 9,898,000 common equivalent and other convertible shares were excluded from the average number of fully diluted common shares for the three and nine months ended September 30, 1997. For the three and nine months ended September 30, 1996, 12,122,000 and 12,315,000 common equivalent shares and other convertible shares were excluded from the average number of fully diluted common shares.

     In February 1997, the Financial Accounting Standards Board issued Statement 128, Earnings Per Share, which will be implemented in the fourth quarter of 1997. The statement will have no impact on previously reported fully diluted earnings loss per share which will be renamed diluted earnings (loss) per share. Primary earnings (loss) per share will be replaced with basic earnings (loss) per share which will not be significantly different than the previously reported primary earnings (loss) per share.

(3)  INVENTORIES.  Inventories include the following:

                                      September 30    December 31
                                     1997      1996       1996
                                       (expressed in thousands)

      Finished goods and work
        in process               $425,284    $400,178  $390,694
      Logs                         74,956     110,393    98,883
      Other raw materials and
        supplies                  146,830     165,622   131,631
      LIFO reserve                (81,978)    (95,105)  (80,775)
                                 ________    ________  ________
                                 $565,092    $581,088  $540,433

(4) INCOME TAXES. The estimated annual tax benefit rate for the first nine months of 1997 was 37%, compared with 39% used for the first six months of 1997. The estimated annual tax provision rate for the first nine months of 1996 was 39%, excluding the effect of not providing taxes related to "Gain on subsidiary's issuance of stock." The actual annual 1996 tax provision rate was 46%, excluding the effect of not providing taxes related to "Gain on subsidiary's issuance of stock." The changes in the rate were due primarily to the sensitivity of the rate to lower income levels and the mix of income sources.

(5)  DEBT.   On March 11, 1997, the Company signed a new
     revolving credit agreement with a group of banks. The new agreement allows the Company to borrow as much as $600 million at variable interest rates based on customary indices and expires in June 2002. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. The new agreement replaces the Company's previous $600 million revolving credit agreement that would have expired in June 2000. At September 30, 1997, there were no borrowings under this agreement. The Company's majority-owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), signed a new revolving credit agreement with a group of banks on June 26, 1997. The new agreement allows BCOP to borrow as much as $450 million at variable interest rates based on customary indices and expires in June 2001. The BCOP revolving credit facility contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. BCOP may, subject to the covenants contained in the credit agreement and to market conditions, raise additional funds through the agreement and through other external debt or equity financings in the future. The new agreement replaces BCOP's previous $350 million revolving credit agreement. Borrowings under BCOP's agreement were $360 million at September 30, 1997. Also at September 30, 1997, BCOP had $1.2 million of short-term borrowings outstanding. The maximum amount of short-term borrowings outstanding during the three and nine months ended September 30, 1997, was $77.4 million. The average amount of short-term borrowings outstanding during the three and nine months ended September 30, 1997, were $43.4 million and $39.8 million. The average interest rate for these borrowings was 5.8% for both periods.

(6) BOISE CASCADE OFFICE PRODUCTS CORPORATION. During the first nine months of 1997, BCOP, the Company's majority-owned subsidiary, completed seven acquisitions, and during the first nine months of 1996, BCOP completed nine acquisitions, all of which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to results of operations or the financial position of the Company. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in BCOP's operations subsequent to the dates of acquisition.

     On January 31, 1997, BCOP acquired the stock of the contract stationer business of The Office Stop, based in Butte, Montana. On February 28, 1997, BCOP acquired the assets of the contract stationer business of Florida Ribbon and Carbon, based in Jacksonville, Florida. On April 17, 1997, BCOP acquired the assets of the contract stationer business of Winterbulk Business Supplies, Ltd., based in Bolton, England. On April 30, 1997, BCOP acquired the assets of the computer consumables business of TDI, based in Raleigh-Durham, North Carolina. On May 30, 1997, BCOP acquired the assets of the computer consumables business of Carlyle Computer Products, Ltd., based in Winnipeg, Manitoba, Canada. On May 31, 1997, BCOP acquired the assets of the promotional products business of OstermanAPI, Inc., based in Maumee, Ohio. In conjunction with the acquisition of Osterman, BCOP formed a majority-owned subsidiary, Boise Marketing Services, Inc. ("BMSI"), of which BCOP owns 88%. BCOP's previously acquired promotional products company, OWNCO, also became part of BMSI. In January 1997, BCOP also completed a joint venture with Otto Versand, of which BCOP owns 50%, to direct market office products in Europe, initially in Germany. These transactions, including the joint venture with Otto and the formation of the majority-owned promotional products subsidiary, were completed for cash of $99.7 million, $2.9 million of BCOP common stock, and the recording of $14.2 million of acquisition liabilities.

     On July 7, 1997, BCOP acquired 100% of the shares of Jean-Paul Guisset S.A. ("JPG"), a French corporation. JPG is a direct marketer of office products in France. The negotiated purchase price was FF850.0 million
     (US$144.0 million) plus a price supplement payable in the year 2000, if certain earnings and sales growth targets are reached. No liability has been recorded for the price supplement as the amount of payment, if any, is not assured beyond a reasonable doubt. Approximately FF128.5 million (US$20.5 million) was repatriated to BCOP from JPG during the third quarter of 1997. In addition to the cash paid, BCOP recorded $5.8 million of acquisition liabilities and assumed $10.1 million of long-term debt. The acquisition was funded by cash flow from operations and borrowings under BCOP's revolving credit agreement.

     On February 5, 1996, BCOP completed the acquisition of 100% of the shares of Grand & Toy Limited ("Grand & Toy") from Cara Operations Limited (Toronto). On January 31,
     February 9, March 29, April 26, May 31, July 1, and July 31, 1996, BCOP acquired businesses in New Mexico, Maine, Vermont, Wisconsin, Washington, Michigan, Australia, and Oklahoma City. These businesses were acquired for cash of $145.1 million, $1.7 million of BCOP's common stock, and the recording of $20.6 million of acquisition liabilities.

     Unaudited pro forma results of operations for the Company reflecting the acquisitions would have been as follows. If the 1997 acquisitions had occurred on January 1, 1997, sales for the first nine months of 1997 would have increased by $100 million, net loss would have increased $0.9 million, and primary and fully diluted loss per share would have increased $.02. If the 1997 and 1996 acquisitions had occurred on January 1, 1996, sales for the first nine months of 1996 would have increased by $300 million, net loss would have increased $0.7 million and primary and fully diluted loss per share would have increased $.01. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have occurred if the acquisitions had taken place on the dates assumed.

     On September 25, 1997, BCOP issued 2,250,000 shares of unregistered common stock, all of which was purchased by the Company. The transaction was completed at a price of $21.5495 per share, for a total of $48,486,375. The proceeds from the transaction were used to reduce BCOP's outstanding short-term borrowings. At September 30, 1997, the Company owned 53,398,724 shares, or 81.4%, of BCOP's outstanding common stock.

(7) SHAREHOLDERS' EQUITY. The Company has a shareholder rights plan which was adopted in December 1988, amended in September 1990, and renewed in September 1997. The Renewed Rights Agreement becomes operative upon the expiration of the existing Rights Agreement. Details are set forth in the Renewed Rights Agreement filed as an exhibit to this Form 10-Q.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Three Months Ended September 30, 1997, Compared With Three Months
Ended September 30, 1996

Boise Cascade Corporation's net loss for the third quarter of 1997 was $6.2 million, compared with a net loss of $1.7 million for the third quarter of 1996. Primary loss and fully diluted loss per common share for the third quarter of 1997 were 23 cents. For the same quarter in 1996, primary loss and fully diluted loss per common share were 24 cents. Sales for the third quarters of 1997 and 1996 were $1.4 billion.

The Company's paper and paper products segment reported operating income of $4.9 million in the third quarter of 1997, compared with operating income of $10.1 million in the third quarter of 1996. Sales fell 19% to $406.1 million in the third quarter of 1997 from $500.0 million in the third quarter of 1996. The decline in results was partially caused by lower average prices for nearly all of the Company's paper grades. Uncoated free sheet prices declined 4%, containerboard prices declined 5%, newsprint prices declined 2%, and pulp prices increased 2%. Additionally, sales volumes for the third quarter of 1997 declined to 627,000 tons, compared with 729,000 tons in the third quarter of 1996. This decrease is primarily the result of the sale of the Company's coated paper publication business on November 1, 1996. This business contributed 131,000 tons of sales volume, $103 million of sales, and $7.5 million of operating income in the third quarter of 1996. The decrease in volume from the sale of the coated publication business was partially offset by approximately 59,000 sales tons from the Company's new 330,000-ton-per-year uncoated free sheet machine in Jackson, Alabama, which started up in late April 1997.

Paper segment manufacturing costs per ton in the third quarter of 1997 were 5% lower than in the comparison quarter. This excludes manufacturing costs associated with the sold coated paper publication business. The decrease from quarter to quarter was due primarily to lower fixed costs.

Operating income in the office products segment in the third quarter of 1997 was $29.7 million, compared to $22.0 million in the third quarter 1996. Net sales in the third quarter of 1997 increased 34% to $679.9 million, compared with $506.7 million in the third quarter of 1996. The growth in sales resulted primarily from acquisitions, new account development, and product line extensions. Third quarter 1997 sales growth was constrained due to the United Parcel Service ("UPS") strike, particularly in BCOP's domestic direct marketing channel. Same-location sales increased 15% in the third quarter of 1997, compared with sales in the third quarter of 1996. Gross margins were 25.1% in the third quarter of 1997, compared to 25.2% in the year-ago third quarter. The decrease in the third quarter of 1997 was primarily because of competitive pressures on gross profit.

Building products operating income increased to $13.8 million in the third quarter of 1997, compared to $12.9 million in the third quarter of 1996. Results for the quarter just ended were stronger than those of a year ago, largely because of improved prices for lumber. Relative to the year-ago quarter, average prices for lumber increased 6%. Sales for the building products segment were $454.1 million in the third quarter of 1997, up 7% compared with the $426.2 million reported in the third quarter of 1996. Unit sales volumes for products in this segment were generally improved, relative to those of a year ago. Plywood unit sales volume increased 4%, lumber was up 5%, particleboard was flat, laminated veneer lumber was up 33%, and I-joists were flat. In the engineered wood products business, total net sales dollars increased 10%, compared with last year. For the third quarter of 1997 and 1996, building materials distribution sales were $209 million.

In the third quarter of 1997, the Company's 47% joint venture in Barwick, Ontario, Canada, sold 63,000,000 square feet of oriented strand board. The Company operates the facility and markets the product. The Company accounts for this investment on the equity method.

Interest expense was $38.8 million in the third quarter of 1997, compared with $34.3 million in the same period last year. Capitalized interest in the third quarter of 1997 was $212,000, compared to $4.9 million in the third quarter of 1996. With the start-up of the expansion of the Jackson pulp and paper mill in April 1997, the amount of interest capitalized has decreased significantly. The Company's debt is predominately fixed rate. Consequently, we experience only modest changes in interest expense when market interest rates change.

Nine Months Ended September 30, 1997, Compared With Nine Months
Ended September 30, 1996

The Company had a net loss of $37.6 million for the first nine months of 1997, compared with net income of $6.9 million for the first nine months of 1996. Primary loss and fully diluted loss per common share for the first nine months of 1997 were $1.25, compared to 47 cents for the first nine months of the prior year. Sales for the first nine months of 1997 were $4.0 billion, compared with sales of $3.8 billion for the same period in 1996.

The Company's paper and paper products segment had an operating loss of $36.6 million for the first nine months of 1997, compared with income of $48.3 million in the same period of the prior year. Sales decreased 21% to $1.2 billion for the nine months ended September 30, 1997, compared with sales of $1.5 billion in the same period of last year. The decline was primarily caused by lower paper prices. Average prices for all of the Company's paper grades declined during the first nine months of 1997, compared with a year ago. Uncoated free sheet prices declined 12%, containerboard prices declined 19%, newsprint prices declined 21%, and pulp prices declined 1%. Sales volumes for the first nine months of 1997 were 1,882,000 tons. This compares to 1,987,000 tons in 1996. This decrease is primarily the result of the sale of the Company's coated paper publication business on November 1, 1996. This business contributed 321,000 tons of sales volume, $279 million of sales, and $30.7 million of operating income in the first nine months of 1996. The decrease in volume from the sale of the coated publication business was partially offset by approximately 104,000 sales tons from the Company's new 330,000-ton-per-year uncoated free sheet machine in Jackson, Alabama, which started up in late April 1997. Additionally, in 1996, the Company took approximately 104,000 tons of market-related downtime.

Paper segment manufacturing costs per ton for the first nine months of 1997 were 5% lower than in the comparison period. This excludes manufacturing costs associated with the sold coated paper publication business in 1996. The decrease is primarily due to lower fiber costs and lower fixed costs.

Office products segment income for the first nine months of 1997 was $83.1 million, compared with $74.5 million in 1996. Segment sales were up 31% in 1997 to $1.9 billion, compared to $1.4 billion in 1996. Same-location sales increased 14% year to year. Gross margins were 25.0% and 26.2% for the first nine months of 1997 and 1996. Sales growth in technology-related products and competitive pressures on gross profits contributed to the lower gross profit level in the first nine months of 1997.

Operating income for the Company's building products segment was $41.8 million in 1997, compared to $20.1 million in 1996. The increase was largely because of rising plywood and lumber prices. Plywood prices were up 4% from the prior year, while lumber prices were up 17%. Segment sales increased 7% to $1.3 billion in the first nine months of 1997, compared to $1.2 billion in the first nine months of 1996. Compared to the prior year, plywood sales volumes were down 3%, lumber sales volumes were down 4%, particleboard volumes were flat, laminated veneer lumber sales volumes were up 24%, and I-joists sales volumes were up 5%. In the engineered wood products business, total net sales dollars increased 13%, compared with the prior year. Building materials distribution sales were up 7%. The increase in sales resulted primarily from the addition of three new distribution centers in 1996 and one distribution center that started up in 1997.

In the second quarter of 1997, the Company's 47% owned joint venture in Barwick, Ontario, Canada, started up a new oriented strand board facility. The facility had sold 76,000,000 square feet of oriented strand board by the end of the third quarter. The Company operates the facility and markets the product. The Company accounts for this investment on the equity method.

Interest expense was $98.2 million for the first nine months of 1997, compared with $97.7 million in the same period last year. Capitalized interest was $10.4 million in 1997, compared with $12.1 million in 1996. With the start-up of the expansion of the Jackson pulp and paper mill in April 1997, the amount of interest capitalized will decrease significantly.

Total long- and short-term debt outstanding was $1.9 billion at September 30, 1997, compared with $1.7 billion at December 31,
1996.

Financial Condition

At September 30, 1997, the Company had working capital of $393.5 million. Working capital was $408.1 million at September 30, 1996, and $422.8 million at December 31, 1996.
Cash provided by operations was $115.9 million for the first nine months of 1997, compared with $134.7 million for the same period in 1996.

On March 11, 1997, the Company signed a new revolving credit agreement with a group of banks. The new agreement allows the Company to borrow as much as $600 million at variable interest rates based on customary indices and expires in June 2002. The Company's revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under this agreement. The new agreement replaces the Company's previous $600 million revolving credit agreement that would have expired in June 2000. At September 30, 1997, there were no borrowings under the new agreement.

On June 26, 1997, BCOP signed a new revolving credit agreement with a group of banks. The new agreement allows BCOP to borrow as much as $450 million at variable interest rates based on
customary indices and expires in June 2001.   As of September 30,
1997, borrowings under the agreement totaled $360 million. The BCOP revolving credit facility contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. BCOP may, subject to the covenants contained in the credit agreement and to market conditions, raise additional funds through the agreement and through other external debt or equity financings in the future. This agreement replaced BCOP's $350 million revolving credit agreement. Also at September 30, 1997, BCOP had $1.2 million of short-term borrowings outstanding. The maximum amount of short-term borrowings outstanding during the three and nine months ended September 30, 1997, was $77.4 million. The average amount of short-term borrowings outstanding during the three and nine months ended September 30, 1997, were $43.4 million and $39.8 million. The average interest rate for these borrowings was 5.8% for both periods.

At September 30, 1997, the Company and BCOP met all of the financial covenants related to their debt.

Capital expenditures for the first nine months of 1997 and 1996 were $490.3 million and $662.6 million. Capital expenditures for the year ended December 31, 1996, were $832.2 million. The decrease in capital expenditures is primarily due to nearing completion of the Jackson pulp and paper mill expansion offset, in part, by higher acquisition spending by BCOP.

An expanded discussion and analysis of financial condition is presented on pages 18 and 19 of the Company's 1996 Annual Report under the captions "Financial Condition" and "Capital
Investment."

Market Conditions

The Company's paper business should continue to improve in the fourth quarter. Paper markets have strengthened over the last several months, and operating rates for the Company's key grades are high. In addition, the start-up of the Company's Jackson paper machine, which is well underway, should reinforce a positive swing in paper segment performance as the facility continues to exit from the market pulp business and produces more uncoated free sheet paper.

BCOP should likewise record stronger fourth-quarter results as sales continue to grow and margins for copy paper and other products improve. The building products business, however, faces a potentially more difficult operating environment as building products markets encounter downward seasonal pressure.

Year 2000 Computer Issue

Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

The Company utilizes software and related computer technologies that will be affected by this issue. The Company is currently implementing, or has plans to implement, several computer system replacements or upgrades before the year 2000. These new computer systems will be year 2000 compliant. The Company is studying what actions will be necessary to make its remaining computer systems compliant. The expense associated with these actions has not been determined.

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

                   PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to the Company's annual report on Form 10-K for the year ended December 31, 1996, and to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1997, for information concerning legal proceedings.

As reported in the Company's 1996 Form 10-K, on March 12, 1996, a lawsuit purporting to be a nationwide class action was filed against the Company in the Fourth Judicial District Court, Ada County, Idaho. This lawsuit alleged, among other allegations, that hardboard siding manufactured by the Company, which was used as exterior cladding for buildings, was inherently defective. In September 1997, the Company settled this action for $31,000, resolving the claims of the four individual plaintiffs. The entire action was dismissed by the District Court, and no class was ever certified.

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

Item 2.  Changes in Securities

Not applicable.

Item 3.  Defaults Upon Senior Securities

The payment of dividends by the Company is dependent upon the existence of and the amount of net worth in excess of the defined minimum under the Company's revolving credit agreement. At September 30, 1997, there were no borrowings under the agreement.

Item 4.  Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.  Other Information

On September 25, 1997, the Company renewed its shareholder rights plan by entering into a Renewed Rights Agreement with First Chicago Trust Company of New York. The Renewed Rights Agreement will take effect and the Company will distribute new Rights upon expiration of the existing rights plan.

The Renewed Rights Agreement contains terms substantially similar to the terms of the existing rights plan. For example, each full Right, if it becomes exercisable, will entitle the holder to purchase one share of Common Stock at a purchase price of $175 per share, subject to adjustment. In addition, upon the occurrence of certain events, and upon payment of the then-current purchase price, the Rights may "flip in" and entitle holders to buy Common Stock or "flip over" and entitle holders to buy Common Stock in an acquiring entity in such amount that the market value is equal to twice the purchase price.

A copy of the entire Renewed Rights Agreement has been attached as Exhibit 4.2 and is incorporated by reference. The foregoing summary and description of the Renewed Rights Agreement does not purport to be complete and is qualified in its entirety by reference to the Exhibits.

Item 6.   Exhibits and Reports on Form 8-K

   (a)    Exhibits.

          Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

   (b)    Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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

                                        BOISE CASCADE CORPORATION


     As Duly Authorized Officer and
     Chief Accounting Officer:          /s/Tom E. Carlile
                                        Tom E. Carlile
                                        Vice President and
                                        Controller




Date:  November 12, 1997

                    BOISE CASCADE CORPORATION
                        INDEX TO EXHIBITS
          Filed With the Quarterly Report on Form 10-Q
            for the Quarter Ended September 30, 1997

Number     Description                                Page Number


4.1(1)   Form of First Amendment to 1997 Revolving
           Credit Agreement dated as of
           September 25, 1997
4.2(2)   Renewed Rights Agreement dated as of
           September 25, 1997
11       Computation of Per Share Earnings
12       Ratio of Earnings to Fixed Charges
27       Financial Data Schedule


(1) The 1997 Revolving Credit Agreement was filed as Exhibit 4.2 in the Company's 1996 Annual Report on Form 10-K and is incorporated by reference.

(2) The Renewed Rights Agreement becomes operative upon the expiration of the existing Rights Agreement.