Form 10-K
period 1997-12-31
BOISE CASCADE CORP
filed 1998-03-26
CIK 12978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                F O R M  10 - K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold as of the close of business on February 28, 1998: $1,862,758,869

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                                Shares Outstanding
               Class                          as of February 28, 1998
    Common Stock, $2.50 par value                   56,234,230

                      Documents incorporated by reference

1. The registrant's annual report for the fiscal year ended December 31, 1997, portions of which are incorporated by reference into Parts I, II, and IV of this Form 10-K, and

2. Portions of the registrant's proxy statement relating to its 1998 annual meeting of shareholders to be held on April 17, 1998 ("Boise Cascade's proxy statement"), are incorporated by reference into Part III of this Form 10-K.

                        TABLE OF CONTENTS

                             PART I


Item                                                                      Page

 1.  Business

 2.  Properties

 3.  Legal Proceedings

 4.  Submission of Matters to a Vote of Security Holders

                            PART II

 5.  Market for Registrant's Common Equity and Related Stockholder Matters

 6.  Selected Financial Data

 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

7A.  Quantitative and Qualitative Disclosures About Market Risk

 8.  Financial Statements and Supplementary Data

 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

                          PART III

10.  Directors and Executive Officers of the Registrant

11.  Executive Compensation

12.  Security Ownership of Certain Beneficial Owners and Management

13.  Certain Relationships and Related Transactions

                          PART IV

14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K


PART I
ITEM 1.   BUSINESS

As used in this annual report, the term "Boise Cascade" and "we" includes Boise Cascade Corporation and its consolidated subsidiaries and predecessors.

Boise Cascade Corporation is an integrated paper and forest products company headquartered in Boise, Idaho, with domestic and international operations. We manufacture and distribute paper and wood products, distribute office products and building materials, and own and manage more than 2 million acres of timberland in the U.S. We were incorporated under the laws of Delaware in 1931 under the name Boise Payette Lumber Company of Delaware, as a successor to an Idaho corporation formed in 1913. In 1957, our name was changed to its present form.

We are a participant with equity affiliates in connection with certain of our businesses. Our principal investments in affiliates include a 47% interest in Voyageur Panel and a 25% interest in Ponderosa Fibres of Washington. Additionally, our majority-owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), has a 50% interest with Otto Versand in a joint venture that direct markets office products in Europe. (See Note 8 of the Notes to Financial Statements of our 1997 Annual Report. This information is incorporated by reference.)

Financial information pertaining to each of our industry segments and to each of our geographic areas for the years 1997, 1996, and 1995 is presented in
Note 10, "Segment Information," of the Notes to Financial Statements of our 1997 Annual Report and is incorporated by reference.

Our sales and income are affected by the industry supply of product relative to the level of demand and by changing economic conditions in the markets it serves. Demand for paper and paper products and for office products correlates closely with real growth in the gross domestic product. Paper and paper products operations are also affected by demand in international markets and by inventory levels of users of these products. Our building products businesses are dependent on repair-and-remodel activity, housing starts, and commercial and industrial building, which in turn are influenced by the availability and cost of mortgage funds. Declines in building activity that may occur during winter affect our building products businesses. In addition, energy and some operating costs may increase at facilities affected by cold weather. Seasonal influences, however, are generally not significant.

The management practices followed by Boise Cascade with respect to working capital conform to those of the paper and forest products industry and common business practice in the United States.

We engage in acquisition discussions with other companies and make acquisitions from time to time. It is our policy to review our operations periodically and to dispose of assets which fail to meet our criteria for return on investment or which cease to warrant retention for other reasons. (See Notes 1, 6, and 8 of the Notes to Financial Statements of our 1997 Annual Report. This information is incorporated by reference.)

PAPER AND PAPER PRODUCTS

Boise Cascade is a major North American pulp and paper producer with five paper mills. The total annual practical capacity of the mills was approximately 2.8 million tons at December 31, 1997. Our products are sold to distributors and industrial customers primarily by our own sales personnel.

The products manufactured by Boise Cascade, made both from virgin and recycled fibers, include uncoated business, printing, forms, and converting papers; newsprint; containerboard; and market pulp. These products are available for sale to the related paper markets, and certain of these products are sold through our office products distribution operations. In addition, containerboard is used by Boise Cascade in the manufacture of corrugated containers.

Our paper mills are supplied with pulp principally from our own integrated pulp mills. Pulp mills in the Northwest manufacture chemical pulp primarily from wood waste produced as a byproduct of wood products manufacturing. Pulp mills in the Midwest and South manufacture chemical, thermomechanical, and groundwood pulp mainly from pulpwood logs and, to some extent, from purchased wood waste and pulp from deinked recycled fiber. Wood waste is provided by our sawmills and plywood mills in the Northwest and, to a lesser extent, in the South, and the remainder is purchased from outside sources.

Boise Cascade currently manufactures corrugated containers at seven plants, which have annual practical capacity of approximately five billion square feet. The containers produced at our plants are used to package fresh fruit and vegetables, processed food, beverages, and many other industrial and consumer products. We sell our corrugated containers primarily through our own sales personnel.

We also have a wave flute facility which became operational in 1996. Wave flute is a substitute for many packaging and display products.

The following table sets forth sales volumes of paper and paper products for the years indicated:


                           1997      1996      1995      1994      1993
                          ______    ______    ______    ______    ______
                                       (thousands of short tons)
Paper
Uncoated free sheet       1,314     1,167     1,177     1,271     1,215
Containerboard              604       563       602       595       559
Newsprint(1)                440       411       416       415       860
Market pulp                 161       230       217       212       205
Discontinued grades(1)      -         260       428       447       717
                         ______    ______    ______    ______    ______
                          2,519     2,631     2,840     2,940     3,556

                                     (millions of square feet)

Corrugated Containers     3,568     3,201     3,114     3,237     2,961

(1) Newsprint for 1995 and 1994 excludes production from Rainy River, which was reported on the equity method from January 1, 1994, through November 1, 1995. On November 1, 1995, Rainy River merged with
Stone-Consolidated Corporation (now Abitibi-Consolidated).

In November 1996, we completed the sale of our coated publication paper business to The Mead Corporation. (See Note 1 of the Notes to Financial Statements of our 1997 Annual Report. This information is incorporated by reference.)

In October 1994, Rainy River Forest Products ("Rainy River"), our former Canadian subsidiary, completed an initial offering of units of its equity and debt securities. As a result of the offering, we owned 49% of the outstanding voting common shares and 60% of the total equity of Rainy River.

In November 1995, we divested our remaining interest in Rainy River through Rainy River's merger with Stone-Consolidated Corporation and we received cash of approximately $183,482,000 and Stone-Consolidated stock. We used the proceeds from this transaction to reduce debt. In 1996, we sold the Stone-Consolidated stock for $133,628,000. After consideration of a previously recorded bulk-sale reserve, the transaction was at approximately book value.

OFFICE PRODUCTS

In April 1995, our then wholly owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), completed an initial public offering of 10,637,500 shares of common stock at a price of $12.50 per share after giving effect to a two-for-one stock split in the form of a dividend in May 1996. After the offering, Boise Cascade owned 82.7% of BCOP's outstanding common stock. At December 31, 1997, we owned 81.4% of BCOP's outstanding common stock. (See
Note 6 of the Notes to Financial Statements of our 1997 Annual Report. This information is incorporated by reference.)

BCOP distributes a broad line of items for the office, including office and computer supplies, furniture, paper products, and promotional products. All of the products sold by this segment are purchased from manufacturers or from industry wholesalers, except office papers which are sourced primarily from Boise Cascade's paper operations. BCOP sells these office products directly to corporate, government, and other offices in the United States, Australia, Canada, France, and the United Kingdom, as well as to individuals, home offices, and small- and medium-sized offices in the United States, Canada, France, Germany, Spain, and the United Kingdom.

Customers with multisite locations across the country are often serviced via national contracts that provide consistent pricing and product offerings and, if desired, summary billings, usage reporting, and other special services. At February 28, 1998, BCOP operated 72 distribution centers. During 1997, BCOP completed acquisitions of eight businesses. BCOP also operates four retail office supply stores in Hawaii and approximately 70 retail stores in Canada.

The following table sets forth sales dollars for BCOP for the years indicated:

                            1997     1996      1995      1994      1993
                           ______   ______    ______    ______    ______

Sales (millions)         $2,597    $1,986    $1,316    $  909    $  683

BUILDING PRODUCTS

Boise Cascade is a major producer of lumber, plywood, and particleboard, together with a variety of specialty wood products. We also manufacture engineered wood products consisting of laminated veneer lumber (LVL), which is a high-strength engineered structural lumber product, and wood I-joists that incorporate the LVL technology. Most of our production is sold to independent wholesalers and dealers and through our own wholesale building materials distribution outlets. Our wood products are used primarily in housing, industrial construction, and a variety of manufactured products. Wood products manufacturing sales for 1997, 1996, and 1995 were $913 million, $867 million, and $977 million.

The following table sets forth annual practical capacities of our wood products facilities as of December 31, 1997:

                             Number of
                               Mills            Practical Capacity
                             _________          __________________
                                                    (millions)
Plywood and veneer               12            1,935 square feet (3/8" basis)
Lumber                           11              635 board feet
Particleboard                     1              200 square feet (3/4" basis)
Oriented strand board(1)          1              400 square feet
Laminated veneer lumber(2)        2             10.4 cubic feet

(1)  In 1995, we formed a joint venture to build an oriented strand board
(OSB) plant in Barwick, Ontario, Canada. We own 47% of the joint venture. The 400 million square feet of annual capacity represents 100% of the production volume. The plant began production in 1997.
(2)  A portion of LVL production is used in the manufacture of I-joists.

Boise Cascade operates 15 wholesale building materials distribution facilities. In 1997, we started up a facility in Minnesota. These operations market a wide range of building materials, including lumber, plywood, particleboard, engineered wood products, roofing, insulation, doors, builders' hardware, and related products. These products are distributed to retail lumber dealers, home centers specializing in the do-it-yourself market, and industrial customers. A portion (approximately 32% in 1997) of the wood products required by our Building Materials Distribution Division is provided by our manufacturing facilities, and the balance is purchased from outside sources.

The following table sets forth sales volumes of wood products and sales dollars for engineered wood products and the building materials distribution business for the years indicated:

                                        1997     1996      1995      1994      1993
                                       ______   ______    ______    ______    ______
                                                       (millions)
Plywood (square feet - 3/8" basis)     1,836     1,873     1,865     1,894     1,760
Lumber (board feet)                      657       692       711       754       760
Particleboard (square feet - 3/4" basis) 195       195       196       194       182
Oriented strand board (square feet
  3/8" basis)(1)                         151       -         -         -         -
Laminated veneer lumber (cubic feet)     2.7       2.2       1.8       1.4       1.1
I-joists (eq. lineal feet)                82        74        61        55        49
Building materials distribution
  (sales dollars)                     $  732    $  690    $  598    $  657    $  590

(1)  Includes 100% of the sales volume from our joint venture, of which we own
    47%.

TIMBER RESOURCES

Boise Cascade owns or controls approximately 2.4 million acres of timberland in the U.S. The amount of timber we harvest each year from our timber resources, compared with the amount we purchase from outside sources, varies according to the price and supply of timber for sale on the open market and according to what we deem to be in the interest of sound management of our timberlands. During 1997, our mills processed approximately 1.1 billion board feet of sawtimber and 1.5 million cords of pulpwood; 33% of the sawtimber and 44% of the pulpwood were harvested from our timber resources, and the balance was acquired from various private and government sources. Approximately 68% of the 1,037,000 bone-dry units of hardwood and softwood chips consumed by our Northwest pulp and paper mills in 1997 were provided from a whole-log chipping facility, our cottonwood fiber farm, and our Northwest wood products manufacturing facilities as residuals from the processing of solid wood products. Of the 636,000 bone-dry units of residual chips used in the South, 40% were provided by our Southern wood products manufacturing facilities.

At December 31, 1997, the acreages of owned or controlled timber resources by geographic area and the approximate percentages of total fiber requirements available from our respective timber resources in these areas and from the residuals from processed purchased logs are shown in the following table:


                                Northwest(1)         Midwest(2)     South(3)     New England(4)         Total(5)
                            ___________________   ______________ ______________ _______________  ______________________
                             1997   1996   1995   1997 1996 1995 1997 1996 1995 1997  1996 1995   1997    1996    1995
                            _____  _____  _____   ____ ____ ____ ____ ____ ____ ____  ____ ____  ______  ______  ______
                                                                                     (thousands of acres)
Fee                         1,331  1,328  1,329    308  308  308  418  419  419   -    -   667   2,057   2,055   2,723
Leases and contracts           51     51     49    -    -    -    284  290  290   -    -    -      335     341     339
                            _____  _____  _____   ____ ____ ____ ____ ____ ____ ____ ____ ____   _____   _____   _____
                            1,382  1,379  1,378    308  308  308  702  709  709   -    -   667   2,392   2,396   3,062

Approximate % of
 total fiber
 requirements
 available from:(6)
  Owned and controlled
    timber resources           25%    21%    22%    23%  23%  22%  25%  25%  26%  -    -    57%     25%     23%     27%
  Residuals from
    processed purchased
    logs                       13     14     17     -    -    -     6    6    7   -    -    -        9       9      10
                            _____  _____  _____   ____ ____ ____ ____ ____ ____ ____ ____ ____   _____   _____   _____
  Total                        38%    35%    39%    23%  23%  22%  31%  31%  33%  -    -   57%      34%     32%     37%


(1)  Principally sawtimber.
(2)  Principally pulpwood.
(3)  Sawtimber and pulpwood.
(4)  In 1996, we sold 667,000 acres of timberland to The Mead Corporation in connection with the sale of our coated publication paper business in Rumford, Maine.
(5)  On December 31, 1997, our inventory of merchantable sawtimber was approximately
     7.7 billion board feet, and our inventory of pulpwood was approximately 7.8 million cords.  At December 31, 1996, these inventories were approximately 7.6 billion board feet and approximately 7.6 million cords, and at December 31, 1995, these inventories were approximately 9.0 billion board feet and approximately 15.9 million cords.
(6)  Assumes harvesting of company-owned and controlled timber resources on a sustained timber yield basis and operation of our paper and wood products manufacturing facilities at practical capacity.  Percentages shown represent weighted average consumption on a cubic volume basis.


Long-term leases generally provide Boise Cascade with timber harvesting rights and carry with them the responsibility for management of the timberlands. The average remaining life of all leases and contracts is in excess of 40 years. In addition, we have an option to purchase approximately 203,000 acres of timberland under lease and/or contract in the South.

We seek to maximize the utilization of our timberlands through efficient management so that the timberlands will provide a continuous supply of wood for future needs. Site preparation, planting, fertilizing, thinning, and logging techniques are being improved through a variety of methods, including genetic research and computerization.

We assume substantially all risks of loss from fire and other casualties on all the standing timber we own, as do most owners of timber tracts in the U.S.

Additional information pertaining to our timber resources is presented under the caption "Timber Supply" of the Financial Review of our 1997 Annual Report. This information is incorporated by reference.

COMPETITION

The markets we serve are highly competitive, with a number of substantial companies operating in each. We compete in our markets principally through price, service, quality, and value-added products and services.

ENVIRONMENTAL ISSUES

Our discussion of environmental issues is presented under the caption "Environmental Issues" of the Financial Review of our 1997 Annual Report. This information is incorporated by reference. In addition, environmental issues are discussed under "Item 3. Legal Proceedings," of this Form 10-K.

EMPLOYEES

As of December 31, 1997, we had 22,514 employees, 6,176 of whom were covered under collective bargaining agreements. In 1997, we obtained a labor contract extension effective until 2000 for our west coast timber employees.

No major negotiations are scheduled for 1998.

IDENTIFICATION OF EXECUTIVE OFFICERS

Information with respect to our executive officers is set forth in Item 10 of this Form 10-K and is incorporated into this Part I by reference.

CAPITAL INVESTMENT

Boise Cascade's capital expenditures in 1997 were $579 million, compared with $832 million in 1996 and $428 million in 1995. Details of 1997 spending by segment and by type are as follows:

                                                               Replacement,
                                    Quality/      Timber and   Environmental,
                         Expansion  Efficiency(1) Timberlands  and Other      Total
                         _________  __________    ___________  ____________   _______
                                           (expressed in millions)
Paper and paper products   $   66      $   22       $    -      $   82      $  170
Office products(2)            296          26            -          25         347
Building products              23           9            -          18          50
Timber and timberlands         -           -              6         -            6
Other                           1          -             -           5           6
                           ______      ______       _______     ______      ______
    Total                  $  386      $   57        $    6     $  130      $  579

(1) Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.
(2) Capital expenditures include acquisitions made by BCOP through the issuance of common stock, assumption of debt, and the recording of liabilities.

The level of capital investment in 1998 is expected to be about $400 million, excluding acquisitions, and will be allocated to cost-saving, modernization, expansion, replacement, maintenance, environmental, and safety projects.

ENERGY

The paper and paper products segment is our primary energy user. Self-generated energy sources in this segment, such as wood wastes, pulping liquors, and hydroelectric power, provided 57% of total 1997 energy requirements, compared with 53% in 1996 and 52% in 1995. The energy requirements fulfilled by purchased sources in 1997 were as follows: natural gas, 29%; electricity, 13%; and residual fuel oil, 1%.

ITEM 2.   PROPERTIES

We own substantially all of our facilities other than those in our office products subsidiary. The majority of the office products facilities are rented under operating leases. Regular maintenance, renewal, and new construction programs have preserved the operating suitability and adequacy of those properties. We own substantially all equipment used in our facilities.

Following is a list of our facilities by segment as of February 28, 1998. Information concerning timber resources is presented in Item 1 of this Form 10-K.

PAPER AND PAPER PRODUCTS

5 pulp and paper mills located in Alabama, Louisiana, Minnesota, Oregon, and Washington. In 1996, we sold our mill in Rumford, Maine.

6 regional service centers located in California, Georgia, Illinois, New Jersey, Oregon, and Texas.

2 converting facilities located in Oregon and Washington. In 1996, we completed the reconfiguration of our Vancouver, Washington, mill by shutting down its paper making abilities and operating it only as a paper converting facility.

7 corrugated container plants located in Idaho (2), Nevada, Oregon, Utah, and Washington (2).

1 wave flute facility located in California.

OFFICE PRODUCTS

72 distribution centers located in Arizona, California (2), Colorado, Connecticut, Delaware, Florida (3), Georgia, Hawaii, Idaho, Illinois, Kentucky, Maine, Maryland, Massachusetts, Michigan (3), Minnesota (2), Missouri (2), Montana, Nevada (2), New Mexico, New York (2),
North Carolina (2), Ohio (3), Oklahoma, Oregon (2), Pennsylvania (2), Tennessee, Texas (2), Utah, Vermont, Virginia, Washington (2), Wisconsin, Australia (8), Canada (9), France (2), Germany, and Spain, and United Kingdom (2).

Approximately 74 retail outlets located in Hawaii and Canada.

BUILDING PRODUCTS

11 sawmills located in Alabama, Idaho (2), Louisiana, Oregon (4), and Washington (3).

12 plywood and veneer plants located in Idaho, Louisiana (2), Oregon (7), and Washington (2).

1 particleboard plant located in Oregon.

2 laminated veneer lumber/wood I-joists plants located in Oregon and Louisiana.

1 wood beam plant located in Idaho.

47% owned oriented strand board joint venture located in Barwick, Ontario, Canada.

15 wholesale building materials units located in Arizona, Colorado (2), Idaho (2), Minnesota, Montana, New Mexico, Oklahoma, Texas, Utah, and Washington (4).

ITEM 3.   LEGAL PROCEEDINGS

We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws with respect to 33 active sites where hazardous substances or other contaminants are located. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. However, based on our investigations, our experience with respect to cleanup of hazardous substances, the fact that expenditures will, in many cases, be incurred over extended periods of time, and the number of solvent potentially responsible parties, we do not presently believe that the known actual and potential response costs will, in the aggregate, have a material adverse effect on our financial condition or the results of operations.

We are involved in various litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under any pending litigation or administrative proceeding, including those described in the preceding paragraph, would not materially affect our financial condition or operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Our common stock is listed on the New York, the Chicago, and the Pacific Stock Exchanges. The high and low sales prices for our common stock, as well as the frequency and amount of dividends paid on such stock, is included in "Quarterly Results of Operations," in our 1997 Annual Report. Additional information concerning dividends on common stock is presented under the caption "Dividends" of the Financial Review section of our 1997 Annual Report, and information concerning restrictions on the payments of dividends is included in Note 4, "Debt," of the Notes to Financial Statements in our 1997 Annual Report. The approximate number of common shareholders, based upon actual record holders at year-end, is presented under the caption "Financial Highlights" of our 1997 Annual Report. The information under these captions is incorporated by reference.

SHAREHOLDER RIGHTS PLAN

Pursuant to the shareholder rights plan adopted in December 1988 and amended in September 1990, holders of common stock received a distribution of one right for each common share held. The rights become exercisable ten days after a person or group acquires 15% of our outstanding voting securities or ten business days after a person or group commences or announces an intention to commence a tender or exchange offer that could result in the acquisition of 15% of these securities. Each full Right, if it becomes exercisable, entitles the holder to purchase one share of common stock at a purchase price of $175 per share, subject to adjustment. In addition, upon the occurrence of certain events, and upon payment of the then-current purchase price, the Rights may "flip in" and entitle holders to buy common stock or "flip over" and entitle holders to buy common stock in an acquiring entity in such amount that the market value is equal to twice the purchase price. The Rights are nonvoting and may be redeemed by the company for one cent per Right at any time prior to the tenth day after an individual or group acquires 15% of our voting stock, unless extended, and expire in 1998. In September 1997, the company renewed its shareholder rights plan by entering into a Renewed Rights Agreement. The Renewed Rights Agreement will take effect and the company will distribute new rights upon the expiration of the existing rights plan. Additional details are set forth in the Renewed Rights Agreement filed with the Securities and Exchange Commission as Exhibit 4.2 in our Form 10-Q dated September 30, 1997.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the years indicated and should be read in conjunction with the disclosures in Item 7 and
Item 8 of this Form 10-K:

                                     1997     1996     1995     1994     1993
                                              (1)(2)   (4)(5)   (10)     (11)(12)
                                              (3)      (6)(7)            (13)
                                                       (8)(9)
                                    ______   ______   ______   ______   ______
                                          (expressed in millions, except
                                             per-common-share amounts)
Assets
  Current assets                    $1,354   $1,355   $1,313   $  918   $  887
  Property and equipment, net        2,630    2,554    2,604    2,494    3,010
  Other                                986      802      739      882      616
                                    ______   ______   ______   ______   ______
                                    $4,970   $4,711   $4,656   $4,294   $4,513
Liabilities and
Shareholders' Equity
  Current liabilities               $  894   $  933   $  770   $  658   $  688
  Long-term debt, less
    current portion                  1,726    1,330    1,365    1,625    1,593
  Guarantee of ESOP debt               177      196      214      231      247
  Minority interest                    105       82       68     -        -
  Other                                455      490      545      415      480
  Shareholders' equity               1,613    1,680    1,694    1,365    1,505
                                    ______   ______   ______   ______   ______
                                    $4,970   $4,711   $4,656   $4,294   $4,513

Net sales                           $5,494   $5,108   $5,074   $4,140   $3,958
Net income (loss)                   $  (30)  $    9   $  352   $  (63)  $  (77)
Net income (loss) per common share
  Basic                             $(1.19)  $ (.63)  $ 6.62   $(3.08)  $(3.17)
  Diluted (14)                      $(1.19)  $ (.63)  $ 5.39   $(3.08)  $(3.17)

Cash dividends declared
  per common share                  $  .60   $  .60   $  .60   $  .60   $  .60

(1) Includes a pretax gain of approximately $40,395,000 as a result of the sale of our coated publication paper business. In addition, approximately $15,341,000 of pretax expense arising from related tax indemnification requirements was recorded. Assets were reduced by $632,246,000 as a result of the sale.

(2) Includes $9,955,000 before taxes for the write-down of certain paper assets.

(3) Includes a gain of $2,880,000 as a result of shares issued by BCOP for stock options and to effect various acquisitions.

(4) Includes a charge of $74,900,000 before taxes related primarily to the write-down of certain paper assets under the provisions of Financial Accounting Standards Board Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

(5) Includes a pretax gain of $68,900,000 as a result of the sale of our remaining interest in Rainy River.

(6) Includes a gain of $6,160,000 as a result of shares issued by BCOP to effect various acquisitions.

(7)  Includes a gain of $60,000,000 from the BCOP initial public offering.

(8) Includes $32,500,000 of income taxes for the tax effect of the difference in the book and tax bases of our stock ownership in Rainy River.

(9) Includes a pretax charge of $19,000,000 for the establishment of reserves for the write-down of certain paper assets. Also included is our addition to existing reserves of $5,000,000 before taxes for environmental and other contingencies.

(10) Includes a charge of $10,200,000 before taxes as a result of the sale of securities by Rainy River. Also includes the recognition of a noncash charge of $20,200,000 for U.S. taxes on previously undistributed Canadian earnings.

(11) In the third quarter of 1993, the U.S. federal government increased the statutory tax rate from 34% to 35%, effective as of the beginning of 1993. Income tax benefits reported have been decreased by $7,120,000 as a result of adjusting net deferred tax liabilities for the change in rates. Also included in 1993 was a net pretax gain of $5,300,000 which was primarily attributable to an asset sale.

(12) In the second quarter of 1993, the Canadian federal government reduced the statutory tax rate applicable to Boise Cascade. Effective as of the beginning of 1993, the rate decreased from 23.8% to 22.8%, and a further reduction to 21.8% was effective at the beginning of 1994. Income tax benefits reported have been increased by $5,020,000, as a result of adjusting net Canadian deferred tax liabilities for the changes in rates.

(13) In 1993, we sold our interest in a specialty paper producer at a pretax gain of $8,644,000.

(14) The computation of diluted net loss per common share was antidilutive in the years 1997, 1996, 1994, and 1993; therefore, the amounts reported for basic and diluted loss per share are the same. In 1997, we adopted SFAS
No. 128, "Earnings Per Share," effective December 15, 1997. As a result, our basic earnings per share for 1995 increased 69 cents to $6.62 over the previously reported primary income per common share. The accounting change had no effect on any of the other reported amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations are presented under the caption "Financial Review" of our 1997 Annual Report and are incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the caption, "Disclosures of Certain Financial Market Risks" in our management's discussion and analysis of financial condition and results of operations, and is incorporated by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related notes, together with the report of the independent public accountants, are presented in our 1997 Annual Report and are incorporated by reference. Selected quarterly financial data is presented under, "Quarterly Results of Operations," in our 1997 Annual Report and is incorporated by reference.

The consolidated income statement for the three months ended December 31, 1997, is presented in our Fact Book for the fourth quarter of 1997 and is incorporated by reference.

The 9.85% Notes issued in June 1990, the 9.9% Notes issued in March 1990, and the 9.45% Debentures issued in October 1989 each contain a provision under which in the event of the occurrence of both a designated event (change of control), as defined, and a rating decline, as defined, the holders of these securities may require Boise Cascade to redeem the securities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The directors and nominees for directors are presented under the caption "Election of Directors" in our proxy statement. This information is incorporated by reference.

Executive Officers as of February 28, 1998

                                                                    Date First
                                                                    Elected as
Name                       Age   Position or Office                 an Officer
________________________   ___   _____________________________      __________

George J. Harad(1)         53    Chairman of the Board and
                                 Chief Executive Officer               5/11/82

Peter G. Danis Jr.(2)      66    Executive Vice President              7/26/77


Theodore Crumley           52    Senior Vice President and
                                 Chief Financial Officer               5/10/90

A. Ben Groce               56    Senior Vice President                  2/8/91

John W. Holleran           43    Senior Vice President and
                                 General Counsel                       7/30/91

Terry R. Lock              56    Senior Vice President                 2/17/77

Christopher C. Milliken(3) 52    Senior Vice President                  2/3/95

Richard B. Parrish         59    Senior Vice President                 2/27/80

N. David Spence            62    Senior Vice President                 12/8/87

A. James Balkins III(4)    45    Vice President                         9/5/91

Stanley R. Bell            51    Vice President                        9/25/90

John C. Bender             58    Vice President                        2/13/90

Charles D. Blencke         54    Vice President                       12/11/92

Tom E. Carlile             46    Vice President and Controller          2/4/94

Karen E. Gowland           39    Vice President and
                                 Corporate Secretary                   9/25/97

J. Michael Gwartney        57    Vice President                        4/25/89

Vincent T. Hannity         53    Vice President                        7/26/96

Irving Littman             57    Vice President and Treasurer          11/1/84

Jeffrey G. Lowe            56    Vice President                       12/11/92

Richard W. Merson          55    Vice President                       12/12/97

Carol B. Moerdyk(5)        47    Vice President                        5/10/90

David A. New               47    Vice President                        4/30/97

Terry M. Plummer           44    Vice President                        9/28/95

J. Kirk Sullivan           62    Vice President                        9/30/81

Gary M. Watson             50    Vice President                         2/5/93

(1)  Chairman of the Board, Boise Cascade Office Products Corporation

(2)  Chief Executive Officer, Boise Cascade Office Products Corporation

(3)  President, Boise Cascade Office Products Corporation

(4) Senior Vice President, Chief Financial Officer, Treasurer, and Corporate Secretary, Boise Cascade Office Products Corporation

(5) Senior Vice President, U.S. Contract Operations, Boise Cascade Office Products Corporation

All of the officers named above except for David A. New, who joined the company in 1997, have been employees of Boise Cascade or one of its subsidiaries for at least five years.

J. Ray Barbee, vice president, resigned from his position with Boise Cascade effective August 13, 1997. H. John Leusner, vice president, retired from his position with Boise Cascade effective December 31, 1997.

On February 10, 1998, it was announced that Peter G. Danis will retire from his positions with Boise Cascade and BCOP on April 21, 1998. Mr. Danis will continue to serve on BCOP's Board of Directors. It was also announced that Christopher C. Milliken was elected senior vice president of Boise Cascade.
He will succeed Mr. Danis as president of BCOP, effective immediately, and as chief executive officer on April 21, 1998. Mr. Milliken was also elected as a director of BCOP by BCOP's Board of Directors.

Karen E. Gowland was elected vice president and corporate secretary in September 1997. In 1981, Ms. Gowland received a B.S. degree in accounting from the University of Idaho and in 1984, she received her J.D. from the University of Idaho. Ms. Gowland joined Boise Cascade's legal department in 1984.

Richard W. Merson was elected vice president in December 1997.  In 1965,
Mr. Merson received a B.S. degree in chemical engineering from the University of Maryland. In 1989, he attended the University of Tennessee Executive Development Program. Mr. Merson joined Boise Cascade in 1981. He has held various positions with Boise Cascade's paper group.

David A. New was elected vice president in April 1997. In 1973, Mr. New received a B.S. degree in forestry from Purdue University. Mr. New joined Boise Cascade in 1997. Prior to joining Boise Cascade, Mr. New was a technical manager for Fletcher Challenge Ltd.

ITEM 11.  EXECUTIVE COMPENSATION

Information concerning compensation of Boise Cascade's executive officers for the year ended December 31, 1997, is presented under the caption "Compensation Tables" in our proxy statement. This information is incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Information concerning the security ownership of certain beneficial owners as of December 31, 1997, is set forth under the caption
"Beneficial Ownership" in Boise Cascade's proxy statement and is incorporated by reference.

     (b) Information concerning security ownership of management as of December 31, 1997, is set forth under the caption "Security
Ownership of Directors and Executive Officers" in Boise Cascade's proxy statement and is incorporated by reference.

     (c) Information concerning compliance with Section 16 of the Securities and Exchange Act of 1934 is set forth under the caption
"Section 16(a) Beneficial Ownership Reporting Compliance" in Boise
Cascade's proxy statement and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions during 1997 is set forth under the caption "Legal Services" in Boise Cascade's proxy statement and is incorporated by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Form 10-K for Boise Cascade:

          (1)  Financial Statements

               (i) The Income Statement for the three months ended December 31, 1997, is incorporated by reference from Boise Cascade's Fact Book for the fourth quarter of 1997.

                 (ii) The Financial Statements, the Notes to Financial Statements, the Report of Independent Public
          Accountants the Report of Management, and the Quarterly Results of Operations listed below are incorporated by reference from Boise Cascade's 1997
          Annual Report.

          -    Balance Sheets as of December 31, 1997 and 1996.
          - Statements of Income (Loss) for the years ended December 31, 1997, 1996, and 1995.
          - Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995.
          - Statements of Shareholders' Equity for the years ended December 31, 1997, 1996, and 1995.
          -    Notes to Financial Statements.
          -    Report of Independent Public Accountants.
          -    Report of Management.
          -    Quarterly Results of Operations.

          (2)  Financial Statement Schedules.

               None required.

          (3)  Exhibits.

               A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immedi-ately precedes such exhibits, and is incorporated by reference.

     (b)  Reports on Form 8-K.

No Form 8-K's were filed during the fourth quarter of 1997.  On
February 23, 1998, we filed a Form 8-K with the Securities and Exchange Commission to file our financial information as of December 31, 1997. The Form 8-K also reported the ratio of earnings to fixed charges.

     (c)  Exhibits.

          See Index to Exhibits.



SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Boise Cascade Corporation

     By   George J. Harad
          George J. Harad
          Chairman of the Board and
          Chief Executive Officer

Dated:  March 26, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1998.

             Signature                         Capacity

(i)  Principal Executive Officer:

          George J. Harad               Chairman of the Board and
     ______________________________     Chief Executive Officer
          George J. Harad

(ii) Principal Financial Officer:

          Theodore Crumley         Senior Vice President and
     ______________________________     Chief Financial Officer
          Theodore Crumley

(iii)     Principal Accounting Officer

          Tom E. Carlile                Vice President
     ______________________________     and Controller
          Tom E. Carlile

(iv) Directors:

          George J. Harad               Paul J. Phoenix
     ______________________________     _________________________
          George J. Harad               Paul J. Phoenix

          Anne L. Armstrong             A. William Reynolds
     ______________________________     _________________________
          Anne L. Armstrong             A. William Reynolds

          Philip J. Carroll             Jane E. Shaw
     ______________________________     _________________________
          Philip J. Carroll             Jane E. Shaw


          Robert K. Jaedicke            Frank A. Shrontz
     _____________________________      _________________________
          Robert K. Jaedicke            Frank A. Shrontz

          Donald S. Macdonald           Edson W. Spencer
     ______________________________     _________________________
          Donald S. Macdonald           Edson W. Spencer

          Gary G. Michael               Ward W. Woods, Jr.
     ______________________________     _________________________
          Gary G. Michael               Ward W. Woods, Jr.


CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we consent to the incorporation of our report dated January 29, 1998, incorporated by reference in this Form 10-K for the year ended December 31, 1997, into Boise Cascade Corporation's previously filed post-effective amendment No. 1 to Form S-8 registration statement (File No. 33-28595); post-effective amendment No. 1 to Form S-8 registration statement (File No. 33-21964); the registration statement on Form S-8 (File No. 33-31642); the registration statement on Form S-8 (File
No. 33-45675); the registration statement on Form S-3 (File No. 33-54533); the registration statement on Form S-3 (File No. 33-55396); the registration statement on Form S-8 (File No. 33-62263); the registration statement on Form S-8 (File No. 333-22707); and the pre-effective amendment No. 1 to Form S-3 registration statement (File No. 333-41033).



                                             ARTHUR ANDERSEN LLP



Boise, Idaho
March 26, 1998

BOISE CASCADE CORPORATION

INDEX TO EXHIBITS
Filed with the Annual Report
on Form 10-K for the
Year Ended December 31, 1997



Page
Number      Description                                               Number
_______     ___________________________________________________       _______

2      (1)  Acquisition Agreement Among Boise Cascade Corporation,
              Oxford Paper Company, Mead Oxford Corporation, and
              The Mead Corporation, dated September 28, 1996               -
3.1    (2)  Restated Certificate of Incorporation, as restated to date     -
3.2    (3)  Bylaws, as amended, September 29, 1994                         -
4.1    (4)  Trust Indenture between Boise Cascade Corporation and
              Morgan Guaranty Trust Company of New York, Trustee,
              dated October 1, 1985, as amended                            -
4.2    (5)  1997 Revolving Loan Agreement -- $600,000,000, dated
              as of March 11, 1997, as amended September 25, 1997          -
4.3    (6)  Shareholder Rights Plan, as amended September 25, 1990         -
4.4    (7)  Renewed Rights Agreement dated as of September 25, 1997        -
9           Inapplicable                                                   -
10.1   (8)  Key Executive Performance Plan for Executive Officers,
              as amended through December 7, 1995                          -
10.2   (8)  1986 Executive Officer Deferred Compensation Plan,
              as amended through December 7, 1995                          -
10.3   (9)  1983 Board of Directors Deferred Compensation Plan,
              as amended through July 26, 1996                             -
10.4   (8)  1982 Executive Officer Deferred Compensation Plan,
              as amended through December 7, 1995                          -
10.5  (10)  Executive Officer Severance Pay Policy                         -
10.6   (8)  Supplemental Early Retirement Plan for Executive Officers,
              as amended through December 7, 1995                          -
10.7  (11)  Boise Cascade Corporation Supplemental Pension Plan,
              effective as of January 1, 1994                              -
10.8   (9)  1987 Board of Directors Deferred Compensation Plan,
              as amended through July 26, 1996                             -
10.9        1984 Key Executive Stock Option Plan and Form of Agreement,
              as amended through December 12, 1997                         0
10.10 (10)  Executive Officer Group Life Insurance Plan description        -
10.11  (8)  Executive Officer 1980 Split-Dollar Life Insurance Plan,
              as amended through December 7, 1995                          -
10.12  (8)  Forms of Agreements with Executive Officers, as amended
              through December 7, 1995                                     -
10.13 (12)  Supplemental Health Care Plan for Executive Officers,
              as revised July 31, 1996                                     -
10.14 (10)  Nonbusiness Use of Corporate Aircraft Policy, as amended       -
10.15 (10)  Executive Officer Financial Counseling Program description     -
10.16 (10)  Family Travel Program description                              -
10.17 (13)  Form of Directors' Indemnification Agreement, as revised
              June 1997                                                    -
10.18 (12)  Deferred Compensation and Benefits Trust, as amended and
              restated as of December 13, 1996                             -
10.19  (8)  Director Stock Compensation Plan, as amended through
              December 7, 1995                                             -
10.20  (8)  Boise Cascade Corporation Director Stock Option Plan,
              as amended through December 7, 1995                          -
10.21  (8)  1995 Executive Officer Deferred Compensation Plan,
              effective January 1, 1996                                    -
10.22  (8)  1995 Board of Directors Deferred Compensation Plan,
              effective January 1, 1996                                    -
10.23  (8)  Boise Cascade Corporation 1995 Split-Dollar Life Insurance
              Plan, as amended through December 7, 1995                    -
10.24       1997 and 1998 Performance Criteria for the Key Executive
              Performance Plan for Executive Officers
11          Computation of Per Share Earnings
12          Ratio of Earnings to Fixed Charges
13.1        Incorporated sections of the Boise Cascade Corporation
              1997 Annual Report
13.2        Incorporated sections of the Boise Cascade Corporation
               Fact Book for the fourth quarter of 1997
16          Inapplicable                                                   -
18          Inapplicable                                                   -
21          Significant subsidiaries of the registrant
22          Inapplicable                                                   -
23          Consent of Arthur Andersen LLP  (See page 21)                  -
24          Inapplicable                                                   -
27          Financial Data Schedule
28          Inapplicable                                                   -
99          Inapplicable                                                   -

(1) Exhibit 2 was filed under the same exhibit number in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and is incorporated by reference.

(2) The Restated Certificate of Incorporation was filed as Exhibit 3 in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and is incorporated by reference.

(3) The Bylaws, as amended September 29, 1994, were filed as Exhibit 3 in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, and are incorporated by reference.

(4) The Trust Indenture between Boise Cascade Corporation and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended, was filed as Exhibit 4 in the Registration Statement on Form S-3 No. 33-5673, filed May 13, 1986. The First Supplemental Indenture, dated December 20, 1989, to the Trust Indenture between Boise Cascade Corporation and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, was filed as Exhibit 4.2 in the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 No. 33-32584, filed December 20, 1989. The Second Supplemental Indenture, dated August 1, 1990, to the Trust Indenture was filed as
Exhibit 4.1 in Boise Cascade's Current Report on Form 8-K filed on August 10, 1990. Each of the documents referenced in this footnote is incorporated by reference.

(5) Exhibit 4.2 was filed under the same exhibit number in Boise Cascade's 1996 Annual Report on Form 10-K. The Form of First Amendment to 1997 Revolving Credit Agreement dated as of September 25, 1997, was filed as
Exhibit 4.1 in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. Each of the documents referenced in this footnote is incorporated by reference.

(6) The Rights Agreement, dated as of December 13, 1988, as amended September 25, 1990, was filed as Exhibit 1 in Boise Cascade's Form 8-K filed with the Securities and Exchange Commission on September 25, 1990, and is incorporated by reference.

(7) The Renewed Rights Agreement dated as of September 25, 1997, was filed as Exhibit 4.2 in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and is incorporated by reference.

(8)  Exhibits 10.1, 10.2, 10.4, 10.6, 10.11, 10.12, 10.19, 10.20, 10.21,
10.22, and 10.23 were filed under the same exhibit numbers in Boise Cascade's 1995 Annual Report on Form 10-K and are incorporated by reference.

(9) The 1983 Board of Directors Deferred Compensation Plan and 1987 Board of Directors Deferred Compensation Plan were filed as Exhibits 10.1 and
10.2, respectively, in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and are incorporated by reference.

(10) Exhibits 10.5, 10.10, 10.14, 10.15, and 10.16 were filed under the same exhibit numbers in Boise Cascade's 1993 Annual Report on Form 10-K and are incorporated by reference.

(11) Exhibit 10.7 was filed under the same exhibit number in Boise Cascade's 1994 Annual Report on Form 10-K and is incorporated by reference.

(12) Exhibits 10.13 and 10.18 were filed under the same exhibit numbers in Boise Cascade's 1996 Annual Report on Form 10-K and are incorporated by reference.

(13) The Form of Directors' Indemnification Agreement, as revised June 1997, was filed as Exhibit 10 in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and is incorporated by reference.