Form 10-Q
period 1998-03-31
BOISE CASCADE CORP
filed 1998-05-12
CIK 12978

UNITED STATES

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549

                               F O R M  10 - Q


(X) Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 1998


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Shares Outstanding
             Class                           as of April 30, 1998
Common stock, $2.50 par value                     56,323,967

                       PART I - FINANCIAL INFORMATION

                             STATEMENTS OF LOSS
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                (expressed in thousands, except per share data)

Item 1.	Financial Statements
                                                      Three Months Ended
                                                            March 31
                                                    ________________________
                                                      1998           1997
                                                    __________    __________
                                                           (unaudited)
Revenues
  Sales                                             $1,489,500    $1,273,610
  Other income (expense), net                             (320)         (270)
                                                    __________    __________
                                                     1,489,180     1,273,340
                                                    __________    __________

Costs and expenses
  Materials, labor, and other operating expenses 1,172,920 1,047,430 Depreciation, amortization, and cost of
    company timber harvested                            71,460        60,460
  Selling and distribution expenses                    161,700       128,600
  General and administrative expenses                   36,590        31,490
                                                    __________    __________
                                                     1,442,670     1,267,980
                                                    __________    __________

Equity in net income (loss) of affiliates               (3,540)           30
                                                    __________    __________

Income from operations                                  42,970         5,390
                                                    __________    __________

Interest expense                                       (40,100)      (27,700)
Interest income                                            600         2,090
Foreign exchange loss                                      (50)          (10)
                                                    __________    __________
                                                       (39,550)      (25,620)
                                                    __________    __________

Income (loss) before income taxes and
  minority interest                                      3,420       (20,230)

Income tax (provision) benefit                          (1,450)        7,890
                                                    __________    __________
Income (loss) before minority interest                   1,970       (12,340)
Minority interest, net of income tax                    (3,130)       (2,870)
                                                    __________    __________
Net loss                                            $   (1,160)   $  (15,210)


Net loss per common share
  Basic                                                 $ (.18)       $ (.51)
  Diluted                                               $ (.18)       $ (.51)
  Dividends declared per common share                   $  .15        $  .15

   The accompanying notes are an integral part of these Financial Statements.

                            SEGMENT INFORMATION
                BOISE CASCADE CORPORATION AND SUBSIDIARIES
                          (expressed in thousands)


                                                      Three Months Ended
                                                            March 31
                                                    _________________________
                                                      1998           1997
                                                    __________     __________
                                                            (unaudited)

Segment sales
  Office products                                   $  759,808     $  597,871
  Building products                                    368,678        377,382
  Paper and paper products                             458,294        370,554
  Intersegment eliminations and other                  (97,280)       (72,197)
                                                    __________     __________
                                                    $1,489,500     $1,273,610


Segment operating income (loss)
  Office products                                   $   37,592     $   28,515
  Building products                                        768         10,392
  Paper and paper products                              20,989        (22,667)
  Equity in net income (loss) of affiliates             (3,540)            30
  Corporate and other                                  (12,839)       (10,880)
                                                    __________     __________
    Income from operations                          $   42,970     $    5,390



  The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                          (expressed in thousands)

ASSETS
                                                 March 31         December 31
                                         _______________________  ___________
                                            1998         1997         1997
                                         __________   __________  ___________
                                                (unaudited)
Current
  Cash                                   $   86,002   $   70,913   $   56,429
  Cash equivalents                            8,840       99,112        7,157
                                         __________   __________   __________
                                             94,842      170,025       63,586

  Receivables, less allowances
    of $8,874, $5,105, and $9,689           630,448      505,515      570,424
  Inventories                               614,772      512,854      633,290
  Deferred income tax benefits               59,459       57,402       54,312
  Other                                      27,223       26,676       32,061
                                         __________   __________   __________
                                          1,426,744    1,272,472    1,353,673
                                         __________   __________   __________

Property
  Property and equipment
    Land and land improvements               55,445       40,174       57,260
    Buildings and improvements              559,732      470,570      554,712
    Machinery and equipment               4,145,749    3,917,249    4,055,065
                                         __________   __________   __________
                                          4,760,926    4,427,993    4,667,037
  Accumulated depreciation               (2,130,519)  (1,849,420)  (2,037,352)
                                         __________   __________	 __________
                                          2,630,407    2,578,573    2,629,685
  Timber, timberlands, and
    timber deposits                         276,670      293,678      273,001
                                         __________   __________   __________
                                          2,907,077    2,872,251    2,902,686
                                         __________   __________   __________

Goodwill, net of amortization
  of $27,629, $15,365, and $24,020          446,646      265,310      445,722
Investments in equity affiliates             30,520       35,479       32,848
Other assets                                238,826      230,686      234,995
                                         __________   __________   __________
Total assets                             $5,049,813   $4,676,198   $4,969,924

   The accompanying notes are an integral part of these Financial Statements.

                   BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                 (expressed in thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                 March 31         December 31
                                         _______________________  ___________
                                            1998         1997          1997
                                         __________   __________  ___________
                                                (unaudited)
Current
  Notes payable                          $  211,900   $   25,600   $   94,800
  Current portion of long-term debt          52,839      156,886       30,176
  Income taxes payable                          -          5,261        3,692
  Accounts payable                          495,831      421,064      470,445
  Accrued liabilities
    Compensation and benefits               121,001      118,240      126,780
    Interest payable                         35,526       26,880       39,141
    Other                                   159,995      157,345      128,714
                                         __________   __________   __________
                                          1,077,092      911,276      893,748
                                         __________   __________   __________
Debt
  Long-term debt, less current portion    1,742,492    1,359,753    1,725,865
  Guarantee of ESOP debt                    176,823      196,116      176,823
                                         __________   __________   __________
                                          1,919,315    1,555,869    1,902,688
                                         __________   __________   __________
Other
  Deferred income taxes                     234,557      239,665      230,840
  Other long-term liabilities               223,971      242,601      224,663
                                         __________   __________   __________
                                            458,528      482,266      455,503
                                         __________   __________   __________
Minority interest                           109,462       85,862      105,445
                                         __________   __________   __________
Shareholders' equity
  Preferred stock -- no par value;
      10,000,000 shares authorized;
      Series D ESOP: $.01 stated value;
      5,521,442; 5,976,459; and
      5,569,684 shares outstanding          248,465      256,296      250,636
    Deferred ESOP benefit                  (176,823)    (196,116)    (176,823)
    Series F: $.01 stated value;
      115,000 shares outstanding in 1997        -        111,043      111,043
    Series G: $.01 stated value;
      862,500 shares outstanding in 1997        -        176,404          -
  Common stock -- $2.50 par value;
    200,000,000 shares authorized;
    56,277,831; 48,531,267; and
    56,223,923 shares outstanding           140,695      121,328      140,560
  Additional paid-in capital                418,316      233,846      416,691
  Retained earnings                         861,658      940,941      879,043
  Accumulated other comprehensive
    income (loss)                            (6,895)      (2,817)      (8,610)
                                         __________   __________   __________
Total shareholders' equity                1,485,416    1,640,925    1,612,540
                                         __________   __________   __________
Total liabilities and shareholders'
  equity                                 $5,049,813   $4,676,198   $4,969,924


  The accompanying notes are an integral part of these Financial Statements.

                    BOISE CASCADE CORPORATION AND SUBSIDIARIES
                             STATEMENTS OF CASH FLOWS
                             (expressed in thousands)

                                                       Three Months Ended
                                                            March 31
                                                    _________________________
                                                       1998           1997
                                                    ___________    __________
                                                            (unaudited)
Cash provided by (used for) operations
  Net loss                                            $  (1,160)     $(15,210)
  Items in net loss not using (providing) cash
    Equity in net (income) loss of affiliates             3,540           (30)
    Depreciation, amortization, and cost of
      company timber harvested                           71,460        60,460
    Deferred income tax benefit                          (2,261)       (9,742)
    Minority interest, net of income tax                  3,130         2,870
    Other                                                (1,159)          991
  Receivables                                           (58,485)      (26,644)
  Inventories                                            19,707        29,899
  Accounts payable and accrued liabilities               35,463       (15,002)
  Current and deferred income taxes                        (955)        1,172
  Other                                                  12,576           487
                                                       ________      ________
    Cash provided by operations                          81,856        29,251
                                                       ________      ________

Cash used for investment
  Expenditures for property and equipment               (62,548)      (80,294)
  Expenditures for timber and timberlands                (2,751)       (1,797)
  Investments in equity affiliates, net                     -         (16,014)
  Purchases of facilities                                (4,042)       (7,748)
  Other                                                 (10,884)      (11,168)
                                                       ________      ________
    Cash used for investment                            (80,225)     (117,021)
                                                       ________      ________

Cash provided by (used for) financing
  Cash dividends paid
    Common stock                                         (8,433)       (7,271)
    Preferred stock                                      (3,722)       (6,161)
                                                       ________      ________
                                                        (12,155)      (13,432)
  Notes payable                                         117,100       (11,100)
  Additions to long-term debt                            90,000        30,000
  Payments of long-term debt                            (50,246)         (676)
  Series F Preferred Stock redemption                  (115,001)          -
  Other                                                     (73)       (7,848)
                                                       ________      ________
    Cash provided by (used for) financing                29,625        (3,056)
                                                       ________      ________

Increase (decrease) in cash and cash equivalents         31,256       (90,826)

Balance at beginning of the year                         63,586       260,851
                                                       ________      ________

Balance at March 31                                    $ 94,842      $170,025


   The accompanying notes are an integral part of these Financial Statements.

Notes to Quarterly Financial Statements

(1)	BASIS OF PRESENTATION.  We have prepared the quarterly financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read together with the statements and the accompanying notes included in our 1997 Annual Report.

The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included. The net loss for the three months ended March 31, 1998 and 1997, necessarily involved estimates and accruals. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2)	NET LOSS PER COMMON SHARE.  Net loss per common share was determined by dividing net loss, as adjusted, by applicable shares outstanding. For the three months ended March 31, 1998 and 1997, the computation of diluted net loss per share was antidilutive; therefore, amounts reported for basic and diluted loss were the same.

                                                      Three Months Ended
                                                            March 31
                                                    ______________________
                                                       1998        1997
                                                    _________    _________
                                                   (expressed in thousands)

      Net loss as reported                           $ (1,160)    $(15,210)
        Preferred dividends(1)                         (5,061)      (9,713)
        Excess of Series F Preferred Stock
          redemption price over carrying value(2)      (3,958)         -
                                                     ________     ________
      Basic and diluted loss                         $(10,179)    $(24,923)

      Average shares outstanding used to
        determine basic and diluted loss per
        common share                                   56,242       48,512


(1)	Dividend attributable to our Series D convertible preferred stock held by our ESOP (Employee Stock Ownership Plan) is net of a tax benefit.

(2)	First quarter loss per share included a negative seven cents related to the redemption of the Series F Preferred Stock. The loss for the quarter used in the calculation of loss per share was increased by the excess of the amount paid to redeem the preferred stock over its carrying value.


(3)	COMPREHENSIVE INCOME (LOSS).  Comprehensive income (loss) for the periods include the following:

                                                      Three Months Ended
                                                            March 31
                                                    _______________________
                                                      1998           1997
                                                    ___________   _________
                                                    (expressed in thousands)

      Net loss                                         $ (1,160)   $(15,210)
      Other comprehensive income (loss)
        Cumulative foreign currency translation
         adjustment, net of income taxes                  1,715      (1,471)
                                                       ________    ________
      Comprehensive income (loss), net of income
        taxes                                          $    555    $(16,681)


      Accumulated other comprehensive income (loss) for each period ended was as follows:

                                                  March 31      December 31
                                             __________________ ___________
                                               1998      1997      1997
                                             ________  ________ ___________
                                                 (expressed in thousands)
      Balances at beginning of period
        Minimum pension liability
         adjustment, net of income taxes      $(1,995)  $(2,866)    $(2,866)
        Cumulative foreign currency
         translation adjustment, net of
         income taxes                          (6,615)    1,520       1,520
      Changes within periods
        Minimum pension liability
         adjustment, net of income taxes          -         -           871
        Cumulative foreign currency
         translation adjustment, net of
         income taxes                           1,715    (1,471)     (8,135)
                                              _______   _______     _______
      Balance at end of period                $(6,895)  $(2,817)    $(8,610)


(4)	INVENTORIES.  Inventories include the following:

                                                  March 31      December 31
                                             __________________ ___________
                                               1998      1997      1997
                                             ________  ________ ___________
                                                 (expressed in thousands)

      Finished goods and work in process     $474,285  $391,133    $453,268
      Logs                                     66,062    61,567     107,625
      Other raw materials and supplies        152,198   141,229     149,870
      LIFO reserve                            (77,773)  (81,075)    (77,473)
                                             ________  ________    ________
                                             $614,772  $512,854    $633,290

(5)	DEFERRED SOFTWARE COSTS.  We defer purchased and internally developed software and related installation costs for computer systems that are used in our businesses. Deferral of costs begins when technological feasibility of the project has been established and it is determined that the software will benefit future years. These costs are amortized on the straight-line method over a maximum of five years or the useful life of the product, whichever is less. If the useful life of the product is shortened, the amortization period is adjusted. "Other assets" in the Balance Sheets includes deferred software costs of $33.0 million, $18.3 million, and $31.1 million at March 31, 1998 and 1997 and December 31, 1997.

(6)	INCOME TAXES.  The estimated tax provision rate for the first three months of 1998 was 42%, compared with 39% used for the first three months of 1997. The actual annual 1997 tax benefit rate was 32%.

For the three months ended March 31, 1998 and 1997, we paid income taxes, net of refunds received, of $2.4 million and $1.1 million.

(7)	DEBT.   At March 31, 1998, we had a revolving credit agreement with a group of banks that permitted us to borrow as much as $600 million at variable interest rates based on customary indices. This agreement expires in June 2002. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. Under this agreement, the payment of dividends is dependent upon the existence of and the amount of net worth in excess of the defined minimum. Our net worth at March 31, 1998, exceeded the defined minimum by $191 million.
At March 31, 1998, there were $185 million of borrowings outstanding under this agreement.

Our majority-owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), has a $450 million revolving credit agreement with a group of banks that expires in June 2001 and provides variable interest rates based on customary indices. The BCOP revolving credit facility contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. BCOP may, subject to the covenants contained in the credit agreement and to market conditions, raise additional funds through the agreement and through other external debt or equity financings in the future. Borrowings under BCOP's agreement were $290 million at March 31, 1998.

Also at March 31, 1998, we had $138.1 million of short-term borrowings outstanding and BCOP had $73.8 million of short-term borrowings outstanding. At March 31, 1997, we had no short-term borrowings outstanding, while BCOP had $25.6 million of short-term borrowings outstanding. The maximum amount of short-term borrowings outstanding during the three months ended March 31, 1998 and 1997, were $275.3 million and $59.3 million. The average amount of short-term borrowings outstanding during the three months ended March 31, 1998 and 1997, were $198.9 million and $33.2 million. The average interest rate for these borrowings was 5.9% for 1998 and 5.6% for 1997.

We filed a registration statement with the Securities and Exchange Commission for an additional $400 million of shelf capacity for debt securities. The effective date of our filing was March 25, 1998. Our total shelf capacity was $489.4 million at March 31, 1998.

BCOP filed a registration statement with the Securities and Exchange Commission to register $300 million of shelf capacity for debt securities. The effective date of the filing was April 22, 1998. On May 12, 1998, BCOP issued $150.0 million of 7.05% Notes under this registration statement. The Notes are due May 15, 2005. Proceeds from the issuance will be used to repay borrowings under BCOP's revolving credit agreement. BCOP has $150.0 million of shelf capacity remaining under this registration statement. In December 1997, BCOP entered into agreements to hedge against a rise in Treasury rates. BCOP entered into the transactions in anticipation of their issuance of these debt securities. The hedge agreements had a notional amount of $70 million. The settlement rate, based on the yield on 10-year U.S. Treasury bonds, was less than the agreed upon initial rate and BCOP made a cash payment of $0.6 million. The amount paid will be recognized as an increase in interest expense over the life of the debt securities issued.

Cash payments for interest, net of interest capitalized, were $43.7 million and $32.4 million for the three months ended March 31, 1998 and 1997.

(8)	BOISE CASCADE OFFICE PRODUCTS CORPORATION.  During the first three months of 1998, BCOP completed two acquisitions, and during the first three months of 1997, BCOP completed three acquisitions, all of which were accounted for under the purchase method of accounting.
Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to our results of operations or our financial position. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in our operations subsequent to the dates of acquisition.

On January 12, 1998, BCOP acquired the direct marketing business of Fidelity Direct, based in Minneapolis, Minnesota. On February 28, 1998, BCOP acquired the direct marketing business of Sistemas Kalamazoo, based in Madrid, Spain. These transactions were completed for cash of $4.0 million, debt assumed of $0.2 million, and the recording of $3.8 million of acquisition liabilities.

On January 31 and February 28, 1997, BCOP acquired contract stationer businesses in Montana and Florida. Also in January 1997, BCOP completed a joint venture with Otto Versand to direct market office products in Europe. These transactions, including the joint venture, were completed for cash of $14.9 million, $2.9 million of BCOP's common stock, and the recording of $1.0 million of acquisition liabilities.

Unaudited pro forma results of operations reflecting the acquisitions would have been as follows. If the 1998 acquisitions had occurred on January 1, 1998, sales for the first three months of 1998 would have increased by $0.8 million, and net loss and basic and diluted loss per share would have been unchanged. If the 1998 and 1997 acquisitions had occurred on January 1, 1997, sales for the first three months of 1997 would have increased by $8.0 million, net loss, and basic and diluted loss per share would have been unchanged. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have occurred if the acquisitions had taken place on the dates assumed.

(9)	SHAREHOLDERS' EQUITY.  We have a shareholder rights plan which was adopted in December 1988, amended in September 1990, and renewed in September 1997. The Renewed Rights Agreement becomes operative upon the expiration of the existing Rights Agreement.

(10)	NEW ACCOUNTING STANDARDS. In 1997, the Financial Accounting Standards
Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. We will adopt the statement at year-end 1998. We are still evaluating what impact it will have on our reportable segments. Adoption of this statement will have no impact on net income.

In March 1998, the American Institute of Certified Public Accountants (AICPA), issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use."
This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged.
We currently account for software costs generally in accordance with this SOP. In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. Unamortized costs are required to be expensed at the time of adoption of the SOP. We are still evaluating when to implement this SOP. The unamortized balance of these costs was $12.9 million at March 31, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 1998, Compared With Three Months Ended
March 31, 1997

Our net loss for the first quarter of 1998 was $1.2 million, compared with a net loss of $15.2 million for the first quarter of 1997. Basic loss and diluted loss per common share for the first quarter of 1998 were 18 cents. The first quarter 1998 loss per share included a negative seven cents related to the redemption of our Series F Preferred Stock, effective February 17, 1998. For the same quarter in 1997, basic loss and diluted loss per common share were 51 cents. Sales for the first quarter of 1998 were $1.5 billion and $1.3 billion in the first quarter of 1997.

Operating income in the office products segment in the first quarter of 1998 was $37.6 million, compared to $28.5 million in the first quarter 1997. Net sales in the first quarter of 1998 increased 27% to $759.8 million, compared with $597.9 million in the first quarter of 1997. The growth in sales resulted from a combination of acquisitions and same-location sales growth. Same-location sales increased 13% in the first quarter of 1998, compared with sales in the first quarter of 1997. Gross margins were 25.7% in the first quarter of 1998, compared to 25.2% in the year-ago first quarter. The increase in the first quarter of 1998 was primarily due to increases in BCOP's U.S. contract stationer and direct marketing gross margins, offset slightly by lower margins in BCOP's other businesses. BCOP's operating expenses were 20.8% of net sales in the first quarter of 1998, compared with 20.5% in the first quarter of 1997. The increase in the first quarter of 1998 was due in part to BCOP's direct marketing business, which has both higher gross margins and higher operating expenses. Direct marketing acquisitions made in 1997 increased BCOP's cost average compared to the prior year. BCOP's operating margin was 4.9% in 1998 and 4.8% in 1997.

Building products operating income decreased to $0.8 million in the first quarter of 1998, compared to $10.4 million in the first quarter of 1997. Sales decreased 2% to $368.7 million compared to $377.4 million a year ago. Results declined as a result of lower average prices and sales volumes. Plywood prices decreased 6%, while sales volumes decreased 3 million square feet. Lumber prices decreased 7%, while sales volumes decreased 26 million board feet. I-joists prices decreased 3%, while sales volumes increased
2 million equivalent lineal feet. Laminated veneer lumber prices were about flat, while sales volumes increased 100,000 cubic feet. Particleboard prices were down slightly, while sales volumes decreased 2 million square feet. The unfavorable sales prices and volume variances were partially offset by lower costs. Building products distribution sales were up 8% to $168 million, compared to $156 million for the first three months of 1997.

Our paper and paper products segment reported operating income of $21.0 million in the first quarter of 1998, compared with an operating loss of $22.7 million in the first quarter of 1997. Sales increased 24% to $458.3 million in the first quarter of 1998 from $370.6 million in the first quarter of 1997. The increase in results was caused by higher average prices for all of our paper grades in the first quarter of 1998, compared with the first quarter of 1997. Uncoated free sheet prices increased 10%, containerboard prices increased 22%, newsprint prices increased 18%, and pulp prices increased 5%. Sales volumes for the first quarter of 1998 increased 18,000 tons to 652,000 tons, compared with 634,000 tons in the first quarter of 1997. Uncoated free sheet volumes increased 34,000 tons as our new world-class uncoated free sheet paper machine in Jackson, Alabama, is now operating at close to rated capacity. Containerboard sales volumes increased 14,000 tons. These increases were offset by a 6,000-ton sales volume reduction in newsprint and a 24,000-ton reduction in pulp sales volume reflecting our decreasing position in the market pulp business.

Paper segment manufacturing costs per ton in the first quarter of 1998 were 2% higher than in the comparison quarter. The increase from quarter to quarter was due primarily to higher wood costs and the replacement of market pulp with higher margin, higher cost uncoated free sheet paper from the new machine at the Jackson mill.

Interest expense was $40.1 million in the first quarter of 1998, compared with $27.7 million in the same period last year. Capitalized interest in the first quarter of 1998 was $68,000, compared to $6.4 million in the first quarter of 1997. With the start-up of the expansion of the Jackson pulp and paper mill in April 1997, the amount of interest capitalized has decreased significantly. The balance of the increase in interest expense was due to higher debt levels.

Total long- and short-term debt outstanding was $2.2 billion at March 31, 1998, compared with $1.7 billion at March 31, 1997. Total long- and short-term debt outstanding was $2.0 billion at December 31, 1997.

Financial Condition

At March 31, 1998, we had working capital of $349.7 million. Working capital was $361.2 million at March 31, 1997, and $459.9 million at December 31, 1997. Cash provided by operations was $81.9 million for the first three months of 1998, compared with $29.3 million for the same period in 1997.

At March 31, 1998, we had a revolving credit agreement with a group of banks that permitted us to borrow as much as $600 million at variable interest rates based on customary indices. This agreement expires in June 2002. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. Under this agreement, the payment of dividends is dependent upon the existence of and the amount of net worth in excess of the defined minimum. Our net worth at March 31, 1998, exceeded the defined minimum by $191 million. At March 31, 1998, there were $185 million of borrowings outstanding under this agreement.

Our majority-owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), has a $450 million revolving credit agreement with a group of banks that expires in June 2001 and provides variable interest rates based on customary indices. The BCOP revolving credit facility contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. BCOP may, subject to the covenants contained in the credit agreement and to market conditions, raise additional funds through the agreement and through other external debt or equity financings in the future. Borrowings under BCOP's agreement were $290 million at March 31, 1998.

At March 31, 1998, we and BCOP met all of the financial covenants related to our debt.

Also at March 31, 1998, we had $138.1 million of short-term borrowings outstanding and BCOP had $73.8 million of short-term borrowings outstanding. At March 31, 1997, we had no short-term borrowings outstanding, while BCOP had $25.6 million of short-term borrowings outstanding. The maximum amount of short-term borrowings outstanding during the three months ended March 31, 1998 and 1997, were $275.3 million and $59.3 million. The average amount of short-term borrowings outstanding during the three months ended March 31, 1998 and 1997, were $198.9 million and $33.2 million. The average interest rate for these borrowings was 5.9% for 1998 and 5.6% for 1997.

We filed a registration statement with the Securities and Exchange Commission for an additional $400 million of shelf capacity for debt securities. The effective date of our filing was March 25, 1998. Our total shelf capacity was $489.4 million at March 31, 1998.

BCOP filed a registration statement with the Securities and Exchange Commission to register $300 million of shelf capacity for debt securities. The effective date of the filing was April 22, 1998. On May 12, 1998, BCOP issued $150.0 million of 7.05% Notes under this registration statement. The Notes are due May 15, 2005. Proceeds from the issuance will be used to repay borrowings under BCOP's revolving credit agreement. BCOP has $150.0 million of shelf capacity remaining under this registration statement. In December 1997, BCOP entered into agreements to hedge against a rise in Treasury rates. BCOP entered into the transactions in anticipation of their issuance of these debt securities. The hedge agreements had a notional amount of $70 million. The settlement rate, based on the yield on 10-year U.S. Treasury bonds, was less than the agreed upon initial rate and BCOP made a cash payment of $0.6 million. The amount paid will be recognized as an increase in interest expense over the life of the debt securities issued.

Capital expenditures for the first three months of 1998 and 1997 were $73.4 million and $109.7 million. Capital expenditures for the year ended December 31, 1997, were $578.6 million. The decrease in capital expenditures quarter to quarter is primarily due to the completion of the Jackson pulp and paper mill expansion in May 1997.

An expanded discussion and analysis of financial condition is presented on pages 18 and 19 of the Company's 1997 Annual Report under the captions "Financial Condition" and "Capital Investment."

Market Conditions

We expect BCOP sales to continue to grow at a healthy rate. Internal growth has been strong, and we continue to look for acquisitions that will strengthen our market position, both domestically and in Europe. Earnings should also continue to improve as infrastructure investments begin to pay off and our product line extensions accelerate their contributions to growth.

The outlook for our building products business this year continues to be mixed. On the one hand, North American lumber markets are currently hampered by excess supply due to weak net export demand, particularly in Japan. In structural panel markets, OSB capacity installed over the last few years has yet to be fully absorbed. On the other hand, with low interest rates and strong housing starts, demand for wood products in North America continues to grow. In that environment, our wood products operations should improve in the remaining quarters of this year. The overall cost of wood delivered to our converting facilities in the Northwest and South should be comparable to last year. We expect increasing benefits from the investments we have made in LVL/I-joist and OSB capacity.

The near-term outlook for paper markets and our paper business has been clouded by the recent financial crisis in Asia. The positive momentum that was built in the last half of 1997 was largely lost in the first quarter of this year. Given currency devaluations and local economic contractions, U.S. imports of Asian paper are likely to be higher than last year and exports to Asia may decline until Asian economies stabilize. Whether that stability is reestablished in a few months or over a much longer period remains to be seen. We expect to see difficult market conditions for our paper business at least through the summer of this year. However, we are quite positive about the fundamental condition of the paper markets over the mid to longer term. Very little new capacity is scheduled to come on line in North America over the next few years, virtually none in uncoated free sheet after this quarter and only modest amounts in other grades. In Europe, the capacity forecast is equally modest. And in Asia, the same financial disruption that will increase net imports in the near term has already caused delays and outright cancellations of announced new capacity.

New Accounting Standards

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. We will adopt the statement at year-end 1998. We are still evaluating what impact it will have on our reportable segments. Adoption of this statement will have no impact on net income.

In March 1998, the American Institute of Certified Public Accountants (AICPA), issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. We currently account for software costs generally in accordance with this SOP. In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. Unamortized costs are required to be expensed at the time of adoption of the SOP. We are still evaluating when to implement this SOP. The unamortized balance of these costs was $12.9 million at March 31, 1998.

Year 2000 Computer Issue

Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. We utilize software and related computer technologies that will be affected by this issue. We are currently implementing, or planning to implement, several computer system replacements or upgrades before the year 2000, all of which will be year 2000 compliant. Many of the costs associated with these replacements and upgrades have been and will be deferred. (See
Note 5 in "Notes to Quarterly Financial Statements.") We are evaluating what actions will be necessary to make our remaining computer systems year 2000 compliant. Maintenance and modification costs not meeting the criteria for deferral are expensed as incurred. While we believe that our computer systems will be year 2000 compliant and that the costs required to achieve this will not materially impact our financial position, results of operations or cash flows, there can be no guarantee that all systems will be compliant by the year 2000 or that the systems of other companies on which we rely will be converted within the same timeframe.

Forward-Looking Statements

This Management's Discussion and Analysis includes forward-looking statements. Because these forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by the statements. Factors that could cause actual results to differ include, among other things, increased domestic or foreign competition, increases in capacity through construction of new mills or conversion of older facilities to produce competitive products, variations in demand for our products, changes in our cost for or the availability of raw materials, particularly market pulp and wood, the cost of compliance with new environmental laws and regulations, the pace of acquisitions, same-location sales, cost structure improvements, the success of new initiatives, integration of systems, the success of computer-based system enhancements, and general economic conditions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Changes in interest rates and currency rates expose us to financial market risk. Our debt is predominantly fixed-rate. We experience only modest changes in interest expense when market interest rates change. Most foreign currency transactions have been conducted in the local currency, limiting our exposure to changes in currency rates. Consequently, our market risk-sensitive instruments do not subject us to material market risk exposure. Changes in our debt and our continued international expansion could increase these risks. To manage volatility relating to these exposures, we may enter into various derivative transactions such as interest rate swaps, rate hedge agreements, and forward exchange contracts. Interest rate swaps and rate hedge agreements are used to hedge underlying debt obligations or anticipated transactions. For qualifying hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the swap or underlying debt. Gains and losses related to qualifying hedges of foreign currency firm commitments and anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. All other forward exchange contracts are marked to market, and unrealized gains and losses are included in current period net income. We had no material exposure to losses from derivative financial instruments held at March 31, 1998. We do not use derivative financial instruments for trading purposes.

                            PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Reference is made to our annual report on Form 10-K for the year ended December 31, 1997, for information concerning legal proceedings.

Item 2.  Changes in Securities

The payment of dividends is dependent upon the existence of and the amount of net worth in excess of the defined minimum under our revolving credit agreement. Our net worth at March 31, 1998, exceeded the defined minimum by $191 million. At March 31, 1998, there were $185 million of borrowings outstanding under the agreement.

Item 3.  Defaults Upon Senior Securities

At March 31, 1998, there were no existing defaults.

Item 4.  Submission of Matters to a Vote of Security Holders

We held our annual shareholders meeting on April 17, 1998. A total of 61,783,187 shares of common and preferred stock were outstanding and entitled to vote at the meeting. Of the total outstanding, 54,244,160 shares were represented at the meeting.

Shareholders cast votes for election of the following directors whose terms expire in 2001:

                                   In Favor     Withheld    Not Voted
     Anne L. Armstrong           52,850,459    1,393,701         -
     Philip J. Carroll           52,404,107    1,840,053         -
     Gary G. Michael             53,277,064      967,096         -
     A. William Reynolds         52,959,245    1,284,915         -

Continuing in office are Edward E. Hagenlocker, George J. Harad, Donald S. Macdonald, Jane E. Shaw, and Edson W. Spencer, whose terms expire in 2000, and Robert K. Jaedicke, Paul J. Phoenix, Frank A. Shrontz, and Ward W. Woods, Jr., whose terms expire in 1999.

The shareholders also ratified the appointment of Arthur Anderson LLP, as our independent auditor for the year 1998 with 53,689,699 votes cast for, 400,794 against, and 153,667 abstained.

Shareholders approved an amendment, adopted by the board of directors in December 1997, to our 1984 Key Executive Stock Option Plan (the "KESOP"). This amendment increased the number of shares available under the plan by 1,500,000 shares. The shareholder votes were 49,661,932 cast for, 3,886,548 against, and 695,680 abstained.

Item 5.  Other Information

Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

    (a)     Exhibits.

            Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

    (b)     Reports on Form 8-K.

            On February 23, 1998, we filed a Form 8-K to file our financial information as of December 31, 1997. This was included as an exhibit in our 1997 Form 10-K. No other Form 8-Ks were filed during the first quarter of 1998.


                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   BOISE CASCADE CORPORATION


                      As Duly Authorized Officer and
                      Chief Accounting Officer: 	     /s/ Tom E. Carlile
                                                     	Tom E. Carlile
                                                      Vice President and
                                                      Controller



Date:  May 12, 1998


                          	BOISE CASCADE CORPORATION
                              	INDEX TO EXHIBITS
               	Filed With the Quarterly Report on Form 10-Q
                   	for the Quarter Ended March 31, 1998

Number     Description                                Page Number

11		Computation of Per Share Earnings
12		Ratio of Earnings to Fixed Charges
27		Financial Data Schedule