Form 10-Q
period 1998-06-30
BOISE CASCADE CORP
filed 1998-08-13
CIK 12978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                F O R M  10 - Q

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of The Securities
	Exchange Act of 1934

For the Quarterly Period Ended June 30, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Shares Outstanding
             Class                           as of July 31, 1998
Common stock, $2.50 par value                     56,329,859



                       PART I - FINANCIAL INFORMATION

                              STATEMENTS OF LOSS
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                (expressed in thousands, except per share data)

Item 1.  Financial Statements
                                                    Three Months Ended
                                                          June 30
                                                  ________________________
                                                     1998          1997
                                                  __________    __________
                                                         (unaudited)

Sales                                             $1,538,450    $1,333,010
                                                  __________    __________
Costs and expenses
  Materials, labor, and other operating expenses 1,220,030 1,099,970 Depreciation and cost of company timber
    harvested                                         71,110        59,410
  Selling and distribution expenses                  160,230       130,650
  General and administrative expenses                 37,540        34,120
  Other (income) expense, net                         81,170           200
                                                  __________    __________
                                                   1,570,080     1,324,350
                                                  __________    __________

Equity in net loss of affiliates                      (1,810)       (1,610)
                                                  __________    __________

Income (loss) from operations                        (33,440)        7,050
                                                  __________    __________

Interest expense                                     (40,860)      (31,680)
Interest income                                          570         1,740
Foreign exchange loss                                    (40)          (40)
                                                  __________    __________
                                                     (40,330)      (29,980)
                                                  __________    __________
Loss before income taxes, minority interest,
  and cumulative effect of accounting change         (73,770)      (22,930)
Income tax benefit                                    12,280         8,940
                                                  __________    __________
Loss before minority interest and cumulative
  effect of accounting change                        (61,490)      (13,990)
Minority interest, net of income tax                  (2,460)       (2,240)
                                                  __________    __________

Loss before cumulative effect of accounting change   (63,950)      (16,230)
Cumulative effect of accounting change, net
  of income tax                                         -             -
                                                  __________    __________
Net loss                                          $  (63,950)   $  (16,230)
                                                  ==========    ==========

Net loss per common share
  Basic and diluted net loss before
    cumulative effect of accounting change        $    (1.20)   $     (.53)
  Cumulative effect of accounting change                -             -
                                                  __________    __________
  Basic and diluted net loss                      $    (1.20)   $     (.53)
                                                  ==========    ==========

                              SEGMENT INFORMATION
                   BOISE CASCADE CORPORATION AND SUBSIDIARIES
                            (expressed in thousands)


                                                      Three Months Ended
                                                           June 30
                                                   _______________________
                                                      1998         1997
                                                   _________    __________
                                                         (unaudited)
Segment sales
  Office products                                  $ 732,863    $  600,470
  Building products                                  449,169       431,310
  Paper and paper products                           455,431       385,500
  Intersegment eliminations and other                (99,013)      (84,270)
                                                  __________    __________
                                                  $1,538,450    $1,333,010
                                                  ==========    ==========
Segment operating income (loss)
  Office products                                 $   31,507    $   24,855
  Building products                                  (52,927)       17,591
  Paper and paper products                            (1,638)      (18,804)
  Equity in net loss of affiliates                    (1,810)       (1,610)
  Corporate and other                                 (8,572)      (14,982)
                                                  __________    __________
    Income (loss) from operations                 $  (33,440)   $    7,050
                                                  ==========    ==========

The accompanying notes are an integral part of these Financial Statements.



                       PART I - FINANCIAL INFORMATION

                             STATEMENTS OF LOSS
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                (expressed in thousands, except per share data)

Item 1.  Financial Statements
                                                     Six Months Ended
                                                          June 30
                                                 ________________________
                                                    1998          1997
                                                 __________    __________
                                                        (unaudited)

Sales                                            $3,027,950    $2,606,620
                                                 __________    __________
Costs and expenses
  Materials, labor, and other operating expenses 2,392,950 2,147,400 Depreciation and cost of company timber
    harvested                                       141,390       119,870
  Selling and distribution expenses                 321,930       259,250
  General and administrative expenses                74,130        65,610
  Other (income) expense, net                        81,510           470
                                                 __________    __________
                                                  3,011,910     2,592,600
                                                 __________    __________

Equity in net loss of affiliates                     (5,350)       (1,580)
                                                 __________    __________

Income from operations                               10,690        12,440
                                                 __________    __________

Interest expense                                    (80,960)      (59,380)
Interest income                                       1,170         3,830
Foreign exchange loss                                   (90)          (50)
                                                 __________    __________
                                                    (79,880)      (55,600)
                                                 __________    __________

Loss before income taxes, minority interest,
  and cumulative effect of accounting change        (69,190)      (43,160)
Income tax benefit                                   10,380        16,830
                                                 __________    __________
Loss before minority interest and cumulative
  effect of accounting change                       (58,810)      (26,330)
Minority interest, net of income tax                 (5,590)       (5,110)
                                                 __________    __________
Loss before cumulative effect of accounting
  change                                            (64,400)      (31,440)
Cumulative effect of accounting change, net
  of income tax                                      (8,590)         -
                                                 __________    __________
Net loss                                         $  (72,990)   $  (31,440)
                                                 ==========    ==========
Net loss per common share
  Basic and diluted net loss before
    cumulative effect of accounting change       $    (1.37)   $    (1.04)
  Cumulative effect of accounting change               (.15)         -
                                                 __________    __________
  Basic and diluted net loss                     $    (1.52)   $    (1.04)
                                                 ==========    ==========


                              SEGMENT INFORMATION
                   BOISE CASCADE CORPORATION AND SUBSIDIARIES
                            (expressed in thousands)


                                                     Six Months Ended
                                                          June 30
                                                 ________________________
                                                    1998          1997
                                                 __________    __________
                                                        (unaudited)
Segment sales
  Office products                                $1,492,671    $1,198,341
  Building products                                 817,847       808,692
  Paper and paper products                          913,725       756,054
  Intersegment eliminations and other              (196,293)     (156,467)
                                                 __________    __________
                                                 $3,027,950    $2,606,620
                                                 ==========    ==========

Segment operating income (loss)
  Office products                                $   69,099    $   53,370
  Building products                                 (52,133)       27,983
  Paper and paper products                           20,498       (41,471)
  Equity in net loss of affiliates                   (5,350)       (1,580)
  Corporate and other                               (21,424)      (25,862)
                                                 __________    __________
    Income from operations                       $   10,690    $   12,440
                                                 ==========    ==========

The accompanying notes are an integral part of these Financial Statements.


                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                          (expressed in thousands)

ASSETS
                                            June 30           December 31
                                     _______________________  ___________
                                        1998         1997         1997
                                     __________   __________  ___________
                                            (unaudited)
Current
  Cash                               $   82,668   $   80,538   $   56,429
  Cash equivalents                        4,357      168,284        7,157
                                     __________   __________   __________
                                         87,025      248,822       63,586

  Receivables, less allowances
    of $8,815, $6,030, and $9,689       620,461      516,931      570,424
  Inventories                           586,758      501,865      633,290
  Deferred income tax benefits           57,808       60,910       54,312
  Other                                  33,870       32,760       32,061
                                     __________   __________   __________
                                      1,385,922    1,361,288    1,353,673
                                     __________   __________   __________

Property
  Property and equipment
    Land and land improvements           55,542       47,995       57,260
    Buildings and improvements          573,819      492,006      554,712
    Machinery and equipment           4,148,885    4,032,427    4,055,065
                                     __________   __________   __________
                                      4,778,246    4,572,428    4,667,037
  Accumulated depreciation           (2,187,540)  (1,967,638)  (2,037,352)
                                     __________   __________   __________
                                      2,590,706    2,604,790    2,629,685
  Timber, timberlands, and
    timber deposits                     276,714      291,802      273,001
                                     __________   __________   __________
                                      2,867,420    2,896,592    2,902,686
                                     __________   __________   __________

Goodwill, net of amortization
  of $30,995, $17,701, and $24,020      444,525      338,359      445,722
Investments in equity affiliates         25,739       31,566       32,848
Other assets                            221,138      233,892      234,995
                                     __________   __________   __________
Total assets                         $4,944,744   $4,861,697   $4,969,924
                                     ==========   ==========   ==========



The accompanying notes are an integral part of these Financial Statements.



                   BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                 (expressed in thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY
                                             June 30          December 31
                                     _______________________  ___________
                                        1998         1997          1997
                                     __________   __________  ___________
                                            (unaudited)
Current
  Notes payable                      $  214,400   $   53,200   $   94,800
  Current portion of long-term debt      25,241      170,720       30,176
  Income taxes payable                      -          1,788        3,692
  Accounts payable                      476,279      443,096      470,445
  Accrued liabilities
    Compensation and benefits           124,267      117,072      126,780
    Interest payable                     42,478       31,889       39,141
    Other                               179,940      151,061      128,714
                                     __________   __________   __________
                                      1,062,605      968,826      893,748
                                     __________   __________   __________
Debt
  Long-term debt, less current
    portion                           1,752,170    1,513,061    1,725,865
  Guarantee of ESOP debt                171,513      191,868      176,823
                                     __________   __________   __________
                                      1,923,683    1,704,929    1,902,688
                                     __________   __________   __________
Other
  Deferred income taxes                 210,285      233,631      230,840
  Other long-term liabilities           224,364      242,337      224,663
                                     __________   __________   __________
                                        434,649      475,968      455,503
                                     __________   __________   __________
Minority interest                       112,781       91,454      105,445
                                     __________   __________   __________
Shareholders' equity
  Preferred stock -- no par value;
      10,000,000 shares authorized;
      Series D ESOP: $.01 stated
      value; 5,485,292; 5,658,513;
      and 5,569,684 shares
      outstanding                       246,838      254,633      250,636
    Deferred ESOP benefit              (171,513)    (191,868)    (176,823)
    Series F: $.01 stated value;
      115,000 shares outstanding
      in 1997                               -        111,043      111,043
    Series G: $.01 stated value;
      862,500 shares outstanding
      in 1997                               -        175,314          -
  Common stock -- $2.50 par value;
    200,000,000 shares authorized;
    56,329,030; 48,717,500; and
    56,223,923 shares outstanding       140,823      121,794      140,560
  Additional paid-in capital            420,556      239,818      416,691
  Retained earnings                     781,697      912,694      879,043
  Accumulated other comprehensive
    income (loss)                        (7,375)      (2,908)      (8,610)
                                     __________   __________   __________
Total shareholders' equity            1,411,026    1,620,520    1,612,540
                                     __________   __________   __________
Total liabilities and shareholders'
  equity                             $4,944,744   $4,861,697   $4,969,924
                                     ==========   ==========   ==========

The accompanying notes are an integral part of these Financial Statements

                    BOISE CASCADE CORPORATION AND SUBSIDIARIES
                             STATEMENTS OF CASH FLOWS
                             (expressed in thousands)

                                                       Six Months Ended
                                                            June 30
                                                   ________________________
                                                     1998           1997
                                                   _________      _________
                                                         (unaudited)
Cash provided by (used for) operations
  Net loss                                         $ (72,990)     $ (31,440)
  Cumulative effect of accounting change, net of
    income tax                                         8,590            -
  Items in net loss not using (providing) cash
    Equity in net loss of affiliates                   5,350          1,580
    Depreciation, amortization, and cost of
      company timber harvested                       141,390        119,870
    Deferred income tax benefit                      (14,704)       (19,348)
    Minority interest, net of income tax               5,590          5,110
    Writedown of assets                               46,103            -
    Other                                             33,691          1,009
  Receivables                                        (54,526)       (18,986)
  Inventories                                         47,721         53,488
  Accounts payable and accrued liabilities            21,991         (4,389)
  Current and deferred income taxes                  (13,015)        (1,609)
  Other                                               10,293         (3,444)
                                                   _________      _________
    Cash provided by operations                      165,484        101,841
                                                   _________      _________

Cash provided by (used for) investment
  Expenditures for property and equipment           (121,609)      (151,721)
  Expenditures for timber and timberlands             (8,275)        (3,776)
  Investments in equity affiliates, net                 (429)       (15,227)
  Purchases of facilities                             (4,042)       (92,530)
  Other                                               (4,371)       (17,366)
                                                   _________      _________
    Cash used for investment                        (138,726)      (280,620)
                                                   _________      _________

Cash provided by (used for) financing
  Cash dividends paid
    Common stock                                     (16,875)       (14,474)
    Preferred stock                                  (12,867)       (21,708)
                                                   _________      _________
                                                     (29,742)       (36,182)
  Notes payable                                      119,600         16,500
  Additions to long-term debt                        239,672        211,000
  Payments of long-term debt                        (218,289)       (14,534)
  Series F Preferred Stock redemption               (115,033)           -
  Other                                                  473        (10,034)
                                                   _________      _________
    Cash provided by (used for) financing             (3,319)       166,750
                                                   _________      _________

Increase (decrease) in cash and cash equivalents      23,439        (12,029)

Balance at beginning of the year                      63,586        260,851
                                                   _________      _________

Balance at June 30                                 $  87,025      $ 248,822
                                                   =========      =========

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

The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included. The net loss for the three and six months ended June 30, 1998 and 1997, necessarily involved estimates and accruals. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2) Late in the second quarter of 1998, we adopted a plan to restructure our wood products manufacturing business by permanently closing four facilities, including sawmills in Elgin, Oregon; Horseshoe Bend, Idaho; and Fisher, Louisiana; and a plywood plant in Yakima, Washington. These closures will occur before the end of this year. Employment for 494 workers at these locations will end when the plants close. Related to these closures, our Building Products segment recorded pretax losses in the second quarter of 1998 of $27.0 million for the write-down of assets, $14.0 million for severance and other employee related costs, and $21.0 million for other exit costs, for a total of $62.0 million. These charges are recorded in "Other (income) expense, net" in the accompanying statement of loss. These facilities had sales of $22.1 million and $44.0 million for the three and six months ended June 30, 1998, and sales of $24.6 million and $48.6 million for the same periods in 1997. Operating losses for these facilities were $3.1 million and $7.2 million for the three and six months ended June 30, 1998, and $.8 million and $4.1 million for the three and six months ended June 30, 1997.

Also in the second quarter of 1998, our Paper and paper products segment recorded a pretax charge of $19.0 million for the revaluation of certain paper-related assets. Included in the revaluation is an $8.0 million write-down of a 60% owned joint venture in China that produces carbonless paper. This charge is also recorded in "Other (income)expense, net" in the accompanying statement of loss.

(3)	NET LOSS PER COMMON SHARE.  Net loss per common share was determined by dividing net loss, as adjusted, by applicable shares outstanding. For the three and six months ended June 30, 1998 and 1997, the computation of diluted net loss per share was antidilutive; therefore, amounts reported for basic and diluted loss were the same.

                                                  Three Months Ended       Six Months Ended
                                                        June 30                June 30
                                                 ____________________    ____________________
                                                   1998        1997        1998        1997
                                                 ________    ________    ________    ________
                                                            (expressed in thousands)

Net loss as reported before cumulative
  effect of accounting change                    $(63,950)   $(16,230)   $(64,400)   $(31,440)
  Preferred dividends(a)                           (3,518)     (9,584)     (8,579)    (19,297)
  Excess of Series F Preferred Stock
    redemption price over carrying value(b)           -           -        (3,958)        -
                                                 ________    ________    ________    ________
Basic and diluted loss before cumulative
  effect of accounting change                     (67,468)    (25,814)    (76,937)    (50,737)
Cumulative effective of accounting change,
  net of income tax                                   -           -        (8,590)        -
                                                 ________    ________    ________    ________
                                                 $(67,468)   $(25,814)   $(85,527)   $(50,737)
                                                 ========    ========    ========    ========
Average shares outstanding used to
  determine basic and diluted loss per
  common share                                     56,316      48,601      56,279      48,557

(a) Dividend attributable to our Series D convertible preferred stock held by our ESOP (Employee Stock Ownership Plan) is net of a tax benefit.

(b) Six months ended June 30, 1998, included a negative seven cents related to the redemption of the Series F Preferred Stock. The loss used in the calculation of loss per share was increased by the excess of the amount paid to redeem the preferred stock over its carrying value.

(4)	COMPREHENSIVE INCOME (LOSS).  Comprehensive income (loss) for the periods include the following:

                                                        Three Months Ended       Six Months Ended
                                                             June 30                June 30
                                                       ____________________    ____________________
                                                         1998        1997        1998        1997
                                                       ________    ________    ________    ________
                                                                 (expressed in thousands)

     Net loss                                          $(63,950)   $(16,230)   $(72,990)   $(31,440)
     Other comprehensive income (loss)
       Cumulative foreign currency translation
         adjustment, net of income taxes                   (480)        (91)      1,235      (1,562)
                                                       ________    ________    ________    ________
     Comprehensive income (loss), net of income
       taxes                                           $(64,430)   $(16,321)   $(71,755)   $(33,002)
                                                       ========    ========    ========    ========


     Accumulated other comprehensive income (loss) for each period ended was
    	as follows:
                                                  June 30        December 31
                                             __________________  ___________
                                               1998      1997       1997
                                             ________  ________  ___________
                                                 (expressed in thousands)
     Balances at beginning of period
       Minimum pension liability
         adjustment, net of income taxes      $(1,995)  $(2,866)     $(2,866)
       Cumulative foreign currency
         translation adjustment, net of
         income taxes                          (6,615)    1,520        1,520
     Changes within periods
       Minimum pension liability
         adjustment, net of income taxes          -         -            871
       Cumulative foreign currency
         translation adjustment, net of
         income taxes                           1,235    (1,562)      (8,135)
                                              _______   _______      _______
     Balance at end of period                 $(7,375)  $(2,908)     $(8,610)
                                              =======   =======      =======

(5) DEFERRED SOFTWARE COSTS. We defer purchased and internally developed software and related installation costs for computer systems that are used in our businesses. Deferral of costs begins when technological feasibility of the project has been established and it is determined that the software will benefit future years. These costs are amortized on the straight-line method over a maximum of five years or the useful life of the product, whichever is less. If the useful life of the product is shortened, the amortization period is adjusted. "Other assets" in the Balance Sheets includes deferred software costs of $34.5 million, $20.7 million, and $31.1 million at June 30, 1998 and 1997, and December 31, 1997.

(6)	INVENTORIES.  Inventories include the following:

                                                  June 30        December 31
                                             __________________  ___________
                                               1998      1997      1997
                                             ________  ________  ___________
                                                 (expressed in thousands)

      Finished goods and work in process     $454,363  $395,284     $453,268
      Logs                                     60,610    46,955      107,625
      Other raw materials and supplies        149,858   140,886      149,870
      LIFO reserve                            (78,073)  (81,260)     (77,473)
                                             ________  ________     ________
                                             $586,758  $501,865     $633,290
                                             ========  ========     ========

(7)	CUMULATIVE EFFECT OF ACCOUNTING CHANGE.  As of January 1, 1998, we
adopted the provisions of a new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which required the write-off of previously capitalized preoperating costs. Adoption of this standard resulted in a charge for the cumulative effect of accounting change, net of tax, of $8.6 million, or 15 cents per basic and diluted loss per share, for the six months ended June 30, 1998.

(8)	INCOME TAXES.  In the second quarter of 1998, the company's estimated annual tax benefit rate was reduced to 15%, compared with an estimated tax provision rate of 42% for the first three months of 1998 and an actual annual 1997 tax benefit rate of 32%. The fluctuations in the tax rate are due primarily to the sensitivity of the rate to lower income levels, including the impact of the restructuring and revaluation charges, and the mix of income sources.

For the three and six months ended June 30, 1998, we paid income taxes, net of refunds received, of $6.6 million and $9.1 million, and $6.4 million and $7.5 million for the same periods in 1997.

(9)	DEBT.   At June 30, 1998, we had a revolving credit agreement with a group of banks that permitted us to borrow as much as $600 million at variable interest rates based on customary indices. This agreement expires in June 2002. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. Under this agreement, the payment of dividends is dependent upon the existence of and the amount of net worth in excess of the defined minimum. Our net worth at June 30, 1998, exceeded the defined minimum by $120 million. At June 30, 1998, there were $185 million of borrowings outstanding under this agreement.

Our majority-owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), has a $450 million revolving credit agreement with a group of banks that expires in June 2001 and provides variable interest rates based on customary indices. The BCOP revolving credit facility contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. BCOP may, subject to the covenants contained in the credit agreement and to market conditions, raise additional funds through the agreement and through other external debt or equity financings in the future. Borrowings under BCOP's agreement were $140 million at June 30, 1998.

Also at June 30, 1998, we had $132.2 million of short-term borrowings outstanding and BCOP had $82.2 million of short-term borrowings outstanding. At June 30, 1997, we had no short-term borrowings outstanding, while BCOP had $53.2 million of short-term borrowings outstanding. The maximum amount of short-term borrowings outstanding during the six months ended June 30, 1998 and 1997, was $275.3 million and $294.8 million. The average amount of short-term borrowings outstanding during the six months ended June 30, 1998 and 1997, was $214.9 million and $37.9 million. The average interest rate for these borrowings was 5.9% for 1998 and 5.8% for 1997.

We filed a registration statement with the Securities and Exchange Commission for an additional $400 million of shelf capacity for debt securities. The effective date of our filing was March 25, 1998. Our total shelf capacity was $489.4 million at June 30, 1998.

BCOP filed a registration statement with the Securities and Exchange Commission to register $300 million of shelf capacity for debt securities. The effective date of the filing was April 22, 1998. On May 12, 1998, BCOP issued $150.0 million of 7.05% Notes under this registration statement. The Notes are due May 15, 2005. Proceeds from the issuance were used to repay borrowings under BCOP's revolving credit agreement. BCOP has $150.0 million of shelf capacity remaining under this registration statement. In December 1997, BCOP entered into agreements to hedge against a rise in Treasury rates. BCOP entered into the transactions in anticipation of their issuance of these debt securities. The hedge agreements had a notional amount of $70 million. The settlement rate, based on the yield on 10-year U.S. Treasury bonds, was less than the agreed upon initial rate and BCOP made a cash payment of $0.6 million. The amount paid will be recognized as an increase in interest expense over the life of the debt securities issued.

Cash payments for interest, net of interest capitalized, were $33.9 million and $77.6 million for the three and six months ended June 30, 1998, and $27.3 million and $59.7 million for the three and six months ended June 30, 1997.

(10)	BOISE CASCADE OFFICE PRODUCTS CORPORATION.  During the first six months of 1998, BCOP completed two acquisitions, and during the first six months of 1997, BCOP completed six acquisitions, all of which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to our results of operations or our financial position. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in our operations subsequent to the dates of acquisition.

On January 12, 1998, BCOP acquired the direct marketing business of Fidelity Direct, based in Minneapolis, Minnesota. On February 28, 1998, BCOP acquired the direct marketing business of Sistemas Kalamazoo, based in Vizcaya, Spain. These transactions were completed for cash of $4.0 million, debt assumed of $0.2 million, and the recording of $3.8 million of acquisition liabilities.

On January 31, February 28, and April 17, 1997, BCOP acquired contract stationer businesses in Montana, Florida, and the United Kingdom. On
April 30, and May 30, 1997, we acquired computer consumables businesses in North Carolina and Canada. On May 31, 1997, we acquired the promotional products business of OstermanAPI, Inc., based in Maumee, Ohio. In conjunction with the acquisition of Osterman, we formed a majority-owned subsidiary, Boise Marketing Services, Inc. ("BMSI"), of which BCOP owns 88%. BCOP's previously acquired promotional products company, OWNCO, also became part of BMSI. Also in January 1997, BCOP completed a joint venture with Otto Versand to direct market office products in Europe. These transactions, including the joint venture and the formation of the majority-owned promotional products subsidiary, were completed for cash of $99.7 million, $2.9 million of BCOP's common stock, and the recording of $14.2 million of acquisition liabilities.

On July 7, 1997, we acquired 100% of the shares of Jean-Paul Guisset S.S. ("JPG"), a French Corporation. JPG is a direct marketer of office products in France. The negotiated purchase price was FF850.0 million (US$144.0 million) plus a price supplement payable in the year 2000, if certain earnings and sales growth targets are reached. No liability has been recorded for the price supplement as the amount of payment, if any, is not assured beyond a reasonable doubt. In addition to the cash paid, BCOP recorded $5.8 million of acquisition liabilities and assumed US$10.1 million of long-term debt.

Unaudited pro forma results of operations reflecting the acquisitions would have been as follows. If the 1998 acquisitions had occurred on January 1, 1998, sales for the first six months of 1998 would have been unchanged, net loss would have decreased $100,000, and basic and diluted loss per share would have been unchanged. If the 1998 and 1997 acquisitions had occurred on January 1, 1997, sales for the first six months of 1997 would have increased by $100 million, net loss would have decreased by $200,000, and basic and diluted loss per share would have been unchanged. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have occurred if the acquisitions had taken place on the dates assumed.

(11)	SHAREHOLDERS' EQUITY.  We have a shareholder rights plan which was adopted in December 1988, amended in September 1990, and renewed in September 1997. The Renewed Rights Agreement becomes operative upon the expiration of the existing Rights Agreement.

(12)	NEW ACCOUNTING STANDARDS. In 1997, the Financial Accounting Standards
Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. We will adopt the statement at year-end 1998. We are still evaluating what impact it will have on our reportable segments. Adoption of this statement will have no impact on net income.

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement standardizes the disclosure requirements for pensions and other postretirement benefits. This Statement is effective for fiscal years beginning after December 15, 1997. This Statement will have no impact on net income.

In March 1998, the American Institute of Certified Public Accountants (AICPA), issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. We currently account for software costs generally in accordance with this SOP. In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. Unamortized costs are required to be expensed at the time of adoption of the SOP. We adopted this standard as of January 1, 1998 (see note 7).

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This Statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. We plan to adopt this Statement in the first quarter of 2000. We are in the process of reviewing this new standard. We currently have no derivative financial instruments. Adoption of this Statement is not expected to have a significant impact on our results of operations or financial position.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      		RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998, COMPARED WITH THREE MONTHS ENDED JUNE 30,
1997

Our net loss for the second quarter of 1998 was $64.0 million, compared with a net loss of $16.2 million for the second quarter of 1997. Basic loss and diluted loss per common share for the second quarter of 1998 were $1.20. For the same quarter in 1997, basic loss and diluted loss per common share were 53 cents. Sales for the second quarter of 1998 were $1.5 billion and $1.3 billion in the second quarter of 1997.

Late in the second quarter of 1998, we adopted a plan to restructure our wood products manufacturing business by permanently closing four facilities, including sawmills in Elgin, Oregon; Horseshoe Bend, Idaho; and Fisher, Louisiana; and a plywood plant in Yakima, Washington. These closures will occur before the end of this year. Employment for 494 workers at these locations will end when the plants close. Related to these closures, our Building products segment recorded pretax losses in the second quarter of 1998 of $27.0 million for the write-down of assets, $14.0 million for severance and other employee related costs, and $21.0 million for other exit costs, for a total of $62.0 million. These charges are recorded in "Other (income) expense, net" in the accompanying statement of loss. These facilities had sales of $22.1 million for the three months ended June 30, 1998, and sales of $24.6 million for the same period in 1997. Operating losses for these facilities were $3.1 million for the three months ended June 30, 1998, and $0.8 million for the three months ended June 30, 1997.

Also in the second quarter of 1998, our Paper and paper products segment recorded a pretax charge of $19.0 million for the revaluation of certain paper-related assets. Included in the revaluation is an $8.0 million write-down of a 60% owned joint venture in China that produces carbonless paper. This charge is also recorded in "Other (income)expense, net" in the accompanying statement of loss.

Excluding these write-offs, we would have had second quarter net income of $1.2 million, or a loss of 4 cents per basic and diluted share.

Operating income in the office products segment in the second quarter of 1998 was $31.5 million, compared to $24.9 million in the second quarter 1997. Net sales in the second quarter of 1998 increased 22% to $732.9 million, compared with $600.5 million in the second quarter of 1997. The growth in sales resulted from both acquisitions and same-location sales growth. Same-location sales increased 11% in the second quarter of 1998, compared with sales in the second quarter of 1997. Gross margins were 25.7% in the second quarter of 1998, compared to 24.8% in the year-ago second quarter. The increase in the second quarter of 1998 was primarily because of improvements in BCOP's domestic contract stationer gross margins and the gross margin contributions from BCOP's foreign direct marketing acquisitions. BCOP's operating expenses were 21.4% of net sales in the second quarter of 1998, compared with 20.6% in the second quarter of 1997. The increase in the second quarter of 1998 was due, in part, to BCOP's direct marketing acquisitions, which have both higher gross margins and higher operating expenses. Direct marketing acquisitions made in the last half of 1997, increased BCOP's cost average compared to the prior year. BCOP's operating margin was 4.3% in 1998 and 4.2% in 1997.

Our Building products segment had an operating loss of $52.9 million in the second quarter of 1998. This loss includes $62.0 million for the restructuring charge for the closure of our four manufacturing facilities. Excluding this restructuring charge, this segment earned $9.1 million, compared with operating income of $17.6 million in the second quarter of 1997. Sales increased 4% to $449.2 million compared to $431.3 million a year ago. Performance declined as a result of continuing weaknesses in wood products markets. Average lumber prices in the second quarter declined 16% from year-ago levels, plywood prices declined 8%, I-joist prices declined 4%, particleboard prices declined 6%, and laminated veneer lumber prices were about flat. Offsetting the lower prices were improved sales volumes for almost all of our building products. Sales volume for plywood was up 21 million square feet, lumber sales volume was down 10 million board feet, laminated veneer lumber sales volume was up 0.3 million cubic feet, I-joist sales volume was up 7 million equivalent lineal feet, and particleboard sales volume was about flat. Our building materials distribution business increased sales 16% to $228.2 million in the second quarter of 1998 compared with $196.7 million in the second quarter of 1997, more than offsetting the weakening lumber and plywood prices.

Our Paper and paper products segment reported an operating loss of $1.6 million in the second quarter of 1998. The second quarter results included $19.0 million of charges for the revaluation of assets. Excluding these charges, this segment would have earned $17.4 million. For the second quarter of 1997, this segment recorded an operating loss of $18.8 million. Sales increased 18% to $455.4 million in the second quarter of 1998 from $385.5 million in the second quarter of 1997. Performance improved, compared with a year ago, because average paper prices increased for all of the grades we produce. Uncoated free sheet prices increased 5%, containerboard prices increased 35%, newsprint prices increased 11%, and pulp prices increased 10%. Sales volumes for the second quarter of 1998 increased as well, up 30,000 tons to 651,000 tons, compared with 621,000 tons in the second quarter of 1997. Uncoated free sheet volumes increased 25,000 tons as our new world-class uncoated free sheet paper machine in Jackson, Alabama, is now operating at close to rated capacity. Containerboard sales volumes increased 3,000 tons and market pulp sales volumes increased 4,000 tons. These increases were offset by a 2,000 ton sales volume reduction in newsprint.

Paper segment manufacturing costs per ton in the second quarter of 1998 were 2% lower than in the comparison quarter. The decrease from quarter to quarter was due primarily to lower wood costs.

Interest expense was $40.9 million in the second quarter of 1998, compared with $31.7 million in the same period last year. Capitalized interest in the second quarter of 1998 was $64,000, compared to $3.9 million in the second quarter of 1997. With the start-up of the expansion of the Jackson pulp and paper mill in April 1997, the amount of interest capitalized has decreased significantly. The balance of the increase in interest expense was due to higher debt levels.

SIX MONTHS ENDED JUNE 30, 1998, COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

We had a net loss of $73.0 million, or $1.52 per basic and diluted share, for the first six months of 1998. For the first six months of 1997, we lost
$31.4 million. Basic loss and diluted loss per common share were $1.04. Sales for the first six months of 1998 were $3.0 billion, compared with $2.6 billion for the same period in the prior year.

Late in the second quarter of 1998, we adopted a plan to restructure our wood products manufacturing business by permanently closing four facilities, including sawmills in Elgin, Oregon; Horseshoe Bend, Idaho; and Fisher, Louisiana; and a plywood plant in Yakima, Washington. These closures will occur before the end of this year. Employment for 494 workers at these locations will end when the plants close. Related to these closures, our Building Products segment recorded pretax losses in the second quarter of 1998 of $27.0 million for the write-down of assets, $14.0 million for severance costs, and $21.0 million for other exit costs, for a total of $62.0 million. These charges are recorded in "Other (income) expense, net" in the accompanying statement of loss. These facilities had sales of $44.0 million for the six months ended June 30, 1998, and sales of $48.6 million for the same period in 1997. Operating losses for these facilities were $7.2 million for the six months ended June 30, 1998, and $4.1 million for the six months ended June 30, 1997.

In addition, our Paper and paper products segment recorded a pretax charge of $19.0 million for the revaluation of certain paper-related assets. Included in the revaluation is an $8.0 million write-down of a 60% owned joint venture in China that produces carbonless paper. This charge is also recorded in "Other (income) expense, net" in the accompanying statement of loss.

Also included in the $73.0 million loss is a net of tax charge of $8.6 million, or 15 cents per basic and diluted loss per share, for the adoption of the provisions of a new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which required the write-off of previously capitalized preoperating costs. This was adopted as of January 1, 1998.

Excluding these write-offs and charges, net income for the first six months of 1998 would have been $0.5 million, or a loss of 21 cents per basic and diluted share.

Our office products segment had operating income of $69.1 million for the first six months of 1998, compared with $53.4 million for the first six months of 1997. Sales increased 25% to $1.5 billion, compared with $1.2 billion.
The increase was due to a combination of acquisitions and same-location sales growth. Same location sales increased 12% year to year. Gross margins were 25.7% in the first six months of 1998, compared to 25.0% a year ago. The increase was primarily due to increases in BCOP's domestic contract stationer and direct marketing gross margins, offset slightly by lower margins in our other businesses. Operating expenses were 21.1% of net sales in the first six months of 1998, compared with 20.5% in the first six months of 1997. This increase was due, in part, from BCOP's direct marketing acquisitions, which have both higher gross margins and higher operating expenses. Direct marketing acquisitions made in the last half of 1997 increased our cost average compared to the prior year. BCOP's operating margin was 4.6% in 1998 and 4.5% in 1997.

Our Building products segment had an operating loss of $52.1 million in the first six months of 1998. This includes $62.0 million of restructuring reserves. Excluding these reserves this segment earned $9.9 million, compared with income of $28.0 million in the prior year. Sales for the first six months of 1998 were $817.8 million, up slightly from the $808.7 million reported in the prior year. The decline in operating results is due to continuing weaknesses in wood products markets. Average lumber prices declined 11% in 1998, compared with 1997 prices, while plywood prices declined 7%. Particleboard prices were down 5%, I-joist prices were down 4%, and laminated veneer lumber prices were about flat. Offsetting the lower prices were improved sales volumes for nearly all of our building products. Sales volume for plywood was up 18 million square feet, sales volume for laminated veneer lumber was up 0.4 million cubic feet, I-joist sales volume was up 9 million equivalent lineal feet, while particleboard sales volume was about flat. Lumber sales volume declined 36 million board feet. Building materials distribution sales were up 12% to $395.9 million, compared to $352.5 million for the first six months of 1997.

Our Paper and paper products segment had operating income of $20.5 million for the first six months of 1998. This includes a charge taken in the second quarter of $19.0 million for the revaluation of assets. Excluding this charge, this segment would have earned $39.5 million compared with a loss of $41.5 million for the first six months of 1997. Sales increased 21% to $913.7 million, compared with $756.1 million a year ago. The increase is due to improved average paper prices for all of the grades we produce. Uncoated free sheet average prices increased 8%, containerboard average prices increased 29%, newsprint average prices increased 14%, and pulp average prices increased 7%. In addition, sales volumes increased 48,000 tons to 1,303,000 tons compared with 1,255,000 tons a year ago.

Paper segment manufacturing costs per ton in the first six months of 1998 were about flat compared with the comparison period.

Total long- and short-term debt outstanding was $2.2 billion at June 30, 1998, compared with $1.9 billion at June 30, 1997. Total long- and short-term debt outstanding was $2.0 billion at December 31, 1997. The increase is due primarily to higher short-term borrowings.

FINANCIAL CONDITION

At June 30, 1998, we had working capital of $323.3 million. Working capital was $392.5 million at June 30, 1997, and $459.9 million at December 31, 1997. Cash provided by operations was $165.5 million for the first six months of 1998, compared with $101.8 million for the same period in 1997.

At June 30, 1998, we had a revolving credit agreement with a group of banks that permitted us to borrow as much as $600 million at variable interest rates based on customary indices. This agreement expires in June 2002. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. Under this agreement, the payment of dividends is dependent upon the existence of and the amount of net worth in excess of the defined minimum. Our net worth at June 30, 1998, exceeded the defined minimum by $120 million. At June 30, 1998, there were $185 million of borrowings outstanding under this agreement.

Our majority-owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), has a $450 million revolving credit agreement with a group of banks that expires in June 2001 and provides variable interest rates based on customary indices. The BCOP revolving credit facility contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. BCOP may, subject to the covenants contained in the credit agreement and to market conditions, raise additional funds through the agreement and through other external debt or equity financings in the future. Borrowings under BCOP's agreement were $140 million at June 30, 1998.

At June 30, 1998, we and BCOP met all of the financial covenants related to our debt.

Also at June 30, 1998, we had $132.2 million of short-term borrowings outstanding and BCOP had $82.2 million of short-term borrowings outstanding. At June 30, 1997, we had no short-term borrowings outstanding, while BCOP had $53.2 million of short-term borrowings outstanding. The maximum amount of short-term borrowings outstanding during the six months ended June 30, 1998 and 1997, were $275.3 million and $294.8 million. The average amount of short-term borrowings outstanding during the six months ended June 30, 1998 and 1997, were $214.9 million and $37.9 million. The average interest rate for these borrowings was 5.9% for 1998 and 5.8% for 1997.

We filed a registration statement with the Securities and Exchange Commission for an additional $400 million of shelf capacity for debt securities. The effective date of our filing was March 25, 1998. Our total shelf capacity was $489.4 million at June 30, 1998.

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

Capital expenditures for the first six months of 1998 and 1997 were $138.4 million and $270.3 million. Capital expenditures for the year ended December 31, 1997, were $578.6 million. The decrease in capital expenditures quarter to quarter is primarily due to the completion of the Jackson pulp and paper mill expansion in May 1997.

An expanded discussion and analysis of financial condition is presented on pages 18 and 19 of the Company's 1997 Annual Report under the captions "Financial Condition" and "Capital Investment."

MARKET CONDITIONS

The Asian economic turmoil has clearly had a negative impact on the near-term outlook for paper and wood products markets. U.S. exports of these products have declined, and imports have increased; conditions that are expected to worsen later this year. We view the Asian economic trouble as a temporary phenomenon, and once it is past, the long-term fundamentals of these businesses should be quite positive.

We expect continued profitable growth in our office products distribution business and increasing benefits from our new engineered wood products facilities and our growing presence in value-added uncoated free sheet papers.

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

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement standardizes the disclosure requirements for pensions and other postretirement benefits. This Statement is effective for fiscal years beginning after December 15, 1997. This Statement will have no impact on net income.

In March 1998, the American Institute of Certified Public Accountants (AICPA), issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. We currently account for software costs generally in accordance with this SOP. In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. Unamortized costs are required to be expensed at the time of adoption of the SOP. We implemented this SOP effective January 1, 1998.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This Statement is effective for fiscal quarters of fiscal years beginning after June 15, 1999. We plan to adopt this Statement in the first quarter of 2000. We are in the process of reviewing this new standard. We currently have no derivative financial instruments. Adoption of this Statement is not expected to have a significant impact on our results of operations or financial position.

TIMBER SUPPLY

The amount of public timber available for harvest in the Pacific Northwest has declined due to environmental litigation and changes in government policy. We expect these constraints on the available public timber to increase. In addition, federal laws, such as the Endangered Species Act, can impact the supply of timber from privately owned lands, increasing the cost of forest management and harvesting operations. In Oregon, the November ballot will include a measure seeking to ban certain forest management and timber harvesting activities on all public and private lands. We cannot predict whether the ballot measure will be passed by Oregon voters or, if passed,
whether it will survive threatened legal challenges.   Nevertheless, taken
together, these factors make it extremely difficult to accurately predict future timber supplies in the Pacific Northwest.

YEAR 2000 COMPUTER ISSUE

Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. We utilize software and related computer technologies that will be affected by this issue. We have established a senior information system management team to monitor our activities in the development of Year 2000 compliant systems across our entire company. This team is responsible for evaluating our compliance with Year 2000 requirements and implementing changes. Over the last two years we have been replacing many of our business computer systems in order to realize cost savings and process improvements. These replacements, all of which are year 2000 compliant, will be completed before the year 2000. Many of the costs associated with these replacements have been and will be deferred. (See Note 5 in "Notes to Quarterly Financial Statements.") A Year 2000 compliance inventory of business computer systems that will not be replaced was completed first quarter 1998. While some reprogramming will be required, costs are not expected to be material, and we expect to complete all necessary changes by year-end 1999. These costs will be expensed as incurred.

During the first half of 1998, we inventoried our manufacturing computer systems in our Building products and Paper and paper products segments for year 2000 compliance. In the less complex Building Products process control systems, we identified the reprogramming necessary and are in the process of making the appropriate modifications. Costs are not material and will be expensed as incurred. In the more complex Paper and paper products segment process control systems we have concluded our initial inventory and are doing further evaluation and development of an implementation plan. We expect to complete all necessary changes by year-end 1999. The costs associated with making these systems compliant will be determined later in 1998, but are not expected to be material. We are currently identifying and surveying our suppliers and customers to determine if critical processes may be impacted by their lack of year 2000 compliance.

While we believe that our computer systems will be year 2000 compliant and that the costs required to achieve this will not materially impact our financial position, results of operations, or cash flows, there can be no guarantee that all systems will be compliant by the year 2000 or that the systems of other companies on which we rely will be converted within the same time frame.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis includes forward-looking statements. Because these forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by the statements. Factors that could cause actual results to differ include, among other things, changes in domestic or foreign competition, prolonged economic turmoil in Asia, increases in capacity through construction of new mills or conversion of older facilities to produce competitive products, variations in demand for our products, changes in our cost for or the availability of raw materials, particularly market pulp and wood, the cost of compliance with new environmental laws and regulations, the pace of acquisitions, same-location sales, cost structure improvements, the success of new initiatives, integration of systems, the success of computer-based system enhancements, and general economic conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates and currency rates expose us to financial market risk. Our debt is predominantly fixed-rate. We experience only modest changes in interest expense when market interest rates change. Most foreign currency transactions have been conducted in the local currency, limiting our exposure to changes in currency rates. Consequently, our market risk sensitive instruments do not subject us to material market risk exposure. Changes in our debt and our continued international expansion could increase these risks. To manage volatility relating to these exposures, we may enter into various derivative transactions such as interest rate swaps, rate hedge agreements, and forward exchange contracts. Interest rate swaps and rate hedge agreements are used to hedge underlying debt obligations or anticipated transactions. For qualifying hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the swap or underlying debt. Gains and losses related to qualifying hedges of foreign currency firm commitments and anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. All other forward exchange contracts are marked to market, and unrealized gains and losses are included in current period net income. We had no material exposure to losses from derivative financial instruments held at June 30, 1998. We do not use derivative financial instruments for trading purposes.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to our annual report on Form 10-K for the year ended December 31, 1997, for information concerning legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

The payment of dividends is dependent upon the existence of and the amount of net worth in excess of the defined minimum under our revolving credit agreement. Our net worth at June 30, 1998, exceeded the defined minimum by $120 million. At June 30, 1998, there were $185 million of borrowings outstanding under the agreement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

At June 30, 1998, there were no existing defaults.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

         (b)   Reports on Form 8-K.

               No Form 8-Ks were filed during the second quarter of 1998.

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
                                             Tom E. Carlile
                                             Vice President and
                                             Controller



Date:  August 13, 1998

                           BOISE CASCADE CORPORATION
                               INDEX TO EXHIBITS
                  Filed With the Quarterly Report on Form 10-Q
                      for the Quarter Ended June 30, 1998

Number        Description                                     Page Number
______        ___________                                     ___________

11	           Computation of Per Share Earnings
12	           Ratio of Earnings to Fixed Charges
27	           Financial Data Schedule