Form 10-Q
period 1998-09-30
BOISE CASCADE CORP
filed 1998-11-12
CIK 12978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                F O R M  10 - Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
	EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________


Commission File Number:  1-5057

                            BOISE CASCADE CORPORATION

             (Exact name of registrant as specified in its charter)

Delaware                                                        82-0100960

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Shares Outstanding
             Class                           as of October 31, 1998
Common stock, $2.50 par value                     56,333,979

                       PART I - FINANCIAL INFORMATION

                          STATEMENTS OF INCOME (LOSS)
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                (expressed in thousands, except per share data)

Item 1.  Financial Statements

                                                     Three Months Ended
                                                        September 30
                                                  ________________________
                                                     1998          1997
                                                  __________    __________
                                                         (unaudited)
Sales                                             $1,597,990    $1,442,340
                                                  __________    __________
Costs and expenses
  Materials, labor, and other operating expenses   1,268,120     1,159,640
  Depreciation, amortization, and cost of company
    timber harvested                                  69,930        65,920
  Selling and distribution expenses                  164,860       145,390
  General and administrative expenses                 37,390        36,650
  Other (income) expense, net                        (51,860)          350
                                                  __________    __________
                                                   1,488,440     1,407,950
                                                  __________    __________
Equity in net income (loss) of affiliates              1,630        (1,780)
                                                  __________    __________
Income from operations                               111,180        32,610
                                                  __________    __________
Interest expense                                     (40,970)      (38,810)
Interest income                                          620         1,530
Foreign exchange loss                                   (210)          (70)
                                                  __________    __________
                                                     (40,560)      (37,350)
                                                  __________    __________
Income (loss) before income taxes, minority interest,
  and cumulative effect of accounting change          70,620        (4,740)
Income tax (provision) benefit                       (21,430)          890
                                                  __________    __________
Income (loss) before minority interest and
   cumulative effect of accounting change             49,190        (3,850)
Minority interest, net of income tax                  (2,140)       (2,350)
                                                  __________    __________
Income (loss) before cumulative effect of
   accounting change                                  47,050        (6,200)
Cumulative effect of accounting change, net
  of income tax                                         -              -
                                                  __________    __________
Net income (loss)                                 $   47,050    $   (6,200)
                                                  ==========    ==========
Net income (loss) per common share
  Basic                                           $      .77    $     (.23)
                                                  ===========   ===========
  Diluted                                         $      .72    $     (.23)
                                                  ===========   ===========

                              SEGMENT INFORMATION
                   BOISE CASCADE CORPORATION AND SUBSIDIARIES
                            (expressed in thousands)

                                                      Three Months Ended
                                                         September 30
                                                   _______________________
                                                      1998         1997
                                                   _________    __________
                                                         (unaudited)
Segment sales
  Office products                                  $ 760,437    $  679,877
  Building products                                  494,434       454,140
  Paper and paper products                           435,594       406,062
  Intersegment eliminations and other                (92,475)      (97,739)
                                                  __________    __________
                                                  $1,597,990    $1,442,340
                                                  ==========    ==========
Segment operating income (loss)
  Office products                                 $   29,283    $   29,731
  Building products                                   81,313        13,772
  Paper and paper products                             8,214         4,860
  Equity in net income (loss) of affiliates            1,630        (1,780)
  Corporate and other                                 (9,260)      (13,973)
                                                  __________    __________
    Income from operations                        $  111,180    $   32,610
                                                  ==========    ==========

The accompanying notes are an integral part of these Financial Statements.

                       PART I - FINANCIAL INFORMATION

                         STATEMENTS OF INCOME (LOSS)
                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                (expressed in thousands, except per share data)

Item 1.  Financial Statements

                                                     Nine Months Ended
                                                        September 30
                                                 ________________________
                                                    1998          1997
                                                 __________    __________
                                                        (unaudited)
Sales                                            $4,625,940    $4,048,960
                                                 __________    __________
Costs and expenses
  Materials, labor, and other operating expenses  3,661,070     3,307,040
  Depreciation, amortization, and cost of company
    timber harvested                                211,320       185,790
  Selling and distribution expenses                 486,790       404,640
  General and administrative expenses               111,520       102,260
  Other (income) expense, net                        29,650           820
                                                 __________    __________
                                                  4,500,350     4,000,550
                                                 __________    __________
Equity in net loss of affiliates                     (3,720)       (3,360)
                                                 __________    __________
Income from operations                              121,870        45,050
                                                 __________    __________
Interest expense                                   (121,930)      (98,190)
Interest income                                       1,790         5,360
Foreign exchange loss                                  (300)         (120)
                                                 __________    __________
                                                   (120,440)      (92,950)
                                                 __________    __________
Income (loss) before income taxes, minority
  interest, and cumulative effect of accounting
  change                                              1,430       (47,900)
Income tax (provision) benefit                      (11,050)       17,720
                                                 __________    __________
Loss before minority interest and cumulative
  effect of accounting change                        (9,620)      (30,180)
Minority interest, net of income tax                 (7,730)       (7,460)
                                                 __________    __________
Loss before cumulative effect of accounting
  change                                            (17,350)      (37,640)
Cumulative effect of accounting change, net
  of income tax                                      (8,590)         -
                                                 __________    __________
Net loss                                         $  (25,940)   $  (37,640)
                                                 ==========    ==========
Net loss per common share
  Basic and diluted before cumulative effect of
    accounting change                            $     (.60)   $    (1.25)
  Cumulative effect of accounting change               (.15)         -
                                                 __________    __________
  Basic and diluted                              $     (.75)   $    (1.25)
                                                 ==========    ==========

                              SEGMENT INFORMATION
                   BOISE CASCADE CORPORATION AND SUBSIDIARIES
                            (expressed in thousands)

                                                    Nine Months Ended
                                                       September 30
                                                 ________________________
                                                    1998          1997
                                                 __________    __________
                                                        (unaudited)
Segment sales
  Office products                                $2,253,108    $1,878,218
  Building products                               1,312,281     1,262,832
  Paper and paper products                        1,349,319     1,162,116
  Intersegment eliminations and other              (288,768)     (254,206)
                                                 __________    __________
                                                 $4,625,940    $4,048,960
                                                 ==========    ==========

Segment operating income (loss)
  Office products                                $   98,382    $   83,101
  Building products                                  29,180        41,755
  Paper and paper products                           28,712       (36,611)
  Equity in net loss of affiliates                   (3,720)       (3,360)
  Corporate and other                               (30,684)      (39,835)
                                                 __________    __________
    Income from operations                       $  121,870    $   45,050
                                                 ==========    ==========

The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                          (expressed in thousands)

ASSETS

                                           September 30       December 31
                                     _______________________  ___________
                                        1998         1997         1997
                                     __________   __________  ___________
                                            (unaudited)
Current
  Cash                               $   69,048   $   59,918   $   56,429
  Cash equivalents                        3,615        7,132        7,157
                                     __________   __________   __________
                                         72,663       67,050       63,586

  Receivables, less allowances
    of $9,821, $9,245, and $9,689       653,491      592,472      570,424
  Inventories                           601,967      565,092      633,290
  Deferred income tax benefits           74,114       60,998       54,312
  Other                                  27,101       38,155       32,061
                                     __________   __________   __________
                                      1,429,336    1,323,767    1,353,673
                                     __________   __________   __________

Property
  Property and equipment
    Land and land improvements           55,586       54,782       57,260
    Buildings and improvements          568,045      508,291      554,712
    Machinery and equipment           4,109,958    4,040,206    4,055,065
                                     __________   __________   __________
                                      4,733,589    4,603,279    4,667,037
  Accumulated depreciation           (2,152,326)  (1,974,291)  (2,037,352)
                                     __________   __________   __________
                                      2,581,263    2,628,988    2,629,685
  Timber, timberlands, and
    timber deposits                     271,212      276,663      273,001
                                     __________   __________   __________
                                      2,852,475    2,905,651    2,902,686
                                     __________   __________   __________

Goodwill, net of amortization
  of $34,091, $20,499, and $24,020      449,385      440,444      445,722
Investments in equity affiliates         27,223       31,226       32,848
Other assets                            227,706      229,394      234,995
                                     __________   __________   __________
Total assets                         $4,986,125   $4,930,482   $4,969,924
                                     ==========   ==========   ==========


The accompanying notes are an integral part of these Financial Statements.

                   BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                 (expressed in thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                          September 30        December 31
                                     _______________________  ___________
                                        1998         1997         1997
                                     __________   __________  ___________
                                            (unaudited)
Current
  Short-term borrowings              $  167,465   $    1,200   $   94,800
  Current portion of long-term debt      57,143      116,867       30,176
  Income taxes payable                      -            564        3,692
  Accounts payable                      501,085      474,234      470,445
  Accrued liabilities
    Compensation and benefits           137,730      132,407      126,780
    Interest payable                     39,999       31,389       39,141
    Other                               219,868      173,561      128,714
                                     __________   __________   __________
                                      1,123,290      930,222      893,748
                                     __________   __________   __________
Debt
  Long-term debt, less current
    portion                           1,667,855    1,639,718    1,725,865
  Guarantee of ESOP debt                171,513      191,868      176,823
                                     __________   __________   __________
                                      1,839,368    1,831,586    1,902,688
                                     __________   __________   __________
Other
  Deferred income taxes                 243,493      228,279      230,840
  Other long-term liabilities           219,339      231,721      224,663
                                     __________   __________   __________
                                        462,832      460,000      455,503
                                     __________   __________   __________
Minority interest                       114,935      102,159      105,445
                                     __________   __________   __________
Shareholders' equity
  Preferred stock -- no par value;
    10,000,000 shares authorized;
    Series D ESOP: $.01 stated
    value; 5,406,548; 5,607,467;
    and 5,569,684 shares
    outstanding                         243,295      252,336      250,636
  Deferred ESOP benefit                (171,513)    (191,868)    (176,823)
  Series F: $.01 stated value;
    115,000 shares outstanding
    in 1997                                -         111,043      111,043
  Common stock -- $2.50 par value;
    200,000,000 shares authorized;
    56,333,984; 55,947,919; and
    56,223,923 shares outstanding       140,835      139,870      140,560
  Additional paid-in capital            420,724      407,448      416,691
  Retained earnings                     817,013      892,525      879,043
  Accumulated other comprehensive
    income (loss)                        (4,654)      (4,839)      (8,610)
                                     __________   __________   __________
Total shareholders' equity            1,445,700    1,606,515    1,612,540
                                     __________   __________   __________
Total liabilities and shareholders'
  equity                             $4,986,125   $4,930,482   $4,969,924
                                     ==========   ==========   ==========
The accompanying notes are an integral part of these Financial Statements.

                    BOISE CASCADE CORPORATION AND SUBSIDIARIES
                             STATEMENTS OF CASH FLOWS
                             (expressed in thousands)

                                                       Nine Months Ended
                                                          September 30
                                                   ________________________
                                                     1998           1997
                                                   _________      _________
                                                         (unaudited)
Cash provided by (used for) operations
  Net loss                                         $ (25,940)     $ (37,640)
  Cumulative effect of accounting change, net of
    income tax                                         8,590            -
  Items in net loss not using (providing) cash
    Equity in net loss of affiliates                   3,720          3,360
    Depreciation, amortization, and cost of company
      timber harvested                               211,320        185,790
    Deferred income tax provision (benefit)            6,277        (21,438)
    Minority interest, net of income tax               7,730          7,460
    Write-down of assets                              46,103            -
    Other                                            (12,599)         1,227
  Receivables                                          4,444        (34,301)
  Inventories                                         28,112            (93)
  Accounts payable and accrued liabilities            49,151         24,068
  Current and deferred income taxes                  (15,667)       (10,309)
  Other                                               20,437         (2,184)
                                                   _________      _________
    Cash provided by operations                      331,678        115,940
                                                   _________      _________
Cash provided by (used for) investment
  Expenditures for property and equipment           (175,805)      (208,841)
  Expenditures for timber and timberlands             (6,973)        (4,900)
  Investments in equity affiliates, net                 (429)       (16,747)
  Purchases of facilities                             (4,042)      (236,820)
  Other                                              (18,995)       (16,340)
                                                   _________      _________
    Cash used for investment                        (206,244)      (483,648)
                                                   _________      _________
Cash provided by (used for) financing
  Cash dividends paid
    Common stock                                     (25,324)       (21,781)
    Preferred stock                                  (12,911)       (27,817)
                                                   _________      _________
                                                     (38,235)       (49,598)
  Short-term borrowings                               72,665        (35,500)
  Additions to long-term debt                        179,672        331,000
  Payments of long-term debt                        (212,308)       (71,828)
  Series F Preferred Stock redemption               (115,005)           -
  Other                                               (3,146)          (167)
                                                   _________      _________
    Cash provided by (used for) financing           (116,357)       173,907
                                                   _________      _________
Increase (decrease) in cash and cash equivalents       9,077       (193,801)
Balance at beginning of the year                      63,586        260,851
                                                   _________      _________
Balance at September 30                            $  72,663      $  67,050
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

	The quarterly financial statements have not been audited by independent
	public accountants, but in the opinion of management, all adjustments
	necessary to present fairly the results for the periods have been included.
	The net income (loss) for the three and nine months ended September 30,
	1998 and 1997, necessarily involved estimates and accruals.  Except as may
	be disclosed within these "Notes to Quarterly Financial Statements," the
	adjustments made were of a normal, recurring nature.  Quarterly results are
	not necessarily indicative of results that may be expected for the year.

(2)	On September 6, 1998, our Medford, Oregon, plywood plant was severely
	damaged by fire. In the third quarter of 1998, we recorded a net pretax gain of $46.5 million in the Building Products segment and a loss in Corporate and Other of $1.5 million related to an insurance settlement for this fire. This gain is recorded in "Other (income) expense, net" in the accompanying Statements of Income (Loss). This gain increased net income, or reduced net loss, $27.5 million for the three and nine months ended September 30, 1998. Basic income per share increased 49 cents and diluted income per share increased 45 cents for the three months ended
	September 30, 1998. Basic and diluted loss per share was reduced 49 cents for the nine months ended September 30, 1998.

	Late in the second quarter of 1998, we adopted a plan to restructure our
	wood products manufacturing business by permanently closing four
	facilities, including sawmills in Elgin, Oregon; Horseshoe Bend, Idaho; and
	Fisher, Louisiana; and a plywood plant in Yakima, Washington.  The
	Horseshoe Bend and Fisher sawmills have closed, and the Elgin sawmill and
	Yakima plant are scheduled to close in 1999.  Employment for 494 workers at
	these locations will be affected by these closures.  Related to these
	closures, our Building Products segment recorded pretax losses in the
	second quarter of 1998 of $27.0 million for the write-down of assets,
	$14.0 million for severance and other employee-related costs, and
	$21.0 million for other exit costs, for a total of $62.0 million.  These
	charges are recorded in "Other (income) expense, net" in the accompanying
	Statement of Income (Loss).  These facilities had sales of $19.0 million
	and $63.1 million for the three and nine months ended September 30, 1998,
	and sales of $28.3 million and $76.9 million for the same periods in 1997.
	Operating income for these facilities was $.8 million for the three months
	ended September 30, 1998, and an operating loss of $6.4 million for the
	nine months ended September 30, 1998.  For the three and nine months ended
	September 30, 1997, these facilities had operating losses of $2.6 million
	and $6.6 million.

	Also in the second quarter of 1998, our Paper and Paper Products segment recorded a pretax charge of $19.0 million for the revaluation of certain paper-related assets. Included in the revaluation is an $8.0 million write-down of a 60% owned joint venture in China that produces carbonless paper. This charge is also recorded in "Other (income) expense, net" in the accompanying Statement of Income (Loss).

(3)	NET INCOME (LOSS) PER COMMON SHARE.  Net income (loss) per common share was
	determined by dividing net income (loss), as adjusted, by applicable shares
	outstanding.  For the nine months ended September 30, 1998, and for the
	three and nine months ended September 30, 1997, the computation of diluted
	net loss per share was antidilutive; therefore, amounts reported for basic
	and diluted loss were the same.

                                    Three Months Ended     Nine Months Ended
                                      September 30            September 30
                                   ___________________    ____________________

                                     1998       1997        1998        1997
                                   ________   ________    ________    ________
                                            (expressed in thousands)
BASIC
Net income (loss) as reported
  before cumulative effect of
  accounting change                $ 47,050   $ (6,200)   $(17,350)   $(37,640)
  Preferred dividends(a)             (3,515)    (6,249)    (12,094)    (25,546)
  Excess of Series F Preferred
    Stock redemption price over
    carrying value(b)                   -          -        (3,958)        -
                                   ________   ________    ________    ________
Basic income (loss) before
  cumulative effect of
  accounting change                  43,535    (12,449)    (33,402)    (63,186)
Cumulative effect of accounting
  change, net of income tax             -          -        (8,590)        -
                                   ________   ________    ________    ________
Basic income (loss)                $ 43,535   $(12,449)   $(41,992)   $(63,186)
                                   ========   ========    ========    ========
Average shares outstanding used
  to determine basic income
  (loss) per common share            56,332     54,814      56,297      50,658
                                   ========   ========    ========    ========
DILUTED
Basic income (loss) before
  cumulative effect of
  accounting change                $ 43,535   $(12,449)   $(33,402)   $(63,186)
  Preferred dividends
    eliminated                        3,515        -           -           -
  Supplemental ESOP
    contribution                     (3,001)       -           -           -
                                   ________   ________    ________    ________
Diluted income (loss) before
  cumulative effect of
  accounting change                  44,049    (12,449)    (33,402)    (63,186)
Cumulative effect of accounting
  change, net of income tax            -           -        (8,590)        -
                                   ________   ________    ________    ________
Diluted income (loss)              $ 44,049   $(12,449)   $(41,992)   $(63,186)
                                   ========   ========    ========    ========
Average shares outstanding used
  to determine basic income
  (loss) per common share            56,332     54,814      56,297      50,658
  Stock options, net                    134        -           -           -
  Series D convertible preferred
    stock                             4,383        -           -           -
                                   ________   ________    ________    ________
Average shares used to determine
  diluted earnings (loss) per
  common share                       60,849     54,814      56,297      50,658
                                   ========   ========    ========    ========

(a)	Dividend attributable to our Series D convertible preferred stock held by
	our ESOP (Employee Stock Ownership Plan) is net of a tax benefit.

(b)	Nine months ended September 30, 1998, included a negative seven cents
	related to the redemption of the Series F Preferred Stock. The loss used in the calculation of loss per share was increased by the excess of the amount paid to redeem the preferred stock over its carrying value.


(4)	COMPREHENSIVE INCOME (LOSS).  Comprehensive income (loss) for the periods
	include the following:

                                                          Three Months Ended       Nine Months Ended
                                                             September 30             September 30
                                                         ____________________    ____________________
                                                           1998        1997        1998        1997
                                                         ________    ________    ________    ________
                                                                   (expressed in thousands)

     Net income (loss)                                   $ 47,050    $ (6,200)   $(25,940)   $(37,640)
     Other comprehensive income (loss)
       Cumulative foreign currency translation
         adjustment, net of income taxes                    2,721      (1,931)      3,956      (3,493)
                                                         ________    ________    ________    ________
     Comprehensive income (loss), net of income taxes    $ 49,771    $ (8,131)   $(21,984)   $(41,133)
                                                         ========    ========    ========    ========


Accumulated other comprehensive income (loss) for each period ended was as follows:

                                                September 30     December 31
                                             __________________  ___________
                                               1998      1997       1997
                                             ________  ________  ___________
                                                 (expressed in thousands)
     Balances at beginning of period
       Minimum pension liability
         adjustment, net of income taxes     $(1,995)  $(2,866)  $(2,866)
       Cumulative foreign currency
         translation adjustment, net of
         income taxes                         (6,615)    1,520     1,520
     Changes within periods
       Minimum pension liability
         adjustment, net of income taxes         -         -         871
       Cumulative foreign currency
         translation adjustment, net of
         income taxes                          3,956    (3,493)   (8,135)
                                             _______   _______   _______
     Balance at end of period                $(4,654)  $(4,839)  $(8,610)
                                             =======   =======   =======



(5)	RECEIVABLES. In late September 1998, we sold fractional ownership
	interests in a defined pool of trade accounts receivable for $85 million. Accordingly, they are excluded from receivables in the accompanying balance sheet. This program represents a revolving sale of receivables committed to by the purchasers for 364 days and is subject to renewal. The costs of this program compare favorably to our alternative costs of incremental borrowing. Costs related to the program will be included in "Other (income) expense, net" in the Statements of Income (Loss). Under the accounts receivable sale agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables, and the historical performance of the receivables we sell.

(6)  DEFERRED SOFTWARE COSTS.  We defer purchased and internally developed
	software and related installation costs for computer systems that are used
	in our businesses.  Deferral of costs begins when technological feasibility
	of the project has been established and it is determined that the software
	will benefit future years.  These costs are amortized on the straight-line
	method over a maximum of five years or the useful life of the product,
	whichever is less.  If the useful life of the product is shortened, the
	amortization period is adjusted.  "Other assets" in the Balance Sheets
	includes deferred software costs of $36.9 million, $22.8 million, and
	$31.1 million at September 30, 1998 and 1997, and December 31, 1997.


(7)	INVENTORIES.  Inventories include the following:

                                                September 30     December 31
                                             __________________  ___________
                                               1998      1997       1997
                                             ________  ________  ___________
                                                 (expressed in thousands)

      Finished goods and work in process     $458,999  $425,284    $453,268
      Logs                                     74,097    74,956     107,625
      Other raw materials and supplies        145,144   146,830     149,870
      LIFO reserve                            (76,273)  (81,978)    (77,473)
                                             ________  ________    ________
                                             $601,967  $565,092    $633,290
                                             ========  ========    ========

(8)	CUMULATIVE EFFECT OF ACCOUNTING CHANGE.  As of January 1, 1998, we adopted
	the provisions of a new accounting standard, AICPA Statement of Position
	98-5, "Reporting on the Costs of Start-Up Activities," which required the
	write-off of previously capitalized preoperating costs.  Adoption of this
	standard resulted in a charge for the cumulative effect of accounting
	change, net of tax, of $8.6 million, or 15 cents per basic and diluted loss
	per share, for the nine months ended September 30, 1998.

(9)	INCOME TAXES. We used an estimated annual tax rate of 15% for the three and
	nine months ended September 30, 1998, except for the tax effect of the gain
	related to the Medford fire which was calculated using a combined federal
	and state statutory rate of approximately 39%.  The estimated annual tax
	rate of 15% is the same rate used for the three and six months ended
	June 30, 1998.  In 1997, we used an actual annual tax benefit rate of 32%.
	The tax rate percentage is subject to fluctuations due primarily to the
	sensitivity of the rate to low income levels, the impact of unusual items
	such as the restructuring and revaluation charges and the Medford fire
	gain, and the mix of our income sources.

	For the three and nine months ended September 30, 1998, we paid income taxes, net of refunds received, of $1.2 million and $10.3 million, and $1.9 million and $9.4 million for the same periods in 1997.

(10)	DEBT.   At September 30, 1998, we had a revolving credit agreement with a
	group of banks that permits us to borrow as much as $600 million at
	variable interest rates based on customary indices.  This agreement expires
	in June 2002.  In October 1998, we entered into an interest rate swap with
	a notional amount of $75 million that expires in 2000.  The swap results in
	an effective fixed interest rate with respect to $75 million of our
	revolving credit agreement borrowings.  The revolving credit agreement
	contains financial covenants relating to minimum net worth, minimum
	interest coverage ratios, and ceiling ratios of debt to capitalization.
	Under this agreement, the payment of dividends is dependent upon the
	existence of and the amount of net worth in excess of the defined minimum.
	Our net worth at September 30, 1998, exceeded the defined minimum by
	$133 million.  At September 30, 1998, there were $125 million of borrowings
	outstanding under this agreement.

	Our majority-owned subsidiary, Boise Cascade Office Products Corporation
	("BCOP"), has a $450 million revolving credit agreement with a group of
	banks that expires in June 2001 and provides variable interest rates based
	on customary indices.  In October 1998, BCOP entered into an interest rate
	swap with a notional amount of $25 million that expires in 2000.  The swap
	results in an effective fixed interest rate with respect to $25 million of
	BCOP's revolving credit agreement borrowings.  The BCOP revolving credit
	facility contains customary restrictive financial and other covenants,
	including a negative pledge and covenants specifying a minimum fixed charge
	coverage ratio and a maximum leverage ratio.  BCOP may, subject to the
	covenants contained in the credit agreement and to market conditions, raise
	additional funds through the agreement and through other external debt or
	equity financings in the future.  Borrowings under BCOP's agreement were
	$150 million at September 30, 1998.

	Also at September 30, 1998, we had $93.5 million of short-term borrowings outstanding and BCOP had $74.0 million of short-term borrowings outstanding. At September 30, 1997, we had no short-term borrowings outstanding, while BCOP had $1.2 million of short-term borrowings outstanding. The maximum amount of short-term borrowings outstanding during the nine months ended September 30, 1998 and 1997, was $279.9 million and $294.8 million. The average amount of short-term borrowings outstanding during the nine months ended September 30, 1998 and 1997, was $205.9 million and $43.4 million. The average interest rate for these borrowings was 5.9% for 1998 and 5.8% for 1997.

	In late 1997, we filed a registration statement with the Securities and Exchange Commission for an additional $400 million of shelf capacity for debt securities. The effective date of our filing was March 25, 1998. Our total borrowing capacity was $489.4 million at September 30, 1998.

	In early 1998, BCOP filed a registration statement with the Securities and
	Exchange Commission to register $300 million of shelf capacity for debt
	securities.  The effective date of the filing was April 22, 1998.  On
	May 12, 1998, BCOP issued $150.0 million of 7.05% Notes under this
	registration statement.  The Notes are due May 15, 2005.  Proceeds from the
	issuance were used to repay borrowings under BCOP's revolving credit
	agreement.  BCOP has $150.0 million of borrowing capacity remaining under
	this registration statement.

	Cash payments for interest, net of interest capitalized, were $43.5 million
	and $121.1 million for the three and nine months ended September 30, 1998,
	and $51.5 million and $111.1 million for the three and nine months ended
	September 30, 1997.

(11)	BOISE CASCADE OFFICE PRODUCTS CORPORATION.  During the first nine months of
	1998, BCOP completed two acquisitions, and during the first nine months of
	1997, BCOP completed seven acquisitions, all of which were accounted for
	under the purchase method of accounting.  Accordingly, the purchase prices
	were allocated to the assets acquired and liabilities assumed based upon
	their estimated fair values.  The initial purchase price allocations may be
	adjusted within one year of the date of purchase for changes in estimates
	of the fair values of assets and liabilities.  Such adjustments are not
	expected to be significant to our results of operations or our financial
	position.  The excess of the purchase price over the estimated fair value
	of the net assets acquired was recorded as goodwill and is being amortized
	over 40 years.  The results of operations of the acquired businesses are
	included in our operations subsequent to the dates of acquisition.

	On January 12, 1998, BCOP acquired the direct marketing business of
	Fidelity Direct, based in Minneapolis, Minnesota.  On February 28, 1998,
	BCOP acquired the direct marketing business of Sistemas Kalamazoo, based in
	Spain.  These transactions were completed for cash of
	$4.0 million, debt assumed of $0.2 million, and the recording of
	$3.8 million of acquisition liabilities.

	On January 31, February 28, and April 17, 1997, BCOP acquired contract stationer businesses in Montana, Florida, and the United Kingdom. On April 30, and May 30, 1997, BCOP acquired computer consumables businesses in North Carolina and Canada. On May 31, 1997, BCOP acquired the promotional products business of OstermanAPI, Inc., based in Maumee, Ohio. In conjunction with the acquisition of Osterman, BCOP formed a majority-owned subsidiary, Boise Marketing Services, Inc. ("BMSI"), of which BCOP owns 88%. BCOP's previously acquired promotional products company, OWNCO, also became part of BMSI. Also in January 1997, BCOP completed a joint venture with Otto Versand to direct market office products in Europe. These transactions, including the joint venture and the formation of the majority-owned promotional products subsidiary, were completed for cash of $99.7 million, $2.9 million of BCOP's common stock, and the recording of $14.2 million of acquisition liabilities.

	On July 7, 1997, BCOP acquired 100% of the shares of Jean-Paul Guisset S.A.
	("JPG"), a French Corporation.  JPG is a direct marketer of office products
	in France.  The negotiated purchase price was FF850.0 million
	(US$144.0 million) plus a price supplement payable in the year 2000, if
	certain earnings and sales growth targets are reached.  No liability has
	been recorded for the price supplement as the amount of payment, if any, is
	not assured beyond a reasonable doubt.  If 1998 results are duplicated in
	1999, the price supplement to be paid would be approximately
	US$29.0 million. In addition to the cash paid, BCOP recorded US$5.8 million
	of acquisition liabilities and assumed US$10.1 million of long-term debt.
	In December 1997, Otto purchased a 10% interest in JPG, with an option to
	purchase an additional 40% interest before January 15, 1998.

	Unaudited pro forma results of operations reflecting the above acquisitions
	would have been as follows.  If the 1998 acquisitions had occurred on
	January 1, 1998, sales for the first nine months of 1998 would have been
	unchanged, net loss would have decreased $100,000, and basic and diluted
	loss per share would have been unchanged.  If the 1998 and 1997
	acquisitions had occurred on January 1, 1997, sales for the first nine
	months of 1997 would have increased by $100 million, net loss would have
	decreased by $600,000, and basic and diluted loss per share would have been
	unchanged.  This unaudited pro forma financial information does not
	necessarily represent the actual results of operations that would have
	occurred if the acquisitions had taken place on the dates assumed.

(12)	SHAREHOLDERS' EQUITY.  We have a shareholder rights plan which was adopted
	in December 1988, amended in September 1990, and renewed in September 1997.
	The Renewed Rights Agreement becomes operative upon the expiration of the
	existing Rights Agreement.

(13)	NEW ACCOUNTING STANDARDS. In 1997, the Financial Accounting Standards Board
	issued SFAS No. 131, "Disclosures About Segments of an Enterprise and
	Related Information."   This Statement establishes standards for the way
	public business enterprises report information about operating segments in
	annual financial statements and requires that those enterprises report
	selected information about operating segments in interim financial reports
	issued to shareholders.  We will adopt the Statement at year-end 1998.  We
	are still evaluating what impact it will have on our reportable segments.
	Adoption of this Statement will have no impact on our net income.

	In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement standardizes the disclosure requirements for pensions and other postretirement benefits and is effective for fiscal years beginning after December 15, 1997. This Statement will have no impact on our net income.

	In March 1998, the American Institute of Certified Public Accountants
	(AICPA) issued Statement of Position 98-1 (SOP 98-1), "Accounting for the
	Costs of Computer Software Developed or Obtained for Internal Use."  This
	SOP is effective for financial statements for fiscal years beginning after
	December 15, 1998, with earlier application encouraged.  We currently
	account for software costs generally in accordance with this SOP.  In April
	1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up
	Activities."  This SOP provides guidance on the financial reporting of
	start-up costs and organization costs.  It requires costs of start-up
	activities and organization costs to be expensed as incurred.  This SOP is
	effective for financial statements for fiscal years beginning after
	December 15, 1998, with earlier application encouraged.  Unamortized costs
	are required to be expensed at the time of adoption of the SOP.  We adopted
	this standard as of January 1, 1998 (see note 8).

	In June 1998, the Financial Accounting Standards Board issued SFAS No. 133,
	"Accounting for Derivative Instruments and Hedging Activities."  This
	Statement establishes accounting and reporting standards requiring that
	every derivative instrument (including certain derivative instruments
	embedded in other contracts) be recorded in the balance sheet as either an
	asset or liability measured at its fair value.  This Statement is effective
	for fiscal years beginning after June 15, 1999.  We plan to adopt this
	Statement in the first quarter of 2000.  We are in the process of reviewing
	this new standard.  Adoption of this Statement is not expected to have a
	significant impact on our results of operations or financial position.


ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
		RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 1997

Our net income for the third quarter of 1998 was $47.1 million, compared with a net loss of $6.2 million for the third quarter of 1997. Basic income per common share for the third quarter of 1998 was 77 cents and diluted income per common share was 72 cents. For the same quarter in 1997, basic loss and diluted loss per common share were 23 cents. Sales for the third quarter of 1998 were $1.6 billion and $1.4 billion in the third quarter of 1997. Third quarter 1998 results included a gain from the fire insurance settlement discussed below.

On September 6, 1998, our Medford, Oregon, plywood plant was severely damaged by fire. In the third quarter of 1998, we recorded a net pretax gain of $46.5 million in the Building Products segment and a loss in Corporate and Other of $1.5 million related to an insurance settlement for this fire. This gain is recorded in "Other (income) expense, net" in the Statements of Income (Loss). This gain increased net income $27.5 million for the three months ended September 30, 1998. Basic income per share increased 49 cents and diluted income per share increased 45 cents for the three months ended September 30, 1998. We are currently evaluating options to reconfigure, rebuild, or abandon our Medford, Oregon, plywood plant.

Operating income in the office products segment in the third quarter of 1998 was $29.3 million, compared to $29.7 million in the third quarter of 1997. Net sales in the third quarter of 1998 increased 12% to $760.4 million, compared with $679.9 million in the third quarter of 1997. The growth in sales resulted primarily from same-location sales growth. Same-location sales increased 10% in the third quarter of 1998, compared with the third quarter of 1997. Gross margins were 24.8% in the third quarter of 1998, compared to 25.1% in the year-ago third quarter. Gross profit decreased in the third quarter of 1998 partly because of increased delivery and occupancy costs at BCOP's Canadian operations as a result of operational challenges associated with the move into a new Toronto distribution center. BCOP's operating expenses were 20.9% of net sales in the third quarter of 1998, compared with 20.7% in the third quarter of 1997. The increase in the third quarter of 1998 was due, in part, to BCOP's direct marketing acquisitions, which have both higher gross margins and higher operating expenses. The increase was also due to higher operating costs at our Canadian operations, as a result of operational challenges associated with the move into a new Toronto distribution center. BCOP's operating margin was 3.9% in 1998 and 4.4% in 1997.

Our Building Products segment had operating income of $81.3 million in the third quarter of 1998. This includes $46.5 million related to the Medford fire insurance settlement gain. Excluding the gain, this segment had operating income of $34.8 million. Operating income for the third quarter of 1997 was $13.8 million. Sales increased 9% to $494.4 million compared to $454.1 million a year ago. The increase in results, excluding the insurance gain, is due to stronger structural panel markets and significant sales growth in building materials distribution, particularly of panels and engineered wood products. Building materials distribution sales increased 25% in the third quarter of 1998, compared with the third quarter of 1997. Additionally, average plywood prices increased 4% in the third quarter of 1998, compared with year-ago levels. These increases were offset by 9% lower lumber prices and 4% lower I-joist prices. Particleboard prices were about flat. Laminated veneer lumber prices were also about flat. Sales volumes for all of our building products, except lumber, improved. Plywood was up 11.5 million square feet, lumber was down 33.8 million board feet, laminated veneer lumber was up 0.4 million cubic feet, I-joist was up 10.2 million equivalent lineal feet, and particleboard was up 1.2 million square feet.

Our Paper and Paper Products segment reported operating income of $8.2 million in the third quarter of 1998. In the third quarter of 1997, this segment recorded operating income of $4.9 million. Sales increased 7% to $435.6 million in the third quarter of 1998 from $406.1 million in the third quarter of 1997. Performance improved year-over-year primarily because of higher uncoated free sheet sales volume, despite taking nearly 30,000 tons of market- and weather-related production curtailments. Total sales volumes for the third quarter of 1998 increased 23,000 tons to 650,000 tons, compared with 627,000 tons in the third quarter of 1997. Uncoated free sheet volumes increased 28,000 tons as our new world-class uncoated free sheet paper machine in Jackson, Alabama, is now operating at close to rated capacity. Newsprint sales volumes increased 3,000 tons. These increases were offset by a 3,000 ton sales volume reduction in containerboard and a 5,000 ton sales volume reduction in market pulp. Although containerboard prices increased 17% and newsprint prices increased 3% in the third quarter of 1998 compared to the third quarter of 1997, our uncoated free sheet prices declined 4%. Uncoated free sheet accounts for about 54% of our sales volume. Pulp prices were about flat.

Paper segment manufacturing costs per ton in the third quarter of 1998 were 5% higher than in the comparison quarter. The increase from quarter to quarter was due to higher fixed costs spread over a reduced number of tons due to market-and weather-related production curtailments taken in the third quarter. The increase is also due to higher variable costs, primarily wood costs.

Total debt outstanding was $2.1 billion at September 30, 1998, compared with $1.9 billion at September 30, 1997. Total debt outstanding was $2.0 billion at December 31, 1997. Interest expense was $41.0 million in the third quarter of 1998, compared with $38.8 million in the same period last year. The increase was due primarily to higher debt levels.

NINE MONTHS ENDED SEPTEMBER 30, 1998, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

We had a net loss of $25.9 million, or 75 cents per basic and diluted common share, for the first nine months of 1998. For the first nine months of 1997, we had a net loss of $37.6 million. Basic loss and diluted loss per common share were $1.25. Sales for the first nine months of 1998 were $4.6 billion, compared with $4.0 billion for the same period in the prior year. Results for the first nine months of 1998 included the effects of the items discussed below.

On September 6, 1998, our Medford, Oregon, plywood plant was severely damaged by fire. In the third quarter of 1998 we recorded a net pretax gain of $46.5 million in the Building Products segment and a loss in Corporate and Other of $1.5 million related to an insurance settlement for this fire. This gain is recorded in "Other (income) expense, net" in the Statements of Income (Loss). This gain increased net income $27.5 million for the nine months ended
September 30, 1998. Basic loss and diluted loss per common share were reduced 49 cents for the nine months ended September 30, 1998. We are currently evaluating options to reconfigure, rebuild, or abandon, our Medford, Oregon, plywood plant.

Late in the second quarter of 1998, we adopted a plan to restructure our wood products manufacturing business by permanently closing four facilities, including sawmills in Elgin, Oregon; Horseshoe Bend, Idaho; and Fisher, Louisiana; and a plywood plant in Yakima, Washington. The Horseshoe Bend and Fisher sawmills have closed, and the Elgin sawmill and Yakima plant will close in 1999. Employment for 494 workers at these locations will be affected by these closures. Related to these closures, our Building Products segment recorded pretax losses in the second quarter of 1998 of $27.0 million for the write-down of assets, $14.0 million for severance costs, and $21.0 million for other exit costs, for a total of $62.0 million. These charges are recorded in "Other (income) expense, net" in the Statement of Income (Loss). These facilities had sales of $63.1 million for the nine months ended September 30, 1998 and sales of $76.9 million for the same period in 1997. Operating losses for these facilities were $6.4 million for the nine months ended September 30, 1998, and $6.6 million for the nine months ended September 30, 1997.

Also in the second quarter of 1998, our Paper and Paper Products segment recorded a pretax charge of $19.0 million for the revaluation of certain paper-related assets. Included in the revaluation is an $8.0 million write-down of a 60% owned joint venture in China that produces carbonless paper. This charge is also recorded in "Other (income) expense, net" in the accompanying Statement of Income (Loss).

The impact of the restructuring of the wood products manufacturing business, the revaluation of paper-related assets, and the related impact on our estimated 1998 taxes, increased net loss $65.2 million, or $1.16 per basic and diluted share, for the nine months ended September 30, 1998.

Also included in the $25.9 million loss is a net of tax charge of $8.6 million, or 15 cents per basic and diluted loss per share, for the adoption of the provisions of a new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." This Statement required the write-off of previously capitalized preoperating costs. It was adopted as of January 1, 1998.

Excluding the insurance gain, the restructuring and revaluation charges and related tax impacts, and the accounting change, net income for the first nine months of 1998 would have been $20.4 million, or 7 cents per basic and diluted share.

Our Office Products segment had operating income of $98.4 million for the first nine months of 1998, compared with $83.1 million for the first nine months of 1997. Sales increased 20% to $2.3 billion, compared with $1.9 billion a year ago. The increase was due to a combination of acquisitions and same-location sales growth. Same location sales increased 11% year to year. Gross margins were 25.4% in the first nine months of 1998, compared to 25.0% a year ago. The increase was primarily due to increases in BCOP's domestic contract stationer and direct marketing gross margins. The increase was offset slightly by higher delivery and occupancy costs at BCOP's Canadian operations that resulted from operational challenges as BCOP moved into a new distribution center in Toronto. Operating expenses were 21.0% of net sales in the first nine months of 1998, compared with 20.6% in the first nine months of 1997. This increase resulted, in part, from BCOP's direct marketing acquisitions, which have both higher gross margins and higher operating expenses. Direct marketing acquisitions made in the last half of 1997 increased BCOP's cost average compared to the prior year. Operating expense for the first nine months of 1998 also increased due to higher operating costs at BCOP's Canadian operations that resulted from operational challenges associated with the move into a new Toronto distribution center. BCOP's operating margin was 4.4% in 1998 and in 1997.

Our Building Products segment had operating income of $29.2 million in the first nine months of 1998. This includes the gain from the Medford fire insurance settlement of $46.5 million and $62.0 million of restructuring charges. Excluding these items, this segment earned $44.7 million, compared with income of $41.8 million in the prior year. Sales for the first nine months of 1998 were $1.31 billion, up 4% from the $1.26 billion reported in the prior year. The improvement in operating results is due primarily to stronger structural panel markets and significant sales growth in building materials distribution, particularly of panels and engineered wood products. Sales increased 17% to $658.9 million in 1998, from $562.0 million in 1997. Sales volume for plywood was up 29 million square feet, sales volume for laminated veneer lumber was up
8.1 million cubic feet, I-joist sales volume was up 19 million equivalent lineal feet, while particleboard sales volume was about flat. Lumber sales volume declined 70 million board feet. Prices were lower for all products during the first nine months of 1998 compared to the first nine months of 1997. Lumber prices were down 11%, plywood prices were down 3%, particleboard prices were down 3%, I-joist prices were down 4%, and laminated veneer lumber prices were about flat.

Our Paper and Paper Products segment had operating income of $28.7 million for the first nine months of 1998. This includes the charge taken in the second quarter of $19.0 million for the revaluation of assets. Excluding this charge, this segment would have earned $47.7 million compared with a loss of $36.6 million for the first nine months of 1997. Sales increased 16% to $1.35 billion, compared with $1.16 billion a year ago. The increase is due to increased sales volume for uncoated free sheet paper, despite taking nearly 44,000 tons of market- and weather-related production curtailments, and improved average paper prices for all of the grades we produce. Uncoated free sheet average prices increased 4%, containerboard average prices increased 25%, newsprint average prices increased 11%, and pulp average prices increased 5%.
In addition, sales volumes increased 71,000 tons to 1,953,000 tons compared with 1,882,000 tons a year ago. Uncoated free sheet sales volumes increased 87,000 tons and containerboard sales volumes increased 14,000 tons. These increases were offset by a 5,000 tons sales volume decrease in newsprint and a 25,000 ton sales volume decrease in market pulp.

Paper segment manufacturing costs per ton in the first nine months of 1998 were 5% higher than the comparison period. The increase was primarily due to higher wood costs.

Total debt outstanding was $2.1 billion at September 30, 1998, compared with $1.9 billion at September 30, 1997. Total debt outstanding was $2.0 billion at December 31, 1997. The increase was due primarily to higher short-term borrowings. Interest expense was $121.9 million for the first nine months of 1998, compared with $98.2 million in the same period last year. Part of the increase in interest expense was due to lower capitalized interest. Capitalized interest in 1998 was $537,000, compared to $10.4 million in 1997. With the start-up of the expansion of the Jackson pulp and paper mill in April 1997, the amount of interest capitalized has decreased significantly. The balance of the increase is due primarily to higher debt levels.

FINANCIAL CONDITION

At September 30, 1998, we had working capital of $306.0 million. Working capital was $393.5 million at September 30, 1997, and $459.9 million at December 31, 1997. Cash provided by operations was $331.7 million for the first nine months of 1998, compared with $115.9 million for the same period in 1997. This increase is due, in part, to improved operating results, including adjustments for noncash items, such as higher depreciation expense and asset write-downs.

In addition, in late September 1998, we sold fractional ownership interests in a defined pool of trade accounts receivable for $85 million. The sold accounts receivable are excluded from receivables in the balance sheet and represent an increase in cash provided by operations.

At September 30, 1998, we had a revolving credit agreement with a group of banks that permitted us to borrow as much as $600 million at variable interest rates based on customary indices. This agreement expires in June 2002. In October 1998, we entered into an interest rate swap with a notional amount of $75 million that expires in 2000. This swap results in an effective fixed interest rate with respect to $75 million of our revolving credit agreement borrowings. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. Under this agreement, the payment of dividends is dependent upon the existence of and the amount of net worth in excess of the defined minimum. Our net worth at September 30, 1998, exceeded the defined minimum by $133 million. At September 30, 1998, there were $125 million of borrowings outstanding under this agreement.

Our majority-owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), has a $450 million revolving credit agreement with a group of banks that expires in June 2001 and provides variable interest rates based on customary indices. In October 1998, BCOP entered into an interest rate swap with a notional amount of $25 million that expires in 2000. This swap results in an effective fixed interest rate with respect to $25 million of BCOP's revolving credit agreement borrowings. The BCOP revolving credit facility contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. BCOP may, subject to the covenants contained in the credit agreement and to market conditions, raise additional funds through the agreement and through other external debt or equity financings in the future. Borrowings under BCOP's agreement were $150 million at September 30, 1998.

At September 30, 1998, Boise Cascade Corporation and BCOP met all of the financial covenants related to debt.

Also at September 30, 1998, we had $93.5 million of short-term borrowings outstanding and BCOP had $74.0 million of short-term borrowings outstanding. At September 30, 1997, we had no short-term borrowings outstanding, while BCOP had $1.2 million of short-term borrowings outstanding. The maximum amount of short-term borrowings outstanding during the nine months ended September 30, 1998 and 1997, were $279.9 million and $294.8 million. The average amount of short-term borrowings outstanding during the nine months ended September 30, 1998 and 1997, were $205.9 million and $43.4 million. The average interest rate for these borrowings was 5.9% for 1998 and 5.8% for 1997.

In late 1997, we filed a registration statement with the Securities and Exchange Commission for an additional $400 million of shelf capacity for debt securities. The effective date of our filing was March 25, 1998. Our total borrowing capacity was $489.4 million at September 30, 1998.

In early 1998, BCOP filed a registration statement with the Securities and Exchange Commission to register $300 million of shelf capacity for debt securities. The effective date of the filing was April 22, 1998. On May 12, 1998, BCOP issued $150.0 million of 7.05% Notes under this registration statement. The Notes are due May 15, 2005. Proceeds from the issuance were used to repay borrowings under BCOP's revolving credit agreement. BCOP has $150.0 million of borrowing capacity remaining under this registration statement.

Capital expenditures for the first nine months of 1998 and 1997 were $191.3 million and $490.3 million. Capital expenditures for the year ended December 31, 1997, were $578.6 million. The decrease in capital expenditures is primarily due to lower acquisition spending for BCOP and the completion of the Jackson pulp and paper mill expansion in May 1997.

An expanded discussion and analysis of financial condition is presented on pages 18 and 19 of the Company's 1997 Annual Report under the captions "Financial Condition" and "Capital Investment."

MARKET CONDITIONS

Negative pressures from global economic turmoil continue. As a result, we expect near-term deterioration in our paper and building products businesses. These pressures, combined with the typical seasonal slowdown, are likely to lead to weaker paper and wood products markets in the months ahead.
Pulp and paper prices in October are lower than the third-quarter average, and it is likely that we will take more uncoated free sheet downtime in the fourth quarter. We still have confidence in the long-term prospects of our paper business. Very little new capacity is being planned or constructed anywhere in the world. So when global demand does begin to recover, perhaps in the second half of 1999, we expect supply-and-demand balances to tighten.

Our office products distribution business should show stronger results in the fourth quarter, as the business continues to resolve its recent operating difficulties.

NEW ACCOUNTING STANDARDS

In 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This Statement establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. We will adopt the Statement at year-end 1998. We are still evaluating what impact it will have on our reportable segments. Adoption of this Statement will have no impact on net income.

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement standardizes the disclosure requirements for pensions and other postretirement benefits and is effective for fiscal years beginning after December 15, 1997. This Statement will have no impact on our net income.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. We currently account for software costs generally in accordance with this SOP. In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs.
It requires costs of start-up activities and organization costs to be expensed as incurred. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998, with earlier application encouraged. Unamortized costs are required to be expensed at the time of adoption of the SOP. We implemented this SOP effective January 1, 1998.

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

YEAR 2000 COMPUTER ISSUE

Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00." This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. We utilize software and related computer technologies in both our business and manufacturing computer systems. Both systems will be affected by the Year 2000 issue. We have established a senior information system management team to monitor our activities in the development of Year 2000 compliant systems across our entire company. This team is responsible for evaluating our compliance with Year 2000 requirements and implementing changes.

Over the last two years, we have been replacing many of our business computer systems to realize cost savings and process improvements. These replacements, all of which are Year 2000 compliant, will be completed before the year 2000. Many of the costs associated with these replacements have been and will be deferred. (See Note 6 in "Notes to Quarterly Financial Statements.") A Year 2000 compliance inventory of business computer systems that will not be replaced was completed first quarter 1998. Many of the existing systems are compliant. Costs to bring the remaining systems compliant, including BCOP's, are expected to range from $6 to $8 million. These costs will be expensed as incurred. We expect to complete all necessary changes by year-end 1999.

During the first half of 1998, we inventoried our manufacturing computer systems in our Building Products and Paper and Paper Products segments for Year 2000 compliance. In the less complex Building Products process control systems, most systems were found to be compliant. We identified any reprogramming necessary and are in the process of making the appropriate modifications. In the more complex Paper and Paper Products segment process control systems, we have concluded our initial inventory and are doing further evaluation and development of an implementation plan. We expect to complete all necessary changes by year-end 1999. The costs associated with making these systems compliant are estimated to be $4 to $5 million. We are currently identifying and surveying our suppliers and customers to determine if critical processes may be impacted by their lack of Year 2000 compliance. Many of our critical suppliers have already confirmed that they are or will be compliant.

The most reasonably likely worst case scenario of failure by us or our suppliers or customers to be Year 2000 compliant would be a temporary slowdown of manufacturing operations at one or more of our locations and a temporary inability to timely process orders and billings and to deliver products to our customers. We are currently developing contingency options in the event that critical systems or suppliers encounter unforeseen Year 2000 problems.

Our discussion of the year 2000 computer issue contains forward-looking information. We believe that our computer systems will be year 2000 compliant and that the costs to achieve compliance will not materially impact our financial condition, operating results or cash flows. Nevertheless, there are factors which could cause actual results to differ from our expectations. These factors include the successful implementation of year 2000 initiatives by our customers and suppliers, changes in the availability and costs of resources to implement year 2000 changes, and our ability to successfully identify and correct all systems affected by the year 2000 issue.

EURO CONVERSION

On January 1, 1999, 11 of the 15 member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the Euro. The participating countries have agreed to adopt the Euro as their common legal currency on that date. The conversion to the Euro will require certain changes to BCOP's information technology and other systems to accommodate Euro-denominated transactions. The cost of these changes is not expected to material. BCOP currently expects all of its European operations to be Euro compliant by the end of 1998.

While the competitive impact of the Euro conversion remains uncertain, BCOP currently does not anticipate a negative impact on its European operations. Alternatively, the conversion to the Euro may provide additional marketing opportunities for BCOP's European operations.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis includes forward-looking statements. Because these forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by the statements. Factors that could cause actual results to differ include, among other things, changes in domestic or foreign competition; the severity and longevity of global economic turmoil; increases in capacity through construction of new manufacturing facilities or conversion of older facilities to produce competitive products; changes in production capacity across paper and wood products markets; variations in demand for our products; changes in our cost for or the availability of raw materials, particularly market pulp and wood; the cost of compliance with new environmental laws and regulations; the pace and the success of acquisitions; the success of office products acquisitions; changes in same-location sales; cost structure improvements; the success and integration of new initiatives and acquisitions; the successful integration of systems; the success of computer-based system enhancements; and general economic conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates and currency rates expose us to financial market risk. Our debt is predominantly fixed-rate. We experience only modest changes in interest expense when market interest rates change. Most foreign currency transactions have been conducted in the local currency, limiting our exposure to changes in currency rates. Consequently, our market risk-sensitive instruments do not subject us to material market risk exposure. Changes in our debt and our continued international expansion could increase these risks. To manage volatility relating to these exposures, we may enter into various derivative transactions such as interest rate swaps, rate hedge agreements, and forward exchange contracts. Interest rate swaps and rate hedge agreements are used to hedge underlying debt obligations or anticipated transactions. For qualifying hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the swap or underlying debt. Gains and losses related to qualifying hedges of foreign currency firm commitments and anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. All other forward exchange contracts are marked to market, and unrealized gains and losses are included in current period net income. We had no material exposure to losses from derivative financial instruments held at September 30, 1998. We do not use derivative financial instruments for trading purposes.

In October 1998, we entered into an interest rate swap with a notional amount of $75 million that expires in 2000. The swap results in an effective fixed interest rate with respect to $75 million of our revolving credit agreement borrowings. Also in October 1998, BCOP entered into an interest rate swap with a notional amount of $25 million that expires in 2000. The swap results in an effective fixed interest rate with respect to $25 million of BCOP's revolving credit agreement borrowings.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to our annual report on Form 10-K for the year ended December 31, 1997, for information concerning legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

In September 1998, we amended the advance notice provisions in our bylaws. To be timely filed, we must receive shareholder proposals by at least 45 days before the date we first mailed our proxy materials for the prior year's annual meeting of shareholders. This amendment makes our bylaws consistent with the newly adopted proxy rules of the Securities and Exchange Commission.

Shareholders wishing to submit proposals to be included in our 1999 proxy statement were required to submit them by November 11, 1998. All other proposals to be presented at the 1999 annual shareholders meeting must be delivered to the corporate secretary, in writing, no later than January 25, 1999.

The amended bylaws are included as an Exhibit to this Form 10-Q.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits.

		Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

    (b)   Reports on Form 8-K.

          No Form 8-Ks were filed during the third quarter of 1998.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BOISE CASCADE CORPORATION


    As Duly Authorized Officer and
    Chief Accounting Officer:                /s/ Tom E. Carlile
                                             __________________________
                                             Tom E. Carlile
                                             Vice President and
                                             Controller



Date:  November 11, 1998

                           BOISE CASCADE CORPORATION
                               INDEX TO EXHIBITS
                  Filed With the Quarterly Report on Form 10-Q
                    for the Quarter Ended September 30, 1998

Number        Description                                     Page Number
______        ___________                                     ___________

3 Bylaws, as amended, September 24, 1998

10.1	Supplemental Early Retirement Plan for
              Executive Officers, as amended through
              July 30, 1998

10.2	1984 Key Executive Stock Option Plan, as
              amended through July 31, 1998

10.3	Executive Officer Financial Counseling Program
              description, as amended through July 30, 1998

10.4	Boise Cascade Corporation Director Stock Option
              Plan, as amended through September 23, 1998

11            Computation of Per Share Earnings

12            Ratio of Earnings to Fixed Charges

27            Financial Data Schedule