Form 10-K
period 1998-12-31
BOISE CASCADE CORP
filed 1999-03-11
CIK 12978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                               F O R M  10 - K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998

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

Common Stock, $2.50 par value                     New York and Chicago
                                                    Stock Exchanges
American & Foreign Power Company Inc.
     Debentures, 5% Series due 2030               New York Stock Exchange

Common Stock Purchase Rights                      New York and Chicago
                                                    Stock Exchanges


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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold as of the close of business on February 26, 1999: $1,751,052,982

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                                Shares Outstanding
               Class                          as of February 26, 1999
    Common Stock, $2.50 par value                    56,371,927

                      Documents incorporated by reference

1. The registrant's annual report for the fiscal year ended December 31, portions of which are incorporated by reference into Parts I, and IV of this Form 10-K, and

2. Portions of the registrant's proxy statement relating to its 1999 annual meeting of shareholders to be held on April 15, 1999 ("Boise Cascade's proxy statement"), are incorporated by reference into
     Part III of this Form 10-K, and

3. The registrant's Income Statement from the fourth quarter fact book for the three months ended December 31, 1998 is incorporated by reference into Parts II and IV of this Form 10-K.

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

   12.  Security Ownership of Certain Beneficial Owners and Management

   13.  Certain Relationships and Related Transactions

                                 PART IV

   14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                  PART I

ITEM 1.   BUSINESS

As used in this annual report, the terms "Boise Cascade" and "we" include Boise Cascade Corporation and its consolidated subsidiaries and predecessors.

Boise Cascade Corporation is a major distributor of office products and building materials and an integrated manufacturer and distributor of paper and wood products. We are headquartered in Boise, Idaho, with domestic and international operations. We own and manage over 2 million acres of timberland in the United States We were incorporated under the laws of Delaware in 1931 under the name Boise Payette Lumber Company of Delaware, as a successor to an Idaho corporation formed in 1913. In 1957, our name was changed to its present form.

Financial information pertaining to each of our industry segments and to each of our geographic areas for the years 1998, 1997, and 1996 is presented in Note 9, "Segment Information," of the Notes to Financial Statements of our 1998 Annual Report and is incorporated by reference.

Our sales and income are affected by the industry supply of product relative to the level of demand and by changing economic conditions in the markets we serve. Demand for paper and paper products and for office products correlates closely with real growth in the gross domestic product. Paper and paper products operations are also affected by demand in international markets and by inventory levels of users of these products. Our building products businesses are dependent on repair-and-remodel activity, housing starts, and commercial and industrial building, which in turn are influenced by the availability and cost of mortgage funds. Declines in building activity that may occur during winter affect our building products businesses. In addition, energy and some operating costs may increase at facilities affected by cold weather. Seasonal influences, however, are generally not significant.

The management practices followed by Boise Cascade and Boise Cascade Office Products with respect to working capital conform to those of the paper and forest products industry and the office products industry and the common business practices in the United States.

We engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. It is our policy to review our operations periodically and to dispose of assets which fail to meet our criteria for return on investment or which cease to warrant retention for other reasons. (See Notes 1, 6, and 8 of the Notes to Financial Statements of our 1998 Annual Report. This information is incorporated by reference.)

OFFICE PRODUCTS

In April 1995, our then wholly owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), completed an initial public offering of 10,637,500 shares of common stock at a price of $12.50 per share after giving effect to a two-for-one stock split in the form of a dividend in May 1996. After the offering, Boise Cascade owned 82.7% of BCOP's outstanding common stock. At December 31, 1998, we owned 81.2% of BCOP's outstanding common stock. (See Note 6 of the Notes to Financial Statements of our 1998 Annual Report. This information is incorporated by reference.)

BCOP distributes a broad line of items for the office, including office supplies, computer consumables, office furniture, paper products, and promotional products. All of the products sold by this segment are purchased from manufacturers or from industry wholesalers, except office papers which are sourced primarily from Boise Cascade's paper operations. BCOP sells these office products directly to corporate, government, and small-and medium-sized offices in the United States, Australia, Belgium, Canada, France, Spain and the United Kingdom.

Customers with multisite locations across the country are often serviced via national contracts that provide consistent pricing and product offerings and, if desired, summary billings, usage reporting, and other special services. At February 26, 1999, BCOP operated 68 distribution centers. During 1998, BCOP completed acquisitions of six businesses. BCOP also operates three retail office supply stores in Hawaii and approximately 70 retail stores in Canada.

The following table sets forth sales dollars for BCOP for the years indicated:

                          1998      1997      1996      1995      1994
                         ______    ______    ______    ______    ______

Sales (millions)         $3,067    $2,597    $1,986    $1,316    $  909


BUILDING PRODUCTS

Boise Cascade is a major producer of lumber, plywood, and particleboard, together with a variety of specialty wood products. We also manufacture engineered wood products consisting of laminated veneer lumber (LVL), which is a high-strength engineered structural lumber product, and wood I-joists that incorporate the LVL technology. Most of our production is sold to independent wholesalers and dealers and through our own wholesale building materials distribution outlets. Our wood products are used primarily in housing, industrial construction, and a variety of manufactured products. Wood products manufacturing sales for 1998, 1997, 1996, 1995, and 1994 were $861 million, $913 million, $867 million, $977 million, and $997 million.

The following table sets forth annual practical capacities of our wood products facilities as of December 31, 1998:

                               Number of
                               Mills         Practical Capacity
                               _________     __________________
                                                 (millions)

Plywood and veneer(1)(2)           11        1,555 square feet (3/8" basis)
Lumber(2)                           8          520 board feet
Particleboard                       1          200 square feet (3/4" basis)
Oriented strand board(3)            1          400 square feet
Laminated veneer lumber(4)          2           14 cubic feet

(1) Number of mills and capacity excludes the Medford plywood plant which was severely damaged by fire in 1998. A portion of the plant is being rebuilt.

(2) Includes our Yakima, Washington plywood plant and our Elgin, Oregon lumber mill which will close in 1999.

(3) In 1995, we formed a joint venture to build an oriented strand board (OSB) plant in Barwick, Ontario, Canada. We own 47% of the joint venture and account for it on the equity method. The 400 million square feet of annual capacity represents 100% of the production volume. The plant began production in 1997.

(4)  A portion of LVL production is used in the manufacture of I-joists.

Boise Cascade operates 16 wholesale building materials distribution facilities. In January 1999, we started up a facility in Chicago, Illinois. These operations market a wide range of building materials, including lumber, plywood, particleboard, engineered wood products, roofing, insulation, doors, builders' hardware, and related products. These products are distributed to retail lumber dealers, home centers specializing in the do-it-yourself market, and industrial customers. A portion (approximately 31% in 1998) of the wood products required by our building materials distribution facilities is provided by our manufacturing facilities, and the balance is purchased from outside sources.

The following table sets forth sales volumes of our manufactured wood products and sales dollars for building materials distribution business for the years indicated:

                                  1998     1997     1996     1995     1994
                                 ______   ______   ______   ______   ______
                                                   (millions)

Plywood (square feet -
  3/8" basis)                     1,815    1,836    1,873    1,865    1,894
Lumber (board feet)                 572      657      692      711      754
Particleboard (square feet -
  3/4" basis)                       190      195      195      196      194
Oriented strand board (square
  feet 3/8" basis)(1)               347      151      -         -        -
Laminated veneer lumber
  (cubic feet)                      3.8      2.7      2.2      1.8      1.4
I-joists (eq. lineal feet)          106       82       74       61       55
Building materials distribution
  (sales dollars)                  $861   $  732   $  690   $  598   $  657

(1)  Includes 100% of the sales volume from our joint venture, of which we own
     47%.

TIMBER RESOURCES

Boise Cascade owns or controls approximately 2.4 million acres of timberland in the U.S. The amount of timber we harvest each year from our timber resources, compared with the amount we purchase from outside sources, varies according to the price and supply of timber for sale on the open market and according to what we deem to be in the interest of sound management of our timberlands. During 1998, our mills processed approximately 1.0 billion board feet of sawtimber and
1.5 million cords of pulpwood; 35% of the sawtimber and 42% of the pulpwood were harvested from our timber resources, and the balance was acquired from various private and government sources. Approximately 67% of the 1.0 million bone-dry units of hardwood and softwood chips consumed by our Northwest pulp and paper mills in 1998 were provided from a whole-log chipping facility, our cottonwood fiber farm, and our Northwest wood products manufacturing facilities as residuals from the processing of solid wood products. Of the 559,000 bone-dry units of residual chips used in the South, 41% were provided by our Southern wood products manufacturing facilities. Our timberlands are managed as part of our building products and paper and paper products segments. The impact of our timberlands on our results of operations is included in these segments.

At December 31, 1998, 1997, and 1996 the acreages of owned or controlled timber resources by geographic area and the approximate percentages of total fiber requirements available from our respective timber resources in these areas and from the residuals from processed purchased logs are shown in the following table:


                             Northwest(1)          Midwest(2)             South(3)            Total(4)
                         ___________________  ___________________  ___________________  ___________________
                          1998   1997   1996   1998   1997   1996   1998   1997   1996  1998   1997   1996
                         _____  _____  _____  _____  _____  _____  _____  _____  _____  _____  _____  _____
                                                                 (thousands of acres)
Fee                      1,333  1,331  1,328    308    308    308    418    418    419  2,059  2,057  2,055
Leases and contracts        44     51     51    -      -      -      285    284    290    329    335    341
                         _____  _____  _____  _____  _____  _____  _____  _____  _____  _____  _____  _____
                         1,377  1,382  1,379    308    308    308    703    702    709  2,388  2,392  2,396
Approximate % of
 total fiber
 requirements
 available from:(5)
  Owned and controlled
    timber resources        29%    25%    21%    23%    23%    23%    39%    25%    25%    32%    25%    23%
  Residuals from
    processed purchased
    logs                    11     13     14    -      -      -        4      6      6      7      9      9
                         _____  _____  _____  _____  _____  _____  _____  _____  _____  _____  _____  _____
 Total                      40%    38%    35%    23%    23%    23%    43%    31%    31%    39%    34%    32%


(1)  Principally sawtimber.

(2)  Principally pulpwood.

(3)  Sawtimber and pulpwood.

(4) On December 31, 1998, our inventory of merchantable sawtimber was approximately 7.7 billion board feet, and our inventory of pulpwood was approximately 8.0 million cords. At December 31, 1997, these inventories were approximately 7.7 billion board feet and approximately 7.8 million cords, and at December 31, 1996, these inventories were approximately
     7.6 billion board feet and approximately 7.6 million cords.

(5) Assumes harvesting of company-owned and controlled timber resources on a sustained timber yield basis and operation of our paper and wood products manufacturing facilities at practical capacity. Percentages shown represent weighted average consumption on a cubic volume basis.

Long-term leases generally provide Boise Cascade with timber harvesting rights and carry with them the responsibility for management of the timberlands. The average remaining life of all leases and contracts is in excess of 40 years. In addition, we have an option to purchase approximately 204,000 acres of timberland under lease and/or contract in the South.

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

Additional information pertaining to our timber resources is presented under the caption "Timber Supply and Environmental Issues" of the Financial Review of our 1998 Annual Report. This information is incorporated by reference.

PAPER AND PAPER PRODUCTS

Boise Cascade is a major North American pulp and paper producer with five paper mills. The total annual practical capacity of the mills was approximately
2.8 million tons at December 31, 1998. Our products are sold to distributors and industrial customers primarily by our own sales personnel.

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

Our paper mills are supplied with pulp principally from our own integrated pulp mills. Pulp mills in the Northwest manufacture chemical pulp primarily from wood waste produced as a by-product of wood products manufacturing. Pulp mills in the Midwest and South manufacture chemical, thermomechanical, and groundwood pulp mainly from pulpwood logs and, to some extent, from purchased wood waste and pulp from deinked recycled fiber. Wood waste is provided by our sawmills and plywood mills in the Northwest and, to a lesser extent, in the South, and the remainder is purchased from outside sources.

Boise Cascade currently manufactures corrugated containers at seven plants, which have annual practical capacity of approximately 5.0 billion square feet. The containers produced at our plants are used to package fresh fruit and vegetables, processed food, beverages, and many other industrial and consumer products. We sell our corrugated containers primarily through our own sales personnel.

The following table sets forth sales volumes of paper and paper products for the years indicated:
                                1998     1997      1996      1995      1994
                               ______   ______    ______    ______    ______
                                         (thousands of short tons)
Paper
Uncoated free sheet             1,403    1,314     1,167     1,177     1,271
Containerboard                    624      604       563       602       595
Newsprint                         431      440       411       416       415
Market pulp                       129      161       230       217       212
Discontinued grades                -        -        260       428       447
                               ______   ______    ______    ______    ______
                                2,587    2,519     2,631     2,840     2,940

                                          (millions of square feet)

Corrugated Containers           4,182    3,568     3,201     3,114     3,237

In November 1996, we completed the sale of our coated publication paper business, consisting primarily of our pulp and paper mill in Rumford, Maine, and 667,000 acres of timberlands, to The Mead Corporation.

In October 1994, Rainy River Forest Products ("Rainy River"), our former Canadian subsidiary, completed an initial offering of units of its equity and debt securities. As a result of the offering, we owned 49% of the outstanding voting common shares and 60% of the total equity of Rainy River. Beginning January 1, 1994, we accounted for Rainy River on the equity method. In November 1995, we divested our remaining interest in Rainy River through Rainy River's merger with Stone-Consolidated Corporation (now Abitibi-Consolidated).

COMPETITION

The markets we serve are highly competitive, with a number of substantial companies operating in each. We compete in our markets principally through price, service, quality, and value-added products and services.

ENVIRONMENTAL ISSUES

Our discussion of environmental issues is presented under the caption "Timber Supply and Environmental Issues" of the Financial Review of our 1998 Annual Report. This information is incorporated by reference. In addition, environmental issues are discussed under "Item 3. Legal Proceedings," of this Form 10-K.

EMPLOYEES

As of December 31, 1998, we had 23,039 employees, 5,899 of whom were covered under collective bargaining agreements. In 1998, we obtained a labor contract extension effective until 2004 for our West Coast paper employees. In April 1999, contracts covering our International Falls, Minnesota, pulp and paper mill are scheduled to expire.

IDENTIFICATION OF EXECUTIVE OFFICERS

Information with respect to our executive officers is set forth in "Item 10. Directors and Executive Officers of the Registrant" of this Form 10-K and is incorporated into this Part I by reference.

CAPITAL INVESTMENT

Information concerning our capital expenditures is presented under the caption "Investing Activities" and in the table titled "1998 Capital Investment by Business" of the Financial Review section of our 1998 Annual Report. This information is incorporated by reference.

ENERGY

The paper and paper products segment is our primary energy user. Self-generated energy sources in this segment, such as wood wastes, pulping liquors, and hydroelectric power, provided 59% of total 1998 energy requirements, compared with 57% in 1997 and 53% in 1996. The energy requirements fulfilled by purchased sources in 1998 were as follows: natural gas, 28%; electricity, 12%; and residual fuel oil, 1%.

ITEM 2.   PROPERTIES

We own substantially all of our facilities other than those in our office products subsidiary. The majority of the office products facilities are rented under operating leases. Regular maintenance, renewal, and new construction programs have preserved the operating suitability and adequacy of those properties. We own substantially all equipment used in our facilities.

Following is a list of our facilities by segment as of February 26, 1999. Information concerning timber resources is presented in Item 1 of this Form 10-K.

OFFICE PRODUCTS

68 distribution centers located in Arizona, California (2), Colorado, Connecticut, Delaware, Florida (3), Georgia, Hawaii, Idaho, Illinois, Indiana, Kentucky, Maine, Maryland, Massachusetts, Michigan (3), Minnesota, Missouri (2), Nevada (2), New Mexico, New York (2), North Carolina, Ohio (3), Oklahoma, Oregon
(2), Pennsylvania (2), Tennessee (2), Texas (2), Utah, Vermont, Virginia, Washington (2), Wisconsin, Australia (7), Canada (8), France (2), Spain, and the United Kingdom (2).

Approximately 73 retail outlets located in Hawaii and Canada.

BUILDING PRODUCTS

8 sawmills located in Alabama, Idaho, Oregon (3), and Washington (3).

11 plywood and veneer plants located in Idaho, Louisiana (2), Oregon (6), and Washington (2). Includes the Medford, Oregon plywood plant which was severely damaged by fire in 1998. A portion of the plant is being rebuilt.

1 particleboard plant located in Oregon.

2 laminated veneer lumber/wood I-joists plants located in Oregon and Louisiana.

1 wood beam plant located in Idaho.

47% owned oriented strand board joint venture located in Barwick, Ontario, Canada.

16 wholesale building materials units located in Arizona, Colorado (2), Idaho
(2), Illinois, Minnesota, Montana, New Mexico, Oklahoma, Texas, Utah, and Washington (4).

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

7 corrugated container plants located in Idaho (2), Nevada, Oregon, Utah, and Washington (2).

ITEM 3.   LEGAL PROCEEDINGS

We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws with respect to 33 active sites where hazardous substances or other contaminants are located. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. However, based on our investigations, our experience with respect to cleanup of hazardous substances, the fact that expenditures will, in many cases, be incurred over extended periods of time, and the number of solvent potentially responsible parties, we do not presently believe that the known actual and potential response costs will, in the aggregate, materially affect our financial condition or operations.

In December 1998, the Maine Environmental Protection Agency issued Notices of Violation for air and water permit exceedances at the Rumford, Maine, pulp and paper mill for the period 1994 until the mill was sold in 1996. We are investigating the validity of these allegations. Should the allegations prove to be valid, we do not expect the penalties to exceed $150,000.

We are involved in various litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under any pending litigation or administrative proceeding, including those described in the preceding paragraphs, would not materially affect our financial condition or operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Our common stock is listed on the New York and Chicago Stock Exchanges. In January 1999, we voluntarily delisted our common stock and other securities from the Pacific Exchange due to the lack of trading activity. The high and low sales prices for our common stock, as well as the frequency and amount of dividends paid on such stock, is included in Note 11, "Quarterly Results of Operations," of the Notes to Financial Statements in our 1998 Annual Report. Additional information concerning dividends on common stock is presented under the caption "Financing Activities" of the Financial Review section of our 1998 Annual Report, and information concerning restrictions on the payments of dividends is included in Note 4, "Debt," of the Notes to Financial Statements in our 1998 Annual Report. The approximate number of common shareholders, based upon actual record holders at year-end, is presented under the caption "Financial Highlights" of our 1998 Annual Report. The information under these captions is incorporated by reference.

SHAREHOLDER RIGHTS PLAN

The company has had a shareholder rights plan since January 1986. The current plan took effect in December 1998. At that time, the rights under the previous plan expired and we distributed to our common stockholders one new right for each common share held. The rights become exercisable ten days after a person or group acquires 15% of our outstanding voting securities or ten business days after a person or group commences or announces an intention to commence a tender or exchange offer that could result in the acquisition of 15% of these securities. Each full right, if it becomes exercisable, entitles the holder to purchase one share of common stock at a purchase price of $175 per share, subject to adjustment. In addition, upon the occurrence of certain events, and upon payment of the then-current purchase price, the rights may "flip in" and entitle holders to buy common stock or "flip over" and entitle holders to buy common stock in an acquiring entity in such amount that the market value is equal to twice the purchase price. The rights are nonvoting and may be redeemed by the company for one cent per right at any time prior to the tenth day after an individual or group acquires 15% of our voting stock, unless extended, and expire in 2008. Additional details are set forth in the Renewed Rights Agreement filed with the Securities and Exchange Commission as Exhibit 4.2 in our Form 10-Q dated September 30, 1997.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the years indicated and should be read in conjunction with the disclosures in Item 7 and
Item 8 of this Form 10-K:

                               1998(1)   1997    1996(2)  1995(3)  1994(4)
                               ______   ______   ______   ______   ______
                                      (expressed in millions, except
                                        per-common-share amounts)

Assets
  Current assets               $1,368   $1,354   $1,355   $1,313   $  918
  Property and equipment, net   2,571    2,630    2,554    2,604    2,494
  Other                         1,028      986      802      739      882
                               ______   ______   ______   ______   ______
                               $4,967   $4,970   $4,711   $4,656   $4,294

Liabilities and
Shareholders' Equity
  Current liabilities          $1,130   $  894   $  933   $  770   $  658
  Long-term debt, less
    current portion             1,578    1,726    1,330    1,365    1,625
  Guarantee of ESOP debt          156      177      196      214      231
  Minority interest               117      105       82       68      -
  Other                           558      455      490      545      415
  Shareholders' equity          1,428    1,613    1,680    1,694    1,365
                               ______   ______   ______   ______   ______
                               $4,967   $4,970   $4,711   $4,656   $4,294

Net sales                      $6,162   $5,494   $5,108   $5,074   $4,140
Net income (loss) before
  cumulative effect of
  accounting change            $  (28)  $  (30)  $    9   $  352   $  (63)
Cumulative effect of
  accounting change, net           (9)       -        -        -        -
                               ______   ______   ______   ______   ______

Net income (loss)              $  (37)  $  (30)  $    9   $  352   $  (63)

Net income (loss) per
  common share
    Basic before cumulative
      effect of accounting
      change                   $ (.85)  $(1.19)  $ (.63)  $ 6.62   $(3.08)
    Cumulative effect of
      accounting change          (.15)       -        -        -        -
                               ______   ______   ______   ______   ______
    Basic (5)                  $(1.00)  $(1.19)  $ (.63)  $ 6.62   $(3.08)

Net income (loss) per
  common share
    Diluted before cumulative
      effect of accounting
      change                   $ (.85)  $(1.19)  $ (.63)  $ 5.39   $(3.08)
    Cumulative effect of
      accounting change          (.15)       -        -        -        -
                               ______   ______   ______   ______   ______
    Diluted(5)                 $(1.00)  $(1.19)  $ (.63)  $ 5.39   $(3.08)

Cash dividends declared
   per common share            $  .60   $  .60   $  .60   $  .60   $  .60

(1) 1998 includes a pretax charge of $42,382,000 for a company wide cost-reduction initiative and the restructuring of certain operations.

      1998 includes a pretax gain of $45,000,000 related to an insurance settlement for our Medford, Oregon, plywood plant which was severely damaged by fire.

      1998 includes a pretax charge of $61,900,000 for the restructuring of our wood products manufacturing business and a pretax charge of $19,000,000 for the revaluation of certain paper-related assets.

      1998 includes a net of tax charge of $8,590,000 for the adoption of AICPA Statement of position 98-5, "Reporting on the Costs of Start-Up Activities."

      1998 net loss per common share includes a negative seven cents related to the redemption of our Series F preferred stock.

      Excluding these items, net income for 1998 would have been $20,744,000, or 9 cents per diluted share.

(2) 1996 includes a pretax gain of approximately $40,395,000 as a result of the sale of our coated publication paper business. In addition, approximately $15,341,000 of pretax expense arising from related tax indemnification requirements was recorded. Assets were reduced by $632,246,000 as a result of the sale.

      1996 includes $9,955,000 before taxes for the write-down of certain paper assets.

      1996 includes a gain of $2,880,000 as a result of shares issued by BCOP for stock options and to effect various acquisitions.

      Excluding these items, the net loss for 1996 would have been $5,450,000, or 93 cents per diluted share.

(3) 1995 includes a charge of $74,900,000 before taxes related primarily to the write-down of certain paper assets under the provisions of Financial Accounting Standards Board Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

      1995 includes a pretax gain of $68,900,000 as a result of the sale of our remaining interest in Rainy River.

      1995 includes a gain of $6,160,000 as a result of shares issued by BCOP to effect various acquisitions.

      1995 includes a gain of $60,000,000 from the BCOP initial public offering.

      1995 includes $32,500,000 of income taxes for the tax effect of the difference in the book and tax bases of our stock ownership in Rainy River.

      1995 includes a pretax charge of $19,000,000 for the establishment of reserves for the write-down of certain paper assets. Also included is our addition to existing reserves of $5,000,000 before taxes for environmental and other contingencies.

      Excluding these items, net income for 1995 would have been $336,800,000, or $5.14 per diluted share.

(4) 1994 includes a charge of $10,200,000 before taxes as a result of the sale of securities by Rainy River. It also includes the recognition of a noncash charge of $20,200,000 for U.S. taxes on previously undistributed Canadian earnings.

      Excluding these items, the net loss for 1994 would have been $35,600,000, or $2.37 per diluted share.

(5) The computation of diluted net loss per common share was antidilutive in the years 1998, 1997, 1996, and 1994; therefore, the amounts reported for basic and diluted loss per share are the same. In 1997, we adopted SFAS No. 128, "Earnings Per Share," effective December 15, 1997. As a result, our basic earnings per share for 1995 increased 69 cents to $6.62 over the previously reported primary income per common share. The accounting change had no effect on any of the other reported amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations are presented under the caption "Financial Review" of our 1998 Annual Report and are incorporated by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the caption, "Disclosures of Certain Financial Market Risks," in the Financial Review section of our 1998 Annual Report and is incorporated by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related notes, together with the report of the independent public accountants, are presented in our 1998 Annual Report and are incorporated by reference.

The consolidated income statement for the three months ended December 31, 1998, is presented in our Fact Book for the fourth quarter of 1998 and is incorporated by reference.

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

The directors and nominees for directors are presented under the caption "Board of Directors" in our proxy statement. This information is incorporated by reference.

Executive Officers as of February 26, 1999

                                                                 Date First
                                                                 Elected as
Name                         Age  Position or Office             an Officer
________________________     ___  ____________________________   ________
George J. Harad(1)           54   Chairman of the Board and
                                  Chief Executive Officer         5/11/82

Theodore Crumley             53   Senior Vice President and
                                  Chief Financial Officer         5/10/90

A. Ben Groce                 57   Senior Vice President           2/8/91

John W. Holleran             44   Senior Vice President and
                                  General Counsel                 7/30/91

Terry R. Lock                57   Senior Vice President           2/17/77

Christopher C. Milliken(2)   53   Senior Vice President           2/3/95

Richard B. Parrish           60   Senior Vice President           2/27/80

N. David Spence              63   Senior Vice President           12/8/87

A. James Balkins III(3)      46   Vice President                  9/5/91

Stanley R. Bell              52   Vice President                  9/25/90

John C. Bender               59   Vice President                  2/13/90

Charles D. Blencke           55   Vice President                  12/11/92

Tom E. Carlile               47   Vice President and Controller   2/4/94

Graham L. Covington          56   Vice President                  9/24/98

Karen E. Gowland             40   Vice President and
                                  Corporate Secretary             9/25/97

J. Michael Gwartney          58   Vice President                  4/25/89

Vincent T. Hannity           54   Vice President                  7/26/96

Guy G. Hurlbutt              56   Vice President                  7/31/98

Irving Littman               58   Vice President and Treasurer    11/1/84

Jeffrey G. Lowe              57   Vice President                  12/11/92

Richard W. Merson            56   Vice President                  12/12/97

Carol B. Moerdyk(4)          48   Vice President                  5/10/90

David A. New                 48   Vice President                  4/30/97

(1)   Chairman of the Board, Boise Cascade Office Products Corporation

(2)   Chief Executive Officer, Boise Cascade Office Products Corporation

(3) Senior Vice President, Chief Financial Officer, and Treasurer, Boise Cascade Office Products Corporation

(4) Senior Vice President, North American and Australian Contract Operations, Boise Cascade Office Products Corporation

All of the officers named above except for David A. New, who joined the company in 1997, have been employees of Boise Cascade or one of its subsidiaries for at least five years.

Terry M. Plummer, vice president, resigned from his position with Boise Cascade effective October 31, 1998. J. Kirk Sullivan, vice president, retired from his position with Boise Cascade effective July 1, 1998. Gary M. Watson, vice president, resigned from his position with Boise Cascade effective February 26, 1999. Terry R. Lock, senior vice president, and J. Michael Gwartney, vice president, will retire from their positions with Boise Cascade on March 31, 1999.

Graham L. Covington was elected vice president in September 1998. Mr. Covington received a bachelor's degree in English from Williams College and a MBA from the University of California at Berkeley. Mr. Covington joined Boise Cascade in 1972 as a Paper Division sales representative and held several managerial positions in the division's sales and marketing organization before being named director of sales and marketing.

Guy G. Hurlbutt was elected vice president in July 1998. Mr. Hurlbutt received a bachelor's degree in forestry from the University of Georgia, a law degree from the University of South Carolina, and a master's degree in environmental law from George Washington University. Mr. Hurlbutt joined Boise Cascade in 1984 as an associate general counsel. He became director of environmental affairs in August 1997 and assumed responsibility for public policy in June 1998.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning compensation of Boise Cascade's executive officers for the year ended December 31, 1998, is presented under the caption "Compensation Tables" in our proxy statement. This information is incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) Information concerning the security ownership of certain beneficial owners as of December 31, 1998, is set forth under the caption "Ownership of More Than 5% of Boise Cascade Stock" in Boise Cascade's proxy statement and is incorporated by reference.

     (b) Information concerning security ownership of management as of December 31, 1998, is set forth under the caption "Stock Ownership - Directors and Executive Officers" in Boise Cascade's proxy statement and is incorporated by reference.

     (c) Information concerning compliance with Section 16 of the Securities and Exchange Act of 1934 is set forth under the caption
           "Section 16(a) Beneficial Ownership Reporting Compliance" in Boise Cascade's proxy statement and is incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions during 1998 is set forth under the caption "Business Relationships with Directors" in Boise Cascade's proxy statement and is incorporated by reference.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following documents are filed as a part of this Form 10-K for Boise Cascade:

           (1)  Financial Statements

                (i)    The Income Statement for the three months ended
                       December 31, 1998, is incorporated by reference from Boise Cascade's Fact Book for the fourth quarter of 1998.

                (ii) The Financial Statements, the Notes to Financial Statements, and the Report of Independent Public Accountants and the Report of Management are incorporated by reference from Boise Cascade's 1998 Annual Report.

                       -  Balance Sheets as of December 31, 1998 and 1997.
                       - Statements of Income (Loss) for the years ended December 31, 1998, 1997, and 1996.
                       - Statements of Cash Flows for the years ended December 31, 1998, 1997, and 1996.
                       - Statements of Shareholders' Equity for the years ended December 31, 1998, 1997, and 1996.
                       -  Notes to Financial Statements.
                       -  Report of Independent Public Accountants.
                       -  Report of Management.

           (2)  Financial Statement Schedules.

                None required.

           (3)  Exhibits.

                A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated by reference.

     (b)   Reports on Form 8-K.

           On December 15, 1998, we filed a Form 8-K with the Securities and Exchange Commission announcing a company-wide cost-reduction initiative and the restructuring of certain operations. No other Form 8-K's were filed during the fourth quarter of 1998.

     (c)   Exhibits.

           See Index to Exhibits.

                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Boise Cascade Corporation

                                         /s/
                                   By    George J. Harad
                                         George J. Harad
                                         Chairman of the Board and
                                         Chief Executive Officer

Dated:  March 11, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 1999.

               Signature                         Capacity
      ______________________________     ___________________________
(i)   Principal Executive Officer:

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

(ii)  Principal Financial Officer:

      Theodore Crumley                   Senior Vice President and
      ______________________________     Chief Financial Officer
      Theodore Crumley

(iii) Principal Accounting Officer

      Tom E. Carlile                     Vice President
      ______________________________     and Controller
      Tom E. Carlile

(iv)  Directors:

      George J. Harad                    Gary G. Michael
      ______________________________     ___________________________
      George J. Harad                    Gary G. Michael

      Anne L. Armstrong                  Paul J. Phoenix
      ______________________________     ___________________________
      Anne L. Armstrong                  Paul J. Phoenix

      Philip J. Carroll                  A. William Reynolds
      ______________________________     ___________________________
      Philip J. Carroll                  A. William Reynolds

      Rakesh Gangwal                     Jane E. Shaw
      ______________________________     ___________________________
      Rakesh Gangwal                     Jane E. Shaw

      Edward E. Hagenlocker              Frank A. Shrontz
      ______________________________     ___________________________
      Edward E. Hagenlocker              Frank A. Shrontz

      Robert K. Jaedicke                 Edson W. Spencer
      ______________________________     ___________________________
      Robert K. Jaedicke                 Edson W. Spencer

      Francesca Ruiz de Luzuriaga        Ward W. Woods, Jr.
      ______________________________     ___________________________
      Francesca Ruiz de Luzuriaga        Ward W. Woods, Jr.

      Donald S. Macdonald
      ______________________________
      Donald S. Macdonald

                 CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we consent to the incorporation of our report dated January 29, 1999, incorporated by reference in this Form 10-K for the year ended December 31, 1998, into Boise Cascade Corporation's previously filed post-effective amendment No. 1 to Form S-8 registration statement (File No. 33-28595); post-effective amendment No. 1 to Form S-8 registration statement (File No. 33-21964); the registration statement on Form S-8 (File No. 33-31642); the registration statement on Form S-8 (File No. 33-45675); the registration statement on Form S-3 (File No. 33-55396); the registration statement on Form S-8 (File No. 33-62263); the registration statement on Form S-8 (File No. 333-59273); and the pre-effective amendment No. 1 to Form S-3 registration statement (File No. 333-41033).


								ARTHUR ANDERSEN LLP


Boise, Idaho
March 11, 1999

                         BOISE CASCADE CORPORATION

                             INDEX TO EXHIBITS

                        Filed with the Annual Report
                            on Form 10-K for the
                        Year Ended December 31, 1998

                                                                      Page
Number     Description                                               Number
_____      ___________________________________________________       _____
2      (1) Acquisition Agreement Among Boise Cascade Corporation,
             Oxford Paper Company, Mead Oxford Corporation, and
             The Mead Corporation, dated September 28, 1996            -
3.1    (2) Restated Certificate of Incorporation, as restated to date  -
3.2        Bylaws, as amended, December 11, 1998
4.1    (3) Trust Indenture between Boise Cascade Corporation and
             Morgan Guaranty Trust Company of New York, Trustee,
             dated October 1, 1985, as amended                         -
4.2    (4) 1997 Revolving Loan Agreement -- $600,000,000, dated
             as of March 11, 1997, as amended September 25, 1997       -
4.3    (5) Shareholder Rights Plan, as amended September 25, 1990      -
4.4    (6) Renewed Rights Agreement dated as of September 25, 1997     -
9          Inapplicable                                                -
10.1       Key Executive Performance Plan for Executive Officers,
             as amended through December 10, 1998
10.2   (7) 1986 Executive Officer Deferred Compensation Plan,
             as amended through December 7, 1995                       -
10.3   (8) 1983 Board of Directors Deferred Compensation Plan,
             as amended through July 26, 1996                          -
10.4   (7) 1982 Executive Officer Deferred Compensation Plan,
             as amended through December 7, 1995                       -
10.5   (9) Executive Officer Severance Pay Policy                      -
10.6  (10) Supplemental Early Retirement Plan for Executive
             Officers, as amended through July 30, 1998                -
10.7       Boise Cascade Corporation Supplemental Pension Plan,
             as amended through February 11, 1999
10.8   (8) 1987 Board of Directors Deferred Compensation Plan,
             as amended through July 26, 1996                          -
10.9	 (10) 1984 Key Executive Stock Option Plan, as amended through
             July 31, 1998
10.10  (9) Executive Officer Group Life Insurance Plan description
10.11  (7) Executive Officer 1980 Split-Dollar Life Insurance Plan,
             as amended through December 7, 1995                       -
10.12      Forms of Agreements with Executive Officers, as amended
             through February 11, 1999
10.13 (11) Supplemental Health Care Plan for Executive Officers,
             as revised July 31, 1996                                  -
10.14  (9) Nonbusiness Use of Corporate Aircraft Policy, as amended    -
10.15 (10) Executive Officer Financial Counseling Program
             description, as amended through July 30, 1998             -
10.16  (9) Family Travel Program description                           -
10.17 (12) Form of Directors' Indemnification Agreement, as revised
             June 1997                                                 -
10.18 (11) Deferred Compensation and Benefits Trust, as amended and
             restated as of December 13, 1996                          -
10.19  (7) Director Stock Compensation Plan, as amended through
             December 7, 1995                                          -
10.20 (10) Boise Cascade Corporation Director Stock Option Plan,
             as amended through September 23, 1998                     -
10.21      1995 Executive Officer Deferred Compensation Plan,
             as amended through December 10, 1998
10.22  (7) 1995 Board of Directors Deferred Compensation Plan,
             effective January 1, 1996                                 -
10.23  (7) Boise Cascade Corporation 1995 Split-Dollar Life
             Insurance Plan, as amended through December 7, 1995       -
10.24      1998 and 1999 Performance Criteria for the Key Executive
             Performance Plan for Executive Officers
11         Computation of Per Share Earnings
12         Ratio of Earnings to Fixed Charges
13.1       Incorporated sections of the Boise Cascade Corporation
             1998 Annual Report
13.2       Incorporated sections of the Boise Cascade Corporation
             Fact Book for the fourth quarter of 1998
16         Inapplicable                                                -
18         Inapplicable                                                -
21         Significant subsidiaries of the registrant
22         Inapplicable                                                -
23         Consent of Arthur Andersen LLP  (See page __)               -
24         Inapplicable                                                -
27         Financial Data Schedule
28         Inapplicable                                                -
99         Inapplicable                                                -

(1) Exhibit 2 was filed under the same exhibit number in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and is incorporated by reference.

(2) The Restated Certificate of Incorporation was filed as Exhibit 3 in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and is incorporated by reference.

(3) The Trust Indenture between Boise Cascade Corporation and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended, was filed as Exhibit 4 in the Registration Statement on Form S-3 No. 33-5673, filed May 13, 1986. The First Supplemental Indenture, dated December 20, 1989, to the Trust Indenture between Boise Cascade Corporation and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, was filed as Exhibit 4.2 in the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 No. 33-32584, filed December 20, 1989. The Second Supplemental Indenture, dated August 1, 1990, to the Trust Indenture was filed as
     Exhibit 4.1 in Boise Cascade's Current Report on Form 8-K filed on August 10, 1990. Each of the documents referenced in this footnote is incorporated by reference.

(4) Exhibit 4.2 was filed under the same exhibit number in Boise Cascade's 1996 Annual Report on Form 10-K. The Form of First Amendment to 1997 Revolving Credit Agreement dated as of September 25, 1997, was filed as Exhibit 4.1 in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997. Each of the documents referenced in this footnote is incorporated by reference.

(5) The Rights Agreement, dated as of December 13, 1988, as amended September 25, 1990, was filed as Exhibit 1 in Boise Cascade's Form 8-K filed with the Securities and Exchange Commission on September 25, 1990, and is incorporated by reference.

(6) The Renewed Rights Agreement dated as of September 25, 1997, was filed as Exhibit 4.2 in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and is incorporated by reference.

(7)  Exhibits 10.2, 10.4, 10.11, 10.19, 10.22, and 10.23 were filed under the same exhibit numbers in Boise Cascade's 1995 Annual Report on Form 10-K and are incorporated by reference.

(8) The 1983 Board of Directors Deferred Compensation Plan and 1987 Board of Directors Deferred Compensation Plan were filed as Exhibits 10.1 and 10.2, respectively, in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and are incorporated by reference.

(9) Exhibits 10.5, 10.10, 10.14, and 10.16 were filed under the same exhibit numbers in Boise Cascade's 1993 Annual Report on Form 10-K and are incorporated by reference.

(10) The supplemental Early Retirement Plan for Executive Officers, 1984 Key Executive Stock Option Plan, Executive Officer Financial Counseling Program description, and Boise Cascade Corporation Director Stock Option Plan were filed as Exhibits 10.1, 10.2, 10.3, and 10.4, respectively, in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and are incorporated by reference.

(11) Exhibits 10.13 and 10.18 were filed under the same exhibit numbers in Boise Cascade's 1996 Annual Report on Form 10-K and are incorporated by reference.

(12) The Form of Directors' Indemnification Agreement, as revised June 1997, was filed as Exhibit 10 in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and is incorporated by reference.