Form 10-Q
period 1999-03-31
BOISE CASCADE CORP
filed 1999-05-14
CIK 12978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                F O R M  10 - Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Shares Outstanding
             Class                           as of April 30, 1999
Common stock, $2.50 par value                     56,525,108

                        PART I - FINANCIAL INFORMATION

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                          STATEMENTS OF INCOME (LOSS)
                (expressed in thousands, except per share data)

Item 1.  Financial Statements

                                                         Three Months Ended
                                                               March 31
                                                      ________________________
                                                         1999          1998
                                                      __________    __________
                                                             (unaudited)
Sales                                                 $1,611,153    $1,489,500
                                                      __________    __________
Costs and expenses
  Materials, labor, and other operating expenses       1,253,623     1,172,920
  Depreciation, amortization, and cost of company
    timber harvested                                      69,035        70,280
  Selling and distribution expenses                      182,896       161,700
  General and administrative expenses                     29,986        36,590
  Other (income) expense, net                              1,967           340
                                                      __________    __________
                                                       1,537,507     1,441,830
                                                      __________    __________
Equity in net income (loss) of affiliates                    746        (3,540)
                                                      __________    __________
Income from operations                                    74,392        44,130
                                                      __________    __________
Interest expense                                         (37,117)      (40,100)
Interest income                                              616           600
Foreign exchange gain (loss)                                  44           (50)
                                                      __________    __________
                                                         (36,457)      (39,550)
                                                      __________    __________
Income before income taxes, minority interest,
  and cumulative effect of accounting change              37,935         4,580
Income tax provision                                     (15,743)       (1,900)
                                                      __________    __________
Income before minority interest and
  cumulative effect of accounting change                  22,192         2,680
Minority interest, net of income tax                      (3,339)       (3,130)
                                                      __________    __________
Income (loss) before cumulative effect of
  accounting change                                       18,853          (450)
Cumulative effect of accounting change, net
  of income tax                                              -          (8,590)
                                                      __________    __________
Net income (loss)                                     $   18,853    $   (9,040)
                                                      ==========    ==========
Net income (loss) per common share
  Basic net income (loss) before cumulative
    effect of accounting change                       $      .27    $     (.17)
  Cumulative effect of accounting change                     -            (.15)
                                                      __________    __________
  Basic net income (loss)                             $      .27    $     (.32)
                                                      ==========    ==========
  Diluted net income (loss) before cumulative
    effect of accounting change                       $      .26    $     (.17)
  Cumulative effect of accounting change                     -            (.15)
                                                      __________    __________
  Diluted net income (loss)                           $      .26    $     (.32)
                                                      ==========    ==========

The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                          (expressed in thousands)

ASSETS

                                             March 31         December 31
                                     _______________________  ___________
                                        1999         1998         1998
                                     __________   __________  ___________
                                           (unaudited)
Current
  Cash                               $   48,526   $   86,002   $   66,469
  Cash equivalents                        8,349        8,840        7,899
                                     __________   __________   __________
                                         56,875       94,842       74,368

  Receivables, less allowances
    of $10,411, $8,874, and $10,933     592,746      630,448      526,359
  Inventories                           561,490      614,772      625,218
  Deferred income tax benefits           88,802       59,459       92,426
  Other                                  70,535       27,223       50,035
                                     __________   __________   __________
                                      1,370,448    1,426,744    1,368,406
                                     __________   __________   __________

Property
  Property and equipment
    Land and land improvements           62,732       55,445       63,307
    Buildings and improvements          583,003      559,732      575,509
    Machinery and equipment           4,106,202    4,145,749    4,082,724
                                     __________   __________   __________
                                      4,751,937    4,760,926    4,721,540
  Accumulated depreciation           (2,197,160)  (2,130,519)  (2,150,385)
                                     __________   __________   __________
                                      2,554,777    2,630,407    2,571,155
  Timber, timberlands, and
    timber deposits                     270,028      276,670      270,570
                                     __________   __________   __________
                                      2,824,805    2,907,077    2,841,725
                                     __________   __________   __________

Goodwill, net of amortization
  of $41,112, $27,733, and $37,327      493,114      446,646      501,691
Investments in equity affiliates         31,923       30,520       27,162
Other assets                            229,394      225,935      227,715
                                     __________   __________   __________
Total assets                         $4,949,684   $5,036,922   $4,966,699
                                     ==========   ==========   ==========

The accompanying notes are an integral part of these Financial Statements.

                   BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                 (expressed in thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                             March 31         December 31
                                     _______________________  ___________
                                        1999         1998         1998
                                     __________   __________  ___________
                                           (unaudited)
Current
  Short-term borrowings              $  164,935   $  211,900   $  129,512
  Current portion of long-term debt     122,285       52,839      161,473
  Income taxes payable                    1,560          -            -
  Accounts payable                      486,527      495,831      499,489
  Accrued liabilities
    Compensation and benefits           124,046      121,001      130,480
    Interest payable                     32,653       35,526       36,166
    Other                               218,082      159,995      172,980
                                     __________   __________   __________
                                      1,150,088    1,077,092    1,130,100
                                     __________   __________   __________
Debt
  Long-term debt, less current
    portion                           1,548,027    1,742,492    1,578,136
  Guarantee of ESOP debt                155,731      176,823      155,731
                                     __________   __________   __________
                                      1,703,758    1,919,315    1,733,867
                                     __________   __________   __________
Other
  Deferred income taxes                 253,999      229,542      255,660
  Other long-term liabilities           296,299      223,972      301,920
                                     __________   __________   __________
                                        550,298      453,514      557,580
                                     __________   __________   __________
Minority interest                       120,092      109,462      116,753
                                     __________   __________   __________
Shareholders' equity
  Preferred stock -- no par value;
    10,000,000 shares authorized;
    Series D ESOP: $.01 stated
    value; 5,236,527; 5,521,442;
    and 5,356,648 shares
    outstanding                         235,644      248,465      241,049
  Deferred ESOP benefit                (155,731)    (176,823)    (155,731)
  Common stock -- $2.50 par value;
    200,000,000 shares authorized;
    56,391,396; 56,277,831; and
    56,338,426 shares outstanding       140,978      140,695      140,846
  Additional paid-in capital            422,291      418,316      420,890
  Retained earnings                     796,767      853,781      788,918
  Accumulated other comprehensive
    income (loss)                       (14,501)      (6,895)      (7,573)
                                     __________   __________   __________
Total shareholders' equity            1,425,448    1,477,539    1,428,399
                                     __________   __________   __________
Total liabilities and shareholders'
  equity                             $4,949,684   $5,036,922   $4,966,699
                                     ==========   ==========   ==========

The accompanying notes are an integral part of these Financial Statements.

                    BOISE CASCADE CORPORATION AND SUBSIDIARIES
                             STATEMENTS OF CASH FLOWS
                             (expressed in thousands)

                                                       Three Months Ended
                                                            March 31
                                                   ________________________
                                                     1999           1998
                                                   _________      _________
                                                          (unaudited)
Cash provided by (used for) operations
  Net income (loss)                                $  18,853      $  (9,040)
  Cumulative effect of accounting change, net of
    income tax                                           -            8,590
  Items in net income (loss) not using
   (providing) cash
    Equity in net (income) loss of affiliates           (746)         3,540
    Depreciation, amortization, and cost of company
      timber harvested                                69,035         70,280
    Deferred income tax provision (benefit)           12,163         (1,811)
    Minority interest, net of income tax               3,339          3,130
    Other                                                 41         (1,139)
  Receivables                                        (66,387)       (58,485)
  Inventories                                         64,349         19,707
  Accounts payable and accrued liabilities            13,389         35,463
  Current and deferred income taxes                   (7,645)          (955)
  Other                                              (10,363)        12,576
                                                   _________      _________
    Cash provided by operations                       96,028         81,856
                                                   _________      _________
Cash provided by (used for) investment
  Expenditures for property and equipment            (48,380)       (62,548)
  Expenditures for timber and timberlands               (392)        (2,751)
  Purchases of assets                                 (6,328)        (4,042)
  Other                                              (12,510)       (10,884)
                                                   _________      _________
    Cash used for investment                         (67,610)       (80,225)
                                                   _________      _________
Cash provided by (used for) financing
  Cash dividends paid
    Common stock                                      (8,451)        (8,433)
    Preferred stock                                      (80)        (3,722)
                                                   _________      _________
                                                      (8,531)       (12,155)
  Short-term borrowings                               35,423        117,100
  Additions to long-term debt                        105,921         90,000
  Payments of long-term debt                        (174,673)       (50,246)
  Series F Preferred Stock redemption                    -         (115,001)
  Other                                               (4,051)           (73)
                                                   _________      _________
    Cash provided by (used for) financing            (45,911)        29,625
                                                   _________      _________
Increase (decrease) in cash and cash equivalents     (17,493)        31,256
Balance at beginning of the year                      74,368         63,586
                                                   _________      _________
Balance at March 31                                $  56,875      $  94,842
                                                   =========      =========

The accompanying notes are an integral part of these Financial Statements.


NOTES TO QUARTERLY FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION. We have prepared the quarterly financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read together with the statements and the accompanying notes included in our 1998 Annual Report.

     The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included. The net income (loss) for the three months ended March 31, 1999 and 1998, necessarily involved estimates and accruals. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2) NET INCOME (LOSS) PER COMMON SHARE. Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by applicable shares outstanding. For the three months ended March 31, 1998, the computation of diluted net loss per share was antidilutive; therefore, amounts reported for basic and diluted loss were the same.



                                                         Three Months Ended
                                                              March 31
                                                         ___________________
                                                           1999       1998
                                                         ________   ________
                                                            (expressed in
                                                              thousands)
     BASIC
     Net income (loss) as reported before cumulative
       effect of accounting change                       $ 18,853   $   (450)
       Preferred dividends(a)                              (3,490)    (5,061)
       Excess of Series F Preferred Stock redemption
         price over carrying value(b)                         -       (3,958)
                                                         ________   ________
     Basic income (loss) before cumulative effect of
       accounting change                                   15,363     (9,469)
     Cumulative effect of accounting change, net of
       income tax                                             -       (8,590)
                                                         ________   ________
     Basic income (loss)                                 $ 15,363   $(18,059)
                                                         ========   ========
     Average shares outstanding used to determine
       basic income (loss) per common share                56,369     56,242
                                                         ========   ========
     DILUTED
     Basic income (loss) before cumulative effect of
       accounting change                                 $ 15,363   $ (9,469)
         Preferred dividends eliminated                     3,490        -
         Supplemental ESOP contribution                    (2,983)       -
                                                         ________   ________
     Diluted income (loss) before cumulative effect of
       accounting change                                   15,870     (9,469)
     Cumulative effect of accounting change, net of
       income tax                                             -       (8,590)
                                                         ________   ________
     Diluted income (loss)                               $ 15,870   $(18,059)
                                                         ========   ========
     Average shares outstanding used to determine basic
       income (loss) per common share                      56,369     56,242
       Stock options, net                                     235        -
       Series D convertible preferred stock                 4,276        -
                                                         ________   ________
     Average shares used to determine diluted income
       (loss) per common share                             60,880     56,242
                                                         ========   ========


(a) Dividend attributable to our Series D convertible preferred stock held by our ESOP (Employee Stock Ownership Plan) is net of a tax benefit.

(b) First quarter 1998 loss per share included a negative seven cents related to the redemption of the Series F Preferred Stock. The loss for the quarter used in the calculation of loss per share was increased by the excess of the amount paid to redeem the preferred stock over its carrying value.

(3) COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) for the periods include the following:


                                                          Three Months Ended
                                                               March 31
                                                         ____________________
                                                           1999        1998
                                                         ________    ________
                                                            (expressed in
                                                              thousands)

     Net income (loss)                                   $ 18,853    $ (9,040)
     Other comprehensive income (loss)
       Cumulative foreign currency translation
         adjustment, net of income taxes                   (6,928)      1,715
                                                         ________    ________
     Comprehensive income (loss), net of income taxes    $ 11,925    $ (7,325)
                                                         ========    ========



(4) RECEIVABLES. In late September 1998, we sold fractional ownership interests in a defined pool of trade accounts receivable. At March 31, 1999, and December 31, 1998, $100 million and $79 million of sold accounts receivable were excluded from receivables in the accompanying balance sheets. The portion of fractional ownership interest retained by us is included in accounts receivable in the balance sheets. The increase in sold accounts receivable over the amount at December 31, 1998, also represents an increase in cash provided by operations for the three months ended March 31, 1999. This program represents a revolving sale of receivables committed to by the purchasers for 364 days and is subject to renewal. Costs related to the program are included in "Other (income) expense, net" in the Statements of Income
     (Loss). Under the accounts receivable sale agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables, and the historical performance of the receivables we sell.

(5) DEFERRED SOFTWARE COSTS. We defer certain software costs that benefit future years. These costs are amortized on the straight-line method over a maximum of five years or the expected life of the software, whichever is less. "Other assets" in the balance sheets includes deferred software costs of $48.2 million, $33.0 million, and $47.1 million at March 31, 1999 and 1998, and December 31, 1998.

     AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," became effective beginning in 1999. We account for software costs in accordance with this statement. The implementation of this statement had no financial statement impact on us.

(6)  INVENTORIES.  Inventories include the following:

                                                  March 31       December 31
                                             __________________  ___________
                                               1999      1998       1998
                                             ________  ________  ___________
                                                 (expressed in thousands)

      Finished goods and work in process     $437,340  $474,285    $456,577
      Logs                                     46,760    66,062      87,688
      Other raw materials and supplies        141,350   152,198     145,319
      LIFO reserve                            (63,960)  (77,773)    (64,366)
                                             ________  ________    ________
                                             $561,490  $614,772    $625,218
                                             ========  ========    ========

(7) CUMULATIVE EFFECT OF ACCOUNTING CHANGE. As of January 1, 1998, we adopted the provisions of a new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which required the write-off of previously capitalized preoperating costs. Adoption of this standard resulted in a charge for the cumulative effect of accounting change, net of tax, of $8.6 million, or 15 cents per basic and diluted loss per share, for the three months ended
     March 31, 1998.

(8) INCOME TAXES. We used an estimated annual tax rate of 41.5% for the three months ended March 31, 1999 and 1998. In 1998, our actual annual tax benefit rate was 12.5%. Excluding nonroutine items in 1998, the tax provision rate would have been 44%. Our tax rate is subject to fluctuations due primarily to the sensitivity of the rate to low income levels, the impact of nonroutine items, and the mix of income sources.

     For the three months ended March 31, 1999, we paid income taxes, net of refunds received, of $5.5 million. We paid $2.4 million for the same period in 1998.

(9)  DEBT.   At March 31, 1999, we had a revolving credit agreement with a group of banks that permits us to borrow as much as $600 million at variable interest rates based on customary indices. This agreement expires in June 2002. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. Under this agreement, the payment of dividends is dependent upon the existence of and the amount of net worth in excess of the defined minimum. Our net worth at March 31, 1999, exceeded the defined minimum by $109 million. At March 31, 1999, there were $160 million of borrowings outstanding under this agreement.

     Our majority-owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), has a $450 million revolving credit agreement with a group of banks that expires in June 2001 and provides variable interest rates based on customary indices. The BCOP revolving credit facility contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. BCOP may, subject to the covenants contained in the credit agreement and to market conditions, raise additional funds through the agreement and through other external debt or equity financings in the future. Borrowings under BCOP's agreement were $165 million at March 31, 1999.

     In October 1998, we entered into an interest rate swap with a notional amount of $75,000,000 and an effective fixed rate of 5.1% with respect to $75,000,000 of our revolving credit agreement borrowings. BCOP also entered into an interest rate swap with a notional amount of $25,000,000 and an effective fixed interest rate of 5.0% with respect to $25,000,000 of their revolving credit agreement borrowings. Both swaps expire in 2000. We are exposed to credit-related gains or losses in the event of nonperformance by counterparties to these swaps; however, we do not expect any counterparties to fail to meet their obligations.

     Also at March 31, 1999, we had $104.3 million of short-term borrowings outstanding and BCOP had $60.6 million of short-term borrowings outstanding. At March 31, 1998, we had $138.1 million short-term borrowings outstanding, while BCOP had $73.8 million of short-term borrowings outstanding. The maximum amount of short-term borrowings outstanding during the three months ended March 31, 1999 and 1998, was $293.3 million and $275.3 million. The average amount of short-term borrowings outstanding during the three months ended March 31, 1999 and 1998, was $177.6 million and $198.9 million. The average interest rate for these borrowings was 5.4% for 1999 and 5.9% for 1998.

     At March 31, 1999, we had $430.0 million and BCOP had $150.0 million of unused borrowing capacity registered with the Securities and Exchange Commission for additional debt securities.

     In March 1999, we filed a registration statement covering $300 million in universal shelf capacity with the Securities and Exchange
     Commission. This filing is still under review by the Securities and Exchange Commission. Once approved, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and purchase contracts.

     Cash payments for interest, net of interest capitalized, were $40.6 million and $43.7 million for the three months ended March 31, 1999 and 1998.

(10) BOISE CASCADE OFFICE PRODUCTS CORPORATION. During the first three months of 1999, BCOP completed one acquisition, and during the first three months of 1998, BCOP completed two acquisitions, all of which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to our results of operations or our financial position. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in our operations subsequent to the dates of acquisition.

     On January 11, 1999, BCOP acquired the office supply business of Wallace Computer Services, based in Lisle, Illinois. This transaction was completed for cash of $6.3 million and the recording of $0.2 million of acquisition liabilities.

     On January 12, 1998, BCOP acquired the direct marketing business of Fidelity Direct, based in Minneapolis, Minnesota. On February 28, 1998, BCOP acquired the direct marketing business of Sistemas Kalamazoo, based in Spain. These transactions were completed for cash of $4.0 million, debt assumed of $0.2 million, and the recording of $3.8 million of acquisition liabilities.

     Unaudited pro forma results of operations reflecting the above acquisitions would have been as follows. If the 1999 acquisition had occurred on January 1, 1999, there would be no significant change in the results of operations for the first three months of 1999. If the 1999 and 1998 acquisitions had occurred on January 1, 1998, sales for the first three months of 1998 would have increased by $12 million, net loss and basic and diluted loss per share would have been unchanged. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have occurred if the acquisitions had taken place on the dates assumed.

(11) NEW ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This Statement is effective for fiscal years beginning after June 15, 1999. We plan to adopt this Statement in the first quarter of 2000. We are in the process of reviewing this new standard. Adoption of this Statement is not expected to have a significant impact on our results of operations or financial position.

(12) RESTRUCTURING ACTIVITIES. Late in the second quarter of 1998, we adopted a plan to restructure our wood products manufacturing business by permanently closing four facilities, including sawmills in Elgin, Oregon; Horseshoe Bend, Idaho; and Fisher, Louisiana; and a plywood plant in Yakima, Washington. These closures are due to poor financial results and a decrease in wood supply. The Horseshoe Bend and Fisher sawmills have closed. These closures resulted in the termination of 182 employees. Our current plans are to close the Elgin sawmill and Yakima plywood plant in 1999. However, based on recent changes in wood supply and costs, product prices, and plant operations, we are evaluating whether these facilities should continue to operate past 1999. Approximately 312 employees would be affected by the closure of the Elgin and Yakima facilities. These two facilities had sales of $13,871,000 and $11,545,000 for the three months ended March 31, 1999 and 1998. These facilities had operating income of $3,248,000 for the three months ended March 31, 1999, and an operating loss of $2,210,000 for the three months ended March 31, 1998. The Horseshoe Bend and Fisher sawmills had sales of $10,050,000 and an operating loss of $1,920,000 for the three months ended March 31, 1998.

     The assets still to be shut down were written down to zero, their estimated net realizable value at the then expected date of closure. Had we continued to depreciate these assets, first quarter 1999 operating expense would have increased approximately $1,000,000.

     Restructuring activities related to these second quarter 1998 charges through March 31, 1999, are as follows:


                                   Asset       Employee-   Other
                                   Write-      Related     Exit
                                   Downs       Costs       Costs       Total
                                   ________    ________    ________    ________
                                             (expressed in thousands)

     1998 expense recorded         $ 27,200    $ 14,000    $ 20,700    $ 61,900
     Assets written down            (27,200)        -           -       (27,200)
     Pension liability recorded         -        (1,300)        -        (1,300)
     Charges against reserve            -        (4,200)     (1,400)     (5,600)
                                   ________    ________    ________    ________
     Restructuring reserve at
       March 31, 1999              $    -      $  8,500    $ 19,300    $ 27,800
                                   ========    ========    ========    ========


     Also in the second quarter of 1998, our Paper and Paper Products segment recorded a pretax charge related to the revaluation of paper-related assets. Included in the revaluation was the $8 million write-down to zero of our investment in a now terminated joint venture in China that produced carbonless paper. Also written-down by approximately $5 million were the fixed assets of a small corrugating facility that was sold in March 1999 for its approximate remaining book value. We also wrote off $6 million in an investment in a bankrupt joint venture and miscellaneous equipment that had no future value.

     In the fourth quarter of 1998, we announced a company-wide cost-reduction initiative and the restructuring of certain operations. Specific actions include the elimination of job positions in our manufacturing businesses and Boise headquarters through a combination of early retirements, layoffs, and attrition. Our paper research and development facility in Portland, Oregon, will close by June 1999.
     BCOP will close eight facilities in the United Kingdom and integrate selected functions of the operations with their other United Kingdom operations. These BCOP closures are expected to be completed during the first half of 1999 and will result in work force reductions of approximately 140 employees. BCOP also dissolved an unprofitable joint venture in Germany.

     Restructuring activities related to these fourth quarter 1998 charges through March 31, 1999, are as follows:


                                      Asset      Employee-  Other
                                      Write-     Related    Exit
                                      Downs      Costs      Costs      Total
                                      _______    _______    _______    _______
                                               (expressed in thousands)

       OFFICE PRODUCTS
       1998 expense recorded          $   300    $ 1,400    $ 9,400    $11,100
       Assets written down               (300)       -          -         (300)
       Charges against reserve            -         (600)    (4,000)    (4,600)
                                      _______    _______    _______    _______
       Restructuring reserve at
         March 31, 1999               $   -      $   800    $ 5,400    $ 6,200
                                      =======    =======    =======    =======

       BUILDING PRODUCTS
       1998 expense recorded          $   -      $ 2,800    $   -      $ 2,800
       Pension liability recorded         -       (2,200)       -       (2,200)
       Charges against reserve            -          -          -          -
                                      _______    _______    _______    _______
       Restructuring reserve at
         March 31, 1999               $   -      $   600    $   -      $   600
                                      =======    =======    =======    =======

       PAPER AND PAPER PRODUCTS
       1998 expense recorded          $ 7,200    $11,300    $   -      $18,500
       Assets written down             (7,200)       -          -       (7,200)
       Pension liability recorded         -       (4,500)       -       (4,500)
       Charges against reserve            -       (2,600)       -       (2,600)
                                      _______    _______    _______    _______
       Restructuring reserve at
         March 31, 1999               $   -      $ 4,200    $   -      $ 4,200
                                      =======    =======    =======    =======

       CORPORATE AND OTHER
       1998 expense recorded          $   -      $ 9,600    $   400    $10,000
       Pension liability recorded         -       (7,600)       -       (7,600)
       Reclass from other accounts        -          500        -          500
       Charges against reserve            -         (400)      (100)      (500)
                                      _______    _______    _______    _______
       Restructuring reserve at
         March 31, 1999               $   -      $ 2,100    $   300    $ 2,400
                                      =======    =======    =======    =======


     The estimated number of employees impacted by the 1998 restructuring activities described above and the number who have left the company as of March 31, 1999, are as follows:

                                             Employees To       Employees
                                             Be Terminated      Terminated
                                             _____________      __________

     Second Quarter 1998
       Building products                           494              182

     Fourth Quarter 1998
       Office products                             140               89
       Building products                            40               13
       Paper and paper products                    212               95
       Corporate and other                          92               21
                                                  ____             ____
       Total                                       978              400
                                                  ====             ====

     In addition to the employees discussed above, we expect to eliminate up to another 100 positions by not filling already vacant positions or through normal attrition. No reserves were established related to these job eliminations.

(13) SEGMENT INFORMATION. There are no differences from our last annual report in our basis of segmentation or in our basis of measurement of segment profit or loss. An analysis of our operations by segment is as follows:

                                                                      Income
                                                                      (Loss)
                                                                      Before
                                                                      Taxes,
                                                                      Minority
                                                                      Interest,
                                                                      and Cumu-
                                                 Sales                lative
                                     ______________________________   Effect of
                                                Inter-                Accounting
                                     Trade      Segment    Total      Change (a)
     Three Months Ended              ________   _______    ________   _______
     March 31, 1999                      (expressed in millions)
       Office products               $  848.3   $    .1    $  848.4   $  38.7
       Building products                436.6       6.9       443.5      40.3
       Paper and paper products         319.9      79.5       399.4       4.8
       Corporate and other                6.4      14.2        20.6      (8.8)
                                     ________   _______    ________   _______
         Total                        1,611.2     100.7     1,711.9      75.0
       Intersegment eliminations        -        (100.7)     (100.7)     -
       Interest expense                 -          -          -         (37.1)
                                     ________   _______    ________   _______
         Consolidated Totals         $1,611.2   $  -       $1,611.2   $  37.9
                                     ========   =======    ========   =======

     Three Months Ended
     March 31, 1998
       Office products               $  759.4   $    .4    $  759.8   $  36.5
       Building products                358.1      10.6       368.7       (.2)
       Paper and paper products         367.1      91.2       458.3      20.6
       Corporate and other                4.9      15.0        19.9     (12.2)
                                     ________   _______    ________   _______
         Total                        1,489.5     117.2     1,606.7      44.7
       Intersegment eliminations        -        (117.2)     (117.2)     -
       Interest expense                 -          -          -         (40.1)
                                     ________   _______    ________   _______
         Consolidated Totals         $1,489.5   $  -       $1,489.5   $   4.6
                                     ========   =======    ========   =======


(a) Interest income has been allocated to our segments in the amounts of $616,000 for the three months ended March 31, 1999, and $600,000 for the three months ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Our net income for the first quarter of 1999 was $18.9 million, compared with a net loss of $9.0 million for the first quarter of 1998. Basic income per common share for the first quarter of 1999 was 27 cents and diluted income per common share was 26 cents. For the same quarter in 1998, basic and diluted loss per common share were 32 cents. Sales for the first quarter of 1999 were $1.6 billion and $1.5 billion in first quarter of 1998. First quarter 1998 results included two nonroutine items as discussed below.

As of January 1, 1998, we adopted the provisions of a new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement required the write-off of previously capitalized preoperating costs, which resulted in an after-tax charge of $8.6 million, or 15 cents per basic and diluted share. Also included in 1998 earnings per share is a negative seven cents per basic and diluted share related to the redemption of our Series F preferred stock.

We estimate that our restructuring and cost saving initiatives announced in fourth quarter 1998 increased pretax income approximately $10 million. These savings included approximately $9 million in the Paper and Paper Products segment and $1 million in our Corporate functions. See Note 12 in the Notes to Quarterly Financial Statements for additional information on our 1998 restructuring activities.

Operating income in the Office Products segment in the first quarter of 1999 was $38.7 million, compared to $36.5 million in the first quarter of 1998. Net sales in the first quarter of 1999 increased 12% to $848.4 million, compared with $759.8 million in the first quarter of 1998. The growth in sales resulted primarily from same-location sales growth and acquisitions. Same-location sales increased 8% in the first quarter of 1999, compared with the first quarter of 1998. Excluding the negative impact of paper price changes and foreign currency changes, same-location sales increased 10%. Cost of sales, which includes the cost of merchandise sold, the cost to deliver products to customers, and the occupancy costs of our facilities, increased to $629.3 million in the first quarter of 1999, which was 74.2% of net sales. This compares with $564.2 million reported in the same period of the prior year, which represented 74.3% of net sales. Gross profit as a percentage of net sales was 25.8% and 25.7% for the first quarters of 1999 and 1998. BCOP's operating expenses were 21.3% of net sales in the first quarter of 1999, compared with 21.0% in the first quarter of 1998. The increase in the first quarter of 1999 was due, in part, to additional payroll associated with the expansion of our U.S. sales force and support of our growth initiatives.

Our Building Products segment had operating income of $40.3 million in the first quarter of 1999 compared to an operating loss of $0.2 million for first quarter 1998. Sales increased 20% to $443.5 million compared to $368.7 million a year ago. The increase is due to improved sales prices, very strong structural panel markets, over a 70% increase in engineered wood products sales, significant sales growth in building materials distribution, and an improved product mix through a reduction in commodity lumber volume. The increase in operating income was also due to lower wood and conversion costs. Average oriented strand board prices increased 28%, average plywood prices increased 18%, and average lumber prices increased 3% in the first quarter of 1999, compared with year-ago levels. These increases were offset by 4% lower average particleboard prices and 1% lower average laminated veneer lumber prices. Average I-joist prices were about flat. Plywood sales volume was down 62.1 million square feet, lumber was down 18.6 million board feet, laminated veneer lumber was up 0.6 million cubic feet, I-joist was up 11.9 million equivalent lineal feet, and particleboard was down
1.5 million square feet. Building materials distribution sales increased from $167.7 million to $224.2 million, or 34% in the first quarter 1999, compared with first quarter 1998. The increase in distribution sales was due both to higher prices and increased market share.

Our Paper and Paper Products segment reported operating income of $4.8 million in the first quarter of 1999. In the first quarter of 1998, this segment recorded operating income of $20.6 million. Sales decreased
13% to $399.4 million in the first quarter of 1999 from $458.3 million in the first quarter of 1998. Performance decreased year over year primarily because of lower average prices for all of our paper grades in first quarter of 1999, compared with the first quarter of 1998. Uncoated free sheet prices decreased 12%, containerboard prices decreased 15%, newsprint prices decreased 5%, and pulp prices decreased 10%. Sales volume for the first quarter of 1999 decreased 18,000 tons to 634,000 tons, compared with 652,000 tons in first quarter 1998. Uncoated free sheet volumes decreased by 7,000 tons, containerboard sales volumes decreased by 8,000 tons, and newsprint volumes decreased by 9,000 tons. These decreases were offset by a 6,000-ton sales volume increase in pulp. Paper segment manufacturing costs per ton in the first quarter of 1999 were 6% lower than in the comparison quarter. The decrease was due to decreased fiber costs and lower fixed manufacturing costs.

On an overall basis, materials, labor, and other operating expenses declined to 77.8% of sales for the three months ended March 31, 1999, compared to 78.7% of sales for the same period in 1998. The improvement is primarily due to the increased sales prices which increases sales without a corresponding increase in costs, and reduced wood and conversion costs in our Building Products segment. Selling and distribution expenses as a percent of sales were 11.4% of sales for the three months ended March 31, 1999, compared to 10.9% of sales for the three months ended March 31, 1998. This higher percentage is due primarily to the increasing Office Products sales which have higher associated selling and distribution costs. General and administrative expenses have decreased as a percentage of sales to 1.9% in first quarter 1999 compared to 2.5% in first quarter 1998. This decrease is due in part to our cost reduction efforts as well as leveraging fixed costs over higher sales.

Interest expense was $37.1 million in the first quarter of 1999, compared with $40.1 million in the same period last year. The decrease was due primarily to slightly lower debt levels and lower effective interest rates.

We used an estimated annual tax provision rate of 41.5% for the three months ended March 31, 1999 and 1998. In 1998, our actual annual tax benefit rate was 12.5%. Excluding nonroutine items in 1998, the tax provision rate would have been 44%. Our tax rate is subject to fluctuations due primarily to the sensitivity of the rate to low income levels, the impact of nonroutine items, and the mix of income sources.

FINANCIAL CONDITION AND LIQUIDITY

Operating Activities. Cash provided by operations was $96.0 million for the first three months of 1999, compared with $81.9 million for the same period in 1998. The increase in 1999 was due to improved operating results offset in part by uses of cash for working capital items. Also in September 1998, we sold fractional ownership interests in a defined pool of trade accounts receivable. At March 31, 1999, $100 million of the sold accounts receivable were excluded from receivables in the balance sheet. This is an increase of $21 million from the December 31, 1998, balance of $79 million. This increase represents an increase in cash provided by operations. Our working capital ratio was 1.19:1 at March 31, 1999, compared with 1.32:1 at March 31, 1998. Our working capital ratio was 1.21:1 at December 31, 1998.

Investing Activities. Total capital investment for the first three months of 1999 and 1998 was $55.3 million and $73.1 million. Amounts include acquisitions made by BCOP through assumption of debt and recording of liabilities. Cash used for investment was $67.6 million and $80.2 million for the first three months of 1999 and 1998. Cash expenditures for property and equipment, and timber and timberlands, totaled $48.8 million and $65.3 million for the first three months of 1999 and 1998. This reduction reflects our focus on reducing our overall level of capital spending. Cash purchases of assets, primarily due to BCOP's expansion program, totaled
$6.3 million for the first three months of 1999 and $4.0 million for the first three months of 1998.

Financing Activities. Cash used for financing was $45.9 million for the first three months of 1999. Cash provided by financing was $29.6 million for the first three months of 1998. Dividend payments totaled $8.5 million and $12.2 million for the first three months of 1999 and 1998. The decrease is due to the redemption of our Series F preferred stock in February 1998. In both years, our quarterly dividend was 15 cents per common share. For the first three months of 1999, short-term borrowings, primarily notes payable and commercial paper, increased $35.5 million compared with an increase of $117.0 million for the first three months of 1998. The increase in short-term borrowings in first quarter 1998 was used to fund the redemption of the Series F preferred stock for $115 million in cash. At March 31, 1999, we had $104.3 million of short-term borrowings outstanding, and BCOP had $60.6 million of short-term borrowings outstanding. At
March 31, 1998, we had $138.1 million of short-term borrowings outstanding, while BCOP had $73.8 million of short-term borrowings outstanding. At December 31, 1998, we had $57.4 million of short-term borrowings outstanding, while BCOP had $72.1 million of short-term borrowings outstanding. Long-term debt decreased $68.8 million in the first three months of 1999 and increased $39.8 million in the first three months of 1998. In February 1999, we redeemed our $100 million, 9.875% notes.

At March 31, 1999 and 1998, we had $2.0 billion and $2.2 billion of debt outstanding. At December 31, 1998, we had $2.0 billion of debt outstanding. Our debt-to-equity ratio was 1.40:1 and 1.48:1 at March 31, 1999 and 1998. Our debt-to-equity ratio was 1.42:1 at December 31, 1998.

Our debt and debt-to-equity ratio include the guarantee by the company of the remaining $155.7 million of debt incurred by the trustee of our leveraged Employee Stock Ownership Plan. While that guarantee has a negative impact on our debt-to-equity ratio, it has virtually no effect on our cash coverage ratios or on other measures of our financial strength.

We have a revolving credit agreement with a group of banks that permits us to borrow as much as $600 million based on customary indices. As of March 31, 1999, borrowings under the agreement totaled $160 million. When the agreement expires in June 2002, any amount outstanding will be due and payable. In October 1998, we entered into an interest rate swap with a notional amount of $75 million that expires in 2000. This swap results in an effective fixed interest rate with respect to $75 million of our revolving credit agreement borrowings. The payment of dividends is dependent on the existence of and the amount of net worth in excess of the defined minimum under the agreement. As of March 31, 1999, we were in compliance with our debt covenants, and our net worth exceeded the defined minimum by $109 million.

BCOP has a $450 million revolving credit agreement with a group of banks that expires in June 2001 and provides variable interest rates based on customary indices. In October 1998, BCOP entered into an interest rate swap with a notional amount of $25 million that expires in 2000. This swap results in an effective fixed interest rate with respect to $25 million of BCOP's revolving credit agreement borrowings. As of March 31, 1999, BCOP had outstanding borrowings of $165 million under this agreement and was in compliance with its debt covenants.

At March 31, 1999, we had $430.0 million and BCOP had $150.0 million of unused borrowing capacity registered with the Securities and Exchange Commission.

In March 1999, we filed a registration statement covering $300 million in universal shelf capacity with the Securities and Exchange Commission. This filing is still under review by the Securities and Exchange Commission. Once approved, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and purchase contracts.

We expect the restructuring programs announced in 1998 to be cash flow positive in 1999. We estimate that the programs will require cash outlays before any savings of approximately $23 million in 1999. These expected cash payments in 1999 include $13 million for employee-related costs, $10 million for other exit costs including $7 million for lease and other contract terminations, and $2 million for tear-down and environmental costs. We spent approximately $4 million in first quarter 1999, including
$3 million for employee-related costs and $1 million for lease and other contract terminations. Cash requirements related to our restructuring in 2000 and beyond are expected to total $17 million with most of that occurring in 2000 or early 2001. This and our other cash requirements will be funded through a combination of cash flows from operations, borrowings under our existing credit facilities, and issuance of new debt or equity securities.

Our results of operations are not materially effected by seasonal sales variances or inflation.

MARKET CONDITIONS

The strong first quarter results by our building products business should continue through the year. We expect to grow office products distribution sales and income at double digit rates. This is a reflection of the better overall performance and strengthening margins in the first quarter, which will continue and benefit future results.

It appears that the negative pressures from global economic turmoil which have had a negative impact on the paper business in the last few quarters may be waning or at least have stopped getting worse. Although business conditions in paper will continue to be challenging during the first half of this year, markets should gradually strengthen. Demand is on the upswing, and prices in some grades have started to rise as global markets for our key paper grades, uncoated free sheet and containerboard, work their way through the oversupply of pulp and paper caused by the Asian economic turmoil. We continue to have confidence in the long-term prospects in our paper business. Very little new capacity is being planned or constructed anywhere in the world. As global demand begins to recover, perhaps in the second half of 1999, we expect supply-and-demand balances in our paper businesses to tighten considerably.

NEW ACCOUNTING STANDARDS

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

TIMBER SUPPLY

In recent years, the amount of timber available for commercial harvest in the United States has declined due to environmental litigation, changes in government policy, and other factors. More constraints on available timber supply may be imposed. As a result, we cannot accurately predict future log supply. In 1998, we closed sawmills in Fisher, Louisiana, and Horseshoe Bend, Idaho, partly because of reductions in timber supply and consequent increases in timber costs. Additional curtailments or closures of our wood products manufacturing facilities are possible.

YEAR 2000 COMPUTER ISSUE

Over the last two years, we have been replacing many of our business computer systems to realize cost savings and process improvements. These replacements, all of which are year 2000-compliant, will be completed before the year 2000. Many of the costs associated with these replacements have been and will be deferred and amortized over approximately five years. (See
Note 5 in the Notes to Financial Statements.) A year 2000 compliance assessment was completed in 1998. Many of the existing systems were found to be compliant. We have begun appropriate modifications of the noncompliant systems. We expect to complete all necessary changes before year-end 1999.

We are currently surveying our critical suppliers and customers to determine whether critical processes may be impacted by a lack of year 2000 compliance. Most of our critical suppliers and customers have confirmed that they are or have plans to be compliant by year-end 1999.

Incremental costs to make our systems compliant are expected to range from $10 million to $13 million. These costs are being expensed as incurred. Approximately $6.4 million had been spent through March 31, 1999.

The most reasonably likely worst-case scenario of failure by us or our suppliers or customers to be year 2000-compliant would be a temporary slowdown of manufacturing operations at one or more of our locations and a temporary inability to process orders and billings in a timely manner and to deliver products to our customers in a timely manner. We are currently developing contingency options in the event that critical systems or suppliers encounter unforeseen year 2000 problems. Those contingency options will be completed by mid-1999.

Our discussion of the year 2000 computer issue contains forward-looking information. We believe that our critical computer systems will be year 2000-compliant and that the costs to achieve compliance will not materially affect our financial condition, operating results, or cash flows. Nevertheless, factors that could cause actual results to differ from our expectations include the successful implementation of year 2000 initiatives by our customers and suppliers, changes in the availability and costs of resources to implement year 2000 changes, and our ability to successfully identify and correct all systems affected by the year 2000 issue.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis includes forward-looking statements. Because these forward-looking statements include risks and uncertainties, actual results may differ materially from those expressed in or implied by the statements. Factors that could cause actual results to differ include, among other things, changes in domestic or foreign competition; the severity and longevity of global economic disruptions; increases in capacity through construction of new manufacturing facilities or conversion of older facilities to produce competitive products; changes in production capacity across paper and wood products markets; variations in demand for our products; changes in our cost for or the availability of raw materials, particularly market pulp and wood; the cost of compliance with new environmental laws and regulations; the pace and the success of acquisitions; changes in same-location sales; cost structure improvements; the ability to implement operating strategies and integration plans and realize cost savings and efficiencies; fluctuations in foreign currency exchange rates; fluctuations in paper prices; the success and integration of new initiatives and acquisitions; the successful integration of systems; the success of computer-based system enhancements; and general economic conditions.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates and currency rates expose the company to financial market risk. Our debt is predominantly fixed-rate. We experience only modest changes in interest expense when market interest rates change. Most foreign currency transactions have been conducted in the local currencies, limiting our exposure to changes in currency rates. Consequently, our market risk-sensitive instruments do not subject us to material market risk exposure. Changes in our debt and our continued international expansion could increase these risks. To manage volatility relating to these exposures, we may enter into various derivative transactions such as interest rate swaps, rate hedge agreements, and forward exchange contracts. Interest rate swaps and rate hedge agreements are used to hedge underlying debt obligations or anticipated transactions. For qualifying hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the swap or underlying debt. Gains and losses related to qualifying hedges of foreign currency firm commitments and anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. All other forward exchange contracts are marked to market, and unrealized gains and losses are included in current period net income. We had no material changes in market risk since December 31, 1998. We had no material exposure to losses from derivative financial instruments held at March 31, 1999. We do not use derivative financial instruments for trading purposes.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Reference is made to our annual report on Form 10-K for the year ended December 31, 1998, for information concerning legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual shareholders meeting on April 15, 1999. A total of 61,700,220 shares of common and preferred stock were outstanding and entitled to vote at the meeting. Of the total outstanding, 54,965,083 shares were represented at the meeting.

Shareholders cast votes for election of the following directors whose terms expire in 2002:

                                         In Favor     Withheld     Not Voted
                                       ___________    _________    _________
     Robert K. Jaedicke                 54,191,902      773,181        -
     Paul J. Phoenix                    54,274,707      690,376        -
     Francesca Ruiz de Luzuriaga        54,214,534      750,549        -
     Frank A. Shrontz                   54,274,355      690,728        -
     Ward W. Woods, Jr.                 53,753,082    1,212,001        -
                                       ___________    _________
                                       270,708,580    4,116,835

Continuing in office are Anne L. Armstrong, Philip J. Carroll, Rakesh Gangwal, Gary G. Michael, and A. William Reynolds, whose terms expire in 2001, and Edward E. Hagenlocker, George J. Harad, Donald S. Macdonald, and Jane E. Shaw, whose terms expire in 2000.

The shareholders also ratified the appointment of Arthur Andersen LLP as our independent auditor for the year 1999 with 54,394,291 votes cast for, 341,001 against, and 229,791 abstained.

ITEM 5.   OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits.

          Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

    (b)   Reports on Form 8-K.

          No Form 8-Ks were filed during the first quarter of 1999.

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

                                             BOISE CASCADE CORPORATION


    As Duly Authorized Officer and
    Chief Accounting Officer:                /s/ Tom E. Carlile
                                             __________________________
                                             Tom E. Carlile
                                             Vice President and
                                             Controller



Date:  May 13, 1999

                           BOISE CASCADE CORPORATION
                               INDEX TO EXHIBITS
                  Filed With the Quarterly Report on Form 10-Q
                     for the Quarter Ended March 31, 1999

Number        Description                                     Page Number
______        ___________                                     ___________

11            Computation of Per Share Earnings

12            Ratio of Earnings to Fixed Charges

12A           Ratio of Earnings to Combined Fixed
              Charges and Preferred Dividend Requirements

27            Financial Data Schedule