Form 10-Q
period 1999-06-30
BOISE CASCADE CORP
filed 1999-08-13
CIK 12978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                F O R M  10 - Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Shares Outstanding
             Class                           as of July 31, 1999
Common stock, $2.50 par value                     57,066,845

                        PART I - FINANCIAL INFORMATION

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                          STATEMENTS OF INCOME (LOSS)
                (expressed in thousands, except per share data)

Item 1.  Financial Statements

                                                         Three Months Ended
                                                               June 30
                                                      ________________________
                                                         1999          1998
                                                      __________    __________
                                                             (unaudited)
Sales                                                 $1,678,008    $1,538,450
                                                      __________    __________
Costs and expenses
  Materials, labor, and other operating expenses       1,290,393     1,220,030
  Depreciation, amortization, and cost of company
   timber harvested                                       71,442        71,110
  Selling and distribution expenses                      184,069       160,230
  General and administrative expenses                     33,677        37,540
  Other (income) expense, net                            (39,072)       81,170
                                                      __________    __________
                                                       1,540,509     1,570,080
                                                      __________    __________
Equity in net income (loss) of affiliates                  3,212        (1,810)
                                                      __________    __________
Income (loss) from operations                            140,711       (33,440)
                                                      __________    __________
Interest expense                                         (34,642)      (40,860)
Interest income                                              562           570
Foreign exchange gain (loss)                                  29           (40)
                                                      __________    __________
                                                         (34,051)      (40,330)
                                                      __________    __________
Income (loss) before income taxes and
 minority interest                                       106,660       (73,770)
Income tax (provision) benefit                           (44,264)       12,280
                                                      __________    __________
Income (loss) before minority interest                    62,396       (61,490)
Minority interest, net of income tax                      (3,344)       (2,460)
                                                      __________    __________
Net income (loss)                                     $   59,052    $  (63,950)
                                                      ==========    ==========
Net income (loss) per common share
  Basic net income (loss)                             $      .98    $    (1.20)
                                                      ==========    ==========
  Diluted net income (loss)                           $      .92    $    (1.20)
                                                      ==========    ==========

The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                          STATEMENTS OF INCOME (LOSS)
                (expressed in thousands, except per share data)

                                                          Six Months Ended
                                                              June 30
                                                      ________________________
                                                         1999          1998
                                                      __________    __________
                                                             (unaudited)
Sales                                                 $3,289,161    $3,027,950
                                                      __________    __________
Costs and expenses
  Materials, labor, and other operating expenses       2,544,016     2,392,950
  Depreciation, amortization, and cost of company
   timber harvested                                      140,477       141,390
  Selling and distribution expenses                      366,965       321,930
  General and administrative expenses                     63,663        74,130
  Other (income) expense, net                            (37,105)       81,510
                                                      __________    __________
                                                       3,078,016     3,011,910
                                                      __________    __________
Equity in net income (loss) of affiliates                  3,958        (5,350)
                                                      __________    __________
Income from operations                                   215,103        10,690
                                                      __________    __________
Interest expense                                         (71,759)      (80,960)
Interest income                                            1,178         1,170
Foreign exchange gain (loss)                                  73           (90)
                                                      __________    __________
                                                         (70,508)      (79,880)
                                                      __________    __________
Income (loss) before income taxes, minority interest,
 and cumulative effect of accounting change              144,595       (69,190)
Income tax (provision) benefit                           (60,007)       10,380
                                                      __________    __________
Income (loss) before minority interest and cumulative
 effect of accounting change                              84,588       (58,810)
Minority interest, net of income tax                      (6,683)       (5,590)
                                                      __________    __________
Income (loss) before cumulative effect of
 accounting change                                        77,905       (64,400)
Cumulative effect of accounting change, net
 of income tax                                               -          (8,590)
                                                      __________    __________
Net income (loss)                                     $   77,905    $  (72,990)
                                                      ==========    ==========
Net income (loss) per common share
  Basic net income (loss) before cumulative
   effect of accounting change                        $     1.25    $    (1.37)
  Cumulative effect of accounting change                     -           (0.15)
                                                      __________    __________
  Basic net income (loss)                             $     1.25    $    (1.52)
                                                      ==========    ==========
  Diluted net income (loss) before cumulative
   effect of accounting change                        $     1.18    $    (1.37)
  Cumulative effect of accounting change                     -           (0.15)
                                                      __________    __________
  Diluted net income (loss)                           $     1.18    $    (1.52)
                                                      ==========    ==========

The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                           (expressed in thousands)

ASSETS

                                             June 30          December 31
                                     _______________________  ___________
                                        1999         1998         1998
                                     __________   __________  ___________
                                            (unaudited)
Current
  Cash                               $   66,757   $   82,668   $   66,469
  Cash equivalents                        6,590        4,357        7,899
                                     __________   __________   __________
                                         73,347       87,025       74,368

  Receivables, less allowances of
   $10,536, $8,815, and $10,933         587,159      620,461      526,359
  Inventories                           552,291      586,758      625,218
  Deferred income tax benefits           73,015       57,808       92,426
  Other                                  55,754       33,870       50,035
                                     __________   __________   __________
                                      1,341,566    1,385,922    1,368,406
                                     __________   __________   __________
Property
  Property and equipment
    Land and land improvements           63,777       55,542       63,307
    Buildings and improvements          579,375      573,819      575,509
    Machinery and equipment           4,200,392    4,148,885    4,082,724
                                     __________   __________   __________
                                      4,843,544    4,778,246    4,721,540
  Accumulated depreciation           (2,285,697)  (2,187,540)  (2,150,385)
                                     __________   __________   __________
                                      2,557,847    2,590,706    2,571,155
  Timber, timberlands, and
   timber deposits                      270,433      276,714      270,570
                                     __________   __________   __________
                                      2,828,280    2,867,420    2,841,725
                                     __________   __________   __________

Goodwill, net of amortization
 of $44,965, $30,995, and $37,327       491,797      444,525      501,691
Investments in equity affiliates         35,219       25,739       27,162
Other assets                            228,161      221,138      227,715
                                     __________   __________   __________
Total assets                         $4,925,023   $4,944,744   $4,966,699
                                     ==========   ==========   ==========

The accompanying notes are an integral part of these Financial Statements.

                   BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                 (expressed in thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                             June 30          December 31
                                     _______________________  ___________
                                        1999         1998         1998
                                     __________   __________  ___________
                                            (unaudited)
Current
  Short-term borrowings              $  137,511   $  214,400   $  129,512
  Current portion of long-term debt     122,965       25,241      161,473
  Accounts payable                      515,734      476,279      499,489
  Accrued liabilities
    Compensation and benefits           136,528      124,267      130,480
    Interest payable                     30,244       42,478       36,166
    Other                               197,142      179,940      172,980
                                     __________   __________   __________
                                      1,140,124    1,062,605    1,130,100
                                     __________   __________   __________
Debt
  Long-term debt, less current
   portion                            1,488,844    1,752,170    1,578,136
  Guarantee of ESOP debt                149,506      171,513      155,731
                                     __________   __________   __________
                                      1,638,350    1,923,683    1,733,867
                                     __________   __________   __________
Other
  Deferred income taxes                 276,748      210,285      255,660
  Other long-term liabilities           253,554      224,364      301,920
                                     __________   __________   __________
                                        530,302      434,649      557,580
                                     __________   __________   __________
Minority interest                       123,802      112,781      116,753
                                     __________   __________   __________
Shareholders' equity
  Preferred stock -- no par value;
   10,000,000 shares authorized;
   Series D ESOP: $.01 stated
   value; 5,150,740; 5,485,292; and
   5,356,648 shares outstanding         231,783      246,838      241,049
  Deferred ESOP benefit                (149,506)    (171,513)    (155,731)
  Common stock -- $2.50 par value;
   200,000,000 shares authorized;
   56,851,188; 56,329,030; and
   56,338,426 shares outstanding        142,128      140,823      140,846
  Additional paid-in capital            437,120      420,556      420,890
  Retained earnings                     846,288      781,697      788,918
  Accumulated other comprehensive
   income (loss)                        (15,368)      (7,375)      (7,573)
                                     __________   __________   __________
Total shareholders' equity            1,492,445    1,411,026    1,428,399
                                     __________   __________   __________
Total liabilities and shareholders'
 equity                              $4,925,023   $4,944,744   $4,966,699
                                     ==========   ==========   ==========

The accompanying notes are an integral part of these Financial Statements.

                    BOISE CASCADE CORPORATION AND SUBSIDIARIES
                             STATEMENTS OF CASH FLOWS
                             (expressed in thousands)

                                                       Six Months Ended
                                                            June 30
                                                   ________________________
                                                     1999           1998
                                                   _________      _________
                                                          (unaudited)
Cash provided by (used for) operations
  Net income (loss)                                $  77,905      $ (72,990)
  Cumulative effect of accounting change, net of
   income tax                                            -            8,590
  Items in net income (loss) not using
   (providing) cash
    Equity in net (income) loss of affiliates         (3,958)         5,350
    Depreciation, amortization, and cost of
     company timber harvested                        140,477        141,390
    Deferred income tax provision (benefit)           51,102        (14,704)
    Minority interest, net of income tax               6,683          5,590
    Restructuring reserves                           (40,722)        80,903
    Other                                                (73)        (1,109)
  Receivables                                        (64,900)       (54,526)
  Inventories                                         74,341         47,721
  Accounts payable and accrued liabilities            23,578         21,991
  Current and deferred income taxes                   (1,464)       (13,015)
  Other                                               (2,109)        10,293
                                                   _________      _________
    Cash provided by operations                      260,860        165,484
                                                   _________      _________
Cash provided by (used for) investment
  Expenditures for property and equipment           (107,096)      (121,609)
  Expenditures for timber and timberlands             (1,683)        (8,275)
  Investments in equity affiliates, net                  -             (429)
  Purchases of assets                                 (6,328)        (4,042)
  Other                                              (10,001)        (4,371)
                                                   _________      _________
    Cash used for investment                        (125,108)      (138,726)
                                                   _________      _________
Cash provided by (used for) financing
  Cash dividends paid
    Common stock                                     (16,910)       (16,875)
    Preferred stock                                   (8,741)       (12,867)
                                                   _________      _________
                                                     (25,651)       (29,742)
  Short-term borrowings                                7,999        119,600
  Additions to long-term debt                         88,671        239,672
  Payments of long-term debt                        (215,743)      (218,289)
  Series F preferred stock redemption                    -         (115,033)
  Other                                                7,951            473
                                                   _________      _________
    Cash used for financing                         (136,773)        (3,319)
                                                   _________      _________
Increase (decrease) in cash and cash equivalents      (1,021)        23,439
Balance at beginning of the year                      74,368         63,586
                                                   _________      _________
Balance at June 30                                 $  73,347      $  87,025
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

     The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included. The net income (loss) for the three and six months ended June 30, 1999 and 1998, necessarily involved estimates and accruals. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2) NET INCOME (LOSS) PER COMMON SHARE. Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by applicable shares outstanding. For the three and six months ended June 30, 1998, the computation of diluted net loss per share was antidilutive; therefore, amounts reported for basic and diluted loss were the same.

                                         Three Months Ended   Six Months Ended
                                               June 30            June 30
                                         __________________  __________________
                                            1999      1998      1999      1998
                                         ________  ________  ________  ________
                                                (expressed in thousands)
     Basic
     Net income (loss) as reported,
      before cumulative effect of
      accounting change                 $ 59,052  $(63,950) $ 77,905  $(64,400)
       Preferred dividends(a)             (3,365)   (3,518)   (6,855)   (8,579)
       Excess of Series F Preferred
        Stock redemption price over
        carrying value(b)                    -         -         -      (3,958)
                                        ________  ________  ________  ________
     Basic income (loss) before
      cumulative effect of
      accounting change                   55,687   (67,468)   71,050   (76,937)
     Cumulative effect of accounting
      change, net of income tax              -         -         -      (8,590)
                                        ________  ________  ________  ________
       Basic income (loss)              $ 55,687  $(67,468) $ 71,050  $(85,527)
                                        ========  ========  ========  ========
     Average shares outstanding used
      to determine basic income
      (loss) per common share             56,600    56,316    56,485    56,279
                                        ========  ========  ========  ========
     Diluted
     Basic income (loss) before
      cumulative effect of
      accounting change                 $ 55,687  $(67,468) $ 71,050  $(76,937)
       Preferred dividends
        eliminated                         3,365       -       6,855       -
       Supplemental ESOP
        contribution                      (2,877)      -      (5,860)      -
                                        ________  ________  ________  ________
     Diluted income (loss) before
      cumulative effect of
      accounting change                   56,175   (67,468)   72,045   (76,937)
     Cumulative effect of accounting
      change, net of income tax              -         -         -      (8,590)
                                        ________  ________  ________  ________
     Diluted income (loss)              $ 56,175  $(67,468) $ 72,045  $(85,527)
                                        ========  ========  ========  ========
     Average shares outstanding used
      to determine basic income
      (loss) per common share             56,600    56,316    56,485    56,279
       Stock options and other               543       -         395       -
       Series D conversion preferred
        stock                              4,171       -       4,223       -
                                        ________  ________  ________  ________
     Average shares used to
      determine diluted income
      (loss) per common share             61,314    56,316    61,103    56,279
                                        ========  ========  ========  ========

     (a) Dividend attributable to the company's Series D convertible preferred stock held by the company's ESOP (Employee Stock Ownership Plan) is net of a tax benefit.

     (b) Six months ended June 30, 1998, included a negative seven cents related to the redemption of the Series F preferred stock. The loss used in the calculation of loss per share was increased by the excess of the amount paid to redeem the preferred stock over its carrying value.

(3) COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) for the periods include the following:

                                    Three Months Ended     Six Months Ended
                                          June 30              June 30
                                    ___________________   ___________________
                                      1999       1998       1999       1998
                                    ________   ________   ________   ________
                                             (expressed in thousands)

     Net income (loss)              $ 59,052   $(63,950)  $ 77,905   $(72,990)
     Other comprehensive
      income (loss)
       Cumulative foreign
        currency translation
        adjustment, net of
        income taxes                    (868)      (480)    (7,796)     1,235
                                    ________   ________   ________   ________
     Comprehensive income (loss),
      net of income taxes           $ 58,184   $(64,430)  $ 70,109   $(71,755)
                                    ========   ========   ========   ========

(4) RECEIVABLES. In late September 1998, we sold fractional ownership interests in a defined pool of trade accounts receivable. At June 30, 1999, and December 31, 1998, $100.0 million and $79.0 million of sold accounts receivable were excluded from receivables in the accompanying balance sheets. The portion of fractional ownership interest retained by us is included in accounts receivable in the balance sheets. The increase in sold accounts receivable over the amount at December 31, 1998, also represents an increase in cash provided by operations for the six months ended June 30, 1999. This program represents a revolving sale of receivables committed to by the purchasers for 364 days and is subject to renewal. Costs related to the program are included in "Other (income) expense, net" in the Statements of Income
     (Loss). Under the accounts receivable sale agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables, and the historical performance of the receivables we sell.

(5) DEFERRED SOFTWARE COSTS. We defer certain software costs that benefit future years. These costs are amortized on the straight-line method over the expected useful life of the software. "Other assets" in the balance sheets include deferred software costs of $50.1 million, $34.5 million, and $47.1 million at June 30, 1999 and 1998, and December 31, 1998.

     AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," became effective beginning in 1999. We account for software costs in accordance with this statement. The implementation of this statement had no financial statement impact on us.

(6)  INVENTORIES.  Inventories include the following:

                                                  June 30        December 31
                                             __________________  ___________
                                               1999      1998       1998
                                             ________  ________  ___________
                                                (expressed in thousands)

      Finished goods and work in process     $436,753  $454,363    $456,577
      Logs                                     40,299    60,610      87,688
      Other raw materials and supplies        138,535   149,858     145,319
      LIFO reserve                            (63,296)  (78,073)    (64,366)
                                             ________  ________    ________
                                             $552,291  $586,758    $625,218
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

(8) INCOME TAXES. We used an estimated annual tax provision rate of 41.5% for the three and six months ended June 30, 1999. Our estimated annual tax benefit rate was 15% for the six months ended June 30, 1998, and our actual 1998 benefit rate was 12.5%. Excluding nonroutine items in 1998, the annual tax provision rate would have been 44%. Our tax rate is subject to fluctuations due primarily to the sensitivity of the rate to low income levels, the impact of nonroutine items, and the mix of income sources.

     For the three and six months ended June 30, 1999, we paid income taxes, net of refunds received, of $1.8 million and $7.3 million. We paid $6.6 million and $9.1 million for the same periods in 1998.

(9) DEBT. At June 30, 1999, we had a revolving credit agreement with a group of banks that permits us to borrow as much as $600.0 million at variable interest rates based on customary indices. This agreement expires in June 2002. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. Under this agreement, the payment of dividends is dependent upon the existence of and the amount of net worth in excess of the defined minimum. Our net worth at June 30, 1999, exceeded the defined minimum by $150.0 million. At June 30, 1999, there were $140.0 million of borrowings outstanding under this agreement.

     Our majority-owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), has a $450.0 million revolving credit agreement with a group of banks that expires in June 2001 and provides variable interest rates based on customary indices. The BCOP revolving credit facility contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. BCOP may, subject to the covenants contained in the credit agreement and to market conditions, raise additional funds through the agreement and through other external debt or equity financings in the future. Borrowings under BCOP's agreement were $125.0 million at June 30, 1999.

     In October 1998, we entered into an interest rate swap with a notional amount of $75.0 million and an effective fixed rate of 5.1% with respect to $75.0 million of our revolving credit agreement borrowings. BCOP also entered into an interest rate swap with a notional amount of $25.0 million and an effective fixed interest rate of 5.0% with respect to $25.0 million of their revolving credit agreement borrowings. Both swaps expire in 2000. We are exposed to credit-related gains or losses in the event of nonperformance by counterparties to these swaps; however, we do not expect any counterparties to fail to meet their obligations.

     Also at June 30, 1999, we had $77.1 million of short-term borrowings outstanding and BCOP had $60.4 million of short-term borrowings outstanding. At June 30, 1998, we had $132.2 million short-term borrowings outstanding, while BCOP had $82.2 million of short-term borrowings outstanding. The maximum amount of short-term borrowings outstanding during the six months ended June 30, 1999 and 1998, was $293.3 million and $275.3 million. The average amount of short-term borrowings outstanding during the six months ended June 30, 1999 and 1998, was $167.8 million and $214.9 million. The average interest rate for these borrowings was 5.4% for 1999 and 5.9% for 1998.

     At June 30, 1999, we had $430.0 million and BCOP had $150.0 million of unused borrowing capacity registered with the Securities and Exchange Commission for additional debt securities.

     In March 1999, we filed a registration statement covering
     $300.0 million in universal shelf capacity with the Securities and Exchange Commission. This filing is still under review by the Securities and Exchange Commission. Once approved, we may issue debt and/or equity securities in one or more offerings.

     Cash payments for interest, net of interest capitalized, were $37.1 million and $77.7 million for the three and six months ended June 30, 1999, and $33.9 million and $77.6 million for the three and six months ended June 30, 1998.

(10) BOISE CASCADE OFFICE PRODUCTS CORPORATION. During the first six months of 1999, BCOP completed one acquisition, and during the first six months of 1998, BCOP completed two acquisitions, all of which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to our results of operations or our financial position. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in our operations subsequent to the dates of acquisition.

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

     If the 1999 acquisition had occurred on January 1, 1999, and if the 1999 and 1998 acquisitions had occurred on January 1, 1998, there would be no significant pro forma change in the results of operations for the first six months of 1999 and 1998. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have occurred if the acquisitions had taken place on the dates assumed.

(11) NEW ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement is effective for fiscal years beginning after June 15, 2000. We plan to adopt this statement in the first quarter of 2001. We are in the process of reviewing this new standard. Adoption of this statement is not expected to have a significant impact on our results of operations or financial position.

(12) RESTRUCTURING ACTIVITIES. Late in the second quarter of 1998, we adopted a plan to restructure our wood products manufacturing business and announced the permanent closure of four facilities, including sawmills in Elgin, Oregon; Horseshoe Bend, Idaho; and Fisher,
     Louisiana; and a plywood plant in Yakima, Washington.  Second quarter
     1998 results were negatively impacted by $61.9 million for this restructuring charge. We closed the sawmills in Horseshoe Bend and Fisher in 1998. In late May 1999, we decided to indefinitely continue operations at the Elgin and Yakima mills. This decision was based on recent changes in wood supply and costs, product prices, improved plant operations, and the impact of a fire at our Elgin plywood plant in May 1999. As a result of this decision, in the second quarter of 1999, our building products segment reversed previously recorded restructuring charges totaling $35.5 million. Of this amount, $23.5 million reflected the reversal of restructuring accruals as shown in the table that follows and $12.0 million related to the restoration of the net book value of these two facilities. This adjustment is recorded in "Other (income) expense, net" in the accompanying Statements of Income
     (Loss). The two closed plants had sales of $12.5 million and $22.9 million for the three and six months ended June 30, 1998.

     Operating losses for the three and six months ended June 30, 1998, totaled $2.4 million and $4.3 million.

     Restructuring activities related to these second quarter 1998 charges through June 30, 1999, are as follows:

                                   Asset       Employee-   Other
                                   Write-      Related     Exit
                                   Downs       Costs       Costs       Total
                                   ________    ________    ________    ________
                                             (expressed in thousands)

     1998 expense recorded         $ 27,200    $ 14,000    $ 20,700    $ 61,900
     Assets written down            (27,200)        -           -       (27,200)
     Pension liability recorded         -        (1,300)        -        (1,300)
     Reserves credited to income        -        (7,300)    (16,200)    (23,500)
     Charges against reserve            -        (4,800)     (2,300)     (7,100)
                                   ________    ________    ________    ________
     Restructuring reserve at
       June 30, 1999               $    -      $    600    $  2,200    $  2,800
                                   ========    ========    ========    ========

     Charges against the reserve for other exit costs were primarily for the write-down of contracts to their realizable values and a small charge for tear-down costs.

     Also in the second quarter of 1998, our paper and paper products segment recorded a pretax charge of $19.0 million related to the revaluation of paper-related assets. Included in the revaluation was the $8.0 million write-down to zero of our investment in a now terminated joint venture in China that produced carbonless paper. Also written down by approximately $5.0 million were the fixed assets of a small corrugating facility that was sold in March 1999 for its approximate remaining book value. We also wrote off $6.0 million in an investment in a bankrupt recycling joint venture and miscellaneous equipment that had no future value.

     In the fourth quarter of 1998, we announced a company-wide cost-reduction initiative and the restructuring of certain operations. Specific actions included the elimination of job positions in our manufacturing businesses and Boise headquarters through a combination of early retirements, layoffs, and attrition and the closure of our paper research and development facility in Portland, Oregon. BCOP announced the closure of eight facilities in the United Kingdom and the integration of selected functions of the operations with their other United Kingdom operations. These BCOP closures were expected to be completed during the first half of 1999 resulting in work force reductions of approximately 140 employees. BCOP also dissolved an unprofitable joint venture in Germany at a cost of about $4.0 million which was paid in 1998.

     During the second quarter of 1999, BCOP revised the amount of a restructuring reserve established in the fourth quarter of 1998, for their United Kingdom operations. The restructuring program was less costly than originally anticipated due to lower professional fees, a sublease of one of the facilities, a decision to retain a small printing portion of the business, and fewer terminations of employees. As a result, BCOP recorded an increase to operating income of approximately $4.0 million in the second quarter of 1999. The increase to income included
     $0.5 million for reduced employee-related costs and $3.5 million for other exit costs including lower lease costs and lower-than-expected inventory write-downs. The adjustment related to inventory of about
     $0.8 million is included in "Materials, labor, and other operating expenses" in the accompanying Statements of Income (Loss). The other adjustments are included in "Other (income) expense, net."

     Our paper and paper products segment also adjusted reserves recorded in fourth quarter 1998 for the elimination of job positions and the closure of our research and development facility in Portland, Oregon, to reflect our actual experience. These adjustments increased this segment's second quarter income by $1.2 million. These adjustments are also reflected in "Other (income) expense, net" in the Statements of Income (Loss). The following table shows that only $0.1 million of this adjustment reduced our restructuring liability reserve account. The balance of the adjustment was reflected as additional expense and pension liability of $1.1 million offset by gains of $2.2 million from the sale of the research and development building and equipment.

     Restructuring activities related to these fourth quarter 1998 charges through June 30, 1999, are as follows:

                                    Asset      Employee-  Other
                                    Write-     Related    Exit
                                    Downs      Costs      Costs      Total
                                    _______    _______    _______    _______
                                             (expressed in thousands)

     OFFICE PRODUCTS
     1998 expense recorded          $   300    $ 1,400    $ 9,400    $11,100
     Assets written down               (300)       -          -         (300)
     Reserves credited to income        -         (500)    (3,500)    (4,000)
     Charges against reserve            -         (800)    (4,300)    (5,100)
                                    _______    _______    _______    _______
     Restructuring reserve at
       June 30, 1999                $   -      $   100    $ 1,600    $ 1,700
                                    =======    =======    =======    =======

     BUILDING PRODUCTS
     1998 expense recorded          $   -      $ 2,800    $   -      $ 2,800
     Pension liability recorded         -       (2,200)       -       (2,200)
     Charges against reserve            -          -          -          -
                                    _______    _______    _______    _______
     Restructuring reserve at
       June 30, 1999                $   -      $   600    $   -      $   600
                                    =======    =======    =======    =======

     PAPER AND PAPER PRODUCTS
     1998 expense recorded          $ 7,200    $11,300    $   -      $18,500
     Assets written down             (7,200)       -          -       (7,200)
     Pension liability recorded         -       (4,500)       -       (4,500)
     Reserves credited to income        -         (100)       -         (100)
     Charges against reserve            -       (3,300)       -       (3,300)
                                    _______    _______    _______    _______
     Restructuring reserve at
       June 30, 1999                $   -      $ 3,400    $   -      $ 3,400
                                    =======    =======    =======    =======

     CORPORATE AND OTHER
     1998 expense recorded          $   -      $ 9,600    $   400    $10,000
     Pension liability recorded         -       (7,600)       -       (7,600)
     Reclass from other accounts        -          500        -          500
     Charges against reserve            -       (1,600)      (100)    (1,700)
                                    _______    _______    _______    _______
     Restructuring reserve at
       June 30, 1999                $   -      $   900    $   300    $ 1,200
                                    =======    =======    =======    =======

     In office products, charges against the reserve in other exit costs included $4.0 million of payments to dissolve the joint venture in Germany.

     The estimated number of employees impacted by the 1998 restructuring activities described above and the number who have left the company as of June 30, 1999, are as follows:

                                     Employees To Be
                                       Terminated           Employees
                                  _____________________     Terminated
                                  Original     Revised      Through
                                  Estimate     Estimate     June 30, 1999
                                  ________     ________     _____________
     Second Quarter 1998
       Building products             494          182           182

     Fourth Quarter 1998
       Office products               140          100            90
       Building products              40           40            19
       Paper and paper products      212          212           134
       Corporate and other            92           92            49
                                    ____         ____          ____
       Total                         978          626           474
                                    ====         ====          ====

     In addition to the employees discussed above, we have eliminated approximately another 100 positions by not filling already vacant positions or through normal attrition. No reserves were established related to these job eliminations.

     The impact of the restructuring charge adjustments described above increased net income $24.6 million and basic and diluted income per share $0.43 and $0.40 for the three and six months ended June 30, 1999.

     Second quarter 1998 results were negatively impacted by the $61.9 million restructuring charge in the building products segment described above and a $19.0 million charge in the paper and paper products segment for the revaluation of paper-related assets. These charges reduced net income $65.2 million or $1.16 per basic and diluted share for the three and six months ended June 30, 1998.

(13) SEGMENT INFORMATION. We have had no differences from our last annual report in our basis of segmentation or in our basis of measurement of segment profit or loss. An analysis of our operations by segment is as follows. For a discussion of nonroutine items impacting our segments, see Note 12, Restructuring Activities.

                                                                      Income
                                                                      (Loss)
                                                                      Before
                                                                      Taxes,
                                                                      Minority
                                                                      Interest,
                                                                      and Cumu-
                                                 Sales                lative
                                     ______________________________   Effect of
                                                Inter-                Accounting
                                     Trade      Segment    Total      Change(a)
     Three Months Ended              ________   _______    ________   __________
     June 30, 1999                            (expressed in millions)
       Office products               $  801.4   $     .2   $  801.6   $   37.0
       Building products                533.4        9.2      542.6       98.2
       Paper and paper products         334.5       86.5      421.0       17.7
       Corporate and other                8.7       12.7       21.4      (11.6)
                                     ________   ________   ________   ________
         Total                        1,678.0      108.6    1,786.6      141.3
       Intersegment eliminations        -         (108.6)    (108.6)      -
       Interest expense                 -          -          -          (34.6)
                                     ________   ________   ________   ________
         Consolidated Totals         $1,678.0   $  -       $1,678.0   $  106.7
                                     ========   ========   ========   ========
     Three Months Ended
     June 30, 1998
       Office products               $  732.6   $     .3   $  732.9   $   30.3
       Building products                439.1       10.1      449.2      (53.5)
       Paper and paper products         360.2       95.2      455.4       (1.6)
       Corporate and other                6.6       14.5       21.1       (8.1)
                                     ________   ________   ________   ________
         Total                        1,538.5      120.1    1,658.6      (32.9)
       Intersegment eliminations        -         (120.1)    (120.1)      -
       Interest expense                 -          -          -          (40.9)
                                     ________   ________   ________   ________
         Consolidated Totals         $1,538.5   $  -       $1,538.5   $  (73.8)
                                     ========   ========   ========   ========
     Six Months Ended
     June 30, 1999
       Office products               $1,649.7   $     .2   $1,649.9   $   75.7
       Building products                969.9       16.2      986.1      138.5
       Paper and paper products         654.4      166.0      820.4       22.5
       Corporate and other               15.2       26.9       42.1      (20.3)
                                     ________   ________   ________   ________
         Total                        3,289.2      209.3    3,498.5      216.4
       Intersegment eliminations        -         (209.3)    (209.3)      -
       Interest expense                 -          -          -          (71.8)
                                     ________   ________   ________   ________
         Consolidated Totals         $3,289.2   $  -       $3,289.2   $  144.6
                                     ========   ========   ========   ========

     Six Months Ended
     June 30, 1998
       Office products               $1,492.0   $     .7   $1,492.7   $   66.8
       Building products                797.2       20.6      817.8      (53.7)
       Paper and paper products         727.3      186.4      913.7       19.0
       Corporate and other               11.5       29.5       41.0      (20.3)
                                     ________   ________   ________   ________
         Total                        3,028.0      237.2    3,265.2       11.8
       Intersegment eliminations        -         (237.2)    (237.2)      -
       Interest expense                 -          -          -          (81.0)
                                     ________   ________   ________   ________
         Consolidated Totals         $3,028.0   $  -       $3,028.0   $  (69.2)
                                     ========   ========   ========   ========

     (a) Interest income has been allocated to our segments in the amounts of approximately $0.6 million and $1.2 million for the three and six months ended June 30, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                               Three Months Ended      Six Months Ended
                                    June 30                 June 30
                             _____________________   _____________________
                               1999         1998       1999         1998
                             ________     ________   ________     ________
                                        (expressed in millions)

Sales                        $1,678.0     $1,538.5   $3,289.2     $3,028.0
Net income (loss)            $   59.1     $  (64.0)  $   77.9     $  (73.0)
Net income (loss) per
 diluted share               $   0.92     $  (1.20)  $   1.18     $  (1.52)
Net income (loss) before
 nonroutine items            $   34.4     $    1.2   $   53.3     $    0.8
Net income (loss) per
 diluted share before
 nonroutine items            $   0.52     $  (0.04)  $   0.78     $  (0.14)
                                           (percent of sales)
Materials, labor, and other
 operating expenses             76.9%        79.3%      77.3%        79.0%
Selling and distribution
 expenses                       11.0%        10.4%      11.2%        10.6%
General and administrative
 expenses                        2.0%         2.4%       1.9%         2.4%

The results for the three and six months ended June 30, 1999, included $24.6 million, or 43 cents, and 40 cents per basic and diluted share for the reversal of restructuring reserves established in 1998. The results for the three and six months ended June 30, 1998, included a charge of $65.2 million, or $1.16 per basic and diluted share for restructuring charges in the building products segment and the revaluation of paper-related assets in the paper and paper products segment. See Note 12 in the Notes to Quarterly Financial Statements for additional information on our restructuring activities. See also the discussion by segment in this MD&A.

The improvement in materials, labor, and other operating expenses as a percent of sales is primarily due to the increased sales prices which increase sales without a corresponding increase in costs, and reduced wood and conversion costs in our building products segment. The higher percentage in selling and distribution expenses is due primarily to the increasing office products sales which have higher associated selling and distribution costs. General and administrative expenses have decreased as a percentage of sales due in part to our cost reduction efforts as well as leveraging fixed costs over higher sales.

The following table shows the estimated increase in 1999 operating income compared with the same periods in 1998 as a result of our restructurings and other cost saving initiatives.

                                         Three Months Ended   Six Months Ended
                                            June 30, 1999       June 30, 1999
                                         __________________   _________________
                                          Cash      Noncash    Cash     Noncash
                                         _______    _______   _______   _______
                                                 (expressed in millions)
Office products
  Improved operating results over 1998
   for restructured European locations   $    -     $   0.9   $    -    $   2.2
Building products
  1998 operating losses for closed
   locations                                 1.8        0.6       3.3       1.0
  Cost savings                               1.0         -        1.0        -
Paper and paper products
  Cost savings                              11.6        0.4      20.3       0.7
Corporate and other
  Cost savings                               2.0         -        3.0        -
                                         _______    _______   _______   _______
Total                                    $  16.4    $   1.9   $  27.6   $   3.9
                                         =======    =======   =======   =======

As of January 1, 1998, we adopted the provisions of a new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement required the write-off of previously capitalized preoperating costs, which resulted in an after-tax charge of $8.6 million, or 15 cents per basic and diluted share for the six months ended June 30, 1998. Also included in the six months ended June 30, 1998, earnings per share is a negative seven cents per basic and diluted share related to the redemption of our Series F preferred stock.

Interest expense was $34.6 million in the second quarter of 1999, compared with $40.9 million in the same period last year. Interest expense was $71.8 million for the first six months of 1999, compared with $81.0 million in the same period last year. The decreases were due primarily to lower debt levels.

We used an estimated annual tax provision rate of 41.5% for the three and six months ended June 30, 1999. Our estimated annual tax benefit rate was 15% for the six months ended June 30, 1998, and our actual 1998 benefit rate was 12.5%. Excluding nonroutine items in 1998, the annual tax provision rate would have been 44%. Our tax rate is subject to fluctuations due primarily to the sensitivity of the rate to low income levels, the impact of nonroutine items, and the mix of income sources.

Office Products Distribution

                               Three Months Ended      Six Months Ended
                                    June 30                June 30
                             _____________________   _____________________
                               1999         1998       1999         1998
                             ________     ________   ________     ________
                                        (expressed in millions)

Sales                        $  801.6     $  732.9   $1,649.9     $1,492.7
Segment income               $   37.0     $   30.3   $   75.7     $   66.8
Segment income before
 nonroutine items            $   33.0     $   30.3   $   71.7     $   66.8
                                            (percent of sales)
Gross profit                     26.6%        25.7%      26.2%        25.7%
Operating expenses               22.0%        21.6%      21.6%        21.2%
Operating expenses before
 nonroutine items                22.4%        21.6%      21.8%        21.2%
Operating profit                  4.6%         4.1%       4.6%         4.5%
Operating profit before
 nonroutine items                 4.1%         4.1%       4.3%         4.5%

During the second quarter of 1999, BCOP revised the amount of a restructuring reserve for their United Kingdom operations. The restructuring program was less costly than originally anticipated due to lower professional fees, a sublease of one of the facilities, a decision to retain a small printing portion of the business, and fewer terminations of employees. As a result, they recorded an increase to operating income of approximately $4.0 million in the second quarter of 1999. The increase to income included $0.5 million for reduced employee-related costs and $3.5 million for other exit costs including lower lease costs and lower-than-expected inventory write-downs of about $0.8 million.

The growth in sales resulted primarily from same-location sales growth. Same-location sales increased 7% in the second quarter of 1999 and for the six months ended June 30, 1999, compared with the same periods in 1998. Excluding the negative impact of paper price changes and foreign currency changes, same-location sales increased 8% and 9% for the three and six months ended June 30, 1999, compared with the same periods in 1998.

Gross profit increased in the second quarter and for the first six months of 1999 primarily because of higher margins in many of BCOP's businesses, particularly in BCOP's domestic operations. BCOP's higher margins were primarily the result of lower procurement costs. The increase in operating expenses resulted, in part, from higher payroll and benefits as a percent of sales, increased investment in growth initiatives, and start-up operating costs associated with BCOP's Casper, Wyoming, customer service center. The improvement in operations from the restructuring shown in the table in this section was primarily due to the elimination of losses from the disposed of German joint venture.

Building Products

                               Three Months Ended      Six Months Ended
                                    June 30                June 30
                             _____________________   _____________________
                               1999         1998       1999         1998
                             ________     ________   ________     ________
                                        (expressed in millions)

Sales                        $  542.6     $  449.2   $  986.1     $  817.8
Segment income (loss)        $   98.2     $  (53.5)  $  138.5     $  (53.7)
Segment income before
 nonroutine items            $   62.6     $    8.4   $  102.9     $    8.2

Late in the second quarter of 1998, we adopted a plan to restructure our wood products manufacturing business by permanently closing four facilities, including sawmills in Elgin, Oregon; Horseshoe Bend, Idaho; and Fisher, Louisiana; and a plywood plant in Yakima, Washington. Second quarter 1998 results were negatively impacted by $61.9 million for this restructuring charge. We closed the sawmills in Horseshoe Bend and Fisher in 1998. In late May 1999, we decided to indefinitely continue operations at the Elgin and Yakima mills. This decision was based on recent changes in wood supply and costs, product prices, improved plant operations, and the impact of a fire at our Elgin plywood plant in May 1999. As a result of this decision, in the second quarter of 1999, our building products segment reversed previously recorded restructuring charges totaling
$35.5 million.

Excluding nonroutine items, the increase in results for the three and six months ended June 30, 1999, is due to improved sales prices, very strong structural panel markets, increases in engineered wood products sales, significant sales growth in building materials distribution, an improved product mix through a reduction in commodity lumber volume, and stable log costs. The increase in operating income was also due to lower wood and conversion costs and our restructuring activities. (See table in this section showing the estimated increase in 1999 operating income compared with the same periods in 1998 as a result of our restructurings and other cost saving initiatives.) The increase in distribution sales was due both to higher prices and increased market share. The tables below present our sales volumes and prices for selected products.

                                     Three Months Ended     Six Months Ended
                                           June 30              June 30
                                     ___________________   ___________________
                                       1999       1998       1999       1998
                                     ________   ________   ________   ________
Sales Volumes
  Plywood (1,000 sq. ft. 3/8" basis)  380,999    485,931    779,557    946,608
  OSB (1,000 sq. ft. 3/8" basis)(a)    96,070     76,661    187,447    165,282
  Lumber (1,000 board ft.)            134,685    156,786    257,451    298,141
  LVL (100 cubic ft.)                  14,234     10,183     26,982     17,263
  I-joists (1000 equivalent
   lineal ft.)                         37,242     31,163     66,743     48,790
  Particleboard (1,000 sq. ft.
   3/4" basis)                         49,957     50,677     96,452     98,703
  Building materials distribution
   (millions of sales dollars)       $  305.6   $  228.2   $  529.8   $  395.9

(a)  Includes 100% of the sales of Voyageur Panel, of which we own 47%.

Average Net Selling Prices
  Plywood (per 1,000 sq. ft. 3/8"
   basis)                            $    288   $    229   $    277   $    228
  OSB (per 1,000 sq. ft. 3/8" basis)      217        149        187        134
  Lumber (per 1,000 board ft.)            521        468        512        478
  LVL (per 100 cubic ft.)               1,603      1,590      1,593      1,592
  I-joists (per 1,000 equivalent
   lineal ft.)                          1,007        991      1,001        990

In May 1999, a fire damaged our Elgin plywood plant. The plant is being rebuilt and is expected to be operating by the end of the year. After paying a $1.5 million deductible which was recorded in corporate and other, the loss is fully insured, including coverage for business interruption losses. This fire and a fire at our Medford plywood plant in September 1998 caused the decrease between periods in plywood sales volume. However, because of the business interruption insurance, there has not been a corresponding decrease in operating income. The Medford plant is being rebuilt and will come on line in the second half of 1999.

Paper and Paper Products

                               Three Months Ended      Six Months Ended
                                    June 30                June 30
                             _____________________   _____________________
                               1999         1998       1999         1998
                             ________     ________   ________     ________
                                        (expressed in millions)

Sales                        $  421.0     $  455.4   $  820.4     $  913.7
Segment income               $   17.7     $   (1.6)  $   22.5     $   19.0
Segment income before
 nonroutine items            $   16.5     $   17.4   $   21.3     $   38.0

Our paper and paper products segment also adjusted reserves recorded in fourth quarter 1998 for the elimination of job positions and the closure of our research and development facility in Portland, Oregon, to reflect our actual experience. These adjustments increased this segment's second quarter and year-to-date income $1.2 million. Second quarter 1998 results were negatively impacted by a $19.0 million charge for the revaluation of paper-related assets.

Excluding the nonroutine items, performance decreased only modestly despite lower average paper prices for all of our paper grades. The lower paper prices were offset by a modest growth in unit sales volume in the second quarter, and for the year we have continued to reduce our unit costs.
Paper segment manufacturing costs per ton in the second quarter of 1999 were 5% lower than in the comparison quarter and 6% lower than in the prior year. The decrease was due to lower fiber costs and our cost reduction efforts. (See table in this section showing the estimated increase in 1999 operating income compared with the same periods in 1998 as a result of our restructurings and other cost saving initiatives.)

The tables below present our sales volumes and prices for our selected paper grades.

                              Three Months Ended       Six Months Ended
                                    June 30                June 30
                             _____________________   _____________________
                               1999         1998       1999         1998
                             ________     ________   ________     ________
Sales Volumes
(1,000s of short tons)
  Uncoated free sheet             354          351        700          704
  Containerboard                  164          154        317          315
  Newsprint                       108          106        203          210
  Market pulp                      35           40         75           74
                             ________     ________   ________     ________
    Total                         661          651      1,295        1,303
                             ========     ========   ========     ========

Average Net Selling Prices
Per Short Ton
  Uncoated free sheet        $    674     $    725   $    666     $    736
  Containerboard                  326          329        306          332
  Newsprint                       402          500        432          495
  Market pulp                     360          376        339          365

FINANCIAL CONDITION AND LIQUIDITY

Operating Activities. Cash provided by operations was $260.9 million for the first six months of 1999, compared with $165.5 million for the same period in 1998. The increase in 1999 was due to improved operating results and cash provided by working capital items. In September 1998, we sold fractional ownership interests in a defined pool of trade accounts receivable. At June 30, 1999, $100 million of the sold accounts receivable were excluded from receivables in the balance sheet. This is an increase of $21.0 million from the December 31, 1998, balance of $79.0 million.
This increase represents an increase in cash provided by operations. Our working capital ratio was 1.18:1 at June 30, 1999, compared with 1.30:1 at June 30, 1998. Our working capital ratio was 1.21:1 at December 31, 1998.

Investing Activities. Cash used for investment was $125.1 million and $138.7 million for the first six months of 1999 and 1998. Cash expenditures for property and equipment and timber and timberlands totaled $108.8 million and $129.9 million for the first six months of 1999 and 1998. This reduction reflects our focus on reducing our overall level of capital spending. Cash purchases of assets, primarily due to BCOP's expansion program, totaled $6.3 million for the first six months of 1999 and $4.0 million for the first six months of 1998.

Financing Activities. Cash used for financing was $136.8 million and $3.3 million for the first six months of 1999 and 1998. Dividend payments totaled $25.7 million and $29.7 million for the first six months of 1999 and 1998. The decrease is due to the redemption of our Series F preferred stock in February 1998. In both years, our quarterly dividend was 15 cents per common share. For the first six months of 1999, short-term borrowings, primarily notes payable and commercial paper, increased $8.0 million compared with an increase of $119.6 million for the first six months of 1998. The increase in short-term borrowings in the first six months of 1998 was used to fund the redemption of the Series F preferred stock for $115 million in cash. Long-term debt decreased $127.1 million in the first six months of 1999 and increased $21.4 million in the first six months of 1998. In February 1999, we redeemed our $100.0 million, 9.875% notes.

At June 30, 1999 and 1998, we had $1.9 billion and $2.2 billion of debt outstanding. At December 31, 1998, we had $2.0 billion of debt outstanding. Our debt-to-equity ratio was 1.27:1 and 1.53:1 at June 30, 1999 and 1998. Our debt-to-equity ratio was 1.42:1 at December 31, 1998.

Our debt and debt-to-equity ratio include the guarantee by the company of the remaining $149.5 million of debt incurred by the trustee of our leveraged Employee Stock Ownership Plan. While that guarantee has a negative impact on our debt-to-equity ratio, it has virtually no effect on our cash coverage ratios or on other measures of our financial strength.

We have a revolving credit agreement with a group of banks that permits us to borrow as much as $600.0 million based on customary indices. As of June 30, 1999, borrowings under the agreement totaled $140.0 million. When the agreement expires in June 2002, any amount outstanding will be due and payable. In October 1998, we entered into an interest rate swap with a notional amount of $75.0 million that expires in 2000. This swap results in an effective fixed interest rate with respect to $75.0 million of our revolving credit agreement borrowings. The payment of dividends is dependent on the existence of and the amount of net worth in excess of the defined minimum under the agreement. As of June 30, 1999, we were in compliance with our debt covenants, and our net worth exceeded the defined minimum by $150.0 million.

BCOP has a $450.0 million revolving credit agreement with a group of banks that expires in June 2001 and provides variable interest rates based on customary indices. In October 1998, BCOP entered into an interest rate swap with a notional amount of $25.0 million that expires in 2000. This swap results in an effective fixed interest rate with respect to $25.0 million of BCOP's revolving credit agreement borrowings. As of June 30, 1999, BCOP had outstanding borrowings of $125.0 million under this agreement and was in compliance with its debt covenants.

At June 30, 1999, we had $430.0 million and BCOP had $150.0 million of unused borrowing capacity registered with the Securities and Exchange Commission.

In March 1999, we filed a registration statement covering $300.0 million in universal shelf capacity with the Securities and Exchange Commission. This filing is still under review by the Securities and Exchange Commission. Once approved, we may issue debt and/or equity securities in one or more offerings.

At June 30, 1999, we had $77.1 million of short-term borrowings outstanding, and BCOP had $60.4 million of short-term borrowings outstanding. At June 30, 1998, we had $132.2 million of short-term borrowings outstanding, while BCOP had $82.2 million of short-term borrowings outstanding. At December 31, 1998, we had $57.4 million of short-term borrowings outstanding, while BCOP had $72.1 million of short-term borrowings outstanding.

We expect the restructuring programs announced in 1998 to be cash flow positive in 1999. We estimate that the programs will require cash outlays before any savings of approximately $13.0 million in 1999. These expected cash payments in 1999 include $10.0 million for employee-related costs, $3.0 million for other exit costs including $2.0 million for lease and other contract terminations, and $1.0 million for tear-down and environmental costs. We spent approximately $8.0 million in the first six months of 1999, including $6.0 million for employee-related costs and $2.0 million for lease and other contract terminations. Cash requirements related to our restructuring in 2000 and beyond are expected to total
$3.0 million with most of that occurring in 2000 or early 2001. This and our other cash requirements, including those discussed in the Outlook section, will be funded through a combination of cash flows from operations, borrowings under our existing credit facilities, and issuance of new debt or equity securities.

Our results of operations are not materially effected by seasonal sales variances or inflation.

OUTLOOK

The strong results by our building products business should continue through the year, and double-digit sales growth should continue for engineered wood products this year. Office products should continue its pattern of solid growth in sales and income. Our paper business is gradually improving as the combination of our focus on reducing costs and slowly strengthening markets pays off more each quarter.

In June 1999, we agreed to acquire Furman Lumber, Inc., a privately held building supplies distributor headquartered in Billerica, Massachusetts. The 12 locations, which are located in the eastern, midwestern, and southern states, will bring us closer to our goal of achieving national coverage in the building distribution business. The Furman transaction should add approximately $600.0 million of annual sales to our business. We expect this transition to be immediately additive to earnings. The transaction should close in the third quarter of 1999, subject to approval under the Hart-Scott-Rodino Act, approval by the shareholders, and completion of definitive agreements. The expected purchase price is approximately $100.0 million including a cash payment of $30 million and assumption of debt.

Also in June 1999, we announced we have an agreement to sell 56,000 acres of timberland in central Washington to U.S. Timberlands Yakima, L.L.C., an affiliate of U.S. Timberlands Company, L.P., for about $60 million in cash. This tract represents only about 4% of our fee-owned timberland in the Northwest. This sale has been approved under the Hart-Scott-Rodino Act and is expected to close in the third quarter of 1999.

In August 1999, we made an offer to pay up to Can$33 per share for all of the shares of Le Groupe Forex Inc., the leading producer of oriented strand board (OSB) in Canada. Subsequently, Le Groupe Forex Inc. accepted a competing bid from another company. On August 13, we announced that we would not submit another bid.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. We plan to adopt this statement in the first quarter of 2001. We are in the process of reviewing this new standard. Adoption of this statement is not expected to have a significant impact on our results of operations or financial position.

TIMBER SUPPLY

In recent years, the amount of timber available for commercial harvest in the United States has declined due to environmental litigation, changes in government policy, and other factors. More constraints on available timber supply may be imposed. As a result, we cannot accurately predict future log supply. In 1998, we closed sawmills in Fisher, Louisiana, and Horseshoe Bend, Idaho, partly because of reductions in timber supply and consequent increases in timber costs. Additional curtailments or closures of our wood products manufacturing facilities are possible. We are currently able to meet our timber requirements through a combination of public and private sources and our 2.4 million acres of owned or controlled timberland.

YEAR 2000 COMPUTER ISSUE

Over the last two years, we have been replacing many of our business computer systems to realize cost savings and process improvements. These replacements, all of which are year 2000-compliant, will be completed before the year 2000. Many of the costs associated with these replacements have been and will be deferred and amortized over approximately five years. (See Note 5 in the Notes to Financial Statements.) A year 2000-compliance assessment was completed in 1998. Many of the existing systems were found to be compliant. We have begun appropriate modifications of the noncompliant systems. We expect to complete all necessary changes before year-end 1999.

We have surveyed our critical suppliers and customers to determine whether critical processes may be impacted by a lack of year 2000 compliance. Most of our critical suppliers and customers have confirmed that they are or have plans to be compliant by year-end 1999.

Incremental costs to make our systems compliant are expected to range from $10.0 million to $13.0 million. These costs are being expensed as incurred. Approximately $6.6 million had been spent through June 30, 1999.

The most reasonably likely worst-case scenario of failure by us or our suppliers or customers to be year 2000-compliant would be a temporary slowdown of manufacturing operations at one or more of our locations and a temporary inability to process orders and billings in a timely manner and to deliver products to our customers in a timely manner. We have developed or are developing contingency options in the event that critical systems or suppliers encounter unforeseen year 2000 problems. These contingency plans include alternative processes using a combination of computerized and manual systems.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates and currency rates expose the company to financial market risk. Our debt is predominantly fixed-rate. We experience only modest changes in interest expense when market interest rates change. Most foreign currency transactions have been conducted in the local currencies, limiting our exposure to changes in currency rates. Consequently, our market risk-sensitive instruments do not subject us to material market risk exposure. Changes in our debt and our continued international expansion could increase these risks. To manage volatility relating to these exposures, we may enter into various derivative transactions such as interest rate swaps, rate hedge agreements, and forward exchange contracts. Interest rate swaps and rate hedge agreements are used to hedge underlying debt obligations or anticipated transactions. For qualifying hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the swap or underlying debt. Gains and losses related to qualifying hedges of foreign currency firm commitments and anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. All other forward exchange contracts are marked to market, and unrealized gains and losses are included in current period net income. We had no material changes in market risk since December 31, 1998. We had no material exposure to losses from derivative financial instruments held at June 30, 1999. We do not use derivative financial instruments for trading purposes.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

A number of lawsuits have been filed against the company arising out of its former manufacture and sale of hardboard siding products. These lawsuits allege that siding manufactured by the company was inherently defective when used as exterior cladding for buildings. Five of these lawsuits seek certification as class actions. These actions claim that the requested class of litigants consists of owners of structures bearing hardboard siding manufactured by the company. Four of these five cases seek certification of statewide classes of plaintiffs (Illinois, Oregon, and Texas), while the fifth case seeks certification of a nationwide class of mobile home owners. To date, no court has granted class certification.
The lawsuits seek to declare the company financially responsible for the repair and replacement of the siding, to make restitution to the class members, and to award each class member compensatory and enhanced damages. The company discontinued manufacturing the hardboard siding product that is the subject of these lawsuits in 1984. We believe there are valid factual and legal defenses to these cases and will resist the certification of any class and vigorously defend all claims alleged by the plaintiffs.

Reference is made to our annual report on Form 10-K for the year ended December 31, 1998, for information concerning other legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits.

          Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

    (b)   Reports on Form 8-K.

          No Form 8-Ks were filed during the second quarter of 1999.

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

                                             BOISE CASCADE CORPORATION


    As Duly Authorized Officer and
    Chief Accounting Officer:                /s/ Tom E. Carlile
                                             __________________________
                                             Tom E. Carlile
                                             Vice President and
                                             Controller



Date:  August 13, 1999

                           BOISE CASCADE CORPORATION
                               INDEX TO EXHIBITS
                  Filed With the Quarterly Report on Form 10-Q
                     for the Quarter Ended June 30, 1999

Number        Description                                     Page Number
______        ___________                                     ___________

11            Computation of Per Share Earnings

12            Ratio of Earnings to Fixed Charges

12A           Ratio of Earnings to Combined Fixed
              Charges and Preferred Dividend Requirements

27            Financial Data Schedule