Form 10-K405/A
period 1998-12-31
BOISE CASCADE CORP
filed 1999-10-14
CIK 12978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                        F O R M  10 - K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A [x].

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

                      Documents incorporated by reference

1.	The registrant's annual report for the fiscal year ended December 31, portions of which are incorporated by reference into Parts I, and IV of this Form 10-K/A, and

2.	Portions of the registrant's proxy statement relating to its 1999 annual meeting of shareholders to be held on April 15, 1999 ("Boise Cascade's proxy statement"), are incorporated by reference into Part III of this Form 10-K/A, and

3.	The registrant's Income Statement from the fourth quarter fact book for the three months ended December 31, 1998 is incorporated by reference into Parts II and IV of this Form 10-K/A.


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

Boise Cascade Corporation is a major distributor of office products and building materials and an integrated manufacturer and distributor of paper and wood products. We are headquartered in Boise, Idaho, with domestic and international operations. We own and manage over 2 million acres of timberland in the United States. We were incorporated under the laws of Delaware in 1931 under the name Boise Payette Lumber Company of Delaware, as a successor to an Idaho corporation formed in 1913. In 1957, our name was changed to its present form.

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


We have no unusual working capital practices. We believe the management practices followed by Boise Cascade and Boise Cascade
Office Products with respect to working capital conform to common business practices in the United States.


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


Customers with more than one location are sold to under the terms of one contract (national contract). These national contracts provide consistent pricing and product offerings to multiple locations. If the customer desires, we also provide summary billings, usage reporting, and other special services. At February 26, 1999, BCOP operated 68 distribution centers. During 1998, BCOP completed acquisitions of six businesses. BCOP also operates three retail office supply stores in Hawaii and approximately 70 retail stores in Canada.


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


The following table sets forth annual practical capacities of our wood products facilities as of December 31, 1998, and 1998 production:

                                                  Number     Annual
                                                  of         Practical
                                                  Mills      Capacity(1)     Production
                                                  ______     __________      __________
                                                                     (millions)
Plywood and veneer (sq. ft.) (3/8" basis)(2)        11           1,555           1,809
Lumber (board feet)(3)                               8             520             566
Particleboard (sq. ft.) (3/4" basis)                 1             200             190
Oriented strand board (sq. ft.)(4)                   1             400             346
Laminated veneer lumber (LVL) (cubic feet)(5)        2              14             7.6

(1)	Annual practical capacity is production assuming normal
     operating shift configurations.

(2)	Number of mills and practical capacity excludes the Medford
     plywood plant which was severely damaged by fire in September 1998. A portion of the plant is being rebuilt.
     Production in 1998 includes Medford until the fire.

(3)	Number of mills and practical capacity excludes the
     Horseshoe Bend and Fisher sawmills which closed in September
     1998. Production in 1998 includes these sawmills until the closures.

(4)	In 1995, we formed a joint venture to build an oriented
     strand board (OSB) plant in Barwick, Ontario, Canada. We own 47% of the joint venture and account for it on the equity method. The 400 million square feet of annual capacity represents 100% of the production volume. The plant began production in 1997.

(5)	A portion of LVL production is used in the manufacture of
     I-joists.


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

The following table sets forth sales volumes of our manufactured wood products and sales dollars for building materials distribution business for the years indicated:

                                  1998     1997     1996     1995     1994
                                 ______   ______   ______   ______   ______
                                                   (millions)
Plywood (square feet -
  3/8" basis)                     1,815    1,836    1,873    1,865    1,894
Lumber (board feet)                 572      657      692      711      754
Particleboard (square feet -
  3/4" basis)                       190      195      195      196      194
Oriented strand board (square
  Feet-3/8" basis)(1)               347      151      -         -        -
Laminated veneer lumber
  (cubic feet)                      3.8      2.7      2.2      1.8      1.4
I-joists (eq. lineal feet)          106       82       74       61       55
Building materials distribution
  (sales dollars)                  $861   $  732   $  690   $  598   $  657


(1)	Includes 100% of the sales volume from our joint venture, of which we own 47%.

TIMBER RESOURCES

Boise Cascade owns or controls approximately 2.4 million acres of timberland in the U.S. The amount of timber we harvest each year from our timber resources, compared with the amount we purchase from outside sources, varies according to the price and supply of timber for sale on the open market and according to what we deem to be in the interest of sound management of our timberlands. During 1998, our mills processed approximately 1.0 billion board feet of sawtimber (timber used to make lumber and veneer) and 1.5 million cords of pulpwood (timber used in paper making); 35% of the sawtimber and 42% of the pulpwood were harvested from our timber resources, and the balance was acquired from various private and government sources. Approximately 67% of the 1.0 million bone-dry units (a bone-dry unit is 2,400 dry pounds) of hardwood and softwood chips consumed by our Northwest pulp and paper mills in 1998 were provided from a whole-log chipping facility, our cottonwood fiber farm, and our Northwest wood products manufacturing facilities as residuals from the processing of solid wood products. Of the 559,000 bone-dry units of residual chips used in the South, 41% were provided by our Southern wood products manufacturing facilities. Our timberlands are managed as part of our building products and paper and paper products segments. The impact of our timberlands on our results of operations is included in these segments.


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

During 1998, 50% of our timber needs were received from private sources, 11% were received from governmental sources, and 39% were provided from internal sources. During 1997, these percentages were 54%, 12%, and 34% and in 1996 were 54%, 14%, and 32%. Long-term leases generally provide Boise Cascade with timber harvesting rights and carry with them the responsibility for management of the timberlands. The average remaining life of all leases and contracts is in excess of 40 years. In addition, we have an option to purchase approximately 204,000 acres of timberland under lease and/or contract in the South. We seek to maximize the utilization of our timberlands through efficient management so that the timberlands will provide a continuous supply of wood for future needs. Site preparation, planting, fertilizing, thinning, and logging techniques are being improved through a variety of methods, including genetic research and computerization.


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


The following table sets forth annual practical capacities of our paper manufacturing locations as of December 31, 1998, and 1998 production:

                                  Number      Annual
                                  of          Practical
                                  Machines    Capacity(1)  Production
                                  ________   __________    __________
                                                      (tons)
PULP AND PAPER MILLS
Jackson, Alabama
  Uncoated free sheet                   2       500,000       436,578
DeRidder, Louisiana
  Containerboard                        1       520,000       512,501
  Newsprint                             2       435,000       430,579
International Falls, Minnesota
  Uncoated free sheet                   4       550,000       511,188
St. Helens, Oregon
  Uncoated free sheet                   3       240,000       236,310
  Market pulp                           -        95,000        88,266
Wallula, Washington
  Uncoated free sheet                   1       235,000       217,452
  Market pulp                           1       135,000       120,526
  Containerboard                        1       120,000       110,113
                                   ________   __________    __________
    Total                              15     2,830,000     2,663,513
                                   ========   ==========    ==========

ANNUAL PRACTICAL CAPACITY BY
 PRODUCT
Uncoated free sheet                           1,525,000
Containerboard                                  640,000
Newsprint                                       435,000
Market pulp                                     230,000
                                              _________
  Total                                       2,830,000
                                              =========

(1)	Annual practical capacity assumes 24-hour days, 365 days per year, except for days allotted for planned maintenance.



The following table sets forth sales volumes of paper and paper products for the years indicated:

                          1998     1997      1996      1995      1994
                         ______   ______    ______    ______    ______
                                     (thousands of tons)
Paper
Uncoated free sheet       1,403    1,314     1,167     1,177     1,271
Containerboard              624      604       563       602       595
Newsprint                   431      440       411       416       415
Market pulp                 129      161       230       217       212
Discontinued grades          -        -        260       428       447
                         ______   ______    ______    ______    ______
                          2,587    2,519     2,631     2,840     2,940

                                    (millions of square feet)

Corrugated Containers     4,182    3,568     3,201     3,114     3,237



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

ENVIRONMENTAL ISSUES

Our discussion of environmental issues is presented under the caption "Timber Supply and Environmental Issues" of the Financial Review of our 1998 Annual Report. This information is incorporated by reference. In addition, environmental issues are discussed under "Item 3. Legal Proceedings," of this Form 10-K/A.

EMPLOYEES

As of December 31, 1998, we had 23,039 employees, 5,899 of whom were covered under collective bargaining agreements. In 1998, we obtained a labor contract extension effective until 2004 for our West Coast paper employees. In April 1999, contracts covering our International Falls, Minnesota, pulp and paper mill are scheduled to expire.

IDENTIFICATION OF EXECUTIVE OFFICERS

Information with respect to our executive officers is set forth in "Item 10. Directors and Executive Officers of the Registrant" of this Form 10-K/A and is incorporated into this Part I by reference.

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

ITEM 2.   PROPERTIES

We own substantially all of our facilities other than those in our office products subsidiary. The majority of the office products facilities are rented under operating leases. Regular maintenance, renewal, and new construction programs have preserved the operating suitability and adequacy of our properties. Our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We own substantially all equipment used in our facilities. Information concerning productive capacity and the utilization of our manufacturing facilities is presented in Item 1 of this Form 10-K/A.


Following is a list of our facilities by segment as of February 26, 1999. Information concerning timber resources is presented in Item 1 of this Form 10-K/A.

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

BUILDING PRODUCTS

8 sawmills located in Alabama, Idaho, Oregon (3), and Washington
(3).


11 plywood and veneer plants located in Idaho, Louisiana (2), Oregon (6), and Washington (2). Excludes the Medford, Oregon plywood plant which was severely damaged by fire in 1998. A portion of the plant is being rebuilt.


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

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the years indicated and should be read in conjunction with the disclosures in Item 7 and Item 8 of this Form 10-K/A:



                               1998(1)   1997    1996(2)  1995(3)  1994(4)
                               ______   ______   ______   ______   ______
                                      (expressed in millions, except
                                        per-common-share amounts)
Assets
  Current assets               $1,368   $1,354   $1,355   $1,313   $  918
  Property and equipment, net   2,571    2,630    2,554    2,604    2,494
  Other                         1,032      986      802      739      882
                               ______   ______   ______   ______   ______
                               $4,971   $4,970   $4,711   $4,656   $4,294
Liabilities and
Shareholders' Equity
  Current liabilities          $1,130   $  894   $  933   $  770   $  658
  Long-term debt, less
    current portion             1,578    1,726    1,330    1,365    1,625
  Guarantee of ESOP debt          156      177      196      214      231
  Minority interest               117      105       82       68      -
  Other                           559      455      490      545      415
  Shareholders' equity          1,431    1,613    1,680    1,694    1,365
                               ______   ______   ______   ______   ______
                               $4,971   $4,970   $4,711   $4,656   $4,294

Net sales                      $6,162   $5,494   $5,108   $5,074   $4,140
Net income (loss) before
  cumulative effect of
  accounting change            $  (26)  $  (30)  $    9   $  352   $  (63)
Cumulative effect of
  accounting change, net           (8)       -        -        -        -
                               ______   ______   ______   ______   ______
Net income (loss)              $  (34)  $  (30)  $    9   $  352   $  (63)

Net income (loss) per
  common share
    Basic before cumulative
      effect of accounting
      change                   $ (.81)  $(1.19)  $ (.63)  $ 6.62   $(3.08)
    Cumulative effect of
      accounting change          (.15)       -        -        -        -
                               ______   ______   ______   ______   ______
    Basic (5)                  $ (.96)  $(1.19)  $ (.63)  $ 6.62   $(3.08)

Net income (loss) per
  common share
    Diluted before cumulative
      effect of accounting
      change                   $ (.81)  $(1.19)  $ (.63)  $ 5.39   $(3.08)
    Cumulative effect of
      accounting change          (.15)       -        -        -        -
                               ______   ______   ______   ______   ______
    Diluted(5)                 $ (.96)  $(1.19)  $ (.63)  $ 5.39   $(3.08)

Cash dividends declared
   per common share            $  .60   $  .60   $  .60   $  .60   $  .60




(1)	1998 includes a pretax charge of $37,982,000 for a company
     wide cost-reduction initiative and the restructuring of certain operations.

     1998 includes a pretax gain of $45,000,000 related to an insurance settlement for our Medford, Oregon, plywood plant which was severely damaged by fire.

     1998 includes a pretax charge of $61,900,000 for the restructuring of our wood products manufacturing business and a pretax charge of $19,000,000 for the revaluation of paper-related assets.

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

     1996 includes $9,955,000 before taxes for the write-down of paper assets.

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
		FORM 8-K

     (a) 	The following documents are filed as a part of this
          Form 10-K/A for Boise Cascade:

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

               See Index to Exhibits.


                            SIGNATURES

Pursuant to the requirements of Section 12b-15 of the Securities
Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Boise Cascade Corporation


                                    /s/ Tom E. Carlile
                                   __________________________________
                                        Tom E. Carlile
                                        Chief Accounting Officer
                                        Vice President and Controller

Dated:  October 14, 1999



            CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we consent to the incorporation of our report dated October 14, 1999, incorporated by reference in this Form 10-K/A for the year ended December 31, 1998, into Boise Cascade Corporation's previously filed post-effective amendment No. 1 to Form S-8 registration statement (File No. 33-28595); post-effective amendment No. 1 to Form S-8 registration statement (File No. 33-21964); the registration statement on Form S-8 (File No. 33-31642); the registration statement on Form S-8 (File No. 33-45675); the registration statement on Form S-3 (File No. 33-55396); the registration statement on Form S-8 (File No. 33-62263); the registration statement on Form S-8 (File No. 333-59273); the pre-effective amendment No. 1 to Form S-3 registration statement (File No. 333-41033); the registration statement on Form S-8 (File
No. 333-86425); and the registration statement on Form S-8
(File No. 333-86427.


                                        ARTHUR ANDERSEN LLP


Boise, Idaho
October 14, 1999

                    BOISE CASCADE CORPORATION

                        INDEX TO EXHIBITS

                   Filed with the Annual Report
                      on Form 10-K/A for the
                   Year Ended December 31, 1998

                                                          Page
Number  Description                                       Number
_____   _____________________________________________     ______

11      Computation of Per Share Earnings
12      Ratio of Earnings to Fixed Charges
13.1    Incorporated sections of the Boise Cascade
          Corporation 1998 Annual Report
13.2    Incorporated sections of the Boise Cascade
          Corporation Fact Book for the fourth quarter
          of 1998
27      Financial Data Schedule