Form 10-Q/A
period 1999-03-31
BOISE CASCADE CORP
filed 1999-10-14
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.   20549

F O R M  10 - Q/A

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

Item 1.  Financial Statements

                                                         Three Months Ended
                                                               March 31
                                                      ________________________
                                                         1999          1998
                                                      __________    __________
                                                             (unaudited)
Sales                                                 $1,611,153    $1,489,500
                                                      __________    __________
Costs and expenses
  Materials, labor, and other operating expenses       1,253,623     1,172,920
  Depreciation, amortization, and cost of company
    timber harvested                                      69,035        70,280
  Selling and distribution expenses                      182,896       161,700
  General and administrative expenses                     29,986        36,590
  Other (income) expense, net                              6,367           340
                                                      __________    __________
                                                       1,541,907     1,441,830
                                                      __________    __________
Equity in net income (loss) of affiliates                    746        (3,540)
                                                      __________    __________
Income from operations                                    69,992        44,130
                                                      __________    __________
Interest expense                                         (37,117)      (40,100)
Interest income                                              616           600
Foreign exchange gain (loss)                                  44           (50)
                                                      __________    __________
                                                         (36,457)      (39,550)
                                                      __________    __________
Income before income taxes, minority interest,
  and cumulative effect of accounting change              33,535         4,580
Income tax provision                                     (14,043)       (1,900)
                                                      __________    __________
Income before minority interest and
  cumulative effect of accounting change                  19,492         2,680
Minority interest, net of income tax                      (3,339)       (3,130)
                                                      __________    __________
Income (loss) before cumulative effect of
  accounting change                                       16,153          (450)
Cumulative effect of accounting change, net
  of income tax                                              -          (8,590)
                                                      __________    __________
Net income (loss)                                     $   16,153    $   (9,040)
                                                      ==========    ==========
Net income (loss) per common share
  Basic net income (loss) before cumulative
    effect of accounting change                       $      .23    $     (.17)
  Cumulative effect of accounting change                     -            (.15)
                                                      __________    __________
  Basic net income (loss)                             $      .23    $     (.32)
                                                      ==========    ==========
  Diluted net income (loss) before cumulative
    effect of accounting change                       $      .22    $     (.17)
  Cumulative effect of accounting change                     -            (.15)
                                                      __________    __________
  Diluted net income (loss)                           $      .22    $     (.32)
                                                      ==========    ==========

The accompanying notes are an integral part of these Financial Statements.

                   BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                 BALANCE SHEETS
                            (expressed in thousands)

ASSETS
                                             March 31         December 31
                                     _______________________  ___________
                                        1999         1998         1998
                                     __________   __________  ___________
                                           (unaudited)
Current
  Cash                               $   48,526   $   86,002   $   66,469
  Cash equivalents                        8,349        8,840        7,899
                                     __________   __________   __________
                                         56,875       94,842       74,368

  Receivables, less allowances
    of $10,411, $8,874, and $10,933     592,746      630,448      526,359
  Inventories                           561,490      614,772      625,218
  Deferred income tax benefits           88,802       59,459       92,426
  Other                                  70,535       27,223       50,035
                                     __________   __________   __________
                                      1,370,448    1,426,744    1,368,406
                                     __________   __________   __________

Property
  Property and equipment
    Land and land improvements           62,732       55,445       63,307
    Buildings and improvements          583,003      559,732      575,509
    Machinery and equipment           4,106,202    4,145,749    4,082,724
                                     __________   __________   __________
                                      4,751,937    4,760,926    4,721,540
  Accumulated depreciation           (2,197,160)  (2,130,519)  (2,150,385)
                                     __________   __________   __________
                                      2,554,777    2,630,407    2,571,155
  Timber, timberlands, and
    timber deposits                     270,028      276,670      270,570
                                     __________   __________   __________
                                      2,824,805    2,907,077    2,841,725
                                     __________   __________   __________

Goodwill, net of amortization
  of $41,112, $27,733, and $37,327      493,114      446,646      501,691
Investments in equity affiliates         31,923       30,520       27,162
Other assets                            229,394      225,935      232,115
                                     __________   __________   __________
Total assets                         $4,949,684   $5,036,922   $4,971,099
                                     ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current
  Short-term borrowings              $  164,935   $  211,900   $  129,512
  Current portion of long-term debt     122,285       52,839      161,473
  Income taxes payable                    1,560          -            -
  Accounts payable                      486,527      495,831      499,489
  Accrued liabilities
    Compensation and benefits           124,046      121,001      130,480
    Interest payable                     32,653       35,526       36,166
    Other                               218,082      159,995      172,980
                                     __________   __________   __________
                                      1,150,088    1,077,092    1,130,100
                                     __________   __________   __________
Debt
  Long-term debt, less current
    portion                           1,548,027    1,742,492    1,578,136
  Guarantee of ESOP debt                155,731      176,823      155,731
                                     __________   __________   __________
                                      1,703,758    1,919,315    1,733,867
                                     __________   __________   __________
Other
  Deferred income taxes                 253,999      229,542      257,360
  Other long-term liabilities           296,299      223,972      301,920
                                     __________   __________   __________
                                        550,298      453,514      559,280
                                     __________   __________   __________
Minority interest                       120,092      109,462      116,753
                                     __________   __________   __________
Shareholders' equity
  Preferred stock -- no par value;
    10,000,000 shares authorized;
    Series D ESOP: $.01 stated
    value; 5,236,527; 5,521,442;
    and 5,356,648 shares
    outstanding                         235,644      248,465      241,049
  Deferred ESOP benefit                (155,731)    (176,823)    (155,731)
  Common stock -- $2.50 par value;
    200,000,000 shares authorized;
    56,391,396; 56,277,831; and
    56,338,426 shares outstanding       140,978      140,695      140,846
  Additional paid-in capital            422,291      418,316      420,890
  Retained earnings                     796,767      853,781      791,618
  Accumulated other comprehensive
    income (loss)                       (14,501)      (6,895)      (7,573)
                                     __________   __________   __________
Total shareholders' equity            1,425,448    1,477,539    1,431,099
                                     __________   __________   __________
Total liabilities and shareholders'
  equity                             $4,949,684   $5,036,922   $4,971,099
                                     ==========   ==========   ==========

The accompanying notes are an integral part of these Financial Statements.

                   BOISE CASCADE CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS
                            (expressed in thousands)

                                                       Three Months Ended
                                                            March 31
                                                   ________________________
                                                     1999           1998
                                                   _________      _________
                                                          (unaudited)
Cash provided by (used for) operations
  Net income (loss)                                $  16,153      $  (9,040)
  Cumulative effect of accounting change, net of
    income tax                                           -            8,590
  Items in net income (loss) not using
   (providing) cash
    Equity in net (income) loss of affiliates           (746)         3,540
    Depreciation, amortization, and cost of company
      timber harvested                                69,035         70,280
    Deferred income tax provision (benefit)           10,463         (1,811)
    Minority interest, net of income tax               3,339          3,130
    Restructuring charges                              4,400            -
    Other                                                 41         (1,139)
  Receivables                                        (66,387)       (58,485)
  Inventories                                         64,349         19,707
  Accounts payable and accrued liabilities            13,389         35,463
  Current and deferred income taxes                   (7,645)          (955)
  Other                                              (10,363)        12,576
                                                   _________      _________
    Cash provided by operations                       96,028         81,856
                                                   _________      _________
Cash provided by (used for) investment
  Expenditures for property and equipment            (48,380)       (62,548)
  Expenditures for timber and timberlands               (392)        (2,751)
  Purchases of assets                                 (6,328)        (4,042)
  Other                                              (12,510)       (10,884)
                                                   _________      _________
    Cash used for investment                         (67,610)       (80,225)
                                                   _________      _________
Cash provided by (used for) financing
  Cash dividends paid
    Common stock                                      (8,451)        (8,433)
    Preferred stock                                      (80)        (3,722)
                                                   _________      _________
                                                      (8,531)       (12,155)
  Short-term borrowings                               35,423        117,100
  Additions to long-term debt                        105,921         90,000
  Payments of long-term debt                        (174,673)       (50,246)
  Series F Preferred Stock redemption                    -         (115,001)
  Other                                               (4,051)           (73)
                                                   _________      _________
    Cash provided by (used for) financing            (45,911)        29,625
                                                   _________      _________
Increase (decrease) in cash and cash equivalents     (17,493)        31,256
Balance at beginning of the year                      74,368         63,586
                                                   _________      _________
Balance at March 31                                $  56,875      $  94,842
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


                                                         Three Months Ended
                                                              March 31
                                                         ___________________
                                                           1999       1998
                                                         ________   ________
                                                            (expressed in
                                                              thousands)
     BASIC
     Net income (loss) as reported before cumulative
       effect of accounting change                       $ 16,153   $   (450)
       Preferred dividends(a)                              (3,490)    (5,061)
       Excess of Series F Preferred Stock redemption
         price over carrying value(b)                         -       (3,958)
                                                         ________   ________
     Basic income (loss) before cumulative effect of
       accounting change                                   12,663     (9,469)
     Cumulative effect of accounting change, net of
       income tax                                             -       (8,590)
                                                         ________   ________
     Basic income (loss)                                 $ 12,663   $(18,059)
                                                         ========   ========
     Average shares outstanding used to determine
       basic income (loss) per common share                56,369     56,242
                                                         ========   ========
     DILUTED
     Basic income (loss) before cumulative effect of
       accounting change                                 $ 12,663   $ (9,469)
         Preferred dividends eliminated                     3,490        -
         Supplemental ESOP contribution                    (2,983)       -
                                                         ________   ________
     Diluted income (loss) before cumulative effect of
       accounting change                                   13,170     (9,469)
     Cumulative effect of accounting change, net of
       income tax                                             -       (8,590)
                                                         ________   ________
     Diluted income (loss)                               $ 13,170   $(18,059)
                                                         ========   ========
     Average shares outstanding used to determine basic
       income (loss) per common share                      56,369     56,242
       Stock options, net                                     235        -
       Series D convertible preferred stock                 4,276        -
                                                         ________   ________
     Average shares used to determine diluted income
       (loss) per common share                             60,880     56,242
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

(3)	COMPREHENSIVE INCOME (LOSS).  Comprehensive income (loss) for the periods include the following:

                                                          Three Months Ended
                                                               March 31
                                                         ____________________
                                                           1999        1998
                                                         ________    ________
                                                            (expressed in
                                                              thousands)

     Net income (loss)                                   $ 16,153    $ (9,040)
     Other comprehensive income (loss)
       Cumulative foreign currency translation
         adjustment, net of income taxes                   (6,928)      1,715
                                                         ________    ________
     Comprehensive income (loss), net of income taxes    $  9,225    $ (7,325)
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

(8)	INCOME TAXES.  We used an estimated annual tax rate of 41.9% and
     41.5% for the three months ended March 31, 1999 and 1998. In 1998, our actual annual tax benefit rate was 5.7%. Excluding nonroutine items in 1998, the tax provision rate would have been 44%. Our tax rate is subject to fluctuations due primarily to the sensitivity of the rate to low income levels, the impact of nonroutine items, and the mix of income sources.

     For the three months ended March 31, 1999, we paid income taxes, net of refunds received, of $5.5 million. We paid $2.4 million for the same period in 1998.

(9)	DEBT.  At March 31, 1999, we had a revolving credit agreement with a group of banks that permits us to borrow as much as $600 million at variable interest rates based on customary indices. This agreement expires in June 2002. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. Under this agreement, the payment of dividends is dependent upon the existence of and the amount of net worth in excess of the defined minimum. Our net worth at March 31, 1999, exceeded the defined minimum by $110 million. At March 31, 1999, there were $160 million of borrowings outstanding under this agreement.

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

(12)	RESTRUCTURING ACTIVITIES.  Late in the second quarter of 1998, we adopted a plan to restructure our wood products manufacturing business and announced the permanent closure of four facilities, including sawmills in Elgin, Oregon; Horseshoe Bend, Idaho; and Fisher, Louisiana; and a plywood plant in Yakima, Washington. These closures are due to poor financial results and a decrease in wood supply. We closed the sawmills in Horseshoe Bend and Fisher in 1998. These closures resulted in the termination of 182 employees. Our current plans are to close the Elgin sawmill and Yakima plywood plant in 1999. However, based on recent changes in wood supply and costs, product prices, and plant operations, we are evaluating whether these facilities should continue to operate past 1999. Approximately 312 employees would be affected by the closure of the Elgin and Yakima facilities. These two facilities had sales of $13,871,000 and $11,545,000 for the three months ended March 31, 1999 and 1998.
     These facilities had operating income of $3,248,000 for the three months ended March 31, 1999, and an operating loss of $2,210,000 for the three months ended March 31, 1998. The Horseshoe Bend and Fisher sawmills had sales of $10,050,000 and an operating loss of $1,920,000 for the three months ended March 31, 1998.

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

     During first quarter 1999, we recorded $4.4 million of additional restructuring expense related to the early retirement program announced in fourth quarter 1998. This noncash charge was for the present value of unrecorded early retirement benefits. These charges were accrued when the retiring individuals legally accepted the early retirement offer. This additional expense decreased 1999 net income $2.7 million and basic and diluted income per share $0.04.

     Restructuring activities related to these 1998 charges through March 31, 1999, and the reserve balances as of that date are as follows:


                                       Asset       Employee-   Other
                                       Write-      Related     Exit
                                       Downs       Costs       Costs       Total
                                       ________    ________    ________    ________
                                                (expressed in thousands)
     SECOND QUARTER
          BUILDING PRODUCTS
          1998 expense recorded        $ 27,200    $ 14,000    $ 20,700    $ 61,900
          Assets written down           (27,200)        -           -       (27,200)
          1998 charges against reserve      -        (4,500)     (1,300)     (5,800)
                                       ________    ________    ________    ________
          Restructuring reserve at
            December 31, 1998               -         9,500      19,400      28,900
          1999 charges against reserve      -        (1,000)       (100)     (1,100)
                                       ________    ________    ________    ________
          Restructuring reserve at
            March 31, 1999             $    -      $  8,500    $ 19,300    $ 27,800
                                       ========    ========    ========    ========
          PAPER AND PAPER PRODUCTS
          1998 expense recorded        $ 18,800    $    200    $    -      $ 19,000
          Assets written down           (18,800)        -           -       (18,800)
                                       ________    ________    ________    ________
          Restructuring reserve at
            December 31, 1998               -           200         -           200
          1999 charges against reserve      -          (100)        -          (100)
                                       ________    ________    ________    ________
          Restructuring reserve at
            March 31, 1999             $    -      $    100    $    -      $    100
                                       ========    ========    ========    ========
     FOURTH QUARTER
          OFFICE PRODUCTS
          1998 expense recorded        $    300    $  1,400    $  9,400    $ 11,100
          Assets written down              (300)        -           -          (300)
          1998 charges against reserve      -          (200)     (3,300)     (3,500)
                                       ________    ________    ________    ________
          Restructuring reserve at
            December 31, 1998               -         1,200       6,100       7,300
          1999 charges against reserve      -          (400)       (700)     (1,100)
                                       ________    ________    ________    ________
          Restructuring reserve at
            March 31, 1999             $    -      $    800    $  5,400    $  6,200
                                       ========    ========    ========    ========
          BUILDING PRODUCTS
          1998 expense recorded        $    -      $  2,800    $    -      $  2,800
          Pension liability recorded        -        (2,200)        -        (2,200)
          1998 charges against reserve      -           -           -           -
                                       ________    ________    ________    ________
          Restructuring reserve at
            December 31, 1998               -           600         -           600
          1999 charges against reserve      -           -           -           -
                                       ________    ________    ________    ________
          Restructuring reserve at
            March 31, 1999             $    -      $    600    $    -      $    600
                                       ========    ========    ========    ========
          PAPER AND PAPER PRODUCTS
          1998 expense recorded        $  7,200    $ 11,300    $    -      $ 18,500
          Assets written down            (7,200)        -           -        (7,200)
          Pension liability recorded        -        (4,500)        -        (4,500)
          1998 charges against reserve      -          (800)        -          (800)
                                       ________    ________    ________    ________
          Restructuring reserve at
            December 31, 1998               -         6,000         -         6,000
          1999 charges against reserve      -        (1,800)        -        (1,800)
                                       ________    ________    ________    ________
          Restructuring reserve at
            March 31, 1999             $    -      $  4,200    $    -      $  4,200
                                       ========    ========    ========    ========

          CORPORATE AND OTHER
          1998 expense recorded        $    -      $  5,200    $    400    $  5,600
          Pension liability recorded        -        (3,200)        -        (3,200)
          1998 charges against reserve      -           -           -           -
                                       ________    ________    ________    ________
          Restructuring reserve at
            December 31, 1998               -         2,000         400       2,400
          1999 expense recorded             -         4,400         -         4,400
          Pension liability recorded        -        (4,400)        -        (4,400)
          Reclass from other accounts       -           500         -           500
          1999 charges against reserve      -          (400)       (100)       (500)
                                       ________    ________    ________    ________
          Restructuring reserve at
            March 31, 1999             $    -      $  2,100    $    300    $  2,400
                                       ========    ========    ========    ========
     TOTAL SECOND AND FOURTH QUARTER
          1998 expense recorded        $ 53,500    $ 34,900    $ 30,500    $118,900
          Assets written down           (53,500)        -           -       (53,500)
          Pension liability recorded        -        (9,900)        -        (9,900)
          1998 charges against reserve      -        (5,500)     (4,600)    (10,100)
                                       ________    ________    ________    ________
          Restructuring reserve at
            December 31, 1998               -        19,500      25,900      45,400
          1999 expense recorded             -         4,400         -         4,400
          Pension liability recorded        -        (4,400)        -        (4,400)
          Reclass from other accounts       -           500         -           500
          1999 charges against reserve      -        (3,700)       (900)     (4,600)
                                       ________    ________    ________    ________
          Restructuring reserve at
            March 31, 1999             $    -      $ 16,300    $ 25,000    $ 41,300
                                       ========    ========    ========    ========


     Charges against the reserve in other exit costs included approximately $4.0 million of costs to dissolve the BCOP joint venture in Germany, the write-down of contracts to their realizable value, and a small charge for tear-down costs.

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


(13)	SEGMENT INFORMATION.  There are no differences from our last annual report in our basis of segmentation or in our basis of measurement of segment profit or loss. An analysis of our operations by segment is as follows:

                                                                      Income
                                                                      (Loss)
                                                                      Before
                                                                      Taxes,
                                                                      Minority
                                                                      Interest,
                                                                      and Cumu-
                                                 Sales                lative
                                     ______________________________   Effect of
                                                Inter-                Accounting
                                     Trade      Segment    Total      Change (a)
     Three Months Ended              ________   _______    ________   _______
     March 31, 1999                      (expressed in millions)
       Office products               $  848.3   $    .1    $  848.4   $  38.7
       Building products                436.6       6.9       443.5      40.3
       Paper and paper products         319.9      79.5       399.4       4.8
       Corporate and other                6.4      14.2        20.6     (13.2)
                                     ________   _______    ________   _______
         Total                        1,611.2     100.7     1,711.9      70.6
       Intersegment eliminations        -        (100.7)     (100.7)     -
       Interest expense                 -          -          -         (37.1)
                                     ________   _______    ________   _______
         Consolidated Totals         $1,611.2   $  -       $1,611.2   $  33.5
                                     ========   =======    ========   =======

     Three Months Ended
     March 31, 1998
       Office products               $  759.4   $    .4    $  759.8   $  36.5
       Building products                358.1      10.6       368.7       (.2)
       Paper and paper products         367.1      91.2       458.3      20.6
       Corporate and other                4.9      15.0        19.9     (12.2)
                                     ________   _______    ________   _______
         Total                        1,489.5     117.2     1,606.7      44.7
       Intersegment eliminations        -        (117.2)     (117.2)     -
       Interest expense                 -          -          -         (40.1)
                                     ________   _______    ________   _______
         Consolidated Totals         $1,489.5   $  -       $1,489.5   $   4.6
                                     ========   =======    ========   =======


     (a)	Interest income has been allocated to our segments in the
          amounts of $616,000 for the three months ended March 31, 1999, and $600,000 for the three months ended March 31, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Our net income for the first quarter of 1999 was $16.2 million, compared with a net loss of $9.0 million for the first quarter of 1998. Basic income per common share for the first quarter of 1999 was 23 cents and diluted income per common share was 22 cents. For the same quarter in 1998, basic and diluted loss per common share were 32 cents. Sales for the first quarter of 1999 were $1.6 billion and $1.5 billion in first quarter of 1998. First quarter 1999 and 1998 results included the nonroutine items discussed below.

First quarter 1999, included $4.4 million ($2.7 million after tax or $0.04 per basic and diluted share) of additional restructuring expense related to the early retirement program announced in fourth quarter 1998. This noncash charge was for the present value of unrecorded early retirement benefits. These charges were accrued when the retiring individuals legally accepted the early retirement offer.


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


The following table shows the estimated increase in 1999 operating income as a result of our restructurings and other cost saving initiatives.

                                            Three Months Ended
                                              March 31, 1999
                                            _________________
                                             Cash     Noncash
                                            ______    _______
Office Products
  Improved operating results of 1998
   for restructured European locations      $  -       $ 1.3
Building Products
  1998 operating losses for closed
   locations                                  1.5        0.4
  Cost savings                                 -          -
Paper and Paper Products
  Cost savings                                8.7        0.3
Corporate and other
  Cost savings                                1.0         -
                                            _____      _____
Total                                       $11.2      $ 2.0

On an overall basis, materials, labor, and other operating expenses declined to 77.8% of sales for the three months ended March 31, 1999, compared to 78.7% of sales for the same period in 1998. The improvement is primarily due to the increased sales prices which increased sales without a corresponding increase in costs, and reduced wood and conversion costs in our Building Products segment. Selling and distribution expenses as a percent of sales were 11.4% of sales for the three months ended
March 31, 1999, compared to 10.9% of sales for the three months ended March 31, 1998. This higher percentage is due primarily to the increasing Office Products sales which have higher associated selling and distribution costs. General and administrative expenses have decreased as a percentage of sales to 1.9% in first quarter 1999 compared to 2.5% in first quarter 1998. This decrease is due in part to our cost reduction efforts as well as leveraging fixed costs over higher sales.

Interest expense was $37.1 million in the first quarter of 1999, compared with $40.1 million in the same period last year. The decrease was due primarily to slightly lower debt levels and lower effective interest rates.

We used an estimated annual tax provision rate of 41.9% and 41.5% for the three months ended March 31, 1999 and 1998. In 1998, our actual annual tax benefit rate was 5.7%. Excluding nonroutine items in 1998, the tax provision rate would have been 44%. Our tax rate is subject to fluctuations due primarily to the sensitivity of the rate to low income levels, the impact of nonroutine items, and the mix of income sources.


Operating income in the Office Products segment in the first quarter of 1999 was $38.7 million, compared to $36.6 million in the first quarter of 1998. Net sales in the first quarter of 1999 increased 12% to $848.4 million, compared with $759.8 million in the first quarter of 1998. The growth in sales resulted primarily from same-location sales growth and acquisitions. Same-location sales increased 8% in the first quarter of 1999, compared with the first quarter of 1998. Excluding the negative impact of paper price changes and foreign currency changes, same-location sales increased 10%. Cost of sales, which includes the cost of merchandise sold, the cost to deliver products to customers, and the occupancy costs of our facilities, increased to $629.3 million in the first quarter of 1999, which was 74.2% of net sales. This compares with $564.2 million reported in the same period of the prior year, which represented 74.3% of net sales. Gross profit as a percentage of net sales was 25.8% and 25.7% for the first quarters of 1999 and 1998. BCOP's operating expenses were 21.3% of net sales in the first quarter of 1999, compared with 21.0% in the first quarter of 1998. The increase in the first quarter of 1999 was due, in part, to additional payroll associated with the expansion of our U.S. sales force and support of our growth initiatives.

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


At March 31, 1999 and 1998, we had $2.0 billion and $2.2 billion of debt outstanding. At December 31, 1998, we had $2.0 billion of debt outstanding. Our debt-to-equity ratio was 1.40:1 and 1.48:1 at March 31, 1999 and 1998. Our debt-to-equity ratio was 1.41:1 at December 31, 1998.


Our debt and debt-to-equity ratio include the guarantee by the company of the remaining $155.7 million of debt incurred by the trustee of our leveraged Employee Stock Ownership Plan. While that guarantee has a negative impact on our debt-to-equity ratio, it has virtually no effect on our cash coverage ratios or on other measures of our financial strength.

We have a revolving credit agreement with a group of banks that permits us to borrow as much as $600 million based on customary indices. As of March 31, 1999, borrowings under the agreement totaled $160 million. When the agreement expires in June 2002, any amount outstanding will be due and payable. In October 1998, we entered into an interest rate swap with a notional amount of $75 million that expires in 2000. This swap results in an effective fixed interest rate with respect to $75 million of our revolving credit agreement borrowings. The payment of dividends is dependent on the existence of and the amount of net worth in excess of the defined minimum under the agreement. As of March 31, 1999, we were in compliance with our debt covenants, and our net worth exceeded the defined minimum by $110 million.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                             BOISE CASCADE CORPORATION


    As Duly Authorized Officer and
    Chief Accounting Officer:                /s/ Tom E. Carlile
                                             __________________________
                                             Tom E. Carlile
                                             Vice President and
                                             Controller

Date:  October 14, 1999


                            BOISE CASCADE CORPORATION
                                 INDEX TO EXHIBITS
                  Filed With the Quarterly Report on Form 10-Q/A
                       for the Quarter Ended March 31, 1999

Number        Description                                     Page Number
______        ___________                                     ___________

11            Computation of Per Share Earnings

12            Ratio of Earnings to Fixed Charges

12A           Ratio of Earnings to Combined Fixed
              Charges and Preferred Dividend Requirements

27            Financial Data Schedule