Form 10-Q/A
period 1999-03-31
BOISE CASCADE CORP
filed 1999-10-14
CIK 12978

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

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                          STATEMENTS OF INCOME (LOSS)
                (expressed in thousands, except per share data)

                                                          Six Months Ended
                                                              June 30
                                                      ________________________
                                                         1999          1998
                                                      __________    __________
                                                             (unaudited)
Sales                                                 $3,289,161    $3,027,950
                                                      __________    __________
Costs and expenses
  Materials, labor, and other operating expenses       2,544,016     2,392,950
  Depreciation, amortization, and cost of company
   timber harvested                                      140,477       141,390
  Selling and distribution expenses                      366,965       321,930
  General and administrative expenses                     63,663        74,130
  Other (income) expense, net                            (32,705)       81,510
                                                      __________    __________
                                                       3,082,416     3,011,910
                                                      __________    __________
Equity in net income (loss) of affiliates                  3,958        (5,350)
                                                      __________    __________
Income from operations                                   210,703        10,690
                                                      __________    __________
Interest expense                                         (71,759)      (80,960)
Interest income                                            1,178         1,170
Foreign exchange gain (loss)                                  73           (90)
                                                      __________    __________
                                                         (70,508)      (79,880)
                                                      __________    __________
Income (loss) before income taxes, minority interest,
 and cumulative effect of accounting change              140,195       (69,190)
Income tax (provision) benefit                           (58,307)       10,380
                                                      __________    __________
Income (loss) before minority interest and cumulative
 effect of accounting change                              81,888       (58,810)
Minority interest, net of income tax                      (6,683)       (5,590)
                                                      __________    __________
Income (loss) before cumulative effect of
 accounting change                                        75,205       (64,400)
Cumulative effect of accounting change, net
 of income tax                                               -          (8,590)
                                                      __________    __________
Net income (loss)                                     $   75,205    $  (72,990)
                                                      ==========    ==========
Net income (loss) per common share
  Basic net income (loss) before cumulative
   effect of accounting change                        $     1.21    $    (1.37)
  Cumulative effect of accounting change                     -           (0.15)
                                                      __________    __________
  Basic net income (loss)                             $     1.21    $    (1.52)
                                                      ==========    ==========
  Diluted net income (loss) before cumulative
   effect of accounting change                        $     1.14    $    (1.37)
  Cumulative effect of accounting change                     -           (0.15)
                                                      __________    __________
  Diluted net income (loss)                           $     1.14    $    (1.52)
                                                      ==========    ==========

The accompanying notes are an integral part of these Financial Statements.

               BOISE CASCADE CORPORATION AND SUBSIDIARIES
                              BALANCE SHEETS
                         (expressed in thousands)

ASSETS
                                             June 30          December 31
                                     _______________________  ___________
                                        1999         1998         1998
                                     __________   __________  ___________
                                           (unaudited)
Current
  Cash                               $   66,757   $   82,668   $   66,469
  Cash equivalents                        6,590        4,357        7,899
                                     __________   __________  ___________
                                         73,347       87,025       74,368
  Receivables, less allowances of
   $10,536, $8,815, and $10,933         587,159      620,461      526,359
  Inventories                           552,291      586,758      625,218
  Deferred income tax benefits           73,015       57,808       92,426
  Other                                  55,754       33,870       50,035
                                     __________   __________  ___________
                                      1,341,566    1,385,922    1,368,406
                                     __________   __________  ___________
Property
  Property and equipment
    Land and land improvements           63,777       55,542       63,307
    Buildings and improvements          579,375      573,819      575,509
    Machinery and equipment           4,200,392    4,148,885    4,082,724
                                     __________   __________  ___________
                                      4,843,544    4,778,246    4,721,540
  Accumulated depreciation           (2,285,697)  (2,187,540)  (2,150,385)
                                     __________   __________  ___________
                                      2,557,847    2,590,706    2,571,155
  Timber, timberlands, and
   timber deposits                      270,433      276,714      270,570
                                     __________   __________  ___________
                                      2,828,280    2,867,420    2,841,725
                                     __________   __________  ___________

Goodwill, net of amortization
 of $44,965, $30,995, and $37,327       491,797      444,525      501,691

Investments in equity affiliates         35,219       25,739       27,162

Other assets                            228,161      221,138      232,115
                                     __________   __________  ___________
Total assets                         $4,925,023   $4,944,744   $4,971,099
                                     ==========   ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current
  Short-term borrowings              $  137,511   $  214,400   $  129,512
  Current portion of long-term debt     122,965       25,241      161,473
  Accounts payable                      515,734      476,279      499,489
  Accrued liabilities
    Compensation and benefits           136,528      124,267      130,480
    Interest payable                     30,244       42,478       36,166
    Other                               197,142      179,940      172,980
                                     __________   __________  ___________
                                      1,140,124    1,062,605    1,130,100
                                     __________   __________  ___________
Debt
  Long-term debt, less current
   portion                            1,488,844    1,752,170    1,578,136
  Guarantee of ESOP debt                149,506      171,513      155,731
                                     __________   __________  ___________
                                      1,638,350    1,923,683    1,733,867
                                     __________   __________  ___________
Other
  Deferred income taxes                 276,748      210,285      257,360
  Other long-term liabilities           253,554      224,364      301,920
                                     __________   __________  ___________
                                        530,302      434,649      559,280
                                     __________   __________  ___________
Minority interest                       123,802      112,781      116,753
                                     __________   __________  ___________
Shareholders' equity
  Preferred stock -- no par value;
   10,000,000 shares authorized;
   Series D ESOP: $.01 stated
   value; 5,150,740; 5,485,292; and
   5,356,648 shares outstanding         231,783      246,838      241,049
  Deferred ESOP benefit                (149,506)    (171,513)    (155,731)
  Common stock -- $2.50 par value;
   200,000,000 shares authorized;
   56,851,188; 56,329,030; and
   56,338,426 shares outstanding        142,128      140,823      140,846
  Additional paid-in capital            437,120      420,556      420,890
  Retained earnings                     846,288      781,697      791,618
  Accumulated other comprehensive
   income (loss)                        (15,368)      (7,375)      (7,573)
                                     __________   __________  ___________
Total shareholders' equity            1,492,445    1,411,026    1,431,099
                                     __________   __________  ___________
Total liabilities and shareholders'
 equity                              $4,925,023   $4,944,744   $4,971,099
                                     ==========   ==========   ==========

The accompanying notes are an integral part of these Financial Statements.

                    BOISE CASCADE CORPORATION AND SUBSIDIARIES
                             STATEMENTS OF CASH FLOWS
                             (expressed in thousands)

                                                       Six Months Ended
                                                            June 30
                                                   ________________________
                                                     1999           1998
                                                   _________      _________
                                                         (unaudited)
Cash provided by (used for) operations
  Net income (loss)                                $  75,205      $ (72,990)
  Cumulative effect of accounting change, net of
   income tax                                            -            8,590
  Items in net income (loss) not using
   (providing) cash
    Equity in net (income) loss of affiliates         (3,958)         5,350
    Depreciation, amortization, and cost of
     company timber harvested                        140,477        141,390
    Deferred income tax provision (benefit)           49,402        (14,704)
    Minority interest, net of income tax               6,683          5,590
    Restructuring charges                            (36,322)        80,903
    Other                                                (73)        (1,109)
  Receivables                                        (64,900)       (54,526)
  Inventories                                         74,341         47,721
  Accounts payable and accrued liabilities            23,578         21,991
  Current and deferred income taxes                   (1,464)       (13,015)
  Other                                               (2,109)        10,293
                                                   _________      _________
    Cash provided by operations                      260,860        165,484
                                                   _________      _________
Cash provided by (used for) investment
  Expenditures for property and equipment           (107,096)      (121,609)
  Expenditures for timber and timberlands             (1,683)        (8,275)
  Investments in equity affiliates, net                  -             (429)
  Purchases of assets                                 (6,328)        (4,042)
  Other                                              (10,001)        (4,371)
                                                   _________      _________
    Cash used for investment                        (125,108)      (138,726)
                                                   _________      _________
Cash provided by (used for) financing
  Cash dividends paid
    Common stock                                     (16,910)       (16,875)
    Preferred stock                                   (8,741)       (12,867)
                                                   _________      _________
                                                     (25,651)       (29,742)
  Short-term borrowings                                7,999        119,600
  Additions to long-term debt                         88,671        239,672
  Payments of long-term debt                        (215,743)      (218,289)
  Series F preferred stock redemption                    -         (115,033)
  Other                                                7,951            473
                                                   _________      _________
    Cash used for financing                         (136,773)        (3,319)
                                                   _________      _________
Increase (decrease) in cash and cash equivalents      (1,021)        23,439

Balance at beginning of the year                      74,368         63,586
                                                   _________      _________
Balance at June 30                                 $  73,347      $  87,025
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

                                         Three Months Ended   Six Months Ended
                                               June 30            June 30
                                         __________________  __________________
                                           1999      1998      1999      1998
                                         ________  ________  ________  ________
                                                (expressed in thousands)
     Basic
     Net income (loss) as reported,
      before cumulative effect of
      accounting change                 $ 59,052  $(63,950) $ 75,205  $(64,400)
       Preferred dividends(a)             (3,365)   (3,518)   (6,855)   (8,579)
       Excess of Series F Preferred
        Stock redemption price over
        carrying value(b)                    -         -         -      (3,958)
                                        ________  ________  ________  ________
     Basic income (loss) before
      cumulative effect of
      accounting change                   55,687   (67,468)   68,350   (76,937)
     Cumulative effect of accounting
      change, net of income tax              -         -         -      (8,590)
                                        ________  ________  ________  ________
       Basic income (loss)              $ 55,687  $(67,468) $ 68,350  $(85,527)
                                        ========  ========  ========  ========
     Average shares outstanding used
      to determine basic income
      (loss) per common share             56,600    56,316    56,485    56,279
                                        ========  ========  ========  ========
     Diluted
     Basic income (loss) before
      cumulative effect of
      accounting change                 $ 55,687  $(67,468) $ 68,350  $(76,937)
       Preferred dividends
        eliminated                         3,365       -       6,855       -
       Supplemental ESOP
        contribution                      (2,877)      -      (5,860)      -
                                        ________  ________  ________  ________
     Diluted income (loss) before
      cumulative effect of
      accounting change                   56,175   (67,468)   69,345   (76,937)
     Cumulative effect of accounting
      change, net of income tax              -         -         -      (8,590)
                                        ________  ________  ________  ________
     Diluted income (loss)              $ 56,175  $(67,468) $ 69,345  $(85,527)
                                        ========  ========  ========  ========
     Average shares outstanding used
      to determine basic income
      (loss) per common share             56,600    56,316    56,485    56,279
       Stock options and other               543       -         395       -
       Series D conversion preferred
        stock                              4,171       -       4,223       -
                                        ________  ________  ________  ________
     Average shares used to
      determine diluted income
      (loss) per common share             61,314    56,316    61,103    56,279
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

(3) COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) for the periods include the following:

                                    Three Months Ended     Six Months Ended
                                          June 30               June 30
                                    ___________________   ___________________
                                      1999       1998       1999       1998
                                    ________   ________   ________   ________
                                             (expressed in thousands)

     Net income (loss)              $ 59,052   $(63,950)  $ 75,205   $(72,990)
     Other comprehensive
      income (loss)
       Cumulative foreign
        currency translation
        adjustment, net of
        income taxes                    (868)      (480)    (7,796)     1,235
                                    ________   ________   ________   ________
     Comprehensive income (loss),
      net of income taxes           $ 58,184   $(64,430)  $ 67,409   $(71,755)
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

(8) INCOME TAXES. We used an estimated annual tax provision rate of 41.6% for the six months ended June 30, 1999. Our estimated annual tax benefit rate was 15% for the six months ended June 30, 1998, and our actual 1998 benefit rate was 5.7%. Excluding nonroutine items in 1998, the annual tax provision rate would have been 44%. Our tax rate is subject to fluctuations due primarily to the sensitivity of the rate to low income levels, the impact of nonroutine items, and the mix of income sources.

     For the three and six months ended June 30, 1999, we paid income taxes, net of refunds received, of $1.8 million and $7.3 million. We paid $6.6 million and $9.1 million for the same periods in 1998.

(9) DEBT. At June 30, 1999, we had a revolving credit agreement with a group of banks that permits us to borrow as much as $600.0 million at variable interest rates based on customary indices. This agreement expires in June 2002. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. Under this agreement, the payment of dividends is dependent upon the existence of and the amount of net worth in excess of the defined minimum. Our net worth at June 30, 1999, exceeded the defined minimum by $151.5 million. At June 30, 1999, there were $140.0 million of borrowings outstanding under this agreement.

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


     In the fourth quarter of 1998, we announced a company-wide cost-reduction initiative and the restructuring of certain operations. Specific actions included the elimination of job positions in our manufacturing businesses and Boise headquarters through a combination of early retirements, layoffs, and attrition and the closure of our paper research and development facility in Portland, Oregon. BCOP announced the closure of eight facilities in the United Kingdom and the integration of selected functions of the operations with their other United Kingdom operations. These BCOP closures were expected to be completed during the first half of 1999 resulting in work force reductions of approximately 140 employees. BCOP also dissolved an unprofitable joint venture in Germany at a cost of about $4.0 million, most of which was paid in 1998.

     During the first quarter 1999, we recorded $4.4 million of additional restructuring expense related to the early retirement program announced in fourth quarter 1998. This noncash charge was for the present value of unrecorded early retirement benefits. These charges were accrued when the retiring individuals legally accepted the early retirement offer.


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


     Restructuring activities related to these 1998 charges through June 30, 1999, and the reserve balances as of that date are as follows:

                                       Asset       Employee-   Other
                                       Write-      Related     Exit
                                       Downs       Costs       Costs       Total
                                       ________    ________    ________    ________
                                                (expressed in thousands)
     SECOND QUARTER
          BUILDING PRODUCTS
          1998 expense recorded        $ 27,200    $ 14,000    $ 20,700    $ 61,900
          Assets written down           (27,200)        -           -       (27,200)
          1998 charges against reserve      -        (4,500)     (1,300)     (5,800)
                                       ________    ________    ________    ________
          Restructuring reserve at
            December 31, 1998               -         9,500      19,400      28,900
          Reserves credited to income       -        (7,300)    (16,200)    (23,500)
          1999 charges against reserve      -        (1,600)     (1,000)     (2,600)
                                       ________    ________    ________    ________
          Restructuring reserve at
            June 30, 1999              $    -      $    600    $  2,200    $  2,800
                                       ========    ========    ========    ========
          PAPER AND PAPER PRODUCTS
          1998 expense recorded        $ 18,800    $    200    $    -      $ 19,000
          Assets written down           (18,800)        -           -       (18,800)
                                       ________    ________    ________    ________
          Restructuring reserve at
            December 31, 1998               -           200         -           200
          1999 charges against reserve      -          (200)        -          (200)
                                       ________    ________    ________    ________
          Restructuring reserve at
            June 30, 1999              $    -      $    -      $    -      $    -
                                       ========    ========    ========    ========
     FOURTH QUARTER
          OFFICE PRODUCTS
          1998 expense recorded        $    300    $  1,400    $  9,400    $ 11,100
          Assets written down              (300)        -           -          (300)
          1998 charges against reserve      -          (200)     (3,300)     (3,500)
                                       ________    ________    ________    ________
          Restructuring reserve at
            December 31, 1998               -         1,200       6,100       7,300
          Reserves credited to income       -          (500)     (3,500)     (4,000)
          1999 charges against reserve      -          (600)     (1,000)     (1,600)
                                       ________    ________    ________    ________
          Restructuring reserve at
            June 30, 1999              $    -      $    100    $  1,600    $  1,700
                                       ========    ========    ========    ========
          BUILDING PRODUCTS
          1998 expense recorded        $    -      $  2,800    $    -      $  2,800
          Pension liability recorded        -        (2,200)        -        (2,200)
          1998 charges against reserve      -           -           -           -
                                       ________    ________    ________    ________
          Restructuring reserve at
            December 31, 1998               -           600         -           600
          1999 charges against reserve      -           -           -           -
                                       ________    ________    ________    ________
          Restructuring reserve at
            June 30, 1999              $    -      $    600    $    -      $    600
                                       ========    ========    ========    ========
          PAPER AND PAPER PRODUCTS
          1998 expense recorded        $  7,200    $ 11,300    $    -      $ 18,500
          Assets written down            (7,200)        -           -        (7,200)
          Pension liability recorded        -        (4,500)        -        (4,500)
          1998 charges against reserve      -          (800)        -          (800)
                                       ________    ________    ________    ________
          Restructuring reserve at
            December 31, 1998               -         6,000         -         6,000
          Reserves credited to income       -          (100)        -          (100)
          1999 charges against reserve      -        (2,500)        -        (2,500)
                                       ________    ________    ________    ________
          Restructuring reserve at
            June 30, 1999              $    -      $  3,400    $    -      $  3,400
                                       ========    ========    ========    ========

          CORPORATE AND OTHER
          1998 expense recorded        $    -      $  5,200    $    400    $  5,600
          Pension liability recorded        -        (3,200)        -        (3,200)
          1998 charges against reserve      -           -           -           -
                                       ________    ________    ________    ________
          Restructuring reserve at
            December 31, 1998               -         2,000         400       2,400
          1999 expense recorded             -         4,400         -         4,400
          Pension liability recorded        -        (4,400)        -        (4,400)
          Reclass from other accounts       -           500         -           500
          1999 charges against reserve      -        (1,600)       (100)     (1,700)
                                       ________    ________    ________    ________
          Restructuring reserve at
            June 30, 1999              $    -      $    900    $    300    $  1,200
                                       ========    ========    ========    ========
     TOTAL SECOND AND FOURTH QUARTER
          1998 expense recorded        $ 53,500    $ 34,900    $ 30,500    $118,900
          Assets written down           (53,500)        -           -       (53,500)
          Pension liability recorded        -        (9,900)        -        (9,900)
          1998 charges against reserve      -        (5,500)     (4,600)    (10,100)
                                       ________    ________    ________    ________
          Restructuring reserve at
            December 31, 1998               -        19,500      25,900      45,400
          1999 expense recorded             -         4,400         -         4,400
          Pension liability recorded        -        (4,400)        -        (4,400)
          Reclass from other accounts       -           500         -           500
          Reserves credited to income       -        (7,900)    (19,700)    (27,600)
          1999 charges against reserve      -        (6,500)     (2,100)     (8,600)
                                       ________    ________    ________    ________
          Restructuring reserve at
            June 30, 1999              $    -      $  5,600    $  4,100    $  9,700
                                       ========    ========    ========    ========


     Charges against the reserve in other exit costs included $4.0 million of costs to dissolve the BCOP joint venture in Germany, the write-down of contracts to their realizable value, and a small charge for tear-down costs.

     The impact of the restructuring charge adjustments described above increased net income $24.6 million and basic and diluted income per share $0.43 and $0.40 for the three months ended June 30, 1999. These items increased net income $21.9 million and basic and diluted income per share $0.39 and $0.36 for the six months ended June 30, 1999.


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

                                                                     Income
                                                                     (Loss)
                                                                     Before
                                                                     Taxes,
                                                                     Minority
                                                                     Interest,
                                                                     and Cumu-
                                                Sales                lative
                                    ______________________________   Effect of
                                               Inter-                Accounting
                                    Trade      Segment    Total      Change(a)
     Three Months Ended             ________   ________   ________   __________
     June 30, 1999
       Office products              $  801.4   $     .2   $  801.6   $   37.0
       Building products               533.4        9.2      542.6       98.2
       Paper and paper products        334.5       86.5      421.0       17.7
       Corporate and other               8.7       12.7       21.4      (11.6)
                                    ________   ________   ________   ________
         Total                       1,678.0      108.6    1,786.6      141.3
       Intersegment eliminations       -         (108.6)    (108.6)      -
       Interest expense                -          -          -          (34.6)
                                    ________   ________   ________   ________
         Consolidated Totals        $1,678.0   $  -       $1,678.0   $  106.7
                                    ========   ========   ========   ========
     Three Months Ended
     June 30, 1998
       Office products              $  732.6   $     .3   $  732.9   $   30.3
       Building products               439.1       10.1      449.2      (53.5)
       Paper and paper products        360.2       95.2      455.4       (1.6)
       Corporate and other               6.6       14.5       21.1       (8.1)
                                    ________   ________   ________   ________
         Total                       1,538.5      120.1    1,658.6      (32.9)
       Intersegment eliminations       -         (120.1)    (120.1)      -
       Interest expense                -          -          -          (40.9)
                                    ________   ________   ________   ________
         Consolidated Totals        $1,538.5   $  -       $1,538.5   $  (73.8)
                                    ========   ========   ========   ========
     Six Months Ended
     June 30, 1999
       Office products              $1,649.7   $     .2   $1,649.9   $   75.7
       Building products               969.9       16.2      986.1      138.5
       Paper and paper products        654.4      166.0      820.4       22.5
       Corporate and other              15.2       26.9       42.1      (24.7)
                                    ________   ________   ________   ________
         Total                       3,289.2      209.3    3,498.5      212.0
       Intersegment eliminations       -         (209.3)    (209.3)      -
       Interest expense                -          -          -          (71.8)
                                    ________   ________   ________   ________
         Consolidated Totals        $3,289.2   $  -       $3,289.2   $  140.2
                                    ========   ========   ========   ========

     Six Months Ended
     June 30, 1998
       Office products              $1,492.0   $     .7   $1,492.7   $   66.8
       Building products               797.2       20.6      817.8      (53.7)
       Paper and paper products        727.3      186.4      913.7       19.0
       Corporate and other              11.5       29.5       41.0      (20.3)
                                    ________   ________   ________   ________
         Total                       3,028.0      237.2    3,265.2       11.8
       Intersegment eliminations       -         (237.2)    (237.2)      -
       Interest expense                -          -          -          (81.0)
                                    ________   ________   ________   ________
         Consolidated Totals        $3,028.0   $  -       $3,028.0   $  (69.2)
                                    ========   ========   ========   ========

(a)	Interest income has been allocated to our segments in the amounts of approximately $0.6 million and $1.2 million for the three and six months ended June 30, 1999 and 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                               Three Months Ended      Six Months Ended
                                    June 30                 June 30
                             _____________________   _____________________
                               1999         1998       1999         1998
                             ________     ________   ________     ________
                                        (expressed in millions)

Sales                        $1,678.0     $1,538.5   $3,289.2     $3,028.0
Net income (loss)            $   59.1     $  (64.0)  $   75.2     $  (73.0)
Net income (loss) per
 diluted share               $   0.92     $  (1.20)  $   1.14     $  (1.52)
Net income (loss) before
 nonroutine items            $   34.4     $    1.2   $   53.3     $    0.8
Net income (loss) per
 diluted share before
 nonroutine items            $   0.52     $  (0.04)  $   0.78     $  (0.14)
                                           (percent of sales)
Materials, labor, and other
 operating expenses             76.9%        79.3%      77.3%        79.0%
Selling and distribution
 expenses                       11.0%        10.4%      11.2%        10.6%
General and administrative
 expenses                        2.0%         2.4%       1.9%         2.4%

The results for the three and six months ended June 30, 1999, included
$40.7 million ($24.6 million after tax or 43 cents and 40 cents per basic and diluted share) for the reversal of restructuring reserves established in 1998. The six months ended June 30, 1999, included $4.4 million ($2.7 million after tax or $0.04 per basic and diluted share) of additional restructuring expense recorded in first quarter 1999 related to the early retirement program announced in fourth quarter 1998. This noncash charge was for the present value of unrecorded early retirement benefits. These charges were accrued when the retiring individuals legally accepted the early retirement offer. The results for the three and six months ended June 30, 1998, included a charge of $65.2 million, or $1.16 per basic and diluted share for restructuring charges in the building products segment and the revaluation of paper-related assets in the paper and paper products segment. See Note 12 in the Notes to Quarterly Financial Statements for additional information on our restructuring activities. See also the discussion by segment in this MD&A.


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


We used an estimated annual tax provision rate of 41.6% for the six months ended June 30, 1999. Our estimated annual tax benefit rate was 15% for the six months ended June 30, 1998, and our actual 1998 benefit rate was 5.7%. Excluding nonroutine items in 1998, the annual tax provision rate would have been 44%. Our tax rate is subject to fluctuations due primarily to the sensitivity of the rate to low income levels, the impact of nonroutine items, and the mix of income sources.


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

                                     Three Months Ended     Six Months Ended
                                           June 30              June 30
                                     ___________________   ___________________
                                       1999       1998       1999       1998
                                     ________   ________   ________   ________
Average Net Selling Prices
  Plywood (per 1,000 sq. ft. 3/8"
   basis)                            $    288   $    229   $    277   $    228
  OSB (per 1,000 sq. ft. 3/8" basis)      217        149        187        134
  Lumber (per 1,000 board ft.)            521        468        512        478
  LVL (per 100 cubic ft.)               1,603      1,590      1,593      1,592
  I-joists (per 1,000 equivalent
   lineal ft.)                          1,007        991      1,001        990

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

We have a revolving credit agreement with a group of banks that permits us to borrow as much as $600.0 million based on customary indices. As of June 30, 1999, borrowings under the agreement totaled $140.0 million. When the agreement expires in June 2002, any amount outstanding will be due and payable. In October 1998, we entered into an interest rate swap with a notional amount of $75.0 million that expires in 2000. This swap results in an effective fixed interest rate with respect to $75.0 million of our revolving credit agreement borrowings. The payment of dividends is dependent on the existence of and the amount of net worth in excess of the defined minimum under the agreement. As of June 30, 1999, we were in compliance with our debt covenants, and our net worth exceeded the defined minimum by $151.5 million.

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

                                             BOISE CASCADE CORPORATION


    As Duly Authorized Officer and
    Chief Accounting Officer:                /s/ Tom E. Carlile
                                             __________________________
                                             Tom E. Carlile
                                             Vice President and
                                             Controller



Date: October 14, 1999


                           BOISE CASCADE CORPORATION
                               INDEX TO EXHIBITS
                  Filed With the Quarterly Report on Form 10-Q/A
                     for the Quarter Ended June 30, 1999

Number        Description                                     Page Number
______        ______________________________________          ___________

11            Computation of Per Share Earnings

12            Ratio of Earnings to Fixed Charges

12A           Ratio of Earnings to Combined Fixed
              Charges and Preferred Dividend Requirements

27            Financial Data Schedule