Form 10-Q
period 1999-09-30
BOISE CASCADE CORP
filed 1999-11-12
CIK 12978

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                F O R M  10 - Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                              Shares Outstanding
             Class                          as of October 31, 1999
Common stock, $2.50 par value                     57,138,591

                        PART I - FINANCIAL INFORMATION

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                          STATEMENTS OF INCOME (LOSS)
                (expressed in thousands, except per share data)

Item 1.  Financial Statements

                                                         Three Months Ended
                                                            September 30
                                                      ________________________
                                                         1999          1998
                                                      __________    __________
                                                             (unaudited)
Sales                                                 $1,789,237    $1,597,990
                                                      __________    __________
Costs and expenses
  Materials, labor, and other operating expenses       1,385,602     1,268,120
  Depreciation, amortization, and cost of company
   timber harvested                                       73,257        69,930
  Selling and distribution expenses                      179,988       164,860
  General and administrative expenses                     30,647        37,390
  Other (income) expense, net                              1,802       (51,860)
                                                      __________    __________
                                                       1,671,296     1,488,440
                                                      __________    __________
Equity in net income of affiliates                         2,066         1,630
                                                      __________    __________
Income from operations                                   120,007       111,180
                                                      __________    __________
Interest expense                                         (35,839)      (40,970)
Interest income                                              700           620
Foreign exchange gain (loss)                                  60          (210)
                                                      __________    __________
                                                         (35,079)      (40,560)
                                                      __________    __________
Income before income taxes and
 minority interest                                        84,928        70,620
Income tax provision                                     (32,868)      (21,430)
                                                      __________    __________
Income before minority interest                           52,060        49,190
Minority interest, net of income tax                      (3,012)       (2,140)
                                                      __________    __________

Net income                                            $   49,048    $   47,050
                                                      ==========    ==========
Net income per common share

  Basic                                               $     0.80    $     0.77
                                                      ==========    ==========
  Diluted                                             $     0.74    $     0.72
                                                      ==========    ==========

The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                          STATEMENTS OF INCOME (LOSS)
                (expressed in thousands, except per share data)

                                                          Nine Months Ended
                                                            September 30
                                                      ________________________
                                                         1999          1998
                                                      __________    __________
                                                             (unaudited)
Sales                                                 $5,078,398    $4,625,940
                                                      __________    __________
Costs and expenses
  Materials, labor, and other operating expenses       3,929,618     3,661,070
  Depreciation, amortization, and cost of company
   timber harvested                                      213,735       211,320
  Selling and distribution expenses                      546,953       486,790
  General and administrative expenses                     94,310       111,520
  Other (income) expense, net                            (30,904)       29,650
                                                      __________    __________
                                                       4,753,712     4,500,350
                                                      __________    __________
Equity in net income (loss) of affiliates                  6,024        (3,720)
                                                      __________    __________
Income from operations                                   330,710       121,870
                                                      __________    __________
Interest expense                                        (107,598)     (121,930)
Interest income                                            1,878         1,790
Foreign exchange gain (loss)                                 133          (300)
                                                      __________    __________
                                                        (105,587)     (120,440)
                                                      __________    __________
Income before income taxes, minority interest,
 and cumulative effect of accounting change              225,123         1,430
Income tax provision                                     (91,175)      (11,050)
                                                      __________    __________
Income (loss) before minority interest
 and cumulative effect of accounting change              133,948        (9,620)
Minority interest, net of income tax                      (9,695)       (7,730)
                                                      __________    __________
Income (loss) before cumulative effect of
 accounting change                                       124,253       (17,350)
Cumulative effect of accounting change, net
 of income tax                                               -          (8,590)
                                                      __________    __________
Net income (loss)                                     $  124,253    $  (25,940)
                                                      ==========    ==========
Net income (loss) per common share
  Basic before cumulative
   effect of accounting change                        $     2.01    $    (0.60)
  Cumulative effect of accounting change                     -           (0.15)
                                                      __________    __________

  Basic                                               $     2.01    $    (0.75)
                                                      ==========    ==========

  Diluted before cumulative effect of
    accounting change                                 $     1.88    $    (0.60)
  Cumulative effect of accounting change                     -           (0.15)
                                                      __________    __________
  Diluted                                             $     1.88    $    (0.75)
                                                      ==========    ==========

The accompanying notes are an integral part of these Financial Statements.

                  BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                           (expressed in thousands)

ASSETS

                                           September 30       December 31
                                    ________________________  ___________
                                        1999         1998         1998
                                    __________    __________  ___________
                                            (unaudited)
Current
  Cash                              $   67,891    $   69,048   $   66,469
  Cash equivalents                       2,226         3,615        7,899
                                    __________    __________   __________
                                        70,117        72,663       74,368

  Receivables, less allowances of
   $11,722, $9,821, and $10,933        698,027       653,491      526,359
  Inventories                          652,825       601,967      625,218
  Deferred income tax benefits          72,171        74,114       92,426
  Other                                 48,536        27,101       50,035
                                    __________    __________   __________
                                     1,541,676     1,429,336    1,368,406
                                    __________    __________   __________
Property
  Property and equipment
    Land and land improvements          67,301        55,586       63,307
    Buildings and improvements         600,934       568,045      575,509
    Machinery and equipment          4,231,362     4,109,958    4,082,724
                                    __________    __________   __________
                                     4,899,597     4,733,589    4,721,540
  Accumulated depreciation          (2,344,495)   (2,152,326)  (2,150,385)
                                    __________    __________   __________
                                     2,555,102     2,581,263    2,571,155
  Timber, timberlands, and
   timber deposits                     272,868       271,212      270,570
                                    __________    __________   __________
                                     2,827,970     2,852,475    2,841,725
                                    __________    __________   __________

Goodwill, net of amortization
 of $48,750, $34,091, and $37,327      505,088       449,385      501,691
Investments in equity affiliates        37,336        27,223       27,162
Other assets                           232,424       227,706      232,115
                                    ___________   __________   __________
Total assets                        $5,144,494    $4,986,125   $4,971,099
                                    ===========   ==========   ==========

The accompanying notes are an integral part of these Financial Statements.

                   BOISE CASCADE CORPORATION AND SUBSIDIARIES
                                BALANCE SHEETS
                 (expressed in thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY

                                          September 30        December 31
                                     _______________________   __________
                                        1999         1998         1998
                                     __________   __________   __________
                                            (unaudited)
Current
  Short-term borrowings              $  152,171   $  167,465   $  129,512
  Current portion of long-term debt     107,951       57,143      161,473
  Income taxes payable                      687          -            -
  Accounts payable                      575,773      501,085      499,489
  Accrued liabilities
    Compensation and benefits           153,589      137,730      130,480
    Interest payable                     27,566       39,999       36,166
    Other                               186,633      219,868      172,980
                                     __________   __________   __________
                                      1,204,370    1,123,290    1,130,100
                                     __________   __________   __________
Debt
  Long-term debt, less current
   portion                            1,571,116    1,667,855    1,578,136
  Guarantee of ESOP debt                149,506      171,513      155,731
                                     __________   __________   __________
                                      1,720,622    1,839,368    1,733,867
                                     __________   __________   __________
Other
  Deferred income taxes                 301,384      243,493      257,360
  Other long-term liabilities           252,170      219,339      301,920
                                     __________   __________   __________
                                        553,554      462,832      559,280
                                     __________   __________   __________
Minority interest                       126,814      114,935      116,753
                                     __________   __________   __________
Shareholders' equity
  Preferred stock -- no par value;
   10,000,000 shares authorized;
   Series D ESOP: $.01 stated
   value; 5,032,492; 5,406,548;
   and 5,356,648 shares
   outstanding                          226,462      243,295      241,049
  Deferred ESOP benefit                (149,506)    (171,513)    (155,731)
  Common stock -- $2.50 par value;
   200,000,000 shares authorized;
   57,136,920; 56,333,984; and
   56,338,426 shares outstanding        142,842      140,835      140,846
  Additional paid-in capital            448,267      420,724      420,890
  Retained earnings                     883,329      817,013      791,618
  Accumulated other comprehensive
   income (loss)                        (12,260)      (4,654)      (7,573)
                                     __________   __________   __________
Total shareholders' equity            1,539,134    1,445,700    1,431,099
                                     __________   __________   __________
Total liabilities and shareholders'
 equity                              $5,144,494   $4,986,125   $4,971,099
                                     ==========   ==========   ==========

The accompanying notes are an integral part of these Financial Statements.

                    BOISE CASCADE CORPORATION AND SUBSIDIARIES
                             STATEMENTS OF CASH FLOWS
                             (expressed in thousands)

                                                       Nine Months Ended
                                                          September 30
                                                   ________________________
                                                     1999           1998
                                                   _________      _________
                                                         (unaudited)
Cash provided by (used for) operations
  Net income (loss)                                $ 124,253      $ (25,940)
  Cumulative effect of accounting change,
   net of income tax                                       -          8,590
  Items in net income (loss) not using
   (providing) cash
    Equity in net (income) loss of affiliates         (6,024)         3,720
    Depreciation, amortization, and cost of
     company timber harvested                        213,735        211,320
    Deferred income tax provision                     77,929          6,277
    Minority interest, net of income tax               9,695          7,730
    Restructuring activity                           (36,322)        80,903
    Other                                               (133)       (47,399)
  Receivables                                       (128,018)         4,444
  Inventories                                         25,892         28,112
  Accounts payable and accrued liabilities            49,358         49,151
  Current and deferred income taxes                   (5,623)       (15,667)
  Other                                               10,100         20,437
                                                   _________      _________
    Cash provided by operations                      334,842        331,678
                                                   _________      _________
Cash provided by (used for) investment
  Expenditures for property and equipment           (161,032)      (175,805)
  Expenditures for timber and timberlands             (2,855)        (6,973)
  Investments in equity affiliates, net                  (80)          (429)
  Purchases of assets                                (97,842)        (4,042)
  Other                                              (16,728)       (18,995)
                                                   _________      _________
    Cash used for investment                        (278,537)      (206,244)
                                                   _________      _________
Cash provided by (used for) financing
  Cash dividends paid
    Common stock                                     (25,438)       (25,324)
    Preferred stock                                   (8,796)       (12,911)
                                                   _________      _________
                                                     (34,234)       (38,235)
  Short-term borrowings                               22,659         72,665
  Additions to long-term debt                        143,834        179,672
  Payments of long-term debt                        (206,220)      (212,308)
  Series F preferred stock redemption                    -         (115,005)
  Other                                               13,405         (3,146)
                                                   _________      _________
    Cash used for financing                          (60,556)      (116,357)
                                                   _________      _________
Increase (decrease) in cash and cash equivalents      (4,251)         9,077
Balance at beginning of the year                      74,368         63,586
                                                   _________      _________
Balance at September 30                            $  70,117      $  72,663
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

     The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included. The net income (loss) for the three and nine months ended September 30, 1999 and 1998, necessarily involved estimates and accruals. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2) OTHER (INCOME) EXPENSE, NET. "Other (income) expense, net" includes gains and losses on the sale and disposition of property and other miscellaneous income and expense items. The components of "Other (income) expense, net" in the Statements of Income (Loss) are as follows:



                              Three Months Ended       Nine Months Ended
                                September 30             September 30
                            ___________________    _____________________
                               1999      1998        1999          1998
                            ________   ________    ________     ________
                                         (expressed in thousands)
Restructuring activity      $    -     $    -      $(35,526)    $ 80,903
Medford fire                     -      (45,000)        -        (45,000)

Other, net                     1,802     (6,860)      4,622       (6,253)
                            ________   ________    ________     ________

                            $  1,802   $(51,860)   $(30,904)    $ 29,650
                            ========   ========    ========     ========


On September 6, 1998, our Medford, Oregon, plywood plant was severely damaged by fire. In the third quarter of 1998, we recorded a net gain related to an insurance settlement for this fire. For discussion of the restructuring activity, see Note 13.

(3) NET INCOME (LOSS) PER COMMON SHARE. Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by applicable shares outstanding. For the nine months ended
     September 30, 1998, the computation of diluted net loss per share was antidilutive; therefore, amounts reported for basic and diluted loss were the same.



                                         Three Months Ended   Nine Months Ended
                                            September 30        September 30
                                         __________________  __________________
                                           1999      1998      1999      1998
                                         ________  ________  ________  ________
                                                (expressed in thousands)
     BASIC
     Net income (loss) as reported,
      before cumulative effect of
      accounting change                 $ 49,048  $ 47,050  $124,253  $(17,350)
       Preferred dividends(a)             (3,429)   (3,515)  (10,284)  (12,094)
       Excess of Series F Preferred
        Stock redemption price over
        carrying value(b)                    -         -         -      (3,958)
                                        ________  ________  ________  ________
     Basic income (loss) before
      cumulative effect of
      accounting change                   45,619    43,535   113,969   (33,402)
     Cumulative effect of accounting
      change, net of income tax              -         -         -      (8,590)
                                        ________  ________  ________  ________
       Basic income (loss)              $ 45,619  $ 43,535  $113,969  $(41,992)
                                        ========  ========  ========  ========
     Average shares outstanding used
      to determine basic income
      (loss) per common share             57,078    56,332    56,685    56,297
                                        ========  ========  ========  ========
     DILUTED
     Basic income (loss) before
      cumulative effect of
      accounting change                 $ 45,619  $ 43,535  $113,969  $(33,402)
       Preferred dividends
        eliminated                         3,429     3,515    10,284       -
       Supplemental ESOP
        contribution                      (2,930)   (3,001)   (8,790)      -
                                        ________  ________  ________  ________
     Diluted income (loss) before
      cumulative effect of
      accounting change                   46,118    44,049   115,463   (33,402)
     Cumulative effect of accounting
      change, net of income tax              -         -         -      (8,590)
                                        ________  ________  ________  ________
     Diluted income (loss)              $ 46,118  $ 44,049  $115,463  $(41,992)
                                        ========  ========  ========  ========
     Average shares outstanding used
      to determine basic income
      (loss) per common share             57,078    56,332    56,685    56,297
       Stock options and other               499       134       430       -
       Series D conversion preferred
        stock                              4,090     4,383     4,178       -
                                        ________  ________  ________  ________
     Average shares used to
      determine diluted income
      (loss) per common share             61,667    60,849    61,293    56,297
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

(4) COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) for the periods include the following:

                                     Three Months Ended    Nine Months Ended
                                       September 30          September 30
                                    ___________________   ___________________
                                      1999       1998       1999       1998
                                    ________   ________   ________   ________
                                              (expressed in thousands)

     Net income (loss)              $ 49,048   $ 47,050   $124,253   $(25,940)
     Other comprehensive
      income (loss)
       Cumulative foreign
        currency translation
        adjustment, net of
        income taxes                   3,108      2,721     (4,687)     3,956
                                    ________   ________   ________   ________
     Comprehensive income (loss),
      net of income taxes           $ 52,156   $ 49,771   $119,566   $(21,984)
                                    ========   ========   ========   ========




(5) RECEIVABLES. In late September 1998, we sold fractional ownership interests in a defined pool of trade accounts receivable. At September 30, 1999, and December 31, 1998, $100.0 million and
     $79.0 million of sold accounts receivable were excluded from receivables in the accompanying balance sheets. The portion of fractional ownership interest retained by us is included in accounts receivable in the balance sheets. The increase in sold accounts receivable over the amount at December 31, 1998, also represents an increase in cash provided by operations for the nine months ended September 30, 1999. This program represents a revolving sale of receivables committed to by the purchasers for 364 days and is subject to renewal. Costs related to the program are included in "Other (income) expense, net" in the Statements of Income (Loss). Under the accounts receivable sale agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables, and the historical performance of the receivables we sell.

(6) DEFERRED SOFTWARE COSTS. We defer certain software costs that benefit future years. These costs are amortized on the straight-line method over the expected useful life of the product. "Other assets" in the balance sheets include deferred software costs of $51.3 million, $36.9 million, and $47.1 million at September 30, 1999 and 1998, and December 31, 1998.

     AICPA Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," became effective beginning in 1999. We account for software costs in accordance with this statement. The implementation of this statement had no financial statement impact on us.

(7)  INVENTORIES.  Inventories include the following:



                                                September 30     December 31
                                             __________________  ___________
                                               1999      1998       1998
                                             ________  ________  ___________
                                                 (expressed in thousands)
      Finished goods and work in process     $506,614  $458,999    $456,577
      Logs                                     63,246    74,097      87,688
      Other raw materials and supplies        145,167   145,144     145,319
      LIFO reserve                            (62,202)  (76,273)    (64,366)
                                             ________  ________    ________
                                             $652,825  $601,967    $625,218
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

(9) INCOME TAXES. We used an estimated annual tax provision rate of 40.5% for the nine months ended September 30, 1999. Due to low income levels, the tax benefit rate for the nine months ended September 30, 1998, was not meaningful. Our actual 1998 benefit rate was 5.7%. Excluding nonroutine items in 1998, the annual tax provision rate would have been 44%. Our tax rate is subject to fluctuations due primarily to the sensitivity of the rate to low income levels, the impact of nonroutine items, and the mix of income sources.

     For the three and nine months ended September 30, 1999, we paid income taxes, net of refunds received, of $5.2 million and $12.5 million. We paid $1.2 million and $10.3 million for the same periods in 1998.

(10) DEBT. At September 30, 1999, we had a revolving credit agreement with a group of banks that permits us to borrow as much as $600.0 million at variable interest rates based on customary indices. This agreement expires in June 2002. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. Under this agreement, the payment of dividends is dependent upon the existence of and the amount of net worth in excess of the defined minimum. Our net worth at September 30, 1999, exceeded the defined minimum by $176.7 million. At September 30, 1999, there were $195.0 million of borrowings outstanding under this agreement.

     Our majority-owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), has a $450.0 million revolving credit agreement with a group of banks that expires in June 2001 and provides variable interest rates based on customary indices. The BCOP revolving credit facility contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. BCOP may, subject to the covenants contained in the credit agreement and to market conditions, raise additional funds through the agreement and through other external debt or equity financings in the future. Borrowings under BCOP's agreement were $155.0 million at September 30, 1999.

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

     Also at September 30, 1999, we had $82.1 million of short-term borrowings outstanding and BCOP had $70.1 million of short-term borrowings outstanding. At September 30, 1998, we had $93.5 million short-term borrowings outstanding, while BCOP had $74.0 million of short-term borrowings outstanding. The maximum amount of short-term borrowings outstanding during the nine months ended September 30, 1999 and 1998, was $293.3 million and $279.9 million. The average amount of short-term borrowings outstanding during the nine months ended September 30, 1999 and 1998, was $162.2 million and $205.9 million. The average interest rate for these borrowings was 5.4% for 1999 and 5.9% for 1998.

     At September 30, 1999, we had $430.0 million and BCOP had
     $150.0 million of unused borrowing capacity registered with the Securities and Exchange Commission for additional debt securities.

     In March 1999, we filed a registration statement covering
     $300.0 million in universal shelf capacity with the Securities and Exchange Commission. We have not yet requested final approval of this registration statement from the Securities and Exchange Commission. Once approved, this registration statement allows us to issue debt and/or equity securities in one or more offerings.

     Cash payments for interest, net of interest capitalized, were $38.5 million and $116.2 million for the three and nine months ended September 30, 1999, and $43.5 million and $121.1 million for the three and nine months ended September 30, 1998.

(11) BOISE CASCADE OFFICE PRODUCTS CORPORATION. During the first nine months of both 1999 and 1998, BCOP completed two acquisitions, all of which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values.

     On January 11, 1999, BCOP acquired the office supply business of Wallace Computer Services, based in Lisle, Illinois. In September 1999, BCOP acquired Supply West, based in Perth, Western Australia. The transactions were completed for cash of $7.6 million and the recording of $2.6 million of acquisition liabilities.

     On January 12, 1998, BCOP acquired the direct marketing business of Fidelity Direct, based in Minneapolis, Minnesota. On February 28, 1998, BCOP acquired the direct marketing business of Sistemas Kalamazoo, based in Spain. These transactions were completed for cash of $4.0 million, debt assumed of $0.2 million, and the recording of $3.8 million of acquisition liabilities.

     If the 1999 acquisitions had occurred on January 1, 1999, and if the 1999 and 1998 acquisitions had occurred on January 1, 1998, there would be no significant change in the results of operations for the first nine months of either 1999 or 1998. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have occurred if the acquisitions had taken place on the dates assumed.

(12) NEW ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. This statement is effective for fiscal years beginning after June 15, 2000. We plan to adopt this statement in the first quarter of 2001. We are in the process of reviewing this new standard. Adoption of this statement is not expected to have a significant impact on our results of operations or financial position.

(13) RESTRUCTURING ACTIVITIES. Late in the second quarter of 1998, we adopted a plan to restructure our wood products manufacturing business and announced the permanent closure of four facilities, including sawmills in Elgin, Oregon; Horseshoe Bend, Idaho; and Fisher, Louisiana; and a plywood plant in Yakima, Washington. Second quarter 1998 results were negatively impacted by $61.9 million for this restructuring charge. We closed the sawmills in Horseshoe Bend and Fisher in 1998. In late May 1999, we decided to indefinitely continue operations at the Elgin and Yakima mills. This decision was based on recent changes in wood supply and costs, product prices, improved plant operations, and the impact of a fire at our Elgin plywood plant in May 1999. As a result of this decision, in the second quarter of 1999, our building products segment reversed previously recorded restructuring charges totaling $35.5 million. Of this amount, $23.5 million reversed restructuring accruals as shown in the table that follows and $12.0 million related to the restoration of the net book value of these two facilities. This adjustment is recorded in "Other (income) expense, net" in the accompanying Statements of Income
     (Loss). The two closed plants had sales of $7.6 million and $30.4 million for the three and nine months ended September 30, 1998. Operating losses for the three and nine months ended September 30, 1998, totaled $2.4 million and $6.7 million.

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

     In the fourth quarter of 1998, we announced a company-wide cost-reduction initiative and the restructuring of certain operations. Specific actions included the elimination of job positions in our manufacturing businesses and Boise headquarters through a combination of early retirements, layoffs, and attrition and the closure of our paper research and development facility in Portland, Oregon. These charges totaled $26.9 million. Also in the fourth quarter of 1998, BCOP announced the closure of eight facilities in the United Kingdom and the integration of selected functions of the operations with their other United Kingdom operations. These BCOP closures were expected to be completed during the first half of 1999 resulting in work force reductions of approximately 140 employees. BCOP also dissolved an unprofitable joint venture in Germany at a cost of about $4.0 million. BCOP restructuring charges totaled $11.1 million.

     During the first quarter 1999, we recorded $4.4 million of additional restructuring expense related to the early retirement program announced in fourth quarter 1998. The noncash charge was for the present value of unrecorded early retirement benefits. These charges were accrued when the retiring individuals legally accepted the early retirement offer.

     During the second quarter of 1999, BCOP revised the amount of the restructuring reserve established in the fourth quarter of 1998, for their United Kingdom operations. The restructuring program was less costly than originally anticipated due to lower legal and professional fees, a sublease of one of the facilities, a decision to retain a small printing portion of the business, and fewer terminations of employees. As a result, BCOP recorded an increase to operating income of approximately $4.0 million in the second quarter of 1999. The increase to income included $0.5 million for reduced employee-related costs and $3.5 million for other exit costs including lower lease costs and lower-than-expected inventory write-downs. The adjustment related to inventory of about $0.8 million is included in "Materials, labor, and other operating expenses" in the accompanying Statements of Income (Loss). The other adjustments are included in "Other (income) expense, net."

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

     Restructuring activities related to these 1998 charges through September 30, 1999, are as follows:




                                     Asset       Employee-    Other
                                     Write-      Related      Exit
                                     Downs       Costs        Costs       Total
                                     ________    ________    ________    ________
                                             (expressed in thousands)
      SECOND QUARTER 1998
           BUILDING PRODUCTS
           1998 expense recorded     $ 27,200    $ 14,000    $ 20,700    $ 61,900
           Assets written down        (27,200)        -           -       (27,200)
           Charges against reserve        -        (4,500)     (1,300)     (5,800)
                                     ________    ________    ________    ________
           Restructuring reserve at
             December 31, 1998            -         9,500      19,400      28,900
           Reserves credited to
             income                       -        (7,300)    (16,200)    (23,500)
           Proceeds from sales of
             assets                       -           -           400         400
           Charges against reserve        -        (1,700)     (1,000)     (2,700)
                                     ________    ________    ________    ________
           Restructuring reserve at
             September 30, 1999      $    -      $    500    $  2,600    $  3,100
                                     ========    ========    ========    ========

           PAPER AND PAPER PRODUCTS
           1998 expense recorded     $ 18,800    $    200    $    -      $ 19,000
           Assets written down        (18,800)        -           -       (18,800)
                                     ________    ________    ________    ________

           Restructuring reserve at
             December 31, 1998            -           200         -           200
           Charges against reserve        -          (200)        -          (200)
                                     ________    ________    ________    ________

           Restructuring reserve at
             September 30, 1999      $    -      $    -      $    -      $    -
                                     ========    ========    ========    ========

      FOURTH QUARTER 1998
           OFFICE PRODUCTS
           1998 expense recorded     $    300    $  1,400    $  9,400    $ 11,100
           Assets written down           (300)       -            -          (300)
           Charges against reserve        -          (200)     (3,300)     (3,500)
                                     ________    ________    ________    ________
           Restructuring reserve at
             December 31, 1998            -         1,200       6,100       7,300
           Reserves credited to
             income                       -          (500)     (3,500)     (4,000)
           Charges against reserve        -          (600)     (1,100)     (1,700)
                                     ________    ________    ________    ________
           Restructuring reserve at
             September 30, 1999      $    -      $    100    $  1,500    $  1,600
                                     ========    ========    ========    ========

           BUILDING PRODUCTS
           1998 expense recorded     $    -      $  2,800    $    -      $  2,800
           Pension liability
             recorded                     -        (2,200)        -        (2,200)
                                     ________    ________    ________    ________

           Restructuring reserve at
             December 31, 1998            -           600         -           600
           Charges against reserve        -          (300)        -          (300)
                                     ________     _______    ________    ________
           Restructuring reserve at
             September 30, 1999      $    -      $    300    $    -      $    300
                                     ========    ========    ========    ========

           PAPER AND PAPER PRODUCTS
           1998 expense recorded     $  7,200    $ 11,300    $    -      $ 18,500
           Assets written down         (7,200)        -           -        (7,200)
           Pension liability
             recorded                     -        (4,500)        -        (4,500)
           Charges against reserve        -          (800)        -          (800)
                                     ________    ________    ________    ________
           Restructuring reserve at
             December 31, 1998            -         6,000         -         6,000
           Reserves credited to
             income                       -          (100)        -          (100)
           Charges against reserve        -        (3,800)        -        (3,800)
                                     ________    ________    ________    ________
           Restructuring reserve at
             September 30, 1999      $    -      $  2,100    $    -      $  2,100
                                     ========    ========    ========    ========

           CORPORATE AND OTHER
           1998 expense recorded     $    -      $  5,200    $    400    $  5,600
           Pension liability
             recorded                     -        (3,200)        -        (3,200)
                                     ________    ________    ________    ________
           Restructuring reserve at
             December 31, 1998            -         2,000         400       2,400
           Expense recorded               -         4,400        -          4,400
           Pension liability
             recorded                     -        (4,400)       -         (4,400)
           Reclass from other
             accounts                     -           500        -            500
           Charges against reserve        -        (2,000)       (100)     (2,100)
                                     ________    ________    ________    ________

           Restructuring reserve at
             September 30, 1999      $    -      $    500    $    300    $    800
                                     ========    ========    ========    ========

      TOTAL SECOND AND FOURTH QUARTER
           1998 expense recorded     $ 53,500     $34,900    $ 30,500    $118,900
           Assets written down        (53,500)        -          -        (53,500)
           Pension liability
             recorded                     -        (9,900)       -         (9,900)
           Charges against reserve        -        (5,500)     (4,600)    (10,100)
                                     ________    ________    ________    ________
           Restructuring reserve at
             December 31, 1998            -        19,500      25,900      45,400
           Expense recorded               -         4,400         -         4,400
           Pension liability
             recorded                     -        (4,400)        -        (4,400)
           Reclass from other
             accounts                     -           500         -           500
           Reserve credited to
             income                       -        (7,900)    (19,700)    (27,600)

           Proceeds from sale of
             assets                       -          -            400         400
           Charges against reserve        -        (8,600)     (2,200)    (10,800)
                                     ________     ________   ________     _______

           Restructuring reserve at
             September 30, 1999      $    -       $ 3,500    $  4,400     $ 7,900
                                     ========     ========   ========     =======




     Charges against the reserve in other exit costs included $4.0 million of costs to dissolve the BCOP joint venture in Germany and the write-down of contracts to their realizable value.

     The impact of the 1999 restructuring charge adjustments described above increased net income $21.9 million and basic and diluted income per share $0.39 and $0.36 for the nine months ended September 30, 1999.

     Second quarter 1998 results were negatively impacted by the $61.9 million restructuring charge in the building products segment described above and a $19.0 million charge in the paper and paper products segment for the revaluation of paper-related assets. These charges reduced net income $65.2 million or $1.16 per basic and diluted share for the nine months ended September 30, 1998.

     The estimated number of employees impacted by the 1998 restructuring activities described above and the number who have left the company as of September 30, 1999, are as follows:

                               Employees To Be
                                Terminated              Employees
                           _____________________       Terminated
                           Original     Revised         Through
                           Estimate     Estimate    September 30, 1999
                           ________    ________     __________________
Second Quarter 1998
  Building products           494          182              182

Fourth Quarter 1998
  Office products             140          100               90
  Building products            40           40               22
  Paper and paper products    212          212              144
  Corporate and other          92           92               51
                             ____         ____             ____
  Total                       978          626              489
                             ====         ====             ====

     In addition to the employees discussed above, we have eliminated approximately another 100 positions by not filling already vacant positions or through normal attrition. No reserves were established related to these job eliminations.

(14) ACQUISITION. On September 16, 1999, we completed the acquisition of Furman Lumber, Inc., a building supplies distributor headquartered in Billerica, Massachusetts, with 12 locations in the eastern, Midwestern, and southern states. The purchase price was approximately $92.7 million, including cash payments of $90.2 million and assumption of debt.

     This acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values.

     The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to our results of operations or our financial position. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired business is included in our operations subsequent to the date of acquisition.

     If this acquisition had occurred on January 1, 1999, pro forma sales for the nine months ended September 30, 1999, would have been $5.6 billion, pro forma net income would have been $126.0 million, and pro forma basic and diluted earnings per share would have been $2.04 and $1.91. If this acquisition had occurred January 1, 1998, pro forma sales for the nine months ended September 30, 1998, would have been $5.1 billion, pro forma net loss would have been $25.0 million, and pro forma basic and diluted loss per share would have been $0.73. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have resulted if the acquisition had occurred on the dates assumed.

(15) SEGMENT INFORMATION. We have had no differences from our last annual report in our basis of segmentation or in our basis of measurement of segment profit or loss. An analysis of our operations by segment is as follows. For a discussion of nonroutine items impacting our segments, see Note 13, Restructuring Activities.


                                                                      Income
                                                                      (Loss)
                                                                      Before
                                                                      Taxes,
                                                                      Minority
                                                                      Interest,
                                                                      and Cumu-
                                                 Sales                lative
                                     ______________________________   Effect of
                                                Inter-                Accounting
                                     Trade      Segment    Total      Change(a)
                                     ________   _______    ________   __________
                                                  (expressed in millions)
     Three Months Ended
     September 30, 1999
       Office products               $  838.4   $     .1   $  838.5   $   34.8
       Building products                585.2        9.0      594.2       60.2
       Paper and paper products         357.6       91.7      449.3       35.3
       Corporate and other                8.0       14.1       22.1       (9.6)
                                     ________   ________   ________   ________
         Total                        1,789.2      114.9    1,904.1      120.7
       Intersegment eliminations        -         (114.9)    (114.9)      -
       Interest expense                 -          -          -          (35.8)
                                     ________   ________   ________   ________
         Consolidated Totals         $1,789.2   $  -       $1,789.2   $   84.9
                                     ========   ========   ========   ========
     Three Months Ended
     September 30, 1998
       Office products               $  760.2   $     .2   $  760.4   $   28.0
       Building products                483.6       10.8      494.4       84.2
       Paper and paper products         347.7       87.9      435.6        8.2
       Corporate and other                6.5       12.9       19.4       (8.8)
                                     ________   ________   ________   ________
         Total                        1,598.0      111.8    1,709.8      111.6
       Intersegment eliminations        -         (111.8)    (111.8)      -
       Interest expense                 -          -          -          (41.0)
                                     ________   ________   ________   ________
         Consolidated Totals         $1,598.0   $  -       $1,598.0   $   70.6
                                     ========   ========   ========   ========
     Nine Months Ended
     September 30, 1999
       Office products               $2,488.1   $     .4   $2,488.5   $  110.4
       Building products              1,555.1       25.2    1,580.3      198.7
       Paper and paper products       1,012.0      257.7    1,269.7       57.8
       Corporate and other               23.2       40.9       64.1      (34.2)
                                     ________   ________   ________   ________
         Total                        5,078.4      324.2    5,402.6      332.7
       Intersegment eliminations        -         (324.2)    (324.2)      -
       Interest expense                 -          -          -         (107.6)
                                     ________   ________   ________   ________
         Consolidated Totals         $5,078.4   $  -       $5,078.4   $  225.1
                                     ========   ========   ========   ========

     Nine Months Ended
     September 30, 1998
       Office products               $2,252.2   $     .9   $2,253.1   $   94.8
       Building products              1,280.8       31.5    1,312.3       30.5
       Paper and paper products       1,075.0      274.3    1,349.3       27.2
       Corporate and other               17.9       42.4       60.3      (29.2)
                                     ________   ________   ________   ________
         Total                        4,625.9      349.1    4,975.0      123.3
       Intersegment eliminations        -         (349.1)    (349.1)      -
       Interest expense                 -          -          -         (121.9)
                                     ________   ________   ________   ________
         Consolidated Totals         $4,625.9   $  -       $4,625.9   $    1.4
                                     ========   ========   ========   ========



     (a) Interest income has been allocated to our segments in the amounts of $700,000 and $1,878,000 for the three and nine months ended September 30, 1999, and $620,000 and $1,790,000 for the three and nine months ended September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

                               Three Months Ended      Nine Months Ended
                                 September 30             September 30
                             _____________________   _____________________
                               1999         1998       1999         1998
                             ________     ________   ________    _________
                            (expressed in millions, except per share data)
Sales                        $1,789.2     $1,598.0   $5,078.4    $4,625.9
Net income (loss)            $   49.0     $   47.1   $  124.3    $  (25.9)
Net income (loss) per
 diluted share               $   0.74     $   0.72   $   1.88    $  (0.75)
Net income before
 nonroutine items            $   49.0     $   12.4   $  102.4    $   13.2
Net income per diluted
 share before
 nonroutine items            $   0.74     $   0.14   $   1.52    $   0.01
                                           (percent of sales)
Materials, labor, and other
 operating expenses             77.4%        79.4%      77.4%       79.1%
Selling and distribution
 expenses                       10.1%        10.3%      10.8%       10.5%
General and administrative
 expenses                        1.7%         2.3%       1.9%        2.4%

In October 1999, we filed an amended 1998 Form 10-K and amended first and second quarter 1999 Form 10-Qs. The amendments decreased the reported net loss in the fourth quarter of 1998 by $2.7 million, or 4 cents per diluted share, and decreased reported net income and diluted income per share in the first quarter of 1999 and year-to-date 1999 by the same amounts. We amended our filings following discussions with the Securities and Exchange Commission concerning the timing of charges related to an early retirement program announced in the fourth quarter of 1998. Additional disclosure was also included in the amended filings. The increased 1999 pretax expense of $4.4 million is recorded in "Other (income) expense, net" in the nine months ended September 30, 1999, Statement of Income.

Additionally, the results for the nine months ended September 30, 1999, included $24.6 million, or 43 cents and 40 cents per basic and diluted share for the reversal of restructuring reserves established in 1998. The results for the three and nine months ended September 30, 1998, included a gain of $34.7 million related to an insurance settlement for a fire at our Medford, Oregon, plywood plant. Basic income per share increased 62 cents and diluted income per share increased 58 cents for the three months ended September 30, 1998. Basic and diluted loss per share was reduced 62 cents for the nine months ended September 30, 1998. The results for the nine months ended September 30, 1998, included a charge of $65.2 million, or $1.16 per basic and diluted share for restructuring charges in the building products segment and the revaluation of paper-related assets in the paper and paper products segment. See Note 13 in the Notes to Quarterly Financial Statements for additional information on our restructuring activities. See also the discussion by segment in this MD&A.

The improvement in materials, labor, and other operating expenses as a percent of sales for the periods presented is primarily due to the increased sales prices which increase sales without a corresponding increase in costs and reduced wood and conversion costs in our building products segment. The higher percentage in selling and distribution expenses for the nine months ended September 30, 1999, compared to the same period in 1998, is due primarily to the increased office products sales which have higher associated selling and distribution costs. General and administrative expenses have decreased as a percentage of sales due in part to our cost reduction efforts as well as leveraging fixed costs over higher sales.

The restructuring and cost-saving efforts announced in 1998 have improved our 1999 results. The following table shows the estimated increase in 1999 operating income compared with the same periods in 1998 as a result of our restructurings and other cost saving initiatives.


                                        Three Months Ended   Nine Months Ended
                                        September 30, 1999   September 30, 1999
                                        __________________   __________________
                                         Cash      Noncash    Cash     Noncash
                                        _______    _______   _______   ________
                                                 (expressed in millions)
Office products
  Improved operating results over 1998
   for restructured European locations  $     -    $   1.2   $     -   $    3.1
Building products
  1998 operating losses for closed
   locations                                2.4          -       5.7        1.0
  Cost savings                              1.0          -       2.0          -
Paper and paper products
  Cost savings                             13.6         .4      33.9        1.1
Corporate and other
  Cost savings                              5.0          -       8.0         -
                                        _______    _______   _______   ________
Total                                   $  22.0    $   1.6   $  49.6   $    5.2
                                        =======    =======   =======   ========



As of January 1, 1998, we adopted the provisions of a new accounting standard, AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities." This statement required the write-off of previously capitalized preoperating costs, which resulted in an after-tax charge of $8.6 million, or 15 cents per basic and diluted share for the nine months ended September 30, 1998. Also included in the nine months ended September 30, 1998, earnings per share is a negative seven cents per basic and diluted share related to the redemption of our Series F preferred stock.

Interest expense was $35.8 million in the third quarter of 1999, compared with $41.0 million in the same period last year. Interest expense was $107.6 million for the first nine months of 1999, compared with $121.9 million in the same period last year. The decreases were due primarily to lower debt levels.

We used an estimated annual tax provision rate of 40.5% for the nine months ended September 30, 1999. Due to low income levels, the tax benefit rate for the nine months ended September 30, 1998, was not meaningful. Our actual 1998 benefit rate was 5.7%. Excluding nonroutine items in 1998, the annual tax provision rate would have been 44%. Our tax rate is subject to fluctuations due primarily to the sensitivity of the rate to low income levels, the impact of nonroutine items, and the mix of income sources.

Office Products Distribution
                               Three Months Ended      Nine Months Ended
                                  September 30            September 30
                             _____________________   _____________________
                               1999         1998       1999         1998
                             ________     ________   ________     ________
                                        (expressed in millions)
Sales                        $  838.5     $  760.4   $2,488.5     $2,253.1
Segment income               $   34.8     $   28.0   $  110.4     $   94.8
Segment income before
 nonroutine items            $   34.8     $   28.0   $  106.4     $   94.8
                                            (percent of sales)
Gross profit                     24.8%        24.8%      25.7%        25.4%
Operating expenses               20.7%        21.1%      21.3%        21.2%
Operating expenses before
 nonroutine items                20.7%        21.1%      21.5%        21.2%
Operating profit                  4.1%         3.7%       4.4%         4.2%
Operating profit before
 nonroutine items                 4.1%         3.7%       4.3%         4.2%

During the second quarter of 1999, BCOP revised the amount of a restructuring reserve for its United Kingdom operations. The restructuring program was less costly than originally anticipated due to lower professional and legal fees, a sublease of one of the facilities, a decision to retain a small printing portion of the business, and fewer terminations of employees. As a result, they recorded an increase to operating income of approximately $4.0 million in the second quarter of 1999. The increase to income included $0.5 million for reduced employee-related costs and $3.5 million for other exit costs including lower lease costs and lower-than-expected inventory write-downs of $0.8 million.

The growth in sales resulted primarily from same-location sales growth. Same-location sales increased 7% in the third quarter of 1999 and for the nine months ended September 30, 1999, compared with the same periods in 1998.

Gross profit increased for the first nine months of 1999 due to higher gross margins in many of BCOP's businesses, with particular strength in BCOP's domestic operations. BCOP's higher margins were primarily the result of lower procurement costs. The decrease in operating expenses in the third quarter resulted, in part, from lower operating costs in Canada as BCOP resolved the warehouse integration issues in its new distribution center. Excluding nonroutine items, the year-to-date increase in operating expenses resulted, in part, from increased investment in growth initiatives and a modest employee-wide bonus program implemented during the last half of 1998. The improvement in operations from the restructuring shown in the previous table was primarily due to the elimination of losses from the disposed of German joint venture.

Building Products
                               Three Months Ended      Nine Months Ended
                                  September 30            September 30
                             _____________________   _____________________
                               1999         1998       1999         1998
                             ________     ________   ________     ________
                                        (expressed in millions)
Sales                        $  594.2     $  494.4   $1,580.3     $1,312.3
Segment income               $   60.2     $   84.2   $  198.7     $   30.5
Segment income before
 nonroutine items            $   60.2     $   37.7   $  163.2     $   45.9

Late in the second quarter of 1998, we adopted a plan to restructure our wood products manufacturing business by permanently closing four facilities, including sawmills in Elgin, Oregon; Horseshoe Bend, Idaho; and Fisher, Louisiana; and a plywood plant in Yakima, Washington. Year-to-date 1998 results were negatively impacted by $61.9 million for this restructuring charge. We closed the sawmills in Horseshoe Bend and Fisher in 1998. In late May 1999, we decided to indefinitely continue operations at the Elgin and Yakima mills. This decision was based on recent changes in wood supply and costs, product prices, improved plant operations, and the impact of a fire at our Elgin plywood plant in May 1999. As a result of this decision, in the second quarter of 1999, our building products segment reversed previously recorded restructuring charges totaling
$35.5 million.

On September 6, 1998, our Medford, Oregon, plywood plant and lumber storage area were severely damaged by fire. In the third quarter of 1998, the building products segment recorded a gain of $46.5 million related to an insurance settlement for this fire.

Excluding these nonroutine items, the increase in results for the three and nine months ended September 30, 1999, is due to improved sales prices, very strong structural panel markets, increases in engineered wood products sales, significant sales growth in building materials distribution, an improved product mix through a reduction in commodity lumber volume, and stable log costs. The increase in operating income for the year was also due to lower wood and conversion costs and our restructuring activities. (See table in this section showing the estimated increase in 1999 operating income compared with the same periods in 1998 as a result of our restructurings and other cost saving initiatives.) The increase in distribution sales was due to higher prices, expansion, and increased market share. The tables below present our sales volumes and prices for selected products.




                                     Three Months Ended     Nine Months Ended
                                         September 30          September 30
                                     ___________________   ____________________
                                       1999       1998       1999       1998
                                     ________   ________   _________  _________
Sales Volumes
  Plywood (1,000 sq. ft. 3/8" basis)  358,092    480,900   1,137,649  1,427,508
  OSB (1,000 sq. ft. 3/8" basis)(a)    96,880     88,409     284,327    253,691
  Lumber (1,000 board ft.)            138,398    142,693     395,849    440,834
  LVL (100 cubic ft.)                  16,086     11,520      43,068     28,783
  I-joists (1000 equivalent
   lineal ft.)                         37,885     32,541     104,628     81,331
  Particleboard (1,000 sq. ft.
   3/4" basis)                         46,367     47,523     142,819    146,226
  Building materials distribution
   (millions of sales dollars)       $    344   $    263    $    874   $    659

(a)	Includes 100% of the sales of Voyageur Panel, of which we own 47%.

Average Net Selling Prices
  Plywood (per 1,000 sq. ft. 3/8"
   basis)                            $    310   $    260    $    288   $    239
  OSB (per 1,000 sq. ft. 3/8" basis)      239        214         205        164
  Lumber (per 1,000 board ft.)            538        469         521        475
  LVL (per 100 cubic ft.)               1,596      1,600       1,594      1,596
  I-joists (per 1,000 equivalent
   lineal ft.)                          1,015      1,001       1,006        995




On September 16, 1999, we completed the acquisition of Furman Lumber, Inc., a privately held building supplies distributor headquartered in Billerica, Massachusetts. The 12 Furman locations, which are located in the eastern, Midwestern, and southern states, will bring us closer to our goal of achieving national coverage in the building distribution business. Had this acquisition occurred on January 1, 1999, the building products segment pro forma sales for the nine months ended September 30, 1999, would have increased approximately $500.0 million. Had the acquisition occurred on January 1, 1998, pro forma sales for the nine months ended September 30, 1998, would have increased $430.0 million. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have occurred if the acquisitions had taken place on the dates assumed. The purchase price was approximately $92.7 million, including cash payments of $90.2 million and assumption of debt.

In May 1999, a fire damaged our Elgin plywood plant. The plant is being rebuilt and is expected to be operating by the end of the year. After paying a $1.5 million deductible which was recorded in corporate and other, the loss is fully insured, including coverage for business interruption losses. This fire and a fire at our Medford plywood plant in September 1998 caused the decrease between periods in plywood sales volume. However, because of the business interruption insurance, there has not been a corresponding decrease in operating income. The Medford plant is being rebuilt and began limited production in September 1999.

Paper and Paper Products
                               Three Months Ended      Nine Months Ended
                                  September 30            September 30
                             _____________________   _____________________
                               1999         1998       1999         1998
                             ________     ________   ________     ________
                                        (expressed in millions)
  Sales                      $  449.3     $  435.6   $1,269.7     $1,349.3
  Segment income             $   35.3     $    8.2   $   57.8     $   27.2
  Segment income before
   nonroutine items          $   35.3     $    8.2   $   56.6     $   46.2

In second quarter 1999, our paper and paper products segment also adjusted reserves recorded in fourth quarter 1998 for the elimination of job positions and the closure of our research and development facility in Portland, Oregon, to reflect our actual experience. These adjustments increased this segment's year-to-date income $1.2 million. Results for the nine months ended September 30, 1998, were negatively impacted by a $19.0 million charge for the revaluation of paper-related assets.

Excluding the nonroutine items, performance improved in the third quarter due to a 3% increase in unit sales volume and reduced unit costs. Prices, on average, were about flat quarter to quarter. For the year, lower paper prices were offset by slightly increased sales volume and reduced unit costs. Paper segment manufacturing costs per ton in the third quarter of 1999 were 5% lower than in the comparison quarter and 5% lower than in the prior year. These decreases were due to lower fiber costs and our cost reduction efforts. (See table in this section showing the estimated increase in 1999 operating income compared with the same periods in 1998 as a result of our restructurings and other cost saving initiatives.)

The tables below present our sales volumes and prices for our paper grades.

                              Three Months Ended       Nine Months Ended
                                 September 30             September 30
                             _____________________   _____________________
                               1999         1998       1999         1998
                             ________     ________   ________     ________
Sales Volumes
(1,000s of short tons)
  Uncoated free sheet             362          354      1,061        1,058
  Containerboard                  164          154        481          469
  Newsprint                       110          110        314          319
  Market pulp                      36           32        111          107
                             ________     ________   ________     ________
    Total                         672          650      1,967        1,953
                             ========     ========   ========     ========
Average Net Selling Prices
Per Short Ton
  Uncoated free sheet        $    709     $    695   $    681    $     722
  Containerboard                  354          316        322          327
  Newsprint                       383          485        415          492
  Market pulp                     372          375        350          368

FINANCIAL CONDITION AND LIQUIDITY

Operating Activities. Cash provided by operations was $334.8 million for the first nine months of 1999, compared with $331.7 million for the same period in 1998. Improved operating results provided $383.1 million of cash flows from net income items in 1999, offset by $48.3 million of unfavorable changes in working capital items, primarily receivables. In 1998, net income items provided $245.2 million of positive cash flows, and changes in working capital items provided another $86.5 million of positive cash flows. In September 1998, we sold fractional ownership interests in a defined pool of trade accounts receivable. At September 30, 1999, $100 million of the sold accounts receivable were excluded from receivables in the balance sheet. This is an increase of $21.0 million from the December 31, 1998, balance of $79.0 million. This increase represents an increase in cash provided by operations. Our working capital ratio was 1.28:1 at September 30, 1999, compared with 1.27:1 at September 30, 1998. Our working capital ratio was 1.21:1 at December 31, 1998.

Investing Activities. Cash used for investment was $278.5 million and $206.2 million for the first nine months of 1999 and 1998. Cash expenditures for property and equipment and timber and timberlands totaled $163.9 million and $182.8 million for the first nine months of 1999 and 1998. This reduction reflects our focus on reducing our overall level of non-acquisition capital spending. Cash purchases of assets totaled
$97.8 million for the first nine months of 1999, of which $90.2 million was for the purchase of Furman Lumber, Inc. Cash purchases of assets totaled $4.0 million for the first nine months of 1998.

Financing Activities. Cash used for financing was $60.6 million and $116.4 million for the first nine months of 1999 and 1998. Dividend payments totaled $34.2 million and $38.2 million for the first nine months of 1999 and 1998. The decrease is due to the redemption of our Series F preferred stock in February 1998. In both years, our quarterly dividend was 15 cents per common share. For the first nine months of 1999, short-term borrowings, primarily notes payable and commercial paper, provided cash of $22.7 million compared with $72.7 million for the first nine months of 1998. The higher short-term borrowings in the first nine months of 1998 were used to fund the redemption of the Series F preferred stock for $115 million in cash. Net payments of long-term debt used $62.4 million in the first nine months of 1999 compared with $32.6 million for the same period in 1998. In February 1999, we redeemed our $100.0 million, 9.875% notes.

At September 30, 1999 and 1998, we had $2.0 billion and $2.1 billion of debt outstanding. At December 31, 1998, we had $2.0 billion of debt outstanding. Our debt-to-equity ratio was 1.29:1 and 1.43:1 at September 30, 1999 and 1998. Our debt-to-equity ratio was 1.41:1 at December 31, 1998.

Our debt and debt-to-equity ratio include the guarantee by the company of the remaining $149.5 million of debt incurred by the trustee of our leveraged Employee Stock Ownership Plan. While that guarantee has a negative impact on our debt-to-equity ratio, it has virtually no effect on our cash coverage ratios or on other measures of our financial strength.

We have a revolving credit agreement with a group of banks that permits us to borrow as much as $600.0 million based on customary indices. As of September 30, 1999, borrowings under the agreement totaled $195.0 million. When the agreement expires in June 2002, any amount outstanding will be due and payable. In October 1998, we entered into an interest rate swap with a notional amount of $75.0 million that expires in 2000. This swap results in an effective fixed interest rate with respect to $75.0 million of our revolving credit agreement borrowings. The payment of dividends is dependent on the existence of and the amount of net worth in excess of the defined minimum under the agreement. As of September 30, 1999, we were in compliance with our debt covenants, and our net worth exceeded the defined minimum by $176.7 million.

BCOP has a $450.0 million revolving credit agreement with a group of banks that expires in June 2001 and provides variable interest rates based on customary indices. In October 1998, BCOP entered into an interest rate swap with a notional amount of $25.0 million that expires in 2000. This swap results in an effective fixed interest rate with respect to $25.0 million of BCOP's revolving credit agreement borrowings. As of September 30, 1999, BCOP had outstanding borrowings of $155.0 million under this agreement and was in compliance with its debt covenants.

At September 30, 1999, we had $430.0 million and BCOP had $150.0 million of unused borrowing capacity registered with the Securities and Exchange Commission.

In March 1999, we filed a registration statement covering $300.0 million in universal shelf capacity with the Securities and Exchange Commission. We have not yet requested final approval of this registration statement from the Securities and Exchange Commission. Once approved, this registration statement allows us to issue debt and/or equity securities in one or more offerings.

At September 30, 1999, we had $82.1 million of short-term borrowings outstanding, and BCOP had $70.1 million of short-term borrowings outstanding. At September 30, 1998, we had $93.5 million of short-term borrowings outstanding, while BCOP had $74.0 million of short-term borrowings outstanding. At December 31, 1998, we had $57.4 million of short-term borrowings outstanding, while BCOP had $72.1 million of short-term borrowings outstanding.

During early October 1999, we completed the sale of 56,000 acres of timberland in Central Washington to U.S. Timberlands Yakima L.L.C., an affiliate of U.S. Timberlands Company L.P. The pretax gain on the sale was $47.0 million and will be recorded in fourth quarter 1999. The net cash proceeds after transaction costs and adjustments for timber harvested were $50.2 million.

We expect the restructuring programs announced in 1998 to be cash flow positive in 1999. We estimate that the programs will require cash outlays before any savings of approximately $12.0 million in 1999. These expected cash payments in 1999 include $10.0 million for employee-related costs and $2.0 million for lease and other contract terminations. We spent approximately $10.0 million in the first nine months of 1999, including $8.0 million for employee-related costs and $2.0 million for lease and other contract terminations. Cash requirements related to our restructuring in 2000 and beyond are expected to total $4.0 million with most of that occurring in 2000 or early 2001. This and our other cash requirements will be funded through a combination of cash flows from operations, borrowings under our existing credit facilities, and issuance of new debt or equity securities.

Our results of operations are not materially effected by seasonal sales variances or inflation.

OUTLOOK

Our paper and office products distribution segments should continue to strengthen over the remainder of the year. Our building products segment should also perform well but at a lower level than in the third quarter due to seasonal falloff in product prices.

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

TIMBER SUPPLY

In recent years, the amount of timber available for commercial harvest in the United States has declined due to environmental litigation, changes in government policy, and other factors. More constraints on available timber supply may be imposed. As a result, we cannot accurately predict future log supply. In 1998, we closed sawmills in Fisher, Louisiana, and Horseshoe Bend, Idaho, partly because of reductions in timber supply and consequent increases in timber costs. Additional curtailments or closures of our wood products manufacturing facilities are possible. We are currently able to meet our timber requirements through a combination of public and private sources and our more than two million acres of owned or controlled timberland.

YEAR 2000 COMPUTER ISSUE

Over the last two years, we have been replacing many of our business computer systems to realize cost savings and process improvements. These replacements, all of which are year 2000-compliant, will be completed before the year 2000. Many of the costs associated with these replacements have been and will be deferred and amortized over approximately five years. (See Note 6 in the Notes to Financial Statements.) A year 2000-compliance assessment was completed in 1998. Many of the existing systems were found to be compliant. We have implemented appropriate modifications of the noncompliant systems. We expect to complete all necessary changes before year-end 1999.

We have surveyed our critical suppliers and customers to determine whether critical processes may be impacted by a lack of year 2000 compliance. Our critical suppliers and customers have confirmed that they are or have plans to be compliant by year-end 1999.

Incremental costs to make our systems compliant are expected to be about $10.0 million. These costs are being expensed as incurred. Approximately $8.4 million had been spent through September 30, 1999.

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

Our discussion of the year 2000 computer issue contains forward-looking information. We believe that our critical computer systems will be year 2000-compliant and that the costs to achieve compliance will not materially affect our financial condition, operating results, or cash flows. Nevertheless, factors that could cause actual results to differ from our expectations include the successful implementation of year 2000 initiatives by our customers and suppliers and our ability to successfully identify and correct all systems affected by the year 2000 issue.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates and currency rates expose the company to financial market risk. Our debt is predominantly fixed-rate. We experience only modest changes in interest expense when market interest rates change. Most foreign currency transactions have been conducted in the local currencies, limiting our exposure to changes in currency rates. Consequently, our market risk-sensitive instruments do not subject us to material market risk exposure. Changes in our debt and our continued international expansion could increase these risks. To manage volatility relating to these exposures, we may enter into various derivative transactions such as interest rate swaps, rate hedge agreements, and forward exchange contracts. Interest rate swaps and rate hedge agreements are used to hedge underlying debt obligations or anticipated transactions. For qualifying hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the swap or underlying debt. Gains and losses related to qualifying hedges of foreign currency firm commitments and anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. All other forward exchange contracts are marked to market, and unrealized gains and losses are included in current period net income. We had no material changes in market risk since December 31, 1998. We had no material exposure to losses from derivative financial instruments held at September 30, 1999. We do not use derivative financial instruments for trading purposes.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In December 1998, the Maine Department of Environmental Protection issued Notices of Violation for air and water permit exceedances at the Rumford, Maine, pulp and paper mill for the period 1994 until the mill was sold in 1996. We have reached a settlement in principle with the Maine DEP, and we expect to finalize the agreement in the fourth quarter. Penalties were agreed upon at $115,950.

Reference is made to our annual report on Form 10-K/A for the year ended December 31, 1998, and to our quarterly report on Form 10-Q/A for the quarter ended June 30, 1999, for information concerning other legal proceedings.

ITEM 2.  CHANGES IN SECURITIES

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits.

          Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

    (b)   Reports on Form 8-K.

          We issued a news release on September 16, 1999, announcing the completion of the Furman Lumber, Inc. acquisition.

          No other Form 8-Ks were filed during the third quarter of 1999.

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

                                             BOISE CASCADE CORPORATION


    As Duly Authorized Officer and
    Chief Accounting Officer:                /s/ Tom E. Carlile
                                             __________________________
                                             Tom E. Carlile
                                             Vice President and
                                             Controller



Date:  November 12, 1999

                           BOISE CASCADE CORPORATION
                               INDEX TO EXHIBITS
                  Filed With the Quarterly Report on Form 10-Q
                     for the Quarter Ended September 30, 1999

Number        Description                                     Page Number
______        ___________                                     ___________

11            Computation of Per Share Earnings

12.1          Ratio of Earnings to Fixed Charges

12.2          Ratio of Earnings to Combined Fixed
              Charges and Preferred Dividend Requirements

27            Financial Data Schedule