Form 10-K405
period 1999-12-31
BOISE CASCADE CORP
filed 2000-02-29
CIK 12978

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549
                             F O R M  10 - K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold as of the close of business on January 31, 2000: $2,024,081,833

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

                                                Shares Outstanding
               Class                          as of January 31, 2000
    Common Stock, $2.50 par value                  57,217,861

                      Documents incorporated by reference

1. The registrant's annual report for the fiscal year ended December 31, 1999, portions of which are incorporated by reference into Parts I, II, and IV of this Form 10-K, and

2. Portions of the registrant's proxy statement relating to its 2000 annual meeting of shareholders to be held on April 20, 2000 ("Boise Cascade's proxy statement"), are incorporated by reference into Part III of this Form 10-K, and

3. The registrant's Income Statement from the fourth quarter fact book for the three months ended December 31, 1999, is incorporated by reference into Parts II and IV of this Form 10-K.

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

Financial information pertaining to each of our industry segments and to each of our geographic areas for the years 1999, 1998, and 1997 is presented in Note 10, "Segment Information," of the Notes to Financial Statements of our 1999 Annual Report and is incorporated by reference.

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

We engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. It is our policy to review our operations periodically and to dispose of assets which fail to meet our criteria for return on investment or which cease to warrant retention for other reasons. (See Notes 1, 6, 8, and 9 of the Notes to Financial Statements of our 1999 Annual Report. This information is incorporated by reference.)

OFFICE PRODUCTS

In April 1995, our then wholly owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), completed an initial public offering of 10,637,500 shares of common stock at a price of $12.50 per share after giving effect to a two-for-one stock split in the form of a dividend in May 1996. After the offering, Boise Cascade owned 82.7% of BCOP's outstanding common stock. At December 31, 1999, we owned 81.1% of BCOP's outstanding common stock. In December 1999, we announced a proposal to acquire the minority public shares of BCOP. We believe the reintegration of BCOP with Boise Cascade would enhance BCOP's operating flexibility and allow management to concentrate fully on its aggressive internal growth initiatives. (See Note 6 of the Notes to Financial Statements of our 1999 Annual Report. This information is incorporated by reference.)

BCOP distributes a broad line of items for the office, including office and computer supplies, paper, office furniture, and promotional products. All of the products sold by this segment are purchased from manufacturers or from industry wholesalers, except office papers which are sourced primarily from our paper operations. BCOP sells these office products directly to corporate, government, and small- and medium-sized offices in Australia, Belgium, Canada, France, Spain, the United Kingdom, and the United States.

Customers with more than one location are sold to under the terms of one contract (national contract). These national contracts provide consistent pricing and product offerings to multiple locations. If the customer desires, we also provide summary billings, usage reporting, and other special services. At January 31, 2000, BCOP operated 64 distribution centers. BCOP also operates four retail office supply stores in Hawaii and approximately 70 retail stores in Canada. During 1999, BCOP completed acquisitions of two businesses.

BCOP sales for 1999, 1998, 1997, 1996, and 1995 were $3,382 million,
$3,067 million, $2,597 million, $1,986 million, and $1,316 million.

BUILDING PRODUCTS

Boise Cascade is a major producer of lumber, plywood, and particleboard, together with a variety of specialty wood products. We also manufacture engineered wood products consisting of laminated veneer lumber (LVL), which is a high-strength engineered structural lumber product, and wood I-joists that incorporate the LVL technology. Most of our production is sold to independent wholesalers and dealers and through our own wholesale building materials distribution outlets. Our wood products are used primarily in housing, industrial construction, and a variety of manufactured products. Wood products manufacturing sales for 1999, 1998, 1997, 1996, and 1995 were $910 million, $861 million, $913 million, $867 million, and $977 million.

The following table sets forth annual practical capacities of our wood products facilities as of December 31, 1999, and 1999 production:



                                               Number           Capacity
                                                of                  at
                                               Mills       December 31, 1999(1)  Production
                                               ______      __________________     __________
                                                                          (millions)
Plywood and veneer (sq. ft.) (3/8" basis)         12            1,810             1,544
Lumber (board feet)                                8              530               518
Particleboard (sq. ft.) (3/4" basis)               1              200               187
Oriented strand board (sq. ft.)(2)                 1              400               371
Laminated veneer lumber (LVL) (cubic feet)(3)      2               18              11.2


(1) Capacity is production assuming normal operating shift configurations.

(2)  In 1995, we formed a joint venture to build an oriented strand board
     (OSB) plant in Barwick, Ontario, Canada. We own 47% of the joint venture and account for it on the equity method. The 400 million square feet of annual capacity represents 100% of the production volume. The plant began production in 1997.

(3)  A portion of LVL production is used in the manufacture of I-joists.

Boise Cascade operates 28 wholesale building materials distribution facilities. In January 1999, we started up a facility in Chicago, Illinois. In September 1999, we acquired Furman Lumber, Inc., a U.S. building materials distributor headquartered in Billerica, Massachusetts, with 12 locations in the East, Midwest, and South. These operations market a wide range of building materials, including lumber, plywood, particleboard, engineered wood products, roofing, insulation, doors, builders' hardware, and related products. These products are distributed to retail lumber dealers, home centers specializing in the do-it-yourself market, and industrial customers. A portion (approximately 22% in 1999) of the wood products required by our building materials distribution facilities is provided by our manufacturing facilities, and the balance is purchased from outside sources.

The following table sets forth sales volumes of our manufactured wood products and sales dollars for our building materials distribution business for the years indicated:



                                  1999     1998     1997     1996     1995
                                 ______   ______   ______   ______   ______
                                                   (millions)
Plywood (square feet -
  3/8" basis)                     1,529    1,815    1,836    1,873    1,865
Lumber (board feet)                 517      572      657      692      711
Particleboard (square feet -
  3/4" basis)                       187      190      195      195      196
Oriented strand board (square
  Feet-3/8" basis)(1)               374      347      151      -         -
Laminated veneer lumber
  (cubic feet)                      5.5      3.8      2.7      2.2      1.8
I-joists (eq. lineal feet)          135      106       82       74       61
Building materials distribution
  (sales dollars)                $1,273   $  861   $  732   $  690   $  598



(1) Includes 100% of the sales volume from our joint venture, of which we own 47%.

TIMBER RESOURCES

Boise Cascade owns or controls approximately 2.3 million acres of timberland in the U.S. The amount of timber we harvest each year from our timber resources, compared with the amount we purchase from outside sources, varies according to the price and supply of timber for sale on the open market and according to what we deem to be in the interest of sound management of our timberlands. During 1999, 50% of our timber needs were received from private sources, 10% were received from governmental sources, and 40% were provided from internal sources. During 1998, these percentages were 50%, 11%, and 39% and in 1997 were 54%, 12%, and 34%. Long-term leases generally provide Boise Cascade with timber harvesting rights and carry with them the responsibility for management of the timberlands. The average remaining life of all leases and contracts is in excess of 40 years. In addition, we have an option to purchase approximately 205,000 acres of timberland under lease and/or contract in the South. We seek to maximize the utilization of our timberlands through efficient management so that the timberlands will provide a continuous supply of wood for future needs. Site preparation, planting, fertilizing, thinning, and logging techniques are being improved through a variety of methods, including genetic research and computerization. During 1999, our mills processed approximately 0.9 billion board feet of sawtimber (timber used to make lumber and veneer) and 1.6 million cords of pulpwood (timber used in paper making); 45% of the sawtimber and 46% of the pulpwood were harvested from our timber resources, and the balance was acquired from various private and government sources. Approximately 62% of the
1.0 million bone-dry units (a bone-dry unit is 2,400 dry pounds) of hardwood and softwood chips consumed by our Northwest pulp and paper mills in 1999 were provided from a whole-log chipping facility, our cottonwood fiber farm, and our Northwest wood products manufacturing facilities as residuals from the processing of solid wood products. Of the 519,000 bone-dry units of residual chips used in the South, 42% were provided by our Southern wood products manufacturing facilities. Our timberlands are managed as part of our building products and paper and paper products segments. The impact of our timberlands on our results of operations is included in these segments.

At December 31, 1999, 1998, and 1997, the acreages of owned or controlled timber resources by geographic area and the approximate percentages of total fiber requirements available from our respective timber resources in these areas and from the residuals from processed purchased logs are shown in the following table:



                             Northwest(1)          Midwest(2)             South(3)            Total(4)
                         ___________________  ___________________  ___________________  ___________________
                          1999   1998   1997   1999   1998   1997   1999   1998   1997   1999  1998   1997
                         _____  _____  _____  _____  _____  _____  _____  _____  _____  _____  _____  _____
                                                                 (thousands of acres)

Fee                      1,277  1,333  1,331    308    308    308    418    418    418  2,003  2,059  2,057
Leases and contracts        30     44     51    -      -      -      287    285    284    317    329    335
                         _____  _____  _____  _____  _____  _____  _____  _____  _____  _____  _____  _____
                         1,307  1,377  1,382    308    308    308    705    703    702  2,320  2,388  2,392
Approximate % of
 total fiber
 requirements
 available from:(5)
  Owned and controlled
    timber resources        29%    29%    25%    23%    23%    23%    37%    39%    25%    31%    32%    25%
  Residuals from
    processed purchased
    logs                    11     11     13    -      -      -        4      4      6      8      7      9
                         _____  _____  _____  _____  _____  _____  _____  _____  _____  _____  _____  _____
 Total                      40%    40%    38%    23%    23%    23%    41%    43%    31%    39%    39%    34%



(1)    Principally sawtimber.

(2)    Principally pulpwood.

(3)    Sawtimber and pulpwood.

(4) On December 31, 1999, our inventory of merchantable sawtimber was approximately 6.8 billion board feet, and our inventory of pulpwood was approximately 11.1 million cords. At December 31, 1998, these inventories were approximately 7.7 billion board feet and approximately 8.0 million cords, and at December 31, 1997, these inventories were approximately 7.7 billion board feet and approximately 7.8 million cords.

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

Additional information pertaining to our timber resources is presented under the caption "Timber Supply and Environmental Issues" of the Financial Review of our 1999 Annual Report. This information is incorporated by reference.

PAPER AND PAPER PRODUCTS

Boise Cascade is a major North American pulp and paper producer with five paper mills. The total annual practical capacity of the mills was approximately 2.9 million tons at December 31, 1999. Our products are sold to distributors and industrial customers primarily by our own sales personnel.

The products manufactured by Boise Cascade, made both from virgin and recycled fibers, include uncoated business, printing, forms, and converting papers; newsprint; containerboard; and market pulp. These products are available for sale to the related paper markets, and a number of these products are sold through our office products distribution operations. In addition, containerboard is used by Boise Cascade in the manufacture of corrugated containers.

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

The following table sets forth annual practical capacities of our paper manufacturing locations as of December 31, 1999, and 1999 production:



                                   Number         Capacity
                                     of              at
                                  Machines    December 31, 1999 (1)   Production
                                  ________   __________________       __________
                                                      (tons)
PULP AND PAPER MILLS
Jackson, Alabama
  Uncoated free sheet                   2          505,000               443,131
DeRidder, Louisiana
  Containerboard                        1          540,000               539,341
  Newsprint                             2          435,000               420,102
International Falls, Minnesota
  Uncoated free sheet                   4          550,000               518,766
St. Helens, Oregon
  Uncoated free sheet                   3          255,000               239,391
  Market pulp                           -          105,000                80,296
Wallula, Washington
  Uncoated free sheet                   1          235,000               225,704
  Market pulp                           1          135,000               119,771
  Containerboard                        1          120,000               118,660
                                   ________      _________            __________
    Total                              15        2,880,000             2,705,162
                                   ========      =========            ==========
ANNUAL CAPACITY BY PRODUCT
Uncoated free sheet                              1,545,000
Containerboard                                     660,000
Newsprint                                          435,000
Market pulp                                        240,000
                                                 _________
  Total                                          2,880,000
                                                 =========



(1) Capacity assumes 24-hour days, 365 days per year, except for days allotted for planned maintenance.

The following table sets forth sales volumes of paper and paper products for the years indicated:

                          1999     1998     1997       1996      1995
                         ______   ______    ______    ______    ______
                                     (thousands of tons)
Paper
Uncoated free sheet       1,426    1,403     1,314     1,167     1,177
Containerboard              655      624       604       563       602
Newsprint                   422      431       440       411       416
Market pulp                 149      129       161       230       217
Discontinued grades         -          -       -         260       428
                         ______   ______    ______    ______    ______
                          2,652    2,587     2,519     2,631     2,840

                                    (millions of square feet)

Corrugated Containers     4,681    4,182     3,568     3,201     3,114

In November 1996, we completed the sale of our coated publication paper business, consisting primarily of our pulp and paper mill in Rumford, Maine, and 667,000 acres of timberlands, to The Mead Corporation.

We announced in December 1999 that we are reviewing strategic alternatives for our paper mill in DeRidder, Louisiana, and seven corrugated container plants. The alternatives could include the sale of all or part of these assets. If there is a transaction, our intent is to use the capital from these facilities to expand our growing distribution businesses, reduce debt, and/or return cash directly to shareholders. The newsprint and packaging businesses have been an important but increasingly smaller part of our production mix for many years. Over the past five years, we've focused our paper business on uncoated free sheet and value-added papers and the distribution of these grades through BCOP. Reducing or eliminating our newsprint and containerboard production will enable us to move further in this strategic direction.

COMPETITION

The markets we serve are highly competitive, with a number of substantial companies operating in each. We compete in our markets principally through price, service, quality, and value-added products and services.

ENVIRONMENTAL ISSUES

Our discussion of environmental issues is presented under the caption "Timber Supply and Environmental Issues" of the Financial Review of our 1999 Annual Report. This information is incorporated by reference. In addition, environmental issues are discussed under "Item 3. Legal Proceedings," of this Form 10-K.

EMPLOYEES

As of December 31, 1999, we had 23,726 employees, 6,310 of whom were covered under collective bargaining agreements. In 1999, we obtained a labor contract extension effective until 2004 covering our International Falls, Minnesota, pulp and paper mill. We also obtained labor contract extensions at our DeRidder, Louisiana, and Jackson, Alabama, paper locations. These extensions are effective until 2005 and 2006. In June 2000, contracts covering approximately 1,800 workers in our Northwest building products manufacturing facilities are scheduled to expire.

IDENTIFICATION OF EXECUTIVE OFFICERS

Information with respect to our executive officers is set forth in "Item
10. Directors and Executive Officers of the Registrant" of this Form 10-K and is incorporated into this Part I by reference.

CAPITAL INVESTMENT

Information concerning our capital expenditures is presented under the caption "Investing Activities" and in the table titled "1999 Capital Investment by Business" of the Financial Review section of our 1999 Annual Report. This information is incorporated by reference.

ENERGY

The paper and paper products segment is our primary energy user. Self-generated energy sources in this segment, such as wood wastes, pulping liquors, and hydroelectric power, provided 58% of total 1999 energy requirements, compared with 59% in 1998 and 57% in 1997. The energy requirements fulfilled by purchased sources in 1999 were as follows: natural gas, 68%; electricity, 28%; and residual fuel oil, 4%.

ITEM 2.   PROPERTIES

We own substantially all of our facilities other than those in our office products subsidiary. The majority of the office products facilities are rented under operating leases. Regular maintenance, renewal, and new construction programs have preserved the operating suitability and adequacy of our properties. Our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We own substantially all equipment used in our facilities. Information concerning productive capacity and the utilization of our manufacturing facilities is presented in Item 1 of this Form 10-K.

Following is a list of our facilities by segment as of January 31, 2000. Information concerning timber resources is presented in Item 1 of this Form 10-K.

OFFICE PRODUCTS

64 distribution centers located in Arizona, California (2), Colorado, Connecticut, Delaware, District of Columbia, Florida (2), Georgia, Hawaii, Idaho, Illinois, Indiana, Kentucky, Maine, Massachusetts, Michigan, Minnesota, Missouri (2), Nevada (2), New Mexico, New York (2), North Carolina, Ohio (3), Oklahoma, Oregon (2), Pennsylvania (2), Tennessee (2), Texas (2), Utah, Vermont, Virginia, Washington (2), Wisconsin, Australia
(7), Canada (7), France (2), Spain, and the United Kingdom (2).

Approximately 74 retail outlets located in Canada and Hawaii.

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

28 wholesale building materials units located in Arizona, Colorado (2), Florida, Georgia, Idaho (2), Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Montana, New Hampshire, New Jersey, New Mexico, North Carolina, Oklahoma, Tennessee, Texas (3), Utah, and Washington (4).

PAPER AND PAPER PRODUCTS

5 pulp and paper mills located in Alabama, Louisiana, Minnesota, Oregon, and Washington.

6 regional service centers located in California, Georgia, Illinois, New Jersey, Oregon, and Texas.

2 converting facilities located in Oregon and Washington.

7 corrugated container plants located in Idaho (2), Nevada, Oregon, Utah, and Washington (2).

ITEM 3.   LEGAL PROCEEDINGS

A number of lawsuits have been filed against the company arising out of its former manufacture and sale of hardboard siding products. These lawsuits allege that siding manufactured by the company was inherently defective when used as exterior cladding for buildings. Five of these lawsuits seek certification as class actions. The litigants in these actions are owners of structures bearing hardboard siding manufactured by the company. Four of these five cases seek certification of statewide classes of plaintiffs (Illinois, Oregon, and Texas), while the fifth case seeks certification of a nationwide class of mobile home owners. To date, no court has granted class certification. The lawsuits seek to declare the company financially responsible for the repair and replacement of the siding, to make restitution to the class members, and to award each class member compensatory and enhanced damages. The company discontinued manufacturing the hardboard siding product that is the subject of these lawsuits in 1984. We believe there are valid factual and legal defenses to these cases and will resist the certification of any class and vigorously defend all claims alleged by the plaintiffs.

We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws with respect to 34 active sites where hazardous substances or other contaminants are located. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations, our experience with respect to cleanup of hazardous substances, the fact that expenditures will, in many cases, be incurred over extended periods of time, and the number of solvent potentially responsible parties, we do not presently believe that the known actual and potential response costs will, in the aggregate, materially affect our financial condition or operations.

In December 1998, the Maine Department of Environmental Protection issued Notices of Violation for alleged air and water permit exceedances at the Rumford, Maine, pulp and paper mill for the period 1994 until the mill was sold in 1996. In November 1999, the company entered into an Administrative Consent Agreement with the state of Maine, paying $115,950 in full settlement of these allegations.

In December 1999, nine lawsuits were filed against the company, Boise Cascade Office Products Corporation, and BCOP's directors arising out of our proposal to acquire BCOP's outstanding minority public shares. All nine cases were filed in New Castle County, Delaware. The lawsuits allege, among other things, that our proposal was wrongful, unfair, and harmful to BCOP public stockholders. On January 19, 2000, the court, upon stipulation of the parties, signed a consolidation order that combined the nine cases into one matter. We believe there are valid factual and legal defenses to these lawsuits and will vigorously defend all claims alleged by the plaintiffs.

We are also involved in other litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings, including those described in the preceding paragraphs, would not materially affect our financial condition or operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

Our common stock is listed on the New York and Chicago Stock Exchanges.
In January 1999, we voluntarily delisted our common stock and other securities from the Pacific Exchange due to the lack of trading activity. The high and low sales prices for our common stock, as well as the frequency and amount of dividends paid on such stock, is included in Note 12, "Quarterly Results of Operations," of the Notes to Financial Statements in our 1999 Annual Report. Additional information concerning dividends on common stock is presented under the caption "Financing Activities" of the Financial Review section of our 1999 Annual Report, and information concerning restrictions on the payments of dividends is included in Note 4, "Debt," of the Notes to Financial Statements in our 1999 Annual Report. The information under these captions is incorporated by reference. The approximate number of common shareholders, based upon actual record holders at year-end, was 16,991, 17,842, 19,045 at December 31, 1999, 1998, and 1997.

SHAREHOLDER RIGHTS PLAN

The company has had a shareholder rights plan since January 1986. The current plan took effect in December 1998. At that time, the rights under the previous plan expired and we distributed to our common stockholders one new right for each common share held. The rights become exercisable ten days after a person or group acquires 15% of our outstanding voting securities or ten business days after a person or group commences or announces an intention to commence a tender or exchange offer that could result in the acquisition of 15% of these securities. Each full right, if it becomes exercisable, entitles the holder to purchase one share of common stock at a purchase price of $175 per share, subject to adjustment. In addition, upon the occurrence of certain events, and upon payment of the then-current purchase price, the rights may "flip in" and entitle holders to buy common stock or "flip over" and entitle holders to buy common stock in an acquiring entity in such amount that the market value is equal to twice the purchase price. The rights are nonvoting and may be redeemed by the company for one cent per right at any time prior to the tenth day after an individual or group acquires 15% of our voting stock, unless extended. The rights expire in 2008. Additional details are set forth in the Renewed Rights Agreement filed with the Securities and Exchange Commission as Exhibit 4.2 in our Form 10-Q dated September 30, 1997.

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the years indicated and should be read in conjunction with the disclosures in Items 7 and 8 of this Form 10-K:

                               1999(1)  1998(2)   1997    1996(3)  1995(4)
                               ______   ______   ______   ______   ______
                                      (expressed in millions, except
                                        per-common-share amounts)
Assets
  Current assets               $1,531   $1,368   $1,354   $1,355   $1,313
  Property and equipment, net   2,557    2,571    2,630    2,554    2,604
  Other                         1,050    1,032      986      802      739
                               ______   ______   ______   ______   ______
                               $5,138   $4,971   $4,970   $4,711   $4,656
Liabilities and
Shareholders' Equity
  Current liabilities          $1,125   $1,130   $  894   $  933   $  770
  Long-term debt, less
    current portion             1,585    1,578    1,726    1,330    1,365
  Guarantee of ESOP debt          133      156      177      196      214
  Minority interest               131      117      105       82       68
  Other                           550      559      455      490      545
  Shareholders' equity          1,614    1,431    1,613    1,680    1,694
                               ______   ______   ______   ______   ______
                               $5,138   $4,971   $4,970   $4,711   $4,656

Net sales                      $6,953   $6,162   $5,494   $5,108   $5,074
Net income (loss) before
  cumulative effect of
  accounting change            $  200   $  (26)  $  (30)  $    9   $  352
Cumulative effect of
  accounting change, net          -         (8)       -        -        -
                               ______   ______   ______   ______   ______
Net income (loss)              $  200   $  (34)  $  (30)  $    9   $  352

Net income (loss) per
  common share
    Basic before cumulative
      effect of accounting
      change                   $ 3.27   $ (.81)  $(1.19)  $ (.63)  $ 6.62
    Cumulative effect of
      accounting change             -     (.15)       -        -        -
                               ______   ______   ______   ______   ______
    Basic (5)                  $ 3.27   $ (.96)  $(1.19)  $ (.63)  $ 6.62

Net income (loss) per
  common share
    Diluted before cumulative
      effect of accounting
      change                   $ 3.06   $ (.81)  $(1.19)  $ (.63)  $ 5.39
    Cumulative effect of
      accounting change             -     (.15)       -        -        -
                               ______   ______   ______   ______   ______
    Diluted(5)                 $ 3.06   $ (.96)  $(1.19)  $ (.63)  $ 5.39

Cash dividends declared
   per common share            $  .60   $  .60   $  .60   $  .60   $  .60

(1) 1999 includes a pretax gain of $47,000,000 for the sale of 56,000 acres of timberland in central Washington.

     1999 includes pretax gains of $35,500,000, $4,000,000, $2,300,000, and $400,000 for the reversal of previously recorded restructuring charges in our building products, office products, paper and paper products, and corporate and other segments.

     1999 includes a pretax loss of $4,400,000 related to early retirements in our corporate and other segment.

(2) 1998 includes a pretax charge of $37,982,000 for a company wide cost-reduction initiative and the restructuring of certain operations.

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

(3) 1996 includes a pretax gain of approximately $40,395,000 as a result of the sale of our coated publication paper business. In addition, approximately $15,341,000 of pretax expense arising from related tax indemnification requirements was recorded. Assets were reduced by $632,246,000 as a result of the sale.

     1996 includes $9,955,000 before taxes for the write-down of paper assets.

     1996 includes a gain of $2,880,000 as a result of shares issued by BCOP for stock options and to effect various acquisitions.

(4) 1995 includes a charge of $74,900,000 before taxes related primarily to the write-down of paper assets under the provisions of Financial Accounting Standards Board Statement 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

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

     1995 includes a pretax charge of $19,000,000 for the establishment of reserves for the write-down of paper assets. Also included is our addition to existing reserves of $5,000,000 before taxes for environmental and other contingencies.

(5) The computation of diluted net loss per common share was antidilutive in the years 1998, 1997, and 1996; therefore, the amounts reported for basic and diluted loss per share are the same. In 1997, we adopted SFAS No. 128, "Earnings Per Share," effective December 15, 1997. As a result, our basic earnings per share for 1995 increased 69 cents to $6.62 over the previously reported primary income per common share. The accounting change had no effect on any of the other reported amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations are presented under the caption "Financial Review" of our 1999 Annual Report and are incorporated by reference.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the caption, "Disclosures of Certain Financial Market Risks," in the Financial Review section of our 1999 Annual Report and is incorporated by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related notes, together with the report of the independent public accountants, are presented in our 1999 Annual Report and are incorporated by reference.

The consolidated income statement for the three months ended December 31, 1999, is presented in our Fact Book for the fourth quarter of 1999 and is incorporated by reference.

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



Executive Officers as of January 31, 2000

                                                                 Date First
                                                                 Elected as
Name                         Age  Position or Office             an Officer
________________________     ___  ____________________________   __________
George J. Harad(1)           55   Chairman of the Board and
                                  Chief Executive Officer           5/11/82

John C. Bender               60   Senior Vice President             2/13/90

Theodore Crumley             54   Senior Vice President and
                                  Chief Financial Officer           5/10/90

A. Ben Groce                 58   Senior Vice President              2/8/91

John W. Holleran             45   Senior Vice President and
                                  General Counsel                   7/30/91

Christopher C. Milliken(2)   54   Senior Vice President              2/3/95

N. David Spence              64   Senior Vice President             12/8/87

A. James Balkins III(3)      47   Vice President                     9/5/91

Stanley R. Bell              53   Vice President                    9/25/90

Charles D. Blencke           56   Vice President                   12/11/92

Thomas E. Carlile            48   Vice President and Controller      2/4/94

Graham L. Covington          57   Vice President                    9/24/98

Karen E. Gowland             41   Vice President and
                                  Corporate Secretary               9/25/97

Vincent T. Hannity           55   Vice President                    7/26/96

Guy G. Hurlbutt              57   Vice President                    7/31/98

Irving Littman               59   Vice President and Treasurer      11/1/84

Richard W. Merson            57   Vice President                   12/12/97

Carol B. Moerdyk(4)          49   Vice President                    5/10/90

David A. New                 49   Vice President                    4/30/97


(1)   Chairman of the Board, Boise Cascade Office Products Corporation

(2) President and Chief Executive Officer, Boise Cascade Office Products Corporation

(3) Senior Vice President, Chief Financial Officer, and Treasurer, Boise Cascade Office Products Corporation

(4) Senior Vice President, North American and Australian Contract Operations, Boise Cascade Office Products Corporation

All of the officers named above except for David A. New, who joined the company in 1997, have been employees of Boise Cascade or one of its subsidiaries for at least five years. From 1995-1997, Mr. New was the Technical Manager of the Forestry, Pulp, and Paper, Southeast Asia Group for Fletcher Challenge Ltd.

Jeffrey G. Lowe, vice president, retired from his position with Boise Cascade effective January 1, 2000. Richard B. Parrish, senior vice president, retired from his position with Boise Cascade effective August 1, 1999. Terry R. Lock, senior vice president, and J. Michael Gwartney, vice president, retired from their positions with Boise Cascade on March 31, 1999.

ITEM 11.    EXECUTIVE COMPENSATION

Information concerning compensation of Boise Cascade's executive officers for the year ended December 31, 1999, is presented under the caption "Compensation Tables" in our proxy statement. This information is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Information concerning the security ownership of certain beneficial owners as of December 31, 1999, is set forth under the caption "Ownership of More Than 5% of Boise Cascade Stock" in Boise
      Cascade's proxy statement and is incorporated by reference.

(b) Information concerning security ownership of management as of December 31, 1999, is set forth under the caption "Stock Ownership - Directors and Executive Officers" in Boise Cascade's proxy statement and is incorporated by reference.

(c) Information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Boise Cascade's proxy statement and is incorporated by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions during 1999 is set forth under the caption "Business Relationships with Directors" in Boise Cascade's proxy statement and is incorporated by reference.

                                   PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K

    (a) The following documents are filed as a part of this Form 10-K for Boise Cascade:

           (1)     Financial Statements

                   (i) The Income Statement for the three months ended December 31, 1999, is incorporated by reference from Boise Cascade's Fact Book for the fourth quarter of 1999.

                   (ii) The Financial Statements, the Notes to Financial
                        Statements, and the Report of Independent Public Accountants and the Report of Management are incorporated by reference from Boise Cascade's 1999 Annual Report.

                        -     Balance Sheets as of December 31, 1999 and
                              1998.
                        - Statements of Income (Loss) for the years ended December 31, 1999, 1998, and 1997.
                        - Statements of Cash Flows for the years ended December 31, 1999, 1998, and 1997.
                        - Statements of Shareholders' Equity for the years ended December 31, 1999, 1998, and 1997.
                        -     Notes to Financial Statements.
                        -     Report of Independent Public Accountants.
                        -     Report of Management.

           (2)    Financial Statement Schedules.

                  None required.

           (3)    Exhibits.

                  A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated by reference.

    (b)     Reports on Form 8-K.

            No Form 8-K's were filed during the fourth quarter of 1999.

    (c)     Exhibits.

            See Index to Exhibits.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Boise Cascade Corporation


                                   By   /s/ George J. Harad
                                        _______________________________
                                         George J. Harad
                                         Chairman of the Board and
                                         Chief Executive Officer

Dated:  February 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 29, 2000.

               Signature                         Capacity
(i)   Principal Executive Officer:

      George J. Harad                    Chairman of the Board and
      ______________________________     Chief Executive Officer
      George J. Harad

(ii)  Principal Financial Officer:

      Theodore Crumley                   Senior Vice President and
      ______________________________     Chief Financial Officer
      Theodore Crumley

(iii) Principal Accounting Officer

      Thomas E. Carlile                  Vice President
      ______________________________     and Controller
      Thomas E. Carlile

(iv)  Directors:

      George J. Harad                    Gary G. Michael
      ______________________________     ___________________________
      George J. Harad                    Gary G. Michael

      Philip J. Carroll                  A. William Reynolds
      ______________________________     ___________________________
      Philip J. Carroll                  A. William Reynolds

      Rakesh Gangwal                     Jane E. Shaw
      ______________________________     ___________________________
      Rakesh Gangwal                     Jane E. Shaw

      Edward E. Hagenlocker              Frank A. Shrontz
      ______________________________     ___________________________
      Edward E. Hagenlocker              Frank A. Shrontz

      Robert K. Jaedicke
      ______________________________     ___________________________
      Robert K. Jaedicke                 Carolyn M. Ticknor

      Francesca Ruiz de Luzuriaga        Ward W. Woods, Jr.
      ______________________________     ___________________________
      Francesca Ruiz de Luzuriaga        Ward W. Woods, Jr.

      Donald S. Macdonald
      ______________________________
      Donald S. Macdonald


                  CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 28, 2000, incorporated by reference in this Form 10-K for the year ended December 31, 1999, into Boise Cascade Corporation's previously filed post-effective amendment No. 1 to Form S-8 registration statement (File No. 33-28595); post-effective amendment No. 1 to Form S-8 registration statement (File No. 33-21964); the registration statement on Form S-8 (File No. 33-31642); the registration statement on Form S-8 (File No. 33-45675); the registration statement on Form S-8 (File No. 33-62263); the registration statement on Form S-8 (File No. 333-59273); the pre-effective amendment No. 1 to Form S-3 registration statement (File No. 333-41033); the registration statement on Form S-3 (File No. 33-55396); the registration statement on Form S-8 (File No. 333-86425); and the registration statement on Form S-8 (File No. 333-86427).



                                    /s/ ARTHUR ANDERSEN LLP


Boise, Idaho
February 29, 2000


BOISE CASCADE CORPORATION

INDEX TO EXHIBITS

Filed with the Annual Report
on Form 10-K for the
Year Ended December 31, 1999


Number     Description                                             Page
                                                                  Number

2      (1) Acquisition Agreement Among Boise Cascade Corporation,
            Oxford Paper Company, Mead Oxford Corporation, and
             The Mead Corporation, dated September 28, 1996          -
3.1    (2) Restated Certificate of Incorporation, as restated
           to date                                                   -
3.2    (3) Bylaws, as amended, December 11, 1998                     -
4.1    (4) Trust Indenture between Boise Cascade Corporation and
             Morgan Guaranty Trust Company of New York, Trustee,
             dated October 1, 1985, as amended                       -
4.2    (5) 1997 Revolving Loan Agreement -- $600,000,000, dated
             as of March 11, 1997, as amended September 25, 1997     -
4.3    (6) Renewed Rights Agreement dated as of September 25, 1997   -
9          Inapplicable                                              -
10.1       Key Executive Performance Plan for Executive Officers,
             as amended through July 29, 1999
10.2       1986 Executive Officer Deferred Compensation Plan,
             as amended through July 29, 1999
10.3       1983 Board of Directors Deferred Compensation Plan,
             as amended through July 29, 1999
10.4       1982 Executive Officer Deferred Compensation Plan,
             as amended through July 29, 1999
10.5   (7) Executive Officer Severance Pay Policy                    -
10.6       Supplemental Early Retirement Plan for Executive
             Officers, as amended through July 29, 1999
10.7       Boise Cascade Corporation Supplemental Pension Plan,
             as amended through July 29, 1999
10.8       1987 Board of Directors Deferred Compensation Plan,
             as amended through July 29, 1999
10.9       1984 Key Executive Stock Option Plan, as amended through
             February 10, 2000
10.10  (7) Executive Officer Group Life Insurance Plan description   -
10.11      1980 Split-Dollar Life Insurance Plan, as amended
             through July 29, 1999
10.12      Form of Agreement with Executive Officers, as amended
             through July 29, 1999
10.13  (8) Supplemental Health Care Plan for Executive Officers,
             as revised July 31, 1996                                -
10.14  (7) Nonbusiness Use of Corporate Aircraft Policy, as amended  -
10.15  (9) Executive Officer Financial Counseling Program
             description, as amended through July 30, 1998           -
10.16  (7) Family Travel Program description                         -
10.17      Form of Directors' Indemnification Agreement, as revised
             July 29, 1999
10.18 (10) Deferred Compensation and Benefits Trust, as amended by the Form of Fourth Amendment dated July 29, 1999
10.19      Director Stock Compensation Plan, as amended through
             July 29, 1999
10.20      Director Stock Option Plan, as amended through
             December 9, 1999
10.21      1995 Executive Officer Deferred Compensation Plan,
             as amended through July 29, 1999
10.22      1995 Board of Directors Deferred Compensation Plan,
             as amended through July 29, 1999
10.23      1995 Split-Dollar Life Insurance Plan, as amended
             through July 29, 1999
10.24      1999 and 2000 Performance Criteria for the Key Executive
             Performance Plan for Executive Officers
11         Computation of Per Share Earnings
12.1       Ratio of Earnings to Fixed Charges
12.2       Ratio of Earnings to Combined Fixed Charges and Preferred
             Dividend Requirements
13.1       Incorporated sections of the Boise Cascade Corporation
             1999 Annual Report
13.2       Incorporated sections of the Boise Cascade Corporation
             Fact Book for the fourth quarter of 1999
16         Inapplicable                                              -
18         Inapplicable                                              -
21         Significant subsidiaries of the registrant
22         Inapplicable                                              -
23         Consent of Arthur Andersen LLP (see page 21)              -
24         Inapplicable                                              -
27         Financial Data Schedule
28         Inapplicable                                              -
99         Inapplicable                                              -

 (1) Exhibit 2 was filed under the same exhibit number in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and is incorporated by reference.

 (2) The Restated Certificate of Incorporation was filed as Exhibit 3 in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and is incorporated by reference.

 (3) Exhibit 3.2 was filed under the same exhibit number in Boise Cascade's 1998 Annual Report on Form 10-K and is incorporated by reference.

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

 (7) Exhibits 10.5, 10.10, 10.14, and 10.16 were filed under the same exhibit numbers in Boise Cascade's 1993 Annual Report on Form 10-K and are incorporated by reference.

 (8) Exhibit 10.13 was filed under the same exhibit number in Boise Cascade's 1996 Annual Report on Form 10-K and is incorporated by reference.

 (9) The Executive Officer Financial Counseling Program description was filed as Exhibit 10.3 in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, and is incorporated by reference.

(10) The Deferred Compensation and Benefits Trust, as amended and restated as of December 13, 1996, was filed under the same exhibit number in Boise Cascade's 1996 Annual Report on Form 10-K and is incorporated by reference.