Form 10-Q
period 2000-03-31
BOISE CASCADE CORP
filed 2000-05-11
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2000
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to __________________ Commission File Number: 1-5057
BOISE CASCADE CORPORATION (Exact name of registrant as specified in its charter)
Delaware	82-0100960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1111 West Jefferson Street P.O. Box 50 Boise, Idaho	83728-0001
(Address of principal executive officers) (208) 384-6161 (Registrant's telephone number, including area code)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   X    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of April 30, 2000 57,220,893

PART I - FINANCIAL INFORMATION
BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF INCOME
(expressed in thousands, except per share data)
ITEM 1.	FINANCIAL STATEMENTS
	Three Months Ended March 31
	------------------------------------------
	2000	1999
	----------------	-----------------
	(unaudited)
Revenues
Sales	$1,946,313	$1,611,153
	----------------	-----------------
Costs and expenses
Materials, labor, and other operating expenses	1,531,789	1,253,623
Depreciation, amortization, and cost of company timber harvested	73,716	69,035
Selling and distribution expenses	200,686	182,896
General and administrative expenses	29,036	29,986
Other (income) expense, net	5,154	6,367
	----------------	-----------------
	1,840,381	1,541,907
	----------------	-----------------
Equity in net income of affiliates	2,321	746
	----------------	-----------------
Income from operations	108,253	69,992
	----------------	-----------------
Interest expense	(36,685)	(37,117)
Interest income	504	616
Foreign exchange gain (loss)	(226)	44
	----------------	-----------------
	(36,407)	(36,457)
	----------------	-----------------
Income before income taxes and minority interest	71,846	33,535
Income tax provision	(28,738)	(14,043)
	----------------	-----------------
Income before minority interest	43,108	19,492
Minority interest, net of income tax	(3,544)	(3,339)
	----------------	-----------------
Net income	$39,564	$16,153
	=========	==========

Net income per common share

Basic net income	$0.63	$0.23
	=========	==========
Diluted net income	$0.60	$0.22
	=========	==========

The accompanying notes are an integral part of these Financial Statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(expressed in thousands)

ASSETS
	March 31		December 31
	-------------------------------------------		-------------------
	2000	1999	1999
	-----------------	-----------------	-------------------
	(unaudited)
Current
Cash	$73,911	$48,526	$57,720
Cash equivalents	8,022	8,349	9,215
	-----------------	-----------------	-------------------
	81,933	56,875	66,935
Receivables, less allowances
of $11,196, $10,411, and $11,289	698,454	592,746	663,609
Inventories	687,997	561,490	703,984
Deferred income tax benefits	57,276	88,802	53,148
Other	43,981	70,535	43,432
	-----------------	-----------------	-------------------
	1,569,641	1,370,448	1,531,108
	-----------------	-----------------	-------------------
Property
Property and equipment
Land and land improvements	73,049	62,732	70,441
Buildings and improvements	621,111	583,003	613,729
Machinery and equipment	4,331,169	4,106,202	4,300,250
	-----------------	-----------------	-------------------
	5,025,329	4,751,937	4,984,420
Accumulated depreciation	(2,475,109)	(2,197,160)	(2,427,415)
	-----------------	-----------------	-------------------
	2,550,220	2,554,777	2,557,005
Timber, timberlands, and timber deposits	292,187	270,028	294,663
	-----------------	-----------------	-------------------
	2,842,407	2,824,805	2,851,668
	-----------------	-----------------	-------------------
Goodwill, net of amortization
of $56,159, $41,112, and $52,506	476,219	493,114	488,339
Investments in equity affiliates	39,732	31,923	37,418
Other assets	231,524	229,394	229,881
	-----------------	-----------------	-------------------
Total assets	$5,159,523	$4,949,684	$5,138,414
	==========	==========	===========

BOISE CASCADE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(expressed in thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY
	March 31		December 31
	-----------------------------------------		--------------------
	2000	1999	1999
	----------------	----------------	--------------------
	(unaudited)
Current
Short-term borrowings	$77,752	$164,935	$71,800
Current portion of long-term debt	22,825	122,285	118,168
Income taxes payable	24,609	1,560	19,998
Accounts payable	600,727	486,527	589,278
Accrued liabilities
Compensation and benefits	131,692	124,046	148,035
Interest payable	28,154	32,653	29,606
Other	170,453	218,082	147,794
	----------------	----------------	--------------------
	1,056,212	1,150,088	1,124,679
	----------------	----------------	--------------------
Debt
Long-term debt, less current portion	1,643,943	1,548,027	1,584,528
Guarantee of ESOP debt	132,809	155,731	132,809
	----------------	----------------	--------------------
	1,776,752	1,703,758	1,717,337
	----------------	----------------	--------------------
Other
Deferred income taxes	317,498	253,999	311,346
Other long-term liabilities	237,281	296,299	239,940
	----------------	----------------	--------------------
	554,779	550,298	551,286
	----------------	----------------	--------------------
Minority interest	134,705	120,092	130,999
	----------------	----------------	--------------------
Shareholders' equity
Preferred stock -- no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 4,880,791; 5,236,527; and 4,982,209 shares outstanding	219,636	235,644	224,199
Deferred ESOP benefit	(132,809)	(155,731)	(132,809)
Common stock -- $2.50 par value; 200,000,000 shares authorized; 57,219,461; 56,391,396; and 57,157,558 shares outstanding	143,049	140,978	142,894
Additional paid-in capital	451,079	422,291	449,040
Retained earnings	971,705	796,767	942,702
Accumulated other comprehensive income (loss)	(15,585)	(14,501)	(11,913)
	----------------	----------------	--------------------
Total shareholders' equity	1,637,075	1,425,448	1,614,113
	----------------	----------------	--------------------
Total liabilities and shareholders' equity	$5,159,523	$4,949,684	$5,138,414
	=========	=========	===========

The accompanying notes are an integral part of these Financial Statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(expressed in thousands)
	Three Months Ended March 31
	------------------------------------------------
	2000	1999
	--------------------	--------------------
	(unaudited)

Cash provided by (used for) operations
Net income	$39,564	$16,153
Items in net income not using (providing) cash
Equity in net income of affiliates	(2,321)	(746)
Depreciation, amortization, and costs of company timber harvested	73,716	69,035
Deferred income tax provision	5,696	10,463
Minority interest, net of income tax	3,544	3,339
Restructuring activity	-	4,400
Other	226	41
Receivables	(34,845)	(66,387)
Inventories	15,987	64,349
Accounts payable and accrued liabilities	11,802	13,389
Current and deferred income taxes	4,635	(7,645)
Other	(2,284)	(10,363)
	--------------------	--------------------
Cash provided by operations	115,720	96,028
	--------------------	--------------------
Cash provided by (used for) investment
Expenditures for property and equipment	(64,934)	(48,380)
Expenditures for timber and timberlands	(1,935)	(392)
Purchases of assets	-	(6,328)
Other	6,965	(12,510)
	--------------------	--------------------
Cash used for investment	(59,904)	(67,610)
	--------------------	--------------------
Cash provided by (used for) financing
Cash dividends paid
Common stock	(8,574)	(8,451)
Preferred stock	(59)	(80)
	--------------------	--------------------
	(8,633)	(8,531)
Short-term borrowings	5,952	35,423
Additions to long-term debt	105,154	105,921
Payments of long-term debt	(140,894)	(174,673)
Other	(2,397)	(4,051)
	--------------------	--------------------
Cash used for financing	(40,818)	(45,911)
	--------------------	--------------------
Increase (decrease) in cash and cash equivalents	14,998	(17,493)
Balance at beginning of year	66,935	74,368
	--------------------	--------------------
Balance at March 31	$81,933	$56,875
	===========	===========

The accompanying notes are an integral part of these Financial Statements.

NOTES TO QUARTERLY FINANCIAL STATEMENTS
(1)

BASIS OF PRESENTATION. We have prepared the quarterly financial statements pursuant to the rules and regulations of the Securities and Exchange Commission. Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read together with the statements and the accompanying notes included in our 1999 Annual Report.

The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included. Net income for the three months ended March 31, 2000 and 1999, necessarily involved estimates and accruals. Actual results may vary from those estimates. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2)

OTHER (INCOME) EXPENSE, NET. "Other (income) expense, net" includes gains and losses on the sale and disposition of property and other miscellaneous income and expense items. The components of "Other (income) expense, net" in the Statements of Income are as follows:

	Three Months Ended March 31
	------------------------------------------------
	2000	1999
	--------------------	--------------------
	(expressed in thousands)

Deferred software write-down	$2,639	$-
Restructuring activity	-	4,400
Other, net	2,515	1,967
	--------------------	--------------------
	$5,154	$6,367
	===========	===========

For discussion of the restructuring activity, see Note 13.
(3)	NET INCOME PER COMMON SHARE. Net income per common share was determined by dividing net income, as adjusted, by applicable shares outstanding.

	Three Months Ended March 31
	------------------------------------------------
	2000	1999
	--------------------	--------------------
	(expressed in thousands)
BASIC

Net income as reported	$39,564	$16,153
Preferred dividends (a)	(3,376)	(3,490)
	--------------------	--------------------
Basic income	$36,188	$12,663
	===========	===========

Average shares outstanding used to determine basic income per common share	57,212	56,369
	===========	===========
DILUTED

Basic income	$36,188	$12,663
Preferred dividends eliminated	3,376	3,490
Supplemental ESOP contribution	(2,886)	(2,983)
	--------------------	--------------------
Diluted income	$36,678	$13,170
	===========	===========
Average shares outstanding used to determine basic income per common share	57,212	56,369
Stock options and other	314	235
Series D convertible preferred stock	3,972	4,276
	--------------------	--------------------
Average shares used to determine diluted income per common share	61,498	60,880
	===========	===========

(a)	Dividend attributable to our Series D convertible preferred stock held by our ESOP (Employee Stock Ownership Plan) is net of a tax benefit.

(4)	COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) for the periods include the following:

	Three Months Ended March 31
	------------------------------------------------
	2000	1999
	--------------------	--------------------
	(expressed in thousands)

Net income	$39,564	$16,153
Other comprehensive income (loss)
Cumulative foreign currency translation
adjustment, net of income taxes	(3,672)	(6,928)
	--------------------	--------------------
Comprehensive income (loss), net of income taxes	$35,892	$9,225
	===========	===========

(5)

RECEIVABLES. In late September 1998, we sold fractional ownership interests in a defined pool of trade accounts receivable. At March 31, 2000 and 1999, and December 31, 1999, $100 million of sold accounts receivable were excluded from receivables in the accompanying balance sheets. The portion of fractional ownership interest retained by us is included in accounts receivable in the balance sheets. The increase of $21 million in sold accounts receivable over the amount at December 31, 1998, also represents an increase in cash provided by operations for the three months ended March 31, 1999. This program represents a revolving sale of receivables committed to by the purchasers for 364 days and is subject to renewal. Costs related to the program are included in "Other (income) expense, net" in the Statements of Income. Under the accounts receivable sale agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables, and the historical performance of the receivables we sell.

(6)

DEFERRED SOFTWARE COSTS. We defer software costs that benefit future years. These costs are amortized on the straight-line method over the expected life of the software. "Other assets" in the balance sheets includes deferred software costs of $50.3 million, $48.2 million, and $53.1 million at March 31, 2000 and 1999, and December 31, 1999. Amortization of deferred software costs totaled $3.4 million and $3.2 million for the three months ended March 31, 2000 and 1999.

(7)	INVENTORIES. Inventories include the following:

	March 31		December 31
	------------------------------------------------		--------------------
	2000	1999	1999
	--------------------	--------------------	--------------------
	(expressed in thousands)

Finished goods and work in process	$553,227	$437,340	$538,712
Logs	52,316	46,760	89,764
Other raw materials and supplies	143,220	141,350	136,555
LIFO reserve	(60,766)	(63,960)	(61,047)
	--------------------	--------------------	--------------------
	$687,997	$561,490	$703,984
	===========	===========	===========

(8)

INCOME TAXES. We used an estimated annual tax provision rate of 40.0% and 41.9% for the three months ended March 31, 2000 and 1999. In 1999, our actual annual tax provision rate was 40.0%.

For the three months ended March 31, 2000 and 1999, we paid income taxes, net of refunds received, of $12.1 million and $5.5 million.

(9)

DEBT. At March 31, 2000, we had a revolving credit agreement with 25 major banks that permits us to borrow as much as $600 million at variable interest rates based on the London Interbank Offered Rate (LIBOR). At March 31, 2000, the rate was 6.4%. This agreement expires in June 2002. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. Under this agreement, the payment of dividends is dependent upon the existence of and the amount of net worth in excess of the defined minimum. Our net worth at March 31, 2000, exceeded the defined minimum by $225.0 million. At March 31, 2000, there were $290 million of borrowings outstanding under this agreement. At April 30, 2000, borrowings had increased to $465 million due to borrowings to fund the purchase of the Boise Cascade Office Products Corporation ("BCOP") minority public shares (see Note 10). At April 30, 2000, our net worth exceeded the defined minimum by $93.2 million.

Our wholly owned subsidiary, BCOP, has a $450 million revolving credit agreement with 17 major banks that expires in June 2001 and provides variable interest rates based on LIBOR. At March 31, 2000, the rate was 6.4%. The BCOP revolving credit facility contains customary restrictive financial and other covenants, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. Borrowings under BCOP's agreement were $150 million at March 31, 2000.

In October 1998, we entered into an interest rate swap with a notional amount of $75 million and an effective fixed rate of 5.1% with respect to $75 million of our revolving credit agreement borrowings. BCOP also entered into an interest rate swap with a notional amount of $25 million, and an effective fixed interest rate of 5.0% with respect to $25 million of their revolving credit agreement borrowings. Both swaps expire in October 2000. We are exposed to modest credit-related risks in the event of nonperformance by counterparties to these swaps; however, we do not expect the counterparties, who are all major financial institutions, to fail to meet their obligations.

Also at March 31, 2000, we had $77.8 million of short-term borrowings outstanding. At March 31, 1999, we had $164.9 million of short-term borrowings outstanding. The maximum amount of short-term borrowings outstanding during the three months ended March 31, 2000 and 1999, was $156.2 million and $293.3 million. The average amount of short-term borrowings outstanding during the three months ended March 31, 2000 and 1999, was $80.7 million and $177.6 million. The average interest rate for these borrowings was 6.2% for 2000 and 5.4% for 1999. At April 30, 2000, short-term borrowings had increased to $120.1 million due to borrowings to fund the purchase of the BCOP minority public shares (see Note 10).

At March 31, 2000, we had $430.0 million of unused borrowing capacity registered with the Securities and Exchange Commission for additional debt securities.

In April 1998, BCOP registered $300 million of shelf capacity with the SEC. In May 1998, BCOP issued $150 million of 7.05% notes under this registration statement. The notes are due in May 2005. BCOP has no intent to use the remaining shelf capacity.

In March 1999, we filed a registration statement covering $300 million in universal shelf capacity with the Securities and Exchange Commission. In March 2000, we refiled this registration statement. The filing is still under review by the Securities and Exchange Commission. If approved, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and purchase contracts.

In March 2000, we retired our $100 million 9.9% notes. In February 1999, we redeemed our $100 million, 9.875% notes.

Cash payments for interest, net of interest capitalized, were $38.1 million and $40.6 million for the three months ended March 31, 2000 and 1999.

(10)

BOISE CASCADE OFFICE PRODUCTS CORPORATION. At March 31, 2000, we owned 81.1% of BCOP's outstanding common stock. The public held the remaining 18.9% of BCOP stock. In December 1999, we announced a proposal to acquire the minority public shares. In March 2000, we commenced a tender offer for these shares, with the recommendation of BCOP's board of directors, at $16.50 per share in cash. The tender offer was successfully completed on April 19, 2000, with about 96% of the minority shares tendered and accepted for payment. Combined with our shares of BCOP stock, this amounted to more than 90% of the outstanding shares, thus allowing us to proceed with a short form merger without shareholder approval. As a result of this merger, all non-tendering shareholders became entitled to receive $16.50 per share in cash for each BCOP share they surrendered. Effective April 20, 2000, BCOP became a wholly owned subsidiary of Boise Cascade Corporation.

The acquisition of the minority public shares was accounted for under the purchase method of accounting. The purchase price, including payments to shareholders and stock option holders and transaction costs, totaled approximately $216.0 million and was funded from borrowings under our revolver and short-term borrowings. The excess of the purchase price over the estimated fair value of the assets and liabilities acquired was recorded as goodwill and will be amortized over 40 years. On a pro forma basis, if the acquisition had occurred on January 1, 1999, there would have been no change in our reported sales. Net income for the three months ended March 31, 2000 and 1999, would have increased approximately $1.0 million. Earnings per basic and diluted share would have increased approximately $0.01 for the same periods.

BCOP made no acquisitions in the first quarter of 2000. On January 11, 1999, BCOP acquired the office supply business of Wallace Computer Services, based in Lisle, Illinois. This transaction was completed for cash of $6.3 million and the recording of $0.2 million of acquisition liabilities. This acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired business are included in our operations subsequent to the date of acquisition. On a pro forma basis, if the 1999 acquisition had occurred on January 1, 1999, there would have been no significant change in the results of operations for the first three months of 1999.

The unaudited pro forma financial information does not necessarily represent the actual results of operations that would have occurred if the acquisitions had taken place on the dates assumed.

(11)

ACQUISITION. On September 16, 1999, we completed the acquisition of Furman Lumber, Inc., a U.S. building materials distributor headquartered in Billerica, Massachusetts, with 12 locations in the East, Midwest, and South. The purchase price was approximately $92.7 million, including cash payments of $90.2 million and assumption of $2.5 million of debt.

This acquisition was accounted for under the purchase method of accounting.  The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired business are included in our operations subsequent to the date of acquisition.

If this acquisition had occurred on January 1, 1999, pro forma sales for the three months ended March 31, 1999, would have increased $156.2 million, and pro forma net income and pro forma basic and diluted earnings per share would not have materially changed. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have resulted if the acquisition had occurred on the date assumed.

(12)

NEW ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" delaying the effective date of SFAS No. 133. We plan to adopt SFAS No. 133 in the first quarter of 2001. Adoption of this statement is not expected to have a significant impact on our results of operations or financial position.

(13)

RESTRUCTURING ACTIVITIES. In the first quarter of 1999, our corporate and other segment recorded $4.4 million of additional restructuring expense related to the early retirement program announced in fourth quarter 1998. The noncash charge was for the present value of unrecorded early retirement benefits. These charges were accrued when the retiring individuals legally accepted the early retirement offer.

In 1998, restructuring reserves were established to close down two sawmills in our building products segment, to revalue assets in our paper and paper products segment, and to implement a companywide cost-reduction initiative and restructuring of several operations in our paper and paper products, building products, and corporate and other segments. In addition, reserves were established for restructuring of our European operations in our office products segment. For more detailed information on these reserves, see our 1999 Annual Report on Form 10-K. Restructuring reserve liability activity related to the 1998 charges through March 31, 2000, was as follows:

	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	------------	-----------------	------------	-------------
	(expressed in thousands)

1998 expense recorded	$53,500	$34,900	$30,500	$118,900
Assets written down	(53,500)	-	-	(53,500)
Pension liability recorded	-	(11,200)	-	(11,200)
Charges against reserve	-	(4,200)	(4,600)	(8,800)
	------------	-----------------	------------	-------------
Restructuring reserve at December 31, 1998	-	19,500	25,900	45,400
Expense recorded	-	4,400	-	4,400
Pension liability recorded	-	(4,400)	-	(4,400)
Reclass from other accounts	-	500	-	500
Reclass from pension liability	-	2,200	-	2,200
Reserves credited to income	-	(7,900)	(19,700)	(27,600)
Proceeds from sale of assets	-	-	1,700	1,700
Charges against reserve	-	(10,400)	(2,700)	(13,100)
	------------	-----------------	------------	-------------
Restructuring reserve at December 31, 1999	-	3,900	5,200	9,100
Charges against reserve	-	(900)	-	(900)
	------------	-----------------	------------	-------------
Restructuring reserve at March 31, 2000	$-	$3,000	$5,200	$8,200
	=======	=========	=======	=======

(14)

SEGMENT INFORMATION. There are no differences from our last annual report in our basis of segmentation or in our basis of measurement of segment profit or loss. An analysis of our operations by segment is as follows:

				Income
				(Loss)
				Before
	Sales			Taxes and
	--------------------------------------------------------------------			Minority
	Trade	Intersegment	Total	Interest (a)
	---------------------	-------------------	---------------------	---------------------
	(expressed in thousands)

Three Months Ended March 31, 2000
Office products	$941,417	$203	$941,620	$39,470
Building products	612,129	8,377	620,506	29,185
Paper and paper products	386,005	99,107	485,112	48,683
Corporate and other	6,762	11,167	17,929	(8,807)
	---------------------	-------------------	---------------------	---------------------
Total	1,946,313	118,854	2,065,167	108,531
Intersegment eliminations	-	(118,854)	(118,854)	-
Interest expense	-	-	-	(36,685)
	---------------------	-------------------	---------------------	---------------------
Consolidated totals	$1,946,313	$-	$1,946,313	$71,846
	============	===========	============	============

Three Months Ended March 31,1999
Office products	$848,264	$126	$848,390	$38,662
Building products	436,552	6,916	443,468	40,299
Paper and paper products	319,934	79,423	399,357	4,794
Corporate and other	6,403	14,201	20,604	(13,103)
	---------------------	-------------------	---------------------	---------------------
Total	1,611,153	100,666	1,711,819	70,652
Intersegment eliminations	-	(100,666)	(100,666)	-
Interest expense	-	-	-	(37,117)
	---------------------	-------------------	---------------------	---------------------
Consolidated totals	$1,611,153	$-	$1,611,153	$33,535
	============	===========	============	============
(a)	Interest income has been allocated to our segments in the amounts of $504,000 for the three months ended March 31, 2000 and $616,000 for the three months ended March 31, 1999.
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
	Three Months Ended March 31
	-------------------------------------------
	2000	1999
	-------------------	------------------

Sales	$ 1.9 billion	$ 1.6 billion
Net income	$39.6 million	$16.2 million
Net income per basic share	$0.63	$0.23
Net income per diluted share	$0.60	$0.22
Net income before nonroutine items	$39.6 million	$18.9 million
Net income per basic share before nonroutine items	$0.63	$0.27
Net income per diluted share before nonroutine items	$0.60	$0.26

	(percentage of sales)

Materials, labor, and other operating expenses	78.7%	77.8%
Selling and distribution	10.3%	11.4%
General and administrative expenses	1.5%	1.9%

In first quarter 1999, our corporate and other segment recorded $4.4 million of additional restructuring expense related to the early retirement program announced in fourth quarter 1998. The noncash charge was for the present value of unrecorded early retirement benefits. The impact of this nonroutine item decreased net income $2.7 million or $0.04 per basic and diluted income per share.

Sales increased between years as a result of an 11% increase in office products sales, a 40% increase in building products sales, and a 21% increase in paper and paper products sales. See the discussion of the results of operations by segment for additional detail.

Net income before nonroutine items increased as a result of a 915% increase in paper and paper products operating income and a 2% increase in office products operating income, offset by a 28% decrease in building products operating income. See the discussion of the results of operations by segment for additional detail.

Materials, labor, and other operating expenses as a percent of sales increased in 2000 because of lower margins in our office products segment, lower plywood sales prices in building products, and higher fiber and energy costs in paper and paper products. See the results of operations by segment for additional detail. Selling and distribution expense as a percent of sales improved in 2000 because of the increase in paper and paper products sales without a corresponding increase in selling and distribution expenses. General and administrative expenses decreased as a percent of sales in 2000 due to our cost-reduction efforts and to leveraging fixed costs over higher sales.

Interest expense was $36.7 million in the first quarter of 2000, compared with $37.1 million in the same period last year. The decrease was due to slightly lower debt levels.

We used an estimated annual tax provision rate of 40.0% and 41.9% for the three months ended March 31, 2000 and 1999. In 1999, our actual annual tax provision rate was 40.0%.

OFFICE PRODUCTS DISTRIBUTION
	Three Months Ended March 31
	-------------------------------------------
	2000	1999
	--------------------	--------------------

Sales	$941.6 million	$848.4 million
Segment income	$39.5 million	$38.7 million

	(percentage of sales)

Gross profit	24.5%	25.8%
Operating expenses	20.3%	21.3%
Operating profit	4.2%	4.6%

The increase in sales for the first quarter of 2000 resulted from same-location sales growth in BCOP's U.S. and Canadian operations. Same-location sales increased 11% in the first quarter of 2000, compared with the first quarter of 1999. Cost of sales, which includes the cost of merchandise sold, the cost to deliver products to customers, and the occupancy costs of facilities, increased to $711.4 million in the first quarter of 2000, which was 75.5% of net sales. This compares with $629.3  million reported in the same period of the prior year, which represented 74.2% of net sales. Cost of sales and gross profit as a percent of net sales in the first quarter of 2000 were negatively impacted by higher paper costs. The decrease in operating expenses as a percent of sales was due to leveraging fixed costs over higher sales in Canada and the U.S. Operating profit as a percent of sales decreased as a result of the higher cost of sales, offset, in part, by lower operating expenses.

At March 31, 2000, we owned 81.1% of BCOP's outstanding common stock. The public held the remaining 18.9% of BCOP stock. In December 1999, we announced a proposal to acquire the minority public shares. In March 2000, we commenced a tender offer for these shares, with the recommendation of BCOP's board of directors, at $16.50 per share in cash. The tender offer was successfully completed on April 19, 2000, with about 96% of the minority shares tendered and accepted for payment. Combined with our shares of BCOP stock, this amounted to more than 90% of the outstanding shares, thus allowing us to proceed with a short form merger without shareholder approval. As a result of this merger, all non-tendering shareholders became entitled to receive $16.50 per share in cash for each BCOP share they surrendered. Effective April 20, 2000, BCOP became a wholly owned subsidiary of Boise Cascade Corporation.

The acquisition of the minority public shares was accounted for under the purchase method of accounting. The purchase price, including payments to shareholders and stock option holders and transaction costs, totaled approximately $216.0 million and was funded from borrowings under our revolver and short-term borrowings. The excess of the purchase price over the estimated fair value of the assets and liabilities acquired was recorded as goodwill and will be amortized over 40 years. On a pro forma basis, if the acquisition had occurred on January 1, 1999, there would have been no change in our reported sales, and net income for the three months ended March 31, 2000 and 1999, would have increased approximately $1.0 million. Earnings per basic and diluted share would have increased approximately $0.01 for the same periods. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have resulted if the acquisition had occurred on the date assumed.

BUILDING PRODUCTS
	Three Months Ended March 31
	----------------------------------------------
	2000	1999
	--------------------	--------------------

Sales	$620.5 million	$443.5 million
Segment income	$29.2 million	$40.3 million

Sales Volumes
Plywood (1,000 sq. ft. 3/8" basis)	460,651	398,558
OSB (1,000 sq. ft. 3/8" basis) (1)	101,439	91,377
Lumber (1,000 board ft.)	124,564	122,766
LVL (100 cubic ft.)	15,811	12,748
I-joists (1,000 equivalent lineal ft.)	28,842	29,501
Particleboard (1,000 sq. ft. 3/4" basis)	47,214	46,495
Building materials distribution (in millions)	$395	$224

Average Net Selling Prices
Plywood (1,000 sq. ft. 3/8" basis)	$244	$267
OSB (1,000 sq. ft. 3/8" basis)	$214	$155
Lumber (1,000 board ft.)	$530	$502
LVL (100 cubic ft.)	$1,550	$1,582
I-joists (1,000 equivalent lineal ft.)	$983	$993
Particleboard (1,000 sq. ft. 3/4" basis)	$299	$266

(1) Includes 100% of the sales of Voyageur Panel, of which we own 47%.

The increase in sales was due to a 76% increase in building materials distribution sales. This increase resulted from the acquisition of Furman Lumber, Inc. in the third quarter of 1999. The reduction in operating income between periods was due to a 9% decrease in the price of plywood. Our plywood mill in Medford, Oregon, which was rebuilt following a fire in 1998, became fully operational during the quarter, and plywood unit sales volume increased 16% over the year-ago sales volumes. However, the increased volume did not increase our operating income compared with the three months ended March 31, 1999, since we received business interruption insurance in 1999.

On September 16, 1999, we completed the acquisition of Furman Lumber, Inc., a U.S. building materials distributor headquartered in Billerica, Massachusetts, with 12 locations in the East, Midwest, and South. The purchase price was approximately $92.7 million, including cash payments of $90.2 million and the assumption of $2.5 million of debt.

If this acquisition had occurred on January 1, 1999, pro forma sales for the three months ended March 31, 1999, would have increased $156.2 million, and pro forma net income and pro forma basic and diluted earnings per share would not have materially changed. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have resulted if the acquisition had occurred on the date assumed.

PAPER AND PAPER PRODUCTS
	Three Months Ended March 31
	--------------------------------------------
	2000	1999
	-------------------	-------------------

Sales	$485.1 million	$399.4 million
Segment income	$48.7 million	$4.8 million

Sales Volumes
(thousands of short tons)
Uncoated free sheet	363	346
Containerboard	165	153
Newsprint	108	95
Other	39	40
	-----------------	-----------------
Total	675	634
	==========	==========
Average Net Selling Prices
(per short ton)
Uncoated free sheet	$770	$658
Containerboard	$370	$285
Newsprint	$408	$467

The increase in sales in 2000 was due to a 7% increase in sales volume, combined with a 15% increase in weighted average paper prices. During the quarter, we took about 30,000 tons of market-related downtime to keep inventories in balance. Operating income improved significantly year over year due to our volume and price increases which were partially offset by higher fiber and energy costs. Paper segment manufacturing costs per ton in the first quarter of 2000 were 4% higher than in the comparison quarter.

We have concluded our review of strategic alternatives for our paper mill in DeRidder, Louisiana, and seven Western corrugated container plants. We will continue to own and operate these facilities. The DeRidder newsprint and linerboard mill has established a record of outstanding performance over the years. In addition, our box plants have achieved a strong market position in the West. After considering numerous proposals reflecting several different strategic alternatives, we have concluded that none created more value for our shareholders than retaining the earnings and cash flow these units produce.

FINANCIAL CONDITION AND LIQUIDITY

Operating Activities. For the first three months of 2000, operations provided $115.7 million in cash compared with $96.0 million for the same period in 1999. Improved operating results provided $120.4 million of cash from net income items for the first three months of 2000, offset by $4.7 million of unfavorable changes in working capital items, primarily receivables. For the first three months of 1999, net income items provided $102.7 million, offset by $6.7  million of unfavorable changes in working capital items, again primarily receivables. Our current ratio was 1.49:1 at March 31, 2000, compared with 1.19:1 at March 31, 1999, and 1.36:1 at December 31, 1999.

Investing Activities. Cash used for investment was $59.9 million for the first three months of 2000 and $67.6 million in 1999. Cash expenditures for property and equipment and timber and timberlands totaled $66.9 million in 2000 and $48.8 million in 1999. Cash purchases of assets totaled $6.3 million for the first three months of 1999. There were no purchases of assets for the first three months of 2000.

In 2000 we expect to spend $350 million to $375 million in capital expenditures, excluding acquisitions. These amounts include approximately $83 million for our environmental compliance program, of which about $60 million will be spent at our DeRidder paper mill, to allow us to meet new air and water standards that go into effect in April of 2001. The balance of our spending will be for quality and efficiency projects, replacement, and modest purchases of timber and timberlands.

Financing Activities. Cash used for financing was $40.8 million for the first three months of 2000. Cash used for financing was $45.9 million for the first three months of 1999. Dividend payments totaled $8.6 million and $8.5  million for the first three months of 2000 and 1999. In both years, our quarterly dividend was 15 cents per common share. For the first three months of 2000, short-term borrowings, primarily notes payable and commercial paper, increased $6.0  million compared with an increase of $35.4 million for the first three months of 1999. Long-term debt decreased $35.7 million in the first three months of 2000 and decreased $68.8 million in the first three months of 1999. In March 2000, we retired our $100 million, 9.9% notes. In February 1999, we redeemed our $100 million, 9.875% notes.

At March 31, 2000 and 1999, we had $1.9 billion and $2.0 billion of debt outstanding. At December 31, 1999, we had $1.9 billion of debt outstanding. Our debt-to-equity ratio was 1.15:1 and 1.40:1 at March 31, 2000 and 1999. Our debt-to-equity ratio was 1.18:1 at December 31, 1999. At April 30, 2000, we had $2.1 billion of debt outstanding and our debt-to-equity ratio was 1.28:1. The increase was due to borrowings to fund the purchase of the BCOP minority public shares (see Note 10).

Our debt and debt-to-equity ratio include the guarantee by the company of the remaining $132.8 million of debt incurred by the trustee of our leveraged Employee Stock Ownership Plan. While that guarantee has a negative impact on our debt-to-equity ratio, it has virtually no effect on our cash coverage ratios or on other measures of our financial strength.

At March 31, 2000, we had $77.8 million of short-term borrowings outstanding. At March 31, 1999, we had $164.9 million of short-term borrowings outstanding. The maximum amount of short-term borrowings outstanding during the three months ended March 31, 2000 and 1999, was $156.2 million and $293.3 million. The average amount of short-term borrowings outstanding during the three months ended March 31, 2000 and 1999, was $80.7 million and $177.6 million. The average interest rate for these borrowings was 6.2% for 2000 and 5.4% for 1999. At April 30, 2000, short-term borrowings had increased to $120.1 million due to borrowings to fund the purchase of the BCOP minority public shares (see Note 10).

We have a revolving credit agreement with 25 major banks that permits us to borrow as much as $600 million at variable interest rates based on the London Interbank Offered Rate (LIBOR). At March 31, 2000, the rate was 6.4%. As of March 31, 2000, borrowings under the agreement totaled $290 million. At April 30, 2000, borrowings had increased to $465 million due to borrowings to fund the purchase of BCOP's minority public shares (see Note 10). When the agreement expires in June 2002, any amount outstanding will be due and payable. In October 1998, we entered into an interest rate swap that expires in October 2000 and results in an effective fixed interest rate of 5.1%, with respect to $75 million of our revolving credit agreement borrowings. As of March 31, 2000, we were in compliance with our debt covenants, and our net worth exceeded the defined minimum by $225.0 million. At April 30, 2000, our net worth exceeded the defined minimum by $93.2 million.

In March 1999, we filed a registration statement, and in March 2000, we refiled this registration statement covering $300 million in universal shelf capacity with the Securities and Exchange Commission. This filing is currently under review by the Securities and Exchange Commission. If approved, it will allow us to issue debt and/or equity securities in one or more offerings.

BCOP has a $450 million revolving credit agreement with 17 major banks that expires in June 2001 and provides funds at variable interest rates based on LIBOR. At March 31, 2000, the rate was 6.4%. In October 1998, BCOP entered into an interest rate swap that expires in October 2000 and results in an effective fixed interest rate of 5.0%, with respect to $25 million of BCOP's revolving credit agreement borrowings. As of March 31, 2000, BCOP had outstanding borrowings of $150 million under this agreement and was in compliance with its debt covenants.

In April 1998, BCOP registered $300 million of shelf capacity with the SEC. In May 1998, BCOP issued $150 million of 7.05% notes under this registration statement. The notes are due in May 2005. BCOP has no intent to use the remaining shelf capacity.

Additional information about our credit agreements and debt is in Note 9 accompanying the financial statements.

At March 31, 2000, we had $430.0 million of borrowing capacity for additional debt securities registered with the Securities and Exchange Commission.

Our cash requirements going forward will be funded through a combination of cash flows from operations, borrowings under our existing credit facilities, issuance of new debt or equity securities, and possible asset sales.

We believe inflation has not had a material effect on our financial condition or results of operations; however, there can be no assurance that we will not be affected by inflation in the future. Our overall sales are not subject to significant seasonal variations.

OUTLOOK

Assuming that the U.S. economy continues to grow at a healthy rate, we expect the performance of our paper business to continue to improve as a worldwide cyclical recovery gathers momentum. Office products distribution sales growth should continue at low double-digit rates. Performance in building products should continue to be strong this year but less than our record results in 1999, as higher interest rates reduce housing starts.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" delaying the effective date of SFAS No. 133. We plan to adopt SFAS No. 133 in the first quarter of 2001. Adoption of this statement is not expected to have a significant impact on our results of operations or financial position.

TIMBER SUPPLY AND ENVIRONMENTAL ISSUES

See our 1999 Annual Report on Form 10-K, Financial Review, under the caption "Timber Supply and Environmental Issues" and see PART II - OTHER INFORMATION, ITEM 1. LEGAL PROCEEDINGS in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis includes forward-looking statements. Actual results may differ materially from those expressed in or implied by the statements. Factors that could cause actual results to differ include, among other things, changes in domestic or foreign competition; the severity and longevity of global economic disruptions; increases in capacity through construction of new manufacturing facilities or conversion of older facilities to produce competitive products; changes in production capacity across paper and wood products markets; variations in demand for our products; changes in our cost for or the availability of raw materials, particularly market pulp and wood; the cost of compliance with and the impact of new environmental laws and regulations; the pace and the success of acquisitions; changes in same-location sales; cost structure improvements; the ability to implement operating strategies and integration plans and realize cost savings and efficiencies; fluctuations in interest rates; fluctuations in paper prices; the success of computer-based system enhancements; the occurrence of natural disasters such as fire and windstorm; and general economic conditions.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates and currency rates expose the company to financial market risk. Our debt is predominantly fixed-rate. We experience only modest changes in interest expense when market interest rates change. Most foreign currency transactions have been conducted in the local currencies, limiting our exposure to changes in currency rates. Consequently, our market risk-sensitive instruments do not subject us to material market risk exposure. Changes in our debt and our continued international expansion could increase these risks. To manage volatility relating to these exposures, we may enter into various derivative transactions such as interest rate swaps, rate hedge agreements, and forward exchange contracts. Interest rate swaps and rate hedge agreements are used to hedge underlying debt obligations or anticipated transactions. For qualifying hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the swap or underlying debt. Gains and losses related to qualifying hedges of foreign currency firm commitments and anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. All other forward exchange contracts are marked to market, and unrealized gains and losses are included in current period net income. We had no material changes in market risk since December 31, 1999. We had no material exposure to losses from derivative financial instruments held at March 31, 2000. We do not use derivative financial instruments for trading purposes.

PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

In December 1999, nine purported class action lawsuits were filed against the company, Boise Cascade Office Products Corporation, and BCOP's directors arising out of our proposal to acquire BCOP's outstanding minority public shares for $13.25 in cash. All nine cases were filed in the Delaware Court of Chancery. The lawsuits allege, among other things, that our offer was wrongful, unfair, and harmful to BCOP public stockholders and that the individual defendants could not fairly discharge their fiduciary duties. The lawsuits sought, among other things, injunctive relief against consummation of the proposed transaction, rescission of the transaction if it were consummated, damages, and attorneys' fees and expenses. On January 19, 2000, the court, upon stipulation of the parties, signed a consolidation order that combined the nine cases into one matter. On March 20, 2000, the parties to the litigation entered into a Memorandum of Understanding regarding a proposed settlement of the lawsuits. The proposed settlement would provide for full releases of the defendants and their affiliates and would extinguish all claims that have been, could have been, or could be asserted by or on behalf of any member of the class against the defendants. The settlement provides for the payment of $700,000 in attorneys' fees and up to $20,000 for expenses upon final approval of the settlement. The final settlement of the lawsuits, including the amount of attorneys' fees to be paid, is subject to court approval.

In March 2000, U.S. Environmental Protection Agency ("EPA") Regions X and VI issued to the company a combined Notice of Violation ("NOV"). The NOV alleges various violations of air permits at seven plywood plants and one particleboard plant for the period 1979 through 1998. The EPA has neither proposed any penalties nor has it filed any administrative, civil, or criminal action. The NOV, however, sets forth EPA's authority to seek, among other things, penalties of up to $25,000 per day for each violation. The company is presently in negotiations with the EPA to resolve these allegations.

During 1998 and 1999, five potential class action lawsuits were filed against the company arising out of its former manufacture and sale of hardboard siding products. These lawsuits allege that siding manufactured by the company was inherently defective when used as exterior cladding for buildings. In February 2000, one of these lawsuits was voluntarily dismissed in its entirety with no payment from Boise Cascade. That case had been pending in the U.S. District Court in Oregon. The four remaining lawsuits are pending in the Circuit Court of Champaign County, Illinois, the District Court of Jefferson County Texas (two cases), and the U.S. District Court for the Eastern District of Texas. The cases in Illinois and two of the Texas cases seek certification of statewide classes consisting of all owners of structures bearing hardboard siding manufactured by the company. The remaining case in Texas seeks certification of a nationwide class of mobile home owners. To date, no court has granted class certification. The lawsuits seek to declare the company financially responsible for the repair and replacement of the siding, to make restitution to the class members, and to award each class member compensatory and enhanced damages. The company discontinued manufacturing the hardboard siding product that is the subject of these lawsuits in 1984. We believe there are valid factual and legal defenses to these cases and will resist the certification of any class and vigorously defend all claims alleged by the plaintiffs.

Reference is made to our Annual Report on Form 10-K for the year ended December 31, 1999, for information concerning other legal proceedings.

ITEM 2.	CHANGES IN SECURITIES
None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual shareholders meeting on April 20, 2000. A total of 62,158,691 shares of common and preferred stock were outstanding and entitled to vote at the meeting. Of the total outstanding, 55,509,807 shares were represented at the meeting.

Shareholders cast votes for election of the following directors whose terms expire in 2003:
	In Favor	Withheld	Not Voted
	------------------	------------------	-------------------

Edward E. Hagenlocker	54,367,307	1,142,500	-
George J. Harad	54,271,321	1,238,486	-
Donald S. Macdonald	54,184,934	1,324,873	-
Jane E. Shaw	54,361,715	1,148,092	-
	------------------	------------------	------------------
	217,185,277	4,853,951	-

Continuing in office are Robert K. Jaedicke, Francesca Ruiz de Luzuriaga, Frank A. Shrontz, Carolyn M. Ticknor, and Ward W. Woods, Jr., whose terms expire in 2002, and Philip J. Carroll, Rakesh Gangwal, Gary G. Michael, and A. William Reynolds, whose terms expire in 2001.

The shareholders ratified the appointment of Arthur Andersen LLP as our independent auditor for the year 2000 with 54,932,938 votes cast for, 346,806 against, and 230,063 abstained.

The shareholders approved an amendment to our Key Executive Stock Option Plan. The amendment increases the number of shares available under the plan by 1,800,000 shares. The shareholders cast 45,054,725 votes for, 10,005,994 against, and 449,088 abstained .

The shareholders approved an amendment to our Director Stock Option Plan. The amendment increases the number of shares available under the plan by 100,000 shares. The shareholders cast 50,014,962 votes for, 4,988,367 against, and 506,478 abstained.

The shareholders reapproved the Key Executive Performance Plan (KEPP) for Executive Officers. In order for us to continue to fully deduct compensation paid to our executive officers under the KEPP, federal tax laws require that our shareholders approve the plan every five years. The shareholders cast 51,800,184 votes for, 3,274,009 against, and 435,614 abstained.

The shareholders approved amendments to our Key Executive Performance Plan for Executive Officers and to our 1995 Executive Officer Deferred Compensation Plan. The amendments established deferred stock unit accounts in each plan which will be paid out in shares of company stock rather than cash. The total number of shares issued to pay for the deferred stock units was 100,000 shares for each plan. The shareholders cast 52,839,706 votes for, 2,207,037 against, and 463,064 abstained.

The shareholders voted for a shareholder proposal asking the Board of Directors to take the necessary steps to declassify our board of directors. The shareholders cast 30,183,658 votes for, 19,580,753 against, 638,129 abstained, and 5,107,267 not voted. This vote was of an advisory nature. Actual declassification of the board would require a formal amendment to our Certificate of Incorporation. Such an amendment would need to be approved by 80% of the outstanding shares entitled to vote.
ITEM 5.	OTHER INFORMATION
None.
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits. Required exhibits are listed in the Index to Exhibits and are incorporated by reference.
(b)

Reports on Form 8-K.

No Form 8-Ks were filed during the first quarter of 2000.

On April 20, 2000, we filed a Form 8-K with the Securities and Exchange Commission announcing the successful completion of the cash tender offer to acquire the minority public shares of Boise Cascade Office Products Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE CORPORATION
/s/ Thomas E. Carlile ------------------------------------------------------- Thomas E. Carlile Vice President and Controller (As Duly Authorized Officer and Chief Accounting Officer)
Date: May 11, 2000

BOISE CASCADE CORPORATION
INDEX TO EXHIBITS
Filed With the Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2000
Number	Description	Page Number
----------------------	-----------------------------------------------------------------------------------	----------------------

10	Boise Cascade Office Products Corporation Key Executive Retention and Incentive Plan, effective March 15, 2000
12.1	Ratio of Earnings to Fixed Charges
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements
27	Financial Data Schedule