Form 10-Q
period 2000-06-30
BOISE CASCADE CORP
filed 2000-08-11
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of July 31, 2000 57,330,832

PART I - FINANCIAL INFORMATION
BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF INCOME
(expressed in thousands, except per share data)
ITEM 1.	FINANCIAL STATEMENTS
	Three Months Ended June 30
	------------------------------------------
	2000	1999
	----------------	-----------------
	(unaudited)
Revenues
Sales	$1,926,299	$1,678,008
	----------------	-----------------
Costs and expenses
Materials, labor, and other operating expenses	1,524,070	1,290,393
Depreciation, amortization, and cost of company timber harvested	76,966	71,442
Selling and distribution expenses	202,613	184,069
General and administrative expenses	32,090	33,677
Other (income) expense, net	2,231	(39,072)
	----------------	-----------------
	1,837,970	1,540,509
	----------------	-----------------
Equity in net income of affiliates	1,715	3,212
	----------------	-----------------
Income from operations	90,044	140,711
	----------------	-----------------
Interest expense	(37,750)	(34,642)
Interest income	551	562
Foreign exchange gain (loss)	(238)	29
	----------------	-----------------
	(37,437)	(34,051)
	----------------	-----------------
Income before income taxes and minority interest	52,607	106,660
Income tax provision	(21,666)	(44,264)
	----------------	-----------------
Income before minority interest	30,941	62,396
Minority interest, net of income tax	66	(3,344)
	----------------	-----------------
Net income	$31,007	$59,052
	=========	==========

Net income per common share

Basic	$0.49	$0.98
	=========	==========
Diluted	$0.46	$0.92
	=========	==========

The accompanying notes are an integral part of these Financial Statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF INCOME
(expressed in thousands, except per share data)

	Six Months Ended June 30
	------------------------------------------
	2000	1999
	----------------	-----------------
	(unaudited)
Revenues
Sales	$3,872,612	$3,289,161
	----------------	-----------------
Costs and expenses
Materials, labor, and other operating expenses	3,055,859	2,544,016
Depreciation, amortization, and cost of company timber harvested	150,682	140,477
Selling and distribution expenses	403,299	366,965
General and administrative expenses	61,126	63,663
Other (income) expense, net	7,385	(32,705)
	----------------	-----------------
	3,678,351	3,082,416
	----------------	-----------------
Equity in net income of affiliates	4,036	3,958
	----------------	-----------------
Income from operations	198,297	210,703
	----------------	-----------------
Interest expense	(74,435)	(71,759)
Interest income	1,055	1,178
Foreign exchange gain (loss)	(464)	73
	----------------	-----------------
	(73,844)	(70,508)
	----------------	-----------------
Income before income taxes and minority interest	124,453	140,195
Income tax provision	(50,404)	(58,307)
	----------------	-----------------
Income before minority interest	74,049	81,888
Minority interest, net of income tax	(3,478)	(6,683)
	----------------	-----------------
Net income	$70,571	$75,205
	=========	==========

Net income per common share

Basic	$1.12	$1.21
	=========	==========
Diluted	$1.06	$1.14
	=========	==========

The accompanying notes are an integral part of these Financial Statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(expressed in thousands)

ASSETS
	June 30		December 31
	-------------------------------------------		-------------------
	2000	1999	1999
	-----------------	-----------------	-------------------
	(unaudited)
Current
Cash	$56,301	$66,757	$57,720
Cash equivalents	7,699	6,590	9,215
	-----------------	-----------------	-------------------
	64,000	73,347	66,935
Receivables, less allowances
of $11,217, $10,536, and $11,289	634,576	587,159	663,609
Inventories	669,329	552,291	703,984
Deferred income tax benefits	54,908	73,015	53,148
Other	48,412	55,754	43,432
	-----------------	-----------------	-------------------
	1,471,225	1,341,566	1,531,108
	-----------------	-----------------	-------------------
Property
Property and equipment
Land and land improvements	73,421	63,777	70,441
Buildings and improvements	636,378	579,375	613,729
Machinery and equipment	4,370,729	4,200,392	4,300,250
	-----------------	-----------------	-------------------
	5,080,528	4,843,544	4,984,420
Accumulated depreciation	(2,526,445)	(2,285,697)	(2,427,415)
	-----------------	-----------------	-------------------
	2,554,083	2,557,847	2,557,005
Timber, timberlands, and timber deposits	293,687	270,433	294,663
	-----------------	-----------------	-------------------
	2,847,770	2,828,280	2,851,668
	-----------------	-----------------	-------------------
Goodwill, net of amortization
of $60,107, $44,965, and $52,506	566,318	491,797	488,339
Investments in equity affiliates	42,697	35,219	37,418
Other assets	232,028	228,161	229,881
	-----------------	-----------------	-------------------
Total assets	$5,160,038	$4,925,023	$5,138,414
	==========	==========	===========

BOISE CASCADE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(expressed in thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY
	June 30		December 31
	-----------------------------------------		--------------------
	2000	1999	1999
	----------------	----------------	--------------------
	(unaudited)
Current
Short-term borrowings	$90,791	$137,511	$71,800
Current portion of long-term debt	87,757	122,965	118,168
Income taxes payable	2,058	-	19,998
Accounts payable	607,103	515,734	589,278
Accrued liabilities
Compensation and benefits	135,185	136,528	148,035
Interest payable	26,797	30,244	29,606
Other	117,728	197,142	147,794
	----------------	----------------	--------------------
	1,067,419	1,140,124	1,124,679
	----------------	----------------	--------------------
Debt
Long-term debt, less current portion	1,727,584	1,488,844	1,584,528
Guarantee of ESOP debt	125,523	149,506	132,809
	----------------	----------------	--------------------
	1,853,107	1,638,350	1,717,337
	----------------	----------------	--------------------
Other
Deferred income taxes	326,500	276,748	311,346
Other long-term liabilities	236,283	253,554	239,940
	----------------	----------------	--------------------
	562,783	530,302	551,286
	----------------	----------------	--------------------
Minority interest	9,540	123,802	130,999
	----------------	----------------	--------------------
Shareholders' equity
Preferred stock -- no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 4,815,003; 5,150,740; and 4,982,209 shares outstanding	216,675	231,783	224,199
Deferred ESOP benefit	(125,523)	(149,506)	(132,809)
Common stock -- $2.50 par value; 200,000,000 shares authorized; 57,330,829; 56,851,188; and 57,157,558 shares outstanding	143,327	142,128	142,894
Additional paid-in capital	454,526	437,120	449,040
Retained earnings	994,881	846,288	942,702
Accumulated other comprehensive income (loss)	(16,697)	(15,368)	(11,913)
	----------------	----------------	--------------------
Total shareholders' equity	1,667,189	1,492,445	1,614,113
	----------------	----------------	--------------------
Total liabilities and shareholders' equity	$5,160,038	$4,925,023	$5,138,414
	=========	=========	===========

The accompanying notes are an integral part of these Financial Statements.
BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(expressed in thousands)
	Six Months Ended June 30
	------------------------------------------------
	2000	1999
	--------------------	--------------------
	(unaudited)

Cash provided by (used for) operations
Net income	$70,571	$75,205
Items in net income not using (providing) cash
Equity in net income of affiliates	(4,036)	(3,958)
Depreciation, amortization, and cost of company timber harvested	150,682	140,477
Deferred income tax provision	18,136	49,402
Minority interest, net of income tax	3,478	6,683
Restructuring activity	-	(36,322)
Other	464	(73)
Receivables	29,033	(64,900)
Inventories	37,997	74,341
Accounts payable and accrued liabilities	20,221	23,578
Current and deferred income taxes	(18,209)	(1,464)
Other	(9,710)	(2,109)
	--------------------	--------------------
Cash provided by operations	298,627	260,860
	--------------------	--------------------
Cash provided by (used for) investment
Expenditures for property and equipment	(140,778)	(107,096)
Expenditures for timber and timberlands	(7,414)	(1,683)
Investments in equity affiliates, net	(1,290)	-
Purchase of minority interest	(216,087)	-
Purchases of facilities	(14,754)	(6,328)
Other	(26,154)	(10,001)
	--------------------	--------------------
Cash used for investment	(406,477)	(125,108)
	--------------------	--------------------
Cash provided by (used for) financing
Cash dividends paid
Common stock	(17,157)	(16,910)
Preferred stock	(8,139)	(8,741)
	--------------------	--------------------
	(25,296)	(25,651)
Short-term borrowings	18,991	7,999
Additions to long-term debt	215,409	88,671
Payments of long-term debt	(102,518)	(215,743)
Other	(1,671)	7,951
	--------------------	--------------------
Cash provided by (used for) financing	104,915	(136,773)
	--------------------	--------------------
Decrease in cash and cash equivalents	(2,935)	(1,021)
Balance at beginning of year	66,935	74,368
	--------------------	--------------------
Balance at June 30	$64,000	$73,347
	===========	===========

The accompanying notes are an integral part of these Financial Statements.

NOTES TO QUARTERLY FINANCIAL STATEMENTS
(1)

BASIS OF PRESENTATION. We have prepared the quarterly financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Some information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. These statements should be read together with the statements and the accompanying notes included in our 1999 Annual Report.

The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included. Net income for the three and six months ended June 30, 2000 and 1999, necessarily involved estimates and accruals. Actual results may vary from those estimates. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2)

OTHER (INCOME) EXPENSE, NET. "Other (income) expense, net" includes gains and losses on the sale and disposition of property and other miscellaneous income and expense items. The components of "Other (income) expense, net" in our Statements of Income are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	---------------------------------		---------------------------------
	2000	1999	2000	1999
	------------	------------	------------	------------
	(expressed in thousands)

Deferred software write-down	$-	$-	$2,639	$-
Restructuring activity	-	(39,929)	-	(35,529)
Other, net	2,231	857	4,746	2,824
	------------	------------	------------	------------
	$2,231	$(39,072)	$7,385	$(32,705)
	=======	=======	=======	=======
For discussion of the restructuring activity, see Note 13.
(3)	NET INCOME PER COMMON SHARE. Net income per common share was determined by dividing net income, as adjusted, by applicable shares outstanding.
	Three Months Ended June 30		Six Months Ended June 30
	---------------------------------		---------------------------------
	2000	1999	2000	1999
	------------	------------	------------	------------
	(expressed in thousands)
BASIC

Net income as reported	$31,007	$59,052	$70,571	$75,205
Preferred dividends (a)	(3,206)	(3,365)	(6,582)	(6,855)
	------------	------------	------------	------------

Basic income	$27,801	$55,687	$63,989	$68,350
	=======	=======	=======	=======

Average shares outstanding used to
determine basic income per common
share	57,275	56,600	57,244	56,485
	=======	=======	=======	=======
DILUTED

Basic income	$27,801	$55,687	$63,989	$68,350
Preferred dividends eliminated	3,206	3,365	6,582	6,855
Supplemental ESOP contribution	(2,741)	(2,877)	(5,627)	(5,860)
	------------	------------	------------	------------
Diluted income	$28,266	$56,175	$64,944	$69,345
	=======	=======	=======	=======
Average shares outstanding used to determine basic income per common share	57,275	56,600	57,244	56,485
Stock options and other	230	543	272	395
Series D convertible preferred stock	3,896	4,171	3,934	4,223
	------------	------------	------------	------------
Average shares used to determine diluted income per common share	61,401	61,314	61,450	61,103
	=======	=======	=======	=======

(a)	Dividend attributable to our Series D convertible preferred stock held by our ESOP (Employee Stock Ownership Plan) is net of a tax benefit.
(4)	COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) for the periods include the following:
	Three Months Ended June 30		Six Months Ended June 30
	---------------------------------		---------------------------------
	2000	1999	2000	1999
	------------	------------	------------	------------
	(expressed in thousands)

Net income	$31,007	$59,052	$70,571	$75,205
Other comprehensive income (loss)
Cumulative foreign currency translation adjustment, net of income taxes	(1,112)	(868)	(4,784)	(7,796)
	------------	------------	------------	------------
Comprehensive income (loss), net of income taxes	$29,895	$58,184	$65,787	$67,409
	=======	=======	=======	=======
(5)

RECEIVABLES. In late September 1998, we sold fractional ownership interests in a defined pool of trade accounts receivable. At June 30, 2000, $150 million of sold accounts receivable were excluded from receivables and at June 30, 1999, and December 31, 1999, $100 million of sold accounts receivable were excluded from receivables in the accompanying balance sheets. The portion of fractional ownership interest retained by us is included in accounts receivable in the balance sheets. The increase of $50 million and $21 million in sold accounts receivable over the amounts at December 31, 1999 and 1998, also represents an increase in cash provided by operations for the six months ended June 30, 2000 and 1999. This program represents a revolving sale of receivables committed to by the purchasers for 364 days and is subject to renewal. Costs related to the program are included in "Other (income) expense, net" in our Statements of Income. Under the accounts receivable sale agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables, and the historical performance of the receivables we sell. The company is currently authorized to sell up to $300 million of fractional ownership interests in its trade accounts receivable.

(6)

DEFERRED SOFTWARE COSTS. We defer software costs that benefit future years. These costs are amortized on the straight-line method over the expected life of the software. "Other assets" in the balance sheets includes deferred software costs of $51.7 million, $50.1 million, and $53.1 million at June 30, 2000 and 1999, and December 31, 1999. Amortization of deferred software costs totaled $3.8 million and $7.2 million for the three and six months ended June 30, 2000, and $3.4 million and $6.6 million for the three and six months ended June 30, 1999.

(7)	INVENTORIES. Inventories include the following:
	June 30		December 31
	-------------------------------------		-------------------
	2000	1999	1999
	--------------	--------------	-------------------
	(expressed in thousands)

Finished goods and work in process	$544,948	$436,753	$538,712
Logs	43,516	40,299	89,764
Other raw materials and supplies	144,912	138,535	136,555
LIFO reserve	(64,047)	(63,296)	(61,047)
	--------------	--------------	-------------------
	$669,329	$552,291	$703,984
	========	========	==========

(8)

INCOME TAXES. We used estimated annual tax provision rates of 40.5% and 41.6% for the six months ended June 30, 2000 and 1999, and 41.2% and 41.5% for the three months ended June 30, 2000 and 1999. In 1999, our actual annual tax provision rate was 40.0%.

For the three and six months ended June 30, 2000, we paid income taxes, net of refunds received, of $31.1 million and $43.2 million. We paid $1.8 million and $7.3 million for the same periods in 1999.

(9)

DEBT. We have a revolving credit agreement with 25 major banks that permits us to borrow as much as $600 million at variable interest rates based on the London Interbank Offered Rate (LIBOR). At June 30, 2000, the rate was 7.0%. When the agreement expires in June 2002, any amount outstanding will be due and payable. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. Under this agreement, the payment of dividends is dependent upon the existence of and the amount of net worth in excess of the defined minimum. Our net worth at June 30, 2000, exceeded the defined minimum by $114.4 million. At June 30, 2000, there were $550.0 million of borrowings outstanding under this agreement.

Our wholly owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), has a $450 million revolving credit agreement with 17 major banks that expires in June 2001 and provides variable interest rates based on LIBOR. At June 30, 2000, the rate was 6.9%. The BCOP revolving credit facility contains financial restrictions, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. Borrowings under BCOP's agreement were $40 million at June 30, 2000.

In October 1998, we entered into an interest rate swap with a notional amount of $75 million and an effective fixed interest rate of 5.1% with respect to $75 million of our revolving credit agreement borrowings. BCOP also entered into an interest rate swap with a notional amount of $25 million and an effective fixed interest rate of 5.0% with respect to $25 million of their revolving credit agreement borrowings. Both swaps expire in October 2000. We are exposed to modest credit-related risks in the event of nonperformance by counterparties to these swaps; however, we do not expect the counterparties, who are all major financial institutions, to fail to meet their obligations.

Also at June 30, 2000, we had $90.8 million of short-term borrowings outstanding. At June 30, 1999, we had $137.5 million of short-term borrowings outstanding. The maximum amount of short-term borrowings outstanding during the six months ended June 30, 2000 and 1999, was $160.5 million and $293.3 million. The average amount of short-term borrowings outstanding during the six months ended June 30, 2000 and 1999, was $88.8 million and $167.8 million. The average interest rate for these borrowings was 6.5% for 2000 and 5.4% for 1999.

At June 30, 2000, we had $430.0 million of unused borrowing capacity registered with the SEC for additional debt securities.

In April 1998, BCOP registered $300 million of shelf capacity with the SEC. In May 1998, BCOP issued $150 million of 7.05% notes under this registration statement. The notes are due in May 2005. BCOP has no intent to use the remaining shelf capacity.

In July 2000, a registration statement filed with the SEC covering $300 million in universal shelf capacity became effective. Under this filing, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and purchase contracts.

In March 2000, we retired our $100 million 9.9% notes. In February 1999, we redeemed our $100 million, 9.875% notes.

Cash payments for interest, net of interest capitalized, were $39.1 million and $77.2 million for the three and six months ended June 30, 2000, and $37.1 million and $77.7 million for the three and six months ended June 30, 1999.

(10)

BOISE CASCADE OFFICE PRODUCTS CORPORATION. In December 1999, we announced a proposal to acquire the 18.9% minority public shares of BCOP's outstanding common stock. In March 2000, with the recommendation of BCOP's board of directors, we commenced a tender offer for these shares at $16.50 per share in cash. The tender offer was successfully completed on April 19, 2000, with about 96% of the minority shares tendered and accepted for payment. Combined with our 81.1% of BCOP stock, this increased our ownership to more than 90% of the outstanding shares, thus allowing us to proceed with a short form merger without shareholder approval. As a result of this merger, all non-tendering shareholders became eligible to receive $16.50 per share in cash for each BCOP share surrendered. Effective April 20, 2000, BCOP became a wholly owned subsidiary of Boise Cascade Corporation.

The acquisition of the minority public shares was accounted for under the purchase method of accounting. The purchase price, including payments to shareholders and stock option holders and transaction costs, totaled $216.1 million and was funded from borrowings under our revolver and short-term borrowings. The excess of the purchase price over the estimated fair value of the assets and liabilities acquired was recorded as goodwill and is being amortized over 40 years. On a pro forma basis, if the acquisition had occurred on January 1, 1999, there would have been no change in our reported sales for the six month periods ended June 30, 2000 and 1999. Net income for the six months ended June 30, 2000, would have increased approximately $0.9 million, or $0.01 per basic and diluted share. Net income for the six months ended June 30, 1999, would have increased approximately $1.3 million, or $0.02 per basic and diluted share.

BCOP made no acquisitions in the first six months of 2000. On January 11, 1999, BCOP acquired the office supply business of Wallace Computer Services, based in Lisle, Illinois. This transaction was completed for cash of $6.3 million and the recording of $0.2 million of acquisition liabilities. This acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired business are included in our operations subsequent to the date of acquisition. On a pro forma basis, if the 1999 acquisition had occurred on January 1, 1999, there would have been no significant change in the results of operations for the first six months of 1999.

The above unaudited pro forma financial information does not necessarily represent the actual results of operations that would have occurred if the acquisitions had taken place on the dates assumed.

(11)

ACQUISITIONS. On June 30, 2000, we completed the acquisition of Alliance Forest Products-Joists, Inc. ("AllJoist"). Formerly a subsidiary of Alliance Forest Products, Inc., AllJoist operates a wood I-joist manufacturing plant in Edmundston, New Brunswick, Canada. The purchase price was $14.8 million cash.

On September 16, 1999, we completed the acquisition of Furman Lumber, Inc., a U.S. building materials distributor headquartered in Billerica, Massachusetts, with 12 locations in the East, Midwest, and South. The purchase price was $92.7 million, including cash payments of $90.2 million and assumption of $2.5 million of debt.

These acquisitions were accounted for under the purchase method of accounting.  The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in our operations subsequent to the date of acquisition.

If the AllJoist acquisition had occurred on January 1, 2000, pro forma sales for the first six months of 2000 would have increased by $11 million, but pro forma net income and pro forma basic and diluted income per share would not have materially changed. If the AllJoist and Furman acquisitions had occurred on January 1, 1999, pro forma sales for the six months ended June 30, 1999, would have increased $359 million, pro forma net income would have increased by $1.6  million, and pro forma basic and diluted earnings per share would have increased by $0.03. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have resulted if the acquisitions had occurred on the dates assumed.

(12)

NEW ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" delaying the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133." We plan to adopt SFAS No. 133 and 138 in the first quarter of 2001. Adoption of these statements is not expected to have a significant impact on our results of operations or financial position.

The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" must be implemented by fourth quarter 2000. Implementation of this SAB is not expected to have a significant impact on our results of operations or financial position.

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

In 1998, restructuring reserves were established to close three sawmills and a plywood plant in our building products segment, to revalue assets in our paper and paper products segment, and to implement a companywide cost-reduction initiative and restructuring of several operations in our paper and paper products, building products, and corporate and other segments. In addition, reserves were established for restructuring the United Kingdom operations of our office products segment. For more detailed information on these reserves, see our 1999 Annual Report on Form 10-K.

In late May 1999, we decided to continue to operate one sawmill in Elgin, Oregon, and the plywood plant in Yakima, Washington. As a result of this decision, in the second quarter of 1999, our building products segment reversed to operating income previously recorded restructuring charges totaling $35.5 million. Of this amount, $23.5 million reversed restructuring accruals and $12.0 million related to the restoration of the net book value of these two facilities. Also in the second quarter of 1999, we reversed $4.0 million in our office products segment when the office products restructuring in the United Kingdom proved to be less costly than anticipated. Additionally, in June 1999, we reversed $1.2 million of 1998 restructuring charges in our paper and paper products segment to reflect actual experience. These adjustments were recorded primarily in "Other (income) expense, net" in our Statements of Income.

Restructuring reserve liability activity related to the 1998 charges through June 30, 2000, was as follows:
	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	------------	-----------------	------------	-------------
	(expressed in thousands)

1998 expense recorded	$53,500	$34,900	$30,500	$118,900
Assets written down	(53,500)	-	-	(53,500)
Pension liability recorded	-	(11,200)	-	(11,200)
Charges against reserve	-	(4,200)	(4,600)	(8,800)
	------------	-----------------	------------	-------------
Restructuring reserve at December 31, 1998	-	19,500	25,900	45,400
Expense recorded	-	4,400	-	4,400
Pension liability recorded	-	(4,400)	-	(4,400)
Reclass from other accounts	-	500	-	500
Reclass from pension liability	-	2,200	-	2,200
Reserves credited to income	-	(7,900)	(19,700)	(27,600)
Proceeds from sale of assets	-	-	1,700	1,700
Charges against reserve	-	(10,400)	(2,700)	(13,100)
	------------	-----------------	------------	-------------
Restructuring reserve at December 31, 1999	-	3,900	5,200	9,100
Charges against reserve	-	(1,900)	(400)	(2,300)
	------------	-----------------	------------	-------------
Restructuring reserve at June 30, 2000	$-	$2,000	$4,800	$6,800
	=======	=========	=======	=======
(14)

SEGMENT INFORMATION. There are no differences from our last annual report in our basis of segmentation or in our basis of measurement of segment profit or loss. An analysis of our operations by segment is as follows:

				Income
				(Loss)
				Before
	Sales			Taxes and
	--------------------------------------------------------------------			Minority
	Trade	Intersegment	Total	Interest (a)
	---------------------	-------------------	---------------------	---------------------
	(expressed in thousands)

Three Months Ended June 30, 2000
Office products	$898,494	$135	$898,629	$26,808
Building products	637,139	8,211	645,350	14,181
Paper and paper products	383,780	107,127	490,907	60,149
Corporate and other	6,886	12,237	19,123	(10,781)
	---------------------	-------------------	---------------------	---------------------
Total	1,926,299	127,710	2,054,009	90,357
Intersegment eliminations	-	(127,710)	(127,710)	-
Interest expense	-	-	-	(37,750)
	---------------------	-------------------	---------------------	---------------------
Consolidated totals	$1,926,299	$-	$1,926,299	$52,607
	============	===========	============	============

Three Months Ended June 30, 1999
Office products	$801,421	$137	$801,558	$37,015
Building products	533,390	9,193	542,583	98,196
Paper and paper products	334,500	86,533	421,033	17,682
Corporate and other	8,697	12,760	21,457	(11,591)
	---------------------	-------------------	---------------------	---------------------
Total	1,678,008	108,623	1,786,631	141,302
Intersegment eliminations	-	(108,623)	(108,623)	-
Interest expense	-	-	-	(34,642)
	---------------------	-------------------	---------------------	---------------------
Consolidated totals	$1,678,008	$-	$1,678,008	$106,660
	============	===========	============	============
(a)	Interest income has been allocated to our segments in the amounts of $551,000 and $562,000 for the three months ended June 30, 2000 and 1999.
				Income
				(Loss)
				Before
	Sales			Taxes and
	--------------------------------------------------------------------			Minority
	Trade	Intersegment	Total	Interest (a)
	---------------------	-------------------	---------------------	---------------------
	(expressed in thousands)

Six Months Ended June 30, 2000
Office products	$1,839,911	$338	$1,840,249	$66,278
Building products	1,249,268	16,588	1,265,856	43,366
Paper and paper products	769,785	206,234	976,019	108,832
Corporate and other	13,648	23,405	37,053	(19,588)
	---------------------	-------------------	---------------------	---------------------
Total	3,872,612	246,565	4,119,177	198,888
Intersegment eliminations	-	(246,565)	(246,565)	-
Interest expense	-	-	-	(74,435)
	---------------------	-------------------	---------------------	---------------------
Consolidated totals	$3,872,612	$-	$3,872,612	$124,453
	============	===========	============	============

Six Months Ended June 30, 1999
Office products	$1,649,685	$263	$1,649,948	$75,677
Building products	969,942	16,109	986,051	138,495
Paper and paper products	654,434	165,956	820,390	22,476
Corporate and other	15,100	26,961	42,061	(24,694)
	---------------------	-------------------	---------------------	---------------------
Total	3,289,161	209,289	3,498,450	211,954
Intersegment eliminations	-	(209,289)	(209,289)	-
Interest expense	-	-	-	(71,759)
	---------------------	-------------------	---------------------	---------------------
Consolidated totals	$3,289,161	$-	$3,289,161	$140,195
	============	===========	============	============
(a)	Interest income has been allocated to our segments in the amounts of $1,055,000 and $1,178,000 for the six months ended June 30, 2000 and 1999.
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
	Three Months Ended June 30		Six Months Ended June 30
	--------------------------------------		--------------------------------------
	2000	1999	2000	1999
	------------------	------------------	------------------	------------------

Sales	$ 1.9 billion	$ 1.7 billion	$ 3.9 billion	$ 3.3 billion
Net income	$31.0 million	$59.1 million	$70.6 million	$75.2 million
Net income per basic share	$0.49	$0.98	$1.12	$1.21
Net income per diluted share	$0.46	$0.92	$1.06	$1.14
Net income before nonroutine items	$31.0 million	$34.4 million	$70.6 million	$53.3 million
Net income per basic share before nonroutine
items	$0.49	$0.55	$1.12	$0.82
Net income per diluted share before nonroutine
items	$0.46	$0.52	$1.06	$0.78

	(percentage of sales)

Materials, labor, and other operating expenses	79.1%	76.9%	78.9%	77.3%
Selling and distribution	10.5%	11.0%	10.4%	11.2%
General and administrative expenses	1.7%	2.0%	1.6%	1.9%

In second quarter 1999, our building products segment reversed $35.5 million of previously recorded restructuring charges when we decided to continue operations at our sawmill in Elgin, Oregon, and at our plywood plant in Yakima, Washington. Also in second quarter 1999, we reversed $4.0 million in our office products segment when the office products restructuring in the United Kingdom proved to be less costly than anticipated. Additionally, we reversed $1.2 million of 1998 restructuring charges in our paper and paper products segment to reflect actual experience. These adjustments were recorded primarily in "Other (income) expense, net" in our Statements of Income. The impact of these nonroutine items increased net income $24.6  million, or $0.43 and $0.40 per basic and diluted share, for the three months ended June 30, 1999.

In addition to the second quarter 1999 items previously discussed, in the first quarter of 1999, our corporate and other segment recorded $4.4 million of additional restructuring expense related to an early retirement program announced in fourth quarter 1998. The noncash charge was for the present value of unrecorded early retirement benefits.

The impact of all of the 1999 nonroutine items described above for the six months ended June 30, 1999, increased net income $21.9 million, or $0.39 and $0.36 per basic and diluted share.

The sales increase between the three months ended June 30, 2000 and the same period in 1999, was a result of a 12% increase in office products sales, a 19% increase in building products sales, and a 17% increase in paper and paper products sales. The sales increase between the six months ended June 30, 2000 and the same period in 1999, was a result of a 12% increase in office products sales, a 28% increase in building products sales, and a 19% increase in paper and paper products sales. See the discussion of the results of operations by segment for additional detail.

For the three months ended June 30, 2000, net income decreased, compared with net income before nonroutine items for the three months ended June 30, 1999, as a result of a 264% increase in paper and paper products operating income, offset by a 19% decrease in office products operating income, and a 77% decrease in building products operating income. For the six months ended June 30, 2000, net income increased, compared with net income before nonroutine items for the six months ended June 30, 1999, as a result of a 411% increase in paper and paper products operating income offset by an 8% decrease in office products operating income and a 58% decrease in building products operating income. See the discussion of the results of operations by segment for additional detail.

Materials, labor, and other operating expenses as a percent of sales increased in both periods of 2000 because of lower margins in our office products segment, lower plywood sales prices in building products, and higher fiber and energy costs in paper and paper products. See the results of operations by segment for additional detail. Selling and distribution expense as a percent of sales improved in both periods of 2000 because of the increase in paper and paper products sales without a corresponding increase in selling and distribution expenses. General and administrative expenses decreased as a percent of sales in 2000 due to our cost-reduction efforts and to leveraging fixed costs over higher sales.

Interest expense was $37.8 million and $34.6 million for the three months ended June 30, 2000 and 1999, compared with $74.4 million and $71.8 million for the six months ended June 30, 2000 and 1999. The increase was due to slightly higher debt levels.

We used estimated annual tax provision rates of 40.5% and 41.6% for the six months ended June 30, 2000 and 1999, and 41.2% and 41.5% for the three months ended June 30, 2000 and 1999. In 1999, our actual annual tax provision rate was 40.0%. The changes in our tax rates were due primarily to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

OFFICE PRODUCTS DISTRIBUTION
	Three Months Ended June 30		Six Months Ended June 30
	-------------------------------------------		------------------------------------------------
	2000	1999	2000	1999
	--------------------	--------------------	----------------------	----------------------

Sales	$898.6 million	$801.6 million	$1,840.2 million	$1,649.9 million
Segment income	$26.8 million	$37.0 million	$66.3 million	$75.7 million
Segment income before nonroutine
items	$26.8 million	$33.0 million	$66.3 million	$71.7 million

	(percentage of sales)

Gross profit	24.3%	26.6%	24.4%	26.2%
Operating expenses	21.3%	22.0%	20.8%	21.6%
Operating expenses before nonroutine
items	21.3%	22.4%	20.8%	21.8%
Operating profit	3.0%	4.6%	3.6%	4.6%
Operating profit before nonroutine
items	3.0%	4.1%	3.6%	4.3%

During the second quarter of 1999, BCOP revised the amount of a restructuring reserve for its United Kingdom operations. The restructuring program was less costly than originally anticipated due to lower legal and professional fees, a sublease of one of the facilities, a decision to retain a small printing portion of the business, and fewer terminations of employees. As a result, BCOP recorded an increase to operating income of approximately $4.0 million. The increase to income included $0.5 million for reduced employee-related costs and $3.5 million for other exit costs including lower lease costs and lower-than-expected inventory write-downs of about $0.8 million.

The increase in sales for the periods presented resulted from same-location sales growth. Same-location sales increased 12% for the three months ended June 30, 2000, compared with the same period in 1999, and increased 11% for the six months ended June 30, 2000, compared with the same period in 1999. The lower operating income in both periods was driven by higher product costs which reduced gross profit margins. The decrease in operating expenses as a percent of sales for both periods in 2000 was due to leveraging fixed costs over higher sales.

In December 1999, we announced a proposal to acquire the 18.9% minority public shares of BCOP's outstanding common stock. In March 2000, with the recommendation of BCOP's board of directors, we commenced a tender offer for these shares at $16.50 per share in cash. The tender offer was successfully completed on April 19, 2000, with about 96% of the minority shares tendered and accepted for payment. Combined with our 81.1% of BCOP stock, this increased our ownership to more than 90% of the outstanding shares, thus allowing us to proceed with a short form merger without shareholder approval. As a result of this merger, all non-tendering shareholders became eligible to receive $16.50 per share in cash for each BCOP share surrendered. Effective April 20, 2000, BCOP became a wholly owned subsidiary of Boise Cascade Corporation.

The acquisition of the minority public shares was accounted for under the purchase method of accounting. The purchase price, including payments to shareholders and stock option holders and transaction costs, totaled $216.1 million and was funded from borrowings under our revolver and short-term borrowings. The excess of the purchase price over the estimated fair value of the assets and liabilities acquired was recorded as goodwill and is being amortized over 40 years. On a pro forma basis, if the acquisition had occurred on January 1, 1999, there would have been no change in our reported sales for the six month periods ended June 30, 2000 and 1999. Net income for the six months ended June 30, 2000, would have increased approximately $0.9 million, or $0.01 per basic and diluted share. Net income for the six months ended June 30, 1999, would have increased $1.3 million, or $0.02 per basic and diluted share. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have resulted if the acquisition had occurred on the date assumed.

BUILDING PRODUCTS
	Three Months Ended June 30		Six Months Ended June 30
	-------------------------------------------		---------------------------------------------
	2000	1999	2000	1999
	--------------------	--------------------	---------------------	---------------------

Sales	$645.4 million	$542.6 million	$1,265.9 million	$986.1 million
Segment income	$14.2 million	$98.2 million	$43.4 million	$138.5 million
Segment income before nonroutine items	$14.2 million	$62.6 million	$43.4 million	$102.9 million

Sales Volumes
Plywood (1,000 sq. ft. 3/8" basis)	483,576	380,999	944,227	779,557
OSB (1,000 sq. ft. 3/8" basis) (1)	103,186	96,070	204,625	187,447
Lumber (1,000 board ft.)	118,536	134,685	243,100	257,451
LVL (100 cubic ft.)	16,297	14,234	32,108	26,982
I-joists (1,000 equivalent lineal ft.)	37,546	37,242	66,388	66,743
Particleboard (1,000 sq. ft. 3/4" basis)	50,335	49,957	97,549	96,452
Building materials distribution (in millions)	$431	$306	$826	$530

Average Net Selling Prices
Plywood (1,000 sq. ft. 3/8" basis)	$241	$288	$243	$277
OSB (1,000 sq. ft. 3/8" basis)	$207	$217	$211	$187
Lumber (1,000 board ft.)	$481	$521	$506	$512
LVL (100 cubic ft.)	$1,562	$1,603	$1,566	$1,593
I-joists (1,000 equivalent lineal ft.)	$979	$1,007	$981	$1,001
Particleboard (1,000 sq. ft. 3/4" basis)	$297	$278	$298	$272

(1) Includes 100% of the sales of Voyageur Panel, of which we own 47%.

The increase in sales in both periods was due to increased sales in building materials distribution resulting from the acquisition of Furman Lumber, Inc. in the third quarter of 1999. Sales increased 41% and 56% for the three and six months ended June 30, 2000, when compared with the same periods of the prior year. The reduction in operating income before nonroutine items for both periods was due to significantly lower plywood and lumber prices and a charge to reduce the carrying value of our inventories. For the three months ended June 30, 2000, plywood prices were down 16% from a year ago while lumber prices declined 8%. For the six months ended June 30, 2000, compared with the same period in 1999, plywood prices were down 12% and lumber prices declined only slightly. Our plywood mill in Medford, Oregon, which was rebuilt following a fire in 1998, became fully operational during the first quarter of 2000. Plywood unit sales volume increased 27% and 21% over the second quarter and year-ago sales volumes.

On June 30, 2000, we completed the acquisition of Alliance Forest Products-Joists, Inc. ("AllJoist"). Formerly a subsidiary of Alliance Forest Products, Inc., AllJoist operates a wood I-joist manufacturing plant in Edmundston, New Brunswick, Canada. The purchase price was $14.8 million cash.

On September 16, 1999, we completed the acquisition of Furman Lumber, Inc., a U.S. building materials distributor headquartered in Billerica, Massachusetts, with 12 locations in the East, Midwest, and South. The purchase price was approximately $92.7 million, including cash payments of $90.2 million and the assumption of $2.5 million of debt.

These acquisitions were accounted for under the purchase method of accounting.  The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired businesses are included in our operations subsequent to the date of acquisition.

If the AllJoist acquisition had occurred on January 1, 2000, pro forma sales for the first six months of 2000 would have increased by $11 million, but pro forma net income and pro forma basic and diluted income per share would not have materially changed. If the AllJoist and Furman acquisitions had occurred on January 1, 1999, pro forma sales for the six months ended June 30, 1999, would have increased $359 million, pro forma net income would have increased by $1.6  million, and pro forma basic and diluted earnings per share would have increased by $0.03. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have resulted if the acquisitions had occurred on the dates assumed.

PAPER AND PAPER PRODUCTS
	Three Months Ended June 30		Six Months Ended June 30
	----------------------------------------		-------------------------------------------
	2000	1999	2000	1999
	-------------------	-------------------	--------------------	--------------------

Sales	$490.9 million	$421.0 million	$976.0 million	$820.4 million
Segment income	$60.1 million	$17.7 million	$108.8 million	$22.5 million
Segment income before nonroutine items	$60.1 million	$16.5 million	$108.8 million	$21.3 million

Sales Volumes
(thousands of short tons)
Uncoated free sheet	350	354	713	700
Containerboard	173	164	338	317
Newsprint	106	108	214	203
Other	42	35	81	75
	-------------------	-------------------	--------------------	--------------------
Total	671	661	1,346	1,295
	==========	==========	===========	===========
Average Net Selling Prices
(per short ton)
Uncoated free sheet	$783	$674	$776	$666
Containerboard	$421	$326	$396	$306
Newsprint	$447	$402	$427	$432

The increase in sales in both periods of 2000 was due to increases in weighted average paper prices, combined with increases in sales volume. In the second quarter of 2000, weighted average paper prices increased 18%, while sales volume increased 1%. For the year, weighted average paper prices increased 17%, while sales volumes increased 4%. During the second quarter of 2000, we took about 20,000 tons of market-related curtailment, bringing the total to 50,000 tons for the year. In the second quarter of 1999, we took about 30,000 tons for market-related curtailment and 60,000 tons for the six months of 1999. Operating income improved significantly for both periods in 2000 due to price and volume increases which were partially offset by higher fiber and energy costs. Paper segment manufacturing costs per ton in the second quarter of 2000 were 3% higher than in the comparison quarter and were nearly 4% higher for the six months of 2000 compared with the six months of 1999.

FINANCIAL CONDITION AND LIQUIDITY

Operating Activities. For the first six months of 2000, operations provided $298.6 million in cash compared with $260.9 million for the same period in 1999. For the six months ended June 30, 2000, improved operating results provided $239.3 of cash from net income items, and favorable working capital items, primarily inventories and receivables, added $59.3 million. For the first six months of 1999, net income provided $231.4 million, and favorable working capital items, primarily inventories, added $29.5 million. In late September 1998, we sold fractional ownership interests in a defined pool of trade accounts receivable. At June 30, 2000, $150 million of sold accounts receivable were excluded from receivables and at June 30, 1999, and December 31, 1999, $100 million of sold accounts receivable were excluded from receivables in the accompanying balance sheets. The increase of $50 million and $21 million in sold accounts receivable over the amounts at December 31, 1999 and 1998, represents an increase in cash provided by operations for the six months ended June 30, 2000 and 1999. The company is currently authorized to sell up to $300 million of fractional ownership interests in its trade accounts receivable. Our current ratio was 1.38:1 at June 30, 2000, compared with 1.18:1 at June 30, 1999, and 1.36:1 at December 31, 1999.

Investing Activities. Cash used for investment was $406.5 million for the first six months of 2000 and $125.1 million in 1999. Much of this increase was for the purchase of BCOP minority interest shares which totaled $216.1 million for the first six months of 2000. Cash expenditures for property and equipment and timber and timberlands totaled $149.5 million in 2000 and $108.8 million in 1999. Cash purchases of facilities totaled $14.8 million for the first six months of 2000 and $6.3 million in 1999.

In 2000 we expect to spend $350 million to $375 million in capital expenditures, excluding acquisitions. These amounts include approximately $70 million for our environmental compliance program, of which about $60 million will be spent at our DeRidder paper mill, to allow us to meet new air and water standards that go into effect in April 2001. The balance of our spending will be for quality and efficiency projects, replacement, and modest purchases of timber and timberlands. We expect to begin construction of a new wood-plastic composite facility in Washington in the fourth quarter of 2000. The total cost of this facility is expected to be $50 million to $60 million, with most of the spending occurring in 2001.

Financing Activities. Cash provided by financing was $104.9 million for the first six months of 2000. Cash used for financing was $136.8 million for the first six months of 1999. Dividend payments totaled $25.3 million and $25.7 million for the first six months of 2000 and 1999. In both years, our quarterly dividend was 15 cents per common share. For the first six months of 2000, short-term borrowings, primarily notes payable and commercial paper, increased $19.0 million compared with an increase of $8.0 million for the first six months of 1999. Long-term debt increased $112.9 million in the first six months of 2000 and decreased $127.1 million in the first six months of 1999. In March 2000, we retired our $100 million, 9.9% notes. In February 1999, we redeemed our $100 million, 9.875% notes.

At June 30, 2000 and 1999, we had $2.0 billion and $1.9 billion of debt outstanding. At December 31, 1999, we had $1.9 billion of debt outstanding. Our debt-to-equity ratio was 1.22:1 and 1.27:1 at June 30, 2000 and 1999. Our debt-to-equity ratio was 1.18:1 at December 31, 1999.

Our debt and debt-to-equity ratio include the guarantee by the company of the remaining $125.5 million of debt incurred by the trustee of our leveraged Employee Stock Ownership Plan. While that guarantee has a negative impact on our debt-to-equity ratio, it has virtually no effect on our cash coverage ratios or on other measures of our financial strength.

At June 30, 2000, we had $90.8 million of short-term borrowings outstanding. At June 30, 1999, we had $137.5 million of short-term borrowings outstanding. The maximum amount of short-term borrowings outstanding during the six months ended June 30, 2000 and 1999, was $160.5 million and $293.3 million. The average amount of short-term borrowings outstanding during the six months ended June 30, 2000 and 1999, was $88.8 million and $167.8 million. The average interest rate for these borrowings was 6.5% for 2000 and 5.4% for 1999.

We have a revolving credit agreement with 25 major banks that permits us to borrow as much as $600 million at variable interest rates based on the London Interbank Offered Rate (LIBOR). At June 30, 2000, the rate was 7.0%. When the agreement expires in June 2002, any amount outstanding will be due and payable. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. Under this agreement, the payment of dividends is dependent upon the existence of and the amount of net worth in excess of the defined minimum. Our net worth at June 30, 2000, exceeded the defined minimum by $114.4 million. At June 30, 2000, there were $550.0 million of borrowings outstanding under this agreement.

Our wholly owned subsidiary, Boise Cascade Office Products Corporation ("BCOP"), has a $450 million revolving credit agreement with 17 major banks that expires in June 2001 and provides variable interest rates based on LIBOR. At June 30, 2000, the rate was 6.9%. The BCOP revolving credit facility contains financial restrictions, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. Borrowings under BCOP's agreement were $40 million at June 30, 2000.

In October 1998, we entered into an interest rate swap with a notional amount of $75 million and an effective fixed rate of 5.1% with respect to $75 million of our revolving credit agreement borrowings. BCOP also entered into an interest rate swap with a notional amount of $25 million and an effective fixed interest rate of 5.0% with respect to $25 million of their revolving credit agreement borrowings. Both swaps expire in October 2000. We are exposed to modest credit-related risks in the event of nonperformance by counterparties to these swaps; however, we do not expect the counterparties, who are all major financial institutions, to fail to meet their obligations.

Additional information about our credit agreements and debt is in Note 9 accompanying our financial statements.

In July 2000, a registration statement filed with the Securities and Exchange Commission (SEC) covering $300 million in universal shelf capacity became effective. Under this filing, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and purchase contracts.

In April 1998, BCOP registered $300 million of shelf capacity with the SEC. In May 1998, BCOP issued $150 million of 7.05% notes under this registration statement. The notes are due in May 2005. BCOP has no intent to use the remaining shelf capacity.

At June 30, 2000, we had $430.0 million of borrowing capacity for additional debt securities registered with the SEC.

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

OUTLOOK

We believe that the recovery in our paper business, particularly uncoated free sheet, is still at a relatively early stage, despite a pause in this upward trend during the second quarter. Assuming that the U.S. economy continues to grow at a moderate rate and the recovery underway in Asia and Europe continues, we believe that the outlook for the paper business over the next few years is very positive. Given the current weak lumber markets and the expectation of significant new oriented strand board capacity starting later this year, we are not forecasting a significant rebound in building products prices. Nonetheless, mortgage rates have recently declined, and housing starts are down only about 3% year over year. We expect our building products segment to post solid results this year, although far below the record levels of 1999. In our office products distribution business, sales should continue to grow at low double-digit rates, positioning us for stronger results in future quarters.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" delaying the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133." We plan to adopt SFAS No. 133 and No. 138 in the first quarter of 2001. Adoption of these statements is not expected to have a significant impact on our results of operations or financial position.

The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition" must be implemented by fourth quarter 2000. Implementation of this SAB is not expected to have a significant impact on our results of operations or financial position.

TIMBER SUPPLY AND ENVIRONMENTAL ISSUES

See our 1999 Annual Report on Form 10-K, Financial Review, under the caption "Timber Supply and Environmental Issues" and see PART II - OTHER INFORMATION, ITEM 1. LEGAL PROCEEDINGS in this Form 10-Q.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis includes forward-looking statements. Actual results may differ materially from those expressed in or implied by the statements. Factors that could cause actual results to differ from projected results include, among other things, changes in general economic conditions, both domestically and abroad; changes in foreign and domestic competition; changes in production capacity across paper and wood products markets; the impact of industry consolidation; the impact of environmental regulations on our capital expenditures; our ability to generate operating cash flows in excess of capital spending; the impact of adverse weather on our operations; our ability to maintain cost structure improvements; the level of housing starts and remodeling activities; the occurrence of natural disasters such as fire and windstorm; and other factors included in our filings with the Securities and Exchange Commission.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates and currency rates expose the company to financial market risk. Our debt is predominantly fixed-rate. We experience only modest changes in interest expense when market interest rates change. Most foreign currency transactions have been conducted in the local currencies, limiting our exposure to changes in currency rates. Consequently, our market risk-sensitive instruments do not subject us to material market risk exposure. Changes in our debt and our continued international expansion could increase these risks. To manage volatility relating to these exposures, we may enter into various derivative transactions such as interest rate swaps, rate hedge agreements, and forward exchange contracts. Interest rate swaps and rate hedge agreements are used to hedge underlying debt obligations or anticipated transactions. For qualifying hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the swap or underlying debt. Gains and losses related to qualifying hedges of foreign currency firm commitments and anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. All other forward exchange contracts are marked to market, and unrealized gains and losses are included in current period net income. We had no material changes in market risk since December 31, 1999. We had no material exposure to losses from derivative financial instruments held at June 30, 2000. We do not use derivative financial instruments for trading purposes.

PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

During 1998 and 1999, five potential class action lawsuits were filed against the company arising out of its former manufacture and sale of hardboard siding products. These lawsuits allege that siding manufactured by the company was inherently defective when used as exterior cladding for buildings. In February and May 2000, two of these lawsuits were voluntarily dismissed in their entirety with no payment from Boise Cascade. These cases had been pending in the U.S. District Court in Oregon and in the District Court of Jefferson County, Texas. The three remaining lawsuits are pending in the Circuit Court of Champaign County, Illinois; the District Court of Jefferson County, Texas; and the U.S. District Court for the Eastern District of Texas. The case in Illinois and the federal action in Texas seek certification of statewide classes consisting of all owners of structures bearing hardboard siding manufactured by the company. The remaining case pending in Texas state court seeks certification of a nationwide class of mobile home owners having siding manufactured by the company. To date, no court has granted class certification. The lawsuits seek to declare the company financially responsible for the repair and replacement of the siding, to make restitution to the class members, and to award each class member compensatory and enhanced damages. The company discontinued manufacturing the hardboard siding product that is the subject of these lawsuits in 1984. We believe there are valid factual and legal defenses to these cases and will resist the certification of any class and vigorously defend all claims alleged by the plaintiffs.

In March 2000, U.S. Environmental Protection Agency ("EPA") Regions X and VI issued to the company a combined Notice of Violation ("NOV"). The NOV alleges various violations of air permits at seven plywood plants and one particleboard plant for the period 1979 through 1998. The EPA has neither proposed any penalties nor has it filed any administrative, civil, or criminal action. The NOV, however, sets forth EPA's authority to seek, among other things, penalties of up to $25,000 per day for each violation. In previous, similar enforcement actions involving other panel products manufacturers, the companies settled by agreeing to pay several million dollars in civil penalties and to fund supplemental environmental projects at some of the facilities subject to the NOV. Additionally, the settlements generally required the installation of additional pollution control devices at many of the facilities. The company is presently in negotiations with the EPA to determine if a mutually agreeable settlement can be structured.

Reference is made to our Annual Report on Form 10-K for the year ended December 31, 1999, and to our quarterly report on Form 10-Q for the quarter ended March 31, 2000, for information concerning other legal proceedings.
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

BOISE CASCADE CORPORATION
/s/ Thomas E. Carlile ------------------------------------------------------- Thomas E. Carlile Vice President and Controller (As Duly Authorized Officer and Chief Accounting Officer)
Date: August 11, 2000

BOISE CASCADE CORPORATION
INDEX TO EXHIBITS
Filed With the Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2000
Number	Description	Page Number
----------------------	-----------------------------------------------------------------------------------	----------------------
12.1	Ratio of Earnings to Fixed Charges	25
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements	26
27	Financial Data Schedule	27