Form 10-Q
period 2000-09-30
BOISE CASCADE CORP
filed 2000-11-14
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of October 31, 2000 57,333,633

PART I - FINANCIAL INFORMATION
BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF INCOME
(expressed in thousands, except per share data)
ITEM 1.	FINANCIAL STATEMENTS
	Three Months Ended September 30
	------------------------------------------
	2000	1999
	----------------	-----------------
	(unaudited)
Revenues
Sales	$1,921,223	$1,789,237
	----------------	-----------------
Costs and expenses
Materials, labor, and other operating expenses	1,530,241	1,385,602
Depreciation, amortization, and cost of company timber harvested	73,070	73,257
Selling and distribution expenses	196,904	179,988
General and administrative expenses	33,040	30,647
Other (income) expense, net	(95,903)	1,802
	----------------	-----------------
	1,737,352	1,671,296
	----------------	-----------------
Equity in net income (loss) of affiliates	(427)	2,066
	----------------	-----------------
Income from operations	183,444	120,007
	----------------	-----------------
Interest expense	(39,324)	(35,839)
Interest income	223	700
Foreign exchange gain (loss)	(2,216)	60
	----------------	-----------------
	(41,317)	(35,079)
	----------------	-----------------
Income before income taxes and minority interest	142,127	84,928
Income tax provision	(57,561)	(32,868)
	----------------	-----------------
Income before minority interest	84,566	52,060
Minority interest, net of income tax	34	(3,012)
	----------------	-----------------
Net income	$84,600	$49,048
	=========	==========

Net income per common share

Basic	$1.42	$0.80
	=========	==========
Diluted	$1.33	$0.74
	=========	==========

The accompanying notes are an integral part of these Financial Statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF INCOME
(expressed in thousands, except per share data)

	Nine Months Ended September 30
	------------------------------------------
	2000	1999
	----------------	-----------------
	(unaudited)
Revenues
Sales	$5,793,835	$5,078,398
	----------------	-----------------
Costs and expenses
Materials, labor, and other operating expenses	4,586,100	3,929,618
Depreciation, amortization, and cost of company timber harvested	223,752	213,735
Selling and distribution expenses	600,203	546,953
General and administrative expenses	94,166	94,310
Other (income) expense, net	(88,518)	(30,904)
	----------------	-----------------
	5,415,703	4,753,712
	----------------	-----------------
Equity in net income of affiliates	3,609	6,024
	----------------	-----------------
Income from operations	381,741	330,710
	----------------	-----------------
Interest expense	(113,759)	(107,598)
Interest income	1,278	1,878
Foreign exchange gain (loss)	(2,680)	133
	----------------	-----------------
	(115,161)	(105,587)
	----------------	-----------------
Income before income taxes and minority interest	266,580	225,123
Income tax provision	(107,965)	(91,175)
	----------------	-----------------
Income before minority interest	158,615	133,948
Minority interest, net of income tax	(3,444)	(9,695)
	----------------	-----------------
Net income	$155,171	$124,253
	=========	==========

Net income per common share

Basic	$2.54	$2.01
	=========	==========
Diluted	$2.39	$1.88
	=========	==========

The accompanying notes are an integral part of these Financial Statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(expressed in thousands)

ASSETS
	September 30		December 31
	-------------------------------------------		-------------------
	2000	1999	1999
	-----------------	-----------------	-------------------
	(unaudited)
Current
Cash	$143,468	$67,891	$57,720
Cash equivalents	6,273	2,226	9,215
	-----------------	-----------------	-------------------
	149,741	70,117	66,935
Receivables, less allowances
of $7,337, $11,722, and $11,289	742,093	698,027	663,609
Inventories	661,614	652,825	703,984
Deferred income tax benefits	53,643	72,171	53,148
Other	35,734	48,536	43,432
	-----------------	-----------------	-------------------
	1,642,825	1,541,676	1,531,108
	-----------------	-----------------	-------------------
Property
Property and equipment
Land and land improvements	68,686	67,301	70,441
Buildings and improvements	631,345	600,934	613,729
Machinery and equipment	4,378,322	4,231,362	4,300,250
	-----------------	-----------------	-------------------
	5,078,353	4,899,597	4,984,420
Accumulated depreciation	(2,551,920)	(2,344,495)	(2,427,415)
	-----------------	-----------------	-------------------
	2,526,433	2,555,102	2,557,005
Timber, timberlands, and timber deposits	290,396	272,868	294,663
	-----------------	-----------------	-------------------
	2,816,829	2,827,970	2,851,668
	-----------------	-----------------	-------------------
Goodwill, net of amortization
of $50,649, $48,750, and $52,506	406,582	505,088	488,339
Investments in equity affiliates	42,290	37,336	37,418
Other assets	234,024	232,424	229,881
	-----------------	-----------------	-------------------
Total assets	$5,142,550	$5,144,494	$5,138,414
	==========	==========	===========

The accompanying notes are an integral part of these Financial Statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(expressed in thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY
	September 30		December 31
	-----------------------------------------		--------------------
	2000	1999	1999
	----------------	----------------	--------------------
	(unaudited)
Current
Short-term borrowings	$21,600	$152,171	$71,800
Current portion of long-term debt	40,836	107,951	118,168
Income taxes payable	19,838	687	19,998
Accounts payable	556,164	575,773	589,278
Accrued liabilities
Compensation and benefits	134,373	153,589	148,035
Interest payable	28,467	27,566	29,606
Other	120,336	186,633	147,794
	----------------	----------------	--------------------
	921,614	1,204,370	1,124,679
	----------------	----------------	--------------------
Debt
Long-term debt, less current portion	1,725,788	1,571,116	1,584,528
Guarantee of ESOP debt	125,523	149,506	132,809
	----------------	----------------	--------------------
	1,851,311	1,720,622	1,717,337
	----------------	----------------	--------------------
Other
Deferred income taxes	377,509	301,384	311,346
Other long-term liabilities	236,266	252,170	239,940
	----------------	----------------	--------------------
	613,775	553,554	551,286
	----------------	----------------	--------------------
Minority interest	9,506	126,814	130,999
	----------------	----------------	--------------------
Shareholders' equity
Preferred stock -- no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 4,741,862; 5,032,492; and 4,982,209 shares outstanding	213,384	226,462	224,199
Deferred ESOP benefit	(125,523)	(149,506)	(132,809)
Common stock -- $2.50 par value; 200,000,000 shares authorized; 57,331,175; 57,136,920; and 57,157,558 shares outstanding	143,323	142,842	142,894
Additional paid-in capital	454,631	448,267	449,040
Retained earnings	1,069,899	883,329	942,702
Accumulated other comprehensive income (loss)	(9,370)	(12,260)	(11,913)
	----------------	----------------	--------------------
Total shareholders' equity	1,746,344	1,539,134	1,614,113
	----------------	----------------	--------------------
Total liabilities and shareholders' equity	$5,142,550	$5,144,494	$5,138,414
	=========	=========	===========

The accompanying notes are an integral part of these Financial Statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(expressed in thousands)
	Nine Months Ended September 30
	------------------------------------------------
	2000	1999
	--------------------	--------------------
	(unaudited)

Cash provided by (used for) operations
Net income	$155,171	$124,253
Items in net income not using (providing) cash
Equity in net income of affiliates	(3,609)	(6,024)
Depreciation, amortization, and cost of company timber harvested	223,752	213,735
Deferred income tax provision	50,040	77,929
Minority interest, net of income tax	3,444	9,695
Restructuring activity	-	(36,322)
Other	2,680	(133)
Gain on sale of assets	(97,775)	-
Receivables	16,843	(128,018)
Inventories	17,782	25,892
Accounts payable and accrued liabilities	32,084	49,358
Current and deferred income taxes	4,750	(5,623)
Other	(7,632)	10,100
	--------------------	--------------------
Cash provided by operations	397,530	334,842
	--------------------	--------------------
Cash provided by (used for) investment
Expenditures for property and equipment	(190,874)	(161,032)
Expenditures for timber and timberlands	(12,479)	(2,855)
Investments in equity affiliates, net	(1,273)	(80)
Purchase of minority interest	(216,087)	-
Purchases of facilities	(15,536)	(97,842)
Sale of assets	157,818	-
Other	(30,517)	(16,728)
	--------------------	--------------------
Cash used for investment	(308,948)	(278,537)
	--------------------	--------------------
Cash provided by (used for) financing
Cash dividends paid
Common stock	(25,756)	(25,438)
Preferred stock	(8,173)	(8,796)
	--------------------	--------------------
	(33,929)	(34,234)
Short-term borrowings	(34,072)	22,659
Additions to long-term debt	174,930	143,834
Payments of long-term debt	(107,847)	(206,220)
Other	(4,858)	13,405
	--------------------	--------------------
Cash used for financing	(5,776)	(60,556)
	--------------------	--------------------
Increase (decrease) in cash and cash equivalents	82,806	(4,251)
Balance at beginning of year	66,935	74,368
	--------------------	--------------------
Balance at September 30	$149,741	$70,117
	===========	===========

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

The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods have been included. Net income for the three and nine months ended September 30, 2000 and 1999, necessarily involved estimates and accruals. Actual results may vary from those estimates. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2)

OTHER (INCOME) EXPENSE, NET. "Other (income) expense, net" includes gains and losses on the sale and disposition of property and other miscellaneous income and expense items. The components of "Other (income) expense, net" in our Statements of Income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	---------------------------------		---------------------------------
	2000	1999	2000	1999
	------------	------------	------------	------------
	(expressed in thousands)

Deferred software write-down	$-	$-	$2,639	$-
Restructuring activity	-	-	-	(35,526)
Sale of European operations	(97,775)	-	(97,775)	-
Other, net	1,872	1,802	6,618	4,622
	------------	------------	------------	------------
	$(95,903)	$1,802	$(88,518)	$(30,904)
	=======	=======	=======	=======

For discussion of the restructuring activity see Note 14, and for discussion of the sale of the European operations see Note 10.
(3)	NET INCOME PER COMMON SHARE. Net income per common share was determined by dividing net income, as adjusted, by applicable shares outstanding.

	Three Months Ended September 30		Nine Months Ended September 30
	---------------------------------		---------------------------------
	2000	1999	2000	1999
	------------	------------	------------	------------
	(expressed in thousands)
BASIC

Net income as reported	$84,600	$49,048	$155,171	$124,253
Preferred dividends (a)	(3,330)	(3,429)	(9,912)	(10,284)
	------------	------------	------------	------------

Basic income	$81,270	$45,619	$145,259	$113,969
	=======	=======	=======	=======

Average shares outstanding used to
determine basic income per common
share	57,331	57,078	57,273	56,685
	=======	=======	=======	=======
DILUTED

Basic income	$81,270	$45,619	$145,259	$113,969
Preferred dividends eliminated	3,330	3,429	9,912	10,284
Supplemental ESOP contribution	(2,844)	(2,930)	(8,471)	(8,790)
	------------	------------	------------	------------
Diluted income	$81,756	$46,118	$146,700	$115,463
	=======	=======	=======	=======
Average shares outstanding used to determine basic income per common share	57,331	57,078	57,273	56,685
Stock options and other	214	499	253	430
Series D convertible preferred stock	3,839	4,090	3,902	4,178
	------------	------------	------------	------------
Average shares used to determine diluted income per common share	61,384	61,667	61,428	61,293
	=======	=======	=======	=======

(a)	Dividend attributable to our Series D convertible preferred stock held by our ESOP (Employee Stock Ownership Plan) is net of a tax benefit.

(4)	COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) for the periods include the following:

	Three Months Ended September 30		Nine Months Ended September 30
	---------------------------------		---------------------------------
	2000	1999	2000	1999
	------------	------------	------------	------------
	(expressed in thousands)

Net income	$84,600	$49,048	$155,171	$124,253
Other comprehensive income (loss)
Cumulative foreign currency translation adjustment, net of income taxes	7,327	3,108	2,543	(4,687)
	------------	------------	------------	------------
Comprehensive income (loss), net of income taxes	$91,927	$52,156	$157,714	$119,566
	=======	=======	=======	=======

(5)

RECEIVABLES. In late September 1998, we sold fractional ownership interests in a defined pool of trade accounts receivable. At September 30, 2000, $150 million of sold accounts receivable were excluded from receivables and at September 30, 1999, and December 31, 1999, $100 million of sold accounts receivable were excluded from receivables in the accompanying balance sheets. The portion of fractional ownership interest retained by us is included in accounts receivable in the balance sheets. The increase in sold accounts receivable over the amounts at December 31, 1999 and 1998, of $50 million and $21 million represents an increase in cash provided by operations for the nine months ended September 30, 2000 and 1999. This program consists of a revolving sale of receivables committed to by the purchasers for 364 days and is subject to renewal. Costs related to the program are included in "Other (income) expense, net" in our Statements of Income. Under the accounts receivable sale agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables, and the historical performance of the receivables we sell. The company is currently authorized to sell up to $300 million of fractional ownership interests in its trade accounts receivable.

(6)

DEFERRED SOFTWARE COSTS. We defer software costs that benefit future years. These costs are amortized on the straight-line method over the expected life of the software. "Other assets" in the balance sheets includes deferred software costs of $52.9 million, $51.3 million, and $53.1 million at September 30, 2000 and 1999, and December 31, 1999. Amortization of deferred software costs totaled $3.8 million and $11.0 million for the three and nine months ended September 30, 2000, and $3.0  million and $9.6 million for the three and nine months ended September 30, 1999.

(7)	INVENTORIES. Inventories include the following:

	September 30		December 31
	-------------------------------------		-------------------
	2000	1999	1999
	--------------	--------------	-------------------
	(expressed in thousands)

Finished goods and work in process	$518,639	$506,614	$538,712
Logs	60,609	63,246	89,764
Other raw materials and supplies	147,247	145,167	136,555
LIFO reserve	(64,881)	(62,202)	(61,047)
	--------------	--------------	-------------------
	$661,614	$652,825	$703,984
	========	========	==========

(8)

INCOME TAXES. We used estimated annual tax provision rates of 40.5% for the nine months ended September 30, 2000 and 1999, and 40.5% and 38.7% for the three months ended September 30, 2000 and 1999. In 1999, our actual annual tax provision rate was 40.0%.

For the three and nine months ended September 30, 2000, we paid income taxes, net of refunds received, of $1.2 million and $44.4 million. We paid $5.2 million and $12.5 million for the same periods in 1999.

(9)

DEBT. We have a revolving credit agreement with 25 major banks that permits us to borrow as much as $600 million at variable interest rates based on the London Interbank Offered Rate (LIBOR). At September 30, 2000, the rate was 6.9%. When the agreement expires in June 2002, any amount outstanding will be due and payable. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. Under this agreement, the payment of dividends is dependent upon the existence of and the amount of net worth in excess of the defined minimum. Our net worth at September 30, 2000, exceeded the defined minimum by $151.2 million. At September 30, 2000, there were $550 million of borrowings outstanding under this agreement.

Our wholly owned subsidiary, Boise Cascade Office Products Corporation (BCOP), has a $450 million revolving credit agreement with 17 major banks that expires in June 2001 and provides variable interest rates based on LIBOR. The BCOP revolving credit facility contains financial restrictions, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. There were no borrowings under BCOP's agreement at September 30, 2000.

In October 1998, we entered into an interest rate swap with a notional amount of $75 million and an effective fixed interest rate of 5.1% with respect to $75 million of our revolving credit agreement borrowings. We also entered into an interest rate swap with a notional amount of $25 million and an effective fixed interest rate of 5.0% with respect to $25 million of revolving credit agreement borrowings. Both swaps expired in October 2000.

Also at September 30, 2000, we had $21.6 million of short-term borrowings outstanding. At September 30, 1999, we had $152.2 million of short-term borrowings outstanding. The maximum amount of short-term borrowings outstanding during the nine months ended September 30, 2000 and 1999, was $164.5 million and $293.3 million. The average amount of short-term borrowings outstanding during the nine months ended September 30, 2000 and 1999, was $93.3 million and $162.2 million. The average interest rate for these borrowings was 6.6% for 2000 and 5.4% for 1999.

At September 30, 2000, we had $430 million of unused borrowing capacity registered with the SEC for additional debt securities.

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

Cash payments for interest, net of interest capitalized, were $37.7 million and $114.9 million for the three and nine months ended September 30, 2000, and $38.5 million and $116.2 million for the three and nine months ended September 30, 1999.

(10)

BOISE CASCADE OFFICE PRODUCTS CORPORATION. In December 1999, we announced a proposal to acquire the 18.9% minority public shares of BCOP's outstanding common stock. In March 2000, with the recommendation of BCOP's board of directors, we commenced a tender offer for these shares at $16.50 per share in cash. The tender offer was successfully completed on April 19, 2000. Effective April 20, 2000, BCOP became a wholly owned subsidiary of Boise Cascade Corporation. The purchase price, including payments to shareholders and stock option holders and transaction costs, totaled $216.1 million and was funded from borrowings under our revolver and short-term borrowings.

On September 28, 2000, BCOP sold its European operations to Guilbert S.A. of France for approximately $157.8 million of cash, net of debt repayments, and a note receivable totaling $155.2 million (in euros 175.8 million) to be paid on January 3, 2001. The sale resulted in a pretax gain for the three and nine months ended September 30, 2000, of $97.8 million, which was recorded in "Other (income) expense, net" in the accompanying Statements of Income and in the office products segment as shown in Note 15. Through November 13, 2000, we have experienced a foreign exchange loss on the euro denominated receivable and cash still held in euros. The final amount of the exchange gain or loss on the transaction is dependent upon the exchange rate in effect at the time we convert the euros to U.S. dollars. Sales for the operations sold for the nine months ended September 30, 2000 and 1999, totaled $240.5 million and $238.2 million.

BCOP also formed a joint venture with Guilbert to provide global service capabilities for both companies' customers. Through the new joint venture, BCOP will service Guilbert's customers in North America, Australia, and New Zealand. Guilbert will service BCOP's customers throughout Europe and parts of the Middle East.

On September 15, 2000, BCOP acquired B & I Furnishings, a full-service furniture dealer of quality office products in Portland, Oregon, for $0.9 million cash. B & I Furnishings had sales of approximately $3.5 million for its fiscal year ended December 31, 1999.

On October 6, 2000, BCOP acquired Blue Star Business Supplies Group of US Office Products, a distributor of office and educational supplies in Australia and New Zealand, for $114.7 million cash and the recording of acquisition liabilities. Blue Star had sales of approximately $300 million for its fiscal year ended April 29, 2000.

On October 19, 2000, BCOP merged its majority-owned promotional products subsidiary, Boise Marketing Services, Inc., (BMSI), with American Identity, a division of IdentityNow. As a result of the merger, BCOP now has approximately a 22 percent equity position in IdentityNow and will account for its investment under the equity method of accounting subsequent to the merger. Sales for BMSI for the nine months ended September 30, 2000 and 1999, totaled $63.2 million and $71.1  million.

On January 11, 1999, BCOP acquired the office supply business of Wallace Computer Services, based in Lisle, Illinois. In September 1999, BCOP acquired Supply West, based in Perth, Western Australia. The transactions were completed for cash of $7.6  million and the recording of $2.6 million of acquisition liabilities.

The acquisitions of the minority public shares, the Blue Star Business Supplies Group, B & I Furnishings, the office supply business of Wallace Computer Services, and Supply West were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to our results of operations or financial position. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over its expected useful life not to exceed 40 years. The results of operations of the acquired businesses are included in our operations subsequent to the dates of acquisition.

If the minority shares acquisition, the Blue Star Business Supplies Group acquisition, the B & I Furnishings acquisition, the European operations sale, and the BMSI merger had occurred on January 1, 2000, pro forma sales for the first nine months of 2000 would have decreased by $73.0 million, while pro forma net income and pro forma basic and diluted income per share would not have materially changed. If the Wallace Computer Services acquisition, the Supply West acquisition, the BCOP minority shares acquisition, the Blue Star Business Supplies Group acquisition, the B & I Furnishings acquisition, the European operations sale, and the BMSI merger had occurred on January 1, 1999, pro forma sales for the first nine months of 1999 would have decreased by $47.8 million. Pro forma net income for the first nine months of 1999 would have increased by $7.1 million, and pro forma basic and diluted earnings per share would have increased by $0.12.

The above unaudited pro forma financial information does not necessarily represent the actual results of operations that would have occurred if the acquisitions and divestitures had taken place on the dates assumed.

(11)

BUILDING PRODUCTS ACQUISITIONS. On June 30, 2000, we completed the acquisition of Alliance Forest Products-Joists, Inc. AllJoist). Formerly a subsidiary of Alliance Forest Products, Inc., AllJoist operates a wood I-joist manufacturing plant in Edmundston, New Brunswick, Canada. The purchase price was $14.6 million cash.

On September 16, 1999, we completed the acquisition of Furman Lumber, Inc., a U.S. building materials distributor headquartered in Billerica, Massachusetts, with 12 locations in the East, Midwest, and South. The purchase price was $92.7 million, including cash payments of $90.2 million and assumption of $2.5 million of debt.

These acquisitions were accounted for under the purchase method of accounting.  Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to our results of operations or financial position. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over its expected useful life not to exceed 40 years. The results of operations of the acquired businesses are included in our operations subsequent to the date of acquisition.

If the AllJoist acquisition had occurred on January 1, 2000, pro forma sales for the first nine months of 2000 would have increased by $11 million, while pro forma net income and pro forma basic and diluted income per share would not have materially changed. If the AllJoist and Furman acquisitions had occurred on January 1, 1999, pro forma sales for the nine months ended September 30, 1999, would have increased $521 million, pro forma net income would have increased by $1.3 million, and pro forma basic and diluted earnings per share would have increased by $0.02. This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have resulted if the acquisitions had occurred on the dates assumed.

(12)

NEW ACCOUNTING STANDARDS. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," delaying the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133." We plan to adopt SFAS No. 133 and No. 138 in the first quarter of 2001. Adoption of these statements is not expected to have a significant impact on our results of operations or financial position.

The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," must be implemented by fourth quarter 2000. Implementation of this SAB is not expected to have a significant impact on our results of operations or financial position.

(13)

FINANCIAL INSTRUMENTS. In anticipation of our acquisition in October of the Blue Star Business Supplies Group in Australia and New Zealand, we entered into forward contracts for the purchase of $60 million of Australian dollars. These contracts resulted in foreign exchange losses of $1.7 million for the three and nine months ended September 30, 2000.

(14)

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

Restructuring reserve liability activity related to the 1998 charges through September 30, 2000, was as follows:

	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	------------	-----------------	------------	-------------
	(expressed in thousands)

1998 expense recorded	$53,500	$34,900	$30,500	$118,900
Assets written down	(53,500)	-	-	(53,500)
Pension liability recorded	-	(11,200)	-	(11,200)
Charges against reserve	-	(4,200)	(4,600)	(8,800)
	------------	-----------------	------------	-------------
Restructuring reserve at December 31, 1998	-	19,500	25,900	45,400
Expense recorded	-	4,400	-	4,400
Pension liability recorded	-	(4,400)	-	(4,400)
Reclass from other accounts	-	500	-	500
Reclass from pension liability	-	2,200	-	2,200
Reserves credited to income	-	(7,900)	(19,700)	(27,600)
Proceeds from sale of assets	-	-	1,700	1,700
Charges against reserve	-	(10,400)	(2,700)	(13,100)
	------------	-----------------	------------	-------------
Restructuring reserve at December 31, 1999	-	3,900	5,200	9,100
Charges against reserve	-	(2,600)	(1,900)	(4,500)
	------------	-----------------	------------	-------------
Restructuring reserve at September 30, 2000	$-	$1,300	$3,300	$4,600
	=======	=========	=======	=======

(15)

SEGMENT INFORMATION. There are no differences from our last annual report in our basis of segmentation or in our basis of measurement of segment profit or loss. An analysis of our operations by segment is as follows:

				Income
				(Loss)
				Before
	Sales			Taxes and
	--------------------------------------------------------------------			Minority
	Trade	Intersegment	Total	Interest (a)
	---------------------	-------------------	---------------------	---------------------
	(expressed in thousands)

Three Months Ended September 30, 2000
Office products	$935,525	$94	$935,619	$136,296	(b)
Building products	600,858	7,632	608,490	6,673
Paper and paper products	378,478	103,666	482,144	53,695
Corporate and other	6,362	12,156	18,518	(15,213)	(c)
	---------------------	-------------------	---------------------	---------------------
Total	1,921,223	123,548	2,044,771	181,451
Intersegment eliminations	-	(123,548)	(123,548)	-
Interest expense	-	-	-	(39,324)
	---------------------	-------------------	---------------------	---------------------
Consolidated totals	$1,921,223	$-	$1,921,223	$142,127
	============	===========	============	============

Three Months Ended September 30, 1999
Office products	$838,395	$125	$838,520	$34,753
Building products	585,198	9,015	594,213	60,247
Paper and paper products	357,583	91,734	449,317	35,287
Corporate and other	8,061	14,041	22,102	(9,520)
	---------------------	-------------------	---------------------	---------------------
Total	1,789,237	114,915	1,904,152	120,767
Intersegment eliminations	-	(114,915)	(114,915)	-
Interest expense	-	-	-	(35,839)
	---------------------	-------------------	---------------------	---------------------
Consolidated totals	$1,789,237	$-	$1,789,237	$84,928
	============	===========	============	============
(a)	Interest income has been allocated to our segments in the amounts of $194,000 and $674,000 for the three months ended September 30, 2000 and 1999.
(b)	Includes a $97.8 million gain from the sale of our European operations (see Note 10).
(c)	Includes $1.7 million of foreign exchange loss related to forward contracts for the purchase of Australian dollars (see Note 13).

				Income
				(Loss)
				Before
	Sales			Taxes and
	--------------------------------------------------------------------			Minority
	Trade	Intersegment	Total	Interest (a)
	---------------------	-------------------	---------------------	---------------------
	(expressed in thousands)

Nine Months Ended September 30, 2000
Office products	$2,775,436	$432	$2,775,868	$202,574	(b)
Building products	1,850,126	24,220	1,874,346	50,039
Paper and paper products	1,148,263	309,900	1,458,163	162,527
Corporate and other	20,010	35,561	55,571	(34,801)	(c)
	---------------------	-------------------	---------------------	---------------------
Total	5,793,835	370,113	6,163,948	380,339
Intersegment eliminations	-	(370,113)	(370,113)	-
Interest expense	-	-	-	(113,759)
	---------------------	-------------------	---------------------	---------------------
Consolidated totals	$5,793,835	$-	$5,793,835	$266,580
	============	===========	============	============

Nine Months Ended September 30, 1999
Office products	$2,488,080	$388	$2,488,468	$110,430	(d)
Building products	1,555,140	25,124	1,580,264	198,742	(e)
Paper and paper products	1,012,017	257,690	1,269,707	57,763	(f)
Corporate and other	23,161	41,002	64,163	(34,214)	(g)
	---------------------	-------------------	---------------------	---------------------
Total	5,078,398	324,204	5,402,602	332,721
Intersegment eliminations	-	(324,204)	(324,204)	-
Interest expense	-	-	-	(107,598)
	---------------------	-------------------	---------------------	---------------------
Consolidated totals	$5,078,398	$-	$5,078,398	$225,123
	============	===========	============	============
(a)	Interest income has been allocated to our segments in the amounts of $1,166,000 and $1,834,000 for the nine months ended September 30, 2000 and 1999.
(b)	Includes a $97.8 million gain from the sale of our European operations (see Note 10).
(c)	Includes $1.7 million of foreign exchange loss related to forward contracts for the purchase of Australian dollars (see Note 13).
(d)	Includes a $4.0 million gain related to restructuring activity (see Note 14).
(e)	Includes a $35.5 million gain related to restructuring activity (see Note 14).
(f)	Includes a $1.2 million gain related to restructuring activity (see Note 14).
(g)	Includes a $4.4 million loss related to restructuring activity (see Note 14).
ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
	Three Months Ended September 30		Nine Months Ended September 30
	--------------------------------------		--------------------------------------
	2000	1999	2000	1999
	------------------	------------------	------------------	------------------

Sales	$ 1.9 billion	$ 1.8 billion	$ 5.8 billion	$ 5.1 billion
Net income	$84.6 million	$49.0 million	$155.2 million	$124.3 million
Net income per basic share	$1.42	$0.80	$2.54	$2.01
Net income per diluted share	$1.33	$0.74	$2.39	$1.88
Net income before nonroutine items	$27.4 million	$49.0 million	$ 98.0 million	$102.4 million
Net income per basic share before nonroutine
items	$0.42	$0.80	$1.54	$1.62
Net income per diluted share before nonroutine
items	$0.40	$0.74	$1.46	$1.52

	(percentage of sales)

Materials, labor, and other operating expenses	79.6%	77.4%	79.2%	77.4%
Selling and distribution	10.2%	10.1%	10.4%	10.8%
General and administrative expenses	1.7%	1.7%	1.6%	1.9%

In third quarter 2000, our office products distribution business sold its European office products operations to Guilbert S.A. of France. The sale resulted in a pretax gain for the three and nine months ended September 30, 2000, of $97.8  million, which is recorded in "Other income (expense), net" and in the office products segment. We also entered into forward contracts for the purchase of Australian dollars in anticipation of our acquisition in October 2000 of the Blue Star Business Supplies Group of US Office Products in Australia and New Zealand. These contracts resulted in foreign exchange losses in our corporate and other segment of $1.7 million for the three and nine months ended September 30, 2000.

The net impact of these year 2000 nonroutine items on the three and nine months ended September 30, 2000, increased net income $57.2 million, or $1.00 per basic share and $0.93 per diluted share.

In second quarter 1999, our building products segment reversed $35.5 million of previously recorded restructuring charges when we decided to continue operations at our sawmill in Elgin, Oregon, and at our plywood plant in Yakima, Washington. Also in second quarter 1999, we reversed $4.0 million in our office products segment when the office products restructuring in the United Kingdom proved to be less costly than anticipated. Additionally, we reversed $1.2 million of 1998 restructuring charges in our paper and paper products segment to reflect actual experience. Also in the first quarter of 1999, our corporate and other segment recorded $4.4 million of additional restructuring expense related to an early retirement program announced in fourth quarter 1998. The noncash charge was for the present value of unrecorded early retirement benefits. These adjustments were recorded primarily in "Other (income) expense, net" in our Statements of Income.

The net impact of all of the 1999 nonroutine items described above for the nine months ended September 30, 1999, increased net income $21.9 million, or $0.39 per basic share and $0.36 per diluted share.

The sales increase between the three months ended September 30, 2000, and the same period in 1999, was a result of a 12% increase in office products sales, a 7% increase in paper and paper products sales, and a 2% increase in building products sales. The sales increase between the nine months ended September 30, 2000, and the same period in 1999, was a result of a 12% increase in office products sales, a 15% increase in paper and paper products sales, and a 19% increase in building products sales. See the discussion of the results of operations by segment for additional detail.

For the three months ended September 30, 2000, net income before nonroutine items decreased, compared with net income for the three months ended September 30, 1999, as a result of a 52% increase in paper and paper products operating income and an 11% increase in office products operating income, offset by an 89% decrease in building products operating income. For the nine months ended September 30, 2000, net income before nonroutine items decreased, compared with net income before nonroutine items for the nine months ended September 30, 1999, as a result of a 187% increase in paper and paper products operating income offset by a 2% decrease in office products operating income and a 69% decrease in building products operating income. See the discussion of the results of operations by segment for additional detail.

Materials, labor, and other operating expenses as a percent of sales increased in both periods of 2000 because of lower margins in our office products segment, reduced margins due to lower plywood and lumber sales prices in building products, and higher energy costs in paper and paper products. See the results of operations by segment for additional detail. Selling and distribution expense as a percent of sales improved for the nine months ended September 30, 2000, compared with the same period in 1999 because of the increase in paper and paper products sales without a corresponding increase in selling and distribution expenses. General and administrative expenses decreased as a percent of sales for the nine months ended September 30, 2000, compared with the same period in 1999 due to our cost-reduction efforts and to leveraging fixed costs over higher sales.

Interest expense was $39.3 million and $35.8 million for the three months ended September 30, 2000 and 1999, compared with $113.8 million and $107.6 million for the nine months ended September 30, 2000 and 1999. The increase was due to higher debt levels.

We used estimated annual tax provision rates of 40.5% for the nine months ended September 30, 2000 and 1999, and 40.5% and 38.7% for the three months ended September 30, 2000 and 1999. In 1999, our actual annual tax provision rate was 40.0%. The changes in our tax rates were due primarily to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

OFFICE PRODUCTS DISTRIBUTION
	Three Months Ended September 30		Nine Months Ended September 30
	-------------------------------------------		------------------------------------------------
	2000	1999	2000	1999
	--------------------	--------------------	----------------------	----------------------

Sales	$935.6 million	$838.5 million	$2,775.9 million	$2,488.5 million
Segment income	$136.3 million	$34.8 million	$202.6 million	$110.4 million
Segment income before nonroutine
items	$38.5 million	$34.8 million	$104.8 million	$106.4 million

	(percentage of sales)

Gross profit	24.0%	24.8%	24.2%	25.7%
Operating expenses	19.9%	20.7%	20.5%	21.3%
Operating expenses before nonroutine
items	19.9%	20.7%	20.5%	21.5%
Operating profit	14.6%	4.1%	7.3%	4.4%
Operating profit before nonroutine
items	4.1%	4.1%	3.8%	4.3%

On September 28, 2000, BCOP sold its European operations to Guilbert S.A. of France for approximately $157.8 million of cash, net of debt repayments, and a note receivable totaling $155.2 million (in euros 175.8 million) to be paid on January 3, 2001. The sale resulted in a pretax gain for the three and nine months ended September 30, 2000, of $97.8 million, which is recorded in "Other income (expense), net." Sales for the operations sold for the nine months ended September 30, 2000 and 1999, totaled $240.5 million and $238.2 million.

BCOP also formed a joint venture with Guilbert to provide global service capabilities for both companies' customers. Through the new joint venture, BCOP will service Guilbert's customers in North America, Australia, and New Zealand. Guilbert will service BCOP's customers throughout Europe and parts of the Middle East.

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

The increase in sales for the periods presented resulted from same-location sales growth. Same-location sales increased 11% for both the three months and nine months ended September 30, 2000, compared with the same periods in 1999. Segment income for the three months ended September 30, 2000, compared with the same period a year ago, rose due to the increased sales growth. Overall, operating profit as a percent of sales before nonroutine items was flat period over period. However, the gross profit margin decreased due to higher product costs. This was offset by a decrease in operating expenses before nonroutine items as a percent of sales due to leveraging fixed costs over higher sales. Segment income before nonroutine items for the nine months ended September 30, 2000, compared with the same period a year ago, decreased slightly despite the increased sales. This decrease arose from the lower gross profit margins due to higher product costs, particularly in the second quarter. On a year-to-date basis, this lower gross profit margin was only partially offset by lower operating expenses.

In December 1999, we announced a proposal to acquire the 18.9% minority public shares of BCOP's outstanding common stock. In March 2000, with the recommendation of BCOP's board of directors, we commenced a tender offer for these shares at $16.50 per share in cash. The tender offer was successfully completed on April 19, 2000. Effective April 20, 2000, BCOP became a wholly owned subsidiary of Boise Cascade Corporation. The purchase price, including payments to shareholders and stock option holders and transaction costs, totaled $216.1 million and was funded from borrowings under our revolver and short-term borrowings.

On September 15, 2000, BCOP acquired B & I Furnishings, a full-service furniture dealer of quality office products in Portland, Oregon, for $0.9 million cash. B & I Furnishings had sales of approximately $3.5 million for its fiscal year ended December 31, 1999.

On October 6, 2000, BCOP acquired Blue Star Business Supplies Group of US Office Products, a distributor of office and educational supplies in Australia and New Zealand, for $114.7 million cash and the recording of acquisition liabilities. Blue Star had sales of approximately $300 million for its fiscal year ended April 29, 2000.

Also on October 19, 2000, BCOP merged its majority owned promotional products subsidiary, Boise Marketing Services, Inc. (BMSI), with American Identity, a division of IdentityNow. As a result of the merger, BCOP now has approximately a 22  percent equity position in IdentityNow and will account for its investment under the equity method of accounting subsequent to the merger. Sales for BMSI for the nine months ended September 30, 2000 and 1999, totaled $63.2 million and $71.1 million.

The acquisitions of the minority public shares, the Blue Star Business Supplies Group, B & I Furnishings, the office supply business of Wallace Computer Services, and Supply West were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to our results of operations or financial position. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over its expected useful life not to exceed 40 years. The results of operations of the acquired businesses are included in our operations subsequent to the dates of acquisition.

If the minority shares acquisition, the Blue Star Business Supplies Group acquisition, the B & I Furnishings acquisition, the European operations sale, and the BMSI merger had occurred on January 1, 2000, pro forma sales for the first nine months of 2000 would have decreased by $73.0 million, while pro forma net income and pro forma basic and diluted income per share would not have materially changed. If the Wallace Computer Services acquisition, the Supply West acquisition, the BCOP minority shares acquisition, the Blue Star Business Supplies Group acquisition, the B & I Furnishings acquisition, the European operations sale, and the BMSI merger had occurred on January 1, 1999, pro forma sales for the first nine months of 1999 would have decreased by $47.8 million. Pro forma net income for the first nine months of 1999 would have increased by $7.1 million, and pro forma basic and diluted earnings per share would have increased by $0.12.

The above unaudited pro forma financial information does not necessarily represent the actual results of operations that would have occurred if the acquisitions and divestitures had taken place on the dates assumed.

BUILDING PRODUCTS
	Three Months Ended September 30		Nine Months Ended September 30
	-------------------------------------------		---------------------------------------------
	2000	1999	2000	1999
	--------------------	--------------------	---------------------	---------------------

Sales	$608.5 million	$594.2 million	$1,874.3 million	$1,580.3 million
Segment income	$6.7 million	$60.2 million	$50.0 million	$198.7 million
Segment income before nonroutine items	$6.7 million	$60.2 million	$50.0 million	$163.2 million

Sales Volumes
Plywood (1,000 sq. ft. 3/8" basis)	479,320	358,092	1,423,547	1,137,649
OSB (1,000 sq. ft. 3/8" basis) (a)	98,228	96,880	302,853	284,327
Lumber (1,000 board ft.)	103,102	138,398	346,202	395,849
LVL (100 cubic ft.)	16,822	16,086	48,930	43,068
I-joists (1,000 equivalent lineal ft.)	43,765	37,885	110,153	104,628
Particleboard (1,000 sq. ft. 3/4" basis)	48,850	46,367	146,399	142,819
Building materials distribution (in millions)	$407	$344	$1,232	$874

Average Net Selling Prices
Plywood (1,000 sq. ft. 3/8" basis)	$227	$310	$237	$288
OSB (1,000 sq. ft. 3/8" basis)	$144	$239	$189	$205
Lumber (1,000 board ft.)	$415	$538	$479	$521
LVL (100 cubic ft.)	$1,555	$1,596	$1,556	$1,594
I-joists (1,000 equivalent lineal ft.)	$941	$1,015	$965	$1,006
Particleboard (1,000 sq. ft. 3/4" basis)	$287	$314	$294	$286

(a) Includes 100% of the sales of Voyageur Panel, of which we own 47%.

The increase in sales in both periods was due to increased sales in building materials distribution resulting from the acquisition of Furman Lumber, Inc., in the third quarter of 1999. Sales increased 2% and 19% for the three and nine months ended September 30, 2000, when compared with the same periods of the prior year. The reduction in operating income before nonroutine items for both periods was due to significantly lower structural panel and lumber prices. For the three months ended September 30, 2000, plywood prices were down 27% from a year ago while lumber prices declined 23%. For the nine months ended September 30, 2000, compared with the same period in 1999, plywood prices were down 17% and lumber prices declined 8%. Our plywood mill in Medford, Oregon, which was rebuilt following a fire in 1998, became fully operational during the first quarter of 2000. Our plywood plant in Elgin, Oregon, which was damaged by fire in May 1999, began operations at the end of 1999. Plywood unit sales volume increased 34% and 25% over the third quarter and year-ago sales volumes.

On June 30, 2000, we completed the acquisition of Alliance Forest Products-Joists, Inc. AllJoist). Formerly a subsidiary of Alliance Forest Products, Inc., AllJoist operates a wood I-joist manufacturing plant in Edmundston, New Brunswick, Canada. The purchase price was $14.6 million cash.

On September 16, 1999, we completed the acquisition of Furman Lumber, Inc., a U.S. building materials distributor headquartered in Billerica, Massachusetts, with 12 locations in the East, Midwest, and South. The purchase price was $92.7 million, including cash payments of $90.2 million and the assumption of $2.5 million of debt.

These acquisitions were accounted for under the purchase method of accounting.  Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments are not expected to be significant to our results of operations or financial position. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over its expected useful life not to exceed 40 years. The results of operations of the acquired businesses are included in our operations subsequent to the date of acquisition.

If the AllJoist acquisition had occurred on January 1, 2000, pro forma sales for the first nine months of 2000 would have increased by $11 million, while pro forma net income and pro forma basic and diluted income per share would not have materially changed. If the AllJoist and Furman acquisitions had occurred on January 1, 1999, pro forma sales for the nine months ended September 30, 1999, would have increased $521 million, pro forma net income would have increased by $1.3  million, and pro forma basic and diluted earnings per share would have increased by $0.02 This unaudited pro forma financial information does not necessarily represent the actual results of operations that would have resulted if the acquisitions had occurred on the dates assumed.

PAPER AND PAPER PRODUCTS
	Three Months Ended September 30		Nine Months Ended September 30
	----------------------------------------		-------------------------------------------
	2000	1999	2000	1999
	-------------------	-------------------	--------------------	--------------------

Sales	$482.1 million	$449.3 million	$1,458.2 million	$1,269.7 million
Segment income	$53.7 million	$35.3 million	$162.5 million	$57.8 million
Segment income before nonroutine items	$53.7 million	$35.3 million	$162.5 million	$56.6 million

Sales Volumes
(thousands of short tons)
Uncoated free sheet	343	362	1,056	1,061
Containerboard	170	164	508	481
Newsprint	100	110	314	314
Other	33	36	114	111
	-------------------	-------------------	---------------------	--------------------
Total	646	672	1,992	1,967
	==========	==========	============	============
Average Net Selling Prices
(per short ton)
Uncoated free sheet	$761	$709	$771	$681
Containerboard	$416	$354	$403	$322
Newsprint	$470	$383	$441	$415

The increase in sales in both periods of 2000 was due to increases in weighted average paper prices. In the third quarter of 2000, weighted average paper prices increased 12%, while sales volume decreased 4%. For the year, weighted average paper prices increased 15%, while sales volumes increased 1%. During the third quarter of 2000, we took about 27,000 tons of market-related curtailment, bringing the total to 79,000 tons for the year. In the third quarter of 1999, we took about 25,000 tons of market-related curtailment and 86,000 tons for the nine months of 1999. Operating income improved significantly for both periods in 2000 due to price increases which were partially offset by higher energy costs. Energy costs increased 37% in third quarter 2000, compared with third quarter 1999. Energy costs increased 27% for the first nine months of 2000, compared with the same period in 1999. Overall, paper segment manufacturing costs per ton in the third quarter of 2000 were 4% higher than in the comparison quarter and were 4% higher for the nine months of 2000, compared with the nine months of 1999.

FINANCIAL CONDITION AND LIQUIDITY

Operating Activities. For the first nine months of 2000, operations provided $397.5 million in cash compared with $334.8 million for the same period in 1999. For the nine months ended September 30, 2000, we generated $333.7 million of cash from net income items, and favorable working capital items added $63.8 million. For the first nine months of 1999, net income provided $383.1 million, and unfavorable working capital items, primarily receivables, used $48.3  million. In late September 1998, we sold fractional ownership interests in a defined pool of trade accounts receivable. At September 30, 2000, $150 million of sold accounts receivable were excluded from receivables and at September 30, 1999, and December 31, 1999, $100 million of sold accounts receivable were excluded from receivables in the accompanying balance sheets. The increase in sold accounts receivable over the amounts at December 31, 1999 and 1998, of $50  million and $21 million represents an increase in cash provided by operations for the nine months ended September 30, 2000 and 1999. The company is currently authorized to sell up to $300 million of fractional ownership interests in its trade accounts receivable. Our current ratio was 1.78:1 at September 30, 2000, compared with 1.28:1 at September 30, 1999, and 1.36:1 at December 31, 1999.

Investing Activities. Cash used for investment was $308.9 million for the first nine months of 2000 and $278.5 million for the same period in 1999. The purchase of BCOP minority interest shares in April 2000 used $216.1 million. This was partially offset by the sale of BCOP European operations in September 2000, which provided $157.8 million. Cash expenditures for property and equipment, timber and timberlands, and investments in equity affiliates totaled $204.6  million in 2000 and $164.0 million in 1999. Cash purchases of facilities totaled $15.5 million for the first nine months of 2000 and $97.8 million, primarily for the Furman acquisition, in 1999.

In addition to the $157.8 million cash from the sale of the BCOP European operations, we recorded a receivable for $155.2 million due January 3, 2001. Through November 13, 2000, we have experienced a foreign exchange loss on the euro denominated receivable and cash still held in euros. The final amount of cash collected is dependent upon the exchange rate in effect at the time we convert the euros to U.S. dollars.

In 2000 we expect to spend $335 million to $365 million in capital expenditures, excluding acquisitions. These amounts include approximately $66 million for our environmental compliance program, of which about $50 million will be spent at our DeRidder paper mill, to allow us to meet new air and water standards that go into effect in April 2001. The balance of our spending will be for quality and efficiency projects, replacement, and modest purchases of timber and timberlands. We expect to begin construction of a new wood-plastic composite facility in Washington in the fourth quarter of 2000. The total cost of this facility is expected to be $50 million to $60 million, with most of the spending occurring in 2001.

Financing Activities. Cash used for financing was $5.8 million for the first nine months of 2000. Cash used for financing was $60.6 million for the first nine months of 1999. Dividend payments totaled $33.9 million and $34.2  million for the first nine months of 2000 and 1999. In both years, our quarterly dividend was 15 cents per common share. For the first nine months of 2000, short-term borrowings, primarily notes payable and commercial paper, decreased $34.1 million compared with an increase of $22.7 million for the first nine months of 1999. Long-term debt increased $67.1 million in the first nine months of 2000 and decreased $62.4 million in the first nine months of 1999. In March 2000, we retired our $100 million, 9.9% notes. In February 1999, we redeemed our $100 million, 9.875% notes.

At September 30, 2000 and 1999, we had $1.9 billion and $2.0 billion of debt outstanding. At December 31, 1999, we had $1.9 billion of debt outstanding. After we collect the receivable from the sale of our BCOP European operations in January of 2001, we expect our debt to decrease to approximately $1.8 billion. Our debt-to-equity ratio was 1.10:1 and 1.29:1 at September 30, 2000 and 1999. Our debt-to-equity ratio was 1.18:1 at December 31, 1999.

Our debt and debt-to-equity ratio include the guarantee by the company of the remaining $125.5 million of debt incurred by the trustee of our leveraged Employee Stock Ownership Plan. While that guarantee has a negative impact on our debt-to-equity ratio, it has virtually no effect on our cash coverage ratios or on other measures of our financial strength.

At September 30, 2000, we had $21.6 million of short-term borrowings outstanding. At September 30, 1999, we had $152.2 million of short-term borrowings outstanding. The maximum amount of short-term borrowings outstanding during the nine months ended September 30, 2000 and 1999, was $164.5 million and $293.3 million. The average amount of short-term borrowings outstanding during the nine months ended September 30, 2000 and 1999, was $93.3 million and $162.2 million. The average interest rate for these borrowings was 6.6% for 2000 and 5.4% for 1999.

We have a revolving credit agreement with 25 major banks that permits us to borrow as much as $600 million at variable interest rates based on the London Interbank Offered Rate (LIBOR). At September 30, 2000, the rate was 6.9%. When the agreement expires in June 2002, any amount outstanding will be due and payable. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. Under this agreement, the payment of dividends is dependent upon the existence of and the amount of net worth in excess of the defined minimum. Our net worth at September 30, 2000, exceeded the defined minimum by $151.2 million. At September 30, 2000, there were $550 million of borrowings outstanding under this agreement.

Our wholly owned subsidiary, Boise Cascade Office Products Corporation (BCOP), has a $450 million revolving credit agreement with 17 major banks that expires in June 2001 and provides variable interest rates based on LIBOR. The BCOP revolving credit facility contains financial restrictions, including a negative pledge and covenants specifying a minimum fixed charge coverage ratio and a maximum leverage ratio. There were no borrowings under BCOP's agreement at September 30, 2000.

In October 1998, we entered into an interest rate swap with a notional amount of $75 million and an effective fixed rate of 5.1% with respect to $75 million of our revolving credit agreement borrowings. We also entered into an interest rate swap with a notional amount of $25 million and an effective fixed interest rate of 5.0% with respect to $25 million of revolving credit agreement borrowings. Both swaps expired in October 2000.

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

At September 30, 2000, we had $430 million of unused borrowing capacity registered with the SEC for additional debt securities.

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

OUTLOOK

The company expects that financial results in fourth quarter 2000 may be weaker than results in third quarter 2000 and considerably weaker than fourth quarter 1999 results before nonroutine items. Reasons for the weakness can be found in all three business segments.

In office products, we expect sales to grow at a healthy rate in the fourth quarter, compared to year-ago sales. Internal growth will come from initiatives now in place that are broadening our product and service offerings and addressing new markets. However, office products is likely to feel the negative impact of transition costs related to the acquisition of US Office Products' Blue Star business in Australia and New Zealand. Operating income is expected to be between 3.5% and 4.0% of sales, similar to where it has been on average in the first nine months of this year.

In building products, we don't expect average commodity wood product prices to be substantially different in the fourth quarter than they were in third-quarter 2000, suggesting that financial performance of this segment will likely be similar to third-quarter performance.

In paper, energy and chemical costs are continuing to climb rapidly in the fourth quarter, relative to the third, and average paper price increases are likely to be modest. During October, we reduced uncoated free sheet production by approximately 9,000 tons to balance inventories with customer orders. We expect similar monthly curtailments throughout the remainder of the fourth quarter. As a result of these factors, we expect paper segment performance in fourth-quarter 2000 to be below levels reached in fourth-quarter 1999 and third-quarter 2000.

In addition, the company has a receivable of 175.8 million euros due on January 3, 2001, which is related to the previously announced sale of its European office products distribution operations to Guilbert. This receivable is not hedged financially, and the company may realize more or less than the U.S. dollar value of the receivable recorded on September 28, 2000.

NEW ACCOUNTING STANDARDS

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," delaying the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - An Amendment of FASB Statement No. 133." We plan to adopt SFAS No. 133 and No. 138 in the first quarter of 2001. Adoption of these statements is not expected to have a significant impact on our results of operations or financial position.

The Securities and Exchange Commission's Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition," must be implemented by fourth quarter 2000. Implementation of this SAB is not expected to have a significant impact on our results of operations or financial position.

TIMBER SUPPLY AND ENVIRONMENTAL ISSUES

In September 2000, the Rainforest Action Network (RAN), an extreme environmental activist group, announced a public campaign targeting the company and its stakeholders, including several of our major customers. On October 24, 2000, three RAN activists illegally accessed the roof of the company's Boise headquarters in an attempt to rappel down the side of the building. They were arrested and charged. RAN continues to disseminate false allegations about the company through mail, the Internet, and public print media. We are responding to this campaign by publicly refuting these allegations and by providing accurate information on our forestry practices and proactive environmental efforts to our stakeholders. Though disruptive, the campaign has not had a significant impact on our results of operations or financial position.

For further information on timber supply and environmental issues, see our 1999 Annual Report on Form 10-K, Exhibit 13.1, Financial Review, and see PART II - OTHER INFORMATION, ITEM 1. LEGAL PROCEEDINGS in our quarterly report on Form 10-Q for the quarter ended June 30, 2000.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis includes forward-looking statements. Actual results may differ materially from those expressed in or implied by the statements. Factors that could cause actual results to differ from projected results include, among other things, changes in general economic conditions, both domestically and abroad; changes in foreign and domestic competition; changes in production capacity across paper and wood products markets; fluctuations in energy, chemical, and other raw material costs; the impact of industry consolidation; the impact of environmental regulations on our capital expenditures; fluctuations in foreign exchange rates; the impact of adverse weather on our operations; our ability to maintain cost structure improvements; the level of housing starts and remodeling activities; the occurrence of natural disasters such as fire and windstorm; and other factors included in our other filings with the Securities and Exchange Commission.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates and currency rates expose the company to financial market risk. Our debt is predominantly fixed-rate. We experience only modest changes in interest expense when market interest rates change. Most foreign currency transactions have been conducted in the local currencies, limiting our exposure to changes in currency rates. Consequently, our market risk-sensitive instruments do not normally subject us to material market risk exposure. Changes in our debt and our continued international expansion could increase these risks. To manage volatility relating to these exposures, we may enter into various derivative transactions such as interest rate swaps, rate hedge agreements, and forward exchange contracts. Interest rate swaps and rate hedge agreements are used to hedge underlying debt obligations or anticipated transactions. For qualifying hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the swap or underlying debt. Gains and losses related to qualifying hedges of foreign currency firm commitments and anticipated transactions are deferred and are recognized in income or as adjustments of carrying amounts when the hedged transaction occurs. All other forward exchange contracts are marked to market, and unrealized gains and losses are included in current period net income. In connection with the sale of our European office products operations on September 28, 2000, we recorded a note receivable totaling $155.2 million (in euros 175.8 million) which is to be paid on January 3, 2001. The euro denominated note receivable and cash from the sale still held in euros subjects us to risk of foreign exchange loss if the euro declines in comparison to the U.S. dollar. Through November 13, 2000, we have experienced a foreign exchange loss. The final amount of the exchange gain or loss is dependent upon the exchange rates in effect at the time we convert the euros to U.S. dollars. We had no material exposure to losses from derivative financial instruments held at September 30, 2000. We do not use derivative financial instruments for trading purposes.

PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

In December 1999, nine purported class action lawsuits were filed against the company, Boise Cascade Office Products Corporation, and BCOP's directors arising out of our proposal to acquire BCOP's outstanding minority public shares for $13.25 in cash. All nine cases were filed in the Delaware Court of Chancery. The lawsuits allege, among other things, that our offer was wrongful, unfair, and harmful to BCOP public stockholders and that the individual defendants could not fairly discharge their fiduciary duties. The lawsuits sought, among other things, injunctive relief against consummation of the proposed transaction, rescission of the transaction if it were consummated, damages, and attorneys' fees and expenses. On January 19, 2000, the court, upon stipulation of the parties, signed a consolidation order that combined the nine cases into one matter. On March 20, 2000, the parties to the litigation entered into a Memorandum of Understanding regarding a proposed settlement of the lawsuits. On October 12, 2000, the court approved the settlement. The settlement provides for full releases of the defendants and their affiliates and extinguishes all claims that have been, could have been, or could be asserted by or on behalf of any member of the class against the defendants. The settlement also provides for the payment of $700,000 in plaintiffs attorneys' fees and $20,000 for expenses.

During 1998 and 1999, five potential class action lawsuits were filed against the company arising out of its former manufacture and sale of hardboard siding products. These lawsuits allege that siding manufactured by the company was inherently defective when used as exterior cladding for buildings. In February and May 2000, two of these lawsuits were voluntarily dismissed in their entirety with no payment from Boise Cascade. These cases had been pending in the U.S. District Court in Oregon and in the District Court of Jefferson County, Texas. Two of the remaining lawsuits are pending in the Circuit Court of Champaign County, Illinois, and the District Court of Jefferson County, Texas. The case in Illinois seeks certification of a statewide class consisting of all owners of structures bearing hardboard siding manufactured by the company. The case pending in Texas state court seeks certification of a nationwide class of mobile home owners having siding manufactured by the company. To date, no court has granted class certification. In the third action, pending in the U.S. District Court for the Eastern District of Texas, class certification was denied by the court in November 2000. This action sought certification of a statewide class of all owners of mobile homes bearing hardboard siding manufactured by the company. The court entered a subsequent order in November 2000 dismissing the action in its entirety. The remaining two lawsuits seek to declare the company financially responsible for the repair and replacement of the siding, to make restitution to the class members, and to award each class member compensatory and enhanced damages. The company discontinued manufacturing the hardboard siding product that is the subject of these lawsuits in 1984. We believe there are valid factual and legal defenses to these cases and will resist the certification of any class and vigorously defend all claims alleged by the plaintiffs.

See our Annual Report on Form 10-K for the year ended December 31, 1999, and our quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2000, for information concerning other legal proceedings.
ITEM 2.	CHANGES IN SECURITIES
None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5.	OTHER INFORMATION
None.
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits. Required exhibits are listed in the Index to Exhibits and are incorporated by reference.
(b)

Reports on Form 8-K.

On September 28, 2000, we filed a Form 8-K with the Securities and Exchange Commission announcing that we had reached an agreement to acquire Blue Star Business Supplies Group of US Office Products in Australia and New Zealand, the sale of BCOP's European operations to Guilbert S.A. of France, and that we had formed a joint venture with Guilbert S.A. of France to provide global service capabilities for both companies' customers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE CORPORATION
/s/ Thomas E. Carlile ------------------------------------------------------- Thomas E. Carlile Vice President and Controller (As Duly Authorized Officer and Chief Accounting Officer)
Date: November 13, 2000

BOISE CASCADE CORPORATION
INDEX TO EXHIBITS
Filed With the Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2000
Number	Description	Page Number
----------------------	-----------------------------------------------------------------------------------	----------------------
12.1	Ratio of Earnings to Fixed Charges	28
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements	29
27	Financial Data Schedule	30