Form 10-K405
period 2000-12-31
BOISE CASCADE CORP
filed 2001-03-16
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to __________________ Commission File Number: 1-5057
BOISE CASCADE CORPORATION (Exact name of registrant as specified in its charter)
Delaware	82-0100960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 West Jefferson Street P.O. Box 50 Boise, Idaho	83728-0001
(Address of principal executive officers)	(Zip Code)

(208) 384-6161
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $2.50 par value	New York Stock Exchange
American & Foreign Power Company Inc.	New York Stock Exchange
Debentures, 5% Series due 2030
Common Stock Purchase Rights	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold as of the close of business on February 28, 2001: $1,839,482,117.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of February 28, 2001 57,340,465

Documents incorporated by reference
1.

The registrant's annual report for the fiscal year ended December 31, 2000, is included in Exhibit 13.1 to the Form 10-K, portions of which are incorporated by reference into Parts I, II, and IV of this Form 10-K, and

2.

Portions of the registrant's proxy statement relating to its 2001 annual meeting of shareholders to be held on April 19, 2001 ("Boise Cascade's proxy statement") are incorporated by reference into Part III of this Form  10-K, and

3.

The registrant's Statement of Income from the fourth quarter fact book for the three months ended December 31, 2000, is included in Exhibit 13.2 to the Form 10-K and is incorporated by reference into Parts II and IV of this Form 10-K.

TABLE OF CONTENTS

PART I
Item		Page
Number

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

Financial information pertaining to each of our industry segments and to each of our geographic areas for the years 2000, 1999, and 1998 is presented in Note 10, "Segment Information," of the Notes to Financial Statements in our 2000 Annual Report and is incorporated by reference.

Our sales and income are affected by the industry supply of product relative to the level of demand and by changing economic conditions in the markets we serve. Demand for paper and paper products and for office products correlates closely with real growth in the gross domestic product. Paper and paper products and building products operations are also affected by supply and demand in international markets and by inventory levels of users of these products. Our building products businesses are dependent on repair-and-remodel activity, housing starts, and commercial and industrial building, which in turn are influenced by the availability and cost of mortgage funds. Declines in building activity that may occur during winter affect our building products businesses. In addition, some operating costs may increase at facilities affected by cold weather. Seasonal influences, however, are generally not significant.

We have no unusual working capital practices. We believe the management practices followed by Boise Cascade with respect to working capital conform to common business practices in the United States.

We engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. It is our policy to review our operations periodically and to dispose of assets which fail to meet our criteria for return on investment or which cease to warrant retention for other reasons. (See Notes 1, 6, 8, and 9 of the Notes to Financial Statements in our 2000 Annual Report. This information is incorporated by reference.)

OFFICE PRODUCTS

Boise Cascade Office Products (BCOP), our wholly owned subsidiary, distributes a broad line of items for the office, including office supplies and paper, computer supplies, and office furniture. All of the products sold by this segment are purchased from other manufacturers or from industry wholesalers, except office papers which are sourced primarily from our paper operations. BCOP sells these office products directly to corporate, government, and small- and medium-sized offices in the United States, Canada, Australia, and New Zealand.

Customers with more than one location are often served under the terms of one contract (national contract). These national contracts provide consistent pricing and product offerings to multiple locations. If the customer desires, we also provide summary billings, usage reporting, and other special services. At February 28, 2001, BCOP operated 63 distribution centers, 2 outbound tele-sales centers, and 4 customer service centers. BCOP also operates over 100 retail stores in Canada, Hawaii, Australia, and New Zealand.

BCOP sales for 2000, 1999, 1998, 1997, and 1996 were $3,697 million, $3,397 million, $3,081 million, $2,607 million, and $1,993 million, respectively.

In April 1995, BCOP completed an initial public offering. Immediately after the offering, Boise Cascade owned 82.7% of BCOP's outstanding common stock. In December 1999, we announced a proposal to acquire the 18.9% of BCOP's then outstanding common stock owned by other shareholders. In March 2000, with the recommendation of BCOP's board of directors, we commenced a tender offer for these shares of $16.50 per share in cash. The tender offer was completed on April 19, 2000. Effective April 20, 2000, BCOP once again became a wholly owned subsidiary of Boise Cascade Corporation. (See Note 6 of the Notes to Financial Statements in our 2000 Annual Report. This information is incorporated by reference.)

In September 2000, BCOP sold its European operations to Guilbert S.A. of France. BCOP also formed a joint venture with Guilbert to provide service for both companies' multinational customers. Through the joint venture, BCOP serves Guilbert customers in North America, Australia, and New Zealand, and Guilbert serves BCOP customers in Europe and the Middle East. In October 2000, BCOP acquired the Blue Star Business Supplies Group of US Office Products, a distributor of office and educational supplies in Australia and New Zealand. In October 2000, BCOP merged Boise Marketing Services, Inc. (BMSI), its majority-owned promotional products subsidiary, with American Identity, a division of IdentityNow. As a result of the merger, BCOP holds approximately 22% of the equity in IdentityNow and accounts for the investment under the equity method of accounting.

BUILDING PRODUCTS

Boise Cascade is a major producer of structural panels, lumber, and particleboard, together with a variety of specialty wood products. We also manufacture engineered wood products consisting of laminated veneer lumber (LVL), which is a high-strength engineered structural lumber product, and wood I-joists that incorporate the LVL technology. Most of our production is sold to independent wholesalers and dealers and through our own wholesale building materials distribution outlets. Our wood products are used primarily in housing, industrial construction, and a variety of manufactured products. Wood products manufacturing sales on a segment basis for 2000, 1999, 1998, 1997, and 1996 were $882 million, $958 million, $913 million, $958  million, and $913 million, respectively.

The following table sets forth annual practical capacities of our wood products facilities as of December 31, 2000, and 2000 production:
	Number of Mills	Capacity at December 31, 2000 (a)	Production
	_________	__________________	___________
		(millions)

Plywood and veneer (sq. ft.) (3/8" basis) (b)	12	1,895	1,891
Oriented strand board (sq. ft.) (c)	1	400	383
Lumber (board feet)	8	515	451
Particleboard (sq. ft.) (3/4" basis)	1	200	195
Engineered wood products (d)	3
Laminated veneer lumber (cubic feet)		18	10.5
I-joists (equivalent lineal feet)			140

(a)	Capacity is production assuming normal operating shift configurations.
(b)	Production and operating rate applicable to plywood only.
(c)

In 1995, we formed a joint venture to build an oriented strand board (OSB) plant in Barwick, Ontario, Canada. We own 47% of the joint venture and account for it on the equity method. The 400 million square feet of annual capacity represents 100% of the production volume.

(d)

In June 2000, the company purchased a plant in New Brunswick, Canada, that manufactures I-joists with solid-sawn lumber flanges. A portion of laminated veneer lumber production is used to manufacture I-joists at the other two engineered wood products plants. Capacity is based on laminated veneer lumber production only.

In February 2001, we announced the permanent closure of our plywood mill and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho. We are closing the facilities because of the permanent decline in the sale of federal timber. Operations will cease by mid-year 2001. About 375 positions will be eliminated as a result of the closures. Our annual plywood capacity will be reduced by 190 million square feet, and our lumber capacity will be reduced by 90 million board feet.

We have secured a site for construction of a manufacturing plant in Satsop, Washington, to produce a new family of wood-plastic composite products. The plant is expected to begin operation in 2002. The raw material for these products will come from plastic waste, such as warehouse, grocery, nursery, and building materials film and wrap, and urban wood waste from the western United States. Our initial launch into the marketplace will be a siding product called Marathon™ that is intended for residential construction in the Northwest. We are also developing trim, fascia, molding, fencing, and other nonstructural products.

We formed a wholly owned subsidiary, Boise Cascade do Brasil, to build and operate a veneer and plywood mill in the city of Guaiba, Rio Grande do Sul, Brazil. The mill, which will use plantation eucalyptus, will be able to produce 150 million square feet of 3/8" veneer a year. About 70% of the veneer will be used to produce LVL at our plant in Alexandria, Louisiana. The rest will be processed into hardwood plywood at the mill in Guaiba for use in the furniture industry. We began construction in first quarter 2001. Start-up of the plant is slated for fourth quarter 2001. To supply the mill, Boise Cascade do Brasil will acquire about 35,000 acres of existing eucalyptus plantation land. We plan to sell eucalyptus residuals to a pulp and paper mill in Guaiba operated by Riocell, a Brazilian paper company.

Boise Cascade operates 28 wholesale building materials distribution facilities. These operations market a wide range of building materials, including lumber, plywood, oriented strand board, particleboard, engineered wood products, decking, paneling, drywall, builders' hardware, and metal products. These products are distributed to retail lumber dealers, home centers specializing in the do-it-yourself market, and industrial customers. A portion (approximately 21% in 2000) of the lumber, structural panels, and engineered wood products required by our building materials distribution facilities is provided by our manufacturing facilities, and the balance is purchased from outside sources.

The following table sets forth sales volumes of our manufactured wood products and sales dollars for our building materials distribution business for the years indicated:

	2000	1999	1998	1997	1996
	_____	_____	_____	_____	_____
	(millions)

Plywood (square feet -- 3/8" basis)	1,880	1,529	1,815	1,836	1,873
Oriented strand board (square feet -- 3/8" basis) (a)	397	374	347	151	-
Lumber (board feet)	448	517	572	657	692
Laminated veneer lumber (cubic feet)	6.3	5.5	3.8	2.7	2.2
I-joists (eq. lineal feet)	142	135	106	82	74
Particleboard (square feet -- 3/4" basis)	193	187	190	195	195
Building materials distribution (sales dollars)	$1,601	$1,289	$873	$742	$699

(a)	Includes 100% of the sales volume from our joint venture, of which we own 47%.

TIMBER RESOURCES

Boise Cascade owns or controls approximately 2.3 million acres of timberland in the U.S. Our timberlands are managed as part of our building products and paper and paper products segments. The impact of our timberlands on our results of operations is included in these segments. The amount of timber we harvest each year from our timber resources, compared with the amount we purchase from outside sources, varies according to the price and supply of timber for sale on the open market and according to what we deem to be in the interest of sound management of our timberlands. During 2000, 41% of our timber needs were met from internal sources, 47% were provided from private sources and 12% were met from government sources. During 1999, these percentages were 40%, 50%, and 10% and in 1998 were 39%, 50%, and 11%. Over the past several years, the amount of timber from federal public lands available for commercial harvest in the United States has declined significantly due to environmental litigation and changes in government policy. Most recently, the federal government imposed new rules prohibiting the building of roads on millions of acres of public timberlands. These rules particularly impact our operations in the intermountain West. In February 2001, because of the continual and permanent decline in the sale of federal timber, we announced the permanent closure of our plywood mill and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho. Operations will cease by mid-year 2001. Additional curtailments or closures of our wood products manufacturing facilities are possible.

Long-term leases of private lands generally provide Boise Cascade with timber harvesting rights and carry with them the responsibility for management of the timberlands. The average remaining life of all leases and contracts is in excess of 40 years. In addition, we have an option to purchase approximately 205,000 acres of timberland under lease and/or contract in the South. We seek to maximize the utilization of our timberlands through efficient management so that the timberlands will provide a continuous supply of wood for future needs. Site preparation, planting, fertilization, thinning, and logging techniques are being improved through a variety of methods, including genetic research and computerization. During 2000, our mills processed approximately 0.9 billion board feet of sawtimber (timber used to make lumber and veneer) and 1.6 million cords of pulpwood (timber used in papermaking); 40% of the sawtimber and 45% of the pulpwood were harvested from our owned or controlled timber resources, and the balance was acquired from various private and government sources. Approximately 62% of the 1.1 million bone-dry units (a bone-dry unit is 2,400 dry pounds) of hardwood and softwood chips consumed by our Northwest pulp and paper mills in 2000 were provided from our whole-log chipping facility, our cottonwood fiber farm, and our Northwest wood products manufacturing facilities as residuals from the processing of solid wood products. Assuming that the closure of the Idaho mills had taken place on January 1, 2000, our Northwest chip self-sufficiency would have been reduced by about 5%. Of the 504,000 bone-dry units of residual chips used in the South, 41% were provided by our Southern wood products manufacturing facilities.

At December 31, 2000, 1999, and 1998, the acreages of owned or controlled timber resources by geographic area and the approximate percentages of total fiber requirements available from our respective timber resources in these areas and from the residuals from processed purchased logs are shown in the following table:

	Northwest (a)			Midwest (b)			South (c)			Total (d)
	_______________			_______________			_______________			_______________
	2000	1999	1998	2000	1999	1998	2000	1999	1998	2000	1999	1998
	____	____	____	____	____	____	____	____	____	____	____	____
	(thousands of acres)

Fee	1,279	1,277	1,333	308	308	308	419	418	418	2,006	2,003	2,059
Leases and contracts	30	30	44	-	-	-	286	287	285	316	317	329
	____	____	____	____	____	____	____	____	____	____	____	____
	1,309	1,307	1,377	308	308	308	705	705	703	2,322	2,320	2,388
Approximate % of total fiber requirements available from: (e) Owned and controlled timber resources	30%	29%	29%	21%	23%	23%	39%	37%	39%	32%	31%	32%
Residuals from processed purchased logs	12	11	11	-	-	-	5	4	4	8	8	7
	____	____	____	____	____	____	____	____	____	____	____	____
Total	42%	40%	40%	21%	23%	23%	44%	41%	43%	40%	39%	39%

(a)	Principally sawtimber.
(b)	Principally pulpwood.
(c)	Sawtimber and pulpwood.
(d)

On December 31, 2000, our inventory of merchantable sawtimber was approximately 6.8 billion board feet, and our inventory of pulpwood was approximately 11.2 million cords. At December 31, 1999, these inventories were approximately 6.8 billion board feet and approximately 11.1 million cords, and at December 31, 1998, these inventories were approximately 7.7 billion board feet and approximately 8.0 million cords.

(e)

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

Additional information pertaining to our timber resources is presented under the caption "Timber Supply and Environmental Issues" of the Financial Review in our 2000 Annual Report. This information is incorporated by reference.

PAPER AND PAPER PRODUCTS

Boise Cascade manufactures and sells uncoated free sheet papers (office papers, printing grades, forms bond, envelope and specialty papers), containerboard, corrugated containers, newsprint, and market pulp.

Our primary focus in this business segment is uncoated free sheet and containerboard/corrugated containers. Uncoated free sheet represented 55% of segment revenues in 2000 and containerboard/corrugated containers accounted for 23%. Newsprint and market pulp account for the remaining 22% of revenue.

In terms of company integration, one-third of our uncoated free sheet is sold through our office products business and the equivalent of 57% of our containerboard production is consumed by our corrugated container plants.

Our paper and containerboard is manufactured at five mills located in the United States. These mills had an annual capacity of 2.9 million tons at December 31, 2000. Our products are sold to distributors and industrial customers primarily by our own sales personnel. Corrugated containers are manufactured at seven plants, which have an annual capacity of approximately 6.0 billion square feet. The containers produced at our plants are used to package fresh fruit and vegetables, processed food, beverages and many other industrial and consumer products. We sell our corrugated containers primarily through our own sales personnel.

Our paper mills are supplied with pulp primarily from our own integrated pulp mills. Pulp mills in the Northwest manufacture chemical pulp from wood residuals produced as a byproduct of solid wood products manufacturing plants. Pulp mills in the Midwest and South manufacture chemical, thermomechanical, and groundwood pulp primarily from pulpwood logs and, to a lesser extent, from wood residuals from solid wood products facilities. We also manufacture most of the recycled fiber used in our paper and containerboard products.

Wood residuals are provided by our own sawmills and panel plants in the Northwest and, to a lesser extent, in the South, and the remainder is purchased from outside sources.

The following table sets forth annual practical capacities of our paper manufacturing locations as of December 31, 2000, and 2000 production:
	Number of	Capacity at
	Machines	December 31, 2000 (a)	Production
	___________	_________________	___________
	(tons)

PULP AND PAPER MILLS

Jackson, Alabama
Uncoated free sheet	2	505,000	457,172
DeRidder, Louisiana
Containerboard	1	560,000	556,209
Newsprint	2	440,000	424,447
International Falls, Minnesota
Uncoated free sheet	4	550,000	487,274
St. Helens, Oregon
Uncoated free sheet	3	270,000	255,577
Market pulp	-	115,000	80,574
Wallula, Washington
Uncoated free sheet	1	235,000	226,939
Market pulp	1	125,000	124,751
Containerboard	1	130,000	127,885
	___________	________	_________

Total	15	2,930,000	2,740,828
	===========	========	=========

ANNUAL CAPACITY BY PRODUCT

Uncoated free sheet		1,560,000
Containerboard		690,000
Newsprint		440,000
Market pulp		240,000
		________
Total		2,930,000
		========
(a)	Capacity assumes 24-hour days, 365 days per year, except for days allotted for planned maintenance.

The following table sets forth sales volumes of paper and paper products for the years indicated:

	2000	1999	1998	1997	1996
	_______	_______	_______	_______	_______
	(thousands of tons)

Uncoated free sheet	1,393	1,426	1,403	1,314	1,167
Containerboard	680	655	624	604	563
Newsprint	423	422	431	440	411
Market pulp	150	149	129	161	230
Discontinued grades	-	-	-	-	260	(a)
	_______	_______	_______	_______	_______
	2,646	2,652	2,587	2,519	2,631

	(millions of square feet)

Corrugated containers	4,968	4,681	4,182	3,568	3,201
(a)

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

ENVIRONMENTAL ISSUES

Our discussion of environmental issues is presented under the caption "Timber Supply and Environmental Issues" of the Financial Review in our 2000 Annual Report. This information is included in Exhibit 13.1 to the Form 10-K and is incorporated by reference. In addition, environmental issues are discussed under "Item 3. Legal Proceedings," of this Form 10-K.

EMPLOYEES

As of December 31, 2000, we had 25,257 employees, 6,680 of whom were covered under collective bargaining agreements. In 2000, we obtained a labor contract extension effective until 2004 covering our Northwest wood products manufacturing locations in Cascade, Idaho; Elgin, Oregon; Emmett, Idaho; Independence, Oregon; Kettle Falls, Washington; La Grande, Oregon; St. Helens, Oregon; and Woodinville, Washington. In July 2001, contracts covering approximately 690 workers in our Louisiana wood products manufacturing facilities are scheduled to expire.

IDENTIFICATION OF EXECUTIVE OFFICERS

Information with respect to our executive officers is set forth in "Item 10. Directors and Executive Officers of the Registrant" of this Form 10-K and is incorporated into this Part I by reference.

CAPITAL INVESTMENT

Information concerning our capital expenditures is presented under the caption "Investment Activities" and in the table titled "2000 Capital Investment by Business" of the Financial Review in our 2000 Annual Report. This information is incorporated by reference.

ENERGY

The paper and paper products segment is our primary energy user. Self-generated energy sources in this segment, such as wood wastes, pulping liquors, and hydroelectric power, provided 57% of total 2000 energy requirements, compared with 58% in 1999 and 59% in 1998. The energy requirements fulfilled by purchased sources in 2000 were as follows: natural gas, 68%; electricity, 27%; residual fuel oil, 4%; and other sources, 1%. Costs for energy purchased in 2000 were $52 million higher than they were in 1999. Most of the increase occurred in the second half of the year. In the near term, we expect the energy situation to remain volatile, which will continue to negatively impact our costs and could impact our ability to operate some facilities.
ITEM 2.	PROPERTIES

We own substantially all of our facilities other than those in our office products subsidiary. The majority of the office products facilities are rented under operating leases. Regular maintenance, renewal, and new construction programs have preserved the operating suitability and adequacy of our properties. Our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We own substantially all equipment used in our facilities. Information concerning production capacity and the utilization of our manufacturing facilities is presented in Item 1 of this Form 10-K.

Following is a list of our facilities by segment as of February 28, 2001. In addition, our corporate headquarters is located in Boise, Idaho, and the office products headquarters is located in Itasca, Illinois. Information concerning timber resources is presented in Item 1 of this Form 10-K.

OFFICE PRODUCTS

63 distribution centers located in Arizona, California (2), Colorado, Connecticut, Delaware, District of Columbia, Florida (2), Georgia, Hawaii, Idaho, Illinois, Indiana, Kentucky, Maine, Massachusetts, Michigan, Minnesota, Missouri (2), Nevada (2), New Mexico, New York (2), North Carolina, Ohio (2), Oklahoma, Oregon, Pennsylvania (2), Tennessee (2), Texas (2), Utah, Vermont, Virginia, Washington (2), Wisconsin, Australia (7), Canada (7), and New Zealand (6).

2 outbound tele-sales centers located in Illinois and Oklahoma.

4 customer service centers located in Illinois (2), Virginia, and Wyoming.

116 retail outlets located in Canada (70), Hawaii (3), Australia (7), and New Zealand (36).

BUILDING PRODUCTS

8 sawmills located in Alabama, Idaho, Oregon (3), and Washington (3).

12 plywood and veneer plants located in Idaho, Louisiana (2), Oregon (7), and Washington (2).

1 particleboard plant located in Oregon.

3 laminated veneer lumber/wood I-joists plants located in Louisiana, Oregon, and New Brunswick, Canada.

1 wood beam plant located in Idaho.

47%-owned oriented strand board joint venture located in Barwick, Ontario, Canada.

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

We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws with respect to 17 active sites where hazardous substances or other contaminants are located. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations, our experience with respect to cleanup of hazardous substances, the fact that expenditures will, in many cases, be incurred over extended periods of time, and the number of solvent potentially responsible parties, we do not presently believe that the known actual and potential response costs will, in the aggregate, materially affect our financial condition or results of operations.

In March 2000, EPA Regions VI and X issued Boise Cascade a combined Notice of Violation (NOV). The NOV alleges various violations of air permits at seven plywood plants and one particleboard plant for the period 1979 through 1998. The EPA has neither proposed any penalties nor filed any administrative, civil, or criminal actions. The NOV, however, sets forth EPA's authority to seek, among other things, penalties of up to $27,500 per day for each violation. We believe federal statutes of limitation would limit any penalties assessed to a five-year period. We are negotiating with the EPA to resolve these allegations. The effect of this NOV on our results of operations or financial position is unknown at this time.

Several potential class action lawsuits have been filed against the company arising out of its former manufacture and sale of hardboard siding products. The company discontinued the manufacturing of these products in 1984. These lawsuits allege that siding manufactured by the company was inherently defective when used as exterior cladding for homes and other buildings. The plaintiffs have sought to hold the company financially responsible for the repair and replacement of siding, to make restitution to the class members, and to award each class member compensatory and enhanced damages. To date, no court has granted class certification in any of these actions, and several of the cases have been dismissed in their entirety. Three lawsuits remain. One of those cases, pending in the U.S. District Court for the Eastern District of Texas, was dismissed in its entirety in November 2000, and class certification was denied. The plaintiffs have appealed these rulings to the U.S. Court of Appeals for the Fifth Circuit. In a case filed in the Circuit Court of Champaign County, Illinois, the court dismissed the claims of all but one plaintiff in January 2001. The dismissed plaintiffs have appealed this ruling to the Fourth District Appellate Court in Illinois. The remaining lawsuit is filed in the District Court of Jefferson County, Texas, and is still pending. We believe there are valid factual and legal defenses to these cases and will continue to resist certification of any class and vigorously defend all claims by the plaintiffs.

We are also involved in other litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings, including those described in the preceding paragraphs, would not materially affect our financial condition or operations.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Not applicable.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange. In June 2000, we voluntarily delisted our common stock from the Chicago Stock Exchange due to the lack of trading activity. The high and low sales prices for our common stock, as well as the frequency and amount of dividends paid on such stock, are included in Note 12, "Quarterly Results of Operations," of the Notes to Financial Statements in our 2000 Annual Report. Additional information concerning dividends on common stock is presented under the caption "Financing Activities" of the Financial Review in our 2000 Annual Report, and information concerning restrictions on the payments of dividends is included in Note 4, "Debt," of the Notes to Financial Statements in our 2000 Annual Report. The information under these captions is incorporated by reference. The approximate number of common shareholders, based upon actual record holders at February 28, 2001, was 15,461.

SHAREHOLDER RIGHTS PLAN

The company has had a shareholder rights plan since January 1986. The current plan took effect in December 1998. At that time, the rights under the previous plan expired, and we distributed to our common stockholders one new right for each common share held. The rights become exercisable ten days after a person or group acquires 15% of our outstanding voting securities or ten business days after a person or group commences or announces an intention to commence a tender or exchange offer that could result in the acquisition of 15% of these securities. Each full right, if it becomes exercisable, entitles the holder to purchase one share of common stock at a purchase price of $175 per share, subject to adjustment. In addition, upon the occurrence of certain events, and upon payment of the then-current purchase price, the rights may "flip in" and entitle holders to buy common stock or "flip over" and entitle holders to buy common stock in an acquiring entity in such amount that the market value is equal to twice the purchase price. The rights are nonvoting and may be redeemed by the company for one cent per right at any time prior to the tenth day after an individual or group acquires 15% of our voting stock, unless extended. The rights expire in 2008. Additional details are set forth in the Renewed Rights Agreement filed with the Securities and Exchange Commission as Exhibit 4.2 in our Form 10-Q dated September 30, 1997.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the years indicated and should be read in conjunction with the disclosures in Items 7 and 8 of this Form 10-K:
	2000 (a)	1999 (b)	1998 (c)	1997	1996 (d)
	_______	_______	_______	_______	_______
	(millions, except per-common-share amounts)

Assets
Current assets	$1,577	$1,531	$1,368	$1,354	$1,355
Property and equipment, net	2,582	2,557	2,571	2,630	2,554
Other	1,108	1,050	1,032	986	802
	_______	_______	_______	_______	_______
	$5,267	$5,138	$4,971	$4,970	$4,711
Liabilities and Shareholders' Equity
Current liabilities	$1,014	$1,125	$1,130	$894	$933
Long-term debt, less current portion	1,715	1,585	1,578	1,726	1,330
Guarantee of ESOP debt	108	133	156	177	196
Minority interest	9	131	117	105	82
Other	664	550	559	455	490
Shareholders' equity	1,757	1,614	1,431	1,613	1,680
	_______	_______	_______	_______	_______
	$5,267	$5,138	$4,971	$4,970	$4,711

Net sales (e)	$7,807	$7,148	$6,355	$5,669	$5,262
Net income (loss) before cumulative effect
of accounting change	$179	$200	$(26)	$(30)	$9
Cumulative effect of accounting change, net	-	-	(8)	-	-
	_______	_______	_______	_______	_______
Net income (loss)	$179	$200	$(34)	$(30)	$9

Net income (loss) per common share
Basic before cumulative effect of
accounting change	$2.89	$3.27	$(.81)	$(1.19)	$(.63)
Cumulative effect of accounting change	-	-	(.15)	-	-
	_______	_______	_______	_______	_______
Basic (f)	$2.89	$3.27	$(.96)	$(1.19)	$(.63)

Net income (loss) per common share
Diluted before cumulative effect
of accounting change	$2.73	$3.06	$(.81)	$(1.19)	$(.63)
Cumulative effect of accounting change	-	-	(.15)	-	-
	_______	_______	_______	_______	_______
Diluted (f)	$2.73	$3.06	$(.96)	$(1.19)	$(.63)

Cash dividends declared per common share	$.60	$.60	$.60	$.60	$.60

(a)	2000 includes a pretax gain of $98,618,000 on the sale of BCOP's European operations.
(b)

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

(c)

1998 includes a pretax charge of $37,982,000 for a companywide cost-reduction initiative and the restructuring of certain operations.

1998 includes a pretax gain of $45,000,000 related to an insurance settlement for our Medford, Oregon, plywood plant, which was severely damaged by fire.

1998 includes a pretax charge of $61,900,000 for the restructuring of our wood products manufacturing business and a pretax charge of $19,000,000 for the revaluation of paper-related assets.

1998 includes a net of tax charge of $8,590,000 for the adoption of AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities.

1998 net loss per common share includes a negative 7 cents related to the redemption of our Series F Preferred Stock.

(d)

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

(e)

In September 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued a consensus on Issue 00-10, Accounting for Shipping and Handling Fees and Costs. This consensus, which became effective and was adopted by us in the fourth quarter, requires that amounts billed to customers for shipping be included as a revenue and that amounts paid by us for shipping be included as a cost. To comply with this consensus, reclassifications were made to increase both "Sales" and "Materials, labor, and other operating expenses" by $195,678,000, $192,983,000, $174,876,000, and $154,195,000 for the years ended December 31, 1999, 1998, 1997, and 1996.

(f)	The computation of diluted net loss per common share was antidilutive in the years 1998, 1997, and 1996; therefore, the amounts reported for basic and diluted loss per share are the same.
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations are presented under the caption "Financial Review" in our 2000 Annual Report. This information is included in Exhibit 13.1 to the Form 10-K and is incorporated by reference.
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the caption, "Disclosures of Financial Market Risks," in the Financial Review in our 2000 Annual Report. This information is included in Exhibit 13.1 to the Form 10-K and is incorporated by reference.
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related notes, together with the report of independent public accountants, are presented in our 2000 Annual Report. This information is included in Exhibit 13.1 to the Form  10-K and is incorporated by reference.

The consolidated Statement of Income for the three months ended December 31, 2000, is presented in our Fact Book for the fourth quarter of 2000. This information is included in Exhibit 13.2 to the Form 10-K and is incorporated by reference.

The 9.85% notes issued in June 1990 and the 9.45% debentures issued in October 1989 each contain a provision under which, in the event of the occurrence of both a designated event (change of control), as defined, and a rating decline, as defined, the holders of these securities may require Boise Cascade to redeem the securities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and nominees for directors are presented under the caption "Board of Directors" in our proxy statement. This information is incorporated by reference.

Executive Officers as of February 28, 2001:

Name	Age	Position or Office	Date First Elected as an Officer
_______________________	___	____________________________________________	________

George J. Harad *	56	Chairman of the Board and Chief Executive Officer	05/11/82

Stanley R. Bell	54	Senior Vice President	09/25/90

John C. Bender *	61	Senior Vice President	02/13/90

Theodore Crumley *	55	Senior Vice President and Chief Financial Officer	05/10/90

A. Ben Groce *	59	Senior Vice President	02/08/91

John W. Holleran *	46	Senior Vice President and General Counsel	07/30/91

Christopher C. Milliken *	55	Senior Vice President	02/03/95

A. James Balkins III	48	Vice President	09/05/91

Charles D. Blencke	57	Vice President	12/11/92

Thomas E. Carlile *	49	Vice President and Controller	02/04/94

Graham L. Covington	58	Vice President	09/24/98

Kenneth W. Cupp	54	Vice President	04/20/00

Robert W. Egan	41	Vice President	12/08/00

David A. Goudge	53	Vice President	04/20/00

Karen E. Gowland	42	Vice President and Corporate Secretary	09/25/97

Vincent T. Hannity	56	Vice President	07/26/96

Miles A. Hewitt	42	Vice President	04/20/00

Guy G. Hurlbutt	58	Vice President	07/31/98

Judith M. Lassa	42	Vice President	07/28/00

Irving Littman	60	Vice President and Treasurer	11/01/84

Thomas A. Lovlien	45	Vice President	04/20/00

Richard W. Merson	58	Vice President	12/12/97

Carol B. Moerdyk	50	Vice President	05/10/90

David A. New	50	Vice President	04/30/97

*	Executive officer under Section 16 of the Securities and Exchange Act of 1934. Some of these officers have established trading plans under SEC Rule 10b-5.

All of the officers named above except for David A. New, who joined the company in 1997, have been employees of Boise Cascade or one of its subsidiaries for at least five years. From 1995-1997, Mr. New was the technical manager of the Forestry, Pulp, and Paper, Southeast Asia Group for Fletcher Challenge Ltd.

N. David Spence, senior vice president, passed away on October 23, 2000.
ITEM 11.	EXECUTIVE COMPENSATION

Information concerning compensation of Boise Cascade's executive officers for the year ended December 31, 2000, is presented under the caption "Compensation Tables" in our proxy statement. This information is incorporated by reference.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(a)

Information concerning the security ownership of certain beneficial owners as of December 31, 2000, is set forth under the caption "Ownership of More Than 5% of Boise Cascade Stock" in Boise Cascade's proxy statement and is incorporated by reference.

(b)

Information concerning security ownership of management as of December 31, 2000, is set forth under the caption "Stock Ownership - Directors and Executive Officers" in Boise Cascade's proxy statement and is incorporated by reference.

(c)

Information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Boise Cascade's proxy statement and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions during 2000 is set forth under the caption "Business Relationships with Directors" in Boise Cascade's proxy statement and is incorporated by reference.

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following documents are filed as a part of this Form 10-K for Boise Cascade:

(1)	Financial Statements.

(i)	The Statement of Income for the three months ended December 31, 2000, is incorporated by reference from Boise Cascade's Fact Book for the fourth quarter of 2000.

(ii)

The Financial Statements, the Notes to Financial Statements, and the Report of Independent Public Accountants and the Report of Management are incorporated by reference from Boise Cascade's 2000 Annual Report.

-	Balance Sheets as of December 31, 2000 and 1999.
-	Statements of Income (Loss) for the years ended December 31, 2000, 1999, and 1998.
-	Statements of Cash Flows for the years ended December 31, 2000, 1999, and 1998.
-	Statements of Shareholders' Equity for the years ended December 31, 2000, 1999, and 1998.
-	Notes to Financial Statements.
-	Report of Independent Public Accountants.
-	Report of Management.

(2)	Financial Statement Schedules.

None required.

(3)	Exhibits.

A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated by reference.

(b)	Reports on Form 8-K.

On December 13, 2000, we filed a Form 8-K with the Securities and Exchange Commission updating our earnings outlook for fourth quarter 2000. No other Form 8-Ks were filed during fourth quarter 2000.

On February 15, 2001, we filed a Form 8-K with the Securities and Exchange Commission to file the Boise Cascade Corporation Key Executive Performance Unit Plan.

(c)	Exhibits.

See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boise Cascade Corporation

By	/s/ George J. Harad ________________________________________
George J. Harad
Chairman of the Board and Chief Executive Officer

Dated: March 16, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2001.
	Signature	Capacity

(i)	Principal Executive Officer:

	/s/ George J. Harad	Chairman of the Board and Chief Executive Officer
___________________________________
George J. Harad

(ii)	Principal Financial Officer:

	/s/ Theodore Crumley	Senior Vice President and Chief Financial Officer
___________________________________
Theodore Crumley

(iii)	Principal Accounting Officer:

	/s/ Thomas E. Carlile	Vice President and Controller
___________________________________
Thomas E. Carlile

(iv)	Directors:

	/s/ George J. Harad	/s/ Gary G. Michael
	___________________________________	___________________________________
	George J. Harad	Gary G. Michael

	/s/ Philip J. Carroll	/s/ A. William Reynolds
	___________________________________	___________________________________
	Philip J. Carroll	A. William Reynolds

	/s/ Claire S. Farley	/s/ Francesca Ruiz de Luzuriaga
	___________________________________	___________________________________
	Claire S. Farley	Francesca Ruiz de Luzuriaga

	/s/ Rakesh Gangwal	/s/ Jane E. Shaw
	___________________________________	___________________________________
	Rakesh Gangwal	Jane E. Shaw

	/s/ Richard R. Goodmanson	/s/ Frank A. Shrontz
	___________________________________	___________________________________
	Richard R. Goodmanson	Frank A. Shrontz

	/s/ Edward E. Hagenlocker	/s/ Carolyn M. Ticknor
	___________________________________	___________________________________
	Edward E. Hagenlocker	Carolyn M. Ticknor

	/s/ Robert K. Jaedicke	/s/ Ward W. Woods, Jr.
	___________________________________	___________________________________
	Robert K. Jaedicke	Ward W. Woods, Jr.

/s/ Donald S. Macdonald
___________________________________
Donald S. Macdonald

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 18, 2001, incorporated by reference in this Form 10-K for the year ended December 31, 2000, into Boise Cascade Corporation's previously filed post-effective amendment No. 1 to Form S-8 registration statement (File No. 33-28595); post-effective amendment No. 1 to Form S-8 registration statement (File No. 33-21964); the registration statement on Form S-8 (File  No. 33-31642); the registration statement on Form S-8 (File No. 33-45675); the registration statement on Form S-8 (File No. 333-37124); the registration statement on Form S-8 (File No. 333-37126); the pre-effective amendment No. 1 to Form S-3 registration statement (File No. 333-41033); amendment No. 2 to the registration statement on Form S-3 (File No. 333-74981); the registration statement on Form S-8 (File No. 333-86425); and the registration statement on Form S-8 (File No. 333-86427).

                                                                                     /s/ ARTHUR ANDERSEN LLP

Boise, Idaho
March 16, 2001

BOISE CASCADE CORPORATION

INDEX TO EXHIBITS

Filed with the Annual Report
on Form 10-K for the
Year Ended December 31, 2000

Number	Description	Page Number

2	(1)	Acquisition Agreement Among Boise Cascade Corporation, Oxford Paper Company, Mead Oxford Corporation, and The Mead Corporation, dated September 28, 1996

3.1	(2)	Restated Certificate of Incorporation, as restated to date

3.2	(3)	Bylaws, as amended, December 11, 1998

4.1	(4)	Trust Indenture between Boise Cascade Corporation and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended

4.2	(5)	1997 Revolving Loan Agreement -- $600,000,000, dated as of March 11, 1997, as amended September 25, 1997

4.3	(6)	Renewed Rights Agreement, dated as of September 25, 1997

9	Inapplicable

10.1	Key Executive Performance Plan for Executive Officers, as amended through January 1, 2000

10.2	(7)	1986 Executive Officer Deferred Compensation Plan, as amended through July 29, 1999

10.3	(7)	1983 Board of Directors Deferred Compensation Plan, as amended through July 29, 1999

10.4	(7)	1982 Executive Officer Deferred Compensation Plan, as amended through July 29, 1999

10.5	(8)	Executive Officer Severance Pay Policy

10.6	Supplemental Early Retirement Plan for Executive Officers, as amended through December 7, 2000

10.7	(7)	Boise Cascade Corporation Supplemental Pension Plan, as amended through July 29, 1999

10.8	(7)	1987 Board of Directors Deferred Compensation Plan, as amended through July 29, 1999

10.9	1984 Key Executive Stock Option Plan, as amended through February 8, 2001

10.10	(8)	Executive Officer Group Life Insurance Plan description

10.11	(7)	1980 Split-Dollar Life Insurance Plan, as amended through July 29, 1999

10.12	(7)	Form of Agreement with Executive Officers, as amended through July 29, 1999

10.13	(9)	Supplemental Health Care Plan for Executive Officers, as revised July 31, 1996

10.14	(8)	Nonbusiness Use of Corporate Aircraft Policy, as amended

10.15	Executive Officer Financial Counseling Program description, as amended through July 27, 2000

10.16	(8)	Family Travel Program description

10.17	(7)	Form of Directors' Indemnification Agreement, as revised July 29, 1999

10.18	(10)	Deferred Compensation and Benefits Trust, as amended by the Form of Fifth Amendment dated December 6, 2000

10.19	(7)	Director Stock Compensation Plan, as amended through July 29, 1999

10.20	Director Stock Option Plan, as amended through December 8, 2000

10.21	(7)	1995 Executive Officer Deferred Compensation Plan, as amended through July 29, 1999

10.22	(7)	1995 Board of Directors Deferred Compensation Plan, as amended through July 29, 1999

10.23	(7)	1995 Split-Dollar Life Insurance Plan, as amended through July 29, 1999

10.24	2000 and 2001 Performance Criteria for the Key Executive Performance Plan for Executive Officers

10.25	(11)	Boise Cascade Office Products Corporation Key Executive Retention and Incentive Plan, effective March 15, 2000

10.26	2001 Key Executive Deferred Compensation Plan, adopted July 27, 2000

10.27	2001 Board of Directors Deferred Compensation Plan, adopted July 28, 2000

10.28	(12)	Key Executive Performance Unit Plan, adopted February 8, 2001.

11	Computation of Per Share Earnings

12.1	Ratio of Earnings to Fixed Charges

12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements

13.1	Incorporated sections of the Boise Cascade Corporation 2000 Annual Report

13.2	Incorporated sections of the Boise Cascade Corporation Fact Book for the fourth quarter of 2000

16	Inapplicable

18	Inapplicable

21	Significant subsidiaries of the registrant

22	Inapplicable

23	Consent of Arthur Andersen LLP (see page 21)

24	Inapplicable

27	Inapplicable

28	Inapplicable

99	Inapplicable

(1)	Exhibit 2 was filed under the same exhibit number in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, and is incorporated by reference.

(2)	The Restated Certificate of Incorporation was filed as Exhibit 3 in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and is incorporated by reference.

(3)	Exhibit 3.2 was filed under the same exhibit number in Boise Cascade's 1998 Annual Report on Form 10-K and is incorporated by reference.

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

(7)

Exhibits 10.2, 10.3, 10.4, 10.7, 10.8, 10.11, 10.12, 10.17, 10.19, 10.21, 10.22, and 10.23 were filed under the same exhibit numbers in Boise Cascade's 1999 Annual Report on Form 10-K and are incorporated by reference.

(8)	Exhibits 10.5, 10.10, 10.14, and 10.16 were filed under the same exhibit numbers in Boise Cascade's 1993 Annual Report on Form 10-K and are incorporated by reference.

(9)	Exhibit 10.13 was filed under the same exhibit number in Boise Cascade's 1996 Annual Report on Form 10-K and is incorporated by reference.

(10)

The Deferred Compensation and Benefits Trust, as amended and restated as of December 13, 1996, was filed under the same exhibit number in Boise Cascade's 1996 Annual Report on Form 10-K and is incorporated by reference. Amendment No. 4, dated July 29, 1999, to the Deferred Compensation and Benefits Trust was filed under the same exhibit number in Boise Cascade's 1999 Annual Report on Form 10-K and is incorporated by reference.

(11)	The BCOP Key Executive Retention and Incentive Plan was filed as Exhibit 10 in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and is incorporated by reference.

(12)	The Key Executive Performance Unit Plan was filed as Exhibit 99 in Boise Cascade's Form 8-K filed with the Securities and Exchange Commission on February 15, 2001, and is incorporated by reference.