Form 10-Q
period 2001-03-31
BOISE CASCADE CORP
filed 2001-05-11
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of April 30, 2001 57,433,386

PART I - FINANCIAL INFORMATION
BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF INCOME (LOSS)
(thousands, except per share data)

ITEM 1.	FINANCIAL STATEMENTS
	Three Months Ended March 31
	_______________________
	2001	2000
	_________	_________
	(unaudited)
Revenues
Sales	$1,901,256	$1,995,893
	_________	_________
Costs and expenses
Materials, labor, and other operating expenses	1,539,598	1,581,369
Depreciation, amortization, and cost of company timber harvested	73,368	73,716
Selling and distribution expenses	206,203	200,686
General and administrative expenses	29,678	29,036
Other (income) expense, net	72,319	5,154
	_________	_________
	1,921,166	1,889,961
	_________	_________
Equity in net income (loss) of affiliates	(1,964)	2,321
	_________	_________
Income (loss) from operations	(21,874)	108,253
	_________	_________

Interest expense	(33,792)	(36,685)
Interest income	420	504
Foreign exchange loss	(2,619)	(226)
	_________	_________
	(35,991)	(36,407)
	_________	_________
Income (loss) before income taxes and minority interest	(57,865)	71,846
Income tax (provision) benefit	22,259	(28,738)
	_________	_________
Income (loss) before minority interest	(35,606)	43,108
Minority interest, net of income tax	106	(3,544)
	_________	_________
Net income (loss)	$(35,500)	$39,564
	=========	=========

Net income (loss) per common share

Basic	$(0.68)	$0.63
	=========	=========
Diluted	$(0.68)	$0.60
	=========	=========

The accompanying notes are an integral part of these Financial Statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(thousands)

ASSETS
	March 31		December 31
	_________________________		___________
	2001	2000	2000
	_________	___________	___________
	(unaudited)
Current
Cash and cash equivalents	$66,915	$81,933	$62,820
Receivables, less allowances
of $9,750, $11,196, and $7,607	561,334	698,454	671,793
Inventories	672,087	687,997	747,829
Deferred income tax benefits	67,080	57,276	50,924
Other	45,719	43,981	43,955
	__________	___________	___________
	1,413,135	1,569,641	1,577,321
	__________	___________	___________
Property
Property and equipment
Land and land improvements	70,054	73,049	70,551
Buildings and improvements	645,222	621,111	648,256
Machinery and equipment	4,466,272	4,331,169	4,447,628
	__________	___________	___________
	5,181,548	5,025,329	5,166,435
Accumulated depreciation	(2,614,988)	(2,475,109)	(2,584,784)
	__________	___________	___________
	2,566,560	2,550,220	2,581,651
Timber, timberlands, and timber deposits	291,882	292,187	291,132
	__________	___________	___________
	2,858,442	2,842,407	2,872,783
	__________	___________	___________
Goodwill, net of amortization
of $52,194, $56,159, and $49,053	395,563	476,219	403,331
Investments in equity affiliates	129,007	39,732	134,757
Other assets	273,241	231,524	278,731
	__________	___________	___________
Total assets	$5,069,388	$5,159,523	$5,266,923
	==========	===========	===========

The accompanying notes are an integral part of these Financial Statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY
	March 31		December 31
	_______________________		___________
	2001	2000	2000
	_________	_________	___________
	(unaudited)
Current
Short-term borrowings	$6,400	$77,752	$52,000
Current portion of long-term debt	36,230	22,825	41,314
Income taxes payable	28,466	24,609	15,884
Accounts payable	536,021	600,727	596,882
Accrued liabilities
Compensation and benefits	143,500	131,692	150,138
Interest payable	28,340	28,154	27,802
Other	169,202	170,453	130,374
	_________	_________	___________
	948,159	1,056,212	1,014,394
	_________	_________	___________
Debt
Long-term debt, less current portion	1,648,680	1,643,943	1,714,776
Guarantee of ESOP debt	107,911	132,809	107,911
	_________	_________	___________
	1,756,591	1,776,752	1,822,687
	_________	_________	___________
Other
Deferred income taxes	362,559	317,498	383,646
Other long-term liabilities	290,278	237,281	279,755
	_________	_________	___________
	652,837	554,779	663,401
	_________	_________	___________
Minority interest	7,984	134,705	9,469
	_________	_________	___________
Shareholders' equity
Preferred stock -- no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 4,611,843; 4,880,791; and 4,688,030 shares outstanding	207,533	219,636	210,961
Deferred ESOP benefit	(107,911)	(132,809)	(107,911)
Common stock -- $2.50 par value; 200,000,000 shares authorized; 57,390,406; 57,219,461; and 57,337,158 shares outstanding	143,476	143,049	143,343
Additional paid-in capital	456,393	451,079	454,849
Retained earnings	1,030,706	971,705	1,074,228
Accumulated other comprehensive income (loss)	(26,380)	(15,585)	(18,498)
	_________	_________	___________
Total shareholders' equity	1,703,817	1,637,075	1,756,972
	_________	_________	___________
Total liabilities and shareholders' equity	$5,069,388	$5,159,523	$5,266,923
	=========	=========	===========

The accompanying notes are an integral part of these Financial Statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(thousands)
	Three Months Ended March 31
	__________________________
	2001	2000
	___________	___________
	(unaudited)

Cash provided by (used for) operations
Net income (loss)	$(35,500)	$39,564
Items in income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	1,964	(2,321)
Depreciation, amortization, and cost of company timber harvested	73,368	73,716
Deferred income tax provision (benefit)	(33,469)	5,696
Minority interest, net of income tax	(106)	3,544
Restructuring activities	58,929	-
Other	13,490	226
Receivables	(59,553)	(34,845)
Inventories	73,951	15,987
Accounts payable and accrued liabilities	(54,456)	11,802
Current and deferred income taxes	13,558	4,635
Other	(3,383)	(2,284)
	___________	___________
Cash provided by operations	48,793	115,720
	___________	___________
Cash provided by (used for) investment
Expenditures for property and equipment	(65,583)	(64,934)
Expenditures for timber and timberlands	(2,943)	(1,935)
Investments in equity affiliates, net	(435)	-
Sale of operating assets	159,554	-
Other	(7,587)	6,965
	___________	___________
Cash provided by (used for) investment	83,006	(59,904)
	___________	___________
Cash provided by (used for) financing
Cash dividends paid
Common stock	(8,601)	(8,574)
Preferred stock	(44)	(59)
	___________	___________
	(8,645)	(8,633)

Short-term borrowings	(45,600)	5,952
Additions to long-term debt	14,559	105,154
Payments of long-term debt	(85,672)	(140,894)
Other	(2,346)	(2,397)
	___________	___________
Cash used for financing	(127,704)	(40,818)
	___________	___________

Increase in cash and cash equivalents	4,095	14,998
Balance at beginning of the year	62,820	66,935
	___________	___________
Balance at March 31	$66,915	$81,933
	===========	===========

The accompanying notes are an integral part of these Financial Statements.

NOTES TO QUARTERLY FINANCIAL STATEMENTS
(1)

BASIS OF PRESENTATION. We have prepared the quarterly financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Some information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. These statements should be read together with the statements and the accompanying notes included in our 2000 Annual Report.

The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included. Net income (loss) for the three months ended March 31, 2001 and 2000, necessarily involved estimates and accruals. Actual results may vary from those estimates. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2)

OTHER (INCOME) EXPENSE, NET. "Other (income) expense, net" includes gains and losses on the sale and disposition of property and other miscellaneous income and expense items. In first quarter 2001, our corporate and other segment recorded a $10.9 million pretax, noncash charge to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers. These workers have been participating in a multiemployer trust which is converting to a single employer trust. The components of "Other (income) expense, net" in our Statements of Income (Loss) are as follows:

	Three Months Ended March 31
	_____________________
	2001	2000
	_______	_______
	(thousands)

Receivable securitization (Note 5)	$2,486	$1,576
Restructuring activities (Note 13)	58,929	-
Postretirement benefits	10,897	-
Other, net	7	3,578
	_______	_______
	$72,319	$5,154
	=======	=======

(3)

NET INCOME (LOSS) PER COMMON SHARE. Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by applicable shares outstanding. For the three months ended March 31, 2001, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss were the same.

	Three Months Ended March 31
	_____________________
	2001	2000
	_______	_______
	(thousands)
BASIC

Net income (loss) as reported	$(35,500)	$39,564
Preferred dividends (a)	(3,262)	(3,376)
	_______	_______
Basic income (loss)	$(38,762)	$36,188
	=======	=======
Average shares used to determine basic
income (loss) per common share	57,353	57,212
	=======	=======

DILUTED

Basic income (loss)	$(38,762)	$36,188
Preferred dividends eliminated	-	3,376
Supplemental ESOP contribution	-	(2,886)
	_______	_______

Diluted income (loss) (b)	$(38,762)	$36,678
	=======	=======

Average shares used to determine basic income (loss) per common share	57,353	57,212
Stock options and other	-	314
Series D Convertible Preferred Stock	-	3,972
	_______	_______
Average shares used to determine diluted income (loss) per common share (b)	57,353	61,498
	=======	=======

(a)	The dividend attributable to our Series D Convertible Preferred Stock held by our ESOP (employee stock ownership plan) is net of a tax benefit.

(b)

Adjustments reducing the net loss to arrive at diluted loss totaling $556,000 in 2001 were excluded because the calculation of diluted loss per share was antidilutive. Also, in 2001, potentially dilutive common shares of 4,185,000 were excluded from average shares because they were antidilutive.

(4)	COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) for the periods include the following:

	Three Months Ended March 31
	_____________________
	2001	2000
	_______	_______
	(thousands)

Net income (loss)	$(35,500)	$39,564
Other comprehensive income (loss)
Cumulative foreign currency translation adjustment, net of income taxes	(6,993)	(3,672)
Cash flow hedges, net of income taxes	(889)	-
	_______	_______
Comprehensive income (loss), net of income taxes	$(43,382)	$35,892
	=======	=======

For the three months ended March 31, 2001, reclassifications to earnings from the cash flow hedges were not material.
(5)

RECEIVABLES. We have sold fractional ownership interests in a defined pool of trade accounts receivable. At both March 31, 2001 and December 31, 2000, $200 million of sold accounts receivable were excluded from receivables, and at March 31, 2000, $100 million of sold accounts receivable were excluded from receivables in the accompanying Balance Sheets. The portion of fractional ownership interest retained by us is included in accounts receivable in the Balance Sheets. This program consists of a revolving sale of receivables committed to by the purchasers for 364 days and is subject to renewal. Costs related to the program are included in "Other (income) expense, net" in our Statements of Income (Loss). Under the accounts receivable sale agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables, and the historical performance of the receivables we sell.

(6)

DEFERRED SOFTWARE COSTS. We defer software costs that benefit future years. These costs are amortized on the straight-line method over the expected life of the software. "Other assets" in the Balance Sheets includes deferred software costs of $63.4 million, $50.3 million, and $59.7 million at March 31, 2001 and 2000, and December 31, 2000. Amortization of deferred software costs totaled $4.6 million and $3.4 million for the three months ended March 31, 2001 and 2000.

(7)	INVENTORIES. Inventories include the following:

	March 31		December 31
	_______________________		___________
	2001	2000	2000
	________	________	___________
	(thousands)

Finished goods and work in process	$535,960	$553,227	$583,030
Logs	58,633	52,316	87,176
Other raw materials and supplies	143,688	143,220	141,888
LIFO reserve	(66,194)	(60,766)	(64,265)
	________	________	___________
	$672,087	$687,997	$747,829
	========	========	===========

(8)

INCOME TAXES. Our effective tax benefit rate for the three months ended March 31, 2001, was 38.5%, compared with an effective tax provision rate of 40.0% for the three months ended March 31, 2000. Before nonroutine items, our estimated annual tax provision rate in 2001 is 41.0%. In 2000, our actual tax provision rate was 39.0%. The changes in our tax rates were due primarily to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

For the three months ended March 31, 2001 and 2000, we paid income taxes, net of refunds received, of $8.1 million and $12.1 million.

(9)

DEBT. We have a revolving credit agreement with 23 major banks that permits us to borrow as much as $600 million at variable interest rates based on the London Interbank Offered Rate (LIBOR). At March 31, 2001, the rate was 5.4%. When the agreement expires in June 2002, any amount outstanding will be due and payable. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. Under this agreement, the payment of dividends depends on the existence of and the amount of net worth in excess of the defined minimum. Our net worth at March 31, 2001, exceeded the defined minimum by $95.5 million. At March 31, 2001, there were $470.0 million of borrowings outstanding under this agreement.

In February 2001, we entered into two interest rate swaps with notional amounts of $50 million each and effective fixed interest rates of 5.4% and 5.6% with respect to $100 million of our revolving credit agreement borrowings. The swaps expire in February 2003 and February 2004.

Also at March 31, 2001, we had $6.4 million of short-term borrowings outstanding. At March 31, 2000, we had $77.8 million of short-term borrowings outstanding. The maximum amount of short-term borrowings outstanding during the three months ended March 31, 2001 and 2000, was $125.0 million and $156.2 million. The average amount of short-term borrowings outstanding during the three months ended March 31, 2001 and 2000, was $61.0 million and $80.7 million. The average interest rate for these borrowings was 6.3% for 2001 and 6.2% for 2000.

At March 31, 2001, we had $430 million of unused borrowing capacity registered with the SEC for additional debt securities.

In April 1998, Boise Cascade Office Products (BCOP) registered $300 million of shelf capacity with the SEC. In May 1998, BCOP issued $150 million of 7.05% notes under this registration statement. The notes are due in May 2005. BCOP does not intend to use the remaining shelf capacity.

In July 2000, a registration statement filed with the SEC covering $300 million in universal shelf capacity became effective. Under this filing, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and/or purchase contracts.

In March 2000, we retired $100 million of 9.9% notes.

Cash payments for interest, net of interest capitalized, were $33.3 million and $38.1 million for the three months ended March 31, 2001 and 2000.

(10)

BOISE CASCADE OFFICE PRODUCTS CORPORATION. In April 2000, we completed a tender offer for the outstanding common stock of BCOP owned by shareholders other than Boise Cascade Corporation. BCOP once again became a wholly owned subsidiary of Boise Cascade Corporation. The purchase price, including transaction costs and payments to shareholders and stock option holders, totaled $216.1 million. It was funded by short-term borrowings and by borrowings under our revolving credit agreement.

On September 28, 2000, BCOP sold its European operations to Guilbert S.A. of France for $335.3 million. After debt repayments of $17.2 million, we received $158.5 million in 2000 and a final payment, net of forward exchange contracts, of $159.6 million in early January 2001. Sales for the operations sold for the three months ended March 31, 2000, totaled $91.2 million.

BCOP also formed a joint venture with Guilbert to provide service for both companies' multinational customers. Through the joint venture, BCOP serves Guilbert customers in North America, Australia, and New Zealand, and Guilbert serves BCOP customers in Europe and the Middle East.

On October 6, 2000, BCOP acquired Blue Star Business Supplies Group of US Office Products (Blue Star), a distributor of office and educational supplies in Australia and New Zealand, for $114.7 million in cash and the recording of $13.2  million in estimated acquisition liabilities. The acquisition liabilities include $4.7 million for termination benefits to be paid to about 380 employees at acquired facilities and $3.9 million for closure costs at six acquired locations, primarily in Australia. Through March 31, 2001, there have been no significant charges against these reserves. Blue Star had sales of approximately $300 million for its fiscal year ended April 29, 2000.

On October 19, 2000, BCOP merged its majority-owned promotional products subsidiary, Boise Marketing Services, Inc. (BMSI), with American Identity, a division of IdentityNow. We also contributed $6 million in cash to this joint venture. As a result of the merger, BCOP has approximately a 22% equity position in IdentityNow and accounts for the investment under the equity method of accounting. Sales for BMSI for the three months ended March 31, 2000, totaled $20.8 million.

The 2000 acquisitions were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments were not, and are not expected to be, significant to our results of operations or financial position. The excesses of the purchase price over the estimated fair values of the tangible and intangible net assets acquired were recorded as goodwill and are being amortized over 40 years. The results of operations of the acquired businesses are included in our operations following the dates of acquisitions.

On a pro forma basis, if our 2000 acquisitions and divestitures had occurred on January 1, 2000, sales for the first three months of 2000 would have decreased by $35.0 million, while net income and diluted earnings per share would not have materially changed.

This unaudited pro forma financial information does not necessarily represent what would have occurred if the transactions had taken place on the dates assumed.

(11)

BUILDING PRODUCTS ACQUISITION. On June 30, 2000, we acquired Alliance Forest Products-Joists, Inc. (AllJoist). Formerly a subsidiary of Alliance Forest Products, Inc., AllJoist operates a wood I-joist manufacturing plant in St. Jacques, New Brunswick, Canada. The purchase price was $14.6 million in cash.

This acquisition was accounted for under the purchase method of accounting.  Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments were not, and are not expected to be, significant to our results of operations or financial position. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired business is included in our operations following the date of acquisition.

On a pro forma basis, if the AllJoist acquisition had occurred on January 1, 2000, sales for the first three months of 2000 would have increased by $4.8 million, while net income and diluted earnings per share would not have materially changed. This unaudited pro forma financial information does not necessarily represent what would have occurred if the acquisition had taken place on the dates assumed.

(12)

FINANCIAL INSTRUMENTS. On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Adoption of this statement did not have a material impact on our results of operations or financial position.

At March 31, 2001, we had foreign exchange contracts that were purchased to mitigate exchange risk related to 185.9 million New Zealand dollar-denominated receivables. Exchange gains and losses on the forward exchange contracts partially offset exchange gains or losses on the receivables. These contracts mature in May 2001, had a notional amount in New Zealand dollars of 160.0 million, a weighted average contractual exchange rate of 0.414215, and a fair value of a negative $2.0  million at March 31, 2001, based on the spot rate on that date. Gains and losses on these contracts are recognized in income as they occur.

In February 2001, we entered into two interest rate swaps with notional amounts of $50 million each, maturing in February 2003 and February 2004. The swaps hedge the variable cash flow risk from the variable interest payments on $100 million of our current and anticipated future revolving credit agreements. The effective fixed interest rates resulting from the swaps are 5.4% and 5.6%. The fair value of these swaps, net of taxes, is recorded in "Accumulated other comprehensive income (loss)" and then reclassified to interest expense as interest expense is recognized on the revolving credit agreement. There is no ineffectiveness related to these hedges.

We are exposed to modest credit-related risks in the event of nonperformance by counterparties to our forward exchange contracts and interest rate swaps; however, we do not expect the counterparties, who are all major financial institutions, to fail to meet their obligations.

(13)

RESTRUCTURING ACTIVITIES. In February 2001, we announced that we will permanently close in mid-2001 our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho. The closures are due to the steady decline in federal timber offered for sale. About 375 positions will be eliminated as a result of the closures. In first quarter 2001, we recorded a pretax charge of $54.0 million related to these closures. Sales for our Idaho operations for the three months ended March 31, 2001 and 2000, were $25.9 million and $31.0 million. Sales for the years ended December 31, 2000 and 1999, were $115.8 million and $138.6 million. Our operating loss for the three months ended March 31, 2001, was $1.1 million, while our operating income for the three months ended March 31, 2000, was $2.4 million. Operating income for the years ended December 31, 2000 and 1999, was $2.2 million and $15.4 million .

In addition, as a result of a decision to stop development of operations in Chile, we wrote off our investment in assets in that country with a pretax charge of $4.9 million. We recorded both of these charges in our building products segment and in "Other (income) expense, net" in the Statement of Income (Loss). Asset write-downs were for plant and equipment at the Idaho facilities and the write-off of our equity investment in and related receivables from a joint venture in Chile. Employee-related costs include pension curtailment costs arising from the shutdowns of the Idaho facilities and severance cost. Other exit costs include tear-down and environmental cleanup cost related to the Idaho facilities and reserves for contractual obligations with no future benefit. These restructuring reserve liabilities are included in "Accrued liabilities, other" in the accompanying Balance Sheet.

Restructuring reserve liability account activity related to these 2001 charges is as follows:

	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	______	_________	______	_______
	(thousands)

2001 expense recorded	$21,300	$15,000	$22,600	$58,900
Assets written down	(21,300)	-	-	(21,300)
Pension liability recorded	-	(9,600)	-	(9,600)
	______	_________	______	_______
Restructuring reserve at March 31, 2001	$-	$5,400	$22,600	$28,000
	======	=========	======	=======

In 1998, we recorded restructuring charges totaling $118.9 million related to the closure of two wood products facilities and companywide cost-reduction and restructuring initiatives. With the exception of a few ongoing severance payments and cleanup costs, this restructuring is completed. Remaining reserves included in "Accrued liabilities, other" at March 31, 2001, totaled $3.4 million, compared with $8.2 million at March 31, 2000, and $3.9  million at December 31, 2000.

(14)

RECLASSIFICATIONS. In September 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued a consensus on Issue 00-10, Accounting for Shipping and Handling Fees and Costs. This consensus, which became effective and was adopted by us in fourth quarter 2000, requires that amounts billed to customers for shipping be included as a revenue and that amounts paid by us for shipping be included as a cost. To comply with this consensus, r eclassifications were made to increase both "Sales" and "Materials, labor, and other operating expenses" by $49.6 million for the three months ended March 31, 2000.

(15)

SEGMENT INFORMATION. There are no differences from our last annual report in our basis of segmentation or in our basis of measurement of segment profit or loss. An analysis of our operations by segment is as follows:

				Income
				(Loss)
				Before
	Sales (a)			Taxes and
	_____________________________________			Minority
	Trade	Intersegment	Total	Interest (b)
	____________	__________	____________	____________
	(thousands)

Three Months Ended March 31, 2001
Office products	$966,206	$630	$966,836	$41,219
Building products	525,860	7,393	533,253	(66,425	) (c)
Paper and paper products	403,253	112,991	516,244	24,676
Corporate and other	5,937	12,717	18,654	(23,543	) (d)
	____________	___________	____________	____________
Total	1,901,256	133,731	2,034,987	(24,073)
Intersegment eliminations	-	(133,731)	(133,731)	-
Interest expense	-	-	-	(33,792)
	____________	___________	____________	____________
Consolidated totals	$1,901,256	$-	$1,901,256	$(57,865)
	============	===========	============	============

Three Months Ended March 31, 2000
Office products	$940,947	$673	$941,620	$39,470
Building products	631,698	8,377	640,075	29,185
Paper and paper products	416,015	104,588	520,603	48,683
Corporate and other	7,233	10,696	17,929	(8,807)
	____________	___________	____________	____________
Total	1,995,893	124,334	2,120,227	108,531
Intersegment eliminations	-	(124,334)	(124,334)	-
Interest expense	-	-	-	(36,685)
	____________	___________	____________	____________
Consolidated totals	$1,995,893	$-	$1,995,893	$71,846
	============	===========	============	============

(a)	Reclassifications were made to the 2000 sales to comply with the Emerging Issues Task Force consensus on Issue 00-10 (see Note 14).
(b)	Interest income has been allocated to our segments in the amounts of $420,000 and $504,000 for the three months ended March 31, 2001 and 2000.
(c)	Includes a $58.9 million pretax charge related to the closure of two mills in Idaho and a write-off of our investment in assets in Chile (see Note 13).
(d)	Includes $10.9 million pretax, noncash charge to accrue for a one-time liability related to postretirement benefits (see Note 2).

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
	Three Months Ended March 31
	______________________________
	2001	2000
	___________	___________

Sales	$1.9 billion	$2.0 billion
Net income (loss)	$(35.5) million	$39.6 million
Net income (loss) per basic share	$(0.68)	$0.63
Net income (loss) per diluted share	$(0.68)	$0.60
Net income before nonroutine items	$7.1 million	$39.6 million
Net income per basic share before nonroutine
items	$0.07	$0.63
Net income per diluted share before nonroutine
items	$0.07	$0.60

	(percentage of sales)

Materials, labor, and other operating expenses	81.0%	79.2%
Selling and distribution	10.8%	10.1%
General and administrative expenses	1.6%	1.5%

Nonroutine Items. In February 2001, we announced that we will permanently close in mid-2001 our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho. In first quarter 2001, we recorded a pretax charge of $54.0 million related to these closures. In addition, as a result of a decision to stop development of operations in Chile, we wrote off our investment in assets in that country with a pretax charge of $4.9 million. We recorded both of these charges in our building products segment and in "Other (income) expense, net" in the Statement of Income (Loss). Additional information on these charges is in the Results of Operations for building products.

In first quarter 2001, our corporate and other segment recorded a $10.9 million pretax, noncash charge to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers. These workers have been participating in a multiemployer trust which is converting to a single employer trust. This charge was recorded in "Other (income) expense, net" in the Statement of Income (Loss).

The net impact of the nonroutine items in 2001 decreased net income $42.6 million and basic and diluted income per share 75 cents for the three months ended March 31, 2001.

Overview. Sales in the first three months ended March 31, 2001, decreased 5% over the same period in 2000 primarily as a result of substantially lower product prices in our building products segment. This decrease in sales was partially offset by a 3% increase in office products sales. Same-location sales in office products increased 7%.

In the three months ended March 31, 2001, materials, labor, and other operating expenses increased as a percent of sales, compared with the same period in 2000, because of higher energy and chemical costs in paper and paper products and the reduced sales caused by lower selling prices in building products. Selling and distribution expense as a percent of sales was higher for the first three months ended March 31, 2001, compared with the same period in 2000, due to a decrease in building products sales caused by lower selling prices without a corresponding decrease in selling and distribution expenses. General and administrative expenses increased as a percent of sales for the three months ended March 31, 2001, compared with the same period in 2000, due to the lower sales. See the results of operations by segment for additional detail.

Interest expense was $33.8 million and $36.7 million for the three months ended March 31, 2001 and 2000. The variance was due to lower debt levels and interest rates.

Foreign exchange loss was $2.6 million, compared to $0.2 million for the three months ended
March 31, 2001 and 2000. The increase in foreign exchange loss in first quarter 2001, compared to first quarter 2000, arose primarily from translation adjustments related to assets denominated in Canadian and New Zealand dollars from our recently acquired operations in those countries.

Our effective tax benefit rate for the three months ended March 31, 2001, was 38.5%, compared with an effective tax provision rate of 40.0% for the three months ended March 31, 2000. Before the nonroutine items, our estimated annual tax provision rate in 2001 is 41.0%. In 2000, our actual tax provision rate was 39.0%. The changes in our tax rates were due primarily to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

Primarily as a result of lower building products selling prices and higher energy and chemical costs in our paper products business, net income before nonroutine items for the first three months of 2001 decreased 82% from the first three months in 2000.

OFFICE PRODUCTS DISTRIBUTION
	Three Months Ended March 31
	_______________________________
	2001	2000
	___________	___________

Sales	$966.8 million	$941.6 million
Segment income	$41.2 million	$39.5 million

	(percentage of sales)

Gross profit	23.7%	24.5%
Operating expenses	19.5%	20.3%
Operating profit	4.3%	4.2%

Acquisitions and Divestitures. In April 2000, we completed a tender offer for the outstanding common stock of Boise Cascade Corporation (BCOP) owned by shareholders other than Boise Cascade Corporation. BCOP once again became a wholly owned subsidiary of Boise Cascade Corporation. The purchase price, including transaction costs and payments to shareholders and stock option holders, totaled $216.1 million. It was funded by short-term borrowings and by borrowings under our revolving credit agreement.

On September 28, 2000, BCOP sold its European operations to Guilbert S.A. of France for $335.3 million. After debt repayments of $17.2 million, we received $158.5 million in 2000 and a final payment, net of forward exchange contracts, of $159.6 million in early January 2001. Sales for the operations sold for the three months ended March 31, 2000, totaled $91.2 million.

BCOP also formed a joint venture with Guilbert to provide service for both companies' multinational customers. Through the joint venture, BCOP serves Guilbert customers in North America, Australia, and New Zealand, and Guilbert serves BCOP customers in Europe and the Middle East.

On October 6, 2000, BCOP acquired Blue Star Business Supplies Group of US Office Products (Blue Star), a distributor of office and educational supplies in Australia and New Zealand, for $114.7 million in cash and the recording of $13.2 million in estimated acquisition liabilities. The acquisition liabilities include $4.7 million for termination benefits to be paid to about 380 employees at acquired facilities and $3.9 million for closure costs at six acquired locations, primarily in Australia. Through March 31, 2001, there have been no significant charges against these reserves. Blue Star had sales of approximately $300 million for its fiscal year ended April 29, 2000.

Also on October 19, 2000, BCOP merged its majority-owned promotional products subsidiary, Boise Marketing Services, Inc. (BMSI), with American Identity, a division of IdentityNow. As a result of the merger, BCOP has approximately a 22% equity position in IdentityNow and accounts for the investment under the equity method of accounting. Sales for BMSI for the three months ended March 31, 2000, totaled $20.8 million.

On a pro forma basis, if our 2000 acquisitions and divestitures had occurred on January 1, 2000, sales for the first three months of 2000 would have decreased by $35.0 million, while net income and diluted earnings per share would not have materially changed.

The above unaudited pro forma financial information does not necessarily represent what would have occurred if the acquisitions and divestitures had taken place on the dates assumed.

Operating Results. Office Products continues to benefit from its strategy of sales growth by increasing sales in existing operations and completing acquisitions. Sales increased 3% for the three months ended March 31, 2001, compared with the same period in 2000. Same-location sales increased 7% for the same period. Total sales grew less than same-location sales because divestitures were not totally offset by acquisitions. Operating income for the three months ended March 31, 2001, increased slightly, compared with the same period in 2000, due to decreased operating expenses as a percent of sales partially offset by decreased gross profit margins. Gross profit margins and operating expenses as a percent of sales were lower in 2001 due to the sale of BCOP's European operations in the third quarter of 2000, our continued effort to reduce our cost structure, and the leveraging of our fixed costs over a higher sales base. BCOP's European operations had both higher gross profit margins and operating expenses as a percent of sales than its other operations.

BUILDING PRODUCTS
	Three Months Ended March 31
	_________________________________
	2001		2000
	_____________		_____________

Sales	$533.3	million	$640.1	million
Segment income (loss)	$(66.4	) million	$29.2	million
Segment income (loss) before nonroutine items	$(7.5	) million	$29.2	million

Sales Volumes
Plywood (1,000 sq. ft. 3/8" basis)	462,791		460,651
OSB (1,000 sq. ft. 3/8" basis) (a)	99,733		101,439
Lumber (1,000 board ft.)	93,242		124,564
LVL (100 cubic ft.)	15,400		15,811
I-joists (1,000 equivalent lineal ft.)	33,487		28,842
Particleboard (1,000 sq. ft. 3/4" basis)	47,953		47,214
Building materials distribution (millions of sales dollars)	$341		$401

Average Net Selling Prices (b)
Plywood (1,000 sq. ft. 3/8" basis)	$214		$244
OSB (1,000 sq. ft. 3/8" basis)	108		214
Lumber (1,000 board ft.)	425		530
LVL (100 cubic ft.)	1,526		1,550
I-joists (1,000 equivalent lineal ft.)	907		983
Particleboard (1,000 sq. ft. 3/4" basis)	253		299

(a)  Includes 100% of the sales of Voyageur Panel, of which we own 47%.

(b)  Gross invoice price less trade discounts and freight costs.

Nonroutine Items. In February 2001, we announced that we will permanently close in mid-2001 our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho. The closures are due to the steady decline in federal timber offered for sale. About 375 positions will be eliminated as a result of the closures. In first quarter 2001, we recorded a pretax charge of $54.0 million related to these closures. Sales for our Idaho operations for the three months ended March 31, 2001 and 2000, were $25.9 million and $31.0 million. Sales for the years ended December 31, 2000 and 1999, were $115.8 million and $138.6 million. Our operating loss for the three months ended March 31, 2001, was $1.1 million, while our operating income for the three months ended March 31, 2000, was $2.4 million. Operating income for the years ended December 31, 2000 and 1999, was $2.2 million and $15.4 million.

In addition, as a result of a decision to stop development of operations in Chile, we wrote off our investment in assets in that country with a pretax charge of $4.9 million. We recorded both of these charges in our building products segment and in "Other (income) expense, net" in the Statement of Income (Loss). Asset write-downs were for plant and equipment at the Idaho facilities and the write-off of our equity investment in and related receivables from a joint venture in Chile. Employee-related costs include pension curtailment costs arising from the shutdowns of the Idaho facilities and severance cost. Other exit costs include tear-down and environmental cleanup cost related to the Idaho facilities and reserves for contractual obligations with no future benefit. We estimate that about $14.5 million of these charges will require cash outlays in 2001. Cash requirements in 2002 and beyond are expected to total $23.1 million, with most of that occurring in 2002. These restructuring reserve liabilities are included in "Accrued liabilities, other" in the accompanying Balance Sheet.

Restructuring reserve liability account activity related to these 2001 charges is as follows:
	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	______	_________	______	_______
	(thousands)

2001 expense recorded	$21,300	$15,000	$22,600	$58,900
Assets written down	(21,300)	-	-	(21,300)
Pension liability recorded	-	(9,600)	-	(9,600)
	______	_________	______	_______
Restructuring reserve at March 31, 2001	$-	$5,400	$22,600	$28,000
	=======	=========	======	=======

Acquisitions. On June 30, 2000, we acquired Alliance Forest Products-Joists, Inc. (AllJoist). Formerly a subsidiary of Alliance Forest Products, Inc., AllJoist operates a wood I-joist manufacturing plant in St. Jacques, New Brunswick, Canada. The purchase price was $14.6 million in cash.

On a pro forma basis, if the AllJoist acquisition had occurred on January 1, 2000, sales for the first three months of 2000 would have increased by $4.8 million, while net income and diluted earnings per share would not have materially changed. This unaudited pro forma financial information does not necessarily represent what would have occurred if the acquisition had taken place on the dates assumed.

Operating Results Before Nonroutine Items. The decrease in sales for the three months ended March 31, 2001, compared with the same period in 2000, is the result of significantly weaker wood product prices. Average plywood, oriented strand board, and lumber prices were 12%, 50%, and 20% lower, respectively. Low product prices also had a negative impact on our building materials distribution sales, which declined 15%, compared with first quarter 2000. Reduced segment income in 2001, compared with 2000, was due to the lower selling prices. Costs were about flat period to period with favorable wood costs offsetting increased conversion and distribution costs.

PAPER AND PAPER PRODUCTS
	Three Months Ended March 31
	____________________________
	2001	2000
	___________	___________

Sales	$516.2 million	$520.6 million
Segment income	$24.7 million	$48.7 million

Sales Volumes
(thousands of short tons)
Uncoated free sheet	368	363
Containerboard	158	165
Newsprint	103	108
Other	35	39
	_____	_____
Total	664	675
	=====	=====
Average Net Selling Prices (a)
(per short ton)
Uncoated free sheet	$759	$770
Containerboard	390	370
Newsprint	511	408

(a)  Gross invoice price less trade discounts and freight cost.

Operating Results. The 1% decrease in sales for the three months ended March 31, 2001, compared with the same period in 2000, is the result of a 2% sales volume decrease. This was partially offset by a 3% weighted average paper price increase. During the quarter, we took approximately 35,000 tons of market- and maintenance-related curtailment, compared with 45,000 tons in 2000. Segment income decreased by 49%. This decline is due to increased costs. Unit costs increased 9% in the first quarter, compared with a year ago, primarily because of sharply higher energy and chemical costs. We expect the energy situation to remain volatile, which will continue to negatively impact our costs and could impact our ability to operate some facilities.

FINANCIAL CONDITION AND LIQUIDITY

Operating Activities. For the first three months of 2001, operations provided $48.8 million in cash compared with $115.7 million for the same period in 2000. For the three months ended March 31, 2001, net income items provided $78.7 million of cash, offset by $29.9 million of unfavorable changes in working capital items, primarily receivables and accounts payable and accrued liabilities. For the first three months of 2000, net income provided $120.4 million of cash, and unfavorable working capital items, primarily receivables, used $4.7 million. Our current ratio was 1.49:1 at March 31, 2001 and 2000, compared with 1.55:1 at December 31, 2000.

Investing Activities. Cash provided by investment was $83.0 million for the first three months of 2001. Cash used for investment was $59.9 million for the same period in 2000. Cash expenditures for property and equipment, timber and timberlands, and investments in equity affiliates totaled $69.0 million in 2001 and $66.9 million in 2000. In early January 2001, we received a final payment, net of forward exchange contracts, of $159.6 million for the note receivable from the sale of our European operations.

In 2001 we expect to spend $300 million to $325 million in capital expenditures, excluding acquisitions. These amounts include approximately $42 million for our environmental compliance program. We have begun construction of a new facility in Washington to manufacture wood-plastic composite building products. The total cost of this facility is expected to be $60 million to $65 million, with $46 million of the spending occurring in 2001.

We also expect to spend $25 million to $30 million in 2001 for a project in Brazil. We have formed a wholly owned subsidiary, Boise Cascade do Brasil, to build and operate a veneer and plywood mill in the city of Guaiba, Rio Grande do Sul, Brazil. The mill will use plantation eucalyptus to produce veneer that will be used primarily to make laminated veneer lumber at our plant in Alexandria, Louisiana. Boise Cascade do Brasil acquired about 35,000 acres of existing eucalyptus plantation land. We began construction in March 2001. Start-up of the plant is slated for first quarter 2002.

The balance of our capital spending will be for quality and efficiency projects, replacement, and modest purchases of timber and timberlands.

Financing Activities. Cash used for financing was $127.7 million for the first three months of 2001. Cash used for financing was $40.8 million for the first three months of 2000. Dividend payments totaled $8.6 million for the first three months of 2001 and 2000. In both years, our quarterly dividend was 15 cents per common share. The payment of dividends is dependent on the existence and amount of net worth in excess of the defined minimum under our revolving credit agreement.

Changes in short-term borrowings represent net changes in notes payable as we manage our cash flow needs. For the first three months of 2001, short-term borrowings, primarily notes payable, decreased $45.6 million compared with an increase of $6.0 million for the first three months of 2000. Additions to long-term debt for the three months ended March 31, 2001, included $14.6 million of bank debt for our Australian operations. Payments of long-term debt in this period included $80.0 million under our revolving credit agreement and repayment of $5.0 million of medium-term notes. Additions to long-term debt for the three months ended March 31, 2000, included $105.0 million of borrowings under our revolving credit agreement. Payments of long-term debt in this period included retirement of $100.0 million of 9.9% notes and $40.0 million under a BCOP revolving credit agreement.

At March 31, 2001 and 2000, we had $1.8 billion and $1.9 billion of debt outstanding. At December 31, 2000, we had $1.9 billion of debt outstanding. Our debt-to-equity ratio was 1.06:1 and 1.15:1 at March 31, 2001 and 2000. Our debt-to-equity ratio was 1.09:1 at December 31, 2000.

Our debt and debt-to-equity ratio include the guarantee by the company of the remaining $107.9 million of debt incurred by the trustee of our leveraged employee stock ownership plan. While that guarantee has a negative impact on our debt-to-equity ratio, it has virtually no effect on our cash coverage ratios or on other measures of our financial strength.

At March 31, 2001, we had $6.4 million of short-term borrowings outstanding. At March 31, 2000, we had $77.8 million of short-term borrowings outstanding. The maximum amount of short-term borrowings outstanding during the three months ended March 31, 2001 and 2000, was $125.0 million and $156.2 million. The average amount of short-term borrowings outstanding during the three months ended March 31, 2001 and 2000, was $61.0 million and $80.7 million. The average interest rate for these borrowings was 6.3% for 2001 and 6.2% for 2000.

We have a revolving credit agreement with 23 major banks that permits us to borrow as much as $600 million at variable interest rates based on the London Interbank Offered Rate (LIBOR). At March 31, 2001, the rate was 5.4%. When the agreement expires in June 2002, any amount outstanding will be due and payable. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. Under this agreement, the payment of dividends depends on the existence of and the amount of net worth in excess of the defined minimum. Our net worth at March 31, 2001, exceeded the defined minimum by $95.5 million. At March 31, 2001, there were $470.0 million of borrowings outstanding under this agreement.

In February 2001, we entered into two interest rate swaps with notional amounts of $50 million each and effective fixed interest rates of 5.4% and 5.6% with respect to $100 million of our revolving credit agreement borrowings. The swaps expire in February 2003 and February 2004.

Additional information about our credit agreements and debt is in Note 9 accompanying our financial statements.

At March 31, 2001, we had $430 million of unused borrowing capacity registered with the Securities and Exchange Commission (SEC) for additional debt securities.

In April 1998, BCOP registered $300 million of shelf capacity with the SEC. In May 1998, BCOP issued $150 million of 7.05% notes under this registration statement. The notes are due in May 2005. BCOP does not intend to use the remaining shelf capacity.

In July 2000, a registration statement filed with the SEC covering $300 million in universal shelf capacity became effective. Under this filing, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and/or purchase contracts.

Our cash requirements going forward will be funded through a combination of cash flows from operations, borrowings under our existing credit facilities, issuance of new debt or equity securities, and possible sale of assets.

We believe inflation has not had a material effect on our financial condition or results of operations; however, there can be no assurance that we will not be affected by inflation in the future. Our overall sales are not subject to significant seasonal variations.

OUTLOOK

The economic downturn and higher energy costs are affecting all of our businesses, but particularly building products and paper. We believe wood products markets have reached a cyclical low point and expect improvement during the spring building season, helped by lower interest rates. Our paper business should continue to post solid performance, although high energy costs will continue to hamper results in coming quarters. We expect sales in our office products business to decline seasonally in the second quarter, as they normally do, but to continue to grow at healthy rates for the year as a whole.

NEW ACCOUNTING STANDARDS

On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Adoption of this statement did not have a material impact on our results of operations or financial position.

TIMBER SUPPLY AND ENVIRONMENTAL ISSUES

For information on timber supply and environmental issues, see Part II, Item 1, Legal Proceedings, in this Form 10-Q and our 2000 Annual Report on Form 10-K, Exhibit 13.1, Financial Review.

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

Changes in interest and currency rates expose the company to financial market risk. Our debt is predominantly fixed-rate. We experience only modest changes in interest expense when market interest rates change. Most foreign currency transactions have been conducted in local currencies, limiting our exposure to changes in currency rates. Consequently, our market risk-sensitive instruments do not subject us to material market risk exposure. Changes in our debt and continued international expansion could increase these risks. To manage volatility relating to these exposures, we may enter into various derivative transactions, such as interest rate swaps, rate hedge agreements, and forward exchange contracts. We do not use derivative financial instruments for trading purposes.

At March 31, 2001, we had foreign exchange contracts that were purchased to mitigate exchange risk related to 185.9 million New Zealand dollar-denominated receivables. Exchange gains and losses on the forward exchange contracts partially offset exchange gains or losses on the receivables. These contracts mature in May 2001, had a notional amount in New Zealand dollars of 160.0 million, a weighted average contractual exchange rate of 0.414215, and a fair value of a negative $2.0 million at March 31, 2001, based on the spot rate on that date. Gains and losses on these contracts are recognized in income as they occur.

In February 2001, we entered into two interest rate swaps with notional amounts of $50 million each, maturing in February 2003 and February 2004. The swaps hedge the variable cash flow risk from the variable interest payments on $100 million of our current and anticipated future revolving credit agreements. The effective fixed interest rates resulting from the swaps are 5.4% and 5.6%. The fair value of these swaps, net of taxes, is recorded in "Accumulated other comprehensive income (loss)" and then reclassified to interest expense as interest expense is recognized on the revolving credit agreement. There is no ineffectiveness related to these hedges.

We are exposed to modest credit-related risks in the event of nonperformance by counterparties to our forward exchange contracts and interest rate swaps; however, we do not expect the counterparties, who are all major financial institutions, to fail to meet their obligations.

PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

In March 2000, the Environmental Protection Agency (EPA) issued the company a Notice of Violation (NOV) alleging violations of the Clear Air Act at seven plywood plants and one particleboard plant for the period 1979 through 1998. In March 2001, the EPA issued a second Notice of Violation, supplementing the original notice. No civil or criminal actions have been filed with regard to these allegations. The NOV, however, sets forth the EPA's authority to seek, among other things, penalties of up to $27,500 per day for each violation. We believe federal statutes of limitation would limit any penalties assessed to a five-year period. We are negotiating with the EPA to resolve these allegations. The company has had several meetings and exchanged correspondence regarding a resolution of the issues raised by the NOVs. Settlements by other companies in the wood products industry that have received similar NOVs have involved the payment of penalties and agreements to install emission control equipment and undertake supplemental environmental projects. The effect of this NOV on our results of operations or financial position is unknown at this time.

Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2000, for information concerning other legal proceedings.

ITEM 2.	CHANGES IN SECURITIES
None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual shareholders meeting on April 19, 2001. A total of 61,989,988 shares of common and preferred stock were outstanding and entitled to vote at the meeting. Of the total outstanding, 55,660,895 shares were represented at the meeting.

Shareholders cast votes for election of the following directors whose terms expire in 2004:
	In Favor	Withheld	Not Voted
	___________	____________	____________

Phillip J. Carroll	44,486,133	11,174,762	-
Claire S. Farley	53,435,605	2,225,290	-
Rakesh Gangwal	53,409,622	2,251,273	-
Gary G. Michael	53,450,110	2,210,785	-
A. William Reynolds	53,390,682	2,270,213	-

Continuing in office are Richard R. Goodmanson, Edward E. Hagenlocker, George J. Harad, Donald S. Macdonald, and Jane E. Shaw, whose terms expire in 2003, and Francesca Ruiz de Luzuriaga, Frank A. Shrontz, Carolyn M. Ticknor, and Ward W. Woods, Jr., whose terms expire in 2002.

The shareholders ratified the appointment of Arthur Andersen LLP as our independent auditor for the year 2001 with 54,707,729 votes cast for, 701,149 against, and 252,017 abstained.

The shareholders approved an amendment to our Key Executive Stock Option Plan. The amendment increases the number of shares available under the plan by 3,400,000 shares. The shareholders cast 42,850,306 votes for, 8,283,915 against, 593,440 abstained, and 3,933,234 not voted.

The shareholders approved the adoption of the Key Executive Performance Unit Plan so that Boise Cascade will be entitled to deduct, as compensation expense, amounts paid to executives under this plan. The shareholders cast 53,035,338 votes for, 2,066,794 against, and 558,763 abstained.

The shareholders voted for a shareholder proposal asking the Board of Directors to take the necessary steps to declassify our board of directors. The shareholders cast 28,986,307 votes for, 22,069,812 against, 671,542 abstained, and 3,933,234 not voted. This vote was of an advisory nature. Actual declassification of the board would require a formal amendment to our Certificate of Incorporation. Such an amendment would need to be approved by 80% of the outstanding shares entitled to vote.

On April 7, 2001, Dr. John Osborn withdrew his shareholder proposal to separate the position of chairman of the board and chief executive officer.

ITEM 5.	OTHER INFORMATION

On May 1, 2001, we established a systematic procedure for the company to repurchase shares of its common stock from shareholders who own a small number of shares. We intend for this plan to comply with the requirements of SEC Rule 10b5-1. Shareholders who own less than 100 shares can have their shares repurchased by the company on the 10th of each month (or the next trading day). The shares repurchased are retired and restored to the status of authorized but unissued shares.

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

BOISE CASCADE CORPORATION
/s/ Thomas E. Carlile _________________________________ Thomas E. Carlile Vice President and Controller (As Duly Authorized Officer and Chief Accounting Officer)
Date: May 11, 2001

BOISE CASCADE CORPORATION
INDEX TO EXHIBITS
Filed With the Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2001
Number	Description	Page Number
____________	______________________________________________	____________
11	Computation of Per Share Earnings	25
12.1	Ratio of Earnings to Fixed Charges	26
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements	27