Form 10-Q
period 2001-06-30
BOISE CASCADE CORP
filed 2001-08-10
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of July 31, 2001 57,822,557

PART I - FINANCIAL INFORMATION
BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF INCOME (LOSS)
(thousands, except per share data)

ITEM 1.	FINANCIAL STATEMENTS
	Three Months Ended June 30
	_______________________
	2001	2000
	_________	_________
	(unaudited)
Revenues
Sales	$1,889,783	$1,974,875
	_________	_________
Costs and expenses
Materials, labor, and other operating expenses	1,511,723	1,572,646
Depreciation, amortization, and cost of company timber harvested	74,753	76,966
Selling and distribution expenses	202,108	202,613
General and administrative expenses	32,311	32,090
Other (income) expense, net	1,395	2,231
	_________	_________
	1,822,290	1,886,546
	_________	_________
Equity in net income (loss) of affiliates	(2,059)	1,715
	_________	_________
Income from operations	65,434	90,044
	_________	_________

Interest expense	(32,494)	(37,750)
Interest income	747	551
Foreign exchange gain (loss)	295	(238)
	_________	_________
	(31,452)	(37,437)
	_________	_________
Income before income taxes and minority interest	33,982	52,607
Income tax provision	(14,392)	(21,666)
	_________	_________
Income before minority interest	19,590	30,941
Minority interest, net of income tax	89	66
	_________	_________
Net income	$19,679	$31,007
	=========	=========

Net income per common share

Basic	$0.29	$0.49
	=========	=========
Diluted	$0.28	$0.46
	=========	=========

The accompanying notes are an integral part of these Financial Statements.

PART I - FINANCIAL INFORMATION
BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF INCOME (LOSS)
(thousands, except per share data)

(Continued)

	Six Months Ended June 30
	_______________________
	2001	2000
	_________	_________
	(unaudited)
Revenues
Sales	$3,791,039	$3,970,768
	_________	_________
Costs and expenses
Materials, labor, and other operating expenses	3,051,321	3,154,015
Depreciation, amortization, and cost of company timber harvested	148,121	150,682
Selling and distribution expenses	408,311	403,299
General and administrative expenses	61,989	61,126
Other (income) expense, net	73,714	7,385
	_________	_________
	3,743,456	3,776,507
	_________	_________
Equity in net income (loss) of affiliates	(4,023)	4,036
	_________	_________
Income from operations	43,560	198,297
	_________	_________

Interest expense	(66,286)	(74,435)
Interest income	1,167	1,055
Foreign exchange loss	(2,324)	(464)
	_________	_________
	(67,443)	(73,844)
	_________	_________
Income (loss) before income taxes and minority interest	(23,883)	124,453
Income tax (provision) benefit	7,867	(50,404)
	_________	_________
Income (loss) before minority interest	(16,016)	74,049
Minority interest, net of income tax	195	(3,478)
	_________	_________
Net income (loss)	$(15,821)	$70,571
	=========	=========

Net income (loss) per common share

Basic	$(0.39)	$1.12
	=========	=========
Diluted	$(0.39)	$1.06
	=========	=========

The accompanying notes are an integral part of these Financial Statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(thousands)

ASSETS
	June 30		December 31
	_________________________		___________
	2001	2000	2000
	_________	___________	___________
	(unaudited)
Current
Cash and cash equivalents	$68,927	$64,000	$62,820
Receivables, less allowances
of $9,814, $11,217, and $7,607	516,261	634,576	671,793
Inventories	667,964	669,329	747,829
Deferred income tax benefits	75,303	54,908	50,924
Other	47,264	48,412	43,955
	__________	___________	___________
	1,375,719	1,471,225	1,577,321
	__________	___________	___________
Property
Property and equipment
Land and land improvements	70,479	73,421	70,551
Buildings and improvements	659,693	636,378	648,256
Machinery and equipment	4,507,571	4,370,729	4,447,628
	__________	___________	___________
	5,237,743	5,080,528	5,166,435
Accumulated depreciation	(2,663,080)	(2,526,445)	(2,584,784)
	__________	___________	___________
	2,574,663	2,554,083	2,581,651
Timber, timberlands, and timber deposits	294,842	293,687	291,132
	__________	___________	___________
	2,869,505	2,847,770	2,872,783
	__________	___________	___________
Goodwill, net of amortization
of $55,297, $60,107, and $49,053	403,042	566,318	403,331
Investments in equity affiliates	121,156	42,697	134,757
Other assets	274,700	232,028	278,731
	__________	___________	___________
Total assets	$5,044,122	$5,160,038	$5,266,923
	==========	===========	===========

The accompanying notes are an integral part of these Financial Statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY
	June 30		December 31
	_______________________		___________
	2001	2000	2000
	_________	_________	___________
	(unaudited)
Current
Short-term borrowings	$49,400	$90,791	$52,000
Current portion of long-term debt	526,096	87,757	41,314
Income taxes payable	16,536	2,058	15,884
Accounts payable	569,285	607,103	596,882
Accrued liabilities
Compensation and benefits	149,109	135,185	150,138
Interest payable	24,668	26,797	27,802
Other	154,541	117,728	130,374
	_________	_________	___________
	1,489,635	1,067,419	1,014,394
	_________	_________	___________
Debt
Long-term debt, less current portion	1,053,978	1,727,584	1,714,776
Guarantee of ESOP debt	99,415	125,523	107,911
	_________	_________	___________
	1,153,393	1,853,107	1,822,687
	_________	_________	___________
Other
Deferred income taxes	381,557	326,500	383,646
Other long-term liabilities	291,780	236,283	279,755
	_________	_________	___________
	673,337	562,783	663,401
	_________	_________	___________
Minority interest	-	9,540	9,469
	_________	_________	___________
Shareholders' equity
Preferred stock -- no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 4,569,843; 4,815,003; and 4,688,030 shares outstanding	205,643	216,675	210,961
Deferred ESOP benefit	(99,415)	(125,523)	(107,911)
Common stock -- $2.50 par value; 200,000,000 shares authorized; 57,550,571; 57,330,829; and 57,337,158 shares outstanding	143,876	143,327	143,343
Additional paid-in capital	460,774	454,526	454,849
Retained earnings	1,040,308	994,881	1,074,228
Accumulated other comprehensive income (loss)	(23,429)	(16,697)	(18,498)
	_________	_________	___________
Total shareholders' equity	1,727,757	1,667,189	1,756,972
	_________	_________	___________
Total liabilities and shareholders' equity	$5,044,122	$5,160,038	$5,266,923
	=========	=========	===========

The accompanying notes are an integral part of these Financial Statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(thousands)
	Six Months Ended June 30
	__________________________
	2001	2000
	___________	___________
	(unaudited)

Cash provided by (used for) operations
Net income (loss)	$(15,821)	$70,571
Items in income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	4,023	(4,036)
Depreciation, amortization, and cost of company timber harvested	148,121	150,682
Deferred income tax provision (benefit)	(23,098)	18,136
Minority interest, net of income tax	(195)	3,478
Restructuring activities	58,929	-
Other	13,195	464
Receivables	(13,427)	29,033
Inventories	78,073	37,997
Accounts payable and accrued liabilities	(23,454)	20,221
Current and deferred income taxes	1,550	(18,209)
Other	(969)	(9,710)
	___________	___________
Cash provided by operations	226,927	298,627
	___________	___________
Cash provided by (used for) investment
Expenditures for property and equipment	(132,605)	(140,778)
Expenditures for timber and timberlands	(8,957)	(7,414)
Investments in equity affiliates, net	(500)	(1,290)
Purchase of minority interest	-	(216,087)
Purchase of facilities	(4,655)	(14,754)
Sale of operating assets	160,984	-
Other	(30,213)	(26,154)
	___________	___________
Cash used for investment	(15,946)	(406,477)
	___________	___________
Cash provided by (used for) financing
Cash dividends paid
Common stock	(17,209)	(17,157)
Preferred stock	(7,683)	(8,139)
	___________	___________
	(24,892)	(25,296)

Short-term borrowings	(2,600)	18,991
Additions to long-term debt	14,559	215,409
Payments of long-term debt	(191,299)	(102,518)
Other	(642)	(1,671)
	___________	___________
Cash provided by (used for) financing	(204,874)	104,915
	___________	___________

Increase (decrease) in cash and cash equivalents	6,107	(2,935)
Balance at beginning of the year	62,820	66,935
	___________	___________
Balance at June 30	$68,927	$64,000
	===========	===========

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

The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included. Net income (loss) for the three and six months ended June 30, 2001 and 2000, necessarily involved estimates and accruals. Actual results may vary from those estimates. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2)

OTHER (INCOME) EXPENSE, NET. "Other (income) expense, net" includes gains and losses on the sale and disposition of property and other miscellaneous income and expense items. In first quarter 2001, our corporate and other segment recorded a $10.9 million pretax, noncash charge to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers. These workers participate in a multiemployer trust which is converting to a single employer trust. The components of "Other (income) expense, net" in our Statements of Income (Loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	_________________		_________________
	2001	2000	2001	2000
	_______	_______	_______	_______
	(thousands)

Receivable securitization (Note 5)	$2,478	$1,657	$4,964	$3,233
Restructuring activities (Note 13)	-	-	58,929	-
Postretirement benefits	-	-	10,871	-
Other, net	(1,083)	574	(1,050)	4,152
	_______	_______	_______	_______
	$1,395	$2,231	$73,714	$7,385
	=======	=======	=======	=======

(3)

NET INCOME (LOSS) PER COMMON SHARE. Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by applicable shares outstanding. For the six months ended June 30, 2001, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss were the same.

	Three Months Ended June 30		Six Months Ended June 30
	_________________		_________________
	2001	2000	2001	2000
	_______	_______	_______	_______
	(thousands)

BASIC

Net income (loss) as reported	$19,679	$31,007	$(15,821)	$70,571
Preferred dividends (a)	(3,204)	(3,206)	(6,466)	(6,582)
	_______	_______	_______	_______
Basic income (loss)	$16,475	$27,801	$(22,287)	$63,989
	=======	=======	=======	=======

	Three Months Ended June 30		Six Months Ended June 30
	_________________		_________________
	2001	2000	2001	2000
	_______	_______	_______	_______
	(thousands)

Average shares used to determine basic income (loss) per common share	57,484	57,275	57,419	57,244
	=======	=======	=======	=======

DILUTED

Basic income (loss)	$16,475	$27,801	$(22,287)	$63,989
Preferred dividends eliminated	3,204	3,206	-	6,582
Supplemental ESOP contribution	(2,658)	(2,741)	-	(5,627)
	_______	_______	_______	_______

Diluted income (loss) (b)	$17,021	$28,266	$(22,287)	$64,944
	=======	=======	=======	=======
Average shares used to determine basic
income (loss) per common share	57,484	57,275	57,419	57,244
Stock options and other	537	230	-	272
Series D Convertible Preferred Stock	3,688	3,896	-	3,934
	_______	_______	_______	_______
Average shares used to determine diluted income (loss) per common share (b)	61,709	61,401	57,419	61,450
	=======	=======	=======	=======

(a)	The dividend attributable to our Series D Convertible Preferred Stock held by our ESOP (employee stock ownership plan) is net of a tax benefit.

(b)

Adjustments reducing the net loss to arrive at diluted loss totaling $1,102 for the six months ended June 30, 2001, were excluded because the calculation of diluted loss per share was antidilutive. Also, for the six months ended June 30, 2001, potentially dilutive common shares of 4,204 were excluded from average shares because they were antidilutive.

(4)	COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) for the periods include the following:

	Three Months Ended June 30		Six Months Ended June 30
	_________________		_______________
	2001	2000	2001	2000
	_______	_______	_______	_______
	(thousands)

Net income (loss)	$19,679	$31,007	$(15,821)	$70,571
Other comprehensive income (loss)
Cumulative foreign currency translation adjustment, net of income taxes	2,972	(1,112)	(4,021)	(4,784)
Cash flow hedges, net of income taxes	(21)	-	(910)	-
	_______	_______	_______	_______
Comprehensive income (loss), net of income taxes	$22,630	$29,895	$(20,752)	$65,787
	=======	=======	=======	=======

For the three and six months ended June 30, 2001, reclassifications to earnings from the cash flow hedges were not material.
(5)

RECEIVABLES. We have sold fractional ownership interests in a defined pool of trade accounts receivable. At both June 30, 2001 and December 31, 2000, $200 million of sold accounts receivable were excluded from receivables in the accompanying Balance Sheets. Also at June 30, 2000, $150 million of sold accounts receivable were excluded from the accompanying Balance Sheets, compared with the December 31, 1999, balance of $100 million. The portion of fractional ownership interest retained by us is included in accounts receivable in the Balance Sheets. The increase in sold accounts receivable of $50 million over the amount at December 31, 1999, provided cash for operations for the six months ended June 30, 2000. This program consists of a revolving sale of receivables committed to by the purchasers for 364 days and is subject to renewal. Receivable securitization costs related to the program are included in "Other (income) expense, net" in the Statements of Income (Loss). Under the accounts receivable sale agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables, and the historical performance of the receivables we sell.

(6)

DEFERRED SOFTWARE COSTS. We defer software costs that benefit future years. These costs are amortized on the straight-line method over the expected life of the software. "Other assets" in the Balance Sheets includes deferred software costs of $65.6 million, $51.7 million, and $59.7 million at June 30, 2001 and 2000, and December 31, 2000. Amortization of deferred software costs totaled $4.8 million and $9.4 million for the three and six months ended June 30, 2001, and $3.8 million and $7.2 million for the three and six months ended June 30, 2000.

(7)	INVENTORIES. Inventories include the following:

	June 30		December 31
	_______________________		___________
	2001	2000	2000
	________	________	___________
	(thousands)

Finished goods and work in process	$567,931	$544,948	$583,030
Logs	27,547	43,516	87,176
Other raw materials and supplies	136,834	144,912	141,888
LIFO reserve	(64,348)	(64,047)	(64,265)
	________	________	___________
	$667,964	$669,329	$747,829
	========	========	===========

(8)

INCOME TAXES. Our effective tax benefit rate for the six months ended June 30, 2001, was 32.9%, compared with an effective tax provision rate of 40.5% for the six months ended June 30, 2000. Before nonroutine items, our estimated annual tax provision rate in 2001 is 42.0%. Our effective tax provision rates were 42.4% and 41.2% for the three months ended June 30, 2001 and 2000. In 2000, our actual tax provision rate was 39.0%. The changes in our tax rates were due primarily to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

For the three and six months ended June 30, 2001, we paid income taxes, net of refunds received, of $2.5 million and $10.6 million. We paid $31.1 million and $43.2 million for the same periods in 2000.

(9)

DEBT. We have a revolving credit agreement with 23 major banks that permits us to borrow as much as $600 million at variable interest rates based on the London Interbank Offered Rate (LIBOR). At June 30, 2001, the rate was 4.4%. When the agreement expires in June 2002, any amount outstanding will be due and payable. We intend to negotiate a new revolving credit agreement prior to that date. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. Under this agreement, the payment of dividends depends on the existence of and the amount of net worth in excess of the defined minimum. Our net worth at June 30, 2001, exceeded the defined minimum by $101.6 million. At June 30, 2001, the $390.0 million of borrowings outstanding under this agreement were classified in current portion of long-term debt.

In February 2001, we entered into two interest rate swaps with notional amounts of $50 million each and effective fixed interest rates of 5.4% and 5.6% with respect to $100 million of our revolving credit agreement borrowings. The swaps expire in February 2003 and February 2004.

Also at June 30, 2001, we had $49.4 million of short-term borrowings outstanding. At June 30, 2000, we had $90.8 million of short-term borrowings outstanding. The maximum amounts of combined short-term borrowings outstanding during the six months ended June 30, 2001 and 2000, were $125.0 million and $160.5 million. The average amounts of short-term borrowings outstanding during the six months ended June 30, 2001 and 2000, were $45.6 million and $88.8 million. The average interest rates for these borrowings were 5.7% for 2001 and 6.5% for 2000.

At June 30, 2001, we had $430 million of unused borrowing capacity registered with the SEC for additional debt securities. In addition, in July 2000, a registration statement filed with the SEC covering $300 million in universal shelf capacity became effective. Under this filing, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and/or purchase contracts.

In March 2000, we retired $100 million of 9.9% notes. Our $125.0 million, 9.85% notes mature in June 2002 and are classified in current portion of long-term debt at June 30, 2001.

Cash payments for interest, net of interest capitalized, were $36.2 million and $69.4 million for the three and six months ended June 30, 2001, and $39.1 million and $77.2 million for the three and six months ended June 30, 2000.

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

On September 28, 2000, BCOP sold its European operations to Guilbert S.A. of France for $335.3 million. After debt repayments of $17.2 million, we received $158.5 million in 2000 and a final payment, net of forward exchange contracts, of $159.6 million in early January 2001. Sales for the operations sold for the six months ended June 30, 2000, totaled $169.2 million.

BCOP also formed a joint venture with Guilbert to provide service for both companies' multinational customers. Through the joint venture, BCOP is able to serve Guilbert customers in North America, Australia, and New Zealand, and Guilbert is able to serve BCOP customers in Europe and the Middle East.

On October 6, 2000, BCOP acquired Blue Star Business Supplies Group of US Office Products (Blue Star), a distributor of office and educational supplies in Australia and New Zealand, for $114.7 million in cash and the recording of $13.2 million in estimated acquisition liabilities. The acquisition liabilities included $4.7 million for termination benefits to be paid to about 380 employees at acquired facilities and $3.9 million for closure costs at six acquired locations, primarily in Australia. Charges against this acquisition liability to date totaled $4.3 million. We are still evaluating our business plan for this acquisition and may realign other acquired operations, resulting in the recording of additional acquisition liabilities. We will complete this evaluation in third quarter 2001. Blue Star had sales of approximately $152.0 million for the six months ended June 30, 2000.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocation may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments were not, and are not expected to be significant to our results of operations or financial position. The excess of the purchase price over the estimated fair value of the tangible and intangible net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired business is included in our operations following the date of acquisition.

On October 19, 2000, BCOP merged its majority-owned promotional products subsidiary, Boise Marketing Services, Inc. (BMSI), with American Identity, a division of IdentityNow. We also contributed $6.0 million in cash to this joint venture. As a result of the merger, BCOP has approximately a 29% equity position in IdentityNow and accounts for the investment under the equity method of accounting. Sales for BMSI for the six months ended June 30, 2000, totaled $42.6 million.

On a pro forma basis, if our 2000 acquisition and divestitures had occurred on January 1, 2000, sales for the first six months of 2000 would have decreased by $57.8 million, while net income and diluted earnings per share would not have materially changed. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transactions had taken place on the dates assumed.

(11)

BUILDING PRODUCTS ACQUISITION. On June 30, 2000, we acquired Alliance Forest Products-Joists, Inc. (AllJoist). Formerly a subsidiary of Alliance Forest Products, Inc., AllJoist operates a wood I-joist manufacturing plant in St. Jacques, New Brunswick, Canada. The purchase price was $14.6 million in cash.

This acquisition was accounted for under the purchase method of accounting.  Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The initial purchase price allocations may be adjusted within one year of the date of purchase for changes in estimates of the fair values of assets and liabilities. Such adjustments were not significant to our results of operations or financial position. The excess of the purchase price over the estimated fair value of the net assets acquired was recorded as goodwill and is being amortized over 40 years. The results of operations of the acquired business is included in our operations following the date of acquisition.

On a pro forma basis, if the AllJoist acquisition had occurred on January 1, 2000, sales for the first six months of 2000 would have increased by $11.5 million, while net income and diluted earnings per share would not have materially changed. This unaudited pro forma financial information does not necessarily represent what would have occurred if the acquisition had taken place on the date assumed.

(12)

FINANCIAL INSTRUMENTS. On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Adoption of this statement did not have a material impact on our results of operations or financial position.

At June 30, 2001, we had foreign exchange contracts that were purchased to mitigate exchange risk related to 186.7 million New Zealand dollar-denominated receivables. Exchange gains and losses on the forward exchange contracts partially offset exchange gains or losses on the receivables. These contracts mature in August 2001, had a notional amount in New Zealand dollars of 160.0 million, a weighted average contractual exchange rate of 0.419488, and a fair value of a positive $2.3 million at June 30, 2001, based on the spot rate on that date. Gains and losses on these contracts are recognized in income as they occur.

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

We are exposed to modest credit-related risks in the event of nonperformance by counterparties to these forward exchange contracts and interest rate swaps; however, we do not expect the counterparties, who are all major financial institutions, to fail to meet their obligations.

(13)

RESTRUCTURING ACTIVITIES. In February 2001, we announced the permanent closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the steady decline in federal timber offered for sale. We completed these closures in the second quarter, and 373 positions were eliminated. Related to these closures, in first quarter 2001, we recorded a pretax charge of $54.0 million. Sales for our Idaho operations for the six months ended June 30, 2001 and 2000, were $52.2 million and $61.0 million. Sales for the years ended December 31, 2000 and 1999, were $115.8 million and $138.6 million. Our operating loss for the six months ended June 30, 2001, was $5.4 million, while our operating income for the six months ended June 30, 2000, was $2.5 million. Operating income for the years ended December 31, 2000 and 1999, was $2.2 million and $15.4 million.

In addition, as a result of a decision to stop development of operations in Chile, in first quarter 2001, we wrote off our investment in assets in that country with a pretax charge of $4.9 million. We recorded both of these charges in our building products segment and in "Other (income) expense, net" in the Statement of Income (Loss) for the six months ended June 30, 2001.

Restructuring reserve liability account activity related to these 2001 charges is as follows:

	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	_______	_________	_______	_______
	(thousands)

2001 expense recorded	$21,300	$15,000	$22,600	$58,900
Assets written down	(21,300)	-	-	(21,300)
Pension liability recorded	-	(9,600)	-	(9,600)
Charges against the reserve	-	(3,100)	(4,600)	(7,700)
	_______	_________	_______	_______
Restructuring reserve at June 30, 2001	$-	$2,300	$18,000	$20,300
	=======	=========	=======	=======

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

In 1998, we recorded restructuring charges totaling $118.9 million related to the closure of two wood products facilities and companywide cost-reduction and restructuring initiatives. This restructuring is complete, with the exception of a few ongoing severance payments and cleanup costs. Remaining reserves included in "Accrued liabilities, other" at June 30, 2001, totaled $3.2 million, compared with $6.8 million at June 30, 2000, and $3.9 million at December 31, 2000.

(14)

RECLASSIFICATIONS. In September 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board issued a consensus on Issue 00-10, Accounting for Shipping and Handling Fees and Costs. This consensus, which became effective and was adopted by us in fourth quarter 2000, requires that amounts billed to customers for shipping be included as a revenue and that amounts paid by us for shipping be included as a cost. To comply with this consensus, reclassifications were made to increase both "Sales" and "Materials, labor, and other operating expenses" by $48.6 million and $98.2 million for the three and six months ended June 30, 2000.

(15)

NEW ACCOUNTING STANDARDS. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The provisions of Statement No. 141 became effective July 1, 2001. The provisions of Statement No. 142 will become effective on January 1, 2002. Because of the recent issuance dates of these standards, we are still evaluating their impact on our results of operations and financial position. Our preliminary assessment indicates that Statement No. 141 will have little impact on us. Our recent acquisitions have been accounted for on the purchase method of accounting, which is continued in the new standard. Statement No. 142 requires us to annually assess our acquired goodwill for impairment. We will complete that initial assessment in accordance with the provisions of the standard. We will also stop amortization of goodwill effective January 1, 2002. Through June 30, 2001, amortization of goodwill that will no longer be required to be amortized totaled $5.5 million, pretax, or 8 cents per diluted share.

(16)

SEGMENT INFORMATION. There are no differences from our last annual report in our basis of segmentation or in our basis of measurement of segment profit or loss. An analysis of our operations by segment is as follows:

				Income
				(Loss)
				Before
	Sales (a)			Taxes and
	______________________________________			Minority
	Trade	Intersegment	Total	Interest (b)
	____________	___________	____________	____________
	(thousands)

Three Months Ended June 30, 2001
Office products	$864,089	$586	$864,675	$28,622
Building products	663,461	7,311	670,772	24,439
Paper and paper products	356,447	109,549	465,996	24,517
Corporate and other	5,786	12,570	18,356	(11,102)
	____________	___________	____________	____________
Total	1,889,783	130,016	2,019,799	66,476
Intersegment eliminations	-	(130,016)	(130,016)	-
Interest expense	-	-	-	(32,494)
	____________	___________	____________	____________
Consolidated totals	$1,889,783	$-	$1,889,783	$33,982
	============	===========	============	============

Three Months Ended June 30, 2000
Office products	$898,024	$605	$898,629	$26,808
Building products	658,237	8,233	666,470	14,181
Paper and paper products	411,258	113,015	524,273	60,149
Corporate and other	7,356	11,767	19,123	(10,781)
	____________	___________	____________	____________
Total	1,974,875	133,620	2,108,495	90,357
Intersegment eliminations	-	(133,620)	(133,620)	-
Interest expense	-	-	-	(37,750)
	____________	___________	____________	____________
Consolidated totals	$1,974,875	$-	$1,974,875	$52,607
	============	===========	============	============

(a)	Reclassifications were made to the 2000 sales to comply with the Emerging Issues Task Force consensus on Issue 00-10 (see Note 14).
(b)	Interest income has been allocated to our segments in the amounts of $747,000 and $551,000 for the three months ended June 30, 2001 and 2000.
				Income
				(Loss)
				Before
	Sales (a)			Taxes and
	______________________________________			Minority
	Trade	Intersegment	Total	Interest (b)
	____________	___________	____________	____________
	(thousands)

Six Months Ended June 30, 2001
Office products	$1,830,295	$1,216	$1,831,511	$69,841
Building products	1,189,321	14,704	1,204,025	(41,986	) (c)
Paper and paper products	759,700	222,540	982,240	49,193
Corporate and other	11,723	25,287	37,010	(34,645	) (d)
	____________	___________	____________	____________
Total	3,791,039	263,747	4,054,786	42,403
Intersegment eliminations	-	(263,747)	(263,747)	-
Interest expense	-	-	-	(66,286)
	____________	___________	____________	____________
Consolidated totals	$3,791,039	$-	$3,791,039	$(23,883)
	============	===========	============	============

Six Months Ended June 30, 2000
Office products	$1,838,971	$1,278	$1,840,249	$66,278
Building products	1,289,935	16,610	1,306,545	43,366
Paper and paper products	827,273	217,603	1,044,876	108,832
Corporate and other	14,589	22,463	37,052	(19,588)
	____________	___________	____________	____________
Total	3,970,768	257,954	4,228,722	198,888
Intersegment eliminations	-	(257,954)	(257,954)	-
Interest expense	-	-	-	(74,435)
	____________	___________	____________	____________
Consolidated totals	$3,970,768	$-	$3,970,768	$124,453
	============	===========	============	============

(a)	Reclassifications were made to the 2000 sales to comply with the Emerging Issues Task Force consensus on Issue 00-10 (see Note 14).
(b)	Interest income has been allocated to our segments in the amounts of $1,167,000 and $1,055,000 for the six months ended June 30, 2001 and 2000.
(c)	Includes a $58.9 million pretax charge related to the closure of two mills in Idaho and a write-off of our investment in assets in Chile (see Note 13).
(d)	Includes $10.9 million pretax, noncash charge to accrue for a one-time liability related to postretirement benefits (see Note 2).
(17)

LITIGATION AND LEGAL MATTERS. In March 2000, the Environmental Protection Agency (EPA) issued the company a Notice of Violation (NOV) alleging violations of the Clear Air Act at seven plywood plants and one particleboard plant for the period 1979 through 1998. In March 2001, the EPA issued a second Notice of Violation, supplementing the original notice. No civil or criminal actions have been filed with regard to these allegations. The NOV, however, sets forth the EPA's authority to seek, among other things, penalties of up to $27,500 per day for each violation. We believe federal statutes of limitation would limit any penalties assessed to a five-year period. We are negotiating with the EPA to resolve these allegations. The company has had several meetings and exchanged correspondence regarding a resolution of the issues raised by the NOVs. Settlements by other companies in the wood products industry that have received similar NOVs have involved the payment of penalties and agreements to install emission control equipment and undertake supplemental environmental projects. The effect of this NOV on our results of operations or financial position is unknown at this time.

We are involved in other litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under these pending litigation or administrative proceedings would not materially affect our results of operations or financial position.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	__________________________		__________________________
	2001	2000	2001	2000
	___________	___________	___________	___________

Sales	$1.9 billion	$2.0 billion	$3.8 billion	$4.0 billion
Net income (loss)	$19.7 million	$31.0 million	$(15.8) million	$70.6 million
Net income (loss) per basic share	$0.29	$0.49	$(0.39)	$1.12
Net income (loss) per diluted share	$0.28	$0.46	$(0.39)	$1.06
Net income before nonroutine items	$19.7 million	$31.0 million	$26.8 million	$70.6 million
Net income per basic share before
nonroutine items	$0.29	$0.49	$0.36	$1.12
Net income per diluted share before
nonroutine items	$0.28	$0.46	$0.35	$1.06

	(percentage of sales)

Materials, labor, and other operating
expenses	80.0%	79.6%	80.5%	79.4%
Selling and distribution expenses	10.7%	10.3%	10.8%	10.2%
General and administrative expenses	1.7%	1.6%	1.6%	1.5%

Nonroutine Items. In February 2001, we announced the permanent closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho. We completed these closures in the second quarter. Related to these closures, in first quarter 2001, we recorded a pretax charge of $54.0 million. In addition, as a result of a decision to stop development of operations in Chile, in first quarter 2001, we wrote off our investment in assets in that country with a pretax charge of $4.9 million. We recorded both of these charges in our building products segment and in "Other (income) expense, net" in the Statement of Income (Loss) for the six months ended June 30, 2001. Additional information on these charges is in the results of operations for building products.

In first quarter 2001, our corporate and other segment recorded a $10.9 million pretax, noncash charge to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers. These workers participate in a multiemployer trust which is converting to a single employer trust. This charge was recorded in "Other (income) expense, net" in the Statement of Income (Loss).

The net impact of the nonroutine items in 2001 decreased net income $42.6 million and basic and diluted income per share 75 cents and 74 cents, respectively, for the six months ended June 30, 2001.

Overview. The sales decrease between the three months ended June 30, 2001, and the same period in 2000, was a result of an 11% decrease in paper and paper product sales and a 4% decrease in office products sales, offset by a 1% increase in building product sales. The sales decrease between the six months ended June 30, 2001, and the same period in 2000, was a result of an 8% decrease in building product sales and a 6% decrease in paper and paper product sales, with office products sales decreasing less than 1%. See the discussion of the results of operations by segment for additional detail.

Materials, labor, and other operating expenses increased as a percent of sales for the three and six months ended June 30, 2001, because of higher energy and chemical costs in paper and paper products and overall lower sales. Selling and distribution expense as a percent of sales was higher for the three and six months ended June 30, 2001, compared with the same periods in 2000 due to higher fuel costs and decreases in sales caused by lower selling prices without a corresponding decrease in fixed selling and distribution expenses. General and administrative expenses increased as a percent of sales for the three and six months ended June 30, 2001, compared with the same period in 2000, due to the lower sales. See the results of operations by segment for additional detail.

Interest expense was $32.5 million and $37.8 million for the three months ended June 30, 2001 and 2000, compared with $66.3 million and $74.4 million for the six months ended June 30, 2001 and 2000. The variances were due to lower debt levels and interest rates.

Foreign exchange gain was $0.3 million, compared to a foreign exchange loss of $0.2 million, for the three months ended June 30, 2001 and 2000. The foreign exchange loss was $2.3 million and $0.5 million for the six months ended June 30, 2001 and 2000. The changes in foreign exchange gain (loss) in both comparison periods arose primarily from translation adjustments related to assets denominated in Canadian and New Zealand dollars and Brazilian reals from our operations in those countries.

Our effective tax benefit rate for the six months ended June 30, 2001, was 32.9%, compared with an effective tax provision rate of 40.5% for the six months ended June 30, 2000. Before the nonroutine items, our estimated annual tax provision rate in 2001 is 42.0%. Our effective tax provision rates were 42.4% and 41.2% for the three months ended June 30, 2001 and 2000. In 2000, our actual tax provision rate was 39.0%. The changes in our tax rates were due primarily to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

Net income for the three months ended June 30, 2001, decreased 37% from the same period in 2000 primarily as a result of higher energy and chemical costs and lower weighted average paper prices in our paper products business. The 62% decrease in net income before nonroutine items for the six months ended June 30, 2001, compared to the same period in 2000, was primarily the result of higher energy and chemical costs in our paper products business, as well as lower wood product sales prices in our building products segment. See the results of operations by segment for additional detail.

OFFICE PRODUCTS DISTRIBUTION
	Three Months Ended June 30		Six Months Ended June 30
	___________________________		___________________________
	2001	2000	2001	2000
	___________	___________	____________	____________

Sales	$864.7 million	$898.6 million	$1,831.5 million	$1,840.2 million
Segment income	$28.6 million	$26.8 million	$69.8 million	$66.3 million

	(percentage of sales)

Gross profit	24.3%	24.3%	24.0%	24.4%
Operating expenses	20.9%	21.3%	20.2%	20.8%
Operating profit	3.3%	3.0%	3.8%	3.6%

Acquisitions and Divestitures. In April 2000, we completed a tender offer for the outstanding common stock of Boise Cascade Office Products Corporation (BCOP) owned by shareholders other than Boise Cascade Corporation. BCOP once again became a wholly owned subsidiary of Boise Cascade Corporation. The purchase price, including transaction costs and payments to shareholders and stock option holders, totaled $216.1 million.

On September 28, 2000, BCOP sold its European operations to Guilbert S.A. of France for $335.3 million. After debt repayments of $17.2 million, we received $158.5 million in 2000 and a final payment, net of forward exchange contracts, of $159.6 million in early January 2001. Sales for the operations sold for the six months ended June 30, 2000, totaled $169.2 million.

BCOP also formed a joint venture with Guilbert to provide service for both companies' multinational customers. Through the joint venture, BCOP is able to serve Guilbert customers in North America, Australia, and New Zealand, and Guilbert is able to serve BCOP customers in Europe and the Middle East.

On October 6, 2000, BCOP acquired Blue Star Business Supplies Group of US Office Products (Blue Star), a distributor of office and educational supplies in Australia and New Zealand, for $114.7 million in cash and the recording of $13.2 million in estimated acquisition liabilities. The acquisition liabilities included $4.7 million for termination benefits to be paid to about 380 employees at acquired facilities and $3.9 million for closure costs at six acquired locations, primarily in Australia. Charges against this acquisition liability to date totaled $4.3 million. We are still evaluating our business plan for this acquisition and may realign other acquired operations, resulting in the recording of additional acquisition liabilities. We will complete this evaluation in third quarter 2001. Blue Star had sales of approximately $152.0 million for the six months ended June 30, 2000.

Also on October 19, 2000, BCOP merged its majority-owned promotional products subsidiary, Boise Marketing Services, Inc. (BMSI), with American Identity, a division of IdentityNow. We also contributed $6.0 million in cash to this joint venture. As a result of the merger, BCOP has approximately a 29% equity position in IdentityNow and accounts for the investment under the equity method of accounting. Sales for BMSI for the six months ended June 30, 2000, totaled $42.6 million.

On a pro forma basis, if our 2000 acquisition and divestitures had occurred on January 1, 2000, sales for the first six months of 2000 would have decreased by $57.8 million, while net income and diluted earnings per share would not have materially changed. The above unaudited pro forma financial information does not necessarily represent what would have occurred if the acquisitions and divestitures had taken place on the dates assumed.

Operating Results. Sales decreased 4% for the three months ended June 30, 2001, and decreased slightly for the six months ended June 30, 2001, compared with the same periods in 2000. Total sales decreased because divestitures were not totally offset by acquisitions. Same-location sales were flat for the three months ended June 30, 2001, and increased 4% for the six months ended June 30, 2001, compared with the same periods in 2000. The flattening out of same-location sales was mainly due to the slowing U.S. economy. Operating income for the three and six months ended June 30, 2001, increased over the same periods in 2000. The improvement was due to decreased operating expenses as a percent of sales for both periods in 2001 partially offset by decreased gross profit margins as a percent of sales for the six months ended June 30, 2001. Gross profit margin as a percent of sales was lower in 2001 due to the sale of BCOP's European operations in the third quarter of 2000, which offset improvements in merchandise margin in the U.S. during the three months ended June 30, 2001. The improvements were due mainly to eliminating unprofitable accounts and exiting the low-margin computer hardware business. Operating expenses as a percent of sales were lower in 2001 due to the sale of BCOP's European operations in the third quarter of 2000 and our continued effort to reduce our cost structure. BCOP's European operations had both higher gross profit margins and higher operating expenses as a percent of sales than its other operations.

BUILDING PRODUCTS
	Three Months Ended June 30		Six Months Ended June 30
	__________________________		___________________________
	2001	2000	2001	2000
	____________	____________	_____________	_____________

Sales	$670.8 million	$666.5 million	$1,204.0 million	$1,306.5 million
Segment income (loss)	$24.4 million	$14.2 million	$(42.0) million	$43.4 million
Segment income (loss) before
nonroutine items	$24.4 million	$14.2 million	$16.9 million	$43.4 million

Sales Volumes
Plywood (1,000 sq. ft. 3/8" basis)	477,923	483,576	940,714	944,227
OSB (1,000 sq. ft. 3/8" basis) (a)	90,892	103,186	190,625	204,625
Lumber (1,000 board ft.)	113,337	118,536	206,579	243,100
LVL (100 cubic ft.)	18,754	16,297	34,154	32,108
I-joists (1,000 equivalent lineal ft.)	48,394	37,546	81,881	66,388
Particleboard (1,000 sq. ft. 3/4" basis)	50,376	50,335	98,329	97,549
Building materials distribution
(millions of sales dollars)	$453	$439	$794	$839

Average Net Selling Prices (b)
Plywood (1,000 sq. ft. 3/8" basis)	$246	$241	$230	$243
OSB (1,000 sq. ft. 3/8" basis)	$148	$207	$127	$211
Lumber (1,000 board ft.)	$430	$481	$427	$506
LVL (100 cubic ft.)	$1,531	$1,562	$1,529	$1,556
I-joists (1,000 equivalent lineal ft.)	$890	$979	$897	$981
Particleboard (1,000 sq. ft. 3/4" basis)	$254	$297	$253	$298
(a) Includes 100% of the sales of Voyageur Panel, of which we own 47%. (b) Gross invoice price less trade discounts and freight costs.

Nonroutine Items. In February 2001, we announced the permanent closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the steady decline in federal timber offered for sale. We completed these closures in the second quarter, and 373 positions were eliminated. Related to these closures, in first quarter 2001, we recorded a pretax charge of $54.0 million. Sales for our Idaho operations for the six months ended June 30, 2001 and 2000, were $52.2 million and $61.0 million. Sales for the years ended December 31, 2000 and 1999, were $115.8 million and $138.6 million. Our operating loss for the six months ended June 30, 2001, was $5.4 million, while our operating income for the six months ended June 30, 2000, was $2.5 million. Operating income for the years ended December 31, 2000 and 1999, was $2.2 million and $15.4 million.

In addition, as a result of a decision to stop development of operations in Chile, we wrote off our investment in assets in that country with a pretax charge of $4.9 million. We recorded both of these charges in our building products segment and in "Other (income) expense, net" in the Statement of Income (Loss) for the six months ended June 30, 2001.

Restructuring reserve liability account activity related to these 2001 charges is as follows:
	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	_______	________	______	_______
	(thousands)

2001 expense recorded	$21,300	$15,000	$22,600	$58,900
Assets written down	(21,300)	-	-	(21,300)
Pension liability recorded	-	(9,600)	-	(9,600)
Charges against the reserve	-	(3,100)	(4,600)	(7,700)
	_______	________	______	_______
Restructuring reserve at June 30, 2001	$-	$2,300	$18,000	$20,300
	=======	========	======	=======

Asset write-downs were for plant and equipment at the Idaho facilities and the write-off of our equity investment in and related receivables from a joint venture in Chile. Employee-related costs include pension curtailment costs arising from the shutdowns of the Idaho facilities and severance cost. Other exit costs include tear-down and environmental cleanup cost related to the Idaho facilities and reserves for contractual obligations with no future benefit. We estimate that about $14.5 million of these charges will require cash outlays in 2001. Cash requirements in 2002 and beyond are expected to total $23.1 million, with most of that occurring in 2002. We spent approximately $7.7 million in the first half of 2001. These restructuring reserve liabilities are included in "Accrued liabilities, other" in the accompanying Balance Sheet.

Acquisitions. On June 30, 2000, we acquired Alliance Forest Products-Joists, Inc. (AllJoist). Formerly a subsidiary of Alliance Forest Products, Inc., AllJoist operates a wood I-joist manufacturing plant in St. Jacques, New Brunswick, Canada. The purchase price was $14.6 million in cash.

On a pro forma basis, if the AllJoist acquisition had occurred on January 1, 2000, sales for the first six months of 2000 would have increased by $11.5 million, while net income and diluted earnings per share would not have materially changed. This unaudited pro forma financial information does not necessarily represent what would have occurred if the acquisition had taken place on the date assumed.

Operating Results Before Nonroutine Items. The slight increase in sales for the three months ended June 30, 2001, compared with the same period in 2000, was due in part to improvement in structural panel prices. Average plywood prices were 2% higher than those of a year ago. However, average prices for our mix of lumber products, which is heavy to ponderosa pine, declined 11% from the year-ago quarter. Sales of engineered wood products were 15% higher than a year ago, primarily due to the acquisition of AllJoist. Improving product prices also had a positive impact on building materials distribution sales, which increased 3%, compared with second quarter 2000.

Sales for the six months ended June 30, 2001, decreased 8%, compared with the same period in 2000. The decline was due to lower sales prices for all our products. Plywood prices declined 5% and lumber prices declined almost 16%. Unit sales volume for lumber also decreased 15%. Sales of engineered wood products were 9% higher than the prior year period due primarily to the AllJoist acquisition. Lower product prices in the first three months of the year also negatively impacted building material distribution sales which declined 5% compared with the same six months in 2000.

The 72% increase in operating income for the three months ended June 30, 2001, compared with the same period in 2000, was due in large part to improving prices in building materials distribution. Costs were also favorable period to period with favorable wood costs more than offsetting increased conversion and distribution costs. The 61% decrease in operating income before nonroutine items for the six months ended June 30, 2001, compared with the same period in 2000, was due to the lower wood product prices. This was partially offset by improving commodity prices in building materials distribution in the second half of the period. Costs were favorable period to period, with favorable wood costs more than offsetting increased conversion and distribution costs.

PAPER AND PAPER PRODUCTS

	Three Months Ended June 30		Six Months Ended June 30
	________________________		________________________
	2001	2000	2001	2000
	____________	____________	____________	____________

Sales	$466.0 million	$524.3 million	$982.2 million	$1,044.9 million
Segment income	$24.5 million	$60.1 million	$49.2 million	$108.8 million

Sales Volumes
(thousands of short tons)
Uncoated free sheet	328	350	696	713
Containerboard	149	173	307	338
Newsprint	76	106	179	214
Other	36	42	71	81
	_____	_____	_____	_____
Total	589	671	1,253	1,346
	=====	=====	=====	=====
Average Net Selling Prices (a)
(per short ton)
Uncoated free sheet	$763	$783	$761	$776
Containerboard	385	421	388	396
Newsprint	512	447	511	427

(a)  Gross invoice price less trade discounts and freight cost.

Operating Results. The decrease in sales in both periods of 2001 compared to 2000 was due to decreases in sales volume, combined with decreases in weighted average paper prices. In the second quarter 2001, unit sales volume decreased 12%, while weighted average paper prices decreased 3% from second quarter 2000. Unit, year-to-date sales volume decreased 7%, while weighted average paper prices decreased slightly. During the second quarter 2001, we took about 60,000 tons of market-and maintenance-related curtailment, bringing the total to 95,000 tons for the year. This compares with 32,000 tons taken during second quarter 2000, bringing the total to 75,000 tons for the six months ended June 30, 2000. Segment income decreased significantly for both periods in 2001 due to the weakening U.S. economy and high energy costs. Unit costs increased more than 8% in the second quarter 2001, compared with a year ago. Year-to-date, unit costs increased 9% compared with the prior year. Higher energy and chemical costs accounted for the increased unit costs in both comparison periods. During an annual outage in early June at our linerboard and newsprint mill in DeRidder, Louisiana, tropical storm Allison came ashore in east Texas and western Louisiana, causing about $4 million to $5 million of storm-related delays and maintenance problems with that shutdown. This storm also played a role in reducing our second-quarter unit sales volume.

FINANCIAL CONDITION AND LIQUIDITY

Operating Activities. For the first six months of 2001, operations provided $226.9 million in cash compared with $298.6 million for the same period in 2000. For the six months ended June 30, 2001, net income items provided $185.1 million of cash, and favorable changes in working capital items added $41.8 million. For the first six months of 2000, net income provided $239.3 million of cash, and favorable working capital items added $59.3 million. We have sold fractional ownership interests in a defined pool of trade accounts receivable. At June 30, 2000, $150 million of sold accounts receivable were excluded from receivables in the accompanying Balance Sheets, compared with the December 31, 1999, balance of $100 million. The increase in sold accounts receivable of $50 million over the amount at December 31, 1999, provided cash for operations for the six months ended June 30, 2000. Our current ratio was 0.92:1 at June 30, 2001, and 1.38:1 at June 30, 2000, compared with 1.55:1 at December 31, 2000. The change in the current ratio is primarily the result of $390.0 million of borrowings under our revolving credit agreement and $125.0 million of our 9.85% notes being classified from long-term debt to current portion of long-term debt.

Investing Activities. Cash used for investment was $15.9 million for the first six months of 2001 and was $406.5 million for the same period in 2000. Cash expenditures for property and equipment, timber and timberlands, and investments in equity affiliates totaled $142.1 million in 2001 and $149.5 million in 2000. In early January 2001, we received a final payment, net of forward exchange contracts, of $159.6 million for the note receivable from the sale of our European operations. We used $216.1 million of cash for the purchase of the BCOP minority shares in 2000.

In 2001 we expect to spend $300 million to $325 million in capital expenditures, excluding acquisitions. These amounts include approximately $42 million for our environmental compliance program. We have begun construction of a new facility in Washington to manufacture wood-plastic composite building products. The total cost of this facility is expected to be $60 million to $65 million, with $40 million of the spending occurring in 2001.

We also expect to spend $25 million to $30 million in 2001 for a project in Brazil. We have formed a wholly owned subsidiary, Boise Cascade do Brasil, to build and operate a veneer and plywood mill in the city of Guaiba, Rio Grande do Sul, Brazil. The mill will use plantation eucalyptus to produce veneer that will be used primarily to make laminated veneer lumber at our plant in Alexandria, Louisiana. Boise Cascade do Brasil acquired about 35,000 acres of existing eucalyptus plantation land. We began construction in March 2001. The plant is slated for start-up in early 2002.

The balance of our capital spending will be for quality and efficiency projects, replacement, and modest purchases of timber and timberlands.

Financing Activities. Cash used for financing was $204.9 million for the first six months of 2001. Cash provided by financing was $104.9 million for the first six months of 2000. Dividend payments totaled $24.9 million and $25.3 million for the first six months of 2001 and 2000. In both years, our quarterly dividend was 15 cents per common share. The payment of dividends is dependent on the existence and amount of net worth in excess of the defined minimum under our revolving credit agreement.

Changes in short-term borrowings represent net changes in notes payable as we manage our cash flow needs. Additions to long-term debt for the six months ended June 30, 2001, included $14.6 million of bank debt for our Australian operations. Payments of long-term debt in this period included $160.0 million under our revolving credit agreement and repayment of $30.0 million of medium-term notes. Additions to long-term debt for the six months ended June 30, 2000, included $215.0 million of borrowings under our revolving credit agreement. Payments of long-term debt in this period included retirement of $100.0 million of 9.9% notes.

At June 30, 2001 and 2000, we had $1.7 billion and $2.0 billion of debt outstanding. At December 31, 2000, we had $1.9 billion of debt outstanding. Our debt-to-equity ratio was 1.00:1 and 1.22:1 at June 30, 2001 and 2000. Our debt-to-equity ratio was 1.09:1 at December 31, 2000.

Our debt and debt-to-equity ratio include the guarantee by the company of the remaining $99.4 million of debt incurred by the trustee of our leveraged employee stock ownership plan. While that guarantee has a negative impact on our debt-to-equity ratio, it has virtually no effect on our cash coverage ratios or on other measures of our financial strength.

At June 30, 2001, we had $49.4 million of short-term borrowings outstanding. At June 30, 2000, we had $90.8 million of short-term borrowings outstanding. The maximum amounts of combined short-term borrowings outstanding during the six months ended June 30, 2001 and 2000, were $125.0 million and $160.5 million. The average amounts of short-term borrowings outstanding during the six months ended June 30, 2001 and 2000, were $45.6 million and $88.8 million. The average interest rates for these borrowings were 5.7% for 2001 and 6.5% for 2000.

We have a revolving credit agreement with 23 major banks that permits us to borrow as much as $600 million at variable interest rates based on the London Interbank Offered Rate (LIBOR). At June 30, 2001, the rate was 4.4%. When the agreement expires in June 2002, any amount outstanding will be due and payable. We intend to negotiate a new revolving credit agreement prior to that date. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. Under this agreement, the payment of dividends depends on the existence of and the amount of net worth in excess of the defined minimum. Our net worth at June 30, 2001, exceeded the defined minimum by $101.6 million. At June 30, 2001, there were $390.0 million of borrowings outstanding under this agreement.

In February 2001, we entered into two interest rate swaps with notional amounts of $50 million each and effective fixed interest rates of 5.4% and 5.6% with respect to $100 million of our revolving credit agreement borrowings. The swaps expire in February 2003 and February 2004.

Our $125.0 million, 9.85% notes mature in June 2002.

Additional information about our credit agreements and debt is in Note 9 accompanying our financial statements.

At June 30, 2001, we had $430 million of unused borrowing capacity registered with the Securities and Exchange Commission (SEC) for additional debt securities. In addition, in July 2000, a registration statement filed with the SEC covering $300 million in universal shelf capacity became effective. Under this filing, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and/or purchase contracts.

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

OUTLOOK

The slowing U.S. economy has dampened demand in our businesses. Weak volumes and eroding product prices are evident in our paper business. The rate of growth in same-location sales in office products distribution declined during the second quarter. Wood products markets have given back significant portions of the price gains achieved earlier this year. Given the uncertainty in our businesses and the U.S. economy, we remain cautious about our prospects for the second half of 2001.

At the same time, we are optimistic about Boise Cascade's long-term prospects. Our office products distribution and building products businesses continue to earn cost-of-capital returns over the business cycle. In our paper business, the fundamentals of uncoated free sheet, our most important grade, show promise of a significant recovery when the U.S. economy strengthens and begins to drive real demand growth.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." The provisions of Statement No. 141 became effective July 1, 2001. The provisions of Statement No. 142 will become effective on January 1, 2002. Because of the recent issuance dates of these standards, we are still evaluating their impact on our results of operations and financial position. Our preliminary assessment indicates that Statement No. 141 will have little impact on us. Our recent acquisitions have been accounted for on the purchase method of accounting, which is continued in the new standard. Statement No. 142 requires us to annually assess our acquired goodwill for impairment. We will complete that initial assessment in accordance with the provisions of the standard. We will also stop amortization of goodwill effective January 1, 2002. Through June 30, 2001, amortization of goodwill that will no longer be required to be amortized totaled $5.5 million, pretax, or 8 cents per diluted share.

On January 1, 2001, we adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Adoption of this statement did not have a material impact on our results of operations or financial position.

TIMBER SUPPLY AND ENVIRONMENTAL ISSUES

We have recently experienced increased activism by environmental extremists including protests and arrests of protestors at our facilities. These extremists continue to disseminate false allegations about the company, allegations which we vigorously refute. Though momentarily disruptive, these campaigns have not had an impact on our operations or financial position. For information on timber supply and environmental issues, see Part II, Item 1, Legal Proceedings, in this Form 10-Q and our 2000 Annual Report on Form 10-K, Exhibit 13.1, Financial Review.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis includes forward-looking statements. Actual results may differ materially from those expressed in or implied by the statements. Factors that could cause actual results to differ from projected results include, among other things, changes in general economic conditions, both domestically and abroad; changes in foreign and domestic competition; fluctuations in foreign exchange rates; changes in production capacity across paper and wood products markets; fluctuations in energy, chemical, and other raw material costs; the impact of increasing environmental activism on our business; the impact of adverse weather on our operations; the occurrence of natural disasters such as fire and windstorm; and other factors included in our other filings with the Securities and Exchange Commission.
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

At June 30, 2001, we had foreign exchange contracts that were purchased to mitigate exchange risk related to 186.7 million New Zealand dollar-denominated receivables. Exchange gains and losses on the forward exchange contracts partially offset exchange gains or losses on the receivables. These contracts mature in August 2001, had a notional amount in New Zealand dollars of 160.0 million, a weighted average contractual exchange rate of 0.419488, and a fair value of a positive $2.3 million at June 30, 2001, based on the spot rate on that date. Gains and losses on these contracts are recognized in income as they occur.

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

We are exposed to modest credit-related risks in the event of nonperformance by counterparties to these forward exchange contracts and interest rate swaps; however, we do not expect the counterparties, who are all major financial institutions, to fail to meet their obligations.

PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws with respect to 18 active sites where hazardous substances or other contaminants are located. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations, our experience with respect to cleanup of hazardous substances, the fact that expenditures will, in many cases, be incurred over extended periods of time, and the number of solvent potentially responsible parties, we do not presently believe that the known actual and potential response costs will, in the aggregate, materially affect our financial condition or results of operations.

Several potential class action lawsuits have been filed against the company arising out of its former manufacture and sale of hardboard siding products. The company discontinued the manufacturing of these products in 1984. These lawsuits allege that siding manufactured by the company was inherently defective when used as exterior cladding for homes and other buildings. The plaintiffs have sought to hold the company financially responsible for the repair and replacement of siding, to make restitution to the class members, and to award each class member compensatory and enhanced damages. To date, no court has granted class certification in any of these actions, and several of the cases have been dismissed in their entirety. Two lawsuits remain. In the case filed in the Circuit Court of Champaign County, Illinois, the court dismissed the claims of all but one plaintiff in January 2001. The dismissed plaintiffs have appealed this ruling to the Fourth District Appellate Court in Illinois. The remaining lawsuit is filed in the District Court of Jefferson County, Texas, and is still pending. We believe there are valid factual and legal defenses to these cases and will continue to resist certification of any class and vigorously defend all claims by the plaintiffs.

See our Annual Report on Form 10-K for the year ended December 31, 2000, and our quarterly report on Form 10-Q for the quarter ended March 31, 2001, for information concerning other legal proceedings.
ITEM 2.	CHANGES IN SECURITIES
None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5.	OTHER INFORMATION
None.
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits. Required exhibits are listed in the Index to Exhibits and are incorporated by reference.
(b)	Reports on Form 8-K. None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE CORPORATION
/s/ Thomas E. Carlile _________________________________ Thomas E. Carlile Vice President and Controller (As Duly Authorized Officer and Chief Accounting Officer)
Date: August 10, 2001

BOISE CASCADE CORPORATION
INDEX TO EXHIBITS
Filed With the Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2001
Number	Description	Page Number
____________	______________________________________________	____________
11	Computation of Per Share Earnings	27
12.1	Ratio of Earnings to Fixed Charges	28
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements	29