Form 10-Q
period 2001-09-30
BOISE CASCADE CORP
filed 2001-11-13
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of October 31, 2001 58,031,884

PART I - FINANCIAL INFORMATION
BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF INCOME (LOSS)
(thousands, except per share data)

ITEM 1.	FINANCIAL STATEMENTS
	Three Months Ended September 30
	_______________________
	2001	2000
	_________	_________
	(unaudited)
Revenues
Sales	$1,874,436	$1,971,120
	_________	_________
Costs and expenses
Materials, labor, and other operating expenses	1,522,915	1,580,138
Depreciation, amortization, and cost of company timber harvested	72,048	73,070
Selling and distribution expenses	189,106	196,904
General and administrative expenses	34,126	33,040
Other (income) expense, net	3,635	(95,903)
	_________	_________
	1,821,830	1,787,249
	_________	_________
Equity in net loss of affiliates	(1,504)	(427)
	_________	_________
Income from operations	51,102	183,444
	_________	_________

Interest expense	(31,592)	(39,324)
Interest income	451	223
Foreign exchange loss	(859)	(2,216)
	_________	_________
	(32,000)	(41,317)
	_________	_________
Income before income taxes and minority interest	19,102	142,127
Income tax provision	(4,122)	(57,561)
	_________	_________
Income before minority interest	14,980	84,566
Minority interest, net of income tax	-	34
	_________	_________
Net income	$14,980	$84,600
	=========	=========

Net income per common share

Basic	$0.21	$1.42
	=========	=========
Diluted	$0.20	$1.33
	=========	=========

The accompanying notes are an integral part of these Financial Statements.

PART I - FINANCIAL INFORMATION
BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF INCOME (LOSS)
(thousands, except per share data)

(continued)

	Nine Months Ended September 30
	_______________________
	2001	2000
	_________	_________
	(unaudited)
Revenues
Sales	$5,665,475	$5,941,888
	_________	_________
Costs and expenses
Materials, labor, and other operating expenses	4,574,236	4,734,153
Depreciation, amortization, and cost of company timber harvested	220,169	223,752
Selling and distribution expenses	597,417	600,203
General and administrative expenses	96,115	94,166
Other (income) expense, net	77,349	(88,518)
	_________	_________
	5,565,286	5,563,756
	_________	_________
Equity in net income (loss) of affiliates	(5,527)	3,609
	_________	_________
Income from operations	94,662	381,741
	_________	_________

Interest expense	(97,878)	(113,759)
Interest income	1,618	1,278
Foreign exchange loss	(3,183)	(2,680)
	_________	_________
	(99,443)	(115,161)
	_________	_________
Income (loss) before income taxes and minority interest	(4,781)	266,580
Income tax (provision) benefit	3,745	(107,965)
	_________	_________
Income (loss) before minority interest	(1,036)	158,615
Minority interest, net of income tax	195	(3,444)
	_________	_________
Net income (loss)	$(841)	$155,171
	=========	=========

Net income (loss) per common share

Basic	$(0.18)	$2.54
	=========	=========
Diluted	$(0.18)	$2.39
	=========	=========

The accompanying notes are an integral part of these Financial Statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(thousands)

ASSETS
	September 30		December 31
	_________________________		___________
	2001	2000	2000
	_________	___________	___________
	(unaudited)
Current
Cash and cash equivalents	$69,894	$149,741	$62,820
Receivables, less allowances
of $10,190, $7,337, and $7,607	528,537	742,093	671,793
Inventories	627,365	661,614	747,829
Deferred income tax benefits	65,104	53,643	50,924
Other	32,502	35,734	43,955
	__________	___________	___________
	1,323,402	1,642,825	1,577,321
	__________	___________	___________
Property
Property and equipment
Land and land improvements	65,344	68,686	70,551
Buildings and improvements	661,818	631,345	648,256
Machinery and equipment	4,559,945	4,378,322	4,447,628
	__________	___________	___________
	5,287,107	5,078,353	5,166,435
Accumulated depreciation	(2,698,252)	(2,551,920)	(2,584,784)
	__________	___________	___________
	2,588,855	2,526,433	2,581,651
Timber, timberlands, and timber deposits	295,313	290,396	291,132
	__________	___________	___________
	2,884,168	2,816,829	2,872,783
	__________	___________	___________
Goodwill, net of amortization
of $58,499, $50,649, and $49,053	411,207	406,582	403,331
Investments in equity affiliates	119,966	42,290	134,757
Other assets	289,540	234,024	278,731
	__________	___________	___________
Total assets	$5,028,283	$5,142,550	$5,266,923
	==========	===========	===========

The accompanying notes are an integral part of these Financial Statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY
	September 30		December 31
	_______________________		___________
	2001	2000	2000
	_________	_________	___________
	(unaudited)
Current
Short-term borrowings	$51,600	$21,600	$52,000
Current portion of long-term debt	575,735	40,836	41,314
Income taxes payable	9,128	19,838	15,884
Accounts payable	514,364	556,164	596,882
Accrued liabilities
Compensation and benefits	156,392	134,373	150,138
Interest payable	27,617	28,467	27,802
Other	156,680	120,336	130,374
	_________	_________	___________
	1,491,516	921,614	1,014,394
	_________	_________	___________
Debt
Long-term debt, less current portion	1,038,369	1,725,788	1,714,776
Guarantee of ESOP debt	99,415	125,523	107,911
	_________	_________	___________
	1,137,784	1,851,311	1,822,687
	_________	_________	___________
Other
Deferred income taxes	377,462	377,509	383,646
Other long-term liabilities	282,764	236,266	279,755
	_________	_________	___________
	660,226	613,775	663,401
	_________	_________	___________
Minority interest	-	9,506	9,469
	_________	_________	___________
Shareholders' equity
Preferred stock -- no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 4,507,459; 4,741,862; and 4,688,030 shares outstanding	202,836	213,384	210,961
Deferred ESOP benefit	(99,415)	(125,523)	(107,911)
Common stock -- $2.50 par value; 200,000,000 shares authorized; 58,027,779; 57,331,175; and 57,337,158 shares outstanding	145,069	143,323	143,343
Additional paid-in capital	474,175	454,631	454,849
Retained earnings	1,045,823	1,069,899	1,074,228
Accumulated other comprehensive loss	(29,731)	(9,370)	(18,498)
	_________	_________	___________
Total shareholders' equity	1,738,757	1,746,344	1,756,972
	_________	_________	___________
Total liabilities and shareholders' equity	$5,028,283	$5,142,550	$5,266,923
	=========	=========	===========

The accompanying notes are an integral part of these Financial Statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(thousands)
	Nine Months Ended September 30
	__________________________
	2001	2000
	___________	___________
	(unaudited)

Cash provided by (used for) operations
Net income (loss)	$(841)	$155,171
Items in income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	5,527	(3,609)
Depreciation, amortization, and cost of company timber harvested	220,169	223,752
Deferred income tax provision (benefit)	(11,680)	50,040
Minority interest, net of income tax	(195)	3,444
Restructuring activities	57,929	-
Other	14,054	2,680
Gain on sale of assets	-	(97,775)
Receivables	(25,703)	16,843
Inventories	118,672	17,782
Accounts payable and accrued liabilities	(95,981)	32,084
Current and deferred income taxes	(6,183)	4,750
Other	(2,347)	(7,632)
	___________	___________
Cash provided by operations	273,421	397,530
	___________	___________
Cash provided by (used for) investment
Expenditures for property and equipment	(219,317)	(190,874)
Expenditures for timber and timberlands	(11,102)	(12,479)
Investments in equity affiliates, net	(783)	(1,273)
Purchase of minority interest	-	(216,087)
Purchases of facilities	(4,655)	(15,536)
Sale of operating assets	160,984	157,818
Other	(28,212)	(30,517)
	___________	___________
Cash used for investment	(103,085)	(308,948)
	___________	___________
Cash provided by (used for) financing
Cash dividends paid
Common stock	(25,842)	(25,756)
Preferred stock	(7,709)	(8,173)
	___________	___________
	(33,551)	(33,929)

Short-term borrowings	(400)	(34,072)
Additions to long-term debt	14,559	174,930
Payments of long-term debt	(156,664)	(107,847)
Other	12,794	(4,858)
	___________	___________
Cash used for financing	(163,262)	(5,776)
	___________	___________

Increase in cash and cash equivalents	7,074	82,806
Balance at beginning of the year	62,820	66,935
	___________	___________
Balance at September 30	$69,894	$149,741
	===========	===========

The accompanying notes are an integral part of these Financial Statements.

NOTES TO QUARTERLY FINANCIAL STATEMENTS
(1)

BASIS OF PRESENTATION. We have prepared the quarterly financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Some information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. These statements should be read together with the statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2000.

The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included. Net income (loss) for the three and nine months ended September 30, 2001 and 2000, necessarily involved estimates and accruals. Actual results may vary from those estimates. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	_________________		_________________
	2001	2000	2001	2000
	_______	_______	_______	_______
	(thousands)

Receivable securitization (Note 5)	$2,047	$2,724	$7,011	$5,957
Sale of European operation (Note 10)	-	(97,775)	-	(97,775)
Restructuring activities (Note 13)	(1,000)	-	57,929	-
Postretirement benefits	-	-	10,871	-
Other, net	2,588	(852)	1,538	3,300
	_______	_______	_______	_______
	$3,635	$(95,903)	$77,349	$(88,518)
	=======	=======	=======	=======

(3)

NET INCOME (LOSS) PER COMMON SHARE. Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by applicable shares outstanding. For the nine months ended September 30, 2001, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss were the same.

	Three Months Ended September 30		Nine Months Ended September 30
	_________________		_________________
	2001	2000	2001	2000
	_______	_______	_______	_______
	(thousands, except per share amounts)

BASIC

Net income (loss)	$14,980	$84,600	$(841)	$155,171
Preferred dividends (a)	(3,138)	(3,330)	(9,604)	(9,912)
	_______	_______	_______	_______
Basic income (loss)	$11,842	$81,270	$(10,445)	$145,259
	=======	=======	=======	=======

	Three Months Ended September 30		Nine Months Ended September 30
	_________________		_________________
	2001	2000	2001	2000
	_______	_______	_______	_______
	(thousands, except per share amounts)

Average shares used to determine basic income (loss) per common share	57,831	57,331	57,558	57,273
	=======	=======	=======	=======
Basic income (loss) per common share	$0.21	$1.42	$(0.18)	$2.54
	=======	=======	=======	=======
DILUTED

Basic income (loss)	$11,842	$81,270	$(10,445)	$145,259
Preferred dividends eliminated	3,138	3,330	-	9,912
Supplemental ESOP contribution	(2,580)	(2,844)	-	(8,471)
	_______	_______	_______	_______

Diluted income (loss) (b)	$12,400	$81,756	$(10,445)	$146,700
	=======	=======	=======	=======
Average shares used to determine basic income (loss) per common share	57,831	57,331	57,558	57,273
Stock options and other	484	214	-	253
Series D Convertible Preferred Stock	3,644	3,839	-	3,902
	_______	_______	_______	_______
Average shares used to determine diluted income (loss) per common share (b)	61,959	61,384	57,558	61,428
	=======	=======	=======	=======
Diluted income (loss) per common share	$0.20	$1.33	$(0.18)	$2.39
	=======	=======	=======	=======

(a)	The dividend attributable to our Series D Convertible Preferred Stock held by our ESOP (employee stock ownership plan) is net of a tax benefit.

(b)

Adjustments totaling $1,660,000 for the nine months ended September 30, 2001, which reduced the basic loss to arrive at diluted loss, were excluded because the calculation of diluted loss per share was antidilutive. Also, for the nine months ended September 30, 2001, potentially dilutive common shares of 4,178,000 were excluded from average shares because they were antidilutive.

(4)	COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) for the periods include the following:

	Three Months Ended September 30		Nine Months Ended September 30
	_________________		_______________
	2001	2000	2001	2000
	_______	_______	_______	_______
	(thousands)

Net income (loss)	$14,980	$84,600	$(841)	$155,171
Other comprehensive income (loss)
Cumulative foreign currency translation adjustment, net of income taxes	(4,651)	7,327	(8,672)	2,543
Cash flow hedges, net of income taxes	(1,651)	-	(2,561)	-
	_______	_______	_______	_______
Comprehensive income (loss), net of income taxes	$8,678	$91,927	$(12,074)	$157,714
	=======	=======	=======	=======

For the three and nine months ended September 30, 2001, reclassifications to earnings from the cash flow hedges were not material.
(5)

RECEIVABLES. We have sold fractional ownership interests in a defined pool of trade accounts receivable. At both September 30, 2001 and December 31, 2000, $200 million of sold accounts receivable were excluded from "Receivables" in the accompanying Balance Sheets. At September 30, 2000, $150 million of sold accounts receivable were excluded from the accompanying Balance Sheets, compared with the December 31, 1999, balance of $100 million. The increase in sold accounts receivable of $50 million over the amount at December 31, 1999, provided cash for operations for the nine months ended September 30, 2000. The portion of fractional ownership interest retained by us is included in "Receivables" in the Balance Sheets. This program consists of a revolving sale of receivables committed to by the purchasers for 364 days and is subject to renewal. Receivable securitization costs related to the program are included in "Other (income) expense, net" in the Statements of Income (Loss). Under the accounts receivable sale agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables, and the historical performance of the receivables we sell.

(6)

DEFERRED SOFTWARE COSTS. We defer software costs that benefit future years. These costs are amortized on the straight-line method over the expected life of the software. "Other assets" in the Balance Sheets includes deferred software costs of $65.8 million, $52.9 million, and $59.7 million at September 30, 2001 and 2000, and December 31, 2000. Amortization of deferred software costs totaled $5.5 million and $14.9 million for the three and nine months ended September 30, 2001, and $3.8 million and $11.0 million for the three and nine months ended September 30, 2000.

(7)	INVENTORIES. Inventories include the following:

	September 30		December 31
	_______________________		___________
	2001	2000	2000
	________	________	___________
	(thousands)

Finished goods and work in process	$512,013	$518,639	$583,030
Logs	38,150	60,609	87,176
Other raw materials and supplies	140,443	147,247	141,888
LIFO reserve	(63,241)	(64,881)	(64,265)
	________	________	___________
	$627,365	$661,614	$747,829
	========	========	===========

(8)

INCOME TAXES. Our effective tax benefit rate for the nine months ended September 30, 2001, was 78.3%, compared with an effective tax provision rate of 40.5% for the nine months ended September 30, 2000. Before nonroutine items, our estimated annual tax provision rate in 2001 is 36.0%, down from the 42.0% annual rate estimated at the end of second quarter. The decrease was due primarily to our charitable donation of surplus property in Vancouver, Washington, for which we will receive a tax benefit. The decrease in the estimated annual tax rate resulted in an out-of-period increase in third quarter basic earnings per share of 5 cents and diluted earnings per share of 4 cents. Our effective tax provision rates were 21.6% and 40.5% for the three months ended September 30, 2001 and 2000. In 2000, our actual tax provision rate was 39.0%. Changes in our tax rates are also due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

For the three and nine months ended September 30, 2001, we paid income taxes, net of refunds received, of $8.1 million and $18.7 million. We paid $1.2 million and $44.4 million for the same periods in 2000.

(9)

DEBT. We have a revolving credit agreement with 23 major banks that permits us to borrow as much as $600 million at variable interest rates based on the London Interbank Offered Rate (LIBOR). At September 30, 2001, the rate was 3.6%. When the agreement expires in June 2002, any amount outstanding will be due and payable. We intend to negotiate a new revolving credit agreement prior to that date. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. Under this agreement, the payment of dividends depends on the existence of and the amount of net worth in excess of the defined minimum. Our net worth at September 30, 2001, exceeded the defined minimum by $105.1 million. At September 30, 2001, the $425.0 million of borrowings outstanding under this agreement were classified in current portion of long-term debt.

In February 2001, we entered into two interest rate swaps with notional amounts of $50 million each and effective fixed interest rates of 5.4% and 5.6% with respect to $100 million of our revolving credit agreement borrowings. The swaps expire in February 2003 and February 2004.

Also at September 30, 2001, we had $51.6 million of short-term borrowings outstanding. At September 30, 2000, we had $21.6 million of short-term borrowings outstanding. The maximum amounts of combined short-term borrowings outstanding during the nine months ended September 30, 2001 and 2000, were $126.9 million and $164.5 million. The average amounts of short-term borrowings outstanding during the nine months ended September 30, 2001 and 2000, were $55.1 million and $93.3 million. The average interest rates for these borrowings were 5.0% for 2001 and 6.6% for 2000.

At September 30, 2001, we had $430 million of unused borrowing capacity registered with the SEC for additional debt securities. In addition, at September 30, 2001, we had registered with the SEC $300 million in universal shelf capacity. Under this registration statement, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and/or purchase contracts.

In March 2000, we retired $100 million of 9.9% notes. Our $125.0 million, 9.85% notes mature in June 2002 and are classified in "Current portion of long-term debt" at September 30, 2001.

Cash payments for interest, net of interest capitalized, were $28.7 million and $98.1 million for the three and nine months ended September 30, 2001, and $37.7 million and $114.9 million for the three and nine months ended September 30, 2000.

(10)

BOISE CASCADE OFFICE PRODUCTS CORPORATION (BCOP). In April 2000, we completed a tender offer for the outstanding common stock of BCOP owned by shareholders other than Boise Cascade Corporation. BCOP once again became a wholly owned subsidiary of Boise Cascade Corporation. The purchase price, including transaction costs and payments to shareholders and stock option holders, totaled $216.1 million. It was funded by short-term borrowings and by borrowings under our revolving credit agreement.

On September 28, 2000, BCOP sold its European operations to Guilbert S.A. of France for $335.3 million. After debt repayments of $17.2 million, we received $158.5 million in 2000 and a final payment, net of forward exchange contracts, of $159.6 million in early January 2001. Sales for the operations sold for the nine months ended September 30, 2000, totaled $241.8 million.

BCOP also formed a joint venture with Guilbert to provide service for both companies' multinational customers. Through the joint venture, BCOP is able to serve Guilbert customers in North America, Australia, and New Zealand, and Guilbert is able to serve BCOP customers in Europe and the Middle East.

On October 6, 2000, BCOP acquired Blue Star Business Supplies Group of US Office Products (Blue Star), a distributor of office and educational supplies in Australia and New Zealand, for $114.7 million in cash and the recording of $13.2 million in estimated acquisition liabilities. We have completed development of our business plan for this acquisition. The final amount of acquisition liabilities recorded was not materially different from that originally estimated. We have closed nine acquired distribution centers and will close nine more acquired distribution centers in the upcoming year. Approximately 220 employees have been terminated. Another 170 employees will be terminated over the next year. Charges against the acquisition liability to date totaled $4.7 million. Blue Star had sales of approximately $227.8 million for the nine months ended September 30, 2000.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The excess of the purchase price over the estimated fair value of the tangible and intangible net assets acquired was recorded as goodwill. The results of operations of the acquired business are included in our operations following the acquisition date.

In October 2000, BCOP merged Boise Marketing Services, Inc. (BMSI), its majority-owned promotional products subsidiary, with American Identity, a division of IdentityNow. This transaction was accounted for as a business combination under APB Opinion No. 16, Business Combinations. IdentityNow, headquartered in Kansas City, Missouri, is a leading provider of programs for corporate branded merchandise, promotional products, and related items for Fortune 1000 companies. IdentityNow issued shares of its voting common stock in exchange for the assets of BMSI. The assets exchanged were nonmonetary and neither the common stock of BMSI nor IdentityNow is traded on a public exchange. Based on the post-merger business plan and cash flow projections, the value of the IdentityNow common stock received was equal to the value of the BMSI assets contributed. Accordingly, no gain or loss was recorded on the transaction.

On a pro forma basis, if our 2000 acquisition and divestitures had occurred on January 1, 2000, sales for the first nine months of 2000 would have decreased by $81.6 million, while net income and diluted earnings per share would not have materially changed. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transactions had taken place on the dates assumed.

(11)

BUILDING PRODUCTS ACQUISITION. On June 30, 2000, we acquired Alliance Forest Products-Joists, Inc. (AllJoist). Formerly a subsidiary of Alliance Forest Products, Inc., AllJoist operates a wood I-joist manufacturing plant in St. Jacques, New Brunswick, Canada. The purchase price was $14.6 million in cash.

This acquisition was accounted for under the purchase method of accounting.  Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values. The excess of the purchase price over the estimated fair value of the tangible and intangible net assets acquired was recorded as goodwill. The results of operations of the acquired business are included in our operations following the acquisition date.

On a pro forma basis, if the AllJoist acquisition had occurred on January 1, 2000, sales for the first nine months of 2000 would have increased by $11 million, while net income and diluted earnings per share would not have materially changed. This unaudited pro forma financial information does not necessarily represent what would have occurred if the acquisition had taken place on the date assumed.

(12)

FINANCIAL INSTRUMENTS. On January 1, 2001, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Adoption of this statement did not have a material impact on our results of operations or financial position.

At September 30, 2001, we had foreign exchange contracts that were purchased to mitigate exchange risk related to 184.8 million New Zealand dollar-denominated receivables. Exchange gains and losses on the forward exchange contracts partially offset exchange gains or losses on the receivables. These contracts mature in November 2001, had a notional amount in New Zealand dollars of 160.0 million, a weighted average contractual exchange rate of 0.44136, and a fair value of a positive $5.8 million at September 30, 2001, based on the spot rate on that date. Gains and losses on these contracts are recognized in income as they occur.

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

(13)

RESTRUCTURING ACTIVITIES. In February 2001, we announced the permanent closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the steady decline in federal timber offered for sale. We completed these closures in the second quarter, and 373 positions were eliminated. Related to these closures, in first quarter 2001, we recorded a pretax charge of $54.0 million. Sales for our Idaho operations for the nine months ended September 30, 2001 and 2000, were $59.4 million and $86.9 million. Sales for the years ended December 31, 2000 and 1999, were $115.8 million and $138.6 million. Our operating loss for the nine months ended September 30, 2001, was $5.5 million, while our operating income for the nine months ended September 30, 2000, was $1.9 million. Operating income for the years ended December 31, 2000 and 1999, was $2.2 million and $15.4 million.

In addition, as a result of a decision to stop development of operations in Chile, in first quarter 2001, we wrote off our investment in assets in that country with a pretax charge of $4.9 million. We recorded both of these charges in our building products segment and in "Other (income) expense, net" in the Statement of Income (Loss) for the nine months ended September 30, 2001.

Restructuring reserve liability account activity related to these 2001 charges is as follows:

	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	_______	_________	_______	_______
	(thousands)

2001 expense recorded	$21,300	$15,000	$22,600	$58,900
Assets written down	(21,300)	-	-	(21,300)
Pension liability recorded	-	(9,600)	-	(9,600)
Charges against the reserve	-	(4,000)	(7,700)	(11,700)
	_______	_________	_______	_______
Restructuring reserve at September 30, 2001	$-	$1,400	$14,900	$16,300
	=======	=========	=======	=======

Asset write-downs were for plant and equipment at the Idaho facilities and the write-off of our equity investment in and related receivables from a joint venture in Chile. Employee-related costs include pension curtailment costs arising from the shutdowns of the Idaho facilities and severance costs. Other exit costs include tear-down and environmental cleanup costs related to the Idaho facilities and reserves for contractual obligations with no future benefit. These restructuring reserve liabilities are included in "Accrued liabilities, other" in the accompanying Balance Sheet.

In 1998, we recorded restructuring charges totaling $118.9 million related to the closure of two wood products facilities and companywide cost-reduction and restructuring initiatives. This restructuring is complete, with the exception of a few ongoing severance payments and cleanup costs. During third quarter 2001, we revised the amount of the wood products restructuring reserve. Our estimated cleanup costs were less costly than anticipated, so we reversed $1.0 million of charges related to this reserve which increased pretax income. Remaining reserves included in "Accrued liabilities, other" at September 30, 2001, totaled $2.0 million, compared with $4.6 million at September 30, 2000, and $3.9 million at December 31, 2000.

(14)

RECLASSIFICATIONS. In September 2000, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) issued a consensus on Issue 00-10, Accounting for Shipping and Handling Fees and Costs. This consensus, which became effective and was adopted by us in fourth quarter 2000, requires that amounts billed to customers for shipping be included as a revenue and that amounts paid by us for shipping be included as a cost. To comply with this consensus, reclassifications were made to increase both "Sales" and "Materials, labor, and other operating expenses" by $49.9 million and $148.1 million for the three and nine months ended September 30, 2000.

(15)

NEW ACCOUNTING STANDARDS. In July 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of Statement No. 141 became effective July 1, 2001. The provisions of Statement No. 142 will become effective on January 1, 2002. We are still evaluating the impact of these statements on our results of operations and financial position. Our preliminary assessment indicates that Statement No. 141 will have little impact on us. Our recent acquisitions have been accounted for on the purchase method of accounting, which is continued in the new standard. Statement No. 142 requires us to annually assess our acquired goodwill for impairment. We will complete that initial assessment in accordance with the provisions of the standard in 2002. We will also stop amortization of goodwill effective January 1, 2002. We estimate that for the year 2002, this will decrease amortization expense before tax $10 million to $11 million which will result in a 13 cents to 15 cents increase in diluted earnings per share.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement will change our accounting for landfill closure costs. We currently accrue for the estimated costs of closure over the expected useful life of the landfill. These costs have not been material in any individual year. We are still assessing the impact of this statement on our results of operations and financial position. We will adopt this statement January 1, 2003.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We do not expect this statement to have any significant impact on our results of operations and financial position when we adopt it January 1, 2002..

(16)

SEGMENT INFORMATION. There are no differences from our last annual report in our basis of segmentation or in our basis of measurement of segment profit or loss. An analysis of our operations by segment is as follows:

				Income
				(Loss)
				Before
	Sales (a)			Taxes and
	______________________________________			Minority
	Trade	Intersegment	Total	Interest (b)
	____________	___________	____________	____________
	(thousands)

Three Months Ended September 30, 2001
Office products	$847,608	$534	$848,142	$36,951
Building products	639,706	6,735	646,441	14,192
Paper and paper products	381,806	104,270	486,076	15,271
Corporate and other	5,316	12,861	18,177	(15,720)
	____________	___________	____________	____________
Total	1,874,436	124,400	1,998,836	50,694
Intersegment eliminations	-	(124,400)	(124,400)	-
Interest expense	-	-	-	(31,592)
	____________	___________	____________	____________
Consolidated totals	$1,874,436	$-	$1,874,436	$19,102
	============	===========	============	============

Three Months Ended September 30, 2000
Office products	$935,055	$564	$935,619	$136,296 (c)
Building products	623,790	7,633	631,423	6,673
Paper and paper products	405,444	109,392	514,836	53,695
Corporate and other	6,831	11,686	18,517	(15,213)
	____________	___________	____________	____________
Total	1,971,120	129,275	2,100,395	181,451
Intersegment eliminations	-	(129,275)	(129,275)	-
Interest expense	-	-	-	(39,324)
	____________	___________	____________	____________
Consolidated totals	$1,971,120	$-	$1,971,120	$142,127
	============	===========	============	============

(a)	Reclassifications were made to the 2000 sales to comply with the Emerging Issues Task Force consensus on Issue 00-10 (see Note 14).
(b)	Interest income has been allocated to our segments in the amounts of $0.5 million and $0.2 million for the three months ended September 30, 2001 and 2000.
(c)	Includes a $97.8 million gain from the sale of our European operations (see Note 10).

				Income
				(Loss)
				Before
	Sales (a)			Taxes and
	______________________________________			Minority
	Trade	Intersegment	Total	Interest (b)
	____________	___________	____________	____________
	(thousands)

Nine Months Ended September 30, 2001
Office products	$2,677,903	$1,750	$2,679,653	$106,792
Building products	1,829,027	21,439	1,850,466	(27,794	) (c)
Paper and paper products	1,141,506	326,810	1,468,316	64,464
Corporate and other	17,039	38,148	55,187	(50,365	) (d)
	____________	___________	____________	____________
Total	5,665,475	388,147	6,053,622	93,097
Intersegment eliminations	-	(388,147)	(388,147)	-
Interest expense	-	-	-	(97,878)
	____________	___________	____________	____________
Consolidated totals	$5,665,475	$-	$5,665,475	$(4,781)
	============	===========	============	============

Nine Months Ended September 30, 2000
Office products	$2,774,026	$1,842	$2,775,868	$202,574	(e)
Building products	1,913,725	24,243	1,937,968	50,039
Paper and paper products	1,232,717	326,995	1,559,712	162,527
Corporate and other	21,420	34,149	55,569	(34,801)
	____________	___________	____________	____________
Total	5,941,888	387,229	6,329,117	380,339
Intersegment eliminations	-	(387,229)	(387,229)	-
Interest expense	-	-	-	(113,759)
	____________	___________	____________	____________
Consolidated totals	$5,941,888	$-	$5,941,888	$266,580
	============	===========	============	============

(a)	Reclassifications were made to the 2000 sales to comply with the Emerging Issues Task Force consensus on Issue 00-10 (see Note 14).
(b)	Interest income has been allocated to our segments in the amounts of $1.6 million and $1.3 million for the nine months ended September 30, 2001 and 2000.
(c)	Includes a $58.9 million pretax charge related to the closure of two mills in Idaho and a write-off of our investment in assets in Chile (see Note 13).
(d)	Includes $10.9 million pretax, noncash charge to accrue for a one-time liability related to postretirement benefits (see Note 2).
(e)	Includes a $97.8 million gain from the sale of our European operations (see Note 10).
(17)

LITIGATION AND LEGAL MATTERS. In March 2000, the Environmental Protection Agency (EPA) issued the company a Notice of Violation (NOV) alleging violations of the Clear Air Act at seven plywood plants and one particleboard plant for the period 1979 through 1998. In March 2001, the EPA issued a second NOV, supplementing the original notice. No civil or criminal actions have been filed with regard to these allegations. The NOV, however, sets forth the EPA's authority to seek, among other things, penalties of up to $27,500 per day for each violation. We believe federal statutes of limitation would limit any penalties assessed to a five-year period. We are negotiating with the EPA to resolve these allegations. The company has had several meetings and exchanged correspondence regarding a resolution of the issues raised by the NOVs. Settlements by other companies in the wood products industry that have received similar NOVs have involved the payment of penalties and agreements to install emission control equipment and undertake supplemental environmental projects. The effect of this NOV on our results of operations or financial position is unknown at this time.

We are involved in other litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under these pending litigation or administrative proceedings would not materially affect our results of operations or financial position.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Three Months Ended September 30		Nine Months Ended September 30
	__________________________		__________________________
	2001	2000	2001	2000
	___________	___________	___________	___________

Sales	$1.9 billion	$2.0 billion	$5.7 billion	$5.9 billion
Net income (loss)	$15.0 million	$84.6 million	$(0.8) million	$155.2 million
Net income (loss) per basic share	$0.21	$1.42	$(0.18)	$2.54
Net income (loss) per diluted share	$0.20	$1.33	$(0.18)	$2.39
Net income before nonroutine items	$12.2 million	$27.4 million	$41.8 million	$98.0 million
Net income per basic share before
nonroutine items	$0.16	$0.42	$0.56	$1.54
Net income per diluted share before
nonroutine items	$0.16	$0.40	$0.55	$1.46

	(percentage of sales)

Materials, labor, and other operating expenses	81.2%	80.2%	80.7%	79.7%
Selling and distribution expenses	10.1%	10.0%	10.5%	10.1%
General and administrative expenses	1.8%	1.7%	1.7%	1.6%

Nonroutine Items. In February 2001, we announced the permanent closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho. We completed these closures in the second quarter. Related to these closures, in first quarter 2001, we recorded a pretax charge of $54.0 million. In addition, as a result of a decision to stop development of operations in Chile, in first quarter 2001, we wrote off our investment in assets in that country with a pretax charge of $4.9 million. We recorded both of these charges in our building products segment and in "Other (income) expense, net" in the Statement of Income (Loss) for the nine months ended September 30, 2001. Additional information on these charges is in the results of operations for building products.

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

The net impact of the nonroutine items in 2001 decreased net income $42.6 million and basic and diluted income per share 74 cents and 73 cents, respectively, for the nine months ended September 30, 2001.

In third quarter 2000, our office products distribution business sold its European office products operations to Guilbert S.A. of France. The sale resulted in a pretax gain of $97.8 million, which is recorded in "Other (income) expense, net" and in the office products segment for the three and nine months ended September 30, 2000. We also entered into forward contracts for the purchase of Australian dollars in anticipation of our acquisition in October 2000 of the Blue Star Business Supplies Group of US Office Products in Australia and New Zealand. These contracts resulted in foreign exchange losses in our corporate and other segment of $1.7 million for the three and nine months ended September 30, 2000. The net impact of these year 2000 nonroutine items on the three and nine months ended September 30, 2000, increased net income $57.2 million, or $1.00 per basic share and 93 cents per diluted share.

Overview. The sales decrease between the three months ended September 30, 2001, and the same period in 2000, was a result of a 9% decrease in office products sales and a 6% decrease in paper and paper products sales, offset by a 2% increase in building products sales. The sales decrease between the nine months ended September 30, 2001, and the same period in 2000, was a result of a 6% decrease in paper and paper products sales, a 5% decrease in building products sales, and a 3% decrease in office products sales. See the discussion of the results of operations by segment for additional detail.

Materials, labor, and other operating expenses increased as a percent of sales for the three and nine months ended September 30, 2001, because of higher energy costs in paper and paper products and overall lower sales. Selling and distribution expense as a percent of sales was higher for the three and nine months ended September 30, 2001, compared with the same periods in 2000 due to decreases in sales caused by lower selling prices without a corresponding decrease in fixed selling and distribution expenses. General and administrative expenses increased as a percent of sales for the three and nine months ended September 30, 2001, compared with the same period in 2000, due to the lower sales. See the results of operations by segment for additional detail.

Interest expense was $31.6 million and $39.3 million for the three months ended September 30, 2001 and 2000, compared with $97.9 million and $113.8 million for the nine months ended September 30, 2001 and 2000. The variances were due to lower debt levels and interest rates.

Our effective tax benefit rate for the nine months ended September 30, 2001, was 78.3%, compared with an effective tax provision rate of 40.5% for the nine months ended September 30, 2000. Before nonroutine items, our estimated annual tax provision rate in 2001 is 36.0%, down from the 42.0% annual rate estimated at the end of second quarter. The decrease was due primarily to our charitable donation of surplus property in Vancouver, Washington, for which we will receive a tax benefit. The decrease in the estimated annual tax rate resulted in an out-of-period increase in third quarter basic earnings per share of 5 cents and diluted earnings per share of 4 cents. Our effective tax provision rates were 21.6% and 40.5% for the three months ended September 30, 2001 and 2000. In 2000, our actual tax provision rate was 39.0%. Changes in our tax rates are also due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

For the three months ended September 30, 2001, net income decreased 55% compared with net income before nonroutine items for the three months ended September 30, 2000, in large part due to lower weighted average paper prices and higher energy costs in our paper products business.

For the nine months ended September 30, 2001, net income decreased 57% compared with net income before nonroutine items for the nine months ended September 30, 2000, as a result of lower weighted average paper prices and higher energy and chemical costs in our paper products business, as well as lower wood product sales prices in our building products segment. See the discussion of the results of operations by segment for additional detail.

OFFICE PRODUCTS DISTRIBUTION
	Three Months Ended September 30		Nine Months Ended September 30
	___________________________		____________________________
	2001	2000	2001	2000
	___________	___________	____________	_____________

Sales	$848.1 million	$935.6 million	$2,679.7 million	$2,775.9 million
Segment income	$37.0 million	$136.3 million	$106.8 million	$202.6 million
Segment income before nonroutine items	$37.0 million	$38.5 million	$106.8 million	$104.8 million

	(percentage of sales)

Gross profit margin	24.1%	24.0%	24.0%	24.2%
Operating expenses	19.7%	9.4%	20.0%	16.9%
Operating expenses before nonroutine items	19.7%	19.9%	20.0%	20.5%
Operating profit	4.4%	14.6%	4.0%	7.3%
Operating profit before nonroutine items	4.4%	4.1%	4.0%	3.8%

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

On September 28, 2000, BCOP sold its European operations to Guilbert S.A. of France for $335.3 million. After debt repayments of $17.2 million, we received $158.5 million in 2000 and a final payment, net of forward exchange contracts, of $159.6 million in early January 2001. The sale resulted in a pretax gain for the three and nine months ended September 30, 2000, of $97.8 million, which is recorded in "Other income (expense), net." Sales for the operations sold for the nine months ended September 30, 2000, totaled $241.8 million.

BCOP also formed a joint venture with Guilbert to provide service for both companies' multinational customers. Through the joint venture, BCOP is able to serve Guilbert customers in North America, Australia, and New Zealand, and Guilbert is able to serve BCOP customers in Europe and the Middle East.

On October 6, 2000, BCOP acquired Blue Star Business Supplies Group of US Office Products (Blue Star), a distributor of office and educational supplies in Australia and New Zealand, for $114.7 million in cash and the recording of $13.2 million in estimated acquisition liabilities. We have completed development of our business plan for this acquisition. The final amount of acquisition liabilities recorded was not materially different from that originally estimated. We have closed nine acquired distribution centers and will close nine more acquired distribution centers in the upcoming year. Approximately 220 employees have been terminated. Another 170 employees will be terminated over the next year. Charges against the acquisition liability to date totaled $4.7 million. Blue Star had sales of approximately $227.8 million for the nine months ended September 30, 2000.

In October 2000, BCOP merged Boise Marketing Services, Inc. (BMSI), its majority-owned promotional products subsidiary, with American Identity, a division of IdentityNow. This transaction was accounted for as a business combination under APB Opinion No. 16, Business Combinations. IdentityNow, headquartered in Kansas City, Missouri, is a leading provider of programs for corporate branded merchandise, promotional products, and related items for Fortune 1000 companies. IdentityNow issued shares of its voting common stock in exchange for the assets of BMSI. The assets exchanged were nonmonetary and neither the common stock of BMSI nor IdentityNow is traded on a public exchange. Based on the post-merger business plan and cash flow projections, the value of the IdentityNow common stock received was equal to the value of the BMSI assets contributed. Accordingly, no gain or loss was recorded on the transaction.

On a pro forma basis, if our 2000 acquisition and divestitures had occurred on January 1, 2000, sales for the first nine months of 2000 would have decreased by $81.6 million, while net income and diluted earnings per share would not have materially changed. The above unaudited pro forma financial information does not necessarily represent what would have occurred if the acquisitions and divestitures had taken place on the dates assumed.

Operating Results. Sales decreased 9% for the three months ended September 30, 2001, and decreased 3% for the nine months ended September 30, 2001, compared with the same periods in 2000. Same-location sales decreased 7% for the three months ended September 30, 2001, and were flat for the nine months ended September 30, 2001, compared with the same periods in 2000. Total sales decreased at a higher rate than same-location sales because divestitures were not totally offset by acquisitions. The decrease in same-location sales was mainly due to the slowing U.S. economy that resulted in our existing U.S. customers making fewer purchases.

For the three months ended September 30, 2001, segment income decreased over the same period in 2000, before nonroutine items due to the declining sales discussed above. However, the sales decline was partially offset by improved gross profit margins. Our gross profit margins improved due to higher merchandise margins in the U.S. The improvements were due mainly to eliminating unprofitable accounts and exiting the low-margin computer hardware business. The improvement would have been greater, period over period, except that third quarter 2000 included the now sold European operations which had a higher gross profit margin than our other operations. Operating expenses before nonroutine items as a percent of sales decreased due to our continued efforts to reduce our cost structure and to the sale of the European operations that also had higher operating expenses as a percent of sales than our other operations. As a result of the improvement in gross profit margins and decreased operating expenses, our operating profit as a percentage of sales improved in third quarter 2001 compared to third quarter 2000 before nonroutine items.

For the nine months ended September 30, 2001, segment income increased over the same period in 2000 before nonroutine items. The cost control efforts discussed above resulted in higher operating profit as a percent of sales for the first nine months of 2001 compared with the same period in 2000 before nonroutine items. The gross profit margin and operating expenses as a percent of sales before nonroutine items were both higher for the nine months ended September 30, 2000, compared to the same period in 2001, due to the impact of the now sold European operations.

BUILDING PRODUCTS
	Three Months Ended September 30		Nine Months Ended September 30
	________________________		___________________________
	2001	2000	2001	2000
	___________	___________	____________	____________

Sales	$646.4 million	$631.4 million	$1,850.5 million	$1,938.0 million
Segment income (loss)	$14.2 million	$6.7 million	$(27.8) million	$50.0 million
Segment income (loss) before nonroutine items	$14.2 million	$6.7 million	$31.1 million	$50.0 million

Sales Volumes
Plywood (1,000 sq. ft. 3/8" basis)	455,682	479,320	1,396,396	1,423,547
OSB (1,000 sq. ft. 3/8" basis) (a)	90,259	98,228	280,884	302,853
Lumber (1,000 board ft.)	93,356	103,102	299,935	346,202
LVL (100 cubic ft.)	18,016	16,822	52,170	48,930
I-joists (1,000 equivalent lineal ft.)	41,924	43,765	123,805	110,153
Particleboard (1,000 sq. ft. 3/4" basis)	49,518	48,850	147,847	146,399
Building materials distribution (millions of sales dollars)	$443	$415	$1,237	$1,255

Average Net Selling Prices (b)
Plywood (1,000 sq. ft. 3/8" basis)	$242	$227	$234	$237
OSB (1,000 sq. ft. 3/8" basis)	142	144	132	189
Lumber (1,000 board ft.)	444	415	433	479
LVL (100 cubic ft.)	1,471	1,555	1,509	1,556
I-joists (1,000 equivalent lineal ft.)	900	941	898	965
Particleboard (1,000 sq. ft. 3/4" basis)	245	287	250	294

(a) Includes 100% of the sales of Voyageur Panel, of which we own 47%. (b) Gross invoice price less trade discounts and freight costs.

Nonroutine Items. In February 2001, we announced the permanent closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the steady decline in federal timber offered for sale. We completed these closures in the second quarter, and 373 positions were eliminated. Related to these closures, in first quarter 2001, we recorded a pretax charge of $54.0 million. Sales for our Idaho operations for the nine months ended September 30, 2001 and 2000, were $59.4 million and $86.9 million. Sales for the years ended December 31, 2000 and 1999, were $115.8 million and $138.6 million. Our operating loss for the nine months ended September 30, 2001, was $5.5 million, while our operating income for the nine months ended September 30, 2000, was $1.9 million. Operating income for the years ended December 31, 2000 and 1999, was $2.2 million and $15.4 million.

In addition, as a result of a decision to stop development of operations in Chile, we wrote off our investment in assets in that country with a pretax charge of $4.9 million. We recorded both of these charges in our building products segment and in "Other (income) expense, net" in the Statement of Income (Loss) for the nine months ended September 30, 2001.

Restructuring reserve liability account activity related to these 2001 charges is as follows:
	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	_______	________	______	_______
	(thousands)

2001 expense recorded	$21,300	$15,000	$22,600	$58,900
Assets written down	(21,300)	-	-	(21,300)
Pension liability recorded	-	(9,600)	-	(9,600)
Charges against the reserve	-	(4,000)	(7,700)	(11,700)
	_______	________	______	_______
Restructuring reserve at September 30, 2001	$-	$1,400	$14,900	$16,300
	=======	========	======	=======

Asset write-downs were for plant and equipment at the Idaho facilities and the write-off of our equity investment in and related receivables from a joint venture in Chile. Employee-related costs include pension curtailment costs arising from the shutdowns of the Idaho facilities and severance costs. Other exit costs include tear-down and environmental cleanup costs related to the Idaho facilities and reserves for contractual obligations with no future benefit. We estimate that these closures will require cash outlays of about $14.3 million in 2001. We spent approximately $11.7 million in the first nine months of 2001. Most of the remaining reserve balance will be spent in 2002. These restructuring reserve liabilities are included in "Accrued liabilities, other" in the accompanying Balance Sheet.

Acquisitions. On June 30, 2000, we acquired Alliance Forest Products-Joists, Inc. (AllJoist). Formerly a subsidiary of Alliance Forest Products, Inc., AllJoist operates a wood I-joist manufacturing plant in St. Jacques, New Brunswick, Canada. The purchase price was $14.6 million in cash.

On a pro forma basis, if the AllJoist acquisition had occurred on January 1, 2000, sales for the first nine months of 2000 would have increased by $11 million, while net income and diluted earnings per share would not have materially changed. This unaudited pro forma financial information does not necessarily represent what would have occurred if the acquisition had taken place on the date assumed.

Operating Results Before Nonroutine Items. The 2% increase in sales for the three months ended September 30, 2001, compared with the same period in 2000, was due in part to a 7% improvement in building materials distribution sales, as well as 7% higher average lumber and plywood prices. This was partially offset by decreased unit sales volumes for plywood, OSB, lumber, and I-joists. The decline in unit sales volumes for plywood and lumber was due to the closure of our Idaho operations in June 2001. Also average LVL, I-joists, and OSB prices were 5%, 4%, and 1% lower, respectively, than those of a year ago.

Sales for the nine months ended September 30, 2001, decreased 5% compared with the same period in 2000. The decline was due to lower sales prices for all our products. OSB prices declined 30% and lumber prices declined 10%. Building materials distribution sales declined 1% compared with the same nine months in 2000.

The 113% increase in operating income for the three months ended September 30, 2001, compared with the same period in 2000, was due in large part to 7% higher average lumber and plywood prices. The 38% decrease in operating income before nonroutine items for the nine months ended September 30, 2001, compared with the same period in 2000, was due to the lower wood product prices. This was partially offset by favorable period to period costs with favorable wood costs more than offsetting increased conversion and distribution costs.

PAPER AND PAPER PRODUCTS
	Three Months Ended September 30		Nine Months Ended September 30
	________________________		___________________________
	2001	2000	2001	2000
	___________	___________	____________	____________

Sales	$486.1 million	$514.8 million	$1,468.3 million	$1,559.7 million
Segment income	$15.3 million	$53.7 million	$64.5 million	$162.5 million

Sales Volumes
(thousands of short tons)
Uncoated free sheet	336	343	1,032	1,056
Containerboard	172	170	479	508
Newsprint	101	100	280	314
Other	45	33	116	114
	_____	_____	_____	_____
Total	654	646	1,907	1,992
	=====	=====	=====	=====
Average Net Selling Prices (a)
(per short ton)
Uncoated free sheet	$736	$761	$752	$771
Containerboard	376	416	383	403
Newsprint	485	470	502	441

(a) Gross invoice price less trade discounts and freight cost.

Operating Results. The decrease in sales in both periods of 2001 compared to 2000 was due to decreases in weighted average paper prices. In the third quarter 2001, weighted average paper prices decreased 5% from third quarter 2000. Year-to-date weighted average paper prices decreased 2%, while unit, year-to-date sales volume decreased 4%. During the third quarter 2001, we took about 96,000 tons of capital project-, market-, and maintenance-related curtailment, bringing the total to 191,000 tons for the year. This compares with 30,000 tons taken during third quarter 2000, bringing the total to 105,000 tons for the nine months ended September 30, 2000. Segment income decreased significantly for both periods in 2001 due to the price and volume factors discussed above and higher energy costs. Unit manufacturing costs increased about 3% in the third quarter, compared with a year ago. Year-to-date unit costs increased 7% compared with the prior year. Higher energy costs and a decline in production accounted for the increased unit costs in both comparison periods.

FINANCIAL CONDITION AND LIQUIDITY

Operating Activities. For the first nine months of 2001, operations provided $273.4 million in cash compared with $397.5 million for the same period in 2000. For the nine months ended September 30, 2001, net income items provided $284.9 million of cash, and unfavorable changes in working capital items used $11.5 million. For the first nine months of 2000, net income provided $333.7 million of cash, and favorable working capital items added $63.8 million. We have sold fractional ownership interests in a defined pool of trade accounts receivable. At September 30, 2000, $150 million of sold accounts receivable were excluded from "Receivables" in the accompanying Balance Sheets, compared with the December 31, 1999, balance of $100 million. The increase in sold accounts receivable of $50 million over the amount at December 31, 1999, provided cash for operations for the nine months ended September 30, 2000. Our current ratio was 0.89:1 at September 30, 2001, and 1.78:1 at September 30, 2000, compared with 1.55:1 at December 31, 2000. The change in the current ratio is primarily the result of $425.0 million of borrowings under our revolving credit agreement and $125.0 million of our 9.85% notes being classified from long-term debt to current portion of long-term debt.

Investing Activities. Cash used for investment was $103.1 million for the first nine months of 2001 and was $308.9 million for the same period in 2000. Cash expenditures for property and equipment, timber and timberlands, and investments in equity affiliates totaled $231.2 million in 2001 and $204.6 million in 2000. In September 2000, we received $157.8 million for the sale of our European operations. In early January 2001, we received a final payment, net of forward exchange contracts, of $159.6 million for the note receivable from this sale. We used $216.1 million of cash for the purchase of the BCOP minority shares in 2000.

In 2001 we expect to spend around $325 million in capital expenditures, excluding acquisitions. These amounts include approximately $33 million for our environmental compliance program. We have begun construction of a new facility in Washington to manufacture wood-plastic composite building products. The total cost of this facility is expected to be $75 million to $80 million, with $30 million to $35 million of the spending occurring in 2001.

We also expect to spend $25 million to $30 million in 2001 to build and operate a veneer and plywood mill in the city of Guaiba, Rio Grande do Sul, Brazil. The mill will use plantation eucalyptus to produce veneer that will be used primarily to make laminated veneer lumber at our plant in Alexandria, Louisiana. We acquired about 35,000 acres of existing eucalyptus plantation land. The plant is slated for start-up in late 2001.

The balance of our capital spending will be for quality and efficiency projects, replacement, and modest purchases of timber and timberlands.

Financing Activities. Cash used for financing was $163.3 million for the first nine months of 2001. Cash used for financing was $5.8 million for the first nine months of 2000. Dividend payments totaled $33.6 million and $33.9 million for the first nine months of 2001 and 2000. In both years, our quarterly dividend was 15 cents per common share.

Changes in short-term borrowings represent net changes in notes payable as we manage our cash flow needs. Additions to long-term debt for the nine months ended September 30, 2001, included $14.6 million of bank debt for our Australian operations. Payments of long-term debt in this period included $125.0 million under our revolving credit agreement and repayment of $30.0 million of medium-term notes. Additions to long-term debt for the nine months ended September 30, 2000, included $175.0 million of borrowings under our revolving credit agreement. Payments of long-term debt in this period included retirement of $100.0 million of 9.9% notes.

At September 30, 2001 and 2000, we had $1.8 billion and $1.9 billion of debt outstanding. At December 31, 2000, we had $1.9 billion of debt outstanding. Our debt-to-equity ratio was 1.02:1 and 1.10:1 at September 30, 2001 and 2000. Our debt-to-equity ratio was 1.09:1 at December 31, 2000.

Our debt and debt-to-equity ratio include the guarantee by the company of the remaining $99.4 million of debt incurred by the trustee of our leveraged employee stock ownership plan. While that guarantee has a negative impact on our debt-to-equity ratio, it has virtually no effect on our cash coverage ratios or on other measures of our financial strength.

At September 30, 2001, we had $51.6 million of short-term borrowings outstanding. At September 30, 2000, we had $21.6 million of short-term borrowings outstanding. The maximum amounts of combined short-term borrowings outstanding during the nine months ended September 30, 2001 and 2000, were $126.9 million and $164.5 million. The average amounts of short-term borrowings outstanding during the nine months ended September 30, 2001 and 2000, were $55.1 million and $93.3 million. The average interest rates for these borrowings were 5.0% for 2001 and 6.6% for 2000.

We have a revolving credit agreement with 23 major banks that permits us to borrow as much as $600 million at variable interest rates based on the London Interbank Offered Rate (LIBOR). At September 30, 2001, the rate was 3.6% and there were $425.0 million of borrowings outstanding under this agreement. When the agreement expires in June 2002, any amount outstanding will be due and payable. We intend to negotiate a new revolving credit agreement prior to that date. The revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratios, and ceiling ratios of debt to capitalization. Under this agreement, the payment of dividends depends on the existence of and the amount of net worth in excess of the defined minimum. Our net worth at September 30, 2001, exceeded the defined minimum by $105.1 million.

Under pension accounting rules, we are required to adjust our minimum pension liability at the end of each year. The amount of minimum pension liability is partially determined based on the return on plan assets. If negative returns in the equity markets continue and we do not make additional discretionary contributions to our plans, our minimum pension liability at December 31, 2001, may increase significantly over the amount recorded at December 31, 2000. An increase in minimum pension liability would result in a decrease in shareholders' equity in "Accumulated other comprehensive loss." If the net decrease in shareholders' equity is sufficiently large, our net worth at December 31, 2001, may not be in excess of the defined minimum in our revolving credit agreement.

As we do each year, we are also evaluating our future pension assumptions. Decreases in both our long-term asset return assumptions and actual performance could significantly increase our future years' pension expense and cash pension contribution requirements.

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

At September 30, 2001, we had $430 million of unused borrowing capacity registered with the Securities and Exchange Commission (SEC) for additional debt securities. In addition, at September 30, 2001, we had registered with the SEC $300 million in universal shelf capacity. Under this registration statement, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and/or purchase contracts.

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

OUTLOOK

The terrorist attacks in New York City and Washington, D.C., on September 11 delivered a shock to the U.S. economy, which was already weak. Each of our businesses was hurt by a drop in demand. Although demand has recovered partially since mid-September and our businesses have operated well, it is very difficult to predict the pace and strength of any further recovery.

Looking ahead, our office products business will be significantly influenced by white-collar employment trends. We expect same-location sales in the fourth quarter to be 5% to 7% lower than the year-ago fourth quarter. We will continue to control expenses aggressively, keep our cost structure in line with sales levels, and pursue internal growth initiatives. Operating margins in the fourth quarter should be better than last year's.

Declining market trends in building products have continued into the fourth quarter. Product prices in October for all of our wood products were below September levels and the third-quarter average. Although home mortgage rates have declined, consumer sentiment will likely dictate levels of new housing activity.

In our paper business, energy costs have declined from earlier 2001 levels but remain high by historical standards. Demand for our paper products remains anemic, but industry inventory levels have continued to decline, reducing the possibility of an inventory overhang when business activity recovers. We expect average product prices in the fourth quarter to be lower than in the third quarter.

For the company overall, we remain very cautious about our prospects for the fourth quarter of this year and early 2002, because our ability to predict the direction of the business is more limited than it's been in the past.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of Statement No. 141 became effective July 1, 2001. The provisions of Statement No. 142 will become effective on January 1, 2002. We are still evaluating the impact on our results of operations and financial position. Our preliminary assessment indicates that Statement No. 141 will have little impact on us. Our recent acquisitions have been accounted for on the purchase method of accounting, which is continued in the new standard. Statement No. 142 requires us to annually assess our acquired goodwill for impairment. We will complete that initial assessment in accordance with the provisions of the standard in 2002. We will also stop amortization of goodwill effective January 1, 2002. We estimate that for the year 2002, this will decrease amortization expense before tax between $10 million to $11 million which will result in a 13 cents to 15 cents increase in diluted earnings per share.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement will change our accounting for landfill closure costs. We currently accrue for the estimated costs of closure over the expected useful life of the landfill. These costs have not been material in any individual year. We are still assessing the impact of this statement on our results of operations and financial position. We will adopt this statement January 1, 2003.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We do not expect this statement to have any significant impact on our results of operations and financial position when we adopt it January 1, 2002.

On January 1, 2001, we adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. Adoption of this statement did not have a material impact on our results of operations or financial position.

TIMBER SUPPLY AND ENVIRONMENTAL ISSUES

For information on timber supply and environmental issues, see our Annual Report on Form 10-K for the year ended December 31, 2000, Exhibit 13.1, Financial Review and our quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2001, Part II, Item I, Legal Proceedings.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis, including the Outlook section, includes forward-looking statements within the meaning of the federal securities laws. Actual results may differ materially from those expressed in or implied by these statements. Factors that could cause actual results to differ from projected results include, among other things, changes in economic conditions in the United States and abroad; fluctuations in production capacity and demand across pulp, paper, and wood products markets; the level of housing starts and remodeling activity; changes in the demand for office products, including changes affected by employment levels; competitive pricing pressures; changes in interest rates; and other factors included in our filings with the Securities and Exchange Commission.

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

At September 30, 2001, we had foreign exchange contracts that were purchased to mitigate exchange risk related to 184.8 million New Zealand dollar-denominated receivables. Exchange gains and losses on the forward exchange contracts partially offset exchange gains or losses on the receivables. These contracts mature in November 2001, had a notional amount in New Zealand dollars of 160.0 million, a weighted average contractual exchange rate of 0.44136, and a fair value of a positive $5.8 million at September 30, 2001, based on the spot rate on that date. Gains and losses on these contracts are recognized in income as they occur.

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

Several potential class action lawsuits have been filed against the company arising out of its former manufacture and sale of hardboard siding products. The company discontinued the manufacturing of these products in 1984. These lawsuits allege that siding manufactured by the company was inherently defective when used as exterior cladding for homes and other buildings. The plaintiffs have sought to hold the company financially responsible for the repair and replacement of siding, to make restitution to the class members, and to award each class member compensatory and enhanced damages. To date, no court has granted class certification in any of these actions, and all of the cases, except one, have been dismissed in their entirety. In the remaining action, the individual plaintiff seeks "a sum in excess of $15,000." The remaining lawsuit is filed in the Circuit Court of Champaign County, Illinois; the court dismissed the claims of all but one plaintiff in January 2001. The dismissed plaintiffs have appealed this ruling to the Fourth District Appellate Court in Illinois. We believe there are valid factual and legal defenses to these cases and will continue to resist certification of any class and vigorously defend all claims by the plaintiffs.

See our Annual Report on Form 10-K for the year ended December 31, 2000, and our quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2001, for information concerning other legal proceedings.

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

BOISE CASCADE CORPORATION
/s/ Thomas E. Carlile _________________________________ Thomas E. Carlile Vice President and Controller (As Duly Authorized Officer and Chief Accounting Officer)
Date: November 13, 2001

BOISE CASCADE CORPORATION
INDEX TO EXHIBITS
Filed With the Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2001
Number	Description	Page Number
10	Deferred Compensation and Benefits Trust, as amended by the Sixth Amendment dated May 1, 2001	29
11	Computation of Per Share Earnings	30
12.1	Ratio of Earnings to Fixed Charges	31
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements	32