Form 10-K405
period 2001-12-31
BOISE CASCADE CORP
filed 2002-03-18
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to __________________ Commission File Number: 1-5057
BOISE CASCADE CORPORATION (Exact name of registrant as specified in its charter)
Delaware	82-0100960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 West Jefferson Street P.O. Box 50 Boise, Idaho	83728-0001
(Address of principal executive officers)	(Zip Code)

(208) 384-6161
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $2.50 par value	New York Stock Exchange
American & Foreign Power Company Inc. Debentures, 5% Series due 2030	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange
7.5% Adjustable Conversion-Rate Equity Security Units (Issued by Boise Cascade Trust I)	New York Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the stock was sold as of the close of business on February 28, 2002: $2,088,330,611.

Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of February 28, 2002 58,089,864

Documents incorporated by reference
1.

Portions of the registrant's annual report for the fiscal year ended December 31, 2001, are attached as Exhibit 13.1 to the Form 10-K, and are incorporated by reference into Parts I, II, and IV of this Form 10-K, and

2.

Portions of the registrant's proxy statement relating to its 2002 annual meeting of shareholders to be held on April 18, 2002 ("Boise Cascade's proxy statement"), are incorporated by reference into Part III of this Form 10-K.

TABLE OF CONTENTS

PART I

PART II

5.	Market for Registrant's Common Equity and Related Stockholder Matters	15

6.	Selected Financial Data	16

7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17

7A.	Quantitative and Qualitative Disclosures About Market Risk	17

8.	Financial Statements and Supplementary Data	17

9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	18

PART III

10.	Directors and Executive Officers of the Registrant	19

11.	Executive Compensation	21

12.	Security Ownership of Certain Beneficial Owners and Management	21

13.	Certain Relationships and Related Transactions	21

PART IV

14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	22

PART I
ITEM 1.	BUSINESS

As used in this 2001 Annual Report, the terms "Boise" and "we" include Boise Cascade Corporation and its consolidated subsidiaries and predecessors. Beginning with our 2001 Annual Report on Form 10-K, we have changed our company trade name to Boise and the names of our reportable business segments to Office Solutions, Building Solutions, Paper Solutions, and Corporate and Other. Previously, we referred to Boise Cascade Corporation and the office products, building products, paper and paper products, and corporate and other segments.

Boise is a major distributor of office products and building materials and an integrated manufacturer and distributor of paper and wood products. We are headquartered in Boise, Idaho, with domestic and international operations. We own or control over 2 million acres of timberland in the United States. We were incorporated under the laws of Delaware in 1931 under the name Boise Payette Lumber Company of Delaware, as a successor to an Idaho corporation formed in 1913. In 1957, our name was changed to Boise Cascade Corporation.

Financial information pertaining to each of our industry segments and to each of our geographic areas for the years 2001, 2000, and 1999 is presented in Note 16, "Segment Information," of the Notes to Financial Statements in our 2001 Annual Report. This information is included in Exhibit 13.1 to the Form 10-K and is incorporated by reference.

Our sales and income are affected by the industry supply of products relative to the level of demand and by changing economic conditions in the markets we serve. Demand for paper and paper products and for office products correlates closely with real growth in the gross domestic product and with white collar employment levels. Paper and paper products and building products operations are also affected by supply and demand in international markets and by customer inventory levels. Our building products businesses are dependent on repair-and-remodel activity, housing starts, and commercial and industrial building, which in turn are influenced by the availability and cost of mortgage funds. Declines in building activity that may occur during winter affect our building products businesses. In addition, some operating costs may increase at facilities affected by cold weather. Seasonal influences, however, are generally not significant.

We have no unusual working capital practices. We believe the management practices followed by Boise with respect to working capital conform to common business practices in the United States.

We engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. It is our policy to review our operations periodically and to dispose of assets which fail to meet our criteria for return on investment or which cease to warrant retention for other reasons. (See Notes 3, 13, 14, and 15 of the Notes to Financial Statements in our 2001 Annual Report. This information is included in Exhibit 13.1 to the Form 10-K and is incorporated by reference.)

OFFICE SOLUTIONS

Boise distributes a broad line of items for the office, including office supplies and paper, technology products, and office furniture through our Office Solutions segment. All of the products sold by this segment are purchased from outside manufacturers or from industry wholesalers, except office papers which are sourced primarily from our paper operations. Office Solutions sells these office products directly to corporate, government, and small- and medium-sized offices in the United States, Canada, Mexico, Australia, and New Zealand.

Customers with more than one location are often served under the terms of one contract (national contract). These national contracts provide consistent products, prices, and service to multiple locations. If the customer desires, we also provide summary billings, usage reporting, and other special services. At February 28, 2002, Office Solutions operated 64 distribution centers, 2 outbound sales centers, and 4 customer service centers. Office Solutions also operates over 100 retail stores in Canada, Hawaii, Australia, and New Zealand.

Office Solutions sales for 2001, 2000, 1999, 1998, and 1997 were $3,536 million, $3,697 million, $3,397 million, $3,081 million, and $2,607 million, respectively.

In April 1995, Boise Cascade Office Products Corporation (BCOP) completed an initial public offering. Immediately after the offering, we owned 82.7% of BCOP's outstanding common stock. In December 1999, we announced a proposal to acquire the 18.9% of BCOP's then outstanding common stock owned by other shareholders. In March 2000, with the recommendation of BCOP's board of directors, we commenced a tender offer for these shares of $16.50 per share in cash. The tender offer was completed on April 19, 2000. Effective April 20, 2000, BCOP again became a wholly owned subsidiary of Boise Cascade Corporation. (See Note 14 of the Notes to Financial Statements in our 2001 Annual Report. This information is included in Exhibit 13.1 to the Form 10-K and is incorporated by reference.)

In September 2000, we sold our European office products operations to Guilbert S.A. of France. In October 2000, we acquired the Blue Star Business Supplies Group of US Office Products, a distributor of office and educational supplies in Australia and New Zealand.

In October 2000, we contributed the assets of Boise Marketing Services, Inc. (BMSI), our majority-owned promotional products subsidiary, to IdentityNow. IdentityNow provides corporate branded merchandise, promotional products, and related items for Fortune 1000 companies. This transaction was accounted for as a purchase business combination. IdentityNow issued shares of its voting common stock in exchange for the assets of BMSI. The assets exchanged were nonmonetary. The common stock of neither BMSI nor IdentityNow is traded on a public exchange. Based on the postmerger business plan and cash flow projections, the value of the IdentityNow common stock received was equal to the value of the BMSI assets contributed. Accordingly, no gain or loss was recorded on the transaction. As a result of the merger, we hold approximately a 29% equity position in IdentityNow. We account for our investment under the equity method of accounting. Our investment in this venture was $25.0 million and $92.4 million at December 31, 2001 and 2000.

In December, we received notice that the consolidated group of which IdentityNow is a member was experiencing liquidity problems that could affect IdentityNow. In addition, the promotional products industry was hard hit in 2001 by the decline in the U.S. economy, as companies reduced their discretionary spending. Also in December, IdentityNow provided us with revised revenue projections showing lower sales for the company than previously estimated. Based on this information, we concluded that a decline in the fair value of our investment in IdentityNow was more than temporary. Therefore, in December 2001, we wrote down our investment in IdentityNow to its estimated fair value using a discounted cash flow valuation method. We recorded a noncash, pretax charge of $54.3 million. We recorded a $4.6 million tax benefit related to this write-down. The fair value of our investment could further decline if actual cash flows are less than projected or if IdentityNow, or the consolidated group of which it is a member, experiences additional liquidity problems.

BUILDING SOLUTIONS

Boise is a major producer of structural panels, lumber, and particleboard through our Building Solutions segment. We also manufacture engineered wood products consisting of laminated veneer lumber (LVL), which is a high-strength engineered structural lumber product, wood I-joists, and laminated beams. Most of our production is sold to independent wholesalers and dealers and through our own wholesale building materials distribution outlets. Our wood products are used primarily in housing, industrial construction, and a variety of manufactured products. Wood products manufacturing sales for 2001, 2000, 1999, 1998, and 1997 were $792 million, $882 million, $958 million, $913 million, and $958 million, respectively.

The following table sets forth annual practical capacities of our wood products facilities as of December 31, 2001, and our 2001 production:
	Number of Mills	Capacity at December 31, 2001 (a)	Production
	_________	__________________	___________
		(millions)
Plywood and veneer (sq. ft.) (3/8" basis) (b)	11	1,805	1,821
Oriented strand board (OSB) (sq. ft.) (3/8 " basis) (c)	1	400	391
Lumber (board feet)	7	390	378
Particleboard (sq. ft.) (3/4" basis)	1	200	198
Engineered wood products (d)	3
Laminated veneer lumber (cubic feet)		18	11
I-joists (equivalent lineal feet)		-	151
(a)	Capacity is production assuming normal operating shift configurations.
(b)	Production and operating rate applicable to plywood only. Not included is our plant in Brazil, which is in the start-up phase.
(c)

In 1995, we formed a joint venture to build an oriented strand board (OSB) plant in Barwick, Ontario, Canada. We own 47% of the joint venture and account for it on the equity method. A subsidiary of Abitibi-Consolidated, Inc., the Northwestern Mutual Life Insurance Company, and Allstate Insurance Company hold the other 53%. The 400 million square feet of annual capacity represents 100% of the production volume.

(d)	A portion of laminated veneer lumber production is used to manufacture I-joists at two engineered wood products plants. Capacity is based on laminated veneer lumber production only.

In February 2001, we announced the permanent closure of our plywood mill and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the significant decline in federal timber offered for sale. We completed these closures in the second quarter, and 373 positions were eliminated.

In 2001, we began construction of a new facility in Satsop, Washington, to manufacture wood-plastic composite building products. Start-up should occur in third quarter 2002. The raw material for these products will come from plastic waste, such as warehouse, grocery, nursery, and building materials film and wrap, and urban wood waste from the western United States. Our initial launch into the marketplace will be a siding product that is intended for residential construction in the Northwest.

We formed a wholly owned subsidiary, Boise Cascade do Brasil, to build and operate a veneer and plywood mill in the city of Guaiba, Rio Grande do Sul, Brazil. The mill, which uses plantation eucalyptus, will be able to produce 150 million square feet of 3/8" veneer a year. About 70% of the veneer will be used to produce LVL at our plant in Alexandria, Louisiana. The rest will be processed into hardwood plywood in Guaiba for use in the furniture industry. We began construction in first quarter 2001. Start-up of the plant began in fourth quarter 2001.

Boise operates 28 wholesale building materials distribution facilities. These operations market a wide range of building materials, including lumber, plywood, oriented strand board, particleboard, decking, engineered wood products, paneling, drywall, builders' hardware, and metal products. These products are distributed to retail lumber dealers, home centers specializing in the do-it-yourself market, and industrial customers. A portion (approximately 30% in 2001) of the lumber, panels, and engineered wood products required by our distribution operations is provided by our manufacturing facilities, and the balance is purchased from outside sources.

The following table sets forth sales volumes for our building materials manufacturing business and sales dollars for our building materials distribution business for the years indicated:

	2001	2000	1999	1998	1997
	_____	_____	_____	_____	_____
	(millions)

Plywood (square feet -- 3/8" basis)	1,820	1,880	1,529	1,815	1,836
Oriented strand board (square feet -- 3/8" basis) (a)	389	397	374	347	151
Lumber (board feet)	393	448	517	572	657
Laminated veneer lumber (cubic feet)	6.7	6.3	5.5	3.8	2.7
I-joists (equivalent lineal feet)	156	142	135	106	82
Particleboard (square feet -- 3/4" basis)	199	193	187	190	195
Building materials distribution (sales dollars)	$1,596	$1,601	$1,289	$873	$742
(a)	Includes 100% of the sales volume from our joint venture, of which we own 47%.

TIMBER RESOURCES

Boise owns or controls approximately 2.3 million acres of timberland in the U.S. Our timberlands are managed as part of our Building Solutions and Paper Solutions segments. The impact of our timberlands on our results of operations is included in these segments. The amount of timber we harvest each year from our timber resources, compared with the amount we purchase from outside sources, varies according to the price and supply of timber for sale on the open market and according to what we deem to be in the interest of sound management of our timberlands. During 2001, 44% of our timber needs were met by internal sources, 47% were provided by private sources, and 9% were met by government sources. During 2000, these percentages were 41%, 47%, and 12%, and in 1999, they were 40%, 50%, and 10%. Over the past several years, the amount of timber from public lands available for commercial harvest in the United States has declined significantly due to environmental litigation and changes in government policy. In 2001, we closed our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the significant decline in federal timber offered for sale. Further constraints on timber supply that would affect our remaining facilities may be imposed in the future. Additional curtailments or closures of our wood products manufacturing facilities are possible.

In March 2002, we announced that we will make no new commitments to enter into federal timber contracts that would require the harvest of timber from old-growth forests. This announcement formally recognizes a trend that Boise has already been following, and will not materially affect our available timber supply.

In 2001, we purchased 19,000 acres of timberland to support the operations of our pulp and paper mill in Jackson, Alabama. Fiber for our newly constructed eucalyptus veneer and plywood plant in Brazil will initially come from private sources. We also purchased 35,000 acres of plantation land in Brazil to meet future fiber requirements.

Long-term leases of private lands generally provide Boise with timber harvesting rights and carry with them the responsibility for managing the timberlands. The remaining life of all leases ranges from 15 to 64 years. In addition, we have an option to purchase approximately 205,000 acres of timberland under lease and/or contract in the South. We seek to maximize the utilization of our timberlands through efficient management so that the timberlands will provide a sustained supply of wood for future needs. To do this, we work to improve tree selection, site preparation, planting, fertilization, thinning, and logging techniques. For example, using genetic analysis, we are able to select trees that are larger and provide faster growth, increased disease resistance, and a higher proportion of usable fiber. Computerization enables us to compile and analyze complex data to identify the most beneficial level of management for specific timberland tracts.

During 2001, our mills processed approximately 0.8 billion board feet of sawtimber (timber used to make lumber and veneer) and 1.6 million cords of pulpwood (timber used in papermaking); 51% of the sawtimber and 55% of the pulpwood were harvested from our owned or controlled timber resources. The balance was acquired from various private and government sources. Approximately 60% of the 1.1 million bone-dry units (a bone-dry unit is 2,400 dry pounds) of hardwood and softwood chips consumed by our Northwest pulp and paper mills in 2001 were provided from our whole-log chipping facility, our cottonwood fiber farm, and our Northwest wood products manufacturing facilities as residuals from the processing of solid wood products. Of the 638,000 bone-dry units of residual chips used in the South, 33% were provided by our Southern wood products manufacturing facilities.

At December 31, 2001, 2000, and 1999, the acreages of owned or controlled timber resources in the United States by geographic area and the approximate percentages of total fiber requirements available from our respective timber resources in these areas and from the residuals from processed purchased logs are shown in the following table:

	Northwest (a)			Midwest (b)			South (c)			Total (d)
	______________________			______________________			______________________			______________________
	2001	2000	1999	2001	2000	1999	2001	2000	1999	2001	2000	1999
	______	______	______	______	______	______	______	______	______	______	______	______
	(thousands of acres)

Fee	1,281	1,279	1,277	308	308	308	438	419	418	2,027	2,006	2,003
Leases and contracts	30	30	30	-	-	-	288	286	287	318	316	317
	______	______	______	______	______	______	______	______	______	______	______	______
	1,311	1,309	1,307	308	308	308	726	705	705	2,345	2,322	2,320
Approximate % of total fiber requirements available from: (e) Owned and controlled timber resources	35%	30%	29%	19%	21%	23%	44%	39%	37%	36%	32%	31%
Residuals from processed purchased logs	8	12	11	-	-	-	4	5	4	6	8	8
	______	______	______	______	______	______	______	______	______	______	______	______
Total	43%	42%	40%	19%	21%	23%	48%	44%	41%	42%	40%	39%
(a)	Principally sawtimber.
(b)	Principally pulpwood.
(c)	Sawtimber and pulpwood.
(d)

At December 31, 2001, our inventory of merchantable sawtimber was approximately 6.8 billion board feet, and our inventory of pulpwood was approximately 11.3 million cords. At December 31, 2000, these inventories were approximately 6.8 billion board feet and approximately 11.2 million cords, and at December 31, 1999, these inventories were approximately 6.8 billion board feet and approximately 11.1 million cords.

(e)

Assumes harvesting of company-owned and controlled timber resources on a sustained timber yield basis and operation of our paper and wood products manufacturing facilities at practical capacity. Percentages shown represent weighted average consumption on a cubic volume basis.

We assume substantially all risks of loss from fire and other casualties on all the standing timber we own, as do most owners of timber tracts.

Additional information pertaining to our timber resources is presented under the caption "Timber Supply and Environmental Issues" of the Financial Review in our 2001 Annual Report. This information is included in Exhibit 13.1 to the Form 10-K and is incorporated by reference.

PAPER SOLUTIONS

Boise manufactures and sells uncoated free sheet papers (office papers, printing grades, forms bond, envelope papers, and value-added papers), containerboard, corrugated containers, newsprint, and market pulp through our Paper Solutions segment. Paper Solutions sales on a segment basis for 2001, 2000, 1999, 1998, and 1997 were $1,942 million, $2,048 million, $1,887 million, $1,888 million, and $1,744 million, respectively.

This business segment is focused primarily on uncoated free sheet papers and containerboard and corrugated containers. Uncoated free sheet represented 55% of segment revenues in 2001, and containerboard and corrugated containers accounted for 22%. Newsprint, market pulp, and wood fiber accounted for the remaining 23% of revenue.

In terms of company integration, 34% of our uncoated free sheet is sold through our office products business, and the equivalent of 57% of our containerboard production is consumed by our corrugated container plants.

Our paper and containerboard is manufactured at five mills in the United States. These mills had an annual capacity of 2.9 million short tons at December 31, 2001. Our products are sold to distributors and industrial customers primarily by our own sales personnel with the exception of newsprint, which is marketed by Abitibi-Consolidated, Inc., under a long-term contract. Corrugated containers are manufactured at six U.S. plants, which have an annual capacity of approximately 6.0 billion square feet. The containers produced at our plants are used to package fresh fruit and vegetables, processed food, beverages, and many other industrial and consumer products. We sell our corrugated containers primarily through our own sales personnel.

Our paper mills are supplied with pulp primarily from our own integrated pulp mills. Pulp mills in the Northwest manufacture chemical pulp from wood residuals produced as a byproduct of solid wood products manufacturing plants. Pulp mills in the Midwest and South manufacture chemical, thermomechanical, and groundwood pulp primarily from pulpwood logs and, to a lesser extent, from wood residuals from solid wood products facilities. We also process most of the recycled fiber used in our paper and containerboard products.

Wood residuals are provided by our own sawmills and panel plants in the Northwest and, to a lesser extent, in the South, and the remainder is purchased from outside sources.

The following table sets forth annual practical capacities of our paper manufacturing locations as of December 31, 2001, and our 2001 production:
	Number of	Capacity at
	Machines	December 31, 2001 (a)	Production
	___________	_________________	___________
		(short tons)

PULP AND PAPER MILLS

Jackson, Alabama
Uncoated free sheet	2	505,000	457,469
DeRidder, Louisiana
Containerboard	1	560,000	521,049
Newsprint	2	440,000	404,404
International Falls, Minnesota
Uncoated free sheet	4	560,000	460,480
St. Helens, Oregon
Uncoated free sheet	3	270,000	240,710
Market pulp	-	115,000	100,767
Wallula, Washington
Uncoated free sheet	1	235,000	225,880
Market pulp	1	125,000	119,088
Containerboard	1	130,000	123,778
	___________	________	_________

Total	15	2,940,000	2,653,625
	===========	========	=========

ANNUAL CAPACITY BY PRODUCT

Uncoated free sheet		1,570,000
Containerboard		690,000
Newsprint		440,000
Market pulp		240,000
		________
Total		2,940,000
		========
(a)	Capacity assumes 24-hour days, 365 days per year, except for days allotted for planned maintenance.

The following table sets forth sales volumes of paper and paper products for the years indicated:

	2001	2000	1999	1998	1997
	_______	_______	_______	_______	_______
	(thousands of short tons)

Uncoated free sheet	1,386	1,393	1,426	1,403	1,314
Containerboard	644	680	655	624	604
Newsprint	395	423	422	431	440
Market pulp and other	157	150	149	129	161
	_______	_______	_______	_______	_______
	2,582	2,646	2,652	2,587	2,519
	=======	=======	=======	=======	=======

	(millions of square feet)

Corrugated containers	4,736	4,968	4,681	4,182	3,568

COMPETITION

All of the markets we serve are highly competitive, with a number of substantial companies operating in each. We compete in our markets principally through price, service, quality, and value-added products and services.

The business-to-business office products market is highly competitive. Purchasers of office products have many options when purchasing office supplies and paper, technology products, and office furniture. We are among the four largest business-to-business contract stationers in the United States. We also compete with worldwide contract stationers, large retail office products suppliers, direct-mail distributors, discount retailers, drugstores, supermarkets, and thousands of local and regional contract stationers, many of whom have long standing customer relationships. Competition is based principally on price and service. We believe our excellent customer service gives us a competitive advantage among business-to-business office products distributors. Our ability to network our distribution centers into an integrated system enables us to serve, at a competitive cost, large national accounts that rely on us to deliver consistent products, prices, and service to multiple locations.

The building products markets in which we compete are very large and highly fragmented, with fewer than ten national producers, but hundreds of local and regional manufacturers and distributors. In plywood, laminated veneer lumber, and I-joists, we are among the top five domestic producers. We hold much smaller competitive positions in other building products. Most of our competitors are located in the United States and Canada, although we have seen increasing competition from outside North America. We not only compete with manufacturers and distributors of similar building products but also with products made from alternative resources, such as steel and plastics. Many factors influence competition in the building products markets, chiefly price, quality, and service. Our attention to quality and customer service are our chief competitive advantages in this segment.

Our major paper products are uncoated free sheet, containerboard, and newsprint. All of these products are globally traded commodities with numerous worldwide manufacturers. About a dozen major manufacturers compete in the North American paper market. We are among the top five North American producers of uncoated free sheet papers. We hold much smaller positions in the newsprint and containerboard markets. Price, quality, and service are all important competitive determinants across paper markets. All of our paper manufacturing facilities are located in the United States, and we compete largely in the domestic arena. We do, however, face competition from foreign producers. The level of this competition varies depending on the level of demand abroad and the relative rates of currency exchange. In general, paper production does not rely on proprietary processes or formulas, except in highly specialized or custom grades.

Our paper products also compete with electronic transmission and document storage options. As trends towards these options continue, we may see variances in the demand for paper products overall or shifts from one type of paper to another. For example, demand for newsprint grades may decline, and demand for office papers may increase as newspapers are replaced with electronic media that can be downloaded and printed by the reader.

ENVIRONMENTAL ISSUES

Our discussion of environmental issues is presented under the caption "Timber Supply and Environmental Issues" of the Financial Review in our 2001 Annual Report. This information is included in Exhibit 13.1 to the Form 10-K and is incorporated by reference. In addition, environmental issues are discussed under "Item 3. Legal Proceedings" of this Form 10-K.

EMPLOYEES

At December 31, 2001, we had 24,168 employees, 6,347 of whom were covered under collective bargaining agreements. In 2001, we obtained a labor contract extension effective until 2005 covering our Louisiana wood products manufacturing facilities. At March 31, 2002, contracts covering approximately 370 workers in our office products business in Vaughn, Ontario, Canada, are scheduled to expire.

IDENTIFICATION OF EXECUTIVE OFFICERS

Information with respect to our executive officers is set forth in "Item 10. Directors and Executive Officers of the Registrant" of this Form 10-K and is incorporated into this Part I by reference.

CAPITAL INVESTMENT

Information concerning our capital expenditures is presented under the caption "Investment Activities" and in the table titled "2001 Capital Investment by Segment" of the Financial Review in our 2001 Annual Report. This information is included in Exhibit 13.1 to the Form 10-K and incorporated by reference.

ENERGY

The Paper Solutions segment is our primary energy user. Self-generated energy sources in this segment, such as wood wastes, pulping liquors, and hydroelectric power, provided 55% of total 2001 energy requirements, compared with 57% in 2000 and 58% in 1999. The energy requirements fulfilled by purchased sources in 2001 were as follows: natural gas, 57%; electricity, 36%; residual fuel oil, 6%; and other sources, 1%. Costs for energy purchased in 2001 were $48 million higher than they were in 2000.

ITEM 2.	PROPERTIES

We own substantially all of our facilities other than those in our Office Solutions segment. The majority of the Office Solutions facilities are rented under operating leases. Regular maintenance, renewal, and new construction programs have preserved the operating suitability and adequacy of our properties. Our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We own substantially all equipment used in our facilities. Information concerning production capacity and the utilization of our manufacturing facilities is presented in Item 1 of this Form 10-K.

Following is a list of our facilities by segment as of February 28, 2002. In addition, our corporate headquarters is located in Boise, Idaho, and our Office Solutions segment headquarters is located in Itasca, Illinois.

OFFICE SOLUTIONS

64 distribution centers located in Arizona, California (2), Colorado, Connecticut, Delaware, District of Columbia, Florida (2), Georgia, Hawaii, Idaho, Illinois, Indiana, Kentucky, Maine, Massachusetts, Michigan, Minnesota, Missouri (2), Nevada (2), New Mexico, New York (2), North Carolina, Ohio (2), Oklahoma, Oregon, Pennsylvania (2), Tennessee (2), Texas (2), Utah, Vermont, Virginia, Washington (2), Wisconsin, Canada (7), Mexico, Australia (7), and New Zealand (6).

2 outbound sales centers located in Illinois and Oklahoma.

4 customer service centers located in Illinois (2), Virginia, and Wyoming.

108 retail stores located in Canada (70), Hawaii (3), Australia (6), and New Zealand (29).

BUILDING SOLUTIONS

7 sawmills located in Alabama, Oregon (3), and Washington (3).

12 plywood and veneer plants located in Louisiana (2), Oregon (7), Washington (2), and Rio Grande do Sul, Brazil.

1 particleboard plant located in Oregon.

3 laminated veneer lumber/wood I-joist plants located in Louisiana, Oregon, and New Brunswick, Canada.

1 wood beam plant located in Idaho.

47%-owned oriented strand board joint venture located in Ontario, Canada.

28 wholesale building materials units located in Arizona, Colorado (2), Florida, Georgia, Idaho (2), Illinois, Maryland, Massachusetts, Michigan, Minnesota, Missouri, Montana, New Hampshire, New Jersey, New Mexico, North Carolina, Oklahoma, Tennessee, Texas (3), Utah, and Washington (4).

PAPER SOLUTIONS

5 pulp and paper mills located in Alabama, Louisiana, Minnesota, Oregon, and Washington.

6 distribution centers located in California, Georgia, Illinois, New Jersey, Oregon, and Texas.

2 converting facilities located in Oregon and Washington.

6 corrugated container plants located in Idaho (2), Oregon, Utah, and Washington (2).

TIMBER RESOURCES

For a list of our timber properties, see the table under "Timber Resources" in "Item 1. Business" of this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS

We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws with respect to 20 active sites where hazardous substances or other contaminants are located. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations, our experience with respect to cleanup of hazardous substances, the fact that expenditures will, in many cases, be incurred over extended periods of time, and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial condition or results of operations.

In March 2000, EPA Regions VI and X issued Boise a combined Notice of Violation (NOV) alleging violations of air emission permits and the New Source Review/Prevention of Significant Deterioration program. In March 2001, the EPA issued a second NOV, supplementing the original notice. The NOV alleged violations at seven of our plywood plants and one particleboard plant for the period 1979 through 1998. The NOV set forth the EPA's authority to seek, among other things, penalties of up to $27,500 per day for each violation. In March 2002, we resolved the allegations through a consent decree filed in U.S. District Court in Oregon. The consent decree is pending approval by the Court. As part of the consent decree, we agreed to install additional air pollution controls at several facilities at a total capital cost of approximately $12 million. We also agreed to implement supplemental environmental projects at a cost of approximately $2.9 million. These expenditures will be made over several years and will be capitalized as part of our additions to property, plant and equipment and will be depreciated over their expected useful lives. Additionally, we agreed to pay a $4.35 million civil penalty. The company had previously established reserves for this penalty.

During the last 15 years, eight potential class action lawsuits have been filed against the company arising out of its former manufacture and sale of hardboard siding products. The company discontinued the manufacture of these products in 1984. These lawsuits have alleged that siding manufactured by the company was inherently defective when used as exterior cladding for homes and other buildings. The plaintiffs have sought to hold the company financially responsible for the repair and replacement of siding, to make restitution to the class members, and to award each class member compensatory and enhanced damages. To date, no court has granted class certification in any of these actions, and all of the cases except one have been dismissed in their entirety. The sole remaining lawsuit was filed in the Circuit Court of Champaign County, Illinois. The eight individual plaintiffs in this litigation seek class certification and damages in excess of $15,000. We believe there are valid factual and legal defenses to this case. We will continue to resist certification of any class and will vigorously defend all claims by the plaintiffs.

We are also involved in other litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings, including those described in the preceding paragraphs, would not materially affect our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

Inapplicable.

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange. The high and low sales prices for our common stock, as well as the frequency and amount of dividends paid on such stock, are included in Note 18, "Quarterly Results of Operations," of the Notes to Financial Statements in our 2001 Annual Report. Information concerning restrictions on the payments of dividends is included in Note 8, "Debt," of the Notes to Financial Statements in our 2001 Annual Report. The information under these captions is included in Exhibit 13.1 to the Form 10-K and is incorporated by reference. The approximate number of common shareholders, based upon actual record holders at February 28, 2002, was 14,866.

SHAREHOLDER RIGHTS PLAN

The company has had a shareholder rights plan since January 1986. The current plan took effect in December 1998. At that time, the rights under the previous plan expired, and we distributed to our common stockholders one new right for each common share held. The rights become exercisable ten days after a person or group acquires 15% of our outstanding voting securities or ten business days after a person or group commences or announces an intention to commence a tender or exchange offer that could result in the acquisition of 15% of these securities. Each full right, if it becomes exercisable, entitles the holder to purchase one share of common stock at a purchase price of $175 per share, subject to adjustment. Upon payment of the purchase price, the rights may "flip in" and entitle holders to buy common stock or "flip over" and entitle holders to buy common stock in an acquiring entity in such amount that the market value is equal to twice the purchase price. The rights are nonvoting and may be redeemed by the company for one cent per right at any time prior to the tenth day after an individual or group acquires 15% of our voting stock, unless extended. The rights expire in 2008. Additional details are set forth in the Renewed Rights Agreement filed with the Securities and Exchange Commission as Exhibit 4.2 in our Form 10-Q for the quarter ended September 30, 1997.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the years indicated and should be read in conjunction with the disclosures in Items 7 and 8 of this Form 10-K:
	2001(a)	2000 (b)	1999 (c)	1998 (d)	1997
	_______	_______	_______	_______	_______
	(millions, except per-common-share amounts)
Assets
Current assets	$1,245	$1,577	$1,531	$1,368	$1,354
Property and equipment, net	2,608	2,582	2,557	2,571	2,630
Other	1,081	1,108	1,050	1,032	986
	_______	_______	_______	_______	_______
	$4,934	$5,267	$5,138	$4,971	$4,970
	=======	=======	=======	=======	=======
Liabilities and shareholders' equity
Current liabilities	$1,266	$1,014	$1,125	$1,130	$894
Long-term debt, less current portion	1,063	1,715	1,585	1,578	1,726
Guarantee of ESOP debt	81	108	133	156	177
Other	773	664	550	559	455
Minority interest
Company-obligated mandatorily redeemable securities of subsidiary trust holding solely debentures of parent	173	-	-	-	-
Other minority interest	-	9	131	117	105
Shareholders' equity	1,578	1,757	1,614	1,431	1,613
	_______	_______	_______	_______	_______
	$4,934	$5,267	$5,138	$4,971	$4,970
	=======	=======	=======	=======	=======

Net sales	$7,422	$7,807	$7,148	$6,355	$5,669
	=======	=======	=======	=======	=======
Net income (loss) before cumulative effect
of accounting change	$(43)	$179	$200	$(26)	$(30)
Cumulative effect of accounting change, net	-	-	-	(8)	-
	_______	_______	_______	_______	_______
Net income (loss)	$(43)	$179	$200	$(34)	$(30)
	=======	=======	=======	=======	=======

Net income (loss) per common share
Basic before cumulative effect of
accounting change	$(.96)	$2.89	$3.27	$(.81)	$(1.19)
Cumulative effect of accounting change	-	-	-	(.15)	-
	_______	_______	_______	_______	_______
Basic (e)	$(.96)	$2.89	$3.27	$(.96)	$(1.19)
	=======	=======	=======	=======	=======

Net income (loss) per common share
Diluted before cumulative effect
of accounting change	$(.96)	$2.73	$3.06	$(.81)	$(1.19)
Cumulative effect of accounting change	-	-	-	(.15)	-
	_______	_______	_______	_______	_______
Diluted (e)	$(.96)	$2.73	$3.06	$(.96)	$(1.19)
	=======	=======	=======	=======	=======

Cash dividends declared per common share	$.60	$.60	$.60	$.60	$.60
	=======	=======	=======	=======	=======
(a)

2001 includes a pretax charge of $54.0 million for closures of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, and a $4.9 million charge for the write-off of our assets in Chile.

2001 includes a pretax charge of $10.9 million to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers.

2001 includes a pretax charge of $54.3 million for the write-down to fair value of an equity method investment.

2001 includes $5.0 million of pretax income for the reversal of unneeded reserves for potential claims related to the sale in 2000 of our European office products operations.

(b)	2000 includes a pretax gain of $98.6 million on the sale of our European operations.
(c)

1999 includes a pretax gain of $47.0 million for the sale of 56,000 acres of timberland in central Washington.

1999 includes pretax gains of $35.5 million, $4.0 million, $2.3 million, and $0.4 million for the reversal of previously recorded restructuring charges in our Building Solutions, Office Solutions, Paper Solutions, and Corporate and Other segments.

1999 includes a pretax loss of $4.4 million related to early retirements in our Corporate and Other segment.

(d)

1998 includes a pretax charge of $38.0 million for a companywide cost-reduction initiative and the restructuring of operations.

1998 includes a pretax gain of $45.0 million related to an insurance settlement for our Medford, Oregon, plywood plant, which was severely damaged by fire.

1998 includes a pretax charge of $61.9 million for the restructuring of our wood products manufacturing business and a pretax charge of $19.0 million for the revaluation of paper-related assets.

1998 includes a net-of-tax charge of $8.6 million for the adoption of AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities.

1998 net loss per common share includes a negative 7 cents related to the redemption of our Series F Preferred Stock.

(e)	The computation of diluted net loss per common share was antidilutive in the years 2001, 1998, and 1997; therefore, the amounts reported for basic and diluted loss per share are the same.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis of financial condition and results of operations are presented under the caption "Financial Review" in our 2001 Annual Report. This information is included in Exhibit 13.1 to the Form 10-K and is incorporated by reference.
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the caption, "Disclosures of Financial Market Risks," in the Financial Review in our 2001 Annual Report. This information is included in Exhibit 13.1 to the Form 10-K and is incorporated by reference.
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and related notes, together with the report of independent public accountants, are presented in our 2001 Annual Report. This information is included in Exhibit 13.1 to the Form 10-K and is incorporated by reference.

Supplementary quarterly financial data is presented in Note 18, "Quarterly Results of Operations" of the Notes to Financial Statements in our 2001 Annual Report. This information is included in Exhibit 13.1 to the Form 10-K and is incorporated by reference.

The 9.85% notes issued in June 1990 and the 9.45% debentures issued in October 1989 each contain a provision under which, in the event of the occurrence of both a designated event (change of control), as defined, and a rating decline, as defined, the holders of these securities may require Boise to redeem the securities.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and nominees for director are presented under the caption "Board of Directors" in our proxy statement. This information is incorporated by reference.

Executive Officers as of February 28, 2002:

Name	Age	Position or Office	Date First Elected as an Officer
_______________________	___	____________________________________________	________

George J. Harad *	57	Chairman of the Board and Chief Executive Officer	05/11/82
Mr. Harad has been CEO of Boise since 1994.

Stanley R. Bell	55	Senior Vice President	09/25/90
Mr. Bell has served as Senior Vice President, Building Solutions, Distribution, since 2000 and previously served as Vice President, Building Solutions, Distribution, beginning in 1990.

John C. Bender *	62	Senior Vice President	02/13/90
Mr. Bender has served as Senior Vice President, Building Solutions, since 1999 and previously served as Vice President, Building Solutions, beginning in 1993.

Theodore Crumley *	56	Senior Vice President and Chief Financial Officer	05/10/90
Mr. Crumley has served as Senior Vice President and Chief Financial Officer since 1994.

A. Ben Groce *	60	Senior Vice President	02/08/91
Mr. Groce has served as Senior Vice President, Paper Solutions, since 1994.

John W. Holleran *	47	Senior Vice President and General Counsel	07/30/91
Mr. Holleran has served as Senior Vice President and General Counsel since 1996.

Christopher C. Milliken *	56	Senior Vice President	02/03/95
Mr. Milliken has served as Senior Vice President, Office Solutions, since 1997 and previously served as Vice President, Office Solutions, since 1995.

A. James Balkins III	49	Vice President	09/05/91
Mr. Balkins has served as Vice President, Office Solutions, since 1998 and previously served as Vice President, Corporate Planning and Development, beginning in 1996.

John A. Berilla	57	Vice President	05/07/01

Mr. Berilla joined the company in May 2001 as Vice President, Human Resources. Prior to joining the company, he served as Corporate Director, Employee Relations, for the Lear Corporation from 1997 until 2001 and as Corporate Director, Human Resources, for ITT Industries from 1992 to 1997.

Charles D. Blencke	58	Vice President	12/11/92
Mr. Blencke has served as Vice President, Paper Solutions, since 1992.

Thomas E. Carlile *	50	Vice President and Controller	02/04/94
Mr. Carlile has served as Vice President and Controller, since 1994.

Graham L. Covington	59	Vice President	09/24/98
Mr. Covington has served as Vice President, Paper Solutions, since 1998 and previously served as Director or Manager, Sales and Marketing, Paper Solutions, from 1985.

Kenneth W. Cupp	55	Vice President	04/20/00
Mr. Cupp has served as Vice President, Office Solutions, since 2000 and previously served as Region Manager, Office Solutions, since 1995.

Robert W. Egan	42	Vice President	12/08/00

Mr. Egan has served as Vice President, Information Technology, since 2000 and previously served as Director, Information Services, from 1998 to 2000 and Director, Enterprise Applications, from 1996 to 1998.

David A. Goudge	54	Vice President	04/20/00
Mr. Goudge has served as Vice President, Office Solutions, since 2000 and previously served as Director, Office Solutions Marketing, since 1993.

Karen E. Gowland	43	Vice President and Corporate Secretary	09/25/97
Ms. Gowland has served as Vice President, Associate General Counsel, and Corporate Secretary since 1997. Prior to that time, she served as Associate General Counsel beginning in 1989.

Vincent T. Hannity	57	Vice President	07/26/96
Mr. Hannity has served as Vice President, Corporate Communications and Investor Relations, since 1996.

Miles A. Hewitt	43	Vice President	04/20/00
Mr. Hewitt has served as Vice President, Paper Solutions, since 2000 and previously served as Mill Manager, Paper Solutions, from 1994 to 2000.

Guy G. Hurlbutt	60	Vice President	07/31/98

Mr. Hurlbutt has served as Vice President, Public Policy and Environment, since 1998 and previously as Director, Environmental Affairs, beginning in 1997 and as Associate General Counsel from 1984 to 1997.

Judith M. Lassa	43	Vice President	07/28/00
Ms. Lassa has served as Vice President, Paper Solutions, since 2000 and previously served as Packaging Business Manager from 1997 to 2000 and as Production Manager from 1996 to 1997.

Irving Littman	61	Vice President and Treasurer	11/01/84
Mr. Littman has served as Vice President and Treasurer since 1986.

Thomas A. Lovlien	46	Vice President	04/20/00
Mr. Lovlien has served as Vice President, Building Solutions, Manufacturing, since 2000 and previously served as Operations Manager, Building Solutions, in 1999 and Regional Manager from 1993 to 1999.

Richard W. Merson	59	Vice President	12/12/97
Mr. Merson has served as Vice President, Paper Solutions, since December 1997 and previously served as Regional Manager, Paper Solutions, beginning in 1993.

Carol B. Moerdyk	51	Vice President	05/10/90
Ms. Moerdyk has served as Vice President, Office Solutions, since 1992.

David A. New	51	Vice President	04/30/97

Mr. New has served as Vice President, Timberland Resources, since 1997 and previously served as the Technical Manager, Forestry, Pulp, and Paper, Southeast Asia Group for Fletcher Challenge Ltd. from 1995 to 1997.

Michael D. Rowsey	52	Vice President	02/08/02

Mr. Rowsey has served as Vice President, Office Solutions, since 2002, and previously served as Director, Logistics, Office Solutions, from 2000. From 1998 to 2000 Mr. Rowsey was a private consultant. From 1995 to 1998, he was employed as Executive Vice President with United Stationers.

James E. Sterrett	50	Vice President	12/14/01
Mr. Sterrett has served as Vice President, Building Solutions, Manufacturing, since 2001 and previously served as General Sales Manager, Building Solutions, Manufacturing, beginning in 1994.

Nick A. Stokes	44	Vice President	04/20/01

Mr. Stokes has served as Vice President, Building Solutions, Distribution, since April 2001 and previously served as Division Operations Manager, Region Operations Manager, or Division Sales Manager beginning in 1991.

*	Executive officer under Section 16 of the Securities and Exchange Act of 1934. Some of these officers have established trading plans under SEC Rule 10b-5.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning compensation of Boise's executive officers for the year ended December 31, 2001, is presented under the caption "Compensation Tables" in our proxy statement. This information is incorporated by reference.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
(a)

Information concerning the security ownership of certain beneficial owners as of December 31, 2001, is set forth under the caption "Ownership of More Than 5% of Boise Stock" in Boise's proxy statement and is incorporated by reference.

(b)

Information concerning security ownership of management as of December 31, 2001, is set forth under the caption "Stock Ownership - Directors and Executive Officers" in Boise's proxy statement and is incorporated by reference.

(c)

Information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Boise's proxy statement and is incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information concerning certain relationships and related transactions during 2001 is set forth under the caption "Business Relationships with Directors" in Boise's proxy statement and is incorporated by reference.

PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)	The following documents are filed as a part of this Form 10-K for Boise:
(1)	Financial Statements.
(i)

The Financial Statements, the Notes to Financial Statements, and the Report of Independent Public Accountants and the Report of Management are incorporated by reference from Boise's 2001 Annual Report.

-	Balance Sheets as of December 31, 2001 and 2000.
-	Statements of Income (Loss) for the years ended December 31, 2001, 2000, and 1999.
-	Statements of Cash Flows for the years ended December 31, 2001, 2000, and 1999.
-	Statements of Shareholders' Equity for the years ended December 31, 2001, 2000, and 1999.
-	Notes to Financial Statements.
-	Report of Independent Public Accountants.
-	Report of Management.
(2)	Financial Statement Schedules.

None required.

(3)	Exhibits.

A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated by reference.
(b)	Reports on Form 8-K.

On November 30, 2001, we filed a Form 8-K with the Securities and Exchange Commission to file preliminary documents and an opinion of counsel relating to our Adjustable Conversion-Rate Equity Security Units.

On December 10, 2001, we filed a Form 8-K with the Securities and Exchange Commission to file completed documents relating to our 7.50% Adjustable Conversion-Rate Equity Security Units.

No other Form 8-Ks were filed during fourth quarter 2001.

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
George J. Harad
Chairman of the Board and Chief Executive Officer

Dated: March 18, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 2002.
	Signature	Capacity

(i)	Principal Executive Officer:

	/s/ George J. Harad	Chairman of the Board and Chief Executive Officer
___________________________________
George J. Harad

(ii)	Principal Financial Officer:

	/s/ Theodore Crumley	Senior Vice President and Chief Financial Officer
___________________________________
Theodore Crumley

(iii)	Principal Accounting Officer:

	/s/ Thomas E. Carlile	Vice President and Controller
___________________________________
Thomas E. Carlile

(iv)	Directors:

	/s/ George J. Harad	/s/ Gary G. Michael
	___________________________________	___________________________________
	George J. Harad	Gary G. Michael

/s/ A. William Reynolds
	___________________________________	___________________________________
	Philip J. Carroll	A. William Reynolds

	/s/ Claire S. Farley	/s/ Francesca Ruiz de Luzuriaga
	___________________________________	___________________________________
	Claire S. Farley	Francesca Ruiz de Luzuriaga

/s/ Rakesh Gangwal
	___________________________________	___________________________________
	Rakesh Gangwal	Jane E. Shaw

	/s/ Richard R. Goodmanson	/s/ Frank A. Shrontz
	___________________________________	___________________________________
	Richard R. Goodmanson	Frank A. Shrontz

	/s/ Edward E. Hagenlocker	/s/ Carolyn M. Ticknor
	___________________________________	___________________________________
	Edward E. Hagenlocker	Carolyn M. Ticknor

	/s/ Donald S. Macdonald	/s/ Ward W. Woods, Jr.
	___________________________________	___________________________________
	Donald S. Macdonald	Ward W. Woods, Jr.

CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

As independent public accountants, we hereby consent to the incorporation of our report dated January 29, 2002, incorporated by reference in this Form 10-K for the year ended December 31, 2001, into Boise Cascade Corporation's previously filed post-effective amendment No. 1 to Form S-8 registration statement (File No. 33-28595); post-effective amendment No. 1 to Form S-8 registration statement (File No. 33-21964); the registration statement on Form S-8 (File No. 33-31642); the registration statement on Form S-8 (File No. 33-45675); the registration statement on Form S-8 (File No. 333-37124); the pre-effective amendment No. 1 to Form S-3 registration statement (File No. 333-41033); the registration statement on Form S-8 (File No. 333-86425); the registration statement on Form S-8 (File No. 333-86427); the registration statement on Form S-8 (File No. 333-61106); and the registration statement on Form S-3 (File No. 333-74450).

                                                                                    /s/ ARTHUR ANDERSEN LLP

Boise, Idaho
March 18, 2002

BOISE CASCADE CORPORATION

INDEX TO EXHIBITS

Filed with the Annual Report
on Form 10-K for the
Year Ended December 31, 2001
Number		Description	Page Number
2		Inapplicable	--
3.1	(1)	Restated Certificate of Incorporation, as restated to date	--
3.2	(2)	Bylaws, as amended, December 11, 1998	--
4.1	(3)	Trust Indenture between Boise Cascade Corporation and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended	--
4.2	(4)	1997 Revolving Loan Agreement -- $600,000,000, dated as of March 11, 1997, as amended September 25, 1997	--
4.3	(5)	Renewed Rights Agreement, dated as of September 25, 1997	--
4.4	(6)	Purchase Contract Agreement between Boise Cascade Corporation and BNY Western Trust Company, as purchase contract agent, dated December 5, 2001	--
4.5	(6)	Amended and Restated Declaration of Trust of Boise Cascade Trust I among Boise Cascade Corporation, as depositor, BNY Western Trust Company, as property trustee, and The Bank of New York (Delaware), as Delaware trustee, dated December 5, 2001	--
4.6	(6)	Guarantee Agreement between the Boise Cascade Corporation, as guarantor, and BNY Western Trust Company, as guarantee trustee, dated December 5, 2001	--
4.7	(6)	Pledge Agreement between Boise Cascade Corporation, JPMorgan Chase Bank, as collateral agent, custodial agent and securities intermediary, and BNY Western Trust Company, as purchase contract agent, dated December 5, 2001	--
9		Inapplicable	--
10.1	(7)	Key Executive Performance Plan for Executive Officers, as amended through January 1, 2000	--
10.2		1986 Executive Officer Deferred Compensation Plan, as amended through January 1, 2002	29
10.3	(8)	1983 Board of Directors Deferred Compensation Plan, as amended through July 29, 1999	--
10.4		1982 Executive Officer Deferred Compensation Plan, as amended through January 1, 2002	42
10.5	(9)	Executive Officer Severance Pay Policy	--

10.6	(7)	Supplemental Early Retirement Plan for Executive Officers, as amended through December 7, 2000	--
10.7	(8)	Boise Cascade Corporation Supplemental Pension Plan, as amended through July 29, 1999	--
10.8	(8)	1987 Board of Directors Deferred Compensation Plan, as amended through July 29, 1999	--
10.9	(7)	1984 Key Executive Stock Option Plan, as amended through February 8, 2001	--
10.10	(9)	Executive Officer Group Life Insurance Plan description	--
10.11	(8)	1980 Split-Dollar Life Insurance Plan, as amended through July 29, 1999	--
10.12	(8)	Form of Agreement with Executive Officers, as amended through July 29, 1999	--
10.13	(10)	Supplemental Health Care Plan for Executive Officers, as revised July 31, 1996	--
10.14	(9)	Nonbusiness Use of Corporate Aircraft Policy, as amended	--
10.15	(7)	Executive Officer Financial Counseling Program description, as amended through July 27, 2000	--
10.16	(9)	Family Travel Program description	--
10.17	(8)	Form of Directors' Indemnification Agreement, as revised July 29, 1999	--
10.18	(11)	Deferred Compensation and Benefits Trust, as amended by the Form of Sixth Amendment dated May 1, 2001	--
10.19	(8)	Director Stock Compensation Plan, as amended through July 29, 1999	--
10.20		Director Stock Option Plan, as amended through December 13, 2001	54
10.21		1995 Executive Officer Deferred Compensation Plan, as amended through January 1, 2002	60
10.22	(8)	1995 Board of Directors Deferred Compensation Plan, as amended through July 29, 1999	--
10.23	(8)	1995 Split-Dollar Life Insurance Plan, as amended through July 29, 1999	--
10.24		2001 and 2002 Performance Criteria for the Key Executive Performance Plan for Executive Officers	73
10.25	(12)	Boise Cascade Office Products Corporation Key Executive Retention and Incentive Plan, effective March 15, 2000	--
10.26		2001 Key Executive Deferred Compensation Plan, as amended through January 1, 2002	77
10.27	(7)	2001 Board of Directors Deferred Compensation Plan, adopted July 28, 2000	--
10.28	(13)	Key Executive Performance Unit Plan, adopted February 8, 2001	--
11		Computation of Per Share Earnings	99
12.1		Ratio of Earnings to Fixed Charges	100
12.2		Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements	101
13.1		Incorporated sections of the Boise Cascade Corporation 2001 Annual Report	102
16		Inapplicable	--
18		Inapplicable	--
21		Significant subsidiaries of the registrant	150
22		Inapplicable	--
23		Consent of Arthur Andersen LLP (see page 24)	--
24		Inapplicable	--
99		Inapplicable	--

	(1)	Exhibit 3.1 was filed as Exhibit 3 in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and is incorporated by reference.
	(2)	Exhibit 3.2 was filed under the same exhibit number in Boise Cascade's 1998 Annual Report on Form 10-K and is incorporated by reference.
	(3)

The Trust Indenture between Boise Cascade Corporation and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended, was filed as Exhibit 4 in the Registration Statement on Form S-3 No. 33-5673, filed May 13, 1986. The First Supplemental Indenture, dated December 20, 1989, to the Trust Indenture between Boise Cascade Corporation and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, was filed as Exhibit 4.2 in the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 No. 33-32584, filed December 20, 1989. The Second Supplemental Indenture, dated August 1, 1990, to the Trust Indenture was filed as Exhibit 4.1 in Boise Cascade's Current Report on Form 8-K filed on August 10, 1990. The Third Supplemental Indenture, dated December 5, 2001, between Boise Cascade Corporation and BNY Western Trust Company, as trustee, to the Trust Indenture dated as of October 1, 1985, between Boise Cascade Corporation and U.S. Bank Trust National Association (as successor in interest to Morgan Guaranty Trust Company of New York) was filed as Exhibit 99.2 in Boise Cascade's Current Report on Form 8-K filed on December 10, 2001. Each of the documents referenced in this footnote is incorporated by reference.

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

	(5)	Exhibit 4.3 was filed as Exhibit 4.2 in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and is incorporated by reference.
	(6)

Exhibits 4.4, 4.5, 4.6, and 4.7 were filed as exhibits 99.4, 99.7, 99.9, and 99.10, respectively, in Boise Cascade's Current Report on Form 8-K filed on December 10, 2001, and are incorporated by reference.

	(7)	Exhibits 10.1, 10.6, 10.9, 10.15, and 10.27 were filed under the same exhibit numbers in Boise Cascade's 2000 Annual Report on Form 10-K and are incorporated by reference.
	(8)	Exhibits 10.3, 10.7, 10.8, 10.11, 10.12, 10.17, 10.19, 10.22, and 10.23 were filed under the same exhibit numbers in Boise Cascade's 1999 Annual Report on Form 10-K and are incorporated by reference.
	(9)	Exhibits 10.5, 10.10, 10.14, and 10.16 were filed under the same exhibit numbers in Boise Cascade's 1993 Annual Report on Form 10-K and are incorporated by reference.
	(10)	Exhibit 10.13 was filed under the same exhibit number in Boise Cascade's 1996 Annual Report on Form 10-K and is incorporated by reference.
	(11)

The Deferred Compensation and Benefits Trust, as amended and restated as of December 13, 1996, was filed under the same exhibit number in Boise Cascade's 1996 Annual Report on Form 10-K. Amendment No. 4, dated July 29, 1999, to the Deferred Compensation and Benefits Trust was filed under the same exhibit number in Boise Cascade's 1999 Annual Report on Form 10-K. Amendment No. 5, dated December 6, 2000, to the Deferred Compensation and Benefits Trust was filed under the same exhibit number in Boise Cascade's 2000 Annual Report on Form 10-K. Amendment No. 6, dated May 1, 2001, to the Deferred Compensation and Benefits Trust was filed as Exhibit 10 in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001. Each of the documents referenced in this footnote is incorporated by reference.

	(12)	Exhibit 10.25 was filed as Exhibit 10 in Boise Cascade's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and is incorporated by reference.
	(13)	Exhibit 10.28 was filed as Exhibit 99 in Boise Cascade's Form 8-K filed with the Securities and Exchange Commission on February 15, 2001, and is incorporated by reference.