Form 10-Q
period 2002-03-31
BOISE CASCADE CORP
filed 2002-05-13
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to __________________ Commission File Number: 1-5057
BOISE CASCADE CORPORATION (Exact name of registrant as specified in its charter)
Delaware	82-0100960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1111 West Jefferson Street P.O. Box 50 Boise, Idaho	83728
(Address of principal executive officers) (208) 384-6161 (Registrant's telephone number, including area code)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   X    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of April 30, 2002 58,203,687

PART I - FINANCIAL INFORMATION
BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF LOSS
(thousands, except per-share amounts)
ITEM 1.	FINANCIAL STATEMENTS
	Three Months Ended March 31
	_______________________
	2002	2001
	_________	_________
	(unaudited)
Revenues
Sales	$1,788,223	$1,901,256
	_________	_________
Costs and expenses
Materials, labor, and other operating expenses	1,460,984	1,539,598
Depreciation, amortization, and cost of company timber harvested	72,734	73,368
Selling and distribution expenses	191,687	206,203
General and administrative expenses	35,003	29,678
Other (income) expense, net	3,620	72,319
	_________	_________
	1,764,028	1,921,166
	_________	_________
Equity in net loss of affiliates	(1,573)	(1,964)
	_________	_________
Income (loss) from operations	22,622	(21,874)
	_________	_________

Interest expense	(30,048)	(33,792)
Interest income	255	420
Foreign exchange loss	(228)	(2,619)
	_________	_________
	(30,021)	(35,991)
	_________	_________
Loss before income taxes and minority interest	(7,399)	(57,865)
Income tax benefit	2,775	22,259
	_________	_________
Loss before minority interest	(4,624)	(35,606)
Minority interest, net of income tax	(1,996)	106
	_________	_________
Net loss	(6,620)	(35,500)
Preferred dividends	(3,262)	(3,262)
	_________	_________

Net loss applicable to common shareholders	$(9,882)	$(38,762)
	=========	=========
Net loss per common share
Basic	$(0.17)	$(0.68)
	=====	=====
Diluted	$(0.17)	$(0.68)
	=====	=====

The accompanying notes are an integral part of these financial statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(thousands)

ASSETS
	March 31		December 31
	_________________________		___________
	2002	2001	2001
	_________	___________	___________
	(unaudited)
Current
Cash and cash equivalents	$56,290	$66,915	$56,702
Receivables, less allowances
of $12,435, $9,750, and $11,534	518,614	561,334	424,722
Inventories	636,194	672,087	652,953
Deferred income tax benefits	74,781	67,080	65,004
Other	49,356	45,719	45,646
	__________	___________	___________
	1,335,235	1,413,135	1,245,027
	__________	___________	___________
Property
Property and equipment
Land and land improvements	69,785	70,054	68,482
Buildings and improvements	688,131	645,222	675,905
Machinery and equipment	4,619,172	4,466,272	4,606,102
	__________	___________	___________
	5,377,088	5,181,548	5,350,489
Accumulated depreciation	(2,788,299)	(2,614,988)	(2,742,650)
	__________	___________	___________
	2,588,789	2,566,560	2,607,839
Timber, timberlands, and timber deposits	320,343	291,882	322,132
	__________	___________	___________
	2,909,132	2,858,442	2,929,971
	__________	___________	___________
Goodwill, net of amortization
of $56,910, $48,523, and $56,910	388,123	389,351	385,185
Investments in equity affiliates	60,589	129,007	62,162
Other assets	314,723	279,453	311,623
	__________	___________	___________
Total assets	$5,007,802	$5,069,388	$4,933,968
	==========	===========	===========

The accompanying notes are an integral part of these financial statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY
	March 31		December 31
	_______________________		___________
	2002	2001	2001
	_________	_________	___________
	(unaudited)
Current
Short-term borrowings	$55,400	$6,400	$48,700
Current portion of long-term debt	195,999	36,230	391,379
Income taxes payable	-	28,466	-
Accounts payable	500,223	536,021	503,402
Accrued liabilities
Compensation and benefits	140,164	143,500	151,094
Interest payable	29,195	28,340	25,510
Other	162,937	169,202	145,866
	_________	_________	___________
	1,083,918	948,159	1,265,951
	_________	_________	___________
Debt
Long-term debt, less current portion	1,322,347	1,648,680	1,062,866
Guarantee of ESOP debt	80,889	107,911	80,889
	_________	_________	___________
	1,403,236	1,756,591	1,143,755
	_________	_________	___________
Other
Deferred income taxes	311,208	362,559	308,305
Other long-term liabilities	469,018	290,278	465,104
	_________	_________	___________
	780,226	652,837	773,409
	_________	_________	___________
Minority interest
Company-obligated mandatorily redeemable securities of subsidiary trust holding solely debentures of parent	172,500	-	172,500
Other minority interest	-	7,984	-
	_________	_________	___________
Shareholders' equity
Preferred stock -- no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 4,420,113; 4,611,843; and 4,480,580 shares outstanding	198,905	207,533	201,626
Deferred ESOP benefit	(80,889)	(107,911)	(80,889)
Common stock -- $2.50 par value; 200,000,000 shares authorized; 58,195,175; 57,390,406; and 58,061,762 shares outstanding	145,488	143,476	145,154
Additional paid-in capital	470,830	456,393	466,952
Retained earnings	969,876	1,030,706	985,311
Accumulated other comprehensive income (loss)	(136,288)	(26,380)	(139,801)
	_________	_________	___________
Total shareholders' equity	1,567,922	1,703,817	1,578,353
	_________	_________	___________
Total liabilities and shareholders' equity	$5,007,802	$5,069,388	$4,933,968
	=========	=========	===========

The accompanying notes are an integral part of these financial statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(thousands)
	Three Months Ended March 31
	__________________________
	2002	2001
	___________	___________
	(unaudited)
Cash provided by (used for) operations
Net loss	$(6,620)	$(35,500)
Items in net loss not using (providing) cash
Equity in net loss of affiliates	1,573	1,964
Depreciation, amortization, and cost of company timber harvested	72,734	73,368
Deferred income tax benefit	(8,563)	(33,469)
Minority interest, net of income tax	-	(106)
Restructuring activities	-	58,929
Other	228	13,490
Receivables	(93,892)	(59,553)
Inventories	16,759	73,951
Accounts payable and accrued liabilities	1,277	(54,456)
Current and deferred income taxes	(518)	13,558
Other	17,537	(3,383)
	___________	___________
Cash provided by operations	515	48,793
	___________	___________
Cash provided by (used for) investment
Expenditures for property and equipment	(43,682)	(65,583)
Expenditures for timber and timberlands	(2,136)	(2,943)
Investments in equity affiliates	-	(435)
Sales of assets	-	159,554
Other	(17,314)	(7,587)
	___________	___________
Cash provided by (used for) investment	(63,132)	83,006
	___________	___________
Cash provided by (used for) financing
Cash dividends paid
Common stock	(8,709)	(8,601)
Preferred stock	(37)	(44)
	___________	___________
	(8,746)	(8,645)
Short-term borrowings	6,700	(45,600)
Additions to long-term debt	149,851	14,559
Payments of long-term debt	(85,955)	(85,672)
Other	355	(2,346)
	___________	___________
Cash provided by (used for) financing	62,205	(127,704)
	___________	___________

Increase (decrease) in cash and cash equivalents	(412)	4,095
Balance at beginning of the year	56,702	62,820
	___________	___________
Balance at March 31	$56,290	$66,915
	===========	===========

The accompanying notes are an integral part of these financial statements.

NOTES TO QUARTERLY FINANCIAL STATEMENTS (unaudited)
(1)

BASIS OF PRESENTATION. We have prepared the quarterly financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Some information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. These statements should be read together with the statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included. Net loss for the three months ended March 31, 2002 and 2001, necessarily involved estimates and accruals. Actual results may vary from those estimates. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2)

NET LOSS PER COMMON SHARE. Net loss per common share was determined by dividing net loss, as adjusted, by applicable shares outstanding. For the three months ended March 31, 2002 and 2001, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss were the same.

	Three Months Ended March 31
	__________________
	2002	2001
	_______	_______
	(thousands, except per-share amounts)
BASIC

Net loss	$(6,620)	$(35,500)
Preferred dividends (a)	(3,262)	(3,262)
	_______	_______
Basic loss	$(9,882)	$(38,762)
	=======	=======

Average shares used to determine basic loss per common share	58,099	57,353
	=======	=======
Basic loss per common share	$(0.17)	$(0.68)
	=======	=======
DILUTED

Basic loss	$(9,882)	$(38,762)
Preferred dividends eliminated	-	-
Supplemental ESOP contribution	-	-
	_______	_______

Diluted loss (b)	$(9,882)	$(38,762)
	=======	=======
Average shares used to determine basic
loss per common share	58,099	57,353
Stock options and other	-	-
Series D Convertible Preferred Stock	-	-
	_______	_______
Average shares used to determine diluted loss per common share (b)(c)	58,099	57,353
	=======	=======
Diluted loss per common share	$(0.17)	$(0.68)
	=======	=======

(a)	The dividend attributable to our Series D Convertible Preferred Stock held by our ESOP (employee stock ownership plan) is net of a tax benefit.
(b)

Adjustments totaling $0.3 million and $0.6 million for the three months ended March 31, 2002 and 2001, which would have reduced the basic loss to arrive at diluted loss, were excluded because the calculation of diluted loss per share was antidilutive. Also, for the three months ended March 31, 2002 and 2001, potentially dilutive common shares of 4.1 million and 4.2 million were excluded from average shares because they were antidilutive.

(c)

Options to purchase 3.2 million and 2.2 million shares of common stock were outstanding during the three months ended March 31, 2002 and 2001, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Forward contracts to purchase 4.9 million shares of common stock were outstanding during the three months ended March 31, 2002, but were not included in the computation of diluted earnings per share because the strike price was greater than the market price of the common shares. No similar forward purchase contracts were outstanding for the three months ended March 31, 2001.

(3)

OTHER (INCOME) EXPENSE, NET. "Other (income) expense, net" includes nonroutine and miscellaneous income and expense items. In first quarter 2001, our Corporate and Other segment recorded a $10.9 million pretax, noncash charge to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers. These workers participated in a multiemployer trust that converted to a single employer trust. The components of "Other (income) expense, net" in our Statements of Loss are as follows:

	Three Months Ended
	March 31
	_________________
	2002	2001
	_______	_______
	(thousands)

Sales of receivables (Note 6)	$1,081	$2,486
Restructuring activities (Note 13)	-	58,929
Postretirement benefits	-	10,871
Other, net	2,539	33
	_______	_______
	$3,620	$72,319
	=======	=======

(4)

INCOME TAXES. Our estimated effective tax benefit rate for the three months ended March 31, 2002, was 37.5%, compared with an estimated effective tax benefit rate of 38.5% for the three months ended March  31, 2001. Before nonroutine items, our annual tax provision rate in 2001 was 34%. The increase in our estimated 2002 tax rate, compared with our 2001 annual tax provision rate, before nonroutine items, was due primarily to our charitable donation in 2001 of surplus property in Vancouver, Washington, for which we received a tax benefit. Changes in our tax rates were also due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

For the three months ended March 31, 2002 and 2001, we paid income taxes, net of refunds received, of $3.7 million and $8.1 million.

(5)	COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) for the periods include the following:

	Three Months Ended March 31
	_________________
	2002	2001
	_______	_______
	(thousands)

Net loss	$(6,620)	$(35,500)
Other comprehensive income (loss)
Cumulative foreign currency translation adjustment, net of income taxes	3,323	(6,993)
Cash flow hedges, net of income taxes	190	(889)
	_______	_______
Comprehensive income (loss), net of income taxes	$(3,107)	$(43,382)
	=======	=======

(6)

RECEIVABLES. We have sold fractional ownership interests in a defined pool of trade accounts receivable. At both March 31, 2002 and 2001, and at December 31, 2001, $200 million of sold accounts receivable were excluded from "Receivables" in the accompanying Balance Sheets. The portion of fractional ownership interest retained by us is included in accounts receivable in the Balance Sheets. This program consists of a revolving sale of receivables committed to by the purchasers for 364 days and is subject to renewal. Costs related to the program are included in "Other (income) expense, net" in the Statements of Loss. Under the accounts receivable sale agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables, and the historical performance of the receivables we sell.

(7)	INVENTORIES. Inventories include the following:

	March 31		December 31
	_______________________		___________
	2002	2001	2001
	________	________	___________
	(thousands)

Finished goods and work in process	$504,812	$535,960	$507,223
Logs	44,334	58,633	62,390
Other raw materials and supplies	139,908	143,688	135,796
LIFO reserve	(52,860)	(66,194)	(52,456)
	________	________	___________
	$636,194	$672,087	$652,953
	========	========	===========

(8)

DEFERRED SOFTWARE COSTS. We defer software costs that benefit future years. These costs are amortized on the straight-line method over the expected life of the software. "Other assets" in the Balance Sheets includes deferred software costs of $69.1 million, $63.4 million, and $67.8 million at March 31, 2002 and 2001, and December 31, 2001. Amortization of deferred software costs totaled $4.7 million and $4.6 million for the three months ended March 31, 2002 and 2001.

(9)

DEBT. In March 2002, we entered into a new, three-year, unsecured revolving credit agreement with 13 major financial institutions that permits us to borrow as much as $525 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. The borrowing capacity under the agreement can be expanded, and we have received a commitment from an additional financial institution that will increase the total revolver size to $560 million. The revolving credit agreement replaces a similar agreement that was to expire in June 2002. Borrowings under the old agreement were repaid. Borrowings under the new agreement were $180 million at March 31, 2002. At March 31, 2002, our borrowing rate under the agreement was 2.9%. We have entered into interest rate swaps related to $150 million of these borrowings, which gave us an effective interest rate for outstanding borrowings under the revolving credit agreement of 5.4% at March 31, 2002. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at March 31, 2002, exceeded the defined minimum by $290 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

In January 2002, we sold $150 million of 7.5% notes due in 2008. We used proceeds from this sale to reduce amounts outstanding under our revolving credit agreement and short-term debt.

At March 31, 2002 and 2001, we had $55.4 million and $6.4 million of short-term borrowings outstanding. The maximum amounts of combined short-term borrowings outstanding during the three months ended March 31, 2002 and 2001, were $160.0 million and $125.0 million. The average amounts of short-term borrowings outstanding during the three months ended March 31, 2002 and 2001, were $83.1 million and $61.0 million. The average interest rates for these borrowings were 2.4% and 6.3%.

At March 31, 2002, we had $255 million of unused borrowing capacity registered with the SEC for additional debt securities. In addition, in April 2002, a registration statement filed with the SEC covering $500 million in universal shelf capacity became effective. Under this registration statement, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and/or purchase contracts.

Our $125 million 9.85% notes mature in June 2002 and are classified in current portion of long-term debt at March 31, 2002.

Cash payments for interest, net of interest capitalized, were $26.4 million and $33.3 million for the three months ended March 31, 2002 and 2001.

(10)

FINANCIAL INSTRUMENTS. In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rate at March 31, 2002, was 4.1%. The swap expires in May 2005. This swap is designated as a fair value hedge of a proportionate amount of the fixed-rate debentures. The swap and the proportionate amount of debentures are marked to market with changes in the fair value of the instruments recorded in income (loss). These swaps were effective in hedging the changes in fair value; accordingly, these instruments had no net impact on our reported loss in the current period.

In January 2002, we entered into swaps for electricity that convert 40 megawatts of usage in the Northwest to a fixed rate. The swaps expire at the end of 2002. We also entered into natural gas swaps that convert 6,000 MMBtu per day of natural gas usage to a fixed price. These swaps expire in March 2003. These swaps are designated as cash flow hedges. Accordingly, the changes in fair value of these swaps, net of taxes, are recorded in "Accumulated other comprehensive income (loss)."

In February 2002, our forward exchange contracts with a notional amount of 160 million New Zealand dollars matured and were not renewed. Valuation gains and losses on these contracts were recognized in income as they occurred.

We are exposed to modest credit-related risks in the event of nonperformance by counterparties to our swaps. However, we do not expect the counterparties, which are all major financial institutions or energy companies, to fail to meet their obligations.

(11)

INVESTMENTS IN EQUITY AFFILIATES. In December 2001, we wrote down our 29% investment in IdentityNow, which we account for under the equity method, to its estimated fair value of $25 million. On May 10, 2002, we sold all the stock of our wholly owned subsidiary that holds our investment in IdentityNow. After recognition of tax benefits associated with this sale, this transaction will have a small, positive effect on net income and earnings per share when it is recorded in second quarter 2002.

(12)

GOODWILL AND INTANGIBLE ASSETS. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. Effective January 1, 2002, we adopted the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 requires us to assess our acquired goodwill for impairment annually. We will complete that initial assessment, in accordance with the provisions of the standard, in second quarter 2002.

We stopped amortizing goodwill January 1, 2002. Goodwill amortization for the three months ended March 31, 2001, was $2.1 million after tax, or 3 cents per basic and diluted share. Changes in the carrying amount of goodwill by segment are as follows:

	Boise Office Solutions	Boise Building Solutions	Total
	______________	_______________	____________
	(thousands)

Balance at December 31, 2001	$373,545	$11,640	$385,185
Effect of foreign exchange	2,948	(10)	2,938
	______________	________________	____________
Balance at March 31, 2002	$376,493	$11,630	$388,123
	==============	================	============

Acquired intangible assets are recorded in Other Assets in the accompanying Balance Sheets and totaled $23.5 million and $6.2 million at March 31, 2002 and 2001, and $23.1 million at December 31, 2001.

Intangible assets represent the values assigned to noncompete agreements, customer lists and relationships, and exclusive distribution rights of businesses acquired. Intangible assets are amortized on a straight-line basis over their expected useful lives, which range from three years to 20 years. Intangible assets at March 31, 2002, consisted of the following:

	Gross Carrying Amount	Accumulated Amortization
	______________	________________

Customer lists and relationships	$22,678	$(2,554)
Noncompete agreements	4,388	(3,137)
Exclusive distribution rights	2,268	(120)
	______________	________________
	$29,334	$(5,811)
	==============	================

Intangible asset amortization expense totaled $0.7 million and $0.5 million for the three months ended March 31, 2002 and 2001.

(13)

RESTRUCTURING ACTIVITIES. In February 2001, we announced the permanent closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the significant decline in federal timber offered for sale. We completed these closures in second quarter 2001, and 373 positions were eliminated. In first quarter 2001, we recorded a pretax charge of $54.0 million related to these closures. Sales for our Idaho operations for the three months ended March 31, 2001, were $25.9 million. Our operating loss for the three months ended March 31, 2001, was $1.1 million.

In first quarter 2001, we wrote off our investment in assets in Chile with a pretax charge of $4.9 million. We recorded both of these charges in our Boise Building Solutions segment and in "Other (income) expense, net" in the Statement of Loss for the three months ended March 31, 2001.

Restructuring reserve liability account activity related to these 2001 charges is as follows:

	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	_______	_________	_______	_______
	(thousands)

2001 expense recorded	$21,300	$15,000	$22,600	$58,900
Assets written down	(21,300)	-	-	(21,300)
Pension liability recorded	-	(9,600)	-	(9,600)
Charges against reserve	-	(5,000)	(10,100)	(15,100)
	________	_________	_______	_______
Restructuring reserve at December 31, 2001	-	400	12,500	12,900
Proceeds from sales of assets	-	-	200	200
Charges against reserve	-	(300)	(1,000)	(1,300)
	________	_________	_______	_______

Restructuring reserve at March 31, 2002	$-	$100	$11,700	$11,800
	========	=========	=======	=======

Asset write-downs were for plant and equipment at the closed Idaho facilities and the write-off of our equity investment in and related receivables from a joint venture in Chile. Employee-related costs include pension curtailment costs rising from the shutdowns of the Idaho facilities and severance costs. Other exit costs include tear-down and environmental cleanup costs related to the Idaho facilities and reserves for contractual obligations with no future benefit. These restructuring reserve liabilities are included in "Accrued liabilities, other" in the accompanying Balance Sheets.

(14)

BOISE OFFICE SOLUTIONS. In October 2000, we acquired Blue Star Business Supplies Group of US Office Products (Blue Star), a distributor of office and educational supplies in Australia and New Zealand, for $114.7 million in cash and the recording of $13.2 million in estimated acquisition liabilities. We have closed nine acquired distribution centers and will close nine more in the remainder of 2002. Approximately 250 employees have been terminated. Another 140 employees will be terminated during the remainder of 2002. The acquisition liability balance was $3.6 million at March 2002.

(15)

NEW ACCOUNTING STANDARDS. In July 2001, FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of Statement No. 141 became effective July 1, 2001. The provisions of Statement No. 142 became effective January 1, 2002. Statement No. 141 had little impact on us. We have used the purchase method to account for recent acquisitions, which is continued under the new standard. Statement No. 142 requires us to assess our acquired goodwill for impairment annually. We will complete that initial assessment, in accordance with the provisions of the standard, in second quarter 2002 (see Note 12).

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the new statement, we will record both an initial asset and a liability for estimated costs of legal obligations associated with the retirement of long-lived assets. The initial asset will be depreciated over the expected useful life of the asset. This statement will change our accounting for landfill closure costs. We currently accrue the estimated costs of closure over the expected useful life of the landfill. These costs have not been material in any individual year. We are assessing the impact of this statement on our results of operations and financial position. We will adopt this statement January 1, 2003.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted this statement January 1, 2002. It had no impact on our results of operations or financial position.

(16)

SEGMENT INFORMATION. There are no differences from our last annual report in our basis of segmentation or in our basis of measurement of segment profit or loss. An analysis of our operations by segment is as follows:

				Income
				(Loss)
				Before
	Sales (a)			Taxes and
	______________________________________			Minority
	Trade	Intersegment	Total	Interest (a)
	____________	___________	____________	____________
	(thousands)

Three Months Ended March 31, 2002
Boise Office Solutions	$883,649	$805	$884,454	$37,423
Boise Building Solutions	554,148	6,018	560,166	8,781
Boise Paper Solutions	344,717	111,258	455,975	(10,803)
Corporate and Other	5,709	12,687	18,396	(12,752)
	____________	___________	____________	____________
	1,788,223	130,768	1,918,991	22,649
Intersegment eliminations	-	(130,768)	(130,768)	-
Interest expense	-	-	-	(30,048)
	____________	___________	____________	____________
	$1,788,223	$-	$1,788,223	$(7,399)
	============	===========	============	============

Three Months Ended March 31, 2001
Boise Office Solutions	$966,206	$630	$966,836	$41,219
Boise Building Solutions	525,860	7,393	533,253	(66,425	) (b)
Boise Paper Solutions	403,253	112,991	516,244	24,676
Corporate and Other	5,937	12,717	18,654	(23,543	) (c)
	____________	___________	____________	____________
	1,901,256	133,731	2,034,987	(24,073)
Intersegment eliminations	-	(133,731)	(133,731)	-
Interest expense	-	-	-	(33,792)
	____________	___________	____________	____________
	$1,901,256	$-	$1,901,256	$(57,865)
	============	===========	============	============

(a)	Interest income has been allocated to our segments in the amounts of $0.3 million and $0.4 million for the three months ended March 31, 2002 and 2001.
(b)	Includes a pretax charge of $58.9 million related to the closure of two mills in Idaho and a write-off of our assets in Chile (see Note 13).
(c)	Includes a pretax charge of $10.9 million to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers (see Note 3).
(17)

LEGAL PROCEEDINGS, COMMITMENTS, AND CONTINGENCIES. We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws with respect to 20 active sites where hazardous substances or other contaminants are located. In most cases, we are one of many potentially responsible parties, and our alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, we have established appropriate reserves. We believe we have minimal or no responsibility with regard to several other sites. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations, our experience with respect to cleanup of hazardous substances, the fact that expenditures will, in many cases, be incurred over extended periods of time, and the number of solvent potentially responsible parties, we do not currently believe that the known actual and potential response costs will, in the aggregate, materially affect our financial condition or results of operations.

In March 2000, Environmental Protection Agency (EPA) Regions VI and X issued us a combined Notice of Violation (NOV) alleging violations of air emission permits and the New Source Review/Prevention of Significant Deterioration program. In March 2001, the EPA issued a second NOV, supplementing the original notice. The NOV alleged violations at seven of our plywood plants and one particleboard plant for the period 1979 through 1998. The NOV set forth the EPA's authority to seek, among other things, penalties of up to $27,500 per day for each violation. In March 2002, we resolved the allegations through a consent decree filed in U.S. District Court in Oregon. The consent decree is pending approval by the Court. As part of the consent decree, we agreed to install additional air pollution controls at several facilities at a total capital cost of approximately $12 million. We also agreed to implement supplemental environmental projects at a cost of approximately $2.9 million. These expenditures will be made over several years and will be capitalized as part of our additions to property, plant, and equipment and will be depreciated over their expected useful lives. Additionally, we agreed to pay a $4.35 million civil penalty. The company had previously established reserves for this penalty.

We are involved in other litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under these pending litigation or administrative proceedings would not materially affect our financial position or results of operations.

Over the past several years, the amount of timber available for commercial harvest in the United States has declined significantly due to environmental litigation and changes in government policy. As a result, we cannot accurately predict future log supply. Additional curtailments or closures of our wood products manufacturing facilities are possible.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Three Months Ended March 31
	__________________________
	2002	2001
	___________	___________

Sales	$1.8 billion	$1.9 billion
Net loss	$(6.6) million	$(35.5) million
Net loss per basic share	$(0.17)	$(0.68)
Net loss per diluted share	$(0.17)	$(0.68)
Net income (loss) before nonroutine items	$(6.6) million	$7.1 million
Net income (loss) per basic share before nonroutine items	$(0.17)	$0.07
Net income (loss) per diluted share before nonroutine items	$(0.17)	$0.07

	(percentage of sales)
Materials, labor, and other operating expenses	81.7%	81.0%
Selling and distribution expenses	10.7%	10.8%
General and administrative expenses	2.0%	1.6%

Nonroutine Items. In February 2001, we announced the permanent closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the significant decline in federal timber offered for sale. We completed these closures in the second quarter 2001. In first quarter 2001, we recorded a pretax charge of $54.0 million related to these closures. In addition, in first quarter 2001, we wrote off our investment in assets in Chile with a pretax charge of $4.9 million. We recorded both of these charges in our Boise Building Solutions segment and in "Other (income) expense, net" in the Statement of Loss for the three months ended March 31, 2001. Additional information on these charges is in the results of operations for Boise Building Solutions.

In first quarter 2001, our Corporate and Other segment recorded a $10.9 million pretax, noncash charge to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers. These workers participated in a multiemployer trust that converted to a single employer trust. This charge was recorded in "Other (income) expense, net" in the Statement of Loss.

The net impact of the nonroutine items in 2001 decreased net income $42.6 million and basic and diluted income per share 75 cents for the three months ended March 31, 2001.

Overview Before Nonroutine Items. Sales for the three months ended March 31, 2002, decreased, compared with the sales in the same period in 2001, due to reduced demand in Boise Office Solutions and lower product prices in Boise Paper Solutions. Sales decreased 12% in the paper business and 9% in the office products business while sales in the building products business increased 5%.

Materials, labor, and other operating expenses increased as a percent of sales for the three months ended March 31, 2002, because of lower weighted average net selling prices in Boise Paper Solutions. The effect of the lower paper prices was partially offset by lower manufacturing costs in Boise Building Solutions. Selling and distribution expense as a percent of sales was lower for the three months ended March 31, 2002, compared with the same period in 2001, due primarily to cost control efforts in Boise Office Solutions. General and administrative expenses increased as a percent of sales for the three months ended March 31, 2002, compared with the same period in 2001, due to the lower sales and higher compensation and benefit expense. See the results of operations by segment for additional detail.

Interest expense was $30.0 million and $33.8 million for the three months ended March 31, 2002 and 2001. The variances were mainly due to changes in our debt levels and, to a lesser degree, changes in interest rates.

Our estimated effective tax benefit rate for the three months ended March 31, 2002, was 37.5%, compared with an estimated effective tax benefit rate of 38.5% for the three months ended March 31, 2001. Before nonroutine items, our annual tax provision rate in 2001 was 34.0%. The increase in our estimated 2002 tax rate, compared with our 2001 annual tax provision rate, before nonroutine items, was due primarily to our charitable donation in 2001 of surplus property in Vancouver, Washington, for which we received a tax benefit. Changes in our tax rates were also due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

For the three months ended March 31, 2002, net income decreased 193%, compared with net income for the three months ended March 31, 2001, primarily because of weak paper and office products distribution markets. The effect of these weak markets was partially offset by improving market conditions in our building products business. In accordance with new accounting requirements, we stopped amortizing goodwill on January 1, 2002. This change favorably impacted net income by $2.1 million, or 3 cents per basic and diluted share, in first quarter 2002, compared with first quarter 2001.

BOISE OFFICE SOLUTIONS
	Three Months Ended March 31
	___________________________
	2002	2001
	___________	___________

Sales	$884.5 million	$966.8 million
Segment income	$37.4 million	$41.2 million

	(percentage of sales)

Gross profit margin	23.6%	23.7%
Operating expenses	19.4%	19.5%
Operating profit	4.2%	4.3%

Operating Results. Sales decreased 9% for the three months ended March 31, 2002, compared with the same period in 2001, while same-location sales decreased 8%. The decrease in sales is the result of a slow U.S. economy. Demand for our products was weak across all geographies and most product lines, especially furniture, which was down 22% from a year ago. As well as customers becoming more cost-conscious about their office products purchases, with wide spread layoffs in white-collar America, there are fewer people actually placing orders. For the three months ended March 31, 2002, segment income decreased from the same period in 2001 due to the declining sales discussed above as well as lower gross profit margins. Our gross profit margin declined period over period primarily due to lower merchandise margins and higher delivery costs. Our operating expenses decreased as a result of cost controls as well as the elimination of amortization of goodwill beginning January 1, 2002.

BOISE BUILDING SOLUTIONS

	Three Months Ended March 31
	________________________
	2002	2001
	___________	___________

Sales	$560.2 million	$533.3 million
Segment income (loss)	$8.8 million	$(66.4) million
Segment income (loss) before nonroutine items	$8.8 million	$(7.5) million

Sales Volumes
Plywood (1,000 sq. ft. 3/8" basis)	440,525	459,057
OSB (1,000 sq. ft. 3/8" basis) (a)	100,161	99,733
Lumber (1,000 board ft.)	95,911	95,251
LVL (100 cubic ft.)	17,895	15,400
I-joists (1,000 equivalent lineal ft.)	34,995	33,487
Particleboard (1,000 sq. ft. 3/4" basis)	49,749	47,953
Distribution (millions of sales dollars)	$375	$341

Average Net Selling Prices (b)
Plywood (1,000 sq. ft. 3/8" basis)	$231	$217
OSB (1,000 sq. ft. 3/8" basis)	131	108
Lumber (1,000 board ft.)	481	436
LVL (100 cubic ft.)	1,491	1,526
I-joists (1,000 equivalent lineal ft.)	896	907
Particleboard (1,000 sq. ft. 3/4" basis)	230	253

(a) Includes 100% of the sales of Voyageur Panel, of which we own 47%. (b) Gross invoice price less trade discounts and freight costs.

Nonroutine Items. In February 2001, we announced the permanent closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the significant decline in federal timber offered for sale. We completed these closures in second quarter 2001, and 373 positions were eliminated. In first quarter 2001, we recorded a pretax charge of $54.0 million related to these closures. Sales for our Idaho operations for the three months ended March 31, 2001, were $25.9 million. Our operating loss for the three months ended March 31, 2001, was $1.1 million.

In addition, in first quarter 2001, we wrote off our investment in assets in Chile with a pretax charge of $4.9 million. We recorded both of these charges in our Boise Building Solutions segment and in "Other (income) expense, net" in the Statement of Loss for the three months ended March  31, 2001.

Restructuring reserve liability account activity related to these 2001 charges is as follows:
	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	_______	_________	_______	_______
	(thousands)

2001 expense recorded	$21,300	$15,000	$22,600	$58,900
Assets written down	(21,300)	-	-	(21,300)
Pension liability recorded	-	(9,600)	-	(9,600)
Charges against reserve	-	(5,000)	(10,100)	(15,100)
	________	_________	_______	_______
Restructuring reserve at December 31, 2001	-	400	12,500	12,900
Proceeds from sales of assets	-	-	200	200
Charges against reserve	-	(300)	(1,000)	(1,300)
	________	_________	_______	_______

Restructuring reserve at March 31, 2002	$-	$100	$11,700	$11,800
	========	=========	=======	=======

Asset write-downs were for plant and equipment at the closed Idaho facilities and the write-off of our equity investment in and related receivables from a joint venture in Chile. Employee-related costs include pension curtailment costs arising from the shutdowns of the Idaho facilities and severance costs. Other exit costs include tear-down and environmental cleanup costs related to the Idaho facilities and reserves for contractual obligations with no future benefit. We estimate that approximately $7 million of the remaining reserve balance will be spent in 2002 with the rest spent in 2003. These restructuring reserve liabilities are included in "Accrued liabilities, other" in the accompanying Balance Sheets.

Operating Results Before Nonroutine Items. The 5% increase in sales for the three months ended March 31, 2002, compared with the same period in 2001, was due to significantly stronger wood products prices. Average oriented strand board, lumber, and plywood prices were 21%, 10%, and 6% higher, respectively, than in first quarter 2001. Building materials distribution sales increased 10% due to the stronger prices. The 217% increase in operating income in 2002, compared with 2001, was due to the higher selling prices as well as lower wood and conversion costs.

BOISE PAPER SOLUTIONS
	Three Months Ended March 31
	________________________
	2002	2001
	___________	___________

Sales	$456.0 million	$516.2 million
Segment income (loss)	$(10.8) million	$24.7 million

Sales Volumes
(thousands of short tons)
Uncoated free sheet	355	368
Containerboard	160	158
Newsprint	84	103
Other	49	35
	_____	_____
	648	664
	=====	=====
Average Net Selling Prices (a)
(per short ton)
Uncoated free sheet	$712	$759
Containerboard	327	390
Newsprint	368	511

(a) Gross invoice price less trade discounts and freight cost.

Operating Results. The decrease in sales for the three months ended March 31, 2002, compared with the same period in 2001, was due to an 11% decrease in weighted average net selling prices as well as a 2% decrease in unit sales volume. During the quarter, we took about 69,000 tons of market-related curtailment, compared with 25,000 tons in 2001. Segment income declined 144%. This decline was due to the price and volume decreases discussed above, partially offset by lower manufacturing costs. Unit manufacturing costs decreased 2%, compared with the prior year.

FINANCIAL CONDITION AND LIQUIDITY

Operating Activities. For the first three months of 2002, operations provided $0.5 million in cash, compared with $48.8 million for the same period in 2001. For the three months ended March 31, 2002, net income items provided $59.3 million of cash, and unfavorable changes in working capital items used $58.8 million. For the first three months of 2001, net income provided $78.7 million of cash, offset by $29.9 million of unfavorable working capital items. Our current ratio was 1.23:1 at March 31, 2002, and 1.49:1 at March 31, 2001, compared with 0.98:1 at December 31, 2001. The change in the current ratio is primarily the result of the reclassification of our revolving credit debt to long-term debt with the signing of a new agreement that expires in 2005.

Investing Activities. Cash used for investment was $63.1 million for the first three months of 2002, while cash provided by investment was $83.0 million for the same period in 2001. Cash expenditures for property and equipment, timber and timberlands, and investments in equity affiliates totaled $45.8 million in 2002 and $69.0 million in 2001. In early January 2001, we received a final payment, net of forward exchange contracts, of $159.6 million for the note receivable from the sale of our European office products operations, which we used to reduce debt.

We expect capital investment in 2002 to be $270 million to $290 million, excluding acquisitions. These amounts include approximately $20 million for our environmental compliance program. In 2001, we began construction of a new facility in Elma, Washington, to manufacture wood-plastic composite building products. The total cost of this facility is expected to be approximately $90 million. We have spent $63 million to date. The remainder will be spent in 2002. Start-up should begin in third quarter 2002.

The balance of our capital spending will be for quality and efficiency projects, replacement, and modest purchases of timber and timberlands.

Financing Activities. Cash provided by financing was $62.2 million for the first three months of 2002. Cash used for financing was $127.7 million for the first three months of 2001. Dividend payments totaled $8.7 million and $8.6 million for the first three months of 2002 and 2001. In both years, our quarterly dividend was 15 cents per common share.

Changes in short-term borrowings represent net changes in notes payable. Additions to long-term debt for the three months ended March 31, 2002, included $149.8 million of 7.5% notes due in 2008. Payments of long-term debt in this period included $70.0 million under our revolving credit agreement and repayment of $15.5 million of bank debt for our Australian operations. Additions to long-term debt for the three months ended March 31, 2001, included $14.6 million of bank debt for our Australian operations. Payments of long-term debt in this period included $80.0 million under our revolving credit agreement and repayment of $5.0 million of medium-term notes.

At March 31, 2002 and 2001, we had $1.7 billion and $1.8 billion of debt outstanding. At December 31, 2001, we had $1.6 billion of debt outstanding. Our debt-to-equity ratio was 1.06:1 at both March 31, 2002 and 2001. Our debt-to-equity ratio was 1.00:1 at December 31, 2001.

In March 2002, we entered into a new, three-year, unsecured revolving credit agreement with 13 major financial institutions that permits us to borrow as much as $525 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. The borrowing capacity under the agreement can be expanded, and we have received a commitment from an additional financial institution that will increase the total revolver size to $560 million. The revolving credit agreement replaces a similar agreement that was to expire in June 2002. Borrowings under the old agreement were repaid. Borrowings under the new agreement were $180 million at March 31, 2002. At March 31, 2002, our borrowing rate under the agreement was 2.9%. We have entered into interest rate swaps related to $150 million of these borrowings, which gave us an effective interest rate for outstanding borrowings under the revolving credit agreement of 5.4% at March 31, 2002. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at March 31, 2002, exceeded the defined minimum by $290 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

In March 2002, we entered into an interest rate swap with a notional amount of $50 million with respect to $50 million of fixed-rate $150 million 7.05% debentures. This swap converts $50 million of this fixed-rate debt to variable-rate debt based on six-month LIBOR plus approximately 2.2%. At March 31, 2001, the interest rate was 4.1%. This swap expires in May 2005.

In January 2002, we sold $150 million of 7.5% notes due in 2008. We used proceeds from this sale to reduce amounts outstanding under our revolving credit agreement and short-term debt.

At March 31, 2002 and 2001, we had $55.4 million and $6.4 million of short-term borrowings outstanding. The maximum amounts of combined short-term borrowings outstanding during the three months ended March 31, 2002 and 2001, were $160.0 million and $125.0 million. The average amounts of short-term borrowings outstanding during the three months ended March 31, 2002 and 2001, were $83.1 million and $61.0 million. The average interest rates for these borrowings were 2.4% for 2002 and 6.3% for 2001.

At March 31, 2002, we had $255 million of unused borrowing capacity registered with the Securities and Exchange Commission (SEC) for additional debt securities. In addition, in April 2002, a registration statement filed with the SEC covering $500 million in universal shelf capacity became effective. Under this registration statement, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and/or purchase contracts.

Our $125 million 9.85% notes are due and payable in June 2002.

Additional information about our credit agreements and debt is in Note 9 accompanying our financial statements.

Our cash requirements going forward will be funded through a combination of cash flow from operations, borrowings under our existing credit facilities, issuance of new debt or equity securities, and possible sales of assets.

We believe inflation has not had a material effect on our financial condition or results of operations; however, there can be no assurance that we will not be affected by inflation in the future. Our overall sales are not subject to significant seasonal variations.

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of Statement No. 141 became effective July 1, 2001. The provisions of Statement No. 142 became effective January 1, 2002. Statement No. 141 had little impact on us. We have used the purchase method to account for recent acquisitions, which is continued under the new standard. Statement No. 142 requires us to assess our acquired goodwill for impairment annually. We will complete that initial assessment, in accordance with the provisions of the standard, in second quarter 2002. Also in accordance with the provisions of this standard, we stopped amortizing goodwill January 1, 2002. Amoritzation of goodwill for the three months ended March 31, 2001, increased net loss for that period $2.1 million, or 3 cents per basic and diluted share.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the new statement, we will record both an initial asset and a liability for estimated costs of legal obligations associated with the retirement of long-lived assets. The initial asset will be depreciated over the expected useful life of the asset. This statement will change our accounting for landfill closure costs. We currently accrue the estimated costs of closure over the expected useful life of the landfill. These costs have not been material in any individual year. We are assessing the impact of this statement on our results of operations and financial position. We will adopt this statement January 1, 2003.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted this statement January 1, 2002. It had no impact on our results of operations or financial position.

TIMBER SUPPLY AND ENVIRONMENTAL ISSUES

For information on timber supply and environmental issues, see our Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 13.1, Financial Review.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 13.1, Financial Review. In addition to the information discussed there, the events described below have occurred.

In December 2001, we wrote down our 29% investment in IdentityNow, which we account for under the equity method, to its estimated fair value of $25 million. On May 10, 2002, we sold all the stock of our wholly owned subsidiary that holds our investment in IdentityNow. After recognition of tax benefits associated with this sale, this transaction will have a small, positive effect on net income and earnings per share when it is recorded in second quarter 2002.

OUTLOOK

The company's performance should recover in the quarters ahead as the economy grows and the expected upturn in paper markets gets underway. But the near-term pace of recovery may be slow. We expect sales and income in our office products distribution business to decline in the second quarter, relative to the first quarter, as they typically have the past several years. Year-over-year sales comparisons, however, should begin to get better. We expect continued improvement in wood products markets during the building season, helped by low interest rates and healthy housing starts. Our paper business should post better results in the second quarter because of reduced newsprint production downtime, lower unit costs, and modestly strengthening uncoated free sheet markets.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis, including the Outlook section, includes forward-looking statements within the meaning of the federal securities laws. Actual results may differ materially from those expressed in or implied by the statements. Factors that could cause actual results to differ include, among other things, fluctuations in production capacity and demand across pulp, paper, and wood products markets; changes in the U.S. and world economies and the effect of those changes on imports and exports of paper and wood products; changes in the level of white-collar employment and the effect of those changes on the purchase of office products and paper; the implementation of laws and regulations that affect timber supply and/or our expenditures for environmental compliance; catastrophic events such as fire or windstorm; changes in energy and energy-related costs; the introduction of new technologies that reduce or replace the use of resource-based products; and other factors included in our filings with the Securities and Exchange Commission.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest and currency rates expose the company to financial market risk. Our debt is predominantly fixed-rate. We experience only modest changes in interest expense when market interest rates change. Most foreign currency transactions have been conducted in local currencies, limiting our exposure to changes in currency rates. Consequently, our market risk sensitive instruments do not subject us to material market risk exposure. Changes in our debt and continued international expansion could increase these risks. To manage volatility relating to these exposures, we may enter into various derivative transactions, such as interest rate swaps, rate hedge agreements, forward purchase contracts, and forward exchange contracts. We do not use derivative financial instruments for trading purposes.

In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rate at March 31, 2002, was 4.1%. The swap expires in May 2005. This swap is designated as a fair value hedge of a proportionate amount of the fixed-rate debentures. The swap and the proportionate amount of debentures are marked to market with changes in the fair value of the instruments recorded in income (loss). These swaps were effective in hedging the changes in fair value; accordingly, these instruments had no net impact on our reported loss in the current period.

In January 2002, we entered into swaps for electricity that convert 40 megawatts of usage in the Northwest to a fixed rate. The swaps expire at the end of 2002. We also entered into natural gas swaps that convert 6,000 MMBtu per day of natural gas usage to a fixed price. These swaps expire in March 2003. These swaps are designated as cash flow hedges. Accordingly, the changes in fair value of these swaps, net of taxes, are recorded in "Accumulated other comprehensive income (loss)."

In February 2002, our forward exchange contracts with a notional amount of 160 million New Zealand dollars matured and were not renewed. Valuation gains and losses on these contracts were recognized in income as they occurred.

We are exposed to modest credit-related risks in the event of nonperformance by counterparties to our swaps. However, we do not expect the counterparties, which are all major financial institutions or energy companies, to fail to meet their obligations.

PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

Reference is made to our Annual Report on Form 10-K for the year ended December 31, 2001, for information concerning legal proceedings.

ITEM 2.	CHANGES IN SECURITIES
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual shareholders meeting on April 18, 2002. A total of 62,543,996 shares of common and preferred stock were outstanding and entitled to vote at the meeting. Of the total outstanding, 54,889,051 shares were represented at the meeting.

Shareholders cast votes for election of the following directors whose terms expire in 2005:
	In Favor	Against	Not Voted
Francesca Ruiz de Luzuriaga	43,252,053	11,636,998	--
Frank A. Shrontz	43,267,857	11,621,194	--
Carolyn M. Ticknor	43,312,728	11,576,323	--
Ward W. Woods, Jr.	38,592,964	16,296,087	--

Continuing in office are Philip J. Carroll, Claire S. Farley, Rakesh Gangwal, Gary G. Michael, and A. William Reynolds, whose terms expire in 2004, and Richard R. Goodmanson, Edward E. Hagenlocker, George J. Harad, Donald S. Macdonald, and Jane E. Shaw, whose terms expire in 2003.

On April 17, 2002, we announced the withdrawal of Proposal 2, Appointment of Arthur Andersen LLP as independent auditors for 2002, from the agenda of its annual meeting of shareholders. On April 18, 2002, the Audit Committee of the Board of Directors appointed KPMG LLP as our independent auditors.

The shareholders voted for a shareholder proposal asking the board of directors to take the necessary steps to declassify our board of directors. The shareholders cast 38,044,887 votes for, 9,276,059 against, 597,275 abstained, and 6,970,830 not voted. This vote was of an advisory nature. Actual declassification of the board would require a formal amendment to our Certificate of Incorporation. Such an amendment would need to be approved by 80% of the outstanding shares entitled to vote.

The shareholders also voted for a shareholder proposal asking that our board of directors solicit shareholder approval for any shareholders rights plan that might be adopted or, if that approval is not received, that any rights plan be redeemed. The shareholders cast 34,260,091 votes for, 13,090,779 against, 561,351 abstained, and 6,976,830 not voted. This vote was of an advisory nature. Our Board of Directors will make a determination whether to solicit shareholder approval of the current or any future plan.

ITEM 5.	OTHER INFORMATION
None.
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits. Required exhibits are listed in the Index to Exhibits and are incorporated by reference.
(b)

Reports on Form 8-K.

On January 25, 2002, we filed a Form 8-K with the Securities and Exchange Commission to announce our operating results for the fourth quarter and full year of 2001.

On April 19, 2002, we filed a Form 8-K with the Securities and Exchange Commission to announce the engagement of KPMG LLP as our firm of independent auditors, replacing Arthur Andersen LLP.

On May 13, 2002, we filed a Form 8-K with the Securities and Exchange Commission to announce the engagement of KPMG LLP as the firm of independent auditors for our three savings and supplemental retirement plans. KPMG LLP replaces Arthur Andersen LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE CORPORATION
/s/ Thomas E. Carlile _________________________________ Thomas E. Carlile Vice President and Controller (As Duly Authorized Officer and Chief Accounting Officer)
Date: May 13, 2002

BOISE CASCADE CORPORATION
INDEX TO EXHIBITS
Filed With the Quarterly Report on Form 10-Q
for the Quarter Ended March 31, 2002
Number	Description	Page Number
4	Revolving Credit Agreement dated as of March 28, 2002	25
11	Computation of Per Share Earnings	96
12.1	Ratio of Earnings to Fixed Charges	97
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements	98