Form 10-Q
period 2002-06-30
BOISE CASCADE CORP
filed 2002-08-12
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of July 31, 2002 58,279,950

PART I - FINANCIAL INFORMATION
BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF INCOME (LOSS)
(thousands, except per-share amounts)
ITEM 1.	FINANCIAL STATEMENTS
	Three Months Ended June 30
	_______________________
	2002	2001
	_________	_________
	(unaudited)
Revenues
Sales	$1,888,027	$1,889,783
	_________	_________
Costs and expenses
Materials, labor, and other operating expenses	1,540,027	1,511,723
Depreciation, amortization, and cost of company timber harvested	78,690	74,753
Selling and distribution expenses	195,085	202,108
General and administrative expenses	40,866	32,311
Other (income) expense, net	25,669	1,395
	_________	_________
	1,880,337	1,822,290
	_________	_________
Equity in net loss of affiliates	(482)	(2,059)
	_________	_________
Income from operations	7,208	65,434
	_________	_________

Interest expense	(30,010)	(32,494)
Interest income	800	747
Foreign exchange gain	371	295
	_________	_________
	(28,839)	(31,452)
	_________	_________
Income (loss) before income taxes and minority interest	(21,631)	33,982
Income tax (provision) benefit	26,891	(14,392)
	_________	_________
Income before minority interest	5,260	19,590
Minority interest, net of income tax	(2,017)	89
	_________	_________
Net income	3,243	19,679
Preferred dividends	(3,288)	(3,204)
	_________	_________

Net income (loss) applicable to common shareholders	$(45)	$16,475
	=========	=========
Net income (loss) per common share
Basic	$(0.00)	$0.29
	=====	=====
Diluted	$(0.00)	$0.28
	=====	=====

See accompanying notes to financial statements.

PART I - FINANCIAL INFORMATION
BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF INCOME (LOSS)
(thousands, except per-share amounts)

	Six Months Ended June 30
	_______________________
	2002	2001
	_________	_________
	(unaudited)
Revenues
Sales	$3,676,250	$3,791,039
	_________	_________
Costs and expenses
Materials, labor, and other operating expenses	3,001,011	3,051,321
Depreciation, amortization, and cost of company timber harvested	151,424	148,121
Selling and distribution expenses	386,772	408,311
General and administrative expenses	75,869	61,989
Other (income) expense, net	29,289	73,714
	_________	_________
	3,644,365	3,743,456
	_________	_________
Equity in net loss of affiliates	(2,055)	(4,023)
	_________	_________
Income from operations	29,830	43,560
	_________	_________

Interest expense	(60,058)	(66,286)
Interest income	1,055	1,167
Foreign exchange gain (loss)	143	(2,324)
	_________	_________
	(58,860)	(67,443)
	_________	_________
Loss before income taxes and minority interest	(29,030)	(23,883)
Income tax benefit	29,666	7,867
	_________	_________
Income (loss) before minority interest	636	(16,016)
Minority interest, net of income tax	(4,013)	195
	_________	_________
Net loss	(3,377)	(15,821)
Preferred dividends	(6,550)	(6,466)
	_________	_________

Net loss applicable to common shareholders	$(9,927)	$(22,287)
	=========	=========
Net loss per common share
Basic	$(0.17)	$(0.39)
	=====	=====
Diluted	$(0.17)	$(0.39)
	=====	=====

See accompanying notes to financial statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(thousands)

ASSETS
	June 30		December 31
	_________________________		___________
	2002	2001	2001
	_________	___________	___________
	(unaudited)
Current
Cash and cash equivalents	$79,044	$68,927	$56,702
Receivables, less allowances
of $12,435, $9,814, and $11,534	499,233	516,261	424,722
Inventories	623,340	667,964	652,953
Deferred income tax benefits	69,703	75,303	65,004
Other	45,651	47,264	45,646
	__________	___________	___________
	1,316,971	1,375,719	1,245,027
	__________	___________	___________
Property
Property and equipment
Land and land improvements	70,227	70,479	68,482
Buildings and improvements	698,577	659,693	675,905
Machinery and equipment	4,648,093	4,507,571	4,606,102
	__________	___________	___________
	5,416,897	5,237,743	5,350,489
Accumulated depreciation	(2,843,525)	(2,663,080)	(2,742,650)
	__________	___________	___________
	2,573,372	2,574,663	2,607,839
Timber, timberlands, and timber deposits	314,567	294,842	322,132
	__________	___________	___________
	2,887,939	2,869,505	2,929,971
	__________	___________	___________
Goodwill, net of amortization
of $56,910, $51,263, and $56,910	401,718	403,042	385,185
Investments in equity affiliates	36,245	121,156	62,162
Other assets	316,588	274,700	311,623
	__________	___________	___________
Total assets	$4,959,461	$5,044,122	$4,933,968
	==========	===========	===========

See accompanying notes to financial statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(thousands, except share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY
	June 30		December 31
	_______________________		___________
	2002	2001	2001
	_________	_________	___________
	(unaudited)
Current
Short-term borrowings	$30,700	$49,400	$48,700
Current portion of long-term debt	90,797	526,096	391,379
Income taxes payable	-	16,536	-
Accounts payable	519,285	569,285	503,402
Accrued liabilities
Compensation and benefits	147,063	149,109	151,094
Interest payable	29,068	24,668	25,510
Other	143,713	154,541	145,866
	_________	_________	___________
	960,626	1,489,635	1,265,951
	_________	_________	___________
Debt
Long-term debt, less current portion	1,413,699	1,053,978	1,062,866
Guarantee of ESOP debt	71,184	99,415	80,889
	_________	_________	___________
	1,484,883	1,153,393	1,143,755
	_________	_________	___________
Other
Deferred income taxes	284,877	381,557	308,305
Other long-term liabilities	475,747	291,780	465,104
	_________	_________	___________
	760,624	673,337	773,409
	_________	_________	___________
Minority interest
Company-obligated mandatorily redeemable securities of subsidiary trust holding solely debentures of parent	172,500	-	172,500
	_________	_________	___________
Shareholders' equity
Preferred stock -- no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 4,387,327; 4,569,843; and 4,480,580 shares outstanding	197,430	205,643	201,626
Deferred ESOP benefit	(71,184)	(99,415)	(80,889)
Common stock -- $2.50 par value; 200,000,000 shares authorized; 58,236,468; 57,550,571; and 58,061,762 shares outstanding	145,591	143,876	145,154
Additional paid-in capital	471,940	460,774	466,952
Retained earnings	964,731	1,040,308	985,311
Accumulated other comprehensive income (loss)	(127,680)	(23,429)	(139,801)
	_________	_________	___________
Total shareholders' equity	1,580,828	1,727,757	1,578,353
	_________	_________	___________
Total liabilities and shareholders' equity	$4,959,461	$5,044,122	$4,933,968
	=========	=========	===========

See accompanying notes to financial statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(thousands)
	Six Months Ended June 30
	____________________________
	2002	2001
	___________	___________
	(unaudited)
Cash provided by (used for) operations
Net loss	$(3,377)	$(15,821)
Items in net loss not using (providing) cash
Equity in net loss of affiliates	2,055	4,023
Depreciation, amortization, and cost of company timber harvested	151,424	148,121
Deferred income tax benefit	(35,971)	(23,098)
Minority interest, net of income tax	-	(195)
Restructuring activities	-	58,929
Other	23,503	13,195
Receivables	(72,288)	(13,427)
Inventories	29,753	78,073
Accounts payable and accrued liabilities	10,398	(23,454)
Current and deferred income taxes	(1,949)	1,550
Other	42,631	(969)
	___________	___________
Cash provided by operations	146,179	226,927
	___________	___________
Cash provided by (used for) investment
Expenditures for property and equipment	(96,120)	(132,605)
Expenditures for timber and timberlands	(4,505)	(8,957)
Investments in equity affiliates	-	(500)
Purchases of facilities	(1,406)	(4,655)
Sales of assets	-	160,984
Other	(24,522)	(30,213)
	___________	___________
Cash used for investment	(126,553)	(15,946)
	___________	___________
Cash provided by (used for) financing
Cash dividends paid
Common stock	(17,439)	(17,209)
Preferred stock	(7,357)	(7,683)
	___________	___________
	(24,796)	(24,892)
Short-term borrowings	(18,000)	(2,600)
Additions to long-term debt	232,109	14,559
Payments of long-term debt	(183,643)	(191,299)
Other	(2,954)	(642)
	___________	___________
Cash provided by (used for) financing	2,716	(204,874)
	___________	___________

Increase in cash and cash equivalents	22,342	6,107
Balance at beginning of the year	56,702	62,820
	___________	___________
Balance at June 30	$79,044	$68,927
	===========	===========

See accompanying notes to financial statements.

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

The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included. Net income (loss) for the three and six months ended June 30, 2002 and 2001, necessarily involved estimates and accruals. Actual results may vary from those estimates. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2)

NET INCOME (LOSS) PER COMMON SHARE. Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by applicable shares outstanding. For the three months ended June 30, 2002, and for the six months ended June 30, 2002 and 2001, the computation of diluted net income (loss) per share was antidilutive; therefore, the amounts reported for basic and diluted loss were the same.

	Three Months Ended June 30		Six Months Ended June 30
	__________________		__________________
	2002	2001	2002	2001
	_______	_______	_______	_______
	(thousands, except per-share amounts)
BASIC

Net income (loss)	$3,243	$19,679	$(3,377)	$(15,821)
Preferred dividends (a)	(3,288)	(3,204)	(6,550)	(6,466)
	_______	_______	_______	_______
Basic income (loss)	$(45)	$16,475	$(9,927)	$(22,287)
	=======	=======	=======	=======

Average shares used to determine basic income (loss) per common share	58,212	57,484	58,156	57,419
	=======	=======	=======	=======
Basic income (loss) per common share	$0.00	$0.29	$(0.17)	$(0.39)
	=======	=======	=======	=======
DILUTED

Basic income (loss)	$(45)	$16,475	$(9,927)	$(22,287)
Preferred dividends eliminated	-	3,204	-	-
Supplemental ESOP contribution	-	(2,658)	-	-
	_______	_______	_______	_______

Diluted income (loss) (b)	$(45)	$17,021	$(9,927)	$(22,287)
	=======	=======	=======	=======
Average shares used to determine basic
income (loss) per common share	58,212	57,484	58,156	57,419
Stock options and other	-	537	-	-
Series D Convertible Preferred Stock	-	3,688	-	-
	_______	_______	_______	_______
Average shares used to determine diluted income (loss) per common share (b)(c)	58,212	61,709	58,156	57,419
	=======	=======	=======	=======
Diluted income (loss) per common share	$0.00	$0.28	$(0.17)	$(0.39)
	=======	=======	=======	=======

(a)	The dividend attributable to our Series D Convertible Preferred Stock held by our ESOP (employee stock ownership plan) is net of a tax benefit.

(b)

Adjustments totaling $0.3 million for the three months ended June 30, 2002, which would have reduced the basic loss to arrive at diluted loss, were excluded because the calculation of diluted loss per share was antidilutive. Also, for the three months ended June 30, 2002, potentially dilutive common shares of 4.0 million were excluded from average shares because they were antidilutive.

Adjustments totaling $0.7 million and $1.1 million for the six months ended June 30, 2002 and 2001, which would have reduced the basic loss to arrive at diluted loss, were excluded because the calculation of diluted loss per share was antidilutive. Also, for the six months ended June 30, 2002 and 2001, potentially dilutive common shares of 4.1 million and 4.2 million were excluded from average shares because they were antidilutive.

(c)

Options to purchase 4.0 million shares of common stock were outstanding during the three months ended June 30, 2002, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Forward contracts to purchase 4.9 million shares of common stock were outstanding during the three months ended June 30, 2002, but were not included in the computation of diluted earnings per share because the conversion price was greater than the market price of the common shares. These forward contracts are related to our adjustable conversion-rate equity security units. No similar forward purchase contracts were outstanding for the three months ended June 30, 2001.

Options to purchase 3.6 million and 2.2 million shares of common stock were outstanding during the six months ended June 30, 2002 and 2001, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Forward contracts to purchase 4.9 million shares of common stock were outstanding during the six months ended June 30, 2002, but were not included in the computation of diluted earnings per share because the conversion price was greater than the market price of the common shares. These forward contracts are related to our adjustable conversion-rate equity security units. No similar forward purchase contracts were outstanding for the six months ended June 30, 2001.

(3)

OTHER (INCOME) EXPENSE, NET. "Other (income) expense, net" includes nonroutine and miscellaneous income and expense items. In first quarter 2001, our Corporate and Other segment included a $10.9 million pretax, noncash charge to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers. These workers participated in a multiemployer trust that converted to a single employer trust. The components of "Other (income) expense, net" in our Statements of Income (Loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	____________________		_________________
	2002	2001	2002	2001
	_______	________	_______	_______
	(thousands)

Sales of receivables (Note 6)	$1,091	$2,478	$2,172	$4,964
Sale of investment in IdentityNow (Note 11)	23,646	-	23,646	-
Restructuring activities (Note 13)	-	-	-	58,929
Postretirement benefits	-	-	-	10,871
Other, net	932	(1,083)	3,471	(1,050)
	_______	_______	_______	_______
	$25,669	$1,395	$29,289	$73,714
	=======	=======	=======	=======

(4)

INCOME TAXES. Our effective tax benefit rate for the six months ended June 30, 2002, was 102.2%, compared with an effective tax benefit rate of 32.9% for the six months ended June 30, 2001. The increase in our 2002 estimated tax benefit rate, compared with 2001, is due to the tax benefit recorded for the sale of IdentityNow (see Note 11). Before nonroutine items, our estimated effective tax benefit rate for the six months ended June 30, 2002, was 37.5%. Before nonroutine items, our annual tax provision rate in 2001 was 34.0%. The increase in our estimated 2002 tax benefit rate, before nonroutine items, compared with our 2001 annual tax provision rate, before nonroutine items, was due primarily to our charitable donation in 2001 of surplus property in Vancouver, Washington, for which we received a tax benefit. Changes in our tax rates were also due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

For the three and six months ended June 30, 2002, we paid income taxes, net of refunds received, of $3.4 million and $7.2 million. We paid $2.5 million and $10.6 million for the same periods in 2001.

(5)	COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) for the periods include the following:

	Three Months Ended June 30		Six Months Ended June 30
	__________________		___________________
	2002	2001	2002	2001
	_______	_______	_______	_______
	(thousands)

Net income (loss)	$3,243	$19,679	$(3,377)	$(15,821)
Other comprehensive income (loss)
Cumulative foreign currency translation adjustment, net of income taxes	9,484	2,972	12,807	(4,021)
Cash flow hedges, net of income taxes	(876)	(21)	(686)	(910)
	_______	_______	_______	_______
Comprehensive income (loss), net of income taxes	$11,851	$22,630	$8,744	$(20,752)
	=======	=======	=======	=======

(6)

RECEIVABLES. We have sold fractional ownership interests in a defined pool of trade accounts receivable. At both June 30, 2002 and 2001, and at December 31, 2001, $200 million of sold accounts receivable were excluded from "Receivables" in the accompanying Balance Sheets. The portion of fractional ownership interest retained by us is included in accounts receivable in the Balance Sheets. This program consists of a revolving sale of receivables committed to by the purchasers for 364 days and is subject to renewal. Costs related to the program are included in "Other (income) expense, net" in the Statements of Income (Loss). Under the accounts receivable sale agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables, and the historical performance of the receivables we sell.

(7)	INVENTORIES. Inventories include the following:

	June 30		December 31
	_________________________		___________
	2002	2001	2001
	________	________	___________
	(thousands)

Finished goods and work in process	$511,873	$567,931	$507,223
Logs	31,399	27,547	62,390
Other raw materials and supplies	132,801	136,834	135,796
LIFO reserve	(52,733)	(64,348)	(52,456)
	________	________	___________
	$623,340	$667,964	$652,953
	========	========	===========

(8)

DEFERRED SOFTWARE COSTS. We defer costs for software intended for internal use that benefit future years. These costs are amortized on the straight-line method over the expected life of the software. "Other assets" in the Balance Sheets includes deferred software costs of $68.7 million, $65.6 million, and $67.8 million at June 30, 2002 and 2001, and December 31, 2001. Amortization of deferred software costs totaled $5.1 million and $9.8 million for the three and six months ended June 30, 2002, and $4.8 million and $9.4 million for the three and six months ended June 30, 2001.

(9)

DEBT. In March 2002, we entered into a three-year, unsecured revolving credit agreement with 14 major financial institutions that permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. The borrowing capacity under the agreement can be expanded to a maximum of $600 million. The revolving credit agreement replaces a similar agreement that was to expire in June 2002. Borrowings under the old agreement were repaid. Borrowings under the new agreement were $240 million at June 30, 2002. At June 30, 2002, our borrowing rate under the agreement was 2.8%. We have entered into interest rate swaps related to $150 million of these borrowings, which gave us an effective interest rate for outstanding borrowings under the revolving credit agreement of 4.7% at June 30, 2002. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at June 30, 2002, exceeded the defined minimum by $301.7 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

In June 2002, we retired our $125 million 9.85% notes.

In January 2002, we sold $150 million of 7.5% notes due in 2008. We used proceeds from this sale to reduce amounts outstanding under our revolving credit agreement and short-term debt.

At June 30, 2002 and 2001, we had $30.7 million and $49.4 million of short-term borrowings outstanding. The maximum amounts of combined short-term borrowings outstanding during the six months ended June 30, 2002 and 2001, were $304.5 million and $125.0 million. The average amounts of short-term borrowings outstanding during the six months ended June 30, 2002 and 2001, were $61.0 million and $45.6 million. The average interest rates for these borrowings were 2.5% for 2002 and 5.7% for 2001.

At June 30, 2002, we had $193 million of unused borrowing capacity registered with the SEC for additional debt securities. In addition, in April 2002, a registration statement filed with the SEC covering $500 million in universal shelf capacity became effective. Under this registration statement, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and/or purchase contracts.

Cash payments for interest, net of interest capitalized, were $30.1 million and $56.5 million for the three and six months ended June 30, 2002, and $36.2 million and $69.4 million for the three and six months ended June 30, 2001.

(10)

FINANCIAL INSTRUMENTS. In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rate at June 30, 2002, was 4.3%. The swap expires in May 2005. This swap is designated as a fair value hedge of a proportionate amount of the fixed-rate debentures. The swap and the proportionate amount of debentures are marked to market, with changes in the fair value of the instruments recorded in income (loss). These swaps were fully effective in hedging the changes in fair value; accordingly, changes in the fair value of these instruments had no net impact on our reported loss in the current period.

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

In February 2002, our forward exchange contracts with a notional amount of 160 million New Zealand dollars matured and were not renewed. Valuation gains and losses on these contracts were recognized in income (loss) as they occurred.

We are exposed to modest credit-related risks in the event of nonperformance by counterparties to our swaps. However, we do not expect the counterparties, which are all major institutions, to fail to meet their obligations.

(11)

INVESTMENTS IN EQUITY AFFILIATES. In December 2001, we wrote down our 29% investment in IdentityNow, a promotional products company that we accounted for under the equity method, by $54.3 million to its estimated fair value of $25 million. On May 10, 2002, we sold all the stock of our wholly owned subsidiary that held our investment in IdentityNow. In second quarter 2002, we recorded a loss totaling $23.6 million in our Corporate and Other segment related to this sale. We also recorded $27.6 million of now-realizable tax benefits associated with this sale and our previous write-down. For the three and six months ended June 30, 2002, this transaction resulted in a net gain of $4 million, or 7 cents per basic and diluted share.

(12)

GOODWILL AND INTANGIBLE ASSETS. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. Effective January 1, 2002, we adopted the provisions of the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. This statement requires us to assess our acquired goodwill for impairment annually. We completed our initial assessment, in accordance with the provisions of the standard, in second quarter 2002, and there was no impairment.

We stopped amortizing goodwill January 1, 2002. Goodwill amortization for the three and six months ended June 30, 2001, was $2.1 million and $4.2 million after tax, or 4 cents and 8 cents per basic and diluted share. Changes in the carrying amount of goodwill by segment are as follows:

	Boise Office Solutions	Boise Building Solutions	Total
	______________	_______________	____________
	(thousands)

Balance at December 31, 2001	$373,545	$11,640	$385,185
Goodwill acquired during year	4,303	-	4,303
Effect of foreign translation	12,525	210	12,735
Purchase price adjustments	(505)	-	(505)
	______________	________________	____________
Balance at June 30, 2002	$389,868	$11,850	$401,718
	==============	================	============

Acquired intangible assets are recorded in "Other assets" in the accompanying Balance Sheets and totaled $24.4 million and $6.0 million at June 30, 2002 and 2001, and $23.1 million at December 31, 2001.

Intangible assets represent the values assigned to noncompete agreements, customer lists and relationships, and exclusive distribution rights of businesses acquired. Intangible assets are amortized on a straight-line basis over their expected useful lives, which range from three years to 20 years. Intangible assets at June 30, 2002, consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	______________	______________	____________
	(thousands)

Customer lists and relationships	$24,535	$(3,507)	$21,028
Noncompete agreements	4,572	(3,502)	1,070
Exclusive distribution rights	2,504	(203)	2,301
	______________	______________	____________
	$31,611	$(7,212)	$24,399
	==============	==============	============

Intangible asset amortization expense totaled $0.9 million and $1.6 million for the three and six months ended June 30, 2002, and $0.5 million and $1.0 million for the three and six months ended June 30, 2001. The estimated amortization expense is $2.5 million, $2.1 million, $2.1 million, $2.1 million, and $2.0 million in 2003, 2004, 2005, 2006, and 2007, respectively.

(13)

RESTRUCTURING ACTIVITIES. In February 2001, we announced the permanent closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the significant decline in federal timber offered for sale. We completed these closures in second quarter 2001, and 373 positions were eliminated. In first quarter 2001, we recorded a pretax charge of $54.0 million related to these closures. Sales for our Idaho operations for the six months ended June 30, 2001, were $52.2 million. Our operating loss for the six months ended June 30, 2001, was $5.4 million.

In first quarter 2001, we wrote off our investment in assets in Chile with a pretax charge of $4.9 million. We recorded both of these charges in our Boise Building Solutions segment and in "Other (income) expense, net" in the Statement of Loss for the six months ended June 30, 2001.

Restructuring reserve liability account activity related to these 2001 charges is as follows:

	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	_______	_________	_______	_______
	(thousands)

2001 expense recorded	$21,300	$15,000	$22,600	$58,900
Assets written down	(21,300)	-	-	(21,300)
Pension liability recorded	-	(9,600)	-	(9,600)
Charges against reserve	-	(5,000)	(10,100)	(15,100)
	________	_________	_______	_______
Restructuring reserve at December 31, 2001	-	400	12,500	12,900
Proceeds from sales of assets	-	-	300	300
Charges against reserve	-	(300)	(2,200)	(2,500)
	________	_________	_______	_______

Restructuring reserve at June 30, 2002	$-	$100	$10,600	$10,700
	========	=========	=======	=======

Asset write-downs were for plant and equipment at the closed Idaho facilities and the write-off of our equity investment in and related receivables from a joint venture in Chile. Employee-related costs include pension curtailment costs rising from the shutdowns of the Idaho facilities and severance costs. Other exit costs include tear-down and environmental cleanup costs related to the Idaho facilities and reserves for contractual obligations with no future benefit. The restructuring reserve liabilities are included in "Accrued liabilities, other" in the accompanying Balance Sheets.

(14)

NEW ACCOUNTING STANDARDS. In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the new statement, we will record both an initial asset and a liability for estimated costs of legal obligations associated with the retirement of long-lived assets. The initial asset will be depreciated over the expected useful life of the asset. This statement will change our accounting for landfill closure costs. We currently accrue the estimated costs of closure over the expected useful life of the landfill. These costs have not been material in any individual year. We are assessing the impact of this statement on our results of operations and financial position. We will adopt this statement January 1, 2003.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted this statement January 1, 2002. It had no impact on our results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial reporting and accounting for exit and disposal costs. When we adopt this statement on January 1, 2003, it will have no effect on our results of operations or financial position.

(15)

SEGMENT INFORMATION. Other than the recording of the pretax loss related to the sale of our investment in IdentityNow in our Corporate and Other segment, there are no differences from our last annual report in our basis of segmentation or in our basis of measurement of segment profit or loss. The December 2001 write-down of our investment in IdentityNow was recorded in the Boise Office Solutions segment. In 2002, we determined that this sale and the prior write-down in December 2001 of our investment in IdentityNow should be recorded in the Corporate and Other segment in order to reflect our management of the disposal of this investment. We will conform our 2001 segment presentation to the new basis. An analysis of our operations by segment is as follows:

				Income
				(Loss)
				Before
	Sales			Taxes and
	______________________________________			Minority
	Trade	Intersegment	Total	Interest (a)
	____________	___________	____________	____________
	(thousands)

Three Months Ended June 30, 2002
Boise Office Solutions	$854,993	$544	$855,537	$23,397
Boise Building Solutions	664,116	5,761	669,877	14,045
Boise Paper Solutions	362,802	118,769	481,571	8,808
Corporate and Other	6,116	13,278	19,394	(37,871	) (b)
	____________	___________	____________	____________
	1,888,027	138,352	2,026,379	8,379
Intersegment eliminations	-	(138,352)	(138,352)	-
Interest expense	-	-	-	(30,010)
	____________	___________	____________	____________
	$1,888,027	$-	$1,888,027	$(21,631)
	============	===========	============	============

Three Months Ended June 30, 2001
Boise Office Solutions	$864,089	$586	$864,675	$28,622
Boise Building Solutions	663,461	7,311	670,772	24,439
Boise Paper Solutions	356,447	109,549	465,996	24,517
Corporate and Other	5,786	12,570	18,356	(11,102)
	____________	___________	____________	____________
	1,889,783	130,016	2,019,799	66,476
Intersegment eliminations	-	(130,016)	(130,016)	-
Interest expense	-	-	-	(32,494)
	____________	___________	____________	____________
	$1,889,783	$-	$1,889,783	$33,982
	============	===========	============	============

(a)	Interest income has been allocated to our segments in the amount of $0.8 million for both three- month periods ended June 30, 2002 and 2001.
(b)	Includes a pretax loss of $23.6 million related to the sale of our investment in IdentityNow (see Note 11).
				Income
				(Loss)
				Before
	Sales			Taxes and
	______________________________________			Minority
	Trade	Intersegment	Total	Interest (a)
	____________	___________	____________	____________
	(thousands)

Six Months Ended June 30, 2002
Boise Office Solutions	$1,738,642	$1,349	$1,739,991	$60,820
Boise Building Solutions	1,218,264	11,779	1,230,043	22,826
Boise Paper Solutions	707,519	230,027	937,546	(1,995)
Corporate and Other	11,825	25,965	37,790	(50,623	) (b)
	____________	___________	____________	____________
	3,676,250	269,120	3,945,370	31,028
Intersegment eliminations	-	(269,120)	(269,120)	-
Interest expense	-	-	-	(60,058)
	____________	___________	____________	____________
	$3,676,250	$-	$3,676,250	$(29,030)
	============	===========	============	============

Six Months Ended June 30, 2001
Boise Office Solutions	$1,830,295	$1,216	$1,831,511	$69,841
Boise Building Solutions	1,189,321	14,704	1,204,025	(41,986	) (c)
Boise Paper Solutions	759,700	222,540	982,240	49,193
Corporate and Other	11,723	25,287	37,010	(34,645	) (d)
	____________	___________	____________	____________
	3,791,039	263,747	4,054,786	42,403
Intersegment eliminations	-	(263,747)	(263,747)	-
Interest expense	-	-	-	(66,286)
	____________	___________	____________	____________
	$3,791,039	$-	$3,791,039	$(23,883)
	============	===========	============	============

(a)	Interest income has been allocated to our segments in the amounts of $1.1 million and $1.2 million for the six months ended June 30, 2002 and 2001.
(b)	Includes a pretax loss of $23.6 million related to the sale of our investment in IdentityNow (see Note 11).
(c)	Includes a pretax charge of $58.9 million related to the closure of two Idaho facilities and the write-off of our assets in Chile (see Note 13).
(d)	Includes a pretax charge of $10.9 million to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers (see Note 3).
(16)

LEGAL PROCEEDINGS, COMMITMENTS, AND CONTINGENCIES. We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws, or have received a claim from a private party, with respect to 21 active sites where hazardous substances or other contaminants are or may be located. In most cases, we are one of many potentially responsible parties, and our alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, we have established appropriate reserves. We believe we have minimal or no responsibility with regard to several other sites. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations, our experience with respect to cleanup of hazardous substances, the fact that expenditures will, in many cases, be incurred over extended periods of time, and the number of solvent potentially responsible parties, we do not presently believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position or results of operations.

In March 2002, Boise entered into a consent decree, filed in the U.S. District Court in Oregon, to resolve Notices of Violation issued by the U.S. EPA in March 2000 and March 2001, alleging violations of air emission permits and the New Source Review/Prevention of Significant Deterioration program at seven of our plywood plants and one particleboard plant for the period 1979 through 1998. The consent decree was entered by the court and became final in May 2002. As part of the consent decree, we agreed to install additional air pollution controls and implement supplemental environmental projects at several facilities. We expect to implement these controls and projects over the next several years at a capital cost of approximately $14.9 million. We will depreciate these additions to property, plant, and equipment over their expected useful lives. Additionally, a $4.35 million civil penalty was paid in June 2002. The company had previously established reserves for this penalty.

Over the past several years, we have been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at a job site. The claims vary widely and often are not specific about the plaintiff's contacts with us or with our facilities. None of the claims seek damages from us individually, and we are generally one of numerous defendants. Most of the cases filed against us have been voluntarily dismissed, although we have settled some cases for a nominal amount. The settlements we have paid have been covered largely by insurance, and we believe any future settlements or judgments would be similarly covered. To date, no asbestos case against us has gone to trial, and the nature of these cases makes any prediction as to the outcome of pending litigation inherently subjective. At this time, however, we believe our involvement in asbestos litigation is not material to either our financial position or our results of operations.

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

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

	Three Months Ended June 30		Six Months Ended June 30
	__________________________		__________________________
	2002	2001	2002	2001
	___________	___________	___________	___________

Sales	$1.9 billion	$1.9 billion	$3.7 billion	$3.8 billion
Net income (loss)	$3.2 million	$19.7 million	$(3.4) million	$(15.8) million
Net income (loss) per basic share	$0.00	$0.29	$(0.17)	$(0.39)
Net income (loss) per diluted share	$0.00	$0.28	$(0.17)	$(0.39)
Net income (loss) before nonroutine items	$(0.8) million	$19.7 million	$(7.4) million	$26.8 million
Net income (loss) per basic share
before nonroutine items	$(0.07)	$0.29	$(0.24)	$0.36
Net income (loss) per diluted share
before nonroutine items	$(0.07)	$0.28	$(0.24)	$0.35

	(percentage of sales)

Materials, labor, and other operating expenses	81.6%	80.0%	81.6%	80.5%
Selling and distribution expenses	10.3%	10.7%	10.5%	10.8%
General and administrative expenses	2.2%	1.7%	2.1%	1.6%

Nonroutine Items. In December 2001, we wrote down our 29% investment in IdentityNow, a promotional products company that we accounted for under the equity method, by $54.3 million to its estimated fair value of $25 million. On May 10, 2002, we sold all the stock of our wholly owned subsidiary that held our investment in IdentityNow. In second quarter 2002, we recorded a loss totaling $23.6 million in our Corporate and Other segment related to this sale. We also recorded $27.6 million of now-realizable tax benefits associated with this sale and our previous write-down. For the three and six months ended June 30, 2002, this transaction resulted in a net gain of $4 million, or 7 cents per basic and diluted share.

In February 2001, we announced the permanent closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the significant decline in federal timber offered for sale. We completed these closures in second quarter 2001. In first quarter 2001, we recorded a pretax charge of $54.0 million related to these closures. In addition, in first quarter 2001, we wrote off our investment in assets in Chile with a pretax charge of $4.9 million. We recorded both of these charges in our Boise Building Solutions segment and in "Other (income) expense, net" in the Statement of Loss for the six months ended June 30, 2001. Additional information on these charges is in the results of operations for Boise Building Solutions.

In first quarter 2001, our Corporate and Other segment included a $10.9 million pretax, noncash charge to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers. These workers participated in a multiemployer trust that converted to a single employer trust. This charge was recorded in "Other (income) expense, net" in the Statement of Loss for the six months ended June 30, 2001.

The net impact of the nonroutine items in 2001 decreased net income $42.6 million and basic and diluted income per share 75 cents and 74 cents, respectively, for the six months ended June 30, 2001.

Overview Before Nonroutine Items. Sales for the three months ended June 30, 2002, were flat, compared with sales in the same period in 2001. Sales in our paper business increased 3%. This was the result of a 21% increase in unit sales volume, offset by a 12% decrease in weighted average net selling prices. Sales in our office products business decreased 1% because of the sluggish U.S. economy. Sales in our building products business were flat.

Sales for the six months ended June 30, 2002, decreased, compared with sales in the same period in 2001, due to an 11% decrease in the weighted average net selling prices in paper as well as decreased sales in our office products business, again as a result of the sluggish U.S. economy. Sales decreased 5% both in the paper and office products businesses, while sales in the building products business increased 2%.

Materials, labor, and other operating expenses increased as a percent of sales for the three and six months ended June 30, 2002, because of lower selling prices for our products. Selling and distribution expense as a percent of sales was lower for the three and six months ended June 30, 2002, compared with the same period in 2001, due primarily to cost control efforts in Boise Office Solutions. General and administrative expenses increased as a percent of sales for the three and six months ended June 30, 2002, compared with the same period in 2001, due to lower sales and higher benefits and compensation costs.

See the results of operations by segment for additional detail.

Interest expense was $30.0 million and $32.5 million for the three months ended June 30, 2002 and 2001, and $60.1 million and $66.3 million for the six months ended June 30, 2002 and 2001. The variances were mainly due to decreases in our debt levels and, to a lesser degree, changes in interest rates.

Our effective tax benefit rate for the six months ended June 30, 2002, was 102.2%, compared with an effective tax benefit rate of 32.9% for the six months ended June 30, 2001. The increase in our 2002 estimated tax benefit rate, compared with 2001, is due to the tax benefit recorded for the sale of IdentityNow discussed above. Before nonroutine items, our estimated effective tax benefit rate for the six months ended June 30, 2002, was 37.5%. Before nonroutine items, our annual tax provision rate in 2001 was 34.0%. The increase in our estimated 2002 tax benefit rate, before nonroutine items, compared with our 2001 annual tax provision rate, before nonroutine items, was due primarily to our charitable donation in 2001 of surplus property in Vancouver, Washington, for which we received a tax benefit. Changes in our tax rates were also due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

Net income for the three months ended June 30, 2002, decreased $20.4 million, compared with the same period in 2001, primarily because of weak building products, paper, and office products markets. For the six months ended June 30, 2002, net income decreased $34.2 million to a loss, compared with net income for the six months ended June 30, 2001, primarily because of lower weighted average net selling prices in paper and more sales of lower-margin products in our office products business, partially offset by higher wood products prices in our building products business. In accordance with new accounting requirements, we stopped amortizing goodwill on January 1, 2002. This change favorably affected net income by $2.1 million and $4.2 million, or 4 cents and 8 cents per basic and diluted share, for the three and six months ended June 30, 2002, compared with the same periods in 2001.

BOISE OFFICE SOLUTIONS
	Three Months Ended June 30		Six Months Ended June 30
	___________________________		___________________________
	2002	2001	2002	2001
	___________	___________	____________	____________

Sales	$855.5 million	$864.7 million	$1,740.0 million	$1,831.5 million
Segment income	$23.4 million	$28.6 million	$60.8 million	$69.8 million

	(percentage of sales)

Gross profit	23.1%	24.3%	23.3%	24.0%
Operating expenses	20.3%	20.9%	19.9%	20.2%
Operating profit	2.7%	3.3%	3.5%	3.8%

Operating Results. Both sales and same-location sales decreased 1% for the three months ended June 30, 2002, and decreased 5% for the six months ended June 30, 2002, compared with the same periods in 2001. The decrease in sales is primarily the result of a sluggish U.S. economy. Customers continue to be more cost-conscious about their office products purchases, and with widespread layoffs in white-collar employment, our customers are consuming fewer office products. Additionally, customers are making fewer purchases of furniture in an uncertain economy, which adversely affects our gross margins.

For the three months and six months ended June 30, 2002, segment income decreased from the same periods in 2001 due to the declining sales discussed above as well as lower gross profit margins. Our gross profit margins, which are driven primarily by our business in the United States, decreased because sales of lower-margin paper and technology products increased, while sales of higher-margin furniture and office supplies decreased. For the three months and six months ended June 30, 2002, sales grew in cut-size office papers, compared with the same periods a year ago. The margin on those paper sales, however, is lower than the margin on sales of furniture and traditional office supplies, where sales declined. In comparing our quarter-over-quarter and year-over-year results, our operating expenses decreased as a result of cost controls and the elimination of amortization of goodwill beginning January 1, 2002.

BOISE BUILDING SOLUTIONS
	Three Months Ended June 30		Six Months Ended June 30
	__________________________		___________________________
	2002	2001	2002	2001
	____________	____________	_____________	_____________

Sales	$669.9 million	$670.8 million	$1,230.0 million	$1,204.0 million
Segment income (loss)	$14.0 million	$24.4 million	$22.8 million	$(42.0) million
Segment income before
nonroutine items	$14.0 million	$24.4 million	$22.8 million	$16.9 million

Sales Volumes
Plywood (1,000 sq. ft. 3/8" basis)	462,648	475,395	903,173	934,452
OSB (1,000 sq. ft. 3/8" basis) (a)	98,273	90,892	198,434	190,625
Lumber (1,000 board ft.)	108,455	115,119	204,366	210,370
LVL (100 cubic ft.)	20,844	18,754	38,739	34,154
I-joists (1,000 equivalent lineal ft.)	47,102	48,394	82,097	81,881
Particleboard (1,000 sq. ft. 3/4" basis)	51,182	50,376	100,931	98,329
Building materials distribution
(sales dollars)	$464 million	$453 million	$839 million	$794 million

Average Net Selling Prices (b)
Plywood (1,000 sq. ft. 3/8" basis)	$238	$250	$234	$234
OSB (1,000 sq. ft. 3/8" basis)	136	148	133	127
Lumber (1,000 board ft.)	465	438	473	437
LVL (100 cubic ft.)	1,485	1,531	1,488	1,529
I-joists (1,000 equivalent lineal ft.)	886	890	890	897
Particleboard (1,000 sq. ft. 3/4" basis)	248	254	239	253
(a) Includes 100% of the sales of Voyageur Panel, of which we own 47%. (b) Gross invoice price less trade discounts and freight costs.

Nonroutine Items. In February 2001, we announced the permanent closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the significant decline in federal timber offered for sale. We completed these closures in second quarter 2001, and 373 positions were eliminated. In first quarter 2001, we recorded a pretax charge of $54.0 million related to these closures. Sales for our Idaho operations for the six months ended June 30, 2001, were $52.2 million. Our operating loss for the six months ended June 30, 2001, was $5.4 million.

In addition, in first quarter 2001, we wrote off our investment in assets in Chile with a pretax charge of $4.9 million. We recorded both of these charges in our Boise Building Solutions segment and in "Other (income) expense, net" in the Statement of Loss for the six months ended June 30, 2001.

Restructuring reserve liability account activity related to these 2001 charges is as follows:
	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	________	_________	_______	_______
	(thousands)

2001 expense recorded	$21,300	$15,000	$22,600	$58,900
Assets written down	(21,300)	-	-	(21,300)
Pension liability recorded	-	(9,600)	-	(9,600)
Charges against reserve	-	(5,000)	(10,100)	(15,100)
	________	_________	_______	_______
Restructuring reserve at December 31, 2001	-	400	12,500	12,900
Proceeds from sales of assets	-	-	300	300
Charges against reserve	-	(300)	(2,200)	(2,500)
	________	_________	_______	_______

Restructuring reserve at June 30, 2002	$-	$100	$10,600	$10,700
	========	=========	=======	=======

Asset write-downs were for plant and equipment at the closed Idaho facilities and the write-off of our equity investment in and related receivables from a joint venture in Chile. Employee-related costs include pension curtailment costs arising from the shutdowns of the Idaho facilities and severance costs. Other exit costs include tear-down and environmental cleanup costs related to the Idaho facilities and reserves for contractual obligations with no future benefit. We estimate that approximately $5.5 million of the remaining reserve balance will be spent in 2002, with the rest spent in 2003. The restructuring reserve liabilities are included in "Accrued liabilities, other" in the accompanying Balance Sheets.

Operating Results Before Nonroutine Items. Sales were flat for the three months ended June 30, 2002, compared with the same period in 2001. Average oriented strand board and plywood prices were 8% and 5% lower, respectively, than in second quarter 2001. However, average prices for our mix of lumber products, which is mostly ponderosa pine appearance and industrial grades, increased 6%. Also sales of engineered wood products were 3% higher than a year ago. Lumber and plywood unit sales volumes decreased 6% and 3%, comparing second quarter 2002 with the same period in 2001, because of the closure of our Idaho operations in 2001. Building materials distribution sales increased 2% due to increased volume.

The 2% increase in sales for the six months ended June 30, 2002, compared with the same period in 2001, was due to stronger wood products prices. Average lumber and oriented strand board prices were 8% and 5% higher, while plywood prices were flat. Sales of engineered wood products were 5% higher year over year. Year-over-year lumber and plywood unit sales volumes both decreased 3% as a result of the closure of our Idaho operations in 2001. Building materials distribution sales increased 6% due to stronger prices as well as a 1% increase in physical sales volume.

The 43% decrease in operating income for the three months ended June 30, 2002, compared with the same period in 2001, was due primarily to the lower structural panel prices. The 35% increase in operating income for the six months ended June 30, 2002, compared with the same period in 2001, was due primarily to higher wood products prices as well as favorable costs.

BOISE PAPER SOLUTIONS
	Three Months Ended June 30		Six Months Ended June 30
	________________________		_________________________
	2002	2001	2002	2001
	___________	___________	___________	____________

Sales	$481.6 million	$466.0 million	$937.5 million	$982.2 million
Segment income (loss)	$8.8 million	$24.5 million	$(2.0) million	$49.2 million

Sales Volumes
(thousands of short tons)
Uncoated free sheet	370	328	725	696
Containerboard	167	149	327	307
Newsprint	111	76	195	179
Other	62	36	111	71
	_____	_____	_____	_____
	710	589	1,358	1,253
	=====	=====	=====	=====
Average Net Selling Prices (a)
(per short ton)
Uncoated free sheet	$712	$763	$712	$761
Containerboard	332	385	329	388
Newsprint	349	512	357	511

(a) Gross invoice price less trade discounts and freight cost.

Operating Results. Sales increased 3% for the three months ended June 30, 2002, compared with the same period in 2001. This was the result of a 21% increase in unit sales volume, offset by a 12% decrease in weighted average net selling prices. The 5% decrease in sales for the six months ended June 30, 2002, compared with the same period in 2001, was the result of an 11% decrease in weighted average net selling prices, partially offset by an 8% increase in unit sales volume. During second quarter 2002, we took about 22,000 tons of market-related curtailment, bringing the total to 92,000 tons for the year. This compares with 36,000 tons taken during second quarter 2001, bringing the total to 61,000 tons for the six months ended June 30, 2001.

Segment income decreased significantly for both periods in 2002 due to lower weighted average paper prices, partially offset by decreased unit manufacturing costs. Unit manufacturing costs were 9% lower in second quarter than a year ago. Fixed costs were down 3%, while variable costs fell 13%. Unit costs also declined 6%, comparing the six months ended June 30, 2002, with the same period in 2001. Variable costs declined 10%, while fixed costs were flat.

FINANCIAL CONDITION AND LIQUIDITY

Operating Activities. For the first six months of 2002, operations provided $146.2 million in cash, compared with $226.9 million for the same period in 2001. For the six months ended June 30, 2002, net income items provided $137.6 million of cash, and favorable changes in working capital items provided $8.6 million. For the first six months of 2001, net income items provided $185.1 million of cash, and favorable working capital items added $41.8 million. Our current ratio was 1.37:1 at June 30, 2002, and 0.92:1 at June 30, 2001, compared with 0.98:1 at December 31, 2001. The change in the current ratio is primarily the result of the reclassification of our revolving credit debt to long-term debt with the signing of a new agreement that expires in 2005.

Defined pension plan contributions include required minimums and, in some years, additional discretionary amounts. We expect to make total cash contributions of $40 million to $60 million in September 2002. See "Critical Accounting Policies" for further information.

Investing Activities. Cash expenditures for property and equipment, timber and timberlands, and investments in equity affiliates totaled $100.6 million in 2002 and $142.1 million in 2001. In early January 2001, we received a final payment, net of forward exchange contracts, of $159.6 million for the note receivable from the sale of our European office products operations, which we used to reduce debt. As a result, net cash used for investment was $126.6 million for the first six months of 2002 and $15.9 million for the same period in 2001.

We expect capital investment in 2002 to be $270 million to $290 million, excluding acquisitions. These amounts include approximately $20 million for our environmental compliance program. In 2001, we began construction of a new facility in Elma, Washington, to manufacture wood-plastic composite building products. The total cost of this facility is expected to be approximately $90 million. We have spent $74 million to date. The remainder will be spent in 2002. Start-up should begin in third quarter 2002.

The balance of our capital spending will be for quality and efficiency projects, replacement, and modest purchases of timber and timberlands.

Financing Activities. Cash provided by financing was $2.7 million for the first six months of 2002. Cash used for financing was $204.9 million for the first six months of 2001. Dividend payments totaled $24.8 million and $24.9 million for the first six months of 2002 and 2001. In both years, our quarterly dividend was 15 cents per common share.

Changes in short-term borrowings represent net changes in notes payable. Additions to long-term debt for the six months ended June 30, 2002, included $150 million of 7.5% notes due in 2008, a $20 million floating-rate term loan, and $62 million in medium-term notes. Payments of long-term debt in this period included $125 million of 9.85% notes, $32.5 million for industrial revenue bonds, $10 million under our revolving credit agreement, and repayment of $15.5 million of bank debt for our Australian operations. Additions to long-term debt for the six months ended June 30, 2001, included $14.6 million of bank debt for our Australian operations. Payments of long-term debt in this period included $160.0 million under our revolving credit agreement and repayment of $30.0 million of medium-term notes.

At June 30, 2002 and 2001, we had $1.6 billion and $1.7 billion of debt outstanding. At December 31, 2001, we had $1.6 billion of debt outstanding. Our debt-to-equity ratio was 1.02:1 and 1.00:1 at June 30, 2002 and 2001. Our debt-to-equity ratio was 1.00:1 at December 31, 2001.

In March 2002, we entered into a three-year, unsecured revolving credit agreement with 14 major financial institutions that permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. The borrowing capacity under the agreement can be expanded to a maximum of $600 million. The revolving credit agreement replaces a similar agreement that was to expire in June 2002. Borrowings under the old agreement were repaid. Borrowings under the new agreement were $240 million at June 30, 2002. At June 30, 2002, our borrowing rate under the agreement was 2.8%. We have entered into interest rate swaps related to $150 million of these borrowings, which gave us an effective interest rate for outstanding borrowings under the revolving credit agreement of 4.7% at June 30, 2002. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at June 30, 2002, exceeded the defined minimum by $301.7 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

In March 2002, we entered into an interest rate swap with a notional amount of $50 million with respect to $50 million of fixed-rate $150 million 7.05% debentures. This swap converts $50 million of this fixed-rate debt to variable-rate debt based on six-month LIBOR plus approximately 2.2%. At June 30, 2002, the interest rate was 4.3%. This swap expires in May 2005.

In January 2002, we sold $150 million of 7.5% notes due in 2008. We used proceeds from this sale to reduce amounts outstanding under our revolving credit agreement and short-term debt.

At June 30, 2002 and 2001, we had $30.7 million and $49.4 million of short-term borrowings outstanding. The maximum amounts of combined short-term borrowings outstanding during the six months ended June 30, 2002 and 2001, were $304.5 million and $125.0 million. The average amounts of short-term borrowings outstanding during the six months ended June 30, 2002 and 2001, were $61.0 million and $45.6 million. The average interest rates for these borrowings were 2.5% for 2002 and 5.7% for 2001.

At June 30, 2002, we had $193 million of unused borrowing capacity registered with the Securities and Exchange Commission (SEC) for additional debt securities. In addition, in April 2002, a registration statement filed with the SEC covering $500 million in universal shelf capacity became effective. Under this registration statement, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and/or purchase contracts.

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

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of Statement No. 141 became effective July 1, 2001. The provisions of Statement No. 142 became effective January 1, 2002. Statement No. 141 had little impact on us. We have used the purchase method to account for recent acquisitions, which is continued under the new standard. Statement No. 142 requires us to assess our acquired goodwill for impairment annually. We completed our initial assessment, in accordance with the provisions of the standard, in second quarter 2002, and there was no impairment. Also in accordance with the provisions of this standard, we stopped amortizing goodwill January 1, 2002. Amortization of goodwill for the six months ended June 30, 2001, increased net loss for that period $4.2 million, or 8 cents per basic and diluted share.

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

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial reporting and accounting for exit and disposal costs. When we adopt this statement on January 1, 2003, it will have no effect on our results of operations or financial position.

TIMBER SUPPLY AND ENVIRONMENTAL ISSUES

For information on timber supply and environmental issues, see our Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 13.1, Financial Review.

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2001, Exhibit 13.1, Financial Review, and the information described below.

Investments in Equity Affiliates. In December 2001, we wrote down our 29% investment in IdentityNow, a promotional products company that we accounted for under the equity method, by $54.3 million to its estimated fair value of $25 million. On May 10, 2002, we sold all the stock of our wholly owned subsidiary that held our investment in IdentityNow. In second quarter 2002, we recorded a loss totaling $23.6 million in our Corporate and Other segment related to this sale. We also recorded $27.6 million of now-realizable tax benefits associated with this sale and our previous write-down. After taxes, this transaction resulted in a net gain of $4 million, or 7 cents per basic and diluted share.

Pensions. Most of our United States employees are covered by noncontributory defined benefit pension plans. We account for these costs in accordance with SFAS No. 87, Employer's Accounting for Pensions. That statement requires us to calculate our pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term asset return assumption. For 2002, our discount rate assumption is 7.25%, and our long-term asset return assumption is 9.25%, approximately equal to our long-term historical returns. Using these assumptions, we estimate that our 2002 pension expense will be approximately $32 million. If weak equity market performance continues in 2002, inflation remains low, and we were to decrease our long-term asset return assumption for 2003 to 8.5%, we would expect our 2003 expense to increase to approximately $60 million to $70 million.

Plan contributions include required minimums and, in some years, additional discretionary amounts. We expect to make total cash contributions of $40 million to $60 million in September 2002. Cash contributions in 2003 are expected to be about double those of 2002.

The amount of required minimum pension liability is determined based on the value of plan assets in comparison to the plans' accrued benefit obligation. Because of a negative return on plan assets in 2001, our minimum liability increased significantly, resulting in a decrease of $109.4 million in shareholders' equity in "Accumulated other comprehensive income (loss)." This adjustment to the minimum pension liability was a noncash charge and did not affect net income in 2001. Any further decrease in shareholders' equity in 2002 would be recorded on December 31, 2002, based on asset valuations on that date.

OUTLOOK

Boise's financial performance should improve in the quarters ahead, as the economy recovers and as the expected upturn in paper markets gets further underway. The pace of that recovery, however, thus far has been slow and may continue to be slow.

We expect sales and income in Boise Office Solutions to rebound in the third quarter from second-quarter levels, as they typically have in past years. Year-over-year same-store sales comparisons should be more favorable going forward. We have generated new national account business in Boise Office Solutions that is beginning to contribute in the third quarter. We're adding sales staff while reducing head count in our operations in order to grow sales and control costs. And we expect underlying demand to gradually strengthen. Assuming our mix of business doesn't change in Boise Office Solutions, we expect operating margins to be in the 3% to 4% range for the next few quarters.

In the third quarter, we expect markets for wood products in Boise Building Solutions to remain volatile, but roughly comparable to the second quarter, helped by continued low interest rates and healthy housing starts.

Finally, Boise Paper Solutions should post stronger results in the third quarter than in the second. Market conditions in the grades we produce should strengthen. We have announced price increases to take effect over the summer in containerboard, boxes, and newsprint. Our need to take market-related curtailment to balance our inventories with demand should diminish, and we will continue to focus on reducing costs.

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

In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rate at June 30, 2002, was 4.3%. The swap expires in May 2005. This swap is designated as a fair value hedge of a proportionate amount of the fixed-rate debentures. The swap and the proportionate amount of debentures are marked to market, with changes in the fair value of the instruments recorded in income (loss). These swaps were fully effective in hedging the changes in fair value; accordingly, changes in the fair value of these instruments had no net impact on our reported loss in the current period.

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

In February 2002, our forward exchange contracts with a notional amount of 160 million New Zealand dollars matured and were not renewed. Valuation gains and losses on these contracts were recognized in income (loss) as they occurred.

We are exposed to modest credit-related risks in the event of nonperformance by counterparties to our swaps. However, we do not expect the counterparties, which are all major institutions, to fail to meet their obligations.

PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws, or have received a claim from a private party, with respect to 21 active sites where hazardous substances or other contaminants are or may be located. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations, our experience with respect to cleanup of hazardous substances, the fact that expenditures will, in many cases, be incurred over extended periods of time, and the number of solvent potentially responsible parties, we do not presently believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position or results of operations.

In March 2002, Boise entered into a consent decree, filed in the U.S. District Court in Oregon, to resolve Notices of Violation issued by the U.S. EPA in March 2000 and March 2001, alleging violations of air emission permits and the New Source Review/Prevention of Significant Deterioration program at seven of our plywood plants and one particleboard plant for the period 1979 through 1998. The consent decree was entered by the court and became final in May 2002. As part of the consent decree, we agreed to install additional air pollution controls and implement supplemental environmental projects at several facilities. We expect to implement these controls and projects over the next several years at a capital cost of approximately $14.9 million. We will depreciate these additions to property, plant, and equipment over their expected useful lives. Additionally, a $4.35 million civil penalty was paid in June 2002. The company had previously established reserves for this penalty.

Over the past several years, we have been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at a job site. The claims vary widely and often are not specific about the plaintiff's contacts with us or with our facilities. None of the claims seek damages from us individually, and we are generally one of numerous defendants. Most of the cases filed against us have been voluntarily dismissed, although we have settled some cases for a nominal amount. The settlements we have paid have been covered largely by insurance, and we believe any future settlements or judgments would be similarly covered. To date, no asbestos case against us has gone to trial, and the nature of these cases makes any prediction as to the outcome of pending litigation inherently subjective. At this time, however, we believe our involvement in asbestos litigation is not material to either our financial position or our results of operations.

See our Annual Report on Form 10-K for the year ended December 31, 2001, for information concerning other legal proceedings.
ITEM 2.	CHANGES IN SECURITIES
None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5.	OTHER INFORMATION
None.
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits. Required exhibits are listed in the Index to Exhibits and are incorporated by reference.
(b)

Reports on Form 8-K.

On May 13, 2002, we filed a Form 8-K with the Securities and Exchange Commission to announce the engagement of KPMG LLP as the firm of independent auditors for Boise's savings and supplemental retirement plans, replacing Arthur Andersen LLP. These plans include the Boise Cascade Corporation Savings and Supplemental Retirement Plan (SSRP), Boise Cascade Corporation Qualified Employee Savings Trust (QUEST), and Boise Cascade Corporation Retirement Savings Plan (RSP).

On August 8, 2002, we filed a Form 8-K with the Securities and Exchange Commission to file our chief executive officer's and chief financial officer's sworn statements in accordance with the SEC's June 27, 2002, Order 4-460. This Order required 947 companies' top officials to file sworn statements attesting to the accuracy of the companies' financial reports.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE CORPORATION
/s/ Thomas E. Carlile _________________________________ Thomas E. Carlile Vice President and Controller (As Duly Authorized Officer and Chief Accounting Officer)
Date: August 12, 2002

BOISE CASCADE CORPORATION
INDEX TO EXHIBITS
Filed With the Quarterly Report on Form 10-Q
for the Quarter Ended June 30, 2002
Number	Description	Page Number
11	Computation of Per-Share Earnings	30
12.1	Ratio of Earnings to Fixed Charges	31
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements	32
99	Certification of Chief Executive Officer and Chief Financial Officer of Boise Cascade Corporation	33