Form 10-Q
period 2002-09-30
BOISE CASCADE CORP
filed 2002-11-13
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of October 31, 2002 58,282,458

PART I - FINANCIAL INFORMATION
BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF INCOME
(thousands, except per-share amounts)
ITEM 1.	FINANCIAL STATEMENTS
	Three Months Ended September 30
	_______________________
	2002	2001
	_________	_________
	(unaudited)
Revenues
Sales	$1,935,231	$1,874,436
	_________	_________
Costs and expenses
Materials, labor, and other operating expenses	1,574,391	1,522,915
Depreciation, amortization, and cost of company timber harvested	78,346	72,048
Selling and distribution expenses	197,135	189,106
General and administrative expenses	39,151	34,126
Other (income) expense, net	(74)	3,635
	_________	_________
	1,888,949	1,821,830
	_________	_________
Equity in net loss of affiliates	(299)	(1,504)
	_________	_________
Income from operations	45,983	51,102
	_________	_________

Interest expense	(28,731)	(31,592)
Interest income	285	451
Foreign exchange loss	(671)	(859)
	_________	_________
	(29,117)	(32,000)
	_________	_________
Income before income taxes and minority interest	16,866	19,102
Income tax provision	(6,324)	(4,122)
	_________	_________
Income before minority interest	10,542	14,980
Minority interest, net of income tax	(2,032)	-
	_________	_________
Net income	8,510	14,980
Preferred dividends	(3,262)	(3,138)
	_________	_________

Net income applicable to common shareholders	$5,248	$11,842
	=========	=========
Net income per common share
Basic	$0.09	$0.21
	=====	=====
Diluted	$0.09	$0.20
	=====	=====

See accompanying notes to financial statements.

PART I - FINANCIAL INFORMATION
BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF INCOME (LOSS)
(thousands, except per-share amounts)
	Nine Months Ended September 30
	_______________________
	2002	2001
	_________	_________
	(unaudited)
Revenues
Sales	$5,611,481	$5,665,475
	_________	_________
Costs and expenses
Materials, labor, and other operating expenses	4,575,402	4,574,236
Depreciation, amortization, and cost of company timber harvested	229,770	220,169
Selling and distribution expenses	583,907	597,417
General and administrative expenses	115,020	96,115
Other (income) expense, net	29,215	77,349
	_________	_________
	5,533,314	5,565,286
	_________	_________
Equity in net loss of affiliates	(2,354)	(5,527)
	_________	_________
Income from operations	75,813	94,662
	_________	_________

Interest expense	(88,789)	(97,878)
Interest income	1,340	1,618
Foreign exchange loss	(528)	(3,183)
	_________	_________
	(87,977)	(99,443)
	_________	_________
Loss before income taxes and minority interest	(12,164)	(4,781)
Income tax benefit	23,342	3,745
	_________	_________
Income (loss) before minority interest	11,178	(1,036)
Minority interest, net of income tax	(6,045)	195
	_________	_________
Net income (loss)	5,133	(841)
Preferred dividends	(9,812)	(9,604)
	_________	_________

Net loss applicable to common shareholders	$(4,679)	$(10,445)
	=========	=========
Net loss per common share
Basic	$(0.08)	$(0.18)
	=====	=====
Diluted	$(0.08)	$(0.18)
	=====	=====

See accompanying notes to financial statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(thousands)

ASSETS
	September 30		December 31
	_________________________		___________
	2002	2001	2001
	_________	___________	___________
	(unaudited)
Current
Cash and cash equivalents	$89,529	$69,894	$56,702
Receivables, less allowances
of $12,695, $10,190, and $11,534	525,733	528,537	424,722
Inventories	618,371	627,365	652,953
Deferred income tax benefits	70,505	65,104	65,004
Other	36,575	32,502	45,646
	__________	___________	___________
	1,340,713	1,323,402	1,245,027
	__________	___________	___________
Property
Property and equipment
Land and land improvements	69,795	65,344	68,482
Buildings and improvements	701,042	661,818	675,905
Machinery and equipment	4,649,969	4,559,945	4,606,102
	__________	___________	___________
	5,420,806	5,287,107	5,350,489
Accumulated depreciation	(2,877,880)	(2,698,252)	(2,742,650)
	__________	___________	___________
	2,542,926	2,588,855	2,607,839
Timber, timberlands, and timber deposits	314,100	295,313	322,132
	__________	___________	___________
	2,857,026	2,884,168	2,929,971
	__________	___________	___________
Goodwill, net of amortization of
$56,910, $54,115, and $56,910	396,296	405,613	385,185
Investments in equity affiliates	35,911	119,966	62,162
Other assets	351,401	295,134	311,623
	__________	___________	___________
Total assets	$4,981,347	$5,028,283	$4,933,968
	==========	===========	===========

See accompanying notes to financial statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
BALANCE SHEETS
(thousands, except per-share amounts)

LIABILITIES AND SHAREHOLDERS' EQUITY
	September 30		December 31
	_______________________		___________
	2002	2001	2001
	_________	_________	___________
	(unaudited)
Current
Short-term borrowings	$37,100	$51,600	$48,700
Current portion of long-term debt	90,654	575,735	391,379
Income taxes payable	-	9,128	-
Accounts payable	527,472	514,364	503,402
Accrued liabilities
Compensation and benefits	221,213	156,392	151,094
Interest payable	26,027	27,617	25,510
Other	146,865	156,680	145,866
	_________	_________	___________
	1,049,331	1,491,516	1,265,951
	_________	_________	___________
Debt
Long-term debt, less current portion	1,402,873	1,038,369	1,062,866
Guarantee of ESOP debt	71,184	99,415	80,889
	_________	_________	___________
	1,474,057	1,137,784	1,143,755
	_________	_________	___________
Other
Deferred income taxes	301,040	377,462	308,305
Other long-term liabilities	411,635	282,764	465,104
	_________	_________	___________
	712,675	660,226	773,409
	_________	_________	___________
Minority interest
Company-obligated mandatorily redeemable securities of subsidiary trust holding solely debentures of parent	172,500	-	172,500
	_________	_________	___________
Commitments and contingencies

Shareholders' equity
Preferred stock -- no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 4,326,841, 4,507,459, and 4,480,580 shares outstanding	194,708	202,836	201,626
Deferred ESOP benefit	(71,184)	(99,415)	(80,889)
Common stock -- $2.50 par value; 200,000,000 shares authorized; 58,282,573, 58,027,779, and 58,061,762 shares outstanding	145,706	145,069	145,154
Additional paid-in capital	472,944	474,175	466,952
Retained earnings	964,388	1,045,823	985,311
Accumulated other comprehensive income (loss)	(133,778)	(29,731)	(139,801)
	_________	_________	___________
Total shareholders' equity	1,572,784	1,738,757	1,578,353
	_________	_________	___________
Total liabilities and shareholders' equity	$4,981,347	$5,028,283	$4,933,968
	=========	=========	===========

See accompanying notes to financial statements.

BOISE CASCADE CORPORATION AND SUBSIDIARIES
STATEMENTS OF CASH FLOWS
(thousands)
	Nine Months Ended September 30
	____________________________
	2002	2001
	___________	___________
	(unaudited)
Cash provided by (used for) operations
Net income (loss)	$5,133	$(841)
Items in net income (loss) not using (providing) cash
Equity in net loss of affiliates	2,354	5,527
Depreciation, amortization, and cost of company timber harvested	229,770	220,169
Deferred income tax benefit	(28,910)	(11,680)
Minority interest, net of income tax	-	(195)
Restructuring activities	(750)	57,929
Write-down of assets	23,646	-
Other	(860)	14,054
Receivables	(73,225)	(25,703)
Inventories	34,722	118,672
Accounts payable and accrued liabilities	28,881	(95,981)
Current and deferred income taxes	(9,413)	(6,183)
Other	11,815	(2,347)
	___________	___________
Cash provided by operations	223,163	273,421
	___________	___________
Cash provided by (used for) investment
Expenditures for property and equipment	(147,265)	(219,317)
Expenditures for timber and timberlands	(7,001)	(11,102)
Investments in equity affiliates	-	(783)
Purchases of facilities	(1,406)	(4,655)
Sales of assets	-	160,984
Other	(20,394)	(28,212)
	___________	___________
Cash used for investment	(176,066)	(103,085)
	___________	___________
Cash provided by (used for) financing
Cash dividends paid
Common stock	(26,175)	(25,842)
Preferred stock	(7,383)	(7,709)
	___________	___________
	(33,558)	(33,551)

Short-term borrowings	(11,600)	(400)
Additions to long-term debt	232,139	14,559
Payments of long-term debt	(196,644)	(156,664)
Other	(4,607)	12,794
	___________	___________
Cash used for financing	(14,270)	(163,262)
	___________	___________

Increase in cash and cash equivalents	32,827	7,074
Balance at beginning of the year	56,702	62,820
	___________	___________
Balance at September 30	$89,529	$69,894
	===========	===========

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

The quarterly financial statements have not been audited by independent public accountants, but in the opinion of management, all adjustments necessary to present fairly the results for the periods presented have been included. Net income (loss) for the three and nine months ended September 30, 2002 and 2001, involved estimates and accruals. Actual results may vary from those estimates. Except as may be disclosed within these "Notes to Quarterly Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

(2)

NET INCOME (LOSS) PER COMMON SHARE. Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by applicable shares outstanding. For the nine months ended September 30, 2002 and 2001, the computation of diluted net income (loss) per share was antidilutive; therefore, the amounts reported for basic and diluted loss were the same.

	Three Months Ended September 30		Nine Months Ended September 30
	__________________		__________________
	2002	2001	2002	2001
	_______	_______	_______	_______
	(thousands, except per-share amounts)
BASIC

Net income (loss)	$8,510	$14,980	$5,133	$(841)
Preferred dividends (a)	(3,262)	(3,138)	(9,812)	(9,604)
	_______	_______	_______	_______
Basic income (loss)	$5,248	$11,842	$(4,679)	$(10,445)
	=======	=======	=======	=======

Average shares used to determine basic income (loss) per common share	58,269	57,831	58,194	57,558
	=======	=======	=======	=======
Basic income (loss) per common share	$0.09	$0.21	$(0.08)	$(0.18)
	=======	=======	=======	=======
DILUTED

Basic income (loss)	$5,248	$11,842	$(4,679)	$(10,445)
Preferred dividends eliminated	3,262	3,138	-	-
Supplemental ESOP contribution	(2,925)	(2,580)	-	-
	_______	_______	_______	_______

Diluted income (loss) (b)	$5,585	$12,400	$(4,679)	$(10,445)
	=======	=======	=======	=======
Average shares used to determine basic
income (loss) per common share	58,269	57,831	58,194	57,558
Stock options and other	239	484	-	-
Series D Convertible Preferred Stock	3,499	3,644	-	-
	_______	_______	_______	_______
Average shares used to determine diluted income (loss) per common share (b)(c)	62,007	61,959	58,194	57,558
	=======	=======	=======	=======
Diluted income (loss) per common share	$0.09	$0.20	$(0.08)	$(0.18)
	=======	=======	=======	=======

(a)	The dividend attributable to our Series D Convertible Preferred Stock held by our ESOP (employee stock ownership plan) is net of a tax benefit.

(b)

Adjustments totaling $1.0 million and $1.7 million for the nine months ended September 30, 2002 and 2001, which would have reduced the basic loss to arrive at diluted loss, were excluded because the calculation of diluted loss per share was antidilutive. Also, for the nine months ended September 30, 2002 and 2001, potentially dilutive common shares of 4.0 million and 4.2 million were excluded from average shares because they were antidilutive.

(c)

Options to purchase 6.6 million and 2.8 million shares of common stock were outstanding during the three months ended September 30, 2002 and 2001, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Forward contracts to purchase 5.4 million shares of common stock were outstanding during the three months ended September 30, 2002, but were not included in the computation of diluted earnings per share because the conversion price was greater than the market price of the common shares. These forward contracts are related to our adjustable conversion-rate equity security units. No similar forward purchase contracts were outstanding for the three months ended September 30, 2001.

Options to purchase 4.6 million and 2.4 million shares of common stock were outstanding during the nine months ended September 30, 2002 and 2001, but were not included in the computation of diluted earnings per share because the options' exercise prices were greater than the average market price of the common shares. Forward contracts to purchase 5.1 million shares of common stock were outstanding during the nine months ended September 30, 2002, but were not included in the computation of diluted earnings per share because the conversion price was greater than the market price of the common shares. These forward contracts are related to our adjustable conversion-rate equity security units. No similar forward purchase contracts were outstanding for the nine months ended September 30, 2001.

(3)

OTHER (INCOME) EXPENSE, NET. "Other (income) expense, net" includes nonroutine and miscellaneous income and expense items. In third quarter 2002, our Boise Office Solutions segment reversed $1.4 million of reserves for potential claims rising from the sale in 2000 of our European office products operations. Under the terms of the sale, claims may no longer be submitted.

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

	Three Months Ended		Nine Months Ended
	September 30		September 30
	______________________		_________________
	2002	2001	2002	2001
	________	________	_______	_______
	(thousands)

Sales of receivables (Note 6)	$1,178	$2,047	$3,350	$7,011
Sale of European operations	(1,388)	-	(1,388)	-
Sale of investment in IdentityNow (Note 11)	-	-	23,646	-
Restructuring activities (Note 13)	(750)	(1,000)	(750)	57,929
Postretirement benefits	-	-	-	10,871
Other, net	886	2,588	4,357	1,538
	______	________	_______	_______
	$(74)	$3,635	$29,215	$77,349

	========	========	=======	=======

(4)

INCOME TAXES. Our effective tax benefit rate for the nine months ended September 30, 2002, was 191.9%, compared with an effective tax benefit rate of 78.3% for the nine months ended September 30, 2001. The increase in our 2002 estimated tax benefit rate, compared with 2001, is due to the tax benefit recorded for the sale of IdentityNow (see Note 11). Before nonroutine items, our estimated effective tax provision rate for the nine months ended September 30, 2002, was 37.5%. Before nonroutine items, our annual tax provision rate in 2001 was 34%. The increase in our estimated 2002 tax provision rate, before nonroutine items, compared with our 2001 annual tax provision rate, before nonroutine items, was due primarily to our charitable donation in 2001 of surplus property in Vancouver, Washington, for which we received a tax benefit. Changes in our tax rates were also due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

For the three and nine months ended September 30, 2002, we paid income taxes, net of refunds received, of $1.0 million and $8.2 million. We paid $8.1 million and $18.7 million for the same periods in 2001.

(5)	COMPREHENSIVE INCOME (LOSS). Comprehensive income (loss) for the periods include the following:

	Three Months Ended September 30		Nine Months Ended September 30
	________________		____________________
	2002	2001	2002	2001
	______	_______	_______	_______
	(thousands)

Net income (loss)	$ 8,510	$14,980	$5,133	$(841)
Other comprehensive income (loss)
Cumulative foreign currency translation adjustment, net of income taxes	(6,113)	(4,651)	6,694	(8,672)
Cash flow hedges, net of income taxes	15	(1,651)	(671)	(2,561)
	______	______	______	_______
Comprehensive income (loss), net of income taxes	$ 2,412	$8,678	$11,156	$(12,074)
	======	=======	=======	=======

(6)

RECEIVABLES. We have sold fractional ownership interests in a defined pool of trade accounts receivable. At September 30, 2002 and 2001, and December 31, 2001, $200 million of sold accounts receivable were excluded from "Receivables" in the accompanying Balance Sheets. The portion of fractional ownership interest retained by us is included in accounts receivable in the Balance Sheets. This program consists of a revolving sale of receivables committed to by the purchasers for 364 days and is subject to renewal. Costs related to the program are included in "Other (income) expense, net" in the Statements of Income (Loss). Under the accounts receivable sale agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables, and the historical performance of the receivables we sell.

(7)	INVENTORIES. Inventories include the following:

	September 30		December 31
	_________________________		___________
	2002	2001	2001
	________	________	___________
	(thousands)

Finished goods and work in process	$478,839	$512,013	$507,223
Logs	49,264	38,150	62,390
Other raw materials and supplies	141,423	140,443	135,796
LIFO reserve	(51,155)	(63,241)	(52,456)
	________	________	___________
	$618,371	$627,365	$652,953
	========	========	===========

(8)

DEFERRED SOFTWARE COSTS. We defer costs for software intended for internal use that benefit future years. These costs are amortized on the straight-line method over the expected life of the software. "Other assets" in the Balance Sheets includes deferred software costs of $66.2 million, $65.8 million, and $67.8 million at September 30, 2002 and 2001, and December 31, 2001. Amortization of deferred software costs totaled $5.6 million and $15.4 million for the three and nine months ended September 30, 2002, and $5.5 million and $14.9 million for the three and nine months ended September 30, 2001.

(9)

DEBT. In March 2002, we entered into a three-year, unsecured revolving credit agreement with 14 major financial institutions. The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. The borrowing capacity under the agreement can be expanded to a maximum of $600 million. The revolving credit agreement replaces a similar agreement that was to expire in June 2002. Borrowings of $180 million under the old agreement were repaid. Borrowings under the new agreement were $230 million at September 30, 2002. At September 30, 2002, our borrowing rate under the agreement was 2.8%. We have entered into interest rate swaps related to $150 million of these borrowings, which gave us an effective interest rate for outstanding borrowings under the revolving credit agreement of 4.8% at September 30, 2002. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at September 30, 2002, exceeded the defined minimum by $289.4 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

In January 2002, we sold $150 million of 7.5% notes due in 2008. We used proceeds from this sale to reduce amounts outstanding under our revolving credit agreement and short-term debt.

In June 2002, we retired our $125 million 9.85% notes.

At September 30, 2002 and 2001, we had $37.1 million and $51.6 million of short-term borrowings outstanding. The maximum amounts of combined short-term borrowings outstanding during the nine months ended September 30, 2002 and 2001, were $304.5 million and $126.9 million. The average amounts of short-term borrowings outstanding during the nine months ended September 30, 2002 and 2001, were $52.3 million and $55.1 million. The average interest rates for these borrowings were 2.5% for 2002 and 5.0% for 2001.

At September 30, 2002, we had $193 million of unused borrowing capacity registered with the SEC for additional debt securities. In addition, a registration statement filed with the SEC covering $500 million in universal shelf capacity became effective in April 2002. Under this registration statement, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and/or purchase contracts.

Cash payments for interest, net of interest capitalized, were $31.8 million and $88.3 million for the three and nine months ended September 30, 2002, and $28.7 million and $98.1 million for the three and nine months ended September 30, 2001.

(10)

FINANCIAL INSTRUMENTS. In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rate at September 30, 2002, was 4.3%. The swap expires in May 2005. This swap is designated as a fair value hedge of a proportionate amount of the fixed-rate debentures. The swap and the proportionate amount of debentures are marked to market, with changes in the fair value of the instruments recorded in income (loss). These swaps were fully effective in hedging the changes in fair value; accordingly, changes in the fair value of these instruments had no net impact on our reported income (loss) in the current periods.

In January and August 2002, we entered into swaps for electricity that convert 40 and 36 megawatts of usage in the Northwest to a fixed rate. The swaps expire at the end of 2002 and 2003, respectively. In January 2002, we also entered into natural gas swaps that convert 6,000 MMBtu per day of natural gas usage to a fixed price. These swaps expire in March 2003. These swaps are designated as cash flow hedges. Accordingly, the changes in fair value of these swaps, net of taxes, are recorded in "Accumulated other comprehensive income (loss)" in our Balance Sheets.

Our forward exchange contracts with a notional amount of 160 million New Zealand dollars matured in February 2002 and were not renewed. Valuation gains and losses on these contracts were recognized in income (loss) as they occurred.

We are exposed to modest credit-related risks in the event of nonperformance by counterparties to our swaps. However, we do not expect the counterparties, which are all major institutions, to fail to meet their obligations.

(11)

INVESTMENTS IN EQUITY AFFILIATES. In December 2001, we wrote down our 29% investment in IdentityNow, a promotional products company that we accounted for under the equity method, by $54.3 million to its estimated fair value of $25 million. On May 10, 2002, we sold all the stock of our wholly owned subsidiary that held our investment in IdentityNow. We recorded a $23.6 million loss related to this sale in our Corporate and Other segment and in "Other (income) expense, net" in the Statement of Income for the nine months ended September 30, 2002. We also recorded $27.6 million of now-realizable tax benefits associated with this sale and our previous write-down. For the nine months ended September 30, 2002, this transaction resulted in a net after-tax gain of $4 million, or 7 cents per basic and diluted share.

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

We stopped amortizing goodwill January 1, 2002. Goodwill amortization for the three and nine months ended September 30, 2001, was $2.2 million and $6.4 million after tax, or 4 cents and 12 cents per basic and diluted share. Changes in the carrying amount of goodwill by segment are as follows:

	Boise Office Solutions	Boise Building Solutions	Total
	______________	________________	____________
	(thousands)

Balance at December 31, 2001	$373,545	$11,640	$385,185
Goodwill acquired during year	4,303	-	4,303
Effect of foreign translation	7,206	(1)	7,205
Purchase price adjustments	(397)	-	(397)
	_____________	_______________	___________
Balance at September 30, 2002	$384,657	$11,639	$396,296
	==============	================	============

Acquired intangible assets are recorded in "Other assets" in the accompanying Balance Sheets and totaled $22.9 million and $5.6 million at September 30, 2002 and 2001, and $23.1 million at December 31, 2001.

Intangible assets represent the values assigned to customer lists and relationships, noncompete agreements, and exclusive distribution rights of businesses acquired. Intangible assets are amortized on a straight-line basis over their expected useful lives, which range from three years to 20 years. Intangible assets at September 30, 2002, consisted of the following:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	______________	______________	____________
	(thousands)

Customer lists and relationships	$23,876	$(3,916)	$19,960
Noncompete agreements	4,523	(3,721)	802
Exclusive distribution rights	2,413	(262)	2,151
	______________	______________	____________
	$30,812	$(7,899)	$22,913
	==============	==============	============

Intangible asset amortization expense totaled $0.8 million and $2.4 million for the three and nine months ended September 30, 2002, and $0.5 million and $1.4 million for the three and nine months ended September 30, 2001. The estimated amortization expense is $2.5 million, $2.1 million, $2.1 million, $2.0 million, and $2.0 million in 2003, 2004, 2005, 2006, and 2007, respectively.

(13)

RESTRUCTURING ACTIVITIES. In February 2001, we announced the permanent closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the significant decline in federal timber offered for sale. We completed these closures in second quarter 2001, and 373 positions were eliminated. In first quarter 2001, we recorded a pretax charge of $54.0 million related to these closures. Sales for our Idaho operations for the nine months ended September 30, 2001, were $59.4 million. Our operating loss for the nine months ended September 30, 2001, was $5.5 million.

In first quarter 2001, we wrote off our investment in assets in Chile with a pretax charge of $4.9 million. We recorded both of these charges in our Boise Building Solutions segment and in "Other (income) expense, net" in the Statement of Loss for the nine months ended September 30, 2001.

Restructuring reserve liability account activity related to these 2001 charges is as follows:

	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	_______	_________	_______	_______
	(thousands)

2001 expense recorded	$21,300	$15,000	$22,600	$58,900
Assets written down	(21,300)	-	-	(21,300)
Pension liability recorded	-	(9,600)	-	(9,600)
Charges against reserve	-	(5,000)	(10,100)	(15,100)
	_______	_________	_______	_______
Restructuring reserve at December 31, 2001	-	400	12,500	12,900
Proceeds from sales of assets	-	-	1,500	1,500
Charges against reserve	-	(300)	(6,200)	(6,500)
	_______	_________	_______	_______

Restructuring reserve at September 30, 2002	$-	$100	$7,800	$7,900
	=======	=========	=======	=======

Asset write-downs were for plant and equipment at the closed Idaho facilities and the write-off of our equity investment in and related receivables from a joint venture in Chile. Employee-related costs include pension curtailment costs from the shutdowns of the Idaho facilities and severance costs. Other exit costs include tear-down and environmental cleanup costs related to the Idaho facilities and reserves for contractual obligations with no future benefit. The restructuring reserve liabilities are included in "Accrued liabilities, other" in the accompanying Balance Sheets.

(14)

NEW ACCOUNTING STANDARDS. In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the new statement, we will record both an initial asset and a liability for estimated costs of legal obligations associated with the retirement of long-lived assets. The initial asset will be depreciated over the expected useful life of the asset. This statement will change our accounting for landfill closure costs. We currently accrue the estimated costs of closure over the expected useful life of the landfill. These costs have not been material in any individual year. We are assessing the impact of this statement on our results of operations and financial position. This statement must be adopted by January 1, 2003.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted this statement January 1, 2002. It had no impact on our results of operations or financial position.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement addresses financial reporting and accounting for exit and disposal costs. When we adopt this statement January 1, 2003, it will have no effect on our results of operations or financial position.

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

				Income
				(Loss)
				Before
	Sales			Taxes and
	______________________________________			Minority
	Trade	Intersegment	Total	Interest (a)
	____________	___________	____________	____________
	(thousands)

Three Months Ended September 30, 2002
Boise Office Solutions	$899,321	$562	$899,883	$29,783
Boise Building Solutions	666,005	5,472	671,477	14,515
Boise Paper Solutions	363,720	121,435	485,155	17,171
Corporate and Other	6,185	13,200	19,385	(15,872)
	____________	___________	____________	____________
	1,935,231	140,669	2,075,900	45,597
Intersegment eliminations	-	(140,669)	(140,669)	-
Interest expense	-	-	-	(28,731)
	____________	___________	____________	____________
	$1,935,231	$-	$1,935,231	$16,866
	============	===========	============	============

Three Months Ended September 30, 2001
Boise Office Solutions	$847,608	$534	$848,142	$36,951
Boise Building Solutions	639,706	6,735	646,441	14,192
Boise Paper Solutions	381,806	104,270	486,076	15,271
Corporate and Other	5,316	12,861	18,177	(15,720)
	____________	___________	____________	____________
	1,874,436	124,400	1,998,836	50,694
Intersegment eliminations	-	(124,400)	(124,400)	-
Interest expense	-	-	-	(31,592)
	____________	___________	____________	____________
	$1,874,436	$-	$1,874,436	$19,102
	============	===========	============	============

(a)	Interest income has been allocated to our segments in the amount of $0.3 million and $0.5 million for the three-month periods ended September 30, 2002 and 2001, respectively.
				Income
				(Loss)
				Before
	Sales			Taxes and
	______________________________________			Minority
	Trade	Intersegment	Total	Interest (a)
	____________	___________	____________	____________
	(thousands)

Nine Months Ended September 30, 2002
Boise Office Solutions	$2,637,963	$1,911	$2,639,874	$90,603
Boise Building Solutions	1,884,269	17,251	1,901,520	37,341
Boise Paper Solutions	1,071,239	351,462	1,422,701	15,176
Corporate and Other	18,010	39,165	57,175	(66,495	) (b)
	____________	___________	____________	____________
	5,611,481	409,789	6,021,270	76,625
Intersegment eliminations	-	(409,789)	(409,789)	-
Interest expense	-	-	-	(88,789)
	____________	___________	____________	____________
	$5,611,481	$-	$5,611,481	$(12,164)
	============	===========	============	============

Nine Months Ended September 30, 2001
Boise Office Solutions	$2,677,903	$1,750	$2,679,653	$106,792
Boise Building Solutions	1,829,027	21,439	1,850,466	(27,794	) (c)
Boise Paper Solutions	1,141,506	326,810	1,468,316	64,464
Corporate and Other	17,039	38,148	55,187	(50,365	) (d)
	____________	___________	____________	____________
	5,665,475	388,147	6,053,622	93,097
Intersegment eliminations	-	(388,147)	(388,147)	-
Interest expense	-	-	-	(97,878)
	____________	___________	____________	____________
	$5,665,475	$-	$5,665,475	$(4,781)
	============	===========	============	============

(a)	Interest income has been allocated to our segments in the amounts of $1.3 million and $1.6 million for the nine months ended September 30, 2002 and 2001, respectively.
(b)	Includes a pretax loss of $23.6 million related to the sale of our investment in IdentityNow (see Note 11).
(c)	Includes a pretax charge of $58.9 million related to the closure of two Idaho facilities and the write-off of our assets in Chile (see Note 13).
(d)	Includes a pretax charge of $10.9 million to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers (see Note 3).

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

Over the past several years, and continuing in the third quarter of 2002, we have been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at a job site. The claims vary widely and often are not specific about the plaintiff's contacts with us or with our facilities. None of the claims seek damages from us individually, and we are generally one of numerous defendants. Most of the cases filed against us have been voluntarily dismissed, although we have settled some cases for a nominal amount. The settlements we have paid have been covered largely by insurance, and we believe any future settlements or judgments would be similarly covered. To date, no asbestos case against us has gone to trial, and the nature of these cases makes any prediction as to the outcome of pending litigation inherently subjective. At this time, however, we believe our involvement in asbestos litigation is not material to either our financial position or our results of operations.

We are involved in other litigation and administrative proceedings primarily arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under these pending litigation or administrative proceedings would not materially affect our financial position or results of operations.

We are required to make minimum contributions to our pension plans and, in some years, we make additional discretionary contributions. For 2002, the required minimum contribution was $1 million. In third quarter 2002, we made cash contributions to our pension plans totaling $48 million, compared with $17.7 million in third quarter 2001. In 2003, the required minimum contribution to our pension plans is estimated to be approximately $26 million. However, we expect to make contributions to the plans of approximately $80 million to $120 million during the course of the year. See "Critical Accounting Policies" for further information.

Over the past several years, the amount of timber available for commercial harvest in the United States has declined significantly due to environmental litigation and changes in government policy. As a result, we cannot accurately predict future log supply. Additional curtailments or closures of our wood products manufacturing facilities are possible.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
	Three Months Ended September 30		Nine Months Ended September 30
	__________________________		__________________________
	2002	2001	2002	2001
	___________	___________	___________	___________

Sales	$1.9 billion	$1.9 billion	$5.6 billion	$5.7 billion
Net income (loss)	$8.5 million	$15.0 million	$5.1 million	$(0.8) million
Net income (loss) per basic share	$0.09	$0.21	$(0.08)	$(0.18)
Net income (loss) per diluted share	$0.09	$0.20	$(0.08)	$(0.18)
Net income before nonroutine items	$8.5 million	$12.2 million	$1.1 million	$41.8 million
Net income (loss) per basic share before nonroutine items	$0.09	$0.16	$(0.15)	$0.56
Net income (loss) per diluted share before nonroutine items	$0.09	$0.16	$(0.15)	$0.55

	(percentage of sales)

Materials, labor, and other operating expenses	81.4%	81.2%	81.5%	80.7%
Selling and distribution expenses	10.2%	10.1%	10.4%	10.5%
General and administrative expenses	2.0%	1.8%	2.0%	1.7%

Nonroutine Items. In December 2001, we wrote down our 29% investment in IdentityNow, a promotional products company that we accounted for under the equity method, by $54.3 million to its estimated fair value of $25 million. On May 10, 2002, we sold all the stock of our wholly owned subsidiary that held our investment in IdentityNow. We recorded a $23.6 million loss related to this sale in our Corporate and Other segment and in "Other (income) expense, net" in the Statement of Income for the nine months ended September 30, 2002. We also recorded $27.6 million of now-realizable tax benefits associated with this sale and our previous write-down. For the nine months ended September 30, 2002, this transaction resulted in a net after tax gain of $4 million, or 7 cents per basic and diluted share.

In February 2001, we announced the permanent closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the significant decline in federal timber offered for sale. We completed these closures in second quarter 2001. In first quarter 2001, we recorded a pretax charge of $54.0 million related to these closures. In addition, in first quarter 2001, we wrote off our investment in assets in Chile with a pretax charge of $4.9 million. We recorded both of these charges in our Boise Building Solutions segment and in "Other (income) expense, net" in the Statement of Loss for the nine months ended September 30, 2001. Additional information on these charges is in the results of operations for Boise Building Solutions.

In first quarter 2001, our Corporate and Other segment included a $10.9 million pretax, noncash charge to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers. These workers participated in a multiemployer trust that converted to a single employer trust. This charge was recorded in "Other (income) expense, net" in the Statement of Loss for the nine months ended September 30, 2001.

The net impact of the nonroutine items in 2001 decreased net income $42.6 million and basic and diluted income per share 74 cents and 73 cents, respectively, for the nine months ended September 30, 2001.

Overview Before Nonroutine Items. Total sales for the three months ended September 30, 2002, increased slightly, compared with sales in the same period in 2001. Sales and same-location sales in Boise Office Solutions increased 6%. This was primarily the result of sales to new customers. Sales in Boise Building Solutions increased 4% due to higher unit sale volumes and stronger sales in engineered wood products and building materials distribution. Sales in Boise Paper Solutions were flat.

Total sales for the nine months ended September 30, 2002, decreased, compared with sales in the same period in 2001, due to lower product prices in Boise Paper Solutions and reduced demand in Boise Office Solutions, partially offset by increased sales in engineered wood products and building materials distribution in Boise Building Solutions. Sales decreased 3% in our paper business and 1% in our office products business, while sales in our building products business increased 3%.

Materials, labor, and other operating expenses increased as a percent of sales for the three and nine months ended September 30, 2002, due to increased sales of lower-margin products in Boise Office Solutions and lower weighted average paper prices in Boise Paper Solutions, partially offset by increased sales volumes and lower manufacturing costs in our paper business and favorable wood costs in our building products business. Selling and distribution expenses as a percent of sales were relatively flat for the three and nine months ended September 30, 2002, compared with the same period in 2001, due primarily to cost control efforts in Boise Office Solutions. General and administrative expenses increased as a percent of sales for the three and nine months ended September 30, 2002, compared with the same period in 2001, due to higher compensation and benefits costs.

In accordance with new accounting standards, we stopped amortizing goodwill January 1, 2002. Amortization of goodwill for the three and nine months ended September 30, 2001, was $2.2 million and $6.4 million after tax, or 4 cents and 12 cents per basic and diluted share.

See the results of operations by segment for additional detail.

Interest expense was $28.7 million and $31.6 million for the three months ended September 30, 2002 and 2001, and $88.8 million and $97.9 million for the nine months ended September 30, 2002 and 2001. The variances were mainly due to decreases in our debt levels and, to a lesser degree, changes in interest rates.

Our effective tax benefit rate for the nine months ended September 30, 2002, was 191.9%, compared with an effective tax benefit rate of 78.3% for the nine months ended September 30, 2001. The increase in our 2002 estimated tax benefit rate, compared with 2001, is due to the tax benefit recorded for the sale of IdentityNow discussed above. Before nonroutine items, our estimated effective tax provision rate for the nine months ended September 30, 2002, was 37.5%. Before nonroutine items, our annual tax provision rate in 2001 was 34.0%. The increase in our estimated 2002 tax provision rate, before nonroutine items, compared with our 2001 annual tax provision rate, before nonroutine items, was due primarily to our charitable donation in 2001 of surplus property in Vancouver, Washington, for which we received a tax benefit. Changes in our tax rates were also due to lower income levels and the mix of domestic and foreign sources of income.

BOISE OFFICE SOLUTIONS
	Three Months Ended September 30		Nine Months Ended September 30
	___________________________		___________________________
	2002	2001	2002	2001
	___________	___________	____________	____________

Sales	$899.9 million	$848.1 million	$2,639.9 million	$2,679.7 million
Segment income	$29.8 million	$37.0 million	$90.6 million	$106.8 million

	(percentage of sales)

Gross profit	22.4%	24.1%	23.0%	24.0%
Operating expenses	19.0%	19.7%	19.6%	20.0%
Operating profit	3.3%	4.4%	3.4%	4.0%

Operating Results. Both total sales and same-location sales increased 6% for the three months ended September 30, 2002, compared with the same period in 2001. U.S. sales of paper, technology, furniture, and office supplies increased 14%, 11%, 1%, and 3%, respectively. These sale increases resulted primarily from the addition of new customers.

For the nine months ended September 30, 2002, total sales and same-location sales decreased 1% and 2%, respectively. The decrease in sales is primarily the result of a sluggish U.S. economy. Customers have been more cost-conscious about their office and furniture products purchases, and with widespread white-collar layoffs, our customers are consuming fewer office products year over year.

For the three and nine months ended September 30, 2002, segment income and operating profit as a percent of sales decreased from the same periods in 2001, due primarily to lower gross profit margins. For the three months ended September 30, 2002, our gross profit margins decreased as U.S. sales of higher-margin furniture and office supplies grew more slowly than sales of lower-margin paper and technology products. The margins on the sales of paper products also decreased, as we lagged passing on increased paper costs to our customers. Likewise, for the nine months ended September 30, 2002, U.S. sales of higher-margin furniture and office supplies decreased, while lower-margin paper and technology product sales increased, compared with the year-earlier period. Comparing our quarter-over-quarter and year-over-year results, our operating expenses as a percent of net sales decreased, primarily as a result of cost controls and, to a lesser extent, the elimination of amortization of goodwill, which ceased January 1, 2002.

BOISE BUILDING SOLUTIONS
	Three Months Ended September 30		Nine Months Ended September 30
	__________________________		___________________________
	2002	2001	2002	2001
	____________	____________	_____________	_____________

Sales	$671.5 million	$646.4 million	$1,901.5 million	$1,850.5 million
Segment income (loss)	$14.5 million	$14.2 million	$37.3 million	$(27.8) million
Segment income before
nonroutine items	$14.5 million	$14.2 million	$37.3 million	$31.1 million

Sales Volumes
Plywood (1,000 sq. ft. 3/8" basis)	460,952	453,769	1,364,125	1,388,221
OSB (1,000 sq. ft. 3/8" basis) (a)	107,176	90,259	305,610	280,884
Lumber (1,000 board ft.)	99,858	93,968	304,224	304,338
LVL (100 cubic ft.)	20,879	18,016	59,618	52,170
I-joists (1,000 equivalent lineal ft.)	46,954	41,924	129,051	123,805
Particleboard (1,000 sq. ft. 3/4" basis)	47,617	49,518	148,548	147,847
Building materials distribution
(sales dollars)	$470 million	$443 million	$1,309 million	$1,237 million

Average Net Selling Prices (b)
Plywood (1,000 sq. ft. 3/8" basis)	$227	$247	$232	$238
OSB (1,000 sq. ft. 3/8" basis)	127	142	131	132
Lumber (1,000 board ft.)	470	459	472	444
LVL (100 cubic ft.)	1,498	1,471	1,491	1,509
I-joists (1,000 equivalent lineal ft.)	890	900	890	898
Particleboard (1,000 sq. ft. 3/4" basis)	254	245	244	250
(a) Includes 100% of the sales of Voyageur Panel, of which we own 47%. (b) Gross invoice price less trade discounts and freight costs.

Nonroutine Items. In February 2001, we announced the permanent closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the significant decline in federal timber offered for sale. We completed these closures in second quarter 2001, and 373 positions were eliminated. In first quarter 2001, we recorded a pretax charge of $54.0 million related to these closures. Sales for our Idaho operations for the nine months ended September 30, 2001, were $59.4 million. Our operating loss for the nine months ended September 30, 2001, was $5.5 million.

In addition, in first quarter 2001, we wrote off our investment in assets in Chile with a pretax charge of $4.9 million. We recorded both of these charges in our Boise Building Solutions segment and in "Other (income) expense, net" in the Statement of Loss for the nine months ended September 30, 2001.

Restructuring reserve liability account activity related to these 2001 charges is as follows:
	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	_______	_________	_______	_______
	(thousands)

2001 expense recorded	$21,300	$15,000	$22,600	$58,900
Assets written down	(21,300)	-	-	(21,300)
Pension liability recorded	-	(9,600)	-	(9,600)
Charges against reserve	-	(5,000)	(10,100)	(15,100)
	_______	_________	_______	_______
Restructuring reserve at December 31, 2001	-	400	12,500	12,900
Proceeds from sales of assets	-	-	1,500	1,500
Charges against reserve	-	(300)	(6,200)	(6,500)
	_______	_________	_______	_______

Restructuring reserve at September 30, 2002	$-	$100	$7,800	$7,900
	=======	=========	=======	=======

Asset write-downs were for plant and equipment at the closed Idaho facilities and the write-off of our equity investment in and related receivables from a joint venture in Chile. Employee-related costs include pension curtailment costs from the shutdowns of the Idaho facilities and severance costs. Other exit costs include tear-down and environmental cleanup costs related to the Idaho facilities and reserves for contractual obligations with no future benefit. We estimate that approximately $2.0 million of the remaining reserve balance will be spent in 2002, with the rest spent in 2003. The restructuring reserve liabilities are included in "Accrued liabilities, other" in the accompanying Balance Sheets.

Operating Results Before Nonroutine Items. The increase in sales in both periods of 2002, compared with 2001, was primarily due to stronger sales in engineered wood products and building materials distribution. Third-quarter sales were also favorably impacted by increased unit sales volumes. In third quarter 2002, sales of engineered wood products increased 17%, while year-to-date sales of engineered wood products increased 9%. Third-quarter and year-to-date building materials distribution sales increased 6%, while physical volumes increased 10% and 3%, respectively. Third-quarter oriented strand board, plywood, and lumber sales volumes were 19%, 2%, and 6% higher than a year ago. Year-to-date oriented strand board unit sales volume increased 9%, plywood unit sales volume decreased 2%, and lumber unit sales volumes were flat. These sales increases were partially offset by decreased plywood and oriented strand board prices in both periods of 2002, compared with 2001. Third quarter average plywood and oriented strand board prices declined 8% and 11%, respectively, while year-over-year average plywood and oriented strand board prices declined 3% and 1%, respectively. Average prices for our mix of lumber products, which is mostly ponderosa pine appearance and industrial grades, increased 2% and 6% for the three and nine months ended September 30, 2002, compared with the same periods in 2001.

Segment income for the three and nine months ended September 30, 2002, increased from the same periods in 2001, due to the increased sales of engineered wood products and building materials distribution discussed above and favorable wood costs. Third quarter 2002 was also favorably affected by the increased unit sales volumes discussed above.

BOISE PAPER SOLUTIONS
	Three Months Ended September 30		Nine Months Ended September 30
	________________________		_________________________
	2002	2001	2002	2001
	___________	___________	___________	____________

Sales	$485.2 million	$486.1 million	$1,422.7 million	$1,468.3 million
Segment income (loss)	$17.2 million	$15.3 million	$15.2 million	$64.5 million

Sales Volumes
(thousands of short tons)
Uncoated free sheet	364	336	1,089	1,032
Containerboard	168	172	495	479
Newsprint	110	101	305	280
Other	37	45	148	116
	_____	_____	_____	_____
	679	654	2,037	1,907
	=====	=====	=====	=====
Average Net Selling Prices (a)
(per short ton)
Uncoated free sheet	$722	$736	$715	$752
Containerboard	351	376	337	383
Newsprint	367	485	361	502

(a)  Gross invoice price less trade discounts and freight cost.

Operating Results. Boise Paper Solutions sales were flat for the three months ended September 30, 2002, compared with the same period in 2001. Weighted average paper prices declined on average $33 per ton, or 6%. The price decrease was offset by a 4% increase in unit sales volume. The 3% decrease in sales for the nine months ended September 30, 2002, compared with the same period in 2001, was the result of a 9% decrease in weighted average net selling prices, partially offset by a 7% increase in unit sales volume. During third quarter 2002, we took approximately 16,000 tons of market-related curtailment, compared with 47,000 tons during third quarter 2001, and 108,000 tons for the nine months ended September 30, 2002 and 2001.

The 12% increase in segment income for the three months ended September 30, 2002, compared with the same period in 2001, was due to the increased sales volume discussed above and a 4% decrease in unit manufacturing costs. Fixed and variable manufacturing costs decreased 2% and 7%, respectively. The largest cost improvements resulted from falling energy and chemical costs. These favorable results were partially offset by the 6% decline in weighted average paper prices. Segment income decreased 76% for the nine months ended September 30, 2002, compared with the same period in 2001, due to lower weighted average paper prices. The lower weighted average paper prices were partially offset by the increased unit sales volume and lower unit manufacturing costs discussed above. Year-to-date unit manufacturing costs decreased 5%, compared with the prior year. The largest cost improvements year-to-date resulted from falling fiber and energy costs.

FINANCIAL CONDITION AND LIQUIDITY

Operating Activities. For the first nine months of 2002, operations provided $223.2 million in cash, compared with $273.4 million for the same period in 2001. For the nine months ended September 30, 2002, net income items provided $230.4 million of cash, and unfavorable changes in working capital items used $7.2 million. For the first nine months of 2001, net income items provided $284.9 million of cash, and unfavorable working capital items used $11.5 million.

We are required to make minimum contributions to our pension plans and, in some years, we make additional discretionary contributions. For 2002, the required minimum contribution was $1 million. In third quarter 2002, we made cash contributions to our pension plans totaling $48 million, compared with $17.7 million in third quarter 2001. In 2003, the required minimum contribution to our pension plans is estimated to be approximately $26 million. However, we expect to make contributions to the plans of approximately $80 million to $120 million during the course of the year. See "Critical Accounting Policies" for further information.

Our current ratio was 1.28:1 at September 30, 2002, and 0.89:1 at September 30, 2001, compared with 0.98:1 at December 31, 2001. The change in the current ratio is primarily the result of the reclassification of our revolving credit debt to long-term debt with the signing of a new agreement that expires in 2005.

Investing Activities. Cash expenditures for property and equipment, timber and timberlands, and investments in equity affiliates totaled $154.3 million for the first nine months of 2002 and $231.2 million for the same period in 2001. In 2001, we received a final payment, net of forward exchange contracts, of $159.6 million for the note receivable from the sale of our European office products operations, which we used to reduce debt. As a result, net cash used for investment was $176.1 million for the first nine months of 2002 and $103.1 million for the same period in 2001.

We expect our capital investment in 2002 to be $250 million to $270 million, excluding acquisitions. These amounts include approximately $20 million for our environmental compliance program. In 2001, we began construction of a new facility in Elma, Washington, to manufacture wood-plastic composite building products. The total cost of this facility is expected to be approximately $93 million. We have spent $82 million to date. The balance will be spent by the end of first quarter 2003, when start-up is scheduled to begin.

In October 2002, we acquired assets of Mendocino Forest Products Company, LLC, relating to the wholesale building products distribution and reload operation in Riverside, California, for $6.1 million.

The balance of our capital spending will be for quality and efficiency projects, replacement, and modest purchases of timber and timberlands.

Financing Activities. Cash used for financing was $14.3 million for the first nine months of 2002 and $163.3 million for the first nine months of 2001. Dividend payments totaled $33.6 million for the first nine months of 2002 and 2001. In both years, our quarterly dividend was 15 cents per common share.

Changes in short-term borrowings represent net changes in notes payable. Additions to long-term debt for the nine months ended September 30, 2002, included $150 million of 7.5% notes due in 2008, a $20 million floating-rate term loan, and $62 million in medium-term notes. Payments of long-term debt in this period included $125 million of 9.85% notes, $32.5 million for industrial revenue bonds, a net $20 million under our revolving credit agreement, repayment of $15.5 million of bank debt for our Australian operations, and repayment of $2.3 million of medium-term notes. Additions to long-term debt for the nine months ended September 30, 2001, included $14.6 million of bank debt for our Australian operations. Payments of long-term debt in this period included $125.0 million under our revolving credit agreement and repayment of $30.0 million of medium-term notes.

At September 30, 2002 and 2001, we had $1.6 billion and $1.8 billion of debt outstanding. At December 31, 2001, we had $1.6 billion of debt outstanding. Our debt-to-equity ratio was 1.02:1 at September 30, 2002 and 2001. Our debt-to-equity ratio was 1.00:1 at December 31, 2001.

In March 2002, we entered into a three-year, unsecured revolving credit agreement with 14 major financial institutions. The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. The borrowing capacity under the agreement can be expanded to a maximum of $600 million. The revolving credit agreement replaces a similar agreement that was to expire in June 2002. Borrowings of $180 million under the old agreement were repaid. Borrowings under the new agreement were $230 million at September 30, 2002. At September 30, 2002, our borrowing rate under the agreement was 2.8%. We have entered into interest rate swaps related to $150 million of these borrowings, which gave us an effective interest rate for outstanding borrowings under the revolving credit agreement of 4.8% at September 30, 2002. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at September 30, 2002, exceeded the defined minimum by $289.4 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

In March 2002, we entered into an interest rate swap with a notional amount of $50 million with respect to $50 million of fixed-rate $150 million 7.05% debentures. This swap converts $50 million of this fixed-rate debt to variable-rate debt based on six-month LIBOR plus approximately 2.2%. At September 30, 2002, the interest rate was 4.3%. This swap expires in May 2005.

In January 2002, we sold $150 million of 7.5% notes due in 2008. We used proceeds from this sale to reduce amounts outstanding under our revolving credit agreement and short-term debt.

At September 30, 2002 and 2001, we had $37.1 million and $51.6 million of short-term borrowings outstanding. The maximum amounts of combined short-term borrowings outstanding during the nine months ended September 30, 2002 and 2001, were $304.5 million and $126.9 million. The average amounts of short-term borrowings outstanding during the nine months ended September 30, 2002 and 2001, were $52.3 million and $55.1 million. The average interest rates for these borrowings were 2.5% for 2002 and 5.0% for 2001.

At September 30, 2002, we had $193 million of unused borrowing capacity registered with the SEC for additional debt securities. In addition, a registration statement filed with the SEC covering $500 million in universal shelf capacity became effective in April 2002. Under this registration statement, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and/or purchase contracts.

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

NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of Statement No. 141 became effective July 1, 2001. The provisions of Statement No. 142 became effective January 1, 2002. Statement No. 141 had little impact on us. We have used the purchase method to account for recent acquisitions, which is continued under the new standard. Statement No. 142 requires us to assess our acquired goodwill for impairment annually. We completed our initial assessment, in accordance with the provisions of the standard, in second quarter 2002, and there was no impairment. Also in accordance with the provisions of this standard, we stopped amortizing goodwill January 1, 2002. Amortization of goodwill for the nine months ended September 30, 2001, increased net loss for that period $6.4 million, or 12 cents per basic and diluted share.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the new statement, we will record both an initial asset and a liability for estimated costs of legal obligations associated with the retirement of long-lived assets. The initial asset will be depreciated over the expected useful life of the asset. This statement will change our accounting for landfill closure costs. We currently accrue the estimated costs of closure over the expected useful life of the landfill. These costs have not been material in any individual year. We are assessing the impact of this statement on our results of operations and financial position. This statement must be adopted January 1, 2003.

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

CRITICAL ACCOUNTING POLICIES

For information on critical accounting policies, see our Annual Report on Form 10-K for the year ended December 31, 2001, our quarterly reports on Form 10-Q for the quarters ended March 31 and June 30, 2002, Exhibit 13.1, Financial Review, and the information described below.

Pensions. Most of our United States employees are covered by noncontributory defined benefit pension plans. We account for these costs in accordance with SFAS No. 87, Employer's Accounting for Pensions. That statement requires us to calculate our pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term asset return assumption. For 2002, our discount rate assumption is 7.25%, and our long-term asset return assumption is 9.25%, approximately equal to our long-term historical returns. Using these assumptions, we estimate that our 2002 pension expense will be approximately $32 million, following $11.1 million of expense in 2001. If weak equity market performance continues in 2002, inflation remains low, and we decrease our long-term asset return assumption for 2003 to 8.5%, we would expect our 2003 expense to increase to approximately $75 million to $85 million.

Plan contributions include required minimums and, in some years, additional discretionary amounts. For 2002, the required minimum contribution was $1 million. In third quarter 2002, we made cash contributions to our pension plans totaling $48 million, compared with $17.7 million in third quarter 2001. In 2003, the required minimum contribution to our pension plans is estimated to be approximately $26 million. However, we expect to make contributions to the plans of approximately $80 million to $120 million during the course of the year.

The amount of required minimum pension liability is determined based on the value of plan assets in comparison to the plans' accrued benefit obligation. Because of a negative return on plan assets in 2001, our minimum liability increased significantly, resulting in a decrease of $109.4 million in shareholders' equity in "Accumulated other comprehensive income (loss)." This adjustment to the minimum pension liability was a noncash charge and did not affect net income in 2001. Assuming that U.S. equity markets remain weak and that we reduce our discount rate assumption for 2003, we would expect to record an additional increase in our minimum pension liability and a net-of-tax decrease of $180 million to $220 million in shareholders' equity on December 31, 2002. Again, these adjustments will be noncash charges and will not affect net income in 2002.

OUTLOOK

Assuming that the U.S. economy continues to strengthen, however slowly, Boise's financial performance should continue to improve.

In the near term, year-over-year same-store sales comparisons in Boise Office Solutions have turned positive and should continue to be positive as the economy strengthens and purchases of furniture and office supplies increase. We've added sales staff and reduced operating staff in order to grow sales and control costs at the same time. Assuming our sales mix doesn't change, we expect operating margins to range between 3% and 4% in the fourth quarter.

In Boise Building Solutions, we're heading into the slower time of the year with oversupplied markets. As a result, we expect weaker product prices, lower volumes, and higher manufacturing costs. Boise Building Solutions' financial performance will decline in the fourth quarter from the third-quarter level.

Boise Paper Solutions should post stronger results in the fourth quarter because of gradually tightening uncoated free sheet markets, positive benefits of price increases implemented throughout the third quarter in containerboard and newsprint, and our continued focus on reducing costs.

FORWARD-LOOKING STATEMENTS

Management's Discussion and Analysis of Financial Condition and Results of Operations, including the Outlook section, includes statements concerning our expectations about our future events and performance. These are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The accuracy of these statements is subject to a number of risks, uncertainties, and assumptions that may cause our actual results to differ materially from our expectations. Factors that could cause actual results to differ from our expectations include, among other things:
●	the activity of our competitors and the impact of such activity on production capacity and customer demand across pulp, paper, and wood products markets;
●	changes in the general economic conditions, including the level of interest rates and housing starts;
●	changes in foreign economies and competition, which tends to effect the level of imports and exports of paper and wood products;
●

market demand for our products, which may be tied to the relative strength of various business segments - for instance, the level of white-collar employment may affect customer demand for office supplies, technology products, and furniture;

●	the performance of our manufacturing operations and the amount of capital required to maintain these operations;
●	changes in the banking markets, which can impact the cost of our financing activities;
●

variations in the performance of the financial markets, which could cause us to re-evaluate the assumptions we use in determining pension plan funding requirements and our contributions to those plans;

●	the effect of forestry, land use, environmental, and other governmental laws and regulations, and the impact of these regulations on our cost structure;
●	changes in the price or availability of raw materials, including energy; and
●	fires, floods, and other catastrophic events beyond our control.

We cannot determine which, if any, of these factors might affect the expectations we have made in this filing. We undertake no obligation to update any of the forward-looking statements within this filing after the date of this report.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest and currency rates expose the company to financial market risk. Our debt is predominantly fixed-rate. We experience only modest changes in interest expense when market interest rates change. Most foreign currency transactions are conducted in local currencies, limiting our exposure to changes in currency rates. Consequently, our market risk-sensitive instruments do not subject us to material market risk exposure. Changes in our debt structure and international expansion could increase these risks. To manage volatility relating to these exposures, we may enter into various derivative transactions, such as interest rate swaps, rate hedge agreements, forward purchase contracts, and forward exchange contracts. We do not use derivative financial instruments for trading purposes.

In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rate at September 30, 2002, was 4.3%. The swap expires in May 2005. This swap is designated as a fair value hedge of a proportionate amount of the fixed-rate debentures. The swap and the proportionate amount of debentures are marked to market, with changes in the fair value of the instruments recorded in income (loss). These swaps were fully effective in hedging the changes in fair value; accordingly, changes in the fair value of these instruments had no net impact on our reported loss in the current period.

In January and August 2002, we entered into swaps for electricity that convert 40 and 36 megawatts of usage in the Northwest to a fixed rate. The swaps expire at the end of 2002 and 2003, respectively. In January 2002, we also entered into natural gas swaps that convert 6,000 MMBtu per day of natural gas usage to a fixed price. These swaps expire in March 2003. These swaps are designated as cash flow hedges. Accordingly, the changes in fair value of these swaps, net of taxes, are recorded in "Accumulated other comprehensive income (loss)" in our Balance Sheets.

Our forward exchange contracts with a notional amount of 160 million New Zealand dollars matured in February 2002 and were not renewed. Valuation gains and losses on these contracts were recognized in income (loss) as they occurred.

We are exposed to modest credit-related risks in the event of nonperformance by counterparties to our swaps. However, we do not expect the counterparties, which are all major institutions, to fail to meet their obligations.

ITEM 4.	CONTROLS AND PROCEDURES
(a)

Within ninety days prior to filing this report, the chief executive officer and chief financial officer directed and supervised an evaluation of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. The evaluation was conducted to determine whether the company's disclosure controls and procedures were effective in bringing material information about the company to the attention of senior management. Based on that evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective in alerting them in a timely manner to material information that the company is required to disclose in its filings with the Securities and Exchange Commission.

(b)

Since our evaluation, we have made no significant changes in the design or operation of our internal controls.  Likewise, we have not taken corrective actions or made changes to other factors that could significantly affect the design or operation of these controls.

PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

See our Annual Report on Form 10-K for the year ended December 31, 2001, and our quarterly report on Form 10-Q for the quarter ended June 30, 2002, for information concerning other legal proceedings.

ITEM 2.	CHANGES IN SECURITIES
None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5.	OTHER INFORMATION

Our SEC filings are available online at www.bc.com, Investor Relations, SEC filings.
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
Date: November 12, 2002

CERTIFICATION PURSUANT TO RULE 13a-14 PROMULGATED
UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, George J. Harad, chief executive officer of Boise Cascade Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boise Cascade Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ George J. Harad _______________________________
George J. Harad Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13a-14 PROMULGATED
UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Theodore Crumley, chief financial officer of Boise Cascade Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Boise Cascade Corporation;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Theodore Crumley _______________________________
Theodore Crumley Chief Financial Officer

BOISE CASCADE CORPORATION
INDEX TO EXHIBITS
Filed With the Quarterly Report on Form 10-Q
for the Quarter Ended September 30, 2002
Number	Description	Page Number
11	Computation of Per-Share Earnings	32
12.1	Ratio of Earnings to Fixed Charges	33
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements	34
99	Certification of Chief Executive Officer and Chief Financial Officer of Boise Cascade Corporation	35