Form 10-K
period 2002-12-31
BOISE CASCADE CORP
filed 2003-03-04
CIK 12978

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-5057

BOISE CASCADE CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	82-0100960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1111 West Jefferson Street, P.O. Box 50, Boise, Idaho	83728
(Address of principal executive officers)	(Zip Code)
(208) 384-6161 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $2.50 par value	New York Stock Exchange
American & Foreign Power Company Inc. Debentures, 5% Series due 2030	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange
7.5% Adjustable Conversion-Rate Equity Security Units (Issued by Boise Cascade Trust I)	New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/ .

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes /X/ No / /

        The aggregate market value of the voting common stock held by nonaffiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on June 30, 2002, was $2,010,905,240. Registrant does not have any nonvoting common equities.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of January 31, 2003 58,291,089

Document incorporated by reference

        Portions of the registrant's proxy statement relating to its 2003 annual meeting of shareholders to be held on April 17, 2003 ("Boise Cascade Corporation's proxy statement") are incorporated by reference into Part III of this Form 10-K.

 Table of Contents

PART I
Item 1.	Business	1
	Boise Office Solutions	1
	Boise Building Solutions	2
	Timber Resources	3
	Boise Paper Solutions	5
	Competition	7
	Environmental Issues	8
	Employees	8
	Identification of Executive Officers	8
	Capital Investment	8
	Energy	8
Item 2.	Properties	8
	Boise Office Solutions	9
	Boise Building Solutions	9
	Boise Paper Solutions	9
	Timber Resources	9
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	11
	Shareholder Rights Plan	11
Item 6.	Selected Financial Data	12
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	13
	Summary	13
	Results of Operations	14
	Boise Office Solutions	17
	Boise Building Solutions	20
	Boise Paper Solutions	23
	Financial Condition and Liquidity	24
	Timber Supply and Environmental Issues	31
	Critical Accounting Estimates	33
	New Accounting Standards	35
	Outlook	36
	Forward-Looking Statements	36
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	37

i

Item 8.	Financial Statements and Supplementary Data		38
	Notes to Consolidated Financial Statements		43
	1.	Summary of Significant Accounting Policies	43
	2.	Net Income (Loss) Per Common Share	49
	3.	Other (Income) Expense, Net	50
	4.	Income Taxes	50
	5.	Leases	52
	6.	Receivables	52
	7.	Investments in Equity Affiliates	52
	8.	Goodwill and Intangible Assets	53
	9.	Debt	55
	10.	Company-Obligated Mandatorily Redeemable Securities of Subsidiary Trust	57
	11.	Financial Instruments	57
	12.	Retirement and Benefit Plans	58
	13.	Shareholders' Equity	61
	14.	Restructuring Activities	64
	15.	Boise Office Solutions Acquisitions and Divestitures	65
	16.	Segment Information	66
	17.	Commitments and Guarantees	70
	18.	Legal Proceedings and Contingencies	71
	19.	Quarterly Results of Operations (unaudited)	72
	Independent Auditors' Report		73
	Report of Management		75
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure		76
PART III
Item 10.	Directors and Executive Officers of the Registrant		77
Item 11.	Executive Compensation		79
Item 12.	Security Ownership of Certain Beneficial Owners and Management		79
Item 13.	Certain Relationships and Related Transactions		80
PART IV
Item 14.	Controls and Procedures		81
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K		81
	Index to Exhibits		87

ii

 PART I

ITEM 1. BUSINESS

        As used in this 2002 Annual Report on Form 10-K, the terms "Boise" and "we" include Boise Cascade Corporation and its consolidated subsidiaries and predecessors. Our Securities and Exchange Commission (SEC) filings, which include this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments, are available online at www.bc.com, Investor Relations, SEC filings. These reports are available soon after they are electronically filed with the SEC.

        Boise is a major distributor of office products and building materials and an integrated manufacturer and distributor of paper, packaging, and wood products. We are headquartered in Boise, Idaho, with domestic and international operations. We own or control over 2 million acres of timberland in the United States. We were incorporated under the laws of Delaware in 1931 under the name Boise Payette Lumber Company of Delaware, as a successor to an Idaho corporation formed in 1913. In 1957, our name was changed to Boise Cascade Corporation.

        Financial information pertaining to each of our industry segments and to each of our geographic areas for the years 2002, 2001, and 2000 is presented in Note 16, "Segment Information," of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

        Our sales and income are affected by the industry supply of products relative to the level of demand and by changing economic conditions in the markets we serve. Demand for paper and paper products and for office products correlates closely with real growth in the gross domestic product and with white-collar employment levels. Paper and paper products and building products operations are also affected by supply and demand in international markets and by customer inventory levels. Our building products businesses are dependent on repair-and-remodel activity, housing starts, and commercial and industrial building, which in turn are influenced by the availability and cost of mortgage funds. Declines in building activity that may occur during winter affect our building products businesses. In addition, some operating costs may increase at facilities affected by cold weather. Seasonal influences, however, are generally not significant to the company overall.

        We have no unusual working capital practices. We believe the management practices followed by Boise with respect to working capital conform to common business practices in the United States.

        We engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. It is our policy to review our operations periodically and to dispose of assets which fail to meet our criteria for return on investment or which cease to warrant retention for other reasons. (See Notes 3, 14, and 15 of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.)

Boise Office Solutions

        Boise distributes a broad line of items for the office, including office supplies and paper, technology products, and office furniture, through our Boise Office Solutions segment. Substantially all products sold by this segment are purchased from outside manufacturers or from industry wholesalers, except office papers, which are sourced primarily from our paper operations. Boise Office Solutions sells these office products directly to large corporate, government, and small- and medium-sized offices in the United States, Canada, Mexico, Australia, and New Zealand.

        Customers with more than one location are often served under the terms of one national contract that provides consistent products, prices, and service to multiple locations. If the customer desires, we also provide summary billings, usage reporting, and other special services. At January 31, 2003, Boise Office Solutions operated 63 distribution centers, 2 outbound sales centers, 4 customer service centers, and 2 wholesale/manufacturing facilities. Boise Office Solutions also operated over 100 retail stores in Canada, Hawaii, Australia, and New Zealand.

        Boise Office Solutions sales for 2002, 2001, 2000, 1999, and 1998 were $3,546 million, $3,536 million, $3,697 million, $3,397 million, and $3,081 million, respectively.

Boise Building Solutions

        Boise is a major producer of structural panels (plywood and oriented strand board), lumber, and particleboard through our Boise Building Solutions segment. We also manufacture engineered wood products consisting of laminated veneer lumber (LVL), which is a high-strength engineered structural lumber product; wood I-joists; and laminated beams. Most of our production is sold to independent wholesalers and dealers and through our own wholesale building materials distribution outlets. Our wood products are used primarily in housing, industrial construction, and a variety of manufactured products. Wood products manufacturing sales for 2002, 2001, 2000, 1999, and 1998 were $774 million, $792 million, $882 million, $958 million, and $913 million, respectively, while building materials distribution sales for the same years were $1,696 million, $1,596 million, $1,601 million, $1,289 million, and $873 million.

        The following table lists annual practical capacities of our wood products manufacturing facilities as of December 31, 2002, and production for 2002:

	Number of Mills	Capacity at December 31, 2002(a)	Production
		(millions)

Plywood and veneer (sq ft) (3/8" basis)(b)	11	1,805	1,783
Oriented strand board (OSB) (sq ft) (3/8" basis)(c)	1	420	416
Particleboard (sq ft) (3/4" basis)	1	200	192
Lumber (board feet)	7	400	392
Engineered wood products(d)	3
Laminated veneer lumber (LVL) (cubic feet)		19	12.2
I-joists (equivalent lineal feet)(d)		—	167
Brazilian veneer (sq ft) 3/8" basis(e)	1	150	58
(a)
Capacity is production assuming normal operating shift configurations.

(b)
Production and capacity applicable to plywood only.

(c)
In 1995, we formed a joint venture to build an oriented strand board (OSB) plant in Barwick, Ontario, Canada. We own 47% of the joint venture and account for it on the equity method. A subsidiary of Abitibi-Consolidated, Inc., the Northwestern Mutual Life Insurance Company, and Allstate Insurance Company hold the other 53%. The 420 million square feet of annual capacity represents 100% of the production volume.

(d)
A portion of laminated veneer lumber production is used to manufacture I-joists at two engineered wood products plants. Capacity is based on laminated veneer lumber production only.

(e)
About 70% of the veneer is intended for production of LVL at our plant in Alexandria, Louisiana. We expect the remainder to be processed into plywood in Brazil.

        The following table lists sales volumes for our building materials manufacturing business for the years indicated:

	2002	2001	2000	1999	1998
	(millions)

Plywood (sq ft) (3/8" basis)	1,788	1,816	1,881	1,529	1,815
Oriented strand board (sq ft) (3/8" basis)(a)	417	389	397	374	347
Particleboard (sq ft) (3/4" basis)	189	199	193	187	190
Lumber (board feet)	395	398	461	517	572
Laminated veneer lumber (cubic feet)	7.8	6.7	6.3	5.5	3.8
I-joists (equivalent lineal feet)	166	156	142	135	106
(a)
Represents 100% of the sales volume from our joint venture, of which we own 47%.

        In 2001, we began construction of a new facility near Elma, Washington, to manufacture integrated wood-polymer building materials. The plant should start up early in 2003. The initial product will be exterior siding marketed under the name HomePlate™ siding. This siding will be manufactured from recycled plastic and urban wood. We will market the product in the western United States and Canada and will distribute it primarily through our building materials distribution business.

        In fourth quarter 2001, our wholly owned subsidiary, Boise Cascade do Brasil Ltda., began operating a veneer and plywood mill in the city of Guaiba, Rio Grande do Sul, Brazil. The mill, which uses plantation eucalyptus, is able to produce 150 million square feet of 3/8" veneer a year. About 70% of the veneer is intended for production of LVL at our plant in Alexandria, Louisiana. We expect the remainder to be processed into plywood in Brazil.

        Boise operates 28 wholesale building materials distribution facilities. These operations market a wide range of building materials, including lumber, plywood, oriented strand board, particleboard, decking, engineered wood products, paneling, drywall, builders' hardware, and metal products. These products are distributed to retail lumber dealers, home centers specializing in the do-it-yourself market, and industrial customers. A portion (approximately 23%) of the lumber, panels, and engineered wood products sold by our distribution operations is provided by our manufacturing facilities, and the balance is purchased from outside sources.

Timber Resources

        Boise owns or controls approximately 2.4 million acres of timberland in the United States. Our timberlands are managed as part of our Boise Building Solutions and Boise Paper Solutions segments. The impact of our timberlands on our results of operations is included in these segments. The amount of timber we harvest each year from our timber resources, compared with the amount we purchase from outside sources, varies according to the price and supply of timber for sale on the open market and according to what we deem to be in the interest of sound management of our timberlands. During 2002, 49% of our fiber needs were met by internal sources, 39% were provided by private sources, and 12% were met by government sources. During 2001, these percentages were 44%, 47%, and 9%, and in 2000, they were 41%, 47%, and 12%. Over the past several years, the amount of timber available for commercial harvest from public lands in the United States has declined significantly due to environmental litigation and changes in government policy. In 2001, we closed our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the significant decline in federal timber offered for sale. Further constraints on timber supply, both on public and private lands, that would affect our remaining facilities may be imposed in the future. As a result, we cannot accurately predict future log supply and costs. Additional curtailments or closures of our wood products manufacturing facilities are possible.

        In March 2002, we announced that we will discontinue harvesting from old-growth forests by 2004. Less than 1% of our wood supply comes from old-growth forests, most of it from federal lands. We are making no new commitments to enter into federal timber contracts that require harvest of timber from old-growth forests. This announcement formally recognized a trend that Boise had already been following and will not materially affect our available timber supply.

        In 2002, we purchased approximately 28,000 acres of timberland to support the operations of our plywood and lumber mills in northeastern Oregon. We also sold approximately 4,600 acres in Alabama. In 2001, we purchased approximately 19,000 acres of timberland to support the operations of our pulp and paper mill in Jackson, Alabama. Fiber for our veneer and plywood plant in Brazil is initially coming from private sources. Boise manages the land and trees and schedules the harvest for one of these private sources in Brazil under multiyear agreements. This private source provides a significant portion of our plant's fiber needs. In 2001, we also purchased approximately 35,000 acres of eucalyptus plantation land in Brazil to meet the future fiber requirements of the plant.

        Long-term leases of private timberlands generally provide Boise with timber harvesting rights and carry with them the responsibility for managing the timberlands. The remaining life of all leases ranges from 14 to 63 years. In addition, we have an option to purchase approximately 205,000 acres of timberland under lease and/or contract in the southern United States. We seek to maximize the utilization of our timberlands through efficient management so that the timberlands will provide a sustained supply of wood for future needs. To do this, we work to improve tree selection, site preparation, planting, fertilization, thinning, and logging techniques. Using standard plant breeding techniques, we are able to plant and grow trees that are inherently larger and stronger and provide faster growth, increased disease resistance, and a higher proportion of usable fiber. Computerization enables us to compile and analyze complex data to identify the most beneficial level of management for specific timberland tracts.

        During 2002, our mills processed approximately 184 million cubic feet of sawtimber (timber used to make lumber and veneer) and 181 million cubic feet of pulpwood (timber used in papermaking); 51% of the sawtimber and 38% of the pulpwood were harvested from our owned or controlled timber resources. The balance was acquired from various private and government sources. Approximately 59% of the 1.1 million bone-dry units (a bone-dry unit is 2,400 dry pounds) of hardwood and softwood chips consumed by our Northwest pulp and paper mills in 2002 were provided from our whole-log chipping facility, our cottonwood fiber farm, and our Northwest wood products manufacturing facilities as residuals from processing solid wood products. Of the 376,000 bone-dry units of residual chips used in the South, 50% were provided by our southern wood products manufacturing facilities.

        At December 31, 2002, 2001, and 2000, the acreages of owned or controlled timber resources by geographic area in the United States and the approximate percentages of total fiber requirements available from our respective timber resources in these areas and from the residuals from processed purchased logs are shown in the following table:

	Northwest(a)			Midwest(b)			South(c)			Total(d)
	2002	2001	2000	2002	2001	2000	2002	2001	2000	2002	2001	2000
	(thousands of acres)

Fee	1,310	1,281	1,279	308	308	308	434	438	419	2,052	2,027	2,006
Leases and contracts	28	30	30	—	—	—	289	288	286	317	318	316

	1,338	1,311	1,309	308	308	308	723	726	705	2,369	2,345	2,322
Approximate % of total fiber requirements available from:(e)
Owned or controlled timber resources	33%	35%	30%	19%	19%	21%	50%	44%	39%	37%	36%	32%
Residuals from processed purchased logs	5	8	12	—	—	—	4	4	5	4	6	8

Total	38%	43%	42%	19%	19%	21%	54%	48%	44%	41%	42%	40%
(a)
Principally sawtimber.

(b)
Principally pulpwood.

(c)
Sawtimber and pulpwood.

(d)
At December 31, 2002, our inventory of sawtimber that is mature enough to be harvested and processed was approximately 1,492 million cubic feet, and our inventory of pulpwood was approximately 953 million cubic feet. At December 31, 2001, these inventories were approximately 1,440 million cubic feet of sawtimber and 872 million cubic feet of pulpwood, and at December 31, 2000, these inventories were approximately 1,431 million cubic feet of sawtimber and 863 million cubic feet of pulpwood.

(e)
Assumes harvesting company-owned or controlled timber resources to provide a dependable economic supply of wood fiber to our paper and wood products manufacturing facilities operating at practical capacity. Percentages shown represent weighted average consumption on a cubic foot basis.

        We assume substantially all risks of loss from fire and other casualties on all the standing timber we own, as do most owners of timber tracts.

        Additional information pertaining to our timber resources is presented under the caption "Timber Supply and Environmental Issues" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Boise Paper Solutions

        Boise manufactures and sells uncoated free sheet papers (office papers, printing grades, forms bond, envelope papers, and value-added papers), containerboard, corrugated containers, newsprint, and market pulp through our Boise Paper Solutions segment. Boise Paper Solutions sales on a segment basis for 2002, 2001, 2000, 1999, and 1998 were $1,878 million, $1,942 million, $2,048 million, $1,887 million, and $1,888 million, respectively.

        This business segment is focused primarily on uncoated free sheet papers and containerboard and corrugated containers. Uncoated free sheet represented 57% of segment revenues in 2002, containerboard and corrugated containers accounted for 21%, and newsprint accounted for 8%. Market pulp and wood fiber accounted for the remaining 14% of revenues.

        About 38% of our uncoated free sheet, including about 74% of our office papers, is sold through our office products business, and the equivalent of 54% of our containerboard production is consumed by our corrugated container plants.

        Our paper and containerboard are manufactured at five mills in the United States. These mills had an annual capacity of 2.9 million short tons at December 31, 2002. With the exception of newsprint, our products are sold to distributors, including Boise Office Solutions, and industrial customers primarily by our own sales personnel. Newsprint is marketed by Abitibi-Consolidated, Inc. Our corrugated containers are manufactured at five U.S. plants, which have an annual capacity of approximately 6.0 billion square feet. The containers produced at our plants are used to package fresh fruit and vegetables, processed food, beverages, and many other industrial and consumer products. We sell our corrugated containers primarily through our own sales personnel.

        Our paper mills are supplied with pulp primarily from our own integrated pulp mills. Pulp mills in the Northwest manufacture chemical pulp from wood residuals produced as a byproduct of solid wood products manufacturing plants. They also obtain fiber from our cottonwood fiber farm near Wallula, Washington. Pulp mills in the Midwest and South manufacture chemical, thermomechanical, and groundwood pulp primarily from pulpwood logs and, to a lesser extent, from wood residuals from solid wood products facilities. We also process most of the recycled fiber used in our paper and containerboard products.

        Wood residuals are provided by our own sawmills and panel plants in the Northwest and, to a lesser extent, in the South, and the remainder is purchased from outside sources.

        The following table sets forth annual practical capacities of our paper manufacturing locations as of December 31, 2002, and production for 2002:

	Number of Machines	Capacity at December 31, 2002(a)	Production
		(short tons)
PULP AND PAPER MILLS
Jackson, Alabama
Uncoated free sheet	2	520,000	470,889
DeRidder, Louisiana
Containerboard	1	560,000	532,071
Newsprint	2	440,000	399,843
International Falls, Minnesota
Uncoated free sheet	4	560,000	493,233
St. Helens, Oregon
Uncoated free sheet	3	250,000	245,559
Market pulp	–	115,000	100,728
Wallula, Washington
Uncoated free sheet	1	240,000	235,283
Market pulp	1	125,000	104,559
Containerboard	1	130,000	122,143

	15	2,940,000	2,704,308

ANNUAL CAPACITY BY PRODUCT
Uncoated free sheet		1,570,000
Containerboard		690,000
Newsprint		440,000
Market pulp		240,000

		2,940,000

(a)
Capacity assumes 24-hour days, 365 days per year, except for days allotted for planned maintenance.

        The following table sets forth sales volumes of paper and paper products for the years indicated:

	2002	2001	2000	1999	1998
	(thousands of short tons)

Uncoated free sheet	1,425	1,386	1,393	1,426	1,403
Containerboard	654	644	680	655	624
Newsprint	406	395	423	422	431
Market pulp and other	179	157	150	149	129

	2,664	2,582	2,646	2,652	2,587

	(millions of square feet)
Corrugated containers	4,463	4,736	4,968	4,681	4,182

Competition

        All of the markets we serve are highly competitive, with a number of large companies operating in each. We compete in our markets principally through price, service, quality, and value-added products and services.

        The business-to-business office products market is highly competitive. Purchasers of office products have many options when purchasing office supplies and paper, technology products, and office furniture. We are among the four largest business-to-business contract stationers in the United States. We also compete with worldwide contract stationers, large retail office products suppliers, direct-mail distributors, discount retailers, drugstores, supermarkets, and thousands of local and regional contract stationers, many of whom have long-standing customer relationships. Competition is based principally on price and service. We believe our excellent customer service gives us a competitive advantage among business-to-business office products distributors. Our ability to network our distribution centers into an integrated system enables us to serve, at a competitive cost, large national accounts that rely on us to deliver consistent products, prices, and service to multiple locations.

        The building products markets in which we compete are very large and highly fragmented, with fewer than ten national producers but hundreds of local and regional manufacturers and distributors. In plywood, laminated veneer lumber, and I-joists, we are among the top five domestic producers. We hold much smaller competitive positions in other building products. Most of our competitors are located in the United States and Canada, although we have seen increasing competition from outside North America. We compete not only with manufacturers and distributors of similar building products but also with products made from alternative resources, such as steel and plastic. Many factors influence competition in the building products markets, chiefly price, quality, and service. Our attention to quality and customer service are our primary competitive advantages in this segment.

        Our major paper products are uncoated free sheet, containerboard, and newsprint, all of which are globally traded commodities with numerous worldwide manufacturers. About a dozen major manufacturers compete in the North American paper market. We are among the top five North American producers of uncoated free sheet papers. We hold much smaller positions in the newsprint and containerboard markets. Price, quality, and service are important competitive determinants across paper markets. All of our paper manufacturing facilities are located in the United States, and we compete largely in the domestic arena. We do, however, face competition from foreign producers. The level of this competition varies depending on the level of demand abroad and the relative rates of currency exchange. In general, paper production does not rely on proprietary processes or formulas, except in highly specialized or custom grades.

        Our paper products also compete with electronic transmission and document storage options. As trends toward these options continue, we may see variances in the demand overall for paper products or shifts from one type of paper to another. For example, demand for newsprint grades may decline, and demand for office papers may increase, as newspapers are replaced with electronic media that can be downloaded and printed by the reader.

Environmental Issues

        Our discussion of environmental issues is presented under the caption "Timber Supply and Environmental Issues" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. In addition, environmental issues are discussed under "Item 3. Legal Proceedings" of this Form 10-K.

Employees

        At December 31, 2002, we had 24,111 employees, 6,953 of whom were covered under collective bargaining agreements. No major collective bargaining agreements are set to expire in 2003.

Identification of Executive Officers

        Information with respect to our executive officers is set forth in "Item 10. Directors and Executive Officers of the Registrant" of this Form 10-K.

Capital Investment

        Information concerning our capital expenditures is presented under the caption "Investment Activities" and in the table titled "2002 Capital Investment by Segment" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Energy

        The Boise Paper Solutions segment is our primary energy user. Sources of self-generated energy in this segment, such as wood wastes, pulping liquors, and hydroelectric power, provided 57% of total energy requirements in 2002, compared with 55% in 2001 and 57% in 2000. The remaining energy requirements were fulfilled by purchased sources in 2002 as follows: natural gas, 70%; electricity, 28%; and residual fuel oil, 2%.

ITEM 2. PROPERTIES

        We own substantially all of our facilities other than those in our Boise Office Solutions segment. The majority of the Boise Office Solutions facilities are rented under operating leases. Regular maintenance, renewal, and new construction programs have preserved the operating suitability and adequacy of our properties. Our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We own substantially all equipment used in our facilities. Information concerning production capacity and the utilization of our manufacturing facilities is presented in "Item 1. Business" of this Form 10-K.

        Following is a list of our facilities by segment as of January 31, 2003. In addition, our corporate headquarters is located in Boise, Idaho, and our Boise Office Solutions business headquarters is located in Itasca, Illinois.

Boise Office Solutions

        63 distribution centers in Arizona, California (2), Colorado, Delaware, District of Columbia, Florida (2), Georgia, Hawaii (4), Idaho, Illinois, Indiana, Kentucky, Maine, Massachusetts, Michigan, Minnesota, Missouri (2), Nevada, New Mexico, New York (2), North Carolina, Ohio (2), Oklahoma, Oregon, Pennsylvania (2), Tennessee (2), Texas (2), Utah, Virginia, Washington, Wisconsin, Canada (7), Mexico, Australia (8), and New Zealand (5).

        2 outbound sales centers in Illinois and Oklahoma.

        4 customer service centers in Illinois (2), Virginia, and Wyoming.

        2 wholesale/manufacturing facilities in New Zealand.

        104 retail stores in Canada (71), Hawaii (4), Australia (5), and New Zealand (24).

Boise Building Solutions

        7 sawmills in Alabama, Oregon (3), and Washington (3).

        12 plywood and veneer plants in Louisiana (2), Oregon (7), Washington (2), and Rio Grande do Sul, Brazil.

        1 particleboard plant in Oregon.

        3 laminated veneer lumber/wood I-joist plants in Louisiana, Oregon, and New Brunswick, Canada.

        1 wood beam plant in Idaho.

        1 oriented strand board joint venture, of which we own 47% in Ontario, Canada.

        28 wholesale building materials distribution facilities in Arizona, California, Colorado (2), Florida, Georgia, Idaho (2), Illinois, Maryland, Massachusetts, Michigan, Minnesota, Montana, New Hampshire, New Jersey, New Mexico, North Carolina, Oklahoma, Tennessee, Texas (3), Utah, and Washington (4).

Boise Paper Solutions

        5 pulp and paper mills in Alabama, Louisiana, Minnesota, Oregon, and Washington.

        6 distribution centers in California, Georgia, Illinois, New Jersey, Oregon, and Texas.

        2 converting facilities in Oregon and Washington.

        5 corrugated container plants in Idaho (2), Oregon, Utah, and Washington.

Timber Resources

        For a list of our timber properties, see the table under "Timber Resources" in "Item 1. Business" of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

        We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws, or have received a claim from a private party, with respect to 19 active sites where hazardous substances or other contaminants are or may be located. In most cases, we are one of many potentially responsible parties, and our alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, we have established appropriate reserves. We believe we have minimal or no responsibility with regard to several other sites. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position or results of operations.

        Over the past several years and continuing into 2003, we have been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at job sites. The claims vary widely and often are not specific about the plaintiff's contacts with us or with our facilities. None of the claims seeks damages from us individually, and we are generally one of numerous defendants. Many of the cases filed against us have been voluntarily dismissed, although we have settled some cases. The settlements we have paid have been covered mostly by insurance, and we believe any future settlements or judgments in these cases would be similarly covered. To date, no asbestos case against us has gone to trial, and the nature of these cases makes any prediction as to the outcome of pending litigation inherently subjective. At this time, however, we believe our involvement in asbestos litigation is not material to either our financial position or our results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        Inapplicable.

 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is listed on the New York Stock Exchange. The high and low sales prices for our common stock, as well as the frequency and amount of dividends paid on such stock, are included in Note 19, "Quarterly Results of Operations," of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. Information concerning restrictions on the payments of dividends is included in Note 9, "Debt," of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The approximate number of common shareholders, based upon actual record holders at January 31, 2003, was 14,312.

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

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data for the years indicated and should be read in conjunction with the disclosures in Items 7 and 8 of this Form 10-K:

	2002(a)		2001(b)		2000(c)		1999(d)		1998(e)
	(millions, except per-share amounts)
Assets
Current assets		$1,296		$1,245		$1,577		$1,531		$1,368
Property and equipment, net		2,542		2,608		2,582		2,557		2,571
Timber, timberlands, and timber deposits		329		322		291		295		271
Other		780		759		817		755		761

		$4,947		$4,934		$5,267		$5,138		$4,971

Liabilities and shareholders' equity
Current liabilities		$1,054		$1,266		$1,014		$1,125		$1,130
Long-term debt, less current portion		1,387		1,063		1,715		1,585		1,578
Guarantee of ESOP debt		51		81		108		133		156
Other		882		773		664		550		559
Minority interest
Company-obligated mandatorily redeemable securities of subsidiary trust holding solely debentures of parent		173		173		—		—		—
Other minority interest		—		—		9		131		117
Shareholders' equity		1,400		1,578		1,757		1,614		1,431

		$4,947		$4,934		$5,267		$5,138		$4,971

Net sales		$7,412		$7,422		$7,807		$7,148		$6,355

Net income (loss) before cumulative effect of accounting change		$11		$(43)		$179		$200		$(26)
Cumulative effect of accounting change, net		—		—		—		—		(8)

Net income (loss)		$11		$(43)		$179		$200		$(34)

Net income (loss) per common share
Basic before cumulative effect of accounting change		$(.03)		$(.96)		$2.89		$3.27		$(.81)
Cumulative effect of accounting change		—		—		—		—		(.15)

Basic(f)		$(.03)		$(.96)		$2.89		$3.27		$(.96)

Net income (loss) per common share
Diluted before cumulative effect of accounting change		$(.03)		$(.96)		$2.73		$3.06		$(.81)
Cumulative effect of accounting change		—		—		—		—		(.15)

Diluted(f)		$(.03)		$(.96)		$2.73		$3.06		$(.96)

Cash dividends declared per common share	$	..60	$	..60	$	..60	$	..60	$	..60

(a)
2002 included a pretax charge of $23.6 million to record the sale of all stock of our wholly owned subsidiary that held our investment in IdentityNow. We also recorded $27.6 million of tax benefits associated with this sale and our 2001 write-down of our equity investment (see b).

(b)
2001 included a pretax charge of $54.0 million for the closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, and a $4.9 million charge for the write-off of our assets in Chile.

2001
included a pretax charge of $10.9 million to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers.

2001
included a pretax charge of $54.3 million and $4.6 million of tax benefits for the write-down to fair value of an equity method investment.

2001
included $5.0 million of pretax income for the reversal of unneeded reserves for potential claims rising from the sale in 2000 of our European office products operations.

(c)
2000 included a pretax gain of $98.6 million on the sale of our European office products operations.

(d)
1999 included a pretax gain of $47.0 million for the sale of 56,000 acres of timberland in central Washington.

1999
included pretax gains of $35.5 million, $4.0 million, $2.3 million, and $0.4 million for the reversal of previously recorded restructuring charges in our Boise Building Solutions, Boise Office Solutions, Boise Paper Solutions, and Corporate and Other segments.

1999
included a pretax loss of $4.4 million related to early retirements in our Corporate and Other segment.

(e)
1998 included a pretax charge of $38.0 million for a companywide cost-reduction initiative and the restructuring of operations.

1998
included a pretax gain of $45.0 million related to an insurance settlement for our Medford, Oregon, plywood plant, which was severely damaged by fire.

1998
included a pretax charge of $61.9 million for the restructuring of our wood products manufacturing business and a pretax charge of $19.0 million for the revaluation of paper-related assets.

1998
included a net-of-tax charge of $8.6 million for the adoption of AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities.

1998
net loss per common share included a negative 7 cents related to the redemption of our Series F Preferred Stock.

(f)
The computation of diluted net loss per common share was antidilutive in the years 2002, 2001, and 1998; therefore, the amounts reported for basic and diluted loss per share are the same.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

        We operate our business using four reportable segments: Boise Office Solutions, Boise Building Solutions, Boise Paper Solutions, and Corporate and Other. Boise Office Solutions markets and sells office supplies, paper, technology products, and office furniture. Boise Building Solutions manufactures, markets, and distributes various products that are used for construction, while Boise Paper Solutions manufactures, markets, and distributes uncoated free sheet papers, containerboard, corrugated containers, newsprint, and market pulp. Corporate and Other includes support staff services and related assets and liabilities. The segments' profits and losses are measured on operating profits before interest expense, income taxes, minority interest, extraordinary items, and cumulative effect of accounting changes.

        During 2002, lingering weakness in the U.S. economy continued to challenge Boise — and, in fact, all U.S. business. In the manufacturing sector, the downturn in the economy began in the fall of 2000 and was exacerbated by the terrorist attacks on the United States on September 11, 2001. While an economic recovery began late in 2001, manufacturing capacity utilization remained weak during 2002, and prices for our key products were still depressed at year-end. New job formation, which is particularly important to Boise Office Solutions, also remained weak. Late in 2002, the economy sent mixed signals, some signs of strengthening and others of weakness. We saw mixed signs of improvement in our own businesses as well. Overall, the pace of the economic recovery has been slow and uneven.

        In this uncertain environment, we have continued to implement our business strategies to improve Boise's competitive position. We have focused our growth on the distribution of office products and building materials. Shifting our business mix lowers our capital requirements relative to the more capital-intensive manufacturing side of our business, generates more consistent earnings, and provides an opportunity for us to take our manufactured products closer to the end user.

        We have also focused our paper business on fewer grades and facilities to reduce our capital commitments, achieve stronger market positions, and leverage the advantages of our competitive cost position. We have worked to improve the competitive cost position of all of our businesses by reducing costs, ensuring consistent quality, adjusting our product mix and sourcing, and increasing the value of our offerings to customers.

        Finally, we have developed value-added products and services in all our businesses. By reducing the emphasis on pure commodity products, we have the opportunity, over time, to generate higher returns and, more importantly, to compete on business parameters other than price.

Results of Operations

	2002	2001	2000
Sales	$7.4 billion	$7.4 billion	$7.8 billion
Net income (loss)	$11.3 million	$(42.5) million	$178.6 million
Net income (loss) per diluted share	$(.03)	$(.96)	$2.73
Net income before nonroutine items	$7.3 million	$46.8 million	$118.5 million
Net income (loss) per diluted share before nonroutine items	$(.10)	$.57	$1.75
	(percentage of sales)

Materials, labor, and other operating expenses	81.1%	80.7%	79.3%
Selling and distribution expenses	10.6%	10.6%	10.7%
General and administrative expenses	2.1%	1.8%	1.6%

        We evaluate our results of operations both before and after nonroutine gains and losses. The following table shows net income (loss) and net income (loss) per diluted share, as reported and as adjusted for nonroutine items.

	Year Ended December 31
	2002			2001			2000
	As Reported	Non- routine Items(a)	Before Non- routine Items	As reported	Non- routine Items(b)	Before Non- routine Items	As Reported	Non- routine Items(c)	Before Non- routine Items
	(millions, except per-share amounts)

Boise Office Solutions	$123.0	$—	$123.0	$151.7	$(5.0)	$146.7	$236.6	$(98.6)	$138.0
Boise Building Solutions	39.7	—	39.7	(22.3)	58.9	36.6	52.1	—	52.1
Boise Paper Solutions	38.6	—	38.6	70.7	—	70.7	202.6	—	202.6
Corporate and Other	(81.8)	23.6	(58.2)	(120.0)	65.2	(54.8)	(41.8)	—	(41.8)

	119.5	23.6	143.1	80.1	119.1	199.2	449.5	(98.6)	350.9
Interest expense	(118.5)	—	(118.5)	(127.7)	—	(127.7)	(151.2)	—	(151.2)

Income (loss) before income taxes and minority interest	1.0	23.6	24.6	(47.6)	119.1	71.5	298.3	(98.6)	199.7
Income tax (provision) benefit	18.4	(27.6)	(9.2)	5.5	(29.8)	(24.3)	(116.3)	38.5	(77.8)

Income (loss) before minority interest	19.4	(4.0)	15.4	(42.1)	89.3	47.2	182.0	(60.1)	121.9
Minority interest, net of income tax	(8.1)	—	(8.1)	(0.4)	—	(0.4)	(3.4)	—	(3.4)

Net income (loss)	$11.3	$(4.0)	$7.3	$(42.5)	$89.3	$46.8	$178.6	$(60.1)	$118.5

Net income (loss) per diluted share	$(.03)	$(.07)	$(.10)	$(.96)	$1.53	$.57	$2.73	$(.98)	$1.75
(a)
Nonroutine items in 2002 included a pretax loss of $23.6 million (Corporate and Other segment) for the sale of the stock of our wholly owned subsidiary that held our investment in IdentityNow, a promotional products company. At the same time, we recorded $27.6 million of tax benefits associated with this sale and the write-down of our investment in IdentityNow in 2001. This nonroutine item increased net income $4 million.

(b)
Nonroutine items in 2001 included the reversal of $5.0 million of unneeded reserves for potential claims rising from the sale in 2000 of our European office products operations (Boise Office Solutions segment), a pretax charge of $54.0 million related to the permanent closure of our plywood and lumber operations in Idaho (Boise Building Solutions segment), a pretax charge of $4.9 million for the write-off of our investment in assets in Chile (Boise Building Solutions segment), a $54.3 million write-down of our 29% investment in IdentityNow to its estimated fair value of $25.0 million (Corporate and Other segment) and a $4.6 million tax benefit related to this write-down, and a $10.9 million pretax, noncash charge to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers (Corporate and Other segment). The net effect of these nonroutine items decreased net income $89.3 million.

(c)
Nonroutine items in 2000 included a pretax gain of $98.6 million for the sale of our European office products operations to Guilbert S.A. of France (Boise Office Solutions segment) that increased net income $60.1 million.

        The nonroutine items, before taxes, discussed above are included in "Other (income) expense, net" in the Consolidated Statements of Income (Loss). See results of operations by segment for additional detail.

Operating Results

2002 Compared With 2001

        Total sales in 2002 were essentially flat with 2001 sales. Boise Building Solutions sales increased 3%, primarily because of stronger sales in engineered wood products and building materials distribution, while Boise Paper Solutions sales decreased 3% because of lower product prices. Boise Office Solutions sales and same-location sales were flat.

        In 2002, materials, labor, and other operating expenses increased as a percentage of sales, compared with 2001, because of increased sales of lower-margin products in Boise Office Solutions and lower paper prices in Boise Paper Solutions, partially offset by lower manufacturing costs in our paper business and favorable wood and manufacturing costs in Boise Building Solutions. Selling and distribution expenses as a percentage of sales were flat in 2002, compared with 2001, due primarily to cost-control and productivity improvements in Boise Office Solutions. In 2002, general and administrative expenses increased as a percentage of sales, compared with 2001, due to higher compensation and benefits costs. In accordance with new accounting standards, we stopped amortizing goodwill January 1, 2002. Amortization of goodwill in 2001 was $8.9 million after taxes.

        Interest expense was $118.5 million in 2002 and $127.7 million in 2001. The variance was due mainly to decreases in our debt levels during the year and, to a lesser degree, changes in interest rates.

        Before nonroutine items, our effective tax provision rates were 37.5% and 34% for 2002 and 2001. The increase in the 2002 tax provision rate, compared with the 2001 tax provision rate, was due primarily to our charitable donation in 2001 of surplus property in Vancouver, Washington, for which we received a tax benefit. Changes in our tax rates were also due to lower income levels and the mix of domestic and foreign sources of income. Our effective tax benefit rate in 2002 was 1,831%, compared with an effective tax benefit rate of 11.5% in 2001. These unusual tax benefit rates were due to the timing of the recognition of tax benefits associated with the sale and write-down of our investment in IdentityNow. Under income tax accounting rules, in 2001, we were able to recognize a tax benefit of only $4.6 million related to our $54.3 million write-down in that year. In contrast, in 2002, we were able to recognize a tax benefit of $27.6 million associated with the sale of our remaining investment in IdentityNow and our previous write-down.

2001 Compared With 2000

        Sales in 2001 decreased 5% from sales in 2000 because of reduced demand in Boise Office Solutions, lower product prices in Boise Paper Solutions and Boise Building Solutions, and the midyear closure of our Idaho plywood and lumber operations. Sales decreased 4% in Boise Building Solutions and 5% in Boise Paper Solutions. Boise Office Solutions sales decreased 4% in 2001, and same-location sales decreased 2%. Boise Office Solutions total sales decreased at a higher rate than same-location sales because divestitures were not totally offset by acquisitions.

        In 2001, materials, labor, and other operating expenses increased as a percentage of sales, compared with 2000, because of higher energy costs in Boise Paper Solutions and lower overall sales. Selling and distribution expenses as a percentage of sales were lower in 2001 than in 2000 due to our cost-reduction efforts. General and administrative expenses increased as a percentage of sales due to the decreased sales in 2001 and higher compensation costs.

        Interest expense was $127.7 million in 2001 and $151.2 million in 2000. The variances were mainly due to decreases in our debt levels and, to a lesser degree, changes in interest rates.

        Our effective tax benefit rate in 2001 was 11.5%, compared with an effective tax provision rate of 39% in 2000. The 2001 rate was affected by the nondeductibility of a portion of the write-down of our investment in IdentityNow. Before nonroutine items, our effective tax provision rate was 34% for 2001. The decrease in our 2001 tax rate, before nonroutine items, compared with the 2000 rate, was due primarily to our charitable donation in 2001 of surplus property in Vancouver, Washington, for which we received a tax benefit. Changes in our tax rates were also due to lower income levels and the mix of domestic and foreign sources of income.

        Before nonroutine items, net income in 2001 decreased 61%, compared with net income in 2000. In Boise Paper Solutions, paper prices and unit sales volume were lower, and energy and chemical costs were higher. In Boise Building Solutions, wood products sales prices were lower.

Boise Office Solutions

	2002	2001	2000
Sales	$3.5 billion	$3.5 billion	$3.7 billion
Segment income	$123.0 million	$151.7 million	$236.6 million
Segment income before nonroutine items	$123.0 million	$146.7 million	$138.0 million
	(billions)
Sales by Product Line
Office supplies and paper	$2.2	$2.1	$2.2
Technology products	1.0	1.0	1.0
Office furniture	0.3	0.4	0.5
Sales by Geography
United States	$2.7	$2.7	$2.9
International	0.8	0.8	0.8
Sales growth	0%	(4)%	9%
Same-location sales growth	0%	(2)%	12%
	(percentage of sales)

Gross profit margin	23.1%	24.2%	24.3%
Operating expenses	19.7%	19.9%	17.9%
Operating expenses before nonroutine items	19.7%	20.0%	20.5%
Operating profit	3.5%	4.3%	6.4%
Operating profit before nonroutine items	3.5%	4.1%	3.7%

Operating Results

2002 Compared With 2001

        Segment sales and same-location sales were essentially flat in 2002, primarily the result of the sluggish U.S. economy. Customers were more cost-conscious in their office products and furniture purchases, and widespread white-collar layoffs caused our customers to use fewer office products in 2002. Boise Office Solutions saw signs of the business beginning to gradually recover during the second half of the year, as quarterly same-store sales, compared with the prior year, were negative in the first half and turned positive in the second half of 2002.

        In 2002, segment income decreased from that reported in 2001, as did operating profit as a percentage of sales. Our gross profit margins decreased because sales of higher-margin furniture and office supplies decreased. Paper margins also narrowed in 2002, as the price we paid for paper increased more quickly than the price we charged our customers. Year over year, our operating expenses as a percentage of net sales decreased, primarily as a result of cost controls and productivity improvements that more than offset increased pension and employee medical expenses. Operating expenses were also reduced, to a lesser extent, by eliminating amortization of goodwill January 1, 2002. Amortization of goodwill totaled approximately $9 million, before taxes, for this segment in 2001.

        Boise Office Solutions sold 544,000 tons of Boise's office papers in 2002, an increase of 16% over 2001. We also continued to build our sales to U.S. medium-sized businesses (offices with approximately 20 to 100 employees); sales increased 13% from 2001 to 2002. Gross profit margins on sales to this sector are generally better than those on sales to larger corporate and government offices. Boise Office Solutions also increased U.S. E-commerce sales 33%. E-commerce technology provides convenience for our customers while reducing our cost of operations.

2001 Compared With 2000

        Segment sales decreased 4% from 2000 to 2001, and same-location sales decreased 2%. Segment sales decreased at a higher rate than same-location sales because divestitures were not totally offset by acquisitions. The decrease in same-location sales was due mainly to the slowing U.S. economy, which resulted in fewer purchases by our existing U.S. customers.

        Our gross profit margins were down slightly from 2000 to 2001 as a result of delivery costs that we were unable to leverage over lower sales. Operating expenses as a percentage of sales increased from 2000 to 2001. Excluding nonroutine items, which includes the 2001 reversal of $5.0 million of unneeded reserves for potential claims rising from the sale in 2000 of our European office products operations and the $98.6 million gain for the sale of our European office products operations, operating expenses as a percentage of sales decreased. Operating expenses, before nonroutine items, decreased due to our continued efforts to reduce our cost structure and to the sale of our European office products operations, which had higher operating expenses as a percentage of sales than our other operations. As a result of a decrease in operating expenses, before nonroutine items, our operating profit as a percentage of sales improved in 2001, compared with 2000. Results for 2001 also include our $5.3 million share of IdentityNow's losses.

Acquisitions and Divestitures

        In April 2000, we completed a tender offer for the outstanding common stock of Boise Cascade Office Products Corporation (BCOP) owned by shareholders other than Boise. BCOP again became a wholly owned subsidiary of Boise. The purchase price, including transaction costs and payments to shareholders and stock option holders, totaled $216.1 million.

        In September 2000, we sold our European office products operations to Guilbert S.A. of France for approximately $335.3 million. The sale resulted in a pretax gain of $98.6 million. Our sales for these operations totaled $241.8 million in 2000.

        In October 2000, we acquired the Blue Star Business Supplies Group of US Office Products (Blue Star), a distributor and manufacturer of office, packaging, and educational supplies in Australia and New Zealand, for $114.7 million in cash and the recording of $13.2 million in acquisition liabilities. We have closed 17 acquired distribution centers, and approximately 290 employees have been terminated since our acquisition. Blue Star had sales of approximately $300 million in its fiscal year ended April 29, 2000.

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

        On a pro forma basis, if our 2000 acquisitions and divestitures in this segment had occurred on January 1, 2000, sales for that year would have decreased about $85 million, while net income and diluted earnings per share would not have materially changed.

        In December 2001, we wrote down our 29% investment in IdentityNow by $54.3 million to its estimated fair value of $25.0 million and recorded $4.6 million of tax benefits associated with the write-down. The write-down was the result of analysis performed after we received notice in December 2001 that the consolidated group of which IdentityNow is a member was experiencing liquidity problems that could affect IdentityNow. In addition, the promotional products industry was hit hard in 2001 by the decline in the U.S. economy, as companies reduced their discretionary spending. Also in December 2001, IdentityNow provided us with revised revenue projections showing lower sales for the company than previously estimated. Based on this information, we concluded that a decline in the fair value of our investment in IdentityNow was more than temporary. We wrote down our investment using a discounted cash flow valuation method.

        In May 2002, we sold the stock of our wholly owned subsidiary that held our investment in IdentityNow. We recorded a $23.6 million pretax loss related to this sale. We also recorded $27.6 million of tax benefits associated with this sale and our previous write-down. In order to reflect our management of the disposal of this investment, the sale and prior write-down in December 2001 were recorded in the Corporate and Other segment.

        Boise acquired a contract furniture dealer in Orange County, California, in 2002 and a contract furniture dealer based in Illinois in 2001. These acquisitions increased Boise's presence as a full-service office furniture dealer but were not material to our financial position or results of operations.

Boise Building Solutions

	2002	2001	2000
Sales	$2.5 billion	$2.4 billion	$2.5 billion
Segment income (loss)	$39.7 million	$(22.3) million	$52.1 million
Segment income before nonroutine items	$39.7 million	$36.6 million	$52.1 million
Sales Volumes
Plywood (1,000 sq ft) (3/8" basis)	1,788,203	1,815,922	1,880,984
OSB (1,000 sq ft) (3/8" basis)(a)	416,686	388,761	397,395
Particleboard (1,000 sq ft) (3/4" basis)	189,223	198,737	193,109
Lumber (1,000 board feet)	395,281	398,475	461,230
LVL (100 cubic feet)	77,543	66,578	62,826
I-joists (1,000 equivalent lineal feet)	165,765	156,236	142,428
Building materials distribution (sales dollars)	$1,696 million	$1,596 million	$1,601 million
Average Net Selling Prices (b)
Plywood (1,000 sq ft) (3/8" basis)	$229	$232	$236
OSB (1,000 sq ft) (3/8" basis)	130	126	174
Particleboard (1,000 sq ft) (3/4" basis)	239	245	290
Lumber (1,000 board feet)	466	450	485
LVL (100 cubic feet)	1,483	1,504	1,549
I-joists (1,000 equivalent lineal feet)	886	895	951
(a)
Represents 100% of the sales volume of Voyageur Panel, of which we own 47%.

(b)
Gross invoice price less trade discounts and freight costs.

Operating Results

2002 Compared With 2001

        Sales increased 3% in 2002. A decline in panel sales was more than offset by sales growth of 11% in our engineered wood products (laminated veneer lumber, wood I-joists, and laminated beams) and 6% in building materials distribution (due to an increase in physical sales volume). Plywood unit sales volume and selling prices decreased 2% and 1%, respectively, while particleboard unit sales volume and selling prices decreased 5% and 2%, respectively. These price declines resulted in part from excess market supply of plywood and decreased demand for particleboard in 2002 compared with 2001. Plywood sales volumes declined due to the closure of our Idaho facilities in 2001. Oriented strand board unit sales volumes and selling prices increased 7% and 3%, respectively. Average prices for our mix of lumber products, which is mostly ponderosa pine appearance and industrial grades, increased 4% in 2002, while sales volumes decreased 1%. Consistent with the decline in plywood, lumber sales volumes declined due to the closure of our Idaho facilities.

        During 2002, nearly one-fourth of the sales by our building materials distribution business were from products manufactured by Boise. Our distribution business sold 8% of the lumber we manufactured, 18% of our panels, and 52% of our engineered wood products.

        Segment income increased $62.0 million as reported, or $3.1 million before nonroutine items, from 2001 to 2002. The increase, before nonroutine items, resulted from increased distribution sales discussed above and favorable wood and manufacturing costs.

        In 2001, we began construction of a new facility near Elma, Washington, to manufacture integrated wood-polymer building materials. The plant should start up early in 2003. The initial product will be exterior siding marketed under the name HomePlate™ siding. This siding will be manufactured from recycled plastic and urban wood. We will market the product in the western United States and Canada and will distribute it primarily through our building materials distribution facilities. In 2002, segment income included $7.1 million of incremental business organization costs, including plant commissioning and start-up expenses, for our external siding plant.

        In fourth quarter 2001, our wholly owned subsidiary, Boise Cascade do Brasil Ltda., began operating a veneer and plywood mill in the city of Guaiba, Rio Grande do Sul, Brazil. The mill, which uses plantation eucalyptus, is able to produce 150 million square feet of 3/8" veneer a year. About 70% of the veneer is intended for production of LVL at our plant in Alexandria, Louisiana. We expect the remainder to be processed into plywood in Brazil. As we integrate increasing amounts of our veneer into our LVL operations in Alexandria, we expect to lower wood costs, create new product opportunities, and expand profitability.

        Voyageur Panel, a joint venture in Barwick, Ontario, Canada, has the capacity to produce 420 million square feet of OSB panels annually. We hold 47% of the equity. We have an agreement with Voyageur Panel under which we operate the plant and market its product. Our investment in this venture was $35.5 million and $36.1 million at December 31, 2002 and 2001. A Canadian forest products manufacturer and two insurance companies own the remaining equity interest.

        We account for the joint venture under the equity method. Accordingly, segment results do not include the joint venture's sales but do include $0.6 million and $1.5 million of equity in losses for 2002 and 2001 and $4.0 million of equity in earnings for 2000. The debt of this affiliate, which totaled $5.2 million and $15.6 million at December 31, 2002 and 2001, has been issued without recourse to us. The other shareholders have the right to require Voyageur Panel to buy their equity interests at fair market value. We have the right to buy any shares sold back to Voyageur Panel before they are sold to other investors.

2001 Compared With 2000

        Sales decreased 4% in 2001 because of the closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, and lower sales prices for all of our wood products. Average plywood prices declined 2%; oriented strand board (OSB), 28%; and lumber, 7%. Plywood and lumber sales volumes declined due to the closure of the Idaho facilities. Distribution sales were about flat, compared with 2000, as lower prices were offset by higher sales volume.

        Segment income in 2001 decreased, compared with 2000, due to the Idaho closures and lower wood products volumes and prices. Delivered-log costs declined 5%, which offset increased conversion and distribution costs.

Acquisitions

        In October 2002, we purchased the assets of a building materials distribution operation in Riverside, California, for $6.1 million. This acquisition marked our entrance into the southern California market area in this business but was not material to our financial position or results of operations.

        In June 2000, we acquired Alliance Forest Products-Joists, Inc. (AllJoist), for $14.6 million in cash. Formerly a subsidiary of Alliance Forest Products, Inc., AllJoist operates a wood I-joist manufacturing plant in St. Jacques, New Brunswick, Canada. This acquisition expanded our engineered wood products business and added I-joists with solid-sawn lumber flanges to our product line.

        On a pro forma basis, if the AllJoist acquisition had occurred on January 1, 2000, Boise Building Solutions sales in 2000 would have increased $11 million, while net income and diluted earnings per share would not have materially changed.

Nonroutine Items

        In February 2001, we announced the permanent closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the significant decline in federal timber offered for sale. We completed these closures in second quarter 2001, and 373 positions were eliminated. In first quarter 2001, we recorded a pretax charge of $54.0 million related to these closures. Sales for our Idaho operations for the years ended December 31, 2001 and 2000, were $66.0 million and $115.8 million. The operating loss for the year ended December 31, 2001, was $5.8 million, while operating income for the year ended December 31, 2000, was $2.2 million.

        In addition, in first quarter 2001, we wrote off our investment in assets in Chile with a pretax charge of $4.9 million. We recorded both of these charges in our Boise Building Solutions segment and in "Other (income) expense, net" in the Consolidated Statement of Loss for the year ended December 31, 2001.

        Restructuring reserve activity related to these 2001 charges is as follows:

	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	(thousands)

2001 expense recorded	$21,300	$15,000	$22,600	$58,900
Assets written down	(21,300)	—	—	(21,300)
Pension liabilities recorded	—	(9,600)	—	(9,600)
Charges against reserve	—	(5,000)	(10,100)	(15,100)

Restructuring reserve at December 31, 2001	—	400	12,500	12,900
Proceeds from sales of assets	—	—	1,500	1,500
Charges against reserve	—	(400)	(7,400)	(7,800)

Restructuring reserve at December 31, 2002	$—	$—	$6,600	$6,600

        We recorded asset write-downs for plant and equipment at the closed Idaho facilities and the write-off of our equity investment in and related receivables from a joint venture in Chile. Employee-related costs included pension curtailment costs from the shutdowns of the Idaho facilities and severance costs. We recorded other exit costs, including tear-down and environmental cleanup costs related to the Idaho facilities and reserves for contractual obligations with no future benefit. The remaining reserve balance will be spent in 2003. These restructuring reserve liabilities are included in "Accrued liabilities, other" in the Consolidated Balance Sheets.

Boise Paper Solutions

	2002	2001	2000
Sales	$1.9 billion	$1.9 billion	$2.0 billion
Segment income	$38.6 million	$70.7 million	$202.6 million
Sales Volumes (thousands of short tons)
Uncoated free sheet	1,425	1,386	1,393
Containerboard	654	644	680
Newsprint	406	395	423
Other	179	157	150

	2,664	2,582	2,646

Average Net Selling Prices (per short ton)(a)
Uncoated free sheet	$722	$742	$768
Containerboard	343	374	404
Newsprint	363	476	458
(a)
Gross invoice price less trade discounts and freight costs.

Operating Results

2002 Compared With 2001

        Sales declined 3% in 2002, as weighted average paper prices declined $38 per ton, or 6%, compared with 2001. Uncoated free sheet prices declined 3%, containerboard prices declined 8%, and newsprint prices declined 24%. Low demand in a recessionary economy contributed to these price declines. Despite decreased demand, Boise Paper Solutions unit sales volume increased 3%. The increase was primarily the result of strong integration of our paper and office products businesses. In 2002, we sold 544,000 tons of our paper through Boise Office Solutions, an increase of 16% from 2001 to 2002. Boise Office Solutions is now the largest single customer of Boise Paper Solutions. In 2002, about 38% of our total uncoated free sheet paper, including about 74% of our office papers, was sold through our office products business.

        We also increased sales of value-added papers produced on our smaller machines. They were up 6% in 2002 to about 330,000 tons. Value-added grades produced on our smaller paper machines accounted for 23% of our uncoated free sheet sales volume in 2002. Value-added grades generally have higher unit costs than commodities but also have higher net sales prices and profit margins. Overall, the average net selling price of the value-added grades we sold in 2002 was $179 per ton higher than the average net selling price of our uncoated commodity grades.

        Segment income decreased 45%, compared with 2001, due to lower paper prices, which were partially offset by increased unit sales volume and lower unit manufacturing costs. Unit manufacturing costs decreased 5% in 2002. The largest cost improvements resulted from falling energy, fiber, and chemical costs.

        During 2002, we took approximately 140,000 tons of market-related curtailment and approximately 40,000 tons of downtime for capital projects and maintenance, compared with approximately 150,000 tons and 100,000 tons, respectively, in 2001, mostly in uncoated free sheet.

2001 Compared With 2000

        Decreased sales in 2001, compared with 2000, were due to lower paper prices (down 4%) and lower unit sales volume (down 2%). During 2001, we took about 150,000 tons of market-related curtailment and about 100,000 tons of downtime for capital projects and maintenance, compared with approximately 110,000 tons and 40,000 tons, respectively, in 2000. Value-added grades produced on our smaller paper machines accounted for 22%, or 310,000 tons, of our uncoated free sheet sales volume in 2001. Overall, the average net selling price of the value-added grades we sold in 2001 was $183 per ton higher than the average net selling price of our uncoated commodity grades.

        Segment income in 2001 also decreased, compared with 2000, because of energy costs that increased 25% over 2000. The increase in energy costs was only partially offset by lower fiber and other manufacturing costs. Overall unit costs increased 6% in 2001, compared with 2000.

Financial Condition and Liquidity

Operating Activities

        Operations provided cash of $308.5 million in 2002, $407.6 million in 2001, and $548.5 million in 2000. In 2002, net income items provided $312.8 million of cash, and unfavorable changes in working capital items used $4.3 million of cash from operations. In 2001, net income items provided $365.6 million of cash, and favorable changes in working capital items provided $42.0 million of cash from operations. Net income items provided $437.9 million of cash in 2000, and favorable changes in working capital items provided $110.6 million of cash from operations.

        We have sold fractional ownership interests in a defined pool of trade accounts receivable. At December 31, 2002, 2001, and 2000, $200 million of sold accounts receivable were excluded from "Receivables" in the Consolidated Balance Sheets, compared with the December 31, 1999, balance of $100 million. The increase of $100 million in sold accounts receivable at December 31, 2000, over the amount at December 31, 1999, provided cash from operations in 2000.

        Our ratio of current assets to current liabilities was 1.23:1 in 2002, compared with 0.98:1 in 2001. The change in this ratio in 2002 is primarily the result of the reclassification of our revolving credit debt to long-term debt with the signing of a new agreement that expires in 2005.

        Most of our U.S. employees are covered by noncontributory defined benefit pension plans. The assets of the pension plans are invested primarily in common stocks, fixed-income securities, and cash equivalents. The market performance of these investments affects our recorded pension obligations, expense, and cash contributions. In 2002, the required minimum contribution was $1 million. In 2002, we made cash contributions to our pension plans totaling $48 million, compared with $17.7 million in 2001 and $2.8 million in 2000. In 2003, the required minimum contribution to our pension plans is estimated to be approximately $26 million. However, we expect to make contributions to the plans of approximately $80 million to $120 million during the course of the year. See "Critical Accounting Estimates" for further information.

Investment Activities

        Cash used for investment was $278.6 million in 2002, $234.5 million in 2001, and $548.8 million in 2000, with cash outlays principally for property and equipment. In all three years, our property and equipment expenditures primarily reflected the cost of facility improvements, facility and equipment modernization, energy and cost-saving projects, and environmental compliance. See the "2002 Capital Investment by Segment" table below.

        In 2002, in addition to property and equipment expenditures, investing activities included $6.1 million for the acquisition of assets of Mendocino Forest Products Company, LLC, relating to the wholesale building products distribution and reload operation in Riverside, California, and $1.1 million in cash and the recording of $2.7 million in acquisition liabilities for the acquisition of assets of Workplace Interiors, LLC, a contract furniture company located in southern California.

        In 2001, we began construction of a new facility near Elma, Washington, to manufacture integrated wood-polymer building materials. The plant should start up early in 2003. The total cost of this facility is expected to be approximately $93 million. We spent $44.3 million in 2001, spent $37.7 million in 2002, and will spend the remainder in 2003.

        In 2001, investing activities also included about $14 million to build our veneer and plywood manufacturing facility in Brazil and $4.7 million of cash for one Boise Office Solutions acquisition. Our 2001 expenditures for timber and timberlands included $26.1 million for the acquisition of approximately 54,000 acres of timberland in Alabama and Brazil. In 2001, we received the second payment from the sale of our European office products operation in September 2000. We used this $159.6 million payment to reduce debt.

        Our 2000 investing activities included $216.1 million of expenditures for the purchase of the BCOP minority shares. Cash used to purchase facilities in 2000 totaled $130.3 million and included $114.7 million for the Boise Office Solutions acquisition of Blue Star in Australia and New Zealand and $14.6 million for the purchase of the wood I-joist plant in Canada. These expenditures were partially offset by proceeds from the sale of our European office products operations. We sold our European office products operations in September 2000 for $335.3 million. After debt repayments of $17.2 million, we received $158.5 million in 2000 and the remainder in 2001.

        Noncash consideration included in capital spending consisted of assumption of debt and recording of liabilities totaling $2.8 million in 2002, $3.0 million in 2001, and $14.0 million in 2000. Details of 2002 capital investment by segment are included in the table below:

	2002 Capital Investment by Segment
	Acquisitions/ Expansion	Quality/ Efficiency(a)	Timber and Timberlands	Replacement, Environmental, and Other	Total
	(millions)

Boise Office Solutions	$10	$24	$—	$23	$57
Boise Building Solutions	50	8	13	23	94
Boise Paper Solutions	1	10	5	90	106
Corporate and Other	—	1	—	8	9

	$61	$43	$18	$144	$266

(a)
Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

        We expect our capital investments in 2003 to total between $250 million and $300 million, excluding acquisitions. Our capital spending in 2003 will be for our ongoing environmental compliance program, quality and efficiency projects, replacement projects, and modest purchases of timber and timberlands. During 2002, we spent $15 million on environmental compliance. We expect to spend approximately $20 million in 2003 for this purpose.

Financing Activities

        Cash used for financing was $21.4 million in 2002, $179.2 million in 2001, and $3.8 million in 2000. Dividend payments totaled $49.5 million in 2002, $49.7 million in 2001, and $50.4 million in 2000. In all three years, our quarterly cash dividend was 15 cents per common share.

        Changes in short-term borrowings represent net changes in notes payable. Additions to long-term debt in 2002 included $150 million of 7.5% notes due in 2008, a $20 million floating-rate term loan, and $62 million in medium-term notes. Payments of long-term debt in 2002 included

$125 million of 9.85% notes, $32.5 million for industrial revenue bonds, $15.5 million of bank debt for our Australian operations, and $2.3 million of medium-term notes.

        Additions to long-term debt in 2001 included $25 million of medium-term notes and $14.6 million of bank debt for our Australian operations. Payments of long-term debt in 2001 included $300 million under our revolving credit agreement and $40 million of medium-term notes.

        In December 2001, a consolidated subsidiary trust issued $172.5 million of 7.5% adjustable conversion-rate equity security units that are redeemable in 2006. We used the net proceeds from this issuance to reduce borrowings under our revolving credit agreement and short-term debt. In December 2004, we will issue between 4.4 million and 5.4 million shares of our common stock and receive $172.5 million related to these securities. See Note 10 of "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

        In 2002, our debt increased $8.7 million to $1.6 billion. Our debt-to-equity ratio was 1.14:1 at December 31, 2002, and 1.00:1 at December 31, 2001. Even though our debt remained about the same, our debt-to-equity ratio rose due to a $188 million decrease in shareholders' equity from recording additional minimum pension liability. Changes in our credit ratings have no impact on our current senior long-term debt except for our revolving credit agreement, which has a pricing mechanism that is, in part, dependent on our credit rating. Such changes could also affect our cost of future borrowings.

        In March 2002, we entered into a three-year, unsecured revolving credit agreement with 14 major financial institutions. The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. The borrowing capacity under the agreement can be expanded to a maximum of $600 million. The revolving credit agreement replaces a similar agreement that would have expired in June 2002. Borrowings of $180 million under the old agreement were repaid. Borrowings under the new agreement were $250 million at December 31, 2002. At December 31, 2002, our borrowing rate under the agreement was 2.4%. We have entered into interest rate swaps related to $150 million of these borrowings, which gave us an effective interest rate for outstanding borrowings under the revolving credit agreement of 4.4% at December 31, 2002. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at December 31, 2002, exceeded the defined minimum by $113.1 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

        In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rate at December 31, 2002 was 3.6%. This swap expires in May 2005.

        In January 2002, we sold $150 million of 7.5% notes due in 2008. We used proceeds from this sale to reduce amounts outstanding under our revolving credit agreement and short-term debt.

        At December 31, 2002 and 2001, we had $28.0 million and $48.7 million of short-term borrowings outstanding. The maximum amounts of combined short-term borrowings outstanding during the years ended December 31, 2002 and 2001, were $304.5 million and $126.9 million. The average amounts of short-term borrowings outstanding during the years ended December 31, 2002 and 2001, were $49.9 million and $50.9 million. For 2002 and 2001, the average interest rates for these borrowings were 2.5% and 4.6%.

        At December 31, 2002, we had $193 million of unused borrowing capacity registered with the Securities and Exchange Commission (SEC) for additional debt securities. In addition, a registration statement filed with the SEC covering $500 million in universal shelf capacity became effective in April 2002. Under this registration statement, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and/or purchase contracts.

        Our cash requirements for both short-term and long-term needs will be funded through a combination of cash flow from operations, borrowings under our existing credit facilities, issuance of new debt or equity securities, and possible sales of assets.

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

Off-Balance-Sheet and Other Contractual Arrangements and Guarantees

        At December 31, 2002, we did not have any unconsolidated variable interest entities.

        We have sold fractional ownership interests in a defined pool of accounts receivable. We account for this sales program under Statement of Financial Accounting Standards (SFAS) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. We have entered into this program to provide us funding at rates favorable to our other borrowing arrangements. Under this program, we sell on a revolving basis substantially all our domestic trade accounts receivable to a fully consolidated, wholly owned subsidiary. The subsidiary in turn sells a fractional ownership interest in the receivables to affiliates of two banks. Based on the terms of the sale, we record the sales as true sales and not as loans secured by the receivables. At December 31, 2002, $200 million of sold accounts receivable were excluded from "Receivables" in our Consolidated Balance Sheet. The portion of fractional ownership interest we retain is included in "Receivables" in our Consolidated Balance Sheet. A portion of our retained interest is subordinate to the interests of the bank affiliates, providing them credit support if the receivables become uncollectible. The impact of the credit support is reflected in our allowance for uncollectible receivables. The proceeds available under this program are subject to change based on the level of eligible receivables, restrictions on the concentrations of receivables, and the historical performance of the receivables we sell. The available proceeds may not exceed $200 million under our current agreements. Our costs under this program vary based on changes in interest rates. They totaled $4.4 million, $8.4 million, and $9.3 million in 2002, 2001, and 2000, respectively.

        The purchasers of the receivables commit to our securitization program in 364-day increments. When the current program expires, none of the parties are obligated to renew the arrangement. Our experience over the last four years, however, has been that the parties do renew the arrangement with minimal alterations. If the program were not renewed, we would obtain replacement funding from alternative funding sources. Use of those sources, however, might result in an increase in our interest expense and an increase in both liabilities and assets on our Consolidated Balance Sheet.

Contractual Obligations

        Our fixed, noncancelable obligations as of December 31, 2002, were as follows:

	Payments Due by Period
	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years	Total
	(thousands)

Long-term debt(a)(e)	$159,524	$586,167	$64,471	$754,335	$1,564,497
Operating leases(b)	42,383	70,306	50,737	239,905	403,331
Purchase obligations
Raw materials(c)	23,376	60,639	25,764	1,548	111,327
Utilities(d)	71,953	13,509	7,157	3,679	96,298
Capital spending	10,277	3,354	831	1,565	16,027
Other	7,581	2,704	1,178	—	11,463
Other long-term liabilities reflected on our Consolidated Balance Sheet
Compensation and benefits(e)(f)	92,629	285,701	274,583	107,410	760,323
Other(e)	10,770	18,462	7,967	23,439	60,638
Company-obligated mandatorily redeemable securities of subsidiary trust holding solely debentures of parent(g)	—	—	172,500	—	172,500

	$418,493	$1,040,842	$605,188	$1,131,881	$3,196,404

(a)
Included in long-term debt are amounts owed on our note agreements, revenue bonds, and our revolving credit agreement at December 31, 2002. These borrowings are further explained in Note 9 of "Item 8. Financial Statements and Supplementary Data" in this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)
We enter into operating leases in the normal course of business. Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. See Note 5 of "Item 8. Financial Statements and Supplementary Data" in this Form 10-K for more information.

(c)
Included in raw materials is $56 million for contracts to purchase timber. We acquire a portion of our wood requirements from outside sources. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect. The obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, timber availability, and the status of environmental appeals.

(d)
We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. Our payment obligations were valued at prices in effect on December 31, 2002, or contract language, if available. These obligations represent the face value of the contracts and do not consider resale value.

(e)
The current portion of these liabilities is also included.

(f)
Compensation and benefits includes amounts associated with our retirement and benefit plans and other compensation arrangements. For more information, see "Critical Accounting Estimates—Pensions" and Note 12 of "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

(g)
See Note 10 of "Item 8. Financial Statements and Supplementary Data" in this Form 10-K for more information.

        In addition to the fixed and/or legally binding obligations that are quantified in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business. These contracts, however, are either cancelable or subject to change based on, among other things, fires, floods, or other catastrophic events beyond our control; the effect of forestry, land use, environmental, or other governmental laws and regulations; and/or our manufacturing operations not operating in the normal course of business.

Guarantees

        Note 17 of "Item 8. Financial Statements and Supplementary Data" in this Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Disclosures of Financial Market Risks

        Our debt is predominantly fixed-rate. At December 31, 2002, the estimated current market value of our debt, based on then-current interest rates for similar obligations with like maturities, was approximately $20 million less than the amount of debt reported in the Consolidated Balance Sheet. The estimated fair values of our other financial instruments, cash and cash equivalents, receivables, and short-term borrowings are the same as their carrying values. In the opinion of management, we do not have any significant concentration of credit risks. Concentration of credit risks with respect to trade receivables is limited due to the wide variety of customers and channels to and through which our products are sold, as well as their dispersion across many geographic areas.

        Changes in interest and currency rates expose the company to financial market risk. We occasionally use derivative financial instruments, such as interest rate swaps, rate hedge agreements, forward purchase contracts, and forward exchange contracts, to hedge underlying debt obligations or anticipated transactions. We do not use them for trading purposes. For qualifying hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the swap or underlying debt. Gains and losses related to qualifying hedges of foreign currency firm commitments and anticipated transactions are deferred and recognized in income or as adjustments of carrying amounts when the hedged transactions occur. Unrealized gains and losses on all other forward exchange contracts are included in current-period net income (loss).

        In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rate at December 31, 2002, was 3.6%. The swap expires in May 2005. This swap is designated as a fair value hedge of a proportionate amount of the fixed-rate debentures. The swap and the proportionate amount of debentures are marked to market, with changes in the fair value of the instruments recorded in income (loss). This swap was fully effective in hedging the changes in the fair value of the hedged item; accordingly, changes in the fair value of these instruments had no net impact on our reported income (loss) in the current periods.

        In January and August 2002, we entered into swaps for electricity that convert 40 and 36 megawatts of usage in the Northwest to a fixed rate. The January swap expired at the end of 2002, and the August swap expires at the end of 2003. In January 2002, we also entered into natural gas swaps that convert 6,000 MMBtu per day of natural gas usage to a fixed price. These swaps expire in March 2003. These swaps are designated as cash flow hedges. Accordingly, changes in the fair value of these swaps, net of taxes, are recorded in "Accumulated other comprehensive loss" in our

Consolidated Balance Sheets. These swaps were fully effective in hedging the changes in the fair value of the hedged items.

        In February 2001, we entered into two interest rate swaps with notional amounts of $50 million each, maturing in February 2003 and February 2004. Also, in November 2001, we entered into an interest rate swap with a notional amount of $50 million, maturing in November 2004. The swaps hedge the variable cash flow risk from the variable interest payments on $150 million of our revolving credit agreement. The effective fixed interest rate in both 2002 and 2001 was 4.8%. Changes in the fair value of these swaps, net of taxes, are recorded in "Accumulated other comprehensive loss" and reclassified to interest expense as interest expense is recognized on the revolving credit agreement. Amounts reclassified in 2002 and 2001 totaled $3.2 million and $1.4 million, respectively. Assuming no change in interest rates, $4.4 million would be reclassified in 2003. Ineffectiveness related to these hedges was not significant.

        We are exposed to modest credit-related risks in the event of nonperformance by counterparties to these forward exchange contracts and interest rate swaps. However, we do not expect the counterparties, which are all major financial institutions, to fail to meet their obligations.

        The table below provides information about our financial instruments that are sensitive to changes in interest rates or utility indexes. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rates and energy market risk sensitivity, the table sets forth payout amounts based on current rates and does not attempt to project future rates. Other instruments subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

Financial Instruments

							December 31
							2002		2001
	2003	2004	2005	2006	2007	There- after	Total	Fair Value	Total	Fair Value
	(millions)
Debt
Short-term borrowings	$28.0	—	—	—	—	—	$28.0	$28.0	$48.7	$48.7
Average interest rates	2.2%	—	—	—	—	—	2.2%	—	2.2%	—
Long-term debt
Fixed-rate debt payments	$159.5	$72.9	$218.3	$39.1	$25.4	$754.3	$1,269.5	$1,249.9	$1,260.1	$1,201.6
Average interest rates	8.9%	7.6%	7.1%	7.6%	7.9%	7.5%	7.6%	—	7.7%	—
Variable-rate debt payments	—	$25.0	$270.0	—	—	—	$295.0	$295.0	$275.0	$275.0
Average interest rates	—	4.0%	3.6%	—	—	—	3.6%	—	3.8%	—
Adjustable conversion-rate equity security units	—	—	—	$172.5	—	—	$172.5	$144.9	$172.5	$172.5
Average interest rate	—	—	—	7.5%	—	—	7.5%	—	7.5%	—
Interest rate swaps
Notional principal amount of interest rate exchange agreements maturing Variable to fixed	$50.0	$100.0	—	—	—	—	$150.0	$(4.8)	$150.0	$(4.8)
Average pay rate	5.4%	4.5%	—	—	—	—	4.8%	—	4.8%	—
Average receive rate	1.4%	1.6%	—	—	—	—	1.5%	—	2.2%	—
Fixed to variable	—	—	$50.0	—	—	—	$50.0	$3.4	—	—
Average pay rate	—	—	1.4%	—	—	—	1.4%	—	—	—
Average receive rate	—	—	4.8%	—	—	—	4.8%	—	—	—
Energy swaps	$1.4	—	—	—	—	—	$1.4	$1.4	—	—

Timber Supply and Environmental Issues

        Over the past several years, the amount of timber available for commercial harvest from public lands in the United States has declined significantly due to environmental litigation and changes in government policy. In 2001, we closed our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the significant decline in federal timber offered for sale. Further constraints on timber supply, both on public and private lands, that would affect our remaining facilities may be imposed in the future. As a result, we cannot accurately predict future log supply and costs. Additional curtailments or closures of our wood products manufacturing facilities are possible.

        In March 2002, we announced that we will discontinue harvesting from old-growth forests by 2004. Less than 1% of our wood supply comes from old-growth forests, most of it from federal lands. We are making no new commitments to enter into federal timber contracts that require harvest of timber from old-growth forests. This announcement formally recognized a trend that Boise had already been following and will not materially affect our available timber supply.

        We meet an important share of our fiber needs with the 2.4 million acres of timberland we own or control. During 2002, 49% of our fiber needs were met by internal sources, 39% by private sources, and 12% by government sources. During 2001, these percentages were 44%, 47%, and 9%, and during 2000, they were 41%, 47%, and 12%.

        Long-term leases of private timberlands generally provide Boise with timber harvesting rights and carry with them responsibility for managing the timberlands. The remaining life of all leases ranges from 14 to 63 years. In addition, we have an option to purchase approximately 205,000 acres of timberland under lease and/or contract in the southern United States. We manage our timberlands so that they will provide a continuous and sustainable supply of wood for future needs.

        Our two Northwest pulp and paper mills receive approximately 59% of their wood chips from internal sources, including our wood products and whole-log chipping operations and our cottonwood fiber farm near Wallula, Washington. Roughly 23% of the pulp used by our Wallula uncoated free sheet machine during 2002 was made from this cottonwood fiber.

        In 2002, we purchased approximately 28,000 acres of timberland to support the operations of our plywood and lumber mills in northeastern Oregon. We also sold approximately 4,600 acres in Alabama. In 2001, we purchased approximately 19,000 acres of timberland to support the operations of our pulp and paper mill in Jackson, Alabama. Fiber for our veneer and plywood plant in Brazil is initially coming from private sources. Boise manages the land and trees and schedules the harvest for one of these private sources in Brazil under multiyear agreements. This private source provides a significant portion of our plant's fiber needs. In 2001, we also purchased approximately 35,000 acres of eucalyptus plantation land in Brazil to meet the future fiber requirements of the plant.

        Our forest management practices embrace the Sustainable Forestry Initiative® (SFI®) program, a comprehensive system of principles, objectives, and performance measures that integrates the sustainable growing and harvesting of trees with protection of wildlife, plants, soil, and water quality. In 2000, we upgraded Boise's Forest Stewardship Program to include ongoing third-party audits of our forest management practices on the timberland we own or control in the United States and on other private and public lands from which we purchase timber. During 2002, the SFI program was expanded to include a product-labeling component for manufactured products. Under this program, an audit of the manufacturing fiber sources and processes is conducted by an independent third party. Products manufactured at a certified facility can be sold bearing the SFI label.

        PricewaterhouseCoopers LLP (PWC), an international audit firm, was retained to perform forest management and wood fiber procurement audits of company lands and operations. The PWC audit teams included technical experts in forest engineering, forest planning, range management, silviculture, and wildlife management. Auditors interviewed Boise employees, contractors, timber dealers, state and federal agency employees, landowners from whom the company has purchased timber, and neighboring landowners. Auditors also inspected office processes, numerous forest sites, and manufacturing facilities. These audits certified our full conformance with SFI program standards and confirmed our conformance with our internal Forest Stewardship Values and Measures. The audits identified good management practices, where our performance was judged to be above average for the industry, and opportunities for improvement, where management practices and processes could be upgraded. Based on the auditors' feedback, we developed and are implementing action plans to continuously improve our forest management practices.

        We have a Forest Stewardship Advisory Council of nationally known conservation experts who participate with our forest managers in reviewing audit results and recommending any changes. In addition, our customers are invited to accompany audit teams into the forests to observe their work.

        For each of our facilities, we invest substantial capital to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in the interruption or suspension of our operations or could require additional expenditures. We anticipate that we will spend approximately $20 million in 2003 to comply with environmental requirements. We anticipate spending similar or greater amounts in the years ahead. These capital expenditures, along with our established operating procedures and controls, should allow us to continue to meet environmental standards.

        In January 2003, the Environmental Protection Agency (EPA) proposed rules that regulate air emissions from boilers and wood panel plants. We expect the EPA to finalize these rules in 2004. While the final requirements are not yet known, we could spend $40 million to $50 million to comply with these rules during the period from 2004 to 2007.

        We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws, or have received a claim from a private party, with respect to 19 active sites where hazardous substances or other contaminants are or may be located. In most cases, we are one of many potentially responsible parties, and our alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, we have established appropriate reserves. We believe we have minimal or no responsibility with regard to several other sites. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position or results of operations.

Critical Accounting Estimates

        The Securities and Exchange Commission defines critical accounting estimates as those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective, or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We reviewed the development, selection, and disclosure of the following critical accounting estimates with the audit committee of our board of directors. Our current critical accounting estimates are as follows:

Pensions

        Most of our U.S. employees are covered by noncontributory defined benefit pension plans. We account for these costs in accordance with SFAS No. 87, Employer's Accounting for Pensions. This statement requires us to calculate our pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term asset return assumption. We base our discount rate assumption on the rates of return on high-quality bonds currently available and expected to be available during the period to maturity of the pension benefits. We base our long-term asset return assumption on the average rate of earnings expected on invested funds. We believe that the accounting estimate related to pensions is a critical accounting estimate because it is highly susceptible to change from period to period, based on the performance of plan assets and actuarial valuations, and the impact on our financial position and results of operations could be material. The estimate for pensions is a critical accounting estimate for all of our segments.

        For 2002, our discount rate assumption was 7.25%, and our long-term asset return assumption was 9.25%. Using these assumptions, our 2002 pension expense was $30.4 million, following $11.1 million and $4.8 million of expense in 2001 and 2000. If we had decreased our estimated discount rate to 7% and our expected return on plan assets to 8.75%, our 2002 pension expense would have been $39.7 million and net income would have decreased approximately $6 million. If we had increased our discount rate assumption to 7.5% and our expected return on plan assets to 9.75%, our 2002 pension expense would have been $20.8 million and net income would have increased approximately $6 million.

        For 2003, our discount rate assumption is 6.75%, and our expected return on plan assets is 8.5%. Using these assumptions, we estimate that our 2003 pension expense will be approximately $75 million. If we were to decrease our estimated discount rate assumption to 6.5% and our expected return on plan assets to 8%, our 2003 pension expense would be approximately $85 million. If we were to increase our discount rate assumption to 7% and our expected return on plan assets to 9%, our 2003 pension expense would be approximately $65 million.

        Plan contributions include required minimums and, in some years, additional discretionary amounts. For 2002, the required minimum contribution was $1 million. In 2002, we made cash contributions to our pension plans totaling $48 million, compared with $17.7 million in 2001 and $2.8 million in 2000. In 2003, the required minimum contribution to our pension plans is estimated to be $26 million. However, we expect to make contributions to the plans of approximately $80 million to $120 million during 2003. We expect to make similar contributions in 2004. We anticipate having sufficient liquidity to meet our future pension requirements.

        The amount of additional minimum pension liability is determined based on the value of plan assets compared to the plans' accumulated benefit obligation. Because of negative returns on plan assets in 2002 and 2001, our minimum pension liability increased significantly, resulting in a decrease of $188.0 million in 2002 and $109.4 million in 2001 in shareholders' equity in "Accumulated other comprehensive loss." At December 31, 2002, our discount rate assumption was 6.75%. If we had changed our estimated discount rate to 6.5%, our 2002 minimum pension liability adjustment would have decreased shareholders' equity $214 million. If we had changed our discount rate assumption to 7%, our 2002 minimum pension liability adjustment would have decreased shareholders' equity $164 million. The change in the additional minimum liability that we will record in 2003 will be dependent on the actual market value of plan assets on our valuation date (December 31) and the assumptions chosen at that date. When recorded, the adjustments to the minimum pension liability are noncash and do not affect net income (loss).

        Our revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at December 31, 2002, exceeded the defined minimum by $113.1 million. If we had used the more conservative 2002 assumptions identified above and decreased shareholders' equity further due to a larger minimum pension liability adjustment, we would still have met our minimum-net-worth covenant.

Environmental Remediation

        We are subject to a variety of environmental and pollution control laws and regulations. As is the case with other companies in similar industries, we face exposure from actual or potential claims and legal proceedings involving environmental matters.

        We account for environmental remediation liabilities in accordance with the American Institute of Certified Public Accountants Statement of Position 96-1. We record liabilities on an undiscounted basis when assessments and/or remedial efforts are probable and the cost can be reasonably estimated. We estimate our environmental liabilities based on various assumptions and judgments, as we cannot predict with certainty the total response and remedial costs, our share of total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete any remediation. In making these judgments and assumptions, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors, and our historical experience at other sites that are judged to be comparable. Due to the number of uncertainties and variables associated with these assumptions and judgments and the effects of changes in governmental regulation and environmental technologies, the precision of the resulting estimates of the related liabilities is subject to uncertainty. We regularly monitor our estimated exposure to our environmental liabilities, and as additional information becomes known, our estimates may change.

Goodwill Impairment

        We account for acquisitions under the purchase method of accounting, typically resulting in goodwill. Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, requires us to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The statement requires estimates of the fair value of our reporting units. If we determine the fair values are less than the carrying amount of goodwill recorded on our Consolidated Balance Sheet, we must recognize an impairment in our financial statements. At December 31, 2002, we had $400.5 million of goodwill recorded on our Consolidated Balance Sheet. Of the $400.5 million, $388.9 million and $11.6 million were recorded in our Boise Office Solutions and Boise Building Solutions segments, respectively.

        During the second quarter, we performed our annual impairment assessment of goodwill (using data from January 1, 2002) in our Boise Office Solutions and Boise Building Solutions segments in accordance with the provisions of SFAS No. 142. We concluded that no impairment existed. In testing for potential impairment, we measured the estimated fair value of our reporting units based upon discounted future operating cash flows using a discount rate reflecting our estimated average cost of funds. Differences in assumptions used in projecting future operating cash flows and cost of funds could have a significant impact on the determination of impairment amounts.

        In estimating future cash flows for our office products and building products businesses, we used our internal budgets. Our budgets were based on recent sales data for existing products, planned timing of new product launches or capital projects, and customer commitments related to new and existing products. These budgets also included assumptions of future production volumes and pricing of commodity products. Due to the inherent volatility of commodity product pricing, our pricing assumptions were based on the average pricing over the commodity cycle. These prices were estimated from information gathered from industry research firms, research reports published by investment analysts, and other published forecasts. If our estimates of projected future cash flows were too high by 10%, there would be no impact on the reported value of goodwill on our Consolidated Balance Sheet.

        Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the reporting units and the effects of changes in circumstances affecting these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty, and as additional information becomes known, we may change our estimate.

New Accounting Standards

        In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. At December 31, 2002, we did not have any unconsolidated variable interest entities.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, and provides alternative methods of transition for an entity that voluntarily changes to the fair value-based method of accounting for stock-based employee compensation. We have adopted the disclosure provisions of SFAS No. 148;

however, we do not currently plan to adopt the fair value accounting model and will continue to use the compensation measurement principles of Accounting Principles Board (APB) Opinion No. 25.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of Interpretation No. 45 became effective for periods ending after December 15, 2002. The recognition and measurement provisions of Interpretation No. 45 became effective January 1, 2003. This statement will not have a significant impact on our financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the new statement, we will record both an initial asset and a liability (discounted) for estimated costs of legal obligations associated with the retirement of long-lived assets. The initial asset will be depreciated over the expected useful life of the asset. This statement will change our accounting for landfill closure costs. We currently accrue the estimated costs of closure over the expected useful life of the landfill. We adopted this statement January 1, 2003, and recognized a one-time charge of approximately $4 million, after tax, as a cumulative-effect adjustment in our Consolidated Statement of Income (Loss).

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted this statement January 1, 2002. It had no impact on our financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to the date of an entity's commitment to an exit plan. It also establishes that fair value is the objective for initial measurement of the liability. We adopted this statement January 1, 2003, and it had no effect on our financial position or results of operations.

Outlook

        Given the continued weakness in the U.S. economy, disruptions from severe winter weather, and our rising pension costs, we expect overall results in early 2003 to be weak. Quarterly pension expense will be about $12 million higher in 2003 than in 2002. Assuming a strengthening economy, we would expect to see stronger results as the year progresses.

Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements. These include statements about our business outlook, assessment of market and economic conditions, strategies, future plans, anticipated costs and expenses, capital spending, and any other statements that are not historical. The accuracy of these statements is subject to a number of risks, uncertainties, and assumptions that may cause our actual results to differ materially from our expectations. In addition to the specific factors that may be described in connection with any particular forward-looking statement, factors that could cause actual results to differ from our expectations, include, among other things:

  •
  The activity of our competitors and the impact of such activity on production capacity and customer demand across pulp, paper, and wood products markets;

  •
  Changes in general economic conditions, including the levels of interest rates and housing starts;

  •
  Changes in foreign economies and competition, which tend to affect the level of imports and exports of paper and wood products;

  •
  Market demand for our products, which may be tied to the relative strength of various business segments. For instance, the level of white-collar employment may affect customer demand for office supplies, technology products, and furniture;

  •
  The performance of our manufacturing operations and the amount of capital required to maintain these operations;

  •
  Changes in the banking markets, which can affect the cost of our financing activities;

  •
  Variations in the performance of the financial markets, which could cause us to reevaluate the assumptions we use in determining pension plan funding requirements and our contributions to our pension plans;

  •
  The effect of forestry, land use, environmental, and other governmental laws and regulations, and the impact of these regulations on our cost structure;

  •
  Changes in the price or availability of raw materials, including energy;

  •
  Acts of war or terrorist activities; and

  •
  Fires, floods, and other catastrophic events beyond our control.

        We cannot determine which, if any, of these factors might affect the expectations we have made in this filing. We undertake no obligation to update any of the forward-looking statements within this filing after the date of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information concerning quantitative and qualitative disclosures about market risk is included under the caption "Disclosures of Financial Market Risks" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Income (Loss)
Boise Cascade Corporation and Subsidiaries

	Year Ended December 31
	2002	2001	2000
	(thousands, except per-share amounts)

Sales	$7,412,329	$7,422,175	$7,806,657

Costs and expenses
Materials, labor, and other operating expenses	6,013,613	5,990,601	6,193,863
Depreciation, amortization, and cost of company timber harvested	306,973	296,023	297,700
Selling and distribution expenses	785,883	785,243	832,485
General and administrative expenses	154,284	131,720	124,177
Other (income) expense, net	30,842	129,460	(83,535)

	7,291,595	7,333,047	7,364,690

Equity in net income (loss) of affiliates	(2,435)	(8,039)	2,061

Income from operations	118,299	81,089	444,028

Interest expense	(118,494)	(127,688)	(151,163)
Interest income	1,525	1,822	5,861
Foreign exchange loss	(325)	(2,834)	(395)

	(117,294)	(128,700)	(145,697)

Income (loss) before income taxes and minority interest	1,005	(47,611)	298,331
Income tax (provision) benefit	18,403	5,494	(116,349)

Income (loss) before minority interest	19,408	(42,117)	181,982
Minority interest, net of income tax	(8,068)	(384)	(3,408)

Net income (loss)	11,340	(42,501)	178,574
Preferred dividends	(13,101)	(13,085)	(13,095)

Net income (loss) applicable to common shareholders	$(1,761)	$(55,586)	$165,479

Net income (loss) per common share
Basic	$(.03)	$(.96)	$2.89
Diluted	$(.03)	$(.96)	$2.73

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets
Boise Cascade Corporation and Subsidiaries

	December 31
	2002	2001
	(thousands)
ASSETS
Current
Cash and cash equivalents	$65,152	$56,702
Receivables, less allowances of $13,111 and $11,534	423,976	424,722
Inventories	717,966	652,953
Deferred income tax benefits	52,131	65,004
Other	36,524	45,646

	1,295,749	1,245,027

Property
Property and equipment
Land and land improvements	70,731	68,482
Buildings and improvements	709,127	675,905
Machinery and equipment	4,678,112	4,606,102

	5,457,970	5,350,489
Accumulated depreciation	(2,915,940)	(2,742,650)

	2,542,030	2,607,839
Timber, timberlands, and timber deposits	328,720	322,132

	2,870,750	2,929,971

Goodwill	400,541	385,185
Investments in equity affiliates	35,641	62,162
Other assets	344,719	311,623

Total assets	$4,947,400	$4,933,968

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets (continued)
Boise Cascade Corporation and Subsidiaries

	December 31
	2002	2001
	(thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Short-term borrowings	$28,000	$48,700
Current portion of long-term debt	125,651	391,379
Income taxes payable	9,512	—
Accounts payable	519,596	503,402
Accrued liabilities
Compensation and benefits	218,085	151,094
Interest payable	29,928	25,510
Other	122,832	145,866

	1,053,604	1,265,951

Debt
Long-term debt, less current portion	1,387,398	1,062,866
Guarantee of ESOP debt	51,448	80,889

	1,438,846	1,143,755

Other
Deferred income taxes	165,357	308,305
Compensation and benefits	667,694	424,048
Other long-term liabilities	49,868	41,056

	882,919	773,409

Minority interest
Company-obligated mandatorily redeemable securities of subsidiary trust holding solely debentures of parent	172,500	172,500

Commitments and contingent liabilities
Shareholders' equity
Preferred stock—no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 4,280,615 and 4,480,580 shares outstanding	192,628	201,626
Deferred ESOP benefit	(51,448)	(80,889)
Common stock—$2.50 par value; 200,000,000 shares authorized; 58,283,719 and 58,061,762 shares outstanding	145,709	145,154
Additional paid-in capital	474,533	466,952
Retained earnings	952,215	985,311
Accumulated other comprehensive loss	(314,106)	(139,801)

Total shareholders' equity	1,399,531	1,578,353

Total liabilities and shareholders' equity	$4,947,400	$4,933,968

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Boise Cascade Corporation and Subsidiaries

	Year Ended December 31
	2002	2001	2000
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$11,340	$(42,501)	$178,574
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	2,435	8,039	(2,061)
Depreciation, amortization, and cost of company timber harvested	306,973	296,023	297,700
Deferred income tax provision (benefit)	(29,815)	(17,302)	58,486
Minority interest, net of income tax	—	384	3,408
Restructuring activities	(750)	57,929	—
Sale and write-down of assets	23,646	54,261	—
Other	(1,063)	8,705	395
Gain on sales of assets	—	—	(98,618)
Receivables	6,909	78,112	101,767
Inventories	(61,579)	93,084	(45,360)
Accounts payable and accrued liabilities	8,951	(109,150)	57,973
Current and deferred income taxes	22,981	(9,988)	6,782
Other	18,451	(10,045)	(10,528)

Cash provided by operations	308,479	407,551	548,518

Cash provided by (used for) investment
Expenditures for property and equipment	(218,961)	(304,857)	(296,858)
Expenditures for timber and timberlands	(18,184)	(35,901)	(8,111)
Investments in equity affiliates	225	(783)	(9,672)
Purchase of minority interest	—	—	(216,087)
Purchases of facilities	(7,171)	(4,655)	(130,275)
Sales of assets	—	160,984	158,541
Other	(34,548)	(49,299)	(46,372)

Cash used for investment	(278,639)	(234,511)	(548,834)

Cash provided by (used for) financing
Cash dividends paid
Common stock	(34,917)	(34,546)	(34,356)
Preferred stock	(14,548)	(15,175)	(16,019)

	(49,465)	(49,721)	(50,375)
Short-term borrowings	(20,700)	(3,300)	(3,816)
Additions to long-term debt	232,181	39,559	175,370
Payments of long-term debt	(176,964)	(342,084)	(118,814)
Issuance of adjustable conversion-rate equity security units	—	165,225	—
Other	(6,442)	11,163	(6,164)

Cash used for financing	(21,390)	(179,158)	(3,799)

Increase (decrease) in cash and cash equivalents	8,450	(6,118)	(4,115)
Balance at beginning of the year	56,702	62,820	66,935

Balance at end of the year	$65,152	$56,702	$62,820

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
Boise Cascade Corporation and Subsidiaries

		For the Years Ended December 31, 2000, 2001, and 2002
Common Shares Outstanding		Total Share- holders' Equity	Preferred Stock	Deferred ESOP Benefit	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
		(thousands, except share amounts)

57,157,558	Balance at December 31, 1999	$1,614,113	$224,199	$(132,809)	$142,894	$449,040	$942,702	$(11,913)

	Comprehensive income (loss)
	Net income	178,574	—	—	—	—	178,574	—
	Other comprehensive income (loss), net of tax
	Cumulative foreign currency translation adjustment	2,271	—	—	—	—	—	2,271
	Minimum pension liability adjustment	(8,856)	—	—	—	—	—	(8,856)

	Other comprehensive loss	(6,585)	—	—	—	—	—	(6,585)

	Comprehensive income	$171,989

	Cash dividends declared
	Common stock	(34,384)	—	—	—	—	(34,384)	—
	Preferred stock	(16,019)	—	—	—	—	(16,019)	—
179,157	Stock options exercised	6,201	—	—	448	5,753	—	—
(1,422)	Treasury stock cancellations	(13,279)	(13,238)	—	(4)	(11)	(26)	—
1,865	Other	28,351	—	24,898	5	67	3,381	—

57,337,158	Balance at December 31, 2000	$1,756,972	$210,961	$(107,911)	$143,343	$454,849	$1,074,228	$(18,498)

	Comprehensive income (loss)
	Net loss	(42,501)	—	—	—	—	(42,501)	—
	Other comprehensive loss, net of tax
	Cumulative foreign currency translation adjustment	(9,014)	—	—	—	—	—	(9,014)
	Cash flow hedges	(2,907)	—	—	—	—	—	(2,907)
	Minimum pension liability adjustment	(109,382)	—	—	—	—	—	(109,382)

	Other comprehensive loss	(121,303)	—	—	—	—	—	(121,303)

	Comprehensive loss	$(163,804)

	Cash dividends declared
	Common stock	(34,653)	—	—	—	—	(34,653)	—
	Preferred stock	(15,180)	—	—	—	—	(15,180)	—
717,639	Stock options exercised	21,735	—	—	1,794	19,941	—	—
(3,940)	Treasury stock cancellations	(9,460)	(9,335)	—	(10)	(31)	(84)	—
10,905	Other	22,743	—	27,022	27	(7,807)	3,501	—

58,061,762	Balance at December 31, 2001	$1,578,353	$201,626	$(80,889)	$145,154	$466,952	$985,311	$(139,801)

	Comprehensive income (loss)
	Net income	11,340	—	—	—	—	11,340	—
	Other comprehensive income (loss), net of tax
	Cumulative foreign currency translation adjustment	12,829	—	—	—	—	—	12,829
	Cash flow hedges	861	—	—	—	—	—	861
	Minimum pension liability adjustment	(187,995)	—	—	—	—	—	(187,995)

	Other comprehensive loss	(174,305)	—	—	—	—	—	(174,305)

	Comprehensive loss	$(162,965)

	Cash dividends declared
	Common stock	(34,952)	—	—	—	—	(34,952)	—
	Preferred Stock	(14,548)	—	—	—	—	(14,548)	—
218,462	Stock options exercised	6,494	—	—	546	5,948	—	—
(1,148)	Treasury stock cancellations	(9,033)	(8,998)	—	(3)	(9)	(23)	—
4,643	Other	36,182	—	29,441	12	1,642	5,087	—

58,283,719	Balance at December 31, 2002	$1,399,531	$192,628	$(51,448)	$145,709	$474,533	$952,215	$(314,106)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Nature of Operations

        We operate our business using four reportable segments: Boise Office Solutions, Boise Building Solutions, Boise Paper Solutions, and Corporate and Other. Boise Office Solutions markets and sells office supplies and paper, technology products, and office furniture. Boise Building Solutions manufactures, markets, and distributes various products that are used for construction, while Boise Paper Solutions manufactures, markets, and distributes uncoated free sheet papers, containerboard, corrugated containers, newsprint, and market pulp. Corporate and Other includes support staff services and related assets and liabilities.

Consolidation and Use of Estimates

        The financial statements include the accounts of the company and all subsidiaries after elimination of intercompany balances and transactions. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may vary from those estimates.

Foreign Currency Translation

        Local currencies are considered the functional currencies for most of our operations outside the United States. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average monthly exchange rates prevailing during the year. Resulting translation adjustments are included in "Accumulated other comprehensive loss." The foreign exchange losses reported in the Consolidated Statements of Income (Loss) rose primarily from transaction adjustments where the U.S. dollar is the functional currency (see Note 11).

Revenue Recognition

        We recognize revenue when persuasive evidence of an arrangement exists, the sales price is fixed and determinable, title transfers, and risk of loss has passed to the customer. Sales allowances are recorded when revenue is recognized.

Cash and Cash Equivalents

        Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. Cash equivalents totaled $4.3 million and $2.6 million at December 31, 2002 and 2001, respectively.

Vendor Rebates and Allowances

        Amounts expected to be received from vendors in the form of discounts and allowances that are evidenced by signed agreements are recognized ratably as a reduction of "Materials, labor, and other operating expenses" in our Consolidated Statements of Income (Loss). Volume discounts are estimated based on the probability of our reaching the specified cumulative level of purchases stated in the signed agreements. Up-front consideration received from vendors and linked to merchandise purchases or other operational commitments is initially deferred and amortized ratably as a reduction of "Materials, labor, and other operating expenses" over the life of the contract or as performance of the activities outlined in the agreement is completed. Amounts received to support selling and distribution activities are recorded as a reduction of "Selling and distribution expenses" in the period the expense is recognized.

Inventory Valuation

        Inventories are valued at the lower of cost or market. Cost is based on the last-in, first-out (LIFO) method of inventory valuation for raw materials and finished goods inventories at most of our domestic wood products and paper manufacturing facilities. Approximately 31% of our inventories are accounted for under this method. For all other inventories, cost is based on the average or first-in, first-out (FIFO) valuation method. Manufactured inventories include costs for materials, labor, and factory overhead.

        Inventories include the following:

	December 31
	2002	2001
	(thousands)

Finished goods and work in process	$545,619	$507,223
Logs	63,026	62,390
Other raw materials and supplies	147,132	135,796
LIFO reserve	(37,811)	(52,456)

	$717,966	$652,953

In 2001, inventory quantity reductions caused a liquidation of LIFO inventory values. The effect of this liquidation was to reduce our pretax loss by $9.0 million.

Property

        Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the net amount of interest cost associated with significant capital additions. Capitalized interest was $3.9 million in 2002, $1.9 million in 2001, and $1.5 million in 2000. Gains and losses from sales and retirements are included in income (loss) as they occur. Most of our paper and wood products manufacturing facilities determine depreciation by a units-of-production method that approximates straight-line over three to five years; other operations use the straight-line method.

        Depreciation is computed over the following estimated useful lives:

Buildings and improvements	20 to 40 years
Furniture and fixtures	5 to 10 years
Machinery, equipment, and delivery trucks	3 to 20 years
Leasehold improvements	3 to 30 years

Timber and Timberlands

        Timber and timberlands are stated at cost, less the accumulated cost of timber previously harvested. The vast majority of our timberlands are long-rotation and have growing cycles averaging over 40 years. Capitalized costs for these timberlands include site preparation, seeding, and planting. Other costs, including thinning, fertilization, pest control, herbicide application, and leases of timberland, are expensed as incurred. At our short-rotation fiber farms, which have growing cycles averaging seven years, costs of planting, thinning, fertilization, pest control, herbicide application, and irrigation are capitalized in accordance with accounting requirements for agricultural products, which this timber more closely resembles. Costs of administration, insurance, property taxes, and interest are expensed on all operations, regardless of growing cycle lengths. We charge capitalized costs, excluding land, against revenue at the time the timber is harvested, based on periodically determined depletion rates. These charges are included in "Depreciation, amortization, and cost of company timber harvested" in the accompanying Consolidated Statements of Income (Loss).

        The timberlands we own or control support our manufacturing facilities in economically segregated geographic areas. We determine timberland depletion rates for each identifiable geographic area. For our short-rotation fiber farms, capitalized costs are accumulated by specifically identifiable farm blocks. As these blocks are harvested, the accumulated capitalized costs on the block are charged against harvest revenues as depletion. For our longer-rotation timberland properties, we calculate depletion rates at the end of each year based on capitalized costs and the total estimated volume of timber that is mature enough to be harvested and processed. We compute the estimated timber inventory volume by adding an estimate of current-year growth to the prior-year ending balance, less the current-year harvest. We test the volume and growth estimates periodically using statistical sampling techniques and data, and we revise them when appropriate. We use the depletion rate calculated at the end of the year to calculate the cost of timber harvested in the subsequent year. We do not change our accounting when the timber reaches maturity or when harvesting begins. We amortize logging roads over their expected useful lives or as related timber is harvested.

        We acquire a portion of our wood requirements from outside sources. Our total obligation for timber under contract was estimated to be approximately $56 million at December 31, 2002. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our financial statements until contract payment terms take effect. The obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, timber availability, and the status of environmental appeals.

Goodwill and Intangible Assets

        Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. In 2001 and 2000, goodwill was amortized on a straight-line basis over its expected useful life, not to exceed 40 years, and we periodically reviewed the recoverability of goodwill and intangible assets. Effective January 1, 2002, we adopted the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which required us to stop amortizing goodwill and to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. In 2002, to test the recoverability of goodwill, we compared the estimated fair value of our reporting units, determined by cash flow forecasts, with the carrying amount of goodwill recorded on our Consolidated Balance Sheets.

        Intangible assets represent the values assigned to customer lists and relationships, noncompete agreements, and exclusive distribution rights of businesses acquired. All of our intangible assets are subject to amortization. Intangible assets are amortized on a straight-line basis over their expected useful lives, which range from three years to 20 years (see Note 8).

Investments in Equity Affiliates

        We use the equity method to account for investments that we do not control but in which we have significant influence. We periodically review the recoverability of investments in equity affiliates.

The measurement of possible impairment is based on the estimated fair value of our investment (see Note 7).

Deferred Software Costs

        We defer internal use software costs that benefit future years. These costs are amortized on the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets included deferred software costs of $63.4 million and $67.8 million at December 31, 2002 and 2001. Amortization of deferred software costs totaled $21.4 million, $20.3 million, and $15.4 million in 2002, 2001, and 2000.

Environmental Remediation and Compliance

        Environmental expenditures resulting in additions to property and equipment that increase useful lives are capitalized, while other environmental expenditures are charged to expense. Liabilities are recorded when assessments and/or remedial efforts are probable and the cost can be reasonably estimated. We have accrued for landfill closure costs over the periods that benefit from the use of the landfill. These environmental liabilities are not discounted. See "New Accounting Standards" below in this Note 1 for changes in accounting for landfill closure costs.

Stock Option Accounting

        In 2002, 2001, and 2000, we had three stock option plans, which are described more fully in Note 13. As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, we have retained the compensation measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations for stock options. Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31
	2002	2001	2000
	(thousands, except per-share amounts)

Reported net income (loss)	$11,340	$(42,501)	$178,574
Add: Total stock-based employee compensation expense determined under the intrinsic value method, net of related tax effects	158	196	205
Deduct: Total stock-based employee compensation expense determined under the fair value method, net of related tax effects	(10,698)	(12,027)	(7,246)

Pro forma net income (loss)	$800	$(54,332)	$171,533

Income (loss) per share—basic
As reported	$(.03)	$ (.96)	$2.89
Pro forma	(.21)	(1.17)	2.77
Income (loss) per share—diluted
As reported	$(.03)	$ (.96)	$2.73
Pro forma	(.21)	(1.17)	2.61

        The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards in future years are anticipated. To calculate stock-based employee compensation expense under SFAS No.123, we estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002, 2001, and 2000: risk-free interest rates of 4.0%, 5.4%, and 6.0%; expected dividends of 60 cents per share for each year; expected lives of 4.3 years for 2002 and 2001 and 4.2 years for 2000; and expected stock price volatility of 40% in 2002 and 30% in 2001 and 2000.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. SFAS No. 148 amends the disclosure requirements of SFAS No. 123 and provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. We have adopted the disclosure provisions of SFAS No. 148; however, we do not currently plan to adopt the fair value accounting model and will continue to use the compensation measurement principles of APB Opinion No. 25.

Research and Development Costs

        We expense research and development costs as incurred. During 2002, research and development expenses were $3.1 million, compared with $4.8 million in 2001 and $5.1 million in 2000.

Advertising and Catalog Costs

        We expense the cost of advertising, except for catalog costs. The costs of producing and distributing sales catalogs are capitalized and charged to expense in the periods in which the related sales occur. Advertising expense was $41.3 million in 2002, $45.0 million in 2001, and $74.2 million in 2000 and is recorded in "Selling and distribution expenses." Capitalized catalog costs, which are included in "Other current assets," totaled $13.3 million at December 31, 2002, and $13.1 million at December 31, 2001.

New Accounting Standards

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. At December 31, 2002, we did not have any unconsolidated variable interest entities.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of Interpretation No. 45 became effective for periods ending after December 15, 2002. The recognition and measurement provisions of Interpretation No. 45 became effective January 1, 2003. This statement will not have a significant impact on our financial position or results of operations.

        In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement addresses financial accounting and reporting obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the new statement, we will record both an initial asset and a liability (discounted) for estimated costs of legal obligations associated with the retirement of long-lived assets. The initial asset will be depreciated over the expected useful life of the asset. This statement changes our accounting for landfill closure costs. We currently accrue the estimated costs of closure over the expected useful life of the landfill. We adopted this statement January 1, 2003, and recognized a one-time charge of approximately $4 million, after tax, as a cumulative-effect adjustment in our Consolidated Statement of Income (Loss).

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted this statement January 1, 2002. It had no impact on our financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to the date of an entity's commitment to an exit plan. It also establishes that fair value is the objective for initial measurement of the liability. We adopted this statement January 1, 2003, and it had no effect on our financial position or results of operations.

Reclassifications

        Certain amounts in prior years' financial statements have been reclassified to conform with the current year's presentation. These reclassifications did not affect net income (loss).

2.    Net Income (Loss) Per Common Share

        Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by applicable shares outstanding. For 2002 and 2001, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss were the same.

	Year Ended December 31
	2002	2001	2000
	(thousands, except per-share amounts)
Basic
Net income (loss)	$11,340	$(42,501)	$178,574
Preferred dividends(a)	(13,101)	(13,085)	(13,095)

Basic income (loss)	$(1,761)	$(55,586)	$165,479

Average shares used to determine basic income (loss) per common share	58,216	57,680	57,288

Basic income (loss) per common share	$(.03)	$(.96)	$2.89
Diluted
Basic income (loss)	$(1,761)	$(55,586)	$165,479
Preferred dividends eliminated	—	—	13,095
Supplemental ESOP contribution	—	—	(11,192)

Diluted income (loss)(b)	$(1,761)	$(55,586)	$167,382

Average shares used to determine basic income (loss) per common share	58,216	57,680	57,288
Stock options and other	—	—	253
Series D Convertible Preferred Stock	—	—	3,872

Average shares used to determine diluted income (loss) per common share(b)(c)	58,216	57,680	61,413

Diluted income (loss) per common share	$(.03)	$(.96)	$2.73
(a)
The dividend attributable to our Series D Convertible Preferred Stock held by our ESOP (employee stock ownership plan) is net of a tax benefit.

(b)
Adjustments totaling $1.3 million in 2002 and 2001, which would have reduced the basic loss to arrive at diluted loss, were excluded because the calculation of diluted loss per share was antidilutive. Also in 2002 and 2001, potentially dilutive common shares of 3.9 million and 4.1 million were excluded from average shares because they were antidilutive.

(c)
Options to purchase 5.6 million, 2.9 million, and 2.8 million shares of common stock were outstanding during 2002, 2001, and 2000 but were not included in the computation of diluted income (loss) per share because the options' exercise prices were greater than the average market price of the common shares. Forward contracts to purchase 5.1 million and 5.2 million shares of common stock were outstanding during 2002 and 2001 but were not included in the computation of diluted income (loss) per share because the conversion price was greater than the market price of the common shares. These forward contracts are related to our adjustable conversion-rate equity security units (see Note 10). No similar forward purchase contracts were outstanding in 2000.

3.    Other (Income) Expense, Net

        "Other (income) expense, net" includes nonroutine and miscellaneous income and expense items. The components of "Other (income) expense, net" in the Consolidated Statements of Income (Loss) are as follows:

	Year Ended December 31
	2002	2001	2000
	(thousands)

Sale and write-down of investment in IdentityNow (Note 7)	$23,646	$54,261	$—
Sale of European operations (Note 15)	(1,388)	(5,000)	(98,618)
Restructuring activities (Note 14)	(750)	57,929	—
Sales of receivables (Note 6)	4,387	8,372	9,317
Postretirement benefits (a)	—	10,871	—
Other, net	4,947	3,027	5,766

	$30,842	$129,460	$(83,535)

(a)
In first quarter 2001, our Corporate and Other segment recorded a $10.9 million pretax, noncash charge to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers. These workers participated in a multiemployer trust that converted to a single employer trust.

4.    Income Taxes

        The income tax (provision) benefit shown in the Consolidated Statements of Income (Loss) includes the following:

	Year Ended December 31
	2002	2001	2000
	(thousands)
Current income tax (provision) benefit
Federal	$(7)	$(926)	$(33,382)
State	—	(2,296)	(14,059)
Foreign	(11,405)	(8,586)	(10,422)

	(11,412)	(11,808)	(57,863)

Deferred income tax (provision) benefit
Federal	26,864	12,601	(54,788)
State	2,769	4,701	(1,336)
Foreign	182	—	(2,362)

	29,815	17,302	(58,486)

	$18,403	$5,494	$(116,349)

        During 2002, 2001, and 2000, we made cash payments, net of refunds received, of $(12.7) million, $13.0 million, and $48.6 million.

        A reconciliation of the statutory U.S. federal tax (provision) benefit and our reported tax (provision) benefit is as follows:

	Year Ended December 31
	2002	2001	2000
	(thousands)

Statutory tax (provision) benefit	$(352)	$16,664	$(104,416)
State taxes	3,294	1,563	(10,007)
Foreign tax provision different from theoretical rate	(3,187)	(2,877)	(9,723)
Charitable contributions	95	4,725	6,828
Basis difference in investments disposed of	16,383	—	—
Nondeductible write-down of assets	—	(14,871)	—
Other, net	2,170	290	969

Reported tax (provision) benefit	$18,403	$5,494	$(116,349)

        At December 31, 2002, we had $105 million of alternative minimum tax credits, which may be carried forward indefinitely. At December 31, 2002, we had a $211 million federal net operating loss carryover, which expires in 2022.

        The components of the net deferred tax liability in the Consolidated Balance Sheets are as follows:

	December 31
	2002		2001
	Assets	Liabilities	Assets	Liabilities
	(thousands)

Employee benefits	$296,472	$77,906	$196,533	$48,333
Property and equipment and timber and timberlands	24,000	530,617	23,235	520,663
Net operating loss	68,316	—	—	—
Alternative minimum tax	105,028	—	99,438	—
Reserves	10,479	1,500	16,578	—
Inventories	9,012	—	10,399	—
State income taxes	43,530	49,349	25,673	47,619
Deferred charges	1,369	11,547	1,613	6,405
Investments	2,660	4,166	3,524	4,977
Other	39,172	38,179	40,316	32,613

	$600,038	$713,264	$417,309	$660,610

        Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. We did not record a valuation allowance in any of the years presented.

        Pretax income (loss) from domestic and foreign sources is as follows:

	Year Ended December 31
	2002	2001	2000
	(thousands)

Domestic	$(20,175)	$(59,105)	$287,430
Foreign	21,180	11,494	10,901

Pretax income (loss)	$1,005	$(47,611)	$298,331

        At December 31, 2002, our foreign subsidiaries had $70.5 million of undistributed earnings that had been indefinitely reinvested. It is not practical to make a determination of the additional U.S. income taxes, if any, that would be due upon remittance of these earnings until the remittance occurs.

5.    Leases

        We capitalize lease obligations for which we assume substantially all property rights and risks of ownership. We treat all other leases as operating leases. We did not have any material capital leases during any of the periods presented. Rental expenses for operating leases were $63.6 million in 2002, $63.4 million in 2001, and $63.9 million in 2000. Sublease rental income received was $1.3 million in 2002 and 2001 and $1.2 million in 2000. For operating leases with remaining terms of more than one year, the minimum lease payment requirements are $42.4 million for 2003, $38.1 million for 2004, $32.2 million for 2005, $27.3 million for 2006, and $23.4 million for 2007, with total payments thereafter of $239.9 million. As of December 31, 2002, the total minimum rentals to be received in the future under noncancelable subleases was $10.2 million.

        Substantially all lease agreements have fixed payment terms based on the passage of time. Some lease agreements provide us with the option to purchase the leased property. Additionally, some agreements contain renewal options averaging eight years, with fixed payment terms similar to those in the original lease agreements.

6.    Receivables

        We have sold fractional ownership interests in a defined pool of trade accounts receivable. At December 31, 2002, 2001, and 2000, $200 million of sold accounts receivable were excluded from "Receivables" in the accompanying Consolidated Balance Sheets, compared with the December 31, 1999, balance of $100 million. The increase of $100 million in sold accounts receivable at December 31, 2000, over the amount at December 31, 1999, provided cash from operations in 2000. The portion of fractional ownership interest we retain is included in "Receivables" in the Consolidated Balance Sheets. This program consists of a revolving sale of receivables committed to by the purchasers for 364 days and is subject to renewal. Costs related to the program are included in "Other (income) expense, net" in the Consolidated Statements of Income (Loss); see Note 3. Under the accounts receivable sale agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables, and the historical performance of the receivables we sell, not to exceed $200 million.

7.    Investments in Equity Affiliates

        In December 2001, we wrote down our 29% investment in IdentityNow by $54.3 million to its estimated fair value of $25.0 million and recorded $4.6 million of tax benefits associated with the write-down. The write-down was the result of analysis performed after we received notice in December 2001 that the consolidated group of which IdentityNow is a member was experiencing liquidity problems that could affect IdentityNow. In addition, the promotional products industry was hit hard in 2001 by the decline in the U.S. economy, as companies reduced their discretionary spending. Also in December 2001, IdentityNow provided us with revised revenue projections showing lower sales for the company than previously estimated. Based on this information, we concluded that a decline in the fair value of our investment in IdentityNow was more than temporary. We wrote down our investment using a discounted cash flow valuation method.

        In May 2002, we sold the stock of our wholly owned subsidiary that held our investment in IdentityNow. We recorded a $23.6 million pretax loss related to this sale. We also recorded $27.6 million of tax benefits associated with this sale and our previous write-down. For the year ended December 31, 2002, this transaction resulted in a net after-tax gain of $4 million.

        In 2002 and 2001, the loss on the sale and the write-down discussed above are included in "Other (income) expense, net," and the tax benefits are included in "Income tax (provision) benefit" in the Consolidated Statements of Income (Loss).

        Our other principal investment in affiliates, which we account for under the equity method, is a 47% interest in Voyageur Panel, which owns an oriented strand board plant in Barwick, Ontario, Canada. A Canadian forest products manufacturer and two insurance companies own the other equity interests. Our investment in this venture was $35.5 million and $36.1 million at December 31, 2002 and 2001. During 2002, Voyageur Panel had sales to Boise of $33.0 million, compared with $27.5 million in 2001 and $32.4 million in 2000. We have an agreement with Voyageur Panel under which we operate the plant and market its product. During 2002, Voyageur Panel paid us sales commissions of $2.2 million, compared with $1.9 million in 2001 and $2.6 million in 2000. Management fees paid to us by Voyageur Panel were $1.1 million in 2002 and 2001 and $1.0 million in 2000. The debt of this affiliate, which totaled $5.2 million at December 31, 2002, and $15.6 million at December 31, 2001, has been issued without recourse to us. The other shareholders have the right to require Voyageur Panel to buy their equity interests at fair market value. We have the right to buy any shares sold back to Voyageur Panel before they are sold to other investors.

8.    Goodwill and Intangible Assets

        Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. Effective January 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires us to assess our acquired goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We completed our annual assessment in accordance with the provisions of the standard in second quarter 2002 using data as of January 1, 2002, and there was no impairment. Based on our review for impairment indicators in the second half of 2002, we have determined that an impairment review is not required prior to our annual review during the first quarter of 2003.

        We stopped amortizing goodwill January 1, 2002. A reconciliation of previously reported net income (loss) and net income (loss) per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effects, is as follows:

	Year Ended December 31
	2002	2001	2000
	(thousands, except per-share amounts)

Reported net income (loss)	$11,340	$(42,501)	$178,574
Goodwill amortization, net of tax	—	8,864	12,095

Adjusted net income (loss)	$11,340	$(33,637)	$190,669

Reported basic income (loss) per share	$(.03)	$(.96)	$2.89
Goodwill amortization, net of tax	—	.15	.21
Adjusted basic income (loss) per share	$(.03)	$(.81)	$3.10
Reported diluted income (loss) per share	$(.03)	$(.96)	$2.73
Goodwill amortization, net of tax	—	.15	.19
Adjusted diluted income (loss) per share	$(.03)	$(.81)	$2.92

        Changes in the carrying amount of goodwill by segment are as follows:

	Boise Office Solutions	Boise Building Solutions	Total
	(thousands)

Balance at December 31, 2000	$385,154	$11,643	$396,797
Goodwill acquired during year	7,487	—	7,487
Effect of foreign translation	(8,823)	(271)	(9,094)
Purchase price adjustments	(544)	658	114
Amortization	(9,729)	(390)	(10,119)

Balance at December 31, 2001	373,545	11,640	385,185
Goodwill acquired during year	3,782	—	3,782
Effect of foreign translation	14,280	(1)	14,279
Purchase price adjustments	(2,705)	—	(2,705)

Balance at December 31, 2002	$388,902	$11,639	$400,541

        Acquired intangible assets are recorded in "Other assets" in the accompanying Consolidated Balance Sheets and totaled $24.6 million and $23.1 million at December 31, 2002 and 2001.

        Intangible assets represent the values assigned to customer lists and relationships, noncompete agreements, and exclusive distribution rights of businesses acquired. All of our intangible assets are subject to amortization. Intangible assets are amortized on a straight-line basis over their expected useful lives. Customer lists and relationships are amortized over 5 to 20 years, noncompete agreements over 3 to 5 years, and exclusive distribution rights over 10 years. Intangible assets consisted of the following:

	Year Ended December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Customer lists and relationships	$25,556	$(4,263)	$21,293
Noncompete agreements	4,981	(3,971)	1,010
Exclusive distribution rights	2,919	(593)	2,326

	$33,456	$(8,827)	$24,629

	Year Ended December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Customer lists and relationships	$21,867	$(2,366)	$19,501
Noncompete agreements	4,346	(2,889)	1,457
Exclusive distribution rights	2,369	(234)	2,135

	$28,582	$(5,489)	$23,093

        Intangible asset amortization expense totaled $3.1 million, $2.8 million, and $1.5 million in 2002, 2001, and 2000, respectively. The estimated amortization expense is $2.7 million, $2.3 million, $2.3 million, $2.3 million, and $2.2 million in 2003, 2004, 2005, 2006, and 2007, respectively.

9.    Debt

        In March 2002, we entered into a three-year, unsecured revolving credit agreement with 14 major financial institutions. The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. The borrowing capacity under the agreement can be expanded to a maximum of $600 million. The revolving credit agreement replaced a similar agreement that would have expired in June 2002. Borrowings of $180 million under the old agreement were repaid. Borrowings under the new agreement were $250 million at December 31, 2002. At December 31, 2002, our borrowing rate under the agreement was 2.4%. We have entered into interest rate swaps related to $150 million of these borrowings, which gave us an effective interest rate for outstanding borrowings under the revolving credit agreement of 4.4% at December 31, 2002. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at December 31, 2002, exceeded the defined minimum by $113.1 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

        The 9.45% debentures issued in October 1989 contain a provision under which, in the event of the occurrence of both a designated event (change of control), as defined, and a rating decline, as defined, the holders of these securities may require Boise to redeem the securities.

        At December 31, 2002 and 2001, we had $28.0 million and $48.7 million of short-term borrowings outstanding. The maximum amounts of combined short-term borrowings outstanding during the years ended December 31, 2002 and 2001, were $304.5 million and $126.9 million. The average amounts of short-term borrowings outstanding during the years ended December 31, 2002 and 2001, were $49.9 million and $50.9 million. For 2002 and 2001, the average interest rates for these borrowings were 2.5% and 4.6%.

        Long-term debt, almost all of which is unsecured, consists of the following:

	December 31
	2002(a)	2001
	(thousands)
7.05% notes, due in 2005, net of unamortized discount of $111,000	$153,264	$149,842
7.50% notes, due in 2008, net of unamortized discount of $135,000	149,865	—
9.45% debentures, due in 2009, net of unamortized discount of $154,000	149,846	149,824
7.35% debentures, due in 2016, net of unamortized discount of $70,000	124,930	124,925
Medium-term notes, Series A, with interest rates averaging 7.6% and 7.8%, due in varying amounts annually through 2019	412,705	353,005
Revenue bonds and other indebtedness, with interest rates averaging 6.2% and 5.7%, due in varying amounts annually through 2029, net of unamortized discount of $117,000	254,570	283,249
American & Foreign Power Company Inc. 5% debentures, due in 2030, net of unamortized discount of $757,000	17,869	18,400
Revolving credit borrowings, with interest rates averaging 4.4% and 3.8%	250,000	250,000
9.85% notes, paid at maturity	—	125,000

	1,513,049	1,454,245
Less current portion	125,651	391,379

	1,387,398	1,062,866
Guarantee of 8.4% ESOP debt, due in installments through 2004	51,448	80,889

	$1,438,846	$1,143,755

(a)
The amount of net unamortized discount disclosed applies to long-term debt outstanding at December 31, 2002.

        At December 31, 2002, we had $193 million of unused borrowing capacity registered with the Securities and Exchange Commission (SEC) for additional debt securities. In addition, a registration statement filed with the SEC covering $500 million in universal shelf capacity became effective in April 2002. Under this registration statement, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and/or purchase contracts.

        In January 2002, we sold $150 million of 7.5% notes due in 2008. We used proceeds from this sale to reduce amounts outstanding under our revolving credit agreement and short-term debt. In June 2002, we retired our $125 million 9.85% notes.

        The scheduled payments of long-term debt are $159.5 million in 2003, $97.9 million in 2004, $488.3 million in 2005, $39.1 million in 2006, and $25.4 million in 2007. Of the total amount in 2005, $250.0 million represents the amount outstanding at December 31, 2002, under our revolving credit agreement.

        Cash payments for interest, net of interest capitalized, were $114.1 million in 2002, $130.0 million in 2001, and $153.0 million in 2000.

        We have guaranteed the debt used to fund an employee stock ownership plan (ESOP) that is part of the Savings and Supplemental Retirement Plan for our U.S. salaried employees (see Note 12). We have recorded the debt in our Consolidated Balance Sheets, along with an offset in the shareholders' equity section that is titled "Deferred ESOP benefit." We have guaranteed tax indemnities on the ESOP debt. The interest rate on the guaranteed debt is subject to adjustment for events described in the loan agreement.

10.  Company-Obligated Mandatorily Redeemable Securities of Subsidiary Trust

        In December 2001, Boise Cascade Trust I issued 3,450,000 7.5% adjustable conversion-rate equity security units to the public at an aggregate offering price of $172.5 million. Boise Cascade Trust I is a statutory business trust wholly owned by the company. There are two components of each unit. Investors received a preferred security issued by the trust with a liquidation amount of $50, which is mandatorily redeemable in December 2006. From each unit, investors receive a quarterly distribution at the annual rate of 7.5%. The rate will reprice in September 2004 based on then-market rates of return. Investors also received a contract to purchase common shares of Boise for $50 in December 2004. For each unit, investors will receive between 1.2860 and 1.5689 of our common shares, depending on the average trading price of our common stock at that time. The units trade on the New York Stock Exchange under ticker symbol BEP.

        The trust used the proceeds from the offering to purchase debentures issued by Boise. These debentures are 7.5%, senior, unsecured obligations that mature in December 2006. They carry the same payment terms as the preferred securities issued by the trust. We irrevocably guarantee the trust's distributions on the preferred securities. Our guarantee is senior and unsecured and is limited to the funds the trust receives from the debentures. We used the proceeds from the sale of the debentures to the trust to reduce amounts outstanding under our revolving credit agreement and short-term debt.

        The units are shown on our Consolidated Balance Sheets as minority interest in the caption "Company-obligated mandatorily redeemable securities of subsidiary trust holding solely debentures of parent." We report distributions on the units, whether paid or accrued, as a charge to "Minority interest, net of income tax" in our Consolidated Statements of Income (Loss).

11.  Financial Instruments

        Our debt is predominantly fixed-rate. At December 31, 2002, the estimated current market value of our debt, based on then-current interest rates for similar obligations with like maturities, was approximately $20 million less than the amount of debt reported in the Consolidated Balance Sheet. The estimated fair values of our other financial instruments, cash and cash equivalents, receivables, and short-term borrowings are the same as their carrying values. In the opinion of management, we do not have any significant concentration of credit risks. Concentration of credit risks with respect to trade receivables is limited due to the wide variety of customers and channels to and through which our products are sold, as well as their dispersion across many geographic areas.

        Changes in interest and currency rates expose the company to financial market risk. We occasionally use derivative financial instruments, such as interest rate swaps, rate hedge agreements, forward purchase contracts, and forward exchange contracts, to hedge underlying debt obligations or anticipated transactions. We do not use them for trading purposes. For qualifying hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the swap or underlying debt. Gains and losses related to qualifying hedges of foreign currency firm commitments and anticipated transactions are deferred and recognized in income or as adjustments of carrying amounts when the hedged transactions occur. Unrealized gains and losses on all other forward exchange contracts are included in current-period net income (loss).

        In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rate at December 31, 2002, was 3.6%. The swap expires in May 2005. This swap is designated as a fair value hedge of a proportionate amount of the fixed-rate debentures. The swap and the proportionate amount of debentures are marked to market, with changes in the fair value of the instruments recorded in income (loss). This swap was fully effective in hedging the changes in the fair value of the hedged item; accordingly, changes in the fair value of these instruments had no net impact on our reported income (loss) in the current periods.

        In January and August 2002, we entered into swaps for electricity that convert 40 and 36 megawatts of usage in the Northwest to a fixed rate. The January swap expired at the end of 2002, and the August swap expires at the end of 2003. In January 2002, we also entered into natural gas swaps that convert 6,000 MMBtu per day of natural gas usage to a fixed price. These swaps expire in March 2003. These swaps are designated as cash flow hedges. Accordingly, changes in the fair value of these swaps, net of taxes, are recorded in "Accumulated other comprehensive loss" in our Consolidated Balance Sheets. These swaps were fully effective in hedging the changes in the fair value of the hedged items.

        At December 31, 2001, we had forward exchange contracts that were purchased to mitigate exchange risk related to 187.7 million New Zealand dollar-denominated receivables. Exchange gains and losses on the forward exchange contracts partially offset exchange gains and losses on the receivables. These contracts, which matured in February 2002 and were not renewed, had a notional amount in New Zealand dollars of 160.0 million, a weighted average contractual exchange rate of 0.4138, and a fair value of $(0.4) million at December 31, 2001, based on the spot rate on that date. Valuation gains and losses on these contracts were recognized in income as they occurred.

        In February 2001, we entered into two interest rate swaps with notional amounts of $50 million each, maturing in February 2003 and February 2004. Also, in November 2001, we entered into an interest rate swap with a notional amount of $50 million, maturing in November 2004. The swaps hedge the variable cash flow risk from the variable interest payments on $150 million of our revolving credit agreement. The effective fixed interest rate in both 2002 and 2001 was 4.8%. Changes in the fair value of these swaps, net of taxes, are recorded in "Accumulated other comprehensive loss" and reclassified to interest expense as interest expense is recognized on the revolving credit agreement. Amounts reclassified in 2002 and 2001 totaled $3.2 million and $1.4 million, respectively. Assuming no change in interest rates, $4.4 million would be reclassified in 2003. Ineffectiveness related to these hedges was not significant.

        We are exposed to modest credit-related risks in the event of nonperformance by counterparties to these forward exchange contracts and interest rate swaps. However, we do not expect the counterparties, which are all major financial institutions, to fail to meet their obligations.

12.  Retirement and Benefit Plans

        Most of our employees are covered by noncontributory defined benefit pension plans. The pension benefit for salaried employees is based primarily on the employees' years of service and highest five-year average compensation. The benefit for hourly employees is generally based on a fixed amount per year of service. Our contributions to our pension plans vary from year to year, but we have made at least the minimum contribution required by law each year. The assets of the pension plans are invested primarily in common stocks, fixed-income securities, and cash equivalents.

        We also sponsor contributory savings and supplemental retirement plans for most of our salaried and hourly employees. The program for salaried employees includes an employee stock ownership plan (ESOP). Under that plan, our Series D ESOP convertible preferred stock (see Note 13) is being allocated to eligible participants through 2004, as principal and interest payments are made on the ESOP debt by the plan and guaranteed by the company. Total expense for these plans was $31.1 million in 2002, $27.9 million in 2001, and $26.2 million in 2000.

        The type of retiree health care benefits and the extent of coverage vary based on employee classification, date of retirement, location, and other factors. All of our postretirement health care plans are unfunded. We explicitly reserve the right to amend or terminate our retiree medical plans at any time, subject only to constraints, if any, imposed by the terms of collective bargaining agreements. Accrual of costs pursuant to accounting standards does not affect, or reflect, our ability to amend or terminate these plans. Amendment or termination may significantly affect the amount of expense incurred.

        The 1992 trend rate for medical care costs was 8.5%, which we assumed would decrease ratably over ten years to 6%. At December 31, 2002, we measured our medical care benefit liability using a 10% trend rate for medical costs. The rate is assumed to decrease ratably over five years to 5%. A 1% increase in the trend rate for medical care costs would have increased the December 31, 2002, benefit obligation by $3.1 million and postretirement health care expense for the year ended December 31, 2002, by $0.3 million. A 1% decrease in the trend rate for medical care costs would have decreased the December 31, 2002, benefit obligation by $2.6 million and postretirement health care expense for the year ended December 31, 2002, by $0.3 million.

        The following table, which includes only company-sponsored plans, reconciles the beginning and ending balances of our projected benefit obligation:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
	(thousands)
Change in benefit obligation
Projected benefit obligation at beginning of year	$1,472,389	$1,378,837	$98,078	$91,094
Service cost	36,646	33,862	1,471	1,283
Interest cost	103,554	97,343	7,056	6,758
Amendments	291	1,814	(1,955)	7,840
Actuarial loss	83,441	37,284	10,314	1,759
Canadian obligations	—	—	97	(639)
Closures and curtailments	25	7,415	—	—
Benefits paid	(86,006)	(84,166)	(9,201)	(10,017)

Projected benefit obligation at end of year	$1,610,340	$1,472,389	$105,860	$98,078

        The following table reconciles the beginning and ending balances of the fair value of plan assets:

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
	(thousands)
Change in plan assets
Fair value of plan assets at beginning of year	$1,149,458	$1,264,201	$—	$—
Actual return on plan assets	(113,221)	(50,953)	—	—
Employer contribution	48,000	17,700	—	—
Benefits paid	(83,669)	(81,490)	—	—

Fair value of plan assets at end of year	$1,000,568	$1,149,458	$—	$—

        The following table shows the aggregate funded status of our plans, including amounts not recognized and recognized in our Consolidated Statements of Income (Loss). The funded status changes from year to year based on the investment return from plan assets.

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
	(thousands)

Funded status	$(609,772)	$(322,931)	$(105,860)	$(98,078)
Unrecognized actuarial loss	617,295	304,098	17,856	7,660
Unrecognized transition obligation	—	—	4,775	5,252
Unrecognized prior service cost	35,523	41,296	(5,537)	(5,444)

Net amount recognized	$43,046	$22,463	$(88,766)	$(90,610)

        The following table shows the amounts recognized in our Consolidated Balance Sheets. The prepaid benefit cost and intangible assets are included in "Other assets." The accrued benefit liability is included in "Other, compensation and benefits," net of a current portion of $92.6 million and $31.2 million at December 31, 2002 and 2001, respectively. The current portion is reflected in "Accrued liabilities, compensation and benefits."

	Pension Benefits		Other Benefits
	2002	2001	2002	2001
	(thousands)

Prepaid benefit cost	$70,247	$51,707	$—	$—
Intangible asset	36,316	41,561	—	—
Accrued benefit liability	(568,715)	(268,319)	(88,766)	(90,610)
Accumulated other comprehensive loss, net of income taxes	308,079	120,084	—	—
Deferred income taxes	197,119	77,430	—	—

Net amount recognized	$43,046	$22,463	$(88,766)	$(90,610)

        The assumptions used in accounting for our plans are estimates of factors that will determine, among other things, the amount and timing of future benefit payments. The following table presents the assumptions used in the measurement of our benefit obligations:

	Pension Benefits			Other Benefits
	2002	2001	2000	2002	2001	2000
Weighted average assumptions as December 31
Discount rate	6.75%	7.25%	7.25%	6.75%	7.25%	7.25%
Expected return on plan assets	9.25%	9.75%	9.75%	—	—	—
Rate of compensation increase	4.50%	4.75%	4.75%	—	—	—

        As a result of weak equity market performance, we reduced our assumption for the expected return on plan assets used in our calculation of 2003 net periodic benefit cost to 8.5%.

        The components of net periodic benefit cost are as follows:

	Pension Benefits Year Ended December 31			Other Benefits Year Ended December 31
	2002	2001	2000	2002	2001	2000
	(thousands)

Service cost	$36,646	$33,862	$31,304	$1,471	$1,283	$1,290
Interest cost	103,554	97,343	92,236	7,056	6,758	6,310
Expected return on plan assets	(118,490)	(127,414)	(125,327)	—	—	—
Recognized actuarial (gain) loss	1,955	266	331	710	222	48
Amortization of prior service costs and other	6,089	6,514	5,741	(1,908)	(1,865)	(1,677)

Company-sponsored plans	29,754	10,571	4,285	7,329	6,398	5,971
Multiemployer pension plans	618	573	533	—	—	—

Net periodic benefit cost	$30,372	$11,144	$4,818	$7,329	$6,398	$5,971

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1.6 billion, $1.5 billion, and $1.0 billion as of December 31, 2002, and $1.5 billion, $1.4 billion, and $1.1 billion as of December 31, 2001.

13.  Shareholders' Equity

Preferred Stock

        At December 31, 2002, 4,280,615 shares of 7.375% Series D ESOP convertible preferred stock were outstanding. The stock is shown in the Consolidated Balance Sheets at its liquidation preference of $45 per share. The stock was sold in 1989 to the trustee of our ESOP for salaried employees and will be allocated to eligible participants through 2004 (see Note 12). Of the total shares outstanding, 3,432,247 shares have been allocated to participants of the plan. Each ESOP preferred share is entitled to one vote, bears an annual cumulative dividend of $3.31875, and is convertible at any time by the trustee to 0.80357 share of common stock. The ESOP preferred shares may not be redeemed for less than the liquidation preference.

Common Stock

        We are authorized to issue 200,000,000 shares of common stock, of which 58,283,719 shares were issued and outstanding at December 31, 2002. Of the unissued shares, 18,099,197 shares were reserved for the following:

Conversion or redemption of Series D ESOP preferred stock	3,439,773
Issuance under Key Executive Stock Option Plan	8,802,278
Issuance under Director Stock Compensation Plan	69,255
Issuance under Director Stock Option Plan	184,500
Issuance under Key Executive Deferred Compensation Plan	190,681
Issuance under Adjustable Conversion-Rate Equity Security Units	5,412,710

        We have a shareholder rights plan that was adopted in December 1988, amended in September 1990, and renewed in September 1997. The renewed rights plan became effective in December 1998 and expires in December 2008.

Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss includes the following:

	Minimum Pension Liability Adjustment	Foreign Currency Translation Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Loss
	(thousands)
Balance at December 31, 2001, net of taxes	$(120,084)	$(16,810)	$(2,907)	$(139,801)
Current-period changes, net of taxes	(187,995)	12,829	861	(174,305)

Balance at December 31, 2002, net of taxes	$(308,079)	$(3,981)	$(2,046)	$(314,106)

Stock Units

        We have a deferred compensation program (approved by our shareholders) for our executive officers that allows them to defer a portion of their cash compensation. They may choose to allocate their deferrals to a stock unit account. Each stock unit is equal in value to one share of our common stock. We match deferrals used to purchase stock units with a 25% company allocation of stock units. Allocated stock units accumulate imputed dividends in the form of additional stock units equal to dividends on common stock that are charged to compensation expense. We will pay out the value of deferred stock unit accounts in shares of our common stock when an officer retires or terminates employment. At December 31, 2002, 104,950 stock units were allocated to the accounts of these executive officers.

Stock Options

        In 2002, 2001, and 2000, we had three shareholder-approved stock option plans: the BCC Key Executive Stock Option Plan (KESOP), the BCC Director Stock Option Plan (DSOP), and the BCC Director Stock Compensation Plan (DSCP). None of our plans allows repricing.

        The KESOP provides for the grant of options to purchase shares of our common stock to key employees of the company. The exercise price is equal to the fair market value of our common stock on the date the options are granted. Options expire, at the latest, ten years and one day following the grant date.

        The DSOP, available only to nonemployee directors, provides for annual grants of options. The exercise price is equal to the fair market value of our common stock on the date the options are granted. Options expire the earlier of three years after the director ceases to be a director or ten years after the grant date.

        The DSCP permits nonemployee directors to elect to receive grants of options to purchase shares of our common stock in lieu of cash compensation. The difference between the $2.50-per-share exercise price of DSCP options and the market value of the common stock subject to the options is intended to offset the cash compensation that participating directors elect not to receive. Options expire three years after the holder ceases to be a director.

        Under the KESOP and DSOP, options may not, except under unusual circumstances, be exercised until one year following the grant date. Under the DSCP, options may be exercised six months after the grant date.

        A summary of the status of stock options at December 31, 2002, 2001, and 2000, and the changes during the years then ended is presented in the table below:

	2002		2001		2000
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Balance at beginning of year	7,156,418	$32.99	6,007,259	$31.52	4,485,034	$33.28
Options granted	2,038,844	27.64	1,959,588	35.42	1,792,482	27.03
Options exercised	(218,462)	23.78	(717,639)	26.60	(179,157)	29.43
Options forfeited and expired	(60,250)	39.00	(92,790)	38.42	(91,100)	33.56

Balance at end of year	8,916,550	31.95	7,156,418	32.99	6,007,259	31.52

Exercisable at end of year	6,877,706		5,198,920		4,214,777
Weighted average fair value of options granted (Black-Scholes)	$7.12		$10.21		$7.62

        The following table provides summarized information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 2.50	66,443	—	$2.50	55,284	$2.50
$18.00 — $28.00	3,661,366	7.98	27.04	1,666,181	26.19
$28.01 — $39.00	4,609,341	6.76	34.80	4,576,841	34.84
$39.01 — $44.00	579,400	2.63	43.73	579,400	43.73

14.  Restructuring Activities

        In February 2001, we announced the permanent closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the significant decline in federal timber offered for sale. We completed these closures in second quarter 2001, and 373 positions were eliminated. In first quarter 2001, we recorded a pretax charge of $54.0 million related to these closures. Sales for our Idaho operations for the years ended December 31, 2001 and 2000, were $66.0 million and $115.8 million. The operating loss for the year ended December 31, 2001, was $5.8 million, while operating income for the year ended December 31, 2000, was $2.2 million. In first quarter 2001, we wrote off our investment in assets in Chile with a pretax charge of $4.9 million.

        We recorded both of these charges in our Boise Building Solutions segment and in "Other (income) expense, net" in the Consolidated Statement of Loss for the year ended December 31, 2001.

        We recorded asset write-downs for plant and equipment at the closed Idaho facilities and the write-off of our equity investment in and related receivables from a joint venture in Chile. Employee-related costs included pension curtailment costs arising from the shutdowns of the Idaho facilities and severance costs. We recorded other exit costs, including tear-down and environmental cleanup costs related to the Idaho facilities and reserves for contractual obligations with no future benefit. These restructuring reserve liabilities are included in "Accrued liabilities, other" in the accompanying Consolidated Balance Sheets.

        Restructuring reserve liability account activity related to these 2001 charges is as follows:

	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	(thousands)

2001 expense recorded	$21,300	$15,000	$22,600	$58,900
Assets written down	(21,300)	—	—	(21,300)
Pension liabilities recorded	—	(9,600)	—	(9,600)
Charges against reserve	—	(5,000)	(10,100)	(15,100)

Restructuring reserve at December 31, 2001	—	400	12,500	12,900
Proceeds from sales of assets	—	—	1,500	1,500
Charges against reserve	—	(400)	(7,400)	(7,800)

Restructuring reserve at December 31, 2002	$—	$—	$6,600	$6,600

        In 1998, we recorded restructuring charges totaling $118.9 million related to the closure of four wood products mills and companywide cost-reduction and restructuring initiatives. This restructuring is almost complete, with the exception of a few ongoing severance payments and cleanup costs. As a result of the 1998 restructurings, 615 employees left the company. Remaining reserves included in "Accrued liabilities, other" at December 31, 2002, totaled $0.4 million, compared with $1.6 million at December 31, 2001.

        An analysis of total restructuring reserve liability account activity is as follows:

	Year Ended December 31
	2002	2001	2000
	(thousands)

Balance at beginning of year	$14,500	$3,900	$9,300
Current-year reserves
Charges to income	—	28,000	—
Proceeds from sales of assets	1,500	—	—
Charges against reserve	(8,250)	(16,400)	(5,400)
Reserves credited to income	(750)	(1,000)	—

Balance at end of year	$7,000	$14,500	$3,900

15.  Boise Office Solutions Acquisitions and Divestitures

        In April 2000, we completed a tender offer for the outstanding common stock of Boise Cascade Office Products Corporation (BCOP) owned by shareholders other than Boise. BCOP again became a wholly owned subsidiary of Boise. The purchase price, including transaction costs and payments to shareholders and stock option holders, totaled $216.1 million. It was funded by short-term borrowings and by borrowings under our revolving credit agreement.

        In 2002, 2001, and 2000, we made various acquisitions, all of which were accounted for under the purchase method of accounting. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based on their estimated fair values. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets and liabilities. Such adjustments were not significant to our financial position or results of operations. The excess of the purchase prices over the estimated fair values of the tangible and intangible net assets acquired were recorded as goodwill. The results of operations of the acquired businesses are included in our operations following the dates of acquisition.

        We acquired one business in 2002, one business in 2001, and two businesses in 2000. Except for the Blue Star acquisition discussed below, our acquisitions in these years were not material individually or in the aggregate. Amounts paid, acquisition liabilities recorded, and debt assumed for these acquisitions are as follows:

	2002	2001	2000
	(thousands)

Cash paid	$1,098	$4,655	$115,666
Acquisition liabilities recorded	2,746	3,000	13,874
Debt assumed	—	—	144

        In September 2000, we sold our European office products operations to Guilbert S.A. of France for $335.3 million. After debt repayments of $17.2 million, we received $158.5 million in 2000 and a final payment, net of forward exchange contracts, of $159.6 million in 2001. The sale resulted in a pretax gain for the year ended December 31, 2000, of $98.6 million. In 2002 and 2001, we reversed $1.4 million and $5.0 million of reserves for potential claims rising from the sale. Under the terms of the sale, claims may no longer be submitted. The gain on the sale and the reversal of reserves were recorded in our Boise Office Solutions segment and in "Other (income) expense, net" in the accompanying Consolidated Statements of Income (Loss). Our sales for these operations for the year ended December 31, 2000, totaled $241.8 million.

        In October 2000, we acquired the Blue Star Business Supplies Group of US Office Products (Blue Star), a distributor and manufacturer of office, packaging, and educational supplies in Australia and New Zealand, for $114.7 million in cash and the recording of $13.2 million in acquisition liabilities. We have closed 17 acquired distribution centers, and approximately 290 employees have been terminated since our acquisition. The acquisition liability balance was $1.3 million at December 31, 2002. Blue Star had sales of approximately $300 million for its fiscal year ended April 29, 2000.

        On a pro forma basis, if our 2000 acquisitions and divestitures had occurred on January 1, 2000, sales for that year would have decreased about $85 million, while net income and diluted earnings per share would not have materially changed. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transactions had taken place on the dates assumed.

        As a result of these acquisitions, short-term acquisition liabilities of $3.6 million at December 31, 2002, and $7.3 million at December 31, 2001, were included in "Other accrued liabilities." There were no significant long-term acquisition liabilities at December 31, 2002 or 2001.

16.  Segment Information

        We operate our business using four reportable segments: Boise Office Solutions, Boise Building Solutions, Boise Paper Solutions, and Corporate and Other. These segments represent distinct businesses that are managed separately because of the differing products and services. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the company based on these operating segments.

        Boise Office Solutions markets and sells office supplies and paper, technology products, and office furniture. All the products sold by this segment are purchased from outside manufacturers or from industry wholesalers, except office papers, which are sourced primarily from our paper operations.

        Boise Building Solutions manufactures, markets, and distributes various products that are used for construction. These products include structural panels (plywood and oriented strand board), engineered wood products, lumber, particleboard, and building supplies. Most of these products are sold to independent wholesalers and dealers and through our own wholesale building materials distribution outlets.

        Boise Paper Solutions manufactures, markets, and distributes uncoated free sheet papers (office papers, printing grades, forms bond, envelope papers, and value-added papers), containerboard, corrugated containers, newsprint, and market pulp. These products are sold to distributors, industrial customers, and our office products business, primarily by our own sales personnel. Boise Office Solutions sells these products directly to large corporate, government, and small- and medium-sized offices.

        Corporate and Other includes corporate support staff services and related assets and liabilities.

        The segments' profits and losses are measured on operating profits before interest expense, income taxes, minority interest, extraordinary items, and cumulative effect of accounting changes. Specified expenses are allocated to the operating segments. For some of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

        The segments follow the accounting principles described in the Summary of Significant Accounting Policies (see Note 1). Sales between segments are recorded primarily at market prices.

        No single customer accounts for 10% or more of consolidated trade sales. Boise's export sales to foreign unaffiliated customers were $124.3 million in 2002, $127.8 million in 2001, and $175.2 million in 2000.

        During 2002 and 2001, Boise Office Solutions had foreign operations in Canada, Mexico, Australia, and New Zealand. During 2000, Boise Office Solutions had foreign operations in Australia, Belgium, Canada, France, New Zealand, Spain, and the United Kingdom. Boise Building Solutions has a small wood I-joist plant in Canada that was acquired in June 2000. In late 2001, we started up a veneer and plywood plant in Brazil. We also have a 47% interest in an oriented strand board plant in Canada, which is accounted for under the equity method.

        The following table summarizes net sales and long-lived assets by geography:

	Year Ended December 31
	2002	2001	2000
	(millions)
Net sales
United States	$6,605.3	$6,620.5	$6,954.9
Foreign	807.0	801.7	851.8

	$7,412.3	$7,422.2	$7,806.7

Long-lived assets
United States	$3,423.8	$3,474.4	$3,477.1
Foreign	227.9	214.5	212.5

	$3,651.7	$3,688.9	$3,689.6

        Segment sales to external customers by product line are as follows:

	Year Ended December 31
	2002	2001	2000
	(millions)
Boise Office Solutions
Office supplies and paper	$2,193.2	$2,133.1	$2,230.9
Technology products	1,008.6	1,023.4	1,011.6
Office furniture	341.5	377.5	452.3

	3,543.3	3,534.0	3,694.8

Boise Building Solutions
Structural panels	689.0	725.8	693.2
Engineered wood products	352.2	323.6	316.5
Lumber	774.4	759.2	767.3
Particleboard	66.8	66.9	76.1
Building supplies and other	564.3	485.3	598.0

	2,446.7	2,360.8	2,451.1

Boise Paper Solutions
Uncoated free sheet	669.2	753.9	796.0
Containerboard and corrugated containers	387.5	427.7	471.2
Newsprint	142.9	197.4	202.8
Market pulp and other	198.4	125.7	163.2

	1,398.0	1,504.7	1,633.2

Corporate and Other	24.3	22.7	27.6

	$7,412.3	$7,422.2	$7,806.7

        The December 2001 write-down of our investment in IdentityNow was recorded in the Boise Office Solutions segment. In 2002, we determined that the sale of our investment in IdentityNow and the write-down in December 2001 should be recorded in the Corporate and Other segment in order to reflect our management of the disposal of this investment. We have conformed our 2001 and 2000 segment presentation to the new basis. Other than this reclassification, there are no differences from our last annual report in our basis of segmentation or in our basis of measurement of segment profit or loss.

        An analysis of our operations by segment is as follows:

					Selected Components of Income (Loss)
				Income (Loss) Before Taxes and Minority Interest (a)(b)		Depreciation, Amortization, and Cost of Company Timber Harvested
	Sales								Invest- ments in Equity Affiliates
					Equity in Net Income (Loss) of Affiliates
	Trade	Inter- segment	Total				Capital Expendi- tures	Assets
	(millions)
Year Ended December 31, 2002
Boise Office Solutions	$3,543.3	$2.5	$3,545.8	$123.0	$(1.0)	$63.1	$57.3	$1,266.3	$.1
Boise Building Solutions	2,446.7	23.0	2,469.7	39.7	(.6)	47.0	93.9	900.1	35.5
Boise Paper Solutions	1,398.0	480.0	1,878.0	38.6	—	185.1	106.4	2,497.4	—
Corporate and Other	24.3	51.7	76.0	(81.8)	(.8)	11.8	8.6	348.0	—

	7,412.3	557.2	7,969.5	119.5	(2.4)	307.0	266.2	5,011.8	35.6

Intersegment eliminations	—	(557.2)	(557.2)	—	—	—	—	(64.4)	—
Interest expense	—	—	—	(118.5)	—	—	—	—	—

	$7,412.3	$—	$7,412.3	$1.0	$(2.4)	$307.0	$266.2	$4,947.4	$35.6

Year Ended December 31, 2001
Boise Office Solutions	$3,534.0	$2.2	$3,536.2	$151.7	$(5.2)	$67.2	$76.7	$1,263.5	$.2
Boise Building Solutions	2,360.8	27.2	2,388.0	(22.3)	(1.7)	46.6	113.5	821.8	36.1
Boise Paper Solutions	1,504.7	437.7	1,942.4	70.7	—	169.3	179.1	2,621.3	—
Corporate and Other	22.7	50.2	72.9	(120.0)	(1.1)	12.9	10.7	287.4	25.9

	7,422.2	517.3	7,939.5	80.1	(8.0)	296.0	380.0	4,994.0	62.2

Intersegment eliminations	—	(517.3)	(517.3)	—	—	—	—	(60.0)	—
Interest expense	—	—	—	(127.7)	—	—	—	—	—

	$7,422.2	$—	$7,422.2	$(47.6)	$(8.0)	$296.0	$380.0	$4,934.0	$62.2

Year Ended December 31, 2000
Boise Office Solutions	$3,694.8	$2.4	$3,697.2	$236.6	$(.2)	$66.5	$222.4	$1,445.2	$.1
Boise Building Solutions	2,451.1	31.7	2,482.8	52.1	2.5	46.2	78.8	836.6	41.1
Boise Paper Solutions	1,633.2	414.8	2,048.0	202.6	—	172.9	177.5	2,613.3	—
Corporate and Other	27.6	45.8	73.4	(41.8)	(.2)	12.1	7.1	434.8	93.6

	7,806.7	494.7	8,301.4	449.5	2.1	297.7	485.8	5,329.9	134.8

Intersegment eliminations	—	(494.7)	(494.7)	—	—	—	—	(63.0)	—
Interest expense	—	—	—	(151.2)	—	—	—	—	—

	$7,806.7	$—	$7,806.7	$298.3	$2.1	$297.7	$485.8	$5,266.9	$134.8

(a)
Interest income has been allocated to our segments in the amounts of $1.5 million for 2002, $1.8 million for 2001, and $5.9 million for 2000.

(b)
See Note 3, Note 7, Note 14, and Note 15 for an explanation of nonroutine items affecting our segments.

17.  Commitments and Guarantees

        We have commitments for timber contracts, leases, and long-term debt that are discussed further in Notes 1, 5, and 9. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

        We have a legal obligation to fund our defined benefit pension plans. In 2003, the required minimum contribution to our pension plans is estimated to be approximately $26 million. However, we expect to make contributions to the plans of approximately $80 million to $120 million during the course of the year. Our contributions may change from period to period, based on the performance of plan assets, actuarial valuations, and company discretion within pension laws and regulations.

        We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

        Boise Cascade Corporation has a contingent obligation to repay money borrowed under an industrial revenue bond issue that was assumed by the purchaser of the facility financed with the proceeds of the bonds. The remaining unpaid principal on this obligation was $1.7 million at December 31, 2002, and will decline over time as the indebtedness is retired. Full repayment is required by 2007. No liability is recorded in our financial statements for this contingent obligation.

        Boise Cascade Corporation has guaranteed the debt used to fund an employee stock ownership plan (ESOP) for our U.S. salaried employees. We have recorded the debt, which totaled $51.4 million at December 31, 2002, in our Consolidated Balance Sheet. The debt will be repaid in 2004. We have guaranteed tax indemnities on the ESOP debt. Under these indemnities, we would be required to pay additional amounts to the debt holders if the interest payments on the debt were determined to be taxable. Any amounts paid under this tax indemnification would be dependent upon future tax rulings and assessments by the Internal Revenue Service and are not quantifiable at this time.

        Boise Cascade Corporation guarantees the obligations and performance of its wholly owned subsidiary, Boise Cascade do Brasil, Ltda., under the terms of timber and stumpage purchase agreements in Brazil. These agreements extend through 2014. Boise Cascade Corporation's exposure is effectively limited to the loss of its investment, which was approximately $22 million at December 31, 2002.

        The debt of Voyageur Panel (Voyageur), a Canadian oriented strand board producer, of which we own 47% and for which we account on the equity method, is issued without recourse to Boise Cascade Corporation. This debt totaled $5.2 million at December 31, 2002. We have agreed to advance the purchase price, at prevailing market prices, to Voyageur for any finished goods inventory that remains unsold for ten days. We are repaid the amount advanced as the inventory is sold. We also guarantee the creditworthiness of Voyageur's customers and agree to reimburse Voyageur if those customers fail to pay for the products they purchase. There were no advances at December 31, 2002 (see Note 7).

        In December 2001, Boise Cascade Trust I issued adjustable conversion-rate equity security units to the public at an aggregate offering price of $172.5 million. Boise Cascade Trust I is a statutory business trust wholly owned by Boise Cascade Corporation. The trust used the proceeds from the offering to purchase debentures issued by Boise Cascade Corporation. We irrevocably guarantee the trust's distributions on the preferred securities. Our guarantee is senior and unsecured and is limited to the funds the trust receives from the debentures (see Note 10).

        Boise Cascade Corporation has guaranteed the obligations of BCOP under state workers' compensation laws. This liability is unlimited, and the annual amount of the obligations vary depending on BCOP's claims experience. We insure amounts in excess of $2 million per claim through third-party insurers.

        BCOP has guaranteed the debt of Boise Cascade Corporation under our revolving credit agreement up to the $560 million aggregate credit limit. At December 31, 2002, $250 million was outstanding under this agreement. The agreement expires in 2005.

        Boise Cascade Corporation and its affiliates enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, indemnifications against third-party claims arising out of arrangements to provide services to us, and indemnifications in merger and acquisition agreements. It is impossible to quantify the maximum potential liability under these indemnifications. At December 31, 2002, we were not aware of any material liabilities arising from these indemnifications.

18.  Legal Proceedings and Contingencies

        We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws, or have received a claim from a private party, with respect to 19 active sites where hazardous substances or other contaminants are or may be located. In most cases, we are one of many potentially responsible parties, and our alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, we have established appropriate reserves. We believe we have minimal or no responsibility with regard to several other sites. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position or results of operations.

        Over the past several years and continuing into 2003, we have been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at job sites. The claims vary widely and often are not specific about the plaintiff's contacts with us or with our facilities. None of the claims seeks damages from us individually, and we are generally one of numerous defendants. Many of the cases filed against us have been voluntarily dismissed, although we have settled some cases. The settlements we have paid have been covered mostly by insurance, and we believe any future settlements or judgments of these cases would be similarly covered. To date, no asbestos case against us has gone to trial, and the nature of these cases makes any prediction as to the outcome of pending litigation inherently subjective. At this time, however, we believe our involvement in asbestos litigation is not material to either our financial position or our results of operations.

        We are also involved in other litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings, including those described in the preceding paragraphs, would not materially affect our financial position or results of operations.

19.  Quarterly Results of Operations (unaudited)

	2002				2001
	First	Second(a)	Third	Fourth	First(b)(c)	Second(c)	Third(c)	Fourth(c)(d)
	(millions, except per-share and stock price information)

Net sales	$1,788.2	$1,888.0	$1,935.3	$1,800.8	$1,901.3	$1,889.8	$1,874.4	$1,756.7
Income (loss) from operations	23	7	46	42	(22)	66	51	(14)
Net income (loss)	(7)	3	9	6	(36)	20	15	(42)
Net income (loss) per share
Basic	(.17)	.00	.09	.05	(.68)	.29	.21	(.78)
Diluted	(.17)	.00	.09	.05	(.68)	.28	.20	(.78)
Common stock dividends paid per share	.15	.15	.15	.15	.15	.15	.15	.15
Common stock prices(e)
High	38.81	37.25	34.74	27.49	35.38	38.00	37.85	34.69
Low	31.52	32.55	22.08	19.61	29.31	29.60	26.99	27.82
(a)
Included a pretax loss of $23.6 million related to the sale of the stock of our wholly owned subsidiary that held our investment in IdentityNow and $27.6 million of tax benefits associated with this sale and our previous write-down (see Note 7). This resulted in a net after-tax gain of $4 million.

(b)
Included a pretax charge of $54.0 million for the closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, and a $4.9 million charge for the write-off of our assets in Chile (see Note 14). Also included a pretax charge of $10.9 million to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers (see Note 3). These charges decreased net income $42.7 million.

(c)
Net income (loss) in 2001, adjusted for the exclusion of goodwill amortization, was $(34) million, $22 million, $17 million, and $(39) million in the first, second, third, and fourth quarters, respectively.

(d)
Included a pretax charge of $54.3 million and $4.6 million of tax benefits for the write-down to fair value of an equity method investment (see Note 7). Also included $5.0 million of pretax income for the reversal of unneeded reserves for potential claims rising from the sale in 2000 of our European office products operations (see Note 15). These items decreased net income $46.6 million.

(e)
Our common stock (symbol BCC) is traded on the New York Stock Exchange.

Independent Auditors' Report

To the Board of Directors and Shareholders of Boise Cascade Corporation:

        We have audited the accompanying consolidated balance sheet of Boise Cascade Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Boise Cascade Corporation and subsidiaries as of December 31, 2001, and for each of the years in the two-year period ended December 31, 2001, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those consolidated financial statements in their report dated January 29, 2002.

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boise Cascade Corporation and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed above, the 2001 and 2000 financial statements of Boise Cascade Corporation and subsidiaries were audited by other auditors who have ceased operations. As described in Note 8, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. In our opinion, the disclosures for 2001 and 2000 in Note 8 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of Boise Cascade Corporation and subsidiaries other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ KPMG LLP

Boise, Idaho
January 22, 2003

This Report is a Copy of the Report Previously Issued by Arthur Andersen LLP
and Has Not been Reissued

To the Shareholders of Boise Cascade Corporation:

        We have audited the accompanying balance sheets of Boise Cascade Corporation (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related statements of income (loss), cash flows, and shareholders' equity for the years ended December 31, 2001, 2000, and 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Boise Cascade Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Boise, Idaho
January 29, 2002

Report of Management

        The management of Boise is primarily responsible for the information and representations contained in this annual report. The financial statements and related notes were prepared in conformity with accounting principles generally accepted in the United States that were appropriate in the circumstances. In preparing the financial statements, management has, when necessary, made judgments and estimates based on currently available information.

        Management maintains a comprehensive system of internal controls based on written policies and procedures and the careful selection and training of employees. The system is designed to provide reasonable assurance that assets are safeguarded against loss or unauthorized use and that transactions are executed in accordance with management's authorization. The concept of reasonable assurance is based on recognition that the cost of a particular accounting control should not exceed the benefit expected to be derived.

        Our Internal Audit staff monitors our financial reporting system and the related internal accounting controls, which are also selectively tested by KPMG LLP, Boise's independent auditors, for purposes of planning and performing their audit of our financial statements.

        The Audit Committee of the board of directors, which is composed solely of nonemployee directors, meets periodically with management, representatives of our Internal Audit Department, and representatives of KPMG LLP to ensure that each group is carrying out its responsibilities. The Internal Audit staff and the independent auditors have access to the Audit Committee, without the presence of management, to discuss the results of their audits, any recommendations concerning the system of internal accounting controls, and the quality of financial reporting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        For information regarding our change in independent auditors from Arthur Andersen LLP to KPMG LLP, please refer to our Form 8-K filed with the SEC on April 19, 2002, or to the information presented under the caption "Appointment of Independent Auditors" in our proxy statement, which is incorporated by reference.

        We have had no disagreements with our independent auditors regarding accounting or financial disclosure matters.

 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The directors and nominees for director are presented under the caption "Board of Directors" in our proxy statement. This information is incorporated by reference.

        Executive officers as of February 28, 2003:

Name	Age	Position or Office	Date First Elected as Officer
George J. Harad*	58	Chairman of the Board and Chief Executive Officer	05/11/82
Mr. Harad has been CEO of Boise since 1994.
Stanley R. Bell	56	Senior Vice President	09/25/90
Mr. Bell has served as Senior Vice President, Boise Building Solutions, since 2000 and previously served as Vice President, Boise Building Solutions, beginning in 1990.
John C. Bender*	62	Senior Vice President	02/13/90
Mr. Bender has served as Senior Vice President, Boise Building Solutions, since 1999 and previously served as Vice President, Boise Building Solutions, beginning in 1993.
Theodore Crumley*	57	Senior Vice President and Chief Financial Officer	05/10/90
Mr. Crumley has served as Senior Vice President and Chief Financial Officer since 1994.
A. Ben Groce*	61	Senior Vice President	02/08/91
Mr. Groce has served as Senior Vice President, Boise Paper Solutions, since 1994.
John W. Holleran*	48	Senior Vice President and General Counsel	07/30/91
Mr. Holleran has served as Senior Vice President and General Counsel since 1996.
Christopher C. Milliken*	57	Senior Vice President	02/03/95
Mr. Milliken has served as Senior Vice President, Boise Office Solutions, since 1997 and previously served as Vice President, Boise Office Solutions, beginning in 1995.
A. James Balkins III	50	Vice President	09/05/91
Mr. Balkins has served as Vice President, Boise Office Solutions, since 1998 and previously served as Vice President, Corporate Planning and Development, beginning in 1996.
Thomas E. Carlile*	51	Vice President and Controller	02/04/94
Mr. Carlile has served as Vice President and Controller since 1994.
Graham L. Covington	60	Vice President	09/24/98
Mr. Covington has served as Vice President, Boise Paper Solutions, since 1998 and previously served as Director or Manager, Sales and Marketing, Boise Paper Solutions, beginning in 1985.
Kenneth W. Cupp	56	Vice President	04/20/00
Mr. Cupp has served as Vice President, Boise Office Solutions, since 2000 and previously served as Region Manager, Boise Office Solutions, beginning in 1995.

Robert W. Egan	43	Vice President	12/08/00
Mr. Egan has served as Vice President, Information Technology, since 2000 and previously served as Director, Information Services, from 1998 to 2000 and Director, Enterprise Applications, from 1996 to 1998.
Eugene G. Foster	48	Vice President	07/24/02
Mr. Foster has served as Vice President, Boise Paper Solutions, since 2002 and previously served in various managerial positions in Boise Paper Solutions operations beginning in 1995.
David A. Goudge	55	Vice President	04/20/00
Mr. Goudge has served as Vice President, Boise Office Solutions, since 2000 and previously served as Director of Marketing, Boise Office Solutions, beginning in 1993.
Karen E. Gowland	44	Vice President and Corporate Secretary	09/25/97
Ms. Gowland has served as Vice President, Associate General Counsel, and Corporate Secretary since 1997 and previously served as Associate General Counsel beginning in 1989.
Vincent T. Hannity	58	Vice President	07/26/96
Mr. Hannity has served as Vice President, Corporate Communications and Investor Relations, since 1996.
Miles A. Hewitt	44	Vice President	04/20/00
Mr. Hewitt has served as Vice President, Boise Paper Solutions, since 2000 and previously served as Mill Manager, Boise Paper Solutions, from 1994 to 2000.
Guy G. Hurlbutt	61	Vice President	07/31/98
Mr. Hurlbutt has served as Vice President, Public Policy and Environment, since 1998 and previously served as Director, Environmental Affairs, beginning in 1997 and as Associate General Counsel from 1984 to 1997.
Judith M. Lassa	44	Vice President	07/28/00
Ms. Lassa has served as Vice President, Boise Paper Solutions, since 2000 and previously served as Packaging Business Manager from 1997 to 2000 and as Production Manager from 1996 to 1997.
Irving Littman	62	Vice President and Treasurer	11/01/84
Mr. Littman has served as Vice President and Treasurer since 1986.
Thomas A. Lovlien	47	Vice President	04/20/00
Mr. Lovlien has served as Vice President, Boise Building Solutions, since 2000 and previously served as Operations Manager, Boise Building Solutions, in 1999 and Regional Manager, Boise Building Solutions, from 1993 to 1999.
Richard W. Merson	60	Vice President	12/12/97
Mr. Merson has served as Vice President, Boise Paper Solutions, since 1997 and previously served as Regional Manager, Boise Paper Solutions, beginning in 1993.
Carol B. Moerdyk	52	Vice President	05/10/90
Ms. Moerdyk has served as Vice President, Boise Office Solutions, since 1992.
David A. New	52	Vice President	04/30/97
Mr. New has served as Vice President, Timberland Resources, since 1997 and previously served as Technical Manager, Forestry, Pulp, and Paper, Southeast Asia Group, for Fletcher Challenge Ltd. from 1995 to 1997.

Erin D. Nuxoll	43	Vice President	02/14/03
Ms. Nuxoll has served as Vice President, Human Resources, since February 2003 and previously served as Senior Managing Director, Human Resources, beginning in 2002. From 1997 to 2002, Ms. Nuxoll served as the Total Quality and Human Resources Manager, Boise Building Solutions. From 1994 to 1997, she served as the Senior Employee Relations Coordinator, Boise Building Solutions.
Michael D. Rowsey	50	Vice President	02/08/02
Mr. Rowsey has served as Vice President, Boise Office Solutions, since 2002 and previously served as Director, Logistics, Boise Office Solutions, beginning in 2000. From 1998 to 2000, Mr. Rowsey was a private consultant. From 1995 to 1998, he was employed as Executive Vice President with United Stationers.
James E. Sterrett	59	Vice President	12/14/01
Mr. Sterrett has served as Vice President, Boise Building Solutions, since 2001 and previously served as General Sales Manager, Boise Building Solutions, beginning in 1994.
Nick A. Stokes	45	Vice President	04/20/01
Mr. Stokes has served as Vice President, Boise Building Solutions, since 2001 and previously served as Division Operations Manager, Region Operations Manager, and Division Sales Manager, Boise Building Solutions, beginning in 1991.

*Executive officer under Section 16 of the Securities Exchange Act of 1934. Some of these officers have established trading plans under SEC Rule 10b-5.

ITEM 11. EXECUTIVE COMPENSATION

        Information concerning compensation of Boise's executive officers for the year ended December 31, 2002, is presented under the caption "Compensation Tables" in our proxy statement. This information is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a)
Information concerning the security ownership of certain beneficial owners as of December 31, 2002, is set forth under the caption "Ownership of More Than 5% of Boise Stock" in Boise's proxy statement and is incorporated by reference.

(b)
Information concerning security ownership of management as of December 31, 2002, is set forth under the caption "Stock Ownership — Directors and Executive Officers" in Boise's proxy statement and is incorporated by reference.

(c)
Information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in Boise's proxy statement and is incorporated by reference.

Equity Compensation Plan Information

        Our shareholders approved the company's Director Stock Option Plan (DSOP), Director Stock Compensation Plan (DSCP), and 1984 Key Executive Stock Option Plan (KESOP). These plans are designed to further align our directors' and management's interests with the company's long-term performance and the long-term interests of our shareholders. Our shareholders also approved all amendments increasing the number of shares of common stock available for issuance under these plans. We do not have any equity compensation plans that have not been approved by the company's shareholders.

        The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2002. It does not include the additional 2,275,000 shares of common stock that may be granted under the 2003 Boise Incentive and Performance Plan or the 2003 DSCP, both of which are being submitted for shareholder approval at our 2003 annual meeting.

Plan Category(a)	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	8,916,550	$31.95	139,483
Equity compensation plans not approved by security holders	—	—	—

Total	8,916,550	$31.95	139,483

(a)
Neither (i) interests in shares of common stock in the Boise Cascade Common Stock Fund or Series D Preferred Stock in the Employee Stock Ownership Plan (ESOP) fund held by the trustee of the company's 401(k) Savings and Supplemental Retirement Plan nor (ii) the deferred stock unit component of the company's 2001 Key Executive Deferred Compensation Plan (DCP) is included in this table. For information regarding the number of shares of common stock and ESOP preferred stock held by the 401(k) trustee, see "Ownership of More Than 5% of Boise Stock" in our proxy statement incorporated by reference. For information regarding the deferred stock unit component of our DCP, see "Long-Term Incentive Plans Table" in our proxy statement. As of December 31, 2002, there were 104,950 stock units outstanding in the deferred stock unit component of the DCP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions during 2002 is set forth under the caption "Business Relationships with Directors" in Boise's proxy statement and is incorporated by reference.

 PART IV

ITEM 14. CONTROLS AND PROCEDURES

(a)
Within 90 days prior to filing this report, the chief executive officer and chief financial officer directed and supervised an evaluation of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. The evaluation was conducted to determine whether the company's disclosure controls and procedures were effective in bringing material information about the company to the attention of senior management. Based on that evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective in alerting them in a timely manner to material information that the company is required to disclose in its filings with the Securities and Exchange Commission.

(b)
Since our evaluation, we have made no significant changes in the design or operation of our internal controls. Likewise, we have not taken corrective actions or made changes to other factors that could significantly affect the design or operation of these controls.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this Form 10-K:

(1)
Consolidated Financial Statements.

    The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, the Independent Auditors' Reports and the Report of Management are presented in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

    •
    Consolidated Balance Sheets as of December 31, 2002 and 2001.

    •
    Consolidated Statements of Income (Loss) for the years ended December 31, 2002, 2001, and 2000.

    •
    Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001, and 2000.

    •
    Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001, and 2000.

    •
    Notes to Consolidated Financial Statements.

    •
    Independent Auditors' Reports.

    •
    Report of Management.

  (2)
  Financial Statement Schedules.

    All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the financial statements and notes in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

  (3)
  Exhibits.

    A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits, and is incorporated by reference.

(b)
Reports on Form 8-K.

        No Form 8-Ks were filed during fourth quarter 2002.

(c)
Exhibits.

        See Index to Exhibits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boise Cascade Corporation

By	/s/ George J. Harad George J. Harad Chairman of the Board and Chief Executive Officer

Dated: March 4, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated, on March 4, 2003.

	Signature	Capacity
(i)	Principal Executive Officer:
	/s/ George J. Harad George J. Harad	Chairman of the Board and Chief Executive Officer
(ii)	Principal Financial Officer:
	/s/ Theodore Crumley Theodore Crumley	Senior Vice President and Chief Financial Officer
(iii)	Principal Accounting Officer:
	/s/ Thomas E. Carlile Thomas E. Carlile	Vice President and Controller
(iv)	Directors:
/s/ George J. Harad George J. Harad
	/s/ Claire S. Farley Claire S. Farley	/s/ A. William Reynolds A. William Reynolds
	/s/ Rakesh Gangwal Rakesh Gangwal	/s/ Francesca Ruiz de Luzuriaga Francesca Ruiz de Luzuriaga
	/s/ Richard R. Goodmanson Richard R. Goodmanson	/s/ Jane E. Shaw Jane E. Shaw
	/s/ Edward E. Hagenlocker Edward E. Hagenlocker	/s/ Frank A. Shrontz Frank A. Shrontz
	/s/ Donald S. Macdonald Donald S. Macdonald	/s/ Carolyn M. Ticknor Carolyn M. Ticknor
	/s/ Gary G. Michael Gary G. Michael	/s/ Ward W. Woods, Jr. Ward W. Woods, Jr.

CERTIFICATION PURSUANT TO RULE 13a-14 PROMULGATED
UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

        I, George J. Harad, chief executive officer of Boise Cascade Corporation, certify that:

1.
I have reviewed this annual report on Form 10-K of Boise Cascade Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003

/s/ George J. Harad George J. Harad Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13a-14 PROMULGATED
UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

        I, Theodore Crumley, chief financial officer of Boise Cascade Corporation, certify that:

1.
I have reviewed this annual report on Form 10-K of Boise Cascade Corporation;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c.
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 4, 2003

/s/ Theodore Crumley Theodore Crumley Chief Financial Officer

Consent of Independent Auditors

To the Board of Directors and Shareholders of Boise Cascade Corporation:

        We consent to the incorporation by reference in the registration statement (No. 33-28595) on the post-effective amendment No. 1 to Form S-8; registration statement (No. 33-21964) on the post-effective amendment No. 1 to Form S-8; registration statement (No. 33-31642) on Form S-8; registration statement (No. 33-45675) on Form S-8; registration statement (No. 333-37124) on Form S-8; registration statement (No. 333-41033) on the pre-effective amendment No. 1 to Form S-3; registration statement (No. 333-86425) on Form S-8; registration statement (No. 333-86427) on Form S-8; registration statement (No. 333-61106) on Form S-8; registration statement (No. 333-74450) on Form S-3; and the registration statement (No. 333-86362) on Form S-3 of Boise Cascade Corporation of our report dated January 22, 2003, with respect to the consolidated balance sheet of Boise Cascade Corporation as of December 31, 2002, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for the year then ended, which report appears in the December 31, 2002, annual report on Form 10-K of Boise Cascade Corporation.

/s/ KPMG LLP

Boise, Idaho
March 4, 2003

BOISE CASCADE CORPORATION

INDEX TO EXHIBITS

Filed with the Annual Report on Form 10-K for the Year Ended December 31, 2002

Number		Description
2		Inapplicable
3.1	(1)	Restated Certificate of Incorporation, as restated to date
3.2	(2)	Bylaws, as amended, December 11, 1998
4.1	(3)	Trust Indenture between Boise Cascade Corporation and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended
4.2	(4)	Revolving Credit Agreement — $560,000,000, dated as of March 28, 2002
4.3	(5)	Renewed Rights Agreement, dated as of September 25, 1997
4.4	(6)	Purchase Contract Agreement between Boise Cascade Corporation and BNY Western Trust Company, as purchase contract agent, dated December 5, 2001
4.5	(6)
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
		Pledge Agreement between Boise Cascade Corporation, JPMorgan Chase Bank, as collateral agent, custodial agent, and securities intermediary, and BNY Western Trust Company, as purchase contract agent, dated December 5, 2001
9		Inapplicable
10.1	(7)	Key Executive Performance Plan for Executive Officers, as amended through January 1, 2000
10.2	(8)	1986 Executive Officer Deferred Compensation Plan, as amended through January 1, 2002
10.3	(9)	1983 Board of Directors Deferred Compensation Plan, as amended through July 29, 1999
10.4	(8)	1982 Executive Officer Deferred Compensation Plan, as amended through January 1, 2002
10.5	(10)	Executive Officer Severance Pay Policy
10.6	(7)	Supplemental Early Retirement Plan for Executive Officers, as amended through December 7, 2000
10.7	(9)	Boise Cascade Corporation Supplemental Pension Plan, as amended through July 29, 1999
10.8	(9)	1987 Board of Directors Deferred Compensation Plan, as amended through July 29, 1999
10.9	(7)	1984 Key Executive Stock Option Plan, as amended through February 8, 2001

10.10	(10)	Executive Officer Group Life Insurance Plan description
10.11	(9)	1980 Split-Dollar Life Insurance Plan, as amended through July 29, 1999
10.12	(9)	Form of Agreement with Executive Officers, as amended through July 29, 1999
10.13	*	Supplemental Healthcare Plan for Executive Officers, as amended through January 1, 2003
10.14	(10)	Nonbusiness Use of Corporate Aircraft Policy, as amended
10.15	(7)	Executive Officer Financial Counseling Program description, as amended through July 27, 2000
10.16	(10)	Family Travel Program description
10.17	(9)	Form of Directors' Indemnification Agreement, as revised July 29, 1999
10.18	(11)	Deferred Compensation and Benefits Trust, as amended by the Form of Sixth Amendment dated May 1, 2001
10.19	*	Director Stock Compensation Plan, as amended through December 12, 2002
10.20	*	Director Stock Option Plan, as amended through December 13, 2002
10.21	(8)	1995 Executive Officer Deferred Compensation Plan, as amended through January 1, 2002
10.22	(9)	1995 Board of Directors Deferred Compensation Plan, as amended through July 29, 1999
10.23	(9)	1995 Split-Dollar Life Insurance Plan, as amended through July 29, 1999
10.24	*	2002 and 2003 Performance Criteria for the Key Executive Performance Plan for Executive Officers
10.25	(12)	Boise Cascade Office Products Corporation Key Executive Retention and Incentive Plan, effective March 15, 2000
10.26	*	2001 Key Executive Deferred Compensation Plan, as amended through February 13, 2003
10.27	(7)	2001 Board of Directors Deferred Compensation Plan, adopted July 28, 2000
10.28	(13)	Key Executive Performance Unit Plan, adopted February 8, 2001
10.29	*	2003 Director Stock Compensation Plan, effective January 1, 2003
10.30	*	2003 Boise Incentive and Performance Plan, effective January 1, 2003
11	*	Computation of Per-Share Earnings
12.1	*	Ratio of Earnings to Fixed Charges
12.2	*	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements
13		Inapplicable
16		Inapplicable
18		Inapplicable

21	*	Significant subsidiaries of the registrant
22		Inapplicable
23	*	Consent of KPMG LLP (see page 86)
24		Inapplicable
99	*	Certification of Chief Executive Officer and Chief Financial Officer of Boise Cascade Corporation

*
Filed with this Form 10-K.

(1)
Exhibit 3.1 was filed as Exhibit 3 in Boise's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and is incorporated by reference.

(2)
Exhibit 3.2 was filed under the same exhibit number in Boise's 1998 Annual Report on Form 10-K and is incorporated by reference.

(3)
The Trust Indenture between Boise Cascade Corporation and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended, was filed as Exhibit 4 in the Registration Statement on Form S-3 No. 33-5673, filed May 13, 1986. The First Supplemental Indenture, dated December 20, 1989, to the Trust Indenture between Boise Cascade Corporation and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, was filed as Exhibit 4.2 in the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 No. 33-32584, filed December 20, 1989. The Second Supplemental Indenture, dated August 1, 1990, to the Trust Indenture was filed as Exhibit 4.1 in Boise's Current Report on Form 8-K filed on August 10, 1990. The Third Supplemental Indenture, dated December 5, 2001, between Boise Cascade Corporation and BNY Western Trust Company, as trustee, to the Trust Indenture dated as of October 1, 1985, between Boise Cascade Corporation and U.S. Bank Trust National Association (as successor in interest to Morgan Guaranty Trust Company of New York) was filed as Exhibit 99.2 in Boise's Current Report on Form 8-K filed on December 10, 2001. Each of the documents referenced in this footnote is incorporated by reference.

(4)
Exhibit 4.2 was filed as Exhibit 4 in Boise's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and is incorporated by reference.

(5)
Exhibit 4.3 was filed as Exhibit 4.2 in Boise's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and is incorporated by reference.

(6)
Exhibits 4.4, 4.5, 4.6, and 4.7 were filed as exhibits 99.4, 99.7, 99.9, and 99.10, respectively, in Boise's Current Report on Form 8-K filed on December 10, 2001, and are incorporated by reference.

(7)
Exhibits 10.1, 10.6, 10.9, 10.15, and 10.27 were filed under the same exhibit numbers in Boise's 2000 Annual Report on Form 10-K and are incorporated by reference.

(8)
Exhibits 10.2, 10.4, and 10.21 were filed under the same exhibit numbers in Boise's 2001 Annual Report on Form 10-K and are incorporated by reference.

(9)
Exhibits 10.3, 10.7, 10.8, 10.11, 10.12, 10.17, 10.22, and 10.23 were filed under the same exhibit numbers in Boise's 1999 Annual Report on Form 10-K and are incorporated by reference.

(10)
Exhibits 10.5, 10.10, 10.14, and 10.16 were filed under the same exhibit numbers in Boise's 1993 Annual Report on Form 10-K and are incorporated by reference.

(11)
The Deferred Compensation and Benefits Trust, as amended and restated as of December 13, 1996, was filed under the same exhibit number in Boise's 1996 Annual Report on Form 10-K. Amendment No. 4, dated July 29, 1999, to the Deferred Compensation and Benefits Trust was filed under the same exhibit number in Boise's 1999 Annual Report on Form 10-K. Amendment No. 5, dated December 6, 2000, to the Deferred Compensation and Benefits Trust was filed under the same exhibit number in Boise's 2000 Annual Report on Form 10-K. Amendment No. 6, dated May 1, 2001, to the Deferred Compensation and Benefits Trust was filed as Exhibit 10 in Boise's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001. Each of the documents referenced in this footnote is incorporated by reference.

(12)
Exhibit 10.25 was filed as Exhibit 10 in Boise's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, and is incorporated by reference.

(13)
Exhibit 10.28 was filed as Exhibit 99 in Boise's Form 8-K filed with the Securities and Exchange Commission on February 15, 2001, and is incorporated by reference.

The text for our Form 10-K is printed on recycled-content
27# Aspen™ Lightweight Opaque paper produced by
Boise's papermakers at its St. Helens, Oregon, mill.
This paper is made with no less than 10% postconsumer fiber.

QuickLinks

Table of Contents
PART I
  ITEM 1. BUSINESS
  Boise Office Solutions
  Boise Building Solutions
  Timber Resources
  Boise Paper Solutions
  Competition
  Environmental Issues
  Employees
  Identification of Executive Officers
  Capital Investment
  Energy
  ITEM 2. PROPERTIES
  Boise Office Solutions
  Boise Building Solutions
  Boise Paper Solutions
  Timber Resources
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Shareholder Rights Plan
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Summary
  Results of Operations
  Boise Office Solutions
  Boise Building Solutions
  Boise Paper Solutions
  Financial Condition and Liquidity
  Financial Instruments
  Timber Supply and Environmental Issues
  Critical Accounting Estimates
  New Accounting Standards
  Outlook
  Forward-Looking Statements
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  ITEM 14. CONTROLS AND PROCEDURES
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K