Form 10-Q
period 2003-03-31
BOISE CASCADE CORP
filed 2003-05-13
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2003
( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to __________________ Commission File Number: 1-5057
BOISE CASCADE CORPORATION (Exact name of registrant as specified in its charter)
Delaware	82-0100960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1111 West Jefferson Street P.O. Box 50 Boise, Idaho	83728
(Address of principal executive offices) (208) 384-6161 (Registrant's telephone number, including area code)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   X    No ___

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).       Yes   X    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of April 30, 2003 58,291,711

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Corporation and Subsidiaries
Consolidated Statements of Loss
(thousands, except per-share amounts)

	Three Months Ended March 31
	_______________________
	2003	2002
	_________	_________
	(unaudited)

Sales	$1,853,243	$1,788,223
	_________	_________
Costs and expenses
Materials, labor, and other operating expenses	1,515,189	1,460,984
Depreciation, amortization, and cost of company timber harvested	75,582	72,734
Selling and distribution expenses	214,162	191,687
General and administrative expenses	35,373	35,003
Other (income) expense, net	11,152	3,620
	_________	_________
	1,851,458	1,764,028
	_________	_________
Equity in net loss of affiliates	(59)	(1,573)
	_________	_________
Income from operations	1,726	22,622
	_________	_________
Interest expense	(28,880)	(30,048)
Interest income	114	255
Foreign exchange gain (loss)	956	(228)
	_________	_________
	(27,810)	(30,021)
	_________	_________
Loss before income taxes, minority interest, and cumulative effect of accounting changes	(26,084)	(7,399)
Income tax benefit	9,364	2,775
	_________	_________
Loss before minority interest and cumulative effect of accounting changes	(16,720)	(4,624)
Minority interest, net of income tax	(2,023)	(1,996)
	_________	_________
Loss before cumulative effect of accounting changes	(18,743)	(6,620)
Cumulative effect of accounting changes, net of income tax	(8,803)	-
	_________	_________

Net loss	(27,546)	(6,620)
Preferred dividends	(3,266)	(3,262)
	_________	_________

Net loss applicable to common shareholders	$(30,812)	$(9,882)
	=========	=========
Net loss per common share
Basic and diluted before cumulative effect of accounting changes	$(0.38)	$(0.17)
Cumulative effect of accounting changes	(0.15)	-
	_____	_____

Basic and diluted	$(0.53)	$(0.17)
	=====	=====

Pro forma amounts assuming accounting changes were applied retroactively (see Note 8)
Net loss	$(27,546)	$(5,371)
	=========	=========
Net loss per common share
Basic and diluted	$(0.53)	$(0.15)
	=====	=====

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
Consolidated Balance Sheets
(thousands)

	March 31		December 31
	_________________________		___________
	2003	2002	2002
	_________	___________	___________
	(unaudited)
ASSETS
Current
Cash and cash equivalents	$85,256	$56,290	$65,152
Receivables, less allowances
of $12,206, $12,435, and $13,111	481,639	518,614	423,976
Inventories	676,707	636,194	717,966
Deferred income tax benefits	63,601	74,781	52,131
Other	36,145	49,356	36,524
	__________	___________	___________
	1,343,348	1,335,235	1,295,749
	__________	___________	___________
Property
Property and equipment
Land and land improvements	72,277	69,785	70,731
Buildings and improvements	739,997	688,131	709,127
Machinery and equipment	4,676,910	4,619,172	4,678,112
	__________	___________	___________
	5,489,184	5,377,088	5,457,970
Accumulated depreciation	(2,962,806)	(2,788,299)	(2,915,940)
	__________	___________	___________
	2,526,378	2,588,789	2,542,030
Timber, timberlands, and timber deposits	326,583	320,343	328,720
	__________	___________	___________
	2,852,961	2,909,132	2,870,750
	__________	___________	___________

Goodwill	409,500	388,123	400,541
Investments in equity affiliates	35,553	60,589	35,641
Other assets	329,567	314,723	344,719
	__________	___________	___________
Total assets	$4,970,929	$5,007,802	$4,947,400
	==========	===========	===========

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
Consolidated Balance Sheets
(thousands, except share amounts)

	March 31		December 31
	_______________________		___________
	2003	2002	2002
	_________	_________	___________
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Short-term borrowings	$14,800	$55,400	$28,000
Current portion of long-term debt	90,654	195,999	125,651
Income taxes payable	7,535	-	9,512
Accounts payable	519,083	500,223	519,596
Accrued liabilities
Compensation and benefits	208,638	140,164	218,085
Interest payable	24,655	29,195	29,928
Other	143,552	162,937	122,832
	_________	_________	___________
	1,008,917	1,083,918	1,053,604
	_________	_________	___________
Debt
Long-term debt, less current portion	1,472,670	1,322,347	1,387,398
Guarantee of ESOP debt	51,448	80,889	51,448
	_________	_________	___________
	1,524,118	1,403,236	1,438,846
	_________	_________	___________
Other
Deferred income taxes	166,033	311,208	165,357
Compensation and benefits	668,260	427,696	667,694
Other long-term liabilities	58,971	41,322	49,868
	_________	_________	___________
	893,264	780,226	882,919
	_________	_________	___________
Minority interest
Company-obligated mandatorily redeemable securities of subsidiary trust holding solely debentures of parent	172,500	172,500	172,500
	_________	_________	___________

Commitments and contingent liabilities

Shareholders' equity
Preferred stock -- no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 4,218,361, 4,420,113, and 4,280,615 shares outstanding	189,826	198,905	192,628
Deferred ESOP benefit	(51,448)	(80,889)	(51,448)
Common stock -- $2.50 par value; 200,000,000 shares authorized; 58,291,781, 58,195,175, and 58,283,719 shares outstanding	145,729	145,488	145,709
Additional paid-in capital	474,715	470,830	474,533
Retained earnings	917,175	969,876	952,215
Accumulated other comprehensive loss	(303,867)	(136,288)	(314,106)
	_________	_________	___________
Total shareholders' equity	1,372,130	1,567,922	1,399,531
	_________	_________	___________
Total liabilities and shareholders' equity	$4,970,929	$5,007,802	$4,947,400
	=========	=========	===========

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(thousands)

	Three Months Ended March 31
	__________________________
	2003	2002
	___________	___________
	(unaudited)
Cash provided by (used for) operations
Net loss	$(27,546)	$(6,620)
Items in net loss not using (providing) cash
Equity in net loss of affiliates	59	1,573
Depreciation, amortization, and cost of company timber harvested	75,582	72,734
Deferred income tax benefit	(13,304)	(8,563)
Pension and other postretirement benefits expense	20,529	9,318
Cumulative effect of accounting changes, net of income tax	8,803	-
Other	(956)	228
Receivables	(47,848)	(93,892)
Inventories	33,508	16,759
Accounts payable and accrued liabilities	(7,434)	1,277
Current and deferred income taxes	(10,159)	(518)
Pension and other postretirement benefits payments	(2,806)	(2,279)
Other	20,419	10,498
	___________	___________
Cash provided by operations	48,847	515
	___________	___________
Cash provided by (used for) investment
Expenditures for property and equipment	(43,419)	(43,682)
Expenditures for timber and timberlands	(2,253)	(2,136)
Investments in equity affiliates	29	-
Other	(8,309)	(17,314)
	___________	___________
Cash used for investment	(53,952)	(63,132)
	___________	___________
Cash provided by (used for) financing
Cash dividends paid
Common stock	(8,743)	(8,709)
Preferred stock	(30)	(37)
	___________	___________
	(8,773)	(8,746)
Short-term borrowings	(13,200)	6,700
Additions to long-term debt	120,000	149,851
Payments of long-term debt	(70,159)	(85,955)
Other	(2,659)	355
	___________	___________
Cash provided by financing	25,209	62,205
	___________	___________

Increase (decrease) in cash and cash equivalents	20,104	(412)
Balance at beginning of the year	65,152	56,702
	___________	___________
Balance at March 31	$85,256	$56,290
	===========	===========

See accompanying notes to consolidated financial statements.

Notes to Quarterly Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

          We have prepared the quarterly consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Some information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations. These statements should be read together with the consolidated statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

          The quarterly consolidated financial statements have not been audited by independent auditors, but in the opinion of management, we have included all adjustments necessary to present fairly the results for the periods. Net loss for the three months ended March 31, 2003 and 2002, involved estimates and accruals. Actual results may vary from those estimates. Except as may be disclosed within these "Notes to Quarterly Consolidated Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

          Certain amounts in prior years' financial statements have been reclassified to conform with the current year's presentation. These reclassifications did not affect our net loss.

2.	Net Loss Per Common Share

          Net loss per common share was determined by dividing net loss, as adjusted, by applicable shares outstanding. For both periods presented, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss were the same.
	Three Months Ended March 31
	__________________
	2003	2002
	_______	_______
	(thousands, except per-share amounts)

Loss before cumulative effect of accounting changes	$(18,743)	$(6,620)
Preferred dividends (a)	(3,266)	(3,262)
	_______	_______
Basic and diluted loss before cumulative effect of accounting changes	(22,009)	(9,882)
Cumulative effect of accounting changes, net of income tax	(8,803)	-
	_______	_______
Basic and diluted loss (b)	$(30,812)	$(9,882)
	=======	=======

Average shares used to determine basic and diluted loss per common share (b) (c)	58,289	58,099
	=======	=======
Basic and diluted loss per common share before cumulative effect of accounting changes	$(0.38)	$(0.17)
Cumulative effect of accounting changes	(0.15)	-
	_____	_____
Basic and diluted loss per common share	$(0.53)	$(0.17)
	=====	=====

(a)	The dividend attributable to our Series D Convertible Preferred Stock held by our ESOP (employee stock ownership plan) is net of a tax benefit.
(b)

Adjustments totaling $0.3 million for the three months ended March 31, 2003 and 2002, which would have reduced the basic loss to arrive at diluted loss, were excluded because the calculation of diluted loss per share was antidilutive. Also, for the three months ended March 31, 2003 and 2002, potentially dilutive common shares of 3.6 million and 4.1 million were excluded from average shares because they were antidilutive.

(c)

Options to purchase 8.5 million and 3.2 million shares of common stock were outstanding during the three months ended March 31, 2003 and 2002, but were not included in the computation of diluted loss per share because the options' exercise prices were greater than the average market price of the common shares and the calculation of diluted loss per share was antidilutive. Forward contracts to purchase 5.4 million and 4.9 million shares of common stock were outstanding during the three months ended March 31, 2003 and 2002, but were not included in the computation of diluted loss per share because the conversion price was greater than the market price of the common shares. These forward contracts are related to our adjustable conversion-rate equity security units.

3.	Stock Option Accounting

          As allowed by Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, we have retained the compensation measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations for stock options. Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. The following table illustrates the effect on net loss per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.
	Three Months Ended March 31
	______________________
	2003	2002
	_________	_________
	(thousands, except per-share amounts)

Reported net loss	$(27,546)	$(6,620)

Add: Total stock-based employee compensation expense determined under the intrinsic value method, net of related tax effects	35	39

Deduct: Total stock-based employee compensation expense determined under the fair value method, net of related tax effects	(2,196)	(3,014)
	_________	_________

Pro forma net loss	$(29,707)	$(9,595)
	=========	=========

Loss per share -- basic and diluted
As reported	$(0.53)	$(0.17)
Pro forma	(0.57)	(0.22)

          The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards in future quarters are anticipated. To calculate stock-based employee compensation expense under SFAS No.123, we estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002 and 2001: risk-free interest rates of 4.0%, and 5.4%; expected dividends of 15 cents per share, per quarter; expected lives of 4.3 years for both 2002 and 2001; and expected stock price volatility of 40% in 2002 and 30% in 2001. No options were granted during the three months ended March 31, 2003.

4.	2003 Director Stock Compensation Plan and Boise Incentive and Performance Plan

          In February 2003, our board adopted the 2003 Director Stock Compensation Plan (the 2003 DSCP) and the 2003 Boise Incentive and Performance Plan (the 2003 Plan), which were approved by our shareholders in April 2003. The 2003 DSCP replaces our previous Director Stock Compensation Plan, which was approved by shareholders in 1992 and expired on January 1, 2003. A total of 75,000 shares of common stock is reserved for issuance under the 2003 DSCP. The provisions of the 2003 DSCP are substantially similar to the previous plan. The 2003 DSCP permits nonemployee directors to elect to receive grants of options to purchase shares of our common stock in lieu of cash compensation. The difference between the $2.50-per-share exercise price of 2003 DSCP options and the market value of the common stock subject to the options is intended to offset the cash compensation that participating directors elect not to receive. Options expire three years after the holder ceases to be a director.

          The 2003 Plan was effective January 1, 2003, and replaces the Key Executive Performance Plan for Executive Officers, Key Executive Performance Plan for Key Executives/Key Managers, 1984 Key Executive Stock Option Plan (KESOP), Key Executive Performance Unit Plan (KEPUP), and the Director Stock Option Plan (DSOP), which were discussed in our 2002 Annual Report on Form 10-K. No further grants or awards will be made under the Key Executive Performance Plans, KESOP, KEPUP, or DSOP after 2003. A total of 2,200,000 shares of common stock is reserved for issuance under the 2003 Plan. Our executive officers, key employees, and nonemployee directors are eligible to receive awards under the 2003 Plan at the discretion of the Executive Compensation Committee. There are eight types of awards that may be granted under the 2003 Plan, including (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) performance units, (6) performance shares, (7) annual incentive awards, and (8) stock bonus awards. To date, no awards have been granted under the 2003 Plan.

          Additional plan details are set forth in the 2003 Director Stock Compensation Plan and 2003 Boise Incentive and Performance Plan filed with the SEC as Exhibits 10.29 and 10.30 in our 2002 Annual Report on Form 10-K.

5.	Other (Income) Expense, Net

          "Other (income) expense, net" includes miscellaneous income and expense items. The components of "Other (income) expense, net" in the Consolidated Statements of Loss are as follows:
	Three Months Ended
	March 31
	_________________
	2003	2002
	_______	_______
	(thousands)

Cost-reduction program (Note 15)	$10,114	$-
Sales of receivables (Note 9)	859	1,081
Other, net	179	2,539
	_______	_______
	$11,152	$3,620
	=======	=======

6.	Income Taxes

          Our estimated effective tax benefit rate for the three months ended March 31, 2003, was 35.9%, compared with an effective tax benefit rate of 37.5% for the three months ended March 31, 2002. Changes in our tax rates were due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

          For the three months ended March 31, 2003 and 2002, we paid income taxes, net of refunds received, of $17.2 million and $3.7 million.

7.	Comprehensive Loss

          Comprehensive loss for the periods include the following:
	Three Months Ended March 31
	_________________
	2003	2002
	_______	_______
	(thousands)

Net loss	$(27,546)	$(6,620)
Other comprehensive income (loss)
Cumulative foreign currency translation adjustment, net of income taxes	10,573	3,323
Cash flow hedges, net of income taxes	(334)	190
	_______	_______
Comprehensive loss, net of income taxes	$(17,307)	$(3,107)
	=======	=======

8.	Accounting Changes

Asset Retirement Obligations

          Effective January 1, 2003, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, which affects the way we account for landfill closure costs. This statement requires us to record an asset and a liability (discounted) for estimated closure and closed-site monitoring costs and to depreciate the asset over the landfill's expected useful life. Previously, we accrued for the closure costs over the life of the landfill and expensed monitoring costs as incurred. On January 1, 2003, we recorded a one-time after-tax charge of $4.1 million, or 7 cents per share, as a cumulative-effect adjustment for the difference between the amounts recognized in our consolidated financial statements prior to the adoption of this statement and the amount recognized after adopting the provisions of SFAS No. 143. On a pro forma basis, if the provisions of this statement had been in effect during first quarter 2002, our net loss and diluted loss per share for the three months ended March 31, 2002, would not have materially changed.

          We record liabilities when assessments and/or remedial efforts are probable and the cost can be reasonably estimated. These liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. On a pro forma basis, if the provisions of this statement had been in effect during first quarter 2002, the pro forma amount of our liability for asset retirement obligations for the three months ended March 31, 2002, measured using current information, assumptions, and interest rates, would not have materially changed.

Vendor Allowances

          Effective January 1, 2003, we adopted an accounting change for vendor allowances to comply with the guidelines issued by the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force (EITF) 02-16, Accounting by a Reseller for Cash Consideration Received From a Vendor. Under EITF 02-16, consideration received from a vendor is presumed to be a reduction of the cost of the vendor's products or services, unless it is for a specific incremental cost to sell the product. As a result, in first quarter 2003, approximately $10 million of vendor allowances reduced "Materials, labor, and other operating expenses" that would have been recognized previously as a reduction of "Selling and distribution expenses." In accordance with the provisions of EITF 02-16, prior-period financial statements have not been reclassified to conform with the current year's presentation.

          In addition, under the new guidance, vendor allowances reside in inventory with the product and are recognized when the product is sold, changing the timing of our recognition of these items. This change resulted in a one-time, noncash, after-tax charge of $4.7 million, or 8 cents per share.

          On a pro forma basis, if EITF 02-16 had been in effect during first quarter 2002, approximately $9 million of vendor allowances used to reduce "Selling and distribution expenses" in first quarter 2002 would have been reflected as a reduction of "Materials, labor, and other operating expenses," and reported "Selling and distribution expenses" would have increased approximately $7 million, decreasing our after-tax net loss for the three months ended March 31, 2002, approximately $1.2 million, or 2 cents per share.

9.	Receivables

          We have sold fractional ownership interests in a defined pool of trade accounts receivable. At both March 31, 2003 and 2002, and at December 31, 2002, $200 million of sold accounts receivable were excluded from "Receivables" in the accompanying Consolidated Balance Sheets. The portion of fractional ownership interest we retain is included in "Receivables" in the Consolidated Balance Sheets. This program consists of a revolving sale of receivables committed to by the purchasers for 364 days and is subject to renewal. Costs related to the program are included in "Other (income) expense, net" in the Consolidated Statements of Loss; see Note 5. Under the accounts receivable sale agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables, and the historical performance of the receivables we sell, not to exceed $200 million.

10.	Inventories

          Inventories include the following:
	March 31		December 31
	________________________		___________
	2003	2002	2002
	________	________	___________
	(thousands)

Finished goods and work in process	$531,362	$504,812	$545,619
Logs	36,737	44,334	63,026
Other raw materials and supplies	149,055	139,908	147,132
LIFO reserve	(40,447)	(52,860)	(37,811)
	________	________	___________
	$676,707	$636,194	$717,966
	========	========	===========

11.	Deferred Software Costs

          We defer internal use software costs that benefit future years. These costs are amortized on the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets included deferred software costs of $60.4 million, $69.1 million, and $63.4 million at March 31, 2003 and 2002, and December 31, 2002. Amortization of deferred software costs totaled $5.7 million and $4.7 million, for the three months ended March 31, 2003 and 2002.

12.	Goodwill and Intangible Assets

          Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we assess our acquired goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We completed our assessment in accordance with the provisions of the standard during the first quarter of 2003, and there was no impairment.

          Changes in the carrying amount of goodwill by segment are as follows:
	Boise Office Solutions	Boise Building Solutions	Total
	_____________	_______________	___________
	(thousands)

Balance at December 31, 2002	$388,902	$11,639	$400,541

Effect of foreign currency translation	9,068	-	9,068
Purchase price adjustments	(109)	-	(109)
	_____________	______________	___________
Balance at March 31, 2003	$397,861	$11,639	$409,500
	=============	==============	===========

          Acquired intangible assets are recorded in "Other assets" in the accompanying Consolidated Balance Sheets and totaled $25.0 million and $23.5 million at March 31, 2003 and 2002, and $24.6 million at December 31, 2002.

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
	Three Months Ended March 31, 2003
	_______________________________________________
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	______________	______________	___________
	(thousands)

Customer lists and relationships	$26,681	$(4,849)	$21,832
Noncompete agreements	5,057	(4,273)	784
Exclusive distribution rights	2,849	(468)	2,381
	______________	______________	___________
	$34,587	$(9,590)	$24,997
	==============	==============	===========

	Three Months Ended March 31, 2002
	_______________________________________________
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	______________	______________	___________
	(thousands)

Customer lists and relationships	$22,678	$(2,554)	$20,124
Noncompete agreements	4,388	(3,137)	1,251
Exclusive distribution rights	2,268	(120)	2,148
	______________	_____________	___________
	$29,334	$(5,811)	$23,523
	==============	==============	===========

          Intangible asset amortization expense totaled $0.8 million and $0.7 million for the three months ended March 31, 2003 and 2002. The estimated amortization expense is $3.3 million, $2.7 million, $2.7 million, $2.7 million, $2.3 million, and $2.1 million in 2003, 2004, 2005, 2006, 2007, and 2008, respectively.

13.	Debt

          In March 2002, we entered into a three-year, unsecured revolving credit agreement with 14 major financial institutions. The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. The borrowing capacity under the agreement can be expanded to a maximum of $600 million. Borrowings under the agreement were $370 million at March 31, 2003. At March 31, 2003, our borrowing rate under the agreement was 2.3%. We have entered into interest rate swaps related to $100 million of these borrowings, which gave us an effective interest rate for outstanding borrowings under the revolving credit agreement of 3.2% at March 31, 2003. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at March 31, 2003, exceeded the defined minimum by $85.7 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

          In January 2002, we sold $150 million of 7.5% notes due in 2008. We used proceeds from this sale to reduce amounts outstanding under our revolving credit agreement and short-term debt.

          At March 31, 2003 and 2002, we had $14.8 million and $55.4 million of short-term borrowings outstanding. The minimum and maximum amounts of combined short-term borrowings outstanding during first quarter 2003 were $10.8 million and $117.4 million and during first quarter 2002 were $0 and $160.0 million. The average amounts of short-term borrowings outstanding during the three months ended March 31, 2003 and 2002, were $55.3 million and $83.1 million. The average interest rates for these borrowings were 2.1% for 2003 and 2.4% for 2002.

          At March 31, 2003, we had $193 million of unused borrowing capacity registered with the SEC for additional debt securities. In addition, we had $500 million in universal shelf capacity registered with the SEC. Under this registration statement, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and/or purchase contracts.

          Cash payments for interest, net of interest capitalized, were $34.2 million and $26.4 million for the three months ended March 31, 2003 and 2002. The difference between the payments made during first quarter 2003 compared to the same quarter a year ago was due to the timing of when the payments were made.

14.	Financial Instruments

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

          In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rates at March 31, 2003 and 2002, were 3.6% and 4.1%. The swap expires in May 2005. This swap is designated as a fair value hedge of a proportionate amount of the fixed-rate debentures. The swap and the proportionate amount of debentures are marked to market, with changes in the fair value of the instruments recorded in income (loss). This swap was fully effective in hedging the changes in fair value of the hedged item; accordingly, changes in the fair values of these instruments had no net impact on our reported loss.

          In January 2002, we entered into electricity and natural gas swaps that converted 40 megawatts and 6,000 MMBtu of usage to a fixed rate. The electricity swap expired at the end of 2002 and the natural gas swaps expired in March 2003, neither of which were renewed. In August 2002, we entered into an electricity swap that converts 36 megawatts of usage in the Northwest to a fixed rate. This swap expires at the end of 2003. All of the swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" in our Consolidated Balance Sheets. These swaps were fully effective in hedging the changes in the fair value of the hedged items.

          In February 2001, we entered into two interest rate swaps with notional amounts of $50 million each, one of which matured in February 2003 and one that will mature in February 2004. Also, in November 2001, we entered into an interest rate swap with a notional amount of $50 million, which will mature in November 2004. The swaps hedge the variable cash flow risk from the variable interest payments on $100 million of our revolving credit agreement in 2003 and $150 million in 2002. The effective fixed interest rates at March 31, 2003 and 2002, were 4.5% and 4.8%. Changes in the fair value of these swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense" as interest expense was recognized on the revolving credit agreement. Amounts reclassified for the three months ended March 31, 2003 and 2002, totaled $2.0 million and $1.6 million, respectively. Ineffectiveness related to these hedges was not significant.

          We are exposed to modest credit-related risks in the event of nonperformance by counterparties to these interest rate swaps. However, we do not expect the counterparties, which are all major financial institutions, to fail to meet their obligations.

15.	Cost-Reduction Program and Restructuring Activities

          In March 2003, we announced measures to reduce 2003 operating costs by approximately $45 million, net of severance costs, and to hold capital spending to approximately $245 million, before acquisitions. We took these actions because of continued economic weakness, higher pension costs, higher energy costs, business disruptions from severe winter weather in the eastern United States, and global political uncertainty. We are reducing operating costs by freezing salaries, severely restricting hiring, reducing discretionary spending at all levels of the company, and eliminating about 700 job positions. We will eliminate these positions by terminating approximately 550 employees and leaving vacant positions unfilled. At March 31, 2003, we had terminated about 300 employees.

          Under our severance policy, in first quarter 2003, we recorded a pretax charge of $10.1 million for employee-related costs in "Other (income) expense, net" in the Consolidated Statement of Loss. We recorded these costs in accordance with the provisions of SFAS No. 112, Employers' Accounting for Postemployment Benefits. We recorded $9.2 million in Boise Office Solutions, $0.2 million in Boise Paper Solutions, and $0.7 million in our Corporate and Other segment. Employee-related costs are primarily for severance payments, most of which will be paid in 2003 with the remainder in 2004. This nonroutine item increased our net loss $6.1 million and diluted loss per share 11 cents for the three months ended March 31, 2003.

          The reserve liability for the cost-reduction program is included in "Accrued liabilities, other," in the accompanying Consolidated Balance Sheet. Reserve liability activity related to the 2003 charge is as follows:

Employee- Related Costs
_________
(thousands)

2003 expense recorded	$10,114
Charges against reserve	(2,518)
_________
Balance at March 31, 2003	$7,596
=========

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

          In first quarter 2001, we wrote off our investment in assets in Chile with a pretax charge of $4.9 million. We recorded both of these charges in our Boise Building Solutions segment and in "Other (income) expense, net" in the Consolidated Statement of Loss.

          Restructuring reserve liability account activity related to these 2001 charges is as follows:
	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	________	_________	_______	_______
	(thousands)

2001 expense recorded	$21,300	$15,000	$22,600	$58,900
Assets written down	(21,300)	-	-	(21,300)
Pension liability recorded	-	(9,600)	-	(9,600)
Charges against reserve	-	(5,000)	(10,100)	(15,100)
	________	_________	_______	_______
Restructuring reserve at December 31, 2001	-	400	12,500	12,900
Proceeds from sales of assets	-	-	1,500	1,500
Charges against reserve	-	(400)	(7,400)	(7,800)
	________	_________	_______	_______
Restructuring reserve at December 31, 2002	-	-	6,600	6,600
Charges against reserve	-	-	(200)	(200)
	________	_________	_______	_______
Restructuring reserve at March 31, 2003	$-	$-	$6,400	$6,400
	========	=========	=======	=======

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

16.	New Accounting Standards

          In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to the date of an entity's commitment to an exit plan. It also establishes that fair value is the objective for initial measurement of the liability. We adopted this statement January 1, 2003. It had no effect on our financial position or results of operations.

          In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebetedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of Interpretation No. 45 became effective for periods ending after December 15, 2002. The recognition and measurement provisions of Interpretation No. 45 became effective January 1, 2003. This statement did not have a significant impact on our financial position or results of operations.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. We adopted this interpretation January 1, 2003. It did not and is not expected to have a significant impact on our financial position or results of operations.

          See Note 8, Accounting Changes, for a discussion of SFAS No. 143 and EITF 02-16 and their effect on our consolidated financial statements.

17.	Segment Information

          There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from our last Annual Report on Form 10-K. An analysis of our operations by segment is as follows:
				Income (Loss)
				Before Taxes,
				Minority Interest,
	Sales			and Cumulative
	______________________________________			Effect of Accounting
	Trade	Intersegment	Total	Changes (a)
	____________	___________	____________	________________
	(thousands)

Three Months Ended March 31, 2003
Boise Office Solutions	$937,619	$660	$938,279	$20,672
Boise Building Solutions	568,040	6,604	574,644	(8,453)
Boise Paper Solutions	341,665	126,548	468,213	(685)
Corporate and Other	5,919	13,494	19,413	(8,738)
	____________	___________	____________	________________
	1,853,243	147,306	2,000,549	2,796
Intersegment eliminations	-	(147,306)	(147,306)	-
Interest expense	-	-	-	(28,880)
	____________	___________	____________	________________
	$1,853,243	$-	$1,853,243	$(26,084)
	============	===========	============	================

Three Months Ended March 31, 2002
Boise Office Solutions	$883,649	$805	$884,454	$37,423
Boise Building Solutions	554,148	6,018	560,166	8,781
Boise Paper Solutions	344,717	111,258	455,975	(10,803)
Corporate and Other	5,709	12,687	18,396	(12,752)
	____________	___________	____________	________________
	1,788,223	130,768	1,918,991	22,649
Intersegment eliminations	-	(130,768)	(130,768)	-
Interest expense	-	-	-	(30,048)
	____________	___________	____________	________________
	$1,788,223	$-	$1,788,223	$(7,399)
	============	===========	============	================
(a)	Interest income has been allocated to our segments in the amounts of $0.1 million and $0.3 million for the three months ended March 31, 2003 and 2002.

18.	Commitments and Guarantees

          As discussed in Notes 1, 5, and 9 of "Item 8. Financial Statements and Supplementary Data" in our 2002 Annual Report on Form 10-K, we have commitments for timber contracts, leases, and long-term debt. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. During the three months ended March 31, 2003, there have been no material changes to our contractual obligations outside the ordinary course of our business.

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

          We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Note 17 of "Item 8. Financial Statements and Supplementary Data" in our 2002 Annual Report on Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. During the three months ended March 31, 2003, there were no new or material changes to the guarantees disclosed in our 2002 Annual Report on Form 10-K.
19.	Legal Proceedings and Contingencies

          We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws, or have received a claim from a private party, with respect to 18 active sites where hazardous substances or other contaminants are or may be located. In most cases, we are one of many potentially responsible parties, and our alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, we have established appropriate reserves. We believe we have minimal or no responsibility with regard to several other sites. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position or results of operations.

          Over the past several years and continuing into 2003, we have been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at job sites. The claims vary widely and often are not specific about the plaintiffs' contacts with us or with our facilities. None of the claims seeks damages from us individually, and we are generally one of numerous defendants. Many of the cases filed against us have been voluntarily dismissed, although we have settled some cases. The settlements we have paid have been covered mostly by insurance, and we believe any future settlements or judgments of these cases would be similarly covered. To date, no asbestos case against us has gone to trial, and the nature of these cases makes any prediction as to the outcome of pending litigation inherently subjective. At this time, however, we believe our involvement in asbestos litigation is not material to either our financial position or our results of operations.

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

          We operate our business using four reportable segments: Boise Office Solutions, Boise Building Solutions, Boise Paper Solutions, and Corporate and Other. Boise Office Solutions markets and sells office supplies, paper, technology products, and office furniture. Boise Building Solutions manufactures, markets, and distributes various products that are used for construction, while Boise Paper Solutions manufactures, markets, and distributes uncoated free sheet papers, containerboard, corrugated containers, newsprint, and market pulp. Corporate and Other includes support staff services and related assets and liabilities. The segments' profits and losses are measured on operating profits before interest expense, income taxes, minority interest, extraordinary items, and the cumulative effect of accounting changes.

Results of Operations
	Three Months Ended March 31
	__________________________
	2003	2002
	___________	___________

Sales	$1.9 billion	$1.8 billion
Loss before cumulative effect of accounting changes	$(18.7) million	$(6.6) million
Cumulative effect of accounting changes, net of income tax	$(8.8) million	$-
Net loss	$(27.5) million	$(6.6) million

Diluted loss per common share
Diluted before cumulative effect of accounting changes	$(0.38)	$(0.17)
Cumulative effect of accounting changes	(0.15)	-
	_____	_____
Diluted	$(0.53)	$(0.17)
	=====	=====

	(percentage of sales)

Materials, labor, and other operating expenses	81.8%	81.7%
Selling and distribution expenses	11.6%	10.7%
General and administrative expenses	1.9%	2.0%

Operating Results

          Total sales increased 4%, compared with the same quarter a year ago. Boise Office Solutions segment sales and same-location sales increased 6% because of favorable exchange rates, sales to new customers, and increased sales to existing customers. Boise Building Solutions sales increased 3%, primarily because of stronger sales in engineered wood products and building materials distribution, while Boise Paper Solutions sales increased 3% because of higher product prices.

          First-quarter materials, labor, and other operating expenses increased about 0.1% as a percentage of sales, compared with first quarter 2002. Effective January 1, 2003, we adopted an accounting change for vendor allowances to comply with the guidelines issued by the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) 02-16, Accounting by a Reseller for Cash Consideration Received From a Vendor. Under EITF 02-16, consideration received from a vendor is presumed to be a reduction of the cost of the vendor's products or services, unless it is for a specific incremental cost to sell the product. As a result, in first quarter 2003, approximately $10 million of vendor allowances reduced "Materials, labor, and other operating expenses" that would have been recognized previously as a reduction of "Selling and distribution expenses" (see Note 8). In accordance with the provisions of EITF 02-16, prior-period financial statements have not been reclassified to conform with the current year's presentation. Before the accounting change, materials, labor, and other operating expenses increased 0.6% as a percentage of sales because of an increased proportion of sales of lower-margin products in Boise Office Solutions, partially offset by favorable wood costs in Boise Building Solutions and decreased unit manufacturing costs in our paper business.

          Selling and distribution expenses increased 0.9% to 11.6%, compared with 10.7% in first quarter 2002. Before the accounting change, selling and distribution expenses increased about 0.3%, primarily due to higher payroll and benefit-related costs.

          Due to cost controls, general and administrative expenses in first quarter 2003 were relatively flat, in spite of higher pension expenses. "Other (income) expense, net," increased to $11.2 million from $3.6 million in first quarter 2002. The increase resulted from implementation of our cost-reduction program, which was announced in March 2003. As part of this program, we will reduce 2003 operating costs by approximately $45 million, net of severance costs, and hold capital spending to approximately $245 million, before acquisitions. We took these actions because of continued economic weakness, higher pension costs, higher energy costs, business disruptions from severe winter weather in the eastern United States, and global political uncertainty. We are reducing operating costs by freezing salaries, severely restricting hiring, reducing discretionary spending at all levels of the company, and eliminating about 700 job positions. We will eliminate these positions by terminating approximately 550 employees and leaving vacant positions unfilled. At March 31, 2003, we had terminated about 300 employees.

          Under our severance policy, in first quarter 2003, we recorded a pretax charge of $10.1 million for employee-related costs in "Other (income) expense, net" in the Consolidated Statement of Loss. We recorded these costs in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits. We recorded $9.2 million in Boise Office Solutions, $0.2 million in Boise Paper Solutions, and $0.7 million in our Corporate and Other segment. Employee-related costs are primarily for severance payments, most of which will be paid in 2003 with the remainder in 2004. This nonroutine item increased our net loss $6.1 million and diluted loss per share 11 cents for the three months ended March 31, 2003.

          The reserve liability for the cost-reduction program is included in "Accrued liabilities, other," in the accompanying Consolidated Balance Sheet. Reserve liability activity related to the 2003 charge is as follows:

Employee- Related Costs
_________
(millions)

2003 expense recorded	$10.1
Charges against reserve	(2.5)
_________
Balance at March 31, 2003	$7.6
=========

          Our estimated effective tax benefit rate for the three months ended March 31, 2003, was 35.9%, compared with an effective tax benefit rate of 37.5% for the three months ended March 31, 2002. Changes in our tax rates were due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

          Our first-quarter loss, before the cumulative effect of accounting changes, increased to $18.7 million, compared with $6.6 million in the same quarter a year ago. About $6.1 million of the loss relates to the employee-related costs of our cost-reduction program. Lower gross profit margins in Boise Office Solutions, weak market conditions, higher pension expense, and winter weather disruptions also contributed to the decline.

          The $8.8 million recorded in "Cumulative effect of accounting changes, net of income tax," consisted of an after-tax charge of $4.1 million, or 7 cents per share, for the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, which affects the way we account for landfill closure costs. This statement requires us to record an asset and a liability (discounted) for estimated closure and closed-site monitoring costs and to depreciate the asset over the landfill's expected useful life. Previously, we accrued for the closure costs over the life of the landfill and expensed monitoring costs as incurred. We also recorded an after-tax charge of $4.7 million, or 8 cents per share, for the adoption of EITF 02-16. EITF 02-16 requires that vendor allowances reside in inventory with the product and be recognized when the product is sold, changing the timing of our recognition of these items and creating the one-time, noncash, cumulative-effect adjustment (see Note 8).

Boise Office Solutions

	Three Months Ended March 31
	_______________________
	2003	2002
	_________	_________
	(millions)

Sales	$938.3	$884.5
Segment income	$20.7	$37.4

Sales by Product Line
Office supplies and paper	$567.2	$552.3
Technology products	277.4	246.0
Office furniture	93.7	86.2

Sales by Geography
United States	$708.8	$686.5
International	229.5	198.0

Sales growth	6%	(9)%
Same-location sales growth	6%	(8)%

	(percentage of sales)

Gross profit margin	23.8%	23.6%
Operating expenses	21.6%	19.4%
Operating profit	2.2%	4.2%

Operating Results

          Segment sales and same-location sales increased 6% because of favorable exchange rates (a little less than half of the increase), sales to new customers, and increased sales to existing customers, compared with the same quarter a year ago. Most of the first-quarter sales growth occurred in technology products, which increased 13%. Furniture sales increased 9%, and combined sales of office supplies and paper, our largest product category, grew 3%. Within this product category, sales of paper grew, while sales of office supplies declined modestly. The increase in paper sales was primarily the result of the strong integration of our paper and office products businesses. In first quarter 2003, sales of Boise's office papers sold through Boise Office Solutions increased 9% to 143,000 tons.

          In first quarter 2003, Boise Office Solutions' gross profit margin was 23.8%, compared with 23.6% in first quarter 2002. Before the adoption of EITF 02-16, our gross profit margin would have been 22.6%. The lower gross profit margin further reflects the shift in our sales mix toward lower-margin paper and technology products and competitive margin pressures.

          In first quarter 2003, our operating expenses were 21.6% of sales, which included $9.2 million of employee-related costs for our cost-reduction program and approximately $10 million for the change in the classification of our vendor allowances under EITF 02-16. This compares with 19.4% in first quarter 2002. Before these items, our operating expenses increased only about 0.1% in spite of higher payroll and benefit-related costs.

          Segment operating profit decreased 2%, compared with the same quarter a year ago. About half of the decrease resulted from the employee-related charge for our cost-reduction program, and the other half was primarily attributable to the shift in our sales mix toward lower-margin paper and technology products.

Boise Building Solutions

	Three Months Ended March 31
	_________________________
	2003	2002
	___________	___________

Sales	$574.6 million	$560.2 million
Segment income (loss)	$(8.5) million	$8.8 million

Sales Volumes
Plywood (1,000 sq ft) (3/8" basis)	463,212	440,525
OSB (1,000 sq ft) (3/8" basis) (a)	106,581	100,161
Particleboard (1,000 sq ft) (3/4" basis)	41,192	49,749
Lumber (1,000 board feet)	93,524	95,911
LVL (100 cubic feet)	20,685	17,895
I-joists (1,000 equivalent lineal feet)	40,534	34,995
Engineered wood products (sales dollars)	$67.5 million	$60.0 million
Building materials distribution (sales dollars)	$391.4 million	$375.2 million

Average Net Selling Prices
Plywood (1,000 sq ft) (3/8" basis)	$220	$231
OSB (1,000 sq ft) (3/8" basis)	141	131
Particleboard (1,000 sq ft) (3/4" basis)	219	230
Lumber (1,000 board feet)	412	481
LVL (100 cubic feet)	1,453	1,491
I-joists (1,000 equivalent lineal feet)	867	896
(a)	Represents 100% of the sales volume of Voyageur Panel, of which we own 47%.

Operating Results

          First-quarter sales increased 3%, compared with the same quarter a year ago. Sales increased because of a 13% increase in sales of engineered wood products and a 4% increase in building materials distribution sales (due to a 7% increase in physical sales volume). During first quarter 2003, more than one-fourth of building materials distribution's lumber, panel, and engineered wood product sales were from products manufactured by Boise. Our distribution business sold 9% of the lumber we manufactured, 17% of our panels, and 54% of our engineered wood products.

          Relative to first quarter 2002, average plywood and particleboard prices declined 5%, and lumber prices declined 14%, while oriented strand board (OSB) prices increased 8%. Housing starts during first quarter 2003 were higher than a year ago. Most OSB production is used for residential construction, which explains why OSB prices strengthened during the quarter. The other product prices declined due to reduced nonresidential and repair-and-remodel demand and oversupplied wood products markets. Lumber and structural panel markets are oversupplied because of imports and recent OSB capacity additions, respectively. We estimate that 5% of industry panel capacity was closed in 2002, and another 4% is currently shuttered. Approximately 20% of our lumber capacity is down, at least temporarily.

          We are about to start up our new exterior siding plant in Elma, Washington. The plant will produce exterior siding marketed under the name HomePlateTM siding. The siding will be manufactured from recycled plastic and urban wood. We will market the product in the western United States and Canada and will distribute it primarily through our building materials distribution facilities. Compared to first quarter 2002, first quarter 2003 segment results included $4.2 million of additional business organization costs, including plant commissioning and start-up expenses, for our external siding plant.

          Segment income declined relative to first quarter 2002, primarily due to selling price declines, weak market conditions, start-up costs, and winter weather disruptions at our East Coast distribution facilities. Higher pension expense also contributed to the decline.

Boise Paper Solutions
	Three Months Ended March 31
	________________________
	2003	2002
	___________	___________

Sales	$468.2 million	$456.0 million
Segment loss	$(0.7) million	$(10.8) million

	(short tons)
Sales Volumes
Uncoated free sheet	353,000	355,000
Containerboard	158,000	160,000
Newsprint	106,000	84,000
Other	33,000	49,000
	______	______
	650,000	648,000
	======	======
Average Net Selling Prices (per short ton)
Uncoated free sheet	$747	$712
Containerboard	341	327
Newsprint	374	368

Operating Results

          First quarter 2003 segment sales increased 3%, compared with the same quarter in 2002. Sales increased primarily because of a 4% increase in weighted average net selling prices. Prices for uncoated free sheet, our largest paper grade, were up 5%. Newsprint and containerboard prices increased 2% and 4%, respectively, compared with a year ago. Total unit sales volume in the first quarter was about flat with that of a year ago, despite a 9% increase in our office papers sold through Boise Office Solutions.

          We also increased sales of value-added papers produced on our smaller machines. Sales volume was up 7% in first quarter 2003 to nearly 360,000 tons annualized. Value-added grades generally have higher unit costs than commodities but also have higher net sales prices and profit margins. Overall, the average net selling price of the value-added grades we sold in first quarter 2003 was $164 per ton higher than the average net selling price of our uncoated commodity grades.

          First quarter 2003 segment results improved over first quarter 2002 as a result of increased selling prices and a 1% decrease in unit manufacturing costs.

          Continued weak demand in the first quarter led to additional market-related curtailments, particularly in uncoated free sheet. During the quarter, we took 38,000 tons of market-related curtailment in uncoated free sheet, up from 30,000 tons in first quarter 2002. In second quarter 2003, we expect to continue to take market-related production curtailments, particularly in uncoated free sheet and newsprint. We will also take downtime for capital project maintenance at our Wallula, Washington, and DeRidder, Louisiana, pulp and paper mills.

Financial Condition and Liquidity

Operating Activities

          For the first three months of 2003, operations provided $48.8 million in cash, compared with $0.5 million for the same period in 2002. For the three months ended March 31, 2003, items included in net income (loss) provided $63.1 million of cash, and unfavorable changes in working capital items used $14.3 million. For the first three months of 2002, net income provided $68.7 million of cash, offset by $68.2 million of unfavorable working capital items.

          Most of our U.S. employees are covered by noncontributory defined benefit pension plans. The assets of the pension plans are invested primarily in common stocks, fixed-income securities, and cash equivalents. The market performance of these investments affects our recorded pension obligations, expense, and cash contributions. Pension and other postretirement benefits expenses for the three months ended March 31, 2003, were about $20.5 million, compared with $9.3 million in the same quarter a year ago. These are noncash charges in our consolidated financial statements. We expect our rising pension costs to increase pension expense close to $12 million per quarter in 2003, compared with 2002. The required minimum contribution to our pension plans is estimated to be $26 million. However, we expect to make contributions to the plans of approximately $80 million to $120 million during 2003. During 2003, we have made and will continue to make quarterly contributions and benefit payments to our pension and other postretirement benefit plans. We expect to make the majority of our contributions in third quarter 2003.

          Our ratio of current assets to current liabilities was 1.33:1 at March 31, 2003, compared with 1.23:1 at both March 31, 2002, and December 31, 2002.

Investment Activities

          Cash used for investment was $54.0 million for the first three months of 2003 and $63.1 million for the same period in 2002. Cash expenditures for property and equipment and timber and timberlands totaled $45.7 million in first quarter 2003 and $45.8 million in first quarter 2002. In both years, our property and equipment expenditures primarily reflected the cost of facility improvements, facility and equipment modernization, energy and cost-saving projects, and environmental compliance.

          As a result of our cost-reduction program, we expect capital investment in 2003 to be approximately $245 million, excluding acquisitions. These amounts include approximately $20 million for our environmental compliance program. In 2001, we began construction of a new facility near Elma, Washington, to manufacture integrated wood-polymer building materials. The plant is currently starting up and should begin shipping product in second quarter 2003. The total cost of this facility is expected to be approximately $93 million. We have spent $89 million to date. The remainder will be spent in 2003.

          The balance of our capital spending will be for quality and efficiency projects, replacement, and modest purchases of timber and timberlands.

Financing Activities

          Cash provided by financing was $25.2 million for the first three months of 2003, compared with $62.2 million for the first three months of 2002. Dividend payments totaled $8.8 million and $8.7 million for the first three months of 2003 and 2002. In both years, our quarterly dividend was 15 cents per common share.

          Changes in short-term borrowings represent net changes in notes payable. Additions to long-term debt for the three months ended March 31, 2003, included $120.0 million under our revolving credit agreement. Payments of long-term debt in this period included $70.0 million of medium-term notes. Additions to long-term debt for the three months ended March 31, 2002, included $149.8 million of 7.5% notes due in 2008. Payments of long-term debt in this period included $70.0 million under our revolving credit agreement and repayment of $15.5 million of bank debt for our Australian operations.

          At March 31, 2003 and December 31, 2002, we had $1.6 billion of debt outstanding. At March 31, 2002, we had $1.7 billion of debt outstanding. Our debt-to-equity ratio was 1.19:1 and 1.06:1 at March 31, 2003 and 2002. Our debt-to-equity ratio was 1.14:1 at December 31, 2002. Even though our debt for the three months ended March 31, 2003, decreased, compared with the same quarter a year ago, our debt-to-equity ratio rose due to recording a $188 million decrease in shareholders' equity in December 2002 for additional minimum pension liability.

          In March 2002, we entered into a three-year, unsecured revolving credit agreement with 14 major financial institutions. The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. The borrowing capacity under the agreement can be expanded to a maximum of $600 million. Borrowings under the agreement were $370 million at March 31, 2003. At March 31, 2003, our borrowing rate under the agreement was 2.3%. We have entered into interest rate swaps related to $100 million of these borrowings, which gave us an effective interest rate for outstanding borrowings under the revolving credit agreement of 3.2% at March 31, 2003. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at March 31, 2003, exceeded the defined minimum by $85.7 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

          In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rates at March 31, 2003 and 2002, were 3.6% and 4.1%. This swap expires in May 2005.

          In January 2002, we sold $150 million of 7.5% notes due in 2008. We used proceeds from this sale to reduce amounts outstanding under our revolving credit agreement and short-term debt.

          At March 31, 2003 and 2002, we had $14.8 million and $55.4 million of short-term borrowings outstanding. The minimum and maximum amounts of combined short-term borrowings outstanding during first quarter 2003 were $10.8 million and $117.4 million and during first quarter 2002 were $0 and $160.0 million. The average amounts of short-term borrowings outstanding during the three months ended March 31, 2003 and 2002, were $55.3 million and $83.1 million. The average interest rates for these borrowings were 2.1% for 2003 and 2.4% for 2002.

          At March 31, 2003, we had $193 million of unused borrowing capacity registered with the Securities and Exchange Commission (SEC) for additional debt securities. In addition, we had $500 million in universal shelf capacity registered with the SEC. Under this registration statement, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and/or purchase contracts.

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

Off-Balance-Sheet and Other Contractual Arrangements and Guarantees

          For information on off-balance-sheet and other contractual arrangements and guarantees, see our Annual Report on Form 10-K for the year ended December 31, 2002. At March 31, 2003, there have been no material changes to our contractual obligations outside the ordinary course of business or material changes to the guarantees disclosed in our 2002 Annual Report on Form 10-K.

Timber Supply and Environmental Issues

          For information on timber supply and environmental issues, see our Annual Report on Form 10-K for the year ended December 31, 2002.

Critical Accounting Estimates

          For information on critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2002.

Outlook

          We expect Boise's performance in second quarter 2003 to be similar to or modestly improved over first-quarter results. Sales and income in our office products distribution business are likely to decline in the second quarter from first-quarter levels, as they typically do, but year-over-year sales comparisons should continue to be positive. We expect wood products markets to strengthen modestly as better weather allows the building season to get underway. Paper business results should be similar to the first quarter, with no significant change expected in market conditions or costs.

Forward-Looking Statements

          This Form 10-Q contains forward-looking statements. These include statements about our business outlook, assessment of market and economic conditions, strategies, future plans, anticipated costs and expenses, capital spending, and any other statements that are not historical. The accuracy of these statements is subject to a number of risks, uncertainties, and assumptions that may cause our actual results to differ materially from our expectations. In addition to the specific factors that may be described in connection with any particular forward-looking statement, factors that could cause actual results to differ from our expectations, include, among other things:
●	The activity of our competitors and the impact of such activity on production capacity and customer demand across pulp, paper, and wood products markets;
●

Changes in general economic conditions, including the levels of interest rates, housing starts, nonresidential construction, repair-and-remodeling activity, building rates, and white collar employment;

●	Changes in foreign economies and competition, which tend to affect the level of imports and exports of paper and wood products;
●	The performance of our manufacturing operations and the amount of capital required to maintain these operations;
●	Changes in the banking markets, which can affect the cost of our financing activities;
●

Variations in the performance of the financial markets, which could cause us to reevaluate the assumptions we use in determining pension plan funding requirements and our contributions to our pension plans;

●	The effect of forestry, land use, environmental, and other governmental laws and regulations and the impact of these regulations on our cost structure;
●	Changes in the price or availability of raw materials, including energy;
●	Acts of war or terrorist activities; and
●	Fires, floods, and other catastrophic events beyond our control.

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

          In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rates at March 31, 2003 and 2002, were 3.6% and 4.1%. The swap expires in May 2005. This swap is designated as a fair value hedge of a proportionate amount of the fixed-rate debentures. The swap and the proportionate amount of debentures are marked to market, with changes in the fair value of the instruments recorded in income (loss). This swap was fully effective in hedging the changes in fair value of the hedged item; accordingly, changes in the fair values of these instruments had no net impact on our reported loss.

          In January 2002, we entered into electricity and natural gas swaps that converted 40 megawatts and 6,000 MMBtu of usage to a fixed rate. The electricity swap expired at the end of 2002 and the natural gas swaps expired in March 2003, neither of which were renewed. In August 2002, we entered into an electricity swap that converts 36 megawatts of usage in the Northwest to a fixed rate. This swap expires at the end of 2003. All of the swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" in our Consolidated Balance Sheets. These swaps were fully effective in hedging the changes in the fair value of the hedged items.

          In February 2001, we entered into two interest rate swaps with notional amounts of $50 million each, one of which matured in February 2003 and one that will mature in February 2004. Also, in November 2001, we entered into an interest rate swap with a notional amount of $50 million, which will mature in November 2004. The swaps hedge the variable cash flow risk from the variable interest payments on $100 million of our revolving credit agreement in 2003 and $150 million in 2002. The effective fixed interest rates at March 31, 2003 and 2002, were 4.5% and 4.8%. Changes in the fair value of these swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense" as interest expense was recognized on the revolving credit agreement. Amounts reclassified for the three months ended March 31, 2003 and 2002, totaled $2.0 million and $1.6 million, respectively. Ineffectiveness related to these hedges was not significant.

          We are exposed to modest credit-related risks in the event of nonperformance by counterparties to these interest rate swaps. However, we do not expect the counterparties, which are all major financial institutions, to fail to meet their obligations.
ITEM 4.	CONTROLS AND PROCEDURES
(a)

Within 90 days prior to filing this report, the chief executive officer and chief financial officer directed an evaluation of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. The evaluation was conducted to determine whether the company's disclosure controls and procedures were effective in bringing material information about the company to the attention of senior management. Based on that evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective in alerting them in a timely manner to material information that the company is required to disclose in its filings with the Securities and Exchange Commission.

(b)

Since our evaluation, we have made no significant changes in the design or operation of our internal controls. Likewise, we have not taken corrective actions or made changes to other factors that could significantly affect the design or operation of these controls.

PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

          Refer to our Annual Report on Form 10-K for the year ended December 31, 2002, for information concerning legal proceedings.

ITEM 2.	CHANGES IN SECURITIES

          None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          We held our annual meeting of shareholders on April 17, 2003. A total of 62,538,061 shares of common and preferred stock were outstanding and entitled to vote at the meeting. Of the total outstanding, 57,936,005 shares were represented at the meeting.

          Shareholders cast votes for election of the following directors whose terms expire in 2006:
	In Favor	Withheld	Not Voted
Richard R. Goodmanson	40,246,957	17,689,048	--
Edward E. Hagenlocker	39,743,716	18,192,289	--
George J. Harad	35,935,559	22,000,446	--
Donald S. Macdonald	39,671,123	18,264,882	--
Jane E. Shaw	33,791,513	24,144,492	--

Continuing in office are Francesca Ruiz de Luzuriaga, Frank A. Shrontz, Carolyn M. Ticknor, and Ward W. Woods, whose terms expire in 2005, and Claire S. Farley, Rakesh Gangwal, Gary G. Michael, and A. William Reynolds, whose terms expire in 2004.

Our shareholders ratified the appointment of KPMG LLP as our independent auditor for 2003 with 56,834,340 votes cast for and 701,811 against, while 399,854 shares abstained and zero were not voted.

Our shareholders approved the adoption of the 2003 Boise Incentive and Performance Plan with 43,069,487 votes cast for and 9,365,621 against, while 534,617 shares abstained and 4,966,280 were not voted.

Our shareholders also approved the adoption of the 2003 Director Stock Compensation Plan with 43,392,660 votes cast for and 9,002,014 against, while 575,051 shares abstained and 4,966,280 were not voted.

Our shareholders voted against a shareholder proposal to make all future stock option grants to senior executives have an industry indexed exercise price. The shareholders cast 6,191,426 votes for and 45,473,911 against, while 1,304,388 shares abstained and 4,966,280 were not voted.

ITEM 5.	OTHER INFORMATION

          None.
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits. Required exhibits are listed in the Index to Exhibits and are incorporated by reference.
(b)

Reports on Form 8-K.

On March 10, 2003, we filed a Form 8-K with the Securities and Exchange Commission announcing lower expectations for first quarter 2003 earnings and cost-reduction steps.

On April 22, 2003, we filed a Form 8-K with the Securities and Exchange Commission to file the earnings release announcing our first quarter 2003 financial results.

On May 2, 2003, we filed a Form 8-K with the Securities and Exchange Commission to file our First Quarter 2003 Fact Book.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE CORPORATION
/s/ Thomas E. Carlile _________________________________ Thomas E. Carlile Vice President and Controller (As Duly Authorized Officer and Chief Accounting Officer)
Date: May 13, 2003

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

Date: May 13, 2003

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

Date: May 13, 2003

/s/ Theodore Crumley _______________________________
Theodore Crumley Chief Financial Officer

BOISE CASCADE CORPORATION

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2003
Number	Description	Page Number

11	Computation of Per-Share Loss	33
12.1	Ratio of Earnings to Fixed Charges	34
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements	35
99	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Cascade Corporation	36