Form 10-Q
period 2003-06-30
BOISE CASCADE CORP
filed 2003-08-12
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003
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

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).       Yes   X    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of July 31, 2003 58,442,728

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(thousands, except per-share amounts)

	Three Months Ended June 30
	_______________________
	2003	2002
	_________	_________
	(unaudited)

Sales	$1,928,984	$1,888,027
	_________	_________
Costs and expenses
Materials, labor, and other operating expenses	1,578,445	1,540,027
Depreciation, amortization, and cost of company timber harvested	73,730	78,690
Selling and distribution expenses	217,472	195,085
General and administrative expenses	35,297	40,866
Other (income) expense, net	1,836	25,669
	_________	_________
	1,906,780	1,880,337
	_________	_________
Equity in net income (loss) of affiliates	474	(482)
	_________	_________
Income from operations	22,678	7,208
	_________	_________
Interest expense	(27,753)	(30,010)
Interest income	318	800
Foreign exchange gain	1,860	371
	_________	_________
	(25,575)	(28,839)
	_________	_________
Loss before income taxes and minority interest	(2,897)	(21,631)
Income tax benefit	985	26,891
	_________	_________
Income (loss) before minority interest	(1,912)	5,260
Minority interest, net of income tax	(2,022)	(2,017)
	_________	_________
Net income (loss)	(3,934)	3,243
Preferred dividends	(3,287)	(3,288)
	_________	_________

Net loss applicable to common shareholders	$(7,221)	$(45)
	=========	=========
Net income (loss) per common share
Basic and diluted	$(0.12)	$0.00
	=====	=====
Pro forma amounts assuming accounting changes were applied retroactively (see Note 7)
Net income (loss)	$(3,934)	$4,064
	=========	=========
Net income (loss) per common share
Basic and diluted	$(0.12)	$0.01
	=====	=====

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
Consolidated Statements of Loss
(thousands, except per-share amounts)

	Six Months Ended June 30
	_______________________
	2003	2002
	_________	_________
	(unaudited)

Sales	$3,782,227	$3,676,250
	_________	_________
Costs and expenses
Materials, labor, and other operating expenses	3,093,634	3,001,011
Depreciation, amortization, and cost of company timber harvested	149,312	151,424
Selling and distribution expenses	431,634	386,772
General and administrative expenses	70,670	75,869
Other (income) expense, net	12,988	29,289
	_________	_________
	3,758,238	3,644,365
	_________	_________
Equity in net income (loss) of affiliates	415	(2,055)
	_________	_________
Income from operations	24,404	29,830
	_________	_________
Interest expense	(56,633)	(60,058)
Interest income	432	1,055
Foreign exchange gain	2,816	143
	_________	_________
	(53,385)	(58,860)
	_________	_________
Loss before income taxes, minority interest, and cumulative effect of accounting changes	(28,981)	(29,030)
Income tax benefit	10,349	29,666
	_________	_________
Income (loss) before minority interest and cumulative effect of accounting changes	(18,632)	636
Minority interest, net of income tax	(4,045)	(4,013)
	_________	_________
Loss before cumulative effect of accounting changes	(22,677)	(3,377)
Cumulative effect of accounting changes, net of income tax	(8,803)	-
	_________	_________

Net loss	(31,480)	(3,377)
Preferred dividends	(6,553)	(6,550)
	_________	_________

Net loss applicable to common shareholders	$(38,033)	$(9,927)
	=========	=========
Net loss per common share
Basic and diluted before cumulative effect of accounting changes	$(0.50)	$(0.17)
Cumulative effect of accounting changes	(0.15)	-
	_____	_____

Basic and diluted	$(0.65)	$(0.17)
	=====	=====
Pro forma amounts assuming accounting changes were applied retroactively (see Note 7)
Net loss	$(31,480)	$(1,308)
	=========	=========
Net loss per common share
Basic and diluted	$(0.65)	$(0.14)
	=====	=====

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
Consolidated Balance Sheets
(thousands)

	June 30		December 31
	___________________________		___________
	2003	2002	2002
	__________	___________	___________
	(unaudited)
ASSETS
Current
Cash and cash equivalents	$98,240	$79,044	$65,152
Receivables, less allowances
of $14,338, $12,435, and $13,111	503,264	499,233	423,976
Inventories	648,831	623,340	717,966
Deferred income tax benefits	62,262	69,703	52,131
Other	41,485	45,651	36,524
	__________	___________	___________
	1,354,082	1,316,971	1,295,749
	__________	___________	___________
Property
Property and equipment
Land and land improvements	72,887	70,227	70,731
Buildings and improvements	749,141	698,577	709,127
Machinery and equipment	4,717,286	4,648,093	4,678,112
	__________	___________	___________
	5,539,314	5,416,897	5,457,970
Accumulated depreciation	(3,008,395)	(2,843,525)	(2,915,940)
	__________	___________	___________
	2,530,919	2,573,372	2,542,030
Timber, timberlands, and timber deposits	321,414	314,567	328,720
	__________	___________	___________
	2,852,333	2,887,939	2,870,750
	__________	___________	___________

Goodwill	421,648	401,718	400,541
Investments in equity affiliates	35,980	36,245	35,641
Other assets	325,822	316,588	344,719
	__________	____________	___________
Total assets	$4,989,865	$4,959,461	$4,947,400
	==========	============	===========

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
Consolidated Balance Sheets
(thousands, except share amounts)

	June 30		December 31
	_______________________		___________
	2003	2002	2002
	_________	_________	___________
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Short-term borrowings	$1,000	$30,700	$28,000
Current portion of long-term debt	75,485	90,797	125,651
Income taxes payable	8,586	-	9,512
Accounts payable	558,896	519,285	519,596
Accrued liabilities
Compensation and benefits	205,700	147,063	218,085
Interest payable	25,167	29,068	29,928
Other	124,864	143,713	122,832
	_________	_________	___________
	999,698	960,626	1,053,604
	_________	_________	___________
Debt
Long-term debt, less current portion	1,494,410	1,413,699	1,387,398
Guarantee of ESOP debt	40,504	71,184	51,448
	_________	_________	___________
	1,534,914	1,484,883	1,438,846
	_________	_________	___________
Other
Deferred income taxes	169,023	284,877	165,357
Compensation and benefits	672,411	430,315	667,694
Other long-term liabilities	57,133	45,432	49,868
	_________	_________	___________
	898,567	760,624	882,919
	_________	_________	___________
Minority interest
Company-obligated mandatorily redeemable securities of subsidiary trust holding solely debentures of parent	172,500	172,500	172,500
	_________	_________	___________

Commitments and contingent liabilities

Shareholders' equity
Preferred stock -- no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 4,146,255, 4,387,327, and 4,280,615 shares outstanding	186,581	197,430	192,628
Deferred ESOP benefit	(40,504)	(71,184)	(51,448)
Common stock -- $2.50 par value; 200,000,000 shares authorized; 58,313,553, 58,236,468, and 58,283,719 shares outstanding	145,784	145,591	145,709
Additional paid-in capital	475,215	471,940	474,533
Retained earnings	905,308	964,731	952,215
Accumulated other comprehensive loss	(288,198)	(127,680)	(314,106)
	_________	_________	___________
Total shareholders' equity	1,384,186	1,580,828	1,399,531
	_________	_________	___________
Total liabilities and shareholders' equity	$4,989,865	$4,959,461	$4,947,400
	=========	=========	===========

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(thousands)
	Six Months Ended June 30
	__________________________
	2003	2002
	___________	___________
	(unaudited)
Cash provided by (used for) operations
Net loss	$(31,480)	$(3,377)
Items in net loss not using (providing) cash
Equity in net (income) loss of affiliates	(415)	2,055
Depreciation, amortization, and cost of company timber harvested	149,312	151,424
Deferred income tax benefit	(19,971)	(35,971)
Pension and other postretirement benefits expense	41,092	18,635
Cumulative effect of accounting changes, net of income tax	8,803	-
Other	(2,816)	23,503
Receivables	(68,899)	(72,288)
Inventories	61,384	29,753
Accounts payable and accrued liabilities	18,912	10,398
Current and deferred income taxes	(7,499)	(1,949)
Pension and other postretirement benefits payments	(24,488)	(4,917)
Other	24,905	28,913
	___________	___________
Cash provided by operations	148,840	146,179
	___________	___________
Cash provided by (used for) investment
Expenditures for property and equipment	(108,001)	(96,120)
Expenditures for timber and timberlands	(4,264)	(4,505)
Investments in equity affiliates	76	-
Purchases of facilities	-	(1,406)
Other	(3,460)	(24,522)
	___________	___________
Cash used for investment	(115,649)	(126,553)
	___________	___________
Cash provided by (used for) financing
Cash dividends paid
Common stock	(17,486)	(17,439)
Preferred stock	(7,006)	(7,357)
	___________	___________
	(24,492)	(24,796)
Short-term borrowings	(27,000)	(18,000)
Additions to long-term debt	147,363	232,109
Payments of long-term debt	(90,568)	(183,643)
Other	(5,406)	(2,954)
	___________	___________
Cash provided by (used for) financing	(103)	2,716
	___________	___________

Increase in cash and cash equivalents	33,088	22,342
Balance at beginning of the year	65,152	56,702
	___________	___________
Balance at June 30	$98,240	$79,044
	===========	===========

See accompanying notes to consolidated financial statements.

Notes to Quarterly Consolidated Financial Statements (Unaudited)
1.	Basis of Presentation

          We have prepared the quarterly consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Some information and footnote disclosures, which would normally be included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. These statements should be read together with the consolidated statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

          The quarterly consolidated financial statements have not been audited by independent auditors, but in the opinion of management, we have included all adjustments necessary to present fairly the results for the periods. Net income (loss) for the three and six months ended June 30, 2003 and 2002, involved estimates and accruals. Actual results may vary from those estimates. Except as may be disclosed within these "Notes to Quarterly Consolidated Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

          Effective January 1, 2003, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, and Emerging Issues Task Force (EITF) 02-16, Accounting by a Reseller for Cash Consideration Received From a Vendor. See Note 7 for further discussion.

          Certain amounts in prior years' financial statements have been reclassified to conform with the current year's presentation. These reclassifications did not affect our net income (loss).

2.	Net Income (Loss) Per Common Share

          Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by applicable shares outstanding. For all periods presented, the computation of diluted income (loss) per share was antidilutive; therefore, the amounts reported for basic and diluted income (loss) were the same.
	Three Months Ended June 30		Six Months Ended June 30
	______________________		___________________
	2003	2002	2003	2002
	_________	_________	________	________
	(thousands, except per-share amounts)

Income (loss) before cumulative effect of accounting changes	$(3,934)	$3,243	$(22,677)	$(3,377)
Preferred dividends (a)	(3,287)	(3,288)	(6,553)	(6,550)
	_________	_________	________	________

Basic and diluted loss before cumulative effect of accounting changes	(7,221)	(45)	(29,230)	(9,927)
Cumulative effect of accounting changes, net of income tax	-	-	(8,803)	-
	_________	_________	________	________
Basic and diluted loss (b)	$(7,221)	$(45)	$(38,033)	$(9,927)
	=========	=========	========	========

Average shares used to determine basic and diluted income (loss) per common share (b)(c)	58,300	58,212	58,295	58,156
	=========	=========	========	========
Basic and diluted income (loss) per common share before cumulative effect of accounting changes	$(0.12)	$0.00	$(0.50)	$(0.17)
Cumulative effect of accounting changes	-	-	(0.15)	-
	____	____	____	____
Basic and diluted income (loss) per common share	$(0.12)	$0.00	$(0.65)	$(0.17)
	====	====	====	====
(a)	The dividend attributable to our Series D Convertible Preferred Stock held by our ESOP (employee stock ownership plan) is net of a tax benefit.
(b)

Adjustments totaling $0.3 million for the three months ended June 30, 2003 and 2002, which would have reduced the basic income (loss) to arrive at diluted income (loss), were excluded because the calculation of diluted income (loss) per share was antidilutive. Also, for the three months ended June 30, 2003 and 2002, potentially dilutive common shares of 3.5 million and 4.0 million were excluded from average shares because they were antidilutive.

Adjustments totaling $0.6 million and $0.7 million for the six months ended June 30, 2003 and 2002, which would have reduced the basic loss to arrive at diluted loss, were excluded because the calculation of diluted loss per share was antidilutive. Also, for the six months ended June 30, 2003 and 2002, potentially dilutive common shares of 3.6 million and 4.1 million were excluded from average shares because they were antidilutive.

(c)

Options to purchase 8.6 million and 4.0 million shares of common stock were outstanding during the three months ended June 30, 2003 and 2002, but were not included in the computation of diluted income (loss) per share because the options' exercise prices were greater than the average market price of the common shares and the calculation of diluted income (loss) per share was antidilutive. Forward contracts to purchase 5.4 million and 4.9 million shares of common stock were outstanding during the three months ended June 30, 2003 and 2002, but were not included in the computation of diluted income (loss) per share because the conversion price was greater than the market price of the common shares. These forward contracts are related to our adjustable conversion-rate equity security units.

Options to purchase 8.5 million and 3.6 million shares of common stock were outstanding during the six months ended June 30, 2003 and 2002, but were not included in the computation of diluted loss per share because the options' exercise prices were greater than the average market price of the common shares and the calculation of diluted loss per share was antidilutive. Forward contracts to purchase 5.4 million and 4.9 million shares of common stock were outstanding during the six months ended June 30, 2003 and 2002, but were not included in the computation of diluted loss per share because the conversion price was greater than the market price of the common shares. These forward contracts are related to our adjustable conversion-rate equity security units.

3.	Stock Option Accounting

          As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, we have retained the compensation measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations for stock options. Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the option exercise price. The measurement date is the date at which both the number of options and the exercise price for each option are known. The following table illustrates the effect on net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.
	Three Months Ended June 30		Six Months Ended June 30
	____________________		____________________
	2003	2002	2003	2002
	_________	_________	________	________
	(thousands, except per-share amounts)

Reported net income (loss)	$(3,934)	$3,243	$(31,480)	$(3,377)
Preferred dividends	(3,287)	(3,288)	(6,553)	(6,550)
	_________	_________	________	________
Net loss applicable to common shareholders	(7,221)	(45)	(38,033)	(9,927)

Add: Total stock-based employee compensation expense determined under the intrinsic value method, net of related tax effects	57	40	92	79

Deduct: Total stock-based employee compensation expense determined under the fair value method, net of related tax effects	(2,218)	(3,015)	(4,414)	(6,029)
	________	________	________	________
Pro forma net loss	$(9,382)	$(3,020)	$(42,355)	$(15,877)
	========	========	========	========
Loss per common share -- basic and diluted
As reported	$(0.12)	$ 0.00	$(0.65)	$(0.17)
Pro forma	(0.16)	(0.05)	(0.73)	(0.27)

          The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards in future quarters may occur. To calculate stock-based employee compensation expense under SFAS No. 123, we estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2002 and 2001: risk-free interest rates of 4.0%, and 5.4%, expected dividends of 15 cents per share per quarter, expected lives of 4.3 years for both 2002 and 2001, and expected stock price volatility of 40% in 2002 and 30% in 2001. No options were granted during the three and six months ended June 30, 2003.

4.	Other (Income) Expense, Net

          "Other (income) expense, net" includes miscellaneous income and expense items. The components of "Other (income) expense, net" in the Consolidated Statements of Income (Loss) are as follows:
	Three Months Ended		Six Months Ended
	June 30		June 30
	_____________________		_________________
	2003	2002	2003	2002
	_________	________	_______	_______
	(thousands)

Cost-reduction program (Note 15)	$-	$-	$10,114	$-
Sale of investment in IdentityNow (Note 11)	-	23,646	-	23,646
Sales of receivables (Note 8)	832	1,091	1,691	2,172
Other, net	1,004	932	1,183	3,471
	_________	________	_______	_______
	$1,836	$25,669	$12,988	$29,289
	=========	========	=======	=======

5.	Income Taxes

          Our estimated tax benefit rate for the six months ended June 30, 2003, was 35.7%, compared with an effective tax benefit rate of 102.2% for the six months ended June 30, 2002. Before recording the $10.1 million pretax charge for the 2003 cost-reduction program and the $23.6 million pretax loss for the sale of the stock of our wholly owned subsidiary that held our investment in IdentityNow (see Notes 15 and 11), our estimated tax benefit rates for the six months ended June 30, 2003 and 2002, were 34% and 37.5%. The difference between the estimated tax benefit rates, before these items, was due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

          For the three and six months ended June 30, 2003, we paid income taxes, net of refunds received, of $5.3 million and $22.4 million. We paid $3.4 million and $7.2 million for the same periods in 2002.

6.	Comprehensive Income (Loss)

          Comprehensive income (loss) for the periods included the following:
	Three Months Ended		Six Months Ended
	June 30		June 30
	_____________________		__________________
	2003	2002	2003	2002
	__________	________	_______	_______
	(thousands)

Net income (loss)	$(3,934)	$3,243	$(31,480)	$(3,377)

Other comprehensive income (loss)
Cumulative foreign currency translation adjustment, net of income taxes	13,950	9,484	24,523	12,807
Cash flow hedges, net of income taxes	1,719	(876)	1,385	(686)
	__________	________	_______	_______
Comprehensive income (loss), net of income taxes	$11,735	$11,851	$(5,572)	$8,744
	==========	========	=======	=======

7.	Accounting Changes

Asset Retirement Obligations

          Effective January 1, 2003, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which affects the way we account for landfill closure costs. This statement requires us to record an asset and a liability (discounted) for estimated closure and closed-site monitoring costs and to depreciate the asset over the landfill's expected useful life. Previously, we accrued for the closure costs over the life of the landfill and expensed monitoring costs as incurred. On January 1, 2003, we recorded a one-time after-tax charge of $4.1 million, or 7 cents per share, as a cumulative-effect adjustment for the difference between the amounts recognized in our consolidated financial statements prior to the adoption of this statement and the amount recognized after adopting the provisions of SFAS No. 143. On a pro forma basis, if the provisions of this statement had been in effect during the three and six months ended June 30, 2002, our net income (loss) and diluted income (loss) per share would not have materially changed.

          We record liabilities when assessments and/or remedial efforts are probable and the cost can be reasonably estimated. These liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. On a pro forma basis, if the provisions of this statement had been in effect in 2002, the pro forma amount of our liability for asset retirement obligations for the six months ended June 30, 2002, measured using current information, assumptions, and interest rates, would not have materially changed.

Vendor Allowances

          Effective January 1, 2003, we adopted an accounting change for vendor allowances to comply with the guidelines issued by the Financial Accounting Standards Board's (FASB) EITF 02-16, Accounting by a Reseller for Cash Consideration Received From a Vendor. Under EITF 02-16, consideration received from a vendor is presumed to be a reduction of the cost of the vendor's products or services, unless it is for a specific incremental cost to sell the product. As a result, for the three and six months ended June 30, 2003, approximately $11 million and $21 million of vendor allowances reduced "Materials, labor, and other operating expenses" that would have previously been recognized primarily as a reduction of "Selling and distribution expenses." In accordance with the provisions of EITF 02-16, prior-period financial statements have not been reclassified to conform with the current year's presentation.

          In addition, under the new guidance, vendor allowances reside in inventory with the product and are recognized when the product is sold, changing the timing of our recognition of these items. For the six months ended June 30, 2003, this change resulted in a one-time, noncash, after-tax charge of $4.7 million, or 8 cents per share.

          On a pro forma basis, if EITF 02-16 had been in effect in 2002, approximately $9 million and $18 million of vendor allowances during the three and six months ended June 30, 2002, would have been reflected as a reduction of "Materials, labor, and other operating expenses." In addition, reported "Selling and distribution expenses" would have increased approximately $7 million and $14 million. As a result of this difference in the timing of the recognition of vendor credits under EITF 02-16, our after-tax net income for the three months ended June 30, 2002, would have increased approximately $0.8 million, or 1 cent per diluted share, and our after-tax net loss for the six months ended June 30, 2002, would have decreased approximately $2.1 million, or 3 cents per diluted share.

8.	Receivables

          We have sold fractional ownership interests in a defined pool of trade accounts receivable. At both June 30, 2003 and 2002, and at December 31, 2002, $200 million of sold accounts receivable were excluded from "Receivables" in the accompanying Consolidated Balance Sheets. The portion of fractional ownership interest we retain is included in "Receivables" in the Consolidated Balance Sheets. This program consists of a revolving sale of receivables committed to by the purchasers for 364 days and is subject to renewal. Costs related to the program are included in "Other (income) expense, net" in the Consolidated Statements of Income (Loss); see Note 4. Under the accounts receivable sale agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables, and the historical performance of the receivables we sell, not to exceed $200 million.

9.	Inventories

          Inventories included the following:
	June 30		December 31
	________________________		___________
	2003	2002	2002
	________	________	___________
	(thousands)

Finished goods and work in process	$514,705	$511,873	$545,619
Logs	24,048	31,399	63,026
Other raw materials and supplies	151,932	132,801	147,132
LIFO reserve	(41,854)	(52,733)	(37,811)
	________	________	___________
	$648,831	$623,340	$717,966
	========	========	===========

10.	Deferred Software Costs

          We defer internal-use software costs that benefit future years. These costs are amortized on the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets included deferred software costs of $57.2 million, $68.7 million, and $63.4 million at June 30, 2003 and 2002, and December 31, 2002. Amortization of deferred software costs totaled $5.7 million and $11.4 million for the three and six months ended June 30, 2003, and $5.1 million and $9.8 million for the three and six months ended June 30, 2002.

11.	Investments in Equity Affiliates

          In December 2001, we wrote down our 29% investment in IdentityNow by $54.3 million to its estimated fair value of $25 million and recorded $4.6 million of tax benefits associated with the write-down. In May 2002, we sold all the stock of our wholly owned subsidiary that held our investment in IdentityNow. In second quarter 2002, we recorded a $23.6 million pretax loss related to this sale in our Corporate and Other segment and in "Other (income) expense, net" in the Consolidated Statements of Income (Loss) for the three and six months ended June 30, 2002. We also recorded $27.6 million of tax benefits associated with this sale and our previous write-down in "Income tax (provision) benefit." For the three and six months ended June 30, 2002, this transaction resulted in a net after-tax gain of $4 million, or 7 cents per basic and diluted share.

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

          Changes in the carrying amount of goodwill by segment are as follows:
	Boise Office Solutions	Boise Building Solutions	Total
	_____________	_______________	___________
	(thousands)

Balance at December 31, 2002	$388,902	$11,639	$400,541

Effect of foreign currency translation	21,319	-	21,319
Purchase price adjustments	(212)	-	(212)
	_____________	_______________	___________
Balance at June 30, 2003	$410,009	$11,639	$421,648
	=============	===============	===========

          Acquired intangible assets are recorded in "Other assets" in the accompanying Consolidated Balance Sheets and totaled $25.6 million and $24.4 million at June 30, 2003 and 2002, and $24.6 million at December 31, 2002.

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
	Six Months Ended June 30, 2003
	_______________________________________________
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	_______________	_______________	___________
	(thousands)

Customer lists and relationships	$28,036	$(5,531)	$22,505
Noncompete agreements	5,157	(4,542)	615
Exclusive distribution rights	3,017	(580)	2,437
	_______________	______________	___________
	$36,210	$(10,653)	$25,557
	===============	==============	===========

	Six Months Ended June 30, 2002
	_______________________________________________
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	______________	______________	___________
	(thousands)

Customer lists and relationships	$24,535	$(3,507)	$21,028
Noncompete agreements	4,572	(3,502)	1,070
Exclusive distribution rights	2,504	(203)	2,301
	______________	______________	___________
	$31,611	$(7,212)	$24,399
	==============	==============	===========

          Intangible asset amortization expense totaled $0.8 million and $1.6 million for the three and six months ended June 30, 2003, and $0.9 million and $1.6 million for the three and six months ended June 30, 2002. The estimated amortization expense is $3.4 million, $2.9 million, $2.9 million, $2.8 million, $2.3 million, and $1.7 million in 2003, 2004, 2005, 2006, 2007, and 2008, respectively.

13.	Debt

          In March 2002, we entered into a three-year, unsecured revolving credit agreement with 14 major financial institutions. The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. The borrowing capacity under the agreement can be expanded to a maximum of $600 million. Borrowings under the agreement were $365 million at June 30, 2003. At June 30, 2003, our borrowing rate under the agreement was 2.1%. We have entered into interest rate swaps related to $100 million of these borrowings, which gave us an effective interest rate for outstanding borrowings under the revolving credit agreement of 3.0% at June 30, 2003. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. At June 30, 2003, we were in compliance with these covenants. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at June 30, 2003, exceeded the defined minimum by $97.7 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

          During second quarter 2003, we entered into a $32.3 million sale-leaseback of equipment at our HomePlateTM siding facility near Elma, Washington. The sale-leaseback has a base term of seven years, was accounted for as a financing arrangement, and was included in "Long-term debt, less current portion" in our Consolidated Balance Sheet.

          In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity. On July 1, 2003, this standard required us to reclassify $172.5 million of "Company-obligated mandatorily redeemable securities of subsidiary trust holding solely debentures of parent" from "Minority interest" to "Debt" in our Consolidated Balance Sheet. We will prospectively recognize distributions on these securities as "Interest expense" rather than "Minority interest, net of income tax" in our Consolidated Statement of Income (Loss). There will be no net effect on earnings. As a result of the change, we will recognize about $3.2 million of additional interest expense each quarter and no minority interest, net of income tax. The reclassification of these securities to debt did not affect our financial covenants discussed above. For more information about the accounting change, see "Recently Issued Accounting Standards Not Yet Adopted" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-Q.

          On July 14, 2003, we announced that we had reached a definitive agreement to acquire OfficeMax, Inc., for approximately $1.2 billion, or $9.00 per diluted share. We will pay the purchase price with a combination of cash and stock. We have obtained committed financing from an affiliate of Goldman, Sachs & Co. to fund the cash portion of the consideration and to fund transaction costs. Subsequent to our announcement to acquire OfficeMax, Standard and Poor's Rating Services and Moody's Investors Service placed their ratings of our debt under review for possible downgrade. A downgrade in our credit ratings, if it should occur, could make interest rates on future debt issuances more expensive.

          At June 30, 2003 and 2002, we had $1.0 million and $30.7 million of short-term borrowings outstanding. The minimum and maximum amounts of combined short-term borrowings outstanding during the six months ended June 30, 2003, were $0 and $117.4 million and during the six months ended June 30, 2002, were $0 and $304.5 million. The average amounts of short-term borrowings outstanding during the six months ended June 30, 2003 and 2002, were $52.0 million and $61.0 million. The average interest rates for these borrowings were 2.1% for 2003 and 2.5% for 2002.

          At June 30, 2003, we had $193 million of unused borrowing capacity registered with the SEC for additional debt securities. In July 2003, we agreed to a $50 million, 8-year, 7.45% medium-term note offering that was issued under this shelf capacity. In addition, at June 30, 2003, we had $500 million in universal shelf capacity registered with the SEC. Under this registration statement, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and/or purchase contracts.

          Cash payments for interest, net of interest capitalized, were $27.2 million and $61.4 million for the three and six months ended June 30, 2003, and $30.1 million and $56.5 million for the three and six months ended June 30, 2002.

14.	Financial Instruments

          Changes in interest and currency rates expose us to financial market risk. Our debt is predominantly fixed-rate. We experience only modest changes in interest expense when market interest rates change. Most foreign currency transactions have been conducted in local currencies, limiting our exposure to changes in currency rates. Consequently, our market risk-sensitive instruments do not subject us to material market risk exposure. Changes in our debt and continued international expansion could increase these risks. To manage volatility relating to these exposures, we may enter into various derivative transactions, such as interest rate swaps, rate hedge agreements, forward purchase contracts, and forward exchange contracts. We do not use derivative financial instruments for trading purposes.

          We are exposed to modest credit-related risks in the event of nonperformance by counterparties to these interest rate swaps. However, we do not expect the counterparties, which are all major financial institutions, to fail to meet their obligations.

15.	Cost-Reduction Program and Restructuring Activities

          In March 2003, we announced measures to reduce 2003 operating costs by approximately $45 million, net of severance costs, and to hold capital spending to approximately $245 million, before acquisitions. We took these actions because of continued economic weakness, higher pension costs, higher energy costs, business disruptions from severe winter weather in the eastern United States, and global political uncertainty. We are reducing operating costs by freezing salaries, severely restricting hiring, reducing discretionary spending at all levels of the company, and eliminating about 700 job positions. We will eliminate these positions by terminating approximately 550 employees and leaving vacant positions unfilled. At June 30, 2003, we had terminated about 370 employees, and we expect most of the remaining employees to be terminated during the second half of 2003.

          Under our severance policy, in first quarter 2003, we recorded a pretax charge of $10.1 million for employee-related costs in "Other (income) expense, net" in the Consolidated Statement of Loss. We recorded these costs in accordance with the provisions of SFAS No. 112, Employers' Accounting for Postemployment Benefits. We recorded $9.2 million in Boise Office Solutions, $0.2 million in Boise Paper Solutions, and $0.7 million in our Corporate and Other segment. Employee-related costs are primarily for severance payments, most of which will be paid in 2003 with the remainder in 2004. This item increased our net loss $6.1 million and diluted loss per share 11 cents for the six months ended June 30, 2003.

          The reserve liability for the cost-reduction program is included in "Accrued liabilities, other" in the accompanying Consolidated Balance Sheet. Reserve liability activity related to the 2003 charge is as follows:

Employee- Related Costs
_________
(thousands)

2003 expense recorded	$10,114
Charges against reserve	(4,704)
_________
Balance at June 30, 2003	$5,410
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

          Restructuring reserve liability account activity related to these 2001 charges is as follows:
	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	________	_________	_______	_______
	(thousands)

2001 expense recorded	$21,300	$15,000	$22,600	$58,900
Assets written down	(21,300)	-	-	(21,300)
Pension liability recorded	-	(9,600)	-	(9,600)
Charges against reserve	-	(5,000)	(10,100)	(15,100)
	________	_________	_______	_______
Restructuring reserve at December 31, 2001	-	400	12,500	12,900
Proceeds from sales of assets	-	-	1,500	1,500
Charges against reserve	-	(400)	(7,400)	(7,800)
	________	_________	_______	_______
Restructuring reserve at December 31, 2002	-	-	6,600	6,600
Charges against reserve	-	-	(700)	(700)
	________	_________	_______	_______
Restructuring reserve at June 30, 2003	$-	$-	$5,900	$5,900
	========	=========	=======	=======

          We recorded asset write-downs for plant and equipment at the closed Idaho facilities and the write-off of our equity investment in and related receivables from a joint venture in Chile. Employee-related costs included pension curtailment costs arising from the shutdowns of the Idaho facilities and severance costs. We recorded other exit costs, including tear-down and environmental cleanup costs related to the Idaho facilities and reserves for contractual obligations with no future benefit. The remaining reserve balance will be spent during the second half of 2003. These restructuring reserve liabilities are included in "Accrued liabilities, other" in the accompanying Consolidated Balance Sheets.

16.	Recently Adopted Accounting Standards

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

          In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of Interpretation No. 45 became effective for periods ending after December 15, 2002. The recognition and measurement provisions of Interpretation No. 45 became effective January 1, 2003. This statement did not have a significant effect on our financial position or results of operations.

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. We adopted this interpretation January 1, 2003. It did not and is not expected to have a significant effect on our financial position or results of operations.

          See Note 7, Accounting Changes, for a discussion of SFAS No. 143 and EITF 02-16 and their effect on our consolidated financial statements.

17.	Segment Information

          There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from our 2002 Annual Report on Form 10-K. An analysis of our operations by segment is as follows:
				Loss
	Sales			Before Taxes
	______________________________________			and Minority
	Trade	Intersegment	Total	Interest (a)
	____________	___________	____________	____________
	(thousands)

Three Months Ended June 30, 2003
Boise Office Solutions	$904,316	$613	$904,929	$23,883
Boise Building Solutions	687,114	5,729	692,843	9,820
Boise Paper Solutions	331,778	127,598	459,376	1,023
Corporate and Other	5,776	12,993	18,769	(9,870)
	____________	___________	____________	____________
	1,928,984	146,933	2,075,917	24,856
Intersegment eliminations	-	(146,933)	(146,933)	-
Interest expense	-	-	-	(27,753)
	____________	___________	____________	____________
	$1,928,984	$-	$1,928,984	$(2,897)
	============	===========	============	============

Three Months Ended June 30, 2002
Boise Office Solutions	$854,993	$544	$855,537	$23,397
Boise Building Solutions	664,116	5,761	669,877	14,045
Boise Paper Solutions	362,802	118,769	481,571	8,808
Corporate and Other	6,116	13,278	19,394	(37,871	)(b)
	____________	___________	____________	____________
	1,888,027	138,352	2,026,379	8,379
Intersegment eliminations	-	(138,352)	(138,352)	-
Interest expense	-	-	-	(30,010)
	____________	___________	____________	____________
	$1,888,027	$-	$1,888,027	$(21,631)
	============	===========	============	============
(a)	Interest income has been allocated to our segments in the amounts of $0.3 million and $0.8 million for the three months ended June 30, 2003 and 2002.
(b)	Includes a pretax loss of $23.6 million related to the sale of our investment in IdentityNow (see Note 11).
				Loss
				Before Taxes,
				Minority Interest,
	Sales			and Cumulative
	______________________________________			Effect of Accounting
	Trade	Intersegment	Total	Changes (a)
	____________	___________	____________	________________
	(thousands)

Six Months Ended June 30, 2003
Boise Office Solutions	$1,841,935	$1,273	$1,843,208	$44,555	(b)
Boise Building Solutions	1,255,154	12,333	1,267,487	1,367
Boise Paper Solutions	673,443	254,146	927,589	338
Corporate and Other	11,695	26,487	38,182	(18,608)
	____________	___________	____________	________________
	3,782,227	294,239	4,076,466	27,652
Intersegment eliminations	-	(294,239)	(294,239)	-
Interest expense	-	-	-	(56,633)
	____________	___________	____________	________________
	$3,782,227	$-	$3,782,227	$(28,981)
	============	===========	============	================

Six Months Ended June 30, 2002
Boise Office Solutions	$1,738,642	$1,349	$1,739,991	$60,820
Boise Building Solutions	1,218,264	11,779	1,230,043	22,826
Boise Paper Solutions	707,519	230,027	937,546	(1,995)
Corporate and Other	11,825	25,965	37,790	(50,623	)(c)
	____________	___________	____________	________________
	3,676,250	269,120	3,945,370	31,028
Intersegment eliminations	-	(269,120)	(269,120)	-
Interest expense	-	-	-	(60,058)
	____________	___________	____________	________________
	$3,676,250	$-	$3,676,250	$(29,030)
	============	===========	============	================
(a)	Interest income has been allocated to our segments in the amounts of $0.4 million and $1.1 million for the six months ended June 30, 2003 and 2002.
(b)	Includes a pretax charge of $9.2 million for employee-related costs incurred in connection with the 2003 cost-reduction program (see Note 15).
(c)	Includes a pretax loss of $23.6 million related to the sale of our investment in IdentityNow (see Note 11).

18.	Commitments and Guarantees

          As discussed in Notes 1, 5, and 9 of "Item 8. Financial Statements and Supplementary Data" in our 2002 Annual Report on Form 10-K, we have commitments for timber contracts, leases, and long-term debt. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. During the six months ended June 30, 2003, there have been no material changes to our contractual obligations outside the ordinary course of our business.

          We have a legal obligation to fund our defined benefit pension plans. In 2003, the required minimum contribution to our pension plans is $26 million. As of June 30, 2003, we have contributed $20 million and expect to contribute another $40 million to $80 million during the second half of 2003. We expect to make similar contributions in 2004. Our contributions may change from period to period, based on the performance of plan assets, actuarial valuations, and company discretion within pension laws and regulations.

          We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Note 17 of "Item 8. Financial Statements and Supplementary Data" in our 2002 Annual Report on Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. During the six months ended June 30, 2003, there were no new or material changes to the guarantees disclosed in our 2002 Annual Report on Form 10-K.

19.	Legal Proceedings and Contingencies

          We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws, or have received claims from private parties, with respect to 19 active sites where hazardous substances or other contaminants are or may be located. In most cases, we are one of many potentially responsible parties, and our alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, we have established appropriate reserves. We believe we have minimal or no responsibility with regard to several other sites. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position or results of operations.

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

Results of Operations
	Three Months Ended June 30		Six Months Ended June 30
	________________________		________________________
	2003	2002	2003	2002
	__________	__________	__________	__________
Sales	$1.9 billion	$1.9 billion	$3.8 billion	$3.7 billion
Income (loss) before cumulative effect of accounting changes	$(3.9) million	$3.2 million	$(22.7) million	$(3.4) million
Cumulative effect of accounting changes, net of income tax	$-	$-	$(8.8) million	$-
Net income (loss)	$(3.9) million	$3.2 million	$(31.5) million	$(3.4) million

Diluted income (loss) per common share
Diluted before cumulative effect of accounting changes	$(0.12)	$0.00	$(0.50)	$(0.17)
Cumulative effect of accounting changes	-	-	(0.15)	-
	_____	_____	_____	_____
Diluted	$(0.12)	$0.00	$(0.65)	$(0.17)
	=====	=====	=====	=====

	(percentage of sales)
Materials, labor, and other operating expenses	81.8%	81.6%	81.8%	81.6%
Selling and distribution expenses	11.3%	10.3%	11.4%	10.5%
General and administrative expenses	1.8%	2.2%	1.9%	2.1%

Operating Results

          For the three and six months ended June 30, 2003, total sales increased 2% and 3%, compared with the same periods a year ago. In both periods, Boise Office Solutions total sales and same-location sales increased 6% because of favorable exchange rates (about half of the increase), sales to new customers, and increased sales to existing customers. For both the three and six months ended June 30, 2003, Boise Building Solutions sales increased 3%, primarily because of stronger sales in engineered wood products and building materials distribution, while Boise Paper Solutions sales decreased, primarily because of a decrease in sales volume.

          For the three and six months ended June 30, 2003, materials, labor, and other operating expenses increased 0.2% as a percentage of sales, compared with the same periods a year ago. Effective January 1, 2003, we adopted an accounting change for vendor allowances to comply with the guidelines issued by the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) 02-16, Accounting by a Reseller for Cash Consideration Received From a Vendor. Under EITF 02-16, consideration received from a vendor is presumed to be a reduction of the cost of the vendor's products or services unless it is for a specific incremental cost to sell the product. As a result, for the three and six months ended June 30, 2003, approximately $11 million and $21 million of vendor allowances reduced "Materials, labor, and other operating expenses" that would have previously been recognized primarily as a reduction of "Selling and distribution expenses" (see Note 7). In accordance with the provisions of EITF 02-16, prior-period financial statements have not been reclassified to conform to the current year's presentation. Before the accounting change, for the three and six months ended June 30, 2003, materials, labor, and other operating expenses increased 0.8% and 0.7% as a percentage of sales. These percentages increased because of an increased proportion of sales of lower-margin products in Boise Office Solutions and increased manufacturing costs in Boise Paper Solutions, partially offset by favorable wood costs in Boise Building Solutions.

          For the three and six months ended June 30, 2003, selling and distribution expenses increased about 1%, compared with the same periods a year ago. Before the accounting change, selling and distribution expenses increased only about 0.5%, primarily due to higher payroll and benefit-related costs.

          Due to cost controls, general and administrative expenses decreased in both the three and six months ended June 30, 2003, in spite of higher pension expenses.

          "Other (income) expense, net" decreased to $1.8 million from $25.7 million in second quarter 2002. Second quarter 2002 "Other (income) expense, net" included a $23.6 million pretax loss for the sale of the stock of our wholly owned subsidiary that held our investment in IdentityNow (see Note 11). Before this item, "Other (income) expense, net" in second quarter 2003 was relatively unchanged from second quarter 2002.

          For the six months ended June 30, 2003, "Other (income) expense, net" decreased to $13.0 million from $29.3 million in the same period a year ago. The six months ended June 30, 2002, included the $23.6 million pretax loss discussed above. In 2003, approximately $10.1 million of the $13.0 million of "Other (income) expense, net" resulted from implementation of our cost-reduction program, which was announced in March 2003. As part of this program, we will reduce 2003 operating costs by approximately $45 million, net of severance costs, and hold capital spending to approximately $245 million, before acquisitions. We took these actions because of continued economic weakness, higher pension costs, higher energy costs, business disruptions from severe winter weather in the eastern United States, and global political uncertainty. We are reducing operating costs by freezing salaries, severely restricting hiring, reducing discretionary spending at all levels of the company, and eliminating about 700 job positions. We will eliminate these positions by terminating approximately 550 employees and leaving vacant positions unfilled. At June 30, 2003, we had terminated about 370 employees, and we expect most of the remaining employees to be terminated during the second half of 2003.

          Under our severance policy, in first quarter 2003, we recorded a pretax charge of $10.1 million for employee-related costs in "Other (income) expense, net" in the Consolidated Statement of Loss. We recorded these costs in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits. We recorded $9.2 million in Boise Office Solutions, $0.2 million in Boise Paper Solutions, and $0.7 million in our Corporate and Other segment. Employee-related costs are primarily for severance payments, most of which will be paid in 2003 with the remainder in 2004. This item increased our net loss $6.1 million and diluted loss per share 11 cents for the six months ended June 30, 2003.

          The reserve liability for the cost-reduction program is included in "Accrued liabilities, other" in the accompanying Consolidated Balance Sheet. Reserve liability activity related to the 2003 charge is as follows:
Employee- Related Costs
_________
(millions)

2003 expense recorded	$10.1
Charges against reserve	(4.7)
_________
Balance at June 30, 2003	$5.4
=========

          Equity in net income (loss) of affiliates was $0.5 million and $(0.5) million for the three months ended June 30, 2003 and 2002, and $0.4 million and $(2.1) million for the six months ended June 30, 2003 and 2002. The variances were due to increased equity in earnings of Voyageur Panel, in which we have a 47% interest and for which we account under the equity method, and the fact that we recognized no losses in 2003 from our investment in IdentityNow, which we sold in May 2002.

          Interest expense was $27.8 million and $30.0 million for the three months ended June 30, 2003 and 2002, and $56.6 million and $60.1 million for the six months ended June 30, 2003 and 2002. The variances were primarily due to lower 2003 interest rates on our variable-rate debt in a recessionary economy.

          Our estimated tax benefit rate for the six months ended June 30, 2003, was 35.7%, compared with an effective tax benefit rate of 102.2% for the six months ended June 30, 2002. Before recording the $10.1 million pretax charge for the 2003 cost-reduction program and the $23.6 million pretax loss for the sale of the stock of our wholly owned subsidiary that held our investment in IdentityNow (see Notes 15 and 11), our estimated tax benefit rates for the six months ended June 30, 2003 and 2002, were 34% and 37.5%. The difference between the estimated tax benefit rates, before these items, was due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

          The $8.8 million recorded in "Cumulative effect of accounting changes, net of income tax" consisted of an after-tax charge of $4.1 million, or 7 cents per share, for the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, which affects the way we account for landfill closure costs. This statement requires us to record an asset and a liability (discounted) for estimated closure and closed-site monitoring costs and to depreciate the asset over the landfill's expected useful life. Previously, we accrued for the closure costs over the life of the landfill and expensed monitoring costs as incurred. We also recorded an after-tax charge of $4.7 million, or 8 cents per share, for the adoption of EITF 02-16. EITF 02-16 requires that vendor allowances reside in inventory with the product and be recognized when the product is sold, changing the timing of our recognition of these items and creating a one-time, noncash, cumulative-effect adjustment (see Note 7).

Boise Office Solutions

	Three Months Ended June 30		Six Months Ended June 30
	_________________		__________________
	2003	2002	2003	2002
	______	______	_______	_______
	(millions)

Sales	$904.9	$855.5	$1,843.2	$1,740.0
Segment income	$23.9	$23.4	$44.6	$60.8

Sales by Product Line
Office supplies and paper	$539.1	$533.3	$1,106.3	$1,085.6
Technology products	274.7	240.1	552.1	486.1
Office furniture	91.1	82.1	184.8	168.3

Sales by Geography
United States	$682.5	$664.6	$1,391.3	$1,351.0
International	222.4	190.9	451.9	389.0

Sales growth	6%	(1)%	6%	(5)%
Same-location sales growth	6%	(1)%	6%	(5)%

	(percentage of sales)

Gross profit margin	23.8%	23.1%	23.8%	23.3%
Operating expenses	21.1%	20.3%	21.4%	19.9%
Operating profit	2.6%	2.7%	2.4%	3.5%

Operating Results

          Total sales and same-location sales increased 6% for the three and six months ended June 30, 2003, because of foreign exchange gains (about half of the increase), sales to new customers, and increased sales to existing customers, compared with the same periods a year ago. In both periods, most of Boise Office Solutions' sales growth occurred in technology products. For the three and six months ended June 30, 2003, sales of technology products, which represent 30% of total segment sales, increased 14%. Furniture sales, which represent 10% of total segment sales, grew about 11% in second quarter 2003, compared with second quarter 2002, and grew about 10% in the first half of 2003, compared with the first half of 2002. For both the three and six months ended June 30, 2003, sales of combined office supplies and paper, our largest category, grew only slightly. Within this category, paper sales grew while office supplies sales continued to decline modestly. The increase in paper sales was primarily the result of the strong integration of our paper and office products businesses. For the three and six months ended June 30, 2003, the volumes (in tons) of Boise office paper sold through Boise Office Solutions increased 6% and 7%, respectively.

          Our reported gross margin for the three and six months ended June 30, 2003, was 23.8%, which increased 0.7% and 0.5%, compared with the same periods a year ago. However, the 2003 gross margin percentages reflect the effect of EITF 02-16 (discussed above). Before the adoption of EITF 02-16, our gross margin declined 0.5% from second quarter last year and 0.7% from the gross margin reported for the six months ended June 30, 2002. The declines continue to reflect the further shift in our sales mix toward lower-margin paper and technology products.

          For the three and six months ended June 30, 2003, our operating expenses were 21.1% and 21.4% of sales, compared with 20.3% and 19.9% for the three and six months ended June 30, 2002. In the second quarter, operating expenses included $9.1 million for the change in the classification of our vendor allowances under EITF 02-16. For the six months ended June 30, 2003, operating expenses included about $19.1 million for the vendor allowance classification change and $9.2 million of employee-related costs for our cost-reduction program. Before these items, our operating expenses decreased 0.2% and 0.1% in spite of higher pension and healthcare expenses. This expense reduction reflects our cost-reduction efforts announced in March, which led to the first-quarter severance charge.

          Segment income in the second quarter was $23.9 million, up 2%, compared with $23.4 million a year ago. Segment income increased due to cost controls and the positive trend in year-over-year total segment sales growth (partly due to favorable foreign exchange rates). For the six months ended June 30, 2003, segment income decreased 27%, compared with the same period a year ago. Before the employee-related charge for our cost-reduction program, segment income declined 12%. This decline was primarily attributable to a decline in gross margin rates, which was partly offset by the decline in operating expenses as a percentage of sales.

Boise Building Solutions
	Three Months Ended June 30		Six Months Ended June 30
	_____________________		________________________
	2003	2002	2003	2002
	_________	_________	__________	__________

Sales	$692.8 million	$669.9 million	$1,267.5 million	$1,230.0 million
Segment income	$9.8 million	$14.0 million	$1.4 milllion	$22.8 million

Sales Volumes
Plywood (1,000 sq ft) (3/8" basis)	476,896	462,648	943,433	903,173
OSB (1,000 sq ft) (3/8" basis) (a)	112,652	98,273	219,233	198,434
Particleboard (1,000 sq ft) (3/4" basis)	38,609	51,182	79,801	100,931
Lumber (1,000 board feet)	93,113	108,455	186,637	204,366
LVL (100 cubic feet)	25,063	20,844	45,748	38,739
I-joists (1,000 equivalent lineal feet)	53,271	47,102	93,805	82,097
Engineered wood products (sales dollars)	$85.0 million	$76.3 million	$152.5 million	$136.2 million
Building materials distribution (sales dollars)	$504.6 million	$463.9 million	$896.0 million	$839.2 million

Average Net Selling Prices
Plywood (1,000 sq ft) (3/8" basis)	$228	$238	$224	$234
OSB (1,000 sq ft) (3/8" basis)	165	136	153	133
Particleboard (1,000 sq ft) (3/4" basis)	230	248	224	239
Lumber (1,000 board feet)	400	465	406	473
LVL (100 cubic feet)	1,447	1,485	1,450	1,488
I-joists (1,000 equivalent lineal feet)	861	886	864	890

(a)	Represents 100% of the sales volume of Voyageur Panel, of which we own 47%.

Operating Results

          Sales for the three and six months ended June 30, 2003, increased 3%, compared with the same periods a year ago. In both periods, sales increased because of a 12% increase in engineered wood product sales and growth in building materials distribution, which grew 9% and 7% (due to an increase in physical sales volume) during the three and six months ended June 30, 2003. During the three and six months ended June 30, 2003, more than one-fourth of building materials distribution's lumber, panel, and engineered wood product sales were from products manufactured by Boise.

          After a long, wet, and cold spring, especially in the eastern United States, the building season finally got underway in the second quarter, led by strengthening oriented strand board (OSB) markets. Relative to the three and six months ended June 30, 2002, average OSB unit sales volumes increased 15% and 11%, and average OSB prices increased 21% and 15%. Housing starts have been higher than a year ago. Most OSB production is used for residential construction, which explains why OSB prices strengthened during these periods. In contrast, average lumber and plywood prices declined 14% and 4% in both the second quarter and the first half of 2003, compared with the same periods a year ago. Plywood prices declined due to reduced nonresidential and repair-and-remodel demand and lumber prices declined because of generally oversupplied wood products markets. Lumber unit sales volumes declined 14% and 9% during the three and six months ended June 30, 2003, while plywood sales volumes rose slightly. Plywood markets began to improve in late May and June. However, the building season improved too late to yield consistently positive price comparisons for most of Boise's products.

          In second quarter 2003, we started production at our new exterior siding plant in Elma, Washington. The plant produces exterior siding marketed under the name HomePlate™ siding. The siding is manufactured from recycled plastic and urban wood. We are building inventory and we will begin shipping product in third quarter 2003. Compared with the three and six months ended June 30, 2002, segment results included $4.6 million and $8.8 million of additional business organization costs, including plant commissioning and start-up expenses, for the plant.

          Segment income declined relative to the three and six months ended June 30, 2002, primarily due to selling price declines, start-up costs, and higher pension expense, partially offset by favorable wood costs.

Boise Paper Solutions
	Three Months Ended June 30		Six Months Ended June 30
	______________________		________________________
	2003	2002	2003	2002
	__________	__________	___________	___________
Sales	$459.4 million	$481.6 million	$927.6 million	$937.5 million
Segment income (loss)	$1.0 million	$8.8 million	$0.3 million	$(2.0) million

	(short tons)
Sales Volumes
Uncoated free sheet	351,000	370,000	704,000	725,000
Containerboard	154,000	167,000	312,000	327,000
Newsprint	89,000	111,000	195,000	195,000
Other	31,000	62,000	64,000	111,000
	__________	__________	__________	___________
	625,000	710,000	1,275,000	1,358,000
	==========	==========	==========	===========

Average Net Selling Prices (per short ton)
Uncoated free sheet	$734	$712	$741	$712
Containerboard	347	332	344	329
Newsprint	399	349	385	357

Operating Results

          Sales for the three and six months ended June 30, 2003, decreased, compared with the same periods a year ago. In both periods, sales decreased primarily because of a decrease in sales volume. For the three and six months ended June 30, 2003, sales volume decreased despite 6% and 7% increases in the volume of Boise office paper sold through Boise Office Solutions. The decrease in sales volume was primarily due to continued weak industry demand. Sales volume declined 12% from second quarter a year ago, mostly because of 67,000 tons of market-related curtailment and 35,000 tons of maintenance downtime, compared with 22,000 tons of market-related curtailment and 2,000 tons of maintenance downtime in second quarter 2002. Sales volume declined 6% for the six months ended June 30, 2003. We took 151,000 tons of market-related and maintenance downtime during the six months ended June 30, 2003, compared with 106,000 tons during the same period a year ago.

          Second quarter 2003 segment results were lower than those of a year ago because a 5% increase in average paper prices was more than offset by lower sales volume and higher manufacturing costs per ton. Uncoated free sheet prices increased 3%, containerboard prices were up 5%, and newsprint prices rose 14%. Relative to second quarter a year ago, unit manufacturing costs rose 9%. The increase was primarily the result of lower sales volumes and combined energy and chemical unit costs that were more than 10% higher than a year ago. Fiber costs also increased in the second quarter due to continued wet weather in the South.

          For the six months ended June 30, 2003, segment results improved $2.3 million because of a 5% increase in average paper prices and an increase in sales of value-added papers produced on our smaller machines. Uncoated free sheet prices increased 4%, containerboard prices were up 5%, and newsprint prices rose 8%. Sales volume for value-added papers produced on our smaller machines was up 4% during the first half of 2003 to nearly 355,000 tons annualized. Increased paper prices and sales of value-added papers were partially offset by a 6% decrease in sales volume and a 4% increase in total manufacturing costs.

Financial Condition and Liquidity

Operating Activities

          For the first six months of 2003, operations provided $148.8 million in cash, compared with $146.2 million for the same period in 2002. For the six months ended June 30, 2003, items included in net income (loss) provided $144.5 million of cash, and favorable changes in working capital items provided $4.3 million. For the first six months of 2002, items in net income (loss) provided $156.3 million of cash, and unfavorable changes in working capital items used $10.1 million.

          Most of our U.S. employees are covered by noncontributory defined benefit pension plans. The assets of the pension plans are invested primarily in common stocks, fixed-income securities, and cash equivalents. The market performance of these investments affects our recorded pension obligations, expense, and cash contributions. Pension and other postretirement benefits expenses for the six months ended June 30, 2003, were about $41.1 million, compared with $18.6 million in the same period a year ago. These are noncash charges in our consolidated financial statements. In 2003, the required minimum contribution to our pension plans is $26 million. As of June 30, 2003, we have contributed $20 million and expect to contribute another $40 million to $80 million during the second half of 2003.

          Our ratio of current assets to current liabilities was 1.35:1 at June 30, 2003, compared with 1.37:1 at June 30, 2002, and 1.23:1 at December 31, 2002.

Investment Activities

          Cash used for investment was $115.6 million for the six months ended June 30, 2003, and $126.6 million for the same period in 2002. Cash expenditures for property and equipment, timber and timberlands, and the purchase of facilities totaled $112.3 million and $102.0 million during the six months ended June 30, 2003 and 2002. In both years, our property and equipment expenditures primarily reflected the cost of facility improvements, facility and equipment modernization, energy and cost-saving projects, and environmental compliance.

          As a result of our cost-reduction program, we expect capital investment in 2003 to be approximately $245 million, excluding acquisitions. These amounts include approximately $16 million for our environmental compliance program. In 2001, we began construction of a new facility near Elma, Washington, to manufacture integrated wood-polymer building materials. The plant is currently building inventory, and we will begin shipping product in third quarter 2003. The total cost of this facility is expected to be approximately $93 million. We have spent $90.5 million to date. The remainder will be spent in the second half of 2003.

          The balance of our capital spending will be for quality and efficiency projects, replacement, and modest purchases of timber and timberlands.

Financing Activities

          Cash used for financing was $0.1 million for the first six months of 2003. Cash provided by financing was $2.7 million for the first six months of 2002. Dividend payments totaled $24.5 million and $24.8 million for the first six months of 2003 and 2002. In both years, our quarterly dividend was 15 cents per common share.

          Changes in short-term borrowings represent net changes in notes payable. Additions to long-term debt for the six months ended June 30, 2003, included $115.0 million under our revolving credit agreement and $32.3 million for the sale-leaseback of equipment at our HomePlateTM siding facility near Elma, Washington, that was accounted for as a financing arrangement. Payments of long-term debt in this period included $90.0 million of medium-term notes. Additions to long-term debt for the six months ended June 30, 2002, included $149.8 million of 7.5% notes due in 2008, a $20.0 million floating-rate term loan, and $62.0 million in medium-term notes. Payments of long-term debt in this period included $125.0 million of 9.85% notes, $32.5 million for industrial revenue bonds, $10.0 million under our revolving credit agreement, and repayment of $15.5 million of bank debt for our Australian operations.

          On July 14, 2003, we announced that we had reached a definitive agreement to acquire OfficeMax, Inc. Subsequent to our announcement to acquire OfficeMax, Standard and Poor's Rating Services and Moody's Investors Service placed their ratings of our debt under review for possible downgrade. A downgrade in our credit ratings, if it should occur, could make interest rates on future debt issuances more expensive.

          At June 30, 2003 and 2002, and December 31, 2002, we had $1.6 billion of debt outstanding. Our debt-to-equity ratio was 1.16:1 and 1.02:1 at June 30, 2003 and 2002, and 1.14:1 at December 31, 2002. Even though our debt for the six months ended June 30, 2003, remained relatively flat, compared with the same quarter a year ago, our debt-to-equity ratio rose due to recording a $188.0 million decrease in shareholders' equity in December 2002 for additional minimum pension liability. As a result of a recently issued accounting standard, on July 1, 2003, we reclassified $172.5 million of "Company-obligated mandatorily redeemable securities of subsidiary trust holding solely debentures of parent" from "Minority interest" to "Debt" in our Consolidated Balance Sheet. We will prospectively recognize distributions on these securities as "Interest expense" rather than "Minority interest, net of income tax" in our Consolidated Statement of Income (Loss). There will be no net effect on earnings. As a result of the change, our debt-to-equity ratio will increase, and we will recognize about $3.2 million of additional interest expense each quarter and no minority interest, net of income tax. The reclassification of these securities to debt did not affect our financial covenants discussed below. For more information about the accounting change, see "Recently Issued Accounting Standards Not Yet Adopted" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

          In March 2002, we entered into a three-year, unsecured revolving credit agreement with 14 major financial institutions. The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. The borrowing capacity under the agreement can be expanded to a maximum of $600 million. Borrowings under the agreement were $365 million at June 30, 2003. At June 30, 2003, our borrowing rate under the agreement was 2.1%. We have entered into interest rate swaps related to $100 million of these borrowings, which gave us an effective interest rate for outstanding borrowings under the revolving credit agreement of 3.0% at June 30, 2003. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. At June 30, 2003, we were in compliance with these covenants. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at June 30, 2003, exceeded the defined minimum by $97.7 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

          In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rates at June 30, 2003 and 2002, were 3.5% and 4.3%. This swap expires in May 2005.

          At June 30, 2003 and 2002, we had $1.0 million and $30.7 million of short-term borrowings outstanding. The minimum and maximum amounts of combined short-term borrowings outstanding during the six months ended June 30, 2003, were $0 and $117.4 million and during the six months ended June 30, 2002, were $0 and $304.5 million. The average amounts of short-term borrowings outstanding during the six months ended June 30, 2003 and 2002, were $52.0 million and $61.0 million. The average interest rates for these borrowings were 2.1% for 2003 and 2.5% for 2002.

          At June 30, 2003, we had $193 million of unused borrowing capacity registered with the SEC for additional debt securities. In July 2003, we agreed to a $50 million, 8-year, 7.45% medium-term note offering that was issued under this shelf capacity. In addition, at June 30, 2003, we had $500 million in universal shelf capacity registered with the SEC. Under this registration statement, we may offer and sell in one or more offerings common stock, preferred stock, debt securities, warrants, and/or purchase contracts.

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

Off-Balance-Sheet and Other Contractual Arrangements and Guarantees

          For information on off-balance-sheet and other contractual arrangements and guarantees, see our Annual Report on Form 10-K for the year ended December 31, 2002. At June 30, 2003, there have been no material changes to our contractual obligations outside the ordinary course of business or material changes to the guarantees disclosed in our 2002 Annual Report on Form 10-K.

Timber Supply and Environmental Issues

          For information on timber supply and environmental issues, see our Annual Report on Form 10-K for the year ended December 31, 2002.

Critical Accounting Estimates

          For information on critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2002, and the information described below.

Pensions

          Most of our U.S. employees are covered by noncontributory defined benefit pension plans. We account for these costs in accordance with SFAS No. 87, Employer's Accounting for Pensions. This statement requires us to calculate our pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term asset return assumption. We base our discount rate assumption on the rates of return on high-quality bonds currently available and expected to be available during the period to maturity of the pension benefits. We base our long-term asset return assumption on the average rate of earnings expected on invested funds. We believe that the accounting estimate related to pensions is a critical accounting estimate because it is highly susceptible to change from period to period, based on the performance of plan assets, actuarial valuations, and changes in interest rates, and the effect on our financial position and results of operations could be material. The estimate for pensions is a critical accounting estimate for all of our segments.

          At December 31, 2002, we set our 2003 discount rate assumption at 6.75% and our expected return on plan assets at 8.5%. Using these assumptions, we estimate that our 2003 pension expense will be approximately $75 million. If we decreased our discount rate assumption to 6.5%, our 2003 pension expense would be approximately $80 million, and if we increased our discount rate assumption to 7%, our 2003 pension expense would be approximately $70 million. If we decreased our expected return on plan assets to 8%, our 2003 pension expense would be approximately $80 million, and if we increased our expected return on plan assets to 9%, our 2003 pension expense would be approximately $70 million.

          Plan contributions include required minimums and, in some years, additional discretionary amounts. In 2003, the required minimum contribution to our pension plans is $26 million. As of June 30, 2003, we have contributed $20 million and expect to contribute another $40 million to $80 million during the second half of 2003. We expect to make similar contributions in 2004. We anticipate having sufficient liquidity to meet our future pension contribution requirements.

          The amount of minimum pension liability is determined based on the value of plan assets compared to the plans' accumulated benefit obligation. Because of negative returns on plan assets and a decrease in the discount rate in 2002, our minimum pension liability increased significantly, resulting in a decrease in 2002 of $188.0 million in shareholders' equity in "Accumulated other comprehensive loss." The change in the minimum pension liability that we will record on December 31, 2003, will be dependent on the actual market value of plan assets on that date and the discount rate assumption used to value the accumulated benefit obligation on that date. As of June 30, 2003, the market value of plan assets has increased, compared with the value at December 31, 2002. However, interest rates have declined, which may cause us to lower our discount rate assumption when we value the plans' accumulated benefit obligation as of December 31, 2003. This could result in another increase in our minimum pension liability and a decrease in shareholders' equity in "Accumulated other comprehensive loss." When recorded, the adjustments to the minimum pension liability are noncash and do not affect net income (loss).

          Our revolving credit agreement contains financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at June 30, 2003, exceeded the defined minimum by $97.7 million.

Long-Lived Asset Impairment

          We review long-lived assets held and used by us for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. We account for the impairment of long-lived assets in all of our segments in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 requires that, for assets held and used, we use estimates of future cash flows to test the recoverability of long-lived assets. Long-lived assets classified as held for sale are measured at the lower of their carrying amount or fair value less cost to sell.

          Long-lived asset impairment is a critical accounting estimate as it is highly susceptible to change from period to period. To measure future cash flows, we are required to make assumptions about future production volumes, future pricing of commodity products, and future expenses to be incurred. In addition, estimates of future cash flows may change based on the availability of timber, environmental requirements, capital spending, and other strategic management decisions.

          Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets and the effects of changes in circumstances affecting these valuations (timber availability, environmental requirements, capital spending, and other management decisions), both the precision and reliability of the resulting estimates of the related impairment charges are subject to uncertainties, and as additional information becomes known, we may change our estimates.

Recently Issued Accounting Standards Not Yet Adopted

          In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of free-standing financial instruments that embody obligations for the issuer. The statement is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective for existing financial instruments entered into before May 31, 2003, on July 1, 2003. We did not enter into any financial instruments within the scope of this statement during June 2003. Accordingly, we adopted the provisions of SFAS No. 150 on July 1, 2003. As a result of adopting the statement on July 1, 2003, we reclassified $172.5 million of "Company-obligated mandatorily redeemable securities of subsidiary trust holding solely debentures of parent" from "Minority interest" to "Debt" in our Consolidated Balance Sheet. We will prospectively recognize distributions on these securities as "Interest expense" rather than "Minority interest, net of income tax" in our Consolidated Statements of Income (Loss). There will be no net effect on earnings. As a result of the change, we will recognize about $3.2 million of additional interest expense each quarter and no minority interest, net of income tax.

Subsequent Event

          Boise announced on July 14, 2003, an agreement to acquire OfficeMax for approximately $1.2 billion. Because the acquisition will not be completed before fourth quarter 2003, we do not expect the transaction to materially affect our third-quarter financial performance. We also announced that we have engaged Goldman, Sachs & Co. to assist us in developing and implementing strategic alternatives for our paper and building products businesses and expect to take appropriate steps over the 12 to 18 months following the close of the OfficeMax transaction.

Outlook

          We expect all three of Boise's businesses to show improved results in the third quarter. Sales and income in our office products business typically strengthen in the third quarter and should again this year, relative to second quarter 2003. We also expect office products same-location sales growth comparisons to continue their positive trend of recent quarters. In wood products markets, the building season should remain strong for at least the next few months. Finally, in our paper business, although market conditions remain sluggish, some pickup in volume and easing of unit costs should lead to modestly stronger results in the third quarter.

Forward-Looking Statements

          This Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, are forward-looking statements. These statements include the words "expect," "should," and similar expressions. These forward-looking statements cover our anticipated financial results and future business prospects. Forward-looking statements involve inherent risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include, in addition to those contained in our filings with the SEC:
●	General economic or industry conditions could be less favorable than expected, resulting in a decrease in the demand for our products or an increase in our costs;
●	Competitive pressures, including changes in foreign and domestic production capacity, could change and affect our profitability, particularly in our commodity paper and wood products businesses;
●	Extreme weather or other natural disasters, such as fire, could affect our financial results, particularly our cost structure; and
●

Our announced acquisition of OfficeMax and exploration of strategic alternatives for our other businesses could affect customer demand, increase our cost of procuring financing, or create other impacts on our financial results.

          Forward-looking statements speak only as of the date of this report. We undertake no obligation to update them in light of new information.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Changes in interest and currency rates expose us to financial market risk. Our debt is predominantly fixed-rate. We experience only modest changes in interest expense when market interest rates change. Most foreign currency transactions have been conducted in local currencies, limiting our exposure to changes in currency rates. Consequently, our market risk-sensitive instruments do not subject us to material market risk exposure. Changes in our debt and continued international expansion could increase these risks. To manage volatility relating to these exposures, we may enter into various derivative transactions, such as interest rate swaps, rate hedge agreements, forward purchase contracts, and forward exchange contracts. We do not use derivative financial instruments for trading purposes.

          In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rates at June 30, 2003 and 2002, were 3.5% and 4.3%. The swap expires in May 2005. This swap is designated as a fair value hedge of a proportionate amount of the fixed-rate debentures. The swap and the proportionate amount of debentures are marked to market, with changes in the fair value of the instruments recorded in income (loss). This swap was fully effective in hedging the changes in fair value of the hedged item; accordingly, changes in the fair values of these instruments had no net effect on our reported income (loss).

          In August 2002, we entered into an electricity swap that converts 36 megawatts of usage in the Northwest to a fixed rate. This swap expires at the end of 2003. The swap was designated as a cash flow hedge. Accordingly, changes in the fair value of the swap, net of taxes, were recorded in "Accumulated other comprehensive loss" in our Consolidated Balance Sheets. The swap was fully effective in hedging the changes in the fair value of the hedged items.

          In February 2001, we entered into two interest rate swaps with notional amounts of $50 million each, one of which matured in February 2003 and one that will mature in February 2004. Also, in November 2001, we entered into an interest rate swap with a notional amount of $50 million, which will mature in November 2004. The swaps hedge the variable cash flow risk from the variable interest payments on $100 million of our revolving credit agreement in 2003 and $150 million in 2002. The effective fixed interest rates at June 30, 2003 and 2002, were 4.5% and 4.8%. Changes in the fair value of these swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense" as interest expense was recognized on the revolving credit agreement. Amounts reclassified for the six months ended June 30, 2003, reduced interest expense by $1.9 million. Amounts reclassified for the six months ended June 30, 2002, increased interest expense by $2.2 million. Ineffectiveness related to these hedges was not significant.

          We are exposed to modest credit-related risks in the event of nonperformance by counterparties to these interest rate swaps. However, we do not expect the counterparties, which are all major financial institutions, to fail to meet their obligations.
ITEM 4.	CONTROLS AND PROCEDURES
(a)

As of the end of the period covered by this report, the chief executive officer and chief financial officer directed an evaluation of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934. The evaluation was conducted to determine whether the company's disclosure controls and procedures were effective in bringing material information about the company to the attention of senior management. Based on that evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective in alerting them in a timely manner to material information that the company is required to disclose in its filings with the Securities and Exchange Commission.

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
(b)

Reports on Form 8-K.

On July 14, 2003, we filed a Form 8-K with the Securities and Exchange Commission to file an agreement and Plan of Merger among Boise Cascade Corporation, Challis Corporation, and OfficeMax, Inc., and a press release announcing the execution of the merger agreement.

On July 17, 2003, we filed a Form 8-K with the Securities and Exchange Commission to furnish the earnings release announcing our second quarter 2003 financial results and selected pages from our Second Quarter 2003 Fact Book.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE CORPORATION
/s/ Thomas E. Carlile _________________________________ Thomas E. Carlile Vice President and Controller (As Duly Authorized Officer and Chief Accounting Officer)
Date: August 12, 2003

BOISE CASCADE CORPORATION

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2003
Number	Description	Page Number

11	Computation of Per-Share Income (Loss)	35
12.1	Ratio of Earnings to Fixed Charges	36
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements	37
31.1	Section 302 CEO Certification Pursuant to Rule 13a-15(e) Promulgated Under the Securities Exchange Act of 1934, As Amended	38
31.2	Section 302 CFO Certification Pursuant to Rule 13a-15(e) Promulgated Under the Securities Exchange Act of 1934, As Amended	39
32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Cascade Corporation	40

Boise and HomePlate are trademarks of Boise Cascade Corporation.