Form 10-K/A
period 2002-12-31
BOISE CASCADE CORP
filed 2003-11-03
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

(AMENDMENT NO. 1)
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

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [  ]

          The aggregate market value of the voting common stock held by nonaffiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on June 30, 2003, was $1,393,693,916. Registrant does not have any nonvoting common equities.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of October 17, 2003 59,567,361

EXPLANATORY NOTE

          This Form 10-K/A (Amendment No. 1) amends the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was originally filed on March 4, 2003, to restate and amend the information required by Part III, Item 10, of this Annual Report on Form 10-K.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The following is a list of our directors and executive officers and a brief description of their business experience as of October 17, 2003. Any gaps in a director's business experience during the past five years are due to retirement or a temporary hiatus in employment.

Directors Whose Terms Expire in 2004

          Claire S. Farley, 44, joined our board of directors in 2000. In September 2002, Ms. Farley became the chief executive officer of Randall & Dewey, a leading provider of transaction and advisory services to the oil and gas industry. She was the chief executive officer of Trade-Ranger Inc., a global Internet-based marketplace dedicated to buying and selling materials and services used by the energy industry, from January 2001 to May 2002. Ms. Farley was the chief executive officer of Intelligent Diagnostics, Inc., an Internet-based developer of artificial intelligence software used to diagnose medical conditions, from October 1999 to December 2000. She was a corporate officer for Texaco, Inc., from 1997 to October 1999, having been with the company since 1981. In addition, Ms. Farley served as president of Texaco's Worldwide Exploration and New Ventures division from 1998 to 1999 and as president of its Texaco North America Production from 1997 to 1998. She is also a director of Newfield Exploration Company.

          Rakesh Gangwal, 50, joined our board of directors in 1998. In July 2003, Mr. Gangwal became the chairman, president, and chief executive officer of Worldspan, a provider of travel technology and information services to the travel and transportation industry. He was the president and chief executive officer of US Airways Group, Inc., the parent corporation for US Airways' mainline jet and express divisions as well as several related companies, from 1998 until his resignation in November 2001. Mr. Gangwal was also the president and chief executive officer of US Airways, Inc., the main operating arm of US Airways Group, from 1998 until his resignation. He was the president and chief operating officer of US Airways Group, Inc., and US Airways, Inc., from 1996 to 1998. On August 11, 2002, US Airways Group, Inc., and its seven domestic subsidiaries, including its principal operating subsidiary, US Airways, Inc., filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia. US Airways Group, Inc., and its subsidiaries emerged from bankruptcy protection under the First Amended Joint Plan of Reorganization of US Airways Group, Inc., and Affiliated Debtors and Debtors-in-Possession, As Modified, which became effective on March 31, 2003.

          Gary G. Michael, 63, joined our board of directors in 1997. Mr. Michael was the chairman of the board and chief executive officer of Albertsons, Inc., a retail food and drug company, from 1991 until his retirement in June 2001. He is also a director of Harrah's Entertainment Inc., IDACORP, Inc., Questar Corporation, and The Clorox Company and former chairman of the Federal Reserve Bank of San Francisco.

          A. William Reynolds, 70, joined our board of directors in 1989. Since 1995, Mr. Reynolds has been the chief executive of Old Mill Group, a private investment firm. He was the chairman of the board and chief executive officer of GenCorp Inc., a diversified manufacturing and service company, from 1987 to 1995. Mr. Reynolds is also the former chairman of the Federal Reserve Bank of Cleveland.

Directors Whose Terms Expire in 2005

          Francesca Ruiz de Luzuriaga, 49, joined our board of directors in 1998. From November 1999 to April 2000, Ms. Luzuriaga served as the chief operating officer of Mattel Interactive, a business unit of Mattel, Inc., one of the major toy manufacturers in the world. Prior to holding this position, she served Mattel as its executive vice president, worldwide business planning and resources, from 1997 to 1999 and as its chief financial officer from 1995 to 1997. Since leaving Mattel, Ms. Luzuriaga has been working as an independent business development consultant. She is also a director of Providian Financial Corporation.

          Frank A. Shrontz, 71, joined our board of directors in 1989. He is chairman emeritus of The Boeing Company, an aerospace company. Mr. Shrontz was the chairman of the board and chief executive officer of The Boeing Company from 1988 until his retirement in January 1997. He is also a director of ChevronTexaco Corp.

          Carolyn M. Ticknor, 56, joined our board of directors in 2000. Ms. Ticknor was a vice president of Hewlett-Packard Company, a global provider of computing, printing, and imaging products and services, from 1995 until her retirement in February 2001. She was also the president of HP's Imaging and Printing Systems from 1999 until her retirement, and had served as the president or general manager of HP's LaserJet Solutions since 1994. Ms. Ticknor is a director of AT&T Wireless and VERITAS Software. She is also a director of the Lucile Packard Children's Hospital, a private organization, at the Stanford University Medical Center in California.

          Ward W. Woods, 61, joined our board of directors in 1992. He was president and chief executive officer of Bessemer Securities, LLC, a privately held investment company, from 1989 until his retirement in December 1999. Mr. Woods is a member, through wholly owned corporations, of the general partner of Bessemer Holdings, L.P., and affiliated investment partnerships. He is also a special partner of Bessemer Holdings & Co. Mr. Woods is a director of Bessemer Securities, LLC, Bessemer Trust Co., and several other private companies.

Directors Whose Terms Expire in 2006

          Richard R. Goodmanson, 56, joined our board of directors in 2000. Since February 2000, he has been an executive vice president and the chief operating officer of DuPont, a broadly diversified company and the largest chemicals producer in the U.S. He joined DuPont in May 1999 as an executive vice president and co-chief operating officer. Mr. Goodmanson was the president and chief executive officer of America West Airlines from 1996 to April 1999.

          Edward E. Hagenlocker, 63, joined our board of directors in 1998. He retired from Ford Motor Company, an automotive manufacturer, after serving as its vice-chairman from November 1996 to January 1999. He also served as the chairman of Visteon Automotive Systems, an automotive parts business and enterprise of Ford Motor Company, from 1997 until his retirement in January 1999. Mr. Hagenlocker is also a director of Air Products and Chemicals, Inc., American Standard Companies Inc., AmerisourceBergen Corporation, and Lucent Technologies Inc.

          George J. Harad, 59, is the company's chairman and CEO. He became a director and president of the company in 1991. He was elected chief executive officer of Boise in 1994 and became chairman of the board in 1995. Mr. Harad has been an executive officer of the company since 1982. He is also a director of The Dial Corporation.

          Donald S. Macdonald, 71, joined our board for the second time in 1996. He was originally elected in 1978 but resigned in 1986. In September 2002, Mr. Macdonald joined the Toronto law firm of Lang Michener as senior policy advisor. He served as a senior advisor to UBS Bunting Warburg, a business group of UBS AG, one of the leading global financial services firms, from November 2000 to December 2002. Mr. Macdonald was of counsel to the Toronto law firm of McCarthy Tétrault from 1991 until his retirement in March 2000. In addition, he has served as a member of the Canadian House of Commons, chairman of the Royal Commission on the Economic Union and Development Prospects for Canada, and Canadian High Commissioner to Great Britain and Northern Ireland. Mr. Macdonald is also a director of Aber Diamond Corporation.

          Jane E. Shaw, 64, joined our board of directors in 1994. Since 1998, Dr. Shaw has been the chairman of the board and chief executive officer of Aerogen, Inc., a company specializing in the development of pulmonary drug delivery systems. She founded The Stable Network, a biopharmaceutical consulting firm, in 1995 and has worked as a consultant in the biopharmaceutical industry since that time. Dr. Shaw was the president and chief operating officer of ALZA Corporation, a pharmaceutical company, from 1987 to 1994. She is also a director of Intel Corporation and McKesson Corporation.

Executive Officers

          John C. Bender, 62, was first elected an officer of the company on February 13, 1990. Mr. Bender has served as senior vice president, Boise Building Solutions, since 1999 and previously served as vice president, Boise Building Solutions, beginning in 1993. He joined Boise in 1969.

          Thomas E. Carlile, 52, was first elected an officer of the company on February 4, 1994. Mr. Carlile has served as vice president and controller since 1994 and previously served as director of finance and planning, Boise Paper Solutions, beginning in 1989. He joined Boise in 1973.

          Theodore Crumley, 58, was first elected an officer of the company on May 10, 1990. Mr. Crumley has served as senior vice president and chief financial officer since 1994 and previously served as vice president and controller beginning in 1990. He joined Boise in 1972.

          A. Ben Groce, 62, was first elected an officer of the company on February 8, 1991. Mr. Groce has served as senior vice president, Boise Paper Solutions, since 1994 and previously served as vice president, Corporate Engineering, Procurement, and Transportation beginning in 1993. He joined Boise in 1979.

          George J. Harad, 59, was first elected an officer of the company on May 11, 1982. Mr. Harad became a director and president of the company in 1991. Mr. Harad was elected chief executive officer of Boise in 1994 and became chairman of the board in 1995. He joined Boise in 1971.

          John W. Holleran, 49, was first elected an officer of the company on July 30, 1991. Mr. Holleran has served as senior vice president and general counsel since 1996 and previously served as vice president and general counsel beginning in 1991. He joined Boise in 1979.

          Christopher C. Milliken, 58, was first elected an officer of the company on February 3, 1995. Mr. Milliken has served as senior vice president, Boise Office Solutions, since 1997 and previously served as vice president, Boise Office Solutions, beginning in 1995. He joined Boise in 1977.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Boise Cascade Corporation

By	/s/ George J. Harad
George J. Harad
Chairman of the Board and Chief Executive Officer

Dated: November 3, 2003

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated, on November 3, 2003.

	Signature	Capacity

(i)	Principal Executive Officer:

	/s/ George J. Harad	Chairman of the Board and Chief Executive Officer
George J. Harad

(ii)	Principal Financial Officer:

	/s/ Theodore Crumley	Senior Vice President and Chief Financial Officer
Theodore Crumley

(iii)	Principal Accounting Officer:

	/s/ Thomas E. Carlile	Vice President and Controller
Thomas E. Carlile

(iv)	Directors:

/s/ George J. Harad
___________________________________
George J. Harad

	/s/ Claire S. Farley	/s/ A. William Reynolds
	___________________________________	___________________________________
	Claire S. Farley	A. William Reynolds

	/s/ Rakesh Gangwal	/s/ Francesca Ruiz de Luzuriaga
	___________________________________	___________________________________
	Rakesh Gangwal	Francesca Ruiz de Luzuriaga

	/s/ Richard R. Goodmanson	/s/ Jane E. Shaw
	___________________________________	___________________________________
	Richard R. Goodmanson	Jane E. Shaw

	/s/ Edward E. Hagenlocker	/s/ Frank A. Shrontz
	___________________________________	___________________________________
	Edward E. Hagenlocker	Frank A. Shrontz

	/s/ Donald S. Macdonald	/s/ Carolyn M. Ticknor
	___________________________________	___________________________________
	Donald S. Macdonald	Carolyn M. Ticknor

	/s/ Gary G. Michael	/s/ Ward W. Woods
	___________________________________	___________________________________
	Gary G. Michael	Ward W. Woods

BOISE CASCADE CORPORATION

INDEX TO EXHIBITS

Filed with the Amended Annual Report
on Form 10-K for the
Year Ended December 31, 2002

Number	Description	Page Number
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.1

CEO CERTIFICATION PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

          I, George J. Harad, chief executive officer of Boise Cascade Corporation, certify that:

1.	I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Boise Cascade Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	[Intentionally omitted];

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

c.

disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 3, 2003

/s/ George J. Harad
George J. Harad Chief Executive Officer

Exhibit 31.2

CFO CERTIFICATION PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

          I, Theodore Crumley, chief financial officer of Boise Cascade Corporation, certify that:

1.	I have reviewed this Amendment No. 1 to the annual report on Form 10-K of Boise Cascade Corporation;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	[Intentionally omitted];

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a.

designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.

evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluation; and

c.

disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the period covered by the annual report that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a.

all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 3, 2003

/s/ Theodore Crumley
Theodore Crumley Chief Financial Officer