Form 10-Q
period 2003-09-30
BOISE CASCADE CORP
filed 2003-11-13
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2003
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

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).       Yes   X    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of October 31, 2003 59,689,861

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Corporation and Subsidiaries
Consolidated Statements of Income
(thousands, except per-share amounts)

	Three Months Ended September 30
	_______________________
	2003	2002
	_________	_________
	(unaudited)

Sales	$2,110,601	$1,935,231
	_________	_________
Costs and expenses
Materials, labor, and other operating expenses	1,695,809	1,574,391
Depreciation, amortization, and cost of company timber harvested	78,019	78,346
Selling and distribution expenses	224,405	197,135
General and administrative expenses	38,576	39,151
Other (income) expense, net	1,133	(74)
	_________	_________
	2,037,942	1,888,949
	_________	_________
Equity in net income (loss) of affiliates	4,038	(299)
	_________	_________
Income from operations	76,697	45,983
	_________	_________
Interest expense	(28,347)	(28,731)
Interest income	221	285
Foreign exchange gain (loss)	133	(671)
	_________	_________
	(27,993)	(29,117)
	_________	_________
Income before income taxes and minority interest	48,704	16,866
Income tax provision	(13,798)	(6,324)
	_________	_________
Income before minority interest	34,906	10,542
Minority interest, net of income tax	(2,022)	(2,032)
	_________	_________
Net income	32,884	8,510
Preferred dividends	(3,191)	(3,262)
	_________	_________

Net income applicable to common shareholders	$29,693	$5,248
	=========	=========
Net income per common share
Basic	$0.51	$0.09
	=====	=====
Diluted	$0.48	$0.09
	=====	=====
Pro forma amounts assuming accounting changes were applied retroactively (see Note 7)
Net income	$32,884	$7,371
	=========	=========
Net income per common share
Basic	$0.51	$0.07
	=====	=====
Diluted	$0.48	$0.07
	=====	=====

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
Consolidated Statements of Income
(thousands, except per-share amounts)

	Nine Months Ended September 30
	_______________________
	2003	2002
	_________	_________
	(unaudited)

Sales	$5,892,828	$5,611,481
	_________	_________
Costs and expenses
Materials, labor, and other operating expenses	4,789,443	4,575,402
Depreciation, amortization, and cost of company timber harvested	227,331	229,770
Selling and distribution expenses	656,039	583,907
General and administrative expenses	109,246	115,020
Other (income) expense, net	14,121	29,215
	_________	_________
	5,796,180	5,533,314
	_________	_________
Equity in net income (loss) of affiliates	4,453	(2,354)
	_________	_________
Income from operations	101,101	75,813
	_________	_________
Interest expense	(84,980)	(88,789)
Interest income	653	1,340
Foreign exchange gain (loss)	2,949	(528)
	_________	_________
	(81,378)	(87,977)
	_________	_________
Income (loss) before income taxes, minority interest, and cumulative effect of accounting changes	19,723	(12,164)
Income tax (provision) benefit	(3,449)	23,342
	_________	_________
Income before minority interest and cumulative effect of accounting changes	16,274	11,178
Minority interest, net of income tax	(6,067)	(6,045)
	_________	_________
Income before cumulative effect of accounting changes	10,207	5,133
Cumulative effect of accounting changes, net of income tax	(8,803)	-
	_________	_________

Net income	1,404	5,133
Preferred dividends	(9,744)	(9,812)
	_________	_________

Net loss applicable to common shareholders	$(8,340)	$(4,679)
	=========	=========
Net income (loss) per common share
Basic and diluted before cumulative effect of accounting changes	$ 0.01	$(0.08)
Cumulative effect of accounting changes	(0.15)	-
	_____	_____
Basic and diluted	$(0.14)	$(0.08)
	=====	=====
Pro forma amounts assuming accounting changes were applied retroactively (see Note 7)
Net income	$1,404	$6,064
	=========	=========
Net loss per common share
Basic and diluted	$(0.14)	$(0.06)
	=====	=====

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
Consolidated Balance Sheets
(thousands)

	September 30		December 31
	___________________________		___________
	2003	2002	2002
	__________	___________	___________
	(unaudited)
ASSETS
Current
Cash and cash equivalents	$94,544	$89,529	$65,152
Receivables, less allowances
of $14,349, $12,695, and $13,111	576,817	525,733	423,976
Inventories	643,391	618,371	717,966
Deferred income tax benefits	59,073	70,505	52,131
Other	36,943	36,575	36,524
	__________	___________	___________
	1,410,768	1,340,713	1,295,749
	__________	___________	___________
Property
Property and equipment
Land and land improvements	75,309	69,795	70,731
Buildings and improvements	758,515	701,042	709,127
Machinery and equipment	4,731,788	4,649,969	4,678,112
	__________	___________	___________
	5,565,612	5,420,806	5,457,970
Accumulated depreciation	(3,060,970)	(2,877,880)	(2,915,940)
	__________	___________	___________
	2,504,642	2,542,926	2,542,030
Timber, timberlands, and timber deposits	319,470	314,100	328,720
	__________	___________	___________
	2,824,112	2,857,026	2,870,750
	__________	___________	___________

Goodwill	420,715	396,296	400,541
Investments in equity affiliates	39,992	35,911	35,641
Other assets	371,243	351,401	344,719
	__________	____________	___________
Total assets	$5,066,830	$4,981,347	$4,947,400
	==========	============	===========

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
Consolidated Balance Sheets
(thousands, except share amounts)

	September 30		December 31
	_______________________		___________
	2003	2002	2002
	_________	_________	___________
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Short-term borrowings	$7,167	$37,100	$28,000
Current portion of long-term debt	77,949	90,654	125,651
Income taxes payable	6,181	-	9,512
Accounts payable	555,843	527,472	519,596
Accrued liabilities
Compensation and benefits	235,959	221,213	218,085
Interest payable	25,204	26,027	29,928
Other	131,387	146,865	122,832
	_________	_________	___________
	1,039,690	1,049,331	1,053,604
	_________	_________	___________
Debt
Long-term debt, less current portion	1,517,049	1,402,873	1,387,398
Guarantee of ESOP debt	40,504	71,184	51,448
	_________	_________	___________
	1,557,553	1,474,057	1,438,846
	_________	_________	___________
Other
Deferred income taxes	174,683	301,040	165,357
Compensation and benefits	655,529	364,382	667,694
Other long-term liabilities	55,459	47,253	49,868
	_________	_________	___________
	885,671	712,675	882,919
	_________	_________	___________
Minority interest
Company-obligated mandatorily redeemable securities of subsidiary trust holding solely debentures of parent	172,500	172,500	172,500
	_________	_________	___________

Commitments and contingent liabilities

Shareholders' equity
Preferred stock -- no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 4,131,343, 4,326,841, and 4,280,615 shares outstanding	185,910	194,708	192,628
Deferred ESOP benefit	(40,504)	(71,184)	(51,448)
Common stock -- $2.50 par value; 200,000,000 shares authorized; 59,548,948, 58,282,573, and 58,283,719 shares outstanding	148,872	145,706	145,709
Additional paid-in capital	505,079	472,944	474,533
Deferred stock compensation	(27,787)	-	-
Retained earnings	926,039	964,388	952,215
Accumulated other comprehensive loss	(286,193)	(133,778)	(314,106)
	_________	_________	___________
Total shareholders' equity	1,411,416	1,572,784	1,399,531
	_________	_________	___________
Total liabilities and shareholders' equity	$5,066,830	$4,981,347	$4,947,400
	=========	=========	===========

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(thousands)

	Nine Months Ended September 30
	__________________________
	2003	2002
	___________	___________
	(unaudited)
Cash provided by (used for) operations
Net income	$1,404	$5,133
Items in net income not using (providing) cash
Equity in net (income) loss of affiliates	(4,453)	2,354
Depreciation, amortization, and cost of company timber harvested	227,331	229,770
Deferred income tax benefit	(8,194)	(28,910)
Pension and other postretirement benefits expense	62,044	28,180
Cumulative effect of accounting changes, net of income tax	8,803	-
Restructuring activities	-	(750)
Sale of assets	-	23,646
Other	(875)	(860)
Receivables	(143,732)	(73,225)
Inventories	66,824	34,722
Accounts payable and accrued liabilities	26,249	28,881
Current and deferred income taxes	(14,080)	(9,413)
Pension and other postretirement benefits payments	(91,583)	(55,314)
Other	37,723	38,949
	___________	___________
Cash provided by operations	167,461	223,163
	___________	___________
Cash provided by (used for) investment
Expenditures for property and equipment	(148,379)	(147,265)
Expenditures for timber and timberlands	(6,682)	(7,001)
Investments in equity affiliates	102	-
Purchases of facilities	-	(1,406)
Other	(7,861)	(20,394)
	___________	___________
Cash used for investment	(162,820)	(176,066)
	___________	___________
Cash provided by (used for) financing
Cash dividends paid
Common stock	(26,233)	(26,175)
Preferred stock	(7,019)	(7,383)
	___________	___________
	(33,252)	(33,558)
Short-term borrowings	(20,833)	(11,600)
Additions to long-term debt	173,613	232,139
Payments of long-term debt	(91,713)	(196,644)
Other	(3,064)	(4,607)
	___________	___________
Cash provided by (used for) financing	24,751	(14,270)
	___________	___________

Increase in cash and cash equivalents	29,392	32,827
Balance at beginning of the year	65,152	56,702
	___________	___________
Balance at September 30	$94,544	$89,529
	===========	===========

See accompanying notes to consolidated financial statements.

Notes to Quarterly Consolidated Financial Statements (Unaudited)
1.	Basis of Presentation

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

          The quarterly consolidated financial statements have not been audited by independent accountants, but in the opinion of management, we have included all adjustments necessary to present fairly the results for the periods. Net income for the three and nine months ended September 30, 2003 and 2002, involved estimates and accruals. Actual results may vary from those estimates. Except as may be disclosed within these "Notes to Quarterly Consolidated Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

          Effective January 1, 2003, we adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations, and Emerging Issues Task Force (EITF) 02-16, Accounting by a Reseller for Cash Consideration Received From a Vendor. See Note 7 for further discussion. Effective July 1, 2003, we adopted the provisions of SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity, as amended by FASB Staff Positions (FSP) No. 1 through 3. See Note 18 for further discussion.

          Certain amounts in prior years' financial statements have been reclassified to conform with the current year's presentation. These reclassifications did not affect our net income.

2.	Net Income (Loss) Per Common Share

          Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by applicable shares outstanding. For the nine months ended September 30, 2003 and 2002, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss were the same.
	Three Months Ended September 30		Nine Months Ended September 30
	______________________		___________________
	2003	2002	2003	2002
	_________	_________	________	________
	(thousands, except per-share amounts)
BASIC

Income before cumulative effect of accounting changes	$32,884	$8,510	$10,207	$5,133
Preferred dividends (a)	(3,191)	(3,262)	(9,744)	(9,812)
	_________	_________	________	________
Basic income (loss) before cumulative effect of accounting changes	29,693	5,248	463	(4,679)
Cumulative effect of accounting changes	-	-	(8,803)	-
	_________	_________	________	________
Basic income (loss)	$29,693	$5,248	$(8,340)	$(4,679)
	=========	=========	========	========

Average shares used to determine basic income (loss) per common share	58,411	58,269	58,334	58,194
	=========	=========	========	========
Basic income (loss) per common share before cumulative effect of accounting changes	$0.51	$0.09	$ 0.01	$(0.08)
Cumulative effect of accounting changes	-	-	(0.15)	-
	____	____	____	____
Basic income (loss) per common share	$0.51	$0.09	$(0.14)	$(0.08)
	====	====	====	====
DILUTED

Basic income (loss) before cumulative effect of accounting changes	$29,693	$5,248	$463	$(4,679)
Preferred dividends eliminated	3,191	3,262	-	-
Supplemental ESOP contribution	(2,891)	(2,925)	-	-
	_________	_________	________	________
Diluted income (loss) before cumulative effect of accounting changes (b)	29,993	5,585	463	(4,679)
Cumulative effect of accounting changes	-	-	(8,803)	-
	_________	_________	________	________
Diluted income (loss)	$29,993	$5,585	$(8,340)	$(4,679)
	=========	=========	========	========
Average shares used to determine basic income (loss) per common share	58,411	58,269	58,334	58,194
Stock options and other	956	239	-	-
Series D Convertible Preferred Stock	3,330	3,499	-	-
	_________	_________	________	________
Average shares used to determine diluted income (loss) per common share (b)(c)	62,697	62,007	58,334	58,194
	=========	=========	========	========
Diluted income (loss) per common share before cumulative effect of accounting changes	$0.48	$0.09	$ 0.01	$(0.08)
Cumulative effect of accounting changes	-	-	(0.15)	-
	____	____	____	____
Diluted income (loss) per common share	$0.48	$0.09	$(0.14)	$(0.08)
	====	====	====	====
(a)	The dividend attributable to our Series D Convertible Preferred Stock held by our ESOP (employee stock ownership plan) is net of a tax benefit.
(b)

Adjustments totaling $0.9 million and $1.0 million for the nine months ended September 30, 2003 and 2002, which would have reduced the basic loss to arrive at diluted loss, were excluded because the calculation of diluted loss per share was antidilutive. Also, for the nine months ended September 30, 2003 and 2002, potentially dilutive common shares of 3.8 million and 4.0 million were excluded from average shares because they were antidilutive.

(c)

Options to purchase 7.3 million and 6.6 million shares of common stock were outstanding during the three months ended September 30, 2003 and 2002, but were not included in the computation of diluted income per share because the options' exercise prices were greater than the average market price of the common shares. Forward contracts to purchase 5.4 million shares of common stock were outstanding during the three months ended September 30, 2003 and 2002, but were not included in the computation of diluted income per share because the securities were not dilutive under the treasury stock method. These forward contracts are related to our adjustable conversion-rate equity security units.

Options to purchase 8.1 million and 4.6 million shares of common stock were outstanding during the nine months ended September 30, 2003 and 2002, but were not included in the computation of diluted loss per share because the options' exercise prices were greater than the average market price of the common shares. Forward contracts to purchase 5.4 million and 5.1 million shares of common stock were outstanding during the nine months ended September 30, 2003 and 2002, but were not included in the computation of diluted loss per share because the securities were not dilutive under the treasury stock method. These forward contracts are related to our adjustable conversion-rate equity security units.

3.	Stock-Based Compensation

          As allowed by SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, we have retained the compensation measurement principles of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. Under APB Opinion No. 25, compensation expense is recognized based upon the difference, if any, at the measurement date between the market value of the stock and the exercise price. The measurement date is the date at which both the number of shares/options and the exercise price for each share/option are known. The following table illustrates the effect on net income (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.
	Three Months Ended September 30		Nine Months Ended September 30
	____________________		____________________
	2003	2002	2003	2002
	_________	_________	________	________
	(thousands, except per-share amounts)

Reported net income	$32,884	$8,510	$1,404	$5,133

Add: Total stock-based employee compensation expense determined under the intrinsic value method, net of related tax effects	1,306	48	1,398	127

Deduct: Total stock-based employee compensation expense determined under the fair value method, net of related tax effects	(2,057)	(2,478)	(6,471)	(8,507)
	________	________	________	________
Pro forma net income (loss)	$32,133	$6,080	$(3,669)	$(3,247)
Preferred dividends	(3,191)	(3,262)	(9,744)	(9,812)
	_________	_________	________	________
Net income (loss) applicable to common shareholders	$28,942	$2,818	$(13,413)	$(13,059)
	========	========	========	========
Income (loss) per common share -- basic
As reported	$0.51	$0.09	$(0.14)	$(0.08)
Pro forma	0.50	0.05	(0.23)	(0.22)

Income (loss) per common share -- diluted
As reported	$0.48	$0.09	$(0.14)	$(0.08)
Pro forma	0.47	0.05	(0.23)	(0.22)

          The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards in future quarters may occur. To calculate stock option expense under SFAS No. 123, we estimated the fair value of each option grant on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003, 2002, and 2001: risk-free interest rates of 4.0% in 2003 and 2002 and 5.4% in 2001, expected dividends of 15 cents per share per quarter, expected lives of 4.3 years in all periods, and expected stock price volatility of 40% in 2003 and 2002 and 30% in 2001.

          In third quarter 2003, we issued to employees 1.1 million shares of restricted stock and 58,000 restricted stock units (collectively "restricted stock"). The restricted stock vests at the end of July 2006, with the portion of the award issued to executive officers subject to additional performance criteria (defined in the award) before vesting occurs. Accelerated vesting is possible as early as January 2005 if specified performance criteria, including stock price targets (as defined in the award), are achieved. Based on our third-quarter stock prices, 25% of the award can vest in January 2005. Vesting of the remaining 75% of the award can also accelerate if additional stock price targets are achieved in the future. We recorded the restricted stock issuance in shareholders' equity in "Common stock" and in "Additional paid-in-capital" in our Consolidated Balance Sheet based on the closing stock price on the date of issuance. Under both APB Opinion No. 25 and SFAS No. 123, compensation expense is calculated based on the closing stock price on the grant date. A portion of the award is subject to variable plan accounting because of the additional performance criteria. For this portion of the award, compensation expense is adjusted monthly based on the closing price of our stock on the last day of the month. At issuance, compensation expense was initially recorded in shareholders' equity in "Deferred stock compensation." This account will be reduced, and compensation expense recognized over the vesting periods. During the three and nine months ended September 30, 2003, we recognized $2.1 million of pretax compensation expense related to the restricted stock awards.

4.	Other (Income) Expense, Net

          "Other (income) expense, net" includes miscellaneous income and expense items.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	_____________________		_________________
	2003	2002	2003	2002
	_________	________	_______	_______
	(thousands)

Cost-reduction program (Note 16)	$-	$-	$10,114	$-
Sale of investment in IdentityNow (Note 11)	-	-	-	23,646
European sale reserve reversal	-	(1,388)	-	(1,388)
Restructuring activities (Note 16)	-	(750)	-	(750)
Sales of receivables (Note 8)	752	1,178	2,442	3,350
Other, net	381	886	1,565	4,357
	_________	________	_______	_______
	$1,133	$(74)	$14,121	$29,215
	=========	========	=======	=======
5.	Income Taxes

          Our effective tax provision rate for the nine months ended September 30, 2003, was 17.5%, compared with an effective tax benefit rate of 191.9% for the nine months ended September 30, 2002. In 2003, we recorded a $10.1 million pretax charge for the 2003 cost-reduction program (see Note 16) and a $2.9 million gain, or 5 cents per diluted share, which included a one-time tax benefit related to a favorable tax ruling, net of changes in other tax items. In 2002, we recorded a $23.6 million pretax loss for the sale of the stock of our wholly owned subsidiary that held our investment in IdentityNow and $27.6 million of tax benefits associated with this sale and our previous write-down (see Note 11). Before recording these items, our estimated tax provision rates for the nine months ended September 30, 2003 and 2002, were 34.5% and 37.5%. The difference between the estimated tax provision rates, before these items, was due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

          For the three and nine months ended September 30, 2003, we paid income taxes, net of refunds received, of $3.4 million and $25.9 million. We paid $1.0 million and $8.2 million for the same periods in 2002.
6.	Comprehensive Income

          Comprehensive income (loss) for the periods included the following:
	Three Months Ended		Nine Months Ended
	September 30		September 30
	_____________________		__________________
	2003	2002	2003	2002
	__________	________	_______	_______
	(thousands)

Net income	$32,884	$8,510	$1,404	$5,133

Other comprehensive income (loss)
Cumulative foreign currency translation adjustment, net of income taxes	2,566	(6,113)	27,089	6,694
Cash flow hedges, net of income taxes	(561)	15	824	(671)
	__________	________	_______	_______
Comprehensive income, net of income taxes	$34,889	$2,412	$29,317	$11,156
	==========	========	=======	=======
7.	Accounting Changes

Asset Retirement Obligations

          Effective January 1, 2003, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which affects the way we account for landfill closure costs. This statement requires us to record an asset and a liability (discounted) for estimated closure and closed-site monitoring costs and to depreciate the asset over the landfill's expected useful life. Previously, we accrued for the closure costs over the life of the landfill and expensed monitoring costs as incurred. On January 1, 2003, we recorded a one-time after-tax charge of $4.1 million, or 7 cents per share, as a cumulative-effect adjustment for the difference between the amounts recognized in our consolidated financial statements prior to the adoption of this statement and the amount recognized after adopting the provisions of SFAS No. 143. On a pro forma basis, if the provisions of this statement had been in effect during the three and nine months ended September 30, 2002, our net income and diluted income (loss) per share would not have materially changed.

          We record liabilities when assessments and/or remedial efforts are probable and the cost can be reasonably estimated. These liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. On a pro forma basis, if the provisions of this statement had been in effect in 2002, the pro forma amount of our liability for asset retirement obligations for the nine months ended September 30, 2002, measured using current information, assumptions, and interest rates, would not have materially changed.

Vendor Allowances

          Effective January 1, 2003, we adopted an accounting change for vendor allowances to comply with the guidelines issued by the Financial Accounting Standards Board's (FASB) EITF 02-16, Accounting by a Reseller for Cash Consideration Received From a Vendor. Under EITF 02-16, consideration received from a vendor is presumed to be a reduction of the cost of the vendor's products or services, unless it is for a specific incremental cost to sell the product. As a result, for the three and nine months ended September 30, 2003, approximately $10 million and $31 million of vendor allowances reduced "Materials, labor, and other operating expenses" that previously would have been recognized primarily as a reduction of "Selling and distribution expenses." In accordance with the provisions of EITF 02-16, prior-period financial statements have not been reclassified to conform with the current year's presentation.

          In addition, under the new guidance, vendor allowances reside in inventory with the product and are recognized when the product is sold, changing the timing of our recognition of these items. For the nine months ended September 30, 2003, this change resulted in a one-time, noncash, after-tax charge of $4.7 million, or 8 cents per share.

          On a pro forma basis, if EITF 02-16 had been in effect in 2002, approximately $9 million and $27 million of vendor allowances during the three and nine months ended September 30, 2002, would have been reflected as a reduction of "Materials, labor, and other operating expenses." In addition, reported "Selling and distribution expenses" would have increased approximately $10 million and $24 million.

8.	Receivables

          We have sold fractional ownership interests in a defined pool of trade accounts receivable. At both September 30, 2003 and 2002, and at December 31, 2002, $200 million of sold accounts receivable were excluded from "Receivables" in the accompanying Consolidated Balance Sheets. The portion of fractional ownership interest we retain is included in "Receivables" in the Consolidated Balance Sheets. This program consists of a revolving sale of receivables committed to by the purchasers for 364 days and is subject to renewal. Costs related to the program are included in "Other (income) expense, net" in the Consolidated Statements of Income (see Note 4). Under the accounts receivable sale agreement, the maximum amount available from time to time is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables, and the historical performance of the receivables we sell, not to exceed $250 million.

9.	Inventories

          Inventories included the following:
	September 30		December 31
	________________________		___________
	2003	2002	2002
	________	________	___________
	(thousands)

Finished goods and work in process	$506,880	$478,839	$545,619
Logs	30,990	49,264	63,026
Other raw materials and supplies	149,656	141,423	147,132
LIFO reserve	(44,135)	(51,155)	(37,811)
	________	________	___________
	$643,391	$618,371	$717,966
	========	========	===========
10.	Deferred Software Costs

          We defer internal-use software costs that benefit future years. These costs are amortized on the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets included deferred software costs of $53.2 million, $66.2 million, and $63.4 million at September 30, 2003 and 2002, and December 31, 2002. Amortization of deferred software costs totaled $5.6 million and $16.9 million for the three and nine months ended September 30, 2003, and $5.6 million and $15.4 million for the three and nine months ended September 30, 2002.

11.	Investments in Equity Affiliates

          In December 2001, we wrote down our 29% investment in IdentityNow by $54.3 million to its estimated fair value of $25 million and recorded $4.6 million of tax benefits associated with the write-down. In May 2002, we sold all the stock of our wholly owned subsidiary that held our investment in IdentityNow. We recorded a $23.6 million pretax loss related to this sale in our Corporate and Other segment and in "Other (income) expense, net" in the Consolidated Statement of Income for the nine months ended September 30, 2002. We also recorded $27.6 million of tax benefits associated with this sale and our previous write-down in "Income tax (provision) benefit." For the nine months ended September 30, 2002, this transaction resulted in a net after-tax gain of $4 million, or 7 cents per basic and diluted share.

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

          Changes in the carrying amount of goodwill by segment are as follows:
	Boise Office Solutions	Boise Building Solutions	Total
	_____________	_______________	___________
	(thousands)

Balance at December 31, 2002	$388,902	$11,639	$400,541

Effect of foreign currency translation	22,415	-	22,415
Purchase price adjustments	(2,241)	-	(2,241)
	_____________	_______________	___________
Balance at September 30, 2003	$409,076	$11,639	$420,715
	=============	===============	===========

          Acquired intangible assets are recorded in "Other assets" in the accompanying Consolidated Balance Sheets and totaled $25.1 million and $22.9 million at September 30, 2003 and 2002, and $24.6 million at December 31, 2002.

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
	Nine Months Ended September 30, 2003
	_______________________________________________
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	_______________	_______________	___________
	(thousands)

Customer lists and relationships	$28,315	$(6,074)	$22,241
Noncompete agreements	5,171	(4,741)	430
Exclusive distribution rights	3,058	(673)	2,385
	_______________	______________	___________
	$36,544	$(11,488)	$25,056
	===============	==============	===========

	Nine Months Ended September 30, 2002
	_______________________________________________
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	______________	______________	___________
	(thousands)

Customer lists and relationships	$23,876	$(3,916)	$19,960
Noncompete agreements	4,523	(3,721)	802
Exclusive distribution rights	2,413	(262)	2,151
	______________	______________	___________
	$30,812	$(7,899)	$22,913
	==============	==============	===========

          Intangible asset amortization expense totaled $0.8 million and $2.4 million for the three and nine months ended September 30, 2003 and 2002. The estimated amortization expense is $3.5 million, $3.0 million, $2.8 million, $2.8 million, $2.5 million, and $2.1 million in 2003, 2004, 2005, 2006, 2007, and 2008, respectively.

13.	Debt

          In March 2002, we entered into a three-year, unsecured revolving credit agreement with 14 major financial institutions. The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. The borrowing capacity under the agreement can be expanded to a maximum of $600 million. Borrowings under the agreement were $340 million at September 30, 2003. At September 30, 2003, our borrowing rate under the agreement was 2.1%. We have entered into interest rate swaps to hedge the cash flow risk from the variable interest payments on $100 million of LIBOR-based debt, which gave us an effective interest rate for outstanding borrowings under the revolving credit agreement of 3.1% at September 30, 2003. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. At September 30, 2003, we were in compliance with these covenants. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at September 30, 2003, exceeded the defined minimum by $108.5 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

          During second quarter 2003, we agreed to enter into a $33.5 million sale-leaseback of equipment at our HomePlateTM siding facility near Elma, Washington. The sale-leaseback has a base term of seven years and an interest rate of 4.67%, was accounted for as a financing arrangement, and is included in "Long-term debt, less current portion" in our Consolidated Balance Sheet.

          In August 2003, we issued $50 million of 7.45% medium-term notes due in 2011. The proceeds of the notes were used for general corporate purposes.

          At September 30, 2003 and 2002, we had $7.2 million and $37.1 million of short-term borrowings outstanding. The minimum and maximum amounts of combined short-term borrowings outstanding during the nine months ended September 30, 2003, were $0 and $117.4 million and during the nine months ended September 30, 2002, were $0 and $304.5 million. The average amounts of short-term borrowings outstanding during the nine months ended September 30, 2003 and 2002, were $40.2 million and $52.3 million. The average interest rates for these borrowings were 2.0% for 2003 and 2.5% for 2002.

          Cash payments for interest, net of interest capitalized, were $28.3 million and $89.7 million for the three and nine months ended September 30, 2003, and $31.8 million and $88.3 million for the three and nine months ended September 30, 2002.

          At September 30, 2003, we had $143 million of unused borrowing capacity registered with the SEC for additional debt securities. In addition, at September 30, 2003, we had $500 million in universal shelf capacity registered with the SEC. In October 2003, we issued $300 million of 6.5% senior notes due in 2010 and $200 million of 7.0% senior notes due in 2013 under this shelf registration. We may redeem all or part of the senior notes at any time at redemption prices defined in the indenture. Net proceeds from the senior notes were used to repay borrowings under our revolving credit agreement and will be used to provide cash for the OfficeMax transaction (see Note 17) and for other general corporate purposes. We paid approximately $9.1 million in fees and expenses associated with the transaction. The fees are being amortized over the terms of the senior notes.

          The senior notes are unsecured; however, the senior notes indenture contains covenants and restrictions that could restrict our ability to borrow money, issue preferred stock, pay dividends, repurchase stock, incur subsidiary debt, make investments in persons or firms other than our majority-owned subsidiaries, or expand into unrelated businesses. In particular, the indenture allows us to incur debt or issue preferred stock only if we meet a fixed charges coverage ratio of 2.0 to 1.0 over the preceding four calendar quarters. The indenture also contains a covenant that could restrict our ability to pay dividends, repurchase stock, incur subsidiary debt, or make investments in others if those expenditures exceed an earnings-based formula amount. The indenture does permit us, however, to borrow up to $850 million from banks, pay up to $20 million of common dividends per quarter, and pay for the dividends and repurchases of our Series D preferred stock, regardless of the formula amount. At the present time and given our financial condition, we do not believe these covenants and restrictions materially limit our ability to operate our business in the normal course.

          If we undergo a change of control, the note holders can require us to repurchase the senior notes at a price equal to 101% of the notes' principal amount. Similarly, if we sell assets under conditions specified in the indenture the note holders can require us to use proceeds to repurchase the senior notes at 100% of the principal amount. If we spin off one or more of our business units, the newly created company may offer to exchange the notes for substantially similar notes of the new company. If this occurs, we must make a concurrent offer to repurchase the notes at a price equal to 100% of the principal amount.

          Subsequent to our announcement to acquire OfficeMax, Standard and Poor's Rating Services and Moody's Investors Services, Inc., placed their ratings of our debt under review for possible downgrade. In October 2003, as a result of the increased debt that will result from the senior notes offering and the acquisition, Moody's Investors Services, Inc., downgraded our credit rating. Standard & Poor's Rating Services has stated that if the merger is completed, it will also lower our credit rating. These downgrades could affect our cost of and ability to raise debt. If we regain investment-grade rating with both credit rating agencies, the covenants discussed above will be automatically replaced with the covenants found in our other public debt, except that a restriction on subsidiary indebtedness will remain.

14.	Company-Obligated Mandatorily Redeemable Securities of Subsidiary Trust

          In December 2001, Boise Cascade Trust I issued 3,450,000 7.5% adjustable conversion-rate equity security units to the public at an aggregate offering price of $172.5 million. Boise Cascade Trust I is a statutory business trust wholly owned by the company. There are two components of each unit. Investors received a preferred security issued by the trust with a liquidation amount of $50, which is mandatorily redeemable in December 2006. The trust will terminate upon the redemption of the preferred securities. From each unit, investors receive a quarterly distribution at the annual rate of 7.5%. The rate will reprice in September 2004 based on then-market rates of return. Investors also received a contract to purchase common shares of Boise for $50 in December 2004. For each unit, investors will receive between 1.2860 and 1.5689 of our common shares, depending on the average trading price of our common stock at that time. The units trade on the New York Stock Exchange under ticker symbol BEP.

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

          The units are shown on our Consolidated Balance Sheets as minority interest in the caption "Company-obligated mandatorily redeemable securities of subsidiary trust holding solely debentures of parent." We report distributions on the units, whether paid or accrued, as a charge to "Minority interest, net of income tax" in our Consolidated Statements of Income.
15.	Financial Instruments

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
16.	Cost-Reduction Program and Restructuring Activities

          In March 2003, we announced measures to reduce 2003 operating costs by approximately $45 million, net of severance costs, and to hold capital spending to approximately $245 million, before acquisitions. We took these actions because of continued economic weakness, higher pension costs, higher energy costs, business disruptions from severe winter weather in the eastern United States, and global political uncertainty. We have been reducing operating costs by freezing salaries, restricting hiring, reducing discretionary spending at all levels of the company, and eliminating about 700 job positions. We will eliminate these positions by terminating approximately 550 employees and leaving vacant positions unfilled. At September 30, 2003, we had terminated about 460 employees.

          Under our severance policy, in first quarter 2003, we recorded a pretax charge of $10.1 million for employee-related costs in "Other (income) expense, net" in the Consolidated Statement of Loss. We recorded these costs in accordance with the provisions of SFAS No. 112, Employers' Accounting for Postemployment Benefits. We recorded $9.2 million in Boise Office Solutions, $0.2 million in Boise Paper Solutions, and $0.7 million in our Corporate and Other segment. Employee-related costs are primarily for severance payments, most of which will be paid in 2003 with the remainder in 2004. This item decreased net income $6.1 million and diluted income per share 11 cents for the nine months ended September 30, 2003.

          The reserve liability for the cost-reduction program is included in "Accrued liabilities, other" in the accompanying Consolidated Balance Sheet. Reserve liability activity related to the 2003 charge is as follows:

Employee- Related Costs
_________
(thousands)

2003 expense recorded	$10,114
Charges against reserve	(6,706)
_________
Balance at September 30, 2003	$3,408
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

          Restructuring reserve liability account activity related to these 2001 charges is as follows:
	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	________	_________	_______	_______
	(thousands)

2001 expense recorded	$21,300	$15,000	$22,600	$58,900
Assets written down	(21,300)	-	-	(21,300)
Pension liability recorded	-	(9,600)	-	(9,600)
Charges against reserve	-	(5,000)	(10,100)	(15,100)
	________	_________	_______	_______
Restructuring reserve at December 31, 2001	-	400	12,500	12,900
Proceeds from sales of assets	-	-	1,500	1,500
Charges against reserve	-	(400)	(7,400)	(7,800)
	________	_________	_______	_______
Restructuring reserve at December 31, 2002	-	-	6,600	6,600
Charges against reserve	-	-	(2,100)	(2,100)
	________	_________	_______	_______
Restructuring reserve at September 30, 2003	$-	$-	$4,500	$4,500
	========	=========	=======	=======

          We recorded asset write-downs for plant and equipment at the closed Idaho facilities and the write-off of our equity investment in and related receivables from a joint venture in Chile. Employee-related costs included pension curtailment costs arising from the shutdowns of the Idaho facilities and severance costs. We recorded other exit costs, including tear-down and environmental cleanup costs related to the Idaho facilities and reserves for contractual obligations with no future benefit. Most of the remaining reserve balance will be spent in 2003. These restructuring reserve liabilities are included in "Accrued liabilities, other" in the accompanying Consolidated Balance Sheets.
17.	OfficeMax Acquisition

          In July 2003, we announced that we had reached a definitive agreement to acquire OfficeMax, Inc. OfficeMax, an Ohio corporation, is a multinational distributor of office products, office furniture, and paper. Under the terms of the agreement, we currently estimate we will pay approximately $1.2 billion. The actual amount of consideration paid will be dependent upon the average Boise stock price and the number of outstanding OfficeMax common shares at the time the acquisition becomes effective and could be more or less than $1.2 billion. The consideration we will issue in the transaction will consist of 60% Boise common stock and 40% cash.

          On November 5, 2003, the SEC declared effective our registration statement on Form S-4 containing the joint proxy statement/prospectus. We began mailing the definitive joint proxy statement/prospectus and other documents regarding the transaction to our shareholders on November 7, 2003. Both the Boise and OfficeMax special shareholder meetings to vote on the OfficeMax transaction are scheduled for December 9, 2003. If Boise and OfficeMax shareholders approve the transaction, we will close the transaction after the vote on December 9, 2003.

          In October 2003, we issued $300 million of 6.5% senior notes due in 2010 and $200 million of 7.0% senior notes due in 2013 (see Note 13) to provide the cash for our acquisition of OfficeMax. We will also use a portion of the funds from these notes to repay borrowings under our revolving credit agreement and for other general corporate purposes.

18.	Recently Adopted Accounting Standards

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

          In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. We adopted this interpretation January 1, 2003. It did not have and is not expected to have a significant effect on our financial position or results of operations.

          In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. This statement was effective for us on July 1, 2003, and required that we reclassify $172.5 million of "Company-obligated mandatorily redeemable securities of subsidiary trust holding solely debentures of parent" from "Minority interest" to "Debt" in our Consolidated Balance Sheet and begin recognizing distributions on these securities as "Interest expense" rather than "Minority interest, net of income tax" in our Consolidated Statement of Income. In November 2003, the FASB issued FSP No. 150-3, Effective Date, Disclosures, and Transition for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests under SFAS No. 150. This Staff Position deferred the effective date of SFAS No. 150 for certain mandatorily redeemable noncontrolling interests, including our "Company-obligated mandatorily redeemable securities of subsidiary trust holding solely debentures of parent." For financial statements issued after November 7, 2003, FSP No. 150-3 required us to record these securities consistent with prior years' financial statements in "Minority interest" in our Consolidated Balance Sheet and required that distributions on the securities be reported as "Minority interest, net of income tax" in our Consolidated Statement of Income.

          See Note 7, Accounting Changes, for a discussion of SFAS No. 143 and EITF 02-16 and their effect on our consolidated financial statements.

19.	Segment Information

          There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from our 2002 Annual Report on Form 10-K. An analysis of our operations by segment is as follows:
				Income (Loss)
	Sales			Before Taxes
	______________________________________			and Minority
	Trade	Intersegment	Total	Interest (a)
	____________	___________	____________	____________
	(thousands)
Three Months Ended September 30, 2003
Boise Office Solutions	$933,520	$530	$934,050	$30,961
Boise Building Solutions	821,841	6,256	828,097	56,445
Boise Paper Solutions	349,399	124,768	474,167	191
Corporate and Other	5,841	14,735	20,576	(10,546)
	____________	___________	____________	____________
	2,110,601	146,289	2,256,890	77,051
Intersegment eliminations	-	(146,289)	(146,289)	-
Interest expense	-	-	-	(28,347)
	____________	___________	____________	____________
	$2,110,601	$-	$2,110,601	$48,704
	============	===========	============	============

Three Months Ended September 30, 2002
Boise Office Solutions	$899,321	$562	$899,883	$29,783
Boise Building Solutions	666,005	5,472	671,477	14,515
Boise Paper Solutions	363,720	121,435	485,155	17,171
Corporate and Other	6,185	13,200	19,385	(15,872)
	____________	___________	____________	____________
	1,935,231	140,669	2,075,900	45,597
Intersegment eliminations	-	(140,669)	(140,669)	-
Interest expense	-	-	-	(28,731)
	____________	___________	____________	____________
	$1,935,231	$-	$1,935,231	$16,866
	============	===========	============	============
(a)	Interest income has been allocated to our segments in the amounts of $0.2 million and $0.3 million for the three months ended September 30, 2003 and 2002.
				Income (Loss)
				Before Taxes,
				Minority Interest,
	Sales			and Cumulative
	______________________________________			Effect of Accounting
	Trade	Intersegment	Total	Changes (a)
	____________	___________	____________	________________
	(thousands)

Nine Months Ended September 30, 2003
Boise Office Solutions	$2,775,455	$1,803	$2,777,258	$75,516	(b)
Boise Building Solutions	2,076,995	18,589	2,095,584	57,812
Boise Paper Solutions	1,022,842	378,914	1,401,756	529
Corporate and Other	17,536	41,222	58,758	(29,154)
	____________	___________	____________	________________
	5,892,828	440,528	6,333,356	104,703
Intersegment eliminations	-	(440,528)	(440,528)	-
Interest expense	-	-	-	(84,980)
	____________	___________	____________	________________
	$5,892,828	$-	$5,892,828	$19,723
	============	===========	============	================

Nine Months Ended September 30, 2002
Boise Office Solutions	$2,637,963	$1,911	$2,639,874	$90,603
Boise Building Solutions	1,884,269	17,251	1,901,520	37,341
Boise Paper Solutions	1,071,239	351,462	1,422,701	15,176
Corporate and Other	18,010	39,165	57,175	(66,495	)(c)
	____________	___________	____________	________________
	5,611,481	409,789	6,021,270	76,625
Intersegment eliminations	-	(409,789)	(409,789)	-
Interest expense	-	-	-	(88,789)
	____________	___________	____________	________________
	$5,611,481	$-	$5,611,481	$(12,164)
	============	===========	============	================
(a)	Interest income has been allocated to our segments in the amounts of $0.7 million and $1.3 million for the nine months ended September 30, 2003 and 2002.
(b)	Includes a pretax charge of $9.2 million for employee-related costs incurred in connection with the 2003 cost-reduction program (see Note 16).
(c)	Includes a pretax loss of $23.6 million related to the sale of our investment in IdentityNow (see Note 11).
20.	Commitments and Guarantees

          As discussed in Notes 1, 5, and 9 of "Item 8. Financial Statements and Supplementary Data" in our 2002 Annual Report on Form 10-K, we have commitments for timber contracts, leases, and long-term debt. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. During the nine months ended September 30, 2003, there have been no material changes to our contractual obligations outside the ordinary course of our business.

          We have a legal obligation to fund our defined benefit pension plans. In 2003, the required minimum contribution to our pension plans is $26 million. During the nine months ended September 30, 2003, we made cash contributions to our pension plans totaling $85 million. In 2004, the required minimum contribution to our pension plans is estimated to be approximately $55 million. However, in 2004, we expect to make contributions ranging from $80 million to $120 million. Our contributions may change from period to period, based on the performance of plan assets, actuarial valuations, and company discretion within pension laws and regulations.

          We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Note 17 of "Item 8. Financial Statements and Supplementary Data" in our 2002 Annual Report on Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. During the nine months ended September 30, 2003, there were no new or material changes to the guarantees disclosed in our 2002 Annual Report on Form 10-K.
21.	Legal Proceedings and Contingencies

          We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws, or have received claims from private parties, with respect to 20 active sites where hazardous substances or other contaminants are or may be located. In most cases, we are one of many potentially responsible parties, and our alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, we have established appropriate reserves. We believe we have minimal or no responsibility with regard to several other sites. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position or results of operations.

          Over the past several years and continuing into 2003, we have been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at job sites. The claims vary widely and often are not specific about the plaintiffs' contacts with us or with our facilities. None of the claims seeks damages from us individually, and we are generally one of numerous defendants. Many of the cases filed against us have been voluntarily dismissed, although we have settled some cases. The settlements we have paid have been covered mostly by insurance, and we believe any future settlements or judgments of these cases would be similarly covered. To date, no asbestos case against us has gone to trial, and the nature of these cases makes any prediction as to the outcome of pending litigation inherently subjective. At this time, however, we believe our involvement in asbestos litigation is not material to either our financial position or results of operations.

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

Results of Operations
	Three Months Ended September 30		Nine Months Ended September 30
	________________________		________________________
	2003	2002	2003	2002
	__________	__________	__________	__________
Sales	$2.1 billion	$1.9 billion	$5.9 billion	$5.6 billion
Income before cumulative effect of accounting changes	$32.9 million	$8.5 million	$10.2 million	$5.1 million
Cumulative effect of accounting changes, net of income tax	$-	$-	$(8.8) million	$-
Net income	$32.9 million	$8.5 million	$1.4 million	$5.1 million

Diluted income (loss) per common share
Diluted before cumulative effect of accounting changes	$0.48	$0.09	$ 0.01	$(0.08)
Cumulative effect of accounting changes	-	-	(0.15)	-
	_____	_____	_____	_____
Diluted	$0.48	$0.09	$(0.14)	$(0.08)
	=====	=====	=====	=====

	(percentage of sales)
Materials, labor, and other operating expenses	80.3%	81.4%	81.3%	81.5%
Selling and distribution expenses	10.6%	10.2%	11.1%	10.4%
General and administrative expenses	1.8%	2.0%	1.9%	2.0%

Operating Results

          For the three and nine months ended September 30, 2003, total sales increased 9% and 5%, compared with the same periods a year ago. Boise Office Solutions total sales and same-location sales increased 4% and 5% for the three and nine months ended September 30, 2003, primarily due to favorable foreign exchange rates. For the three and nine months ended September 30, 2003, Boise Building Solutions sales increased 23% and 10% because of increased panel prices, increased building materials distribution sales, and increased engineered wood products sales, while Boise Paper Solutions sales decreased, primarily because of a decrease in sales volume.

          For the three and nine months ended September 30, 2003, materials, labor, and other operating expenses decreased 1.1% and 0.2% as a percentage of sales, compared with the same periods a year ago. Effective January 1, 2003, we adopted an accounting change for vendor allowances to comply with the guidelines issued by the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) 02-16, Accounting by a Reseller for Cash Consideration Received From a Vendor. Under EITF 02-16, consideration received from a vendor is presumed to be a reduction of the cost of the vendor's products or services, unless it is for a specific incremental cost to sell the product. As a result, for the three and nine months ended September 30, 2003, approximately $10 million and $31 million of vendor allowances reduced "Materials, labor, and other operating expenses" that previously would have been recognized primarily as a reduction of "Selling and distribution expenses" (see Note 7). In accordance with the provisions of EITF 02-16, prior-period financial statements have not been reclassified to conform with the current year's presentation.

          Before the accounting change, for the three months ended September 30, 2003, materials, labor, and other operating expenses, as a percentage of sales, decreased 0.6% because of improved domestic paper margins at Boise Office Solutions and improved overall margins at Boise Office Solutions international locations. Boise Building Solutions materials, labor, and other operating expenses decreased as a percentage of sales due to a greater increase in panel prices than in costs to sell products. These favorable percentages were partially offset by increased manufacturing costs at Boise Paper Solutions. Compared with the nine months ended September 30, 2002, materials, labor, and other operating expenses increased 0.3% because of an increased proportion of sales of lower-margin products in Boise Office Solutions and increased manufacturing costs in Boise Paper Solutions, partially offset by favorable wood costs in Boise Building Solutions.

          For the three and nine months ended September 30, 2003, selling and distribution expenses increased 0.4% and 0.7%, compared with the same periods a year ago. Before the accounting change, for the three months ended September 30, 2003, selling and distribution expenses decreased 0.1%. This expense reduction, as a percentage of sales, reflects our cost-reduction efforts last March, which led to the first-quarter severance charge. Compared with the nine months ended September 30, 2002, selling and distribution expenses increased 0.2%, primarily due to higher benefit-related costs.

          Due to cost controls, general and administrative expenses decreased in both the three and nine months ended September 30, 2003, in spite of higher benefit-related costs.

          For the nine months ended September 30, 2003, "Other (income) expense, net" decreased to $14.1 million from $29.2 million in the same period a year ago. The nine months ended September 30, 2002, included a $23.6 million pretax loss for the sale of the stock of our wholly owned subsidiary that held our investment in IdentityNow (see Note 11). In 2003, approximately $10.1 million of the $14.1 million of "Other (income) expense, net" resulted from implementation of our cost-reduction program, which was announced in March 2003. As part of this program, we will reduce 2003 operating costs by approximately $45 million, net of severance costs, and hold capital spending to approximately $245 million, before acquisitions. We took these actions because of continued economic weakness, higher pension costs, higher energy costs, business disruptions from severe winter weather in the eastern United States, and global political uncertainty. We have been reducing operating costs by freezing salaries, restricting hiring, reducing discretionary spending at all levels of the company, and eliminating about 700 job positions. We will eliminate these positions by terminating approximately 550 employees and leaving vacant positions unfilled. At September 30, 2003, we had terminated about 460 employees.

          Under our severance policy, in first quarter 2003, we recorded a pretax charge of $10.1 million for employee-related costs in "Other (income) expense, net" in the Consolidated Statement of Loss. We recorded these costs in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits. We recorded $9.2 million in Boise Office Solutions, $0.2 million in Boise Paper Solutions, and $0.7 million in our Corporate and Other segment. Employee-related costs are primarily for severance payments, most of which will be paid in 2003 with the remainder in 2004. This item decreased net income $6.1 million and diluted income per share 11 cents for the nine months ended September 30, 2003.

           The reserve liability for the cost-reduction program is included in "Accrued liabilities, other" in the accompanying Consolidated Balance Sheet. Reserve liability activity related to the 2003 charge is as follows:
Employee- Related Costs
_________
(millions)

2003 expense recorded	$10.1
Charges against reserve	(6.7)
_________
Balance at September 30, 2003	$3.4
=========

          Equity in net income (loss) of affiliates was $4.0 million and $(0.3) million for the three months ended September 30, 2003 and 2002, and $4.5 million and $(2.4) million for the nine months ended September 30, 2003 and 2002. The variances were due to increased equity in earnings of Voyageur Panel, in which we have a 47% interest and for which we account under the equity method, and the fact that we recognized no losses in 2003 from our investment in IdentityNow, which we sold in May 2002 (see Note 11).

          Interest expense was $28.3 million and $28.7 million for the three months ended September 30, 2003 and 2002, and $85.0 million and $88.8 million for the nine months ended September 30, 2003 and 2002. The variances were primarily due to lower 2003 interest rates on our variable-rate debt.

          Our effective tax provision rate for the nine months ended September 30, 2003, was 17.5%, compared with an effective tax benefit rate of 191.9% for the nine months ended September 30, 2002. In 2003, we recorded a $10.1 million pretax charge for the 2003 cost-reduction program (see Note 16) and a $2.9 million gain, or 5 cents per diluted share, which included a one-time tax benefit related to a favorable tax ruling, net of changes in other tax items. In 2002, we recorded a $23.6 million pretax loss for the sale of the stock of our wholly owned subsidiary that held our investment in IdentityNow and $27.6 million of tax benefits associated with this sale and our previous write-down (see Note 11). Before recording these items, our estimated tax provision rates for the nine months ended September 30, 2003 and 2002, were 34.5% and 37.5%. The difference between the estimated tax provision rates, before these items, was due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

          The $8.8 million recorded in "Cumulative effect of accounting changes, net of income tax" for the nine months ended September 30, 2003, consisted of an after-tax charge of $4.1 million, or 7 cents per share, for the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, which affects the way we account for landfill closure costs. This statement requires us to record an asset and a liability (discounted) for estimated closure and closed-site monitoring costs and to depreciate the asset over the landfill's expected useful life. Previously, we accrued for the closure costs over the life of the landfill and expensed monitoring costs as incurred. We also recorded an after-tax charge of $4.7 million, or 8 cents per share, for the adoption of EITF 02-16. EITF 02-16 requires that vendor allowances reside in inventory with the product and be recognized when the product is sold, changing the timing of our recognition of these items and creating a one-time, noncash, cumulative-effect adjustment (see Note 7).

Boise Office Solutions

	Three Months Ended September 30		Nine Months Ended September 30
	_________________		__________________
	2003	2002	2003	2002
	______	______	_______	_______
	(millions)

Sales	$934.1	$899.9	$2,777.3	$2,639.9
Segment income	$31.0	$29.8	$75.5	$90.6

Sales by Product Line
Office supplies and paper	$555.0	$545.3	$1,661.3	$1,625.6
Technology products	280.1	262.5	832.2	745.9
Office furniture	99.0	92.1	283.8	268.4

Sales by Geography
United States	$712.4	$706.8	$2,103.6	$2,057.9
International	221.7	193.1	673.7	582.0

Sales growth	4%	6%	5%	(1)%
Same-location sales growth	4%	6%	5%	(2)%

	(percentage of sales)

Gross profit margin	24.2%	22.4%	23.9%	23.0%
Operating expenses	20.9%	19.0%	21.2%	19.6%
Operating profit	3.3%	3.3%	2.7%	3.4%

Operating Results

          Both total sales and same-location sales increased 4% and 5% for the three and nine months ended September 30, 2003. Excluding favorable foreign exchange rates, third-quarter sales and same-location sales were flat with those of a year ago, and sales for the nine months ended September 30, 2003, increased about 2%. Within product categories, the greatest sales growth occurred in technology products and furniture, both up 7% in the third quarter and up 12% and 6%, respectively, during the nine months ended September 30, 2003, compared with a year ago. These categories represent approximately 40% of overall sales. Sales of combined office supplies and paper, our largest category, grew 2% during both the three and nine months ended September 30, 2003. Within this category, paper sales grew while office supplies sales continued a modest decline. For the three and nine months ended September 30, 2003, the volume of Boise office paper sold through Boise Office Solutions increased 2% and 6%, respectively. Excluding favorable foreign exchange rates, sales of technology products and furniture grew for the three and nine months ended September 30, 2003, while sales of combined office supplies and paper declined, compared with the same periods a year ago.

          Our reported gross margins for the three and nine months ended September 30, 2003, were 24.2% and 23.9%, increases of 1.8% and 0.9%, compared with the same periods a year ago. However, the 2003 gross margin percentages reflect the effect of the vendor allowance accounting change for EITF 02-16 (discussed above). Before the adoption of EITF 02-16, our gross margin increased 0.7% from the third quarter a year ago, primarily because of improved paper margins and improved margins at international locations. For the nine months ended September 30, 2003, our gross margin declined 0.2% before the adoption of EITF 02-16. The decline reflects the overall shift in our sales mix toward lower-margin paper and technology products.

          For the three and nine months ended September 30, 2003, our operating expenses were 20.9% and 21.2% of sales, compared with 19.0% and 19.6% for the three and nine months ended September 30, 2002. In the third quarter, operating expenses included $10.5 million for the change in the classification of our vendor allowances under EITF 02-16. For the nine months ended September 30, 2003, operating expenses included $29.6 million for the vendor allowance classification change and $9.2 million of employee-related costs for our cost-reduction program (see Note 16). Before these items, our operating expenses increased 0.8% and 0.2%, compared with the three and nine months ended September 30, 2002, due primarily to higher benefit-related costs.

          Segment income in the third quarter was $31.0 million, up 4%, compared with $29.8 million a year ago. Segment income increased primarily due to higher sales created by favorable foreign exchange rates. For the nine months ended September 30, 2003, segment income decreased 17%, compared with the same period a year ago. Before the employee-related charge for our cost-reduction program, segment income declined 6%. This decline was primarily attributable to a decline in gross margin (after adjusting for EITF 02-16) and an increase in operating expenses as a percentage of sales.

Boise Building Solutions
	Three Months Ended September 30		Nine Months Ended September 30
	_____________________		________________________
	2003	2002	2003	2002
	_________	_________	__________	__________

Sales	$828.1 million	$671.5 million	$2,095.6 million	$1,901.5 million
Segment income	$56.4 million	$14.5 million	$57.8 million	$37.3 million

Sales Volumes
Plywood (1,000 sq ft) (3/8" basis)	499,323	460,952	1,442,756	1,364,125
OSB (1,000 sq ft) (3/8" basis) (a)	111,775	107,176	331,008	305,610
Particleboard (1,000 sq ft) (3/4" basis)	36,524	47,617	116,325	148,548
Lumber (1,000 board feet)	90,522	99,858	277,159	304,224
LVL (100 cubic feet)	28,431	20,879	74,179	59,618
I-joists (1,000 equivalent lineal feet)	60,275	46,954	154,080	129,051
Engineered wood products (sales dollars)	$96.3 million	$77.0 million	$248.8 million	$213.3 million
Building materials distribution (sales dollars)	$602.7 million	$469.7 million	$1,498.7 million	$1,308.9 million

Average Net Selling Prices
Plywood (1,000 sq ft) (3/8" basis)	$291	$227	$247	$232
OSB (1,000 sq ft) (3/8" basis)	258	127	189	131
Particleboard (1,000 sq ft) (3/4" basis)	243	254	230	244
Lumber (1,000 board feet)	446	470	419	472
LVL (100 cubic feet)	1,440	1,498	1,446	1,491
I-joists (1,000 equivalent lineal feet)	865	890	864	890
(a)	Represents 100% of the sales volume of Voyageur Panel, of which we own 47%.

Operating Results

          Boise Building Solutions sales for the three and nine months ended September 30, 2003, grew 23% and 10%, compared with the same periods a year ago. In both periods, sales increased due to increased panel prices, increased building materials distribution sales, and increased engineered wood products sales. Building materials distribution sales increased 28% and 14% during the three and nine months ended September 30, 2003, while engineered wood products sales increased 25% and 17%, respectively.

          After a long, wet, and cold spring, especially in the eastern United States, the building season finally got underway late in the second quarter and continued to strengthen in third quarter 2003. As a result of increased demand from housing construction, third-quarter plywood prices reached record or near-record levels. Relative to the three and nine months ended September 30, 2002, average plywood prices increased 28% and 6%. Relative to the three and nine months ended September 30, 2002, sales volume of plywood also increased due to increased demand. In contrast, lumber prices and volumes declined, compared with the three and nine months ended September 30, 2002. During third quarter 2003, dimension lumber markets began improving later than plywood markets, did not rise as high, and drifted down earlier. Prices for industrial and common pine lumber rose during the quarter.

          During the third quarter, our HomePlateTM siding facility continued to operate in start-up mode. The start-up has been difficult due to the plant's unique processes and is taking longer than we had expected. Compared with the three and nine months ended September 30, 2002, segment results included $4.1 million and $12.9 million of additional plant commissioning and start-up expenses for the plant. We expect start-up expenses to continue through the first half of 2004.

          Segment income for the three and nine months ended September 30, 2003, increased $41.9 million and $20.5 million, respectively. Segment income increased due to increased panel prices, increased building materials distribution sales (due to favorable prices and 7% and 9% increases in volume), and increased engineered wood products sales.

Boise Paper Solutions
	Three Months Ended September 30		Nine Months Ended September 30
	______________________		________________________
	2003	2002	2003	2002
	__________	__________	___________	___________
Sales	$474.2 million	$485.2 million	$1,401.8 million	$1,422.7 million
Segment income	$0.2 million	$17.2 million	$0.5 million	$15.2 million

	(short tons)
Sales Volumes
Uncoated free sheet	353,000	364,000	1,057,000	1,089,000
Containerboard	170,000	168,000	482,000	495,000
Newsprint	101,000	110,000	296,000	305,000
Other	47,000	37,000	111,000	148,000
	__________	__________	__________	___________
	671,000	679,000	1,946,000	2,037,000
	==========	==========	==========	===========

Average Net Selling Prices (per short ton)
Uncoated free sheet	$713	$722	$731	$715
Containerboard	342	351	343	337
Newsprint	412	367	394	361

Operating Results

          Sales decreased for the three and nine months ended September 30, 2003, compared with the same periods a year ago. In both periods, sales declined primarily because of a decrease in sales volume. For the three and nine months ended September 30, 2003, sales volume decreased despite 2% and 6% increases in the volume of Boise office paper sold through Boise Office Solutions. The decrease in sales volume was due primarily to continued weak industry demand. Sales volume declined 1% from the third quarter a year ago, mostly because of 32,000 tons of market-related curtailment, compared with 16,000 tons in the year-ago third quarter. Sales volume declined 4% for the nine months ended September 30, 2003. We took 139,000 tons of market-related curtailment during the nine months ended September 30, 2003, compared with 108,000 tons during the same period a year ago. Relative to third quarter 2003, higher average newsprint prices were offset by lower prices for uncoated free sheet and containerboard. Overall, third-quarter prices were flat with those of the year-ago quarter. For the nine months ended September 30, 2003, average paper prices increased 3%.

          Segment results for the three and nine months ended September 30, 2003, were lower than those of a year ago because of lower unit sales volume, more market-related curtailment, and increased unit manufacturing costs. Total unit manufacturing costs increased 2%, compared with the year-ago third quarter, and 3%, compared with the nine months ended September 30, 2002. For the three and nine months ended September 30, 2003, combined energy and chemical unit costs were 5% and 4% higher than a year ago, and fiber costs rose 7% in both periods.

Financial Condition and Liquidity

Operating Activities

          For the first nine months of 2003, operations provided $167.5 million in cash, compared with $223.2 million for the same period in 2002. For the nine months ended September 30, 2003, items included in net income provided $286.1 million of cash, and unfavorable changes in working capital items used $118.6 million. For the first nine months of 2002, items in net income provided $258.6 million of cash, and unfavorable changes in working capital items used $35.4 million.

          Most of our U.S. employees are covered by noncontributory defined benefit pension plans. The assets of the pension plans are invested primarily in common stocks, fixed-income securities, and cash equivalents. The market performance of these investments affects our recorded pension obligations, expense, and cash contributions. Pension and other postretirement benefits expenses for the nine months ended September 30, 2003, were about $62.0 million, compared with $28.2 million in the same period a year ago. These are noncash charges in our consolidated financial statements. In 2003, the required minimum contribution to our pension plans is $26 million. During the nine months ended September 30, 2003, we made cash contributions to our pension plans totaling $85 million, compared with $48 million in the same period a year ago. In 2004, the required minimum contribution to our pension plans is estimated to be approximately $55 million. However, in 2004, we expect to make contributions to the plans of approximately $80 million to $120 million. See "Critical Accounting Estimates" for more information.

          Our ratio of current assets to current liabilities was 1.36:1 at September 30, 2003, compared with 1.28:1 at September 30, 2002, and 1.23:1 at December 31, 2002.

Investment Activities

          Cash used for investment was $162.8 million for the nine months ended September 30, 2003, and $176.1 million for the same period in 2002. Cash expenditures for property and equipment, timber and timberlands, and the purchase of facilities totaled $155.1 million and $155.7 million during the nine months ended September 30, 2003 and 2002. In both years, our property and equipment expenditures primarily reflected the cost of facility improvements, facility and equipment modernization, energy and cost-saving projects, and environmental compliance.

          As a result of our cost-reduction program, we expect to limit our capital investment in 2003 to approximately $245 million, excluding acquisitions. These amounts include approximately $12 million for our environmental compliance program. In 2001, we began construction of a new facility near Elma, Washington, to manufacture integrated wood-polymer building materials. The total cost of this facility is expected to be approximately $93 million. We have spent $90.7 million to date. The remainder will be spent in fourth quarter 2003.

Financing Activities

          Cash provided by financing was $24.8 million for the first nine months of 2003 and $14.3 million for the first nine months of 2002. Dividend payments totaled $33.3 million for the first nine months of 2003 and $33.6 million for the same period in 2002. In both years, our quarterly dividend was 15 cents per common share.

          Changes in short-term borrowings represent net changes in notes payable. Additions to long-term debt for the nine months ended September 30, 2003, included $90.0 million under our revolving credit agreement, $50.0 million of 7.45% medium-term notes, and $33.5 million for the sale-leaseback of equipment at our HomePlateTM siding facility near Elma, Washington, that was accounted for as a financing arrangement. Payments of long-term debt in this period included approximately $90.0 million of medium-term notes. Additions to long-term debt for the nine months ended September 30, 2002, included $149.8 million of 7.5% notes due in 2008, a $20.0 million floating-rate term loan, and $62.0 million in medium-term notes. Payments of long-term debt in this period included $125.0 million of 9.85% notes, $32.5 million for industrial revenue bonds, a net $20.0 million under our revolving credit agreement, $15.5 million of bank debt for our Australian operations, and $2.3 million of medium-term notes.

          At September 30, 2003 and 2002, and December 31, 2002, we had $1.6 billion of debt outstanding. Our debt-to-equity ratio was 1.16:1 and 1.02:1 at September 30, 2003 and 2002, and 1.14:1 at December 31, 2002. Even though our debt for the nine months ended September 30, 2003, remained relatively flat, compared with the same quarter a year ago, our debt-to-equity ratio rose due to recording a $188 million decrease in shareholders' equity in December 2002 for additional minimum pension liability.

          In March 2002, we entered into a three-year, unsecured revolving credit agreement with 14 major financial institutions. The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. The borrowing capacity under the agreement can be expanded to a maximum of $600 million. Borrowings under the agreement were $340 million at September 30, 2003. At September 30, 2003, our borrowing rate under the agreement was 2.1%. We have entered into interest rate swaps to hedge the cash flow risk from the variable interest payments on $100 million of LIBOR-based debt, which gave us an effective interest rate for outstanding borrowings under the revolving credit agreement of 3.1% at September 30, 2003. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. At September 30, 2003, we were in compliance with these covenants. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at September 30, 2003, exceeded the defined minimum by $108.5 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

          In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rates at September 30, 2003 and 2002, were 3.5% and 4.3%. This swap expires in May 2005.

          At September 30, 2003 and 2002, we had $7.2 million and $37.1 million of short-term borrowings outstanding. The minimum and maximum amounts of combined short-term borrowings outstanding during the nine months ended September 30, 2003, were $0 and $117.4 million and during the nine months ended September 30, 2002, were $0 and $304.5 million. The average amounts of short-term borrowings outstanding during the nine months ended September 30, 2003 and 2002, were $40.2 million and $52.3 million. The average interest rates for these borrowings were 2.0% for 2003 and 2.5% for 2002.

          At September 30, 2003, we had $143 million of unused borrowing capacity registered with the Securities and Exchange Commission (SEC) for additional debt securities. In addition, at September 30, 2003, we had $500 million in universal shelf capacity registered with the SEC. In October 2003, we issued $300 million of 6.5% senior notes due in 2010 and $200 million of 7.0% senior notes due in 2013 under this shelf registration. We may redeem all or part of the senior notes at any time at redemption prices defined in the indenture. Net proceeds from the senior notes were used to repay borrowings under our revolving credit agreement and will be used to provide cash for the OfficeMax transaction (see Note 17) and for other general corporate purposes. We paid approximately $9.1 million in fees and expenses associated with the transaction. The fees are being amortized over the terms of the senior notes.

          The senior notes are unsecured; however, the senior notes indenture contains covenants and restrictions that could restrict our ability to borrow money, issue preferred stock, pay dividends, repurchase stock, incur subsidiary debt, make investments in persons or firms other than our majority-owned subsidiaries, or expand into unrelated businesses. In particular, the indenture allows us to incur debt or issue preferred stock only if we meet a fixed charges coverage ratio of 2.0 to 1.0 over the preceding four calendar quarters. The indenture also contains a covenant that could restrict our ability to pay dividends, repurchase stock, incur subsidiary debt, or make investments in others if those expenditures exceed an earnings-based formula amount. The indenture does permit us, however, to borrow up to $850 million from banks, pay up to $20 million of common dividends per quarter, and pay for the dividends and repurchases of, our Series D preferred stock, regardless of the formula amount. At the present time and given our financial condition, we do not believe these covenants and restrictions materially limit our ability to operate our business in the normal course.

          If we undergo a change of control, the note holders can require us to repurchase the senior notes at a price equal to 101% of the notes principal amount. Similarly, if we sell assets under conditions specified in the indenture the note holders can require us to use proceeds to repurchase the senior notes at 100% of the principal amount. If we spin off one or more of our business units, the newly created company may offer to exchange the notes for substantially similar notes of the new company. If this occurs, we must make a concurrent offer to repurchase the notes at a price equal to 100% of the principal amount.

          Subsequent to our announcement to acquire OfficeMax, Standard and Poor's Rating Services and Moody's Investors Services, Inc., placed their ratings of our debt under review for possible downgrade. In October 2003, as a result of the increased debt that will result from the senior notes offering and the acquisition, Moody's Investors Services, Inc., downgraded our credit rating. Standard & Poor's Rating Services has stated that if the merger is completed, it will also lower our credit rating. These downgrades could affect our cost of and ability to raise debt. If we regain investment grade rating with both credit rating agencies, the covenants discussed above will be automatically replaced with the covenants found in our other public debt except that a restriction on subsidiary indebtedness will remain.

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

OfficeMax Acquisition

          In July 2003, we announced that we had reached a definitive agreement to acquire OfficeMax, Inc. OfficeMax, an Ohio corporation, is a multinational distributor of office products, office furniture, and paper. Under the terms of the agreement, we currently estimate we will pay approximately $1.2 billion. The actual amount of consideration paid will be dependent upon the average Boise stock price and the number of outstanding OfficeMax common shares at the time the acquisition becomes effective and could be more or less than $1.2 billion. The consideration we will issue in the transaction will consist of 60% Boise common stock and 40% cash.

          On November 5, 2003, the SEC declared effective our registration statement on Form S-4 containing the joint proxy statement/prospectus. We began mailing the definitive joint proxy statement/prospectus and other documents regarding the transaction to our shareholders on November 7, 2003. Both the Boise and OfficeMax special shareholder meetings to vote on the OfficeMax transaction are scheduled for December 9, 2003. If Boise and OfficeMax shareholders approve the transaction, we will close the transaction after the vote on December 9, 2003.

          In October 2003, we issued $300 million of 6.5% senior notes due in 2010 and $200 million of 7.0% senior notes due in 2013 (see Note 13) to provide the cash for our acquisition of OfficeMax. We will also use a portion of the funds from these notes to repay borrowings under our revolving credit agreement and for other general corporate purposes.

Off-Balance-Sheet and Other Contractual Arrangements and Guarantees

          For information on off-balance-sheet and other contractual arrangements and guarantees, see our Annual Report on Form 10-K for the year ended December 31, 2002. At September 30, 2003, there have been no material changes to our contractual obligations outside the ordinary course of business or material changes to the guarantees disclosed in our 2002 Annual Report on Form 10-K.

Timber Supply and Environmental Issues

          For information on timber supply and environmental issues, see our Annual Report on Form 10-K for the year ended December 31, 2002.

Critical Accounting Estimates

          For information on critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2002, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003, and the information described below.

Pensions

          Most of our U.S. employees are covered by noncontributory defined benefit pension plans. We have been experiencing rapidly increasing retirement benefit plan costs. In response to escalating costs, in October 2003, the Retirement Committee approved the following changes to our pension plan for salaried employees: (1) no new entrants into the plan effective November 1, 2003; (2) a reduction in the service crediting rate for years of service earned after December 31, 2003, from 1.25% to 1%; and (3) for Boise Office Solutions participants, a benefit freeze effective December 31, 2003, with one additional year of service provided to active Boise Office Solutions employees on January 1, 2004, at the 1% crediting rate. The benefit freeze at Boise Office Solutions affects about 7,650 of our approximately 23,000 employees. These changes will have a small negative effect on our 2003 expense and will modestly decrease our benefits expense in 2004 with a positive compounding effect over time.

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

          At December 31, 2002, we set our 2003 discount rate assumption at 6.75% and our expected return on plan assets at 8.5%. Using these assumptions, we estimate that our 2003 pension expense will be approximately $76 million. If we decreased our discount rate assumption to 6.5%, our 2003 pension expense would be approximately $80 million, and if we increased our discount rate assumption to 7%, our 2003 pension expense would be approximately $70 million. If we decreased our expected return on plan assets to 8%, our 2003 pension expense would be approximately $80 million, and if we increased our expected return on plan assets to 9%, our 2003 pension expense would be approximately $70 million.

          Plan contributions include required minimums and, in some years, additional discretionary amounts. In 2003, the required minimum contribution to our pension plans is $26 million. As of September 30, 2003, we had contributed $85 million. In 2004, the required minimum contribution is estimated to be approximately $55 million. We expect to make contributions ranging from $80 million to $120 million in 2004. We anticipate having sufficient liquidity to meet our future pension contribution requirements.

          The amount of minimum pension liability is determined based on the value of plan assets compared with the plans' accumulated benefit obligation. Because of negative returns on plan assets and a decrease in the discount rate in 2002, our minimum pension liability increased significantly, resulting in a decrease in 2002 of $188 million in shareholders' equity in "Accumulated other comprehensive loss." The change in the minimum pension liability that we will record on December 31, 2003, will be dependent on the actual market value of plan assets on that date and the discount rate assumption used to value the accumulated benefit obligation on that date. As of September 30, 2003, the market value of plan assets has increased, compared with the value at December 31, 2002. However, interest rates have declined, which may cause us to lower our discount rate assumption when we value the plans' accumulated benefit obligation as of December 31, 2003. This could result in another increase in our minimum pension liability and a decrease in shareholders' equity in "Accumulated other comprehensive loss." When recorded, the adjustments to the minimum pension liability are noncash and do not affect net income (loss). Our revolving credit agreement contains a financial covenant relating to minimum net worth. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at September 30, 2003, exceeded the defined minimum by $108.5 million.

Outlook

          In the fourth quarter of 2003, we expect year-over-year sales in Boise Office Solutions to remain positive, including the impact of foreign exchange, and operating income in that business to be similar to third-quarter performance. We expect building products markets to weaken seasonally and Boise Building Solutions to post modestly lower income in the fourth quarter than in the third quarter. Finally, in our paper business, we expect market conditions to continue to be lackluster.

Cautionary and Forward-Looking Statements

          This Form 10-Q contains forward-looking statements as defined by the securities laws. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, and future business prospects, are forward-looking statements. You can identify these statements by the use of the words "expect," "believe," "should," and other similar expressions. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this filing. We have listed below inherent risks and uncertainties that could cause our actual results to differ materially from those we project. We do not assume any obligation to update the forward-looking statements in this filing.

          The prices we charge for our paper and building products are subject to cyclical market pressures. Our paper and building products businesses are subject to cyclical market pressures. Historical prices for our products have been volatile, and we have limited direct influence over the timing and extent of price changes for our products. The relationship between supply and demand in the paper and building products industries significantly affects product pricing. Demand for building products is driven mainly by factors outside our control, such as the construction, repair and remodeling, and industrial markets; interest rates; and weather. The supply of paper and building products fluctuates based on available manufacturing capacity, and excess capacity in the industry, both domestically and abroad, can result in significant declines in market prices for those products. Prolonged periods of weak demand or excess supply in any of our businesses could negatively impact our market share, seriously reduce our margins, and harm our liquidity, financial condition, or results of operations.

          Intense competition in our markets could harm our ability to achieve or maintain profitability. All of the markets we serve are highly competitive, with a number of large companies operating in each. We compete in our markets principally through price, service, quality, and value-added products and services.

          Office Products. The office products market is highly competitive. Purchasers of office products have many options when purchasing office supplies and paper, technology products, and office furniture. We compete with worldwide contract stationers, large retail office products suppliers, direct-mail distributors, discount retailers, drugstores, supermarkets, and thousands of local and regional contract stationers, many of whom have long-standing customer relationships. Increased competition in the office products industry, together with increased advertising, has heightened price awareness among end-users. Such heightened price awareness has led to margin pressure on office products. Besides price, competition is also based on customer service.

          Building Products. The building products markets in which we compete are very large and highly fragmented, with fewer than ten national producers but hundreds of local and regional manufacturers and distributors. Most of our competitors are located in the United States and Canada, although we have seen increasing competition from outside North America. We compete not only with manufacturers and distributors of similar building products but also with products made from alternative resources, such as steel and plastic. Many factors influence competition in the building products markets, chiefly price, quality, and service.

          Paper Products. Our major paper products are uncoated free sheet, containerboard, and newsprint, all of which are globally traded commodities with numerous worldwide manufacturers. About a dozen major manufacturers compete in the North American paper market. Price, quality, and service are important competitive determinants across paper markets. All of our paper manufacturing facilities are located in the United States, and we compete largely in the domestic arena. We do, however, face competition from foreign producers. The level of this competition varies depending on the level of demand abroad and the relative rates of currency exchange. Our paper products also compete with electronic transmission and information storage alternatives. As trends toward these alternatives continue, we may see variances in the overall demand for paper products or shifts from one type of paper to another. For example, demand for newsprint grades may decline, and demand for office papers may increase, as readers replace newspapers with electronic media they can download or print.

          Some of our competitors in each of our business are larger than we are and have greater financial and other resources available to them, and there can be no assurance that we can continue to compete successfully with them. Some of our competitors are also currently lower-cost producers than we are and may be better able to withstand price declines. In addition, if we do not continue to provide excellent customer service and quality products in each of our businesses, our profitability from each business and our overall profitability may be harmed.

          Our operations require substantial capital, and we may not have adequate capital resources to provide for all of our cash requirements. Our paper and building products businesses are highly capital-intensive, including our need to incur capital expenditures for expansion or replacement of existing equipment and to comply with environmental laws. We currently anticipate that our operations will generate sufficient cash resources to fund our operating needs and capital expenditures for at least the next year. At some point in the future, however, we may be required to obtain additional financing to fund capital expenditures. If we need to obtain additional funds, we may not be able to do so on favorable terms, or at all. If any such financing is not available when required or is not available on acceptable terms, we may not be able to fund capital expenditures necessary to keep us competitive.

          Increases in wood fiber and other raw material costs may harm the results of our operations. The percentage of our wood fiber requirements obtained from our timberlands will fluctuate based on a variety of factors, including changes in our timber harvest levels and changes in our manufacturing capacity. Our timberlands provided approximately 43% of our requirements over the past five calendar years. The cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions. In addition, the cost of other raw supplies, such as energy, chemicals, and labor, significantly impacts the results of our operations. Selling prices of our products have not always increased in response to increases in the prices of our raw materials. On occasion, our results of operations have been and may in the future be harmed if we are unable to pass raw material price increases through to our customers.

          Significant environmental regulation and environmental compliance expenditures impact our results. Our paper and building products businesses are subject to a wide range of general and industry-specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, site remediation, forestry operations, and endangered species. Compliance with these laws and regulations is a significant factor in our business. We expect to continue to incur significant capital and operating expenditures to maintain compliance with applicable environmental laws and regulations. Our failure to comply with applicable environmental laws and regulations and permit requirements could result in civil or criminal fines or penalties or enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment, or remedial actions. As an owner and operator of real estate, we may be liable under environmental laws for cleanup and other costs and damages, including tort liability, resulting from past or present spills or releases of hazardous or toxic substances on or from our properties. Liability under these laws may be imposed without regard to whether we knew of, or were responsible for, the presence of such substances on our property and, in some cases, may not be limited to the value of the property. Unanticipated situations could give rise to material environmental liabilities. Enactment of new environmental laws or regulations or changes in existing laws or regulations might require significant expenditures. We may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures.

          Decreases in the availability of timber may harm our operations. Over the past several years, the amount of timber available for commercial harvest from public lands in the United States has declined significantly due to environmental litigation and changes in government policy. In 2001, we closed our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the significant decline in federal timber offered for sale. Further constraints on timber supply, both on public and private lands, that would disadvantage our remaining facilities may be imposed in the future. Additional curtailments or closures of our wood products manufacturing facilities are possible.

          We do not maintain insurance for losses to our standing timber from natural disasters or other causes. The volume and value of timber that can be harvested from our lands may be limited by natural disasters such as fire, insect infestation, disease, ice storms, windstorms, flooding, and other weather conditions and causes. We do not maintain insurance for any loss to our standing timber from natural disasters or other causes.

          We cannot ensure that we will complete our acquisition of OfficeMax. On July 13, 2003, we agreed to acquire OfficeMax via a merger. While we expect to complete the acquisition in the fourth quarter of 2003, its consummation is subject to a number of conditions that must be satisfied or waived. For example, shareholders of both companies must approve the transaction. We cannot assure you that shareholders will approve the transaction or that the other conditions will be satisfied or waived on a timely basis.

          We cannot ensure that our integration with OfficeMax will be successful. If the proposed acquisition is completed, OfficeMax will become a part of Boise Office Solutions. Integrating and coordinating our operations and personnel with those of OfficeMax will involve complex operational and personnel-related challenges. This process will be time-consuming and expensive and may disrupt the business of either or both companies and may not result in the full benefits we currently expect. The difficulties, costs, and delays that could be encountered include: unanticipated issues in integrating information, communications, and other systems; negative impacts on employee morale and performance as a result of job changes and reassignments; difficulties attracting and retaining key personnel; loss of customers; unanticipated incompatibility of purchasing, logistics, marketing, paper sales, and administration methods; and unanticipated costs of terminating or relocating facilities and operations.

          We will have more indebtedness after the merger, which could adversely affect our cash flows, business, and ability to fulfill our debt obligations. We have a substantial amount of debt, some of which we recently incurred as part of our proposed acquisition of OfficeMax. As of October 31, 2003, our outstanding debt was $1.8 billion. The increased levels of debt could, among other things: require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions, and other purposes; increase the cost and reduce the availability of funds from commercial lenders, debt financing transactions, and other sources; increase our vulnerability to, and limit our flexibility in planning for, adverse economic and industry conditions; create competitive disadvantages compared with other companies with lower debt levels; and cause further downgrading of our credit rating, which could increase our cost of and ability to borrow money.

          The outcome and timing of our evaluation of strategic alternatives. At the same time we announced our proposed acquisition of OfficeMax, we also announced we would evaluate strategic alternatives for our paper and building products businesses. We have engaged Goldman, Sachs & Co. to assist the company in developing, evaluating, and implementing these alternatives. We will consider alternatives ranging from no change in the company's business mix to restructurings, divestitures, spinoffs, and other business combinations. This evaluation and any subsequent implementation of the plans that we develop could, in fact, take longer than the 12 to 18 months we have anticipated. The evaluation, its timing, outcome, and implementation may significantly affect the company and its future financial results and business prospects.

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

          In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rates at September 30, 2003 and 2002, were 3.5% and 4.3%. The swap expires in May 2005. This swap is designated as a fair value hedge of a proportionate amount of the fixed-rate debentures. The swap and the proportionate amount of debentures are marked to market, with changes in the fair value of the instruments recorded in income (loss). This swap was fully effective in hedging the changes in fair value of the hedged item; accordingly, changes in the fair values of these instruments had no net effect on our reported income (loss).

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

          In February 2001, we entered into two interest rate swaps with notional amounts of $50 million each, one of which matured in February 2003 and one that will mature in February 2004. Also, in November 2001, we entered into an interest rate swap with a notional amount of $50 million, which will mature in November 2004. The swaps hedge the variable cash flow risk from the variable interest payments on $100 million of our LIBOR-based debt in 2003 and $150 million in 2002. The effective fixed interest rates at September 30, 2003 and 2002, were 4.5% and 4.8%. Changes in the fair value of these swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense" as interest expense was recognized on the revolving credit agreement. Amounts reclassified for the nine months ended September 30, 2003 and 2002, increased interest expense by $2.2 million and $3.1 million, respectively. Ineffectiveness related to these hedges was not significant.

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

          We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws, or have received a claim from a private party, with respect to 20 active sites where hazardous substances or other contaminants are or may be located. In most cases, we are one of many potentially responsible parties, and our alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, we have established appropriate reserves. We believe we have minimal or no responsibility with regard to several other sites. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position or results of operations.

          Refer to our Annual Report on Form 10-K for the year ended December 31, 2002, for information concerning other legal proceedings.

ITEM 2.	CHANGES IN SECURITIES

          None.
ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

          None.
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

ITEM 5.	OTHER INFORMATION

          On November 3, 2003, we amended our 2002 Form 10-K to restate and amend the list of our directors and executive officers, including their business experience (required by Part III, Item 10.).
ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K
(a)	Exhibits. Required exhibits are listed in the Index to Exhibits and are incorporated by reference.
(b)

Reports on Form 8-K.

On October 8, 2003, we filed a Form 8-K with the Securities and Exchange Commission to furnish the press release pre-announcing our third quarter 2003 financial results.

On October 20, 2003, we filed a Form 8-K with the Securities and Exchange Commission to file the Terms Agreement and Form of Fourth Supplemental Indenture for our 6.5% Senior Notes Due 2010 and 7.0% Senior Notes Due 2013.

On October 21, 2003, we filed a Form 8-K with the Securities and Exchange Commission to furnish the earnings release announcing our third quarter 2003 financial results and selected pages from our Third Quarter 2003 Fact Book.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE CORPORATION
/s/ Thomas E. Carlile _________________________________ Thomas E. Carlile Vice President and Controller (As Duly Authorized Officer and Chief Accounting Officer)
Date: November 13, 2003

BOISE CASCADE CORPORATION

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2003
Exhibit Number	Description	Page Number

11	Computation of Per-Share Income (Loss)	40
12.1	Ratio of Earnings to Fixed Charges	41
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements	42
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	43
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	44
32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Cascade Corporation	45

Boise and HomePlate are trademarks of Boise Cascade Corporation.