Form 10-K
period 2003-12-31
BOISE CASCADE CORP
filed 2004-03-02
CIK 12978

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes /X/ No / /

        The aggregate market value of the voting common stock held by nonaffiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on June 30, 2003, was $1,393,693,917. Registrant does not have any nonvoting common equities.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of January 31, 2004 87,222,091

Document incorporated by reference

        Portions of the registrant's proxy statement relating to its 2004 annual meeting of shareholders to be held on April 15, 2004 ("Boise Cascade Corporation's proxy statement"), are incorporated by reference into Part III of this Form 10-K.

 Table of Contents

PART I
Item 1.	Business	1
	General Overview	1
	Boise Office Solutions, Contract	2
	Boise Office Solutions, Retail	2
	Boise Building Solutions	2
	Boise Paper Solutions	4
	Timber Resources	6
	Environmental Issues	8
	Capital Investment	8
	Energy	8
	Competition	8
	Seasonality	10
	Working Capital	10
	Acquisitions and Divestitures	10
	Employees	10
	Identification of Executive Officers	10
Item 2.	Properties	10
	Boise Office Solutions, Contract	11
	Boise Office Solutions, Retail	11
	Boise Building Solutions	12
	Boise Paper Solutions	12
	Timber Resources	12
Item 3.	Legal Proceedings	12
Item 4.	Submission of Matters to a Vote of Securities Holders	13
PART II
Item 5.	Market for Registrant's Common Equity and Related Stockholder Matters	14
	Shareholder Rights Plan	14
Item 6.	Selected Financial Data	14
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
	Summary and Outlook	16
	Acquisition of OfficeMax	19
	Segment Discussion	21
	Results of Operations, Consolidated	22
	Boise Office Solutions, Contract	25
	Boise Office Solutions, Retail	27
	Boise Building Solutions	28
	Boise Paper Solutions	31
	Liquidity and Capital Resources	32
	Timber Supply	42
	Environmental	44
	Critical Accounting Estimates	45
	Cautionary and Forward-Looking Statements	48

i

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk		51
Item 8.	Financial Statements and Supplementary Data		52
	Notes to Consolidated Financial Statements		57
	1.	Summary of Significant Accounting Policies	57
	2.	OfficeMax Acquisition	64
	3.	Net Income (Loss) Per Common Share	67
	4.	Other (Income) Expense, Net	68
	5.	Accounting Changes	68
	6.	Income Taxes	70
	7.	Leases	71
	8.	Receivables	72
	9.	Investments in Equity Affiliates	72
	10.	Goodwill and Intangible Assets	73
	11.	Debt	75
	12.	Financial Instruments	78
	13.	Retirement and Benefit Plans	79
	14.	Shareholders' Equity	85
	15.	Cost-Reduction Program, Restructuring Activities, and Facility Closures	88
	16.	Segment Information	91
	17.	Commitments and Guarantees	95
	18.	Legal Proceedings and Contingencies	96
	19.	Quarterly Results of Operations (unaudited)	97
	Independent Accountants' Report		98
	Report of Management		99
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure		100
Item 9A.	Controls and Procedures		100
PART III
Item 10.	Directors and Executive Officers of the Registrant		101
Item 11.	Executive Compensation		101
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		102
	Equity Compensation Plan Information		102
Item 13.	Certain Relationships and Related Transactions		102
Item 14.	Principal Accountant Fees and Services		103
PART IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K		104
	Index to Exhibits		108

ii

 PART I

ITEM 1. BUSINESS

        As used in this 2003 Annual Report on Form 10-K, the terms "Boise" and "we" include Boise Cascade Corporation and its consolidated subsidiaries and predecessors. Our Securities and Exchange Commission (SEC) filings, which include this Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all related amendments, are available, free of charge, on our website at www.bc.com, Investor Relations, SEC filings. These reports are available soon after they are filed electronically with the SEC.

General Overview

        Boise is a multinational contract and retail distributor of office supplies and paper, technology products, and office furniture. Boise is also a major distributor of building materials and an integrated manufacturer and distributor of paper, packaging, and wood products. We are headquartered in Boise, Idaho, with domestic and international operations. We own or control approximately 2.4 million acres of timberland in the United States. We were incorporated under the laws of Delaware in 1931 under the name Boise Payette Lumber Company of Delaware, as a successor to an Idaho corporation formed in 1913. In 1957, our name was changed to Boise Cascade Corporation.

        We have historically reported our business results using four reportable segments: Boise Office Solutions; Boise Building Solutions; Boise Paper Solutions; and Corporate and Other (support staff services). In December 2003, we acquired OfficeMax, Inc. (OfficeMax). After the acquisition, we began reporting Boise Office Solutions as two separate segments, Boise Office Solutions, Contract, and Boise Office Solutions, Retail. All of our segments, except Boise Office Solutions, Retail, have a December 31 year-end. Our Boise Office Solutions, Retail, segment maintains a fiscal year that ends on the last Saturday in December, which in 2003 was December 27. We consolidate the fiscal-year results of Boise Office Solutions, Retail, with the calendar-year results of our other segments. We present information pertaining to each of our five segments and the geographic areas in which they operate in Note 16, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

        Our acquisition of OfficeMax significantly changed our business mix and was in keeping with our long-term strategy of growing our distribution businesses. The acquisition more than doubled the size of Boise Office Solutions, and this part of our business now generates approximately two-thirds of total company sales. Approximately 80% of our sales now come from our office products and building materials distribution businesses, with the remainder coming from our traditional paper and building products manufacturing businesses. For more information about our acquisition of OfficeMax, see Note 2, OfficeMax Acquisition, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

        Given the scale of the OfficeMax acquisition, we have undertaken a review of the direction of the company as a whole by exploring strategic alternatives for our paper and building products businesses. We are considering alternatives ranging from no change in our business mix to potential restructurings, divestitures, spinoffs, and/or other business combinations. We expect this process, which began late in 2003, to take 12 to 18 months. The timing, outcome, and implementation of this review may significantly affect the company, its structure, and our business mix.

Boise Office Solutions, Contract

        Boise distributes a broad line of items for the office, including office supplies and paper, technology products, and office furniture, through our Boise Office Solutions, Contract, segment. This segment markets and sells through field salespeople, catalogs, the Internet, and stores in Canada, Hawaii, Australia, and New Zealand. It also includes sales generated by OfficeMax's field salespeople, catalogs, and E-commerce business after December 9, 2003. Substantially all products sold by this segment are purchased from outside manufacturers or from industry wholesalers, except office papers, which are sourced primarily from our paper operations. Boise Office Solutions, Contract, sells these office products directly to large corporate, government, and small and medium sized offices in the United States, Canada, Australia, New Zealand, and Mexico.

        Customers with more than one location are often served under the terms of one national contract that provides consistent products, prices, and service to multiple locations. If the customer desires, we also provide summary billings, usage reporting, and other special services. On January 31, 2004, Boise Office Solutions, Contract, operated 80 distribution centers, 6 customer service centers, 5 wholesale/manufacturing facilities, and 2 outbound sales centers. Boise Office Solutions, Contract, also operated 106 stores in Canada, Hawaii, Australia, and New Zealand.

        Boise Office Solutions, Contract, sales for 2003, 2002, 2001, 2000, and 1999 were $3,742 million, $3,546 million, $3,536 million, $3,697 million, and $3,397 million, respectively.

Boise Office Solutions, Retail

        Boise Office Solutions, Retail, which operates under the trade name OfficeMax, is a retail distributor of office supplies and paper, technology products, and office furniture. Its superstores feature CopyMax® and FurnitureMax® in-store modules devoted to print-for-pay services and office furniture. Our retail segment has operations in the United States, Puerto Rico, and the U.S. Virgin Islands and a 51%-owned joint venture in Mexico. In 2003, all products sold by this segment were purchased from outside manufacturers or from industry wholesalers. The retail office products segment did not purchase any office paper from Boise during 2003, but it will in the future. The combined Boise Office Solutions, which comprises our contract and retail segments, expects to sell approximately 650,000 tons of Boise office paper in 2004, compared with 568,000 tons in 2003.

        This segment includes the operating results of our office supply superstores. On January 31, 2004, our retail office products segment operated 970 superstores, 3 large distribution centers that support the superstores, 3 small-format stores, and 1 small distribution center. Boise Office Solutions, Retail, sales from December 10 to December 27, 2003, were $283 million.

Boise Building Solutions

        Boise is a major producer of structural panels (plywood and oriented strand board), lumber, and particleboard through our Boise Building Solutions segment. We also manufacture engineered wood products, including laminated veneer lumber (LVL), which is a high-strength engineered structural lumber product; wood I-joists; and laminated beams. Most of our production is sold to independent wholesalers and dealers and through our own wholesale building materials distribution outlets. Our wood products are used primarily in housing, industrial construction, and a variety of manufactured products. Building materials manufacturing sales for 2003, 2002, 2001, 2000, and 1999 were $824 million, $774 million, $792 million, $882 million, and $958 million, respectively, while building materials distribution sales for the same years were $2,048 million, $1,696 million, $1,596 million, $1,601 million, and $1,289 million.

        The following table lists annual practical capacities of our building materials manufacturing facilities as of December 31, 2003, and production for 2003:

	Number of Mills(a)	Capacity at December 31, 2003(a)(b)	Production
		(millions)

Plywood and veneer (sq ft) (3/8" basis)(c)	11	1,780	1,855
Oriented strand board (OSB) (sq ft) (3/8" basis)(d)	1	440	432
Particleboard (sq ft) (3/4" basis)	1	200	150
Lumber (board feet)	7	380	356
Engineered wood products(e)	3
Laminated veneer lumber (LVL) (cubic feet)		19	15
I-joists (equivalent lineal feet)(e)			194
Brazilian veneer (sq ft) (3/8" basis)(f)	1	150	66
(a)
In February 2004, we sold our plywood and lumber operations in Yakima, Washington. The sold mills represented about 11% of the plywood capacity and about 13% of the lumber capacity reflected in the table.

(b)
Capacity is production assuming normal operating shift configurations.

(c)
Production and capacity applicable to plywood only.

(d)
In 1995, we formed a joint venture to build an oriented strand board (OSB) plant in Barwick, Ontario, Canada. We own 47% of the joint venture and account for it on the equity method. Abitibi-Consolidated Company of Canada, the Northwestern Mutual Life Insurance Company, and Allstate Insurance Company together hold the other 53%. The 440 million square feet of annual capacity represents 100% of the production volume.

(e)
A portion of laminated veneer lumber production is used to manufacture I-joists at two engineered wood products plants. Capacity is based on laminated veneer lumber production only.

(f)
Most of the veneer is used for production of LVL at our plant in Alexandria, Louisiana. The remainder is processed into plywood in Brazil.

        The following table lists sales volumes for our building materials manufacturing business for the years indicated:

	2003	2002	2001	2000	1999
	(millions)

Plywood (sq ft) (3/8" basis)	1,890	1,788	1,816	1,881	1,529
Oriented strand board (sq ft) (3/8" basis)(a)	432	417	389	397	374
Particleboard (sq ft) (3/4" basis)	153	189	199	193	187
Lumber (board feet)	364	395	398	461	517
Laminated veneer lumber (cubic feet)	9.8	7.8	6.7	6.3	5.5
I-joists (equivalent lineal feet)	200	166	156	142	135
(a)
Represents 100% of the sales volume from our joint venture, of which we own 47%.

        In 2001, we began construction of a new facility near Elma, Washington, to manufacture integrated wood-polymer building materials. The plant has had a very difficult start-up, in part due to the plant's unique manufacturing processes. While product quality has met our expectations, production has not reached anticipated levels. We recently announced that we would temporarily discontinue production at the facility to allow us to make the technical improvements necessary to increase production levels. We are not able to predict how long these improvements may take or at what time shipments of product will resume.

        Boise operates 27 wholesale building materials distribution facilities. These operations market a wide range of building materials, including lumber, plywood, oriented strand board, particleboard, decking, engineered wood products, paneling, drywall, builders' hardware, and metal products. These products are distributed to retail lumber dealers, home centers specializing in the do-it-yourself market, and industrial customers. A portion (approximately 21%) of the lumber, panels, and engineered wood products sold by our distribution operations is provided by our manufacturing facilities, and the balance is purchased from outside sources.

Boise Paper Solutions

        Boise manufactures and sells uncoated free sheet papers (office papers, printing grades, forms bond, envelope papers, and value-added papers), containerboard, corrugated containers, newsprint, and market pulp through our Boise Paper Solutions segment. Boise Paper Solutions sales for 2003, 2002, 2001, 2000, and 1999 were $1,853 million, $1,878 million, $1,942 million, $2,048 million, and $1,887 million, respectively.

        This business segment is focused primarily on uncoated free sheet papers and containerboard and corrugated containers. Uncoated free sheet represented 56% of segment revenues in 2003, containerboard and corrugated containers accounted for 20%, and newsprint accounted for 9%. Market pulp and wood fiber accounted for the remaining 15% of revenues.

        About 41% of our uncoated free sheet paper, including about 77% of our office papers, was sold through Boise Office Solutions. We expect this percentage to increase with the addition of our retail office products segment. The equivalent of 54% of our containerboard production is consumed by our corrugated container plants.

        Our paper, containerboard, and newsprint are manufactured at five mills in the United States. These mills had an annual capacity of 2.9 million short tons (2,000 pounds) on December 31, 2003. With the exception of newsprint, our products are sold to distributors, including Boise Office Solutions, and industrial customers, primarily by our own sales personnel. Newsprint is marketed by Abitibi-Consolidated Company of Canada. Our corrugated containers are manufactured at five U.S. plants, which have an annual capacity of approximately 6.5 billion square feet. The containers produced at our plants are used to package fresh fruit and vegetables, processed food, beverages, and many other industrial and consumer products. We sell our corrugated containers primarily through our own sales personnel.

        Our paper mills are supplied with pulp primarily from our own integrated pulp mills. Pulp mills in the Northwest manufacture chemical pulp from wood residuals produced as a byproduct of solid wood products manufacturing facilities. They also obtain fiber from our cottonwood fiber farm near Wallula, Washington. Pulp mills in the Midwest and South manufacture chemical, thermomechanical, and groundwood pulp, primarily from pulpwood logs and, to a lesser extent, from wood residuals from solid wood products manufacturing facilities. We also process most of the recycled fiber used in our paper and containerboard products.

        Wood residuals are provided by our own sawmills and panel plants in the Northwest and, to a lesser extent, in the South or are purchased from outside sources.

        The following table sets forth annual practical capacities of our paper manufacturing locations as of December 31, 2003, and production for 2003:

	Number of Machines	Capacity at December 31, 2003(a)	Production
		(short tons)
PULP AND PAPER MILLS
Jackson, Alabama
Uncoated free sheet	2	520,000	425,000
DeRidder, Louisiana
Containerboard	1	560,000	525,000
Newsprint	2	440,000	413,000
International Falls, Minnesota
Uncoated free sheet	4	560,000	479,000
St. Helens, Oregon
Uncoated free sheet	3	250,000	248,000
Market pulp	—	115,000	99,000
Wallula, Washington
Uncoated free sheet	1	250,000	227,000
Market pulp	1	115,000	103,000
Containerboard	1	130,000	127,000

	15	2,940,000	2,646,000

ANNUAL CAPACITY BY PRODUCT
Uncoated free sheet		1,580,000
Containerboard		690,000
Newsprint		440,000
Market pulp		230,000

		2,940,000

(a)
Capacity assumes production 24 hours per day, 365 days per year, except for days allotted for planned maintenance.

        The following table sets forth sales volumes of paper and paper products for the years indicated:

	2003	2002	2001	2000	1999
	(thousands of short tons)

Uncoated free sheet	1,396	1,425	1,386	1,393	1,426
Containerboard	650	654	644	680	655
Newsprint	416	406	395	423	422
Market pulp and other	146	179	157	150	149

	2,608	2,664	2,582	2,646	2,652

	(millions of square feet)
Corrugated containers	4,591	4,463	4,736	4,968	4,681

Timber Resources

        The primary raw material we use in our paper and building products segments is wood fiber. The primary sources of wood fiber are timber and the byproducts of timber, such as wood chips, wood shavings, and sawdust. Factors such as governmental forest management practices and regulations and urban real estate development influence the supply of timber.

        We own or control approximately 2.4 million acres of timberland in the United States. We manage our timberlands as part of our Boise Building Solutions and Boise Paper Solutions segments. The financial impact of our timberlands on our results of operations is included in these segments. The open-market cost of timber and other wood fiber is subject to commodity pricing, which can fluctuate greatly depending on weather, governmental restraints, and industry conditions. The amount of timber we harvest each year from our own timber resources, compared with the amount we purchase from outside sources, varies according to the price and supply of wood fiber for sale on the open market and the harvest levels we deem sound in the management of our timberlands. During 2003, we met 47% of our fiber needs through our own timber and wood fiber sources, 42% through private sources, and 11% through government sources. During 2002, these percentages were 49%, 39%, and 12%, and in 2001, they were 44%, 47%, and 9%.

        In March 2002, we announced that we would no longer harvest timber from old-growth forests in the United States. This policy became effective in 2004. As a result of this policy, we will not enter into any timber sale contracts on public or private forestlands that require harvesting old-growth forests. This policy formally recognizes a trend that we had already been following for several years. Our formal adoption of this policy will not materially affect our available timber supply.

        Changes in government policy and environmental litigation can cause the amount of timber available for commercial harvest from public and private lands to vary considerably. Declines in the amount of timber offered for sale can negatively affect our wood manufacturing facilities. In recent years, these declines have been severe enough to cause the closure of numerous facilities, including two of our own. Future legislation and litigation concerning the use of public lands, the protection of endangered species, the promotion of forest health, and the response to and prevention of catastrophic wildfires may either increase or decrease the amount of timber supply from both public and private forestlands. As a result, we cannot accurately predict future log supply and costs or its potential impact on our manufacturing facilities.

        In 2003, we sold approximately 9,100 acres of timberland in Idaho and 2,500 acres in Alabama. In 2002, we purchased approximately 28,000 acres of timberland to support the operations of our plywood and lumber mills in northeastern Oregon and also sold approximately 4,600 acres in Alabama. In 2001, we purchased approximately 19,000 acres of timberland to support the operations of our pulp and paper mill in Jackson, Alabama. Fiber for our veneer and plywood plant in Brazil is initially coming from private sources. Boise manages the land and trees and schedules the harvest for one of these private sources in Brazil under multiyear agreements. This private source provides a significant portion of our plant's fiber needs. In 2001, we also purchased approximately 35,000 acres of eucalyptus plantation land in Brazil to meet the future fiber requirements of the plant.

        Long-term leases of private timberlands generally provide Boise with timber harvesting rights and carry with them the responsibility for managing the timberlands. The remaining life of all leases, including renewal terms, ranges from 13 to 62 years. In addition, we have an option to purchase approximately 200,000 acres of timberland under lease and/or contract in the southern United States. We manage our timberlands efficiently so that they will provide a sustained supply of wood for future needs. We work to improve tree selection, site preparation, planting, fertilization, thinning, and logging techniques. Using standard plant breeding techniques, we are able to plant and grow trees that are larger, grow faster, and have greater disease resistance and a higher proportion of usable fiber. Computerization enables us to compile and analyze complex data to identify the most beneficial level of management for specific timberland tracts. We assume substantially all risks of loss from fire and other casualties on all standing timber we own.

        During 2003, our mills processed approximately 175 million cubic feet of sawtimber (timber used to make lumber and veneer) and 239 million cubic feet of pulpwood (timber used in papermaking); we harvested 56% of the sawtimber and 28% of the pulpwood from our owned or controlled timber resources. We acquired the balance from various private and government sources. Approximately 57% of the 1.1 million bone-dry units (a bone-dry unit is 2,400 dry pounds) of hardwood and softwood chips consumed by our Northwest pulp and paper mills in 2003 came from internal sources, including our whole-log chipping facility; our cottonwood fiber farm near Wallula, Washington; and our Northwest building materials manufacturing facilities as residuals from processing solid wood products. Excluding the chips provided by our Yakima plywood and lumber operations, which were sold in February 2004, about 50% of the chips came from internal sources. Of the 265,000 bone-dry units of residual chips used in the South, our Southern building materials manufacturing facilities provided 64%.

        The following table shows the acreages of owned or controlled timber resources by geographic area in the United States and the approximate percentages of total fiber requirements available from our respective timber resources in these areas and from the residuals from processed purchased logs at December 31, 2003, 2002, and 2001.

	Northwest(a)(e)			Midwest(b)			South(c)			Total(d)
	2003	2002	2001	2003	2002	2001	2003	2002	2001	2003	2002	2001
	(thousands of acres)

Fee	1,306	1,310	1,281	309	308	308	431	434	438	2,046	2,052	2,027
Leases and contracts	25	28	30	—	—	—	289	289	288	314	317	318

	1,331	1,338	1,311	309	308	308	720	723	726	2,360	2,369	2,345
Approximate % of total fiber requirements available from:(e)
Owned or controlled timber resources	41%	37%	35%	18%	19%	19%	49%	50%	44%	41%	39%	36%
Residuals from processed purchased logs	9	9	8	—	—	—	3	4	4	6	6	6

	50%	46%	43%	18%	19%	19%	52%	54%	48%	47%	45%	42%
(a)
Principally sawtimber.

(b)
Principally pulpwood.

(c)
Sawtimber and pulpwood.

(d)
At December 31, 2003, our inventory of sawtimber that was mature enough to harvest and process was approximately 1,439 million cubic feet, and our inventory of pulpwood was approximately 893 million cubic feet. At December 31, 2002, these inventories were approximately 1,492 million cubic feet of sawtimber and 953 million cubic feet of pulpwood, and at December 31, 2001, these inventories were approximately 1,440 million cubic feet of sawtimber and 872 million cubic feet of pulpwood.

(e)
Assumes harvesting of company-owned or controlled timber resources to provide a dependable economic supply of wood fiber to our paper and building materials manufacturing facilities operating at practical capacity. Percentages shown represent weighted average consumption on a cubic foot basis.

        You can find additional information about our timber resources under the caption "Timber Supply" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Environmental Issues

        Our discussion of environmental issues is presented under the caption "Environmental" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. In addition, environmental issues are discussed under "Item 3. Legal Proceedings" of this Form 10-K.

Capital Investment

        Information concerning our capital expenditures is presented under the caption "Investment Activities" and in the table titled "2003 Capital Investment by Segment" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Energy

        Boise Paper Solutions is our primary energy user. In this segment, sources of self-generated energy, such as wood wastes, pulping liquors, and hydroelectric power, provided 59% of total energy requirements in 2003, compared with 57% in 2002 and 55% in 2001. The remaining energy requirements were fulfilled by purchased sources in 2003 as follows: natural gas, 56%; electricity, 34%; and residual fuel oil, 10%.

Competition

        The markets in each of our business segments are large, fragmented, and highly competitive. Our products and services compete with similar products manufactured and distributed by others. Many factors influence our competitive position in each of our operating business segments. Those factors include price, service, quality, product selection, and convenience of location.

        Some of our competitors in each of our segments are larger than we are and have greater financial resources. These resources afford those competitors greater purchasing power, increased financial flexibility, and more capital resources for expansion and improvement. This may enable those competitors to compete more effectively than we can.

        Boise Office Solutions, Contract.    The business-to-business office products market is highly competitive. Purchasers of office products have many options when purchasing office supplies and paper, technology products, and office furniture. We are among the four largest business-to-business contract stationers in the United States. We also compete with worldwide contract stationers, large retail office products suppliers, direct-mail distributors, discount retailers, drugstores, supermarkets, and thousands of local and regional contract stationers, many of whom have long-standing customer relationships. Increased competition in the office products industry, together with increased advertising, has heightened price awareness among end-users. Such heightened price awareness has led to margin pressure on office products. Besides price, competition is also based on customer service. We believe our excellent customer service gives us a competitive advantage among business-to-business office products distributors. Our ability to network our distribution centers into an integrated system enables us to serve, at a competitive cost, large national accounts that rely on us to deliver consistent products, prices, and service to multiple locations.

        Boise Office Solutions, Retail.    The domestic and international office products superstore industry, which includes superstore chains, Internet merchandisers, and numerous other competitors, is highly competitive. Businesses in the office products superstore industry compete on the basis of pricing, product selection, convenient locations, customer service, and ancillary business offerings.

        We currently have two direct domestic superstore competitors, Office Depot and Staples, whose stores are similar to OfficeMax superstores in terms of store format, pricing strategy, and product selection. We expect to experience increased competition from computer and electronics superstore retailers, mass merchandisers, Internet merchandisers, and wholesale clubs. In particular, mass merchandisers, such as Wal-Mart, and wholesale clubs have increased their assortment of office products to attract home office customers and individual consumers. Further, various other retailers that have not historically competed with superstores, such as drugstores and grocery chains, have begun carrying at least a limited assortment of paper products and other basic office supplies. We expect this trend toward a proliferation of retailers offering a limited assortment of office supplies to continue. We may be subject to increasing competition from Internet merchandisers that have minimal barriers to entry. These competitors include traditional retailers that sell through the Internet, Internet sites that target the small business market with a full line of business products or service offerings, and Internet sites that sell or resell office products, technology products, and business services. We also anticipate increasing competition from our office supply superstore competitors and various other providers that have not historically competed with superstores in the print-for-pay business, which has historically been a key point of difference for OfficeMax superstores. Such increased competition could adversely affect our results of operation and profit margins.

        We believe we will compete favorably with our competitors by differentiating ourselves based on the breadth and depth of our in-stock merchandise offering, along with specialized service offerings, everyday low prices, quality customer service, and the efficiencies and convenience for our customers of our combined Contract and Retail distribution channels with Boise Office Solutions.

        Boise Building Solutions.    The building products markets in which we compete are very large and highly fragmented, with fewer than ten national producers but hundreds of local and regional manufacturers and distributors. In plywood, laminated veneer lumber, and I-joists, we are among the top four domestic producers. We hold much smaller competitive positions in other building products. Most of our competitors are located in the United States and Canada, although we have seen increasing competition from outside North America. We compete not only with manufacturers and distributors of similar building products but also with products made from alternative materials, such as steel and plastic. Many factors (chiefly price, quality, and service) influence competition in the building products markets. Our attention to quality and customer service are our primary competitive advantages in this segment.

        Boise Paper Solutions.    Our major paper products are uncoated free sheet, containerboard, and newsprint, all of which are globally traded commodities with numerous worldwide manufacturers and distributors. About a dozen major manufacturers compete in the North American paper market. We are among the top four North American producers of uncoated free sheet papers. We hold much smaller positions in the newsprint and containerboard markets. Price, quality, and service are important competitive determinants across paper markets. All of our paper manufacturing facilities are located in the United States, and we compete largely in the domestic arena. We do, however, face competition from foreign producers. The level of this competition varies, depending on the level of demand abroad and the relative rates of currency exchange. In general, paper production does not rely on proprietary processes or formulas, except in highly specialized or custom grades.

        Our paper products also compete with electronic transmission and document storage alternatives. As trends toward more use of these alternatives continue, we may see variances in the overall demand for paper products or shifts from one type of paper to another. For example, demand for newsprint has declined, as newspapers are replaced with electronic media.

Seasonality

        Our office products businesses are seasonal. Sales in the second quarter and summer months are historically the slowest of the year. Our building products businesses are dependent on housing starts, repair-and-remodel activity, and commercial and industrial building, which in turn are influenced by the availability and cost of mortgage funds. Declines in building activity that may occur during winter affect our building products businesses. In addition, cold weather may affect our operating costs (including energy) at our manufacturing facilities.

Working Capital

        We have no unusual working capital practices. We believe the management practices followed by Boise with respect to working capital conform to common business practices in the United States.

Acquisitions and Divestitures

        We engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. It is our policy to review our operations periodically and to dispose of assets that fail to meet our criteria for return on investment or cease to warrant retention for other reasons. See Note 2, OfficeMax Acquisition; Note 4, Other (Income) Expense, Net; and Note 15, Cost-Reduction Program, Restructuring Activities, and Facility Closures, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Employees

        On December 31, 2003, we had 55,618 employees, about 18,000 of whom worked part time. Approximately 6,568 of our employees were covered under collective bargaining agreements. On April 30, 2004, contracts covering approximately 765 workers in our pulp and paper mill in International Falls, Minnesota, are scheduled to expire. On June 1, 2004, contracts covering approximately 965 workers in our Northwest building materials manufacturing facilities are scheduled to expire.

Identification of Executive Officers

        Information with respect to our executive officers is set forth in "Item 10. Directors and Executive Officers of the Registrant" of this Form 10-K.

ITEM 2. PROPERTIES

        We own substantially all of our facilities other than those in Boise Office Solutions. The majority of our Boise Office Solutions facilities are rented under operating leases. Regular maintenance, renewal, and new construction programs have preserved the operating suitability and adequacy of our properties. Our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We own substantially all equipment used in our facilities. Information concerning production capacity and the utilization of our manufacturing facilities is presented in "Item 1. Business" of this Form 10-K.

        Following is a list of our facilities by segment as of January 31, 2004. In addition, our corporate headquarters is in Boise, Idaho.

Boise Office Solutions, Contract

        80 distribution centers in 31 states, the District of Columbia, Canada, Australia, New Zealand, and Mexico.

Arizona	2	Maine	1	Oregon	1
California	4	Massachusetts	2	Pennsylvania	2
Colorado	2	Michigan	2	Tennessee	2
Delaware	1	Minnesota	2	Texas	4
District of Columbia	1	Missouri	3	Utah	1
Florida	3	Nevada	1	Virginia	1
Georgia	2	New Jersey	2	Washington	2
Hawaii	4	New Mexico	1	Wisconsin	1
Idaho	1	New York	2	Canada	7
Illinois	2	North Carolina	1	Australia	8
Indiana	1	Ohio	3	New Zealand	5
Kentucky	1	Oklahoma	1	Mexico	1

        106 stores in Hawaii (8), Canada (70), Australia (6), and New Zealand (22).

        6 customer service centers in Illinois (2), Ohio, Texas, Virginia, and Wyoming.

        5 wholesale/manufacturing facilities in Australia (1) and New Zealand (4).

        2 outbound sales centers in Illinois and Oklahoma.

Boise Office Solutions, Retail

        970 superstores in 49 states, Puerto Rico, the U.S. Virgin Islands, and Mexico.

Alabama	13	Maine	2	Oregon	10
Alaska	3	Maryland	2	Pennsylvania	30
Arkansas	2	Massachusetts	17	Rhode Island	2
Arizona	33	Michigan	44	South Carolina	9
California	83	Minnesota	33	South Dakota	3
Colorado	25	Mississippi	6	Tennessee	25
Connecticut	10	Missouri	23	Texas	74
Delaware	2	Montana	3	Utah	15
Florida	57	Nebraska	7	Virginia	23
Georgia	31	Nevada	13	Washington	21
Hawaii	4	New Hampshire	3	West Virginia	6
Idaho	6	New Jersey	16	Wisconsin	27
Illinois	54	New Mexico	9	Wyoming	2
Indiana	19	New York	40	Puerto Rico	8
Iowa	10	North Carolina	28	U.S. Virgin Islands	1
Kansas	11	North Dakota	3	Mexico	33	(a)
Kentucky	8	Ohio	50
Louisiana	7	Oklahoma	4

        3 large distribution centers in Alabama, Nevada, and Pennsylvania.

        3 small-format stores in Illinois (2) and Ohio.

        1 distribution center in Mexico.(a)

(a)
Represents the locations for our 51%-owned joint venture in Mexico.

Boise Building Solutions

        7 sawmills in Alabama (1), Oregon (3), and Washington (3).

        12 plywood and veneer plants in Louisiana (2), Oregon (7), Washington (2), and Brazil (1).

        1 particleboard plant in Oregon.

        3 laminated veneer lumber/wood I-joist plants in Louisiana, Oregon, and Canada.

        1 wood beam plant in Idaho.

        1 oriented strand board joint venture, of which we own 47%, in Canada.

        27 wholesale building materials distribution facilities in 21 states.

Arizona	1	Maryland	1	New Mexico	1
California	1	Massachusetts	1	North Carolina	1
Colorado	2	Michigan	1	Oklahoma	1
Florida	1	Minnesota	1	Tennessee	1
Georgia	1	Montana	1	Texas	2
Idaho	2	New Hampshire	1	Utah	1
Illinois	1	New Jersey	1	Washington	4

Boise Paper Solutions

        5 pulp and paper mills in Alabama, Louisiana, Minnesota, Oregon, and Washington.

        6 distribution centers in California, Georgia, Illinois, New Jersey, Oregon, and Texas.

        2 converting facilities in Oregon and Washington.

        5 corrugated container plants in Idaho (2), Oregon, Utah, and Washington.

Timber Resources

        For details about our timber properties, see the table under "Timber Resources" in "Item 1. Business" of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS

        We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws, or have received a claim from a private party, with respect to 16 active sites where hazardous substances or other contaminants are or may be located. In most cases, we are one of many potentially responsible parties, and our alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, we have established appropriate reserves. We believe we have minimal or no responsibility with regard to several other sites. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position or results of operations.

        Over the past several years and continuing into 2004, we have been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at job sites. The claims vary widely and often are not specific about the plaintiffs' contacts with the company. None of the claims seeks damages from us individually, and we are generally one of numerous defendants. Many of the cases filed against us have been voluntarily dismissed, although we have settled some cases. The settlements we have paid have been covered mostly by insurance, and we believe any future settlements or judgments in these cases would be similarly covered. To date, no asbestos case against us has gone to trial, and the nature of these cases makes any prediction as to the outcome of pending litigation inherently subjective. At this time, however, we believe our involvement in asbestos litigation is not material to either our financial position or our results of operations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

        We held a special meeting of shareholders on December 9, 2003. A total of 63,806,888 shares of common and preferred stock were outstanding and entitled to vote at the meeting. Of the total outstanding, 46,254,525 shares were represented at the meeting.

        Our shareholders approved the adoption of the Agreement and Plan of Merger among us; our subsidiary, Challis Corporation; and OfficeMax, including authorizing the issuance of shares of Boise common stock in the merger, with 35,234,446 votes cast for and 10,664,172 against, while 355,907 shares abstained.

        Our shareholders approved the amendment to the 2003 Boise Incentive and Performance Plan to increase the number of shares of Boise common stock available for issuance under the plan, with 24,414,863 votes cast for and 21,355,451 against, while 484,211 shares abstained.

 PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is listed on the New York Stock Exchange (Exchange). The Exchange requires each listed company to distribute an annual report to its shareholders. We are distributing this Form 10-K to our shareholders in lieu of a separate annual report. The high and low sales prices for our common stock, as well as the frequency and amount of dividends paid on such stock, are included in Note 19, Quarterly Results of Operations, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. Information concerning restrictions on the payments of dividends is included in Note 11, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. The approximate number of common shareholders, based upon actual record holders on January 31, 2004, was 14,223.

        We maintain a corporate governance page on our website that includes key information about our corporate governance initiatives. That information includes our Corporate Governance Guidelines, Code of Ethics, and charters for our Audit, Executive Compensation, and Governance and Nominating Committees, as well as our Committee of Outside Directors. The corporate governance page can be found at www.bc.com, by clicking on "Investor Relations," and then "Corporate Governance." You also may obtain copies of these policies and codes by contacting our Corporate Communications Department, 1111 West Jefferson Street, PO Box 50, Boise, Idaho 83728, or by calling 208/384-7990.

Shareholder Rights Plan

        We have had a shareholder rights plan since January 1986. Our current plan, as amended and restated, took effect in December 1998. At that time, the rights under the previous plan expired, and we distributed to our common stockholders one new right for each common share held. The rights become exercisable ten days after a person or group acquires 15% of our outstanding voting securities or ten business days after a person or group commences or announces an intention to commence a tender or exchange offer that could result in the acquisition of 15% of these securities. Each full right, if it becomes exercisable, entitles the holder to purchase one share of common stock at a purchase price of $175 per share, subject to adjustment. Upon payment of the purchase price, the rights may "flip in" and entitle holders to buy common stock or "flip over" and entitle holders to buy common stock in an acquiring entity in such amount that the market value is equal to twice the purchase price. The rights are nonvoting and may be redeemed by the company for one cent per right at any time prior to the tenth day after an individual or group acquires 15% of our voting stock, unless extended. The rights expire in 2008. Additional details are set forth in the Renewed Rights Agreement filed with the Securities and Exchange Commission as Exhibit 4.3 with this Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data for the years indicated and should be read in conjunction with the disclosures in "Item 7. Management's Discussion and Analysis of

Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

	2003(a)		2002(b)		2001(c)		2000(d)		1999(e)
	(millions, except per-share amounts)
Assets
Current assets		$2,501		$1,296		$1,245		$1,577		$1,531
Property and equipment, net		2,825		2,542		2,608		2,582		2,557
Timber, timberlands, and timber deposits		331		329		322		291		295
Goodwill		1,107		401		385		397		480
Other		612		379		374		420		275

		$7,376		$4,947		$4,934		$5,267		$5,138

Liabilities and shareholders' equity
Current liabilities		$1,977		$1,054		$1,266		$1,014		$1,125
Long-term debt, less current portion		2,000		1,387		1,063		1,715		1,585
Adjustable conversion-rate equity security units		173		173		173		—		—
Guarantee of ESOP debt		19		51		81		108		133
Other		863		882		773		664		550
Minority interest		20		—		—		9		131
Shareholders' equity		2,324		1,400		1,578		1,757		1,614

		$7,376		$4,947		$4,934		$5,267		$5,138

Net sales		$8,245		$7,412		$7,422		$7,807		$7,148

Net income (loss) before cumulative effect of accounting changes		$17		$11		$(43)		$179		$200
Cumulative effect of accounting changes, net of income tax		(9)		—		—		—		—

Net income (loss)		$8		$11		$(43)		$179		$200

Net income (loss) per common share
Basic before cumulative effect of accounting changes		$.07		$(.03)		$(.96)		$2.89		$3.27
Cumulative effect of accounting changes, net of income tax		(.15)		—		—		—		—

Basic(f)		$(.08)		$(.03)		$(.96)		$2.89		$3.27

Net income (loss) per common share
Diluted before cumulative effect of accounting changes		$.07		$(.03)		$(.96)		$2.73		$3.06
Cumulative effect of accounting changes, net of income tax		(.15)		—		—		—		—

Diluted(f)		$(.08)		$(.03)		$(.96)		$2.73		$3.06

Cash dividends declared per common share	$	..60	$	..60	$	..60	$	..60	$	..60

(a)
2003 included a pretax charge of $10.1 million for employee-related costs incurred in connection with the 2003 cost-reduction program.

2003 included a net $2.9 million one-time tax benefit related to a favorable tax ruling, net of changes in other tax items.

2003 included a $14.7 million pretax charge for the write-down of impaired assets at our plywood and lumber operations in Yakima, Washington.

2003 included income from the OfficeMax operations for the period from December 10, 2003, through December 27, 2003, and costs, including incremental interest expense, directly related to the acquisition. The net effect of these items reduced income $4.1 million before taxes, or $2.5 million after taxes.

(b)
2002 included a pretax charge of $23.6 million to record the sale of all stock of our wholly owned subsidiary that held our investment in IdentityNow. We also recorded $27.6 million of tax benefits associated with this sale and our 2001 write-down of our equity investment (see c).

(c)
2001 included a pretax charge of $54.0 million for the closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, and a $4.9 million charge for the write-off of our assets in Chile.

2001 included a pretax charge of $10.9 million to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers.

2001 included a pretax charge of $54.3 million and $4.6 million of tax benefits for the write-down to fair value of an equity-method investment.

2001 included $5.0 million of pretax income for the reversal of unneeded reserves for potential claims rising from the sale in 2000 of our European office products operations.

(d)
2000 included a pretax gain of $98.6 million on the sale of our European office products operations.

(e)
1999 included a pretax gain of $47.0 million for the sale of 56,000 acres of timberland in central Washington.

1999 included pretax gains of $35.5 million, $4.0 million, $2.3 million, and $0.4 million for the reversal of previously recorded restructuring charges in our Boise Building Solutions; Boise Office Solutions, Boise Paper Solutions; and Corporate and Other segments.

1999 included a pretax loss of $4.4 million related to early retirements in our Corporate and Other segment.

(f)
The computation of diluted net loss per common share was antidilutive in the years 2003, 2002, and 2001; therefore, the amounts reported for basic and diluted loss per share are the same.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion, including the Summary and Outlook, contains statements about our future financial performance. These statements are only predictions. Our actual results may differ materially from these predictions. In evaluating these statements, you should review the section of this report entitled "Cautionary and Forward-Looking Statements."

Summary and Outlook

        The year 2003 marked a significant change at Boise. We sharply accelerated our strategy to grow our distribution channels by acquiring OfficeMax, Inc., a $5 billion (sales) office products retailer. And we announced our intent to evaluate strategic alternatives for our paper and building products businesses.

Financial Performance

        In 2003, sales grew 11% to $8.2 billion. Net income was $8.3 million, or a loss of 8 cents per diluted share, compared with net income of $11.3 million, or a loss of 3 cents per diluted share, in 2002. In 2003, net income included a $10.1 million pretax charge for the 2003 cost-reduction program; a $2.9 million one-time tax benefit related to a favorable tax ruling; a $14.7 million pretax charge for the write-down of impaired assets at our plywood and lumber operations in Yakima,

Washington; and the effects of the OfficeMax acquisition. In 2002, net income included a loss for the sale of the stock of our wholly owned subsidiary that held our investment in IdentityNow, net of tax effects. Before these items, our 2003 financial performance improved over last year. Boise Building Solutions' sharply stronger financial results before these items drove the improved performance of the company overall. Before these items, operating income for Boise Office Solutions was similar to 2002 results, while Boise Paper Solutions posted a loss for the year, down from its performance in 2002.

        Virtually all of the improvement in Boise's 2003 results, before the items described above, occurred in the second half of the year. During the first half, continued economic weakness, higher pension costs, higher energy costs, and business disruptions from severe winter weather in the eastern United States negatively affected our financial results. In response to these conditions, we announced in March measures to reduce 2003 operating costs by approximately $45 million, net of severance costs, and to hold capital spending to approximately $245 million, before acquisitions. We reduced overall costs by freezing salaries, severely restricting hiring, reducing discretionary spending at all levels of the company, and eliminating approximately 700 job positions. Because of these cost controls, our general and administrative expenses, as a percent of sales, decreased in 2003, compared with 2002, in spite of higher pension, healthcare, and benefit expenses.

        While some of these negative factors remained true throughout 2003, other more positive trends led to much stronger performance in Boise Building Solutions in the second half. Continued strong housing starts, low interest rates, and pent-up demand following weather-related business disruptions in the first half combined to generate very strong building products markets in the third and fourth quarters. Prices for our major grades of structural panels reached record levels. Delivered-log costs also declined for the year. Sales volume for our building materials distribution business grew, reaching record levels. Sales volume for our engineered wood products also increased, but margins were hampered by high prices for raw materials.

        Due to continued weakness in the paper industry in 2003, weighted average prices for the grades of paper produced by Boise showed little improvement over 2002's low levels. Despite an increase in the volume of office paper sold through Boise Office Solutions, Boise Paper Solutions sales volume declined because of increased market-related curtailment, compared with 2002. In addition, unit manufacturing costs, especially chemical and fiber costs, increased from year-earlier levels.

        Boise Office Solutions experienced a gradual recovery during 2003 from the U.S. economic downturn and the resulting loss of white-collar jobs. Sales for locations operating in both 2003 and 2002 improved slightly, but margins continued to be under pressure due to intense industry competition.

Acquisition of OfficeMax

        On December 9, 2003, we acquired OfficeMax, Inc. We paid OfficeMax shareholders $1.3 billion for the acquisition, paying 60% of the purchase price in Boise common stock and 40% in cash. The acquisition more than doubled the size of Boise Office Solutions to approximately $8.6 billion (pro forma 2003 sales). With the acquisition, office products distribution now generates approximately two-thirds of total company sales.

        The acquisition enhances Boise Office Solutions' competitive position by allowing it to achieve competitive purchasing scale, serve all customer segments through all channels, and significantly improve its cost structure.

        We also expect to achieve from the OfficeMax acquisition annual synergy benefits of $160 million by 2006, as outlined below:

Annualized Savings/ Margin Improvement
(millions)

Boise Office Solutions
Purchasing leverage	$60
Elimination of duplicate facilities and administrative functions	40
Shared marketing functions and OfficeMax brand leverage	30
Boise Paper Solutions
Increased paper sales to Boise Office Solutions
Productivity and efficiency enhancements	30

$160

        Boise expects to achieve in 2004 $100 million of the $160 million of synergies claimed as a result of the acquisition, offset in part by approximately $48 million of integration and related costs.

Strategic Alternatives

        Given the scale of the OfficeMax acquisition, we announced in July 2003 that we would undertake a review of the strategic direction of the company as a whole by exploring strategic alternatives for our paper and building products businesses. We retained Goldman, Sachs & Co. to assist in evaluating and executing potential transactions. We are considering restructurings, divestitures, spinoffs, and/or other business combinations as well as the possibility of making no changes at all. We expect this process, which began in December 2003, to take 12 to 18 months. Cash generated by potential transactions, if any, will be used to pay down debt.

2004 Outlook

        Setting aside potential impacts of our strategic review, Boise's sales and income should increase substantially in 2004, primarily as a result of the OfficeMax acquisition.

        With the acquisition of OfficeMax, Boise Office Solutions should more than double sales and operating income should increase significantly in 2004, relative to 2003. Assuming that the U.S. economy continues to grow and white-collar employment rises as anticipated, same-location sales growth should continue to be positive. However, operating margins will be lower in 2004 than in 2003 as we integrate the lower-margin retail business into our operations. Progress by Boise Office Solutions in achieving synergies will be aided by closures of 45 OfficeMax retail stores by the end of second quarter 2004, rationalization of U.S. delivery warehouses from 59 at year-end 2003 to 25 to 30 by 2006, and consolidation of U.S. customer service centers and outbound sales centers from eight to six, by 2005.

        We expect another good year for Boise Building Solutions in 2004. Housing starts have continued to be strong in recent months, and interest rates are low. Panel and lumber prices in January 2004 were well above January 2003 levels. These factors suggest continuing strong demand for wood products, although the timing and strength of the 2004 building season are difficult to predict. We expect to continue to grow our building materials distribution business, which surpassed $2 billion in sales in 2003, and our engineered wood products business, which likewise grew rapidly last year. However, unit sales volumes in our building materials manufacturing business should decline in 2004 due to the reduction in plywood and lumber capacity that resulted from the sale of our Yakima, Washington, facilities in February 2004.

        The very difficult year Boise Paper Solutions experienced in 2003 should be a cyclical low point. We anticipate that a cyclical recovery will begin this year. White-collar employment should increase, which will lead to improved office paper demand, and a weak U.S. dollar should discourage paper imports. Over the course of the year, we expect Boise Paper Solutions to return to posting positive quarterly operating income. Its performance in 2004 will be aided by a significant increase in Boise office papers sold through Boise Office Solutions. The increase from 568,000 tons in 2003 to approximately 650,000 tons in 2004 will come mostly from selling Boise office papers through the acquired OfficeMax stores. In addition, the business plans to further grow its production of value-added uncoated free sheet grades, particularly label, release, and security papers.

Acquisition of OfficeMax

        On December 9, 2003, we completed our acquisition of OfficeMax, Inc. OfficeMax is now a subsidiary of Boise Cascade Corporation, and the results of OfficeMax operations after December 9, 2003, are included in our consolidated financial statements. OfficeMax is a retail distributor of office supplies and paper, technology products, and office furniture. Our OfficeMax superstores feature CopyMax® and FurnitureMax® in-store modules devoted to print-for-pay services and office furniture. OfficeMax has operations in the United States, Puerto Rico, the U.S. Virgin Islands, and a 51%-owned joint venture in Mexico.

        Growing our distribution businesses has been a part of our long-term strategy for many years. The acquisition of OfficeMax is a major step in advancing that strategy. The acquisition more than doubles the size of our office products business. Combining OfficeMax's retail expertise and strong brand with our contract office products segment's strength in serving contract customers will allow the combined office products business to better serve our customers across all distribution channels, meeting the needs of every market segment. The acquisition creates opportunities for synergies that will come from offering more products and services across more customer segments, purchasing leverage from increased scale, and reduced costs in logistics, marketing, and administration.

        The aggregate consideration paid for the acquisition was as follows:

(millions)
Fair value of Boise common stock issued	$808.2
Cash consideration for OfficeMax common shares exchanged	486.7
Transaction costs	20.0

1,314.9
Debt assumed by Boise	81.6

$1,396.5

        We paid OfficeMax shareholders $1.3 billion for the acquisition, paying 60% of the purchase price in Boise common stock and 40% in cash. OfficeMax shareholders had the opportunity to elect to receive cash or stock for their OfficeMax shares. Each shareholder's election was subject to proration, depending on the elections of all OfficeMax shareholders. As a result of this proration, OfficeMax shareholders electing Boise stock received approximately .230419 share of Boise stock and $3.1746 in cash for each of their OfficeMax shares. Fractional shares were paid in cash. OfficeMax shareholders electing cash or who had no consideration preference, as well as those shareholders who made no effective election, received $9.333 in cash for each of their OfficeMax shares. After the proration, the $1.3 billion paid to OfficeMax shareholders consisted of $486.7 million in cash and the issuance of 27.3 million of Boise common shares valued at $808.2 million. The value of the common shares issued was determined based on the average market price of our common shares over a ten-day trading period before the acquisition closed on December 9, 2003.

Pro Forma Financial Information

        The following table summarizes unaudited pro forma financial information assuming the OfficeMax acquisition had occurred on January 1, 2003 and 2002. OfficeMax's fiscal year ended on the Saturday prior to the last Wednesday in January. The unaudited pro forma financial information uses OfficeMax data for the months corresponding to Boise's December 31 year-end. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position. We have not finalized our integration plans. Accordingly, this pro forma information does not include all costs related to the integration. When the costs are determined, they will either increase the amount of goodwill recorded or decrease net income, depending on the nature of the costs. We also expect to realize operating synergies. Synergies will come from offering more products and services across more customer segments, purchasing leverage from increased scale, and reduced costs in logistics, marketing, and administration. The pro forma information does not reflect these potential expenses and synergies.

	2003	2002
	(millions)
Sales	$12,864.8	$12,185.7
Net income (loss) before cumulative effect of accounting changes	$2.3	$(53.2)
Cumulative effect of accounting changes, net of income tax	(8.8)	—

Net loss	$(6.5)	$(53.2)

Net loss per common share
Basic and diluted before cumulative effect of accounting changes	$(.13)	$(.78)
Cumulative effect of accounting changes	(.10)	—

Basic and diluted	$(.23)	$(.78)

Facility Closures

        Prior to our acquisition of OfficeMax, OfficeMax had identified and closed underperforming facilities. As part of our purchase price allocation, we recorded $58.7 million of reserves for the estimated fair value of future liabilities associated with these closures. We recorded $44.6 million in "Other long-term liabilities" and $14.1 million in "Accrued liabilities, other" in our Consolidated Balance Sheet. These reserves related primarily to future lease termination costs, net of estimated sublease income.

        In addition to these store closures and in connection with the OfficeMax acquisition, we reviewed the stores we acquired and identified 45 facilities that are no longer strategically or economically viable. We expect to close these stores by the end of second quarter 2004, eliminating approximately 1,100 employee positions. Approximately 500 people will be offered transfers to other stores. In identifying stores to be closed, we evaluated their market and financial performance and lease terms. In the store closing analysis, we considered several factors, including historical and projected operating results, anticipated impact of current and future competition, future lease liability and real estate value, size, and capital spending requirements.

        In accordance with the provisions of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, we recorded $53.7 million of store closure reserves in "Other long-term liabilities" and $15.7 million in "Accrued liabilities, other." These reserves included $67.5 million of lease termination costs, net of estimated sublease income, and $1.9 million of other closure costs, primarily severance. These charges were accounted for as exit activities in connection with the acquisition, and we did not recognize a charge to income in our Consolidated Statement of Income. Most of the cash expenditures for these closed stores will be made over the remaining lives of the operating leases, which range from one month to 13 years.

        We have not completed our integration plans for the acquired business. We have one year from the purchase date to develop our integration plans and adjust for changes in estimates of the fair value of assets acquired and liabilities assumed. We are evaluating the combined office products business to determine what opportunities for additional consolidation of operations may be appropriate. For example, we are developing plans for the rationalization of U.S. delivery warehouses from 59 at year-end 2003 to 25 to 30 by 2006 and consolidation of U.S. customer service centers and outbound sales centers from eight to six, by 2005. When the costs are determined, they will either increase the amount of goodwill recorded or decrease net income, depending on the nature of the costs. We will record the costs of additional closures in 2004.

Segment Discussion

        We have historically reported our business results using four reportable segments: Boise Office Solutions, Boise Building Solutions, Boise Paper Solutions, and Corporate and Other. In December 2003, we acquired OfficeMax, Inc. After this acquisition in Boise Office Solutions, our office products business, we began reporting Boise Office Solutions as two separate reportable segments, Boise Office Solutions, Contract, and Boise Office Solutions, Retail. Material increases in balance sheet items, such as inventories, goodwill, accounts payable, and debt, are primarily due to this acquisition.

        Boise Office Solutions, Contract, markets and sells office supplies and paper, technology products, and office furniture through field salespeople, catalogs, the Internet, and stores. Boise Office Solutions, Retail, markets and sells office supplies and paper, technology products, and office furniture through office supply superstores. These superstores feature CopyMax® and FurnitureMax® in-store modules devoted to print-for-pay services and office furniture. Boise Building Solutions manufactures, markets, and distributes various products that are used for construction, while Boise Paper Solutions manufactures, markets, and distributes uncoated free sheet papers, containerboard, corrugated containers, newsprint, and market pulp. Corporate and Other includes support staff services and related assets and liabilities. The segments' profits and losses are measured on operating profits before interest expense, income taxes, minority interest, extraordinary items, and cumulative effect of accounting changes.

Results of Operations, Consolidated

	2003	2002	2001
Sales	$8.2 billion	$7.4 billion	$7.4 billion
Income (loss) before cumulative effect of accounting changes	$17.1 million	$11.3 million	$(42.5) million
Cumulative effect of accounting changes, net of income tax	$(8.8) million	$—	$—
Net income (loss)	$8.3 million	$11.3 million	$(42.5) million
Diluted income (loss) per common share
Diluted before cumulative effect of accounting changes	$ .07	$(.03)	$(.96)
Cumulative effect of accounting changes, net of income tax	(.15)	—	—
Diluted	$(.08)	$(.03)	$(.96)
	(percentage of sales)

Materials, labor, and other operating expenses	80.7%	81.1%	80.7%
Selling and distribution expenses	11.5%	10.6%	10.6%
General and administrative expenses	1.9%	2.1%	1.8%

Operating Results

2003 Compared With 2002

        Total sales in 2003 increased $0.8 billion, or 11%. The increase in sales resulted from $0.3 billion of sales from the OfficeMax retail business; a $0.2 billion increase in sales in our contract office products segment, which included 17 days of sales from the OfficeMax contract business; and an additional $0.4 billion of sales by our Boise Building Solutions segment, offset by a slight decline in Boise Paper Solutions sales. Total sales and same-location sales in our contract office products segment increased 6% and 5% from 2002 levels. Excluding the sales contributed by the OfficeMax contract business and the effect of favorable foreign exchange rates, same-location sales were up 1%. Boise Building Solutions sales increased 16% because of higher structural panel prices, increased building materials distribution sales (due to increased commodity prices and volume), and increased engineered wood products sales (due primarily to increased volume). Boise Paper Solutions sales decreased, primarily because of a decrease in sales volume. For more information about our segment results, see the discussion of each segment below.

        In 2003, materials, labor, and other operating expenses decreased 0.4% as a percentage of sales, compared with 2002. Effective January 1, 2003, we adopted an accounting change for vendor allowances to comply with the guidelines issued by the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Under EITF 02-16, consideration received from a vendor is presumed to be a reduction of the cost of the vendor's products or services, unless it is for a specific incremental cost to sell the product. As a result, approximately $45 million of vendor allowances reduced "Materials, labor, and other operating expenses" that previously would have been recognized primarily as a reduction of "Selling and distribution expenses." In accordance with the provisions of EITF 02-16, prior-period financial statements have not been reclassified to conform with the current year's presentation.

        Before the accounting change and excluding the effects of the OfficeMax operations, materials, labor, and other operating expenses as a percentage of sales increased slightly because of lower sales and increased unit manufacturing costs in Boise Paper Solutions, partially offset by favorable wood costs in Boise Building Solutions.

        Selling and distribution expenses increased 0.9% as a percentage of sales in 2003, compared with 2002. Before the accounting change and excluding the effects of the OfficeMax operations, selling and distribution expenses increased only slightly, primarily due to higher pension, healthcare, and benefit expenses.

        Due to cost controls, general and administrative expenses decreased 0.2% as a percent of sales in spite of higher pension, healthcare, and benefit expenses.

        "Other (income) expense, net" increased to $35.8 million in 2003 from $30.8 million in 2002. The year ended December 31, 2002, included a $23.6 million pretax loss for the sale of the stock of our wholly owned subsidiary that held our investment in IdentityNow and other miscellaneous income and expense items. For more information, see Note 4, Other (Income) Expense, Net, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

        In 2003, "Other (income) expense, net" included a $14.7 million pretax charge for the write-down of impaired assets at our plywood and lumber operations in Yakima, Washington (for more information, see the Boise Building Solutions section of this Management's Discussion and Analysis of Financial Condition and Results of Operations) and $4.7 million of acquisition costs incurred in connection with the OfficeMax acquisition. In addition, 2003 "Other (income) expense, net" included a $10.1 million pretax charge for employee-related costs incurred in connection with our 2003 cost-reduction program. As part of this program, we reduced 2003 operating costs, net of severance costs. We took these actions because of higher pension costs, higher energy costs, business disruptions from severe winter weather in the eastern United States, and global political uncertainty. We reduced operating costs by freezing salaries, restricting hiring, reducing discretionary spending at all levels of the company, and eliminating approximately 700 positions. We are eliminating these positions by terminating approximately 550 employees and leaving vacant positions unfilled. At December 31, 2003, we had terminated approximately 465 employees.

        Under our severance policy, we recorded a pretax charge of $10.1 million for employee-related costs in "Other (income) expense, net" in the Consolidated Statement of Income. We recorded these costs in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits. We recorded $9.2 million in the Boise Office Solutions, Contract, segment; $0.2 million in the Boise Paper Solutions segment; and $0.7 million in our Corporate and Other segment. Employee-related costs are primarily for severance payments, most of which were paid in 2003, with the remainder to be paid in 2004. This item decreased net income $6.1 million for the year ended December 31, 2003.

        The reserve liability for the cost-reduction program is included in "Accrued liabilities, other" in the Consolidated Balance Sheet. Reserve liability activity related to the 2003 charge is as follows:

Employee-Related Costs
(millions)
2003 expense recorded	$10.1
Charges against reserve	(7.8)

Balance at December 31, 2003	$2.3

        Equity in net income (loss) of affiliates was $8.8 million and $(2.4) million in 2003 and 2002, respectively. The variance was due to increased equity in earnings of Voyageur Panel, in which we have a 47% interest and for which we account under the equity method. The increased equity in earnings of Voyageur Panel resulted from oriented strand board (OSB) prices that were 67% higher, on average, in 2003 than in 2002. We also recognized no losses in 2003 from our investment in IdentityNow, which we sold in May 2002.

        Interest expense was $132.5 million in 2003 and $131.7 million in 2002. The variance was due to incremental interest expense directly related to additional borrowings in the fourth quarter to provide cash for the OfficeMax acquisition. Excluding the incremental interest expense directly related to the OfficeMax acquisition, interest expense declined year over year, primarily due to lower 2003 interest rates on our variable-rate debt.

        Our effective tax provision rate for the year ended December 31, 2003, was 11.5%, compared with an effective tax benefit rate of 192.8% for the year ended December 31, 2002. In 2003, we recorded $5.7 million of tax benefits related to the $14.7 million pretax charge for the write-down of impaired assets at our plywood and lumber operations in Yakima, Washington; $4.0 million of tax benefits related to the $10.1 million pretax charge for the 2003 cost-reduction program; and a $2.9 million gain, which included a one-time tax benefit related to a favorable tax ruling, net of changes in other tax items. In 2002, we recorded a $23.6 million pretax loss for the sale of the stock of our wholly owned subsidiary that held our investment in IdentityNow and $27.6 million of tax benefits associated with this sale and our previous write-down. Before recording these items and before the impact of the OfficeMax acquisition, our estimated tax provision rates for the years ended December 31, 2003 and 2002, were 34% and 36%. The difference between the estimated tax provision rates before these items was due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

        In 2003, the $8.8 million recorded in "Cumulative effect of accounting changes, net of income tax" consisted of an after-tax charge of $4.1 million, or 7 cents per share, for the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, which affects the way we account for landfill closure costs. This statement requires us to record an asset and a liability (discounted) for estimated closure and closed-site monitoring costs and to depreciate the asset over the landfill's expected useful life. Previously, we accrued for the closure costs over the life of the landfill and expensed monitoring costs as incurred. We also recorded an after-tax charge of $4.7 million, or 8 cents per share, for the adoption of EITF 02-16. EITF 02-16 requires that vendor allowances reside in inventory with the product and be recognized when the product is sold, changing the timing of our recognition of these items and creating a one-time, noncash, cumulative-effect adjustment.

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

        The increase in interest expense was attributable to $13.2 million of distributions on our adjustable conversion-rate equity security units in 2002, compared with $0.9 million in 2001. Before the distributions, interest expense declined due to decreases in our debt levels during the year and, to a lesser degree, changes in interest rates.

        Our effective tax benefit rate in 2002 was 192.8%, compared with an effective tax benefit rate of 12.1% in 2001. These unusual tax benefit rates were due to the timing of the recognition of tax benefits associated with the sale and write-down of our investment in IdentityNow. Under income tax accounting rules, in 2001, we were able to recognize a tax benefit of only $4.6 million related to our $54.3 million write-down in that year. In contrast, in 2002, we were able to recognize a tax benefit of $27.6 million associated with the sale of our remaining investment in IdentityNow and our previous write-down. In addition, in 2001, we recorded a pretax charge of $54.0 million related to the permanent closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho; a $10.9 million pretax charge to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers; a $4.9 million charge for the write-off of assets in Chile; and $5.0 million of pretax income for the reversal of unneeded reserves for potential claims rising from the sale in 2000 of our European office products operations. Before these items, our effective tax provision rates were about 36% and 34% for 2002 and 2001. The increase in the 2002 tax provision rate, compared with the 2001 tax provision rate, was due primarily to our charitable donation in 2001 of surplus property in Vancouver, Washington, for which we received a tax benefit. Changes in our tax rates were also due to lower income levels and the mix of domestic and foreign sources of income.

Boise Office Solutions, Contract

	2003	2002	2001
Sales	$3.7 billion	$3.5 billion	$3.5 billion
Segment income	$109.4 million	$123.0 million	$151.7 million
	(billions)
Sales by Product Line
Office supplies and paper	$2.2	$2.2	$2.1
Technology products	1.1	1.0	1.0
Office furniture	0.4	0.3	0.4
Sales by Geography
United States	$2.8	$2.7	$2.7
International	0.9	0.8	0.8
Sales growth	6%	0%	(4)%
Same-location sales growth	5%	0%	(2)%
	(percentage of sales)

Gross profit margin	24.3%	23.1%	24.2%
Operating expenses	21.4%	19.7%	19.9%
Operating profit	2.9%	3.5%	4.3%

Operating Results

2003 Compared With 2002

        In 2003, Boise Office Solutions, Contract, included the results of the OfficeMax contract business from December 10, 2003, to December 27, 2003, or 17 selling days. The OfficeMax contract business includes sales generated by OfficeMax's field salespeople, catalogs, and E-commerce business.

        Total sales and same-location sales increased 6% and 5% in 2003, compared with 2002. Within product categories, the greatest sales growth occurred in office furniture and technology products, up 12% and 10%, compared with a year ago. These categories represent approximately 40% of overall sales. Sales of office supplies and paper, our largest category, grew 2%.

        Excluding the benefit from favorable foreign exchange rates and the sales from the OfficeMax contract business, total sales and same-location sales increased 1%. When excluding the same items, the greatest sales growth within product categories occurred in office furniture and technology products, up 8% and 7%, while office supplies and paper experienced a modest decline, compared with a year ago. The shift in mix toward furniture and technology products was evident in each quarter of 2003 and is reflective of an improving economy, focused sales efforts, and in the case of technology products, changing buying patterns of our customers.

        Boise Office Solutions, Contract, sold 568,000 tons of Boise office paper in 2003, a 4% increase over 2002 volume. The combined Boise Office Solutions, which comprises our contract and retail segments, expects to sell approximately 650,000 tons of Boise office paper in 2004.

        E-commerce sales in our contract office products segment increased 30% over 2002 and represented 42% of the segment's worldwide sales. E-commerce transactions resulted in nearly $1.6 billion of revenue for Boise Office Solutions, Contract, in 2003.

        In 2003, our gross margin increased 1.2%, compared with 2002. However, the 2003 gross margin reflects the results of the OfficeMax contract business and the effect of the vendor allowance accounting change for EITF 02-16 (discussed above). Excluding the margin related to the OfficeMax contract business and the effect of adopting EITF 02-16, our gross margin was 23.1%, the same as in 2002.

        In 2003, our operating expenses were 21.4% of sales, compared with 19.7% in 2002. Operating expenses for the contract office products segment in 2003 included the expenses of the OfficeMax contract business, including integration costs; $42.6 million for the vendor allowance classification change; and $9.2 million of employee-related costs for our 2003 cost-reduction program. Before these items, our operating expenses increased only 0.2%, compared with 2002, due primarily to higher pension, healthcare, and benefit expenses.

        In 2003, segment income decreased 11%, compared with 2002. Excluding the results of the OfficeMax contract business, integration costs, and the employee-related charge for our cost-reduction program, segment income declined 1%. The decline was primarily attributable to higher pension, healthcare, and benefit expenses.

2002 Compared With 2001

        Segment sales and same-location sales were essentially flat in 2002, primarily the result of the sluggish U.S. economy. Customers were more cost-conscious in their office products and furniture purchases, and widespread white-collar layoffs caused our customers to use fewer office products in 2002. Our contract office products business saw signs of the business beginning to gradually recover during the second half of the year, as quarterly same-location sales, compared with the prior year, were negative in the first half and turned positive in the second half of 2002.

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

        Our contract office products business sold 544,000 tons of Boise office papers in 2002, an increase of 16% over 2001. We also continued to build our sales to U.S. medium-sized businesses (offices with approximately 20 to 100 employees); sales increased 13% from 2001 to 2002. Gross profit margins on sales to this sector are generally better than those on sales to larger corporate and government offices. Boise Office Solutions also increased U.S. E-commerce sales 33%. E-commerce technology provides convenience for our customers while reducing our cost of operations.

        Boise acquired a contract furniture dealer in Orange County, California, in 2002 and a contract furniture dealer based in Illinois in 2001. These acquisitions increased Boise's presence as a full-service office furniture dealer but were not material to our financial position or results of operations.

Boise Office Solutions, Retail

2003
Sales	$283.2 million
Segment income	$6.1 million
(millions)
Sales by Product Line
Office supplies and paper	$91.6
Technology products	161.1
Office furniture	30.5
Sales by Geography
United States(a)	$283.2
International(b)	—
(percentage of sales)

Gross profit margin	24.5%
Operating expenses	22.4%
Operating profit	2.2%
(a)
Includes the sales of our operations in the United States, Puerto Rico, and the U.S. Virgin Islands.

(b)
Our majority-owned subsidiary in Mexico is consolidated in our results of operations one month in arrears and is not included in our 2003 results.

Operating Results

        Sales for our retail office products segment, which includes our office supply superstores, were $283 million. This represents activity for a period of 17 selling days during the holiday season.

        The gross profit margin for this segment was 24.5%. This gross profit margin takes into account the sales mix during the holiday selling season, which is skewed toward lower-margin technology merchandise. Our operating profit margin was 2.2% of sales, with operating income of $6.1 million.

Boise Building Solutions

	2003	2002	2001
Sales	$2.9 billion	$2.5 billion	$2.4 billion
Segment income (loss)	$95.4 million	$39.7 million	$(22.3) million
Sales Volumes
Plywood (1,000 sq ft) (3/8" basis)	1,890,480	1,788,203	1,815,922
OSB (1,000 sq ft) (3/8" basis)(a)	432,396	416,686	388,761
Particleboard (1,000 sq ft) (3/4" basis)	152,621	189,223	198,737
Lumber (1,000 board feet)	364,054	395,281	398,475
LVL (100 cubic feet)	98,294	77,543	66,578
I-joists (1,000 equivalent lineal feet)	199,949	165,765	156,236
Engineered wood products (sales dollars)	$329.3 million	$274.1 million	$247.3 million
Building materials distribution (sales dollars)	$2,047.8 million	$1,696.1 million	$1,596.4 million
Average Net Selling Prices
Plywood (1,000 sq ft) (3/8" basis)	$267	$229	$232
OSB (1,000 sq ft) (3/8" basis)	217	130	126
Particleboard (1,000 sq ft) (3/4" basis)	236	239	245
Lumber (1,000 board feet)	431	466	450
LVL (100 cubic feet)	1,463	1,483	1,504
I-joists (1,000 equivalent lineal feet)	874	886	895
(a)
Represents 100% of the sales volume of Voyageur Panel, of which we own 47%.

Operating Results

2003 Compared With 2002

        During the second half of 2003, our building products business enjoyed one of the strongest building seasons ever, following a slow start in the first half of 2003 due to wet weather. Boise Building Solutions sales grew 16% in 2003, compared with the previous year. Structural panel prices rose. Building materials distribution sales increased 21% due to strong pricing coupled with an 11% increase in physical sales volume. During 2003, about 21% of building materials distribution's lumber, panel, and engineered wood product sales were from products manufactured by Boise. Sales of engineered wood products (laminated veneer lumber, wood I-joists, and laminated beams) increased 20%, due to increased sales volume.

        After a long, wet, and cold spring, especially in the eastern United States, the building season got underway late in the second quarter and held strong through the first two months of fourth quarter 2003. As a result of increased demand from housing construction, prices for our major grades of structural panels reached record levels. Relative to 2002, average plywood prices and sales volume increased 17% and 6%, respectively. In contrast, average prices and volumes for our mix of lumber products, which is mostly ponderosa pine appearance and industrial grades, declined 8%. An unfavorable balance of supply and demand for pine lumber during the first half of the year pushed prices down until late in the third and fourth quarters, which delayed recovery in these grades until later in the year.

        In December 2003, we recorded a $14.7 million pretax charge for the write-down of impaired assets at our plywood and lumber operations in Yakima, Washington. We also recorded $5.7 million of tax benefits associated with the write-down. The write-down resulted from our internal review of the operations and indications of current market value. We recorded the write-down in "Other (income) expense, net" and the tax benefits in "Income tax (provision) benefit" in the Consolidated Statement of Income. For the year ended December 31, 2003, the write-down decreased net income $9.0 million.

        In February 2004, we sold the Yakima operations, excluding timberlands. The impact of this sale was not material to our financial position or to our results of operations.

        In 2001, we began construction of a new facility near Elma, Washington, to manufacture integrated wood-polymer building materials. The plant has had a very difficult start-up, in part due to the plant's unique manufacturing processes. While product quality has met our expectations, production has not reached anticipated levels. Compared with 2002, segment results included $16.6 million of additional losses from operations. We recently announced that we would temporarily discontinue production at the facility to allow us to make the technical improvements necessary to increase production levels. We are not able to predict how long these improvements may take or at what time shipments of product will resume.

        Voyageur Panel, a joint venture in Barwick, Ontario, Canada, has the capacity to produce 440 million square feet of OSB panels annually. We hold 47% of the equity. We have an agreement with Voyageur Panel under which we operate the plant and market its product. Our investment in this venture was $44.2 million and $35.5 million at December 31, 2003 and 2002. A Canadian forest products manufacturer and two insurance companies own the remaining equity interest.

        We account for the joint venture under the equity method. Accordingly, segment results do not include the joint venture's sales but do include $8.7 million of equity in earnings in 2003 and $0.6 million and $1.5 million of equity in losses in 2002 and 2001. At December 31, 2002, the debt of this affiliate, which was issued without recourse to us, totaled $5.2 million. During 2003, Voyageur Panel paid the debt balance in full. The other shareholders have the right to require Voyageur Panel to buy their equity interests at fair market value. We have the right to buy any shares sold back to Voyageur Panel before they are sold to other investors. Together with the other shareholders, we are considering the potential sale of our interests in Voyageur Panel.

        Segment income increased $55.8 million in 2003, compared with 2002, due primarily to increased structural panel prices, increased building materials distribution sales, and favorable wood costs, offset by a pretax charge for the write-down of impaired assets at our plywood and lumber operations in Yakima, Washington, and additional losses from operations incurred at our integrated wood-polymer building materials facility.

2002 Compared With 2001

        Sales increased 3% in 2002. A decline in panel sales was more than offset by sales growth of 11% in engineered wood products (laminated veneer lumber, wood I-joists, and laminated beams) and 6% in building materials distribution (due to an increase in physical sales volume). Plywood unit sales volumes and selling prices decreased 2% and 1%, respectively, while particleboard unit sales volumes and selling prices decreased 5% and 2%, respectively. These price declines resulted in part from excess market supply of plywood and decreased demand for particleboard in 2002, compared with 2001. Plywood sales volumes declined due to the closure of our Idaho facilities in 2001. Oriented strand board unit sales volumes and selling prices increased 7% and 3%, respectively. Average prices for our mix of lumber products, which are mostly ponderosa pine appearance and industrial grades, increased 4% in 2002, while sales volumes decreased 1%. Consistent with the decline in plywood, lumber sales volumes declined due to the closure of our Idaho facilities.

        Segment income increased $62.0 million as reported, or $3.1 million before accounting for the closure of our Idaho operations, from 2001 to 2002. The increase, before accounting for the closure, resulted from increased distribution sales discussed above and favorable wood and manufacturing costs. Segment income also included $7.1 million of incremental business organization costs, including plant commissioning and start-up expenses, for our external siding plant.

Acquisitions

        In October 2002, we purchased the assets of a building materials distribution operation in Riverside, California, for $6.1 million. This acquisition marked our entrance into the southern California market area in this business but was not material to our financial position or results of operations.

2001 Restructuring Activities

        In February 2001, we announced the permanent closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the significant decline in federal timber offered for sale. We completed these closures in second quarter 2001, and 373 positions were eliminated. In first quarter 2001, we recorded a pretax charge of $54.0 million related to these closures. For the year ended December 31, 2001, sales for our Idaho operations were $66.0 million, and our operating loss was $5.8 million.

        In addition, in first quarter 2001, we wrote off our investment in assets in Chile with a pretax charge of $4.9 million. We recorded both of these charges in our Boise Building Solutions segment and in "Other (income) expense, net" in the Consolidated Statement of Loss for the year ended December 31, 2001.

        We recorded asset write-downs for plant and equipment at the closed Idaho facilities and the write-off of our equity investment in and related receivables from a joint venture in Chile. Employee-related costs included pension curtailment costs arising from the shutdowns of the Idaho facilities and severance costs. We recorded other exit costs, including tear-down and environmental cleanup costs related to the Idaho facilities and reserves for contractual obligations with no future benefit. These restructuring reserve liabilities were included in "Accrued liabilities, other" in the Consolidated Balance Sheets. In 2003, we reclassified $2.3 million of reserves established for environmental cleanup costs at the Idaho facilities to "Other long-term liabilities" in the Consolidated Balance Sheet. The remaining environmental cleanup is expected to take seven years, after which postclosing monitoring will be ongoing.

        Restructuring reserve liability account activity related to these 2001 charges is as follows:

	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	(millions)

2001 expense recorded	$21.3	$15.0	$22.6	$58.9
Assets written down	(21.3)	—	—	(21.3)
Pension liabilities recorded	—	(9.6)	—	(9.6)
Charges against reserve	—	(5.0)	(10.1)	(15.1)

Restructuring reserve at December 31, 2001	—	.4	12.5	12.9
Proceeds from sales of assets	—	—	1.5	1.5
Charges against reserve	—	(.4)	(7.4)	(7.8)

Restructuring reserve at December 31, 2002	—	—	6.6	6.6
Charges against reserve	—	—	(3.8)	(3.8)
Reclassified to other long-term liabilities	—	—	(2.3)	(2.3)
Reserves credited to income	—	—	(.5)	(.5)

Restructuring reserve at December 31, 2003	$—	$—	$—	$—

Boise Paper Solutions

	2003	2002	2001
Sales	$1.9 billion	$1.9 billion	$1.9 billion
Segment income (loss)	$(13.9) million	$38.6 million	$70.7 million
	(short tons)
Sales Volumes
Uncoated free sheet	1,396,000	1,425,000	1,386,000
Containerboard	650,000	654,000	644,000
Newsprint	416,000	406,000	395,000
Other	146,000	179,000	157,000

	2,608,000	2,664,000	2,582,000

	(per short ton)
Average Net Selling Prices
Uncoated free sheet	$721	$722	$742
Containerboard	337	343	374
Newsprint	397	363	476

Operating Results

2003 Compared With 2002

        Sales declined 1% in 2003, primarily because weak demand led to a 2% decrease in sales volume. Sales volume decreased despite a 4% increase in the volume of Boise office paper sold through Boise Office Solutions. Weak demand throughout the year led to market-related curtailment of nearly 200,000 tons, up 38% from the amount taken in 2002. Most of the curtailment was taken in uncoated free sheet. Relative to a year earlier, average prices rose only 1%. Higher average newsprint prices were partially offset by lower containerboard prices.

        In 2003, we increased production of value-added papers on our smaller machines. The tonnage of value-added grades from these machines increased 5% to about 345,000 tons. Among our value- added grades, the volume of label, release, and specialty papers grew 23% in 2003 versus the year earlier. Value-added grades generally have higher unit costs than commodities but also have higher net sales prices and profit margins. Overall, the average net selling price of the value-added grades we sold in 2003 was $181 per ton higher than the average net selling price of our uncoated commodity grades.

        Segment results were lower than those of a year ago because of lower unit sales volumes, more market-related curtailment, and increased unit manufacturing costs. Total unit manufacturing costs increased 2%, compared with a year ago. In 2003, fiber costs rose 5%, and chemical unit costs increased 6%. Fixed unit costs were also up about 2%.

2002 Compared With 2001

        Sales declined 3% in 2002, as average paper prices declined $38 per ton, or 6%, compared with 2001. Uncoated free sheet prices declined 3%, containerboard prices declined 8%, and newsprint prices declined 24%. Low demand in a recessionary economy contributed to these price declines. Despite decreased demand, Boise Paper Solutions unit sales volume increased 3%. The increase was primarily the result of strong integration of our paper and office products businesses. In 2002, we sold 544,000 tons of our paper through Boise Office Solutions, an increase of 16% from 2001 to 2002. In 2002, about 38% of our total uncoated free sheet paper, including about 74% of our office papers, was sold through our office products business.

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

Liquidity and Capital Resources

        We have funded our ongoing operations and growth initiatives primarily by using cash generated by our operations, borrowings under our existing credit facilities, and issuing new debt or equity securities. Given the scale of the OfficeMax acquisition, we have undertaken a review of the direction of the company as a whole by exploring strategic alternatives for our paper and building products businesses. We will consider alternatives ranging from no change in our business mix to potential restructurings, divestitures, spinoffs, and/or other business combinations. We expect this process, which began late in 2003, to take 12 to 18 months.

        As a result of the acquisition of OfficeMax, Standard and Poor's Rating Services and Moody's Investors Services, Inc. lowered our credit ratings to BB and Ba2, respectively, which are both below investment grade. These downgrades could affect our cost of and ability to obtain new financing. We have been successful, however, in accessing the credit markets to finance the OfficeMax acquisition and for other general corporate purposes. Recent financings include

$300 million of 6.5% senior notes due in 2010, $200 million of 7.0% senior notes due in 2013, and a $150 million unsecured credit agreement. At December 31, 2003, we had unused borrowing capacity of $309.5 million under our $560 million revolving credit agreement, which expires in June 2005. These financings are described in more detail in the "Financing Activities" section that follows.

        We intend to reduce our debt levels over time by applying any net cash flow from operations after capital spending and by applying proceeds from the sale of assets, if any. Short-term borrowings and the current portion of our long-term debt totaled $88.2 million at December 31, 2003. In December 2004, we will receive $172.5 million under the terms of our adjustable conversion-rate equity security units in exchange for the issuance of between 4.4 million and 5.4 million shares of our common stock. In 2005, scheduled long-term debt payments total $602.0 million. Of this amount, $210 million represents the amount outstanding at December 31, 2003, under our revolving credit agreement. We expect to enter into a new revolving credit agreement before the expiration of our current agreement. Scheduled long-term debt payments total $214.8 million in 2006, including the $172.5 million of debt associated with the adjustable conversion-rate equity security units.

        We make both required and voluntary contributions to our noncontributory defined benefit pension plans. In 2003, we contributed $84.5 million. We expect to contribute approximately $80 million to $120 million in both 2004 and 2005.

        We expect to limit our capital spending to between $340 million to $360 million, excluding acquisitions, in 2004. This level of capital spending will provide for leasehold improvements, new stores, quality and efficiency projects, replacement projects, and ongoing environmental compliance.

        Our ongoing cash requirements are expected to be funded through a combination of cash flow from operations, borrowings under our existing credit facilities, and possible sales of assets.

        The sections that follow discuss in more detail our liquidity and capital resources.

Operating Activities

        Our operating activities generated $335.4 million, $308.5 million, and $407.6 million of positive cash flow in 2003, 2002, and 2001, respectively. In 2003, items included in net income provided $399.8 million of cash, and unfavorable changes in working capital items used $64.4 million of cash from operations. In 2002, items included in net income provided $345.3 million of cash, and unfavorable changes in working capital items used $36.8 million of cash from operations. Net income items provided $382.7 million of cash in 2001, and favorable changes in working capital items provided $24.9 million of cash from operations.

        We have sold fractional ownership interests in a defined pool of trade accounts receivable. At December 31, 2003, $250 million of sold accounts receivable were excluded from "Receivables" in the Consolidated Balance Sheet, compared with $200 million excluded at December 31, 2002 and 2001. The increase at December 31, 2003, in sold accounts receivable of $50 million over the amount at December 31, 2002, provided cash from operations in 2003.

        Some of our U.S. employees are covered by noncontributory defined benefit pension plans. The assets of the pension plans are invested primarily in common stocks, fixed-income securities, and cash equivalents. The market performance of these investments affects our recorded pension obligations, expense, and cash contributions. Pension expense in 2003 was about $77.1 million, compared with $30.4 million in 2002 and $11.1 million in 2001. These are noncash charges in our consolidated financial statements. Plan contributions include required minimums and, in some years, additional discretionary amounts. In 2003, the required minimum contribution was

$26 million. During 2003, we made cash contributions to our pension plans totaling $84.5 million, compared with $48.0 million in 2002 and $17.7 million in 2001. Congress is currently considering temporary pension funding relief to replace the temporary three-year pension funding relief legislation that expired on December 31, 2003. Under the expired legislation, companies were permitted to use 120% of the average 30-year treasury bond formula as opposed to the previous 105% ceiling. The House of Representatives passed a bill that would allow companies to use a funding discount rate based on an index of high-quality corporate bonds to be developed by the Treasury Department. The Senate has passed similar legislation. If the legislative efforts result in a discount rate that is similar to the previous temporary relief package, our required minimum contribution to our pension plans in 2004 is estimated to be $55 million. However, if no legislative relief is passed and companies have to return to the 105% ceiling, our minimum contribution in 2004 would be approximately $95 million. We expect to make contributions to the plans of at least the minimums required or, if legislative relief is passed, approximately $80 million to $120 million during 2004. We expect to make similar contributions in 2005, assuming some form of comparable pension relief legislation passes. Without pension relief legislation, and depending on interest rates, asset returns, and other factors, our minimum pension contribution in 2005 could be higher than that range. We anticipate having sufficient liquidity to meet our future pension requirements. For more information, see "Critical Accounting Estimates" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Our ratio of current assets to current liabilities was 1.27:1 in 2003, compared with 1.23:1 in 2002.

Investment Activities

        Our cash investing activities used $684.3 million in 2003, $278.6 million in 2002, and $234.5 million in 2001, with cash outlays principally for assets acquired in business combinations (discussed below) and other capital expenditures. In all three years, these other capital expenditures primarily reflected the cost of facility improvements, facility and equipment modernization, energy and cost-saving projects, and environmental compliance.

        In 2003, cash investing activities included $432.6 million, net of cash acquired, for the acquisition of OfficeMax, Inc., a retail distributor of office supplies and paper, technology products, and office furniture. For information related to the acquisition, see the discussion under "Acquisition of OfficeMax" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        In 2002, investing activities included $6.1 million for the acquisition of assets of a wholesale building products distribution and reload operation in Riverside, California, and $1.1 million in cash for the acquisition of assets of a contract furniture company located in southern California.

        In 2001, we began construction of a new facility near Elma, Washington, to manufacture integrated wood-polymer building materials. The plant has had a very difficult start-up, in part due to the plant's unique manufacturing processes. While product quality has met our expectations, production has not reached anticipated levels. We recently announced that we would temporarily discontinue production at the facility to allow us to make the technical improvements necessary to increase production levels. We are not able to predict how long these improvements may take or at what time shipments of product will resume. The total cost of this facility was approximately $92 million. We spent $44.3 million in 2001, $37.7 million in 2002, and $4.6 million in 2003. In 2001, investing activities also included about $14 million to build a veneer and plywood manufacturing facility in Brazil and $4.7 million of cash for one office products acquisition.

        Our 2001 expenditures for timber and timberlands included $26.1 million for the acquisition of approximately 54,000 acres of timberland in Alabama and Brazil. In 2001, we received the second payment from the sale of our European office products operation in September 2000. We used this $159.6 million payment to reduce debt.

        Noncash consideration included in capital spending consisted of the assumption of debt and recording of liabilities totaling $81.6 million in 2003, $2.8 million in 2002, and $3.0 million in 2001. It also included $808.2 million for the issuance of 27.3 million of Boise common shares to OfficeMax shareholders electing stock. Details of 2003 capital investment by segment are included in the table below:

	2003 Capital Investment by Segment
	Acquisitions/ Expansion	Quality/ Efficiency(a)	Timber and Timberlands	Replacement, Environmental, and Other	Total
	(millions)

Boise Office Solutions, Contract	$149	$10	$—	$26	$185
Boise Office Solutions, Retail	1,257	—	—	2	1,259

	1,406	10	—	28	1,444
Boise Building Solutions	18	3	4	31	56
Boise Paper Solutions	5	17	6	100	128
Corporate and Other	—	—	—	6	6

	$1,429	$30	$10	$165	$1,634

(a)
Quality and efficiency projects include quality improvements, modernization, energy, and cost-saving projects.

        We expect our capital investments in 2004 to total between $340 million and $360 million, excluding acquisitions. Our capital spending in 2004 will be for leasehold improvements, new stores, quality and efficiency projects, replacement projects, and ongoing environmental compliance. During 2003, we spent $12 million on environmental compliance. We expect to spend approximately $13 million in 2004 for this purpose. See the section titled "Environmental" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financing Activities

        Our financing activities provided $408.6 million in 2003 and used $21.4 million in 2002 and $179.2 million in 2001. Common and preferred dividend payments totaled $48.9 million in 2003, $49.5 million in 2002, and $49.7 million in 2001. In all three years, our quarterly cash dividend was 15 cents per common share.

        Additions to long-term debt in 2003 resulted primarily from our acquisition of OfficeMax. Additions included $150 million under an unsecured credit agreement, $300 million of 6.5% notes, $200 million of 7.0% notes, $50.0 million of 7.45% medium-term notes, and $33.5 million for the sale-leaseback of equipment at our integrated wood-polymer building materials facility near Elma, Washington, that was accounted for as a financing arrangement. Payments of long-term debt in 2003 included $125 million of medium-term notes and $40 million under our revolving credit agreement. Additions to long-term debt in 2002 included $150 million of 7.5% notes due in 2008, a $20 million floating-rate term loan, and $62 million in medium-term notes. Payments of long-term debt in 2002 included $125 million of 9.85% notes, $32.5 million of industrial revenue bonds, $15.5 million of bank debt for our Australian operations, and $2.3 million of medium-term notes.

        In 2003, our debt increased $514.7 million to $2.3 billion. Our debt-to-equity ratio was .98:1 at December 31, 2003, and 1.26:1 at December 31, 2002. Our debt-to-equity ratio decreased because the 2003 increase in equity from the stock issued for the OfficeMax acquisition was greater than the increase in debt that resulted from the OfficeMax acquisition.

        We lease our store space and other property and equipment under operating leases. These operating leases are not included in debt; however, they represent a significant commitment. Obligations under operating leases are shown in the "Contractual Obligations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Our debt structure consists of credit agreements, note agreements, adjustable conversion-rate equity security units, and other borrowings. See Note 11, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for a listing of our debt. For more information, also see "Contractual Obligations" and "Disclosures of Financial Market Risks" in this Management's Discussion and Analysis of Financial Condition and Results of Operations. Recent changes to our debt structure are as follows:

Credit Agreements

        In March 2002, we entered into a three-year, unsecured revolving credit agreement with 14 major financial institutions. The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. The borrowing capacity under the agreement can be expanded to a maximum of $600 million. Borrowings under the agreement were $210 million at December 31, 2003. In addition to these borrowings, $40.5 million of letters of credit are considered a draw on the revolver, thus reducing our borrowing capacity as of December 31, 2003, to $309.5 million. At December 31, 2003, our borrowing rate under the revolving credit agreement was 2.5%. We have entered into interest rate swaps to hedge the cash flow risk from the variable interest payments on $100 million of LIBOR-based debt, which gave us an effective interest rate for outstanding borrowings under the revolving credit agreement of 4.1% at December 31, 2003. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. At December 31, 2003, we were in compliance with these covenants. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at December 31, 2003, exceeded the defined minimum by $1,037.4 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

        In December 2003, we entered into a 19-month, unsecured credit agreement with 13 major financial institutions. Under the agreement, we borrowed $150 million at variable interest rates based on either the LIBOR or the prime rate. At December 31, 2003, our borrowing rate under the agreement was 3.3%. The credit agreement contains financial covenants that are essentially the same as those in our revolving credit agreement discussed above, except that the terms require that the net proceeds of asset sales in excess of the first $100 million be used to reduce the loan balance. The agreement also states that a lien will be applied to no less than $300 million of our inventory if our credit ratings fall to either BB- or Ba3 or lower. When the agreement expires in June 2005, any amount outstanding will be due and payable.

Note Agreements

        In August 2003, we issued $50 million of 7.45% medium-term notes due in 2011. The proceeds of the notes were used for general corporate purposes.

        In October 2003, we issued $300 million of 6.5% senior notes due in 2010 and $200 million of 7.0% senior notes due in 2013. We may redeem all or part of the senior notes at any time at redemption prices defined in the indenture. Net proceeds from the senior notes were used to repay borrowings under our revolving credit agreement, to provide cash for the OfficeMax transaction (see the "Acquisition of OfficeMax" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations), and for other general corporate purposes. We paid approximately $9.1 million in fees and expenses associated with the senior notes transaction. The fees are being amortized over the terms of the senior notes.

        The senior notes are unsecured; however, the senior notes indenture contains covenants and restrictions that could restrict our ability to borrow money, issue preferred stock, pay dividends, repurchase stock, incur subsidiary debt, make investments in persons or firms other than our majority-owned subsidiaries, or expand into unrelated businesses. In particular, the indenture allows us to incur debt or issue preferred stock only if we meet a fixed charges coverage ratio of 2.0 to 1.0 over the preceding four calendar quarters. The indenture does permit us to borrow up to $850 million, pay up to $20 million of common dividends per quarter, and pay for the dividends and repurchases of our Series D preferred stock. At the present time and given our financial condition, we do not believe these covenants and restrictions limit our ability to operate our business in the normal course. At December 31, 2003, we were in compliance with these covenants.

        If we undergo a change of control, the note holders can require us to repurchase the senior notes at a price equal to 101% of the notes' principal amount. Similarly, if we sell assets under conditions specified in the indenture, the note holders can require us to use proceeds to repurchase the senior notes at 100% of the principal amount. If we spin off one or more of our business units, the newly created company may offer to exchange the notes for substantially similar notes of the new company. If this occurs, we must make a concurrent offer to repurchase the notes at a price equal to 100% of the principal amount.

        As a result of the acquisition of OfficeMax, Standard and Poor's Rating Services and Moody's Investors Services, Inc., lowered our credit ratings to BB and Ba2, respectively, which are both below investment grade. If we regain investment-grade ratings with both credit rating agencies, the senior note covenants discussed above will be automatically replaced with the covenants found in our other public debt, except that a restriction on subsidiary indebtedness will remain.

Adjustable Conversion-Rate Equity Security Units

        In December 2001, Boise Cascade Trust I issued 3,450,000 7.5% adjustable conversion-rate equity security units to the public at an aggregate offering price of $172.5 million. Boise Cascade Trust I is a statutory business trust wholly owned by the company. There are two components of each unit. Investors received a preferred security issued by the trust with a liquidation amount of $50, which is mandatorily redeemable in December 2006. The trust will terminate upon the redemption of the preferred securities. From each unit, investors receive a quarterly distribution at the annual rate of 7.5%. The rate will be repriced in September 2004 based on then-market rates of return. Investors also have a contract to purchase $50 worth of common shares of Boise in December 2004, subject to a collar arrangement. For each unit, investors will receive between 1.2860 and 1.5689 of our common shares, depending on the average trading price of our common stock at that time. We will receive $50 per unit or $172.5 million. The units trade on the New York Stock Exchange under ticker symbol BEP.

        The trust used the proceeds from the offering to purchase debentures issued by Boise. These debentures are 7.5% senior, unsecured obligations that mature in December 2006. They carry the same payment terms as the preferred securities issued by the trust. We irrevocably guarantee the trust's distributions on the preferred securities. Our guarantee is senior and unsecured and is limited to the funds the trust receives from the debentures.

        In December 2003, the FASB issued a revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46, as revised, required us to reclassify $172.5 million of "Adjustable conversion-rate equity security units" from "Minority Interest" to "Debt" in our Consolidated Balance Sheets and recognize distributions on these securities as "Interest expense"

rather than "Minority interest, net of income tax" in our Consolidated Statements of Income (Loss). As allowed by the FASB's revised Interpretation No. 46, prior years' financial statements were reclassified to conform with the current year's presentation. In all periods presented, there was no net effect on earnings, and the reclassification of these securities to debt did not affect our financial covenants.

Other

        In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rates at December 31, 2003 and 2002, were 3.5% and 3.6%. This swap expires in May 2005.

        Changes in short-term borrowings represent net changes in notes payable. At December 31, 2003 and 2002, we had $5.2 million and $28.0 million of short-term borrowings outstanding. The minimum and maximum amounts of combined short-term borrowings outstanding were $0 and $117.4 million during the year ended December 31, 2003, and were $0 and $304.5 million during the year ended December 31, 2002. The average amounts of short-term borrowings outstanding during the years ended December 31, 2003 and 2002, were $32.3 million and $49.9 million. For 2003 and 2002, the average interest rates for these borrowings were 1.9% and 2.5%.

        At December 31, 2003, we had $143 million of unused borrowing capacity registered with the Securities and Exchange Commission (SEC) for additional debt securities.

Contractual Obligations

        In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2003. Some of the figures we include in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
	2004	2005-2006	2007-2008	Thereafter	Total
	(millions)
Debt
Long-term debt, including current portion(a)(e)	$83.0	$644.3	$188.6	$1,167.0	$2,082.9
Adjustable conversion-rate equity security units	—	172.5	—	—	172.5
Guarantee of 9.5% ESOP debt	19.1	—	—	—	19.1
Operating leases(b)(g)	387.1	683.0	533.4	1,281.0	2,884.5
Purchase obligations
Raw materials(c)	53.5	60.9	4.5	.9	119.8
Utilities(d)	46.9	19.5	10.8	1.0	78.2
Capital spending	14.6	22.1	4.1	1.3	42.1
Other	28.9	17.9	.6	—	47.4
Other long-term liabilities reflected on our Consolidated Balance Sheet
Compensation and benefits(e)(f)	111.4	266.0	156.4	141.9	675.7
Other(e)(g)	.2	51.3	59.1	47.4	158.0

	$744.7	$1,937.5	$957.5	$2,640.5	$6,280.2

(a)
Included in long-term debt are amounts owed on our note agreements, revenue bonds, and credit agreements. These borrowings are further explained in Note 11, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)
We enter into operating leases in the normal course of business. We lease our retail store space as well as other property and equipment under operating leases. Some of our retail store leases require percentage rentals on sales above specified minimums and contain escalation clauses. These minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 7, Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

(c)
Included in raw materials is $58 million for contracts to purchase timber. We acquire a portion of our wood requirements from outside sources. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our consolidated financial statements until contract payment terms take effect. The obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, timber availability, and the status of environmental appeals.

(d)
We enter into utility contracts for the purchase of electricity and natural gas. We also purchase these services under utility tariffs. The contractual and tariff arrangements include multiple-year commitments and minimum annual purchase requirements. Our payment obligations were valued at prices in effect on December 31, 2003, or contract language, if available. These obligations represent the face value of the contracts and do not consider resale value. Generally, our utility contracts for the purchase of electricity do not permit resale. However, several of our commitments to purchase natural gas do permit resale.

(e)
The current portion of these liabilities is also included.

(f)
"Compensation and benefits" includes amounts associated with our retirement and benefit plans and other compensation arrangements. For more information, see "Critical Accounting Estimates—Pensions" and see Note 13, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

(g)
Lease obligations for facility closures are included in operating leases.

        In accordance with an amended and restated joint-venture agreement, the minority owner of our subsidiary in Mexico, OfficeMax de Mexico, can elect to put its remaining 49% interest in the subsidiary to Boise if earnings targets are achieved. At December 31, 2003, OfficeMax de Mexico had met these earnings targets. These earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. When the earnings targets are achieved and the minority owner elects to put its ownership interest, the purchase price would be equal to fair value, calculated based on both the subsidiary's earnings for the last four quarters before interest, taxes, and depreciation and amortization and the current market multiples of similar companies. The fair value purchase price in 2004 is estimated at $25 million to $30 million. This contingent obligation is not included in the table above.

        In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business. These contracts, however, either are not enforceable or legally binding or are subject to change based on our business decisions.

Off-Balance-Sheet Activities and Guarantees

        We have sold fractional ownership interests in a defined pool of accounts receivable. We account for this sales program under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. We have entered into this program to provide us funding at rates favorable to our other borrowing arrangements. Under this program, we sell substantially all of our domestic trade accounts receivable on a revolving basis to a fully consolidated, wholly owned subsidiary. The subsidiary in turn sells a fractional ownership interest in the receivables to affiliates of two banks. Based on the terms of the sale, we record the sales as true sales and not as loans secured by the receivables. At December 31, 2003, $250 million of sold accounts receivable were excluded from "Receivables" in our Consolidated Balance Sheet. The portion of fractional ownership interest we retain is included in "Receivables" in our Consolidated Balance Sheet. A portion of our retained interest is subordinate to the interests of the bank affiliates, providing them credit support if the receivables become uncollectible. The anticipated impact of the credit support is reflected in our allowance for uncollectible receivables. The proceeds available under this program could be reduced, based on the level of eligible receivables, restrictions on the concentrations of receivables, and the historical performance of the receivables. The available proceeds may not exceed $250 million under our current agreements. Our costs under this program vary based on changes in interest rates. They totaled $3.3 million, $4.4 million, and $8.4 million in 2003, 2002, and 2001, respectively.

        The purchasers of the receivables commit to our securitization program in 364-day increments. When the current program expires, none of the parties are obligated to renew the arrangement. Our experience over the last five years, however, has been that the parties do renew the arrangement with minimal alterations. If the program were not renewed, we would obtain replacement funding from alternative funding sources. Use of those sources, however, might result in an increase in our interest expense and an increase in both liabilities and assets on our Consolidated Balance Sheet.

Guarantees

        Note 17, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.

Inflationary and Seasonal Influences

        We believe inflation has not had a material effect on our financial condition or results of operations; however, there can be no assurance that we will not be affected by inflation in the future.

        Our office products businesses are seasonal. Sales in the second quarter and summer months are historically the slowest of the year. Our building products businesses are dependent on housing starts, repair-and-remodel activity, and commercial and industrial building, which in turn are influenced by the availability and cost of mortgage funds. Declines in building activity that may occur during winter affect our building products businesses. In addition, cold weather may affect our operating costs (including energy) at our manufacturing facilities.

Disclosures of Financial Market Risks

        Our debt is predominantly fixed-rate. At December 31, 2003, the estimated current market value of our debt, based on then-current interest rates for similar obligations with like maturities, was approximately $58 million more than the amount of debt reported in the Consolidated Balance Sheet. The estimated fair values of our other financial instruments, cash and cash equivalents, receivables, and short-term borrowings are the same as their carrying values. In the opinion of management, we do not have any significant concentration of credit risks. Concentration of credit risks with respect to trade receivables is limited due to the wide variety of customers and channels to and through which our products are sold, as well as their dispersion across many geographic areas.

        Changes in interest and currency rates expose the company to financial market risk. We occasionally use derivative financial instruments, such as interest rate swaps, rate hedge agreements, forward purchase contracts, and forward exchange contracts, to hedge underlying debt obligations or anticipated transactions. We do not use them for trading purposes. For qualifying hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the swap or underlying debt. Gains and losses related to qualifying hedges of foreign currency firm commitments and anticipated transactions are recorded in other comprehensive income (loss) and recognized in income as adjustments of carrying amounts when the hedged transactions occur. Unrealized gains and losses on all other forward exchange contracts are included in current-period net income (loss).

        In November 2003, we entered into a natural gas swap to hedge the variable cash flow risk on 25,000 MMBtu per day of natural gas usage to a fixed price. The swap expires in March 2004. The swap was designated as a cash flow hedge. Accordingly, changes in the fair value of the swap, net of taxes, are recorded in "Accumulated other comprehensive loss" in our Consolidated Balance Sheet. The swap was fully effective in hedging the changes in the index price of the hedged item.

        Effective January 2004, we entered into two electricity swaps that convert 7 and 36 megawatts of usage per hour to a fixed price. These swaps expire December 31, 2004. These swaps were designated as cash flow hedges. Beginning in 2004, the changes in the fair value of the swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" in our Consolidated Balance Sheets.

        In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rates at December 31, 2003 and 2002, were 3.5% and 3.6%. The swap expires in May 2005. This swap is designated as a fair value hedge of a proportionate amount of the fixed-rate debentures. The swap and debentures are marked to market, with changes in the fair value of the instruments recorded in income (loss). This swap was fully effective in hedging the changes in the fair value of the hedged item; accordingly, changes in the fair value of this instrument had no net effect on our reported income (loss).

        In January 2002, we entered into electricity and natural gas swaps that converted 40 megawatts and 6,000 MMBtu of usage to a fixed rate. The electricity swap expired at the end of 2002, and the natural gas swaps expired in March 2003. In August 2002, we entered into an electricity swap that converted 36 megawatts of usage in the Northwest to a fixed rate. This swap expired at the end of 2003. All of the swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" in our Consolidated Balance Sheets. These swaps were fully effective in hedging the changes in the fair value of the hedged items.

        In February 2001, we entered into two interest rate swaps with notional amounts of $50 million each, one that matured in February 2003 and one that matured in February 2004. In November 2001, we entered into an interest rate swap with a notional amount of $50 million that will mature in November 2004. The swaps hedged the variable cash flow risk from the variable interest payments on $100 million and $150 million of our LIBOR-based debt in 2003 and 2002. The effective interest rates from the swaps in 2003 and 2002 were 3.4% and 3.3%. Changes in the fair value of these swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense" as interest expense was recognized on the LIBOR-based debt. Amounts reclassified in 2003, 2002, and 2001 increased interest expense by $3.0 million, $3.2 million, and $1.4 million, respectively. Assuming no change in interest rates, $1.7 million would be reclassified in 2004. Ineffectiveness related to these hedges was not significant.

        We are exposed to modest credit-related risks in the event of nonperformance by counterparties to these forward exchange contracts and interest rate swaps. However, we do not expect the counterparties, which are all major financial institutions, to fail to meet their obligations.

        The table below provides information about our financial instruments that are sensitive to changes in interest rates or utility indexes. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rates and sensitivity to energy market risk, the table sets forth payout amounts based on current rates and does not attempt to project future rates. Other instruments subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

Financial Instruments

							December 31
							2003		2002
	2004	2005	2006	2007	2008	There- after	Total	Fair Value	Total	Fair Value
	(millions)
Debt
Short-term borrowings	$5.2	$—	$—	$—	$—	$—	$5.2	$5.2	$28.0	$28.0
Average interest rates	—	—	—	—	—	—	—	—	2.2%	—
Long-term debt
Fixed-rate debt payments	$58.0	$222.0	$42.3	$29.4	$159.2	$1,167.0	$1,677.9	$1,722.4	$1,218.1	$1,198.3
Average interest rates	7.3%	7.1%	7.4%	7.4%	7.4%	7.1%	7.2%	—	7.6%	—
Variable-rate debt payments	$25.0	$380.0	$—	$—	$—	$—	$405.0	$405.0	$295.0	$295.0
Average interest rate	4.0%	3.2%	—	—	—	—	3.3%	—	3.6%	—
Adjustable conversion-rate equity security units	$—	$—	$172.5	$—	$—	$—	$172.5	$185.9	$172.5	$144.9
Average interest rate	—	—	7.5%	—	—	—	7.5%	—	7.5%	—
Guarantee of ESOP debt	$19.1	—	$—	$—	$—	$—	$19.1	$19.3	$51.4	$51.6
Average interest rate	9.5%	—	—	—	—	—	9.5%	—	8.4%	—
Interest rate swaps
Notional principal amount of interest rate exchange agreements maturing
Variable to fixed	$100.0	$—	$—	$—	$—	$—	$100.0	$(1.7)	$150.0	$(4.8)
Average pay rate	4.5%	—	—	—	—	—	4.5%	—	4.8%	—
Average receive rate	1.2%	—	—	—	—	—	1.2%	—	1.5%	—
Fixed to variable	$—	$50.0	$—	$—	$—	$—	$50.0	$2.3	$50.0	$3.4
Average pay rate	—	1.3%	—	—	—	—	1.3%	—	1.4%	—
Average receive rate	—	4.8%	—	—	—	—	4.8%	—	4.8%	—
Energy swaps	$1.4	$—	$—	$—	$—	$—	$1.4	$1.4	$1.4	$1.4

Timber Supply

        The primary raw material we use in our paper and building products segments is wood fiber. The primary sources of wood fiber are timber and the byproducts of timber, such as wood chips, wood shavings, and sawdust. Factors such as governmental forest management practices and regulations and urban real estate development influence the supply of timber.

        We own or control approximately 2.4 million acres of timberland in the United States. We manage our timberlands as part of our Boise Building Solutions and Boise Paper Solutions segments. The financial impact of our timberlands on our results of operations is included in these segments. The open-market cost of timber and other wood fiber is subject to commodity pricing, which can fluctuate greatly depending on weather, governmental restraints, and industry conditions. The amount of timber we harvest each year from our timber resources, compared with the amount we purchase from outside sources, varies according to the price and supply of wood fiber for sale on the open market and the harvest levels we deem sound in the management of our timberlands. During 2003, we met 47% of our fiber needs through our own timber and wood fiber sources, 42% through private sources, and 11% through government sources. During 2002, these percentages were 49%, 39%, and 12%, and in 2001, they were 44%, 47%, and 9%.

        In March 2002, we announced that we would no longer harvest timber from old-growth forests in the United States. This policy became effective in 2004. As a result of this policy, we will not enter into any timber sale contracts on public or private forestlands that require harvesting old-growth forests. This policy formally recognizes a trend that we had already been following for several years. Our formal adoption of this policy will not materially affect our available timber supply.

        Changes in government policy and environmental litigation can cause the amount of timber available for commercial harvest from public and private lands to vary considerably. Declines in the amount of timber offered for sale can negatively impact our wood manufacturing facilities. In recent years, these declines have been severe enough to cause the closure of numerous facilities, including two of our own. Future legislation and litigation concerning the use of public lands, the protection of endangered species, the promotion of forest health, and the response to and prevention of catastrophic wildfires may either increase or decrease the amount of timber supply from both public and private forestlands. As a result, we cannot accurately predict future log supply and costs or its potential impact on our manufacturing facilities.

        Long-term leases of private timberlands generally provide Boise with timber harvesting rights and carry with them responsibility for managing the timberlands. The remaining life of all leases, including renewal terms, ranges from 13 to 62 years. In addition, we have an option to purchase approximately 200,000 acres of timberland under lease and/or contract in the southern United States. We manage our timberlands so that they will provide a continuous and sustainable supply of wood for future needs.

        Our two Northwest pulp and paper mills receive approximately 57% of their wood chips from internal sources, including our whole-log chipping facility; our cottonwood fiber farm near Wallula, Washington; and our Northwest building materials manufacturing facilities. Excluding the chips provided by our Yakima plywood and lumber operations, which were sold in February 2004, about 50% would have been provided from internal sources. Roughly 25% of the pulp used by our uncoated free sheet machine in Wallula during 2003 was made from cottonwood fiber from our farm.

        In 2003, we sold approximately 9,100 acres of timberland in Idaho and 2,500 acres in Alabama. In 2002, we purchased approximately 28,000 acres of timberland to support the operations of our plywood and lumber mills in northeastern Oregon and also sold approximately 4,600 acres in Alabama. In 2001, we purchased approximately 19,000 acres of timberland to support the operations of our pulp and paper mill in Jackson, Alabama. Fiber for our veneer and plywood plant in Brazil is initially coming from private sources. Boise manages the land and trees and schedules the harvest for one of these private sources in Brazil under multiyear agreements. This private source provides a significant portion of our plant's fiber needs. In 2001, we also purchased approximately 35,000 acres of eucalyptus plantation land in Brazil to meet the future fiber requirements of the plant.

        Boise's success depends on responsible environmental stewardship—our ability to sustain the resources that contribute to the products and services we offer our customers. Our forest management practices embrace our own forest stewardship values and measures as well as the

Sustainable Forestry Initiative® (SFI®) program, a comprehensive system of principles, objectives, and performance measures that integrates the sustainable growing and harvesting of trees with protection of wildlife, plants, soil, and water quality.

        During 2000 and 2001, PricewaterhouseCoopers LLP (PwC) conducted sustainable forestry audits on our U.S. timberlands, and on other private and public lands from which we purchase timber, to determine whether our forest management practices complied with the SFI program requirements. Those PwC audits found our timberlands to be in full compliance with SFI requirements, resulting in our timberlands being certified under the SFI standard.

        During 2002, the SFI program added a product-labeling component for manufactured products. This component calls for independent, third-party audits of fiber sources and fiber procurement processes. Products manufactured at a certified facility can bear the SFI label. Audits of our fiber sources and fiber procurement processes are being performed as part of a second round of sustainable forest audits that began in 2003 and will be completed in 2004. PwC is performing these audits, and we will publish findings from them in late 2004.

Environmental

        Our businesses are subject to a wide range of general and industry-specific environmental laws and regulations. Boise Paper Solutions and Boise Building Solutions, in particular, are affected by laws and regulations covering air emissions, wastewater discharges, solid and hazardous waste management, site remediation, and forestry operations. Compliance with these laws and regulations is a significant factor in the operation of these businesses.

        We incur substantial capital and operating expenditures to comply with federal, state, and local environmental laws and regulations. Failure to comply with these laws and regulations could result in civil or criminal fines or penalties or in enforcement actions. Our failure to comply could also result in governmental or judicial orders that stop or interrupt our operations or require us to take corrective measures, install additional pollution control equipment, or take other remedial actions. We anticipate capital expenditures of about $13 million in 2004 to comply with environmental requirements. We anticipate spending similar or greater amounts in the years ahead. These capital expenditures, along with our established operating procedures and controls, will allow us to continue to meet environmental standards.

        In January 2003, the Environmental Protection Agency (EPA) proposed rules that regulate air emissions from boilers and wood panel plants. We expect the EPA to finalize these rules in 2004. While the final requirements are not yet known, we expect capital expenditures in the range of $25 million to $45 million to comply with these rules during the period from 2004 to 2007.

        As an owner and operator of real estate, we may be liable under environmental laws for the cleanup of past and present spills and releases of hazardous or toxic substances on or from our properties and operations. We can be found liable under these laws if we knew of, or were responsible for, the presence of such substances. In some cases, this liability may exceed the value of the property itself.

        We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws, or have received a claim from a private party, with respect to 16 active sites where hazardous substances or other contaminants are or may be located. In most cases, we are one of many potentially responsible parties, and our alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, we have established appropriate reserves. We believe we have minimal or no responsibility with regard to several other sites. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position or results of operations.

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

Pensions

        We have experienced rapidly increasing retirement benefit plan costs. In response to escalating costs, the Retirement Committee approved the following changes to our pension plan for salaried employees: (1) no new entrants into the plan effective November 1, 2003; (2) a reduction in the service crediting rate for years of service earned after December 31, 2003, from 1.25% to 1%; and (3) for Boise Office Solutions, Contract, participants, a benefit freeze effective December 31, 2003, with one additional year of service provided to active Boise Office Solutions, Contract, participants on January 1, 2004, at the 1% crediting rate. The benefit freeze at our Boise Office Solutions, Contract, segment affects about 7,650 of our 55,618 employees. These changes had a small negative effect on our 2003 expense and will have a $24 million favorable impact on expense in 2004, with a positive compounding effect over time.

        We account for pension expense in accordance with SFAS No. 87, Employer's Accounting for Pensions. This statement requires us to calculate our pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term asset return assumption. We base our discount rate assumption on the rates of return on high-quality bonds currently available and expected to be available during the period to maturity of the pension benefits. We base our long-term asset return assumption on the average rate of earnings expected on invested funds. We believe that the accounting estimate related to pensions is a critical accounting estimate because it is highly susceptible to change from period to period, based on the performance of plan assets, actuarial valuations, and changes in interest rates, and the effect on our financial position and results of operations could be material. The estimate for pensions is a critical accounting estimate for our Boise Office Solutions, Contract; Boise Building Solutions; Boise Paper Solutions; and Corporate and Other segments. The Boise Office Solutions, Retail, employees, among others, do not participate in the pension plans.

        For 2003, our discount rate assumption was 6.75%, and our long-term asset return assumption was 8.5%. Using these assumptions, our 2003 pension expense was $77.1 million, following expense of $30.4 million and $11.1 million in 2002 and 2001. If we had decreased our estimated discount rate to 6.5% and our expected return on plan assets to 8.0%, our 2003 pension expense would have been $88 million, and net income would have decreased approximately $7 million. If we had increased our discount rate assumption to 7% and our expected return on plan assets to 9.0%, our 2003 pension expense would have been $66 million, and net income would have increased approximately $7 million.

        For 2004, our discount rate assumption is 6.25%, and our expected return on plan assets is 8.25%. Using these assumptions, we estimate that our 2004 pension expense will be approximately $80 million. If we were to decrease our estimated discount rate assumption to 6% and our expected return on plan assets to 7.75%, our 2004 pension expense would be approximately $91 million. If we were to increase our discount rate assumption to 6.5% and our expected return on plan assets to 8.75%, our 2004 pension expense would be approximately $69 million.

        Pension plan contributions include required minimums and, in some years, additional discretionary amounts. In 2003, the required minimum contribution was $26 million. During 2003, we made cash contributions to our pension plans totaling $84.5 million, compared with $48.0 million in 2002 and $17.7 million in 2001. Congress is currently considering temporary pension funding relief to replace the temporary three-year pension funding relief legislation that expired on December 31, 2003. Under the expired legislation, companies were permitted to use 120% of the average 30-year treasury bond formula as opposed to the previous 105% ceiling. The House of Representatives passed a bill that would allow companies to use a funding discount rate based on an index of high-quality corporate bonds to be developed by the Treasury Department. The Senate has passed similar legislation. If the legislative efforts result in a discount rate that is similar to the previous temporary relief package, our required minimum contribution to our pension plans in 2004 is estimated to be $55 million. However, if no legislative relief is passed and companies have to return to the 105% ceiling, our minimum contribution in 2004 would be approximately $95 million. We expect to make contributions to the plans of at least the minimums required or, if legislative relief is passed, approximately $80 million to $120 million during 2004. We expect to make similar contributions in 2005, assuming some form of comparable pension relief legislation passes. Without pension relief legislation, and depending on interest rates, asset returns, and other factors, our minimum pension contribution in 2005 could be higher than that range. We anticipate having sufficient liquidity to meet our future pension requirements.

        The amount of additional minimum pension liability is determined based on the value of plan assets compared with the plans' accumulated benefit obligation. Because of better returns on plan assets in 2003 than 2002, our 2003 minimum pension liability decreased, resulting in a $52.9 million increase in shareholders' equity in "Accumulated other comprehensive loss." At December 31, 2003, our discount rate assumption was 6.25%. If we had changed our estimated discount rate to 6.0%, our 2003 minimum pension liability adjustment would have increased shareholders' equity $24 million. If we had changed our discount rate assumption to 6.5%, our 2003 minimum pension liability adjustment would have increased shareholders' equity $81 million. The change in the additional minimum liability that we will record in 2004 will depend on the actual market value of plan assets on our valuation date (December 31) and the assumptions chosen at that date. When recorded, the adjustments to the minimum pension liability are noncash and do not affect net income (loss).

Long-Lived Asset Impairment

        We account for the impairment of long-lived assets in all of our segments in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment of a long-lived asset exists when the carrying value of an asset exceeds its fair value and when the carrying value is not recoverable through future operations. We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

        Long-lived asset impairment is a critical accounting estimate, as it is susceptible to change from period to period. To estimate whether the carrying value of an asset or asset group is impaired, we estimate the cash flows that could be generated under a range of possible outcomes, and we estimate the likelihood of possible outcomes. To measure future cash flows, we are required to make assumptions about future production volumes, future product pricing, and future expenses to be incurred. In addition, estimates of future cash flows may change based on the availability of timber, environmental requirements, capital spending, and other strategic management decisions. We estimate the fair value of an asset or asset group based on quoted market prices (the amount for which the asset(s) could be bought or sold in a current transaction with a third party), when available. When quoted market prices are not available, we use a discounted cash flow model to estimate fair value.

        As discussed above, in December 2003, we completed our acquisition of OfficeMax. Given the scale of the OfficeMax acquisition, we have undertaken a review of the direction of the company as a whole by exploring strategic alternatives for our paper and building products businesses. We are considering alternatives ranging from no change in our business mix to potential restructurings, divestitures, spinoffs, and/or other business combinations. We expect this process, which began late in 2003, to take 12 to 18 months. The review of the company's strategic direction could affect our valuations of expected future cash flows.

        Due to the numerous variables associated with our judgments and assumptions relating to the valuation of assets and the effects of changes in circumstances (timber availability, environmental requirements, capital spending, and other management decisions) on these valuations, both the precision and reliability of our estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

Environmental Remediation

        We are subject to a variety of environmental and pollution control laws and regulations. As is the case with other companies in similar industries, we face exposure from actual or potential claims and legal proceedings involving environmental matters.

        We account for environmental remediation liabilities in accordance with the American Institute of Certified Public Accountants Statement of Position 96-1. We record liabilities on an undiscounted basis when assessments and/or remedial efforts are probable and the cost can be reasonably estimated. We estimate our environmental liabilities based on various assumptions and judgments, as we cannot predict with certainty the total response and remedial costs, our share of total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete any remediation. In making these judgments and assumptions, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors, and our historical experience at other sites that are judged to be comparable. Due to the number of uncertainties and variables associated with these assumptions and judgments and the effects of changes in governmental regulation and environmental technologies, the precision of the resulting estimates of the related liabilities is subject to uncertainty. We regularly monitor our estimated exposure to our environmental liabilities. As additional information becomes known, our estimates may change.

Goodwill Impairment

        We account for acquisitions under the purchase method of accounting, typically resulting in goodwill. SFAS No. 142, Goodwill and Other Intangible Assets, requires us to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The statement requires estimates of the fair value of our reporting units. If we determine the fair values are less than the carrying amount of goodwill recorded on our Consolidated Balance Sheet, we must recognize an impairment in our financial statements. At December 31, 2003, we had $1.1 billion of goodwill recorded on our Consolidated Balance Sheet. Of the $1.1 billion, $488.0 million, $607.7 million, and $11.6 million were recorded in our Boise Office Solutions, Contract; Boise Office Solutions, Retail; and Boise Building Solutions segments, respectively.

        During the first quarter of 2003, we performed our annual impairment assessment of goodwill in our Boise Office Solutions, Contract, and Boise Building Solutions segments in accordance with the provisions of SFAS No. 142. We concluded that no impairment existed. Based on our review for impairment indicators in the last three quarters of 2003, we have determined that an impairment review is not required prior to our annual review during the first quarter of 2004. In testing for potential impairment, we measured the estimated fair value of our reporting units based upon discounted future operating cash flows using a discount rate reflecting our estimated average cost of funds. Differences in assumptions used in projecting future operating cash flows and cost of funds could have a significant impact on the determination of impairment amounts.

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

        Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the reporting units and the effects of changes in circumstances on these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

Cautionary and Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including the Summary and Outlook section. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. We have listed below inherent risks and uncertainties that could cause our actual results to differ materially from those we project. We do not assume an obligation to update any forward-looking statement.

        Competition in our markets could harm our ability to achieve or maintain profitability.    All of the markets we serve are highly competitive, with a number of large companies operating in each. We compete in our markets principally through price, service, quality, and value-added products and services.

        Boise Office Solutions, Contract and Retail.    The office products market is highly competitive. Purchasers of office products have many options when purchasing office supplies and paper, technology products, and office furniture. We compete with worldwide contract stationers, large retail office products suppliers, direct-mail distributors, discount retailers, drugstores, supermarkets, and thousands of local and regional contract stationers, many of whom have long-standing customer relationships. Increased competition in the office products industry, together with increased advertising, has heightened price awareness among end-users. Such heightened price awareness has led to margin pressure on office products. Besides price, competition is also based on customer service.

        Boise Building Solutions.    The building products markets in which we compete are very large and highly fragmented, with fewer than ten national producers but hundreds of local and regional manufacturers and distributors. Most of our competitors are located in the United States and Canada, although we have seen increasing competition from outside North America. We compete not only with manufacturers and distributors of similar building products but also with products made from alternative materials, such as steel and plastic. Many factors (chiefly price, quality, and service) influence competition in the building products markets.

        Boise Paper Solutions.    Our major paper products are uncoated free sheet, containerboard, and newsprint, all of which are globally traded commodities with numerous worldwide manufacturers and distributors. About a dozen major manufacturers compete in the North American paper market. Price, quality, and service are important competitive determinants across paper markets. All of our paper manufacturing facilities are located in the United States, and we compete largely in the domestic arena. We do, however, face competition from foreign producers. The level of this competition varies depending on the level of demand abroad and the relative rates of currency exchange. Our paper products also compete with electronic transmission and document storage alternatives. As trends toward more use of these alternatives continue, we may see variances in the overall demand for paper products or shifts from one type of paper to another. For example, demand for newsprint has declined as newspapers are replaced with electronic media.

        Some of our competitors in each of our businesses are larger than we are and have greater financial and other resources available to them, and there can be no assurance that we can continue to compete successfully with them. Some of our competitors are also currently lower-cost producers than we are and may be better able to withstand price declines. In addition, if we do not continue to provide excellent customer service and quality products in each of our businesses, our profitability in each business and our overall profitability may be harmed.

        We cannot ensure that our integration with OfficeMax will be successful.    Integrating and coordinating our operations and personnel with those of OfficeMax will involve complex operational and personnel-related challenges. This process will be time-consuming and expensive, may disrupt the business of either or both companies, and may not result in the full benefits we expect. The difficulties, costs, and delays that could be encountered include: unanticipated issues in integrating information, communications, and other systems; negative effects on employee morale and performance as a result of job changes and reassignments; difficulties attracting and retaining key personnel; loss of customers; unanticipated incompatibility of purchasing, logistics, marketing, paper sales, and administration methods; and unanticipated costs of terminating or relocating facilities and operations.

        We have more indebtedness since the merger, which could adversely affect our cash flows, business, and ability to fulfill our debt obligations.    We have a substantial amount of debt, some of which we recently incurred as part of our acquisition of OfficeMax. As of January 31, 2004, our outstanding debt was $2.3 billion. The increased levels of debt could, among other things: require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions, and other purposes; increase the cost and reduce the availability of funds from commercial lenders, debt financing transactions, and other sources; increase our vulnerability to, and limit our flexibility in planning for, adverse economic and industry conditions; create competitive disadvantages compared with other companies with lower debt levels; and cause further downgrading of our credit rating, which could limit our ability to borrow money and increase the cost of doing so.

        The outcome and timing of our evaluation of strategic alternatives is uncertain.    At the same time we announced our acquisition of OfficeMax, we announced we would evaluate strategic alternatives for our paper and building products businesses. We have engaged Goldman, Sachs & Co. to assist the company in developing, evaluating, and implementing these alternatives. We are considering alternatives ranging from no change in our business mix to restructurings, divestitures, spinoffs, and other business combinations. The evaluation and any subsequent implementation of the plans that we develop could, in fact, take longer than we have anticipated. The evaluation and its timing, outcome, and implementation may significantly affect the company and its future financial results and business prospects.

        The prices we charge for our paper and building products are subject to cyclical market pressures.    Our paper and building products businesses are subject to cyclical market pressures. Historical prices for our products have been volatile, and our direct influence over the timing and extent of price changes for our products is limited. The relationship between supply and demand in the paper and building products industries significantly affects product pricing. Demand for building products is driven mainly by factors outside our control, such as the construction, repair and remodeling, and industrial markets; interest rates; and weather. The supply of paper and building products fluctuates based on available manufacturing capacity, and excess capacity in either industry, both domestically and abroad, can result in significant declines in market prices for our products. Prolonged periods of weak demand or excess supply in any of our businesses could negatively affect our market share, seriously reduce our margins, and harm our liquidity, financial condition, or results of operations.

        Increases in our raw material costs may harm the results of our operations.    The cost of our raw supplies, such as wood fiber, energy, and chemicals, significantly affects the results of our operations. Selling prices of our products have not always increased in response to increases in the prices of our raw materials. On occasion, our results of operations have been, and in the future may be, harmed if we are unable to pass raw material price increases through to our customers. Wood fiber is a significant raw material for our paper and building products businesses. The percentage of our wood fiber requirements obtained from our timberlands will fluctuate based on a variety of factors, including changes in our timber harvest levels and changes in our manufacturing capacity. The cost of various types of wood fiber that we purchase in the market has at times fluctuated greatly because of economic or industry conditions. The volume and value of timber that can be harvested from our lands may be limited by natural disasters such as fire, insect infestation, disease, ice storms, windstorms, flooding, and other weather conditions and causes. We do not maintain insurance for any loss to our standing timber from natural disasters or other causes.

        Environmental regulation and environmental compliance expenditures affect our results.    Our paper and building products businesses are subject to a wide range of general and industry-specific environmental laws and regulations, particularly with respect to air emissions, wastewater discharges, solid and hazardous waste management, site remediation, forestry operations, and endangered species. Compliance with these laws and regulations is a significant factor in our business. We expect to continue to incur significant capital and operating expenditures to maintain compliance with applicable environmental laws and regulations. Our failure to comply with applicable environmental laws and regulations, including permit requirements, could result in civil or criminal fines or penalties or in enforcement actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment, or remedial actions. As an owner and operator of real estate, we may be liable under environmental laws for cleanup and other costs and damages, including tort liability, resulting from past or present spills or releases of hazardous or toxic substances on or from our properties. Liability under these laws may be imposed without regard to whether we knew of, or were responsible for, the presence of such substances on our property and, in some cases, may not be limited to the value of the property. Unanticipated situations could give rise to material environmental liabilities. Enactment of new environmental laws or regulations or changes in existing laws or regulations might require significant expenditures. We may be unable to generate funds or other sources of liquidity and capital to fund unforeseen environmental liabilities or expenditures.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Boise Cascade Corporation and Subsidiaries
 Consolidated Statements of Income (Loss)

	Year Ended December 31
	2003	2002	2001
	(thousands, except per-share amounts)

Sales	$8,245,146	$7,412,329	$7,422,175

Costs and expenses
Materials, labor, and other operating expenses	6,653,109	6,013,613	5,990,601
Depreciation, amortization, and cost of company timber harvested	308,332	306,973	296,023
Selling and distribution expenses	950,129	785,883	785,243
General and administrative expenses	158,786	154,284	131,720
Other (income) expense, net	35,787	30,842	129,460

	8,106,143	7,291,595	7,333,047

Equity in net income (loss) of affiliates	8,822	(2,435)	(8,039)

Income from operations	147,825	118,299	81,089

Interest expense	(132,545)	(131,713)	(128,635)
Interest income	1,186	1,525	1,822
Foreign exchange gain (loss)	2,831	(325)	(2,834)

	(128,528)	(130,513)	(129,647)

Income (loss) before income taxes, minority interest, and cumulative effect of accounting changes	19,297	(12,214)	(48,558)
Income tax (provision) benefit	(2,222)	23,554	5,862

Income (loss) before minority interest and cumulative effect of accounting changes	17,075	11,340	(42,696)
Minority interest, net of income tax	—	—	195

Income (loss) before cumulative effect of accounting changes	17,075	11,340	(42,501)
Cumulative effect of accounting changes, net of income tax	(8,803)	—	—

Net income (loss)	8,272	11,340	(42,501)
Preferred dividends	(13,061)	(13,101)	(13,085)

Net loss applicable to common shareholders	$(4,789)	$(1,761)	$(55,586)

Net income (loss) per common share
Basic and diluted before cumulative effect of accounting changes	$.07	$(.03)	$(.96)
Cumulative effect of accounting changes, net of income tax	(.15)	—	—

Basic and diluted	$(.08)	$(.03)	$(.96)

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
 Consolidated Balance Sheets

	December 31
	2003	2002
	(thousands)
ASSETS
Current
Cash and cash equivalents	$124,879	$65,152
Receivables, less allowances of $10,865 and $13,111	574,219	423,976
Inventories	1,609,811	717,966
Deferred income taxes	132,235	52,131
Other	60,148	36,524

	2,501,292	1,295,749

Property
Property and equipment
Land and land improvements	87,703	70,731
Buildings and improvements	890,871	709,127
Machinery and equipment	4,905,012	4,678,112

	5,883,586	5,457,970
Accumulated depreciation	(3,058,527)	(2,915,940)

	2,825,059	2,542,030
Timber, timberlands, and timber deposits	330,667	328,720

	3,155,726	2,870,750

Goodwill	1,107,292	400,541
Intangible assets, net	218,196	24,629
Investments in equity affiliates	44,335	35,641
Other assets	349,318	320,090

Total assets	$7,376,159	$4,947,400

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
 Consolidated Balance Sheets (continued)

	December 31
	2003	2002
	(thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Short-term borrowings	$5,188	$28,000
Current portion of long-term debt	83,016	125,651
Income taxes payable	694	9,512
Accounts payable	1,255,303	519,596
Accrued liabilities
Compensation and benefits	317,934	218,085
Interest payable	34,130	29,928
Other	280,646	122,832

	1,976,911	1,053,604

Debt
Long-term debt, less current portion	1,999,876	1,387,398
Adjustable conversion-rate equity security units	172,500	172,500
Guarantee of ESOP debt	19,087	51,448

	2,191,463	1,611,346

Other
Deferred income taxes	43,311	165,357
Compensation and benefits	564,331	667,694
Other long-term liabilities	256,355	49,868

	863,997	882,919

Minority interest	20,154	—

Commitments and contingent liabilities
Shareholders' equity
Preferred stock—no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 4,117,827 and 4,280,615 shares outstanding	185,302	192,628
Deferred ESOP benefit	(19,087)	(51,448)
Common stock—$2.50 par value; 200,000,000 shares authorized; 87,137,306 and 58,283,719 shares outstanding	214,805	145,709
Additional paid-in capital	1,228,694	474,533
Retained earnings	907,738	952,215
Accumulated other comprehensive loss	(193,818)	(314,106)

Total shareholders' equity	2,323,634	1,399,531

Total liabilities and shareholders' equity	$7,376,159	$4,947,400

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
 Consolidated Statements of Cash Flows

	Year Ended December 31
	2003	2002	2001
	(thousands)
Cash provided by (used for) operations
Net income (loss)	$8,272	$11,340	$(42,501)
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(8,822)	2,435	8,039
Depreciation, amortization, and cost of company timber harvested	308,332	306,973	296,023
Deferred income tax benefit	(19,024)	(34,966)	(17,670)
Pension and other postretirement benefit expense	84,760	37,701	17,542
Cumulative effect of accounting changes, net of income tax	8,803	—	—
Minority interest, net of income tax	—	—	384
Restructuring activities	(806)	(750)	57,929
Write-down and sale of assets	14,699	23,646	54,261
Other	3,630	(1,063)	8,705
Decrease (increase) in working capital, net of acquisitions
Receivables	(22,170)	6,909	78,112
Inventories	72,600	(61,579)	93,084
Accounts payable and accrued liabilities	(62,481)	8,951	(109,150)
Current and deferred income taxes	(22,604)	28,132	(9,620)
Pension and other postretirement benefit payments	(94,811)	(57,775)	(28,151)
Other	65,010	38,525	564

Cash provided by operations	335,388	308,479	407,551

Cash provided by (used for) investment
Expenditures for property and equipment	(217,504)	(218,961)	(304,857)
Expenditures for timber and timberlands	(10,256)	(18,184)	(35,901)
Investments in equity affiliates	127	225	(783)
Acquisition of businesses and facilities, net of cash acquired	(432,571)	(7,171)	(4,655)
Sales of assets	—	—	160,984
Other	(24,103)	(34,548)	(49,299)

Cash used for investment	(684,307)	(278,639)	(234,511)

Cash provided by (used for) financing
Cash dividends paid
Common stock	(35,001)	(34,917)	(34,546)
Preferred stock	(13,864)	(14,548)	(15,175)

	(48,865)	(49,465)	(49,721)
Short-term borrowings	(22,812)	(20,700)	(3,300)
Additions to long-term debt	735,712	232,181	39,559
Payments of long-term debt	(246,589)	(176,964)	(342,084)
Issuance of adjustable conversion-rate equity security units	—	—	165,225
Other	(8,800)	(6,442)	11,163

Cash provided by (used for) financing	408,646	(21,390)	(179,158)

Increase (decrease) in cash and cash equivalents	59,727	8,450	(6,118)
Balance at beginning of the year	65,152	56,702	62,820

Balance at end of the year	$124,879	$65,152	$56,702

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
 Consolidated Statements of Shareholders' Equity

		For the Years Ended December 31, 2001, 2002, and 2003
Common Shares Outstanding		Total Share- holders' Equity	Preferred Stock	Deferred ESOP Benefit	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
		(thousands, except share amounts)

57,337,158	Balance at December 31, 2000	$1,756,972	$210,961	$(107,911)	$143,343	$454,849	$1,074,228	$(18,498)

	Comprehensive loss
	Net loss	(42,501)	—	—	—	—	(42,501)	—
	Other comprehensive loss, net of tax
	Cumulative foreign currency translation adjustment	(9,014)	—	—	—	—	—	(9,014)
	Cash flow hedges	(2,907)	—	—	—	—	—	(2,907)
	Minimum pension liability adjustment	(109,382)	—	—	—	—	—	(109,382)

	Other comprehensive loss	(121,303)	—	—	—	—	—	(121,303)

	Comprehensive loss	$(163,804)

	Cash dividends declared
	Common stock	(34,653)	—	—	—	—	(34,653)	—
	Preferred stock	(15,180)	—	—	—	—	(15,180)	—
717,639	Stock options exercised	21,735	—	—	1,794	19,941	—	—
(3,940)	Treasury stock cancellations	(9,460)	(9,335)	—	(10)	(31)	(84)	—
10,905	Other	22,743	—	27,022	27	(7,807)	3,501	—

58,061,762	Balance at December 31, 2001	$1,578,353	$201,626	$(80,889)	$145,154	$466,952	$985,311	$(139,801)

	Comprehensive loss
	Net income	11,340	—	—	—	—	11,340	—
	Other comprehensive income (loss), net of tax
	Cumulative foreign currency translation adjustment	12,829	—	—	—	—	—	12,829
	Cash flow hedges	861	—	—	—	—	—	861
	Minimum pension liability adjustment	(187,995)	—	—	—	—	—	(187,995)

	Other comprehensive loss	(174,305)	—	—	—	—	—	(174,305)

	Comprehensive loss	$(162,965)

	Cash dividends declared
	Common stock	(34,952)	—	—	—	—	(34,952)	—
	Preferred stock	(14,548)	—	—	—	—	(14,548)	—
218,462	Stock options exercised	6,494	—	—	546	5,948	—	—
(1,148)	Treasury stock cancellations	(9,033)	(8,998)	—	(3)	(9)	(23)	—
4,643	Other	36,182	—	29,441	12	1,642	5,087	—

58,283,719	Balance at December 31, 2002	$1,399,531	$192,628	$(51,448)	$145,709	$474,533	$952,215	$(314,106)

	Comprehensive income
	Net income	8,272	—	—	—	—	8,272	—
	Other comprehensive income, net of tax
	Cumulative foreign currency translation adjustment	65,472	—	—	—	—	—	65,472
	Cash flow hedges	1,887	—	—	—	—	—	1,887
	Minimum pension liability adjustment	52,929	—	—	—	—	—	52,929

	Other comprehensive income	120,288	—	—	—	—	—	120,288

	Comprehensive income	$128,560

	Cash dividends declared
	Common stock	(39,445)	—	—	—	—	(39,445)	—
	Preferred stock	(13,864)	—	—	—	—	(13,864)	—
27,316,955	Stock issued for acquisition	808,172	—	—	68,292	739,880	—	—
1,215,118	Restricted stock	6,461	—	—	—	6,461	—	—
713	Restricted stock vested	—	—	—	2	(2)	—	—
319,139	Stock options exercised	8,554	—	—	798	7,756	—	—
(2,006)	Treasury stock cancellations	(7,378)	(7,326)	—	(5)	(16)	(31)	—
3,668	Other	33,043	—	32,361	9	82	591	—

87,137,306	Balance at December 31, 2003	$2,323,634	$185,302	$(19,087)	$214,805	$1,228,694	$907,738	$(193,818)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Nature of Operations

        In December 2003, we acquired OfficeMax, Inc. (OfficeMax). For more information, see Note 2, OfficeMax Acquisition. OfficeMax is now a subsidiary of Boise Cascade Corporation. After the acquisition Boise Office Solutions, our office products distribution business began reporting two segments, Boise Office Solutions, Contract, and Boise Office Solutions, Retail. Accordingly, in December 2003, we began reporting our business using five (rather than four) reportable segments: Boise Office Solutions, Contract; Boise Office Solutions, Retail; Boise Building Solutions; Boise Paper Solutions; and Corporate and Other. Boise Office Solutions, Contract, markets and sells office supplies and paper, technology products, and office furniture through salespeople, catalogs, the Internet, and stores. Boise Office Solutions, Retail, markets and sells office supplies and paper, technology products, and office furniture through office supply superstores. Boise Building Solutions manufactures, markets, and distributes various products that are used for construction, while Boise Paper Solutions manufactures, markets, and distributes uncoated free sheet papers, containerboard, corrugated containers, newsprint, and market pulp. Corporate and Other includes support staff services and related assets and liabilities.

Consolidation and Use of Estimates

        The consolidated financial statements include the accounts of the company and all subsidiaries after elimination of intercompany balances and transactions. The results of OfficeMax's operations after December 9, 2003, are included in our consolidated financial statements. Our Boise Office Solutions, Contract; Boise Building Solutions; Boise Paper Solutions; and Corporate and Other segments have a December 31 year-end. Our Boise Office Solutions, Retail, segment maintains a fiscal year that ends on the last Saturday in December, which in 2003 was December 27. We consolidate the fiscal-year results of Boise Office Solutions, Retail, with the calendar-year results of our other segments. Due to statutory requirements, the retail segment's majority-owned subsidiary in Mexico maintains a calendar year-end. The subsidiary is consolidated in our results of operations one month in arrears.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may vary from those estimates.

Foreign Currency Translation

        Local currencies are considered the functional currencies for most of our operations outside the United States. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average monthly exchange rates prevailing during the year. Resulting translation adjustments are included in "Accumulated other comprehensive loss." The foreign exchange losses reported in the Consolidated Statements of Income (Loss) rose primarily from transaction adjustments where the U.S. dollar is the functional currency (see Note 12, Financial Instruments).

Revenue Recognition

        We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed and determinable, and collectibility is reasonably assured. Delivery is not considered to have occurred until the customer takes title and assumes the risks and rewards of ownership. The timing of revenue recognition is dependent on shipping terms. Revenue is recorded at the time of shipment for terms designated free on board (f.o.b.) shipping point. For sales transactions designated f.o.b. destination, revenue is recorded when the product is delivered to the customer's delivery site.

Cash and Cash Equivalents

        Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. Cash equivalents totaled $6.7 million and $4.3 million at December 31, 2003 and 2002, respectively.

Vendor Rebates and Allowances

        We receive rebates and allowances from our vendors under a number of different programs, including cooperative advertising programs and other vendor marketing programs. These rebates and allowances are accounted for in accordance with Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Rebates and allowances received from our vendors are deferred in inventory with the cost of the associated product and are recognized as a reduction of "Materials, labor, and other operating expenses" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred. See Note 5, Accounting Changes, for information related to the 2003 accounting change for vendor allowances.

        Included in the vendor rebate programs referred to above are various volume purchase rebate programs. These programs generally include annual purchase targets and may offer increasing tiered rebates based on our reaching defined purchase levels. For such tiered rebate programs, the company calculates an estimated consideration based on expected purchases during the rebate program period. We review sales projections and related purchases on a quarterly basis and adjust the estimated consideration accordingly. We record consideration received for these programs as a reduction of "Materials, labor, and other operating expenses" as the related inventory is sold.

Inventory Valuation

        Inventories are valued at the lower of cost or market. Cost is based on the last-in, first-out (LIFO) method of inventory valuation for raw materials and finished goods inventories at most of our domestic building materials and paper manufacturing facilities. Approximately 14% of our inventories are accounted for under this method. For all other inventories, cost is based on the average or first-in, first-out (FIFO) valuation method. Manufactured inventories include costs for materials, labor, and factory overhead.

        Inventories include the following:

	December 31
	2003	2002
	(thousands)

Merchandise inventories	$1,246,058	$342,012
Finished goods and work in process	210,956	203,607
Logs	51,572	63,026
Other raw materials and supplies	145,390	147,132
LIFO reserve	(44,165)	(37,811)

	$1,609,811	$717,966

Property and Equipment

        Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the net amount of interest cost associated with significant capital additions. Capitalized interest was $0.4 million in 2003, $3.9 million in 2002, and $1.9 million in 2001. Gains and losses from sales and retirements are included in income (loss) as they occur. Most of our paper and wood products manufacturing facilities determine depreciation by a units-of-production method that approximates straight-line over three to five years; other operations use the straight-line method over the estimated useful lives of the assets or the terms of the respective leases.

        The estimated useful lives of depreciable assets are generally as follows: building and improvements, 20 to 40 years; furniture and equipment, 5 to 10 years; and machinery, equipment, and delivery trucks, 3 to 20 years. Leasehold improvements are amortized over the lesser of the term of the lease or 30 years.

Timber and Timberlands

        Timber and timberlands are stated at cost, less the accumulated cost of timber previously harvested. The vast majority of our timberlands are long-rotation and have growing cycles averaging over 40 years. Costs for activities related to the establishment of a new crop of trees are capitalized. These include activities such as site preparation, seeding, and planting. Costs for activities conducted following new crop establishment are expensed as incurred. These include activities such as thinning, fertilization, pest control, and herbicide applications. Operating lease payments for timberlands are expensed as incurred. At our short-rotation fiber farms, which have growing cycles averaging seven years, costs of planting, thinning, fertilization, pest control, herbicide application, and irrigation are capitalized in accordance with accounting requirements for agricultural products, which this timber more closely resembles. Costs of administration, insurance, property taxes, and interest are expensed on all operations, regardless of growing cycle lengths. We charge capitalized costs, excluding land, against revenue at the time the timber is sold, based on periodically determined depletion rates. These charges are included in "Depreciation, amortization, and cost of company timber harvested" in the accompanying Consolidated Statements of Income (Loss).

        The timberlands we own or control support our manufacturing facilities in economically segregated geographic areas. We determine timberland depletion rates for each identifiable geographic area. For our short-rotation fiber farms, capitalized costs are accumulated by specifically identifiable farm blocks. As these blocks are harvested, the accumulated capitalized costs on the block are charged against harvest revenues as depletion. For our longer-rotation timberland properties, we calculate depletion rates at the end of each year based on capitalized costs and the total estimated volume of timber that is mature enough to be harvested and processed. We compute the estimated timber inventory volume by adding an estimate of current-year growth to the prior-year ending balance, less the current-year harvest. We test the volume and growth estimates periodically, using statistical sampling techniques and data, and we revise them when appropriate. We use the depletion rate calculated at the end of the year to calculate the cost of timber harvested in the subsequent year. We do not change our accounting when the timber reaches maturity or when harvesting begins. We amortize logging roads over their expected useful lives or as related timber is harvested.

        We acquire a portion of our wood requirements from outside sources. Our total obligation for timber under contract was estimated to be approximately $58 million at December 31, 2003. Except for deposits required pursuant to wood supply contracts, these obligations are not recorded in our financial statements until contract payment terms take effect. The obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business, timber availability, and the status of environmental appeals.

Facility Closure Reserves

        We review our real estate portfolio to identify underperforming facilities and close those facilities that are no longer strategically or economically viable. We account for store closure costs in accordance with Statement of Financial Accounting Standards (SFAS) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. In accordance with SFAS No. 146, we accrue a liability for the cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred, except for liabilities for one-time termination benefits that are incurred over time. We record a liability for the discounted value of contract termination costs on the date we terminate the contract; if we do not terminate the contract, but cease using the property, we record the discounted liability on the date we cease using the property. The liability is recorded net of the amount for which the property either is or could be subleased. Accretion expense is recognized over the life of the payments. Store closures identified as a result of the OfficeMax acquisition were accounted for in accordance with EITF 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination. These charges were accounted for as exit activities in connection with the acquisition, and we did not recognize a charge to income in our Consolidated Statement of Income. We have not finalized our integration plans and future closures, and additional facility closure reserves are expected. See Note 15, Cost-Reduction Program, Restructuring Activities, and Facility Closures, for additional information.

Long-Lived Asset Impairment

        We account for the impairment of long-lived assets in all of our segments in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. An impairment of a long-lived asset exists when the carrying value of an asset exceeds its fair value and when the carrying value is not recoverable through future operations. We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In December 2003, we recorded a $14.7 million pretax charge for the write-down of impaired assets at our plywood and lumber operations in Yakima, Washington. We also recorded $5.7 million of tax benefits associated with the write-down. For more information, see Note 4, Other (Income) Expense, Net.

Goodwill and Intangible Assets

        Effective January 1, 2002, we adopted the provisions of Financial Accounting Standards Board (FASB) SFAS No. 142, Goodwill and Other Intangible Assets. Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. In 2001, prior to the adoption of SFAS No. 142, goodwill was amortized on a straight-line basis over its expected useful life, not to exceed 40 years, and we periodically reviewed the recoverability of goodwill and intangible assets. See Note 10, Goodwill and Intangible Assets, for a reconciliation of our 2001 reported net loss and net loss per share to amounts adjusted for the exclusion of goodwill amortization. We assess goodwill and intangible assets with indefinite lives for impairment at least annually using a fair-value-based approach. We completed our annual assessment in accordance with the provisions of the standard in first quarter 2003, and there was no impairment.

        Intangible assets represent the values assigned to trade names, customer lists and relationships, noncompete agreements, and exclusive distribution rights of businesses acquired. The trade name assets have an indefinite life and are not amortized. All other intangible assets are amortized on a straight-line basis over their expected useful lives, which range from three to 20 years (see Note 10, Goodwill and Intangible Assets).

Investments in Equity Affiliates

        We use the equity method to account for investments that we do not control but in which we have significant influence. We periodically review the recoverability of investments in equity affiliates. The measurement of possible impairment is based on the estimated fair value of our investment (see Note 9, Investments in Equity Affiliates).

Deferred Software Costs

        We defer internal-use software costs that benefit future years. These costs are amortized on the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets includes deferred software costs of $69.1 million and $63.4 million at December 31, 2003 and 2002. Amortization of deferred software costs totaled $22.7 million, $21.4 million, and $20.3 million in 2003, 2002, and 2001.

Environmental Remediation and Compliance

        Effective January 1, 2003, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which affects the way we account for landfill closure costs. This statement requires us to record an asset and a liability (discounted) for estimated closure and closed-site monitoring costs and to depreciate the asset over the landfill's expected useful life. Previously, we accrued for the closure costs over the life of the landfill and expensed monitoring costs as incurred. We record liabilities when assessments and/or remedial efforts are probable and the cost can be reasonably estimated. These liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. See Note 5, Accounting Changes, for the impact of adopting SFAS No. 143 on our Consolidated Statement of Income.

Stock-Based Compensation

        Prior to 2003, we accounted for our stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations. See Note 14, Shareholders' Equity, for a discussion of our plans. Under APB Opinion No. 25, we recognized compensation expense based on the difference, if any, between the market value of the stock and the exercise price at the measurement date. The measurement date is the date at which both the number of shares/options and the exercise price for each share/option are known. Under APB Opinion No. 25, we recognized $0.3 million of pretax compensation expense in 2002 and 2001 in our Consolidated Statements of Income (Loss).

        In 2003, we adopted the fair-value-based method of accounting for stock-based employee compensation using the prospective method of transition for all employee awards granted on or after January 1, 2003. Awards under our plans vest over periods up to three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income in 2003 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS No. 123. During 2003, in our Consolidated Statement of Income, we recognized $6.9 million of pretax compensation expense, of which $6.5 million related to restricted stock for which the expense recognized under APB Opinion No. 25 or SFAS No. 123 would have been approximately the same. For more information, see Note 5, Accounting Changes.

        The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair-value-based method to all outstanding and unvested awards in each period.

	Year Ended December 31
	2003	2002	2001
	(thousands, except per-share amounts)

Reported net income (loss)	$8,272	$11,340	$(42,501)
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	4,234	158	196
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(9,280)	(10,698)	(12,027)

Pro forma net income (loss)	3,226	800	(54,332)
Preferred dividends	(13,061)	(13,101)	(13,085)

Pro forma net loss applicable to common shareholders	$(9,835)	$(12,301)	$(67,417)

Basic and diluted loss per share
As reported	$(.08)	$(.03)	$ (.96)
Pro forma	(.16)	(.21)	(1.17)

        The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards may occur in future years. To calculate stock-based employee compensation expense under SFAS No.123, we estimated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003, 2002, and 2001: risk-free interest rates of 4.0% in 2003 and 2002 and 5.4% in 2001, expected dividends of 60 cents per share for each year, expected lives of 4.3 years in all periods, and expected stock price volatility of 40% in 2003 and 2002 and 30% in 2001.

        We calculate compensation expense for restricted stock awards based on the fair value of Boise's stock on the date of grant. We recognize the expense over the vesting period. See Note 14, Shareholders' Equity.

Research and Development Costs

        We expense research and development costs as incurred. During 2003, research and development expenses were $3.0 million, compared with $3.1 million in 2002 and $4.8 million in 2001.

Advertising and Catalog Costs

        Advertising costs are either expensed the first time the advertising takes place or, in the case of direct-response advertising, capitalized and charged to expense in the periods in which the related sales occur. Advertising expense was $113.6 million in 2003, $41.3 million in 2002, and $45.0 million in 2001 and is recorded in "Selling and distribution expenses." Capitalized catalog costs, which are included in "Other current assets," totaled $16.3 million at December 31, 2003, and $13.3 million at December 31, 2002.

Pre-Opening Expenses

        Our Boise Office Solutions, Retail, segment incurs pre-opening expenses prior to opening a retail store. These pre-opening expenses consist primarily of store payroll, supplies, and grand opening advertising and are expensed as incurred. We did not incur any material pre-opening expenses in 2003.

Recently Adopted Accounting Standards

        In December 2003, the FASB issued a revised SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits. This statement revised companies' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. It does not change the measurement or recognition of our plans. We adopted this statement in December 2003, and it had no impact on our financial position or results of operations.

        In November 2003, the FASB's EITF reached a consensus on EITF 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers. The consensus required that consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor's sales incentives offered directly to consumers be recorded as revenue rather than as a reduction of cost of goods sold. We adopted EITF 03-10 on January 1, 2004, and it did not have a material impact on our financial position or results of operations.

        In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments With Characteristics of Both Liabilities and Equity. SFAS No. 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of free-standing financial instruments that embody obligations for the issuer. The statement was effective on July 1, 2003, for financial instruments entered into or modified after May 31, 2003, and otherwise effective for existing financial instruments entered into before May 31, 2003. We adopted this statement July 1, 2003, and it did not have a material impact on our financial position or results of operations.

        In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued a revised FASB Interpretation No. 46. Interpretation No. 46, as revised, required us to reclassify $172.5 million of "Adjustable conversion-rate equity security units" from "Minority Interest" to "Debt" in our Consolidated Balance Sheets and recognize distributions on these securities as "Interest expense" rather than "Minority interest, net of income tax" in our Consolidated Statements of Income (Loss). As allowed by the FASB's revised Interpretation No. 46, prior years' financial statements have been reclassified to conform with the current year's presentation. In all periods presented, there was no net effect on earnings, and the reclassification of these securities to debt did not affect our financial covenants.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of Interpretation No. 45 became effective for periods ending after December 15, 2002. The recognition and measurement provisions of Interpretation No. 45 became effective January 1, 2003. This statement did not have a material impact on our financial position or results of operations.

        In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated With Exit or Disposal Activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, as opposed to the date of an entity's commitment to an exit plan. It also establishes that fair value is the objective for initial measurement of the liability. We adopted this statement January 1, 2003, and it did not have a material impact on our financial position or results of operations.

        See Note 5, Accounting Changes, for a discussion of SFAS No. 143, Accounting for Asset Retirement Obligations; SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure; and EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor, and their effect on our consolidated financial statements. In addition, see Note 13, Retirement and Benefit Plans, for a discussion of FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Reclassifications

        Certain amounts in prior years' financial statements have been reclassified to conform with the current year's presentation. These reclassifications did not affect net income (loss).

2.     OfficeMax Acquisition

        On December 9, 2003, we completed our acquisition of OfficeMax, Inc. We acquired 100% of the voting equity interest. OfficeMax is now a subsidiary of Boise Cascade Corporation, and the results of OfficeMax operations after December 9, 2003, are included in our consolidated financial statements. OfficeMax is a retail distributor of office supplies and paper, technology products, and office furniture. Our OfficeMax superstores feature CopyMax® and FurnitureMax® in-store modules devoted to print-for-pay services and office furniture. OfficeMax has operations in the United States, Puerto Rico, the U.S. Virgin Islands, and a 51%-owned joint venture in Mexico.

        Growing our distribution businesses has been a part of our long-term strategy for many years. The acquisition of OfficeMax is a major step in advancing that strategy. The acquisition more than doubles the size of our office products business. Combining OfficeMax's retail expertise and strong brand with our contract office product segment's strength in serving contract customers will allow the combined office products business to better serve our customers across all distribution channels, meeting the needs of every market segment. The acquisition creates opportunities for synergies that will come from offering more products and services across more customer segments, purchasing leverage from increased scale, and reduced costs in logistics, marketing, and administration.

        The aggregate consideration paid for the acquisition was as follows:

(thousands)

Fair value of Boise common stock issued	$808,172
Cash consideration for OfficeMax common shares exchanged	486,738
Transaction costs	20,000

1,314,910
Debt assumed by Boise	81,627

$1,396,537

        We paid OfficeMax shareholders $1.3 billion for the acquisition, paying 60% of the purchase price in Boise common stock and 40% in cash. OfficeMax shareholders had the opportunity to elect to receive cash or stock for their OfficeMax shares. Each shareholder's election was subject to proration, depending on the elections of all OfficeMax shareholders. As a result of this proration, OfficeMax shareholders electing Boise stock received approximately .230419 share of Boise stock and $3.1746 in cash for each of their OfficeMax shares. Fractional shares were paid in cash. OfficeMax shareholders electing cash or who had no consideration preference, as well as those shareholders who made no effective election, received $9.333 in cash for each of their OfficeMax shares. After the proration, the $1.3 billion paid to OfficeMax shareholders consisted of $486.7 million in cash and the issuance of 27.3 million of Boise common shares valued at $808.2 million. The value of the common shares issued was determined based on the average market price of our common shares over a ten-day trading period before the acquisition closed on December 9, 2003.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed on December 9, 2003. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.

December 9, 2003
(thousands)

Current assets	$1,288,346
Property and equipment	324,760
Goodwill	675,173
Intangible assets	191,800
Other assets	142,344

Assets acquired	2,622,423

Current liabilities	1,032,376
Long-term debt	81,627
Other liabilities	193,510

Liabilities assumed	1,307,513

Net assets acquired	$1,314,910

        The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. Goodwill of $607.7 million was recorded in our Boise Office Solutions, Retail, segment, and $67.5 million was recorded in our Boise Office Solutions, Contract, segment.

Of the $675.2 million recorded in goodwill, $132.0 million is expected to be deductible as operating expenses for tax purposes.

        The amount allocated to intangible assets was attributed to the following categories:

(thousands)

Trade names	$177,000
Noncompete agreements	12,600
Customer lists and relationships	2,200

$191,800

        The trade name assets represent the fair value of the OfficeMax name and other trade names. This asset has an indefinite life and is not amortized. All other intangible assets are amortized on a straight-line basis over their expected useful lives. Noncompete agreements are amortized over four to five years, and customer lists and relationships are amortized over three to five years. In addition to the above intangible assets, we also calculated the fair value of operating leases. A portion of the acquired lease portfolio represented favorable operating leases, compared with current market conditions, and a portion represented unfavorable operating leases, compared with current market conditions. The favorable leases totaled $98.6 million and, after considering renewal periods, have an estimated weighted average life of 23 years. The unfavorable leases totaled $113.1 million and have an estimated weighted average life of nine years. The net favorable and unfavorable leases are recorded in "Other long-term liabilities." Both the favorable and unfavorable leases are amortized on the straight-line basis over their respective weighted average lives.

        The following table summarizes unaudited pro forma financial information assuming the OfficeMax acquisition had occurred on January 1, 2003 and 2002. OfficeMax's fiscal year ended on the Saturday prior to the last Wednesday in January. The unaudited pro forma financial information uses OfficeMax data for the months corresponding to Boise's December 31 year-end. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position. We have not finalized our integration plans. Accordingly, this pro forma information does not include all costs related to the integration. When the costs are determined, they will either increase the amount of goodwill recorded or decrease net income, depending on the nature of the costs. We also expect to realize operating synergies. Synergies will come from offering more products and services across more customer segments, purchasing leverage from increased scale, and reduced costs in logistics, marketing, and administration. The pro forma information does not reflect these potential expenses and synergies.

	2003	2002
	(thousands except per-share amounts)

Sales	$12,864,790	$12,185,675
Net income (loss) before cumulative effect of accounting changes	$2,327	$(53,190)
Cumulative effect of accounting changes, net of income tax	(8,803)	—

Net loss	$(6,476)	$(53,190)

Net loss per common share
Basic and diluted before cumulative effect of accounting changes	$(.13)	$(.78)
Cumulative effect of accounting changes, net of income tax	(.10)	—
Basic and diluted	$(.23)	$(.78)

3.     Net Income (Loss) Per Common Share

        Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by applicable shares outstanding. For all periods presented, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss were the same.

	Year Ended December 31
	2003	2002	2001
	(thousands, except per-share amounts)
Basic and diluted
Income (loss) before cumulative effect of accounting changes	$17,075	$11,340	$(42,501)
Preferred dividends(a)	(13,061)	(13,101)	(13,085)

Basic and diluted income (loss) before cumulative effect of accounting changes(b)	4,014	(1,761)	(55,586)
Cumulative effect of accounting changes, net of income tax	(8,803)	—	—

Basic and diluted loss	$(4,789)	$(1,761)	$(55,586)

Average shares used to determine basic and diluted income (loss) per common share(b)(c)	60,093	58,216	57,680

Basic and diluted income (loss) per common share before cumulative effect of accounting changes	$ .07	$(.03)	$(.96)
Cumulative effect of accounting changes	(.15)	—	—
Basic and diluted loss per common share	$(.08)	$(.03)	$(.96)
(a)
The dividend attributable to our Series D Convertible Preferred Stock held by our employee stock ownership plan (ESOP) is net of a tax benefit.

(b)
Adjustments totaling $1.2 million in 2003 and $1.3 million in 2002 and 2001, which would have reduced the basic loss to arrive at diluted loss, were excluded because the calculation of diluted loss per share was antidilutive. Also in 2003, 2002, and 2001, potentially dilutive common shares of 4.1 million, 3.9 million, and 4.1 million were excluded from average shares because they were antidilutive.

(c)
Options to purchase 7.3 million, 5.6 million, and 2.9 million shares of common stock were outstanding during 2003, 2002, and 2001 but were not included in the computation of diluted loss per share because the exercise prices of the options were greater than the average market price of the common shares. Forward contracts to purchase 5.4 million, 5.1 million, and 5.2 million shares of common stock were outstanding during 2003, 2002, and 2001 but were not included in the computation of diluted loss per share because the securities were not dilutive under the treasury stock method. These forward contracts are related to our adjustable conversion-rate equity security units (see Note 11, Debt).

4.     Other (Income) Expense, Net

        "Other (income) expense, net" includes miscellaneous income and expense items. The components of "Other (income) expense, net" in the Consolidated Statements of Income (Loss) are as follows:

	Year Ended December 31
	2003	2002	2001
	(thousands)

2003 cost-reduction program (Note 15)	$10,114	$—	$—
Write-down of impaired assets	14,699	—	—
OfficeMax acquisition costs (Note 2)	4,722	—	—
Sale and write-down of investment in IdentityNow (Note 9)	—	23,646	54,261
European sale reserve reversal	—	(1,388)	(5,000)
Restructuring activities (Note 15)	(806)	(750)	57,929
Sales of receivables (Note 8)	3,272	4,387	8,372
Postretirement benefits	—	—	10,871
Other, net	3,786	4,947	3,027

	$35,787	$30,842	$129,460

        In December 2003, we recorded a $14.7 million pretax charge for the write-down of impaired assets at our plywood and lumber operations in Yakima, Washington. We also recorded $5.7 million of tax benefits associated with the write-down. The write-down resulted from our internal review of the operations and indications of current market value. We recorded the write-down in our Boise Building Solutions segment in "Other (income) expense, net" and the tax benefits in "Income tax (provision) benefit" in the Consolidated Statement of Income.

        In 2001, our Corporate and Other segment recorded a $10.9 million pretax, noncash charge to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers. These workers participated in a multiemployer trust that converted to a single employer trust.

5.     Accounting Changes

Asset Retirement Obligations

        Effective January 1, 2003, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which affects the way we account for landfill closure costs. This statement requires us to record an asset and a liability (discounted) for estimated closure and closed-site monitoring costs and to depreciate the asset over the landfill's expected useful life. Previously, we accrued for the closure costs over the life of the landfill and expensed monitoring costs as incurred. Effective January 1, 2003, we recorded a one-time after-tax charge of $4.1 million, or 7 cents per share, as a cumulative-effect adjustment for the difference between the amounts recognized in our consolidated financial statements prior to the adoption of this statement and the amount recognized after adopting the provisions of SFAS No. 143. On a pro forma basis, if the provisions of this statement had been in effect during 2002 and 2001, our net loss and diluted loss per share for 2002 and 2001 would not have materially changed.

        We record liabilities when assessments and/or remedial efforts are probable and the cost can be reasonably estimated. These liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation, and other economic factors. On a pro forma basis, if the provisions of this statement had been in effect during

2002, the pro forma amount of our liabilities, measured using current information, assumptions, and interest rates, would not have materially changed.

Stock-Based Compensation

        In 2003, we adopted the fair-value-based method of accounting for stock-based employee compensation using the prospective method of transition under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (see Note 1, Summary of Significant Accounting Policies, under the caption "Stock-Based Compensation"). The adoption did not materially affect our financial position or results of operations.

Vendor Rebates and Allowances

        We participate in various cooperative advertising and other vendor marketing programs with our vendors. We also participate in various volume purchase rebate programs. Effective January 1, 2003, we adopted an accounting change for vendor allowances to comply with the guidelines issued by the FASB's Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Under EITF 02-16, consideration received from a vendor is presumed to be a reduction of the cost of the vendor's products or services, unless it is for a specific incremental cost to sell the product. In accordance with the provisions of EITF 02-16, prior-period financial statements were not reclassified to conform with the current year's presentation.

        In addition, under the new guidance, vendor allowances reside in inventory with the product and are recognized when the product is sold, changing the timing of our recognition of these items. This change resulted in a one-time, noncash, after-tax charge of $4.7 million, or 8 cents per share, in 2003.

        On a pro forma basis, if EITF 02-16 had been in effect during 2002 and 2001, approximately $36 million and $35 million of vendor allowances would have been reflected as a reduction of "Materials, labor, and other operating expenses." In addition, reported "Selling and distribution expenses" would have increased by similar amounts, with no material impact on our results of operations.

6.     Income Taxes

        The income tax (provision) benefit shown in the Consolidated Statements of Income (Loss) includes the following:

	Year Ended December 31
	2003	2002	2001
	(thousands)
Current income tax (provision) benefit
Federal	$—	$(7)	$(926)
State	—	—	(2,296)
Foreign	(21,246)	(11,405)	(8,586)

	(21,246)	(11,412)	(11,808)

Deferred income tax (provision) benefit
Federal	14,158	31,222	12,910
State	1,588	3,562	4,760
Foreign	3,278	182	—

	19,024	34,966	17,670

	$(2,222)	$23,554	$5,862

        During 2003, 2002, and 2001, we made cash payments, net of refunds received, of $22.5 million, $(12.7) million, and $13.0 million.

        A reconciliation of the statutory U.S. federal tax (provision) benefit and our reported tax (provision) benefit is as follows:

	Year Ended December 31
	2003	2002	2001
	(thousands)
Statutory tax (provision) benefit	$(6,754)	$4,275	$17,006
State taxes	1,032	3,809	1,601
Foreign tax provision different from theoretical rate	(8,522)	(3,187)	(2,877)
Charitable contributions	—	95	4,725
Basis difference in investments disposed of	—	16,383	—
Tax settlement, net of other charges	2,924	—	—
ESOP dividend deduction	4,120	3,739	3,375
Nondeductible write-down of assets	—	—	(14,871)
Other, net	4,978	(1,560)	(3,097)

Reported tax (provision) benefit	$(2,222)	$23,554	$5,862

        At December 31, 2003, we had $121.7 million of alternative minimum tax credits, which may be carried forward indefinitely. At December 31, 2003, we had a $336.0 million federal net operating loss carryover, which will expire in 2022 and 2023.

        The components of the net deferred tax liability in the Consolidated Balance Sheets are as follows:

	December 31
	2003		2002
	Assets	Liabilities	Assets	Liabilities
	(thousands)

Employee benefits	$287,582	$66,124	$296,472	$77,906
Property and equipment and timber and timberlands	29,175	536,524	24,000	530,617
Goodwill	368	27,693	299	17,561
Net operating loss	136,238	—	68,316	—
Alternative minimum tax	121,725	—	105,028	—
Reserves	69,641	794	10,479	1,500
Inventories	44,469	—	9,012	—
State income taxes	35,507	45,081	43,530	49,349
Deferred charges	2,356	12,202	1,369	11,547
Investments	2,853	3,761	2,660	4,166
Other	75,410	24,221	38,873	20,618

	$805,324	$716,400	$600,038	$713,264

        Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. We did not record a valuation allowance in any of the years presented.

        Pretax income (loss) from domestic and foreign sources is as follows:

	Year Ended December 31
	2003	2002	2001
	(thousands)

Domestic	$(18,362)	$(33,394)	$(60,052)
Foreign	37,659	21,180	11,494

Pretax income (loss)	$19,297	$(12,214)	$(48,558)

        At December 31, 2003, our foreign subsidiaries had $91.0 million of undistributed earnings that had been indefinitely reinvested. It is not practical to make a determination of the additional U.S. income taxes, if any, that would be due upon remittance of these earnings until the remittance occurs.

7.     Leases

        We capitalize lease obligations for which we assume substantially all property rights and risks of ownership. We did not have any material capital leases during any of the periods presented. We lease our retail store space as well as other property and equipment under operating leases. Some of our leases require percentage rentals on sales above specified minimums, contain escalation clauses and renewal options, and are noncancelable with aggregate minimum lease payment requirements. For the leases that contain predetermined fixed escalation clauses, we recognize the related rent expense on a straight-line basis over the life of the lease and record the difference between the amounts charged to operations and amounts paid to "Other long-term liabilities" in our Consolidated Balance Sheets. "Other long-term liabilities" included approximately $8.1 million and $5.7 million related to these future escalation clauses in 2003 and 2002.

        The components of total rent expense for all operating leases is as follows:

	Year Ended December 31
	2003	2002	2001
	(thousands)

Minimum rentals	$77,038	$60,664	$60,660
Percentage rentals	3,222	2,890	2,754
Sublease rentals	(1,415)	(1,269)	(1,249)

	$78,845	$62,285	$62,165

        For operating leases with remaining terms of more than one year, the minimum lease payment requirements are $387.1 million for 2004, $358.2 million for 2005, $324.8 million for 2006, $280.4 million for 2007, and $253.0 million for 2008, with total payments thereafter of $1,281.0 million. These minimum lease payments do not include contingent rental expenses that may be paid based on a percentage in excess of stipulated amounts. These future minimum lease payment requirements have not been reduced by $63.7 million of minimum sublease rentals due in the future under noncancelable subleases.

8.     Receivables

        We have sold fractional ownership interests in a defined pool of trade accounts receivable. At December 31, 2003, $250 million of sold accounts receivable were excluded from "Receivables" in the accompanying Consolidated Balance Sheets, compared with $200 million excluded at December 31, 2002 and 2001. The portion of fractional ownership interest we retain is included in "Receivables" in the Consolidated Balance Sheets. The increase at December 31, 2003, in sold accounts receivable of $50 million over the amount at December 31, 2002, provided cash from operations in 2003. This program consists of a revolving sale of receivables for 364 days and is subject to renewal. Costs related to the program are included in "Other (income) expense, net" in the Consolidated Statements of Income (Loss); see Note 4, Other (Income) Expense, Net. Under the accounts receivable sale agreements, the maximum amount available from time to time may not exceed $250 million and is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables, and the historical performance of the receivables.

9.     Investments in Equity Affiliates

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

        In May 2002, we sold the stock of our wholly owned subsidiary that held our investment in IdentityNow. We recorded a $23.6 million pretax loss related to this sale. We also recorded

$27.6 million of tax benefits associated with this sale and our previous write-down. This transaction resulted in a net after-tax gain of $4 million in 2002.

        In 2002 and 2001, the loss on the sale and the write-down discussed above are included in our Corporate and Other segment and in "Other (income) expense, net," and the tax benefits are included in "Income tax (provision) benefit" in the Consolidated Statements of Income (Loss).

        Our principal investment in affiliates, which we account for under the equity method, is a 47% interest in Voyageur Panel, which owns an oriented strand board plant in Barwick, Ontario, Canada. A Canadian forest products manufacturer and two insurance companies own the other equity interests. Our investment in this venture was $44.2 million and $35.5 million at December 31, 2003 and 2002. During 2003, Voyageur Panel had sales to Boise of $62.1 million, compared with $33.0 million in 2002 and $27.5 million in 2001. We have an agreement with Voyageur Panel under which we operate the plant and market its product. During 2003, Voyageur Panel paid us sales commissions of $3.7 million, compared with $2.2 million in 2002 and $1.9 million in 2001. Management fees paid to us by Voyageur Panel were $1.1 million in 2003, 2002, and 2001. At December 31, 2002, the debt of this affiliate, which was issued without recourse to us, totaled $5.2 million. During 2003, Voyageur Panel paid the debt balance in full. The other shareholders have the right to require Voyageur Panel to buy their equity interests at fair market value. We have the right to buy any shares sold back to Voyageur Panel before they are sold to other investors.

10.  Goodwill and Intangible Assets

        Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. Effective January 1, 2002, we adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. This statement requires us to assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We completed our annual assessment in accordance with the provisions of the standard in first quarter 2003, and there was no impairment. Based on our review for impairment indicators in the last three quarters of 2003, we have determined that an impairment review is not required prior to our annual review during first quarter 2004. We also evaluated the remaining useful lives of our finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. We determined that no adjustments to the useful lives of our finite-lived purchased intangible assets were necessary. The finite-lived purchased intangible assets consist of customer lists and relationships, noncompete agreements, and exclusive distribution rights. These intangible assets are discussed in more detail below.

        We stopped amortizing goodwill January 1, 2002. A reconciliation of 2001 previously reported net loss and net loss per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effects, is as follows (thousands, except per-share amounts):

Reported net loss	$(42,501)
Goodwill amortization, net of tax	8,864

Adjusted net loss	$(33,637)

Reported basic and diluted loss per share	$(.96)
Goodwill amortization, net of tax	.15
Adjusted basic and diluted loss per share	$(.81)

        Changes in the carrying amount of goodwill by segment are as follows:

	Boise Office Solutions, Contract	Boise Office Solutions, Retail	Boise Building Solutions	Total
	(thousands)

Balance at December 31, 2001	$373,545	$—	$11,640	$385,185
Goodwill acquired during year	3,782	—	—	3,782
Effect of foreign translation	14,280	—	(1)	14,279
Purchase price adjustments	(2,705)	—	—	(2,705)

Balance at December 31, 2002	388,902	—	11,639	400,541
Goodwill acquired during year (Note 2)	67,517	607,656	—	675,173
Effect of foreign translation	33,894	—	—	33,894
Purchase price adjustments	(2,316)	—	—	(2,316)

Balance at December 31, 2003	$487,997	$607,656	$11,639	$1,107,292

        Intangible assets represent the values assigned to trade names, customer lists and relationships, noncompete agreements, and exclusive distribution rights of businesses acquired. The trade name assets have an indefinite life and are not amortized. All other intangible assets are amortized on a straight-line basis over their expected useful lives. Customer lists and relationships are amortized over three to 20 years, noncompete agreements over three to five years, and exclusive distribution rights over ten years. Intangible assets consisted of the following:

	Year Ended December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names	$177,000	$—	$177,000
Customer lists and relationships	32,692	(6,936)	25,756
Noncompete agreements	17,894	(4,984)	12,910
Exclusive distribution rights	3,363	(833)	2,530

	$230,949	$(12,753)	$218,196

	Year Ended December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Customer lists and relationships	$25,556	$(4,263)	$21,293
Noncompete agreements	4,981	(3,971)	1,010
Exclusive distribution rights	2,919	(593)	2,326

	$33,456	$(8,827)	$24,629

        Intangible asset amortization expense totaled $3.1 million in 2003 and 2002, and $2.8 million in 2001. The estimated amortization expense is $6.6 million, $6.4 million, $6.3 million, $5.2 million, and $4.8 million in 2004, 2005, 2006, 2007, and 2008, respectively.

11.  Debt

Credit Agreements

        In March 2002, we entered into a three-year, unsecured revolving credit agreement with 14 major financial institutions. The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. The borrowing capacity under the agreement can be expanded to a maximum of $600 million. Borrowings under the agreement were $210 million at December 31, 2003. In addition to these borrowings, $40.5 million of letters of credit are considered a draw on the revolver, thus reducing our borrowing capacity as of December 31, 2003, to $309.5 million. At December 31, 2003, our borrowing rate under the revolving credit agreement was 2.5%. We have entered into interest rate swaps to hedge the cash flow risk from the variable interest payments on $100 million of LIBOR-based debt, which gave us an effective interest rate for outstanding borrowings under the revolving credit agreement of 4.1% at December 31, 2003. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. At December 31, 2003, we were in compliance with these covenants. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at December 31, 2003, exceeded the defined minimum by $1,037.4 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

        In December 2003, we entered into a 19-month, unsecured credit agreement with 13 major financial institutions. Under the agreement, we borrowed $150 million at variable interest rates based on either the LIBOR or the prime rate. At December 31, 2003, our borrowing rate under the agreement was 3.3%. The credit agreement contains financial covenants that are essentially the same as those in our revolving credit agreement discussed above, except that the terms require that the net proceeds of asset sales in excess of the first $100 million be used to reduce the loan balance. The agreement also states that a lien will be applied to no less than $300 million of our inventory if our credit ratings fall to either BB- or Ba3 or lower. When the agreement expires in June 2005, any amount outstanding will be due and payable.

Note Agreements

        In August 2003, we issued $50 million of 7.45% medium-term notes due in 2011. The proceeds of the notes were used for general corporate purposes.

        In October 2003, we issued $300 million of 6.5% senior notes due in 2010 and $200 million of 7.0% senior notes due in 2013. We may redeem all or part of the senior notes at any time at redemption prices defined in the indenture. Net proceeds from the senior notes were used to repay borrowings under our revolving credit agreement, to provide cash for the OfficeMax transaction (see Note 2, OfficeMax Acquisition), and for other general corporate purposes. We paid approximately $9.1 million in fees and expenses associated with the senior notes transaction. The fees are being amortized over the terms of the senior notes.

        The senior notes are unsecured; however, the senior notes indenture contains covenants and restrictions that could restrict our ability to borrow money, issue preferred stock, pay dividends, repurchase stock, incur subsidiary debt, make investments in persons or firms other than our majority-owned subsidiaries, or expand into unrelated businesses. In particular, the indenture allows us to incur debt or issue preferred stock only if we meet a fixed charges coverage ratio of 2.0 to 1.0 over the preceding four calendar quarters. The indenture does permit us to borrow up to $850 million, pay up to $20 million of common dividends per quarter, and pay for the dividends and repurchases of our Series D preferred stock. At the present time and given our financial condition, we do not believe these covenants and restrictions limit our ability to operate our business in the normal course. At December 31, 2003, we were in compliance with these covenants.

        If we undergo a change of control, the note holders can require us to repurchase the senior notes at a price equal to 101% of the notes' principal amount. Similarly, if we sell assets under conditions specified in the indenture, the note holders can require us to use proceeds to repurchase the senior notes at 100% of the principal amount. If we spin off one or more of our business units, the newly created company may offer to exchange the notes for substantially similar notes of the new company. If this occurs, we must make a concurrent offer to repurchase the notes at a price equal to 100% of the principal amount.

        As a result of the acquisition of OfficeMax, Standard and Poor's Rating Services and Moody's Investors Services, Inc., lowered our credit ratings to BB and Ba2, respectively, which are both below investment grade. If we regain investment-grade ratings with both credit rating agencies, the senior note covenants discussed above will be automatically replaced with the covenants found in our other public debt, except that a restriction on subsidiary indebtedness will remain.

Adjustable Conversion-Rate Equity Security Units

        In December 2001, Boise Cascade Trust I issued 3,450,000 7.5% adjustable conversion-rate equity security units to the public at an aggregate offering price of $172.5 million. Boise Cascade Trust I is a statutory business trust wholly owned by the company. There are two components of each unit. Investors received a preferred security issued by the trust with a liquidation amount of $50, which is mandatorily redeemable in December 2006. The trust will terminate upon the redemption of the preferred securities. From each unit, investors receive a quarterly distribution at the annual rate of 7.5%. The rate will be repriced in September 2004 based on then-market rates of return. Investors also have a contract to purchase $50 worth of common shares of Boise in December 2004, subject to a collar arrangement. For each unit, investors will receive between 1.2860 and 1.5689 of our common shares, depending on the average trading price of our common stock at that time. We will receive $50 per unit or $172.5 million. The units trade on the New York Stock Exchange under ticker symbol BEP.

        The trust used the proceeds from the offering to purchase debentures issued by Boise. These debentures are 7.5% senior, unsecured obligations that mature in December 2006. They carry the same payment terms as the preferred securities issued by the trust. We irrevocably guarantee the trust's distributions on the preferred securities. Our guarantee is senior and unsecured and is limited to the funds the trust receives from the debentures.

        In December 2003, the FASB issued a revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46, as revised, required us to reclassify $172.5 million of "Adjustable conversion-rate equity security units" from "Minority Interest" to "Debt" in our Consolidated Balance Sheets and recognize distributions on these securities as "Interest expense" rather than "Minority interest, net of income tax" in our Consolidated Statements of Income (Loss). As allowed by the FASB's revised Interpretation No. 46, prior years' financial statements were reclassified to conform with the current year's presentation. In all periods presented, there was no net effect on earnings, and the reclassification of these securities to debt did not affect our financial covenants.

Other

        During second quarter 2003, we agreed to enter into a $33.5 million sale-leaseback of equipment at our integrated wood-polymer building materials facility near Elma, Washington. The sale-leaseback has a base term of seven years and an interest rate of 4.67%, was accounted for as a financing arrangement, and is included in "Long-term debt, less current portion" in our Consolidated Balance Sheet.

        At December 31, 2003 and 2002, we had $5.2 million and $28.0 million of short-term borrowings outstanding. The minimum and maximum amounts of combined short-term borrowings outstanding were $0 and $117.4 million during the year ended December 31, 2003, and were $0 and $304.5 million during the year ended December 31, 2002. The average amounts of short-term borrowings outstanding during the years ended December 31, 2003 and 2002, were $32.3 million and $49.9 million. For 2003 and 2002, the average interest rates for these borrowings were 1.9% and 2.5%.

        We have guaranteed the debt used to fund an employee stock ownership plan (ESOP) that is part of the Savings and Supplemental Retirement Plan for our U.S. salaried employees (see Note 13, Retirement and Benefit Plans). We have recorded the debt in our Consolidated Balance Sheets, along with an offset in the shareholders' equity section that is titled "Deferred ESOP benefit." We have guaranteed tax indemnities on the ESOP debt.

Schedule of Long-term Debt

        Long-term debt, almost all of which is unsecured, consists of the following:

	December 31
	2003(a)	2002
	(thousands)

7.05% notes, due in 2005, net of unamortized discount of $65,000	$152,279	$153,264
7.50% notes, due in 2008, net of unamortized discount of $108,000	149,892	149,865
9.45% debentures, due in 2009, net of unamortized discount of $131,000	149,869	149,846
6.50% notes, due in 2010	300,000	—
7.00% notes, due in 2013	200,000	—
7.35% debentures, due in 2016, net of unamortized discount of $65,000	124,935	124,930
Medium-term notes, Series A, with interest rates averaging 7.4% and 7.6%, due in varying amounts annually through 2019	337,705	412,705
Revenue bonds, with interest rates averaging 6.4% and 6.4%, due in varying amounts annually through 2029, net of unamortized discount of $82,000	232,498	232,463
American & Foreign Power Company Inc. 5% debentures, due in 2030, net of unamortized discount of $725,000	17,801	17,869
Revolving credit borrowings, with interest rates averaging 4.1% and 4.4%	210,000	250,000
Credit agreement, with interest rates averaging 3.3%	150,000	—
Other indebtedness, with interest rates averaging 3.9% and 2.5%, due in varying amounts annually through 2017	57,913	22,107

	2,082,892	1,513,049
Less current portion	83,016	125,651

	1,999,876	1,387,398
Adjustable conversion-rate equity security units	172,500	172,500
Guarantee of 9.5% ESOP debt, due in installments through 2004	19,087	51,448

	$2,191,463	$1,611,346

(a)
The amount of net unamortized discount disclosed applies to long-term debt outstanding at December 31, 2003.

        At December 31, 2003, we had $143 million of unused borrowing capacity registered with the Securities and Exchange Commission (SEC) for additional debt securities.

        The 9.45% debentures, issued in October 1989, contain a provision under which, in the event of the occurrence of both a designated event, as defined (generally a change of control or a major distribution of assets) and a subsequent rating decline, as defined, the holders of these securities may require Boise to redeem the securities.

        The scheduled payments of long-term debt are $83.0 million in 2004, $602.0 million in 2005, $42.3 million in 2006, $29.4 million in 2007, and $159.2 million in 2008. Of the total amount in 2005, $210.0 million represents the amount outstanding at December 31, 2003, under our revolving credit agreement. In addition, in 2004, the ESOP trust will retire $19.1 million of debt that we have guaranteed, and in 2006, we will pay $172.5 million for the redemption of our adjustable conversion-rate equity security units.

        Cash payments for interest, net of interest capitalized, were $128.3 million in 2003, $127.4 million in 2002, and $130.0 million in 2001.

12.  Financial Instruments

        Our debt is predominantly fixed-rate. At December 31, 2003, the estimated current market value of our debt, based on then-current interest rates for similar obligations with like maturities, was approximately $58 million more than the amount of debt reported in the Consolidated Balance Sheet. The estimated fair values of our other financial instruments, cash and cash equivalents, receivables, and short-term borrowings are the same as their carrying values. In the opinion of management, we do not have any significant concentration of credit risks. Concentration of credit risks with respect to trade receivables is limited due to the wide variety of customers and channels to and through which our products are sold, as well as their dispersion across many geographic areas.

        Changes in interest and currency rates expose the company to financial market risk. We occasionally use derivative financial instruments, such as interest rate swaps, rate hedge agreements, forward purchase contracts, and forward exchange contracts, to hedge underlying debt obligations or anticipated transactions. We do not use them for trading purposes. For qualifying hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the swap or underlying debt. Gains and losses related to qualifying hedges of foreign currency firm commitments and anticipated transactions are recorded in other comprehensive income (loss) and recognized in income as adjustments of carrying amounts when the hedged transactions occur. Unrealized gains and losses on all other forward exchange contracts are included in current-period net income (loss).

        In November 2003, we entered into a natural gas swap to hedge the variable cash flow risk on 25,000 MMBtu per day of natural gas usage to a fixed price. The swap expires in March 2004. The swap was designated as a cash flow hedge. Accordingly, changes in the fair value of the swap, net of taxes, are recorded in "Accumulated other comprehensive loss" in our Consolidated Balance Sheet. The swap was fully effective in hedging the changes in the index price of the hedged item.

        Effective January 2004, we entered into two electricity swaps that convert 7 and 36 megawatts of usage per hour to a fixed price. These swaps expire December 31, 2004. These swaps were designated as cash flow hedges. Beginning in 2004, the changes in the fair value of the swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" in our Consolidated Balance Sheet.

        In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rates at December 31, 2003 and 2002, were 3.5% and 3.6%. The swap expires in May 2005. This swap is designated as a fair value hedge of a proportionate amount of the fixed-rate debentures. The swap and debentures are marked to market, with changes in the fair value of the instruments recorded in income (loss). This swap was fully effective in hedging the changes in the fair value of the hedged item; accordingly, changes in the fair value of this instrument had no net effect on our reported net income (loss).

        In January 2002, we entered into electricity and natural gas swaps that converted 40 megawatts and 6,000 MMBtu of usage to a fixed rate. The electricity swap expired at the end of 2002, and the natural gas swaps expired in March 2003. In August 2002, we entered into an electricity swap that converted 36 megawatts of usage in the Northwest to a fixed rate. This swap expired at the end of 2003. All of the swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" in our Consolidated Balance Sheets. These swaps were fully effective in hedging the changes in the fair value of the hedged items.

        In February 2001, we entered into two interest rate swaps with notional amounts of $50 million each, one that matured in February 2003 and one that matured in February 2004. In November 2001, we entered into an interest rate swap with a notional amount of $50 million that will mature in November 2004. The swaps hedged the variable cash flow risk from the variable interest payments on $100 million and $150 million of our LIBOR-based debt in 2003 and 2002. The effective interest rates from the swaps in 2003 and 2002 were 3.4% and 3.3%. Changes in the fair value of these swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense" as interest expense was recognized on the LIBOR-based debt. Amounts reclassified in 2003, 2002, and 2001 increased interest expense by $3.0 million, $3.2 million, and $1.4 million, respectively. Assuming no change in interest rates, $1.7 million would be reclassified in 2004. Ineffectiveness related to these hedges was not significant.

        We are exposed to modest credit-related risks in the event of nonperformance by counterparties to these forward exchange contracts and interest rate swaps. However, we do not expect the counterparties, which are all major financial institutions, to fail to meet their obligations.

13.  Retirement and Benefit Plans

Pension and Other Postretirement Benefit Plans

        Some of our employees are covered by noncontributory defined benefit pension plans. The Boise Office Solutions, Retail, employees, among others, do not participate in the pension plans. The pension benefit for salaried employees is based primarily on the employees' years of service and highest five-year average compensation. The benefit for hourly employees is generally based on a fixed amount per year of service. Our contributions to our pension plans vary from year to year, but we have made at least the minimum contribution required by law each year. We use a December 31 measurement date for our pension plans.

        We have experienced rapidly increasing retirement benefit plan costs. In response to escalating costs, our Retirement Committee approved the following changes to our pension plan for salaried employees: (1) no new entrants into the plan effective November 1, 2003; (2) a reduction in the service crediting rate for years of service earned after December 31, 2003, from 1.25% to 1%; and (3) for Boise Office Solutions, Contract, participants, a benefit freeze effective December 31, 2003, with one additional year of service provided to active Boise Office Solutions, Contract, employees on January 1, 2004, at the 1% crediting rate. The benefit freeze at our Boise Office Solutions, Contract, segment affects about 7,650 of our 55,618 employees.

        We also sponsor contributory savings and supplemental retirement plans for most of our salaried and hourly employees. The program for salaried employees includes an employee stock ownership plan (ESOP). Boise Office Solutions, Retail, employees do not participate in the ESOP. In addition, employees hired after November 1, 2003, do not participate in the ESOP. Under that plan, our Series D ESOP convertible preferred stock (see Note 14, Shareholders' Equity) is being allocated to eligible participants through 2004, as principal and interest payments are made on the ESOP debt by the plan and guaranteed by the company. Total expense for these plans was $34.8 million in 2003, $31.1 million in 2002, and $27.9 million in 2001.

        We also have postretirement healthcare benefit plans. The type of retiree healthcare benefits and the extent of coverage vary based on employee classification, date of retirement, location, and other factors. All of our postretirement healthcare plans are unfunded. We explicitly reserve the right to amend or terminate our retiree medical plans at any time, subject only to constraints, if any, imposed by the terms of collective bargaining agreements. Accrual of costs pursuant to accounting standards does not affect, or reflect, our ability to amend or terminate these plans. Amendment or termination may significantly affect the amount of expense incurred.

        On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a Medicare prescription drug benefit as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. As allowed by FASB Staff Position 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, we have elected to defer recognizing the effects of the Act on our accumulated postretirement benefit obligation and net periodic postretirement benefit cost in the consolidated financial statements and notes to consolidated financial statements until authoritative guidance on the accounting for the federal subsidy is issued. The FASB plans to issue authoritative guidance on the accounting for subsidies later in 2004. When the authoritative guidance is issued, we may be required to change previously reported information.

Obligations and Funded Status

        The following table, which includes only company-sponsored plans, reconciles the beginning and ending balances of our benefit obligation. It also shows the fair value of plan assets and aggregate funded status of our plans, including amounts not recognized and recognized in our Consolidated Statements of Income at December 31, 2003 and 2002. The funded status changes from year to year based on the investment return from plan assets, contributions, benefit payments, and the discount rate used to measure the liability.

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
	(thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$1,610,340	$1,472,389	$105,860	$98,078
Service cost	41,695	36,646	1,686	1,471
Interest cost	105,534	103,554	6,926	7,056
Amendments	367	291	(1,366)	(1,955)
Actuarial loss	90,652	83,441	5,001	10,314
Changes due to exchange rates	—	—	1,755	97
Closures and curtailments	(24,847)	25	—	—
Benefits paid	(90,842)	(86,006)	(9,844)	(9,201)

Benefit obligation at end of year	$1,732,899	$1,610,340	$110,018	$105,860

Change in plan assets
Fair value of plan assets at beginning of year	$1,000,568	$1,149,458	$—	$—
Actual return on plan assets	276,085	(113,221)	—	—
Employer contributions	84,513	48,000	—	—
Benefits paid	(88,647)	(83,669)	—	—

Fair value of plan assets at end of year	$1,272,519	$1,000,568	$—	$—

Funded status	$(460,380)	$(609,772)	$(110,018)	$(105,860)
Unrecognized actuarial loss	484,599	617,295	21,841	17,856
Unrecognized transition obligation	—	—	5,451	4,775
Unrecognized prior service cost (benefit)	28,938	35,523	(4,497)	(5,537)

Net amount recognized	$53,157	$43,046	$(87,223)	$(88,766)

        The following table shows the amounts recognized in our Consolidated Balance Sheets. The prepaid benefit cost and intangible assets are included in "Other assets." The accrued benefit liability is included in "Other, compensation and benefits," net of a current portion of $111.4 million and $92.6 million at December 31, 2003 and 2002, respectively. The current portion is reflected in "Accrued liabilities, compensation and benefits."

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
	(thousands)

Prepaid benefit cost	$84,438	$70,247	$—	$—
Intangible asset	28,401	36,316	—	—
Accrued benefit liability	(478,253)	(568,715)	(87,223)	(88,766)
Accumulated other comprehensive loss	255,150	308,079	—	—
Deferred income taxes	163,421	197,119	—	—

Net amount recognized	$53,157	$43,046	$(87,223)	$(88,766)

        The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were

$1.7 billion, $1.7 billion, and $1.3 billion as of December 31, 2003, and $1.6 billion, $1.5 billion, and $1.0 billion as of December 31, 2002.

        The amount of additional minimum pension liability is determined based on the value of plan assets compared with the plans' accumulated benefit obligation.

	Pension Benefits		Other Benefits
	2003	2002	2003	2002
	(thousands)

Increase (decrease) in minimum liability included in other comprehensive income, net of taxes	$(52,929)	$187,995	$—	$—

Components of Net Periodic Benefit Cost

        The components of net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2003	2002	2001	2003	2002	2001
	(thousands)

Service cost	$41,695	$36,646	$33,862	$1,686	$1,471	$1,283
Interest cost	105,534	103,554	97,343	6,926	7,056	6,758
Expected return on plan assets	(102,430)	(118,490)	(127,414)	—	—	—
Recognized actuarial (gain) loss	24,845	1,955	266	1,090	710	222
Amortization of prior service costs and other	6,953	6,089	6,514	(2,065)	(1,908)	(1,865)

Company-sponsored plans	76,597	29,754	10,571	7,637	7,329	6,398
Multiemployer pension plans	526	618	573	—	—	—

Net periodic benefit cost	$77,123	$30,372	$11,144	$7,637	$7,329	$6,398

Assumptions

        The assumptions used in accounting for our plans are estimates of factors that will determine, among other things, the amount and timing of future benefit payments. The following table presents the assumptions used in the measurement of our benefit obligations:

	Pension Benefits			Other Benefits
				United States			Canada
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Weighted average assumptions as of December 31
Discount rate	6.25%	6.75%	7.25%	6.25%	6.75%	7.25%	6.25%	6.75%	7.00%
Rate of compensation increase	4.25%	4.50%	4.75%	—	—	—	—	—	—

        The following table presents the assumptions used in the measurement of net periodic benefit cost:

	Pension Benefits			Other Benefits
				United States			Canada
	2003	2002	2001	2003	2002	2001	2003	2002	2001
Weighted average assumptions as of December 31
Discount rate	6.75%	7.25%	7.25%	6.75%	7.25%	7.25%	6.75%	7.00%	7.00%
Expected return on plan assets	8.50%	9.25%	9.75%	—	—	—	—	—	—
Rate of compensation increase	4.50%	4.75%	4.75%	—	—	—	—	—	—

        We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes in which we invest. Asset class expected returns are based on long-term historical returns, inflation expectations, forecasted gross domestic product and earnings growth, and other economic factors. The weights we assign each asset class are based on our investment strategy. Our weighted-average expected return on plan assets used in our calculation of 2004 net periodic benefit cost is 8.25%.

        The following table presents our assumed healthcare cost trend rates at December 31, 2003 and 2002:

	United States		Canada
	2003	2002	2003	2002
Weighted average assumptions as of December 31
Healthcare cost trend rate assumed for next year	9.00%	10.00%	8.40%	8.80%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2008	2008	2010	2010

        Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
	(thousands)

Effect on total of service and interest cost	$401	$(320)
Effect on postretirement benefit obligation	3,862	(3,189)

Plan Assets

        Our pension plan asset allocations at December 31, 2003 and 2002, by asset category are as follows:

	Plan Assets at December 31
Asset Category
	2003	2002
U.S. equity securities	50.8%	47.9%
International equity securities	14.8%	13.1%
Fixed-income securities	33.8%	39.0%
Other	.6%	—

	100%	100%

        Our Retirement Funds Investment Committee is responsible for establishing and overseeing the implementation of our investment policy. The investment policy is structured to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses, in order to enable the plans to satisfy their benefit payment obligations over time. We currently invest primarily in U.S. equities, international equities, and fixed-income securities. We use benefit payments and sponsor contributions as our primary rebalancing mechanisms to maintain our asset class exposures within the guideline ranges established under the investment policy.

        Our current guidelines set forth a fixed income range of 25% to 40%, a U.S. equity range of 45% to 60%, and an international equity range of 12.5% to 17.5%. We adjust our asset class positions within the ranges based on our expectations for future returns, our funded position, and market risks. Occasionally, we utilize futures or other financial instruments to alter our exposure to various asset classes in a lower-cost manner than trading securities in the underlying portfolios. At December 31, 2003 and 2002, we did not have any equity securities invested in Boise common stock.

Cash Flows

        Pension plan contributions include required minimums and, in some years, additional discretionary amounts. In 2003, the required minimum contribution was $26 million. During 2003, we made cash contributions to our pension plans totaling $84.5 million, compared with $48.0 million in 2002 and $17.7 million in 2001. Congress is currently considering temporary pension funding relief to replace the temporary three-year pension funding relief legislation that expired on December 31, 2003. Under the expired legislation, companies were permitted to use 120% of the average 30-year treasury bond formula as opposed to the previous 105% ceiling. The House of Representatives passed a bill that would allow companies to use a funding discount rate based on an index of high-quality corporate bonds to be developed by the Treasury Department. The Senate has passed similar legislation. If the legislative efforts result in a discount rate that is similar to the previous temporary relief package, our required minimum contribution to our pension plans in 2004 is estimated to be $55 million. However, if no legislative relief is passed and companies have to return to the 105% ceiling, our minimum contribution in 2004 would be approximately $95 million. We expect to make contributions to the plans of at least the minimums required or, if legislative relief is passed, approximately $80 million to $120 million during 2004. We expect to make similar contributions in 2005, assuming some form of comparable pension relief legislation passes. Without pension relief legislation, and depending on interest rates, asset returns, and other factors, our minimum pension contribution in 2005 could be higher than that range. We anticipate having sufficient liquidity to meet our future pension requirements.

14.  Shareholders' Equity

Preferred Stock

        At December 31, 2003, 4,117,827 shares of 7.375% Series D ESOP convertible preferred stock were outstanding. The stock is shown in the Consolidated Balance Sheets at its liquidation preference of $45 per share. The stock was sold in 1989 to the trustee of our ESOP for salaried employees and will be allocated to eligible participants through 2004 (see Note 13, Retirement and Benefit Plans). Of the total shares outstanding, 3,715,647 shares have been allocated to participants of the plan. Each ESOP preferred share is entitled to one vote, bears an annual cumulative dividend of $3.31875, and is convertible at any time by the trustee to 0.80357 share of common stock. The ESOP preferred shares may not be redeemed for less than the liquidation preference.

Common Stock

        We are authorized to issue 200,000,000 shares of common stock, of which 87,137,306 shares were issued and outstanding at December 31, 2003. Of these, 1,215,118 shares were for restricted stock (discussed below). Of the unissued shares, 23,343,999 shares were reserved for the following:

Conversion or redemption of Series D ESOP preferred stock	3,308,962
Issuance under Boise Incentive and Performance Plan	5,950,169
Issuance under Key Executive Stock Option Plan	8,215,899
Issuance under Director Stock Compensation Plan	53,012
Issuance under Director Stock Option Plan	140,500
Issuance under Key Executive Deferred Compensation Plan	187,747
Issuance under Adjustable Conversion-Rate Equity Security Units	5,412,710
Issuance under 2003 Director Stock Compensation Plan	75,000

        We have a shareholder rights plan that was adopted in December 1988. Our current plan, as amended and restated, took effect in December 1998 and expires in December 2008.

Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss includes the following:

	Minimum Pension Liability Adjustment	Foreign Currency Translation Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Loss
	(thousands)
Balance at December 31, 2002, net of taxes	$(308,079)	$(3,981)	$(2,046)	$(314,106)
Current-period changes, before taxes	86,627	65,472	3,087	155,186
Income taxes	(33,698)	—	(1,200)	(34,898)

Balance at December 31, 2003, net of taxes	$(255,150)	$61,491	$(159)	$(193,818)

2003 Director Stock Compensation Plan and Boise Incentive and Performance Plan

        In February 2003, our board adopted the 2003 Director Stock Compensation Plan (the 2003 DSCP) and the 2003 Boise Incentive and Performance Plan (the 2003 Plan), which were approved by our shareholders in April 2003. The 2003 DSCP replaces our previous Director Stock

Compensation Plan, which was approved by shareholders in 1992 and expired on January 1, 2003. A total of 75,000 shares of common stock are reserved for issuance under the 2003 DSCP. The provisions of the 2003 DSCP are substantially similar to the previous plan. The 2003 DSCP permits nonemployee directors to elect to receive grants of options to purchase shares of our common stock in lieu of cash compensation. The difference between the $2.50-per-share exercise price of 2003 DSCP options and the market value of the common stock subject to the options is intended to offset the cash compensation that participating directors elect not to receive. Options expire three years after the holder ceases to be a director.

        The 2003 Plan was effective January 1, 2003, and replaces the Key Executive Performance Plan for Executive Officers, Key Executive Performance Plan for Key Executives/Key Managers, 1984 Key Executive Stock Option Plan (KESOP), Key Executive Performance Unit Plan (KEPUP), and Director Stock Option Plan (DSOP), which are discussed below. No further grants or awards will be made under the Key Executive Performance Plans, KESOP, KEPUP, or DSOP after 2003. A total of 5,950,169 shares of common stock are reserved for issuance under the 2003 Plan. Our executive officers, key employees, and nonemployee directors are eligible to receive awards under the 2003 Plan at the discretion of the Executive Compensation Committee of the Board of Directors. Eight types of awards may be granted under the 2003 Plan, including (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) performance units, (6) performance shares, (7) annual incentive awards, and (8) stock bonus awards.

Restricted Stock and Restricted Stock Units

        In 2003, we granted to employees 1.2 million shares of restricted stock and 0.1 million restricted stock units (collectively "restricted stock"). The weighted-average grant-date fair value of the restricted stock was $25.09. The restricted stock vests at the end of July 2006, provided, however, that if specific performance criteria are met, some or all of the restricted stock may vest earlier than July 2006, but generally no earlier than the end of January 2005. Based on a rise in Boise's stock price, 75% of the award may vest in January 2005, subject to other performance criteria, as applicable. Vesting of the remaining 25% of the award can accelerate if additional stock price targets are achieved in the future.

        The restricted stock is issued and outstanding. However, because the stock is restricted, in accordance with the requirements of SFAS No. 123, no entries were made in our financial statements upon issuance of the award. We recognize compensation expense over the vesting period based on closing stock prices on the dates of grant. In 2003, we recognized $6.5 million of pretax compensation expense related to the restricted stock awards. As we recognize compensation expense, "Additional paid-in-capital" is increased in shareholders' equity. The restricted shares are not included as shares outstanding in the calculation of basic earnings per share but are included in the number of shares used to calculate diluted earnings per share. The restricted stock receives the same dividend as our common shares outstanding. However, dividends on the restricted stock are not paid until the restrictions lapse and are recorded as dividends payable.

Stock Units

        We have a deferred compensation program (approved by our shareholders) for our executive officers that allows them to defer a portion of their cash compensation. They may choose to allocate their deferrals to a stock unit account. Each stock unit is equal in value to one share of our common stock. We match deferrals used to purchase stock units with a 25% company allocation of stock units. Allocated stock units accumulate imputed dividends in the form of additional stock units equal to dividends on common stock that are charged to compensation expense. We will pay out the value of deferred stock unit accounts in shares of our common stock when an officer retires or terminates employment. At December 31, 2003, 158,667 stock units were allocated to the accounts of these executive officers.

Stock Options

        In 2002 and 2001, we had the following shareholder-approved stock option plans: the BCC Key Executive Stock Option Plan (KESOP), the BCC Director Stock Option Plan (DSOP), and the BCC Director Stock Compensation Plan (DSCP). In 2003, options were granted under the 2003 DSCP and 2003 Plan (discussed above). No further grants will be made under the KESOP, DSOP, and DSCP.

        The KESOP provided for the grant of options to purchase shares of our common stock to key employees of the company. The exercise price was equal to the fair market value of our common stock on the date the options were granted. Options expire, at the latest, ten years and one day following the grant date.

        The DSOP, available only to nonemployee directors, provided for annual grants of options. The exercise price was equal to the fair market value of our common stock on the date the options were granted. The options expire the earlier of three years after the director ceases to be a director or ten years after the grant date.

        The DSCP permitted nonemployee directors to elect to receive grants of options to purchase shares of our common stock in lieu of cash compensation. The difference between the $2.50-per-share exercise price of DSCP options and the market value of the common stock subject to the options was intended to offset the cash compensation that participating directors elected not to receive. The options expire three years after the holder ceases to be a director.

        Under the KESOP and DSOP, options may not, except under unusual circumstances, be exercised until one year following the grant date. Under the DSCP, options may be exercised six months after the grant date.

        A summary of the status of stock options at December 31, 2003, 2002, and 2001 and the changes during the years then ended is presented in the table below:

	2003		2002		2001
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Balance at beginning of year	8,916,550	$31.95	7,156,418	$32.99	6,007,259	$31.52
Options granted	48,477	19.05	2,038,844	27.64	1,959,588	35.42
Options exercised	(319,139)	23.41	(218,462)	23.78	(717,639)	26.60
Options forfeited and expired	(188,000)	33.68	(60,250)	39.00	(92,790)	38.42

Balance at end of year	8,457,888	32.16	8,916,550	31.95	7,156,418	32.99

Exercisable at end of year	8,409,411		6,877,706		5,198,920
Weighted average fair value of options granted (Black-Scholes)	$13.00		$7.12		$10.21

        The following table provides summarized information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 2.50	65,489	—	$2.50	53,012	$2.50
$18.00 — $28.00	3,356,158	7.38	27.28	3,320,158	27.31
$28.01 — $39.00	4,484,341	5.78	34.82	4,484,341	34.82
$39.01 — $44.00	551,900	1.63	43.74	551,900	43.74

Other

        In September 1995, our board of directors authorized us to purchase up to 4.3 million shares of our common stock. As part of this authorization, we repurchase odd-lot shares (fewer than 100 shares) from shareholders wishing to exit their holdings in our common stock. We retire the shares that we repurchase under this program. Since 1995, we have repurchased 45,762 shares of our common stock, including 1,096 shares in 2003.

15.  Cost-Reduction Program, Restructuring Activities, and Facility Closures

2003 Cost-Reduction Program

        In March 2003, we announced measures to reduce 2003 operating costs by approximately $45 million, net of severance costs. We took these actions because of higher pension costs, higher energy costs, business disruptions from severe winter weather in the eastern United States, and global political uncertainty. We reduced operating costs by freezing salaries, restricting hiring, reducing discretionary spending at all levels of the company, and eliminating approximately 700 positions. We are eliminating these positions by terminating approximately 550 employees and leaving vacant positions unfilled. At December 31, 2003, we had terminated approximately 465 employees.

        Under our severance policy, we recorded a pretax charge of $10.1 million for employee-related costs in "Other (income) expense, net" in the Consolidated Statement of Income. We recorded these costs in accordance with the provisions of SFAS No. 112, Employers' Accounting for Postemployment Benefits. We recorded $9.2 million in the Boise Office Solutions, Contract, segment; $0.2 million in the Boise Paper Solutions segment; and $0.7 million in our Corporate and Other segment. Employee-related costs are primarily for severance payments, most of which were paid in 2003 with the remainder to be paid in 2004. This item decreased net income $6.1 million for the year ended December 31, 2003.

        The reserve liability for the cost-reduction program is included in "Accrued liabilities, other," in the accompanying Consolidated Balance Sheet. Reserve liability activity related to the 2003 charge is as follows:

Employee- Related Costs
(thousands)

2003 expense recorded	$10,100
Charges against reserve	(7,800)

Balance at December 31, 2003	$2,300

2001 Restructuring Activities

        In February 2001, we announced the permanent closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, due to the significant decline in federal timber offered for sale. We completed these closures in second quarter 2001, and 373 positions were eliminated. In first quarter 2001, we recorded a pretax charge of $54.0 million related to these closures. For the year ended December 31, 2001, sales for our Idaho operations were $66.0 million, and our operating loss was $5.8 million.

        In addition, in first quarter 2001, we wrote off our investment in assets in Chile with a pretax charge of $4.9 million. We recorded both of these charges in our Boise Building Solutions segment and in "Other (income) expense, net" in the Consolidated Statement of Loss for the year ended December 31, 2001.

        We recorded asset write-downs for plant and equipment at the closed Idaho facilities and the write-off of our equity investment in and related receivables from a joint venture in Chile. Employee-related costs included pension curtailment costs rising from the shutdowns of the Idaho facilities and severance costs. We recorded other exit costs, including tear-down and environmental cleanup costs related to the Idaho facilities and reserves for contractual obligations with no future benefit. These restructuring reserve liabilities were included in "Accrued liabilities, other" in the Consolidated Balance Sheets. In 2003, we reclassified $2.3 million of reserves established for environmental cleanup costs at the Idaho facilities to "Other long-term liabilities" in the Consolidated Balance Sheet. The remaining environmental cleanup is expected to take seven years, after which postclosing monitoring will be ongoing.

        Restructuring reserve liability account activity related to these 2001 charges is as follows:

	Asset Write- Downs	Employee- Related Costs	Other Exit Costs	Total
	(thousands)

2001 expense recorded	$21,300	$15,000	$22,600	$58,900
Assets written down	(21,300)	—	—	(21,300)
Pension liabilities recorded	—	(9,600)	—	(9,600)
Charges against reserve	—	(5,000)	(10,100)	(15,100)

Restructuring reserve at December 31, 2001	—	400	12,500	12,900
Proceeds from sales of assets	—	—	1,500	1,500
Charges against reserve	—	(400)	(7,400)	(7,800)

Restructuring reserve at December 31, 2002	—	—	6,600	6,600
Charges against reserve	—	—	(3,800)	(3,800)
Reclassification to other long-term liabilities	—	—	(2,300)	(2,300)
Reserves credited to income	—	—	(500)	(500)

Restructuring reserve at December 31, 2003	$—	$—	$—	$—

        An analysis of total restructuring reserve liability account activity is as follows:

	Year Ended December 31
	2003	2002	2001
	(thousands)

Balance at beginning of year	$7,000	$14,500	$3,900
Current-year reserves
Charges to income	10,100	—	28,000
Proceeds from sales of assets	—	1,500	—
Charges against reserve	(11,700)	(8,250)	(16,400)
Reclassification to other long-term liabilities	(2,300)	—	—
Reserves credited to income	(800)	(750)	(1,000)

Balance at end of year	$2,300	$7,000	$14,500

Facility Closures

        Prior to our acquisition of OfficeMax, OfficeMax had identified and closed underperforming facilities. As part of our purchase price allocation, we recorded $58.7 million of reserves for the estimated fair value of future liabilities associated with these closures. We recorded $44.6 million in "Other long-term liabilities" and $14.1 million in "Accrued liabilities, other" in our Consolidated Balance Sheet. These reserves related primarily to future lease termination costs, net of estimated sublease income.

        In addition to these store closures and in connection with the OfficeMax acquisition, we reviewed the stores we acquired and identified 45 facilities that are no longer strategically or economically viable. We expect to close these stores by the end of second quarter 2004, eliminating approximately 1,100 employee positions. Approximately 500 people will be offered transfers to other stores. In identifying stores to be closed, we evaluated their market and financial performance and lease terms. In the store closing analysis, we considered several factors, including historical and projected operating results, anticipated impact of current and future competition, future lease liability and real estate value, size, and capital spending requirements.

        In accordance with the provisions of EITF 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, we recorded $53.7 million of store closure reserves in "Other long-term liabilities" and $15.7 million in "Accrued liabilities, other." These reserves included $67.5 million of lease termination costs, net of estimated sublease income, and $1.9 million of other closure costs, primarily severance. These charges were accounted for as exit activities in connection with the acquisition, and we did not recognize a charge to income in our Consolidated Statement of Income. Most of the cash expenditures for these closed stores will be made over the remaining lives of the operating leases, which range from one month to 13 years.

        We have not completed our integration plans for the acquired business. We have one year from the purchase date to develop our integration plans and adjust for changes in estimates of the fair value of assets acquired and liabilities assumed. We are evaluating the combined office products business to determine what opportunities for additional consolidation of operations may be appropriate. For example, we are developing plans for the rationalization of U.S. delivery warehouses from 59 at year-end 2003 to 25 to 30 by 2006, and consolidation of U.S. customer service centers and outbound sales centers from eight to six, by 2005. When the costs are determined, they will either increase the amount of goodwill recorded or decrease net income, depending on the nature of the costs. We will record the costs of the additional closures in 2004.

16.  Segment Information

        In December 2003, we acquired OfficeMax, Inc. (see Note 2, OfficeMax Acquisition). OfficeMax is now a subsidiary of Boise Cascade Corporation. After the acquisition Boise Office Solutions, our office products distribution business began reporting two segments, Boise Office Solutions, Contract, and Boise Office Solutions, Retail. Accordingly, in December 2003, we began reporting our business using five (rather than four) reportable segments: Boise Office Solutions, Contract; Boise Office Solutions, Retail; Boise Building Solutions; Boise Paper Solutions; and Corporate and Other. Each of these segments represents a business with differing products, services, and/or distribution channels. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the company based on these segments.

        Boise Office Solutions, Contract, markets and sells office supplies and paper, technology products, and office furniture. This segment markets and sells through field salespeople, catalogs, the Internet, and stores. It includes sales generated by the OfficeMax field salespeople, catalogs, and E-commerce business after December 9, 2003. Substantially all the products sold by this segment, except office papers, are purchased from outside manufacturers or from industry wholesalers. Office papers are sourced primarily from our paper operations.

        Boise Office Solutions, Retail, which operates under the trade name OfficeMax, markets and sells office supplies and paper, technology products, and office furniture through office supply superstores. OfficeMax superstores feature CopyMax® and FurnitureMax® in-store modules devoted to print-for-pay services and office furniture. In 2003, all the products sold by this segment were purchased from outside manufacturers or from industry wholesalers. In 2004, we expect to source office papers from our paper operations.

        Boise Building Solutions manufactures, markets, and distributes various products that are used for construction. These products include structural panels (plywood and oriented strand board), engineered wood products, lumber, particleboard, and building supplies. Most of these products are sold to independent wholesalers and dealers or through our own wholesale building materials distribution outlets.

        Boise Paper Solutions manufactures, markets, and distributes uncoated free sheet papers (office papers, printing grades, forms bond, envelope papers, and value-added papers), containerboard, corrugated containers, newsprint, and market pulp. With the exception of newsprint, these products are sold to distributors, industrial customers, and our office products business, primarily by our own sales personnel. Boise Office Solutions sells these products directly to large corporate, government, and small and medium-sized offices. Newsprint is marketed by Abitibi-Consolidated Company of Canada.

        Corporate and Other includes corporate support staff services and related assets and liabilities.

        The segments' profits and losses are measured on operating profits before interest expense, income taxes, minority interest, extraordinary items, and cumulative effect of accounting changes. Specified expenses are allocated to the segments. For some of these allocated expenses, the related assets and liabilities remain in the Corporate and Other segment.

        The segments follow the accounting principles described in Note 1, Summary of Significant Accounting Policies. Sales between segments are recorded primarily at market prices.

        No single customer accounts for 10% or more of consolidated trade sales. Boise's export sales to foreign unaffiliated customers were $127.2 million in 2003, $124.3 million in 2002, and $127.8 million in 2001.

        During 2003, 2002, and 2001, Boise Office Solutions, Contract, had foreign operations in Canada, Mexico, Australia, and New Zealand. In 2003, Boise Office Solutions, Retail, had foreign operations in Mexico through its 51%-owned joint venture. This segment also had operations in Puerto Rico and the U.S. Virgin Islands, which are included with our operations in the United States. Boise Building Solutions has a small wood I-joist plant in Canada that was acquired in June 2000. In late 2001, we started up a veneer and plywood plant in Brazil. We also have a 47% interest in an oriented strand board plant in Canada, for which we account under the equity method.

        The following table summarizes net sales and long-lived assets by geography:

	Year Ended December 31
	2003	2002	2001
	(millions)
Net sales
United States	$7,291.9	$6,605.3	$6,620.5
Foreign	953.2	807.0	801.7

	$8,245.1	$7,412.3	$7,422.2

Long-lived assets
United States	$4,541.7	$3,423.8	$3,474.4
Foreign	333.2	227.9	214.5

	$4,874.9	$3,651.7	$3,688.9

        Segment sales to external customers by product line are as follows:

	Year Ended December 31
	2003	2002	2001
	(millions)
Boise Office Solutions, Contract
Office supplies and paper	$2,231.6	$2,179.4	$2,133.1
Technology products	1,124.7	1,021.0	1,023.4
Office furniture	383.3	342.9	377.5

	3,739.6	3,543.3	3,534.0

Boise Office Solutions, Retail
Office supplies and paper	91.6	—	—
Technology products	161.1	—	—
Office furniture	30.5	—	—

	283.2	—	—

Total Boise Office Solutions
Office supplies and paper	2,323.2	2,179.4	2,133.1
Technology products	1,285.8	1,021.0	1,023.4
Office furniture	413.8	342.9	377.5

	4,022.8	3,543.3	3,534.0

Boise Building Solutions
Structural panels	939.3	689.0	725.8
Engineered wood products	433.1	352.2	323.6
Lumber	741.0	774.4	759.2
Particleboard	54.4	66.8	66.9
Building supplies and other	679.1	564.3	485.3

	2,846.9	2,446.7	2,360.8

Boise Paper Solutions
Uncoated free sheet	614.9	669.2	753.9
Containerboard and corrugated containers	370.8	387.5	427.7
Newsprint	160.3	142.9	197.4
Market pulp and other	206.5	198.4	125.7

	1,352.5	1,398.0	1,504.7

Corporate and Other	22.9	24.3	22.7

	$8,245.1	$7,412.3	$7,422.2

        An analysis of our operations by segment is as follows:

					Selected Components of Income (Loss)
						Depreciation, Amortization, and Cost of Company Timber Harvested
	Sales								Invest- ments in Equity Affiliates
				Income (Loss) Before Taxes(a)(b)	Equity in Net Income (Loss) of Affiliates
	Trade	Inter- segment	Total				Capital Expendi- tures	Assets
	(millions)
Year Ended December 31, 2003
Boise Office Solutions, Contract	$3,739.6	$2.3	$3,741.9	$109.4	$.1	$66.1	$184.6	$1,441.3	$.1
Boise Office Solutions, Retail	283.2	—	283.2	6.1	—	2.8	1,259.2	2,265.7	—

	4,022.8	2.3	4,025.1	115.5	.1	68.9	1,443.8	3,707.0	.1
Boise Building Solutions	2,846.9	25.0	2,871.9	95.4	8.7	45.5	55.8	948.2	44.2
Boise Paper Solutions	1,352.5	500.1	1,852.6	(13.9)	—	182.0	127.8	2,501.2	—
Corporate and Other	22.9	55.0	77.9	(45.2)	—	11.9	6.9	297.2	—

	8,245.1	582.4	8,827.5	151.8	8.8	308.3	1,634.3	7,453.6	44.3

Intersegment eliminations	—	(582.4)	(582.4)	—	—	—	—	(77.4)	—
Interest expense	—	—	—	(132.5)	—	—	—	—	—

	$8,245.1	$—	$8,245.1	$19.3	$8.8	$308.3	$1,634.3	$7,376.2	$44.3

Year Ended December 31, 2002
Boise Office Solutions, Contract	$3,543.3	$2.5	$3,545.8	$123.0	$(1.0)	$63.1	$57.3	$1,266.3	$.1
Boise Building Solutions	2,446.7	23.0	2,469.7	39.7	(.6)	47.0	93.9	900.1	35.5
Boise Paper Solutions	1,398.0	480.0	1,878.0	38.6	—	185.1	106.4	2,497.4	—
Corporate and Other	24.3	51.7	76.0	(81.8)	(.8)	11.8	8.6	348.0	—

	7,412.3	557.2	7,969.5	119.5	(2.4)	307.0	266.2	5,011.8	35.6

Intersegment eliminations	—	(557.2)	(557.2)	—	—	—	—	(64.4)	—
Interest expense	—	—	—	(131.7)	—	—	—	—	—

	$7,412.3	$—	$7,412.3	$(12.2)	$(2.4)	$307.0	$266.2	$4,947.4	$35.6

Year Ended December 31, 2001
Boise Office Solutions, Contract	$3,534.0	$2.2	$3,536.2	$151.7	$(5.2)	$67.2	$76.7	$1,263.5	$.2
Boise Building Solutions	2,360.8	27.2	2,388.0	(22.3)	(1.7)	46.6	113.5	821.8	36.1
Boise Paper Solutions	1,504.7	437.7	1,942.4	70.7	—	169.3	179.1	2,621.3	—
Corporate and Other	22.7	50.2	72.9	(120.0)	(1.1)	12.9	10.7	287.4	25.9

	7,422.2	517.3	7,939.5	80.1	(8.0)	296.0	380.0	4,994.0	62.2

Intersegment eliminations	—	(517.3)	(517.3)	—	—	—	—	(60.0)	—
Interest expense	—	—	—	(128.7)	—	—	—	—	—

	$7,422.2	$—	$7,422.2	$(48.6)	$(8.0)	$296.0	$380.0	$4,934.0	$62.2

(a)
Interest income has been allocated to our segments in the amounts of $1.2 million for 2003, $1.5 million for 2002, and $1.8 million for 2001.

(b)
See Note 2, OfficeMax Acquisition; Note 4, Other (Income) Expense, Net; Note 9, Investments in Equity Affiliates; and Note 15, Cost-Reduction Program, Restructuring Activities, and Facility Closures, for an explanation of special items affecting our segments.

17.  Commitments and Guarantees

        We have commitments for timber contracts, leases, and long-term debt that are discussed further in Note 1, Summary of Significant Accounting Policies; Note 7, Leases; and Note 11, Debt. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.

        We have a legal obligation to fund our defined benefit plans. In 2004, if legislative efforts result in a discount rate that is similar to the previous temporary relief package, our required minimum contribution to our pension plans is estimated to be approximately $55 million (see Note 13, Retirement and Benefit Plans for more information). In 2004, we expect to make contributions to the plans of at least the minimums required or, if legislative relief is passed, approximately $80 million to $120 million. Our contributions may change from period to period, based on the performance of plan assets, actuarial valuations, and company discretion within pension laws and regulations.

        In accordance with an amended and restated joint-venture agreement, the minority owner of our subsidiary in Mexico, OfficeMax de Mexico, can elect to put its remaining 49% interest in the subsidiary to Boise if earnings targets are achieved. At December 31, 2003, OfficeMax de Mexico had met these earnings targets. These earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. When the earnings targets are achieved and the minority owner elects to put its ownership interest, the purchase price would be equal to fair value, calculated based on the subsidiary's earnings for the last four quarters before interest, taxes, depreciation and amortization, and on current market multiples of similar companies. The fair value purchase price in 2004 is estimated at $25 million to $30 million.

        We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

        Boise Cascade Corporation has a contingent obligation to repay money borrowed under an industrial revenue bond issue that was assumed by the purchaser of the facility financed with the proceeds of the bonds. The remaining unpaid principal on this obligation was $1.3 million at December 31, 2003, and will decline over time as the indebtedness is retired. Full repayment is required by 2007. No liability is recorded in our financial statements for this contingent obligation.

        Boise Cascade Corporation has guaranteed the debt used to fund an employee stock ownership plan (ESOP) for our U.S. salaried employees. We have recorded the debt, which totaled $19.1 million at December 31, 2003, in our Consolidated Balance Sheet. The debt will be repaid in 2004. We have guaranteed tax indemnities on the ESOP debt. Under these indemnities, we would be required to pay additional amounts to the debt holders if the interest payments on the debt were determined to be taxable. Any amounts paid under this tax indemnification would be dependent upon future tax rulings and assessments by the Internal Revenue Service and are not quantifiable at this time.

        Boise Cascade Corporation guarantees the obligations and performance of its wholly owned subsidiary, Boise Cascade do Brasil, Ltda., under the terms of timber and stumpage purchase agreements in Brazil. These agreements extend through 2014. Boise Cascade Corporation's exposure is effectively limited to the loss of its investment, which was approximately $29.7 million at December 31, 2003.

        Voyageur Panel, a joint venture in Barwick, Ontario, Canada, has the capacity to produce 440 million square feet of oriented strand board panels annually. We hold 47% of the equity. We have an agreement with Voyageur Panel under which we operate the plant and market its product. We have agreed to advance the purchase price, at prevailing market prices, to Voyageur Panel for any finished goods inventory that remains unsold for ten days. We are repaid the amount advanced as the inventory is sold. We also guarantee the creditworthiness of Voyageur Panel's customers and agree to reimburse Voyageur Panel if those customers fail to pay for the products they purchase. There were no advances at December 31, 2003 (see Note 9, Investments in Equity Affiliates).

        In December 2001, Boise Cascade Trust I issued adjustable conversion-rate equity security units to the public at an aggregate offering price of $172.5 million. Boise Cascade Trust I is a statutory business trust wholly owned by Boise Cascade Corporation. The trust used the proceeds from the offering to purchase debentures issued by Boise Cascade Corporation. We irrevocably guarantee the trust's distributions on the preferred securities. Our guarantee is senior and unsecured and is limited to the funds the trust receives from the debentures (see Note 11, Debt).

        We have 11 operating leases that have been assigned to other parties but for which we remain contingently liable in the event of nonpayment by the other parties. The lease terms vary and, assuming exercise of renewal options, extend through 2032. Annual rental payments under the leases are approximately $4.8 million.

        Boise Cascade Corporation has guaranteed the obligations of Boise Cascade Office Products (BCOP) under state workers' compensation laws. This liability is unlimited, and the annual amount of the obligations vary depending on BCOP's claims experience. We insure amounts in excess of $2 million per claim through third-party insurers.

        BCOP and OfficeMax have guaranteed the debt of Boise Cascade Corporation under our revolving credit agreement up to the $560 million aggregate credit limit. At December 31, 2003, $210 million was outstanding under this agreement. The agreement expires in 2005.

        BCOP and OfficeMax have guaranteed the debt of Boise Cascade Corporation under our $150 million credit agreement. At December 31, 2003, $150 million was outstanding under the agreement. The agreement expires in 2005.

        Boise Cascade Corporation and its affiliates enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, indemnifications against third-party claims arising out of arrangements to provide services to us, and indemnifications in merger and acquisition agreements. It is impossible to quantify the maximum potential liability under these indemnifications. At December 31, 2003, we were not aware of any material liabilities arising from these indemnifications.

18.  Legal Proceedings and Contingencies

        We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws, or have received a claim from a private party, with respect to 16 active sites where hazardous substances or other contaminants are or may be located. In most cases, we are one of many potentially responsible parties, and our alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, we have established appropriate reserves. We believe we have minimal or no responsibility with regard to several other sites. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position or results of operations.

        Over the past several years and continuing into 2004, we have been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at job sites. The claims vary widely and often are not specific about the plaintiffs' contacts with the company. None of the claims seeks damages from us individually, and we are generally one of numerous defendants. Many of the cases filed against us have been voluntarily dismissed, although we have settled some cases. The settlements we have paid have been covered mostly by insurance, and we believe any future settlements or judgments in these cases would be similarly covered. To date, no asbestos case against us has gone to trial, and the nature of these cases makes any prediction as to the outcome of pending litigation inherently subjective. At this time, however, we believe our involvement in asbestos litigation is not material to either our financial position or our results of operations.

        We are also involved in other litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings, including those described in the preceding paragraphs, would not materially affect our financial position or results of operations.

19.  Quarterly Results of Operations (unaudited)

	2003				2002
	First(a)	Second	Third(b)	Fourth(c)(d)	First	Second(e)	Third	Fourth
	(millions, except per-share and stock price information)

Net sales	$1,853.2	$1,929.0	$2,110.6	$2,352.3	$1,788.2	$1,888.0	$1,935.3	$1,800.8
Income from operations	2	22	77	47	23	7	46	42
Income (loss) before cumulative effect of accounting changes	(19)	(4)	33	7	(7)	3	9	6
Net income (loss)	(28)	(4)	33	7	(7)	3	9	6
Net income (loss) per common share
Basic	(.53)	(.12)	.51	.05	(.17)	.00	.09	.05
Diluted	(.53)	(.12)	.48	.05	(.17)	.00	.09	.05
Common stock dividends paid per share	.15	.15	.15	.15	.15	.15	.15	.15
Common stock prices(f)
High	28.15	26.30	29.20	32.89	38.81	37.25	34.74	27.49
Low	20.72	21.48	21.48	26.96	31.52	32.55	22.08	19.61
(a)
Included a pretax charge of $10.1 million for employee-related costs incurred in connection with the 2003 cost-reduction program (see Note 15, Cost-Reduction Program, Restructuring Activities, and Facility Closures).

(b)
Included a net $2.9 million, one-time tax benefit related to a favorable tax ruling, net of changes in other tax items.

(c)
Included a $14.7 million pretax charge for the write-down of impaired assets at our plywood and lumber operations in Yakima, Washington. See Note 4, Other (Income) Expense, Net.

(d)
Included income from the OfficeMax operations for the period from December 10, 2003, through December 27, 2003, and costs, including incremental interest expense, directly related to the acquisition. The net effect of these items reduced income $4.1 million before taxes, or $2.5 million after taxes.

(e)
Included a pretax charge of $23.6 million related to the sale of all stock of our wholly owned subsidiary that held our investment in IdentityNow. We also recorded $27.6 million of tax benefits associated with this sale and our 2001 write-down of our equity investment (see Note 9, Investments in Equity Affiliates).

(f)
Our common stock (symbol BCC) is traded on the New York Stock Exchange.

Independent Accountants' Report

To the Board of Directors and Shareholders of Boise Cascade Corporation:

        We have audited the accompanying consolidated balance sheets of Boise Cascade Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Boise Cascade Corporation and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 5 and Note 11 to the consolidated financial statements, in 2003 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations; the fair-value-based method of accounting for stock-based employee compensation using the prospective method of transition under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure; the guidelines established by the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor; and the guidelines of FASB Interpretation No. 46, as revised, Consolidation of Variable Interest Entities. As discussed in Note 10 to the consolidated financial statements, in 2002 the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

Boise, Idaho
January 29, 2004

Report of Management

        Boise's management is responsible for the preparation, integrity, and objectivity of the financial statements and other financial information and representations contained in this annual report on Form 10-K. The financial statements and related notes were prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management has, when necessary, made judgments and estimates based on currently available information.

        Boise's management maintains a comprehensive system of internal controls based on written policies and procedures. We design our system to provide reasonable assurances that assets are safeguarded against loss or unauthorized use, that transactions are executed and recorded in accordance with management's authorization, and that fraudulent financial reporting is detected and prevented. Management bases the concept of reasonable assurances on recognition that the cost of a particular accounting control should not exceed the benefit expected to be derived.

        Management communicates its expectations of internal control to all employees with significant responsibilities in the financial reporting process. In addition, our internal audit staff regularly monitors our financial reporting system and the related internal accounting controls through an extensive program of audits throughout Boise. As part of our system of internal controls, management selects and trains qualified people who we expect to conduct the company's affairs in accordance with Boise's Code of Ethics (the Code). We make our Code available to all Boise employees, and it is a key element of our system of internal controls. The Code covers, among other things, compliance with all laws, including those related to financial disclosure, potential conflicts of interest, and the protection of the company's information and assets.

        KPMG LLP (KPMG), a firm of independent accountants, has audited the financial statements included in this annual report on Form 10-K. The audit committee of our board of directors appointed KPMG as our independent auditors for 2003. Our shareholders ratified this appointment. To enable KPMG's audit, Boise's management has made available all of the corporation's financial records and related data, as well as minutes of all shareholder and board of directors meetings. We believe that all representations made to KPMG during their audit of our financial statements were valid and appropriate. KPMG also selectively tested our internal controls for purposes of planning and performing the audit of our financial statements.

        The Audit Committee of our board of directors is composed solely of independent directors. It meets regularly and separately with management, representatives of our Internal Audit Department, and representatives of KPMG to ensure that each group is carrying out its responsibilities. The Internal Audit staff and the independent auditors have direct and unrestricted access to the Audit Committee, without the presence of management, to discuss the results of their audits, any recommendations concerning the system of internal accounting controls, and the quality of financial reporting.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        For information regarding our change in independent auditors from Arthur Andersen LLP to KPMG LLP, please refer to our Form 8-K filed with the SEC on April 19, 2002, or to the information presented under the caption "Appointment of Independent Accountants" in our proxy statement, which is incorporated by reference.

        We have had no disagreements with our independent accountants regarding accounting or financial disclosure matters.

ITEM 9A. CONTROLS AND PROCEDURES

(a)
As of the end of the period covered by this report, the chief executive officer and chief financial officer directed and supervised an evaluation of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934. The evaluation was conducted to determine whether the company's disclosure controls and procedures were effective in bringing material information about the company to the attention of senior management. Based on that evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures are effective in alerting them in a timely manner to material information that the company is required to disclose in its filings with the Securities and Exchange Commission.

(b)
Since our evaluation, we have made no significant changes in the design or operation of our internal controls. Likewise, we have not taken corrective actions or made changes to other factors that could significantly affect the design or operation of these controls. On December 9, 2003, we completed our acquisition of OfficeMax, Inc. Based on our evaluation, we do not believe this acquisition or the integration of our two systems of internal control will negatively affect the design or operation of our overall internal controls.

 PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The directors and nominees for director are presented under the caption "Board of Directors" in our proxy statement. This information is incorporated by reference.

        The following lists our executive officers covered by Section 16 of the Securities and Exchange Act of 1934 and gives a brief description of their business experiences as of January 31, 2004:

        John C. Bender, 63, was first elected an officer of the company on February 13, 1990. Mr. Bender has served as senior vice president, Boise Building Solutions, since 1999 and previously served as vice president, Boise Building Solutions, beginning in 1993. He joined Boise in 1969.

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

        Information concerning our Audit Committee financial expert is set forth under the caption "Audit Committee Report" in our proxy statement and is incorporated by reference.

        We have adopted a Code of Ethics that applies to all Boise employees and directors, including our senior financial officers. Copies of the Code are available, free of charge, on our website at www.bc.com, by clicking on "Investor Relations," and then "Corporate Governance." You also may obtain copies of this Code by contacting our Corporate Communications Department, 1111 West Jefferson Street, PO Box 50, Boise, Idaho 83728, or by calling 208/384-7990.

ITEM 11. EXECUTIVE COMPENSATION

        Information concerning compensation of Boise's executive officers for the year ended December 31, 2003, is presented under the caption "Compensation Tables" in our proxy statement. This information is incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)
Information concerning the security ownership of certain beneficial owners as of December 31, 2003, is set forth under the caption "Ownership of More Than 5% of Boise Stock" in our proxy statement and is incorporated by reference.

(b)
Information concerning security ownership of management as of December 31, 2003, is set forth under the caption "Stock Ownership—Directors and Executive Officers" in our proxy statement and is incorporated by reference.

(c)
Information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement and is incorporated by reference.

Equity Compensation Plan Information

        Our shareholders have approved all the company's equity compensation plans, including the Director Stock Compensation Plan (DSCP) and 2003 Boise Incentive and Performance Plan (BIPP). These plans are designed to further align our directors' and management's interests with the company's long-term performance and the long-term interests of our shareholders. Our shareholders also approved an amendment increasing the number of shares of common stock available for issuance under the BIPP.

        The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2003.

Plan Category(a)	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	8,457,888	$32.16	5,919,144
Equity compensation plans not approved by security holders	—	—	—

Total	8,457,888	$32.16	5,919,144

(a)
The number of securities to be issued upon the exercise of outstanding options, warrants, and rights also includes options previously granted under the Director Stock Option Plan and 1984 Key Executive Stock Option Plan. Both of these plans were replaced by the Boise Incentive and Performance Plan. Neither (i) interests in shares of common stock in the Boise Cascade Common Stock Fund or Series D Preferred Stock in the Employee Stock Ownership Plan (ESOP) fund held by the trustee of the company's 401(k) Savings and Supplemental Retirement Plan nor (ii) the deferred stock unit component of the company's 2001 Key Executive Deferred Compensation Plan (DCP) is included in this table. For information regarding the number of shares of common stock and ESOP preferred stock held by the 401(k) trustee, see "Ownership of More Than 5% of Boise Stock" in our proxy statement incorporated by reference. For information regarding the deferred stock unit component of our DCP, see the "Summary Compensation Table" in our proxy statement. As of December 31, 2003, there were 158,667 stock units outstanding in the deferred stock unit component of the DCP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions during 2003 is set forth under the caption "Business Relationships" in our proxy statement and is incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning principal accountant fees and services is set forth under the caption "Audit Committee Report—Audit, Audit-Related, and Other Nonaudit Services" in our proxy statement and is incorporated by reference.

 PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this Form 10-K:

(1)
Consolidated Financial Statements.

    The Consolidated Financial Statements, the Notes to Consolidated Financial Statements, the Independent Auditors' Report, and the Report of Management are presented in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

    •
    Consolidated Balance Sheets as of December 31, 2003 and 2002.

    •
    Consolidated Statements of Income (Loss) for the years ended December 31, 2003, 2002, and 2001.

    •
    Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002, and 2001.

    •
    Consolidated Statements of Shareholders' Equity for the years ended December 31, 2003, 2002, and 2001.

    •
    Notes to Consolidated Financial Statements.

    •
    Independent Auditors' Report.

    •
    Report of Management.

  (2)
  Financial Statement Schedules.

    All financial statement schedules have been omitted because they are inapplicable, not required, or shown in the financial statements and notes in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

  (3)
  Exhibits.

    A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated by reference.

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

  On December 9, 2003, we filed a Form 8-K with the Securities and Exchange Commission to report the results of the votes cast with respect to the special shareholders meeting held in connection with the OfficeMax transaction.

  On December 23, 2003, we filed a Form 8-K with the Securities and Exchange Commission to file consolidated financial statements of OfficeMax and to report on the results of the merger.

  On January 7, 2004, we filed a Form 8-K with the Securities and Exchange Commission to furnish the Boise Office Solutions investor conference webcast presentation materials.

  On January 22, 2004, we filed a Form 8-K with the Securities and Exchange Commission to furnish the earnings release announcing our fourth quarter 2003 financial results and selected pages from our Fourth Quarter 2003 Fact Book.

  On February 17, 2004, we filed a Form 8-K with the Securities and Exchange Commission to furnish our Fourth Quarter 2003 Fact Book.

  On February 19, 2004, we filed an amended Form 8-K with the Securities and Exchange Commission to amend the Form 8-K originally dated February 17, 2004, in order to revise the "Financial Highlights" and "Consolidated Balance Sheets" pages.

  On February 20, 2004, we filed an amended Form 8-K with the Securities and Exchange Commission to file Boise's unaudited pro forma condensed combined financial information as of September 30, 2003, and for the nine- and twelve-month periods ended September 30, 2003, and December 31, 2002, respectively.

(c)
Exhibits.

        See Index to Exhibits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Boise Cascade Corporation

By	/s/ George J. Harad George J. Harad Chairman of the Board and Chief Executive Officer

Dated: March 2, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated, on March 2, 2004.

	Signature	Capacity
(i)	Principal Executive Officer:
	/s/ George J. Harad George J. Harad	Chairman of the Board and Chief Executive Officer
(ii)	Principal Financial Officer:
	/s/ Theodore Crumley Theodore Crumley	Senior Vice President and Chief Financial Officer
(iii)	Principal Accounting Officer:
	/s/ Thomas E. Carlile Thomas E. Carlile	Vice President and Controller
(iv)	Directors:
/s/ George J. Harad George J. Harad
	/s/ Claire S. Farley Claire S. Farley	A. William Reynolds
	/s/ Rakesh Gangwal Rakesh Gangwal	/s/ Francesca Ruiz de Luzuriaga Francesca Ruiz de Luzuriaga
	/s/ Richard R. Goodmanson Richard R. Goodmanson	/s/ Jane E. Shaw Jane E. Shaw
	/s/ Edward E. Hagenlocker Edward E. Hagenlocker	/s/ Carolyn M. Ticknor Carolyn M. Ticknor
	/s/ Gary G. Michael Gary G. Michael	/s/ Ward W. Woods Ward W. Woods

Consent of Independent Accountants

To the Board of Directors and Shareholders of Boise Cascade Corporation:

        We consent to the incorporation by reference in the registration statement (No. 33-28595) on the post-effective amendment No. 1 to Form S-8; registration statement (No. 33-21964) on the post-effective amendment No. 1 to Form S-8; registration statement (No. 33-31642) on Form S-8; registration statement (No. 333-105223) on Form S-8; registration statement (No. 333-37124) on Form S-8; registration statement (No. 333-41033) on the pre-effective amendment No. 1 to Form S-3; registration statement (No. 333-86425) on Form S-8; registration statement (No. 333-86427) on Form S-8; registration statement (No. 333-61106) on Form S-8; registration statement (No. 333-74450) on Form S-3; registration statement (No. 333-86362) on Form S-3; and the registration statement (No. 333-110397) on Form S-8 of Boise Cascade Corporation of our report dated January 29, 2004, with respect to the consolidated balance sheets of Boise Cascade Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2003, which report appears in the December 31, 2003, annual report on Form 10-K of Boise Cascade Corporation.

        Our report refers to the adoption of Statement of Financial Accounting Standards (SFAS) No. 143 and No. 148, Financial Accounting Standards Board's (FASB) Emerging Issues Task Force Issue No. 02-16, and FASB Interpretation No. 46, as revised, effective in 2003. Our report also refers to the adoption of SFAS No. 142, effective in 2002.

/s/ KPMG LLP

Boise, Idaho
March 2, 2004

BOISE CASCADE CORPORATION

INDEX TO EXHIBITS

Filed with the Annual Report on Form 10-K for the Year Ended December 31, 2003

Number		Description
2	(1)	Agreement and Plan of Merger dated as of July 13, 2003, among Boise Cascade Corporation, Challis Corporation, and OfficeMax, Inc.
3.1	(2)	Restated Certificate of Incorporation, as restated to date
3.2	(3)	Bylaws as amended December 11, 1998
4.1	(4)	Trust Indenture between Boise Cascade Corporation and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended
4.2	(5)	Revolving Credit Agreement—$560,000,000, dated as of March 28, 2002
4.3	*	Renewed Rights Agreement, amended and restated as of December 12, 2003
4.4	(6)	Purchase Contract Agreement between Boise Cascade Corporation and BNY Western Trust Company, as purchase contract agent, dated December 5, 2001
4.5	(6)
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
9		Inapplicable
10.1	*	Key Executive Performance Plan for Executive Officers, as amended through September 26, 2003
10.2	*	1986 Executive Officer Deferred Compensation Plan, as amended through September 26, 2003
10.3	*	1983 Board of Directors Deferred Compensation Plan, as amended through September 26, 2003
10.4	*	1982 Executive Officer Deferred Compensation Plan, as amended through September 26, 2003
10.5	(7)	Executive Officer Severance Pay Policy, as amended through December 11, 1992
10.6	*	Supplemental Early Retirement Plan for Executive Officers, as amended through September 26, 2003
10.7	*	Boise Cascade Corporation Supplemental Pension Plan, as amended through September 26, 2003
10.8	*	1987 Board of Directors Deferred Compensation Plan, as amended through September 26, 2003

10.9	*	1984 Key Executive Stock Option Plan, as amended through September 26, 2003
10.10	*	1980 Split-Dollar Life Insurance Plan, as amended through September 26, 2003
10.11	*	Form of Agreement with Executive Officers, as amended through September 26, 2003 (for BCC executive officers who are employees of BCC)
10.12	(8)	Supplemental Healthcare Plan for Executive Officers, as amended through January 1, 2003
10.13	(7)	Nonbusiness Use of Corporate Aircraft Policy, as amended
10.14	(9)	Executive Officer Financial Counseling Program description, as amended through July 27, 2000
10.15	*	Form of Directors' Indemnification Agreement, as revised September 26, 2003
10.16	(10)	Deferred Compensation and Benefits Trust, as amended by the Form of Sixth Amendment dated May 1, 2001
10.17	*	Director Stock Compensation Plan, as amended through September 26, 2003
10.18	*	Director Stock Option Plan, as amended through September 26, 2003
10.19	*	1995 Executive Officer Deferred Compensation Plan, as amended through September 26, 2003
10.20	*	1995 Board of Directors Deferred Compensation Plan, as amended through September 26, 2003
10.21	*	1995 Split-Dollar Life Insurance Plan, as amended through September 26, 2003
10.22	*	Form of Agreement with Executive Officers, as amended through September 26, 2003 (for Boise Office Solutions executive officers who are executive officers of BCC)
10.23	*	2001 Key Executive Deferred Compensation Plan, as amended through September 26, 2003
10.24	*	2001 Board of Directors Deferred Compensation Plan, as amended through September 26, 2003
10.25	*	Key Executive Performance Unit Plan, as amended through September 26, 2003
10.26	*	2003 Director Stock Compensation Plan, as amended through September 26, 2003
10.27	*	2003 Boise Incentive and Performance Plan, as amended through December 12, 2003
11	*	Computation of Per-Share Earnings
12.1	*	Ratio of Earnings to Fixed Charges
12.2	*	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements
13		Inapplicable
14	*	Code of Ethics
16		Inapplicable

18		Inapplicable
21	*	Significant subsidiaries of the registrant
22		Inapplicable
23	*	Consent of KPMG LLP (see page )
24		Inapplicable
31.1	*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Cascade Corporation

*
Filed with this Form 10-K.

(1)
Exhibit 2 was filed under the same exhibit number in Boise's Current Report on Form 8-K filed on July 14, 2003, and is incorporated by reference.

(2)
Exhibit 3.1 was filed as exhibit 3 in Boise's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, and is incorporated by reference.

(3)
Exhibit 3.2 was filed under the same exhibit number in Boise's 1998 Annual Report on Form 10-K and is incorporated by reference.

(4)
The Trust Indenture between Boise Cascade Corporation and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended, was filed as exhibit 4 in the Registration Statement on Form S-3 No. 33-5673, filed May 13, 1986. The First Supplemental Indenture, dated December 20, 1989, to the Trust Indenture between Boise Cascade Corporation and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, was filed as exhibit 4.2 in the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 No. 33-32584, filed December 20, 1989. The Second Supplemental Indenture, dated August 1, 1990, to the Trust Indenture was filed as exhibit 4.1 in Boise's Current Report on Form 8-K filed on August 10, 1990. The Third Supplemental Indenture, dated December 5, 2001, between Boise Cascade Corporation and BNY Western Trust Company, as trustee, to the Trust Indenture dated as of October 1, 1985, between Boise Cascade Corporation and U.S. Bank Trust National Association (as successor in interest to Morgan Guaranty Trust Company of New York) was filed as exhibit 99.2 in Boise's Current Report on Form 8-K filed on December 10, 2001. The Fourth Supplemental Indenture dated October 21, 2003, between Boise Cascade Corporation and U.S. Bank Trust National Association was filed as exhibit 4.1 in Boise's Current Report on Form 8-K filed on October 20, 2003. Each of the documents referenced in this footnote is incorporated by reference.

(5)
Exhibit 4.2 was filed as exhibit 4 in Boise's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and is incorporated by reference.

(6)
Exhibits 4.4, 4.5, 4.6, and 4.7 were filed as exhibits 99.4, 99.7, 99.9, and 99.10, respectively, in Boise's Current Report on Form 8-K filed on December 10, 2001, and are incorporated by reference.

(7)
Exhibits 10.5 and 10.13 were filed as exhibits 10.5 and 10.14 in Boise's 1993 Annual Report on Form 10-K and are incorporated by reference.

(8)
Exhibit 10.12 was filed as exhibit 10.13 in Boise's 2002 Annual Report on Form 10-K and is incorporated by reference.

(9)
Exhibit 10.14 was filed as exhibit 10.15 in Boise's 2000 Annual Report on Form 10-K and is incorporated by reference.

(10)
The Deferred Compensation and Benefits Trust, as amended and restated as of December 13, 1996, was filed as exhibit 10.18 in Boise's 1996 Annual Report on Form 10-K. Amendment No. 4, dated July 29, 1999, to the Deferred Compensation and Benefits Trust was filed as exhibit 10.18 in Boise's 1999 Annual Report on Form 10-K. Amendment No. 5, dated December 6, 2000, to the Deferred Compensation and Benefits Trust was filed as exhibit 10.18 in Boise's 2000 Annual Report on Form 10-K. Amendment No. 6, dated May 1, 2001, to the Deferred Compensation and Benefits Trust was filed as exhibit 10 in Boise's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001. Each of the documents referenced in this footnote is incorporated by reference.

The text for our Form 10-K is printed on
Lightweight Opaque paper produced by
Boise's papermakers at our St. Helens, Oregon, mill.

QuickLinks

Table of Contents
PART I
  ITEM 1. BUSINESS
  General Overview
  Boise Office Solutions, Contract
  Boise Office Solutions, Retail
  Boise Building Solutions
  Boise Paper Solutions
  Timber Resources
  Environmental Issues
  Capital Investment
  Energy
  Competition
  Seasonality
  Working Capital
  Acquisitions and Divestitures
  Employees
  Identification of Executive Officers
  ITEM 2. PROPERTIES
  Boise Office Solutions, Contract
  Boise Office Solutions, Retail
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
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Shareholder Rights Plan
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Summary and Outlook
  Acquisition of OfficeMax
  Segment Discussion
  Results of Operations, Consolidated
  Boise Office Solutions, Contract
  Boise Office Solutions, Retail
  Boise Building Solutions
  Boise Paper Solutions
  Liquidity and Capital Resources
  Financial Instruments
  Timber Supply
  Environmental
  Critical Accounting Estimates
  Cautionary and Forward-Looking Statements
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Notes to Consolidated Financial Statements
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K