Form 10-Q
period 2004-03-31
BOISE CASCADE CORP
filed 2004-05-07
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).       Yes   X    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of April 30, 2004 87,660,674

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Notes to Quarterly Consolidated Financial Statements (Unaudited)	7
	1. Basis of Presentation	7
	2. OfficeMax Acquisition	7
	3. OfficeMax Integration	9
	4. Net Income (Loss) Per Common Share	10
	5. Stock-Based Compensation	11
	6. Other (Income) Expense, Net	13
	7. Income Taxes	13
	8. Comprehensive Income (Loss)	13
	9. Accounting Changes	14
	10. Investments in Equity Affiliates	14
	11. Inventories	15
	12. Deferred Software Costs	15
	13. Goodwill and Intangible Assets	15
	14. Debt	16
	15. Financial Instruments	17
	16. Retirement and Benefit Plans	18
	17. 2003 Cost-Reduction Program	18
	18. Recently Adopted Accounting Standards	19
	19. Segment Information	20
	20. Commitments and Guarantees	21
	21. Legal Proceedings and Contingencies	21
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
	Summary and Outlook	22
	Results of Operations, Consolidated	26
	Boise Office Solutions, Contract	29
	Boise Office Solutions, Retail	30
	Boise Building Solutions	31
	Boise Paper Solutions	32
	Liquidity and Capital Resources	33
	Timber Supply and Environmental Issues	36
	Critical Accounting Estimates	36
	Cautionary and Forward-Looking Statements	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38

Item 4.	Controls and Procedures	39

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	41

Item 2.	Changes in Securities	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 6.	Exhibits and Reports on Form 8-K	42

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(thousands, except per-share amounts)

	Three Months Ended March 31
	__________________________
	2004	2003
	__________	_____________
	(unaudited)

Sales	$3,529,654	$1,853,243
	__________	__________
Costs and expenses
Materials, labor, and other operating expenses	2,762,453	1,515,189
Depreciation, amortization, and cost of company timber harvested	98,349	75,582
Selling and distribution expenses	506,432	214,162
General and administrative expenses	72,889	35,373
Other (income) expense, net	(46,661)	11,152
	___________	___________
	3,393,462	1,851,458
	__________	__________
Equity in net income (loss) of affiliates	5,067	(59)
	__________	__________
Income from operations	141,259	1,726
	__________	__________
Interest expense	(40,652)	(32,191)
Interest income	484	114
Foreign exchange gain	180	956
	__________	__________
	(39,988)	(31,121)
	__________	__________
Income (loss) before income taxes, minority interest, and cumulative effect of accounting changes	101,271	(29,395)
Income tax (provision) benefit	(36,964)	10,652
	__________	__________
Income (loss) before minority interest and cumulative effect of accounting changes	64,307	(18,743)
Minority interest, net of income tax	(842)	-
	__________	__________
Income (loss) before cumulative effect of accounting changes	63,465	(18,743)
Cumulative effect of accounting changes, net of income tax	-	(8,803)
	__________	__________

Net income (loss)	63,465	(27,546)
Preferred dividends	(3,366)	(3,266)
	___________	___________

Net income (loss) applicable to common shareholders	$60,099	$(30,812)
	==========	==========
Net income (loss) per common share
Basic before cumulative effect of accounting changes	$0.70	$(0.38)
Cumulative effect of accounting changes, net of income tax	-	(0.15)
	_____	_____

Basic	$0.70	$(0.53)
	=====	=====
Diluted before cumulative effect of accounting changes	$0.66	$(0.38)
Cumulative effect of accounting changes, net of income tax	-	(0.15)
	_____	_____

Diluted	$0.66	$(0.53)
	=====	=====

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
Consolidated Balance Sheets
(thousands)

	March 31		December 31
	_________________________		___________
	2004	2003	2003
	_________	___________	___________
	(unaudited)
ASSETS
Current
Cash and cash equivalents	$249,679	$85,256	$124,879
Receivables, less allowances
of $10,921, $12,206, and $10,865	734,337	481,639	574,219
Inventories	1,589,977	676,707	1,609,811
Deferred income taxes	143,495	63,601	132,235
Other	88,913	36,145	60,148
	__________	___________	___________
	2,806,401	1,343,348	2,501,292
	__________	___________	___________
Property
Property and equipment
Land and land improvements	86,397	72,277	87,703
Buildings and improvements	893,992	739,997	890,871
Machinery and equipment	4,957,448	4,676,910	4,905,012
	__________	___________	___________
	5,937,837	5,489,184	5,883,586
Accumulated depreciation	(3,141,586)	(2,962,806)	(3,058,527)
	__________	___________	___________
	2,796,251	2,526,378	2,825,059
Timber, timberlands, and timber deposits	306,736	326,583	330,667
	__________	___________	___________
	3,102,987	2,852,961	3,155,726
	__________	___________	___________

Goodwill	1,111,786	409,500	1,107,292
Intangible assets, net	217,201	24,997	218,196
Investments in equity affiliates	49,362	35,553	44,335
Other assets	348,592	304,570	349,318
	__________	___________	___________
Total assets	$7,636,329	$4,970,929	$7,376,159
	==========	===========	===========

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
Consolidated Balance Sheets (continued)
(thousands, except share amounts)

	March 31		December 31
	_______________________		___________
	2004	2003	2003
	_________	_________	___________
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Short-term borrowings	$70,948	$14,800	$5,188
Current portion of long-term debt	47,940	90,654	83,016
Income taxes payable	3,485	7,535	694
Accounts payable	1,128,464	519,083	1,255,303
Accrued liabilities
Compensation and benefits	302,336	208,638	317,934
Interest payable	40,412	24,655	34,130
Other	352,698	143,552	280,646
	_________	_________	___________
	1,946,283	1,008,917	1,976,911
	_________	_________	___________
Debt
Long-term debt, less current portion	2,179,202	1,472,670	1,999,876
Adjustable conversion-rate equity security units	172,500	172,500	172,500
Guarantee of ESOP debt	19,087	51,448	19,087
	_________	_________	___________
	2,370,789	1,696,618	2,191,463
	_________	_________	___________
Other
Deferred income taxes	83,321	159,547	43,311
Compensation and benefits	569,073	668,260	564,331
Other long-term liabilities	255,661	58,971	256,355
	_________	_________	___________
	908,055	886,778	863,997
	_________	_________	___________
Minority interest	21,617	-	20,154
	_________	_________	___________

Commitments and contingent liabilities

Shareholders' equity
Preferred stock -- no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 4,117,827, 4,218,361, and 4,117,827 shares outstanding	185,302	189,826	185,302
Deferred ESOP benefit	(19,087)	(51,448)	(19,087)
Common stock -- $2.50 par value; 200,000,000 shares authorized; 87,441,759, 58,291,781, and 87,137,306 shares outstanding	215,598	145,729	214,805
Additional paid-in capital	1,243,095	474,715	1,228,694
Retained earnings	953,318	917,175	907,738
Accumulated other comprehensive loss	(188,641)	(297,381)	(193,818)
	_________	_________	___________
Total shareholders' equity	2,389,585	1,378,616	2,323,634
	_________	_________	___________
Total liabilities and shareholders' equity	$7,636,329	$4,970,929	$7,376,159
	=========	=========	===========

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(thousands)

	Three Months Ended March 31
	__________________________
	2004	2003
	___________	___________
	(unaudited)
Cash provided by (used for) operations
Net income (loss)	$63,465	$(27,546)
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(5,067)	59
Depreciation, amortization, and cost of company timber harvested	98,349	75,582
Deferred income tax provision (benefit)	27,454	(13,304)
Minority interest, net of income tax	842	-
Pension and other postretirement benefits expense	26,936	20,529
Cumulative effect of accounting changes, net of income tax	-	8,803
Other	5,487	(956)
Gain on sale of assets	(60,162)	-
Receivables	(156,667)	(47,848)
Inventories	18,676	33,508
Accounts payable and accrued liabilities	(71,401)	(7,434)
Current and deferred income taxes	2,985	(16,645)
Pension and other postretirement benefits payments	(23,299)	(2,806)
Other	(30,514)	20,419
	___________	___________
Cash provided by (used for) operations	(102,916)	42,361
	___________	___________
Cash provided by (used for) investment
Expenditures for property and equipment	(67,583)	(43,419)
Expenditures for timber and timberlands	(2,754)	(2,253)
Proceeds from equity affiliates	40	29
Sale of assets	92,827	-
Other	(1,786)	(1,823)
	___________	___________
Cash provided by (used for) investment	20,744	(47,466)
	___________	___________
Cash provided by (used for) financing
Cash dividends paid
Common stock	(12,888)	(8,743)
Preferred stock	-	(30)
	___________	___________
	(12,888)	(8,773)
Short-term borrowings	65,760	(13,200)
Additions to long-term debt	180,039	120,000
Payments of long-term debt	(36,017)	(70,159)
Other	10,078	(2,659)
	___________	___________
Cash provided by financing	206,972	25,209
	___________	___________

Increase in cash and cash equivalents	124,800	20,104
Balance at beginning of the year	124,879	65,152
	___________	___________
Balance at March 31	$249,679	$85,256
	===========	===========

See accompanying notes to consolidated financial statements.

Notes to Quarterly Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

          We have prepared the quarterly consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Some information and footnote disclosures, which would normally be included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. These statements should be read together with the consolidated statements and the accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

          The quarterly consolidated financial statements have not been audited by independent auditors, but in the opinion of management, we have included all adjustments necessary to present fairly the results for the periods. Net income (loss) for the three months ended March 31, 2004 and 2003, involved estimates and accruals. Actual results may vary from those estimates. Except as may be disclosed within these "Notes to Quarterly Consolidated Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

          Certain amounts in prior years' financial statements have been reclassified to conform with the current year's presentation. These reclassifications did not affect net income (loss).

2.	OfficeMax Acquisition

          On December 9, 2003, we completed our acquisition of OfficeMax, Inc. We acquired 100% of the voting equity interest. OfficeMax is now a subsidiary of Boise Cascade Corporation, and the results of OfficeMax operations after December 9, 2003, are included in our consolidated financial statements. OfficeMax is a retail distributor of office supplies and paper, technology products, and office furniture. Our OfficeMax superstores feature CopyMax® and FurnitureMax® in-store modules devoted to print-for-pay services and office furniture. OfficeMax has operations in the United States, Puerto Rico, and the U.S. Virgin Islands and a 51%-owned joint venture in Mexico.

          The aggregate consideration paid for the acquisition was as follows:

(thousands)

Fair value of Boise common stock issued	$808,172
Cash consideration for OfficeMax common shares exchanged	486,738
Transaction costs	20,000
___________
1,314,910
Debt assumed by Boise	81,627
___________
$1,396,537
===========

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

          We summarized the estimated fair values of assets acquired and liabilities assumed for the OfficeMax acquisition in Note 2, OfficeMax Acquisition, in "Item 8. Financial Statements and Supplementary Data" in our 2003 Annual Report on Form 10-K. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed. During first quarter 2004, we recorded $2.4 million of purchase price adjustments that increased the recorded amount of goodwill. The adjustments were related to liability accruals as well as severance accruals for the consolidation of one OfficeMax customer service center and consolidation of headquarters administrative staff.

Pro Forma Financial Information

          The following table summarizes unaudited pro forma financial information assuming we had acquired OfficeMax on January 1, 2003. The unaudited pro forma financial information uses OfficeMax data for the months corresponding to Boise's March 31 quarter-end. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position. We have not finalized our integration plans. Accordingly, this pro forma information does not include all costs related to the integration. When the costs are determined, they will either increase the amount of goodwill recorded or decrease net income, depending on the nature of the costs. We also expect to realize operating synergies. Synergies will come from offering more products and services across more customer channels, purchasing leverage from increased scale, and reduced costs in logistics, marketing, and administration. The pro forma information does not reflect these potential expenses and synergies.
Three Months Ended March 31, 2003
_______________
(thousands, except per-share amounts)

Sales	$3,153,335

Net loss before cumulative effect of accounting changes	$(8,846)
Cumulative effect of accounting changes, net of income tax	(8,803)
______________
Net loss	$(17,649)
==============
Net loss per common share
Basic and diluted before cumulative effect of accounting changes	$(0.14)
Cumulative effect of accounting changes, net of income tax	(0.10)
_____
Basic and diluted	$(0.24)
=====

3.	OfficeMax Integration

Integration Charges

          Increased scale as a result of the OfficeMax acquisition has allowed us to evaluate the combined office products business to determine what opportunities for consolidation of operations may be appropriate. Closures or consolidation of acquired facilities identified in the integration planning process are accounted for as exit activities in connection with the acquisition and charged to goodwill. Charges for all other closures and consolidations have been recognized in our Consolidated Statement of Income.

          During the three months ended March 31, 2004, we incurred approximately $8.9 million of integration costs as the business began to consolidate distribution centers, customer service centers, and administrative staff. Approximately $6.1 million of the costs are included in "Other (income) expense, net," and $2.8 million are included in "Selling and distribution expenses." They are as follows:
Three Months Ended March 31, 2004
______________
(thousands)

Severance	$4,622
Write-down of long-lived assets	1,444
Professional fees	1,433
Other integration costs	1,381
______________
$8,880
==============

Facility Closure Reserves

          During first quarter 2004, we announced plans to destock four of our 59 U.S. distribution centers and close two of eight customer service centers. We expect to destock the four U.S. distribution centers by the end of third quarter 2004 and close the customer service centers during second quarter 2004, eliminating approximately 460 employee positions. At March 31, 2004, we had accrued for approximately $2.8 million of costs associated with these closures in our Consolidated Balance Sheet. We are working on a plan to reduce the total number of U.S. distribution centers from 59 at December 31, 2003, to 25 to 30 by the end of 2006. We will account for the additional closures when management formalizes their plans. When the costs are determined, they will either increase the amount of goodwill recorded or decrease net income.

          Prior to our acquisition of OfficeMax, OfficeMax had identified and closed underperforming facilities. As part of our purchase price allocation, at December 31, 2003, we had $58.7 million of reserves recorded for the estimated fair value of future liabilities associated with these closures. These reserves related primarily to future lease termination costs, net of estimated sublease income. Most of the expenditures for these facilities will be made over the remaining lives of the operating leases, which range from three to 16 years. At March 31, 2004, the remaining reserve in our Consolidated Balance Sheet was $56.7 million.

          In addition to these store closures, at December 31, 2003, we had identified 45 OfficeMax facilities that were no longer strategically or economically viable. In accordance with the provisions of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, at December 31, 2003, we had $69.4 million of reserves recorded in our Consolidated Balance Sheet. We closed these stores during first quarter 2004, eliminating approximately 995 employee positions, of which approximately 310 people were offered transfers to other stores. These charges were accounted for as exit activities in connection with the acquisition, and we did not recognize a charge to income in our Consolidated Statement of Income. Most of the cash expenditures for the facilities described above will be made over the remaining lives of the operating leases, which range from one month to 12 years. At March 31, 2004, the remaining reserve in our Consolidated Balance sheet was $66.7 million.

          At March 31, 2004, approximately $30.1 million of the facility closure reserve liability was included in "Accrued liabilities, other," and $96.1 million was included in "Other long-term liabilities." Facility closure reserve account activity was as follows:
	Lease Termination Costs	Severance	Other	Total
	____________	__________	_________	________
	(thousands)

Facility closure reserve at December 31, 2003	$126,922	$794	$412	$128,128
Costs incurred and charged to expense/goodwill	-	2,784	-	2,784
Charges against the reserve	(4,694)	(21)	(2)	(4,717)
	____________	__________	_________	________
	$122,228	$3,557	$410	$126,195
	============	==========	=========	========

4.	Net Income (Loss) Per Common Share

          Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by weighted average shares outstanding. For the three months ended March 31, 2003, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss were the same.
	Three Months Ended March 31
	__________________
	2004	2003
	_______	_______
	(thousands, except per-share amounts)

Basic
Income (loss) before cumulative effect of accounting changes	$63,465	$(18,743)
Preferred dividends (a)	(3,366)	(3,266)
	_______	_______
Basic income (loss) before cumulative effect of accounting changes	60,099	(22,009)
Cumulative effect of accounting changes, net of income tax	-	(8,803)
	_______	_______
Basic income (loss)	$60,099	$(30,812)
	=======	=======
Average shares used to determine basic income (loss) per common share	86,075	58,289
	=======	=======
Basic income (loss) per common share before cumulative effect of accounting changes	$0.70	$(0.38)
Cumulative effect of accounting changes, net of income tax	-	(0.15)
	_____	_____
Basic income (loss) per common share	$0.70	$(0.53)
	=====	=====

	Three Months Ended March 31
	__________________
	2004	2003
	_______	_______
	(thousands, except per-share amounts)

Diluted
Basic income (loss) before cumulative effect of accounting changes	$60,099	$(22,009)
Preferred dividends eliminated	3,366	-
Supplemental ESOP contribution	(3,063)	-
	_______	_______
Diluted income (loss) before cumulative effect of accounting changes	60,402	(22,009)
Cumulative effect of accounting changes, net of income tax	-	(8,803)
	_______	_______
Diluted income (loss) (b)	$60,402	$(30,812)
	=======	=======

Average shares used to determine basic income (loss) per common share	86,075	58,289
Restricted stock, stock options, and other	1,883	-
Series D Convertible Preferred Stock	3,309	-
	_______	_______
Average shares used to determine diluted income (loss) per common share (b) (c)	91,267	58,289
	=======	=======

Diluted income (loss) per common share before cumulative effect of accounting changes	$0.66	$(0.38)
Cumulative effect of accounting changes, net of income tax	-	(0.15)
	_____	_____
Diluted income (loss) per common share	$0.66	$(0.53)
	=====	=====
(a)	The dividend attributable to our Series D Convertible Preferred Stock held by our employee stock ownership plan (ESOP) is net of a tax benefit.
(b)

Adjustments totaling $0.3 million for the three months ended March 31, 2003, which would have reduced the basic loss to arrive at diluted loss, were excluded because the calculation of diluted loss per share was antidilutive. Also, for the three months ended March 31, 2003, potentially dilutive common shares of 3.6 million were excluded from average shares because they were antidilutive.

(c)

Options to purchase 3.9 million and 8.5 million shares of common stock were outstanding during the three months ended March 31, 2004 and 2003, but were not included in the computation of diluted income (loss) per share because the exercise prices of the options were greater than the average market price of the common shares. Forward contracts to purchase 5.2 million and 5.4 million shares of common stock were outstanding during the three months ended March 31, 2004 and 2003, but were not included in the computation of diluted income (loss) per share because the securities were not dilutive under the treasury stock method. These forward contracts are related to our adjustable conversion-rate equity security units.

5.	Stock-Based Compensation

          In 2003, we adopted the fair-value-based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. We used the prospective method of transition for all employee awards granted on or after January 1, 2003. Awards under our plans vest over periods up to three years. Therefore, the cost related to stock-based employee compensation included in the determination of our net loss in 2003 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS No. 123. During the three months ended March 31, 2004, in our Consolidated Statement of Income, we recognized $5.8 million of pretax compensation expense, of which $5.7 million related to restricted stock.

          The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair-value-based method to all outstanding and unvested awards in 2003.
	Three Months Ended March 31
	______________________
	2004	2003
	_________	_________
	(thousands, except per-share amounts)

Reported net income (loss)	$63,465	$(27,546)

Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3,537	35

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,537)	(2,196)
	_________	_________

Pro forma net income (loss)	63,465	(29,707)
Preferred dividends	(3,366)	(3,266)
	_________	_________
Pro forma net income (loss) applicable to common shareholders	$60,099	$(32,973)
	=========	=========

Basic and diluted income (loss) per share

Basic
As reported	$0.70	$(0.53)
Pro forma	0.70	(0.57)

Diluted
As reported	$0.66	$(0.53)
Pro forma	0.66	(0.57)

          The above effects of applying SFAS No. 123 are not indicative of future amounts. Additional awards may occur in future quarters. To calculate stock-based employee compensation expense under SFAS No.123, we estimated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002: risk-free interest rates of 4.0%, expected dividends of 15 cents per share per quarter, expected lives of 4.3 years in both periods, and expected stock price volatility of 40%. No options were granted during the three months ended March 31, 2004.

          We calculate compensation expense for restricted stock awards based on the fair value of Boise's stock on the date of grant. We recognize the expense over the vesting period. For more information see Note 14, Shareholders' Equity, in our 2003 Annual Report on Form 10-K.

6.	Other (Income) Expense, Net

          "Other (income) expense, net" includes miscellaneous income and expense items. The components of "Other (income) expense, net" in the Consolidated Statements of Income (Loss) are as follows:
	Three Months Ended
	March 31
	_________________
	2004	2003
	_______	_______
	(thousands)

Sale of timberlands (a)	$(59,915)	$-
Sale of plywood and lumber operations (b)	7,123	-
OfficeMax integration costs (Note 3)	6,066	-
2003 cost-reduction program (Note 17)	(200)	10,114
Sales of receivables	944	859
Other, net	(679)	179
	_______	_______
	$(46,661)	$11,152
	=======	=======
(a)	On March 31, 2004, we sold approximately 79,000 acres of timberland located in western Louisiana for $84 million and recorded a $59.9 million pretax gain.
(b)

In February 2004, we sold our plywood and lumber facilities in Yakima, Washington. In connection with the sale, we recorded $7.1 million of costs in "Other (income) expense, net." However, we also expect the sale to result in a $7.4 million reduction in our LIFO reserve, which we recorded in "Materials, labor, and other operating expenses" in first quarter 2004.

7.	Income Taxes

          Our estimated effective tax provision rate for the three months ended March 31, 2004, was 36.5%, compared with an effective tax benefit rate of 36.2% for the three months ended March 31, 2003. Changes in our tax rates were due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

          For the three months ended March 31, 2004 and 2003, we paid income taxes, net of refunds received, of $5.9 million and $17.2 million.

8.	Comprehensive Income (Loss)

          Comprehensive income (loss) for the periods include the following:
	Three Months Ended March 31
	_________________
	2004	2003
	_______	_______
	(thousands)

Net income (loss)	$63,465	$(27,546)
Other comprehensive income (loss)
Cumulative foreign currency translation adjustment	4,478	10,573
Cash flow hedges	699	(334)
	_______	_______
Comprehensive income (loss), net of income taxes	$68,642	$(17,307)
	=======	=======

9.	Accounting Changes

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

Vendor Rebates and Allowances

          We participate in various cooperative advertising and other vendor marketing programs with our vendors. We also participate in various volume purchase rebate programs. Effective January 1, 2003, we adopted an accounting change for vendor allowances to comply with the guidelines issued by EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Under EITF 02-16, consideration received from a vendor is presumed to be a reduction of the cost of the vendor's products or services, unless it is for a specific incremental cost to sell the product. In addition, under the new guidance, vendor allowances reside in inventory with the product and are recognized when the product is sold, changing the timing of our recognition of these items. For the three months ended March 31, 2003, this change resulted in a one-time, noncash, after-tax charge of $4.7 million, or 8 cents per share.

10.	Investments in Equity Affiliates

          Our principal investment in affiliates is a 47% interest in Voyageur Panel, which owns an oriented strand board (OSB) plant in Barwick, Ontario, Canada. A Canadian forest products manufacturer and two insurance companies own the other equity interests. We have an agreement with Voyageur Panel under which we operate the plant and market its product. We account for the joint venture under the equity method. Accordingly, segment results do not include the joint venture's sales but do include $5.1 million of equity in earnings in first quarter 2004 and $0.1 million of equity in losses in first quarter 2003. Our investment in this venture was $49.3 million and $35.4 million at March 31, 2004 and 2003, and $44.2 million at December 31, 2003.

          Together with the other shareholders, in April 2004, we reached an agreement with Ainsworth Lumber Co. Ltd. for its purchase of Voyageur Panel for approximately $193 million, plus as much as $10 million more based on OSB prices between closing of the transaction and year-end. We expect to realize approximately $90 million from the transaction, which is expected to close in second quarter 2004.

11.	Inventories

          Inventories include the following:
	March 31		December 31
	________________________		___________
	2004	2003	2003
	________	________	___________
	(thousands)

Merchandise inventories	$1,240,716	$315,430	$1,246,058
Finished goods and work in process	208,684	215,932	210,956
Logs	26,456	36,737	51,572
Other raw materials and supplies	152,893	149,055	145,390
LIFO reserve	(38,772)	(40,447)	(44,165)
	________	________	___________
	$1,589,977	$676,707	$1,609,811
	========	========	===========

12.	Deferred Software Costs

          We defer internal-use software costs that benefit future years. These costs are amortized on the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets includes deferred software costs of $66.0 million, $60.4 million, and $69.1 million at March 31, 2004 and 2003, and December 31, 2003. Amortization of deferred software costs totaled $5.9 million and $5.7 million for the three months ended March 31, 2004 and 2003.

13.	Goodwill and Intangible Assets

          Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We completed our annual assessment in accordance with the provisions of the standard during the first quarter of 2004, and there was no impairment.

          Changes in the carrying amount of goodwill by segment are as follows:
	Boise Office Solutions, Contract	Boise Office Solutions, Retail	Boise Building Solutions	Total
	__________	_________	_________	_________
	(thousands)

Balance at December 31, 2003	$487,997	$607,656	$11,639	$1,107,292

Effect of foreign translation	2,079	-	-	2,079
Purchase price adjustments (Note 2)	240	2,175	-	2,415
	__________	_________	_________	_________
Balance at March 31, 2004	$490,316	$609,831	$11,639	$1,111,786
	==========	=========	=========	=========

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
	Three Months Ended March 31, 2004
	_______________________________________________
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	______________	______________	___________
	(thousands)

Trade names	$177,000	$-	$177,000
Customer lists and relationships	33,108	(7,631)	25,477
Noncompete agreements	13,307	(1,070)	12,237
Exclusive distribution rights	3,434	(947)	2,487
	______________	______________	___________
	$226,849	$(9,648)	$217,201
	==============	==============	===========
	Three Months Ended March 31, 2003
	_______________________________________________
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	______________	______________	___________
	(thousands)

Customer lists and relationships	$26,681	$(4,849)	$21,832
Noncompete agreements	5,057	(4,273)	784
Exclusive distribution rights	2,849	(468)	2,381
	______________	______________	___________
	$34,587	$(9,590)	$24,997
	==============	==============	===========
	Year Ended December 31, 2003
	_______________________________________________
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	______________	______________	___________
	(thousands)

Trade names	$177,000	$-	$177,000
Customer lists and relationships	32,692	(6,936)	25,756
Noncompete agreements	17,894	(4,984)	12,910
Exclusive distribution rights	3,363	(833)	2,530
	______________	______________	___________
	$230,949	$(12,753)	$218,196
	==============	==============	===========

          Intangible asset amortization expense totaled $1.5 million and $0.8 million for the three months ended March 31, 2004 and 2003. The estimated amortization expense is $5.9 million in 2004, 2005, and 2006, and $5.7 million, $4.5 million and $2.0 million in 2007, 2008, and 2009, respectively.

14.	Debt

          In March 2002, we entered into a three-year, unsecured revolving credit agreement with 14 major financial institutions. The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. Borrowings under the agreement were $390.0 million at March 31, 2004. In addition to these borrowings, $74.9 million of letters of credit are considered a draw on the revolver, thus reducing our borrowing capacity as of March 31, 2004, to $95.1 million. At March 31, 2004, our borrowing rate under the revolving credit agreement was 2.4%. We have entered into interest rate swaps to hedge the cash flow risk from the variable interest payments on $50 million of LIBOR-based debt, which gave us an effective interest rate of 2.7% for outstanding borrowings under the revolving credit agreement at March 31, 2004. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. At March 31, 2004, we were in compliance with these covenants. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at March 31, 2004, exceeded the defined minimum by $1,073.1 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

          In December 2003, we entered into a 19-month, unsecured credit agreement with 13 major financial institutions. Under the agreement, we borrowed $150 million at variable interest rates based on either the LIBOR or the prime rate. At March 31, 2004, our borrowing rate under the agreement was 3.2%. The credit agreement contains financial covenants that are essentially the same as those in our revolving credit agreement discussed above, except that the terms require that the net proceeds of asset sales in excess of the first $100 million be used to reduce the loan balance. The agreement also states that a lien of two times the outstanding balance will be applied to our inventory if our credit ratings fall to either BB- or Ba3 or lower. When the agreement expires in June 2005, any amount outstanding will be due and payable.

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

          At March 31, 2004 and 2003, we had $70.9 million and $14.8 million of short-term borrowings outstanding. The minimum and maximum amounts of combined short-term borrowings outstanding were $6.2 million and $70.9 million during the three months ended March 31, 2004, and were $10.8 million and $117.4 million during the three months ended March 31, 2003. The average amounts of short-term borrowings outstanding during the three months ended March 31, 2004 and 2003, were $22.3 million and $55.3 million. The average interest rates for these borrowings were 1.3% for 2004 and 2.1% for 2003.

          At March 31, 2004, we had $143.0 million of unused borrowing capacity registered with the SEC for additional debt securities.

          Cash payments for interest, net of interest capitalized, were $34.4 million and $37.5 million for the three months ended March 31, 2004 and 2003. The difference between the payments made during first quarter 2004, compared with the same quarter a year ago, was due to the timing of the payments.

15.	Financial Instruments

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

          See Note 12, Financial Instruments, in "Item 8. Financial Statements and Supplementary Data" in our 2003 Annual Report on Form 10-K and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" in this Form 10-Q for more information about our financial market risk.

16.	Retirement and Benefit Plans

          The following represents the components of net periodic pension and postretirement benefit costs in accordance with the revised SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits:
	Pension Benefits		Other Benefits
	_____________________		____________________
	Three Months Ended March 31		Three Months Ended March 31
	_____________________		____________________
	2004	2003	2004	2003
	__________	__________	_________	_________
	(thousands)

Service cost	$7,641	$10,053	$479	$401
Interest cost	26,279	26,396	1,616	1,702
Expected return on plan assets	(25,198)	(25,656)	-	-
Recognized actuarial loss	9,740	6,204	286	273
Amortization of prior service costs and other	6,113	1,533	(170)	(528)
	__________	__________	_________	_________
Company-sponsored plans	24,575	18,530	2,211	1,848
Multiemployer pension plans	150	151	-	-
	__________	__________	_________	_________

Net periodic benefit cost	$24,725	$18,681	$2,211	$1,848
	==========	==========	=========	=========

          On April 10, 2004, the President signed new pension relief legislation that allows companies to use a corporate bond index rate specified by the Treasury Department for the purpose of calculating required minimum contributions. Under the new legislation, our estimated required minimum contributions for 2004 are approximately $45 million to $50 million. As of March 31, 2004, we have contributed $22.5 million, and we expect to contribute another $58 million to $98 million prior to the end of third quarter 2004, for a total of approximately $80 million to $120 million of pension funding during 2004.

17.	2003 Cost-Reduction Program

          In March 2003, we announced measures to reduce 2003 operating costs by approximately $45 million, net of severance costs. We took these actions because of higher pension costs, higher energy costs, business disruptions from severe winter weather in the eastern United States, and global political uncertainty. We reduced operating costs by freezing salaries, restricting hiring, reducing discretionary spending at all levels of the company, and eliminating approximately 700 positions. We are eliminating these positions by terminating approximately 550 employees and leaving vacant positions unfilled. At March 31, 2004, we had terminated approximately 470 employees.

          Under our severance policy, we recorded a pretax charge of $10.1 million for employee-related costs in "Other (income) expense, net" in the Consolidated Statement of Loss. We recorded these costs in accordance with the provisions of SFAS No. 112, Employers' Accounting for Postemployment Benefits. We recorded $9.2 million in the Boise Office Solutions, Contract, segment; $0.2 million in the Boise Paper Solutions segment; and $0.7 million in our Corporate and Other segment. Employee-related costs are primarily for severance payments, most of which were paid in 2003, with the remainder to be paid in 2004. This item increased our net loss $6.1 million for the three months ended March 31, 2003.

          The reserve liability for the cost-reduction program is included in "Accrued liabilities, other," in the accompanying Consolidated Balance Sheet. Reserve liability activity related to the 2003 charge is as follows:
Employee- Related Costs
___________
(thousands)

2003 expense recorded	$10,100
Charges against reserve	(7,800)
___________

Balance at December 31, 2003	2,300
Charges against reserve	(400)
Reserves credited to income	(200)
___________
Balance at March 31, 2004	$1,700
===========

18.	Recently Adopted Accounting Standards

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

          In December 2003, the FASB issued a revised SFAS No. 132. This statement revised companies' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. It does not change the measurement or recognition of our plans. We adopted this statement in December 2003, and it had no impact on our financial position or results of operations.

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

          See Note 9, Accounting Changes, for a discussion of SFAS No. 143, Accounting for Asset Retirement Obligations, and EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor, and their effect on our consolidated financial statements.

19.	Segment Information

          There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from our last Annual Report on Form 10-K. An analysis of our operations by segment is as follows:
				Income (Loss)
				Before Taxes,
				Minority Interest,
	Sales			and Cumulative
	______________________________________			Effect of Accounting
	Trade	Intersegment	Total	Changes (a)
	____________	___________	____________	________________
	(thousands)

Three Months Ended March 31, 2004
Boise Office Solutions, Contract	$1,119,552	$555	$1,120,107	$34,382
Boise Office Solutions, Retail	1,220,992	-	1,220,992	24,032
	____________	___________	____________	________________
	2,340,544	555	2,341,099	58,414

Boise Building Solutions	843,734	7,805	851,539	68,422
Boise Paper Solutions	337,577	137,895	475,472	27,800 (b)
Corporate and Other	7,799	14,301	22,100	(12,713)
	____________	___________	____________	________________
	3,529,654	160,556	3,690,210	141,923
Intersegment eliminations	-	(160,556)	(160,556)	-
Interest expense	-	-	-	(40,652)
	____________	___________	____________	________________
	$3,529,654	$-	$3,529,654	$101,271
	============	===========	============	================

Three Months Ended March 31, 2003
Boise Office Solutions, Contract	$937,619	$660	$938,279	$20,672 (c)
Boise Building Solutions	568,040	6,604	574,644	(8,453)
Boise Paper Solutions	341,665	126,548	468,213	(685)
Corporate and Other	5,919	13,494	19,413	(8,738)
	____________	___________	____________	________________
	1,853,243	147,306	2,000,549	2,796
Intersegment eliminations	-	(147,306)	(147,306)	-
Interest expense	-	-	-	(32,191)
	____________	___________	____________	________________
	$1,853,243	$-	$1,853,243	$(29,395)
	============	===========	============	================

(a)	Interest income has been allocated to our segments in the amounts of $0.5 million and $0.1 million for the three months ended March 31, 2004 and 2003.
(b)	Includes a $59.9 million pretax gain for the sale of approximately 79,000 acres of timberland in western Louisiana.
(c)	Includes a $9.2 million pretax charge for employee-related costs incurred in connection with the 2003 cost-reduction program (see Note 17).

20.	Commitments and Guarantees

          As discussed in Notes 1, 7, and 11 of "Item 8. Financial Statements and Supplementary Data" in our 2003 Annual Report on Form 10-K, we have commitments for timber contracts, leases, and long-term debt. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. During the three months ended March 31, 2004, there have been no material changes to our contractual obligations outside the ordinary course of our business.

          We have a legal obligation to fund our defined benefit pension plans. In 2004, the required minimum contribution to our pension plans is estimated to be approximately $45 million to $50 million. As of March 31, 2004, we have contributed $22.5 million, and we expect to contribute another $58 million to $98 million prior to the end of third quarter 2004.

          We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Note 17, Commitments and Guarantees, of "Item 8. Financial Statements and Supplementary Data" in our 2003 Annual Report on Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. There were no material changes to the guarantees disclosed in our 2003 Annual Report on Form 10-K.

21.	Legal Proceedings and Contingencies

          We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings, would not materially affect our financial position or results of operations. For information concerning legal proceedings and contingencies, see our 2003 Annual Report on Form 10-K.

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

Summary and Outlook

          First quarter 2004 was the first period in which OfficeMax results were fully incorporated in Boise's results. During the period, the company also made progress in the evaluation of strategic alternatives for our paper and building products businesses.

Financial Performance

          Sales in first quarter 2004 nearly doubled to $3.5 billion, relative to the year-ago first quarter. Sales increased primarily because of the acquisition of OfficeMax in December 2003 but were also aided by strong product prices in Boise Building Solutions.

          First quarter 2004 net income was $63.5 million, or 66 cents per diluted share. First quarter 2004 results included a pretax gain of $59.9 million or $36.6 million, or 40 cents per diluted share, after taxes, from the sale of 79,000 acres of timberland in Louisiana. We reported a net loss of $27.5 million, or 53 cents per diluted share, in first quarter 2003. It included a $10.1 million pretax charge, or 11 cents per diluted share, for the 2003 cost-reduction program and an $8.8 million after-tax charge, or 15 cents per diluted share, for the cumulative effect of accounting changes (see discussion under "Results of Operations, Consolidated" for more information).

          In our combined Boise Office Solutions business, which includes the contract and retail segments, sales increased 150% to $2.3 billion, compared with the same quarter a year ago. Sales for locations operating in both periods, including OfficeMax locations on a pro forma basis, increased 5%. Pro forma sales consist of OfficeMax sales for the 13 weeks ended March 27, 2003. Total pro forma sales of office supplies and paper increased 4%, pro forma sales of technology products grew 5%, and pro forma sales of furniture were up 4%. In addition, Boise-manufactured office papers sold through Boise Office Solutions grew 16%, compared with a year ago, to 167,000 tons.

          The combined Boise Office Solutions operating income in first quarter 2004 was $58.4 million. Results increased from the first quarter a year ago because of the OfficeMax acquisition. The first quarter 2004 operating profit margin was 2.5%, compared with 2.2% in first quarter 2003.

          In first quarter 2004, Boise Office Solutions achieved $12.6 million of the $80 million in integration synergies expected for the year. The synergies were achieved through the consolidation of facilities and administrative staff and purchasing leverage. Synergies were spread evenly between our contract and retail segments. Integration costs of $8.9 million occurred primarily in the contract segment as the business began to consolidate distribution centers, customer service centers, and administrative staff.

          In Boise Building Solutions, very strong plywood, lumber, and engineered wood products markets led to operating income of $68.4 million in the segment. Average plywood prices rose 48%, and average lumber prices increased 26%. Building materials distribution sales jumped 58%, while sales of engineered wood products grew 33%. At the same time, unit sales volume for plywood and lumber declined year over year because of the sale of our Yakima, Washington, plywood and lumber facilities in February 2004.

          Boise Paper Solutions reported income of $27.8 million in first quarter 2004. Before a pretax gain of $59.9 million on the previously mentioned sale of 79,000 acres of Louisiana timberland, Boise Paper Solutions posted a loss. A reduction in linerboard and newsprint production during a major boiler rebuilding project in DeRidder, Louisiana, operating difficulties associated with adverse weather conditions, and other production issues all contributed to the first-quarter loss. Those issues led to higher unit manufacturing costs, which rose 4% year over year. Average net selling prices of Boise's mix of paper products declined 5% year over year.

Strategic Alternatives

          At the same time we announced our acquisition of OfficeMax, we announced we would evaluate strategic alternatives for our paper and building products businesses over a period of 12 to 18 months from the acquisition date. We engaged Goldman, Sachs & Co. to assist us in developing, evaluating, and implementing these alternatives. We are currently sharing information with parties who are interested in our timber, paper, and building products assets and businesses, and we are conducting management presentations and arranging facility visits for those parties.

          On March 31, 2004, we sold approximately 79,000 acres of timberland in western Louisiana. In April, we reached an agreement to sell our Barwick, Ontario, Canada, oriented strand board (OSB) joint venture, of which we own 47%. We expect these two transactions to generate approximately $174 million in cash, which we will use primarily to reduce debt. We have made no further decisions concerning any of our other assets or businesses; however, we expect to make further decisions and announcements as the evaluation process continues.

Outlook

          For Boise overall, we continue to expect significantly higher sales and income for full year 2004, relative to 2003, both as the result of the acquisition of OfficeMax and strong or improving performance in all of our businesses.

          In Boise Office Solutions, the second quarter of the year is always seasonally weak for both the contract and retail segments. We expect sales to decline sequentially and operating income to be substantially lower than in the first quarter. However, we are pleased with the progress we are making in integrating OfficeMax into our operations and continue to expect to meet our targets for the full year of $80 million in integration synergies, same-store sales growth of 4% to 6%, and an operating margin of 2.4% to 2.6%.

          In Boise Building Solutions, we expect this year's building season to continue to be robust and markets for wood products to remain strong through the summer.

          In Boise Paper Solutions, we have announced and are implementing price increases in our key grades, and our mills have returned to normal production levels. Boise Paper Solutions should return to profitability in the second quarter.

OfficeMax Acquisition

          On December 9, 2003, we completed our acquisition of OfficeMax, Inc. OfficeMax is now a subsidiary of Boise Cascade Corporation, and the results of OfficeMax operations after December 9, 2003, are included in our consolidated financial statements. OfficeMax is a retail distributor of office supplies and paper, technology products, and office furniture. Our OfficeMax superstores feature CopyMax® and FurnitureMax® in-store modules devoted to print-for-pay services and office furniture. OfficeMax has operations in the United States, Puerto Rico, and the U.S. Virgin Islands and a 51%-owned joint venture in Mexico.

           The aggregate consideration paid for the acquisition was as follows:
(millions)

Fair value of Boise common stock issued	$808.2
Cash consideration for OfficeMax common shares exchanged	486.7
Transaction costs	20.0
________
1,314.9
Debt assumed by Boise	81.6
________
$1,396.5
========

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

          We summarized the estimated fair values of assets acquired and liabilities assumed for the OfficeMax acquisition in Note 2, OfficeMax Acquisition, in "Item 8. Financial Statements and Supplementary Data" in our 2003 Annual Report on Form 10-K. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed. During first quarter 2004, we recorded $2.4 million of purchase price adjustments that increased the recorded amount of goodwill. The adjustments were related to liability accruals as well as severance accruals for the consolidation of one OfficeMax customer service center and consolidation of headquarters administrative staff.

Pro Forma Financial Information

          The following table summarizes unaudited pro forma financial information assuming we acquired OfficeMax on January 1, 2003. The unaudited pro forma financial information uses OfficeMax data for the months corresponding to Boise's March 31 quarter-end. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position. We have not finalized our integration plans. Accordingly, this pro forma information does not include all costs related to the integration. When the costs are determined, they will either increase the amount of goodwill recorded or decrease net income, depending on the nature of the costs. We also expect to realize operating synergies. Synergies will come from offering more products and services across more customer channels, purchasing leverage from increased scale, and reduced costs in logistics, marketing, and administration. The pro forma information does not reflect these potential expenses and synergies.

Three Months Ended March 31, 2003
_______________
(millions, except per-share amounts)

Sales	$3,153

Net loss before cumulative effect of accounting changes	$(8.8)
Cumulative effect of accounting changes, net of income tax	(8.8)
_______________
Net loss	$(17.6)
===============

Net loss per common share
Basic and diluted before cumulative effect of accounting changes	$(0.14)
Cumulative effect of accounting changes, net of income tax	(0.10)
_____
Basic and diluted	$(0.24)
=====

Integration Charges

          Increased scale as a result of the OfficeMax acquisition has allowed us to evaluate the combined office products business to determine what opportunities for consolidation of operations may be appropriate. Closures or consolidation of acquired facilities identified in the integration planning process are accounted for as exit activities in connection with the acquisition and charged to goodwill. Charges for all other closures and consolidations have been recognized in our Consolidated Statement of Income.

          During the three months ended March 31, 2004, we incurred approximately $8.9 million of integration costs as the business began to consolidate distribution centers, customer service centers, and administrative staff. Approximately $6.1 million of the costs are recorded in "Other (income) expense, net," and $2.8 million are recorded in "Selling and distribution expenses." They are as follows:
Three Months Ended March 31, 2004
_____________
(millions)

Severance	$4.6
Write-down of long-lived assets	1.5
Professional fees	1.4
Other integration costs	1.4
_____________
$8.9
=============

Facility Closure Reserves

          During first quarter 2004, we announced plans to destock four of our 59 U.S. distribution centers and close two of eight customer service centers. We expect to destock the four U.S. distribution centers by the end of third quarter 2004 and close the customer service centers during second quarter 2004, eliminating approximately 460 employee positions. At March 31, 2004, we had accrued approximately $2.8 million of costs associated with these closures in our Consolidated Balance Sheet. We are working on a plan to reduce the total number of U.S. distribution centers from 59 at December 31, 2003, to 25 to 30 by the end of 2006. We will account for the additional closures when management formalizes their plans. When the costs are determined, they will either increase the amount of goodwill recorded or decrease net income.

          Prior to our acquisition of OfficeMax, OfficeMax had identified and closed underperforming facilities. As part of our purchase price allocation, at December 31, 2003, we had $58.7 million of reserves recorded for the estimated fair value of future liabilities associated with these closures. These reserves related primarily to future lease termination costs, net of estimated sublease income. Most of the expenditures for these facilities will be made over the remaining lives of the operating leases, which range from three to 16 years. At March 31, 2004, the remaining reserve in our Consolidated Balance Sheet was $56.7 million.

          In addition to these store closures, at December 31, 2003, we had identified 45 OfficeMax facilities that were no longer strategically or economically viable. In accordance with the provisions of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, at December 31, 2003, we had $69.4 million of reserves recorded in our Consolidated Balance Sheet. We closed these stores during first quarter 2004, eliminating approximately 995 employee positions, of which approximately 310 people were offered transfers to other stores. These charges were accounted for as exit activities in connection with the acquisition, and we did not recognize a charge to income in our Consolidated Statement of Income. Most of the cash expenditures for the facilities described above will be made over the remaining lives of the operating leases, which range from one month to 12 years. At March 31, 2004, the remaining reserve in our Consolidated Balance Sheet was $66.7 million.

          At March 31, 2004, approximately $30.1 million of the facility closure reserve liability was included in "Accrued liabilities, other," and $96.1 million was included in "Other long-term liabilities." Facility closure reserve account activity is as follows:
	Lease Termination Costs	Severance	Other	Total
	____________	__________	_________	________
	(millions)

Facility closure reserve at December 31, 2003	$126.9	$ ..8	$ ..4	$128.1
Costs incurred and charged to expense/goodwill	-	2.8	-	2.8
Charges against the reserve	(4.7)	-	-	(4.7)
	____________	__________	_________	________
	$122.2	$3.6	$.4	$126.2
	============	==========	=========	========

Segment Discussion

          We report our business results using five reportable segments: Boise Office Solutions, Contract; Boise Office Solutions, Retail; Boise Building Solutions; Boise Paper Solutions; and Corporate and Other. Material increases in balance sheet items, such as inventories, goodwill, accounts payable, and debt, are primarily due to the OfficeMax acquisition.

          Boise Office Solutions, Contract, markets and sells office supplies and paper, technology products, and office furniture through field salespeople, catalogs, the Internet, and stores. Boise Office Solutions, Retail, markets and sells office supplies and paper, technology products, and office furniture through OfficeMax office supply superstores. These superstores feature CopyMax® and FurnitureMax® in-store modules devoted to print-for-pay services and office furniture. Boise Building Solutions manufactures, markets, and distributes various products that are used for construction, while Boise Paper Solutions manufactures, markets, and distributes uncoated free sheet papers, containerboard, corrugated containers, newsprint, and market pulp. Corporate and Other includes support staff services and related assets and liabilities. The segments' profits and losses are measured on operating profits before interest expense, income taxes, minority interest, extraordinary items, and cumulative effect of accounting changes.

Results of Operations, Consolidated
	Three Months Ended March 31
	__________________________
	2004	2003
	___________	___________

Sales	$3.5 billion	$1.9 billion
Income (loss) before cumulative effect of accounting changes	$63.5 million	$(18.7) million
Cumulative effect of accounting changes, net of income tax	$-	$(8.8) million
Net income (loss)	$63.5 million	$(27.5) million

Diluted income (loss) per common share
Diluted before cumulative effect of accounting changes	$0.66	$(0.38)
Cumulative effect of accounting changes, net of income tax	-	(0.15)
	_____	_____
Diluted	$0.66	$(0.53)
	=====	=====

	(percentage of sales)

Materials, labor, and other operating expenses	78.3%	81.8%
Selling and distribution expenses	14.3%	11.6%
General and administrative expenses	2.1%	1.9%

Operating Results

          Total sales increased $1.7 billion, or 90%, compared with the same quarter a year ago. Sales increased primarily because of the OfficeMax acquisition. However, the sales increase was also aided by a 48% increase in Boise Building Solutions sales (because of strong product prices) and a 2% increase in sales in Boise Paper Solutions (because of an increase in sales volume). For more information about our segment results, see the discussion of each segment below.

          First-quarter materials, labor, and other operating expenses decreased 3.5% as a percentage of sales to 78.3%, compared with 81.8% in first quarter 2003. Approximately 2.2% of the 3.5% decrease is attributable to higher margins achieved in our new retail office products segment. The remaining 1.3% decrease in materials, labor, and other operating expenses was primarily attributable to increased gross margins in our contract office products business resulting from purchasing synergies and increased product prices in Boise Building Solutions, partially offset by increased unit manufacturing costs in Boise Paper Solutions.

          In first quarter 2004, selling and distribution expenses were 14.3% of sales, compared with 11.6% a year ago. The first quarter 2004 increase was primarily because our new retail office products business has higher selling and distribution expenses as a percentage of sales. Excluding the impact of our retail office products segment, selling and distribution expenses declined, compared with the prior quarter. The decrease was primarily attributable to increased product prices in Boise Building Solutions.

          General and administrative expenses in first quarter 2004 increased 0.2%, primarily due to higher payroll and benefit-related costs.

          In first quarter 2004, we reported $46.7 million of income, compared with $11.2 million of expense in first quarter 2003, in "Other (income) expense, net." In 2004, "Other (income) expense, net" included a $59.9 million pretax gain for the sale of approximately 79,000 acres of timberland located in western Louisiana, offset by approximately $6.1 million of OfficeMax integration costs in Boise Office Solutions, $7.1 million of costs related to the sale of our Yakima, Washington, plywood and lumber facilities, and other miscellaneous income and expense items.

          In first quarter 2003, "Other (income) expense, net" included a $10.1 million pretax charge for employee-related costs incurred in connection with our 2003 cost-reduction program. As part of this program, we announced the termination of approximately 550 employees. At March 31, 2004, we had terminated approximately 470 employees. We recorded these costs in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits. We recorded $9.2 million in the Boise Office Solutions, Contract, segment; $0.2 million in the Boise Paper Solutions segment; and $0.7 million in our Corporate and Other segment. Employee-related costs are primarily for severance payments, most of which were paid in 2003, with the remainder to be paid in 2004. This item increased our net loss $6.1 million for the three months ended March 31, 2003.

          The reserve liability for the cost-reduction program is included in "Accrued liabilities, other" in the Consolidated Balance Sheets. Reserve liability activity related to the 2003 charge is as follows:

Employee- Related Costs
___________
(millions)

2003 expense recorded	$10.1
Charges against reserve	(7.8)
___________

Balance at December 31, 2003	2.3
Charges against reserve	(.4)
Reserves credited to income	(.2)
___________
Balance at March 31, 2004	$1.7
===========

          Equity in net income (loss) of affiliates was $5.1 million and $(0.1) million in first quarter 2004 and 2003, respectively. The variance was due to increased equity in earnings of Voyageur Panel, in which we have a 47% interest and for which we account under the equity method. The increased equity in earnings of Voyageur Panel resulted from OSB prices that were $195 per thousand square feet higher, on average, in first quarter 2004 than in 2003. Our investment in this venture was $49.3 million and $35.4 million at March 31, 2004 and 2003, and $44.2 million at December 31, 2003. Together with other shareholders, in April 2004, we reached an agreement with Ainsworth Lumber Co. Ltd. for its purchase of Voyageur Panel for approximately $193 million, plus as much as $10 million more based on OSB prices between closing of the transaction and year-end. We expect to realize approximately $90 million from the transaction, which is expected to close in second quarter 2004.

          Interest expense was $40.7 million and $32.2 million for the three months ended March 31, 2004 and 2003. The variance was due to incremental interest expense directly related to higher debt levels in first quarter 2004, compared with first quarter 2003. The higher debt levels in first quarter 2004 related to additional borrowings to provide cash for the OfficeMax acquisition.

          Our estimated effective tax provision rate for the three months ended March 31, 2004, was 36.5%, compared with an effective tax benefit rate of 36.2% for the three months ended March 31, 2003. The difference between the estimated tax rates was due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

          First quarter 2004 income increased $82.2 million before the cumulative effect of accounting changes. The increase resulted from increased income in Boise Office Solutions (due primarily to the OfficeMax acquisition) and Boise Building Solutions (due to strong product prices) and a $36.6 million after-tax gain related to a timberland sale (discussed above) in Boise Paper Solutions, offset by a loss from operations in Boise Paper Solutions (due to increased manufacturing costs and other operating difficulties discussed below).

          In first quarter 2003, the $8.8 million recorded in "Cumulative effect of accounting changes, net of income tax" consisted of an after-tax charge of $4.1 million, or 7 cents per share, for the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, which affects the way we account for landfill closure costs. This statement requires us to record an asset and a liability (discounted) for estimated closure and closed-site monitoring costs and to depreciate the asset over the landfill's expected useful life. Previously, we accrued for the closure costs over the life of the landfill and expensed monitoring costs as incurred. We also recorded an after-tax charge of $4.7 million, or 8 cents per share, for the adoption of Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. EITF 02-16 requires that vendor allowances reside in inventory with the product and be recognized when the product is sold, changing the timing of our recognition of these items and creating a one-time, noncash, cumulative-effect adjustment.

Boise Office Solutions, Contract

	Three Months Ended March 31
	_________________________
	2004	2003
	_________	___________

Sales	$1.1 billion	$938.3 million
Segment income	$34.4 million	$20.7 million

	(millions)
Sales by Product Line
Office supplies and paper	$642.0	$567.2
Technology products	351.7	277.4
Office furniture	126.4	93.7

Sales by Geography
United States	$853.3	$708.8
International	266.8	229.5

Sales growth	19%	6%
Same-location sales growth	9%	6%

	(percentage of sales)

Gross profit margin	24.3%	23.8%
Operating expenses	21.3%	21.6%
Operating profit margin	3.1%	2.2%

Operating Results

          Total sales and same-location sales increased 19% and 9% in first quarter 2004, compared with first quarter 2003. Excluding the benefit from favorable foreign exchange rates, total sales and same-location sales rose 15% and 4%, respectively. The total sales increase reflects incremental sales contributed by the OfficeMax contract business, which includes sales generated by the OfficeMax field salespeople, catalogs, and E-commerce business, as well as the general improvement of the U.S. economy. Year-over-year sales comparisons, including OfficeMax 2003 sales on a pro forma basis, increased in all product categories. Pro forma sales of office supplies and paper increased 8%. Pro forma sales of technology products grew 9%, while pro forma sales of furniture increased 11%.

          Our first-quarter E-commerce sales increased 45% over first quarter 2003 and represented 48% of the contract segment's total sales. E-commerce transactions resulted in approximately $532 million of first quarter 2004 sales. The growth in E-commerce sales in first quarter 2004 is due to the addition of the OfficeMax E-commerce business and increased usage of the internet at our international locations.

          In first quarter 2004, our gross profit margin increased 0.5%, compared with first quarter 2003. The increase in gross profit margin resulted from purchasing synergies, which was partially offset by the impact of increased sales of lower-margin technology products.

          In first quarter 2004, our operating expenses were 21.3% of sales, down from 21.6% reported in first quarter 2003. Before the $9.2 million charge recorded for our 2003 cost-reduction program, operating expenses increased as a percentage of sales. The increase before the 2003 charge, resulted primarily from integration costs recorded during first quarter 2004. Excluding integration costs, operating expenses were relatively even with last year, despite the expense associated with duplicative warehouses, which we plan to reduce from 59 at December 31, 2003, to 25 to 30 by the end of 2006.

          In first quarter 2004, segment income increased $13.7 million, compared with the same period a year ago. Before the employee-related charge for our 2003 cost-reduction program, segment income increased $4.5 million. The increase before this item was attributable to higher sales and increased gross profit margin as a percentage of sales, partially offset by higher operating expenses as a percentage of sales.

Boise Office Solutions, Retail
Three Months Ended March 31
___________
2004
___________

Sales	$1.2 billion
Segment income	$24.0 million

(millions)
Sales by Product Line
Office supplies and paper	$470.1
Technology products	640.2
Office furniture	110.7

Sales by Geography
United States	$1,180.5
International	40.5

(percentage of sales)

Gross profit margin	25.7%
Operating expenses	23.7%
Operating profit margin	2.0%

Operating Results

          Sales for our retail office products segment, which consists of our OfficeMax office supply stores, were $1.2 billion, up 1% from pro forma sales in first quarter 2003. Pro forma sales consist of OfficeMax sales for the 13 weeks ended March 27, 2003. Same-location sales, which include OfficeMax 2003 sales on pro forma basis, increased 3% as a result of an increased number of customer transactions and a higher dollar amount per customer transaction. Within product categories, the greatest sales growth occurred in technology products. This category represents approximately 50% of the segment's sales.

          The gross profit margin for this segment was 25.7%. Our operating profit margin was 2.0% of sales, with operating income of $24.0 million.

Boise Building Solutions

	Three Months Ended March 31
	_________________________
	2004	2003
	___________	___________

Sales	$851.5 million	$574.6 million
Segment income (loss)	$68.4 million	$(8.5) million

Sales Volumes
Plywood (1,000 sq ft) (3/8" basis)	463,852	466,537
OSB (1,000 sq ft) (3/8" basis) (a)	101,025	106,581
Particleboard (1,000 sq ft) (3/4" basis)	39,596	41,192
Lumber (1,000 board feet)	90,174	93,524
LVL (100 cubic feet)	27,028	20,685
I-joists (1,000 equivalent lineal feet)	49,975	40,534
Engineered wood products (sales dollars)	$90.0 million	$67.5 million
Building materials distribution (sales dollars)	$619.2 million	$391.4 million

Average Net Selling Prices
Plywood (1,000 sq ft) (3/8" basis)	$326	$220
OSB (1,000 sq ft) (3/8" basis)	336	141
Particleboard (1,000 sq ft) (3/4" basis)	273	219
Lumber (1,000 board feet)	518	412
LVL (100 cubic feet)	1,536	1,453
I-joists (1,000 equivalent lineal feet)	907	867
(a)	Represents 100% of the sales volume of Voyageur Panel, of which we own 47%.

Operating Results

          Boise Building Solutions earned $68.4 million from operations in first quarter 2004, compared with an $8.5 million loss in the first quarter a year ago. Strong housing activity, low interest rates, and a growing economy have resulted in one of the strongest building seasons in years.

          Relative to first quarter 2003, building materials distribution sales increased 58% to $619 million due to strong pricing and a 24% increase in physical sales volume in first quarter 2004. Building materials manufacturing sales of engineered wood products (laminated veneer lumber, wood I-joists, and laminated beams) increased 33%, also due to strong pricing and increased sales volume. Relative to first quarter 2003, average plywood prices rose 48%, and average lumber prices increased 26%. At the same time, unit sales volume for plywood and lumber declined year over year because of the sale of our Yakima, Washington, facilities in February 2004. The sale of our Yakima plywood and lumber facilities did not have a material impact on our financial position or results of operations.

          In 2001, we began construction of a new facility near Elma, Washington, to manufacture integrated wood-polymer building materials. The plant has had a very difficult start-up, in part due to its unique manufacturing processes. While product quality has met our expectations, production has not reached anticipated levels. In February 2004, we announced we would temporarily discontinue production at the facility to allow us to make the technical improvements necessary to move to production status. Although we are making good progress in resolving the critical areas that have precluded our ability to consistently produce product, we cannot accurately predict when the facility will be in production status.

          Voyageur Panel, a joint venture in Barwick, Ontario, Canada, has the capacity to produce 440 million square feet of OSB panels annually. We hold 47% of the equity. We have an agreement with Voyageur Panel under which we operate the plant and market its product. We account for the joint venture under the equity method. Accordingly, segment results do not include the joint venture's sales but do include $5.1 million of equity in earnings in first quarter 2004 and $0.1 million of equity in losses in first quarter 2003. Our investment in this venture was $49.3 million and $35.4 million at March 31, 2004 and 2003, and $44.2 million at December 31, 2003. A Canadian forest products manufacturer and two insurance companies own the remaining equity interest.

          Together with the other shareholders, in April 2004, we reached an agreement with Ainsworth Lumber Co. Ltd. for its purchase of Voyageur Panel for approximately $193 million, plus as much as $10 million more based on OSB prices between closing of the transaction and year-end. We expect to realize approximately $90 million from the transaction, which is expected to close in second quarter 2004.

Boise Paper Solutions
	Three Months Ended March 31
	________________________
	2004	2003
	___________	___________

Sales	$475.5 million	$468.2 million
Segment income (loss)	$27.8 million	$(0.7) million

	(short tons)
Sales Volumes
Uncoated free sheet	386,000	353,000
Containerboard	137,000	158,000
Newsprint	104,000	106,000
Other	38,000	33,000
	______	______
	665,000	650,000
	======	======

	(per short ton)
Average Net Selling Prices
Uncoated free sheet	$688	$747
Containerboard	318	341
Newsprint	430	374

Operating Results

          Boise Paper Solutions reported income of $27.8 million in first quarter 2004. On March 31, 2004, we sold approximately 79,000 acres of timberland located in western Louisiana for $84 million and recorded a $59.9 million pretax gain in "Other (income) expense, net." Before this item, segment income decreased $31.4 million, compared with first quarter 2003. Contributing to the loss were lower average paper prices, a reduction in linerboard and newsprint production in DeRidder, Louisiana, operating difficulties associated with adverse weather conditions, and other production issues.

          First quarter 2004 segment sales increased 2%, compared with the same quarter in 2003, primarily because of a 2% increase in sales volume. Sales volume of uncoated free sheet, our largest paper grade, increased 9%, and pulp sales volume increased 15%, reflecting a stronger economy. These increases were partially offset by a 13% decrease in containerboard sales volume and a 2% decrease in the volume of newsprint sold. We also increased sales of value-added papers produced on our smaller machines. Sales volume was up 8% in first quarter 2003 to an annualized rate of 380,000 tons. The greatest area of growth in these grades was label, release, and specialty papers, whose volume increased 25% on an annualized basis, compared with a year ago. Value-added grades generally have higher unit costs than commodities but also have higher net sales prices and profit margins. Overall, the average net selling price of the value-added grades we sold in first quarter 2004 was $193 per ton higher than the average net selling price of our uncoated commodity grades.

          In first quarter 2004, average quarterly prices for uncoated free sheet were $59 per ton lower than in the first quarter a year ago. Containerboard prices were $23 per ton lower, while average newsprint prices increased $56 per ton. Overall, average paper prices in the first quarter declined 5% from first quarter 2003 levels.

          Unit manufacturing costs increased 4% in first quarter 2004, compared with the first quarter a year ago. Year-over-year variable cost increases were led by rises in chemical and fiber costs. Most of these cost increases resulted from a reduction in linerboard and newsprint production during a major boiler rebuilding project in DeRidder, Louisiana, operating difficulties associated with adverse weather conditions, and other production issues.

          In first quarter 2004, we had less market-related curtailment than we have experienced in the last several quarters. We took 23,000 tons of market-related curtailment, down 43% from 40,000 tons taken during first quarter 2003. In both periods, most of the curtailment was taken in uncoated free sheet.

Liquidity and Capital Resources

          We have funded our ongoing operations and growth initiatives primarily by using cash generated by our operations, borrowings under our existing credit facilities, and by issuing new debt or equity securities. We have substantially more debt as a result of our OfficeMax acquisition. As of April 30, 2004, our outstanding debt was approximately $2.4 billion. This increased debt level requires us to dedicate a substantial portion of our cash flow from operations for debt repayment and thereby reduces the funds we have available for working capital, capital expenditures, acquisitions, store remodels, and other purposes.

          At the same time we announced our acquisition of OfficeMax, we announced we would evaluate strategic alternatives for our paper and building products businesses over a period of 12 to 18 months from the acquisition date. We have engaged Goldman, Sachs & Co. to assist us in developing, evaluating, and implementing these alternatives. We are currently sharing information with parties who are interested in our timber, paper, and building products assets and businesses, and we are conducting management presentations and arranging facility visits for those parties.

          On March 31, 2004, we sold approximately 79,000 acres of timberland in western Louisiana for $84 million. In April, we reached an agreement with Ainsworth Lumber Co. Ltd to sell our Barwick, Ontario, Canada, OSB joint venture, of which we own 47%. We expect to realize approximately $90 million from this transaction. We plan to use the approximately $174 million in proceeds from these two transactions primarily to reduce our debt. We have made no further decisions concerning any of our other assets or businesses; however, we expect to make further decisions and announcements as the evaluation process continues. We expect to use proceeds from the further sale of assets, if any, primarily to reduce debt.

          As a result of the OfficeMax acquisition, Standard and Poor's Rating Services and Moody's Investors Services, Inc., lowered our credit ratings to BB and Ba2, respectively, which are both below investment grade. These downgrades could affect our cost of and ability to obtain new financing. We were successful, however, in accessing the credit markets to finance the OfficeMax acquisition and for other general corporate purposes. Recent financings include $300 million of 6.5% senior notes due in 2010, $200 million of 7.0% senior notes due in 2013, and a $150 million unsecured credit agreement. At March 31, 2004, we had unused borrowing capacity of $95.1 million under our $560 million revolving credit agreement, which expires in June 2005. These financings are described in more detail in Note 11, Debt, of the Notes to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of our 2003 Annual Report on Form 10-K.

          We intend to reduce our debt levels over time by applying any net cash flow from operations after capital spending and by applying proceeds from the sale of assets, if any. Short-term borrowings and the current portion of our long-term debt totaled $118.9 million at March 31, 2004. However, at March 31, 2004, we had approximately $84 million of unapplied cash from the sale of timberlands in Louisiana. The cash proceeds from the sale reduced short-term borrowings on April 1, 2004. In December 2004, we will receive $172.5 million under the terms of our adjustable conversion-rate equity security units in exchange for the issuance of between 4.4 million and 5.4 million shares of our common stock. In 2005, scheduled long-term debt payments total $777.4 million. Of this amount, $390.0 million represents the amount outstanding at March 31, 2004, under our revolving credit agreement. We expect to enter into a new revolving credit agreement before the expiration of our current agreement. Scheduled long-term debt payments total $214.2 million in 2006, including the $172.5 million of debt associated with the adjustable conversion-rate equity security units.

          We make both required and voluntary contributions to our noncontributory defined benefit pension plans. In 2003, we contributed $84.5 million. We expect to contribute approximately $80 million to $120 million in both 2004 and 2005.

          We expect to limit our capital spending to between $350 million to $370 million, excluding acquisitions, in 2004. This level of capital spending will provide for leasehold improvements, new stores, quality and efficiency projects, replacement projects, and ongoing environmental compliance.

          Our ongoing cash requirements are expected to be funded through a combination of cash flow from operations, borrowings under our existing credit facilities, and possible sales of assets. Management believes we have sufficient liquidity to meet our future needs.

          The sections that follow discuss in more detail our liquidity and capital resources.

Operating Activities

          For the first three months of 2004, operations used $102.9 million in cash, compared with $42.4 million provided for the same period in 2003. For the three months ended March 31, 2004, items included in net income (loss) provided $157.3 million of cash, and unfavorable changes in working capital items used $260.2 million. For the first three months of 2003, net income provided $63.2 million of cash, offset by $20.8 million of unfavorable working capital and other items. Compared with first quarter 2003, the change in working capital items was primarily attributable to the OfficeMax acquisition.

          Some of our U.S. employees are covered by noncontributory defined benefit pension plans. The assets of the pension plans are invested primarily in common stocks, fixed-income securities, and cash equivalents. The market performance of these investments affects our recorded pension obligations, expense, and cash contributions. Pension expense for the three months ended March 31, 2004, was $24.7 million, compared with $18.7 million in the same quarter a year ago. These are noncash charges in our consolidated financial statements. The required minimum contribution to our pension plans in 2004 is estimated to be $45 million to $50 million. However, we expect to make contributions to the plans of approximately $80 million to $120 million during 2004. During 2004, we have made and will continue to make quarterly contributions and benefit payments to our pension and other postretirement benefit plans. We expect to make the majority of our contributions in third quarter 2004.

          Our ratio of current assets to current liabilities was 1.44:1 at March 31, 2004, compared with 1.33:1 at March 31, 2003, and 1.27:1 at December 31, 2003.

Investment Activities

          Cash provided by investment was $20.7 million for the first three months of 2004, compared with $47.5 million used in the same period in 2003. Cash expenditures of $70.3 million for property and equipment and timber and timberlands in first quarter 2004 were offset by $92.8 million of proceeds from the sale of timberlands in Louisiana and the sale of our Yakima, Washington, plywood and lumber facilities. In first quarter 2003, cash expenditures for property and equipment and timber and timberlands totaled $45.7 million. In both years, our property and equipment expenditures primarily reflected the cost of facility improvements, facility and equipment modernization, energy and cost-saving projects, and environmental compliance. For the three months ended March 31, 2004, property and equipment expenditures also included expenditures for leasehold improvements and new stores.

          We expect our capital investments in 2004 to total between $350 million and $370 million, excluding acquisitions. Our capital spending in 2004 will be for leasehold improvements, new stores, quality and efficiency projects, replacement projects, and ongoing environmental compliance. During 2003, we spent $12 million on environmental compliance. We expect to spend approximately $13 million in 2004 for this purpose.

Financing Activities

          Cash provided by financing was $207.0 million for the first three months of 2004, compared with $25.2 million for the first three months of 2003. Dividend payments totaled $12.9 million and $8.8 million for the first three months of 2004 and 2003. In both years, our quarterly dividend was 15 cents per common share.

          Short-term borrowings totaled $70.9 million and $14.8 million at March 31, 2004 and 2003, respectively. At March 31, 2004, we had approximately $84 million of unapplied cash from the sale of timberlands in Louisiana. The cash proceeds from the sale reduced short-term borrowings on April 1, 2004. Additions to long-term debt for the three months ended March 31, 2004, included $180.0 million under our revolving credit agreement. Payments of long-term debt in this period included $35.0 million of medium-term notes. Additions to long-term debt for the three months ended March 31, 2003, included $120.0 million under our revolving credit agreement. Payments of long-term debt in this period included $70.0 million of medium-term notes.

          At March 31, 2004 and 2003, we had $2.5 billion and $1.8 billion of debt outstanding. At December 31, 2003, we had $2.3 billion of debt outstanding. Our debt-to-equity ratio was 1.04:1 and 1.31:1 at March 31, 2004 and 2003. Our debt-to-equity ratio was .98:1 at December 31, 2003. Our March 31, 2004, debt-to-equity ratio decreased, compared with the same period a year ago, because the increase in equity from the stock issued in December 2003 for the OfficeMax acquisition was greater than the increase in debt that resulted from the OfficeMax acquisition.

          We lease our store space and other property and equipment under operating leases. These operating leases are not included in debt; however, they represent a significant commitment. For operating leases with remaining terms of more than one year, the minimum lease payment requirements as of December 31, 2003, were $387.1 million for 2004, $358.2 million for 2005, $324.8 million for 2006, $280.4 million for 2007, and $253.0 million for 2008, with total payments thereafter of $1,281.0 million. These minimum lease payments do not include contingent rental expenses that may be paid based on a percentage in excess of stipulated amounts. These future minimum lease payment requirements have not been reduced by minimum sublease rentals due in the future under noncancelable subleases.

          Our debt structure consists of credit agreements, note agreements, adjustable conversion-rate equity security units, and other borrowings. See Note 11, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of our 2003 Annual Report on Form 10-K for a listing of our debt. For more information, also see "Contractual Obligations" and "Disclosures of Financial Market Risks" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2003 Annual Report on Form 10-K. Pieces of our debt structure that are subject to variable interest rates or have recently changed are as follows:

          In March 2002, we entered into a three-year, unsecured revolving credit agreement with 14 major financial institutions. The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. Borrowings under the agreement were $390.0 million at March 31, 2004. In addition to these borrowings, $74.9 million of letters of credit are considered a draw on the revolver, thus reducing our borrowing capacity as of March 31, 2004, to $95.1 million. At March 31, 2004, our borrowing rate under the revolving credit agreement was 2.4%. We have entered into interest rate swaps to hedge the cash flow risk from the variable interest payments on $50 million of LIBOR-based debt, which gave us an effective interest rate of 2.7% for outstanding borrowings under the revolving credit agreement at March 31, 2004. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. At March 31, 2004, we were in compliance with these covenants. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at March 31, 2004, exceeded the defined minimum by $1,073.1 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

          In December 2003, we entered into a 19-month, unsecured credit agreement with 13 major financial institutions. Under the agreement, we borrowed $150 million at variable interest rates based on either the LIBOR or the prime rate. At March 31, 2004, our borrowing rate under the agreement was 3.2%. The credit agreement contains financial covenants that are essentially the same as those in our revolving credit agreement discussed above, except that the terms require that the net proceeds of asset sales in excess of the first $100 million be used to reduce the loan balance. The agreement also states that a lien of two times the outstanding balance will be applied to our inventory if our credit ratings fall to either BB- or Ba3 or lower. When the agreement expires in June 2005, any amount outstanding will be due and payable.

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

          In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rates at March 31, 2004 and 2003, were 3.5% and 3.6%. This swap expires in May 2005.

          Changes in short-term borrowings represent net changes in notes payable. At March 31, 2004 and 2003, we had $70.9 million and $14.8 million of short-term borrowings outstanding. The minimum and maximum amounts of combined short-term borrowings outstanding were $6.2 million and $70.9 million during the three months ended March 31, 2004, and were $10.8 million and $117.4 million during the three months ended March 31, 2003. The average amounts of short-term borrowings outstanding during the three months ended March 31, 2004 and 2003, were $22.3 million and $55.3 million. The average interest rates for these borrowings were 1.3% for 2004 and 2.1% for 2003.

          At March 31, 2004, we had $143.0 million of unused borrowing capacity registered with the Securities and Exchange Commission (SEC) for additional debt securities.

Off-Balance-Sheet and Other Contractual Arrangements and Guarantees

          For information on off-balance-sheet and other contractual arrangements and guarantees, see our Annual Report on Form 10-K for the year ended December 31, 2003. At March 31, 2004, there had been no material changes to our contractual obligations outside the ordinary course of business or material changes to the guarantees disclosed in our 2003 Annual Report on Form 10-K.

Inflationary and Seasonal Influences

          We believe inflation has not had a material effect on our financial condition or results of operations; however, there can be no assurance that we will not be affected by inflation in the future.

          Our office products businesses are seasonal. Sales in the second quarter and summer months are historically the slowest of the year. Our building products businesses are dependent on housing starts, repair-and-remodel activity, and commercial and industrial building, which in turn are influenced by the availability and cost of mortgage funds and adverse weather conditions. In addition, adverse weather may affect our operating costs (including energy) at our manufacturing facilities.

Timber Supply and Environmental Issues

          For information on timber supply and environmental issues, see our Annual Report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Estimates

          For information on critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2003.

Cautionary and Forward-Looking Statements

          This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate," and other similar expressions. You can find examples of these statements throughout this report, including the Summary and Outlook section. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. We have listed below inherent risks and uncertainties that could cause our actual results to differ materially from those we project. We do not assume an obligation to update any forward-looking statement.

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

          Some of our competitors in each of our businesses are larger than we are and have greater financial and other resources available to them, and there can be no assurance that we can continue to compete successfully with them. Some of our competitors are also currently lower-cost producers and distributors than we are and may be better able to withstand price declines. In addition, if we do not continue to provide excellent customer service and quality products in each of our businesses, our profitability in each business and our overall profitability may be harmed.

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

          We have more indebtedness since the merger, which could adversely affect our cash flows, business, and ability to fulfill our debt obligations. We have a substantial amount of debt, some of which we recently incurred as part of our acquisition of OfficeMax. As of April 30, 2004, our outstanding debt was approximately $2.4 billion. The increased levels of debt could, among other things: require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions, and other purposes; increase the cost and reduce the availability of funds from commercial lenders, debt financing transactions, and other sources; increase our vulnerability to, and limit our flexibility in planning for, adverse economic and industry conditions; create competitive disadvantages compared with other companies with lower debt levels; and cause further downgrading of our credit rating, which could limit our ability to borrow money and increase the cost of doing so.

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

          In November 2003, we entered into a natural gas swap to hedge the variable cash flow risk on 25,000 MMBtu per day of natural gas usage to a fixed price. The swap expired in March 2004. The swap was designated as a cash flow hedge. Accordingly, changes in the fair value of the swap, net of taxes, were recorded in "Accumulated other comprehensive loss" in our Consolidated Balance Sheets. The swap was fully effective in hedging the changes in the index price of the hedged item. In April 2004, we entered into a natural gas swap to hedge the variable cash flow risk on 2,520,000 MMBtu's of gas allocated on a monthly basis. The swap expires in October 2004 and was designated as a cash flow hedge.

          In April and May 2004, we entered into two interest rate swaps with notional amounts of $50 million each. These swaps convert $100 million of fixed-rate $150 million 7.50% debentures to variable-rate debt based on six-month LIBOR plus approximately 3.9% for the April swap and 3.8% for the May swap. The swaps expire in February 2008. The swaps are designated as fair value hedges of a proportionate amount of the fixed-rate debentures. The swaps and debentures are marked to market, with changes in the fair value of the instruments recorded in income (loss).

          In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rates at March 31, 2004 and 2003, were 3.5% and 3.6%. The swap expires in May 2005. This swap is designated as a fair value hedge of a proportionate amount of the fixed-rate debentures. The swap and debentures are marked to market, with changes in the fair value of the instruments recorded in income (loss). This swap was fully effective in hedging the changes in the fair value of the hedged item; accordingly, changes in the fair value of this instrument had no net effect on our reported income (loss).

          In February 2001, we entered into two interest rate swaps with notional amounts of $50 million each, one that matured in February 2003 and one that matured in February 2004. In November 2001, we entered into an interest rate swap with a notional amount of $50 million that will mature in November 2004. The swaps hedged the variable cash flow risk from the variable interest payments on $50 million of our LIBOR-based debt in 2004 and 2003. The effective interest rates from the swaps at March 31, 2004 and 2003, were 2.4% and 3.2%. Changes in the fair value of these swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense" as interest expense was recognized on the LIBOR-based debt. Amounts reclassified for the three months ended March 31, 2004 and 2003, increased interest expense by $0.6 million, and $2.0 million, respectively. Ineffectiveness related to these hedges was not significant.

          We are exposed to modest credit-related risks in the event of nonperformance by counterparties to these utility and interest rate swaps. However, we do not expect the counterparties, which are all major financial institutions, to fail to meet their obligations.

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

PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

          For information concerning legal proceedings, see our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 2.	CHANGES IN SECURITIES

          Information concerning our stock repurchases in first quarter 2004 is as follows:
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
_____________	________________	______________	________________	____________________
January 1 - January 31, 2004	119	$34.10	119	4,254,119
February 1 - February 29, 2004	100	$32.81	100	4,254,019
March 1 - March 31, 2004	183	$32.67	183	4,253,836

          In September 1995, our board of directors authorized us to purchase up to 4.3 million shares of our common stock. As part of this authorization, we repurchase odd-lot shares (fewer than 100 shares) from shareholders wishing to exit their holdings in our common stock. We retire the shares that we repurchase under this program. This program will remain in effect until it is either terminated or suspended by our board of directors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          We held our annual meeting of shareholders on April 15, 2004. A total of 91,398,774 shares of common and preferred stock were outstanding and entitled to vote at the meeting. Of the total outstanding, 82,923,440 shares were represented at the meeting.

          Shareholders cast votes for election of the following directors whose terms expire in 2007:
	In Favor	Withheld	Not Voted
Claire S. Farley	78,635,478	4,287,962	--
Rakesh Gangwal	76,629,675	6,293,765	--
Gary G. Michael	78,737,255	4,186,185	--
A. William Reynolds	79,642,468	3,280,972	--

          Continuing in office are Richard R. Goodmanson, Edward E. Hagenlocker, George J. Harad, and Jane E. Shaw, whose terms expire in 2006, and Francesca Ruiz de Luzuriaga, Carolyn M. Ticknor, and Ward W. Woods, whose terms expire in 2005.

          Our shareholders ratified the appointment of KPMG LLP as our independent auditor for 2004 with 81,718,677 votes cast for and 723,834 against, while 480,929 shares abstained and zero were not voted.

          Our shareholders voted against a shareholder proposal to separate the position of chairman of the board and chief executive officer. The shareholders cast 18,298,766 votes for and 50,811,235 against, while 745,440 shares abstained and 13,067,999 were not voted.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits. Required exhibits are listed in the Index to Exhibits and are incorporated by reference.
(b)

Reports on Form 8-K.

On April 20, 2004, we filed a Form 8-K with the Securities and Exchange Commission to furnish the earnings release announcing our first quarter 2004 financial results and selected pages from our First Quarter 2004 Fact Book.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE CORPORATION
/s/ Thomas E. Carlile _________________________________ Thomas E. Carlile Vice President and Controller (As Duly Authorized Officer and Chief Accounting Officer)
Date: May 7, 2004

BOISE CASCADE CORPORATION

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2004
Number	Description	Page Number

11	Computation of Per-Share Income (Loss)	45
12.1	Ratio of Earnings to Fixed Charges	46
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements	47
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	48
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	49
32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Cascade Corporation	50