Form 10-Q
period 2004-06-30
BOISE CASCADE CORP
filed 2004-08-05
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).       Yes   X    No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of July 31, 2004 88,041,342

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Notes to Quarterly Consolidated Financial Statements (Unaudited)	8
	1. Basis of Presentation	8
	2. OfficeMax Acquisition	8
	3. OfficeMax Integration	9
	4. Net Income (Loss) Per Common Share	11
	5. Stock-Based Compensation	13
	6. Other (Income) Expense, Net	14
	7. Income Taxes	14
	8. Comprehensive Income (Loss)	15
	9. Accounting Changes	15
	10. Receivables	16
	11. Investments in Equity Affiliates	16
	12. Inventories	16
	13. Deferred Software Costs	16
	14. Goodwill and Intangible Assets	17
	15. Debt	18
	16. Financial Instruments	19
	17. Retirement and Benefit Plans	20
	18. 2003 Cost-Reduction Program	21
	19. Recently Adopted Accounting Standards	22
	20. Segment Information	23
	21. Commitments and Guarantees	24
	22. Legal Proceedings and Contingencies	25
	23. Subsequent Event	25
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	26
	Summary and Outlook	26
	Results of Operations, Consolidated	31
	Boise Office Solutions, Contract	33
	Boise Office Solutions, Retail	35
	Boise Building Solutions	36
	Boise Paper Solutions	37
	Liquidity and Capital Resources	38
	Timber Supply and Environmental Issues	41
	Critical Accounting Estimates	42
	Cautionary and Forward-Looking Statements	42

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	46

Item 2.	Changes in Securities	46

Item 6.	Exhibits and Reports on Form 8-K	46

PART I - FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

Boise Cascade Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(thousands, except per-share amounts)

	Three Months Ended June 30
	_______________________
	2004	2003
	_________	_________
	(unaudited)

Sales	$3,401,189	$1,928,984
	_________	_________
Costs and expenses
Materials, labor, and other operating expenses	2,673,447	1,578,445
Depreciation, amortization, and cost of company timber harvested	100,693	73,730
Selling and distribution expenses	478,015	217,472
General and administrative expenses	73,739	35,297
Other (income) expense, net	(43,946)	1,836
	_________	_________
	3,281,948	1,906,780
	_________	_________
Equity in net income of affiliates	1,244	474
	_________	_________
Income from operations	120,485	22,678
	_________	_________
Interest expense	(40,432)	(31,063)
Interest income	450	318
Foreign exchange gain (loss)	(524)	1,860
	_________	_________
	(40,506)	(28,885)
	_________	_________
Income (loss) before income taxes and minority interest	79,979	(6,207)
Income tax (provision) benefit	(29,192)	2,273
	_________	_________
Income (loss) before minority interest	50,787	(3,934)
Minority interest, net of income tax	(406)	-
	_________	_________
Net income (loss)	50,381	(3,934)
Preferred dividends	(3,168)	(3,287)
	_________	_________

Net income (loss) applicable to common shareholders	$47,213	$(7,221)
	=========	=========
Net income (loss) per common share
Basic	$0.54	$(0.12)
	=====	=====
Diluted	$0.52	$(0.12)
	=====	=====

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
Consolidated Statements of Income (Loss)
(thousands, except per-share amounts)

	Six Months Ended June 30
	_______________________
	2004	2003
	_________	_________
	(unaudited)

Sales	$6,930,843	$3,782,227
	_________	_________
Costs and expenses
Materials, labor, and other operating expenses	5,435,900	3,093,634
Depreciation, amortization, and cost of company timber harvested	199,042	149,312
Selling and distribution expenses	984,447	431,634
General and administrative expenses	146,628	70,670
Other (income) expense, net	(90,607)	12,988
	_________	_________
	6,675,410	3,758,238
	_________	_________
Equity in net income of affiliates	6,311	415
	_________	_________
Income from operations	261,744	24,404
	_________	_________
Interest expense	(81,084)	(63,254)
Interest income	934	432
Foreign exchange gain (loss)	(344)	2,816
	_________	_________
	(80,494)	(60,006)
	_________	_________
Income (loss) before income taxes, minority interest, and cumulative effect of accounting changes	181,250	(35,602)
Income tax (provision) benefit	(66,156)	12,925
	_________	_________
Income (loss) before minority interest and cumulative effect of accounting changes	115,094	(22,677)
Minority interest, net of income tax	(1,248)	-
	_________	_________
Income (loss) before cumulative effect of accounting changes	113,846	(22,677)
Cumulative effect of accounting changes, net of income tax	-	(8,803)
	_________	_________

Net income (loss)	113,846	(31,480)
Preferred dividends	(6,534)	(6,553)
	_________	_________

Net income (loss) applicable to common shareholders	$107,312	$(38,033)
	=========	=========
Net income (loss) per common share
Basic before cumulative effect of accounting changes	$1.24	$(0.50)
Cumulative effect of accounting changes, net of income tax	-	(0.15)
	_____	_____
Basic	$1.24	$(0.65)
	=====	=====

Diluted before cumulative effect of accounting changes	$1.18	$(0.50)
Cumulative effect of accounting changes, net of income tax	-	(0.15)
	_____	_____
Diluted	$1.18	$(0.65)
	=====	=====

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
Consolidated Balance Sheets
(thousands)

	June 30		December 31
	___________________________		___________
	2004	2003	2003
	__________	___________	___________
	(unaudited)
ASSETS
Current
Cash and cash equivalents	$180,194	$98,240	$124,879
Receivables, less allowances
of $9,839, $14,338, and $10,865	766,799	503,264	574,219
Inventories	1,591,711	648,831	1,609,811
Deferred income taxes	138,542	62,262	132,235
Other	68,868	41,485	60,148
	__________	___________	___________
	2,746,114	1,354,082	2,501,292
	__________	___________	___________
Property
Property and equipment
Land and land improvements	87,145	72,887	87,703
Buildings and improvements	909,404	749,141	890,871
Machinery and equipment	4,996,946	4,717,286	4,905,012
	__________	___________	___________
	5,993,495	5,539,314	5,883,586
Accumulated depreciation	(3,214,651)	(3,008,395)	(3,058,527)
	__________	___________	___________
	2,778,844	2,530,919	2,825,059
Timber, timberlands, and timber deposits	303,052	321,414	330,667
	__________	___________	___________
	3,081,896	2,852,333	3,155,726
	__________	___________	___________

Goodwill	1,106,980	421,648	1,107,292
Intangible assets, net	210,353	25,557	218,196
Investments in equity affiliates	85	35,980	44,335
Other assets	335,678	300,265	349,318
	__________	____________	___________
Total assets	$7,481,106	$4,989,865	$7,376,159
	==========	============	===========

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
Consolidated Balance Sheets
(thousands, except share amounts)

	June 30		December 31
	_______________________		___________
	2004	2003	2003
	_________	_________	___________
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Short-term borrowings	$49,547	$1,000	$5,188
Current portion of long-term debt	667,257	75,485	83,016
Income taxes payable	-	8,586	694
Accounts payable	1,100,138	558,896	1,255,303
Accrued liabilities
Compensation and benefits	292,058	205,700	317,934
Interest payable	30,572	25,167	34,130
Other	371,992	124,864	280,646
	_________	_________	___________
	2,511,564	999,698	1,976,911
	_________	_________	___________
Debt
Long-term debt, less current portion	1,419,457	1,494,410	1,999,876
Adjustable conversion-rate equity security units	172,500	172,500	172,500
Guarantee of ESOP debt	-	40,504	19,087
	_________	_________	___________
	1,591,957	1,707,414	2,191,463
	_________	_________	___________
Other
Deferred income taxes	94,980	153,654	43,311
Compensation and benefits	573,677	672,411	564,331
Other long-term liabilities	245,057	57,133	256,355
	_________	_________	___________
	913,714	883,198	863,997
	_________	_________	___________
Minority interest	21,674	-	20,154
	_________	_________	___________

Commitments and contingent liabilities

Shareholders' equity
Preferred stock -- no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 4,002,031, 4,146,255, and 4,117,827 shares outstanding	180,091	186,581	185,302
Deferred ESOP benefit	-	(40,504)	(19,087)
Common stock -- $2.50 par value; 200,000,000 shares authorized; 87,914,957; 58,313,553, and 87,137,306 shares outstanding	216,786	145,784	214,805
Additional paid-in capital	1,263,912	475,215	1,228,694
Retained earnings	982,675	905,308	907,738
Accumulated other comprehensive loss	(201,267)	(272,829)	(193,818)
	_________	_________	___________
Total shareholders' equity	2,442,197	1,399,555	2,323,634
	_________	_________	___________
Total liabilities and shareholders' equity	$7,481,106	$4,989,865	$7,376,159
	=========	=========	===========

See accompanying notes to consolidated financial statements.

Boise Cascade Corporation and Subsidiaries
Consolidated Statements of Cash Flows
(thousands)
	Six Months Ended June 30
	__________________________
	2004	2003
	___________	___________
	(unaudited)
Cash provided by (used for) operations
Net income (loss)	$113,846	$(31,480)
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(6,311)	(415)
Depreciation, amortization, and cost of company timber harvested	199,042	149,312
Deferred income tax provision (benefit)	51,109	(19,971)
Minority interest, net of income tax	1,248	-
Gain on sale of assets	(106,660)	-
Pension and other postretirement benefits expense	48,971	41,092
Cumulative effect of accounting changes, net of income tax	-	8,803
Other	13,055	(2,816)
Receivables	(183,935)	(68,899)
Inventories	16,942	61,384
Accounts payable and accrued liabilities	(91,986)	18,912
Current and deferred income taxes	(10,233)	(7,499)
Pension and other postretirement benefits payments	(32,481)	(24,488)
Other	(29,441)	24,905
	___________	___________
Cash provided by (used for) operations	(16,834)	148,840
	___________	___________
Cash provided by (used for) investment
Expenditures for property and equipment	(146,772)	(108,001)
Expenditures for timber and timberlands	(4,569)	(4,264)
Proceeds from equity affiliates	20	76
Sale of assets	186,946	-
Other	(330)	(3,460)
	___________	___________
Cash provided by (used for) investment	35,295	(115,649)
	___________	___________
Cash provided by (used for) financing
Cash dividends paid
Common stock	(25,825)	(17,486)
Preferred stock	(6,773)	(7,006)
	___________	___________
	(32,598)	(24,492)
Short-term borrowings	44,359	(27,000)
Additions to long-term debt	70,098	147,363
Payments of long-term debt	(64,418)	(90,568)
Other	19,413	(5,406)
	___________	___________
Cash provided by (used for) financing	36,854	(103)
	___________	___________

Increase in cash and cash equivalents	55,315	33,088
Balance at beginning of the year	124,879	65,152
	___________	___________
Balance at June 30	$180,194	$98,240
	===========	===========

See accompanying notes to consolidated financial statements.

Notes to Quarterly Consolidated Financial Statements (Unaudited)
1.	Basis of Presentation

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

          The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm, but in the opinion of management, we have included all adjustments necessary to present fairly the results for the periods. Net income (loss) for the three and six months ended June 30, 2004 and 2003, involved estimates and accruals. Actual results may vary from those estimates. Except as may be disclosed within these "Notes to Quarterly Consolidated Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

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
___________
$1,396,537
===========

          We summarized the estimated fair values of assets acquired and liabilities assumed for the OfficeMax acquisition in Note 2, OfficeMax Acquisition, in "Item 8. Financial Statements and Supplementary Data" in our 2003 Annual Report on Form 10-K. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed. During the six months ended June 30, 2004, we recorded $6.9 million of purchase price adjustments that increased the recorded amount of goodwill. The adjustments were related to fair value adjustments and liability accruals as well as severance accruals for the consolidation of one OfficeMax customer service center and consolidation of headquarters administrative staff.

Pro Forma Financial Information

          The following table summarizes unaudited pro forma financial information assuming we had acquired OfficeMax on January 1, 2003. The unaudited pro forma financial information uses OfficeMax data for the months corresponding to Boise's June 30 period-end. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position. We have not finalized our integration plans. Accordingly, this pro forma information does not include all costs related to the integration. When the costs are determined, they will either increase the amount of goodwill recorded or decrease net income, depending on the nature of the costs. We also expect to realize operating synergies. Synergies will come from offering more products and services across more customer channels, purchasing leverage from increased scale, and reduced costs in logistics, marketing, and administration. The pro forma information does not reflect these potential expenses and synergies.
	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	_____________	____________
	(thousands, except per-share amounts)

Sales	$3,018,410	$6,171,745

Net loss before cumulative effect of accounting changes	$(19,523)	$(28,369)
Cumulative effect of accounting changes, net of income tax	-	(8,803)
	_____________	____________
Net loss	$(19,523)	$(37,172)
	=============	============
Net loss per common share
Basic and diluted before cumulative effect of accounting changes	$(0.27)	$(0.41)
Cumulative effect of accounting changes, net of income tax	-	(0.10)
	_____	_____
Basic and diluted	$(0.27)	$(0.51)
	=====	=====
3.	OfficeMax Integration

Integration Charges

          Increased scale as a result of the OfficeMax acquisition has allowed us to evaluate the combined office products business to determine what opportunities for consolidating operations may be appropriate. Closures or consolidation of acquired facilities identified in the integration planning process are accounted for as exit activities in connection with the acquisition and charged to goodwill. Charges for all other closures and consolidations have been recognized in our Consolidated Statements of Income.

          During the three and six months ended June 30, 2004, we charged approximately $8.3 million and $17.2 million of integration costs to our Consolidated Statements of Income. Integration costs occurred primarily in the contract segment as the business consolidated distribution centers, customer service centers, and administrative staff. For the three and six months ended June 30, 2004, approximately $2.2 million and $8.3 million of the costs are included in "Other (income) expense, net," and $6.1 million and $8.9 million are included in "Selling and distribution expenses." They are as follows:
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	_____________	_____________
	(thousands)

Severance	$1,170	$5,792
Lease termination costs	1,049	1,049
Vendor transition costs	1,234	1,234
Professional fees	2,181	3,614
Payroll, benefits, and travel	1,295	2,220
Write-down of long-lived assets	-	1,444
Other integration costs	1,398	1,854
	_____________	_____________
	$8,327	$17,207
	=============	=============

Facility Closure Reserves

          During second quarter 2004, we closed three U.S. distribution centers and two customer service centers, eliminating approximately 345 employee positions. We expect to close three more distribution centers during third quarter 2004. At June 30, 2004, we had accrued for approximately $6.3 million of costs associated with these closures in our Consolidated Balance Sheet. We are working on a plan to reduce the total number of U.S. distribution centers from 59 at December 31, 2003, to 25 to 30 by the end of 2006. We will account for the additional closures when management formalizes their plans. When the costs are determined, they will either increase the amount of goodwill recorded or decrease net income.

          Prior to our acquisition of OfficeMax, OfficeMax had identified and closed underperforming facilities. As part of our purchase price allocation, at December 31, 2003, we had $58.7 million of reserves recorded for the estimated fair value of future liabilities associated with these closures. These reserves related primarily to future lease termination costs, net of estimated sublease income. Most of the expenditures for these facilities will be made over the remaining lives of the operating leases, which range from three to 16 years. At June 30, 2004, the remaining reserve in our Consolidated Balance Sheet was $57.4 million.

          In addition to these store closures, at December 31, 2003, we identified 45 OfficeMax facilities that were no longer strategically or economically viable. In accordance with the provisions of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, at December 31, 2003, we had $69.4 million of reserves recorded in our Consolidated Balance Sheet. We closed these stores during first quarter 2004, eliminating approximately 995 employee positions, of which approximately 310 people were offered transfers to other stores. These charges were accounted for as exit activities in connection with the acquisition, and we did not recognize a charge to income in our Consolidated Statements of Income. Most of the cash expenditures for the facilities described above will be made over the remaining lives of the operating leases, which range from one month to 12 years. At June 30, 2004, the remaining reserve in our Consolidated Balance Sheet was $58.1 million.

          At June 30, 2004, approximately $36.1 million of the facility closure reserve liability was included in "Accrued liabilities, other," and $85.7 million was included in "Other long-term liabilities." Facility closure reserve account activity was as follows:
	Lease Termination Costs	Severance	Other	Total
	____________	__________	_________	________
	(thousands)

Facility closure reserve at December 31, 2003	$126,922	$794	$412	$128,128
Costs incurred and charged to expense/goodwill	4,075	3,440	-	7,515
Charges against the reserve	(12,799)	(1,043)	(2)	(13,844)
	____________	__________	_________	________
	$118,198	$3,191	$410	$121,799
	============	==========	=========	========
4.	Net Income (Loss) Per Common Share

          Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by weighted average shares outstanding. For the three and six months ended June 30, 2003, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss were the same.
	Three Months Ended June 30		Six Months Ended June 30
	______________________		___________________
	2004	2003	2004	2003
	_________	_________	________	________
	(thousands, except per-share amounts)

Basic
Income (loss) before cumulative effect of accounting changes	$50,381	$(3,934)	$113,846	$(22,677)
Preferred dividends (a)	(3,168)	(3,287)	(6,534)	(6,553)
	_________	_________	________	________

Basic income (loss) before cumulative effect of accounting changes	47,213	(7,221)	107,312	(29,230)
Cumulative effect of accounting changes, net of income tax	-	-	-	(8,803)
	_________	_________	________	________
Basic income (loss)	$47,213	$(7,221)	$107,312	$(38,033)
	=========	=========	========	========

Average shares used to determine basic income (loss) per common share	86,474	58,300	86,275	58,295
	=========	=========	========	========
Basic income (loss) per common share before cumulative effect of accounting changes	$0.54	$(0.12)	$1.24	$(0.50)
Cumulative effect of accounting changes, net of income tax	-	-	-	(0.15)
	____	____	____	____
Basic income (loss) per common share	$0.54	$(0.12)	$1.24	$(0.65)
	====	====	====	====

	Three Months Ended June 30		Six Months Ended June 30
	______________________		___________________
	2004	2003	2004	2003
	_________	_________	________	________
	(thousands, except per-share amounts)

Diluted
Basic income (loss) before cumulative effect of accounting changes	$47,213	$(7,221)	$107,312	$(29,230)
Preferred dividends eliminated	3,168	-	6,534	-
Supplemental ESOP contribution	(2,869)	-	(5,932)	-
	_________	_________	________	________

Diluted income (loss) before cumulative effect of accounting changes	47,512	(7,221)	107,914	(29,230)
Cumulative effect of accounting changes, net of income tax	-	-	-	(8,803)
	_________	_________	________	________
Diluted income (loss) (b)	$47,512	$(7,221)	$107,914	$(38,033)
	=========	=========	========	========

Average shares used to determine basic income (loss) per common share	86,474	58,300	86,275	58,295
Restricted stock, stock options, and other	1,976	-	1,929	-
Series D Convertible Preferred Stock	3,252	-	3,281	-
	_________	_________	________	________
Average shares used to determine diluted income (loss) per common share (b) (c)	91,702	58,300	91,485	58,295
	=========	=========	========	========
Diluted income (loss) per common share before cumulative effect of accounting changes	$0.52	$(0.12)	$1.18	$(0.50)
Cumulative effect of accounting changes, net of income tax	-	-	-	(0.15)
	____	____	____	____
Diluted income (loss) per common share	$0.52	$(0.12)	$1.18	$(0.65)
	====	====	====	====
(a)	The dividend attributable to our Series D Convertible Preferred Stock held by our employee stock ownership plan (ESOP) is net of a tax benefit.
(b)

Adjustments totaling $0.3 million for the three months ended June 30, 2003, which would have reduced the basic loss to arrive at diluted loss, were excluded because the calculation of diluted loss per share was antidilutive. Also, for the three months ended June 30, 2003, potentially dilutive common shares of 3.5 million were excluded from average shares because they were antidilutive.

Adjustments totaling $0.6 million for the six months ended June 30, 2003, which would have reduced the basic loss to arrive at diluted loss, were excluded because the calculation of diluted loss per share was antidilutive. Also, for the six months ended June 30, 2003, potentially dilutive common shares of 3.6 million were excluded from average shares because they were antidilutive.

(c)

Options to purchase 3.2 million and 8.6 million shares of common stock were outstanding during the three months ended June 30, 2004 and 2003, but were not included in the computation of diluted income (loss) per share because the exercise prices of the options were greater than the average market price of the common shares. Forward contracts to purchase 4.9 million and 5.4 million shares of common stock were outstanding during the three months ended June 30, 2004 and 2003, but were not included in the computation of diluted income (loss) per share because the securities were not dilutive under the treasury stock method. These forward contracts are related to our adjustable conversion-rate equity security units.

Options to purchase 3.5 million and 8.5 million shares of common stock were outstanding during the six months ended June 30, 2004 and 2003, but were not included in the computation of diluted income (loss) per share because the exercise prices of the options were greater than the average market price of the common shares. Forward contracts to purchase 5.0 million and 5.4 million shares of common stock were outstanding during the six months ended June 30, 2004 and 2003, but were not included in the computation of diluted income (loss) per share because the securities were not dilutive under the treasury stock method. These forward contracts are related to our adjustable conversion-rate equity security units.

5.	Stock-Based Compensation

          In 2003, we adopted the fair-value-based method of accounting for stock-based employee compensation under the provisions of Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. We used the prospective method of transition for all employee awards granted on or after January 1, 2003. Awards under our plans vest over periods up to three years. Therefore, the cost related to stock-based employee compensation included in the determination of our net loss in 2003 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS No. 123, Accounting for Stock-Based Compensation. During the three and six months ended June 30, 2004, in our Consolidated Statements of Income, we recognized $7.2 million and $13.0 million of pretax compensation expense, of which $7.0 million and $12.7 million related to restricted stock.

          The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair-value-based method to all outstanding and unvested awards in 2003.
	Three Months Ended June 30		Six Months Ended June 30
	____________________		____________________
	2004	2003	2004	2003
	_________	_________	________	________
	(thousands, except per-share amounts)

Reported net income (loss)	$50,381	$(3,934)	$113,846	$(31,480)

Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	4,380	57	7,917	92

Deduct: Total stock-based employee compensation expense determined under the fair value method, for all awards, net of related tax effects	(4,380)	(2,218)	(7,917)	(4,414)
	________	________	________	________
Pro forma net income (loss)	50,381	(6,095)	113,846	(35,802)
Preferred dividends	(3,168)	(3,287)	(6,534)	(6,553)
	_________	_________	________	________
Pro forma net income (loss) applicable to common shareholders	$47,213	$(9,382)	$107,312	$(42,355)
	========	========	========	========
Basic and diluted income (loss) per share

Basic
As reported	$0.54	$(0.12)	$1.24	$(0.65)
Pro forma	0.54	(0.16)	1.24	(0.73)

Diluted
As reported	$0.52	$(0.12)	$1.18	$(0.65)
Pro forma	0.52	(0.16)	1.18	(0.73)

          To calculate stock-based employee compensation expense under SFAS No.123, we estimated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002: risk-free interest rates of 4.0%, expected dividends of 15 cents per share per quarter, expected lives of 4.3 years in both periods, and expected stock price volatility of 40%. No options were granted during the three and six months ended June 30, 2004.

          We calculate compensation expense for restricted stock awards based on the fair value of Boise's stock on the date of grant. We recognize the expense over the vesting period. For more information, see Note 14, Shareholders' Equity, in our 2003 Annual Report on Form 10-K.
6.	Other (Income) Expense, Net

          "Other (income) expense, net" includes miscellaneous income and expense items. The components of "Other (income) expense, net" in the Consolidated Statements of Income (Loss) are as follows:
	Three Months Ended		Six Months Ended
	June 30		June 30
	_____________________		_________________
	2004	2003	2004	2003
	_________	________	_______	_______
	(thousands)

Sale of interest in Voyageur Panel (Note 11)	$(46,498)	$-	$(46,498)	$-
OfficeMax integration costs (Note 3)	2,219	-	8,285	-
Sale of timberlands (a)	-	-	(59,915)	-
Sale of plywood and lumber operations (b)	-	-	7,123	-
Cost-reduction program (Note 18)	-	-	-	10,114
Sales of receivables	956	832	1,900	1,691
Other, net	(623)	1,004	(1,502)	1,183
	_________	________	_______	_______
	$(43,946)	$1,836	$(90,607)	$12,988
	=========	========	=======	=======
(a)

In March 2004, we sold approximately 79,000 acres of timberland in western Louisiana for $84 million and recorded a $59.9 million pretax gain in our Consolidated Statement of Income for the six months ended June 30, 2004.

(b)

In February 2004, we sold our plywood and lumber facilities in Yakima, Washington. In connection with the sale, we recorded $7.1 million of costs in "Other (income) expense, net" in our Consolidated Statement of Income for the six months ended June 30, 2004. However, the sale also resulted in a $7.4 million reduction in our estimated LIFO reserve, which we recorded in "Materials, labor, and other operating expenses."

7.	Income Taxes

          Our estimated tax provision rate for the six months ended June 30, 2004, was 36.5%, compared with an effective tax benefit rate of 36.3% for the six months ended June 30, 2003. Changes in estimated tax rates are due to the sensitivity of the rates to changing income levels and the mix of domestic and foreign sources of income.

          For the three and six months ended June 30, 2004, we paid income taxes, net of refunds received, of $9.8 million and $15.7 million. We paid $5.3 million and $22.4 million for the same periods in 2003.

8.	Comprehensive Income (Loss)

          Comprehensive income (loss) for the periods included the following:
	Three Months Ended		Six Months Ended
	June 30		June 30
	_____________________		__________________
	2004	2003	2004	2003
	__________	________	_______	_______
	(thousands)

Net income (loss)	$50,381	$(3,934)	$113,846	$(31,480)

Other comprehensive income (loss)
Cumulative foreign currency translation adjustment	(14,331)	13,950	(9,853)	24,523
Cash flow hedges	1,705	1,719	2,404	1,385
	__________	________	_______	_______
Comprehensive income (loss), net of income taxes	$37,755	$11,735	$106,397	$(5,572)
	==========	========	=======	=======
9.	Accounting Changes

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

Vendor Rebates and Allowances

           We participate in various cooperative advertising and other vendor marketing programs with our vendors. We also participate in various volume purchase rebate programs. Effective January 1, 2003, we adopted an accounting change for vendor allowances to comply with the guidelines issued by the Financial Accounting Standards Board's (FASB) EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Under EITF 02-16, consideration received from a vendor is presumed to be a reduction of the cost of the vendor's products or services, unless it is for a specific incremental cost to sell the product. In addition, under the new guidance, vendor allowances reside in inventory with the product and are recognized when the product is sold, changing the timing of our recognition of these items. For the six months ended June 30, 2003, this change resulted in a one-time, noncash, after-tax charge of $4.7 million, or 8 cents per share.

10.	Receivables

          We have sold fractional ownership interests in a defined pool of trade accounts receivable. At June 30, 2004, $300 million of sold accounts receivable were excluded from "Receivables" in our Consolidated Balance Sheet, compared with $200 million excluded at June 30, 2003, and $250 million excluded at December 31, 2003. The portion of fractional ownership interest we retain is included in "Receivables" in the Consolidated Balance Sheets. The increase at June 30, 2004, in sold accounts receivable of $50 million over the amount at December 31, 2003, provided cash from operations in 2004. This program consists of a revolving sale of receivables for 364 days and is subject to renewal. Costs related to the program are included in "Other (income) expense, net" in the Consolidated Statements of Income (Loss); see Note 6, Other (Income) Expense, Net. Under the accounts receivable sale agreements, the maximum amount available from time to time may not exceed $300 million and is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables, and the historical performance of the receivables.
11.	Investments in Equity Affiliates

          In May 2004, we sold our 47% interest in Voyageur Panel, which owned an oriented strand board (OSB) plant in Barwick, Ontario, Canada, to Ainsworth Lumber Co. Ltd. for $91.2 million in cash. We recorded a $46.5 million pretax gain in "Other (income) expense, net" in our Boise Building Solutions segment. This item increased net income $28.4 million after taxes for the three and six months ended June 30, 2004.

          Prior to the sale, we accounted for the joint venture under the equity method. Accordingly, segment results do not include the joint venture's sales but do include $1.2 million and $6.3 million of equity in earnings during the three and six months ended June 30, 2004, and $0.4 million of equity in earnings during each of the same periods in 2003. Our investment in this venture was $35.9 million at June 30, 2003, and $44.2 million at December 31, 2003. We had an agreement with Voyageur Panel under which we operated the plant and marketed its product. During the three months ended June 30, 2004 and 2003, Voyageur Panel paid us sales commissions of $0.7 million. During the six months ended June 30, 2004 and 2003, they paid us sales commissions of $2.1 million and $1.3 million, respectively. Management fees paid to us by Voyageur Panel were $0.2 million and $0.5 million during the three and six months ended June 30, 2004, and $0.3 million and $0.6 million during the same periods in 2003.

12.	Inventories

          Inventories include the following:
	June 30		December 31
	________________________		___________
	2004	2003	2003
	________	________	___________
	(thousands)

Merchandise inventories	$1,261,370	$313,164	$1,246,058
Finished goods and work in process	204,659	201,541	210,956
Logs	19,607	24,048	51,572
Other raw materials and supplies	148,844	151,932	145,390
LIFO reserve	(42,769)	(41,854)	(44,165)
	________	________	___________
	$1,591,711	$648,831	$1,609,811
	========	========	===========
13.	Deferred Software Costs

          We defer internal-use software costs that benefit future years. These costs are amortized on the straight-line method over the expected life of the software, typically three to five years. "Other assets" in the Consolidated Balance Sheets includes deferred software costs of $63.1 million, $57.2 million, and $69.1 million at June 30, 2004 and 2003, and December 31, 2003. Amortization of deferred software costs totaled $6.1 million and $12.0 million for the three and six months ended June 30, 2004, and $5.7 million and $11.4 million for the three and six months ended June 30, 2003.

14.	Goodwill and Intangible Assets

          Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. In accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, we assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We completed our annual assessment in accordance with the provisions of the standard during first quarter 2004, and there was no impairment.

          Changes in the carrying amount of goodwill by segment are as follows:
	Boise Office Solutions, Contract	Boise Office Solutions, Retail	Boise Building Solutions	Total
	__________	_________	_________	_________
	(thousands)

Balance at December 31, 2003	$487,997	$607,656	$11,639	$1,107,292

Effect of foreign currency translation	(5,707)	-	-	(5,707)
Purchase price adjustments OfficeMax acquisition (Note 2)	690	6,205	-	6,895
Other	(1,500)	-	-	(1,500)
	__________	_________	_________	_________
Balance at June 30, 2004	$481,480	$613,861	$11,639	$1,106,980
	==========	=========	=========	=========

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
	Six Months Ended June 30, 2004
	_______________________________________________
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	_______________	_______________	___________
	(thousands)

Trade names	$173,100	$-	$173,100
Customer lists and relationships	31,808	(8,072)	23,736
Noncompete agreements	13,005	(1,763)	11,242
Exclusive distribution rights	3,266	(991)	2,275
	_______________	______________	___________
	$221,179	$(10,826)	$210,353
	===============	==============	===========

	Six Months Ended June 30, 2003
	_______________________________________________
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	______________	______________	___________
	(thousands)

Customer lists and relationships	$28,036	$(5,531)	$22,505
Noncompete agreements	5,157	(4,542)	615
Exclusive distribution rights	3,017	(580)	2,437
	______________	______________	___________
	$36,210	$(10,653)	$25,557
	==============	==============	===========

	Year Ended December 31, 2003
	_______________________________________________
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	______________	______________	___________
	(thousands)

Trade names	$177,000	$-	$177,000
Customer lists and relationships	32,692	(6,936)	25,756
Noncompete agreements	17,894	(4,984)	12,910
Exclusive distribution rights	3,363	(833)	2,530
	______________	______________	___________
	$230,949	$(12,753)	$218,196
	==============	==============	===========

          Intangible asset amortization expense totaled $1.5 million and $2.9 million for the three and six months ended June 30, 2004, and $0.8 million and $1.6 million for the three and six months ended June 30, 2003. The estimated amortization expense is $5.5 million, $5.5 million, $5.4 million, $5.3 million, $3.9 million, and $1.5 million in 2004, 2005, 2006, 2007, 2008, and 2009, respectively.

15.	Debt

          In March 2002, we entered into a three-year, unsecured revolving credit agreement. The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. Borrowings under the agreement were $280 million at June 30, 2004, and were classified in current portion of long-term debt. In addition to these borrowings, $76.5 million of letters of credit reduced our borrowing capacity at June 30, 2004, to $203.5 million. At June 30, 2004, our borrowing rate under the revolving credit agreement, including fees, was 3.5%. We have entered into interest rate swaps to hedge the cash flow risk from the variable interest payments on $50 million of LIBOR-based debt, which gave us an effective interest rate of 4.0% for outstanding borrowings under the revolving credit agreement at June 30, 2004. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. At June 30, 2004, we were in compliance with these covenants. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at June 30, 2004, exceeded the defined minimum by $1,100.6 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

          In December 2003, we entered into a 19-month, unsecured credit agreement with 13 major financial institutions. Under the agreement, we borrowed $150 million at variable interest rates based on either the LIBOR or the prime rate. Borrowings under the agreement were $128 million at June 30, 2004. At June 30, 2004, our borrowing rate under the agreement was 3.4%. The credit agreement contains financial covenants that are essentially the same as those in our revolving credit agreement discussed above, except that the terms require that the net proceeds of asset sales in excess of the first $100 million be used to reduce the loan balance. The agreement also states that a lien of two times the outstanding balance will be applied to our inventory if our credit ratings fall to either BB- or Ba3 or lower. When the agreement expires in June 2005, any amount outstanding will be due and payable.

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

          In April and May 2004, we entered into two interest rate swaps with notional amounts of $50 million each. These swaps convert $100 million of fixed-rate $150 million 7.50% debentures to variable-rate debt based on six-month LIBOR plus approximately 3.9% for the April swap and 3.8% for the May swap. The effective interest rate on the $150 million 7.50% debentures, including the swaps, was 5.9% at June 30, 2004. The swaps expire in February 2008.

          In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rates on the $150 million 7.05% debentures, including the swaps, were 5.9% at both June 30, 2004 and 2003. This swap expires in May 2005.

          At June 30, 2004 and 2003, we had $49.5 million and $1.0 million of short-term borrowings outstanding. Changes in short-term borrowings primarily reflect the addition of two $20 million floating rate term loans entered into during second quarter 2004. The interest rates on the term loans are variable rates based on either the LIBOR or the prime rate. The term loans expire in May 2005. The minimum and maximum amounts of combined short-term borrowings outstanding were $6.2 million and $70.9 million during the six months ended June 30, 2004, and were $0 and $117.4 million during the six months ended June 30, 2003. The average amounts of short-term borrowings outstanding during the six months ended June 30, 2004 and 2003, were $22.0 million and $52.0 million. The average interest rates for these borrowings were 1.3% for 2004 and 2.1% for 2003.

          At June 30, 2004, we had $143.0 million of unused borrowing capacity registered with the SEC for additional debt securities.

          Cash payments for interest, net of interest capitalized, were $50.3 million and $84.6 million for the three and six months ended June 30, 2004, and $30.6 million and $68.2 million for the three and six months ended June 30, 2003. The difference between the payments made in 2004, compared with 2003, was due to higher debt levels in 2004 related to additional borrowings to provide cash for the OfficeMax acquisition.

16.	Financial Instruments

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

          In November 2003, we entered into a natural gas swap to hedge the variable cash flow risk on 25,000 MMBtu per day of natural gas usage to a fixed price. The swap expired in March 2004. In April 2004, we entered into a natural gas swap to hedge the variable cash flow risk on 2,520,000 MMBtu's of gas allocated on a monthly basis to a fixed price. The swap expires in October 2004. The swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" in our Consolidated Balance Sheets. The swaps were fully effective in hedging the changes in the index price of the hedged items.

          In April and May 2004, we entered into two interest rate swaps with notional amounts of $50 million each. These swaps convert $100 million of fixed-rate $150 million 7.50% debentures to variable-rate debt based on six-month LIBOR plus approximately 3.9% for the April swap and 3.8% for the May swap. The effective interest rate on the $150 million 7.50% debentures, including the swaps, was 5.9% at June 30, 2004. The swaps expire in February 2008. The swaps are designated as fair value hedges of a proportionate amount of the fixed-rate debentures. The swaps and debentures are marked to market, with changes in the fair value of the instruments recorded in income (loss). These swaps were fully effective in hedging the changes in the fair value of the hedged items; accordingly, changes in the fair value of the instrument had no net effect on our reported income (loss).

          See Note 12, Financial Instruments, in "Item 8. Financial Statements and Supplementary Data" in our 2003 Annual Report on Form 10-K and "Item 3. Quantitative and Qualitative Disclosures About Market Risk" in this Form 10-Q for more information about our financial market risk.

17.	Retirement and Benefit Plans

          The following represents the components of net periodic pension and postretirement benefit costs in accordance with the revised SFAS No. 132, Employers' Disclosures About Pensions and Other Postretirement Benefits:

	Pension Benefits		Other Benefits
	_____________________		____________________
	Three Months Ended June 30		Three Months Ended June 30
	_____________________		____________________
	2004	2003	2004	2003
	__________	__________	_________	_________
	(thousands)

Service cost	$7,550	$10,053	$473	$411
Interest cost	26,290	26,397	1,597	1,746
Expected return on plan assets	(25,163)	(25,656)	-	-
Recognized actuarial loss	9,740	6,204	286	273
Amortization of prior service costs and other	1,294	1,533	(170)	(531)
	__________	__________	_________	_________
Company-sponsored plans	19,711	18,531	2,186	1,899
Multiemployer pension plans	138	133	-	-
	__________	__________	_________	_________
Net periodic benefit cost	$19,849	$18,664	$2,186	$1,899
	==========	==========	=========	=========

	Pension Benefits		Other Benefits
	_____________________		____________________
	Six Months Ended June 30		Six Months Ended June 30
	_____________________		____________________
	2004	2003	2004	2003
	__________	__________	_________	_________
	(thousands)

Service cost	$15,191	$20,106	$952	$812
Interest cost	52,569	52,793	3,213	3,448
Expected return on plan assets	(50,361)	(51,312)	-	-
Recognized actuarial loss	19,480	12,408	572	546
Amortization of prior service costs and other	7,407	3,066	(340)	(1,059)
	__________	__________	_________	_________
Company-sponsored plans	44,286	37,061	4,397	3,747
Multiemployer pension plans	288	284	-	-
	__________	__________	_________	_________
Net periodic benefit cost	$44,574	$37,345	$4,397	$3,747
	==========	==========	=========	=========

          Our estimated required minimum contributions for 2004 are approximately $45 million to $50 million. We previously announced plans to make pension contributions of $80 million to $120 million during 2004. With the announced pending sale of our paper, forest products, and timberland assets to affiliates of Boise Cascade, L.L.C. (see Note 23), we would expect pension contributions to increase to $190 million to $240 million during the year. If the additional contributions are made prior to consummation of the transaction, they may be funded initially with short-term borrowings. When the transaction is completed, the short-term borrowings, if any, would be paid with the net proceeds of the asset sales. As of June 30, 2004, we have contributed $30 million.

18.	2003 Cost-Reduction Program

          In March 2003, we announced the termination of approximately 550 employees in connection with our 2003 cost-reduction program. At June 30, 2004, we had terminated approximately 505 employees. Under our severance policy, in first quarter 2003, we recorded a pretax charge of $10.1 million for employee-related costs in "Other (income) expense, net" in our Consolidated Statement of Loss. We recorded these costs in accordance with the provisions of SFAS No. 112, Employers' Accounting for Postemployment Benefits. We recorded $9.2 million in the Boise Office Solutions, Contract, segment; $0.2 million in the Boise Paper Solutions segment; and $0.7 million in our Corporate and Other segment. Employee-related costs are primarily for severance payments, most of which were paid in 2003, with the remainder to be paid in 2004. This item increased our net loss $6.1 million for the six months ended June 30, 2003.

          The reserve liability for the cost-reduction program is included in "Accrued liabilities, other," in the accompanying Consolidated Balance Sheets. Reserve liability activity related to the 2003 charge is as follows:
Employee- Related Costs
___________
(thousands)

2003 expense recorded	$10,100
Charges against reserve	(7,800)
___________

Balance at December 31, 2003	2,300
Charges against reserve	(1,100)
Reserves credited to income	(200)
___________
Balance at June 30, 2004	$1,000
===========
19.	Recently Adopted Accounting Standards

          On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a Medicare prescription drug benefit as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. As allowed by FASB Staff Position (FSP) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, we had deferred recognizing the effects of the Act in the consolidated financial statements and notes to consolidated financial statements. In May 2004, the FASB issued FSP 106-2, which supersedes FSP 106-1 and provides guidance on the accounting of the effects of the Act. We adopted FSP 106-2 on July 1, 2004, and it did not have a material impact on our financial position or results of operations.

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

20.	Segment Information

          There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from our 2003 Annual Report on Form 10-K. An analysis of our operations by segment is as follows:
				Income (Loss)
	Sales			Before Taxes
	______________________________________			and Minority
	Trade	Intersegment	Total	Interest (a)
	____________	___________	____________	____________
	(thousands)

Three Months Ended June 30, 2004
Boise Office Solutions, Contract	$1,037,506	$606	$1,038,112	$21,410
Boise Office Solutions, Retail	966,668	-	966,668	(5,365)
Boise Building Solutions	1,047,698	7,569	1,055,267	126,659 (b)
Boise Paper Solutions	340,529	153,697	494,226	(958)
Corporate and Other	8,788	30,960	39,748	(21,335)
	____________	___________	____________	____________
	3,401,189	192,832	3,594,021	120,411
Intersegment eliminations	-	(192,832)	(192,832)	-
Interest expense	-	-	-	(40,432)
	____________	___________	____________	____________
	$3,401,189	$-	$3,401,189	$79,979
	============	===========	============	============

Three Months Ended June 30, 2003
Boise Office Solutions, Contract	$904,316	$613	$904,929	$23,883
Boise Building Solutions	687,114	5,729	692,843	9,820
Boise Paper Solutions	331,778	127,598	459,376	1,023
Corporate and Other	5,776	12,993	18,769	(9,870)
	____________	___________	____________	____________
	1,928,984	146,933	2,075,917	24,856
Intersegment eliminations	-	(146,933)	(146,933)	-
Interest expense	-	-	-	(31,063)
	____________	___________	____________	____________
	$1,928,984	$-	$1,928,984	$(6,207)
	============	===========	============	============
(a)	Interest income has been allocated to our segments in the amounts of $0.5 million and $0.3 million for the three months ended June 30, 2004 and 2003.
(b)	Includes a $46.5 million pretax gain for the sale of our 47% interest in Voyageur Panel (see Note 11).
				Income (Loss)
				Before Taxes,
				Minority Interest,
	Sales			and Cumulative
	______________________________________			Effect of Accounting
	Trade	Intersegment	Total	Changes (a)
	____________	___________	____________	________________
	(thousands)

Six Months Ended June 30, 2004
Boise Office Solutions, Contract	$2,157,058	$1,161	$2,158,219	$55,792
Boise Office Solutions, Retail	2,187,660	-	2,187,660	18,667
Boise Building Solutions	1,891,432	15,374	1,906,806	195,081	(b)
Boise Paper Solutions	678,106	291,592	969,698	26,842	(c)
Corporate and Other	16,587	45,261	61,848	(34,048)
	____________	___________	____________	________________
	6,930,843	353,388	7,284,231	262,334
Intersegment eliminations	-	(353,388)	(353,388)	-
Interest expense	-	-	-	(81,084)
	____________	___________	____________	________________
	$6,930,843	$-	$6,930,843	$181,250
	============	===========	============	================

Six Months Ended June 30, 2003
Boise Office Solutions, Contract	$1,841,935	$1,273	$1,843,208	$44,555 (d)
Boise Building Solutions	1,255,154	12,333	1,267,487	1,367
Boise Paper Solutions	673,443	254,146	927,589	338
Corporate and Other	11,695	26,487	38,182	(18,608)
	____________	___________	____________	________________
	3,782,227	294,239	4,076,466	27,652
Intersegment eliminations	-	(294,239)	(294,239)	-
Interest expense	-	-	-	(63,254)
	____________	___________	____________	________________
	$3,782,227	$-	$3,782,227	$(35,602)
	============	===========	============	================
(a)	Interest income has been allocated to our segments in the amounts of $0.9 million and $0.4 million for the six months ended June 30, 2004 and 2003.
(b)	Includes a $46.5 million pretax gain for the sale of our 47% interest in Voyageur Panel (see Note 11).
(c)	Includes a $59.9 million pretax gain for the sale of approximately 79,000 acres of timberland in western Louisiana (see Note 6).
(d)	Includes a $9.2 million pretax charge for employee-related costs incurred in connection with the 2003 cost-reduction program (see Note 18).
21.	Commitments and Guarantees

          As discussed in Notes 1, 7, and 11 of "Item 8. Financial Statements and Supplementary Data" in our 2003 Annual Report on Form 10-K, we have commitments for timber contracts, leases, and long-term debt. In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business. During the six months ended June 30, 2004, there have been no material changes to our contractual obligations outside the ordinary course of our business.

          We have a legal obligation to fund our defined benefit pension plans. In 2004, the required minimum contribution to our pension plans is estimated to be approximately $45 million to $50 million. We previously announced plans to make pension contributions of $80 million to $120 million during 2004. With the announced pending sale of our paper, forest products, and timberland assets to affiliates of Boise Cascade, L.L.C. (see Note 23), we would expect pension contributions to increase to $190 million to $240 million during the year. If the additional contributions are made prior to consummation of the transaction, they may be funded initially with short-term borrowings. When the transaction is completed, the short-term borrowings, if any, would be paid with the net proceeds of the asset sales. As of June 30, 2004, we have contributed $30 million.

          We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Note 17, Commitments and Guarantees, of "Item 8. Financial Statements and Supplementary Data" in our 2003 Annual Report on Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make. The following represent changes to the guarantees disclosed in our 2003 Annual Report on Form 10-K:

           Boise Cascade Office Products Corporation and OfficeMax, Inc. (both wholly owned subsidiaries of Boise Cascade Corporation) guaranteed three of Boise Cascade Corporation's floating-rate term loans. At June 30, 2004, $60 million was outstanding under the term loans. One of the term loans expires in April 2005, and two expire in May 2005.

     Previously, Boise Cascade Corporation guaranteed the debt used to fund our employee stock ownership plan (ESOP) for our U.S. salaried employees. The debt was repaid in 2004. We have guaranteed tax indemnities on the ESOP debt. Although the debt was paid, under these indemnities, we would be required to pay additional amounts to the debt holders if the interest payments on the debt were determined to be taxable. Any amounts paid under this tax indemnification would be dependent upon future tax rulings and assessments by the Internal Revenue Service and are not quantifiable at this time.
22.	Legal Proceedings and Contingencies

          We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position or results of operations. For information concerning legal proceedings and contingencies, see our 2003 Annual Report on Form 10-K.

23.	Subsequent Event

          On July 26, 2004, we announced that we had reached a definitive agreement to sell our paper, forest products, and timberland assets for approximately $3.7 billion to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC, a leading private equity investment firm located in Chicago, Illinois. If consummated, this step will complete our review of strategic alternatives originally announced in July 2003. We expect the transaction to be completed by mid-November 2004. Following completion of the transaction, Boise Cascade Corporation will change our company and trade name to OfficeMax, Inc., and will continue to operate the office products distribution business. OfficeMax will trade on the New York Stock Exchange under the ticker symbol OMX, and the OfficeMax corporate headquarters will be in Itasca, Illinois. George J. Harad, currently chairman and chief executive officer of Boise Cascade Corporation, will become executive chairman of the board of OfficeMax, Inc., and Chris Milliken, currently division president and chief executive officer for Boise Office Solutions, will be elected president and chief executive officer of OfficeMax, Inc.

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

Summary and Outlook

Financial Performance

          Sales in second quarter 2004 increased 76% to $3.4 billion, compared with $1.9 billion in the second quarter a year ago. Sales for the first half of 2004 increased 83% to $6.9 billion, compared with $3.8 billion in the first half of 2003. Sales increased, relative to comparison periods, primarily because of the acquisition of OfficeMax in December 2003 but were also aided by strong product prices in Boise Building Solutions.

          Second quarter 2004 net income was $50.4 million, or 52 cents per diluted share, compared with a net loss of $3.9 million, or 12 cents per diluted share, in second quarter 2003. Results in second quarter 2004 include a pretax gain of approximately $46.5 million on the sale in May 2004 of Boise's 47% interest in Voyageur Panel, offset by $8.3 million of OfficeMax integration costs in Boise Office Solutions. Income increased because of the gain on the sale of Voyageur Panel and strong product prices in Boise Building Solutions.

          Net income for the first half of 2004 was $113.8 million, or $1.18 per diluted share, compared with a loss for the year-ago half of $31.5 million, or 65 cents per diluted share. Income in 2004 included the previously mentioned pretax gain on the sale of our 47% interest in Voyageur Panel and a $59.9 million pretax gain for the sale of approximately 79,000 acres of timberland in western Louisiana, offset by approximately $17.2 million of OfficeMax integration costs in Boise Office Solutions. Before these items, income increased from income in the first half of 2003 primarily because of strong product prices in Boise Building Solutions and increased income in Boise Office Solutions due primarily to the OfficeMax acquisition.

Boise Office Solutions

          In our combined Boise Office Solutions business, which includes the contract and retail segments, sales increased 122% to $2.0 billion, compared with $904.9 million in the same quarter a year ago. Boise Office Solutions sales for the first half of 2004 increased 136% to $4.3 billion, compared with $1.8 billion in the first half of 2003. Sales increased, compared with both prior periods, because of the acquisition of OfficeMax.

          Boise Office Solutions combined operating income in second quarter 2004 was $16.0 million, down from $23.9 million in second quarter 2003. Results weakened primarily because of seasonal losses in the retail segment. For the first half of 2004, Boise Office Solutions operating income for both segments was $74.5 million, compared with $44.6 million in the first half of 2003. Income increased in the first half of 2004 because of the acquisition of OfficeMax.

          In second quarter 2004, Boise Office Solutions achieved $31.7 million of integration synergies and recorded integration costs of $8.3 million. In the first half of 2004, synergies totaled $44.3 million of the $80 million expected for the year. The synergies were achieved through the consolidation of facilities and administrative staff and purchasing leverage. Synergies were modestly greater in our contract segment than in retail. First-half integration costs were $17.2 million.

Boise Building Solutions

          Fueled by strong plywood and lumber markets, Boise Building Solutions reported second quarter 2004 sales of $1.1 billion, compared with $692.8 million in second quarter 2003. Sales for the first half of 2004 rose to $1.9 billion from $1.3 billion in the first half of 2003. Both periods reflect nearly 60% increases in building materials distribution sales due to strong pricing and increased sales volume. Prices for both plywood and lumber increased, while unit sales volume declined because of the sale of our Yakima, Washington, plywood and lumber facilities in February 2004.

          Boise Building Solutions reported operating income of $126.7 million in second quarter 2004, compared with $9.8 million in the prior-year second quarter. In May 2004, we sold our 47% interest in Voyageur Panel for $91.2 million in cash and recorded a $46.5 million pretax gain. Before the gain on the sale, segment income increased $70.3 million to $80.2 million in second quarter 2004, compared with $9.8 million in second quarter 2003, primarily due to increased product prices.

          Boise Building Solutions income for the first half of 2004 was $195.1 million, compared with $1.4 million for the same period in 2003. Results for 2004 included the previously mentioned gain on the sale of our Voyageur Panel joint venture. Before the gain on the sale of this joint venture, segment income increased $147.2 million, compared with the first half of 2003, again primarily due to increased product prices.

Boise Paper Solutions

          Boise Paper Solutions sales increased 8% in second quarter 2004 to $494.2 million, compared with $459.4 million in second quarter 2003, primarily because of an 11% increase in sales volume. Sales volumes for all of our product categories increased during second quarter 2004, compared with the same quarter in 2003. For the first half of 2004, sales increased 5% to $969.7 million, compared with $927.6 million in the first half of 2003, as sales volume increased 6% year over year. During the first half of 2004, sales volumes increased for all of our product categories except containerboard, which decreased 1%.

          Boise Paper Solutions lost $1.0 million in second quarter 2004, compared with income of $1.0 million in second quarter 2003, as the positive impact of higher sales volumes was offset by slightly weaker average prices. Average quarterly prices for uncoated free sheet, our largest grade, were $24 per ton lower than prices in second quarter 2003. Overall, average paper prices declined 1% from year-ago levels.

          Boise Paper Solutions posted operating income of $26.8 million for the first half of 2004, compared with income of $0.3 million during the same period in 2003. Results for 2004 include a $59.9 million pretax gain on the sale of 79,000 acres of timberland in western Louisiana in March 2004. Before this item, the segment lost $33.1 million. Lower average paper prices, increased unit manufacturing costs, operating difficulties due to adverse weather conditions, and other production issues all contributed to the operating loss before the timberland sale.

Strategic Alternatives

          On July 26, 2004, we announced that we had reached a definitive agreement to sell our paper, forest products, and timberland assets for approximately $3.7 billion to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC, a leading private equity investment firm located in Chicago, Illinois. If consummated, this step will complete our review of strategic alternatives that was originally announced in July 2003.

          Following completion of the transaction, Boise Cascade Corporation will change our company and trade name to OfficeMax, Inc., and will continue to operate the office products distribution business. OfficeMax will trade on the New York Stock Exchange under the ticker symbol OMX, and the OfficeMax corporate headquarters will be in Itasca, Illinois. George J. Harad, currently chairman and chief executive officer of Boise Cascade Corporation, will become executive chairman of the board of OfficeMax, Inc., and Chris Milliken, currently division president and chief executive officer for Boise Office Solutions, will be elected president and chief executive officer of OfficeMax, Inc.

          Boise expects to realize approximately $3.1 billion to $3.2 billion in cash proceeds after allowing for its $175 million reinvestment in Boise Cascade, L.L.C., and its affiliates, a retained interest in a timberland installment note, and other transaction-related settlements. Boise currently expects to use approximately $2.2 billion to $2.3 billion of the net proceeds to pay down debt and other obligations and to return the remaining $800 million to $1.0 billion of net proceeds to shareholders through common and/or preferred stock buybacks, cash dividends, or a combination.

          The acquiring company, Boise Cascade, L.L.C., will be privately held and headquartered in Boise, Idaho. Its chief executive officer will be W. Thomas Stephens, former president and chief executive officer of MacMillan Bloedel Ltd. and former chairman, chief executive officer, and president of Manville Corporation.

Outlook

          We expect two of Boise's three current businesses to show improved results in the third quarter. Sales and income in our office products business typically strengthen significantly from second-quarter levels and should again this year. In our paper business, gradually strengthening uncoated free sheet, containerboard, and newsprint markets should lead to improved results in the third quarter. In Boise Building Solutions, segment operating income is likely to decline in the third quarter, reflecting the weakening in product prices at the end of the second quarter.

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
________
$1,396.5
========

          We summarized the estimated fair values of assets acquired and liabilities assumed for the OfficeMax acquisition in Note 2, OfficeMax Acquisition, in "Item 8. Financial Statements and Supplementary Data" in our 2003 Annual Report on Form 10-K. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed. During the six months ended June 30, 2004, we recorded $6.9 million of purchase price adjustments that increased the recorded amount of goodwill. The adjustments were related to fair value adjustments and liability accruals as well as severance accruals for the consolidation of one OfficeMax customer service center and consolidation of headquarters administrative staff.

Pro Forma Financial Information

          The following table summarizes unaudited pro forma financial information assuming we had acquired OfficeMax on January 1, 2003. The unaudited pro forma financial information uses OfficeMax data for the months corresponding to Boise's June 30 period-end. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position. We have not finalized our integration plans. Accordingly, this pro forma information does not include all costs related to the integration. When the costs are determined, they will either increase the amount of goodwill recorded or decrease net income, depending on the nature of the costs. We also expect to realize operating synergies. Synergies will come from offering more products and services across more customer channels, purchasing leverage from increased scale, and reduced costs in logistics, marketing, and administration. The pro forma information does not reflect these potential expenses and synergies.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	_____________	____________
	(millions, except per-share amounts)

Sales	$3,018	$6,172

Net loss before cumulative effect of accounting changes	$(19.5)	$(28.4)
Cumulative effect of accounting changes, net of income tax	-	(8.8)
	_____________	____________
Net loss	$(19.5)	$(37.2)
	=============	============

Net loss per common share
Basic and diluted before cumulative effect of accounting changes	$(0.27)	$(0.41)
Cumulative effect of accounting changes, net of income tax	-	(0.10)
	_____	_____
Basic and diluted	$(0.27)	$(0.51)
	=====	=====

Integration Charges

          Increased scale as a result of the OfficeMax acquisition has allowed us to evaluate the combined office products business to determine what opportunities for consolidating operations may be appropriate. Closures or consolidation of acquired facilities identified in the integration planning process are accounted for as exit activities in connection with the acquisition and charged to goodwill. Charges for all other closures and consolidations have been recognized in our Consolidated Statements of Income.

          During the three and six months ended June 30, 2004, we charged approximately $8.3 million and $17.2 million of integration costs to our Consolidated Statements of Income. Integration costs occurred primarily in the contract segment as the business consolidated distribution centers, customer service centers, and administrative staff. For the three and six months ended June 30, 2004, approximately $2.2 million and $8.3 million of the costs are included in "Other (income) expense, net," and $6.1 million and $8.9 million are included in "Selling and distribution expenses." They are as follows:
	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	_____________	____________
	(millions)

Severance	$1.2	$5.8
Lease termination costs	1.0	1.0
Vendor transition costs	1.2	1.2
Professional fees	2.2	3.6
Payroll, benefits, and travel	1.3	2.2
Write-down of long-lived assets	-	1.5
Other integration costs	1.4	1.9
	_____________	____________
	$8.3	$17.2
	=============	============

Facility Closure Reserves

          During second quarter 2004, we closed three U.S. distribution centers and two customer service centers, eliminating approximately 345 employee positions. We expect to close three more distribution centers during third quarter 2004. At June 30, 2004, we had accrued for approximately $6.3 million of costs associated with these closures in our Consolidated Balance Sheet. We are working on a plan to reduce the total number of U.S. distribution centers from 59 at December 31, 2003, to 25 to 30 by the end of 2006. We will account for the additional closures when management formalizes their plans. When the costs are determined, they will either increase the amount of goodwill recorded or decrease net income.

          Prior to our acquisition of OfficeMax, OfficeMax had identified and closed underperforming facilities. As part of our purchase price allocation, at December 31, 2003, we had $58.7 million of reserves recorded for the estimated fair value of future liabilities associated with these closures. These reserves related primarily to future lease termination costs, net of estimated sublease income. Most of the expenditures for these facilities will be made over the remaining lives of the operating leases, which range from three to 16 years. At June 30, 2004, the remaining reserve in our Consolidated Balance Sheet was $57.4 million.

          In addition to these store closures, at December 31, 2003, we identified 45 OfficeMax facilities that were no longer strategically or economically viable. In accordance with the provisions of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, at December 31, 2003, we had $69.4 million of reserves recorded in our Consolidated Balance Sheet. We closed these stores during first quarter 2004, eliminating approximately 995 employee positions, of which approximately 310 people were offered transfers to other stores. These charges were accounted for as exit activities in connection with the acquisition, and we did not recognize a charge to income in our Consolidated Statements of Income. Most of the cash expenditures for the facilities described above will be made over the remaining lives of the operating leases, which range from one month to 12 years. At June 30, 2004, the remaining reserve in our Consolidated Balance Sheet was $58.1 million.

          At June 30, 2004, approximately $36.1 million of the facility closure reserve liability was included in "Accrued liabilities, other," and $85.7 million was included in "Other long-term liabilities." Facility closure reserve account activity was as follows:
	Lease Termination Costs	Severance	Other	Total
	____________	__________	_________	________
	(millions)

Facility closure reserve at December 31, 2003	$126.9	$0.8	$0.4	$128.1
Costs incurred and charged to expense/goodwill	4.1	3.4	-	7.5
Charges against the reserve	(12.8)	(1.0)	-	(13.8)
	____________	__________	_________	________
	$118.2	$3.2	$0.4	$121.8
	============	==========	=========	========

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

Results of Operations, Consolidated
	Three Months Ended June 30		Six Months Ended June 30
	________________________		________________________
	2004	2003	2004	2003
	__________	__________	__________	__________
Sales	$3.4 billion	$1.9 billion	$6.9 billion	$3.8 billion
Income (loss) before cumulative effect of accounting changes	$50.4 million	$(3.9) million	$113.8 million	$(22.7) million
Cumulative effect of accounting changes, net of income tax	$-	$-	$-	$(8.8) million
Net income (loss)	$50.4 million	$(3.9) million	$113.8 million	$(31.5) million

Diluted income (loss) per common share
Diluted before cumulative effect of accounting changes	$0.52	$(0.12)	$1.18	$(0.50)
Cumulative effect of accounting changes, net of income tax	-	-	-	(0.15)
	_____	_____	_____	_____
Diluted	$0.52	$(0.12)	$1.18	$(0.65)
	=====	=====	=====	=====

	(percentage of sales)
Materials, labor, and other operating expenses	78.6%	81.8%	78.4%	81.8%
Selling and distribution expenses	14.1%	11.3%	14.2%	11.4%
General and administrative expenses	2.2%	1.8%	2.1%	1.9%

Operating Results

          For the three and six months ended June 30, 2004, total sales increased 76% and 83%, compared with the same periods a year ago. In both periods, total sales increased primarily because of the acquisition of OfficeMax in December 2003 but were also aided by strong product prices in Boise Building Solutions and, to a lesser extent, increased sales in Boise Paper Solutions as a result of increased sales volume. For more information about our segment results, see the discussion of each segment below.

          For the three and six months ended June 30, 2004, materials, labor, and other operating expenses as a percentage of sales decreased 3.2% and 3.4%, respectively. The decline was primarily because our retail office products business has higher gross margins as a percentage of sales. In both periods, excluding the impact of our retail office products segment, materials, labor, and other operating expenses declined only about 1%. The decrease was primarily attributable to increased gross margins resulting from purchasing synergies in Boise Office Solutions, Contract, and higher sales due to increased product prices in Boise Building Solutions.

          For the three and six months ended June 30, 2004, selling and distribution expenses increased 2.8%, compared with the same periods a year ago. The increase was primarily because our retail office products business has higher selling and distribution expenses as a percentage of sales. Excluding the impact of our retail office products segment, selling and distribution expenses declined slightly, compared with the same periods a year ago. The decrease was primarily attributable to higher sales due to increased product prices in Boise Building Solutions.

          During the three and six months ended June 30, 2004, general and administrative expenses increased 0.4% and 0.2%, primarily due to higher payroll and benefit-related costs.

          During the three months ended June 30, 2004, in "Other (income) expense, net," we reported $43.9 million of income, compared with $1.8 million of expense during the same period a year ago. In second quarter 2004, "Other (income) expense, net" included a $46.5 million pretax gain for the sale of our 47% interest in Voyageur Panel to Ainsworth Lumber Co. Ltd., offset by $2.2 million of OfficeMax integration costs and other miscellaneous income and expense items.

          During the six months ended June 30, 2004, in "Other (income) expense, net," we reported $90.6 million of income, compared with $13.0 million of expense in the same period a year ago. In 2004, "Other (income) expense, net" included the $46.5 million pretax gain for the sale of our 47% interest in Voyageur Panel and a $59.9 million pretax gain for the sale of approximately 79,000 acres of timberland in western Louisiana, offset by approximately $8.3 million of OfficeMax integration costs in Boise Office Solutions; $7.1 million of costs related to the sale of our Yakima, Washington, plywood and lumber facilities; and other miscellaneous income and expense items.

          For the six months ended June 30, 2003, "Other (income) expense, net" included a $10.1 million pretax charge for employee-related costs incurred in connection with our 2003 cost-reduction program. As part of this program, we announced the termination of approximately 550 employees. At June 30, 2004, we had terminated approximately 505 employees. We recorded these costs in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 112, Employers' Accounting for Postemployment Benefits. We recorded $9.2 million in the Boise Office Solutions, Contract, segment; $0.2 million in the Boise Paper Solutions segment; and $0.7 million in our Corporate and Other segment. Employee-related costs are primarily for severance payments, most of which were paid in 2003, with the remainder to be paid in 2004. This item increased our net loss $6.1 million for the six months ended June 30, 2003.

          The reserve liability for the cost-reduction program is included in "Accrued liabilities, other" in the Consolidated Balance Sheets. Reserve liability activity related to the 2003 charge is as follows:
Employee- Related Costs
___________
(millions)

2003 expense recorded	$10.1
Charges against reserve	(7.8)
___________

Balance at December 31, 2003	2.3
Charges against reserve	(1.1)
Reserves credited to income	(0.2)
___________
Balance at June 30, 2004	$1.0
===========

          Equity in net income (loss) of affiliates was $1.2 million and $0.5 million for the three months ended June 30, 2004 and 2003, and $6.3 million and $0.4 million for the six months ended June 30, 2004 and 2003. The variances were due to increased equity in earnings of Voyageur Panel, in which we had a 47% interest and accounted for under the equity method. The increased equity in earnings of Voyageur Panel resulted from higher OSB prices in 2004 than in 2003. In May 2004, we sold our equity interest to Ainsworth Lumber Co. Ltd. for $91.2 million of cash. We recorded a $46.5 million pretax gain in "Other (income) expense, net" in our Boise Building Solutions segment. This item increased net income $28.4 million after taxes for the three and six months ended June 30, 2004.

          Interest expense was $40.4 million and $31.1 million for the three months ended June 30, 2004 and 2003, and $81.1 million and $63.3 million for the six months ended June 30, 2004 and 2003. The variances were due to incremental interest expense directly related to higher debt levels in 2004, compared with 2003. The higher debt levels in 2004 related to additional borrowings to provide cash for the OfficeMax acquisition.

          Our estimated annual effective tax provision rate for the six months ended June 30, 2004, was 36.5%, compared with an effective tax benefit rate of 36.3% for the six months ended June 30, 2003. Changes in estimated tax rates are due to the sensitivity of the rates to changing income levels and the mix of domestic and foreign sources of income.

          For the three and six months ended June 30, 2004, income before the cumulative effect of accounting changes increased significantly, compared with the same periods a year ago. The increase in second quarter 2004 resulted from the $28.4 million after-tax gain on the sale of our 47% interest in Voyageur Panel (discussed above) as well as increased income from operations in Boise Building Solutions due to strong product prices. The increase in income for the six months ended June 30, 2004, compared with the same period a year ago, resulted from increased income in Boise Building Solutions due to the Voyageur Panel sale and strong product prices, increased income in Boise Office Solutions due primarily to the OfficeMax acquisition, and a $36.6 million after-tax gain related to a timberland sale (discussed above) in Boise Paper Solutions, offset by a loss from operations in Boise Paper Solutions due to higher costs and other operating difficulties experienced during first quarter 2004 (discussed below).

          For the six months ended June 30, 2003, the $8.8 million recorded in "Cumulative effect of accounting changes, net of income tax" consisted of an after-tax charge of $4.1 million, or 7 cents per share, for the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, which affects the way we account for landfill closure costs. This statement requires us to record an asset and a liability (discounted) for estimated closure and closed-site monitoring costs and to depreciate the asset over the landfill's expected useful life. Previously, we accrued for the closure costs over the life of the landfill and expensed monitoring costs as incurred. We also recorded an after-tax charge of $4.7 million, or 8 cents per share, for the adoption of Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. EITF 02-16 requires that vendor allowances reside in inventory with the product and be recognized when the product is sold, changing the timing of our recognition of these items and creating a one-time, noncash, cumulative-effect adjustment.

Boise Office Solutions, Contract

	Three Months Ended June 30		Six Months Ended June 30
	__________________________		______________________
	2004	2003	2004	2003
	__________	__________	_________	_________

Sales	$1.0 billion	$0.9 billion	$2.2 billion	$1.8 billion
Segment income	$21.4 million	$23.9 million	$55.8 million	$44.6 million

	(millions)
Sales by Product Line
Office supplies and paper	$576.3	$539.1	$1,218.3	$1,106.3
Technology products	341.9	274.7	693.6	552.1
Office furniture	119.9	91.1	246.3	184.8

Sales by Geography
United States	$812.9	$682.5	$1,666.1	$1,391.3
International	225.2	222.4	492.1	451.9

Sales growth	15%	6%	17%	6%
Same-location sales growth	6%	6%	7%	6%

	(percentage of sales)

Gross profit margin	24.0%	23.8%	24.2%	23.8%
Operating expenses	21.9%	21.1%	21.6%	21.4%
Operating profit margin	2.1%	2.6%	2.6%	2.4%

Operating Results

          During the three and six months ended June 30, 2004, our contract segment reported total sales of $1.0 billion and $2.2 billion, up 15% and 17% from $904.9 million and $1.8 billion reported during the same periods a year ago. Excluding the benefit from favorable foreign exchange rates, total sales increased 13% and 14%, respectively. Excluding the impact of favorable foreign exchange rates, pro forma same-location sales rose 3% and 4%. The total sales increase reflects incremental sales contributed by the OfficeMax contract business, which includes sales generated by the OfficeMax field salespeople, catalogs, and E-commerce business, and by the general improvement of the U.S. economy. In both periods, total sales for locations operating in both periods, including OfficeMax direct 2003 sales on a pro forma basis, increased 5% and 6%, respectively. Period-over-period pro forma total sales comparisons, which include the effects of foreign exchange, increased in all product categories. Compared with the three and six months ended June 30, 2003, pro forma sales of office supplies and paper increased 2% and 5%, respectively. In both periods, pro forma sales of technology products increased 9%, while pro forma sales of furniture increased 10%.

          E-commerce sales increased about 40% over sales reported during the three and six months ended June 30, 2003. In both periods, E-commerce sales represented about 50% of the contract segment's total sales. The growth in E-commerce sales is due to the addition of the OfficeMax E-commerce business and increased sales at our other locations.

          Our reported gross profit margins for the three and six months ended June 30, 2004, were 24.0% and 24.2%, an increase 0.2% and 0.4%, compared with the same periods a year ago. The increase in gross profit margins resulted from purchasing synergies, which were partially offset by the impact of increased sales of lower-margin technology products.

          During the second quarter, operating expenses as a percentage of sales increased 0.8%. During the six months ended June 30, 2004, operating expenses increased 0.2%. However, before the $9.2 million pretax charge recorded for our 2003 cost-reduction program (discussed above), operating expenses increased 0.7%, compared with the six months ended June 30, 2003. In both periods, the increases resulted primarily from OfficeMax integration costs. Excluding integration costs, operating expenses increased only 0.2%, compared with second quarter 2003, due in part to salary increases that became effective during the quarter. Operating expenses as a percentage of sales were flat, compared with operating expenses (before the 2003 cost-reduction program) during the six months ended June 30, 2003, despite increased expenses associated with duplicative U.S. warehouse facilities. We plan to reduce our U.S. warehouse facilities from 59 at December 31, 2003, to 25 to 30 by the end of 2006.

          Segment income in the second quarter was $21.4 million, down 10%, compared with $23.9 million a year ago. The decrease in operating income was the result of increased operating expenses discussed above. For the six months ended June 30, 2004, segment income increased 25%, compared with the same period a year ago. The increase was attributable to higher sales and increased gross profit margin as a percentage of sales, partially offset by higher operating expenses as a percentage of sales.

Boise Office Solutions, Retail
	Three Months Ended June 26	Six Months Ended June 26
	__________________	_______________
	2004	2004
	__________________	_______________

Sales	$966.7 million	$2.2 billion
Segment income	$(5.4) million	$18.7 million

	(millions)
Sales by Product Line
Office supplies and paper	$379.4	$849.5
Technology products	502.9	1,143.1
Office furniture	84.4	195.1

Sales by Geography
United States	$933.2	$2,113.7
International	33.5	74.0

	(percentage of sales)

Gross profit margin	26.7%	26.1%
Operating expenses	27.3%	25.3%
Operating profit margin	(0.6)%	0.9%

Operating Results

          Sales for our retail office products segment, which consists of our OfficeMax office supply stores, were $966.7 million, down 3% from pro forma sales in second quarter 2003. Pro forma sales consist of OfficeMax sales for the 13 weeks ended June 28, 2003. The decrease was the result of closing 45 U.S. superstores during first quarter 2004. Compared with second quarter 2003, same-store sales on a pro forma basis were flat.

          For the six months ended June 26, 2004, the retail segment reported sales of $2.2 billion, about flat with pro forma sales in the same period a year ago. Compared with the six months ended June 28, 2003, same-store sales on a pro forma basis increased 2%. The increase resulted from an increased number of customer transactions and a higher dollar amount per customer transaction.

          Our reported gross profit margins for the three and six months ended June 26, 2004, and June 28, 2003, were 26.7% and 26.1%. During second quarter 2004, we decreased promotional activity, resulting in a positive impact on gross margins, specifically in technology products.

          Our retail segment reported a $5.4 million loss during second quarter 2004 and $18.7 million of income during the six months ended June 26, 2004. The second-quarter loss reflects normal seasonal trends. The second quarter is historically the slowest quarter of the year for sales volume. As a result of seasonal declines in sales, our fixed costs as a percentage of sales and operating profit margin as a percentage of sales increase. We utilize the second quarter to complete projects, such as store remodels, and prepare the stores for the upcoming back-to-school, holiday, and January back-to-business selling seasons. In second quarter 2004, we also incurred additional integration costs.

Boise Building Solutions
	Three Months Ended June 30		Six Months Ended June 30
	_____________________		________________________
	2004	2003	2004	2003
	_________	_________	__________	__________

Sales	$1.1 billion	$692.8 million	$1.9 billion	$1.3 billion
Segment income	$126.7 million	$9.8 million	$195.1 million	$1.4 million

Sales Volumes
Plywood (1,000 sq ft) (3/8" basis)	440,266	476,896	904,118	943,433
Particleboard (1,000 sq ft) (3/4" basis)	47,331	38,609	86,927	79,801
Lumber (1,000 board feet)	87,548	93,113	177,722	186,637
LVL (100 cubic feet)	31,362	25,063	58,390	45,748
I-joists (1,000 equivalent lineal feet)	61,692	53,271	111,667	93,805
Engineered wood products (sales dollars)	$116.8 million	$85.0 million	$206.8 million	$152.5 million
Building materials distribution (sales dollars)	$793.8 million	$504.6 million	$1,413.0 million	$896.0 million

Average Net Selling Prices
Plywood (1,000 sq ft) (3/8" basis)	$364	$228	$344	$224
Particleboard (1,000 sq ft) (3/4" basis)	320	230	299	224
Lumber (1,000 board feet)	566	400	541	406
LVL (100 cubic feet)	1,618	1,447	1,580	1,450
I-joists (1,000 equivalent lineal feet)	973	861	943	864

Operating Results

          Fueled by strong plywood and lumber markets, Boise Building Solutions reported income of $126.7 million and $195.1 million for the three and six months ended June 30, 2004, compared with $9.8 million and $1.4 million a year ago. In May 2004, we sold our 47% interest in Voyageur Panel to Ainsworth Lumber Co. Ltd. for $91.2 million of cash. We recorded a $46.5 million pretax gain in "Other (income) expense, net." Prior to the sale, we accounted for the joint venture under the equity method. Accordingly, segment results do not include the joint venture's sales but do include $1.2 million and $6.3 million of equity in earnings during the three and six months ended June 30, 2004, and $0.4 million of equity in earnings during each of the same periods in 2003. Before the gain on the sale, segment income increased $70.3 million and $147.2 million, compared with the three and six months ended June 30, 2003, due primarily to increased product prices.

          Relative to the three and six months ended June 30, 2003, building materials distribution sales increased nearly 60% in each period to $793.8 million and $1.4 billion due to strong pricing and about a 20% increase in physical sales volume. Building materials manufacturing sales of engineered wood products (laminated veneer lumber, wood I-joists, and laminated beams) increased 37% and 36% during the three and six months ended June 30, 2004, also due to strong pricing and increased sales volume. Relative to the three and six months ended June 30, 2003, average plywood prices rose 60% and 54%, and average lumber prices increased 42% and 33%, respectively. At the same time, unit sales volume for plywood and lumber declined year over year because of the sale of our Yakima, Washington, facilities in February 2004. The sale of our Yakima plywood and lumber facilities did not have a material impact on our financial position or results of operations.

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

Boise Paper Solutions
	Three Months Ended June 30		Six Months Ended June 30
	______________________		_______________________
	2004	2003	2004	2003
	__________	__________	___________	__________
Sales	$494.2 million	$459.4 million	$969.7 million	$927.6 million
Segment income (loss)	$(1.0) million	$1.0 million	$26.8 million	$0.3 million

	(short tons)
Sales Volumes
Uncoated free sheet	374,000	351,000	760,000	704,000
Containerboard	173,000	154,000	310,000	312,000
Newsprint	105,000	89,000	209,000	195,000
Other	40,000	31,000	78,000	64,000
	__________	__________	__________	__________
	692,000	625,000	1,357,000	1,275,000
	==========	==========	==========	==========

	(per short ton)
Average Net Selling Prices
Uncoated free sheet	$710	$734	$699	$741
Containerboard	353	347	337	344
Newsprint	432	399	431	385

Operating Results

          Boise Paper Solutions lost $1.0 million during second quarter 2004. The loss was primarily the result of lower weighted average paper prices. Average quarterly prices for uncoated free sheet, our largest grade, were $24 per ton lower than prices in the second quarter a year ago. Average newsprint and containerboard prices increased $33 and $6 per ton, respectively. Overall, average paper prices declined 1% from second quarter 2003 levels.

          During the six months ended June 30, 2004, our paper segment reported operating income of $26.8 million. In March 2004, we sold approximately 79,000 acres of timberland in western Louisiana for $84 million and recorded a $59.9 million pretax gain in "Other (income) expense, net." Before this item, the segment lost $33.1 million, compared with income of $0.3 million during the six months ended June 30, 2003. Contributing to the operating loss, before the timberland sale, during the six months ended June 30, 2004, were lower average paper prices, increased unit manufacturing costs, operating difficulties associated with adverse weather conditions, and other production issues experienced during first quarter 2004. During the six months ended June 30, 2004, average quarterly prices for uncoated free sheet and containerboard decreased 6% and 2%, respectively. Average newsprint prices increased $46 per ton, or 12%, compared with the six months ended June 30, 2003. Unit manufacturing costs increased 2% during the period, primarily due to 7% and 2% increases in fiber and chemical costs, respectively.

          During the three and six months ended June 30, 2004, sales increased 8% and 5%, compared with the same periods a year ago, primarily because of 11% and 6% increases in sales volumes. During second quarter 2004, sales volumes for all of our product categories were up. During the six months ended June 30, 2004, sales volumes were up in all of our product categories except containerboard, which decreased 1%. The increased sales volumes reflect a stronger economy. As evidence of strengthening markets, we experienced less market-related curtailment during the three and six months ended June 30, 2004, than in comparison periods. We took 13,000 and 35,000 tons of market-related curtailment during the three and six months ended June 30, 2004, compared with 67,000 and 107,000 tons during the same periods a year ago. Less curtailment reflects growing market demand and about a 20% increase in tons sold through Boise Office Solutions.

          We also increased sales of value-added papers produced on our smaller machines. Sales volumes were up 14% and 11% during the three and six months ended June 30, 2004, to an annualized rate of 392,000 tons. In both periods, the greatest area of growth in these grades was label, release, and specialty papers, whose volume increased 41% on an annualized basis, compared with a year ago. The increased sales volume of value-added office papers resulted primarily from Boise's value-added grades being sold through our OfficeMax office supply stores. Value-added grades generally have higher unit costs than commodities but also have higher net sales prices and profit margins. Overall, the average net selling price of our value-added grades during the six months ended June 30, 2004, was $188 per ton higher than the average net selling price of our uncoated commodity grades.

Liquidity and Capital Resources

          We have funded our ongoing operations and growth initiatives primarily by using cash generated by our operations and borrowings under our existing credit facilities and by issuing new debt or equity securities. We have substantially more debt as a result of our OfficeMax acquisition. As of July 31, 2004, our outstanding debt was approximately $2.3 billion. This increased debt level has required us to dedicate a substantial portion of our cash flow from operations for debt repayment and has thereby reduced the funds we have available for working capital, capital expenditures, acquisitions, store remodels, and other purposes. As a result of the OfficeMax acquisition, Standard and Poor's Rating Services and Moody's Investors Services, Inc., lowered our credit ratings to BB and Ba2, respectively, which are both below investment grade.

          On July 26, 2004, we announced that we reached a definitive agreement to sell our paper, forest products, and timberland assets for approximately $3.7 billion to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC, a leading private equity investment firm located in Chicago, Illinois. If consummated, this step will complete our review of strategic alternatives that was originally announced in July 2003. We expect the transaction to be completed by mid-November 2004. Of the approximately $3.7 billion in gross proceeds, we will realize approximately $3.1 billion to $3.2 billion in cash proceeds after allowing for our $175 million reinvestment in Boise Cascade, L.L.C., and its affiliates, a retained interest in a timberland installment note, and certain transaction-related settlements. We currently expect to use approximately $2.2 billion to $2.3 billion of the net proceeds to pay down debt and other obligations. This includes about $200 million for pension funding requirements, a reduction of about $200 million in accounts receivable financing, and debt retirements and repurchases of between $1.8 billion and $1.9 billion. We expect to return the remaining approximately $800 million to $1.0 billion of net proceeds to shareholders through common and/or preferred stock buybacks, cash dividends, or a combination. These planned debt retirements and equity repurchases or dividends will begin soon after the transaction is completed.

          In anticipation of the above transaction, during third quarter 2004, we may enter into approximately $200 million to $400 million of short-term borrowings to fund incremental contributions to our pension plans (discussed below) and to decrease our accounts receivable financing. When the sale of our paper, forest products, and timberland assets is completed, we would pay off the incremental borrowings, if any, with proceeds from the asset sales.

          In March 2004, we sold approximately 79,000 acres of timberland in western Louisiana for $84 million. In April, we reached an agreement with Ainsworth Lumber Co. Ltd. to sell our Barwick, Ontario, Canada, OSB joint venture, of which we own 47%. We realized approximately $91 million of cash from this transaction. We used the $175 million in proceeds from these two transactions primarily to pay down debt.

          Our ongoing cash requirements are expected to be funded through a combination of cash flow from operations, borrowings under our existing credit facilities, incremental short-term borrowings, and asset sales. Management believes we have sufficient liquidity to meet our future needs.

          The sections that follow discuss in more detail our liquidity and capital resources.

Operating Activities

          For the first six months of 2004, operations used $16.8 million in cash, compared with $148.8 million provided for the same period in 2003. For the six months ended June 30, 2004, items included in net income (loss) provided $314.3 million of cash, and unfavorable changes in working capital items used $331.1 million. For the first six months of 2003, items in net income (loss) provided $144.5 million of cash, and favorable changes in working capital items provided $4.3 million. Compared with the first six months of 2003, the change in working capital items was primarily attributable to the OfficeMax acquisition.

          We have sold fractional ownership interests in a defined pool of trade accounts receivable. At June 30, 2004, $300 million of sold accounts receivable were excluded from "Receivables" in the Consolidated Balance Sheet, compared with $250 million excluded at December 31, 2003. The increase at June 30, 2004, in sold accounts receivable of $50 million over the amount at December 31, 2003, provided cash from operations in 2004.

          Some of our U.S. employees are covered by noncontributory defined benefit pension plans. The assets of the pension plans are invested primarily in common stocks, fixed-income securities, and cash equivalents. The market performance of these investments affects our recorded pension obligations, expense, and cash contributions. Pension expenses for the six months ended June 30, 2004, were $44.6 million, compared with $37.3 million in the same period a year ago. These are noncash charges in our consolidated financial statements. In 2004, the required minimum contribution to our pension plans is estimated to be $45 million to $50 million. We previously announced plans to make pension contributions of $80 million to $120 million during 2004. With the announced pending sale of our paper, forest products, and timberland assets to affiliates of Boise Cascade, L.L.C., we would expect pension contributions to increase to $190 million to $240 million during the year. If the additional contributions are made prior to consummation of the transaction, they may be funded initially with short-term borrowings. When the transaction is completed, the short-term borrowings, if any, would be paid with the net proceeds of the asset sales. As of June 30, 2004, we have contributed $30 million.

          Our ratio of current assets to current liabilities was 1.09:1 at June 30, 2004, compared with 1.35:1 at June 30, 2003, and 1.27:1 at December 31, 2003. The decrease in our ratio of current assets to current liabilities at June 30, 2004, resulted from the reclassification of our revolver from "Long-term debt, less current portion" to "Current portion of long-term debt" in our June 30, 2004, Consolidated Balance Sheet.

Investment Activities

          Cash provided by investment activities was $35.3 million for the six months ended June 30, 2004, compared with $115.6 million used for investment activities during the same period in 2003. Cash expenditures of $151.3 million for property and equipment and timber and timberlands were offset by $186.9 million of proceeds from the sale of timberlands in Louisiana, the sale of our Yakima, Washington, plywood and lumber facilities, and the sale of our Barwick, Ontario, Canada, OSB joint venture during the six months ended June 30, 2004. During the six months ended June 30, 2003, cash expenditures for property and equipment and timber and timberlands totaled $112.3 million. In both years, our property and equipment expenditures reflected the cost of facility improvements, facility and equipment modernization, energy and cost-saving projects, and environmental compliance. For the six months ended June 30, 2004, property and equipment expenditures also included expenditures for leasehold improvements and new stores.

          In our current company configuration, we expect our capital investments in 2004 to total between $360 million and $380 million, excluding acquisitions. Our capital spending in 2004 will be for leasehold improvements, new stores, quality and efficiency projects, replacement projects, and ongoing environmental compliance. During 2003, we spent $12 million on environmental compliance. We expect to spend approximately $14 million in 2004 for this purpose.

Financing Activities

          Cash provided by financing was $36.9 million for the first six months of 2004. Cash used for financing was $0.1 million for the first six months of 2003. Dividend payments totaled $32.6 million and $24.5 million for the first six months of 2004 and 2003. In both years, our quarterly dividend was 15 cents per common share. The increase in dividends paid in 2004 was the result of more common shareholders after the OfficeMax acquisition.

          Changes in short-term borrowings primarily reflect the addition of two $20 million floating-rate term loans entered into during second quarter 2004. The interest rates on the term loans are variable rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. The term loans expire in May 2005. Additions to long-term debt for the six months ended June 30, 2004, included $70.0 million under our revolving credit agreement. Payments of long-term debt in this period included $40.0 million of medium-term notes and $22.0 million toward the $150 million unsecured credit agreement. Additions to long-term debt for the six months ended June 30, 2003, included $115.0 million under our revolving credit agreement and $32.3 million for the sale-leaseback of equipment at our HomePlateTM siding facility that was accounted for as a financing arrangement. Payments of long-term debt in this period included $90.0 million of medium-term notes.

          At June 30, 2004, and December 31, 2003, we had $2.3 billion of debt outstanding. At June 30, 2003, we had $1.8 billion of debt outstanding. Our debt-to-equity ratio was 0.95:1 and 1.27:1 at June 30, 2004 and 2003. Our debt-to-equity ratio was 0.98:1 at December 31, 2003. Our June 30, 2004, debt-to-equity ratio decreased, compared with the same period a year ago, because the increase in equity from the stock issued in December 2003 for the OfficeMax acquisition was greater than the increase in debt that resulted from the OfficeMax acquisition.

          We lease our store space and other property and equipment under operating leases. These operating leases are not included in debt; however, they represent a significant commitment. For operating leases with remaining terms of more than one year, the minimum lease payment requirements are $382.7 million for 2004, $364.2 million for 2005, $329.5 million for 2006, $284.4 million for 2007, and $255.8 million for 2008, with total payments thereafter of $1,275.4 million. These minimum lease payments do not include contingent rental expenses that may be paid based on a percentage in excess of stipulated amounts. These future minimum lease payment requirements have not been reduced by minimum sublease rentals due in the future under noncancelable subleases.

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

          In March 2002, we entered into a three-year, unsecured revolving credit agreement. The agreement permits us to borrow as much as $560 million at variable interest rates based on either the LIBOR or the prime rate. Borrowings under the agreement were $280 million at June 30, 2004, and were classified in current portion of long-term debt. In addition to these borrowings, $76.5 million of letters of credit reduced our borrowing capacity at June 30, 2004, to $203.5 million. At June 30, 2004, our borrowing rate under the revolving credit agreement, including fees, was 3.5%. We have entered into interest rate swaps to hedge the cash flow risk from the variable interest payments on $50 million of LIBOR-based debt, which gave us an effective interest rate of 4.0% for outstanding borrowings under the revolving credit agreement at June 30, 2004. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization. At June 30, 2004, we were in compliance with these covenants. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at June 30, 2004, exceeded the defined minimum by $1,100.6 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

          In December 2003, we entered into a 19-month, unsecured credit agreement with 13 major financial institutions. Under the agreement, we borrowed $150 million at variable interest rates based on either the LIBOR or the prime rate. Borrowings under the agreement were $128 million at June 30, 2004. At June 30, 2004, our borrowing rate under the agreement was 3.4%. The credit agreement contains financial covenants that are essentially the same as those in our revolving credit agreement discussed above, except that the terms require that the net proceeds of asset sales in excess of the first $100 million be used to reduce the loan balance. The agreement also states that a lien of two times the outstanding balance will be applied to our inventory if our credit ratings fall to either BB- or Ba3 or lower. When the agreement expires in June 2005, any amount outstanding will be due and payable.

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

          In April and May 2004, we entered into two interest rate swaps with notional amounts of $50 million each. These swaps convert $100 million of fixed-rate $150 million 7.50% debentures to variable-rate debt based on six-month LIBOR plus approximately 3.9% for the April swap and 3.8% for the May swap. The effective interest rate on the $150 million 7.50% debentures, including the swaps, was 5.9% at June 30, 2004. The swaps expire in February 2008.

          In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rates on the $150 million 7.05% debentures, including the swaps, were 5.9% at both June 30, 2004 and 2003. This swap expires in May 2005.

          At June 30, 2004 and 2003, we had $49.5 million and $1.0 million of short-term borrowings outstanding. Changes in short-term borrowings primarily reflect the addition of two $20 million floating-rate term loans entered into during second quarter 2004. The interest rates on the term loans are variable rates based on either the LIBOR or the prime rate. The term loans expire in May 2005. The minimum and maximum amounts of combined short-term borrowings outstanding were $6.2 million and $70.9 million during the six months ended June 30, 2004, and were $0 and $117.4 million during the six months ended June 30, 2003. The average amounts of short-term borrowings outstanding during the six months ended June 30, 2004 and 2003, were $22.0 million and $52.0 million. The average interest rates for these borrowings were 1.3% for 2004 and 2.1% for 2003.

          At June 30, 2003, we had $143.0 million of unused borrowing capacity registered with the SEC for additional debt securities.

Off-Balance-Sheet and Other Contractual Arrangements and Guarantees

          For information on off-balance-sheet and other contractual arrangements and guarantees, see our Annual Report on Form 10-K for the year ended December 31, 2003. At June 30, 2004, there had been no material changes to our contractual obligations outside the ordinary course of business. The following represent changes to the guarantees disclosed in our 2003 Annual Report on Form 10-K:

     Boise Cascade Office Products Corporation and OfficeMax, Inc. (both wholly owned subsidiaries of Boise Cascade Corporation) guaranteed three of Boise Cascade Corporation's floating-rate term loans. At June 30, 2004, $60 million was outstanding under the term loans. One of the term loans expires in April 2005, and two expire in May 2005.

     Previously, Boise Cascade Corporation guaranteed the debt used to fund our employee stock ownership plan (ESOP) for our U.S. salaried employees. The debt was repaid in 2004. We have guaranteed tax indemnities on the ESOP debt. Under these indemnities, we would be required to pay additional amounts to the debt holders if the interest payments on the debt were determined to be taxable. Any amounts paid under this tax indemnification would be dependent upon future tax rulings and assessments by the Internal Revenue Service and are not quantifiable at this time.

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

          We cannot ensure that we will complete the announced sale of our forest products assets. On July 26, we announced that we had reached a definitive agreement to sell our paper, forest products, and timberland assets to affiliates of Madison Dearborn Partners LLC. There is no assurance that we will be able to complete the sale at all or complete it on the terms and conditions that we have described here and in our other filings with the SEC. The closing of the transaction depends upon a number of factors, some of which are outside of our control. If we cannot complete the sale, we will not be able to repay debt or return proceeds to our shareholders at the same level or within the same time frames as we have anticipated. In addition, intervening or unexpected events, changes in our debt structure, or unanticipated cash requirements could disrupt our plans to repay debt and return proceeds to our shareholders.

          We have more indebtedness since our merger with OfficeMax, which could adversely affect our cash flows, business, and ability to fulfill our debt obligations. We have a substantial amount of debt, some of which we recently incurred as part of our acquisition of OfficeMax in 2003. As of July 31, 2004, our outstanding debt was approximately $2.3 billion. The increased levels of debt could, among other things: require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions, and other purposes; increase the cost and reduce the availability of funds from commercial lenders, debt financing transactions, and other sources; increase our vulnerability to, and limit our flexibility in planning for, adverse economic and industry conditions; create competitive disadvantages, compared with other companies with lower debt levels; and cause further downgrading of our credit rating, which could limit our ability to borrow money and increase the cost of doing so. While we anticipate repaying some of this debt with the proceeds from the planned sale of our forest products assets, we cannot ensure that the sale will be completed or that intervening events will not cause us to deploy proceeds for another use.

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

          We cannot ensure that our integration with OfficeMax will be successful. Integrating and coordinating our operations and personnel with those of OfficeMax will involve complex operational and personnel-related challenges. This process will be time-consuming and expensive, may disrupt the business of either or both companies, and may not result in the full benefits we expect. The difficulties, costs, and delays that could be encountered include: unanticipated issues in integrating information, communications, and other systems; negative effects on employee morale and performance as a result of job changes and reassignments; difficulties attracting and retaining key personnel; loss of customers; unanticipated incompatibility of purchasing, logistics, marketing, paper sales, and administration methods; and unanticipated costs of terminating or relocating facilities and operations

          The prices we charge for our paper and building products are subject to cyclical market pressures. Our paper and building products businesses are subject to cyclical market pressures. Historical prices for our products have been volatile, and our direct influence over the timing and extent of price changes for our products is limited. The relationship between supply and demand in the paper and building products industries significantly affects product pricing. Demand for building products is driven mainly by factors outside our control, such as the construction, repair-and-remodeling, and industrial markets; interest rates; and weather. The supply of paper and building products fluctuates based on available manufacturing capacity, and excess capacity in either industry, both domestically and abroad, can result in significant declines in market prices for our products. Prolonged periods of weak demand or excess supply in any of our businesses could negatively affect our market share, seriously reduce our margins, and harm our liquidity, financial condition, or results of operations.

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

          In November 2003, we entered into a natural gas swap to hedge the variable cash flow risk on 25,000 MMBtu per day of natural gas usage to a fixed price. The swap expired in March 2004. In April 2004, we entered into a natural gas swap to hedge the variable cash flow risk on 2,520,000 MMBtu's of gas allocated on a monthly basis to a fixed price. The swap expires in October 2004. The swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" in our Consolidated Balance Sheets. The swaps were fully effective in hedging the changes in the index price of the hedged items.

          In April and May 2004, we entered into two interest rate swaps with notional amounts of $50 million each. These swaps convert $100 million of fixed-rate $150 million 7.50% debentures to variable-rate debt based on six-month LIBOR plus approximately 3.9% for the April swap and 3.8% for the May swap. The effective interest rate on the $150 million 7.50% debentures, including the swaps, was 5.9% at June 30, 2004. The swaps expire in February 2008. The swaps are designated as fair value hedges of a proportionate amount of the fixed-rate debentures. The swaps and debentures are marked to market, with changes in the fair value of the instruments recorded in income (loss). These swaps were fully effective in hedging the changes in the fair value of the hedged items; accordingly, changes in the fair value of the instruments had no net effect on our reported income (loss).

          In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converts $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. The effective interest rates on the $150 million 7.05% debentures, including the swaps, were 5.9% at both June 30, 2004 and 2003. The swap expires in May 2005. This swap is designated as a fair value hedge of a proportionate amount of the fixed-rate debentures. The swap and debentures are marked to market, with changes in the fair value of the instruments recorded in income (loss). This swap was fully effective in hedging the changes in the fair value of the hedged item; accordingly, changes in the fair value of this instrument had no net effect on our reported income (loss).

          In February 2001, we entered into two interest rate swaps with notional amounts of $50 million each, one that matured in February 2003 and one that matured in February 2004. In November 2001, we entered into an interest rate swap with a notional amount of $50 million that will mature in November 2004. The swaps hedged the variable cash flow risk from the variable interest payments on $50 million of our LIBOR-based debt in 2004 and $100 million in 2003. The effective interest rates on the borrowings under the LIBOR-based unsecured revolving credit agreement, including the swaps, were 4.0% and 3.6% at June 30, 2004 and 2003. Changes in the fair value of these swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense" as interest expense was recognized on the LIBOR-based debt. Amounts reclassified for the six months ended June 30, 2004 and 2003, increased interest expense $0.9 million and $1.9 million, respectively. Ineffectiveness related to these hedges was not significant.

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

PART II - OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

          For information concerning legal proceedings, see our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 2.	CHANGES IN SECURITIES

          Information concerning our stock repurchases during the three months ended June 30, 2004:
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
_____________	________________	______________	________________	____________________
April 1 - April 30, 2004	43	$35.98	43	4,253,793
May 1 - May 31, 2004	105	$32.82	105	4,253,688
June 1 - June 30, 2004	75	$37.08	75	4,253,613

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

On July 20, 2004, we filed a Form 8-K with the Securities and Exchange Commission to furnish the earnings release announcing our second quarter 2004 financial results and selected pages from our Second Quarter 2004 Fact Book.

On July 26, 2004, we filed a Form 8-K with the Securities and Exchange Commission to file a news release, and to furnish a webcast and conference call PowerPoint presentation and script, announcing the company had reached a definitive agreement to sell its paper, forest products, and timberland assets for approximately $3.7 billion to Madison Dearborn Partners LLC., a private equity investment firm located in Chicago, Illinois.

On July 28, 2004, we filed a Form 8-K with the Securities and Exchange Commission to file the Asset Purchase Agreement, and to furnish the webcast and conference call transcript, in connection with the company's July 26 announcement that it had reached a definitive agreement to sell its paper, forest products, and timberland assets to Madison Dearborn Partners LLC.

On July 29, 2004, we filed a Form 8-K with the Securities and Exchange Commission to file a news release announcing the election of Warren F. Bryant to the company's board of directors.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BOISE CASCADE CORPORATION
/s/ Thomas E. Carlile _________________________________ Thomas E. Carlile Vice President and Controller (As Duly Authorized Officer and Chief Accounting Officer)
Date: August 5, 2004

BOISE CASCADE CORPORATION

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2004
Number	Description	Page Number

11	Computation of Per-Share Income (Loss)	49
12.1	Ratio of Earnings to Fixed Charges	50
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements	51
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	52
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	53
32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of Boise Cascade Corporation	54

Boise and HomePlate are trademarks of Boise Cascade Corporation.