Form 10-Q
period 2004-09-30
OFFICEMAX INC
filed 2004-11-09
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 1-5057

OFFICEMAX INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	82-0100960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Pierce Road
Itasca, Illinois	60143
(Address of principal executive offices)	(Zip Code)

(630) 773-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☒                              No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).       Yes   ☒                              No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 31, 2004
Common Stock, $2.50 par value	88,042,269

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements		3
	Notes to Quarterly Consolidated Financial Statements (Unaudited)		8
	1.	Basis of Presentation	8
	2.	OfficeMax, Inc., Acquisition	8
	3.	OfficeMax, Inc., Integration	10
	4.	Net Income (Loss) Per Common Share	12
	5.	Stock-Based Compensation	14
	6.	Other (Income) Expense, Net	15
	7.	Income Taxes	15
	8.	Comprehensive Income	16
	9.	Accounting Changes	16
	10.	Receivables	16
	11.	Investments in Equity Affiliates	17
	12.	Inventories	17
	13.	Deferred Software Costs	17
	14.	Goodwill and Intangible Assets	18
	15.	Debt	19
	16.	Financial Instruments	21
	17.	Retirement and Benefit Plans	22
	18.	2003 Cost-Reduction Program	23
	19.	Recently Adopted Accounting Standards	23
	20.	Segment Information	24
	21.	Commitments and Guarantees	26
	22.	Legal Proceedings and Contingencies	27
	23.	Subsequent Events	27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		28
	Sale of Paper, Forest Products and Timberland Assets		28
	Summary and Outlook		28
	Results of Operations, Consolidated		34
	OfficeMax, Contract		36
	OfficeMax, Retail		38
	Boise Building Solutions		39
	Boise Paper Solutions		40
	Liquidity and Capital Resources		41
	Environmental Issues		46
	Critical Accounting Estimates		47
	Cautionary and Forward-Looking Statements		47

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		49

Item 4.	Controls and Procedures		50

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings		51

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		51

Item 6.	Exhibits		51

PART I - FINANCIAL INFORMATION

ITEM 1.                                      FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income
(thousands, except per-share amounts)

	Three Months Ended September 30
	2004	2003
	(unaudited)
Sales	$3,650,930	$2,110,601

Costs and expenses
Materials, labor and other operating expenses	2,835,024	1,695,809
Depreciation, amortization and cost of company timber harvested	102,130	78,019
Selling and distribution expenses	496,229	224,405
General and administrative expenses	77,745	38,576
Other (income) expense, net	(1,161)	1,133

	3,509,967	2,037,942

Equity in net income of affiliates	—	4,038

Income from operations	140,963	76,697

Interest expense	(39,945)	(31,657)
Interest income	455	221
Foreign exchange gain	1,072	133

	(38,418)	(31,303)

Income before income taxes and minority interest	102,545	45,394
Income tax provision	(40,267)	(12,510)

Income before minority interest	62,278	32,884
Minority interest, net of income tax	(1,145)	—

Net income	61,133	32,884
Preferred dividends	(3,242)	(3,191)

Net income applicable to common shareholders	$57,891	$29,693

Net income per common share
Basic	$0.67	$0.51

Diluted	$0.63	$0.48

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income
(thousands, except per-share amounts)

	Nine Months Ended September 30
	2004	2003
	(unaudited)
Sales	$10,581,773	$5,892,828

Costs and expenses
Materials, labor and other operating expenses	8,270,924	4,789,443
Depreciation, amortization and cost of company timber harvested	301,172	227,331
Selling and distribution expenses	1,480,676	656,039
General and administrative expenses	224,373	109,246
Other (income) expense, net	(91,768)	14,121

	10,185,377	5,796,180

Equity in net income of affiliates	6,311	4,453

Income from operations	402,707	101,101

Interest expense	(121,029)	(94,911)
Interest income	1,389	653
Foreign exchange gain	728	2,949

	(118,912)	(91,309)

Income before income taxes, minority interest and cumulative effect of accounting changes	283,795	9,792
Income tax (provision) benefit	(106,423)	415

Income before minority interest and cumulative effect of accounting changes	177,372	10,207
Minority interest, net of income tax	(2,393)	—

Income before cumulative effect of accounting changes	174,979	10,207
Cumulative effect of accounting changes, net of income tax	—	(8,803)

Net income	174,979	1,404
Preferred dividends	(9,776)	(9,744)

Net income (loss) applicable to common shareholders	$165,203	$(8,340)

Net income (loss) per common share
Basic before cumulative effect of accounting changes	$1.91	$0.01
Cumulative effect of accounting changes, net of income tax	—	(0.15)

Basic	$1.91	$(0.14)

Diluted before cumulative effect of accounting changes	$1.81	$0.01
Cumulative effect of accounting changes, net of income tax	—	(0.15)

Diluted	$1.81	$(0.14)

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands)

	September 30		December 31
	2004	2003	2003
	(unaudited)
ASSETS
Current
Cash and cash equivalents	$168,306	$94,544	$124,879
Receivables, less allowances of $10,360, $14,349 and $10,865	1,022,154	576,817	574,219
Inventories	1,512,066	643,391	1,609,811
Deferred income taxes	144,436	59,073	132,235
Other	72,392	36,943	60,148

	2,919,354	1,410,768	2,501,292

Property
Property and equipment
Land and land improvements	84,347	75,309	87,703
Buildings and improvements	908,248	758,515	890,871
Machinery and equipment	5,048,437	4,731,788	4,905,012

	6,041,032	5,565,612	5,883,586
Accumulated depreciation	(3,283,711)	(3,060,970)	(3,058,527)

	2,757,321	2,504,642	2,825,059
Timber, timberlands and timber deposits	296,595	319,470	330,667

	3,053,916	2,824,112	3,155,726

Goodwill	1,120,751	420,715	1,107,292
Intangible assets, net	210,249	25,056	218,196
Investments in equity affiliates	85	39,992	44,335
Other assets	514,361	346,187	349,318

Total assets	$7,818,716	$5,066,830	$7,376,159

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands, except share amounts)

	September 30		December 31
	2004	2003	2003
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Short-term borrowings	$452,429	$7,167	$5,188
Current portion of long-term debt	437,237	77,949	83,016
Income taxes payable	—	6,181	694
Accounts payable	1,098,342	555,843	1,255,303
Accrued liabilities
Compensation and benefits	308,585	235,959	317,934
Interest payable	40,173	25,204	34,130
Other	424,785	131,387	280,646

	2,761,551	1,039,690	1,976,911

Debt
Long-term debt, less current portion	1,416,673	1,517,049	1,999,876
Adjustable conversion-rate equity securities (ACES)	172,500	172,500	172,500
Guarantee of ESOP debt	—	40,504	19,087

	1,589,173	1,730,053	2,191,463

Other
Deferred income taxes	135,734	157,682	43,311
Compensation and benefits	567,489	655,529	564,331
Other long-term liabilities	228,685	55,459	256,355

	931,908	868,670	863,997
Minority interest	22,523	—	20,154

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock — no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 3,907,702, 4,131,343 and 4,117,827 shares outstanding	175,847	185,910	185,302
Deferred ESOP benefit	—	(40,504)	(19,087)
Common stock — $2.50 par value; 200,000,000 shares authorized; 88,152,900, 59,548,948 and 87,137,306 shares outstanding	217,378	146,120	214,805
Additional paid-in capital	1,275,422	480,044	1,228,694
Retained earnings	1,029,548	926,039	907,738
Accumulated other comprehensive loss	(184,634)	(269,192)	(193,818)

Total shareholders’ equity	2,513,561	1,428,417	2,323,634

Total liabilities and shareholders’ equity	$7,818,716	$5,066,830	$7,376,159

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(thousands)

	Nine Months Ended September 30
	2004	2003
	(unaudited)
Cash provided by (used for) operations
Net income	$174,979	$1,404
Items in net income not using (providing) cash
Equity in net income of affiliates	(6,311)	(4,453)
Depreciation, amortization and cost of company timber harvested	301,172	227,331
Deferred income tax provision (benefit)	86,186	(12,056)
Minority interest, net of income tax	2,393	—
Gain on sale of assets	(106,660)	—
Pension and other postretirement benefits expense	71,011	62,044
Cumulative effect of accounting changes, net of income tax	—	8,803
Other	17,354	(875)
Receivables	(441,874)	(143,732)
Inventories	96,587	66,824
Accounts payable and accrued liabilities	(21,474)	26,249
Current and deferred income taxes	(14,811)	(10,218)
Pension and other postretirement benefits payments	(239,010)	(91,583)
Other	(39,914)	37,723

Cash provided by (used for) operations	(120,372)	167,461

Cash provided by (used for) investment
Expenditures for property and equipment	(228,141)	(148,379)
Expenditures for timber and timberlands	(6,056)	(6,682)
Proceeds from equity affiliates	21	102
Sale of assets	186,946	—
Other	14,469	(7,861)

Cash used for investment	(32,761)	(162,820)

Cash provided by (used for) financing
Cash dividends paid
Common stock	(38,832)	(26,233)
Preferred stock	(6,809)	(7,019)

	(45,641)	(33,252)
Short-term borrowings	447,241	(20,833)
Additions to long-term debt	142	173,613
Payments of long-term debt	(226,784)	(91,713)
Other	21,602	(3,064)

Cash provided by financing	196,560	24,751

Increase in cash and cash equivalents	43,427	29,392
Balance at beginning of the year	124,879	65,152

Balance at September 30	$168,306	$94,544

See accompanying notes to consolidated financial statements.

Notes to Quarterly Consolidated Financial Statements (Unaudited)

1.                                      Basis of Presentation

On October 29, 2004, we completed the sale of our paper, forest products and timberland assets (the sale) for approximately $3.7 billion to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC. Effective November 1, 2004, Boise Cascade Corporation changed its company name to OfficeMax Incorporated (“OfficeMax” or “we”). We will continue to operate our office products distribution business as our principal business. We trade on the New York Stock Exchange under the ticker symbol OMX, and our corporate headquarters is in Itasca, Illinois. The new OfficeMax website address is www.officemax.com.

In connection with the name change, we changed the names of our office products segments to OfficeMax, Contract and OfficeMax, Retail. The Boise Cascade Corporation and Boise Office Solutions names were used in documents furnished to or filed with the Securities and Exchange Commission before November 1, 2004. References made to the OfficeMax, Inc., Acquisition and OfficeMax, Inc., Integration in these notes to quarterly consolidated financial statements refer to Boise Cascade Corporation’s acquisition of OfficeMax, Inc., in December 2003 and the related integration activities. The financial data included in this report include the results of the paper, forest products and timberland assets through September 30, 2004, and our future reports will continue to include the results of these assets through October 28, 2004. On October 29, 2004, we invested $175 million in the securities of Boise Cascade, L.L.C., and affiliates. This investment represents continuing involvement as defined in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, we do not show the historical results of the sold paper, forest products and timberland assets as discontinued operations.

We have prepared the quarterly consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Some information and footnote disclosures, which would normally be included in financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. These statements should be read together with the consolidated statements and the accompanying notes included in Boise Cascade Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm, but in the opinion of management, we have included all adjustments necessary to present fairly the results for the periods. Net income for the three and nine months ended September 30, 2004 and 2003, involved estimates and accruals. Actual results may vary from those estimates. Except as may be disclosed within these “Notes to Quarterly Consolidated Financial Statements,” the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results that may be expected for the year.

Certain amounts in prior years’ financial statements have been reclassified to conform with the current year’s presentation. These reclassifications did not affect net income.

2.                                      OfficeMax, Inc., Acquisition

On December 9, 2003, we completed our acquisition of OfficeMax, Inc. We acquired 100% of the voting equity interest. The results of OfficeMax, Inc.’s, operations after December 9, 2003, are included in our consolidated financial statements.

The aggregate consideration paid for the acquisition was as follows:

(thousands)
Fair value of common stock issued	$808,172
Cash consideration for OfficeMax, Inc., common shares exchanged	486,738
Transaction costs	20,000

1,314,910
Debt assumed	81,627

$1,396,537

We summarized the estimated fair values of assets acquired and liabilities assumed for the OfficeMax, Inc., acquisition in Note 2, OfficeMax, Inc., Acquisition, in “Item 8. Financial Statements and Supplementary Data” in Boise Cascade Corporation’s 2003 Annual Report on Form 10-K. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed. During the nine months ended September 30, 2004, we recorded $11.5 million of purchase price adjustments that increased the recorded amount of goodwill. The adjustments were related to fair value adjustments, liability accruals, accruals related to facility closures and consolidation of headquarters administrative staff.

Pro Forma Financial Information

The following table summarizes unaudited pro forma financial information assuming we had acquired OfficeMax, Inc., on January 1, 2003. The unaudited pro forma financial information uses OfficeMax, Inc., data for the months corresponding to our September 30 period-end. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position. We have not finalized our integration plans. Accordingly, this pro forma information does not include all costs related to the integration. When the costs are determined, they either increase the amount of goodwill recorded or decrease net income, depending on the nature of the costs. We are realizing operating synergies. Synergies come from offering more products and services across more customer channels, purchasing leverage from increased scale and reduced costs in logistics, marketing and administration. The pro forma information does not reflect these expenses and synergies.

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(thousands, except per-share amounts)
Sales	$3,360,188	$9,531,933

Net income before cumulative effect of accounting changes	$29,329	$960
Cumulative effect of accounting changes, net of income tax	—	(8,803)

Net income (loss)	$29,329	$(7,843)

Net income (loss) per common share
Basic before cumulative effect of accounting changes	$0.30	$(0.11)
Cumulative effect of accounting changes, net of income tax	—	(0.10)

Basic	$0.30	$(0.21)

Diluted before cumulative effect of accounting changes	$0.29	$(0.11)
Cumulative effect of accounting changes, net of income tax	—	(0.10)

Diluted	$0.29	$(0.21)

3.                                      OfficeMax, Inc., Integration

Integration Charges

Increased scale as a result of the OfficeMax, Inc., acquisition has allowed us to evaluate the combined office products business to determine what opportunities for consolidating operations may be appropriate. Closures and consolidation of acquired facilities identified in the integration planning process are accounted for as exit activities in connection with the acquisition and charged to goodwill. Charges for all other closures and consolidations have been recognized in our Consolidated Statements of Income.

During the three and nine months ended September 30, 2004, we charged approximately $6.9 million and $24.1 million of integration costs to our Consolidated Statements of Income. Integration costs occurred primarily in the contract segment as the business consolidated distribution centers, customer service centers and administrative staff. For the three and nine months ended September 30, 2004, approximately $1.1 million and $9.3 million of the costs are included in “Other (income) expense, net,” and $5.8 million and $14.8 million are included in “Selling and distribution expenses.” Integration costs are as follows:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(thousands)
Severance	$925	$6,717
Lease termination costs	(8)	1,041
Vendor transition costs	1,924	3,158
Professional fees	1,226	4,840
Payroll, benefits and travel	1,188	3,408
Write-down of long-lived assets	138	1,582
Other integration costs	1,506	3,360

	$6,899	$24,106

Facility Closure Reserves

During the nine months ended September 30, 2004, we closed six U.S. distribution centers, two customer service centers and two retail stores (in addition to the 45 retail stores discussed below), eliminating approximately 470 employee positions. We expect to close two more distribution centers during fourth quarter 2004. At September 30, 2004, we had accrued for approximately $7.0 million of costs associated with these closures in our Consolidated Balance Sheet. We are working on a plan to reduce the total number of continental U.S. distribution centers from 55 at December 31, 2003, to 25 to 30 by the end of 2006. We will account for the additional closures when management formalizes their plans. When the costs are determined, they will either increase the amount of goodwill recorded if the closures relate to acquired OfficeMax, Inc., operations, or decrease net income.

Prior to our acquisition, OfficeMax, Inc., had identified and closed underperforming facilities. As part of our purchase price allocation, at December 31, 2003, we had $58.7 million of reserves recorded for the estimated fair value of future liabilities associated with these closures. These reserves related primarily to future lease termination costs, net of estimated sublease income. Most of the expenditures for these facilities will be made over the remaining lives of the operating leases, which range from three to 16 years. At September 30, 2004, the remaining reserve in our Consolidated Balance Sheet was $52.3 million.

In addition to these store closures, at December 31, 2003, we identified 45 OfficeMax retail facilities that were no longer strategically or economically viable. In accordance with the provisions of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, at December 31, 2003, we had $69.4 million of reserves recorded in our Consolidated Balance Sheet. We closed these stores during first quarter 2004, eliminating approximately 995 employee positions, of which approximately 310 people were offered transfers to other stores. These charges were accounted for as exit activities in connection with the acquisition, and we did not recognize a charge to income in our Consolidated Statements of Income. Most of the cash expenditures for the facilities described above will be made over the remaining lives of the operating leases, which range from four months to 12 years. At September 30, 2004, the remaining reserve in our Consolidated Balance Sheet was $50.6 million.

At September 30, 2004, approximately $36.0 million of the facility closure reserve liability was included in “Accrued liabilities, other,” and $73.9 million was included in “Other long-term liabilities.” Facility closure reserve account activity was as follows:

	Lease Termination Costs	Severance	Other	Total
		(thousands)
Facility closure reserve at December 31, 2003	$126,922	$794	$412	$128,128
Costs incurred and charged to expense/goodwill	5,644	4,690	245	10,579
Charges against the reserve	(25,452)	(3,098)	(248)	(28,798)

Facility closure reserve at September 30, 2004	$107,114	$2,386	$409	$109,909

4.                                      Net Income (Loss) Per Common Share

Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by weighted average shares outstanding. For the nine months ended September 30, 2003, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss were the same.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(thousands, except per-share amounts)
Basic
Income before cumulative effect of accounting changes	$61,133	$32,884	$174,979	$10,207
Preferred dividends (a)	(3,242)	(3,191)	(9,776)	(9,744)

Basic income before cumulative effect of accounting changes	57,891	29,693	165,203	463
Cumulative effect of accounting changes, net of income tax	—	—	—	(8,803)

Basic income (loss)	$57,891	$29,693	$165,203	$(8,340)

Average shares used to determine basic income (loss) per common share	86,864	58,411	86,472	58,334

Basic income per common share before cumulative effect of accounting changes	$0.67	$0.51	$1.91	$0.01
Cumulative effect of accounting changes, net of income tax	—	—	—	(0.15)

Basic income (loss) per common share	$0.67	$0.51	$1.91	$(0.14)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(thousands, except per-share amounts)
Diluted
Basic income before cumulative effect of accounting changes	$57,891	$29,693	$165,203	$463
Preferred dividends eliminated	3,242	3,191	9,776	—
Supplemental ESOP contribution	(2,971)	(2,891)	(8,903)	—

Diluted income before cumulative effect of accounting changes	58,162	29,993	166,076	463
Cumulative effect of accounting changes, net of income tax	—	—	—	(8,803)

Diluted income (loss) (b)	$58,162	$29,993	$166,076	$(8,340)

Average shares used to determine basic income (loss) per common share	86,864	58,411	86,472	58,334
Restricted stock, stock options and other	1,982	956	1,947	—
Series D Convertible Preferred Stock	3,170	3,330	3,244	—

Average shares used to determine diluted income (loss) per common share (b) (c)	92,016	62,697	91,663	58,334

Diluted income per common share before cumulative effect of accounting changes	$0.63	$0.48	$1.81	$0.01
Cumulative effect of accounting changes, net of income tax	—	—	—	(0.15)

Diluted income (loss) per common share	$0.63	$0.48	$1.81	$(0.14)

(a)                                  The dividend attributable to our Series D Convertible Preferred Stock held by our employee stock ownership plan (ESOP) is net of a tax benefit.

(b)                                 Adjustments totaling $0.9 million for the nine months ended September 30, 2003, which would have reduced the basic loss to arrive at diluted loss, were excluded because the calculation of diluted loss per share was antidilutive. Also, for the nine months ended September 30, 2003, potentially dilutive common shares of 3.8 million were excluded from average shares because they were antidilutive.

(c)                                  Options to purchase 3.8 million and 7.3 million shares of common stock were outstanding during the three months ended September 30, 2004 and 2003, but were not included in the computation of diluted income per share because the exercise prices of the options were greater than the average market price of the common shares. Forward contracts to purchase 5.3 million and 5.4 million shares of common stock were outstanding during the three months ended September 30, 2004 and 2003, but were not included in the computation of diluted income per share because the securities were not dilutive under the treasury stock method. These forward contracts are related to our adjustable conversion-rate equity securities.

Options to purchase 3.6 million and 8.1 million shares of common stock were outstanding during the nine months ended September 30, 2004 and 2003, but were not included in the computation of diluted income (loss) per share because the exercise prices of the options were greater than the average market price of the common shares. Forward contracts to purchase 5.1 million and 5.4 million shares of common stock were outstanding during the nine months ended September 30, 2004 and 2003, but were not included in the computation of diluted income (loss) per share because the securities were not dilutive under the treasury stock method. These forward contracts are related to our adjustable conversion-rate equity securities.

5.                                      Stock-Based Compensation

In 2003, we adopted the fair-value-based method of accounting for stock-based employee compensation under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. We used the prospective method of transition for all employee awards granted on or after January 1, 2003. Awards under our plans vest over periods up to three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income for the three and nine months ended September 30, 2003, is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of SFAS No. 123, Accounting for Stock-Based Compensation. During the three and nine months ended September 30, 2004, in our Consolidated Statements of Income, we recognized $5.8 million and $18.8 million of pretax compensation expense, of which $5.7 million and $18.4 million related to restricted stock.

The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair-value-based method to all outstanding and unvested awards in 2003.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(thousands, except per-share amounts)
Reported net income	$61,133	$32,884	$174,979	$1,404

Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	3,550	1,306	11,467	1,398

Deduct: Total stock-based employee compensation expense determined under the fair value method, for all awards, net of related tax effects	(3,550)	(2,057)	(11,467)	(6,471)

Pro forma net income (loss)	61,133	32,133	174,979	(3,669)
Preferred dividends	(3,242)	(3,191)	(9,776)	(9,744)

Pro forma net income (loss) applicable to common shareholders	$57,891	$28,942	$165,203	$(13,413)

Basic and diluted income (loss) per share
Basic
As reported	$0.67	$0.51	$1.91	$(0.14)
Pro forma	0.67	0.50	1.91	(0.23)

Diluted
As reported	$0.63	$0.48	$1.81	$(0.14)
Pro forma	0.63	0.47	1.81	(0.23)

To calculate stock-based employee compensation expense under SFAS No.123, we estimated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 2003 and 2002: risk-free interest rates of 4.0%, expected dividends of 15 cents per share per quarter, expected lives of 4.3 years in both periods and expected stock price volatility of 40%. No options were granted during the three and nine months ended September 30, 2004.

We calculate compensation expense for restricted stock awards based on the fair value of our stock on the date of grant. We recognize the expense over the vesting period.

6.                                      Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(thousands)
Sale of interest in Voyageur Panel (Note 11)	$—	$—	$(46,498)	$—
Sale of Louisiana timberlands (a)	—	—	(59,915)	—
OfficeMax, Inc., integration costs (Note 3)	1,055	—	9,340	—
Costs related to sale of paper, forest products and timberland assets	8,796	—	10,825	—
Sale of other timberlands	(13,163)	(5,614)	(16,059)	(6,620)
Sale of plywood and lumber operations (b)	—	—	7,123	—
2003 cost-reduction program (Note 18)	—	—	(278)	10,114
Sales of receivables (Note 10)	1,425	752	3,325	2,442
Loss on sale of assets	1,153	2,088	3,111	3,506
Other, net	(427)	3,907	(2,742)	4,679
	$(1,161)	$1,133	$(91,768)	$14,121

(a)                                  In March 2004, we sold approximately 79,000 acres of timberland in western Louisiana for $84 million and recorded a $59.9 million pretax gain in our Consolidated Statement of Income for the nine months ended September 30, 2004.

(b)                                 In February 2004, we sold our plywood and lumber facilities in Yakima, Washington. In connection with the sale, we recorded $7.1 million of costs in “Other (income) expense, net” in our Consolidated Statement of Income for the nine months ended September 30, 2004. However, the sale also resulted in a $7.4 million reduction in our estimated LIFO reserve, which we recorded in “Materials, labor and other operating expenses.”

7.                                      Income Taxes

Our estimated annual effective tax provision rate for the nine months ended September 30, 2004, was 37.5%, compared with an effective tax benefit rate of 4.2% for the nine months ended September 30, 2003. In 2003, we recorded a $10.1 million pretax charge for the 2003 cost-reduction program and a $2.9 million gain, which included a one-time tax benefit related to a favorable tax ruling, net of changes in other tax items. Before these items, our 2003 tax provision rate was within 5% of our 2004 tax provision rate. This difference was due to the sensitivity of the rates to changing income levels and the mix of domestic and foreign sources of income.

For the three and nine months ended September 30, 2004, we paid income taxes, net of refunds received, of $7.0 million and $22.7 million. We paid $3.4 million and $25.9 million for the same periods in 2003.

8.                                      Comprehensive Income

Comprehensive income for the periods included the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
		(thousands)
Net income	$61,133	$32,884	$174,979	$1,404

Other comprehensive income (loss)
Cumulative foreign currency translation adjustment	19,130	2,566	9,277	27,089
Cash flow hedges	(2,497)	(561)	(93)	824

Comprehensive income, net of income taxes	$77,766	$34,889	$184,163	$29,317

9.                                      Accounting Changes

Asset Retirement Obligations

Effective January 1, 2003, we adopted the provisions of SFAS No. 143, Accounting for Asset Retirement Obligations, which affects the way we account for landfill closure costs. This statement requires us to record an asset and a liability (discounted) for estimated closure and closed-site monitoring costs and to depreciate the asset over the landfill’s expected useful life. Previously, we accrued for the closure costs over the life of the landfill and expensed monitoring costs as incurred. Effective January 1, 2003, we recorded a one-time after-tax charge of $4.1 million, or 7 cents per share, as a cumulative-effect adjustment for the difference between the amounts recognized in our consolidated financial statements prior to the adoption of this statement and the amount recognized after adopting the provisions of SFAS No. 143.

We record liabilities when assessments and/or remedial efforts are probable and the cost can be reasonably estimated. These liabilities are based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation and other economic factors.

Vendor Rebates and Allowances

We participate in various cooperative advertising and other vendor marketing programs with our vendors. We also participate in various volume purchase rebate programs. Effective January 1, 2003, we adopted an accounting change for vendor allowances to comply with the guidelines issued by the Financial Accounting Standards Board’s (FASB) EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Under EITF 02-16, consideration received from a vendor is presumed to be a reduction of the cost of the vendor’s products or services, unless it is for a specific incremental cost to sell the product. In addition, under the new guidance, vendor allowances reside in inventory with the product and are recognized when the product is sold, changing the timing of our recognition of these items. For the nine months ended September 30, 2003, this change resulted in a one-time, noncash, after-tax charge of $4.7 million, or 8 cents per share.

10.                               Receivables

We have sold fractional ownership interests in a defined pool of trade accounts receivable. At September 30, 2004, $120 million of sold accounts receivable were excluded from “Receivables” in our Consolidated Balance Sheet, compared with $200 million excluded at September 30, 2003, and $250 million excluded at December 31, 2003. During third quarter 2004, in anticipation of the sale of our paper, forest products and timberland assets, we stopped selling the receivables related to these businesses, reducing the receivables sold as part of this program at the end of the quarter (see Note 23). The portion of fractional ownership interest we retain is included in “Receivables” in the Consolidated Balance Sheets. The decrease at September 30, 2004, in sold accounts receivable of $130 million from the amount at December 31, 2003, used cash from operations in 2004. This program consists of a revolving sale of receivables for 364 days and is subject to renewal. Costs related to the program are included in “Other (income) expense, net” in the Consolidated Statements of Income; see Note 6, Other (Income) Expense, Net. Under the accounts receivable sale agreements, the maximum amount available from time to time may not exceed $300 million and is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables.

11.                               Investments in Equity Affiliates

In May 2004, we sold our 47% interest in Voyageur Panel, which owned an oriented strand board (OSB) plant in Barwick, Ontario, Canada, to Ainsworth Lumber Co. Ltd. for $91.2 million in cash. We recorded a $46.5 million pretax gain in “Other (income) expense, net” in our Boise Building Solutions segment. This item increased net income $28.4 million after taxes for the nine months ended September 30, 2004.

Prior to the sale, we accounted for the joint venture under the equity method. Accordingly, segment results do not include the joint venture’s sales but do include $6.3 million of equity in earnings during the nine months ended September 30, 2004, and $4.0 million and $4.4 million of equity in earnings during the three and nine months ended September 30, 2003. Our investment in this venture was $39.9 million at September 30, 2003, and $44.2 million at December 31, 2003. We had an agreement with Voyageur Panel under which we operated the plant and marketed its product. During the nine months ended September 30, 2004, Voyageur Panel paid us sales commissions of $2.1 million, and during the three and nine months ended September 30, 2003, Voyageur Panel paid us sales commissions of $1.2 million and $2.5 million, respectively. Management fees paid to us by Voyageur Panel were $0.4 million during the nine months ended September 30, 2004, and $0.3 million and $0.9 million during the three and nine months ended September 30, 2003.

12.                               Inventories

Inventories include the following:

	September 30		December 31
	2004	2003	2003
		(thousands)
Merchandise inventories	$1,158,047	$308,488	$1,246,058
Finished goods and work in process	201,844	198,392	210,956
Logs	39,416	30,990	51,572
Other raw materials and supplies	156,838	149,656	145,390
LIFO reserve	(44,079)	(44,135)	(44,165)

	$1,512,066	$643,391	$1,609,811

13.                               Deferred Software Costs

We defer internal-use software costs that benefit future years. These costs are amortized on the straight-line method over the expected life of the software, typically three to five years. “Other assets” in the Consolidated Balance Sheets includes deferred software costs of $59.8 million, $53.2 million and $69.1 million at September 30, 2004 and 2003, and December 31, 2003. Amortization of deferred software costs totaled $6.5 million and $18.5 million for the three and nine months ended September 30, 2004, and $5.6 million and $16.9 million for the three and nine months ended September 30, 2003.

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

Changes in the carrying amount of goodwill by segment are as follows:

	OfficeMax, Contract	OfficeMax, Retail	Boise Building Solutions	Total
		(thousands)
Balance at December 31, 2003	$487,997	$607,656	$11,639	$1,107,292

Effect of foreign currency translation	3,718	—	—	3,718
Purchase price adjustments
OfficeMax, Inc., acquisition (Note 2)	1,147	10,323	—	11,470
Other	(1,729)	—	—	(1,729)

Balance at September 30, 2004	$491,133	$617,979	$11,639	$1,120,751

Intangible assets represent the values assigned to trade names, customer lists and relationships, noncompete agreements and exclusive distribution rights of businesses acquired. The trade name assets have an indefinite life and are not amortized. All other intangible assets are amortized on a straight-line basis over their expected useful lives. Customer lists and relationships are amortized over three to 20 years, noncompete agreements over three to five years and exclusive distribution rights over ten years. Intangible assets consisted of the following:

	Nine Months Ended September 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,100	$—	$173,100
Customer lists and relationships	33,267	(9,017)	24,250
Noncompete agreements	13,010	(2,438)	10,572
Exclusive distribution rights	3,481	(1,154)	2,327

	$222,858	$(12,609)	$210,249

	Nine Months Ended September 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(thousands)
Customer lists and relationships	$28,315	$(6,074)	$22,241
Noncompete agreements	5,171	(4,741)	430
Exclusive distribution rights	3,058	(673)	2,385

	$36,544	$(11,488)	$25,056

	Year Ended December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(thousands)
Trade names	$177,000	$—	$177,000
Customer lists and relationships	32,692	(6,936)	25,756
Noncompete agreements	17,894	(4,984)	12,910
Exclusive distribution rights	3,363	(833)	2,530

	$230,949	$(12,753)	$218,196

Intangible asset amortization expense totaled $1.4 million and $4.4 million for the three and nine months ended September 30, 2004, and $0.8 million and $2.4 million for the three and nine months ended September 30, 2003. The estimated amortization expense is $6.0 million in 2004 and 2005 and $5.9 million, $5.8 million, $4.5 million and $1.8 million in 2006, 2007, 2008 and 2009, respectively.

15.                               Debt

Credit Agreements

In March 2002, we entered into a three-year, unsecured revolving credit agreement. The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. Borrowings under the agreement were $50 million at September 30, 2004, and were classified in current portion of long-term debt. In addition to these borrowings, $76.5 million of letters of credit reduced our borrowing capacity at September 30, 2004, to $433.5 million. At September 30, 2004, our borrowing rate under the revolving credit agreement, including the facility fee on the drawn portion of the revolver, was 3.4%. Letters of credit issued under the terms of the revolving credit were charged at a rate of 1.75%, including the facility fee. In addition, we were charged a fee of 0.3% on the unused portion of our revolving credit balance. We are also charged a 0.25% utilization fee when we utilize over 50% of our borrowing capacity under the agreement. At September 30, 2004, we utilized less than 50% of our borrowing capacity. We have entered into interest rate swaps to hedge the cash flow risk from the variable interest payments on $50 million of LIBOR-based debt, which gave us an effective interest rate of 5.3% for outstanding borrowings under the revolving credit agreement at September 30, 2004. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio and ceiling ratio of debt to capitalization. At September 30, 2004, we were in compliance with these covenants. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at September 30,

2004, exceeded the defined minimum by $1,142.2 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

In December 2003, we entered into a 19-month, unsecured credit agreement with 13 major financial institutions. Under the agreement, we borrowed $150 million at variable interest rates based on either the LIBOR or the prime rate. Borrowings under the agreement were $128.0 million at September 30, 2004. At September 30, 2004, our borrowing rate under the agreement was 3.9%. The credit agreement contains financial covenants that are essentially the same as those in our revolving credit agreement discussed above, except that the terms require that the net proceeds of asset sales in excess of the first $100 million be used to reduce the loan balance. The agreement also states that a lien of two times the outstanding balance will be applied to our inventory if our credit ratings fall to either BB- or Ba3 or lower. The credit agreement was paid in full on October 29, 2004.

Adjustable Conversion-Rate Equity Securities

In December 2001, we issued 3,450,000 7.5% adjustable conversion-rate equity security units (ACES) to the public at an aggregate offering price of $172.5 million. The units trade on the New York Stock Exchange under the ticker symbol BEP. At the time of issuance, there were two components of each unit. Investors received a preferred security issued by Boise Cascade Trust I (the trust), a statutory business trust wholly owned by the company, with a liquidation amount of $50. These preferred securities were mandatorily redeemable in December 2006. Investors also entered into a contract to purchase $50 worth of our common shares, subject to a collar arrangement. The trust used the proceeds from the offering to purchase debentures issued by Boise Cascade Corporation (now OfficeMax). These debentures were 7.5% senior, unsecured obligations that matured in December 2006.

On September 16, 2004, we dissolved the trust and distributed the debentures to the unit holders in exchange for their preferred securities. Also on that date, the remarketing of $144.5 million of these securities was completed. In connection with the remarketing, the 7.5% interest rate on the debentures was reset to 2.75% over the average of the interbank offered rates for three-month LIBOR on the third business day before the prior quarter’s interest payment date. The 2.75% over LIBOR rate will decrease (or increase) by 0.25% if at any time Standard and Poor’s Corporation’s and Moody’s Investor Service, Inc.’s rating agencies raise (or lower) their ratings of the debentures. The first interest payment on the debentures at the reset rate will be made on December 16, 2004 at a rate of 4.62% per annum (subject to changes for ratings changes). On November 5, 2004, we repurchased $144.5 million of these debentures pursuant to a tender offer for these securities. As of November 5, 2004, $28 million of the debentures remained outstanding. The outstanding debentures will mature in December 2006.

On December 16, 2004, investors will fulfill their purchase contracts and receive between 1.2860 and 1.5689 of our common shares for each unit, depending on the average trading price of our common stock over a 20 trading day period ending on the third trading day immediately preceding the stock purchase date. We will receive $50 per unit or $172.5 million as a result of these contract fulfillments.

In December 2003, the FASB issued a revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities. Interpretation No. 46, as revised, required us to reclassify the $172.5 million of ACES from “Minority interest” to “Debt” in our Consolidated Balance Sheets and recognize distributions on these securities as “Interest expense” rather than “Minority interest, net of income tax” in our Consolidated Statements of Income (Loss). As allowed by the FASB’s revised Interpretation No. 46, prior years’ financial statements were reclassified to conform with the current year’s presentation. In all periods presented, there was no net effect on earnings, and the reclassification of these securities to debt did not affect our financial covenants.

Other

In April and May 2004, we entered into two interest rate swaps with notional amounts of $50 million each. These swaps converted $100 million of fixed-rate $150 million 7.50% debentures to variable-rate debt based on six-month LIBOR plus approximately 3.9% for the April swap and 3.8% for the May swap. In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converted $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. In September 2004, we settled the swaps in anticipation of tendering for the underlying debt instruments.

At September 30, 2004 and 2003, we had $452.4 million and $7.2 million of short-term borrowings outstanding. Changes in short-term borrowings primarily reflect the addition of two $200 million term loan facilities in September 2004 to fund incremental contributions to our pension plans (see Note 17) and to fund increases in our working capital related to no longer selling a portion of our accounts receivable. In addition, during second quarter 2004, we added two $20 million floating rate term loans. The interest rates on the $20 million term loans are variable rates based on either the LIBOR or the prime rate. The $20 million term loans were scheduled to expire in May 2005. On October 29, 2004, we repaid the two $200 million and two $20 million term loans with the proceeds from the sale. The minimum and maximum amounts of combined short-term borrowings outstanding were $6.2 million and $493.7 million during the nine months ended September 30, 2004, and were $0 and $117.4 million during the nine months ended September 30, 2003. The average amounts of short-term borrowings outstanding during the nine months ended September 30, 2004 and 2003, were $61.6 million and $40.2 million. The average interest rates for these borrowings were 2.6% for 2004 and 2.0% for 2003.

At September 30, 2004, we had $143 million of unused borrowing capacity registered with the SEC for additional debt securities.

Cash payments for interest, net of interest capitalized, were $30.3 million and $115.0 million for the three and nine months ended September 30, 2004, and $31.7 million and $99.9 million for the three and nine months ended September 30, 2003. The difference between the payments made during the nine months ended September 30, 2004, compared with the nine months ended September 30, 2003, was due to higher debt levels in 2004 related to additional borrowings to provide cash for the OfficeMax, Inc., acquisition.

See Note 23, Subsequent Events, for a discussion of the debt that has been paid off with the proceeds from the sale of our paper, forest products and timberland assets.

16.                               Financial Instruments

Changes in interest and currency rates expose us to financial market risk. Our debt is predominantly fixed-rate. We experience only modest changes in interest expense when market interest rates change. Most foreign currency transactions have been conducted in local currencies, limiting our exposure to changes in currency rates. Consequently, our market risk-sensitive instruments do not subject us to material market risk exposure. Changes in our debt and continued international expansion could increase these risks. To manage volatility relating to these exposures, we may enter into various derivative transactions, such as interest rate swaps, rate hedge agreements, forward purchase contracts and forward exchange contracts. We do not use derivative financial instruments for trading purposes.

In April and May 2004, we entered into two interest rate swaps with notional amounts of $50 million each. These swaps converted $100 million of fixed-rate $150 million 7.50% debentures to variable-rate debt based on six-month LIBOR plus approximately 3.9% for the April swap and 3.8% for the May swap. In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converted $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. In September 2004, we settled the swaps in anticipation of tendering for the underlying debt instruments.

In November 2003, we entered into a natural gas swap to hedge the variable cash flow risk on 25,000 MMBtu per day of natural gas usage to a fixed price. The swap expired in March 2004. In April 2004, we entered into a natural gas swap to hedge the variable cash flow risk on 2,520,000 MMBtu’s of gas allocated on a monthly basis to a fixed price. The swap expired in October 2004. The swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the swaps, net of taxes, were recorded in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets. The swaps were fully effective in hedging the changes in the index price of the hedged items.

See Note 12, Financial Instruments, in “Item 8. Financial Statements and Supplementary Data” in Boise Cascade Corporation’s 2003 Annual Report on Form 10-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q for more information about our financial market risk.

17.                               Retirement and Benefit Plans

The following represents the components of net periodic pension and postretirement benefit costs in accordance with the revised SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits:

	Pension Benefits		Other Benefits
	Three Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
		(thousands)
Service cost	$7,568	$10,424	$479	$411
Interest cost	26,289	26,383	1,614	1,743
Expected return on plan assets	(25,181)	(25,608)	—	—
Recognized actuarial loss	9,739	6,211	286	272
Amortization of prior service costs and other	1,295	1,532	(169)	(532)

Company-sponsored plans	19,710	18,942	2,210	1,894
Multiemployer pension plans	120	116	—	—

Net periodic benefit cost	$19,830	$19,058	$2,210	$1,894

	Pension Benefits		Other Benefits
	Nine Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
		(thousands)
Service cost	$22,759	$30,530	$1,431	$1,223
Interest cost	78,858	79,176	4,827	5,191
Expected return on plan assets	(75,542)	(76,920)	—	—
Recognized actuarial loss	29,219	18,619	858	818
Amortization of prior service costs and other	8,702	4,598	(509)	(1,591)

Company-sponsored plans	63,996	56,003	6,607	5,641
Multiemployer pension plans	408	400	—	—

Net periodic benefit cost	$64,404	$56,403	$6,607	$5,641

We previously announced plans to make pension contributions of $80 million to $120 million during 2004. The transaction agreement with Boise Cascade, L.L.C., required us to fully fund the transferred spun off plans on an accumulated benefit obligation basis using a 6.25% liability discount rate. As a result of the sale and because of minimum contribution requirements earlier in 2004, we contributed $233 million to the plans by September 30, 2004. Of this amount, $200 million was contributed on September 14, 2004, in anticipation of the sale. A final contribution of $46 million was made to the spun off pension plans on October 29, 2004, when the actuarial work was completed and the asset balances were known.

18.                               2003 Cost-Reduction Program

In March 2003, we announced the termination of approximately 550 employees in connection with our 2003 cost-reduction program. At September 30, 2004, we had terminated approximately 530 employees. Under our severance policy, in first quarter 2003, we recorded a pretax charge of $10.1 million for employee-related costs in “Other (income) expense, net” in our Consolidated Statement of Loss. We recorded these costs in accordance with the provisions of SFAS No. 112, Employers’ Accounting for Postemployment Benefits. We recorded $9.2 million in the OfficeMax, Contract segment; $0.2 million in the Boise Paper Solutions segment; and $0.7 million in our Corporate and Other segment. Employee-related costs are primarily for severance payments, most of which were paid in 2003, with the remainder to be paid in 2004. This item increased our net loss $6.1 million for the nine months ended September 30, 2003.

The reserve liability for the cost-reduction program is included in “Accrued liabilities, other,” in the accompanying Consolidated Balance Sheets. Reserve liability activity related to the 2003 charge is as follows:

Employee- Related Costs
(thousands)
2003 expense recorded	$10,100
Charges against the reserve	(7,800)

Balance at December 31, 2003	2,300
Charges against the reserve	(1,400)
Reserves credited to income	(200)

Balance at September 30, 2004	$700

19.                               Recently Adopted Accounting Standards

On December 8, 2003, the President signed into law the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act introduces a Medicare prescription drug benefit as well as a federal subsidy to sponsors of retiree healthcare benefit plans that provide a benefit that is at least actuarially equivalent to the Medicare benefit. As allowed by FASB Staff Position (FSP) 106-1, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003, we had deferred recognizing the effects of the Act in the consolidated financial statements and notes to consolidated financial statements. In May 2004, the FASB issued FSP 106-2, which supersedes FSP 106-1 and provides guidance on the accounting of the effects of the Act. We adopted FSP 106-2 on July 1, 2004, and because it will not have a material impact on our financial position or results of operations, we did not view it as a “significant event” as defined by SFAS No. 106; therefore, the effects of the Act will be incorporated in the next measurement of plan assets and obligations, or October 29, 2004.

In December 2003, the FASB issued a revised SFAS No. 132. This statement revised companies’ disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. It does not change the measurement or recognition of our plans. We adopted this statement in December 2003, and it had no impact on our financial position or results of operations.

In November 2003, the FASB’s EITF reached a consensus on EITF 03-10, Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers. The consensus required that consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor’s sales incentives offered directly to consumers be recorded as revenue rather than as a reduction of cost of goods sold. We adopted EITF 03-10 on January 1, 2004, and it did not have a material impact on our financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. In December 2003, the FASB issued a revised FASB Interpretation No. 46. Interpretation No. 46, as revised, required us to reclassify $172.5 million of “Adjustable conversion-rate equity securities” from “Minority interest” to “Debt” in our Consolidated Balance Sheets and recognize distributions on these securities as “Interest expense” rather than “Minority interest, net of income tax” in our Consolidated Statements of Income (Loss). As allowed by the FASB’s revised Interpretation No. 46, prior years’ financial statements have been reclassified to conform with the current year’s presentation. In all periods presented, there was no net effect on earnings, and the reclassification of these securities to debt did not affect our financial covenants.

See Note 9, Accounting Changes, for a discussion of SFAS No. 143, Accounting for Asset Retirement Obligations, and EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor, and their effect on our consolidated financial statements.

20.                               Segment Information

There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from that disclosed in Boise Cascade Corporation’s 2003 Annual Report on Form 10-K. In connection with our name change, we changed the name of our office products segments to OfficeMax, Contract and OfficeMax, Retail (see Note 1). An analysis of our operations by segment is as follows:

				Income (Loss)
				Before Taxes
	Sales			and Minority
	Trade	Intersegment	Total	Interest (a)
	(thousands)
Three Months Ended September 30, 2004
OfficeMax, Contract	$1,095,596	$596	$1,096,192	$31,442
OfficeMax, Retail	1,138,461	—	1,138,461	25,102
Boise Building Solutions	1,043,971	7,269	1,051,240	94,647
Boise Paper Solutions	365,722	165,415	531,137	20,765
Corporate and Other	7,180	913	8,093	(29,466)

	3,650,930	174,193	3,825,123	142,490
Intersegment eliminations	—	(174,193)	(174,193)	—
Interest expense	—	—	—	(39,945)

	$3,650,930	$—	$3,650,930	$102,545

Three Months Ended September 30, 2003
OfficeMax, Contract	$933,520	$530	$934,050	$30,961
Boise Building Solutions	821,841	6,256	828,097	56,445
Boise Paper Solutions	349,399	124,768	474,167	191
Corporate and Other	5,841	14,735	20,576	(10,546)

	2,110,601	146,289	2,256,890	77,051
Intersegment eliminations	—	(146,289)	(146,289)	—
Interest expense	—	—	—	(31,657)

	$2,110,601	$—	$2,110,601	$45,394

(a)                                  Interest income has been allocated to our segments in the amounts of $0.5 million and $0.2 million for the three months ended September 30, 2004 and 2003.

				Income (Loss)
				Before Taxes,
				Minority Interest
				and Cumulative
	Sales			Effect of Accounting
	Trade	Intersegment	Total	Changes (a)
	(thousands)
Nine Months Ended September 30, 2004
OfficeMax, Contract	$3,252,654	$1,757	$3,254,411	$87,234
OfficeMax, Retail	3,326,121	—	3,326,121	43,769
Boise Building Solutions	2,935,403	22,643	2,958,046	289,728 (b)
Boise Paper Solutions	1,043,828	457,007	1,500,835	47,607 (c)
Corporate and Other	23,767	46,174	69,941	(63,514)

	10,581,773	527,581	11,109,354	404,824
Intersegment eliminations	—	(527,581)	(527,581)	—
Interest expense	—	—	—	(121,029)

	$10,581,773	$—	$10,581,773	$283,795

Nine Months Ended September 30, 2003
OfficeMax, Contract	$2,775,455	$1,803	$2,777,258	$75,516 (d)
Boise Building Solutions	2,076,995	18,589	2,095,584	57,812
Boise Paper Solutions	1,022,842	378,914	1,401,756	529
Corporate and Other	17,536	41,222	58,758	(29,154)

	5,892,828	440,528	6,333,356	104,703
Intersegment eliminations	—	(440,528)	(440,528)	—
Interest expense	—	—	—	(94,911)

	$5,892,828	$—	$5,892,828	$9,792

(a)                                  Interest income has been allocated to our segments in the amount of $1.4 million and $0.7 million for the nine months ended September 30, 2004 and 2003.

(b)                                 Includes a $46.5 million pretax gain for the sale of our 47% interest in Voyageur Panel (see Note 11) and a $16.1 million pretax gain for the sale of timberlands (see Note 6).

(c)	Includes a $59.9 million pretax gain for the sale of approximately 79,000 acres of timberland in western Louisiana (see Note 6).

(d)	Includes a $9.2 million pretax charge for employee-related costs incurred in connection with the 2003 cost-reduction program (see Note 18).

21.         Commitments and Guarantees

Commitments

As of the date of our consolidated financial statements, we had commitments for timber contracts, leases and long-term debt.  See Notes 1, 7, and 11 of “Item 8.  Financial Statements and Supplementary Data” in Boise Cascade Corporation’s 2003 Annual Report on Form 10-K.  In addition, we have purchase obligations for goods and services, capital expenditures and raw materials entered into in the normal course of business.  On October 29, 2004, we sold our paper, forest products and timberland assets.  After the sale, we remain contingently liable for contracts assigned to Boise Cascade, L.L.C.  With the proceeds of the sale, we reduced our commitments for long-term debt (see Note 23).

Pursuant to an Additional Consideration Agreement between OfficeMax and Boise Cascade, L.L.C., we may be required to make substantial cash payments to, or receive substantial cash payments from, Boise Cascade, L.L.C.  Under the Additional Consideration Agreement, the transaction proceeds may be adjusted upward or downward based on paper sales prices during the six years following the closing date.  Over that period, we could pay Boise Cascade, L.L.C., a maximum annual amount of $45 million, subject to a maximum aggregate cap of $125 million, during the life of the contract, or Boise Cascade, L.L.C., could pay us a maximum annual amount of $45 million, subject to a maximum aggregate cap of $125 million, during the life of the contract, in each case net of payments received.

Operating leases represent a significant commitment to us.  We lease our store space and other property and equipment under operating leases.  The minimum lease requirements for OfficeMax leases are $92.9 million for the last quarter of 2004, $354.4 million for 2005, $320.8 million for 2006, $276.2 million for 2007 and $248.4 million for 2008, with total payments thereafter of $1,102.7 million, for leases with remaining terms of more than one year.  These minimum lease payments do not include contingent rental expenses that may be paid based on percentages in excess of stipulated amounts.  These future minimum lease payment requirements have not been reduced by minimum sublease rentals due in the future under noncancelable subleases.

In accordance with our joint-venture agreement, the minority owner of our subsidiary in Mexico, OfficeMax de Mexico, can require us to purchase its 49% interest in the subsidiary if earnings targets are achieved.  At September 30, 2004, OfficeMax de Mexico had met these earnings targets.  These earnings targets are calculated quarterly on a rolling four-quarter basis.  Accordingly, the targets can be achieved in one quarter but not in the next.  When the earnings targets are achieved and the minority owner elects to put its ownership interest, the purchase price would be equal to fair value, calculated based on both the subsidiary’s earnings for the last four quarters before interest, taxes, and depreciation and amortization and the current market multiples of similar companies.  The fair value purchase price estimate at September 30, 2004, was estimated to be $25 million to $30 million.

Guarantees

We provide guarantees, indemnifications and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  Note 17, Commitments and Guarantees, of “Item 8.  Financial Statements and Supplementary Data” in Boise Cascade Corporation’s 2003 Annual Report on Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees and the maximum potential undiscounted amounts of future payments we could be required to make. The following represent changes to the guarantees disclosed in Boise Cascade Corporation’s 2003 Annual Report on Form 10-K:

Boise Cascade Office Products Corporation and OfficeMax, Inc. (both wholly owned subsidiaries of OfficeMax Incorporated) guaranteed five of OfficeMax Incorporated’s term loans.  At September 30, 2004,

$460 million was outstanding under the term loans.  These borrowings were paid on October 29, 2004, with the proceeds from the sale.

22.         Legal Proceedings and Contingencies

We are involved in litigation and administrative proceedings arising in the normal course of our business.  In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position or results of operations.  For information concerning legal proceedings and contingencies, see Boise Cascade Corporation’s 2003 Annual Report on Form 10-K.

23.         Subsequent Events

On October 29, 2004, we completed the sale of our paper, forest products and timberland assets for approximately $3.7 billion to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC.  Effective November 1, 2004, Boise Cascade Corporation changed its company name to OfficeMax Incorporated.  We will continue to operate our office products distribution business as our principal business.  We trade on the New York Stock Exchange under the ticker symbol OMX, and our corporate headquarters is in Itasca, Illinois.  The new OfficeMax website address is www.officemax.com.

We expect to realize net cash proceeds of approximately $3.2 billion from the sale, after allowing for a $175 million reinvestment in Boise Cascade, L.L.C., and its affiliates and transaction-related settlements.  The consideration for the timberlands portion of the transaction included $1.635 billion of timber installment notes and $15 million of cash.  We expect to monetize the timber installment notes prior to year-end for proceeds of approximately $1.47 billion, which is included in the $3.2 billion of total net transaction proceeds noted above.

Through debt repurchases and retirements, we expect to reduce our balance sheet debt to between $250 million and $300 million over the coming months.  On October 29, 2004, we repaid $588 million of bank term loans and we made a contribution to our spun off pension plans of $46 million.  On November 5, 2004, we repurchased approximately $1.046 billion principal amount of our public debt securities and paid premiums of $125 million, as we completed our current debt tender offers.  After the planned monetization of the timberland installment notes, we expect to make further reductions to our debt.

In addition to debt repayments, we expect to return $800 million to $1 billion of the overall transaction proceeds to shareholders through common and preferred stock buybacks, cash dividends or a combination of these alternatives.  As part of this equity return, we redeemed $110 million of our Series D preferred stock on November 1, 2004, and paid related accrued dividends of $3 million.  On December 16, 2004, we will issue common stock to redeem our adjustable conversion-rate equity security units.  Following that settlement, we will announce our plans for further returning equity to shareholders.

ITEM 2.                                     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sale of Paper, Forest Products and Timberland Assets

On October 29, 2004, we completed the sale of our paper, forest products and timberland assets (the sale) for approximately $3.7 billion to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC.  Effective November 1, 2004, Boise Cascade Corporation changed its company name to OfficeMax Incorporated (“OfficeMax” or “we”).  We will continue to operate our office products distribution business as our principal business.  We trade on the New York Stock Exchange under the ticker symbol OMX, and our corporate headquarters is in Itasca, Illinois.  The new OfficeMax website address is www.officemax.com.

In connection with the name change, we changed the names of our office products segments to OfficeMax, Contract and OfficeMax, Retail.  The Boise Cascade Corporation and Boise Office Solutions names were used in documents furnished to or filed with the Securities and Exchange Commission before November 1, 2004.  References made to the OfficeMax, Inc., Acquisition and OfficeMax, Inc., Integration in this Management’s Discussion and Analysis of Financial Condition and Results of Operations refer to Boise Cascade Corporation’s acquisition of OfficeMax, Inc., in December 2003 and the related integration activities.  The financial data included in this report include the results of the paper, forest products and timberland assets through September 30, 2004, and our future reports will continue to include the results of these assets through October 28, 2004.  On October 29, 2004, we invested $175 million in securities of Boise Cascade, L.L.C., and affiliates.  This investment represents continuing involvement as defined in Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Accordingly, we do not show the historical results of the sold paper, forest products and timberland assets as discontinued operations.

We expect to realize net cash proceeds of approximately $3.2 billion from the sale, after allowing for a $175 million reinvestment in Boise Cascade, L.L.C., and its affiliates and transaction-related settlements.  The consideration for the timberlands portion of the transaction included $1.635 billion of timber installment notes and $15 million of cash.  We expect to monetize the timber installment notes prior to year-end for proceeds of approximately $1.47 billion, which is included in the $3.2 billion of total net transaction proceeds noted above.

Through debt repurchases and retirements, we expect to reduce our balance sheet debt to between $250 million and $300 million over the coming months.  On October 29, 2004, we repaid $588 million of bank term loans and we made a contribution to our spun off pension plans of $46 million (see Critical Accounting Estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations).  On November 5, 2004, we repurchased approximately $1.046 billion principal amount of our public debt securities and paid premiums of $125 million, as we completed our current debt tender offers.  After the planned monetization of the timberland installment notes, we expect to make further reductions to our debt.

In addition to debt repayments, we expect to return $800 million to $1 billion of the overall transaction proceeds to shareholders through common and preferred stock buybacks, cash dividends or a combination of these alternatives.  As part of this equity return, we redeemed $110 million of our Series D preferred stock on November 1, 2004, and paid related accrued dividends of $3 million.  On December 16, 2004, we will issue common stock to redeem our adjustable conversion-rate equity security units.  Following that settlement, we will announce our plans for further returning equity to shareholders.

Summary and Outlook

The following discussion, including the Summary and Outlook, contains statements about our future financial performance.  These statements are only predictions. Our actual results may differ materially from these predictions. In evaluating these statements, you should review the section of this report entitled “Cautionary and Forward-Looking Statements.”

Financial Performance

Sales in third quarter 2004 increased 73% to $3.7 billion, compared with $2.1 billion in the third quarter a year ago.  Sales for the first nine months of 2004 increased 80% to $10.6 billion, compared with $5.9 billion in the same period of 2003.  Sales increased in both periods primarily because of the acquisition of the retail office products business in December 2003 but were also aided by strong product prices in Boise Building Solutions and, to a lesser extent, increased sales in Boise Paper Solutions as a result of increased sales volume and prices.

Third quarter 2004 net income was $61.1 million, or 63 cents per diluted share, compared with net income of $32.9 million, or 48 cents per diluted share, in third quarter 2003.  The increase in income from third quarter 2003 to third quarter 2004 resulted from increased income in the office products business primarily due to the OfficeMax acquisition in December 2003, increased income from operations in Boise Building Solutions due to strong product prices and increased income in the paper segment because of increased unit sales volumes and product prices.

Net income for the first nine months of 2004 was $175.0 million, or $1.81 per diluted share, compared with net income of $1.4 million, or a loss of 14 cents per diluted share, for the first nine months of 2003.  Income increased in the first nine months of 2004, compared with the first nine months of 2003, because of increased income in the office products business primarily due to the OfficeMax acquisition, increased income from operations in Boise Building Solutions due to strong product prices and the positive impact of a $36.6 million after-tax gain on the sale of Louisiana timberland and a $28.4 million after-tax gain on the sale of our 47% interest in Voyageur Panel.

OfficeMax, Contract and OfficeMax, Retail

In our combined OfficeMax business, which includes the contract and retail segments, sales increased 139% to $2.2 billion, compared with $934.1 million in the same quarter a year ago.  OfficeMax sales for the first nine months of 2004 increased 137% to $6.6 billion, compared with $2.8 billion in the first nine months of 2003.  Sales increased, compared with both prior periods, primarily because of the OfficeMax acquisition.

OfficeMax combined operating income in third quarter 2004 was $56.5 million, up from $31.0 million in third quarter 2003.   For the first nine months of 2004, OfficeMax operating income for both segments was $131.0 million, compared with $75.5 million in the first nine months of 2003.  Operating income increased, compared with both prior periods, primarily because of the acquisition of the retail office products business.  The results were, however, hampered by hurricanes in the southeastern United States.  The storms caused temporary retail store closures, which led to lost sales and an estimated $3.0 million in lost income.

In third quarter 2004, OfficeMax achieved $30.8 million of integration synergies and recorded integration costs of $6.9 million.  In the first nine months of 2004, synergies totaled $75.2 million, with nearly 60% of the synergies in the contract segment, and costs totaled $24.1 million, again mostly in the contract segment as we rationalized delivery warehouses, customer service centers and administrative staff.

We continue to expect to achieve $130 million of synergies by 2006, although the timing of expected synergy achievement has accelerated.  We should see about $100 million of synergies in 2004, an additional $20 million in 2005 and another $10 million in 2006.

Boise Building Solutions

Boise Building Solutions reported third quarter 2004 sales of $1.1 billion, compared with $828.1 million in third quarter 2003.  Sales for the first nine months of 2004 rose to $3.0 billion from $2.1 billion in the first nine months of 2003.  Building materials distribution sales increased 34% in third quarter 2004 and 48% in the first nine months of 2004, compared with the same periods in 2003, due to strong pricing and increased sales volume.  Sales of engineered wood products increased 36% in both periods, compared with the third quarter and first nine months of 2003.  Prices for both plywood and lumber increased in both third quarter 2004 and the first nine months of 2004, compared with the same periods in 2003.  Plywood unit sales volumes declined in both periods, and lumber unit sales volume declined slightly in the first nine months of 2004 because of the sale of our Yakima, Washington, plywood and lumber facilities in February 2004.

Boise Building Solutions reported operating income of $94.6 million in third quarter 2004, compared with $56.4 million in the prior-year third quarter, primarily due to increased product prices.  Third quarter 2004 results were also aided by a pretax gain of $13.1 million on the sale of timberlands.  Boise Building Solutions income for the first nine months of 2004 was $289.7 million, compared with $57.8 million for the same period in 2003.  Results for the first nine months of 2004 included a pretax gain of $46.5 million on the sale of our interest in the Voyageur Panel joint venture as well as a $15.3 million gain on the sale of timberlands.  Before the gains, segment income increased $170.1 million to $227.9 million, compared with the first nine months of 2003, again primarily due to increased product prices.

Boise Paper Solutions

Boise Paper Solutions reported third quarter 2004 sales of $531.1 million, compared with $474.2 million in third quarter 2003, due to a 7% increase in average paper prices and a 3% increase in sales volume.  The amount of our office paper sold through OfficeMax in third quarter 2004 increased 26% from the year-ago third quarter.  Sales for the first nine months of 2004 rose 7% to $1.5 billion, compared with $1.4 billion in the year-ago period, primarily because of increased sales volume.  Sales volumes were up for all of our product categories except containerboard, which was flat year-over-year.  Total sales volume increased 5%, while weighted average paper prices increased 1%.  The amount of Boise’s office paper sold through OfficeMax in the first nine months of 2004 increased 22% from the year-ago nine months.  Market-related downtime during the first nine months of 2004 was 50,000 tons, compared with 139,000 tons during the same period a year ago.

Boise Paper Solutions posted operating income of $20.8 million in third quarter 2004, compared with $191,000 in third quarter 2003, because of increased average paper prices (7%) and sales volume (3%).  A September 2004 hurricane cost the business approximately $2.8 million due to damage to the mill and timberland and lost production at our pulp and paper mill in Jackson, Alabama.  Boise Paper Solutions income for the first nine months of 2004 was $47.6 million, compared with $529,000 during the same period in 2003.  Results for the nine months ended September 30, 2004, include a $59.9 million pretax gain on the sale of 79,000 acres of timberland in western Louisiana in March 2004.  Before this item, the segment lost $12.3 million in the first nine months of 2004 because of the costs related to the hurricane in September 2004, increased unit manufacturing costs and operating difficulties due to adverse weather conditions and other production issues in first quarter 2004.

Outlook for Office Products Distribution Business

Following a third quarter that included lost income caused by hurricanes and a back-to-school season that was softer than expected, we are cautious about the outlook for the fourth quarter.  In our retail office products business, we are concerned that the impact on consumers of high energy costs and a continuation of current retail trends may lead to a weaker than expected holiday season.  In our contract business, net margins may continue to be constrained as strong new account growth phases in and as we continue to lag in passing through paper price increases to our contract customers.  In addition, OfficeMax Direct will continue to generate losses, as we ramp up sales efforts and continue consolidating our warehouses.

For full year 2004, we continue to expect same-store sales growth of approximately 4% for the office products business.  Operating income should be in the range of $180 million to $190 million, and our net operating margin should be between 2.0% and 2.2%. We continue to make progress on the integration of OfficeMax, Retail and OfficeMax, Contract.  We believe we will realize $100 million in synergies for full year 2004, and we anticipate integration costs to total approximately $35 million.

OfficeMax, Inc., Acquisition

On December 9, 2003, we completed our acquisition of OfficeMax, Inc.  The results of OfficeMax’s operations after December 9, 2003, are included in our consolidated financial statements.

 The aggregate consideration paid for the acquisition was as follows:

(millions)
Fair value of common stock issued	$808.2
Cash consideration for OfficeMax, Inc., common shares exchanged	486.7
Transaction costs	20.0

1,314.9
Debt assumed	81.6

$1,396.5

We summarized the estimated fair values of assets acquired and liabilities assumed for the OfficeMax, Inc., acquisition in Note 2, OfficeMax, Inc., Acquisition, in “Item 8.  Financial Statements and Supplementary Data” in Boise Cascade Corporation’s 2003 Annual Report on Form 10-K.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.  During the nine months ended September 30, 2004, we recorded $11.5 million of purchase price adjustments that increased the recorded amount of goodwill.  The adjustments were related to fair value adjustments, liability accruals, accruals related to facility closures and consolidation of headquarters administrative staff.

Pro Forma Financial Information

The following table summarizes unaudited pro forma financial information assuming we had acquired OfficeMax, Inc., on January 1, 2003.  The unaudited pro forma financial information uses OfficeMax, Inc., data for the months corresponding to our September 30 period-end.  This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position.  We have not finalized our integration plans.  Accordingly, this pro forma information does not include all costs related to the integration.  When the costs are determined, they either increase the amount of goodwill recorded or decrease net income, depending on the nature of the costs.  We are realizing operating synergies.  Synergies come from offering more products and services across more customer channels, purchasing leverage from increased scale and reduced costs in logistics, marketing and administration.  The pro forma information does not reflect these expenses and synergies.

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(millions, except per-share amounts)
Sales	$3,360	$9,532

Net income before cumulative effect of accounting changes	$29.3	$1.0
Cumulative effect of accounting changes, net of income tax	—	(8.8)

Net income (loss)	$29.3	$(7.8)

Net income (loss) per common share
Basic before cumulative effect of accounting changes	$0.30	$(0.11)
Cumulative effect of accounting changes, net of income tax	—	(0.10)

Basic	$0.30	$(0.21)

Diluted before cumulative effect of accounting changes	$0.29	$(0.11)
Cumulative effect of accounting changes, net of income tax	—	(0.10)

Diluted	$0.29	$(0.21)

Integration Charges

Increased scale as a result of the OfficeMax, Inc., acquisition has allowed us to evaluate the combined office products business to determine what opportunities for consolidating operations may be appropriate.  Closures or consolidation of acquired facilities identified in the integration planning process are accounted for as exit activities in connection with the acquisition and charged to goodwill.  Charges for all other closures and consolidations have been recognized in our Consolidated Statements of Income.

During the three and nine months ended September 30, 2004, we charged approximately $6.9 million and $24.1 million of integration costs to our Consolidated Statements of Income.  Integration costs occurred primarily in the contract segment as the business consolidated distribution centers, customer service centers and administrative staff.  For the three and nine months ended September 30, 2004, approximately $1.1 million and $9.3 million of the costs are included in “Other (income) expense, net,” and $5.8 million and $14.8 million are included in “Selling and distribution expenses.”  Integration costs are as follows:

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(millions)
Severance	$1.0	$6.7
Lease termination costs	—	1.0
Vendor transition costs	1.9	3.2
Professional fees	1.3	4.8
Payroll, benefits and travel	1.2	3.4
Write-down of long-lived assets	—	1.6
Other integration costs	1.5	3.4

	$6.9	$24.1

Facility Closure Reserves

During the nine months ended September 30, 2004, we closed six U.S. distribution centers, two customer service centers and two retail stores (in addition to the 45 retail stores discussed below), eliminating approximately 470 employee positions.  We expect to close two more distribution centers during fourth quarter 2004.  At September 30, 2004, we had accrued for approximately $7.0 million of costs associated with these closures in our Consolidated Balance Sheet.  We are working on a plan to reduce the total number of continental U.S. distribution centers from 55 at December 31, 2003, to 25 to 30 by the end of 2006.  We will account for the additional closures when management formalizes their plans.  When the costs are determined, they will either increase the amount of goodwill recorded if the closures relate to the acquired OfficeMax, Inc., operations, or decrease net income.

Prior to our acquisition, OfficeMax, Inc., had identified and closed underperforming facilities.  As part of our purchase price allocation, at December 31, 2003, we had $58.7 million of reserves recorded for the estimated fair value of future liabilities associated with these closures.  These reserves related primarily to future lease termination costs, net of estimated sublease income.  Most of the expenditures for these facilities will be made over the remaining lives of the operating leases, which range from three to 16 years.  At September 30, 2004, the remaining reserve in our Consolidated Balance Sheet was $52.3 million.

In addition to these store closures, at December 31, 2003, we identified 45 OfficeMax retail facilities that were no longer strategically or economically viable.  In accordance with the provisions of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, at December 31, 2003, we had $69.4 million of reserves recorded in our Consolidated Balance Sheet.  We closed these stores during first quarter 2004, eliminating approximately 995 employee positions, of which approximately 310 people were offered transfers to other stores.  These charges were accounted for as exit activities in connection with the acquisition, and we did not recognize a charge to income in our Consolidated Statements of Income.  Most of the cash expenditures for the facilities described above will be made over the remaining lives of the operating leases, which range from four months to 12 years.  At September 30, 2004, the remaining reserve in our Consolidated Balance Sheet was $50.6 million.

At September 30, 2004, approximately $36.0 million of the facility closure reserve liability was included in “Accrued liabilities, other,” and $73.9 million was included in “Other long-term liabilities.”  Facility closure reserve account activity was as follows:

	Lease Termination Costs	Severance	Other	Total
	(millions)
Facility closure reserve at December 31, 2003	$126.9	$0.8	$0.4	$128.1
Costs incurred and charged to expense/goodwill	5.7	4.7	0.2	10.6
Charges against the reserve	(25.5)	(3.1)	(0.2)	(28.8)

Facility closure reserve at September 30, 2004	$107.1	$2.4	$0.4	$109.9

Segment Discussion

We report our business results using five reportable segments:  OfficeMax, Contract; OfficeMax, Retail; Boise Building Solutions; Boise Paper Solutions; and Corporate and Other.  Material increases in balance sheet items, such as inventories, goodwill, accounts payable and debt, are primarily due to the OfficeMax, Inc., acquisition.

OfficeMax, Contract, markets and sells office supplies and paper, technology products and office furniture through field salespeople, catalogs, the Internet and stores.  OfficeMax, Retail, markets and sells office supplies and paper, technology products and office furniture through OfficeMax office supply superstores.  These superstores feature CopyMax® and FurnitureMax® in-store modules devoted to print-for-pay services and office furniture.  Boise Building Solutions manufactures, markets and distributes various products that are used for construction, while Boise Paper Solutions manufactures, markets and distributes uncoated free sheet papers, containerboard, corrugated containers, newsprint and market pulp.  Corporate and Other includes support staff services and related assets and liabilities.  The segments’ profits and losses are measured on operating profits before interest expense, income taxes, minority interest, extraordinary items and cumulative effect of accounting changes.

Results of Operations, Consolidated

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Sales	$3.7 billion	$2.1 billion	$10.6 billion	$5.9 billion
Income before cumulative effect of accounting changes	$61.1 million	$32.9 million	$175.0 million	$10.2 million
Cumulative effect of accounting changes, net of income tax	$—	$—	$—	$(8.8) million
Net income	$61.1 million	$32.9 million	$175.0 million	$1.4 million

Diluted income (loss) per common share
Diluted before cumulative effect of accounting changes	$0.63	$0.48	$1.81	$0.01
Cumulative effect of accounting changes, net of income tax	—	—	—	(0.15)

Diluted	$0.63	$0.48	$1.81	$(0.14)

	(percentage of sales)
Materials, labor and other operating expenses	77.7%	80.3%	78.2%	81.3%
Selling and distribution expenses	13.6%	10.6%	14.0%	11.1%
General and administrative expenses	2.1%	1.8%	2.1%	1.9%

Operating Results

Consolidated

For the three and nine months ended September 30, 2004, total sales increased 73% and 80%, compared with the same periods a year ago.  In both periods, total sales increased primarily because of the acquisition of OfficeMax, Inc., in December 2003 but were also aided by strong product prices in Boise Building Solutions and, to a lesser extent, increased sales in Boise Paper Solutions as a result of increased sales volume and prices.

For the three and nine months ended September 30, 2004, materials, labor and other operating expenses as a percentage of sales decreased 2.6% and 3.1%, respectively.  The decline was primarily because our newly acquired retail office products business has higher gross margins as a percentage of sales.  In both periods, excluding the impact of our retail office products segment, materials, labor and other operating expenses declined less than 1%.  The decrease was primarily attributable to higher sales in Boise Building Solutions due to increased product prices.

For the three and nine months ended September 30, 2004, selling and distribution expenses increased about 3%, compared with the same periods a year ago.  The increase was primarily because our retail office products segment has higher selling and distribution expenses as a percentage of sales.  Excluding the impact of our retail office products segment, selling and distribution expenses declined about 0.5% during the three and nine months ended September 30, 2004, compared with the same periods a year ago.  The decrease was primarily attributable to higher sales in Boise Building Solutions due to increased product prices.

During the three and nine months ended September 30, 2004, general and administrative expenses increased 0.3% and 0.2%, primarily due to higher payroll and benefit-related expenses.

During the nine months ended September 30, 2004, in “Other (income) expense, net,” we reported $91.8 million of income, compared with $14.1 million of expense in the same period a year ago.  In 2004, “Other (income) expense, net” included a $46.5 million pretax gain for the sale of our 47% interest in

Voyageur Panel to Ainsworth Lumber Co. Ltd., a $16.1 million pretax gain for the sale of timberlands, mostly in Idaho, and a $59.9 million pretax gain for the sale of approximately 79,000 acres of timberland in western Louisiana, offset by approximately $10.8 million of costs related to the sale of our paper, forest products and timberland assets, $9.3 million of OfficeMax integration costs, $7.1 million of costs related to the sale of our Yakima, Washington, plywood and lumber facilities and other miscellaneous income and expense items.

For the nine months ended September 30, 2003, “Other (income) expense, net” included a $10.1 million pretax charge for employee-related costs incurred in connection with our 2003 cost-reduction program.  As part of this program, we announced the termination of approximately 550 employees.  At September 30, 2004, we had terminated approximately 530 employees.  Under our severance policy, in first quarter 2003, we recorded these costs in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 112, Employers’ Accounting for Postemployment Benefits.  We recorded $9.2 million in the OfficeMax, Contract segment; $0.2 million in the Boise Paper Solutions segment and $0.7 million in our Corporate and Other segment.  Employee-related costs are primarily for severance payments, most of which were paid in 2003, with the remainder to be paid in 2004.  This item increased our net loss $6.1 million for the nine months ended September 30, 2003.

The reserve liability for the cost-reduction program is included in “Accrued liabilities, other” in the Consolidated Balance Sheets.  Reserve liability activity related to the 2003 charge is as follows:

Employee- Related Costs
(millions)
2003 expense recorded	$10.1
Charges against the reserve	(7.8)

Balance at December 31, 2003	2.3
Charges against the reserve	(1.4)
Reserves credited to income	(0.2)

Balance at September 30, 2004	$0.7

Equity in net income (loss) of affiliates was $0 and $4.0 million for the three months ended September 30, 2004 and 2003, and $6.3 million and $4.5 million for the nine months ended September 30, 2004 and 2003.  The variances were due to increased equity in earnings of Voyageur Panel, in which we had a 47% interest and accounted for under the equity method.  The increased equity in earnings of Voyageur Panel resulted from higher oriented strand board (OSB) prices in 2004 than in 2003.  In May 2004, we sold our equity interest to Ainsworth Lumber Co. Ltd. for $91.2 million of cash.  We recorded a $46.5 million pretax gain in “Other (income) expense, net” in our Boise Building Solutions segment.  This item increased net income $28.4 million after taxes for the nine months ended September 30, 2004.

Interest expense was $39.9 million and $31.7 million for the three months ended September 30, 2004 and 2003, and $121.0 million and $94.9 million for the nine months ended September 30, 2004 and 2003.  The variances were due to incremental interest expense directly related to higher debt levels in 2004, compared with 2003.  The higher debt levels in 2004 related to additional borrowings to provide cash for the OfficeMax, Inc., acquisition.

Our estimated annual effective tax provision rate for the nine months ended September 30, 2004, was 37.5%, compared with an effective tax benefit rate of 4.2% for the nine months ended September 30, 2003.  In 2003, we recorded a $10.1 million pretax charge for the 2003 cost-reduction program and a $2.9 million gain, which included a one-time tax benefit related to a favorable tax ruling, net of changes in other tax items.  Before these items, our 2003 tax provision rate was within 5% of our 2004 tax provision rate.  This difference was due to the sensitivity of the rates to changing income levels and the mix of domestic and foreign sources of income.

For the three and nine months ended September 30, 2004, income before the cumulative effect of accounting changes increased significantly, compared with the same periods a year ago.  The increase in third quarter 2004 resulted from increased income in our office products business due primarily to the OfficeMax, Inc., acquisition, increased income from operations in Boise Building Solutions due to strong product prices and increased income in our paper segment as a result of increased unit sales volumes and product prices.  The increase in income for the nine months ended September 30, 2004, compared with the same period a year ago, resulted from the same items listed for the three months ended, except that Boise Paper Solutions reported an operating loss before the timberlands sale during the nine months ended September 30, 2004, due to higher year-over-year manufacturing costs and operating difficulties experienced during first quarter 2004 (discussed below).  The nine months ended September 30, 2004, was favorably impacted by recording a $36.6 million after-tax gain for a Louisiana timberland sale and a $28.4 million after-tax gain on the sale of our 47% interest in Voyageur Panel (discussed below).

For the nine months ended September 30, 2003, the $8.8 million recorded in “Cumulative effect of accounting changes, net of income tax” consisted of an after-tax charge of $4.1 million, or 7 cents per share, for the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, which affects the way we account for landfill closure costs.  This statement requires us to record an asset and a liability (discounted) for estimated closure and closed-site monitoring costs and to depreciate the asset over the landfill’s expected useful life.  Previously, we accrued for the closure costs over the life of the landfill and expensed monitoring costs as incurred.  We also recorded an after-tax charge of $4.7 million, or 8 cents per share, for the adoption of Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor.  EITF 02-16 requires that vendor allowances reside in inventory with the product and be recognized when the product is sold, changing the timing of our recognition of these items and creating a one-time, noncash, cumulative-effect adjustment.

OfficeMax, Contract

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Sales	$1.1 billion	$0.9 billion	$3.3 billion	$2.8 billion
Segment income	$31.4 million	$31.0 million	$87.2 million	$75.5 million

	(millions)
Sales by Product Line
Office supplies and paper	$611.0	$555.0	$1,829.3	$1,661.3
Technology products	356.0	280.1	1,049.6	832.2
Office furniture	129.2	99.0	375.5	283.8

Sales by Geography
United States	$864.8	$712.4	$2,530.9	$2,103.6
International	231.4	221.7	723.5	673.7

Sales growth	17%	4%	17%	5%
Same-location sales growth	8%	4%	8%	5%

	(percentage of sales)

Gross profit margin	23.4%	24.2%	23.9%	23.9%
Operating expenses	20.5%	20.9%	21.2%	21.2%
Operating profit margin	2.9%	3.3%	2.7%	2.7%

Operating Results

During the three and nine months ended September 30, 2004, our contract segment reported total sales of $1.1 billion and $3.3 billion, up 17% in each period from $934.1 million and $2.8 billion during the same periods a year ago.  The total sales increase reflects incremental sales contributed by the

OfficeMax Direct business, which includes sales generated by OfficeMax field salespeople, catalogs and its E-commerce business.  In both periods, total sales for locations operating in both periods, including OfficeMax Direct 2003 sales on a pro forma basis, increased 7% in each period.  Period-over-period pro forma total sales comparisons increased in all product categories.  Compared with the three and nine months ended September 30, 2003, pro forma sales of office supplies and paper increased 5% in each period.  Pro forma sales of technology products increased 12% during the three months ended September 30, 2004, and 10% during the nine months ended September 30, 2004, while furniture sales increased 8% and 10%, respectively.

E-commerce sales increased over 40%, compared with E-commerce sales reported during the three and nine months ended September 30, 2003.  In both periods, E-commerce sales represented about 50% of the contract segment’s total sales.  The growth in E-commerce sales is due to the addition of the OfficeMax E-commerce business and growth at all other locations.

Our reported gross profit margin for the three months ended September 30, 2004, was 23.4%, down 0.8% from 24.2% in third quarter 2003.  The gross margin declined because we added OfficeMax Direct, which currently carries lower gross margins due to high occupancy and delivery costs.  Our OfficeMax Direct business consists of our OfficeMax business-to-consumer website, the OfficeMax catalog and our middle-market sales effort.  When we acquired OfficeMax, Inc., in December 2003, 17 delivery warehouses were serving its middle-market business.  We are working to reduce excess warehouse capacity and consolidate these operations with our contract distribution centers.  In addition, margins were constrained as new account growth was phased in during the quarter.  During the nine months ended September 30, 2004, our gross profit margin was 23.9%, consistent with the prior year.  Before the effect of the OfficeMax Direct business, our margins increased year over year, primarily due to increased purchasing synergies due to the OfficeMax, Inc., integration.

During third quarter 2004, operating expenses as a percentage of sales decreased 0.4%, compared with the same period a year ago, despite increased expenses associated with duplicative U.S. warehouse facilities.  The decline in operating expenses as a percentage of sales was due to leveraging fixed costs over higher sales as well as lower benefit expenses.  Year over year, operating expenses as a percentage of sales were flat, including 2004 OfficeMax integration costs and the costs incurred in connection with the 2003 cost-reduction program.  Excluding these items, operating expenses as a percentage of sales decreased 0.3% during the nine months ended September 30, 2004, compared with the same period a year ago.  The decline in operating expenses as a percentage of sales was due to leveraging fixed costs over higher sales as well as lower benefit expenses.

Our contract segment reported $31.4 million of operating income in third quarter 2004, nearly the same as income in last year’s third quarter but up 16% to $87.2 million from the $75.5 million reported during the nine months ended September 30, 2003.  The increase during the nine months ended September 30, 2004, was attributable to higher sales.

OfficeMax, Retail

	Three Months Ended September 25	Nine Months Ended September 25
	2004	2004

Sales	$1.1 billion	$3.3 billion
Segment income	$25.1 million	$43.8 million

	(millions)
Sales by Product Line
Office supplies and paper	$490.5	$1,340.0
Technology products	542.7	1,685.8
Office furniture	105.2	300.3

Sales by Geography
United States	$1,096.1	$3,209.8
International	42.3	116.3

	(percentage of sales)

Gross profit margin	26.7%	26.3%
Operating expenses	24.5%	25.0%
Operating profit margin	2.2%	1.3%

Operating Results

Sales for our retail office products segment, which consists of our OfficeMax office supply stores, were $1.1 billion, down 1% from pro forma sales in third quarter 2003.  Pro forma sales consist of OfficeMax, Inc., sales for the 13 weeks ended September 27, 2003.  The decrease was the result of closing 45 U.S. superstores during first quarter 2004.  Compared with third quarter 2003, same-store sales on a pro forma basis increased 1%.

For the nine months ended September 25, 2004, the retail segment reported sales of $3.3 billion, down 1% from pro forma sales in the same period a year ago.  Compared with the nine months ended September 27, 2003, same-store sales on a pro forma basis increased 2%.  The increase resulted from a higher dollar amount per customer transaction.

Our reported gross profit margins for the three and nine months ended September 25, 2004, were 26.7% and 26.3%.

Our retail segment reported $25.1 million and $43.8 million of income during the three and nine months ended September 25, 2004.  This year’s back-to-school season was somewhat weaker than we had expected.  In addition, results were hampered by hurricanes in the southeastern United States.  The storms caused temporary retail store closures, which led to lost sales and an estimated $3.0 million in lost income.

Boise Building Solutions

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Sales	$1.1 billion	$828.1 million	$3.0 billion	$2.1 billion
Segment income	$94.6 million	$56.4 million	$289.7 million	$57.8 million

Sales Volumes
Plywood (1,000 sq ft) (3/8” basis)	417,329	499,323	1,321,447	1,442,756
Particleboard (1,000 sq ft) (3/4” basis)	37,829	36,524	124,756	116,325
Lumber (1,000 board feet)	96,161	90,522	273,883	277,159
LVL (100 cubic feet)	32,902	28,431	91,292	74,179
I-joists (1,000 equivalent lineal feet)	63,152	60,275	174,819	154,080
Engineered wood products (sales dollars)	$130.6 million	$96.3 million	$337.4 million	$248.8 million
Building materials distribution (sales dollars)	$805.5 million	$602.7 million	$2.2 billion	$1.5 billion

Average Net Selling Prices
Plywood (1,000 sq ft) (3/8” basis)	$331	$291	$340	$247
Particleboard (1,000 sq ft) (3/4” basis)	320	243	305	230
Lumber (1,000 board feet)	575	446	553	419
LVL (100 cubic feet)	1,706	1,440	1,625	1,446
I-joists (1,000 equivalent lineal feet)	1,029	865	974	864

Operating Results

Fueled by continued strong plywood and lumber markets, Boise Building Solutions reported income of $94.6 million and $289.7 million for the three and nine months ended September 30, 2004, compared with $56.4 million and $57.8 million a year ago.  Third quarter 2004 results were aided by a $13.1 million pretax gain on the sale of timberlands, while year-to-date results were aided by a $15.3 million pretax gain on the sale of timberlands and by the sale of our 47% interest in Voyageur Panel in May 2004 to Ainsworth Lumber Co. Ltd. for $91.2 million of cash.  We recorded a $46.5 million pretax gain in “Other (income) expense, net.”  Prior to the sale, we accounted for the joint venture under the equity method.  Accordingly, segment results do not include the joint venture’s sales but do include $6.3 million of equity in earnings during the nine months ended September 30, 2004, and $4.0 million and $4.4 million of equity in earnings during the three and nine months ended September 30, 2003.  Before the gains recorded on the sale of timberlands and our interest in Voyageur Panel, segment income increased $25.1 million and $170.1 million, compared with the three and nine months ended September 30, 2003, due primarily to increased product prices.

Relative to the three and nine months ended September 30, 2003, building materials distribution sales increased 34% and 48% to $805.5 million and $2.2 billion due to strong pricing and increased sales volume because of strong demand in the building sector.  Building materials manufacturing sales of engineered wood products (laminated veneer lumber, wood I-joists and laminated beams) increased 36% in both periods, also due to strong pricing and increased sales volume.  As a result of increased demand from residential construction due to low interest rates, average plywood prices rose 14% to $331 per 1,000 square feet during third quarter 2004 and 38% to $340 per 1,000 square feet during the nine months ended September 30, 2004.  Average lumber prices increased approximately 30% in each period.  Lumber sales volume increased 6% due to stronger lumber markets in third quarter 2004 relative to third quarter 2003.  The volume of lumber sold during the nine months ended September 30, 2004, decreased 1%, and the volume of plywood declined during both the three and nine months ended September 30, 2004, because of the sale of our Yakima, Washington, facilities in February 2004.  The sale of our Yakima facilities did not have a material impact on our financial position or results of operations.

In 2001, we began construction of a new facility near Elma, Washington, to manufacture integrated wood-polymer building materials.  The plant has had a very difficult start-up, in part due to its unique manufacturing processes.  During the initial start-up, product quality met our expectations; however, production did not reach anticipated levels due to several technical complexities.  In February 2004, we announced we would temporarily discontinue production at the facility to allow us to make the technical improvements necessary to move to production status.  We are in the process of making the last of these technical improvements, increasing production staffing and readying the plant to resume production status.  This facility was not included in the sale to Boise Cascade, L.L.C.

Boise Paper Solutions

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003

Sales	$531.1 million	$474.2 million	$1.5 billion	$1.4 billion
Segment income	$20.8 million	$0.2 million	$47.6 million	$0.5 million

	(short tons)
Sales Volumes
Uncoated free sheet	374,000	353,000	1,134,000	1,057,000
Containerboard	174,000	170,000	484,000	482,000
Newsprint	102,000	101,000	311,000	296,000
Other	44,000	47,000	122,000	111,000

	694,000	671,000	2,051,000	1,946,000

	(per short ton)
Average Net Selling Prices
Uncoated free sheet	$745	$713	$714	$731
Containerboard	400	342	360	343
Newsprint	431	412	431	394

Operating Results

Boise Paper Solutions reported income of $20.8 million during third quarter 2004, compared with near-break-even results in third quarter 2003.  During third quarter 2004, a September hurricane cost the business approximately $2.8 million due to timber and mill damage and lost production at our pulp and paper mill in Jackson, Alabama.  Results were higher than those of a year ago because of higher unit sales volume (up 3%) and higher average paper prices (up 7%).  Average quarterly prices for uncoated free sheet were $32 per ton higher than in third quarter a year ago.  Average newsprint and containberboard prices increased $19 per ton and $58 per ton for the three months ended September 30, 2004, compared with the same period in 2003.

During the nine months ended September 30, 2004, Boise Paper Solutions reported operating income of $47.6 million.  In March 2004, we sold approximately 79,000 acres of timberland in western Louisiana for $84 million and recorded a $59.9 million pretax gain in “Other (income) expense, net.”  Before this item, the segment lost $12.3 million, compared with income of $0.5 million during the nine months ended September 30, 2003.  Contributing to the 2004 operating loss, before the timberland sale, were $2.8 million of costs and/or lost income due to timber and mill damage and lost production at our paper mill related to disruption from hurricanes in the southeastern United States, increased unit manufacturing costs and operating difficulties associated with adverse weather conditions and other production issues experienced during first quarter 2004.  Unit manufacturing costs increased 2% during the period, primarily due to 8% and 2% increases in fiber and chemical costs.

As evidence of strengthening markets, sales increased 7% during the nine months ended September 30, 2004, due to increased sales volumes and increased product prices.  During the nine months ended September 30, 2004, sales volumes were up in all of our product categories except containerboard, which was flat year over year.  Total sales volume increased 5%.  Weighted average paper prices increased 1%.  Average prices for containerboard and newsprint increased 5% and 9%, while average prices for uncoated free sheet decreased 2%.  We experienced less market-related downtime during the nine months ended September 30, 2004, than in the comparable period in 2003.

We took 50,000 tons of market-related downtime during the nine months ended September 30, 2004, compared with 139,000 tons during the nine months ended September 30, 2003.  Less curtailment reflects growing market demand and about 26% and 22% increases in office paper sold through OfficeMax during the three and nine months ended September 30, 2004.

We increased sales of value-added papers produced on our smaller machines during the three and nine months ended September 30, 2004.  Sales volumes for value-added grades produced on our smaller machines were up 16% and 12% for the three and nine months ended September 30, 2004.  The greatest areas of growth in these grades were label, release, and specialty paper, whose volume increased 42% on an annualized basis.  Value-added grades generally have higher unit costs than commodity grades but also have higher net sales prices and profit margins.  Overall, the average net selling price of our value-added grades during the nine months ended September 30, 2004, was $186 per ton higher than the average net selling price of our uncoated commodity grades.

Liquidity and Capital Resources

As of September 30, 2004, we had $2.5 billion of short-term and long-term debt.  With the proceeds from the sale of our paper, forest products and timberland assets, we repaid approximately $588 million of bank term loans and we made a contribution to our spun off pension plans of $46 million on October 29, 2004 (see Critical Accounting Estimates in this Management’s Discussion and Analysis of Financial Condition and Results of Operations).  On November 1, we redeemed $110 million of our Series D preferred stock.  On November 5, 2004, we repurchased approximately $1.046 billion principal amount of our public debt securities and paid premiums of $125 million, as we completed our current debt tender offers.  After the planned monetization of the timberland installment notes, we expect to make further reductions to our debt.

The following table summarizes the principal amount of debt repayments and premiums paid on October 29 and November 5, 2004:

	Principal Amount Tendered	Premiums Paid	Total
	(millions)
October 29, 2004 Debt Repayments
Term loan facilities	$460.0	$—	$460.0
Credit agreement due June 2005	128.0	—	128.0

	$588.0	$—	$588.0

November 5, 2004 Tender Settlement
6.50% Senior Notes due 2010	$286.3	$38.5	$324.8
7.00% Senior Notes due 2013	93.6	14.8	108.4
7.05% Notes due 2005	106.0	2.3	108.3
7.43% Notes due 2005	12.7	0.5	13.2
7.48% Notes due 2005	1.3	—	1.3
7.50% Notes due 2008	120.3	14.0	134.3
9.45% Debentures due 2009	114.3	26.4	140.7
7.45% Notes due 2011	49.6	6.8	56.4
7.90% Notes due 2012	17.0	2.8	19.8
7.35% Debentures due 2016	100.2	15.3	115.5
Senior Floating Rate Debentures due 2006 (ACES)	144.5	3.6	148.1

	$1,045.8	$125.0	$1,170.8

Operating Activities

For the first nine months of 2004, operations used $120.4 million in cash, compared with $167.5 million provided for the same period in 2003.  For the nine months ended September 30, 2004, items included in net income provided $540.1 million of cash, and unfavorable changes in working capital items used $660.5 million.  For the first nine months of 2003, items in net income provided $282.2 million of cash, and unfavorable changes in working capital items used $114.7 million.  Compared with the first nine months of 2003, the change in working capital items was primarily attributable to the OfficeMax, Inc., acquisition.

We have sold fractional ownership interests in a defined pool of trade accounts receivable.  At September 30, 2004, $120 million of sold accounts receivable were excluded from “Receivables” in our Consolidated Balance Sheet, compared with $250 million excluded at December 31, 2003.  During third quarter 2004, in anticipation of the sale of our paper, forest products and timberland assets, we stopped selling the receivables related to these businesses, reducing the receivables sold as part of this program at the end of the quarter.  The decrease at September 30, 2004, of $130 million in sold accounts receivable from the amount at December 31, 2003, used cash from operations in 2004.

Some of our U.S. employees are covered by noncontributory defined benefit pension plans.  The assets of the pension plans are invested primarily in common stocks, fixed-income securities and cash equivalents.  The market performance of these investments affects our recorded pension obligations, expense and cash contributions.  Pension expense for the nine months ended September 30, 2004, was $64.4 million, compared with $56.4 million in the same period a year ago.  These are noncash charges in our consolidated financial statements.  In 2004, the required minimum contribution to our pension plans was estimated to be $45 million to $50 million.  We previously announced plans to make pension contributions of $80 million to $120 million during 2004.  The transaction agreement with Boise Cascade, L.L.C., required us to fully fund the transferred spun off plans on an accumulated benefit obligation basis using a 6.25% liability discount rate.  As a result of the sale and because of minimum contribution requirements earlier in 2004, we contributed $233 million to the plans by September 30, 2004.  Of this amount, $200 million was contributed on September 14, 2004, in anticipation of the sale.  A final contribution of $46 million was made to the spun off pension plans on October 29, 2004, when the actuarial work was completed and the asset balances were known.  See “Critical Accounting Estimates” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information related to the status of our pension plans after the sale.

Our ratio of current assets to current liabilities was 1.06:1 at September 30, 2004, compared with 1.36:1 at September 30, 2003, and 1.27:1 at December 31, 2003.  The decrease in our ratio of current assets to current liabilities at September 30, 2004, resulted from incremental short-term borrowings to fund additional contributions to our pension plans and to fund increases in our working capital related to no longer selling a portion of our accounts receivable, and the reclassification of our revolver from “Long-term debt, less current portion” to “Current portion of long-term debt” in our September 30, 2004, Consolidated Balance Sheet.

Investment Activities

Cash used for investment activities was $32.8 million for the nine months ended September 30, 2004, compared with $162.8 million used for investment activities during the same period in 2003.  Cash expenditures of $234.2 million for property and equipment and timber and timberlands were offset by $186.9 million of proceeds from the sale of timberlands in Louisiana, the sale of our Yakima, Washington, plywood and lumber facilities and the sale of our Barwick, Ontario, Canada, OSB joint venture during the nine months ended September 30, 2004.  During the nine months ended September 30, 2003, cash expenditures for property and equipment and timber and timberlands totaled $155.1 million.  In both years, our property and equipment expenditures reflected the cost of facility improvements, facility and equipment modernization, energy and cost-saving projects and environmental compliance.  For the nine months ended September 30, 2004, property and equipment expenditures also included expenditures for leasehold improvements and new stores.

We previously announced plans to spend between $360 million and $380 million, excluding acquisitions, on capital investments in 2004.  As a result of the sale of our paper, forest products and timberland assets, we now expect to spend between $310 million and $330 million, excluding acquisitions.  Our capital spending in 2004 has been for leasehold improvements, new stores, quality and efficiency projects, replacement projects and ongoing environmental compliance.  During 2003, we spent

$12 million on environmental compliance and we expect to spend approximately $7 million in 2004 for environmental compliance related to the sold paper, forest products and timberland assets.

Financing Activities

Cash provided by financing was $196.6 million for the first nine months of 2004.  Cash provided by financing was $24.8 million for the first nine months of 2003.  Dividend payments totaled $45.6 million and $33.3 million for the first nine months of 2004 and 2003.  In both years, our quarterly dividend was 15 cents per common share.  The increase in dividends paid in 2004 was the result of more common shareholders after the OfficeMax, Inc., acquisition.

There were relatively no additions to long-term debt for the nine months ended September 30, 2004.  Payments of long-term debt in this period included $160 million under our revolving credit agreement, $40.0 million of medium-term notes and $22.0 million towards our unsecured credit agreement.  Additions to long-term debt for the nine months ended September 30, 2003, included $90.0 million under our revolving credit agreement, $50.0 million of 7.45% medium-term notes and $33.5 million for the sale-leaseback of equipment at our HomePlateTM siding facility that was accounted for as a financing arrangement.  Payments of long-term debt in this period included $90.0 million of medium-term notes.

At September 30, 2004 and 2003, we had $2.5 billion and $1.8 billion of debt outstanding.  At December 31, 2003, we had $2.3 billion of debt outstanding.  Our debt-to-equity ratio was 0.99:1 and 1.27:1 at September 30, 2004 and 2003.  Our debt-to-equity ratio was 0.98:1 at December 31, 2003.  Our September 30, 2004, debt-to-equity ratio decreased, compared with the same period a year ago, because the increase in equity from the stock issued in December 2003 for the OfficeMax, Inc., acquisition was greater than the increase in debt that resulted from the OfficeMax, Inc., acquisition.

We lease our store space and other property and equipment under operating leases.  These operating leases are not included in debt; however, they represent a significant commitment.  The minimum lease payment requirements for OfficeMax leases are $92.9 million for the last quarter of 2004, $354.4 million for 2005, $320.8 million for 2006, $276.2 million for 2007 and $248.4 million for 2008, with total payments thereafter of $1,102.7 million, for leases with remaining terms of more than one year.  These minimum lease payments do not include contingent rental expenses that may be paid based on a percentage in excess of stipulated amounts.  These future minimum lease payment requirements have not been reduced by minimum sublease rentals due in the future under noncancelable subleases.

As of the date of our consolidated financial statements, our debt structure consists of credit agreements, note agreements, adjustable conversion-rate equity securities and other borrowings.  See Note 11, Debt, of the Notes to Consolidated Financial Statements in “Item 8.  Financial Statements and Supplementary Data” of Boise Cascade Corporation’s 2003 Annual Report on Form 10-K for a listing of our debt.  Pieces of our debt structure at September 30, 2004, that are subject to variable interest rates or have recently changed are as follows:

Credit Agreements

In March 2002, we entered into a three-year, unsecured revolving credit agreement.  The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate.  Borrowings under the agreement were $50 million at September 30, 2004, and were classified in current portion of long-term debt.  In addition to these borrowings, $76.5 million of letters of credit reduced our borrowing capacity at September 30, 2004, to $433.5 million.  At September 30, 2004, our borrowing rate under the revolving credit agreement, including the facility fee on the drawn portion of the revolver, was 3.4%.  Letters of credit issued under the terms of the revolving credit were charged at a rate of 1.75%, including the facility fee.  In addition, we were charged a fee of 0.3% on the unused portion of our revolving credit balance.  We are also charged a 0.25% utilization fee when we utilize over 50% of our borrowing capacity under the agreement.  At September 30, 2004, we utilized less than 50% of our borrowing capacity.  We have entered into interest rate swaps to hedge the cash flow risk from the variable interest payments on $50 million of LIBOR-based debt, which gave us an effective interest rate of 5.3% for outstanding borrowings under the revolving credit agreement at September 30, 2004.  The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio and ceiling ratio of debt to capitalization.  At September 30, 2004, we were in compliance with these covenants.  Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum.  Our net worth at September 30, 2004, exceeded the defined minimum by $1,142.2 million.  When the agreement expires in June 2005, any amount outstanding will be due and payable.

In December 2003, we entered into a 19-month, unsecured credit agreement with 13 major financial institutions.  Under the agreement, we borrowed $150 million at variable interest rates based on either the LIBOR or the prime rate.  Borrowings under the agreement were $128.0 million at September 30, 2004.  At September 30, 2004, our borrowing rate under the agreement was 3.9%.  The credit agreement contains financial covenants that are essentially the same as those in our revolving credit agreement discussed above, except that the terms require that the net proceeds of asset sales in excess of the first $100 million be used to reduce the loan balance.  The agreement also states that a lien of two times the outstanding balance will be applied to our inventory if our credit ratings fall to either BB- or Ba3 or lower.  The credit agreement was paid in full on October 29, 2004.

Adjustable Conversion-Rate Equity Securities

In December 2001, we issued 3,450,000 7.5% adjustable conversion-rate equity security units (ACES) to the public at an aggregate offering price of $172.5 million. The units trade on the New York Stock Exchange under the ticker symbol BEP.  At the time of issuance, there were two components of each unit.  Investors received a preferred security issued by Boise Cascade Trust I (the trust), a statutory business trust wholly owned by the company, with a liquidation amount of $50.  These preferred securities were mandatorily redeemable in December 2006.  Investors also entered into a contract to purchase $50 worth of our common shares, subject to a collar arrangement.  The trust used the proceeds from the offering to purchase debentures issued by Boise Cascade Corporation (now OfficeMax).  These debentures were 7.5% senior, unsecured obligations that matured in December 2006.

On September 16, 2004, we dissolved the trust and distributed the debentures to the unit holders in exchange for their preferred securities.  Also on that date, the remarketing of $144.5 million of these securities was completed.  In connection with the remarketing, the 7.5% interest rate on the debentures was reset to 2.75% over the average of the interbank offered rates for three-month LIBOR on the third business day before the prior quarter’s interest payment date.  The 2.75% over LIBOR rate will decrease (or increase) by 0.25% if at any time Standard and Poor’s Corporation’s and Moody’s Investor Service, Inc.’s rating agencies raise (or lower) their ratings of the debentures.  The first interest payment on the debentures at the reset rate will be made on December 16, 2004, at a rate of 4.62% per annum (subject to changes for ratings changes).  On November 5, 2004, we repurchased $144.5 million of these debentures pursuant to a tender offer for these securities.  As of November 5, 2004, $28 million of the debentures remained outstanding.  The outstanding debentures will mature in December 2006.

On December 16, 2004, investors will fulfill their purchase contracts and receive between 1.2860 and 1.5689 of our common shares for each unit, depending on the average trading price of our common stock over a 20 trading day period ending on the third trading day immediately preceding the stock purchase date.  We will receive $50 per unit or $172.5 million as a result of these contract fulfillments.

In December 2003, the FASB issued a revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities.  Interpretation No. 46, as revised, required us to reclassify the $172.5 million of ACES from “Minority interest” to “Debt” in our Consolidated Balance Sheets and recognize distributions on these securities as “Interest expense” rather than “Minority interest, net of income tax” in our Consolidated Statements of Income (Loss).  As allowed by the FASB’s revised Interpretation No. 46, prior years’ financial statements were reclassified to conform with the current year’s presentation.   In all periods presented, there was no net effect on earnings, and the reclassification of these securities to debt did not affect our financial covenants.

Other

In April and May 2004, we entered into two interest rate swaps with notional amounts of $50 million each.  These swaps converted $100 million of fixed-rate $150 million 7.50% debentures to variable-rate debt based on six-month LIBOR plus approximately 3.9% for the April swap and 3.8% for the May swap.  In March 2002, we entered into an interest rate swap with a notional amount of $50 million.  This swap converted $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%.  In September 2004, we settled the swaps in anticipation of tendering for the underlying debt instruments.

At September 30, 2004 and 2003, we had $452.4 million and $7.2 million of short-term borrowings outstanding.  Changes in short-term borrowings primarily reflect the addition of two $200 million term loan facilities in September 2004 to fund incremental contributions to our pension plans and to decrease our accounts receivable financing.  In addition, during second quarter 2004, we added two $20 million floating-rate term loans.  The interest rates on the $20 million term loans are variable rates based on either the LIBOR or the prime rate.  The $20 million term loans were scheduled to expire in May 2005.  On October 29, 2004, we repaid the two $200 million and two $20 million term loans with the proceeds from the sale.  The minimum and maximum amounts of combined short-term borrowings outstanding were $6.2 million and $493.7 million during the nine months ended September 30, 2004, and were $0 and $117.4 million during the nine months ended September 30, 2003.  The average amounts of short-term borrowings outstanding during the nine months ended September 30, 2004 and 2003, were $61.6 million and $40.2 million.  The average interest rates for these borrowings were 2.6% for 2004 and 2.0% for 2003.

At September 30, 2003, we had $143 million of unused borrowing capacity registered with the SEC for additional debt securities.

Contractual Obligations

In the table below, we set forth our enforceable and legally binding obligations as of September 30, 2004.  As a result of the sale, we have a significant change in our long-term contractual obligations and commitments.  To portray what management estimates will be OfficeMax’s future contractual obligations and commitments, we have separated the obligations of OfficeMax and the paper, forest products and timberland operations below.  Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors.  Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
	Remainder of 2004	2005-2006	2007-2008	Thereafter	Total
	(millions)
Debt (a)
OfficeMax
Short-term borrowings	$412.4	$40.0	$—	$—	$452.4
Long-term debt, including current portion	41.0	458.3	188.4	1,166.2	1,853.9
Adjustable conversion-rate equity securities	—	172.5	—	—	172.5
Operating leases (b) (c)
OfficeMax	92.9	675.2	524.6	1,102.7	2,395.4
Forest products operations	4.0	30.4	24.4	150.8	209.6
Purchase obligations (d)
OfficeMax	6.6	13.2	1.4	1.3	22.5
Forest products operations	38.0	161.9	31.2	1.9	233.0
Other long-term liabilities reflected on our consolidated balance sheet (e)
OfficeMax	15.1	104.1	44.6	621.1	784.9
Forest products operations	0.1	28.6	35.5	58.5	122.7

	$610.1	$1,684.2	$850.1	$3,102.5	$6,246.9

(a)                                  Included in long-term debt are amounts owed on our note agreements, revenue bonds and credit agreements at September, 30, 2004.  These borrowings are further explained in Note 11, Debt, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in Boise Cascade Corporation’s 2003 Form 10-K and in Note 15, Debt, of this Form 10-Q.  The table assumes our long-term debt is held to maturity.  However, subsequent to the sale, we repaid $1.6 billion principal amount of debt with the proceeds from the sale of our paper, forest products and timberland assets (see “Liquidity and Capital Resources” in this

Management’s Discussion and Analysis of Financial Condition and Results of Operations).

(b)                                 We enter into operating leases in the normal course of business.  We lease our retail store space as well as other property and equipment under operating leases.  Some of our retail store leases require percentage rentals on sales above specified minimums and contain escalation clauses.  These minimum lease payments do not include contingent rental expense.  Some lease agreements provide us with the option to renew the lease or purchase the leased property.  Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements.  For more information, see Note 7, Leases, of the Notes to Consolidated Financial Statements in “Item 8.  Financial Statements and Supplementary Data” in Boise Cascade Corporation’s 2003 Form 10-K.  OfficeMax is contingently liable for the paper, forest products and timberland assets operating leases.

(c)                                  Lease obligations for facility closures are included in operating leases.

(d)                                 Purchase obligations include obligations for raw materials, utilities, capital spending and other.  These obligations are subject to change based on, among other things, the effect of governmental laws and regulations, our manufacturing operations not operating in the normal course of business and timber availability.

(e)                                  The current portion of our pension liabilities are also included.

In accordance with our joint-venture agreement, the minority owner of our subsidiary in Mexico, OfficeMax de Mexico, can require us to purchase its 49% interest in the subsidiary if earnings targets are achieved.  At September 30, 2004, OfficeMax de Mexico had met these earnings targets.  These earnings targets are calculated quarterly on a rolling four-quarter basis.  Accordingly, the targets can be achieved in one quarter but not in the next.  When the earnings targets are achieved and the minority owner elects to put its ownership interest, the purchase price would be equal to fair value, calculated based on both the subsidiary’s earnings for the last four quarters before interest, taxes, and depreciation and amortization and the current market multiples of similar companies.  The fair value purchase price estimate at September 30, 2004, was estimated to be $25 million to $30 million.  This contingent obligation is not included in the table above.

In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services and raw materials entered into in the normal course of business.  In addition, pursuant to an Additional Consideration Agreement between OfficeMax and Boise Cascade, L.L.C., we may be required to make substantial cash payments to, or receive substantial cash payments from, Boise Cascade, L.L.C.  Under the Additional Consideration Agreement, the transaction proceeds may be adjusted upward or downward based on paper sales prices during the six years following the closing date.  Over that period, we could pay Boise Cascade, L.L.C., a maximum annual amount of $45 million, subject to a maximum aggregate cap of $125 million, during the life of the contract, or Boise Cascade, L.L.C., could pay us a maximum annual amount of $45 million, subject to a maximum aggregate cap of $125 million, during the life of the contract, in each case net of payments received.

Off-Balance-Sheet Activities and Guarantees

For information on off-balance-sheet activities and guarantees, see Boise Cascade Corporation’s Annual Report on
Form 10-K for the year ended December 31, 2003.  The following represent changes to the guarantees disclosed in Boise Cascade Corporation’s 2003 Annual Report on Form 10-K:

Boise Cascade Office Products Corporation and OfficeMax, Inc. (both wholly owned subsidiaries of OfficeMax Incorporated) guaranteed five of OfficeMax Incorporated’s term loan facilities.  At September 30, 2004, $460 million was outstanding under the term loans.  These borrowings were paid on October 29, 2004, with the proceeds from the sale.

Inflationary and Seasonal Influences

We believe inflation has not had a material effect on our financial condition or results of operations; however, there can be no assurance that we will not be affected by inflation in the future.  Our office products businesses are seasonal.  Sales in the second quarter and summer months are historically the slowest of the year.

Environmental Issues

For information on environmental issues, see Boise Cascade Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.  Environmental liabilities that do not relate to a sold location continue to be liabilities of OfficeMax, including liabilities related to the 16 active sites referenced in Note 18, Legal Proceedings and Contingencies, in Item 8.  “Financial Statements and Supplementary Data” in Boise Cascade Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Estimates

For information on critical accounting estimates, see Boise Cascade Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003, and the pension information disclosed below, which considers the effect of the asset sale on our pension plans.

Pensions

The transaction agreement with Boise Cascade, L.L.C., required us to spin off the portion of each of our pension plans relating to active employees who became employees of Boise Cascade, L.L.C., when the transaction closed.  We spun off the required portion of each plan and on the date of sale, sponsorship of the spun off plans transferred to Boise Cascade, L.L.C.  We continue to maintain the six qualified pension plans that existed immediately prior to the spin-off date for plan participants that did not become employees of Boise Cascade, L.L.C.  All of the pension liabilities in the retained plans are frozen.  Our active employees that are covered by the retained plans, as well as all of the inactive participants, are no longer accruing additional benefits.

We previously announced plans to make pension contributions of $80 million to $120 million during 2004.  The transaction agreement with Boise Cascade, L.L.C., required us to fully fund the transferred spun off plans on an accumulated benefit obligation basis using a 6.25% liability discount rate.  As a result of the sale and because of minimum contribution requirements earlier in 2004, we contributed $233 million to the plans by September 30, 2004.  Of this amount, $200 million was contributed on September 14, 2004, in anticipation of the sale.  A final contribution of $46 million was made to the spun off pension plans on October 29, 2004 when the actuarial work was completed and the asset balances were known.

Our September 30, 2004, balance sheet reflects $283.2 million of pension-related assets and $479.7 million of pension-related liabilities.  On the October 29, 2004, we transferred sponsorship of the spun-off pension plans to Boise Cascade, L.L.C.  The accumulated benefit obligation of the spun-off plans was $419 million based on a 6.25% liability discount rate.  Assets in the spun off plans were also $419 million.  Our retained accumulated benefit obligation, based on a 6.25% discount rate, and pension assets were $1.3 billion and $1.1 billion, respectively as of October 29, 2004.

Cautionary and Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects, are forward-looking statements.  You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate” and other similar expressions.  You can find examples of these statements throughout this report, including the Summary and Outlook section.  We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report.  We have listed below inherent risks and uncertainties that could cause our actual results to differ materially from those we project.  We do not assume an obligation to update any forward-looking statement.

Intense competition in our markets could harm our ability to achieve or maintain profitability.  The office products market is highly competitive.  Purchasers of office products have many options when purchasing office supplies and paper, technology products and office furniture.  We compete with worldwide contract stationers, large retail office products suppliers, direct-mail distributors, discount retailers, drugstores, supermarkets and thousands of local and regional contract stationers, many of whom have long-standing customer relationships.  Increased competition in the office products industry, together with increased advertising, has heightened price awareness among end-users.  Such heightened price awareness has led to margin pressure on office products.  Some of our competitors are larger than are we and have greater financial and other resources available to them, and there can be no assurance that we can continue to compete successfully with them.  Some of our competitors are also currently lower-cost distributors than we are and may be better able to withstand price declines and margin pressure.

Our retail business may face increased competition from well-established mass merchant retailers who have the financial and distribution abilities to compete effectively with us should they choose to (a) increase their presence in the office superstore, internet office supply or contract stationer business, or (b) substantially expand their office product offerings in their existing retail outlets.  We may also encounter significant competition in the areas of price and selection from merchants that focus heavily on internet sales, some of whom may operate few, if any stores and thereby limit their fixed costs.  In particular, they may be formidable competitors with respect to customers who are willing to look for the absolute lowest price without regard to the other attributes of our business model, including customer service.  In addition, increasing numbers of manufacturers of computer hardware, software and peripherals, including certain of our suppliers, have expanded their own direct marketing of products, particularly over the internet.  There is a possibility that any or all of these competitors could become more aggressive in the future, thereby increasing the number and breadth of our competitors, potentially having a material adverse effect on our retail business and results of our operations.

Economic conditions directly influence our operating results.  Economic conditions, both domestically and abroad, directly influence our operating results.  Current economic conditions, including the level of unemployment, may adversely affect our business and the results of operations.

We cannot ensure our integration efforts will be successful.  Our acquisition of OfficeMax, Inc., in December 2003, required the integration and coordination of our existing contract stationer operations with the retail operations of the acquired company.  Integrating and coordinating these operations involves complex operational and personnel-related challenges.  This process will continue to be time-consuming and expensive, may disrupt our day-to-day business activities and may not result in the full benefits we expect.  The difficulties, costs and delays that we could encounter include unanticipated issues in integrating information, communications and other systems; the loss of customers; unanticipated incompatibility of purchasing, logistics, marketing, paper sales and administration methods; and unanticipated costs of terminating or relocating facilities and operations.  There may also be negative effects associated with employee morale and performance because of job changes and reassignments.

We may be unable to open and remodel stores successfully.  Our business plans include the opening and remodeling of a significant number of retail stores, including the opening of 50 new stores in 2005.  For these plans to be successful, we must identify and lease favorable store sites, develop remodeling plans, hire and train associates and adapt management and operation systems to meet the needs of these operations.  These tasks are difficult to manage successfully.  If we are not able to open and remodel stores as quickly as we have planned, our future financial performance could be materially and adversely affected.  Further, we cannot ensure the new or remodeled stores will achieve the same sales or profit levels that we anticipate.  This is particularly true as we introduce different store formats and sizes or enter into new market areas.

We have more indebtedness than do some of our key competitors, which could adversely affect our cash flows, business and ability to fulfill our debt obligations.  Although we expect to repay a significant portion of this debt with the proceeds from the sale of our paper, forest products and timberland assets, we will still have more debt than will several of our key competitors.  Because we have more debt, we are required to dedicate a substantial portion of our cash flow from operations to repay debt.  This reduces the funds we have available for working capital, capital expenditures, acquisitions, new stores, store remodels and other purposes.  Similarly, our larger debt levels increase our vulnerability to, and limit our flexibility in planning for, adverse economic and industry conditions and create other competitive disadvantages compared with other companies with lower debt levels.

After the divestiture of our paper, forest products and timberland businesses, we will retain responsibility for any liabilities not directly associated with the day-to-day operations of those businesses.  These include liabilities related to environmental, tax, litigation and employee benefit matters.  Some of these retained liabilities could turn out to be significant, which could have a material adverse effect on our results of operations.  Our exposure to these liabilities could harm our ability to compete with other office products distributors, who would not typically be subject to similar liabilities.

Our continued equity interest in Boise Cascade, L.L.C., subjects us to the risks associated with the paper and forest products industry.  After the divestiture of our forest products businesses, we will have a continuing equity interest in Boise Cascade, L.L.C., and its affiliates.  We will also have an ongoing obligation to purchase paper from Boise Cascade, L.L.C.  These continuing interests subject us to market risks associated with the paper and forest products industry.  These industries are subject to cyclical market pressures.  Historical prices for products have been volatile, and industry participants have limited influence over the timing and extent of price changes.  The relationship between supply and demand in these industries significantly affects product pricing.  Demand for building products is driven mainly by factors such as new construction and remodeling rates, interest rates and weather.  The supply of paper and building products fluctuates based on manufacturing capacity, and excess capacity, both domestically and abroad, can result in significant variations in product prices.  The level of supply and demand for forest products will affect the value of our interest in Boise Cascade, L.L.C., and will influence the price we pay for paper.  Our exposure to these risks could decrease our ability to compete effectively with our competitors, who typically are not subject to such exposures.

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest and currency rates expose the company to financial market risk.  We occasionally use derivative financial instruments, such as interest rate swaps, rate hedge agreements, forward purchase contracts and forward exchange contracts, to hedge underlying debt obligations or anticipated transactions.  We do not use them for trading purposes.  For qualifying hedges, the interest rate differential is reflected as an adjustment to interest expense over the life of the swap or underlying debt.  Gains and losses related to qualifying hedges of foreign currency firm commitments and anticipated transactions are recorded in other comprehensive income (loss) and recognized in income as adjustments of carrying amounts when the hedged transactions occur.  Unrealized gains and losses on all other forward exchange contracts are included in current-period net income (loss).

On October 27, 2004, OfficeMax and its subsidiary, Boise Southern Company, each entered into a interest rate swap contract with J. Aron & Company, an affiliate of Goldman, Sachs & Co. The contracts were entered to hedge the interest rate risk associated with the planned issuance of debt securities by qualified special purpose entities (“QSPEs”) to be formed by the company.  The QSPEs will hold the $1.635 billion of 15-year timberland installment notes received in the company’s forest products divestiture transaction completed on October 29, 2004.  The company intends to issue non-recourse debt from the QSPEs in order to monetize a significant portion of the value of the notes received.

The OfficeMax swap was for a notional amount of $1.238 billion and the Boise Southern Company swap was for a notional amount $232 million.  Each contract is expected to be cash settled on or before December 20, 2004, in conjunction with the issuance of the QSPEs debt securities.  The value of the contracts at the settlement date will be influenced by changes in interest rates between now and the time the contracts are settled.  The settlement amount will be determined based on the settlement date market value of a 15-year floating-to-fixed rate interest rate swap with a fixed rate level of 4.9744%.

If long-term interest rates rise between now and the settlement date, the company would expect to receive a payment from J. Aron & Company largely offsetting the decline in the amount the company would be able to realize from the QSPEs debt issuance in the planned monetization transaction.  If long-term interest rates decline significantly between now and the settlement date, the company would expect to pay J. Aron & Company upon settlement; however, the company would expect to be able to achieve a higher level of monetization proceeds from the QSPEs debt issuance.

In April and May 2004, we entered into two interest rate swaps with notional amounts of $50 million each.  These swaps converted $100 million of fixed-rate $150 million 7.50% debentures to variable-rate debt based on six-month LIBOR plus approximately 3.9% for the April swap and 3.8% for the May swap.  In March 2002, we entered into an interest rate swap with a notional amount of $50 million.  This swap converted $50 million of fixed-rate $150 million 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%.  In September 2004, we settled the swaps in anticipation of tendering for the underlying debt instruments.

Effective January 2004, we entered into two electricity swaps that convert 7 and 36 megawatts of usage per hour to a fixed price.  These swaps expire December 31, 2004.  These swaps were designated as cash flow hedges.  The changes in the fair value of the swaps, net of taxes, were recorded in “Accumulated other comprehensive loss” in our Consolidated Balance Sheet.

In November 2003, we entered into a natural gas swap to hedge the variable cash flow risk on 25,000 MMBtu per day of natural gas usage to a fixed price.  The swap expired in March 2004.  In April 2004, we entered into a natural gas swap to hedge the variable cash flow risk on 2,520,000 MMBtu’s of gas allocated on a monthly basis to a fixed price.  The swap expired in October 2004.  The swaps were designated as cash flow hedges.  Accordingly, changes in the fair value of the swaps, net of taxes, were recorded in “Accumulated other comprehensive loss” in our Consolidated Balance Sheets.  The swaps were fully effective in hedging the changes in the index price of the hedged items.

In February 2001, we entered into two interest rate swaps with notional amounts of $50 million each, one that matured in February 2003 and one that matured in February 2004.  In November 2001, we entered into an interest rate swap with a notional amount of $50 million that will mature in November 2004.  The swaps hedged the variable cash flow risk from the variable interest payments on $50 million of our LIBOR-based debt in 2004 and $100 million in 2003.  The effective interest rates on the borrowings under the LIBOR-based unsecured revolving credit agreement, including the swaps, were 5.3% and 3.6% at September 30, 2004 and 2003.  Changes in the fair value of these swaps, net of taxes, were recorded in “Accumulated other comprehensive loss” and reclassified to “Interest expense” as interest expense was recognized on the LIBOR-based debt.  Amounts reclassified for the nine months ended September 30, 2004 and 2003, increased interest expense $1.2 million and $2.2 million, respectively.  Ineffectiveness related to these hedges was not significant.

We are exposed to credit-related risks in the event of nonperformance by counterparties to these utility and interest rate swaps.  However, we do not expect the counterparties, which are all major financial institutions, to fail to meet their obligations.

ITEM 4.            CONTROLS AND PROCEDURES

(a)                             As of the end of the period covered by this report, the chief executive officer and chief financial officer directed and supervised an evaluation of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934.  The evaluation was conducted to determine whether the company’s disclosure controls and procedures were effective in bringing material information about the company to the attention of senior management.  Based on that evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures are effective in alerting them in a timely manner to material information that the company is required to disclose in its filings with the Securities and Exchange Commission.

(b)                             Since our evaluation, we have sold our forest products assets to Boise Cascade, L.L.C., and its affiliates.  As part of this transaction we entered into a Mutual Administrative Services Agreement under which Boise Cascade, L.L.C., will provide corporate staff services to OfficeMax.  These services include financial, legal, human resources and investor relations services.  Because Boise Cascade, L.L.C., employees were previously providing many of these services to OfficeMax, we believe neither the sale of the forest products assets nor the resulting changes in the provision of administrative services will significantly affect the design or operation of our disclosure controls and procedures.

PART II - OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

(c)           For information concerning legal proceedings, see Boise Cascade Corporation’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning our stock repurchases during the three months ended September 30, 2004:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs

July 1 - July 31, 2004	315	$34.80	315	4,253,298
August 1 - August 31, 2004	80	$31.43	80	4,253,218
September 1 - September 30, 2004	102	$31.76	102	4,253,116

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

OFFICEMAX INCORPORATED

/s/ Theodore Crumley
Theodore Crumley
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Date: November 9, 2004

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2004

Number		Description
3.1		Restated Certificate of Incorporation, as restated to date

3.2		Bylaws as amended October 29, 2004

10.1	*	Paper Purchase Agreement between Boise White Paper, L.L.C., OfficeMax Contract, Inc., and OfficeMax North America, Inc.

10.2		Additional Consideration Agreement between Boise Cascade Corporation and Boise Cascade, L.L.C., dated October 29, 2004

10.3		Installment Note for $559,500,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Cascade Corporation (Initial Holder) dated October 29, 2004

10.4		Installment Note for $258,000,000 between Boise Land & Timer, L.L.C. (Maker) and Boise Southern Company (Initial Holder) dated October 29, 2004

10.5		Installment Note for $817,500,000 between Boise Land & Timber II, L.L.C. (Maker) and Boise Cascade Corporation (Initial Holder) dated October 29, 2004

10.6		Guaranty by Wachovia Corporation dated October 29, 2004

10.7		Guaranty by Lehman Brothers Holdings Inc. dated October 29, 2004

10.8		Employment Agreement between Boise Cascade Office Products Corporation and Gary Peterson dated December 10, 2003

10.9		Employment Agreement between Boise Cascade Office Products Corporation and Phillip P. DePaul dated December 10, 2003

10.10		Employment Agreement between Boise Cascade Corporation and George J. Harad dated October 29, 2004

10.11		Registration Rights Agreement among Boise Cascade Corporation, Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004

10.12		Registration Rights Agreement among Kooskia Investment Corporation, Forest Products Holdings, L.L.C., and Boise Land & Timber Holdings Corp., dated October 29, 2004

10.13		Boise Cascade Holdings, L.L.C., Operating Agreement dated October 29, 2004

10.14		Securityholders Agreement among Boise Cascade Corporation, Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004

10.15		Stockholders Agreement among Kooskia Investment Corporation, Forest Products Holdings, L.L.C., and Boise Land & Timber Holdings Corp., dated October 29, 2004

11		Computation of Per-Share Income (Loss)

12.1		Ratio of Earnings to Fixed Charges

12.2		Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements

31.1		CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32		Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated

* Confidential treatment requested; confidential portions filed separately with the Securities and Exchange Commission.

HomePlate is a trademark of OfficeMax Incorporated.

Boise is a trademark of Boise Cascade, L.L.C.