Form 10-Q/A
period 2004-03-31
OFFICEMAX INC
filed 2005-03-16
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q/A

AMENDMENT NO. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number:  1-5057

OFFICEMAX INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	82-0100960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

150 Pierce Road Itasca, Illinois	60143
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).      Yes  ☒     No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 30, 2004
Common Stock, $2.50 par value	87,660,674

OFFICEMAX INCORPORATED

FORM 10-Q/A

INTRODUCTORY NOTE

This Amendment No. 1 to quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend the company’s quarterly report on Form 10-Q for the quarter ended March 31, 2004, which was originally filed on May 7, 2004 (“Original Form 10-Q”).  Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of Items 1, 2 and 4 of Part I and Item 6 of Part II, as amended, as well as certain currently dated certifications.  Unaffected items have not been repeated in this Amendment No.1.

Based on the results of an investigation into the company’s accounting for vendor income that began in the fourth quarter of 2004, the company concluded in February 2005 that it overstated operating income in the first quarter of 2004 by $7.1 million and understated operating income by $1.1 million and $1.7 million in the second and third quarters of 2004, respectively.  Net income was overstated by $4.3 million in the first quarter of 2004 and understated by $0.7 million and $1.0 million in the second and third quarters of 2004, respectively.  The company’s financial statements as of and for the year ended December 31, 2003, were not materially impacted.  See Note 22 to the accompanying consolidated financial statements for a discussion of the adjustment.

Other than the change in our company name, as mentioned below, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q, which was filed on May 7, 2004.  Such events include, among others, the events described in the company’s quarterly reports on Forms 10-Q for the quarters ended June 30, 2004, and September 30, 2004, and the events described in the company’s current reports on Form 8-K filed after the filing of the Original Form 10-Q. This Amendment No. 1 is effective for all purposes as of May 7, 2004.

On October 29, 2004, we sold our paper, forest products and timberland assets to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC.  In connection with the sale, we changed our company’s name from Boise Cascade Corporation to OfficeMax Incorporated, and the names of our office products segments were changed from Boise Office Solutions to OfficeMax, Contract and OfficeMax, Retail.  The Boise Cascade Corporation and Boise Office Solutions names were used in documents furnished to or filed with the Securities and Exchange Commission prior to the sale.  The new names of our company and of our office products segments have been used in this Form 10-Q/A, where applicable.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION		4

Item 1.	Financial Statements (Restated)	4
	Notes to Quarterly Consolidated Financial Statements (Restated and Unaudited)	8
	1. Basis of Presentation	8
	2. OfficeMax, Inc. Acquisition	8
	3. OfficeMax, Inc. Integration	10
	4. Net Income (Loss) Per Common Share	11
	5. Stock-Based Compensation	12
	6. Other (Income) Expense, Net	14
	7. Income Taxes	14
	8. Comprehensive Income (Loss)	14
	9. Accounting Changes	15
	10. Investments in Equity Affiliates	15
	11. Inventories	16
	12. Deferred Software Costs	16
	13. Goodwill and Intangible Assets	16
	14. Debt	17
	15. Financial Instruments	18
	16. Retirement and Benefit Plans	19
	17. 2003 Cost-Reduction Program	19
	18. Recently Adopted Accounting Standards	20
	19. Segment Information	21
	20. Commitments and Guarantees	22
	21. Legal Proceedings and Contingencies	22
	22. Restatement of Previously Issued Financial Statements	22

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)	25
	Summary and Outlook	25
	Results of Operations, Consolidated	29
	OfficeMax, Contract	32
	OfficeMax, Retail	33
	Boise Building Solutions	34
	Boise Paper Solutions	35
	Liquidity and Capital Resources	36
	Timber Supply and Environmental Issues	39
	Critical Accounting Estimates	39
	Cautionary and Forward-Looking Statements	39

Item 4.	Controls and Procedures	42

PART II - OTHER INFORMATION		43

Item 6.	Exhibits and Reports on Form 8-K	43

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income (Loss)
(thousands, except per-share amounts)

	Three Months Ended March 31
	2004
	(Restated)	2003
	(unaudited)

Sales	$3,529,654	$1,853,243

Costs and expenses
Materials, labor, and other operating expenses	2,769,559	1,515,189
Depreciation, amortization, and cost of company timber harvested	98,349	75,582
Selling and distribution expenses	506,432	214,162
General and administrative expenses	72,889	35,373
Other (income) expense, net	(46,661)	11,152

	3,400,568	1,851,458

Equity in net income (loss) of affiliates	5,067	(59)

Income from operations	134,153	1,726

Interest expense	(40,652)	(32,191)
Interest income	484	114
Foreign exchange gain	180	956

	(39,988)	(31,121)

Income (loss) before income taxes, minority interest, and cumulative effect of accounting changes	94,165	(29,395)
Income tax (provision) benefit	(34,200)	10,652

Income (loss) before minority interest and cumulative effect of accounting changes	59,965	(18,743)
Minority interest, net of income tax	(842)	—

Income (loss) before cumulative effect of accounting changes	59,123	(18,743)
Cumulative effect of accounting changes, net of income tax	—	(8,803)

Net income (loss)	59,123	(27,546)
Preferred dividends	(3,366)	(3,266)

Net income (loss) applicable to common shareholders	$55,757	$(30,812)

Net income (loss) per common share
Basic before cumulative effect of accounting changes	$0.65	$(0.38)
Cumulative effect of accounting changes, net of income tax	—	(0.15)

Basic	$0.65	$(0.53)

Diluted before cumulative effect of accounting changes	$0.61	$(0.38)
Cumulative effect of accounting changes, net of income tax	—	(0.15)

Diluted	$0.61	$(0.53)

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands)

	March 31
	2004		December 31
	(Restated)	2003	2003
	(unaudited)
ASSETS
Current
Cash and cash equivalents	$249,679	$85,256	$124,879
Receivables, less allowances of $10,921, $12,206, and $10,865	715,150	481,639	574,219
Inventories	1,589,969	676,707	1,609,811
Deferred income taxes	143,495	63,601	132,235
Other	88,913	36,145	60,148

	2,787,206	1,343,348	2,501,292

Property
Property and equipment
Land and land improvements	86,397	72,277	87,703
Buildings and improvements	893,992	739,997	890,871
Machinery and equipment	4,957,448	4,676,910	4,905,012

	5,937,837	5,489,184	5,883,586
Accumulated depreciation	(3,141,586)	(2,962,806)	(3,058,527)

	2,796,251	2,526,378	2,825,059
Timber, timberlands, and timber deposits	306,736	326,583	330,667

	3,102,987	2,852,961	3,155,726

Goodwill	1,139,822	409,500	1,107,292
Intangible assets, net	217,201	24,997	218,196
Investments in equity affiliates	49,362	35,553	44,335
Other assets	348,592	304,570	349,318

Total assets	$7,645,170	$4,970,929	$7,376,159

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets (continued)
(thousands, except share amounts)

	March 31
	2004		December 31
	(Restated)	2003	2003
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Short-term borrowings	$70,948	$14,800	$5,188
Current portion of long-term debt	47,940	90,654	83,016
Income taxes payable	3,485	7,535	694
Accounts payable	1,128,464	519,083	1,255,303
Accrued liabilities
Compensation and benefits	302,336	208,638	317,934
Interest payable	40,412	24,655	34,130
Other	368,645	143,552	280,646

	1,962,230	1,008,917	1,976,911

Debt
Long-term debt, less current portion	2,179,202	1,472,670	1,999,876
Adjustable conversion-rate equity security units	172,500	172,500	172,500
Guarantee of ESOP debt	19,087	51,448	19,087

	2,370,789	1,696,618	2,191,463

Other
Deferred income taxes	80,557	159,547	43,311
Compensation and benefits	569,073	668,260	564,331
Other long-term liabilities	255,661	58,971	256,355

	905,291	886,778	863,997

Minority interest	21,617	—	20,154

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock — no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 4,117,827, 4,218,361, and 4,117,827 shares outstanding	185,302	189,826	185,302
Deferred ESOP benefit	(19,087)	(51,448)	(19,087)
Common stock — $2.50 par value; 200,000,000 shares authorized; 87,441,759, 58,291,781, and 87,137,306 shares outstanding	215,598	145,729	214,805
Additional paid-in capital	1,243,095	474,715	1,228,694
Retained earnings	948,976	917,175	907,738
Accumulated other comprehensive loss	(188,641)	(297,381)	(193,818)

Total shareholders’ equity	2,385,243	1,378,616	2,323,634

Total liabilities and shareholders’ equity	$7,645,170	$4,970,929	$7,376,159

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(thousands)

	Three Months Ended March 31
	2004
	(Restated)	2003
	(unaudited)
Cash provided by (used for) operations
Net income (loss)	$59,123	$(27,546)
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(5,067)	59
Depreciation, amortization, and cost of company timber harvested	98,349	75,582
Deferred income tax provision (benefit)	27,454	(13,304)
Minority interest, net of income tax	842	—
Pension and other postretirement benefits expense	26,936	20,529
Cumulative effect of accounting changes, net of income tax	—	8,803
Other	5,487	(956)
Gain on sale of assets	(60,162)	—
Receivables	(137,480)	(47,848)
Inventories	18,684	33,508
Accounts payable and accrued liabilities	(71,401)	(7,434)
Current and deferred income taxes	221	(16,645)
Pension and other postretirement benefits payments	(23,299)	(2,806)
Other	(42,603)	20,419

Cash provided by (used for) operations	(102,916)	42,361

Cash provided by (used for) investment
Expenditures for property and equipment	(67,583)	(43,419)
Expenditures for timber and timberlands	(2,754)	(2,253)
Proceeds from equity affiliates	40	29
Sale of assets	92,827	—
Other	(1,786)	(1,823)

Cash provided by (used for) investment	20,744	(47,466)

Cash provided by (used for) financing
Cash dividends paid
Common stock	(12,888)	(8,743)
Preferred stock	—	(30)

	(12,888)	(8,773)
Short-term borrowings	65,760	(13,200)
Additions to long-term debt	180,039	120,000
Payments of long-term debt	(36,017)	(70,159)
Other	10,078	(2,659)

Cash provided by financing	206,972	25,209

Increase in cash and cash equivalents	124,800	20,104
Balance at beginning of the year	124,879	65,152

Balance at March 31	$249,679	$85,256

See accompanying notes to consolidated financial statements.

Notes to Quarterly Consolidated Financial Statements (Restated and Unaudited - See Note 22, Restatement of Previously Issued Financial Statements, for a discussion of the restatement.)

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

Certain amounts in prior years’ financial statements have been reclassified to conform with the current year’s presentation.  These reclassifications did not affect net income (loss).

2.             OfficeMax, Inc. Acquisition

On December 9, 2003, we completed our acquisition of OfficeMax, Inc.  We acquired 100% of the voting equity interest.  OfficeMax, Inc. is now a subsidiary of OfficeMax Incorporated, and the results of OfficeMax, Inc.’s operations after December 9, 2003, are included in our consolidated financial statements.  OfficeMax, Inc. is a retail distributor of office supplies and paper, technology products, and office furniture.  Our OfficeMax, Inc. superstores feature CopyMax® and FurnitureMax® in-store modules devoted to print-for-pay services and office furniture.  OfficeMax, Inc. has operations in the United States, Puerto Rico, and the U.S. Virgin Islands and a 51%-owned joint venture in Mexico.

The aggregate consideration paid for the acquisition was as follows:

(thousands)

Fair value of common stock issued	$808,172
Cash consideration for OfficeMax, Inc. common shares exchanged	486,738
Transaction costs	20,000

1,314,910
Debt assumed	81,627

$1,396,537

We paid OfficeMax, Inc. shareholders $1.3 billion for the acquisition, paying 60% of the purchase price in OfficeMax common stock (at the time Boise Cascade Corporation common stock) and 40% in cash.  OfficeMax, Inc. shareholders had the opportunity to elect to receive cash or stock for their shares.  Each shareholder’s election was subject to proration, depending on the elections of all OfficeMax, Inc. shareholders.  As a result of this proration, OfficeMax, Inc. shareholders electing stock received approximately .230419 shares of stock and $3.1746 in cash for each of their OfficeMax, Inc. shares.  Fractional shares were paid in cash.  OfficeMax, Inc. shareholders electing cash or who had no consideration preference, as well as those shareholders who made no effective election, received $9.333 in cash for each of their OfficeMax, Inc. shares.  After the proration, the $1.3 billion paid to OfficeMax, Inc. shareholders consisted of $486.7 million in cash and the issuance of 27.3 million common shares valued at $808.2 million.  The value of the common shares issued was determined based on the average market price of our common shares over a ten-day trading period before the acquisition closed on December 9, 2003.

We summarized the estimated fair values of assets acquired and liabilities assumed for the OfficeMax, Inc. acquisition in Note 2, OfficeMax Acquisition, in “Item 8.  Financial Statements and Supplementary Data” in our 2003 Annual Report on Form 10-K.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.  During first quarter 2004, we recorded $30.5 million of purchase price adjustments that increased the recorded amount of goodwill.  The adjustments were related to adjustments to the recorded amounts of accounts receivable, liability accruals as well as severance accruals for the consolidation of one OfficeMax, Inc. customer service center and consolidation of headquarters administrative staff.

Pro Forma Financial Information

The following table summarizes unaudited pro forma financial information assuming we had acquired OfficeMax, Inc. on January 1, 2003.  The unaudited pro forma financial information uses OfficeMax, Inc.’s data for the months corresponding to our March 31 quarter-end.  This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position.  We have not finalized our integration plans.  Accordingly, this pro forma information does not include all costs related to the integration.  When the costs are determined, they will either increase the amount of goodwill recorded or decrease net income, depending on the nature of the costs.  We also expect to realize operating synergies.  Synergies will come from offering more products and services across more customer channels, purchasing leverage from increased scale, and reduced costs in logistics, marketing, and administration.  The pro forma information does not reflect these potential expenses and synergies.

Three Months Ended March 31, 2003
(thousands, except per-share amounts)

Sales	$3,153,335

Net loss before cumulative effect of accounting changes	$(8,846)
Cumulative effect of accounting changes, net of income tax	(8,803)

Net loss	$(17,649)

Net loss per common share
Basic and diluted before cumulative effect of accounting changes	$(0.14)
Cumulative effect of accounting changes, net of income tax	(0.10)

Basic and diluted	$(0.24)

3.             OfficeMax, Inc. Integration

Integration Charges

Increased scale as a result of the OfficeMax, Inc. acquisition has allowed us to evaluate the combined office products business to determine what opportunities for consolidation of operations may be appropriate.  Closures or consolidation of acquired facilities identified in the integration planning process are accounted for as exit activities in connection with the acquisition and charged to goodwill.  Charges for all other closures and consolidations have been recognized in our Consolidated Statement of Income.

During the three months ended March 31, 2004, we incurred approximately $8.9 million of integration costs as the business began to consolidate distribution centers, customer service centers, and administrative staff.  Approximately $6.1 million of the costs are included in “Other (income) expense, net,” and $2.8 million are included in “Selling and distribution expenses.”  They are as follows:

Three Months Ended March 31, 2004
(thousands)

Severance	$4,622
Write-down of long-lived assets	1,444
Professional fees	1,433
Other integration costs	1,381

$8,880

Facility Closure Reserves

During first quarter 2004, we announced plans to destock four of our 59 U.S. distribution centers and close two of eight customer service centers.  We expect to destock the four U.S. distribution centers by the end of third quarter 2004 and close the customer service centers during second quarter 2004, eliminating approximately 460 employee positions.  At March 31, 2004, we had accrued for approximately $2.8 million of costs associated with these closures in our Consolidated Balance Sheet.  We are working on a plan to reduce the total number of U.S. distribution centers from 59 at December 31, 2003, to 25 to 30 by the end of 2006.  We will account for the additional closures when management formalizes its plans.  When the costs are determined, they will either increase the amount of goodwill recorded or decrease net income.

Prior to our acquisition of OfficeMax, Inc., OfficeMax, Inc. had identified and closed underperforming facilities.  As part of our purchase price allocation, at December 31, 2003, we had $58.7 million of reserves recorded for the estimated fair value of future liabilities associated with these closures.  These reserves related primarily to future lease termination costs, net of estimated sublease income.  Most of the expenditures for these facilities will be made over the remaining lives of the operating leases, which range from three to 16 years.  At March 31, 2004, the remaining reserve in our Consolidated Balance Sheet was $56.7 million.

In addition to these store closures, at December 31, 2003, we had identified 45 OfficeMax, Inc. facilities that were no longer strategically or economically viable.  In accordance with the provisions of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, at December 31, 2003, we had $69.4 million of reserves recorded in our Consolidated Balance Sheet.  We closed these stores during first quarter 2004, eliminating approximately 995 employee positions, of which approximately 310 people were offered transfers to other stores.  These charges were accounted for as exit activities in connection with the acquisition, and we did not recognize a charge to income in our Consolidated Statement of Income.  Most of the cash expenditures for the facilities described above will be made over the remaining lives of the operating leases, which range from one month to 12 years.  At March 31, 2004, the remaining reserve in our Consolidated Balance sheet was $66.7 million.

At March 31, 2004, approximately $30.1 million of the facility closure reserve liability was included in “Accrued liabilities, other,” and $96.1 million was included in “Other long-term liabilities.”  Facility closure reserve account activity was as follows:

	Lease Termination Costs	Severance	Other	Total
	(thousands)

Facility closure reserve at December 31, 2003	$126,922	$794	$412	$128,128
Costs incurred and charged to expense/goodwill	—	2,784	—	2,784
Charges against the reserve	(4,694)	(21)	(2)	(4,717)

	$122,228	$3,557	$410	$126,195

4.             Net Income (Loss) Per Common Share

Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by weighted average shares outstanding.  For the three months ended March 31, 2003, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss were the same.

	Three Months Ended March 31
	2004
	(Restated)	2003
	(thousands, except per-share amounts)

Basic
Income (loss) before cumulative effect of accounting changes	$59,123	$(18,743)
Preferred dividends (a)	(3,366)	(3,266)

Basic income (loss) before cumulative effect of accounting changes	55,757	(22,009)
Cumulative effect of accounting changes, net of income tax	—	(8,803)

Basic income (loss)	$55,757	$(30,812)

Average shares used to determine basic income (loss) per common share	86,075	58,289

Basic income (loss) per common share before cumulative effect of accounting changes	$0.65	$(0.38)
Cumulative effect of accounting changes, net of income tax	—	(0.15)

Basic income (loss) per common share	$0.65	$(0.53)

	Three Months Ended March 31
	2004
	(Restated)	2003
	(thousands, except per-share amounts)

Diluted
Basic income (loss) before cumulative effect of accounting changes	$55,757	$(22,009)
Preferred dividends eliminated	3,366	—
Supplemental ESOP contribution	(3,063)	—

Diluted income (loss) before cumulative effect of accounting changes	56,060	(22,009)
Cumulative effect of accounting changes, net of income tax	—	(8,803)

Diluted income (loss) (b)	$56,060	$(30,812)

Average shares used to determine basic income (loss) per common share	86,075	58,289
Restricted stock, stock options, and other	1,883	—
Series D Convertible Preferred Stock	3,309	—

Average shares used to determine diluted income (loss) per common share (b) (c)	91,267	58,289

Diluted income (loss) per common share before cumulative effect of accounting changes	$0.61	$(0.38)
Cumulative effect of accounting changes, net of income tax	—	(0.15)

Diluted income (loss) per common share	$0.61	$(0.53)

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

	Three Months Ended March 31
	2004
	(Restated)	2003
	(thousands, except per-share amounts)

Reported net income (loss)	$59,123	$(27,546)

Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	3,537	35

Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(3,537)	(2,196)

Pro forma net income (loss)	59,123	(29,707)
Preferred dividends	(3,366)	(3,266)

Pro forma net income (loss) applicable to common shareholders	$55,757	$(32,973)

Basic and diluted income (loss) per share

Basic
As reported	$0.65	$(0.53)
Pro forma	0.65	(0.57)

Diluted
As reported	$0.61	$(0.53)
Pro forma	0.61	(0.57)

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

We calculate compensation expense for restricted stock awards based on the fair value of OfficeMax’s stock on the date of grant.  We recognize the expense over the vesting period.  For more information see Note 14, Shareholders’ Equity, in our 2003 Annual Report on Form 10-K.

6.             Other (Income) Expense, Net

”Other (income) expense, net” includes miscellaneous income and expense items.  The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Three Months Ended March 31
	2004	2003
	(thousands)

Sale of timberlands (a)	$(59,915)	$—
Sale of plywood and lumber operations (b)	7,123	—
OfficeMax, Inc. integration costs (Note 3)	6,066	—
2003 cost-reduction program (Note 17)	(200)	10,114
Sales of receivables	944	859
Other, net	(679)	179

	$(46,661)	$11,152

(a)                                  On March 31, 2004, we sold approximately 79,000 acres of timberland located in western Louisiana for $84 million and recorded a $59.9 million pretax gain.

(b)                                 In February 2004, we sold our plywood and lumber facilities in Yakima, Washington.  In connection with the sale, we recorded $7.1 million of costs in “Other (income) expense, net.”  However, we also expect the sale to result in a $7.4 million reduction in our LIFO reserve, which we recorded in “Materials, labor, and other operating expenses” in first quarter 2004.

7.             Income Taxes

Our estimated effective tax provision rate for the three months ended March 31, 2004, was 36.3%, compared with an effective tax benefit rate of 36.2% for the three months ended March 31, 2003.  Changes in our tax rates were due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

For the three months ended March 31, 2004 and 2003, we paid income taxes, net of refunds received, of $5.9 million and $17.2 million.

8.             Comprehensive Income (Loss)

Comprehensive income (loss) for the periods include the following:

	Three Months Ended March 31
	2004	2003
	(Restated)
	(thousands)

Net income (loss)	$59,123	$(27,546)
Other comprehensive income (loss)
Cumulative foreign currency translation adjustment	4,478	10,573
Cash flow hedges	699	(334)

Comprehensive income (loss), net of income taxes	$64,300	$(17,307)

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

10.          Investments in Equity Affiliates

Our principal investment in affiliates is a 47% interest in Voyageur Panel, which owns an oriented strand board (OSB) plant in Barwick, Ontario, Canada.  A Canadian forest products manufacturer and two insurance companies own the other equity interests.  We have an agreement with Voyageur Panel under which we operate the plant and market its product.  We account for the joint venture under the equity method.  Accordingly, segment results do not include the joint venture’s sales but do include $5.1 million of equity in earnings in first quarter 2004 and $0.1 million of equity in losses in first quarter 2003.  Our investment in this venture was $49.3 million and $35.4 million at March 31, 2004 and 2003, and $44.2 million at December 31, 2003.

Together with the other shareholders, in April 2004, we reached an agreement with Ainsworth Lumber Co. Ltd. for its purchase of Voyageur Panel for approximately $193 million, plus as much as $10 million more based on OSB prices between closing of the transaction and year-end.  We expect to realize approximately $90 million from the transaction, which is expected to close in second quarter 2004.

11.         Inventories

Inventories include the following:

	March 31
	2004		December 31
	(Restated)	2003	2003
	(thousands)

Merchandise inventories	$1,240,708	$315,430	$1,246,058
Finished goods and work in process	208,684	215,932	210,956
Logs	26,456	36,737	51,572
Other raw materials and supplies	152,893	149,055	145,390
LIFO reserve	(38,772)	(40,447)	(44,165)

	$1,589,969	$676,707	$1,609,811

12.         Deferred Software Costs

We defer internal-use software costs that benefit future years.  These costs are amortized on the straight-line method over the expected life of the software, typically three to five years.  “Other assets” in the Consolidated Balance Sheets includes deferred software costs of $66.0 million, $60.4 million, and $69.1 million at March 31, 2004 and 2003, and December 31, 2003.  Amortization of deferred software costs totaled $5.9 million and $5.7 million for the three months ended March 31, 2004 and 2003.

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

Changes in the carrying amount of goodwill by segment are as follows:

	OfficeMax, Contract	OfficeMax, Retail (Restated)	Boise Building Solutions	Total (Restated)
	(thousands)

Balance at December 31, 2003	$487,997	$607,656	$11,639	$1,107,292

Effect of foreign translation	2,079	—	—	2,079
Purchase price adjustments (Note 2)	240	30,211	—	30,451

Balance at March 31, 2004	$490,316	$637,867	$11,639	$1,139,822

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

	Three Months Ended March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names	$177,000	$-	$177,000
Customer lists and relationships	33,108	(7,631)	25,477
Noncompete agreements	13,307	(1,070)	12,237
Exclusive distribution rights	3,434	(947)	2,487

	$226,849	$(9,648)	$217,201

	Three Months Ended March 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Customer lists and relationships	$26,681	$(4,849)	$21,832
Noncompete agreements	5,057	(4,273)	784
Exclusive distribution rights	2,849	(468)	2,381

	$34,587	$(9,590)	$24,997

	Year Ended December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names	$177,000	$—	$177,000
Customer lists and relationships	32,692	(6,936)	25,756
Noncompete agreements	17,894	(4,984)	12,910
Exclusive distribution rights	3,363	(833)	2,530

	$230,949	$(12,753)	$218,196

Intangible asset amortization expense totaled $1.5 million and $0.8 million for the three months ended March 31, 2004 and 2003.  The estimated amortization expense is $5.9 million in 2004, 2005, and 2006, and $5.7 million, $4.5 million and $2.0 million in 2007, 2008, and 2009, respectively.

14.         Debt

In March 2002, we entered into a three-year, unsecured revolving credit agreement with 14 major financial institutions.  The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate.  Borrowings under the agreement were $390.0 million at March 31, 2004.  In addition to these borrowings, $74.9 million of letters of credit are considered a draw on the revolver, thus reducing our borrowing capacity as of March 31, 2004, to $95.1 million.  At March 31, 2004, our borrowing rate under the revolving credit agreement was 2.4%.  We have entered into interest rate swaps to hedge the cash flow risk from the variable interest payments on $50 million of LIBOR-based debt, which gave us an effective interest rate of 2.7% for outstanding borrowings under the revolving credit agreement at March 31, 2004.  The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization.  At March 31, 2004, we were in compliance with these covenants.  Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum.  Our net worth at March 31, 2004, exceeded the defined minimum by $1,068.8 million.  When the agreement expires in June 2005, any amount outstanding will be due and payable.

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

In December 2003, the FASB issued a revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities.  Interpretation No. 46, as revised, required us to reclassify $172.5 million of “Adjustable conversion-rate equity security units” from “Minority Interest” to “Debt” in our Consolidated Balance Sheets and recognize distributions on these securities as “Interest expense” rather than “Minority interest, net of income tax” in our Consolidated Statements of Income (Loss).  As allowed by the FASB’s revised Interpretation No. 46, prior years’ financial statements were reclassified to conform with the current year’s presentation.  In all periods presented, there was no net effect on earnings, and the reclassification of these securities to debt did not affect our financial covenants.

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

See Note 12, Financial Instruments, in “Item 8.  Financial Statements and Supplementary Data” in our 2003 Annual Report on Form 10-K and “Item 3.  Quantitative and Qualitative Disclosures About Market Risk” in the Form 10-Q for more information about our financial market risk.

16.         Retirement and Benefit Plans

The following represents the components of net periodic pension and postretirement benefit costs in accordance with the revised SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits:

	Pension Benefits		Other Benefits
	Three Months Ended March 31		Three Months Ended March 31
	2004	2003	2004	2003
	(thousands)

Service cost	$7,641	$10,053	$479	$401
Interest cost	26,279	26,396	1,616	1,702
Expected return on plan assets	(25,198)	(25,656)	—	—
Recognized actuarial loss	9,740	6,204	286	273
Amortization of prior service costs and other	6,113	1,533	(170)	(528)

Company-sponsored plans	24,575	18,530	2,211	1,848
Multiemployer pension plans	150	151	—	—

Net periodic benefit cost	$24,725	$18,681	$2,211	$1,848

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

Under our severance policy, we recorded a pretax charge of $10.1 million for employee-related costs in “Other (income) expense, net” in the Consolidated Statement of Loss.  We recorded these costs in accordance with the provisions of SFAS No. 112, Employers’ Accounting for Postemployment Benefits.  We recorded $9.2 million in the OfficeMax, Contract, segment; $0.2 million in the Boise Paper Solutions segment; and $0.7 million in our Corporate and Other segment.  Employee-related costs are primarily for severance payments, most of which were paid in 2003, with the remainder to be paid in 2004.  This item increased our net loss by $6.1 million for the three months ended March 31, 2003.

The reserve liability for the cost-reduction program is included in “Accrued liabilities, other,” in the accompanying Consolidated Balance Sheet.  Reserve liability activity related to the 2003 charge is as follows:

Employee- Related Costs
(thousands)

2003 expense recorded	$10,100
Charges against reserve	(7,800)

Balance at December 31, 2003	2,300
Charges against reserve	(400)
Reserves credited to income	(200)
Balance at March 31, 2004	$1,700

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities.  In December 2003, the FASB issued a revised FASB Interpretation No. 46.  Interpretation No. 46, as revised, required us to reclassify $172.5 million of “Adjustable conversion-rate equity security units” from “Minority Interest” to “Debt” in our Consolidated Balance Sheets and recognize distributions on these securities as “Interest expense” rather than “Minority interest, net of income tax” in our Consolidated Statements of Income (Loss).  As allowed by the FASB’s revised Interpretation No. 46, prior years’ financial statements have been reclassified to conform with the current year’s presentation.  In all periods presented, there was no net effect on earnings, and the reclassification of these securities to debt did not affect our financial covenants.

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

19.         Segment Information

There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from our last Annual Report on Form 10-K.  An analysis of our operations by segment is as follows:

				Income (Loss) Before Taxes, Minority Interest, and Cumulative Effect of Accounting
	Sales			Changes (a)
	Trade	Intersegment	Total	(Restated)
	(thousands)

Three Months Ended March 31, 2004
OfficeMax, Contract	$1,119,552	$555	$1,120,107	$34,382
OfficeMax, Retail	1,220,992	—	1,220,992	16,926
	2,340,544	555	2,341,099	51,308

Boise Building Solutions	843,734	7,805	851,539	68,422
Boise Paper Solutions	337,577	137,895	475,472	27,800 (b)
Corporate and Other	7,799	14,301	22,100	(12,713)
	3,529,654	160,556	3,690,210	134,817
Intersegment eliminations	—	(160,556)	(160,556)	—
Interest expense	—	—	—	(40,652)
	$3,529,654	$—	$3,529,654	$94,165

Three Months Ended March 31, 2003
OfficeMax, Contract	$937,619	$660	$938,279	$20,672 (c)
Boise Building Solutions	568,040	6,604	574,644	(8,453)
Boise Paper Solutions	341,665	126,548	468,213	(685)
Corporate and Other	5,919	13,494	19,413	(8,738)
	1,853,243	147,306	2,000,549	2,796
Intersegment eliminations	—	(147,306)	(147,306)	—
Interest expense	—	—	—	(32,191)
	$1,853,243	$—	$1,853,243	$(29,395)

(a)	Interest income has been allocated to our segments in the amounts of $0.5 million and $0.1 million for the three months ended March 31, 2004 and 2003.

(b)	Includes a $59.9 million pretax gain for the sale of approximately 79,000 acres of timberland in western Louisiana.

(c)	Includes a $9.2 million pretax charge for employee-related costs incurred in connection with the 2003 cost-reduction program (see Note 17).

20.         Commitments and Guarantees

As discussed in Notes 1, 7, and 11 of “Item 8.  Financial Statements and Supplementary Data” in our 2003 Annual Report on Form 10-K, we have commitments for timber contracts, leases, and long-term debt.   In addition, we have purchase obligations for goods and services, capital expenditures, and raw materials entered into in the normal course of business.  During the three months ended March 31, 2004, there have been no material changes to our contractual obligations outside the ordinary course of our business.

We have a legal obligation to fund our defined benefit pension plans.  In 2004, the required minimum contribution to our pension plans is estimated to be approximately $45 million to $50 million.  As of March 31, 2004, we have contributed $22.5 million, and we expect to contribute another $58 million to $98 million prior to the end of third quarter 2004.

We provide guarantees, indemnifications, and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.  Note 17, Commitments and Guarantees, of “Item 8.  Financial Statements and Supplementary Data” in our 2003 Annual Report on Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees, and the maximum potential undiscounted amounts of future payments we could be required to make.  There were no material changes to the guarantees disclosed in our 2003 Annual Report on Form 10-K.

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

22.         Restatement of Previously Issued Financial Statements

Based on the results of an investigation into the company’s accounting for vendor income that began in the fourth quarter of 2004, we concluded in February 2005 that operating income had been overstated by $7.1 million in first quarter 2004.  Net income was overstated by $4.3 million in the first quarter of 2004.  To correct this error, the consolidated balance sheet as of March 31, 2004, the consolidated statement of income for the quarter ended March 31, 2004, and the consolidated statement of cash flows for the quarter ended March 31, 2004, have been restated.  The accompanying notes to consolidated financial statements have been restated as necessary to reflect the adjustments.

The effects of the revisions on the consolidated balance sheet as of March 31, 2004 are summarized in the following table:

	March 31, 2004
	Previously Reported	Restated
	(thousands)

Current assets
Receivables	$734,337	$715,150
Inventories	1,589,977	1,589,969

Goodwill	1,111,786	1,139,822

Total assets	7,636,329	7,645,170

Current liabilities
Acrued Liabilites, other	$352,698	$368,645

Deferred income taxes	83,321	80,557

Retained earnings	953,318	948,976

Total shareholders’ equity	2,389,585	2,385,243

Total liabilities and shareholders’ equity	7,636,329	7,645,170

The consolidated statement of income for the quarter ended March 31, 2004 was adjusted by an increase of $7.1 million in “Materials, labor, and other operating expenses.”  Net income was reduced by $4.3 million for the quarter ended March 31, 2004.

The effects of the revisions on the consolidated statement of income for the quarter ended March 31, 2004 are summarized in the following table:

	Three Months Ended March 31, 2004
	Previously Reported	Restated
	(thousands, except per-share amounts)

Costs and expenses
Materials, labor, and other operating expenses	$2,762,453	$2,769,559

Income from operations	141,259	134,153

Income (loss) before income taxes, minority interest, and cumulative effect of accounting changes	101,271	94,165
Income tax (provision) benefit	(36,964)	(34,200)
Income (loss) before minority interest and cumulative effect of accounting changes	64,307	59,965
Income (loss) before cumulative effect of accounting changes	63,465	59,123
Net income (loss)	63,465	59,123
Net income (loss) applicable to common shareholders	60,099	55,757

Net income (loss) per common share
Basic	$0.70	$0.65
Diluted	$0.66	$0.61

The effects of the revisions on the consolidated statement of cash flows for the quarter ended March 31, 2004, are summarized in the following table:

	Three Months Ended March 31, 2004
	Previously Reported	Restated
	(thousands)

Cash provided by (used for) operations
Net income	$63,465	$59,123

Receivables	(156,667)	(137,480)
Inventories	18,676	18,684
Current and deferred income taxes	2,985	221
Other	(30,514)	(42,603)

There was no net impact on cash used for operations, cash provided by investment and cash provided by financing for the quarter ended March 31, 2004.

The following notes to the consolidated financial statements have been restated to reflect the correction of the accounting for vendor income: Note 4. Net Income (Loss) Per Common Share; the fair-value-based method of accounting for stock-based compensation table in Note 5; Note 8. Comprehensive Income (Loss); Note 11. Inventories; Note 13. Goodwill and Intangible assets; and Note 19. Segment Information.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated)

The following discussion, including the Summary and Outlook, contains statements about our future financial performance.  These statements are only predictions. Our actual results may differ materially from these predictions. In evaluating these statements, you should review the section of this report entitled “Cautionary and Forward-Looking Statements.”

Summary and Outlook

First quarter 2004 was the first period in which OfficeMax, Inc. results were fully incorporated in our results.  During the period, the company also made progress in the evaluation of strategic alternatives for our paper and building products businesses.

Financial Performance

Sales in first quarter 2004 nearly doubled to $3.5 billion, relative to the year-ago first quarter.  Sales increased primarily because of the acquisition of OfficeMax, Inc. in December 2003 but were also aided by strong product prices in Boise Building Solutions.

First quarter 2004 net income was $59.1 million, or 61 cents per diluted share.  First quarter 2004 results included a pretax gain of $59.9 million or $36.6 million, or 40 cents per diluted share, after taxes, from the sale of 79,000 acres of timberland in Louisiana.  We reported a net loss of $27.5 million, or 53 cents per diluted share, in first quarter 2003.  It included a $10.1 million pretax charge, or 11 cents per diluted share, for the 2003 cost-reduction program and an $8.8 million after-tax charge, or 15 cents per diluted share, for the cumulative effect of accounting changes (see discussion under “Results of Operations, Consolidated” for more information).

In our combined OfficeMax office products business, which includes the contract and retail segments, sales increased 150% to $2.3 billion, compared with the same quarter a year ago.  Sales for locations operating in both periods, including OfficeMax, Inc. locations on a pro forma basis, increased 5%.  Pro forma sales consist of OfficeMax, Inc. sales for the 13 weeks ended March 27, 2003.  Total pro forma sales of office supplies and paper increased 4%, pro forma sales of technology products grew 5%, and pro forma sales of furniture were up 4%.  In addition, Boise-manufactured office papers sold through the OfficeMax contract and retail segments grew 16%, compared with a year ago, to 167,000 tons.

The combined OfficeMax contract and retail operating income in first quarter 2004 was $51.3 million.  Results increased from the first quarter a year ago because of the OfficeMax, Inc. acquisition.  The operating profit margin was 2.2% in both first quarter 2004 and 2003.

In first quarter 2004, combined OfficeMax contract and retail achieved $12.6 million of the $80 million in integration synergies expected for the year.  The synergies were achieved through the consolidation of facilities and administrative staff and purchasing leverage.  Synergies were spread evenly between our contract and retail segments.  Integration costs of $8.9 million occurred primarily in the contract segment as the business began to consolidate distribution centers, customer service centers, and administrative staff.

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

Boise Paper Solutions reported income of $27.8 million in first quarter 2004.  Before a pretax gain of $59.9 million on the previously mentioned sale of 79,000 acres of Louisiana timberland, Boise Paper Solutions posted a loss.  A reduction in linerboard and newsprint production during a major boiler rebuilding project in DeRidder, Louisiana, operating difficulties associated with adverse weather conditions, and other production issues all contributed to the first-quarter loss.  Those issues led to higher unit manufacturing costs, which rose 4% year over year.  Average net selling prices of the company's mix of paper products declined 5% year over year.

Strategic Alternatives

At the same time we announced our acquisition of OfficeMax, Inc., we announced we would evaluate strategic alternatives for our paper and building products businesses over a period of 12 to 18 months from the acquisition date.  We engaged Goldman, Sachs & Co. to assist us in developing, evaluating, and implementing these alternatives.  We are currently sharing information with parties who are interested in our timber, paper, and building products assets and businesses, and we are conducting management presentations and arranging facility visits for those parties.

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

Outlook

For OfficeMax overall, we continue to expect significantly higher sales and income for full year 2004, relative to 2003, both as the result of the acquisition of OfficeMax, Inc. and strong or improving performance in all of our businesses.

The second quarter of the year is always seasonally weak for both our contract and retail segments.  We expect sales to decline sequentially and operating income to be substantially lower than in the first quarter.  However, we are pleased with the progress we are making in integrating OfficeMax, Inc. into our operations and continue to expect to meet our targets for the full year of $80 million in integration synergies, same-store sales growth of 4% to 6%, and an operating margin of 2.4% to 2.6%.

In Boise Building Solutions, we expect this year’s building season to continue to be robust and markets for wood products to remain strong through the summer.

In Boise Paper Solutions, we have announced and are implementing price increases in our key grades, and our mills have returned to normal production levels.  Boise Paper Solutions should return to profitability in the second quarter.

OfficeMax, Inc. Acquisition

On December 9, 2003, we completed our acquisition of OfficeMax, Inc.  OfficeMax, Inc. is now a subsidiary of OfficeMax Incorporated, and the results of OfficeMax, Inc.’s operations after December 9, 2003, are included in our consolidated financial statements.  OfficeMax, Inc. is a retail distributor of office supplies and paper, technology products, and office furniture.  Our OfficeMax, Inc. superstores feature CopyMax® and FurnitureMax® in-store modules devoted to print-for-pay services and office furniture.  OfficeMax, Inc. has operations in the United States, Puerto Rico, and the U.S. Virgin Islands and a 51%-owned joint venture in Mexico.

The aggregate consideration paid for the acquisition was as follows:

(millions)

Fair value of common stock issued	$808.2
Cash consideration for OfficeMax, Inc. common shares exchanged	486.7
Transaction costs	20.0
1,314.9
Debt assumed	81.6
$1,396.5

We paid OfficeMax, Inc. shareholders $1.3 billion for the acquisition, paying 60% of the purchase price in OfficeMax common stock (at the time Boise Cascade Corporation common stock) and 40% in cash.  OfficeMax, Inc. shareholders had the opportunity to elect to receive cash or stock for their OfficeMax, Inc. shares.  Each shareholder’s election was subject to proration, depending on the elections of all OfficeMax, Inc. shareholders.  As a result of this proration, OfficeMax, Inc. shareholders electing stock received approximately .230419 share of stock and $3.1746 in cash for each of their OfficeMax, Inc. shares.  Fractional shares were paid in cash.  OfficeMax, Inc. shareholders electing cash or who had no consideration preference, as well as those shareholders who made no effective election, received $9.333 in cash for each of their OfficeMax, Inc. shares.  After the proration, the $1.3 billion paid to OfficeMax, Inc. shareholders consisted of $486.7 million in cash and the issuance of 27.3 million common shares valued at $808.2 million.  The value of the common shares issued was determined based on the average market price of our common shares over a ten-day trading period before the acquisition closed on December 9, 2003.

We summarized the estimated fair values of assets acquired and liabilities assumed for the OfficeMax, Inc. acquisition in Note 2, OfficeMax Acquisition, in “Item 8.  Financial Statements and Supplementary Data” in our 2003 Annual Report on Form 10-K.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.  During first quarter 2004, we recorded $30.5 million of purchase price adjustments that increased the recorded amount of goodwill.  The adjustments were related to adjustments to the recorded amounts of accounts receivable, liability accruals, as well as severance accruals for the consolidation of one OfficeMax, Inc. customer service center and consolidation of headquarters administrative staff.

Pro Forma Financial Information

The following table summarizes unaudited pro forma financial information assuming we acquired OfficeMax, Inc. on January 1, 2003.  The unaudited pro forma financial information uses OfficeMax, Inc. data for the months corresponding to our March 31 quarter-end.  This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position.  We have not finalized our integration plans.  Accordingly, this pro forma information does not include all costs related to the integration.  When the costs are determined, they will either increase the amount of goodwill recorded or decrease net income, depending on the nature of the costs.  We also expect to realize operating synergies.  Synergies will come from offering more products and services across more customer channels, purchasing leverage from increased scale, and reduced costs in logistics, marketing, and administration.  The pro forma information does not reflect these potential expenses and synergies.

Three Months Ended March 31, 2003
(millions, except per-share amounts)

Sales	$3,153

Net loss before cumulative effect of accounting changes	$(8.8)
Cumulative effect of accounting changes, net of income tax	(8.8)
Net loss	$(17.6)

Net loss per common share
Basic and diluted before cumulative effect of accounting changes	$(0.14)
Cumulative effect of accounting changes, net of income tax	(0.10)
Basic and diluted	$(0.24)

Integration Charges

Increased scale as a result of the OfficeMax, Inc. acquisition has allowed us to evaluate the combined office products business to determine what opportunities for consolidation of operations may be appropriate.  Closures or consolidation of acquired facilities identified in the integration planning process are accounted for as exit activities in connection with the acquisition and charged to goodwill.  Charges for all other closures and consolidations have been recognized in our Consolidated Statement of Income.

During the three months ended March 31, 2004, we incurred approximately $8.9 million of integration costs as the business began to consolidate distribution centers, customer service centers, and administrative staff.  Approximately $6.1 million of the costs are recorded in “Other (income) expense, net,” and $2.8 million are recorded in “Selling and distribution expenses.”  They are as follows:

Three Months Ended March 31, 2004
(millions)

Severance	$4.6
Write-down of long-lived assets	1.5
Professional fees	1.4
Other integration costs	1.4
$8.9

Facility Closure Reserves

During first quarter 2004, we announced plans to destock four of our 59 U.S. distribution centers and close two of eight customer service centers.  We expect to destock the four U.S. distribution centers by the end of third quarter 2004 and close the customer service centers during second quarter 2004, eliminating approximately 460 employee positions.  At March 31, 2004, we had accrued approximately $2.8 million of costs associated with these closures in our Consolidated Balance Sheet.  We are working on a plan to reduce the total number of U.S. distribution centers from 59 at December 31, 2003, to 25 to 30 by the end of 2006.  We will account for the additional closures when management formalizes its plans.  When the costs are determined, they will either increase the amount of goodwill recorded or decrease net income.

Prior to our acquisition of OfficeMax, Inc., OfficeMax, Inc. had identified and closed underperforming facilities.  As part of our purchase price allocation, at December 31, 2003, we had $58.7 million of reserves recorded for the estimated fair value of future liabilities associated with these closures.  These reserves related primarily to future lease termination costs, net of estimated sublease income.  Most of the expenditures for these facilities will be made over the remaining lives of the operating leases, which range from three to 16 years.  At March 31, 2004, the remaining reserve in our Consolidated Balance Sheet was $56.7 million.

In addition to these store closures, at December 31, 2003, we had identified 45 OfficeMax, Inc. facilities that were no longer strategically or economically viable.  In accordance with the provisions of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, at December 31, 2003, we had $69.4 million of reserves recorded in our Consolidated Balance Sheet.  We closed these stores during first quarter 2004, eliminating approximately 995 employee positions, of which approximately 310 people were offered transfers to other stores.  These charges were accounted for as exit activities in connection with the acquisition, and we did not recognize a charge to income in our Consolidated Statement of Income.  Most of the cash expenditures for the facilities described above will be made over the remaining lives of the operating leases, which range from one month to 12 years.  At March 31, 2004, the remaining reserve in our Consolidated Balance Sheet was $66.7 million.

At March 31, 2004, approximately $30.1 million of the facility closure reserve liability was included in “Accrued liabilities, other,” and $96.1 million was included in “Other long-term liabilities.”  Facility closure reserve account activity is as follows:

	Lease Termination Costs	Severance	Other	Total
	(millions)

Facility closure reserve at December 31, 2003	$126.9	$.8	$.4	$128.1
Costs incurred and charged to expense/goodwill	—	2.8	—	2.8
Charges against the reserve	(4.7)	—	—	(4.7)
	$122.2	$3.6	$.4	$126.2

Segment Discussion

We report our business results using five reportable segments:  OfficeMax, Contract; OfficeMax, Retail; Boise Building Solutions; Boise Paper Solutions; and Corporate and Other.  Material increases in balance sheet items, such as inventories, goodwill, accounts payable, and debt, are primarily due to the OfficeMax, Inc. acquisition.

OfficeMax, Contract, markets and sells office supplies and paper, technology products, and office furniture through field salespeople, catalogs, the Internet, and stores.  OfficeMax, Retail, markets and sells office supplies and paper, technology products, and office furniture through OfficeMax office supply superstores.  These superstores feature CopyMax® and FurnitureMax® in-store modules devoted to print-for-pay services and office furniture.  Boise Building Solutions manufactures, markets, and distributes various products that are used for construction, while Boise Paper Solutions manufactures, markets, and distributes uncoated free sheet papers, containerboard, corrugated containers, newsprint, and market pulp.  Corporate and Other includes support staff services and related assets and liabilities.  The segments’ profits and losses are measured on operating profits before interest expense, income taxes, minority interest, extraordinary items, and cumulative effect of accounting changes.

Results of Operations, Consolidated

	Three Months Ended March 31
	2004	2003
	(Restated)

Sales	$3.5 billion	$1.9 billion
Income (loss) before cumulative effect of accounting changes	$59.1 million	$(18.7 million	)
Cumulative effect of accounting changes, net of income tax	$—	$(8.8 million	)
Net income (loss)	$59.1 million	$(27.5 million	)

Diluted income (loss) per common share
Diluted before cumulative effect of accounting changes	$0.61		$(0.38)
Cumulative effect of accounting changes, net of income tax	—	(0.15)
Diluted	$0.61		$(0.53)

	(percentage of sales)

Materials, labor, and other operating expenses	78.5%	81.8%
Selling and distribution expenses	14.3%	11.6%
General and administrative expenses	2.1%	1.9%

Operating Results

Total sales increased $1.7 billion, or 90%, compared with the same quarter a year ago.  Sales increased primarily because of the OfficeMax, Inc. acquisition.  However, the sales increase was also aided by a 48% increase in Boise Building Solutions sales (because of strong product prices) and a 2% increase in sales in Boise Paper Solutions (because of an increase in sales volume).  For more information about our segment results, see the discussion of each segment below.

First-quarter materials, labor, and other operating expenses decreased 3.3% as a percentage of sales to 78.5%, compared with 81.8% in first quarter 2003.  Approximately 2.0% of the 3.3% decrease is attributable to higher margins achieved in our new retail office products segment.  The remaining 1.3% decrease in materials, labor, and other operating expenses was primarily attributable to increased gross margins in our contract office products business resulting from purchasing synergies and increased product prices in Boise Building Solutions, partially offset by increased unit manufacturing costs in Boise Paper Solutions.

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

In first quarter 2004, we reported $46.7 million of income, compared with $11.2 million of expense in first quarter 2003, in “Other (income) expense, net.”  In 2004, “Other (income) expense, net” included a $59.9 million pretax gain for the sale of approximately 79,000 acres of timberland located in western Louisiana, offset by approximately $6.1 million of OfficeMax, Inc. integration costs in our OfficeMax contract and retail segments, $7.1 million of costs related to the sale of our Yakima, Washington, plywood and lumber facilities, and other miscellaneous income and expense items.

In first quarter 2003, “Other (income) expense, net” included a $10.1 million pretax charge for employee-related costs incurred in connection with our 2003 cost-reduction program.  As part of this program, we announced the termination of approximately 550 employees.  At March 31, 2004, we had terminated approximately 470 employees.  We recorded these costs in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 112, Employers’ Accounting for Postemployment Benefits.  We recorded $9.2 million in the OfficeMax, Contract, segment; $0.2 million in the Boise Paper Solutions segment; and $0.7 million in our Corporate and Other segment.  Employee-related costs are primarily for severance payments, most of which were paid in 2003, with the remainder to be paid in 2004.  This item increased our net loss $6.1 million for the three months ended March 31, 2003.

The reserve liability for the cost-reduction program is included in “Accrued liabilities, other” in the Consolidated Balance Sheets.  Reserve liability activity related to the 2003 charge is as follows:

Employee- Related Costs
(millions)

2003 expense recorded	$10.1
Charges against reserve	(7.8)

Balance at December 31, 2003	2.3
Charges against reserve	(.4)
Reserves credited to income	(.2)
Balance at March 31, 2004	$1.7

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

Interest expense was $40.7 million and $32.2 million for the three months ended March 31, 2004 and 2003.  The variance was due to incremental interest expense directly related to higher debt levels in first quarter 2004, compared with first quarter 2003.  The higher debt levels in first quarter 2004 related to additional borrowings to provide cash for the OfficeMax, Inc. acquisition.

Our estimated effective tax provision rate for the three months ended March 31, 2004, was 36.3%, compared with an effective tax benefit rate of 36.2% for the three months ended March 31, 2003.  The difference between the estimated tax rates was due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

First quarter 2004 income increased $77.9 million before the cumulative effect of accounting changes.  The increase resulted from increased income in our office products distribution businesses (due primarily to the OfficeMax, Inc. acquisition) and Boise Building Solutions (due to strong product prices) and a $36.6 million after-tax gain related to a timberland sale (discussed above) in Boise Paper Solutions, offset by a loss from operations in Boise Paper Solutions (due to increased manufacturing costs and other operating difficulties discussed below).

In first quarter 2003, the $8.8 million recorded in “Cumulative effect of accounting changes, net of income tax” consisted of an after-tax charge of $4.1 million, or 7 cents per share, for the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, which affects the way we account for landfill closure costs.  This statement requires us to record an asset and a liability (discounted) for estimated closure and closed-site monitoring costs and to depreciate the asset over the landfill’s expected useful life.  Previously, we accrued for the closure costs over the life of the landfill and expensed monitoring costs as incurred.  We also recorded an after-tax charge of $4.7 million, or 8 cents per share, for the adoption of Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor.  EITF 02-16 requires that vendor allowances reside in inventory with the product and be recognized when the product is sold, changing the timing of our recognition of these items and creating a one-time, noncash, cumulative-effect adjustment.

OfficeMax, Contract

	Three Months Ended March 31
	2004	2003

Sales	$1.1 billion	$938.3 million
Segment income	$34.4 million	$20.7 million

	(millions)
Sales by Product Line
Office supplies and paper	$642.0	$567.2
Technology products	351.7	277.4
Office furniture	126.4	93.7

Sales by Geography
United States	$853.3	$708.8
International	266.8	229.5

Sales growth	19%	6%
Same-location sales growth	9%	6%

	(percentage of sales)

Gross profit margin	24.3%	23.8%
Operating expenses	21.3%	21.6%
Operating profit margin	3.1%	2.2%

Operating Results

Total sales and same-location sales increased 19% and 9% in first quarter 2004, compared with first quarter 2003.  Excluding the benefit from favorable foreign exchange rates, total sales and same-location sales rose 15% and 4%, respectively.  The total sales increase reflects incremental sales contributed by the former OfficeMax Direct businesses, which includes sales generated by the OfficeMax, Inc. field salespeople, catalogs, and E-commerce business, as well as the general improvement of the U.S. economy.  Year-over-year sales comparisons, including the former OfficeMax Direct businesses 2003 sales on a pro forma basis, increased in all product categories.  Pro forma sales of office supplies and paper increased 8%.  Pro forma sales of technology products grew 9%, while pro forma sales of furniture increased 11%.

Our first-quarter E-commerce sales increased 45% over first quarter 2003 and represented 48% of the contract segment’s total sales.  E-commerce transactions resulted in approximately $532 million of first quarter 2004 sales.  The growth in E-commerce sales in first quarter 2004 is due to the addition of the OfficeMax, Inc. E-commerce business and increased usage of the internet at our international locations.

In first quarter 2004, our gross profit margin increased 0.5%, compared with first quarter 2003.  The increase in gross profit margin resulted from purchasing synergies, which was partially offset by the impact of increased sales of lower-margin technology products.

In first quarter 2004, our operating expenses were 21.3% of sales, down from 21.6% reported in first quarter 2003.  Before the $9.2 million charge recorded for our 2003 cost-reduction program, operating expenses increased as a percentage of sales.  The increase before the 2003 charge resulted primarily from integration costs recorded during first quarter 2004.  Excluding integration costs, operating expenses were relatively even with last year, despite the expense associated with duplicative warehouses, which we plan to reduce from 59 at December 31, 2003, to 25 to 30 by the end of 2006.

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

OfficeMax, Retail

Three Months Ended March 31 (Restated)
2004

Sales	$1.2 billion
Segment income	$16.9 million

(millions)
Sales by Product Line
Office supplies and paper	$470.1
Technology products	640.2
Office furniture	110.7

Sales by Geography
United States	$1,180.5
International	40.5

(percentage of sales)

Gross profit margin	25.1%
Operating expenses	23.7%
Operating profit margin	1.4%

Operating Results

Sales for our retail office products segment, which consists of our OfficeMax office supply stores, were $1.2 billion, up 1% from pro forma sales in first quarter 2003.  Pro forma sales consist of OfficeMax, Inc. sales for the 13 weeks ended March 27, 2003.  Same-location sales, which include OfficeMax, Inc. 2003 sales on pro forma basis, increased 3% as a result of an increased number of customer transactions and a higher dollar amount per customer transaction.  Within product categories, the greatest sales growth occurred in technology products.  This category represents approximately 50% of the segment’s sales.

The gross profit margin for this segment was 25.1%.  Our operating profit margin was 1.4% of sales, with operating income of $16.9 million.

Boise Building Solutions

	Three Months Ended March 31
	2004	2003

Sales	$851.5 million	$574.6 million
Segment income (loss)	$68.4 million	$(8.5 million	)

Sales Volumes
Plywood (1,000 sq ft) (3/8” basis)	463,852	466,537
OSB (1,000 sq ft) (3/8” basis) (a)	101,025	106,581
Particleboard (1,000 sq ft) (3/4” basis)	39,596	41,192
Lumber (1,000 board feet)	90,174	93,524
LVL (100 cubic feet)	27,028	20,685
I-joists (1,000 equivalent lineal feet)	49,975	40,534
Engineered wood products (sales dollars)	$90.0 million	$67.5 million
Building materials distribution (sales dollars)	$619.2 million	$391.4 million

Average Net Selling Prices
Plywood (1,000 sq ft) (3/8” basis)	$326	$220
OSB (1,000 sq ft) (3/8” basis)	336	141
Particleboard (1,000 sq ft) (3/4” basis)	273	219
Lumber (1,000 board feet)	518	412
LVL (100 cubic feet)	1,536	1,453
I-joists (1,000 equivalent lineal feet)	907	867

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

Voyageur Panel, a joint venture in Barwick, Ontario, Canada, has the capacity to produce 440 million square feet of OSB panels annually.  We hold 47% of the equity.  We have an agreement with Voyageur Panel under which we operate the plant and market its product.  We account for the joint venture under the equity method.  Accordingly, segment results do not include the joint venture’s sales but do include $5.1 million of equity in earnings in first quarter 2004 and $0.1 million of equity in losses in first quarter 2003.  Our investment in this venture was $49.3 million and $35.4 million at March 31, 2004 and 2003, and $44.2 million at December 31, 2003.  A Canadian forest products manufacturer and two insurance companies own the remaining equity interest.

Together with the other shareholders, in April 2004, we reached an agreement with Ainsworth Lumber Co. Ltd. for its purchase of Voyageur Panel for approximately $193 million, plus as much as $10 million more based on OSB prices between closing of the transaction and year-end.  We expect to realize approximately $90 million from the transaction, which is expected to close in second quarter 2004.

Boise Paper Solutions

	Three Months Ended March 31
	2004	2003

Sales	$475.5 million	$468.2 million
Segment income (loss)	$27.8 million	$(0.7 million	)

	(short tons)
Sales Volumes
Uncoated free sheet	386,000	353,000
Containerboard	137,000	158,000
Newsprint	104,000	106,000
Other	38,000	33,000
	665,000	650,000

	(per short ton)
Average Net Selling Prices
Uncoated free sheet	$688	$747
Containerboard	318	341
Newsprint	430	374

Operating Results

Boise Paper Solutions reported income of $27.8 million in first quarter 2004.  On March 31, 2004, we sold approximately 79,000 acres of timberland located in western Louisiana for $84 million and recorded a $59.9 million pretax gain in “Other (income) expense, net.”  Before this item, segment income decreased $31.4 million, compared with first quarter 2003.  Contributing to the loss were lower average paper prices, a reduction in linerboard and newsprint production in DeRidder, Louisiana, operating difficulties associated with adverse weather conditions, and other production issues.

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

Liquidity and Capital Resources

We have funded our ongoing operations and growth initiatives primarily by using cash generated by our operations, borrowings under our existing credit facilities, and by issuing new debt or equity securities.  We have substantially more debt as a result of our OfficeMax, Inc. acquisition.  As of April 30, 2004, our outstanding debt was approximately $2.4 billion.  This increased debt level requires us to dedicate a substantial portion of our cash flow from operations for debt repayment and thereby reduces the funds we have available for working capital, capital expenditures, acquisitions, store remodels, and other purposes.

At the same time we announced our acquisition of OfficeMax, Inc., we announced we would evaluate strategic alternatives for our paper and building products businesses over a period of 12 to 18 months from the acquisition date.  We have engaged Goldman, Sachs & Co. to assist us in developing, evaluating, and implementing these alternatives.  We are currently sharing information with parties who are interested in our timber, paper, and building products assets and businesses, and we are conducting management presentations and arranging facility visits for those parties.

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

As a result of the OfficeMax, Inc. acquisition, Standard and Poor’s Rating Services and Moody’s Investors Services, Inc., lowered our credit ratings to BB and Ba2, respectively, which are both below investment grade.  These downgrades could affect our cost of and ability to obtain new financing.  We were successful, however, in accessing the credit markets to finance the OfficeMax, Inc. acquisition and for other general corporate purposes.  Recent financings include $300 million of 6.5% senior notes due in 2010, $200 million of 7.0% senior notes due in 2013, and a $150 million unsecured credit agreement.  At March 31, 2004, we had unused borrowing capacity of $95.1 million under our $560 million revolving credit agreement, which expires in June 2005.  These financings are described in more detail in Note 11, Debt, of the Notes to the Consolidated Financial Statements in “Item 8.  Financial Statements and Supplementary Data” of our 2003 Annual Report on Form 10-K.

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

Operating Activities

For the first three months of 2004, operations used $102.9 million in cash, compared with $42.4 million provided for the same period in 2003.  For the three months ended March 31, 2004, items included in net income (loss) provided $153.0 million of cash, and unfavorable changes in working capital items used $255.9 million.  For the first three months of 2003, net income provided $63.2 million of cash, offset by $20.8 million of unfavorable working capital and other items.  Compared with first quarter 2003, the change in working capital items was primarily attributable to the OfficeMax, Inc. acquisition.

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

Our ratio of current assets to current liabilities was 1.42:1 at March 31, 2004, compared with 1.33:1 at March 31, 2003, and 1.27:1 at December 31, 2003.

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

At March 31, 2004 and 2003, we had $2.5 billion and $1.8 billion of debt outstanding.  At December 31, 2003, we had $2.3 billion of debt outstanding.  Our debt-to-equity ratio was 1.04:1 and 1.31:1 at March 31, 2004 and 2003.  Our debt-to-equity ratio was .98:1 at December 31, 2003.  Our March 31, 2004, debt-to-equity ratio decreased, compared with the same period a year ago, because the increase in equity from the stock issued in December 2003 for the OfficeMax, Inc. acquisition was greater than the increase in debt that resulted from the OfficeMax, Inc. acquisition.

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

Our debt structure consists of credit agreements, note agreements, adjustable conversion-rate equity security units, and other borrowings.  See Note 11, Debt, of the Notes to Consolidated Financial Statements in “Item 8.  Financial Statements and Supplementary Data” of our 2003 Annual Report on Form 10-K for a listing of our debt.  For more information, also see “Contractual Obligations” and “Disclosures of Financial Market Risks” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2003 Annual Report on Form 10-K.  Components of our debt structure that are subject to variable interest rates or have recently changed are as follows:

In March 2002, we entered into a three-year, unsecured revolving credit agreement with 14 major financial institutions.  The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate.  Borrowings under the agreement were $390.0 million at March 31, 2004.  In addition to these borrowings, $74.9 million of letters of credit are considered a draw on the revolver, thus reducing our borrowing capacity as of March 31, 2004, to $95.1 million.  At March 31, 2004, our borrowing rate under the revolving credit agreement was 2.4%.  We have entered into interest rate swaps to hedge the cash flow risk from the variable interest payments on $50 million of LIBOR-based debt, which gave us an effective interest rate of 2.7% for outstanding borrowings under the revolving credit agreement at March 31, 2004.  The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization.  At March 31, 2004, we were in compliance with these covenants.  Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum.  Our net worth at March 31, 2004, exceeded the defined minimum by $1,068.8 million.  When the agreement expires in June 2005, any amount outstanding will be due and payable.

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

In December 2003, the FASB issued a revised FASB Interpretation No. 46, Consolidation of Variable Interest Entities.  Interpretation No. 46, as revised, required us to reclassify $172.5 million of “Adjustable conversion-rate equity security units” from “Minority Interest” to “Debt” in our Consolidated

Balance Sheets and recognize distributions on these securities as “Interest expense” rather than “Minority interest, net of income tax” in our Consolidated Statements of Income (Loss).  As allowed by the FASB’s revised Interpretation No. 46, prior years’ financial statements were reclassified to conform with the current year’s presentation.   In all periods presented, there was no net effect on earnings, and the reclassification of these securities to debt did not affect our financial covenants.

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

Cautionary and Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  Statements that are not historical or current facts, including statements about our expectations, anticipated financial results, and future business prospects, are forward-looking statements.  You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate,” and other similar expressions.  You can find examples of these statements throughout this report, including the Summary and Outlook section.  We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report.  We have listed below inherent risks and uncertainties that could cause our actual results to differ materially from those we project.  We do not assume an obligation to update any forward-looking statement.

Competition in our markets could harm our ability to achieve or maintain profitability.  All of the markets we serve are highly competitive, with a number of large companies operating in each.  We compete in our markets principally through price, service, quality, and value-added products and services.

OfficeMax Contract and Retail Segments.  The office products market is highly competitive.  Purchasers of office products have many options when purchasing office supplies and paper, technology products, and office furniture. We compete with worldwide contract stationers, large retail office products suppliers, direct-mail distributors, discount retailers, drugstores, supermarkets, and thousands of local and regional contract stationers, many of whom have long-standing customer relationships.  Increased competition in the office products industry, together with increased advertising, has heightened price awareness among end-users.  Such heightened price awareness has led to margin pressure on office products.  Besides price, competition is also based on customer service.

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

We cannot ensure that our integration with OfficeMax, Inc. will be successful.  Integrating and coordinating our operations and personnel with those of OfficeMax, Inc. will involve complex operational and personnel-related challenges.  This process will be time-consuming and expensive, may disrupt the business of either or both companies, and may not result in the full benefits we expect.  The difficulties, costs, and delays that could be encountered include: unanticipated issues in integrating information, communications, and other systems; negative effects on employee morale and performance as a result of job changes and reassignments; difficulties attracting and retaining key personnel; loss of customers; unanticipated incompatibility of purchasing, logistics, marketing, paper sales, and administration methods; and unanticipated costs of terminating or relocating facilities and operations.

We have more indebtedness since the merger, which could adversely affect our cash flows, business, and ability to fulfill our debt obligations.  We have a substantial amount of debt, some of which we recently incurred as part of our acquisition of OfficeMax, Inc.  As of April 30, 2004, our outstanding debt was approximately $2.4 billion.  The increased levels of debt could, among other things: require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions, and other purposes; increase the cost and reduce the availability of funds from commercial lenders, debt financing transactions, and other sources; increase our vulnerability to, and limit our flexibility in planning for, adverse economic and industry conditions; create competitive disadvantages compared with other companies with lower debt levels; and cause further downgrading of our credit rating, which could limit our ability to borrow money and increase the cost of doing so.

The outcome and timing of our evaluation of strategic alternatives is uncertain.  At the same time we announced our acquisition of OfficeMax, Inc., we announced we would evaluate strategic alternatives for our paper and building products businesses.  We have engaged Goldman, Sachs & Co. to assist the company in developing, evaluating, and implementing these alternatives.  We are considering alternatives ranging from no change in our business mix to restructurings, divestitures, spinoffs, and other business combinations.  The evaluation and any subsequent implementation of the plans that we develop could, in fact, take longer than we have anticipated.  The evaluation and its timing, outcome, and implementation may significantly affect the company and its future financial results and business prospects.

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

ITEM 4.         CONTROLS AND PROCEDURES

(a)               As of the end of the period covered by this quarterly report on Form 10-Q/A for the quarter ended March 31, 2004, the chief executive officer and chief financial officer directed and supervised an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934). The evaluation was conducted to determine whether the company’s disclosure controls and procedures were effective in bringing material information about the company to the attention of senior management.  The company’s chief executive officer and chief financial officer believe that the company’s disclosure controls and procedures were designed to alert them in a timely manner to material information that the company is required to disclose in its filings with the Securities and Exchange Commission.

Subsequent to this evaluation, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004.  Based on its assessment, management concluded that, as of March 31, 2004, OfficeMax’s internal control over financial reporting was not effective due to a material weakness in internal control associated with the control environment of an entity acquired near the end of 2003, described below.  Accordingly, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were not effective as of March 31, 2004 to alert them in a timely manner to material information that the company is required to disclose in its filings with the Securities and Exchange Commission.

The material weakness resulted from the combination of the following internal control deficiencies that, when aggregated, resulted in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions:  (i) insufficient policies and procedures to ensure that employees in the merchandising department of the acquired entity acted in accordance with our Code of Conduct, (ii) insufficient policies and procedures regarding the follow-up on communications from vendor(s) regarding disputed claims, including the lack of adequate segregation of duties involving initiation of transactions and dispute resolution, and (iii) inadequately trained personnel within the merchandising and accounting departments. As a result of the deficiencies, the company overstated operating income in the first quarter of 2004 and understated operating income in the second and third quarters of 2004. The company has restated each of the aforementioned quarters to properly reflect the appropriate accounting in each period.

During December of 2004 we began an investigation under the direction of the audit committee of our board of directors into claims by a vendor to our retail business that certain employees acted inappropriately in requesting promotional payments and in falsifying supporting documentation for claims billed to the vendor by the company during 2003 and 2004.  The investigation, which was concluded in February 2005, confirmed that certain employees fabricated supporting documents for approximately $3.3 million in claims billed to the vendor.  In addition, the investigation identified certain rebates and other payments from vendors in 2004 that were not recorded in the appropriate accounting period, because certain employees submitted inaccurate claim forms to support immediate recognition of vendor income related to future activities and over-deducted monies on payment to vendors for volume purchases (or other performance) that had not yet occurred.  As a result, the company overstated operating income in the first quarter of 2004 by approximately $7.1 million and understated operating income by approximately $1.1 million and $1.7 million in the second and third quarters of 2004, respectively.  Although the amounts of overstatement and understatement were relatively small compared with the total vendor credits and the company’s cost of sales in each quarter, the company has restated quarterly income in each of the first three fiscal quarters of 2004.

The company has made and will continue to make improvements to processes and controls that we believe will remediate the material weakness.  Specifically, the company has:

•     Terminated employees who knowingly violated company policies;

•     Completed a review of all outstanding vendor claims and receivables;

•     Converted a substantial portion of our vendor credits to standard agreements that emphasize purchase volume credits over promotion and event driven credits, thereby ensuring the use of objective criteria to determine when a credit has been earned and may be taken into income by the company;

•     Expanded the practice of requesting vendor confirmation of vendor credit claims and outstanding receivables; and

•     Clarified the duties and responsibilities of the company personnel who interact with vendors to reinforce accountability.

In addition, management intends to:

•     Improve the training of personnel in the accounting and merchandising departments with respect to the company’s vendor income policies and practices;

•     Enhance the skill level, staffing and reporting authority of personnel in the accounting and merchandising departments; and

•     Vest a senior executive with the responsibility to review issues related to vendor credits, such as outstanding receivables and disagreements with vendors, and regularly report his or her findings directly to the audit committee.

(b)              While there have been significant changes (described above) in the company’s internal control over financial reporting since December 31, 2004, no change in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

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

OFFICEMAX INCORPORATED

/s/ Theodore Crumley

Theodore Crumley
Executive Vice President and Chief Financial Officer (As Duly Authorized Officer and Principal Financial Officer)

Date: March 16, 2005

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q/A for the Quarter Ended March 31, 2004

Number	Description

11	Computation of Per-Share Income (Loss) (Restated)

12.1	Ratio of Earnings to Fixed Charges (Restated)

12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements (Restated)

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated