Form 10-Q/A
period 2004-06-30
OFFICEMAX INC
filed 2005-03-16
CIK 12978

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).       Yes ☒     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 31, 2004
Common Stock, $2.50 par value	88,041,342

OFFICEMAX INCORPORATED

FORM 10-Q/A

INTRODUCTORY NOTE

This Amendment No. 1 to quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend the company’s quarterly report on Form 10-Q for the quarter ended June 30, 2004, which was originally filed on August 5, 2004 (“Original Form 10-Q”).  Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of Items 1, 2 and 4 of Part I and Item 6 of Part II, as amended, as well as certain currently dated certifications.  Unaffected items have not been repeated in this Amendment No. 1.

Based on the results of an investigation into the company’s accounting for vendor income that began in the fourth quarter of 2004, the company concluded in February 2005 that it overstated operating income in the first quarter of 2004 by $7.1 million and understated operating income by $1.1 million and $1.7 million in the second and third quarters of 2004, respectively.  Net income was overstated by $4.3 million in the first quarter of 2004 and understated by $0.7 million and $1.0 million in the second and third quarters of 2004, respectively.  For the six months ended June 30, 2004, operating income was overstated by $6.0 million and net income was overstated by $3.6 million.  The company’s financial statements as of and for the year ended December 31, 2003, were not materially impacted.  See Note 24 to the accompanying consolidated financial statements for a discussion of the adjustment.

Other than the change in our company name, as mentioned below, this Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q, which was filed on August 5, 2004.  Such events include, among others, the events described in the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, and the events described in the company’s current reports on Form 8-K filed after the filing of the Original Form 10-Q. This Amendment No. 1 is effective for all purposes as of August 5, 2004.

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

TABLE OF CONTENTS

	PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements (Restated)	4
	Notes to Quarterly Consolidated Financial Statements (Restated and Unaudited)	9
	1. Basis of Presentation	9
	2. OfficeMax, Inc. Acquisition	9
	3. OfficeMax, Inc. Integration	10
	4. Net Income (Loss) Per Common Share	12
	5. Stock-Based Compensation	14
	6. Other (Income) Expense, Net	15
	7. Income Taxes	15
	8. Comprehensive Income (Loss)	16
	9. Accounting Changes	16
	10. Receivables	17
	11. Investments in Equity Affiliates	17
	12. Inventories	17
	13. Deferred Software Costs	17
	14. Goodwill and Intangible Assets	18
	15. Debt	19
	16. Financial Instruments	20
	17. Retirement and Benefit Plans	21
	18. 2003 Cost-Reduction Program	22
	19. Recently Adopted Accounting Standards	23
	20. Segment Information	24
	21. Commitments and Guarantees	25
	22. Legal Proceedings and Contingencies	26
	23. Subsequent Event	26
	24. Restatement of Previously Issued Financial Statements	26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)	29
	Summary and Outlook	29
	Results of Operations, Consolidated	34
	OfficeMax, Contract	36
	OfficeMax, Retail	38
	Boise Building Solutions	39
	Boise Paper Solutions	40
	Liquidity and Capital Resources	41
	Timber Supply and Environmental Issues	44
	Critical Accounting Estimates	45
	Cautionary and Forward-Looking Statements	45

Item 4.	Controls and Procedures	47

	PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	48

PART I - FINANCIAL INFORMATION

ITEM 1.             FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income (Loss)
(thousands, except per-share amounts)

	Three Months Ended June 30
	2004	2003
	(Restated)
	(unaudited)

Sales	$3,401,189	$1,928,984

Costs and expenses
Materials, labor, and other operating expenses	2,672,317	1,578,445
Depreciation, amortization, and cost of company timber harvested	100,693	73,730
Selling and distribution expenses	478,015	217,472
General and administrative expenses	73,739	35,297
Other (income) expense, net	(43,946)	1,836

	3,280,818	1,906,780

Equity in net income of affiliates	1,244	474

Income from operations	121,615	22,678

Interest expense	(40,432)	(31,063)
Interest income	450	318
Foreign exchange gain (loss)	(524)	1,860

	(40,506)	(28,885)

Income (loss) before income taxes and minority interest	81,109	(6,207)
Income tax (provision) benefit	(29,632)	2,273

Income (loss) before minority interest	51,477	(3,934)
Minority interest, net of income tax	(406)	—

Net income (loss)	51,071	(3,934)
Preferred dividends	(3,168)	(3,287)

Net income (loss) applicable to common shareholders	$47,903	$(7,221)

Net income (loss) per common share
Basic	$0.55	$(0.12)

Diluted	$0.53	$(0.12)

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income (Loss)
(thousands, except per-share amounts)

	Six Months Ended June 30
	2004	2003
	(Restated)
	(unaudited)

Sales	$6,930,843	$3,782,227

Costs and expenses
Materials, labor, and other operating expenses	5,441,876	3,093,634
Depreciation, amortization, and cost of company timber harvested	199,042	149,312
Selling and distribution expenses	984,447	431,634
General and administrative expenses	146,628	70,670
Other (income) expense, net	(90,607)	12,988

	6,681,386	3,758,238

Equity in net income of affiliates	6,311	415

Income from operations	255,768	24,404

Interest expense	(81,084)	(63,254)
Interest income	934	432
Foreign exchange gain (loss)	(344)	2,816

	(80,494)	(60,006)

Income (loss) before income taxes, minority interest, and cumulative effect of accounting changes	175,274	(35,602)
Income tax (provision) benefit	(63,832)	12,925

Income (loss) before minority interest and cumulative effect of accounting changes	111,442	(22,677)
Minority interest, net of income tax	(1,248)	—

Income (loss) before cumulative effect of accounting changes	110,194	(22,677)
Cumulative effect of accounting changes, net of income tax	—	(8,803)

Net income (loss)	110,194	(31,480)
Preferred dividends	(6,534)	(6,553)

Net income (loss) applicable to common shareholders	$103,660	$(38,033)

Net income (loss) per common share
Basic before cumulative effect of accounting changes	$1.20	$(0.50)
Cumulative effect of accounting changes, net of income tax	—	(0.15)

Basic	$1.20	$(0.65)

Diluted before cumulative effect of accounting changes	$1.14	$(0.50)
Cumulative effect of accounting changes, net of income tax	—	(0.15)

Diluted	$1.14	$(0.65)

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands)

	June 30		December 31
	2004	2003	2003
	(Restated)
	(unaudited)

ASSETS
Current
Cash and cash equivalents	$180,194	$98,240	$124,879
Receivables, less allowances of $9,839, $14,338, and $10,865	747,927	503,264	574,219
Inventories	1,591,822	648,831	1,609,811
Deferred income taxes	138,542	62,262	132,235
Other	68,868	41,485	60,148

	2,727,353	1,354,082	2,501,292

Property
Property and equipment
Land and land improvements	87,145	72,887	87,703
Buildings and improvements	909,404	749,141	890,871
Machinery and equipment	4,996,946	4,717,286	4,905,012

	5,993,495	5,539,314	5,883,586
Accumulated depreciation	(3,214,651)	(3,008,395)	(3,058,527)

	2,778,844	2,530,919	2,825,059
Timber, timberlands, and timber deposits	303,052	321,414	330,667

	3,081,896	2,852,333	3,155,726

Goodwill	1,135,016	421,648	1,107,292
Intangible assets, net	210,353	25,557	218,196
Investments in equity affiliates	85	35,980	44,335
Other assets	335,678	300,265	349,318

Total assets	$7,490,381	$4,989,865	$7,376,159

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands, except share amounts)

	June 30		December 31
	2004	2003	2003
	(Restated)
	(unaudited)

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Short-term borrowings	$49,547	$1,000	$5,188
Current portion of long-term debt	667,257	75,485	83,016
Income taxes payable	—	8,586	694
Accounts payable	1,100,138	558,896	1,255,303
Accrued liabilities
Compensation and benefits	292,058	205,700	317,934
Interest payable	30,572	25,167	34,130
Other	387,243	124,864	280,646

	2,526,815	999,698	1,976,911

Debt
Long-term debt, less current portion	1,419,457	1,494,410	1,999,876
Adjustable conversion-rate equity security units	172,500	172,500	172,500
Guarantee of ESOP debt	—	40,504	19,087

	1,591,957	1,707,414	2,191,463

Other
Deferred income taxes	92,656	153,654	43,311
Compensation and benefits	573,677	672,411	564,331
Other long-term liabilities	245,057	57,133	256,355

	911,390	883,198	863,997

Minority interest	21,674	—	20,154

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock — no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 4,002,031, 4,146,255, and 4,117,827 shares outstanding	180,091	186,581	185,302
Deferred ESOP benefit	—	(40,504)	(19,087)
Common stock — $2.50 par value; 200,000,000 shares authorized; 87,914,957; 58,313,553, and 87,137,306 shares outstanding	216,786	145,784	214,805
Additional paid-in capital	1,263,912	475,215	1,228,694
Retained earnings	979,023	905,308	907,738
Accumulated other comprehensive loss	(201,267)	(272,829)	(193,818)

Total shareholders’ equity	2,438,545	1,399,555	2,323,634

Total liabilities and shareholders’ equity	$7,490,381	$4,989,865	$7,376,159

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(thousands)

	Six Months Ended June 30
	2004	2003
	(Restated)
	(unaudited)

Cash provided by (used for) operations
Net income (loss)	$110,194	$(31,480)
Items in net income (loss) not using (providing) cash Equity in net income of affiliates	(6,311)	(415)
Depreciation, amortization, and cost of company timber harvested	199,042	149,312
Deferred income tax provision (benefit)	51,109	(19,971)
Minority interest, net of income tax	1,248	—
Gain on sale of assets	(106,660)	—
Pension and other postretirement benefits expense	48,971	41,092
Cumulative effect of accounting changes, net of income tax	—	8,803
Other	13,055	(2,816)
Receivables	(165,063)	(68,899)
Inventories	16,831	61,384
Accounts payable and accrued liabilities	(91,986)	18,912
Current and deferred income taxes	(12,557)	(7,499)
Pension and other postretirement benefits payments	(32,481)	(24,488)
Other	(42,226)	24,905

Cash provided by (used for) operations	(16,834)	148,840

Cash provided by (used for) investment
Expenditures for property and equipment	(146,772)	(108,001)
Expenditures for timber and timberlands	(4,569)	(4,264)
Proceeds from equity affiliates	20	76
Sale of assets	186,946	—
Other	(330)	(3,460)

Cash provided by (used for) investment	35,295	(115,649)

Cash provided by (used for) financing
Cash dividends paid
Common stock	(25,825)	(17,486)
Preferred stock	(6,773)	(7,006)

	(32,598)	(24,492)
Short-term borrowings	44,359	(27,000)
Additions to long-term debt	70,098	147,363
Payments of long-term debt	(64,418)	(90,568)
Other	19,413	(5,406)

Cash provided by (used for) financing	36,854	(103)

Increase in cash and cash equivalents	55,315	33,088
Balance at beginning of the year	124,879	65,152

Balance at June 30	$180,194	$98,240

See accompanying notes to consolidated financial statements.

Notes to Quarterly Consolidated Financial Statements (Restated and Unaudited - See Note 24, Restatement of Previously Issued Financial Statements, for a discussion of the Restatement.)

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

$1,396,537

We summarized the estimated fair values of assets acquired and liabilities assumed for the OfficeMax, Inc. acquisition in Note 2, OfficeMax Acquisition, in “Item 8.  Financial Statements and Supplementary Data” in our 2003 Annual Report on Form 10-K.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.  During the six months ended June 30, 2004, we recorded $34.9 million of purchase price adjustments that increased the recorded amount of goodwill.  The adjustments were related to adjustments to the recorded amounts of accounts receivable, fair value adjustments and liability accruals as well as severance accruals for the consolidation of one OfficeMax, Inc. customer service center and consolidation of headquarters administrative staff.

Pro Forma Financial Information

The following table summarizes unaudited pro forma financial information assuming we had acquired OfficeMax, Inc. on January 1, 2003.  The unaudited pro forma financial information uses OfficeMax, Inc.’s data for the months corresponding to our June 30 period-end.  This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position.  We have not finalized our integration plans.  Accordingly, this pro forma information does not include all costs related to the integration.  When the costs are determined, they will either increase the amount of goodwill recorded or decrease net income, depending on the nature of the costs.  We also expect to realize operating synergies.  Synergies will come from offering more products and services across more customer channels, purchasing leverage from increased scale, and reduced costs in logistics, marketing, and administration.  The pro forma information does not reflect these potential expenses and synergies.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(thousands, except per-share amounts)

Sales	$3,018,410	$6,171,745

Net loss before cumulative effect of accounting changes	$(19,523)	$(28,369)
Cumulative effect of accounting changes, net of income tax	—	(8,803)

Net loss	$(19,523)	$(37,172)

Net loss per common share
Basic and diluted before cumulative effect of accounting changes	$(0.27)	$(0.41)
Cumulative effect of accounting changes, net of income tax	—	(0.10)

Basic and diluted	$(0.27)	$(0.51)

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

During the three and six months ended June 30, 2004, we charged approximately $8.3 million and $17.2 million of integration costs to our Consolidated Statements of Income.  Integration costs occurred primarily in the contract segment as the business consolidated distribution centers, customer service centers, and administrative staff.  For the three and six months ended June 30, 2004, approximately $2.2 million and $8.3 million of the costs are included in “Other (income) expense, net,” and $6.1 million and $8.9 million are included in “Selling and distribution expenses.”  They are as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(thousands)

Severance	$1,170	$5,792
Lease termination costs	1,049	1,049
Vendor transition costs	1,234	1,234
Professional fees	2,181	3,614
Payroll, benefits, and travel	1,295	2,220
Write-down of long-lived assets	—	1,444
Other integration costs	1,398	1,854

	$8,327	$17,207

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

In addition to these store closures, at December 31, 2003, we identified 45 OfficeMax, Inc. facilities that were no longer strategically or economically viable.  In accordance with the provisions of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, at December 31, 2003, we had $69.4 million of reserves recorded in our Consolidated Balance Sheet.  We closed these stores during first quarter 2004, eliminating approximately 995 employee positions, of which approximately 310 people were offered transfers to other stores.  These charges were accounted for as exit activities in connection with the acquisition, and we did not recognize a charge to income in our Consolidated Statements of Income.  Most of the cash expenditures for the facilities described above will be made over the remaining lives of the operating leases, which range from one month to 12 years.  At June 30, 2004, the remaining reserve in our Consolidated Balance Sheet was $58.1 million.

At June 30, 2004, approximately $36.1 million of the facility closure reserve liability was included in “Accrued liabilities, other,” and $85.7 million was included in “Other long-term liabilities.”  Facility closure reserve account activity was as follows:

	Lease Termination Costs	Severance	Other	Total
	(thousands)

Facility closure reserve at December 31, 2003	$126,922	$794	$412	$128,128
Costs incurred and charged to expense/goodwill	4,075	3,440	—	7,515
Charges against the reserve	(12,799)	(1,043)	(2)	(13,844)

	$118,198	$3,191	$410	$121,799

4.         Net Income (Loss) Per Common Share

Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by weighted average shares outstanding.  For the three and six months ended June 30, 2003, the computation of diluted loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss were the same.

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Restated)		(Restated)
	(thousands, except per-share amounts)

Basic
Income (loss) before cumulative effect of accounting changes	$51,071	$(3,934)	$110,194	$(22,677)
Preferred dividends (a)	(3,168)	(3,287)	(6,534)	(6,553)

Basic income (loss) before cumulative effect of accounting changes	47,903	(7,221)	103,660	(29,230)
Cumulative effect of accounting changes, net of income tax	—	—	—	(8,803)

Basic income (loss)	$47,903	$(7,221)	$103,660	$(38,033)

Average shares used to determine basic income (loss) per common share	86,474	58,300	86,275	58,295

Basic income (loss) per common share before cumulative effect of accounting changes	$0.55	$(0.12)	$1.20	$(0.50)
Cumulative effect of accounting changes, net of income tax	—	—	—	(0.15)

Basic income (loss) per common share	$0.55	$(0.12)	$1.20	$(0.65)

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Restated)		(Restated)
	(thousands, except per-share amounts)

Diluted
Basic income (loss) before cumulative effect of accounting changes	$47,903	$(7,221)	$103,660	$(29,230)
Preferred dividends eliminated	3,168	—	6,534	—
Supplemental ESOP contribution	(2,869)	—	(5,932)	—

Diluted income (loss) before cumulative effect of accounting changes	48,202	(7,221)	104,262	(29,230)
Cumulative effect of accounting changes, net of income tax	—	—	—	(8,803)
Diluted income (loss) (b)	$48,202	$(7,221)	$104,262	$(38,033)

Average shares used to determine basic income (loss) per common share	86,474	58,300	86,275	58,295
Restricted stock, stock options, and other	1,976	—	1,929	—
Series D Convertible Preferred Stock	3,252	—	3,281	—
Average shares used to determine diluted income (loss) per common share (b) (c)	91,702	58,300	91,485	58,295
Diluted income (loss) per common share before cumulative effect of accounting changes	$0.53	$(0.12)	$1.14	$(0.50)
Cumulative effect of accounting changes, net of income tax	—	—	—	(0.15)
Diluted income (loss) per common share	$0.53	$(0.12)	$1.14	$(0.65)

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

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Restated)		(Restated)
	(thousands, except per-share amounts)

Reported net income (loss)	$51,071	$(3,934)	$110,194	$(31,480)

Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	4,380	57	7,917	92

Deduct: Total stock-based employee compensation expense determined under the fair value method, for all awards, net of related tax effects	(4,380)	(2,218)	(7,917)	(4,414)
Pro forma net income (loss)	51,071	(6,095)	110,194	(35,802)
Preferred dividends	(3,168)	(3,287)	(6,534)	(6,553)
Pro forma net income (loss) applicable to common shareholders	$47,903	$(9,382)	$103,660	$(42,355)
Basic and diluted income (loss) per share

Basic
As reported	$0.55	$(0.12)	$1.20	$(0.65)
Pro forma	0.55	(0.16)	1.20	(0.73)

Diluted
As reported	$0.53	$(0.12)	$1.14	$(0.65)
Pro forma	0.53	(0.16)	1.14	(0.73)

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

We calculate compensation expense for restricted stock awards based on the fair value of OfficeMax’s stock on the date of grant.  We recognize the expense over the vesting period.  For more information, see Note 14, Shareholders’ Equity, in our 2003 Annual Report on Form 10-K.

6.                                      Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items.  The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(thousands)

Sale of interest in Voyageur Panel (Note 11)	$(46,498)	$—	$(46,498)	$—
OfficeMax integration costs (Note 3)	2,219	—	8,285	—
Sale of timberlands (a)	—	—	(59,915)	—
Sale of plywood and lumber operations (b)	—	—	7,123	—
Cost-reduction program (Note 18)	—	—	—	10,114
Sales of receivables	956	832	1,900	1,691
Other, net	(623)	1,004	(1,502)	1,183
	$(43,946)	$1,836	$(90,607)	$12,988

(a)                                  In March 2004, we sold approximately 79,000 acres of timberland in western Louisiana for $84 million and recorded a $59.9 million pretax gain in our Consolidated Statement of Income for the six months ended June 30, 2004.

(b)                                 In February 2004, we sold our plywood and lumber facilities in Yakima, Washington.  In connection with the sale, we recorded $7.1 million of costs in “Other (income) expense, net” in our Consolidated Statement of Income for the six months ended June 30, 2004.  However, the sale also resulted in a $7.4 million reduction in our estimated LIFO reserve, which we recorded in “Materials, labor, and other operating expenses.”

7.                                      Income Taxes

Our estimated tax provision rate for the six months ended June 30, 2004, was 36.4%, compared with an effective tax benefit rate of 36.3% for the six months ended June 30, 2003.  Changes in estimated tax rates are due to the sensitivity of the rates to changing income levels and the mix of domestic and foreign sources of income.

For the three and six months ended June 30, 2004, we paid income taxes, net of refunds received, of $9.8 million and $15.7 million.  We paid $5.3 million and $22.4 million for the same periods in 2003.

8.                                      Comprehensive Income (Loss)

Comprehensive income (loss) for the periods included the following:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(Restated)		(Restated)
	(thousands)

Net income (loss)	$51,071	$(3,934)	$110,194	$(31,480)

Other comprehensive income (loss)
Cumulative foreign currency translation adjustment	(14,331)	13,950	(9,853)	24,523
Cash flow hedges	1,705	1,719	2,404	1,385
Comprehensive income (loss), net of income taxes	$38,445	$11,735	$102,745	$(5,572)

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

10.                               Receivables

We have sold fractional ownership interests in a defined pool of trade accounts receivable.  At June 30, 2004, $300 million of sold accounts receivable were excluded from “Receivables” in our Consolidated Balance Sheet, compared with $200 million excluded at June 30, 2003, and $250 million excluded at December 31, 2003.  The portion of fractional ownership interest we retain is included in “Receivables” in the Consolidated Balance Sheets.  The increase at June 30, 2004, in sold accounts receivable of $50 million over the amount at December 31, 2003, provided cash from operations in 2004.  This program consists of a revolving sale of receivables for 364 days and is subject to renewal.  Costs related to the program are included in “Other (income) expense, net” in the Consolidated Statements of Income (Loss); see Note 6, Other (Income) Expense, Net.  Under the accounts receivable sale agreements, the maximum amount available from time to time may not exceed $300 million and is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables, and the historical performance of the receivables.

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

Prior to the sale, we accounted for the joint venture under the equity method.  Accordingly, segment results do not include the joint venture’s sales but do include $1.2 million and $6.3 million of equity in earnings during the three and six months ended June 30, 2004, and $0.4 million of equity in earnings during each of the same periods in 2003.  Our investment in this venture was $35.9 million at June 30, 2003, and $44.2 million at December 31, 2003.  We had an agreement with Voyageur Panel under which we operated the plant and marketed its product.  During the three months ended June 30, 2004 and 2003, Voyageur Panel paid us sales commissions of $0.7 million.  During the six months ended June 30, 2004 and 2003, they paid us sales commissions of $2.1 million and $1.3 million, respectively.  Management fees paid to us by Voyageur Panel were $0.2 million and $0.5 million during the three and six months ended June 30, 2004, and $0.3 million and $0.6 million during the same periods in 2003.

12.                               Inventories

Inventories include the following:

	June 30		December 31
	2004	2003	2003
	(Restated)
	(thousands)

Merchandise inventories	$1,261,481	$313,164	$1,246,058
Finished goods and work in process	204,659	201,541	210,956
Logs	19,607	24,048	51,572
Other raw materials and supplies	148,844	151,932	145,390
LIFO reserve	(42,769)	(41,854)	(44,165)

	$1,591,822	$648,831	$1,609,811

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

Changes in the carrying amount of goodwill by segment are as follows:

	OfficeMax, Contract	OfficeMax, Retail	Boise Building Solutions	Total
		(Restated)		(Restated)
	(thousands)

Balance at December 31, 2003	$487,997	$607,656	$11,639	$1,107,292

Effect of foreign currency translation	(5,707)	—	—	(5,707)
Purchase price adjustments
OfficeMax, Inc. acquisition (Note 2)	690	34,241	—	34,931
Other	(1,500)	—	—	(1,500)

Balance at June 30, 2004	$481,480	$641,897	$11,639	$1,135,016

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

	Six Months Ended June 30, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names	$173,100	$—	$173,100
Customer lists and relationships	31,808	(8,072)	23,736
Noncompete agreements	13,005	(1,763)	11,242
Exclusive distribution rights	3,266	(991)	2,275

	$221,179	$(10,826)	$210,353

	Six Months Ended June 30, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Customer lists and relationships	$28,036	$(5,531)	$22,505
Noncompete agreements	5,157	(4,542)	615
Exclusive distribution rights	3,017	(580)	2,437

	$36,210	$(10,653)	$25,557

	Year Ended December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)

Trade names	$177,000	$—	$177,000
Customer lists and relationships	32,692	(6,936)	25,756
Noncompete agreements	17,894	(4,984)	12,910
Exclusive distribution rights	3,363	(833)	2,530

	$230,949	$(12,753)	$218,196

Intangible asset amortization expense totaled $1.5 million and $2.9 million for the three and six months ended June 30, 2004, and $0.8 million and $1.6 million for the three and six months ended June 30, 2003.  The estimated amortization expense is $5.5 million, $5.5 million, $5.4 million, $5.3 million, $3.9 million, and $1.5 million in 2004, 2005, 2006, 2007, 2008, and 2009, respectively.

15.                               Debt

In March 2002, we entered into a three-year, unsecured revolving credit agreement.  The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate.  Borrowings under the agreement were $280 million at June 30, 2004, and were classified in current portion of long-term debt.  In addition to these borrowings, $76.5 million of letters of credit reduced our borrowing capacity at June 30, 2004, to $203.5 million.  At June 30, 2004, our borrowing rate under the revolving credit agreement, including fees, was 3.5%.  We have entered into interest rate swaps to hedge the cash flow risk from the variable interest payments on $50 million of LIBOR-based debt, which gave us an effective interest rate of 4.0% for outstanding borrowings under the revolving credit agreement at June 30, 2004.  The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization.  At June 30, 2004, we were in compliance with these covenants.  Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum.  Our net worth at June 30, 2004, exceeded the defined minimum by $1,096.9 million.  When the agreement expires in June 2005, any amount outstanding will be due and payable.

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

Cash payments for interest, net of interest capitalized, were $50.3 million and $84.6 million for the three and six months ended June 30, 2004, and $30.6 million and $68.2 million for the three and six months ended June 30, 2003.  The difference between the payments made in 2004, compared with 2003, was due to higher debt levels in 2004 related to additional borrowings to provide cash for the OfficeMax, Inc. acquisition.

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

17.                               Retirement and Benefit Plans

The following represents the components of net periodic pension and postretirement benefit costs in accordance with the revised SFAS No. 132, Employers’ Disclosures About Pensions and Other Postretirement Benefits:

	Pension Benefits		Other Benefits
	Three Months Ended June 30		Three Months Ended June 30
	2004	2003	2004	2003
	(thousands)

Service cost	$7,550	$10,053	$473	$411
Interest cost	26,290	26,397	1,597	1,746
Expected return on plan assets	(25,163)	(25,656)	—	—
Recognized actuarial loss	9,740	6,204	286	273
Amortization of prior service costs and other	1,294	1,533	(170)	(531)

Company-sponsored plans	19,711	18,531	2,186	1,899
Multiemployer pension plans	138	133	—	—

Net periodic benefit cost	$19,849	$18,664	$2,186	$1,899

	Pension Benefits		Other Benefits
	Six Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
	(thousands)

Service cost	$15,191	$20,106	$952	$812
Interest cost	52,569	52,793	3,213	3,448
Expected return on plan assets	(50,361)	(51,312)	—	—
Recognized actuarial loss	19,480	12,408	572	546
Amortization of prior service costs and other	7,407	3,066	(340)	(1,059)

Company-sponsored plans	44,286	37,061	4,397	3,747
Multiemployer pension plans	288	284	—	—

Net periodic benefit cost	$44,574	$37,345	$4,397	$3,747

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

18.                               2003 Cost-Reduction Program

In March 2003, we announced the termination of approximately 550 employees in connection with our 2003 cost-reduction program.  At June 30, 2004, we had terminated approximately 505 employees.  Under our severance policy, in first quarter 2003, we recorded a pretax charge of $10.1 million for employee-related costs in “Other (income) expense, net” in our Consolidated Statement of Loss.  We recorded these costs in accordance with the provisions of SFAS No. 112, Employers’ Accounting for Postemployment Benefits.  We recorded $9.2 million in the OfficeMax, Contract, segment; $0.2 million in the Boise Paper Solutions segment; and $0.7 million in our Corporate and Other segment.  Employee-related costs are primarily for severance payments, most of which were paid in 2003, with the remainder to be paid in 2004.  This item increased our net loss by $6.1 million for the six months ended June 30, 2003.

The reserve liability for the cost-reduction program is included in “Accrued liabilities, other,” in the accompanying Consolidated Balance Sheets.  Reserve liability activity related to the 2003 charge is as follows:

Employee- Related Costs
(thousands)

2003 expense recorded	$10,100
Charges against reserve	(7,800)

Balance at December 31, 2003	2,300
Charges against reserve	(1,100)
Reserves credited to income	(200)

Balance at June 30, 2004	$1,000

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

20.                               Segment Information

There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from our 2003 Annual Report on Form 10-K.  An analysis of our operations by segment is as follows:

				Income (Loss)
				Before Taxes
	Sales			and Minority
	Trade	Intersegment	Total	Interest (a)
				(Restated)
	(thousands)

Three Months Ended June 30, 2004
OfficeMax, Contract	$1,037,506	$606	$1,038,112	$21,410
OfficeMax, Retail	966,668	—	966,668	(4,235)
Boise Building Solutions	1,047,698	7,569	1,055,267	126,659 (b)
Boise Paper Solutions	340,529	153,697	494,226	(958)
Corporate and Other	8,788	30,960	39,748	(21,335)

	3,401,189	192,832	3,594,021	121,541
Intersegment eliminations	—	(192,832)	(192,832)	—
Interest expense	—	—	—	(40,432)

	$3,401,189	$—	$3,401,189	$81,109

Three Months Ended June 30, 2003
OfficeMax, Contract	$904,316	$613	$904,929	$23,883
Boise Building Solutions	687,114	5,729	692,843	9,820
Boise Paper Solutions	331,778	127,598	459,376	1,023
Corporate and Other	5,776	12,993	18,769	(9,870)

	1,928,984	146,933	2,075,917	24,856
Intersegment eliminations	—	(146,933)	(146,933)	—
Interest expense	—	—	—	(31,063)

	$1,928,984	$—	$1,928,984	$(6,207)

(a)	Interest income has been allocated to our segments in the amounts of $0.5 million and $0.3 million for the three months ended June 30, 2004 and 2003.

(b)	Includes a $46.5 million pretax gain for the sale of our 47% interest in Voyageur Panel (see Note 11).

				Income (Loss)
				Before Taxes,
				Minority Interest,
				and Cumulative
	Sales			Effect of Accounting
	Trade	Intersegment	Total	Changes (a)
				(Restated)
	(thousands)

Six Months Ended June 30, 2004
OfficeMax, Contract	$2,157,058	$1,161	$2,158,219	$55,792
OfficeMax, Retail	2,187,660	—	2,187,660	12,691
Boise Building Solutions	1,891,432	15,374	1,906,806	195,081 (b)
Boise Paper Solutions	678,106	291,592	969,698	26,842 (c)
Corporate and Other	16,587	45,261	61,848	(34,048)

	6,930,843	353,388	7,284,231	256,358
Intersegment eliminations	—	(353,388)	(353,388)	—
Interest expense	—	—	—	(81,084)
	$6,930,843	$—	$6,930,843	$175,274

Six Months Ended June 30, 2003
OfficeMax, Contract	$1,841,935	$1,273	$1,843,208	$44,555 (d)
Boise Building Solutions	1,255,154	12,333	1,267,487	1,367
Boise Paper Solutions	673,443	254,146	927,589	338
Corporate and Other	11,695	26,487	38,182	(18,608)

	3,782,227	294,239	4,076,466	27,652
Intersegment eliminations	—	(294,239)	(294,239)	—
Interest expense	—	—	—	(63,254)
	$3,782,227	$—	$3,782,227	$(35,602)

(a)	Interest income has been allocated to our segments in the amounts of $0.9 million and $0.4 million for the six months ended June 30, 2004 and 2003.

(b)	Includes a $46.5 million pretax gain for the sale of our 47% interest in Voyageur Panel (see Note 11).

(c)	Includes a $59.9 million pretax gain for the sale of approximately 79,000 acres of timberland in western Louisiana (see Note 6).

(d)	Includes a $9.2 million pretax charge for employee-related costs incurred in connection with the 2003 cost-reduction program (see Note 18).

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

Boise Cascade Office Products Corporation and OfficeMax, Inc. (both wholly owned subsidiaries of OfficeMax Incorporated) guaranteed three of OfficeMax Incorporated’s floating-rate term loans.  At June 30, 2004, $60 million was outstanding under the term loans.  One of the term loans expires in April 2005, and two expire in May 2005.

Previously, OfficeMax Incorporated guaranteed the debt used to fund our employee stock ownership plan (ESOP) for our U.S. salaried employees.  The debt was repaid in 2004.  We have guaranteed tax indemnities on the ESOP debt.  Although the debt was paid, under these indemnities, we would be required to pay additional amounts to the debt holders if the interest payments on the debt were determined to be taxable.  Any amounts paid under this tax indemnification would be dependent upon future tax rulings and assessments by the Internal Revenue Service and are not quantifiable at this time.

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

23.                               Subsequent Event

On July 26, 2004, we announced that we had reached a definitive agreement to sell our paper, forest products, and timberland assets for approximately $3.7 billion to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC, a leading private equity investment firm located in Chicago, Illinois.  If consummated, this step will complete our review of strategic alternatives originally announced in July 2003.  We expect the transaction to be completed by mid-November 2004.  Following completion of the transaction, Boise Cascade Corporation will change our company and trade name to OfficeMax Incorporated, and will continue to operate the office products distribution business.  OfficeMax will trade on the New York Stock Exchange under the ticker symbol OMX, and the OfficeMax corporate headquarters will be in Itasca, Illinois.  George J. Harad, currently chairman and chief executive officer of Boise Cascade Corporation, will become executive chairman of the board of OfficeMax, Inc., and Chris Milliken, currently division president and chief executive officer for our office products distribution business, will be elected president and chief executive officer of OfficeMax, Inc.

24.                               Restatement of Previously Issued Financial Statements

Based on the results of an investigation into the company’s accounting for vendor income that began in the fourth quarter of 2004, we concluded in February 2005 that operating income had been understated by $1.1 million in the quarter ended June 30, 2004 and overstated by $6.0 million for the six months ended June 30, 2004.  Net income was understated by $0.7 million and overstated by $3.6 million in the three and six month periods ended June 30, 2004, respectively. To correct this error, the consolidated balance sheet as of June 30, 2004, the consolidated statements of income for the three and six months ended June 30, 2004, and the consolidated statement of cash flows for the six months ended June 30, 2004, have been restated.  The accompanying notes to consolidated financial statements have been restated as necessary to reflect the adjustments.

The effects of the revisions on the consolidated balance sheet as of June 30, 2004 are summarized in the following table:

	June 30, 2004
	Previously Reported	Restated
	(thousands)

Current assets
Receivables	$766,799	$747,927
Inventories	1,591,711	1,591,822

Goodwill	1,106,980	1,135,016

Total assets	7,481,106	7,490,381

Current liabilities
Accrued liabilities, other	$371,992	$387,243

Deferred income taxes	94,980	92,656

Shareholders’ equity
Retained earnings	982,675	979,023

Total shareholders’ equity	2,442,197	2,438,545

Total liabilities and shareholders’ equity	7,481,106	7,490,381

Operating income in the consolidated statements of income were adjusted by an increase of $1.1 million for the three months ended June 30, 2004, and by a cumulative decrease of $6.0 million for the six months ended June 30, 2004.  These adjustments were made to “Materials, labor, and other operating expenses.”  Net income was increased by $0.7 million for the quarter ended June 30, 2004, and was reduced by $3.6 million for the six months ended June 30, 2004.

The effects of the revisions on the consolidated statement of income for the three and six month periods ended June 30, 2004, are summarized in the following table:

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	Previously Reported	Restated	Previously Reported	Restated
	(thousands, except per-share amounts)

Costs and expenses
Materials, labor, and other operating expenses	$2,673,447	$2,672,317	$5,435,900	$5,441,876
Income from operations	120,485	121,615	261,744	255,768
Income (loss) before income taxes, minority interest, and cumulative effect of accounting changes	79,979	81,109	181,250	175,274
Income tax (provision) benefit	(29,192)	(29,632)	(66,156)	(63,832)
Income (loss) before minority interest and cumulative effect of accounting changes	50,787	51,477	115,094	111,442
Net income (loss)	50,381	51,071	113,846	110,194

Net income (loss) applicable to common shareholders	47,213	47,903	107,312	103,660

Net income (loss) per common share
Basic	$0.54	$0.55	$1.24	$1.20
Diluted	$0.52	$0.53	$1.18	$1.14

The effects of the revisions on the consolidated statement of cash flows for the six months ended June 30, 2004, are summarized in the following table:

	Six Months Ended June 30, 2004
	Previously Reported	Restated
	(thousands)

Cash provided by (used for) operations
Net income	$113,846	$110,194

Receivables	(183,935)	(165,063)
Inventories	16,942	16,831
Current and deferred income taxes	(10,233)	(12,557)
Other	(29,441)	(42,226)

There was no net impact on cash used for operations, cash provided by investment and cash provided by financing for the six months ended June 30, 2004.

The following notes to the consolidated financial statements have been restated to reflect the correction of the accounting for vendor income: Note 4. Net Income (Loss) Per Common Share; the fair-value-based method of accounting for stock-based compensation table in Note 5; Note 8. Comprehensive Income (Loss); Note 12. Inventories, Note 14. Goodwill and Intangible Assets; and Note 20. Segment Information.

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

Summary and Outlook

Financial Performance

Sales in second quarter 2004 increased 76% to $3.4 billion, compared with $1.9 billion in the second quarter a year ago.  Sales for the first half of 2004 increased 83% to $6.9 billion, compared with $3.8 billion in the first half of 2003.  Sales increased, relative to comparison periods, primarily because of the acquisition of OfficeMax, Inc. in December 2003 but were also aided by strong product prices in Boise Building Solutions.

Second quarter 2004 net income was $51.1 million, or 53 cents per diluted share, compared with a net loss of $3.9 million, or 12 cents per diluted share, in second quarter 2003.  Results in second quarter 2004 include a pretax gain of approximately $46.5 million on the sale in May 2004 of our 47% interest in Voyageur Panel, offset by $8.3 million of OfficeMax, Inc. integration costs in combined OfficeMax.  Income increased because of the gain on the sale of Voyageur Panel and strong product prices in Boise Building Solutions.

Net income for the first half of 2004 was $110.2 million, or $1.14 per diluted share, compared with a loss for the year-ago half of $31.5 million, or 65 cents per diluted share.  Income in 2004 included the previously mentioned pretax gain on the sale of our 47% interest in Voyageur Panel and a $59.9 million pretax gain for the sale of approximately 79,000 acres of timberland in western Louisiana, offset by approximately $17.2 million of OfficeMax, Inc. integration costs in our OfficeMax contract and retail segments.  Before these items, income increased from income in the first half of 2003 primarily because of strong product prices in Boise Building Solutions and increased income in our office products distribution business due primarily to the OfficeMax, Inc. acquisition.

OfficeMax, Contract and OfficeMax, Retail

In our combined OfficeMax contract and retail segments, sales increased 122% to $2.0 billion, compared with $904.9 million in the same quarter a year ago.  Combined sales for these segments for the first half of 2004 increased 136% to $4.3 billion, compared with $1.8 billion in the first half of 2003.  Sales increased, compared with both prior periods, because of the acquisition of OfficeMax, Inc.

Combined operating income for our contract and retail segments in second quarter 2004 was $17.2 million, down from $23.9 million in second quarter 2003.  Results weakened primarily because of seasonal losses in the retail segment.  For the first half of 2004, operating income for both segments was $68.5 million, compared with $44.6 million in the first half of 2003.  Income increased in the first half of 2004 because of the acquisition of OfficeMax, Inc.

In second quarter 2004, our OfficeMax contract and retail segments achieved $31.7 million of integration synergies and recorded integration costs of $8.3 million.  In the first half of 2004, synergies totaled $44.3 million of the $80 million expected for the year.  The synergies were achieved through the consolidation of facilities and administrative staff and purchasing leverage.  Synergies were modestly greater in our contract segment than in retail.  First-half integration costs were $17.2 million.

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

Following completion of the transaction, Boise Cascade Corporation will change our company and trade name to OfficeMax Incorporated, and will continue to operate the office products distribution business.  OfficeMax will trade on the New York Stock Exchange under the ticker symbol OMX, and the OfficeMax corporate headquarters will be in Itasca, Illinois.  George J. Harad, currently chairman and chief executive officer of Boise Cascade Corporation, will become executive chairman of the board of OfficeMax Incorporated, and Chris Milliken, currently division president and chief executive officer for our office products and distribution business, will be elected president and chief executive officer of OfficeMax Incorporated.

We expect to realize approximately $3.1 billion to $3.2 billion in cash proceeds after allowing for our $175 million reinvestment in Boise Cascade, L.L.C., and its affiliates, a retained interest in a timberland installment note, and other transaction-related settlements.  We currently expect to use approximately $2.2 billion to $2.3 billion of the net proceeds to pay down debt and other obligations and to return the remaining $800 million to $1.0 billion of net proceeds to shareholders through common and/or preferred stock buybacks, cash dividends, or a combination.

The acquiring company, Boise Cascade, L.L.C., will be privately held and headquartered in Boise, Idaho.  Its chief executive officer will be W. Thomas Stephens, former president and chief executive officer of MacMillan Bloedel Ltd. and former chairman, chief executive officer, and president of Manville Corporation.

Outlook

We expect two of OfficeMax’s three current businesses to show improved results in the third quarter.  Sales and income in our office products business typically strengthen significantly from second-quarter levels and should again this year.  In our paper business, gradually strengthening uncoated free sheet, containerboard, and newsprint markets should lead to improved results in the third quarter.  In Boise Building Solutions, segment operating income is likely to decline in the third quarter, reflecting the weakening in product prices at the end of the second quarter.

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

$1,396.5

We summarized the estimated fair values of assets acquired and liabilities assumed for the OfficeMax, Inc. acquisition in Note 2, OfficeMax Acquisition, in “Item 8.  Financial Statements and Supplementary Data” in our 2003 Annual Report on Form 10-K.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.  During the six months ended June 30, 2004, we recorded $34.9 million of purchase price adjustments that increased the recorded amount of goodwill.  The adjustments were related to adjustments to the recorded amounts of accounts receivable, fair value adjustments and liability accruals as well as severance accruals for the consolidation of one OfficeMax, Inc. customer service center and consolidation of headquarters administrative staff.

Pro Forma Financial Information

The following table summarizes unaudited pro forma financial information assuming we had acquired OfficeMax, Inc. on January 1, 2003.  The unaudited pro forma financial information uses OfficeMax, Inc. data for the months corresponding to our June 30 period-end.  This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position.  We have not finalized our integration plans.  Accordingly, this pro forma information does not include all costs related to the integration.  When the costs are determined, they will either increase the amount of goodwill recorded or decrease net income, depending on the nature of the costs.  We also expect to realize operating synergies.  Synergies will come from offering more products and services across more customer channels, purchasing leverage from increased scale, and reduced costs in logistics, marketing, and administration.  The pro forma information does not reflect these potential expenses and synergies.

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(millions, except per-share amounts)

Sales	$3,018	$6,172

Net loss before cumulative effect of accounting changes	$(19.5)	$(28.4)
Cumulative effect of accounting changes, net of income tax	—	(8.8)

Net loss	$(19.5)	$(37.2)

Net loss per common share
Basic and diluted before cumulative effect of accounting changes	$(0.27)	$(0.41)
Cumulative effect of accounting changes, net of income tax	—	(0.10)

Basic and diluted	$(0.27)	$(0.51)

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

During the three and six months ended June 30, 2004, we charged approximately $8.3 million and $17.2 million of integration costs to our Consolidated Statements of Income.  Integration costs occurred primarily in the contract segment as the business consolidated distribution centers, customer service centers, and administrative staff.  For the three and six months ended June 30, 2004, approximately $2.2 million and $8.3 million of the costs are included in “Other (income) expense, net,” and $6.1 million and $8.9 million are included in “Selling and distribution expenses.”  They are as follows:

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(millions)

Severance	$1.2	$5.8
Lease termination costs	1.0	1.0
Vendor transition costs	1.2	1.2
Professional fees	2.2	3.6
Payroll, benefits, and travel	1.3	2.2
Write-down of long-lived assets	—	1.5
Other integration costs	1.4	1.9

	$8.3	$17.2

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

In addition to these store closures, at December 31, 2003, we identified 45 OfficeMax, Inc. facilities that were no longer strategically or economically viable.  In accordance with the provisions of Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Connection With a Purchase Business Combination, at December 31, 2003, we had $69.4 million of reserves recorded in our Consolidated Balance Sheet.  We closed these stores during first quarter 2004, eliminating approximately 995 employee positions, of which approximately 310 people were offered transfers to other stores.  These charges were accounted for as exit activities in connection with the acquisition, and we did not recognize a charge to income in our Consolidated Statements of Income.  Most of the cash expenditures for the facilities described above will be made over the remaining lives of the operating leases, which range from one month to 12 years.  At June 30, 2004, the remaining reserve in our Consolidated Balance Sheet was $58.1 million.

At June 30, 2004, approximately $36.1 million of the facility closure reserve liability was included in “Accrued liabilities, other,” and $85.7 million was included in “Other long-term liabilities.”  Facility closure reserve account activity was as follows:

	Lease Termination Costs	Severance	Other	Total
	(millions)

Facility closure reserve at December 31, 2003	$126.9	$0.8	$0.4	$128.1
Costs incurred and charged to expense/goodwill	4.1	3.4	—	7.5
Charges against the reserve	(12.8)	(1.0)	—	(13.8)

	$118.2	$3.2	$0.4	$121.8

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

Results of Operations, Consolidated

	Three Months Ended June 30			Six Months Ended June 30
	2004 (Restated)	2003		2004 (Restated)	2003
Sales	$3.4 billion	$1.9 billion		$6.9 billion	$3.8 billion
Income (loss) before cumulative effect of accounting changes	$51.1 million	$(3.9 million	)	$110.2 million	$(22.7 million	)
Cumulative effect of accounting changes, net of income tax	$—	$—		$—	$(8.8 million	)
Net income (loss)	$51.1 million	$(3.9 million	)	$110.2 million	$(31.5 million	)

Diluted income (loss) per common share
Diluted before cumulative effect of accounting changes	$0.53	$(0.12)		$1.14	$(0.50)
Cumulative effect of accounting changes, net of income tax	—	—		—	(0.15)

Diluted	$0.53	$(0.12)		$1.14	$(0.65)

	(percentage of sales)
Materials, labor, and other operating expenses	78.6%	81.8%	78.5%	81.8%
Selling and distribution expenses	14.1%	11.3%	14.2%	11.4%
General and administrative expenses	2.2%	1.8%	2.1%	1.9%

Operating Results

For the three and six months ended June 30, 2004, total sales increased 76% and 83%, compared with the same periods a year ago.  In both periods, total sales increased primarily because of the acquisition of OfficeMax, Inc. in December 2003 but were also aided by strong product prices in Boise Building Solutions and, to a lesser extent, increased sales in Boise Paper Solutions as a result of increased sales volume.  For more information about our segment results, see the discussion of each segment below.

For the three and six months ended June 30, 2004, materials, labor, and other operating expenses as a percentage of sales decreased 3.2% and 3.3%, respectively.  The decline was primarily because our retail office products business has higher gross margins as a percentage of sales.  In both periods, excluding the impact of our retail office products segment, materials, labor, and other operating expenses declined only about 1%.  The decrease was primarily attributable to increased gross margins resulting from purchasing synergies in OfficeMax, Contract, and higher sales due to increased product prices in Boise Building Solutions.

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

During the three months ended June 30, 2004, in “Other (income) expense, net,” we reported $43.9 million of income, compared with $1.8 million of expense during the same period a year ago.  In second quarter 2004, “Other (income) expense, net” included a $46.5 million pretax gain for the sale of our 47% interest in Voyageur Panel to Ainsworth Lumber Co. Ltd., offset by $2.2 million of OfficeMax, Inc. integration costs and other miscellaneous income and expense items.

During the six months ended June 30, 2004, in “Other (income) expense, net,” we reported $90.6 million of income, compared with $13.0 million of expense in the same period a year ago.  In 2004, “Other (income) expense, net” included the $46.5 million pretax gain for the sale of our 47% interest in Voyageur Panel and a $59.9 million pretax gain for the sale of approximately 79,000 acres of timberland in western Louisiana, offset by approximately $8.3 million of OfficeMax, Inc. integration costs in our contract and retail segments; $7.1 million of costs related to the sale of our Yakima, Washington, plywood and lumber facilities; and other miscellaneous income and expense items.

For the six months ended June 30, 2003, “Other (income) expense, net” included a $10.1 million pretax charge for employee-related costs incurred in connection with our 2003 cost-reduction program.  As part of this program, we announced the termination of approximately 550 employees.  At June 30, 2004, we had terminated approximately 505 employees.  We recorded these costs in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 112, Employers’ Accounting for Postemployment Benefits.  We recorded $9.2 million in the OfficeMax, Contract, segment; $0.2 million in the Boise Paper Solutions segment; and $0.7 million in our Corporate and Other segment.  Employee-related costs are primarily for severance payments, most of which were paid in 2003, with the remainder to be paid in 2004.  This item increased our net loss $6.1 million for the six months ended June 30, 2003.

The reserve liability for the cost-reduction program is included in “Accrued liabilities, other” in the Consolidated Balance Sheets.  Reserve liability activity related to the 2003 charge is as follows:

Employee- Related Costs
(millions)

2003 expense recorded	$10.1
Charges against reserve	(7.8)

Balance at December 31, 2003	2.3
Charges against reserve	(1.1)
Reserves credited to income	(0.2)

Balance at June 30, 2004	$1.0

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

Interest expense was $40.4 million and $31.1 million for the three months ended June 30, 2004 and 2003, and $81.1 million and $63.3 million for the six months ended June 30, 2004 and 2003.  The variances were due to incremental interest expense directly related to higher debt levels in 2004, compared with 2003.  The higher debt levels in 2004 related to additional borrowings to provide cash for the OfficeMax, Inc. acquisition.

Our estimated annual effective tax provision rate for the six months ended June 30, 2004, was 36.4%, compared with an effective tax benefit rate of 36.3% for the six months ended June 30, 2003.  Changes in estimated tax rates are due to the sensitivity of the rates to changing income levels and the mix of domestic and foreign sources of income.

For the three and six months ended June 30, 2004, income before the cumulative effect of accounting changes increased significantly, compared with the same periods a year ago.  The increase in second quarter 2004 resulted from the $28.4 million after-tax gain on the sale of our 47% interest in Voyageur Panel (discussed above) as well as increased income from operations in Boise Building Solutions due to strong product prices.  The increase in income for the six months ended June 30, 2004, compared with the same period a year ago, resulted from increased income in Boise Building Solutions due to the Voyageur Panel sale and strong product prices, increased income in our contract and retail segments due primarily to the OfficeMax, Inc. acquisition, and a $36.6 million after-tax gain related to a timberland sale (discussed above) in Boise Paper Solutions, offset by a loss from operations in Boise Paper Solutions due to higher costs and other operating difficulties experienced during first quarter 2004 (discussed below).

For the six months ended June 30, 2003, the $8.8 million recorded in “Cumulative effect of accounting changes, net of income tax” consisted of an after-tax charge of $4.1 million, or 7 cents per share, for the adoption of SFAS No. 143, Accounting for Asset Retirement Obligations, which affects the way we account for landfill closure costs.  This statement requires us to record an asset and a liability (discounted) for estimated closure and closed-site monitoring costs and to depreciate the asset over the landfill’s expected useful life.  Previously, we accrued for the closure costs over the life of the landfill and expensed monitoring costs as incurred.  We also recorded an after-tax charge of $4.7 million, or 8 cents per share, for the adoption of Emerging Issues Task Force (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor.  EITF 02-16 requires that vendor allowances reside in inventory with the product and be recognized when the product is sold, changing the timing of our recognition of these items and creating a one-time, noncash, cumulative-effect adjustment.

OfficeMax, Contract

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Sales	$1.0 billion	$0.9 billion	$2.2 billion	$1.8 billion
Segment income	$21.4 million	$23.9 million	$55.8 million	$44.6 million

	(millions)
Sales by Product Line
Office supplies and paper	$576.3	$539.1	$1,218.3	$1,106.3
Technology products	341.9	274.7	693.6	552.1
Office furniture	119.9	91.1	246.3	184.8

Sales by Geography
United States	$812.9	$682.5	$1,666.1	$1,391.3
International	225.2	222.4	492.1	451.9

Sales growth	15%	6%	17%	6%
Same-location sales growth	6%	6%	7%	6%

	(percentage of sales)

Gross profit margin	24.0%	23.8%	24.2%	23.8%
Operating expenses	21.9%	21.1%	21.6%	21.4%
Operating profit margin	2.1%	2.6%	2.6%	2.4%

Operating Results

During the three and six months ended June 30, 2004, our contract segment reported total sales of $1.0 billion and $2.2 billion, up 15% and 17% from $904.9 million and $1.8 billion reported during the same periods a year ago.  Excluding the benefit from favorable foreign exchange rates, total sales increased 13% and 14%, respectively.  Excluding the impact of favorable foreign exchange rates, pro forma same-location sales rose 3% and 4%. The total sales increase reflects incremental sales contributed by the former OfficeMax Direct businesses, which includes sales generated by the OfficeMax, Inc. field salespeople, catalogs, and E-commerce business, and by the general improvement of the U.S. economy.  In both periods, total sales for locations operating in both periods, including OfficeMax, Inc. direct 2003 sales on a pro forma basis, increased 5% and 6%, respectively.  Period-over-period pro forma total sales comparisons, which include the effects of foreign exchange, increased in all product categories.  Compared with the three and six months ended June 30, 2003, pro forma sales of office supplies and paper increased 2% and 5%, respectively.  In both periods, pro forma sales of technology products increased 9%, while pro forma sales of furniture increased 10%.

E-commerce sales increased about 40% over sales reported during the three and six months ended June 30, 2003.  In both periods, E-commerce sales represented about 50% of the contract segment’s total sales.  The growth in E-commerce sales is due to the addition of the OfficeMax, Inc. E-commerce business and increased sales at our other locations.

Our reported gross profit margins for the three and six months ended June 30, 2004, were 24.0% and 24.2%, an increase 0.2% and 0.4%, compared with the same periods a year ago.  The increase in gross profit margins resulted from purchasing synergies, which were partially offset by the impact of increased sales of lower-margin technology products.

During the second quarter, operating expenses as a percentage of sales increased 0.8%.  During the six months ended June 30, 2004, operating expenses increased 0.2%.  However, before the $9.2 million pretax charge recorded for our 2003 cost-reduction program (discussed above), operating expenses increased 0.7%, compared with the six months ended June 30, 2003.  In both periods, the increases resulted primarily from OfficeMax, Inc. integration costs.  Excluding integration costs, operating expenses increased only 0.2%, compared with second quarter 2003, due in part to salary increases that became effective during the quarter.  Operating expenses as a percentage of sales were flat, compared with operating expenses (before the 2003 cost-reduction program) during the six months ended June 30, 2003, despite increased expenses associated with duplicative U.S. warehouse facilities.  We plan to reduce our U.S. warehouse facilities from 59 at December 31, 2003, to 25 to 30 by the end of 2006.

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

OfficeMax, Retail

	Three Months Ended June 26	Six Months Ended June 26
	2004 (Restated)	2004 (Restated)

Sales	$966.7 million	$2.2 billion
Segment income	$(4.2) million	$12.7 million

	(millions)
Sales by Product Line
Office supplies and paper	$379.4	$849.5
Technology products	502.9	1,143.1
Office furniture	84.4	195.1

Sales by Geography
United States	$933.2	$2,113.7
International	33.5	74.0

	(percentage of sales)

Gross profit margin	26.9%	25.9%
Operating expenses	27.3%	25.3%
Operating profit margin	(0.4)%	0.6%

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

Our reported gross profit margins for the three and six months ended June 26, 2004, and June 28, 2003, were 26.9% and 25.9%.  During second quarter 2004, we decreased promotional activity, resulting in a positive impact on gross margins, specifically in technology products.

Our retail segment reported a $4.2 million loss during second quarter 2004 and $12.7 million of income during the six months ended June 26, 2004.  The second-quarter loss reflects normal seasonal trends.  The second quarter is historically the slowest quarter of the year for sales volume.  As a result of seasonal declines in sales, our fixed costs as a percentage of sales and operating profit margin as a percentage of sales increase.  We utilize the second quarter to complete projects, such as store remodels, and prepare the stores for the upcoming back-to-school, holiday, and January back-to-business selling seasons.  In second quarter 2004, we also incurred additional integration costs.

Boise Building Solutions

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003

Sales	$1.1 billion	$692.8 million	$1.9 billion	$1.3 billion
Segment income	$126.7 million	$9.8 million	$195.1 million	$1.4 million

Sales Volumes
Plywood (1,000 sq ft) (3/8” basis)	440,266	476,896	904,118	943,433
Particleboard (1,000 sq ft) (3/4” basis)	47,331	38,609	86,927	79,801
Lumber (1,000 board feet)	87,548	93,113	177,722	186,637
LVL (100 cubic feet)	31,362	25,063	58,390	45,748
I-joists (1,000 equivalent lineal feet)	61,692	53,271	111,667	93,805
Engineered wood products (sales dollars)	$116.8 million	$85.0 million	$206.8 million	$152.5 million
Building materials distribution (sales dollars)	$793.8 million	$504.6 million	$1,413.0 million	$896.0 million

Average Net Selling Prices
Plywood (1,000 sq ft) (3/8” basis)	$364	$228	$344	$224
Particleboard (1,000 sq ft) (3/4” basis)	320	230	299	224
Lumber (1,000 board feet)	566	400	541	406
LVL (100 cubic feet)	1,618	1,447	1,580	1,450
I-joists (1,000 equivalent lineal feet)	973	861	943	864

Operating Results

Fueled by strong plywood and lumber markets, Boise Building Solutions reported income of $126.7 million and $195.1 million for the three and six months ended June 30, 2004, compared with $9.8 million and $1.4 million a year ago.  In May 2004, we sold our 47% interest in Voyageur Panel to Ainsworth Lumber Co. Ltd. for $91.2 million of cash.  We recorded a $46.5 million pretax gain in “Other (income) expense, net.”  Prior to the sale, we accounted for the joint venture under the equity method.  Accordingly, segment results do not include the joint venture’s sales but do include $1.2 million and $6.3 million of equity in earnings during the three and six months ended June 30, 2004, and $0.4 million of equity in earnings during each of the same periods in 2003.  Before the gain on the sale, segment income increased $70.3 million and $147.2 million, compared with the three and six months ended June 30, 2003, due primarily to increased product prices.

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

Boise Paper Solutions

	Three Months Ended June 30			Six Months Ended June 30
	2004		2003	2004	2003
Sales	$494.2 million		$459.4 million	$969.7 million	$927.6 million
Segment income (loss)	$(1.0 million	)	$1.0 million	$26.8 million	$0.3 million

(short tons)
Sales Volumes
Uncoated free sheet	374,000		351,000	760,000	704,000
Containerboard	173,000		154,000	310,000	312,000
Newsprint	105,000		89,000	209,000	195,000
Other	40,000		31,000	78,000	64,000

	692,000		625,000	1,357,000	1,275,000

	(per short ton)
Average Net Selling Prices
Uncoated free sheet	$710		$734	$699	$741
Containerboard	353		347	337	344
Newsprint	432		399	431	385

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

During the six months ended June 30, 2004, our paper segment reported operating income of $26.8 million.  In March 2004, we sold approximately 79,000 acres of timberland in western Louisiana for $84 million and recorded a $59.9 million pretax gain in “Other (income) expense, net.”  Before this item, the segment lost $33.1 million, compared with income of $0.3 million during the six months ended June 30, 2003.  Contributing to the operating loss, before the timberland sale, during the six months ended June 30, 2004, were lower average paper prices, increased unit manufacturing costs, operating difficulties associated with adverse weather conditions, and other production issues experienced during first quarter 2004.  During the six months ended June 30, 2004, average quarterly prices for uncoated free sheet and containerboard decreased 6% and 2%, respectively.  Average newsprint prices increased $46 per ton, or 12%, compared with the six months ended June 30, 2003.  Unit manufacturing costs increased 2% during the period, primarily due to 7% and 2% increases in fiber and chemical costs, respectively.

During the three and six months ended June 30, 2004, sales increased 8% and 5%, compared with the same periods a year ago, primarily because of 11% and 6% increases in sales volumes.  During second quarter 2004, sales volumes for all of our product categories were up.  During the six months ended June 30, 2004, sales volumes were up in all of our product categories except containerboard, which decreased 1%.  The increased sales volumes reflect a stronger economy.  As evidence of strengthening markets, we experienced less market-related curtailment during the three and six months ended June 30, 2004, than in comparison periods.  We took 13,000 and 35,000 tons of market-related curtailment during the three and six months ended June 30, 2004, compared with 67,000 and 107,000 tons during the same periods a year ago.  Less curtailment reflects growing market demand and about a 20% increase in tons sold through combined OfficeMax.

We also increased sales of value-added papers produced on our smaller machines.  Sales volumes were up 14% and 11% during the three and six months ended June 30, 2004, to an annualized rate of 392,000 tons.  In both periods, the greatest area of growth in these grades was label, release, and specialty papers, whose volume increased 41% on an annualized basis, compared with a year ago.  The increased sales volume of value-added office papers resulted primarily from Boise’s value-added grades being sold through our OfficeMax office supply stores.  Value-added grades generally have higher unit costs than commodities but also have higher net sales prices and profit margins.  Overall, the average net selling price of our value-added grades during the six months ended June 30, 2004, was $188 per ton higher than the average net selling price of our uncoated commodity grades.

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

Operating Activities

For the first six months of 2004, operations used $16.8 million in cash, compared with $148.8 million provided for the same period in 2003.  For the six months ended June 30, 2004, items included in net income (loss) provided $310.7 million of cash, and unfavorable changes in working capital items used $327.5 million.  For the first six months of 2003, items in net income (loss) provided $144.5 million of cash, and favorable changes in working capital items provided $4.3 million.  Compared with the first six months of 2003, the change in working capital items was primarily attributable to the OfficeMax, Inc. acquisition.

We have sold fractional ownership interests in a defined pool of trade accounts receivable.  At June 30, 2004, $300 million of sold accounts receivable were excluded from “Receivables” in the Consolidated Balance Sheet, compared with $250 million excluded at December 31, 2003.  The increase at June 30, 2004, in sold accounts receivable of $50 million over the amount at December 31, 2003, provided cash from operations in 2004.

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

Our ratio of current assets to current liabilities was 1.08:1 at June 30, 2004, compared with 1.35:1 at June 30, 2003, and 1.27:1 at December 31, 2003.  The decrease in our ratio of current assets to current liabilities at June 30, 2004, resulted from the reclassification of our revolver from “Long-term debt, less current portion” to “Current portion of long-term debt” in our June 30, 2004 Consolidated Balance Sheet.

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

Financing Activities

Cash provided by financing was $36.9 million for the first six months of 2004.  Cash used for financing was $0.1 million for the first six months of 2003.  Dividend payments totaled $32.6 million and $24.5 million for the first six months of 2004 and 2003.  In both years, our quarterly dividend was 15 cents per common share.  The increase in dividends paid in 2004 was the result of more common shareholders after the OfficeMax, Inc. acquisition.

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

In March 2002, we entered into a three-year, unsecured revolving credit agreement.  The agreement permits us to borrow as much as $560 million at variable interest rates based on either the LIBOR or the prime rate.  Borrowings under the agreement were $280 million at June 30, 2004, and were classified in current portion of long-term debt.  In addition to these borrowings, $76.5 million of letters of credit reduced our borrowing capacity at June 30, 2004, to $203.5 million.  At June 30, 2004, our borrowing rate under the revolving credit agreement, including fees, was 3.5%.  We have entered into interest rate swaps to hedge the cash flow risk from the variable interest payments on $50 million of LIBOR-based debt, which gave us an effective interest rate of 4.0% for outstanding borrowings under the revolving credit agreement at June 30, 2004.  The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio, and ceiling ratio of debt to capitalization.  At June 30, 2004, we were in compliance with these covenants.  Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum.  Our net worth at June 30, 2004, exceeded the defined minimum by $1,096.9 million.  When the agreement expires in June 2005, any amount outstanding will be due and payable.

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

Boise Cascade Office Products Corporation and OfficeMax, Inc. (both wholly owned subsidiaries of OfficeMax Incorporated) guaranteed three of OfficeMax Incorporated’s floating-rate term loans.  At June 30, 2004, $60 million was outstanding under the term loans.  One of the term loans expires in April 2005, and two expire in May 2005.

Previously, OfficeMax Incorporated guaranteed the debt used to fund our employee stock ownership plan (ESOP) for our U.S. salaried employees.  The debt was repaid in 2004.  We have guaranteed tax indemnities on the ESOP debt.  Under these indemnities, we would be required to pay additional amounts to the debt holders if the interest payments on the debt were determined to be taxable.  Any amounts paid under this tax indemnification would be dependent upon future tax rulings and assessments by the Internal Revenue Service and are not quantifiable at this time.

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

We have more indebtedness since our merger with OfficeMax, Inc., which could adversely affect our cash flows, business, and ability to fulfill our debt obligations.  We have a substantial amount of debt, some of which we recently incurred as part of our acquisition of OfficeMax, Inc. in 2003.  As of July 31, 2004, our outstanding debt was approximately $2.3 billion.  The increased levels of debt could, among other things: require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing funds available for working capital, capital expenditures, acquisitions, and other purposes; increase the cost and reduce the availability of funds from commercial lenders, debt financing transactions, and other sources; increase our vulnerability to, and limit our flexibility in planning for, adverse economic and industry conditions; create competitive disadvantages, compared with other companies with lower debt levels; and cause further downgrading of our credit rating, which could limit our ability to borrow money and increase the cost of doing so.  While we anticipate repaying some of this debt with the proceeds from the planned sale of our forest products assets, we cannot ensure that the sale will be completed or that intervening events will not cause us to deploy proceeds for another use.

Competition in our markets could harm our ability to achieve or maintain profitability.  All of the markets we serve are highly competitive, with a number of large companies operating in each.  We compete in our markets principally through price, service, quality, and value-added products and services.

OfficeMax, Contract and Retail.  The office products market is highly competitive.  Purchasers of office products have many options when purchasing office supplies and paper, technology products, and office furniture. We compete with worldwide contract stationers, large retail office products suppliers, direct-mail distributors, discount retailers, drugstores, supermarkets, and thousands of local and regional contract stationers, many of whom have long-standing customer relationships.  Increased competition in the office products industry, together with increased advertising, has heightened price awareness among end-users.  Such heightened price awareness has led to margin pressure on office products.  Besides price, competition is also based on customer service.

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

ITEM 4.                                                 CONTROLS AND PROCEDURES

(a)                                  As of the end of the period covered by this quarterly report on Form 10-Q/A for the quarter ended June 30, 2004, the chief executive officer and chief financial officer directed and supervised an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  The evaluation was conducted to determine whether the company’s disclosure controls and procedures were effective in bringing material information about the company to the attention of senior management.  The company’s chief executive officer and chief financial officer believe that the company’s disclosure controls and procedures were designed to alert them in a timely manner to material information that the company is required to disclose in its filings with the Securities and Exchange Commission.

                                                Subsequent to this evaluation, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004.  Based on its assessment, management concluded that, as of June 30, 2004, OfficeMax’s internal control over financial reporting was not effective due to a material weakness in internal control associated with the control environment of an entity acquired near the end of 2003, described below.  Accordingly, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were not effective as of June 30, 2004 to alert them in a timely manner to material information that the company is required to disclose in its filings with the Securities and Exchange Commission.

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

(b)                                 While there have been significant changes (described above) in the company’s internal control over financial reporting since December 31, 2004, no change in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

On July 28, 2004, we filed a Form 8-K with the Securities and Exchange Commission to file the Asset Purchase Agreement, and to furnish the webcast and conference call transcript, in connection with the company’s July 26 announcement that it had reached a definitive agreement to sell its paper, forest products, and timberland assets to Madison Dearborn Partners LLC.

On July 29, 2004, we filed a Form 8-K with the Securities and Exchange Commission to file a news release announcing the election of Warren F. Bryant to the company’s board of directors.

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

Filed With the Quarterly Report on Form 10-Q/A for the Quarter Ended June 30, 2004

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

Boise and HomePlate are trademarks of Boise Cascade Corporation.