Form 10-Q/A
period 2004-09-30
OFFICEMAX INC
filed 2005-03-16
CIK 12978

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

OFFICEMAX INCORPORATED

FORM 10-Q/A

INTRODUCTORY NOTE

This Amendment No. 1 to quarterly report on Form 10-Q/A (“Form 10-Q/A”) is being filed to amend the company’s quarterly report on Form 10-Q for the quarter ended September 30, 2004, which was originally filed on November 9, 2004 (“Original Form 10-Q”).  Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A contains the complete text of Items 1, 2 and 4 of Part I and Item 6 of Part II, as amended, as well as certain currently dated certifications.  Unaffected items have not been repeated in this Amendment No. 1.

Based on the results of an investigation into the company’s accounting for vendor income that began in the fourth quarter of 2004, the company concluded in February 2005 that it overstated operating income in the first quarter of 2004 by $7.1 million and understated operating income by $1.1 million and $1.7 million in the second and third quarters of 2004, respectively. Net income was overstated by $4.3 million in the first quarter of 2004 and understated by $0.7 million and $1.0 million in the second and third quarters of 2004. For the nine months ended September 30, 2004, operating income was overstated by $4.3 million and net income was overstated by $2.6 million. The company’s financial statements as of and for the year ended December 31, 2003, were not materially impacted.  See Note 24 to the accompanying consolidated financial statements for a discussion of the adjustment.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-Q, which was filed on November 9, 2004.  Such events include, among others, the events described in the company’s current reports on Form 8-K filed after the filing of the Original Form 10-Q. This Amendment No. 1 is effective for all purposes as of November 9, 2004.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION			4

Item 1.	Financial Statements (Restated)		4
	Notes to Quarterly Consolidated Financial Statements (Restated and Unaudited)		9
	1.	Basis of Presentation	9
	2.	OfficeMax, Inc., Acquisition	9
	3.	OfficeMax, Inc., Integration	11
	4.	Net Income (Loss) Per Common Share	13
	5.	Stock-Based Compensation	15
	6.	Other (Income) Expense, Net	16
	7.	Income Taxes	16
	8.	Comprehensive Income	17
	9.	Accounting Changes	17
	10.	Receivables	17
	11.	Investments in Equity Affiliates	18
	12.	Inventories	18
	13.	Deferred Software Costs	18
	14.	Goodwill and Intangible Assets	19
	15.	Debt	20
	16.	Financial Instruments	22
	17.	Retirement and Benefit Plans	23
	18.	2003 Cost-Reduction Program	24
	19.	Recently Adopted Accounting Standards	24
	20.	Segment Information	25
	21.	Commitments and Guarantees	27
	22.	Legal Proceedings and Contingencies	28
	23.	Subsequent Events	28
	24.	Restatement of Previously Issued Financial Statements	28

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (Restated)		31
	Sale of Paper, Forest Products and Timberland Assets		31
	Summary and Outlook		31
	Results of Operations, Consolidated		37
	OfficeMax, Contract		39
	OfficeMax, Retail		41
	Boise Building Solutions		42
	Boise Paper Solutions		43
	Liquidity and Capital Resources		44
	Environmental Issues		49
	Critical Accounting Estimates		50
	Cautionary and Forward-Looking Statements		51

Item 4.	Controls and Procedures		52

PART II - OTHER INFORMATION			53

Item 6.	Exhibits		53

PART I - FINANCIAL INFORMATION

ITEM 1.                         FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income
(thousands, except per-share amounts)

	Three Months Ended September 30
	2004	2003
	(Restated)
	(unaudited)
Sales	$3,650,930	$2,110,601

Costs and expenses
Materials, labor and other operating expenses	2,833,329	1,695,809
Depreciation, amortization and cost of company timber harvested	102,130	78,019
Selling and distribution expenses	496,229	224,405
General and administrative expenses	77,745	38,576
Other (income) expense, net	(1,161)	1,133

	3,508,272	2,037,942

Equity in net income of affiliates	—	4,038

Income from operations	142,658	76,697

Interest expense	(39,945)	(31,657)
Interest income	455	221
Foreign exchange gain	1,072	133

	(38,418)	(31,303)

Income before income taxes and minority interest	104,240	45,394
Income tax provision	(40,926)	(12,510)

Income before minority interest	63,314	32,884
Minority interest, net of income tax	(1,145)	—

Net income	62,169	32,884
Preferred dividends	(3,242)	(3,191)

Net income applicable to common shareholders	$58,927	$29,693

Net income per common share
Basic	$0.68	$0.51

Diluted	$0.64	$0.48

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income
(thousands, except per-share amounts)

	Nine Months Ended September 30
	2004	2003
	(Restated)
	(unaudited)
Sales	$10,581,773	$5,892,828

Costs and expenses
Materials, labor and other operating expenses	8,275,205	4,789,443
Depreciation, amortization and cost of company timber harvested	301,172	227,331
Selling and distribution expenses	1,480,676	656,039
General and administrative expenses	224,373	109,246
Other (income) expense, net	(91,768)	14,121

	10,189,658	5,796,180

Equity in net income of affiliates	6,311	4,453

Income from operations	398,426	101,101

Interest expense	(121,029)	(94,911)
Interest income	1,389	653
Foreign exchange gain	728	2,949

	(118,912)	(91,309)

Income before income taxes, minority interest and cumulative effect of accounting changes	279,514	9,792
Income tax (provision) benefit	(104,758)	415

Income before minority interest and cumulative effect of accounting changes	174,756	10,207
Minority interest, net of income tax	(2,393)	—

Income before cumulative effect of accounting changes	172,363	10,207
Cumulative effect of accounting changes, net of income tax	—	(8,803)

Net income	172,363	1,404
Preferred dividends	(9,776)	(9,744)

Net income (loss) applicable to common shareholders	$162,587	$(8,340)

Net income (loss) per common share
Basic before cumulative effect of accounting changes	$1.88	$0.01
Cumulative effect of accounting changes, net of income tax	—	(0.15)

Basic	$1.88	$(0.14)

Diluted before cumulative effect of accounting changes	$1.78	$0.01
Cumulative effect of accounting changes, net of income tax	—	(0.15)

Diluted	$1.78	$(0.14)

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands)

	September 30		December 31
	2004	2003	2003
	(Restated)
	(unaudited)
ASSETS
Current
Cash and cash equivalents	$168,306	$94,544	$124,879
Receivables, less allowances of $10,360, $14,349 and $10,865	1,006,283	576,817	574,219
Inventories	1,511,476	643,391	1,609,811
Deferred income taxes	144,436	59,073	132,235
Other	72,392	36,943	60,148

	2,902,893	1,410,768	2,501,292

Property
Property and equipment
Land and land improvements	84,347	75,309	87,703
Buildings and improvements	908,248	758,515	890,871
Machinery and equipment	5,048,437	4,731,788	4,905,012

	6,041,032	5,565,612	5,883,586
Accumulated depreciation	(3,283,711)	(3,060,970)	(3,058,527)

	2,757,321	2,504,642	2,825,059
Timber, timberlands and timber deposits	296,595	319,470	330,667

	3,053,916	2,824,112	3,155,726

Goodwill	1,148,787	420,715	1,107,292
Intangible assets, net	210,249	25,056	218,196
Investments in equity affiliates	85	39,992	44,335
Other assets	514,361	346,187	349,318

Total assets	$7,830,291	$5,066,830	$7,376,159

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands, except share amounts)

	September 30		December 31
	2004	2003	2003
	(Restated)
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Short-term borrowings	$452,429	$7,167	$5,188
Current portion of long-term debt	437,237	77,949	83,016
Income taxes payable	—	6,181	694
Accounts payable	1,098,342	555,843	1,255,303
Accrued liabilities
Compensation and benefits	308,585	235,959	317,934
Interest payable	40,173	25,204	34,130
Other	440,641	131,387	280,646

	2,777,407	1,039,690	1,976,911

Debt
Long-term debt, less current portion	1,416,673	1,517,049	1,999,876
Adjustable conversion-rate equity securities (ACES)	172,500	172,500	172,500
Guarantee of ESOP debt	—	40,504	19,087

	1,589,173	1,730,053	2,191,463

Other
Deferred income taxes	134,069	157,682	43,311
Compensation and benefits	567,489	655,529	564,331
Other long-term liabilities	228,685	55,459	256,355

	930,243	868,670	863,997
Minority interest	22,523	—	20,154

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock — no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 3,907,702, 4,131,343 and 4,117,827 shares outstanding	175,847	185,910	185,302
Deferred ESOP benefit	—	(40,504)	(19,087)
Common stock — $2.50 par value; 200,000,000 shares authorized; 88,152,900, 59,548,948 and 87,137,306 shares outstanding	217,378	146,120	214,805
Additional paid-in capital	1,275,422	480,044	1,228,694
Retained earnings	1,026,932	926,039	907,738
Accumulated other comprehensive loss	(184,634)	(269,192)	(193,818)

Total shareholders’ equity	2,510,945	1,428,417	2,323,634

Total liabilities and shareholders’ equity	$7,830,291	$5,066,830	$7,376,159

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(thousands)

	Nine Months Ended September 30
	2004	2003
	(Restated)
	(unaudited)
Cash provided by (used for) operations
Net income	$172,363	$1,404
Items in net income not using (providing) cash
Equity in net income of affiliates	(6,311)	(4,453)
Depreciation, amortization and cost of company timber harvested	301,172	227,331
Deferred income tax provision (benefit)	86,186	(12,056)
Minority interest, net of income tax	2,393	—
Gain on sale of assets	(106,660)	—
Pension and other postretirement benefits expense	71,011	62,044
Cumulative effect of accounting changes, net of income tax	—	8,803
Other	17,354	(875)
Receivables	(426,003)	(143,732)
Inventories	97,177	66,824
Accounts payable and accrued liabilities	(21,474)	26,249
Current and deferred income taxes	(16,476)	(10,218)
Pension and other postretirement benefits payments	(239,010)	(91,583)
Other	(52,094)	37,723

Cash provided by (used for) operations	(120,372)	167,461

Cash provided by (used for) investment
Expenditures for property and equipment	(228,141)	(148,379)
Expenditures for timber and timberlands	(6,056)	(6,682)
Proceeds from equity affiliates	21	102
Sale of assets	186,946	—
Other	14,469	(7,861)

Cash used for investment	(32,761)	(162,820)

Cash provided by (used for) financing
Cash dividends paid
Common stock	(38,832)	(26,233)
Preferred stock	(6,809)	(7,019)

	(45,641)	(33,252)
Short-term borrowings	447,241	(20,833)
Additions to long-term debt	142	173,613
Payments of long-term debt	(226,784)	(91,713)
Other	21,602	(3,064)

Cash provided by financing	196,560	24,751

Increase in cash and cash equivalents	43,427	29,392
Balance at beginning of the year	124,879	65,152

Balance at September 30	$168,306	$94,544

See accompanying notes to consolidated financial statements.

Notes to Quarterly Consolidated Financial Statements (Restated and Unaudited - See Note 24, Restatement of Previously Issued Financial Statements, for a discussion of the Restatement.)

1.                                      Basis of Presentation

On October 29, 2004, we completed the sale of our paper, forest products and timberland assets (the sale) for approximately $3.7 billion to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC. In connection with the sale, 2004, Boise Cascade Corporation changed its company name to OfficeMax Incorporated (“OfficeMax” or “we”). We will continue to operate our office products distribution business as our principal business. We trade on the New York Stock Exchange under the ticker symbol OMX, and our corporate headquarters is in Itasca, Illinois. The new OfficeMax website address is www.officemax.com.

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

$1,396,537

We summarized the estimated fair values of assets acquired and liabilities assumed for the OfficeMax, Inc., acquisition in Note 2, OfficeMax, Inc., Acquisition, in “Item 8. Financial Statements and Supplementary Data” in our 2003 Annual Report on Form 10-K. The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed. During the nine months ended September 30, 2004, we recorded $39.5 million of purchase price adjustments that increased the recorded amount of goodwill. The adjustments were related to adjustments to the recorded amounts of accounts receivable, fair value adjustments, liability accruals, accruals related to facility closures and consolidation of headquarters administrative staff.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(Restated)		(Restated)
	(thousands, except per-share amounts)
Basic
Income before cumulative effect of accounting changes	$62,169	$32,884	$172,363	$10,207
Preferred dividends (a)	(3,242)	(3,191)	(9,776)	(9,744)

Basic income before cumulative effect of accounting changes	58,927	29,693	162,587	463
Cumulative effect of accounting changes, net of income tax	—	—	—	(8,803)

Basic income (loss)	$58,927	$29,693	$162,587	$(8,340)

Average shares used to determine basic income (loss) per common share	86,864	58,411	86,472	58,334

Basic income per common share before cumulative effect of accounting changes	$0.68	$0.51	$1.88	$0.01
Cumulative effect of accounting changes, net of income tax	—	—	—	(0.15)

Basic income (loss) per common share	$0.68	$0.51	$1.88	$(0.14)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(Restated)		(Restated)
	(thousands, except per-share amounts)
Diluted
Basic income before cumulative effect of accounting changes	$58,927	$29,693	$162,587	$463
Preferred dividends eliminated	3,242	3,191	9,776	—
Supplemental ESOP contribution	(2,971)	(2,891)	(8,903)	—

Diluted income before cumulative effect of accounting changes	59,198	29,993	163,460	463
Cumulative effect of accounting changes, net of income tax	—	—	—	(8,803)

Diluted income (loss) (b)	$59,198	$29,993	$163,460	$(8,340)

Average shares used to determine basic income (loss) per common share	86,864	58,411	86,472	58,334
Restricted stock, stock options and other	1,982	956	1,947	—
Series D Convertible Preferred Stock	3,170	3,330	3,244	—

Average shares used to determine diluted income (loss) per common share (b) (c)	92,016	62,697	91,663	58,334

Diluted income per common share before cumulative effect of accounting changes	$0.64	$0.48	$1.78	$0.01
Cumulative effect of accounting changes, net of income tax	—	—	—	(0.15)

Diluted income (loss) per common share	$0.64	$0.48	$1.78	$(0.14)

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

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(Restated)		(Restated)
	(thousands, except per-share amounts)
Reported net income	$62,169	$32,884	$172,363	$1,404

Add: Total stock-based employee compensation expense included in reported net income, net of related tax effects	3,550	1,306	11,467	1,398

Deduct: Total stock-based employee compensation expense determined under the fair value method, for all awards, net of related tax effects	(3,550)	(2,057)	(11,467)	(6,471)

Pro forma net income (loss)	62,169	32,133	172,363	(3,669)
Preferred dividends	(3,242)	(3,191)	(9,776)	(9,744)

Pro forma net income (loss) applicable to common shareholders	$58,927	$28,942	$162,587	$(13,413)

Basic and diluted income (loss) per share
Basic
As reported	$0.68	$0.51	$1.88	$(0.14)
Pro forma	0.68	0.50	1.88	(0.23)

Diluted
As reported	$0.64	$0.48	$1.78	$(0.14)
Pro forma	0.64	0.47	1.78	(0.23)

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

8.                                      Comprehensive Income

Comprehensive income for the periods included the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(Restated)		(Restated)
	(thousands)
Net income	$62,169	$32,884	$172,363	$1,404

Other comprehensive income (loss)
Cumulative foreign currency translation adjustment	19,130	2,566	9,277	27,089
Cash flow hedges	(2,497)	(561)	(93)	824

Comprehensive income, net of income taxes	$78,802	$34,889	$181,547	$29,317

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

12.                               Inventories

Inventories include the following:

	September 30		December 31
	(Restated)
	2004	2003	2003
	(thousands)
Merchandise inventories	$1,157,457	$308,488	$1,246,058
Finished goods and work in process	201,844	198,392	210,956
Logs	39,416	30,990	51,572
Other raw materials and supplies	156,838	149,656	145,390
LIFO reserve	(44,079)	(44,135)	(44,165)

	$1,511,476	$643,391	$1,609,811

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

Changes in the carrying amount of goodwill by segment are as follows:

	OfficeMax, Contract	OfficeMax, Retail	Boise Building Solutions	Total
		(Restated)		(Restated)
	(thousands)
Balance at December 31, 2003	$487,997	$607,656	$11,639	$1,107,292

Effect of foreign currency translation	3,718	—	—	3,718
Purchase price adjustments
OfficeMax, Inc., acquisition (Note 2)	1,147	38,359	—	39,506
Other	(1,729)	—	—	(1,729)

Balance at September 30, 2004	$491,133	$646,015	$11,639	$1,148,787

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

15.                               Debt

Credit Agreements

In March 2002, we entered into a three-year, unsecured revolving credit agreement. The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate. Borrowings under the agreement were $50 million at September 30, 2004, and were classified in current portion of long-term debt. In addition to these borrowings, $76.5 million of letters of credit reduced our borrowing capacity at September 30, 2004, to $433.5 million. At September 30, 2004, our borrowing rate under the revolving credit agreement, including the facility fee on the drawn portion of the revolver, was 3.4%. Letters of credit issued under the terms of the revolving credit were charged at a rate of 1.75%, including the facility fee. In addition, we were charged a fee of 0.3% on the unused portion of our revolving credit balance. We are also charged a 0.25% utilization fee when we utilize over 50% of our borrowing capacity under the agreement. At September 30, 2004, we utilized less than 50% of our borrowing capacity. We have entered into interest rate swaps to hedge the cash flow risk from the variable interest payments on $50 million of LIBOR-based debt, which gave us an effective interest rate of 5.3% for outstanding borrowings under the revolving credit agreement at September 30, 2004. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio and ceiling ratio of debt to capitalization. At September 30, 2004, we were in compliance with these covenants. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at September 30,

2004, exceeded the defined minimum by $1,139.6 million. When the agreement expires in June 2005, any amount outstanding will be due and payable.

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

18.                               2003 Cost-Reduction Program

In March 2003, we announced the termination of approximately 550 employees in connection with our 2003 cost-reduction program. At September 30, 2004, we had terminated approximately 530 employees. Under our severance policy, in first quarter 2003, we recorded a pretax charge of $10.1 million for employee-related costs in “Other (income) expense, net” in our Consolidated Statement of Loss. We recorded these costs in accordance with the provisions of SFAS No. 112, Employers’ Accounting for Postemployment Benefits. We recorded $9.2 million in the OfficeMax, Contract segment; $0.2 million in the Boise Paper Solutions segment; and $0.7 million in our Corporate and Other segment. Employee-related costs are primarily for severance payments, most of which were paid in 2003, with the remainder to be paid in 2004. This item increased our net loss by $6.1 million for the nine months ended September 30, 2003.

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

20.                               Segment Information

There are no differences in our basis of segmentation or in our basis of measurement of segment profit or loss from that disclosed in our 2003 Annual Report on Form 10-K. In connection with our name change, we changed the name of our office products segments to OfficeMax, Contract and OfficeMax, Retail (see Note 1). An analysis of our operations by segment is as follows:

				Income (Loss)
				Before Taxes
	Sales			and Minority
	Trade	Intersegment	Total	Interest (a)
				(Restated)
	(thousands)
Three Months Ended September 30, 2004
OfficeMax, Contract	$1,095,596	$596	$1,096,192	$31,442
OfficeMax, Retail	1,138,461	—	1,138,461	26,797
Boise Building Solutions	1,043,971	7,269	1,051,240	94,647
Boise Paper Solutions	365,722	165,415	531,137	20,765
Corporate and Other	7,180	913	8,093	(29,466)

	3,650,930	174,193	3,825,123	144,185
Intersegment eliminations	—	(174,193)	(174,193)	—
Interest expense	—	—	—	(39,945)

	$3,650,930	$—	$3,650,930	$104,240

Three Months Ended September 30, 2003
OfficeMax, Contract	$933,520	$530	$934,050	$30,961
Boise Building Solutions	821,841	6,256	828,097	56,445
Boise Paper Solutions	349,399	124,768	474,167	191
Corporate and Other	5,841	14,735	20,576	(10,546)

	2,110,601	146,289	2,256,890	77,051
Intersegment eliminations	—	(146,289)	(146,289)	—
Interest expense	—	—	—	(31,657)

	$2,110,601	$—	$2,110,601	$45,394

(a)                                  Interest income has been allocated to our segments in the amounts of $0.5 million and $0.2 million for the three months ended September 30, 2004 and 2003.

				Income (Loss)
				Before Taxes,
				Minority Interest
				and Cumulative
	Sales			Effect of Accounting
	Trade	Intersegment	Total	Changes (a)
				(Restated)
	(thousands)
Nine Months Ended September 30, 2004
OfficeMax, Contract	$3,252,654	$1,757	$3,254,411	$87,234
OfficeMax, Retail	3,326,121	—	3,326,121	39,488
Boise Building Solutions	2,935,403	22,643	2,958,046	289,728 (b)
Boise Paper Solutions	1,043,828	457,007	1,500,835	47,607 (c)
Corporate and Other	23,767	46,174	69,941	(63,514)

	10,581,773	527,581	11,109,354	400,543
Intersegment eliminations	—	(527,581)	(527,581)	—
Interest expense	—	—	—	(121,029)

	$10,581,773	$—	$10,581,773	$279,514

Nine Months Ended September 30, 2003
OfficeMax, Contract	$2,775,455	$1,803	$2,777,258	$75,516 (d)
Boise Building Solutions	2,076,995	18,589	2,095,584	57,812
Boise Paper Solutions	1,022,842	378,914	1,401,756	529
Corporate and Other	17,536	41,222	58,758	(29,154)

	5,892,828	440,528	6,333,356	104,703
Intersegment eliminations	—	(440,528)	(440,528)	—
Interest expense	—	—	—	(94,911)

	$5,892,828	$—	$5,892,828	$9,792

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

23.          Subsequent Events

On October 29, 2004, we completed the sale of our paper, forest products and timberland assets for approximately $3.7 billion to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC.  In connection with the sale, Boise Cascade Corporation changed its company name to OfficeMax Incorporated.  We will continue to operate our office products distribution business as our principal business.  We trade on the New York Stock Exchange under the ticker symbol OMX, and our corporate headquarters is in Itasca, Illinois.  The new OfficeMax website address is www.officemax.com.

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

24.          Restatement of Previously Issued Financial Statements

Based on the results of an investigation into the company’s accounting for vendor income that began in the fourth quarter of 2004, we concluded in February 2005 that operating income had been understated by $1.7 million in third quarter 2004 and overstated by $4.3 million in the nine months ended September 30, 2004.  Net income was understated by $1.0 million in the third quarter and overstated by $2.6 million in the nine months ended September 30, 2004.  To correct this error, the consolidated balance sheet as of September 30, 2004, the consolidated statements of income for the three and nine months ended September 30, 2004, and the consolidated statement of cash flows for the nine months ended September 30, 2004, have been restated.  The accompanying notes to consolidated financial statements have been restated as necessary to reflect the adjustments.

The effects of the revisions on the consolidated balance sheet as of September 30, 2004 are summarized in the following table:

	September 30, 2004
	Previously Reported	Restated
	(thousands)

Current assets
Receivables	$1,022,154	$1,006,283
Inventories	1,512,066	1,511,476

Goodwill	1,120,751	1,148,787

Total assets	7,818,716	7,830,291

Current liabilities
Other	$424,785	$440,641

Deferred income taxes	135,734	134,069

Retained earnings	1,029,548	1,026,932

Total shareholders’ equity	2,513,561	2,510,945

Total liabilities and shareholders’ equity	7,818,716	7,830,291

The consolidated statements of income were adjusted by an increase of $1.7 million for the three months ended September 30, 2004, and by a cumulative decrease of $4.3 million for the nine months ended September 30 2004.  These adjustments were made to “Materials, labor, and other operating expenses.”  Net income was increased by $1.0 million for the quarter ended September 30, 2004, and was reduced by $2.6 million for the nine months ended September 30, 2004.

The effects of the revisions on the consolidated statement of income for the three and nine month periods ended September 30, 2004, are summarized in the following table:

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	Previously Reported	Restated	Previously Reported	Restated
	(thousands, except per-share amounts)

Costs and expenses
Materials, labor, and other operating expenses	$2,835,024	$2,833,329	$8,270,924	$8,275,205
Income from operations	140,963	142,658	402,707	398,426
Income (loss) before income taxes, Minority interest, and cumulative effect of accounting changes	102,545	104,240	283,795	279,514
Income tax (provision) benefit	(40,267)	(40,926)	(106,423)	(104,758)
Income (loss) before minority interest and cumulative effect of accounting changes	62,278	63,314	177,372	174,756
Net income (loss)	61,133	62,169	174,979	172,363
Net income (loss) applicable to common shareholders	57,891	58,927	165,203	162,587
Net income (loss) per common share
Basic	$0.67	$0.68	$1.91	$1.88
Diluted	$0.63	$0.64	$1.81	$1.78

The effects of the revisions on the consolidated statement of cash flows for the nine months ended September 30, 2004, are summarized in the following table:

	Nine Months Ended September 30, 2004
	Previously Reported	Restated
	(thousands)

Cash provided by (used for) operations
Net income	$174,979	$172,363

Receivables	(441,874)	(426,003)
Inventories	96,587	97,177
Current and deferred income taxes	(14,811)	(16,476)
Other	(39,914)	(52,094)

There was no net impact on cash used for operations, cash provided by investment and cash provided by financing for the nine months ended September 30, 2004.

The following notes to the consolidated financial statements have been restated to reflect the correction of the accounting for vendor income: Note 4. Net Income (Loss) Per Common Share; the fair-value-based method of accounting for stock-based compensation in Note 5; Note 8. Comprehensive Income (Loss); Note 12. Inventories, Note 14. Goodwill and Intangible Assets; and Note 20. Segment Information.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Restated)

Sale of Paper, Forest Products and Timberland Assets

On October 29, 2004, we completed the sale of our paper, forest products and timberland assets (the sale) for approximately $3.7 billion to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC.  In connection with the sale, Boise Cascade Corporation changed its company name to OfficeMax Incorporated (“OfficeMax” or “we”).  We will continue to operate our office products distribution business as our principal business.  We trade on the New York Stock Exchange under the ticker symbol OMX, and our corporate headquarters is in Itasca, Illinois.  The new OfficeMax website address is www.officemax.com.

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

Third quarter 2004 net income was $62.2 million, or 64 cents per diluted share, compared with net income of $32.9 million, or 48 cents per diluted share, in third quarter 2003.  The increase in income from third quarter 2003 to third quarter 2004 resulted from increased income in the office products business primarily due to the OfficeMax, Inc. acquisition in December 2003, increased income from operations in Boise Building Solutions due to strong product prices and increased income in the paper segment because of increased unit sales volumes and product prices.

Net income for the first nine months of 2004 was $172.4 million, or $1.78 per diluted share, compared with net income of $1.4 million, or a loss of 14 cents per diluted share, for the first nine months of 2003.  Income increased in the first nine months of 2004, compared with the first nine months of 2003, because of increased income in the office products business primarily due to the OfficeMax, Inc. acquisition, increased income from operations in Boise Building Solutions due to strong product prices and the positive impact of a $36.6 million after-tax gain on the sale of Louisiana timberland and a $28.4 million after-tax gain on the sale of our 47% interest in Voyageur Panel.

OfficeMax, Contract and OfficeMax, Retail

In our combined OfficeMax business, which includes the contract and retail segments, sales increased 139% to $2.2 billion, compared with $934.1 million in the same quarter a year ago.  OfficeMax sales for the first nine months of 2004 increased 137% to $6.6 billion, compared with $2.8 billion in the first nine months of 2003.  Sales increased, compared with both prior periods, primarily because of the OfficeMax, Inc. acquisition.

OfficeMax combined operating income in third quarter 2004 was $58.2 million, up from $31.0 million in third quarter 2003.  For the first nine months of 2004, OfficeMax operating income for both segments was $126.7 million, compared with $75.5 million in the first nine months of 2003.  Operating income increased, compared with both prior periods, primarily because of the acquisition of the retail office products business.  The results were, however, hampered by hurricanes in the southeastern United States.  The storms caused temporary retail store closures, which led to lost sales and an estimated $3.0 million in lost income.

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

Boise Paper Solutions

Boise Paper Solutions reported third quarter 2004 sales of $531.1 million, compared with $474.2 million in third quarter 2003, due to a 7% increase in average paper prices and a 3% increase in sales volume.  The amount of our office paper sold through the OfficeMax contract and retail segments in third quarter 2004 increased 26% from the year-ago third quarter.  Sales for the first nine months of 2004 rose 7% to $1.5 billion, compared with $1.4 billion in the year-ago period, primarily because of increased sales volume.  Sales volumes were up for all of our product categories except containerboard, which was flat year-over-year.  Total sales volume increased 5%, while weighted average paper prices increased 1%.  The amount of office paper sold through OfficeMax in the first nine months of 2004 increased 22% from the year-ago nine months.  Market-related downtime during the first nine months of 2004 was 50,000 tons, compared with 139,000 tons during the same period a year ago.

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

Outlook for Office Products Distribution Business

Following a third quarter that included lost income caused by hurricanes and a back-to-school season that was softer than expected, we are cautious about the outlook for the fourth quarter.  In our retail office products business, we are concerned that the impact on consumers of high energy costs and a continuation of current retail trends may lead to a weaker than expected holiday season.  In our contract business, net margins may continue to be constrained as strong new account growth phases in and as we continue to lag in passing through paper price increases to our contract customers.  In addition, the former OfficeMax Direct businesses will continue to generate losses, as we ramp up sales efforts and continue consolidating our warehouses.

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

$1,396.5

We summarized the estimated fair values of assets acquired and liabilities assumed for the OfficeMax, Inc., acquisition in Note 2, OfficeMax, Inc., Acquisition, in “Item 8.  Financial Statements and Supplementary Data” in our 2003 Annual Report on Form 10-K.  The initial purchase price allocations may be adjusted within one year of the purchase date for changes in estimates of the fair value of assets acquired and liabilities assumed.  During the nine months ended September 30, 2004, we recorded $39.5 million of purchase price adjustments that increased the recorded amount of goodwill.  The adjustments were related to adjustments to the recorded amounts of accounts receivable, fair value adjustments, liability accruals, accruals related to facility closures and consolidation of headquarters administrative staff.

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

Segment Discussion

We report our business results using five reportable segments:  OfficeMax, Contract; OfficeMax, Retail; Boise Building Solutions; Boise Paper Solutions; and Corporate and Other.  Material increases in balance sheet items, such as inventories, goodwill, accounts payable and debt, are primarily due to the OfficeMax, Inc. acquisition.

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

Results of Operations, Consolidated

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
	(Restated)		(Restated)

Sales	$3.7 billion	$2.1 billion	$10.6 billion	$5.9 billion
Income before cumulative effect of accounting changes	$62.2 million	$32.9 million	$172.4 million	$10.2 million
Cumulative effect of accounting changes, net of income tax	$—	$—	$—	$(8.8 million )
Net income	$62.2 million	$32.9 million	$172.4 million	$1.4 million

Diluted income (loss) per common share
Diluted before cumulative effect of accounting changes	$0.64	$0.48	$1.78	$0.01
Cumulative effect of accounting changes, net of income tax	—	—	—	(0.15)

Diluted	$0.64	$0.48	$1.78	$(0.14)

	(percentage of sales)
Materials, labor and other operating expenses	77.6%	80.3%	78.2%	81.3%
Selling and distribution expenses	13.6%	10.6%	14.0%	11.1%
General and administrative expenses	2.1%	1.8%	2.1%	1.9%

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

For the three and nine months ended September 30, 2004, materials, labor and other operating expenses as a percentage of sales decreased 2.7% and 3.1%, respectively.  The decline was primarily because our newly acquired retail office products business has higher gross margins as a percentage of sales.  In both periods, excluding the impact of our retail office products segment, materials, labor and other operating expenses declined less than 1%.  The decrease was primarily attributable to higher sales in Boise Building Solutions due to increased product prices.

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

During the nine months ended September 30, 2004, in “Other (income) expense, net,” we reported $91.8 million of income, compared with $14.1 million of expense in the same period a year ago.  In 2004, “Other (income) expense, net” included a $46.5 million pretax gain for the sale of our 47% interest in

Voyageur Panel to Ainsworth Lumber Co. Ltd., a $16.1 million pretax gain for the sale of timberlands, mostly in Idaho, and a $59.9 million pretax gain for the sale of approximately 79,000 acres of timberland in western Louisiana, offset by approximately $10.8 million of costs related to the sale of our paper, forest products and timberland assets, $9.3 million of OfficeMax, Inc. integration costs, $7.1 million of costs related to the sale of our Yakima, Washington, plywood and lumber facilities and other miscellaneous income and expense items.

For the nine months ended September 30, 2003, “Other (income) expense, net” included a $10.1 million pretax charge for employee-related costs incurred in connection with our 2003 cost-reduction program.  As part of this program, we announced the termination of approximately 550 employees.  At September 30, 2004, we had terminated approximately 530 employees.  Under our severance policy, in first quarter 2003, we recorded these costs in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 112, Employers’ Accounting for Postemployment Benefits.  We recorded $9.2 million in the OfficeMax, Contract segment; $0.2 million in the Boise Paper Solutions segment and $0.7 million in our Corporate and Other segment.  Employee-related costs are primarily for severance payments, most of which were paid in 2003, with the remainder to be paid in 2004.  This item increased our net loss by $6.1 million for the nine months ended September 30, 2003.

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

For the three and nine months ended September 30, 2004, income before the cumulative effect of accounting changes increased significantly, compared with the same periods a year ago.  The increase in third quarter 2004 resulted from increased income in our office products business due primarily to the OfficeMax, Inc., acquisition, increased income from operations in Boise Building Solutions due to strong product prices and increased income in our paper segment as a result of increased unit sales volumes and product prices.  The increase in income for the nine months ended September 30, 2004, compared with the same period a year ago, resulted from the same items listed for the three months ended September 30, 2004, except that Boise Paper Solutions reported an operating loss before the timberlands sale during the nine months ended September 30, 2004, due to higher year-over-year manufacturing costs and operating difficulties experienced during first quarter 2004 (discussed below).  The nine months ended September 30, 2004, was favorably impacted by recording a $36.6 million after-tax gain for a Louisiana timberland sale and a $28.4 million after-tax gain on the sale of our 47% interest in Voyageur Panel (discussed below).

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

Operating Results

During the three and nine months ended September 30, 2004, our contract segment reported total sales of $1.1 billion and $3.3 billion, up 17% in each period from $934.1 million and $2.8 billion during the same periods a year ago.  The total sales increase reflects incremental sales contributed by the

OfficeMax Direct business, which includes sales generated by OfficeMax, Inc. field salespeople, catalogs and its E-commerce business.  In both periods, total sales for locations operating in both periods, including OfficeMax Direct 2003 sales on a pro forma basis, increased 7% in each period.  Period-over-period pro forma total sales comparisons increased in all product categories.  Compared with the three and nine months ended September 30, 2003, pro forma sales of office supplies and paper increased 5% in each period.  Pro forma sales of technology products increased 12% during the three months ended September 30, 2004, and 10% during the nine months ended September 30, 2004, while furniture sales increased 8% and 10%, respectively.

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

During third quarter 2004, operating expenses as a percentage of sales decreased 0.4%, compared with the same period a year ago, despite increased expenses associated with duplicative U.S. warehouse facilities.  The decline in operating expenses as a percentage of sales was due to leveraging fixed costs over higher sales as well as lower benefit expenses.  Year over year, operating expenses as a percentage of sales were flat, including 2004 OfficeMax, Inc. integration costs and the costs incurred in connection with the 2003 cost-reduction program.  Excluding these items, operating expenses as a percentage of sales decreased 0.3% during the nine months ended September 30, 2004, compared with the same period a year ago.  The decline in operating expenses as a percentage of sales was due to leveraging fixed costs over higher sales as well as lower benefit expenses.

Our contract segment reported $31.4 million of operating income in third quarter 2004, nearly the same as income in last year’s third quarter but up 16% to $87.2 million from the $75.5 million reported during the nine months ended September 30, 2003.  The increase during the nine months ended September 30, 2004, was attributable to higher sales.

OfficeMax, Retail

	Three Months Ended September 25	Nine Months Ended September 25
	2004	2004
	(Restated)	(Restated)

Sales	$1.1 billion	$3.3 billion
Segment income	$26.8 million	$39.5 million

	(millions)
Sales by Product Line
Office supplies and paper	$490.5	$1,340.0
Technology products	542.7	1,685.8
Office furniture	105.2	300.3

Sales by Geography
United States	$1,096.1	$3,209.8
International	42.3	116.3

	(percentage of sales)

Gross profit margin	26.9%	26.2%
Operating expenses	24.5%	25.0%
Operating profit margin	2.4%	1.2%

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

Our reported gross profit margins for the three and nine months ended September 25, 2004, were 26.9% and 26.2%.

Our retail segment reported $26.8 million and $39.5 million of income during the three and nine months ended September 25, 2004.  This year’s back-to-school season was somewhat weaker than we had expected.  In addition, results were hampered by hurricanes in the southeastern United States.  The storms caused temporary retail store closures, which led to lost sales and an estimated $3.0 million in lost income.

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

Operating Activities

For the first nine months of 2004, operations used $120.4 million in cash, compared with $167.5 million provided for the same period in 2003.  For the nine months ended September 30, 2004, items included in net income provided $537.5 million of cash, and unfavorable changes in working capital items used $657.9 million.  For the first nine months of 2003, items in net income provided $282.2 million of cash, and unfavorable changes in working capital items used $114.7 million.  Compared with the first nine months of 2003, the change in working capital items was primarily attributable to the OfficeMax, Inc., acquisition.

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

Our ratio of current assets to current liabilities was 1.05:1 at September 30, 2004, compared with 1.36:1 at September 30, 2003, and 1.27:1 at December 31, 2003.  The decrease in our ratio of current assets to current liabilities at September 30, 2004, resulted from incremental short-term borrowings to fund additional contributions to our pension plans and to fund increases in our working capital related to no longer selling a portion of our accounts receivable, and the reclassification of our revolver from “Long-term debt, less current portion” to “Current portion of long-term debt” in our September 30, 2004 Consolidated Balance Sheet.

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

There were relatively few additions to long-term debt for the nine months ended September 30, 2004.  Payments of long-term debt in this period included $160 million under our revolving credit agreement, $40.0 million of medium-term notes and $22.0 million towards our unsecured credit agreement.  Additions to long-term debt for the nine months ended September 30, 2003, included $90.0 million under our revolving credit agreement, $50.0 million of 7.45% medium-term notes and $33.5 million for the sale-leaseback of equipment at our HomePlateTM siding facility that was accounted for as a financing arrangement.  Payments of long-term debt in this period included $90.0 million of medium-term notes.

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

As of the date of our consolidated financial statements, our debt structure consists of credit agreements, note agreements, adjustable conversion-rate equity securities and other borrowings.  See Note 11, Debt, of the Notes to Consolidated Financial Statements in “Item 8.  Financial Statements and Supplementary Data” of our 2003 Annual Report on Form 10-K for a listing of our debt.  Components our debt structure at September 30, 2004, that are subject to variable interest rates or have recently changed are as follows:

Credit Agreements

In March 2002, we entered into a three-year, unsecured revolving credit agreement.  The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (LIBOR) or the prime rate.  Borrowings under the agreement were $50 million at September 30, 2004, and were classified in current portion of long-term debt.  In addition to these borrowings, $76.5 million of letters of credit reduced our borrowing capacity at September 30, 2004, to $433.5 million.  At September 30, 2004, our borrowing rate under the revolving credit agreement, including the facility fee on the drawn portion of the revolver, was 3.4%.  Letters of credit issued under the terms of the revolving credit were charged at a rate of 1.75%, including the facility fee.  In addition, we were charged a fee of 0.3% on the unused portion of our revolving credit balance.  We are also charged a 0.25% utilization fee when we utilize over 50% of our borrowing capacity under the agreement.  At September 30, 2004, we utilized less than 50% of our borrowing capacity.  We have entered into interest rate swaps to hedge the cash flow risk from the variable interest payments on $50 million of LIBOR-based debt, which gave us an effective interest rate of 5.3% for outstanding borrowings under the revolving credit agreement at September 30, 2004.  The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio and ceiling ratio of debt to capitalization.  At September 30, 2004, we were in compliance with these covenants.  Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum.  Our net worth at September 30, 2004, exceeded the defined minimum by $1,139.6 million.  When the agreement expires in June 2005, any amount outstanding will be due and payable.

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

(a)           Included in long-term debt are amounts owed on our note agreements, revenue bonds and credit agreements at September, 30, 2004.  These borrowings are further explained in Note 11, Debt, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our 2003 Form 10-K and in Note 15, Debt, of this Form 10-Q.  The table assumes our long-term debt is held to maturity.  However, subsequent to the sale, we repaid $1.6 billion principal amount of debt with the proceeds from the sale of our paper, forest products and timberland assets (see “Liquidity and Capital Resources” in this

Management’s Discussion and Analysis of Financial Condition and Results of Operations).

(b)           We enter into operating leases in the normal course of business.  We lease our retail store space as well as other property and equipment under operating leases.  Some of our retail store leases require percentage rentals on sales above specified minimums and contain escalation clauses.  These minimum lease payments do not include contingent rental expense.  Some lease agreements provide us with the option to renew the lease or purchase the leased property.  Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements.  For more information, see Note 7, Leases, of the Notes to Consolidated Financial Statements in “Item 8.  Financial Statements and Supplementary Data” in our 2003 Form 10-K.  OfficeMax is contingently liable for the paper, forest products and timberland assets operating leases.

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

Off-Balance-Sheet Activities and Guarantees

For information on off-balance-sheet activities and guarantees, see our Annual Report on Form 10-K for the year ended December 31, 2003.  The following represent changes to the guarantees disclosed in our 2003 Annual Report on Form 10-K:

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

Environmental Issues

For information on environmental issues, see our Annual Report on Form 10-K for the year ended December 31, 2003.  Environmental liabilities that do not relate to a sold location continue to be liabilities of OfficeMax, including liabilities related to the 16 active sites referenced in Note 18, Legal Proceedings and Contingencies, in Item 8.  “Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2003.

Critical Accounting Estimates

For information on critical accounting estimates, see our Annual Report on Form 10-K for the year ended December 31, 2003, and the pension information disclosed below, which considers the effect of the asset sale on our pension plans.

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

ITEM 4.                CONTROLS AND PROCEDURES

(a)                              As of the end of the period covered by this quarterly report on Form 10-Q/A for the quarter ended September 30, 2004, the chief executive officer and chief financial officer directed and supervised an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934).  The evaluation was conducted to determine whether the company’s disclosure controls and procedures were effective in bringing material information about the company to the attention of senior management.  The company’s chief executive officer and chief financial officer believe that the company’s disclosure controls and procedures were designed to alert them in a timely manner to material information that the company is required to disclose in its filings with the Securities and Exchange Commission.

Subsequent to this evaluation, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004.  Based on its assessment, management concluded that, as of September 30, 2004, OfficeMax’s internal control over financial reporting was not effective due to a material weakness in internal control associated with the control environment of an entity acquired near the end of 2003, described below.  Accordingly, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were not effective as of September 30, 2004 to alert them in a timely manner to material information that the company is required to disclose in its filings with the Securities and Exchange Commission.

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

(b)

While there have been significant changes (described above) in the company’s internal control over financial reporting since December 31, 2004, no change in the company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

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

/s/ Theodore Crumley
Theodore Crumley
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Date: March 16, 2005

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q/A for the Quarter Ended September 30, 2004

Number		Description
3.1	*	Restated Certificate of Incorporation, as restated to date

3.2	*	Bylaws as amended October 29, 2004

10.1	*	Paper Purchase Agreement between Boise White Paper, L.L.C., OfficeMax Contract, Inc., and OfficeMax North America, Inc.***

10.2	*	Additional Consideration Agreement between Boise Cascade Corporation and Boise Cascade, L.L.C., dated October 29, 2004

10.3	*	Installment Note for $559,500,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Cascade Corporation (Initial Holder) dated October 29, 2004

10.4	*	Installment Note for $258,000,000 between Boise Land & Timer, L.L.C. (Maker) and Boise Southern Company (Initial Holder) dated October 29, 2004

10.5	*	Installment Note for $817,500,000 between Boise Land & Timber II, L.L.C. (Maker) and Boise Cascade Corporation (Initial Holder) dated October 29, 2004

10.6	*	Guaranty by Wachovia Corporation dated October 29, 2004

10.7	*	Guaranty by Lehman Brothers Holdings Inc. dated October 29, 2004

10.8	*	Employment Agreement between Boise Cascade Office Products Corporation and Gary Peterson dated December 10, 2003

10.9	*	Employment Agreement between Boise Cascade Office Products Corporation and Phillip P. DePaul dated December 10, 2003

10.10	*	Employment Agreement between Boise Cascade Corporation and George J. Harad dated October 29, 2004

10.11	*	Registration Rights Agreement among Boise Cascade Corporation, Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004

10.12	*	Registration Rights Agreement among Kooskia Investment Corporation, Forest Products Holdings, L.L.C., and Boise Land & Timber Holdings Corp., dated October 29, 2004

10.13	*	Boise Cascade Holdings, L.L.C., Operating Agreement dated October 29, 2004

10.14	*	Securityholders Agreement among Boise Cascade Corporation, Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004

10.15	*	Stockholders Agreement among Kooskia Investment Corporation, Forest Products Holdings, L.L.C., and Boise Land & Timber Holdings Corp., dated October 29, 2004

11	**	Computation of Per-Share Income (Loss)

12.1	**	Ratio of Earnings to Fixed Charges

12.2	**	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements

31.1	**	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	**	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	**	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated

*	Filed with Original Form 10-Q
**	Filed with this Amendment No. 1
***	Confidential treatment requested; confidential portions filed separately with the Securities and Exchange Commission.

HomePlate is a trademark of OfficeMax Incorporated.

Boise is a trademark of Boise Cascade, L.L.C.