Form 10-K
period 2004-12-31
OFFICEMAX INC
filed 2005-03-16
CIK 12978

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 1-5057

OFFICEMAX INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware	82-0100960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
150 Pierce Road, Itasca, Illinois	60143
(Address of principal executive offices)	(Zip Code)
(630) 773-5000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $2.50 par value	New York Stock Exchange
American & Foreign Power Company Inc. Debentures, 5% Series due 2030	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K / /.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes /X/  No / /

        The aggregate market value of the voting common stock held by nonaffiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on June 30, 2004, was $3,309,118,981. Registrant does not have any nonvoting common equities.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of February 28, 2005 93,430,347

Document incorporated by reference

        Portions of the registrant's proxy statement relating to its 2005 annual meeting of shareholders to be held on May 9, 2005 ("OfficeMax Incorporated's proxy statement") are incorporated by reference into Part III of this Form 10-K.

 Table of Contents

PART I
Item 1.	Business	1
	General Overview	1
	OfficeMax, Contract	2
	OfficeMax, Retail	3
	Boise Building Solutions	3
	Boise Paper Solutions	4
	Timber Resources	4
	Competition	4
	Inflationary and Seasonal Influences	5
	Working Capital	5
	Environmental Issues	5
	Capital Investment	6
	Energy	6
	Acquisitions and Divestitures	6
	Geographic Areas	6
	Identification of Executive Officers	6
	Employees	6
Item 2.	Properties	6
	OfficeMax, Contract	7
	OfficeMax, Retail	7
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Securities Holders	9
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
	Shareholder Rights Plan	10
	Stock Repurchases	11
Item 6.	Selected Financial Data	12
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14
	Summary	14
	Sale of Paper, Forest Products and Timberland Assets	15
	Discontinued Operations	16
	OfficeMax, Inc. Acquisition	17
	Results of Operations, Consolidated	19
	Segment Discussion	23
	OfficeMax, Contract	24
	OfficeMax, Retail	26
	Boise Building Solutions	27
	Boise Paper Solutions	29
	Liquidity and Capital Resources	30
	Environmental	41
	Critical Accounting Estimates	42
	Cautionary and Forward-Looking Statements	45
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	47

i

Item 8.	Financial Statements and Supplementary Data		48
	Notes to Consolidated Financial Statements		53
	1.	Summary of Significant Accounting Policies	53
	2.	Sale of Paper, Forest Products and Timberland Assets	60
	3.	Discontinued Operations	61
	4.	OfficeMax, Inc. Acquisition	62
	5.	OfficeMax, Inc. Integration	65
	6.	Net Income (Loss) Per Common Share	66
	7.	Other (Income) Expense, Net	68
	8.	Accounting Changes	68
	9.	Income Taxes	69
	10.	Leases	71
	11.	Receivables	72
	12.	Investments in Affiliates	73
	13.	Goodwill and Intangible Assets	73
	14.	Debt	75
	15.	Financial Instruments	80
	16.	Retirement and Benefit Plans	81
	17.	Shareholders' Equity	87
	18.	2003 Cost Reduction Program	90
	19.	Segment Information	91
	20.	Commitments and Guarantees	95
	21.	Legal Proceedings and Contingencies	96
	22.	Quarterly Results of Operations (unaudited)	98
	Reports of Independent Registered Public Accounting Firm		99
Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure		102
Item 9A.	Controls and Procedures		102
Item 9B.	Other Information		104
PART III
Item 10.	Directors and Executive Officers of the Registrant		105
Item 11.	Executive Compensation		106
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters		106
Item 13.	Certain Relationships and Related Transactions		107
Item 14.	Principal Accountant Fees and Services		107
PART IV
Item 15.	Exhibits and Financial Statement Schedules		108
	Signatures		109
	Index to Exhibits		111

ii

 PART I

ITEM 1.    BUSINESS

        As used in this 2004 Annual Report on Form 10-K, the terms "OfficeMax," the "company," and "we" include OfficeMax Incorporated and its consolidated subsidiaries and predecessors. Our Securities and Exchange Commission ("SEC") filings, which include this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments, are available free of charge on our website at www.officemax.com and can be found by clicking on "About us," "Investors" and then "SEC filings." Our SEC filings are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Last year, we filed our annual Chief Executive Officer certification dated May 6, 2004, with the New York Stock Exchange. Attached as exhibits to this Form 10-K, you will find certifications of our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

General Overview

        OfficeMax is a leader in both business-to-business and retail office products distribution. We provide office supplies and paper, print and document services, technology products and solutions and furniture to large, medium and small businesses and consumers. OfficeMax customers are served by more than 41,000 associates through direct sales, catalogs, the Internet and 935 superstores. Our common stock trades on the New York Stock Exchange under the ticker symbol OMX, and our corporate headquarters is in Itasca, Illinois.

        OfficeMax Incorporated (formerly Boise Cascade Corporation) was organized as Boise Payette Lumber Company, a Delaware corporation, in 1931 as a successor to an Idaho corporation formed in 1913. In 1957, the company's name was changed to Boise Cascade Corporation. On December 9, 2003, Boise Cascade Corporation acquired 100% of the voting securities of OfficeMax, Inc. That acquisition more than doubled the size of our office products distribution business and expanded that business into the retail channel. In connection with the sale of our paper, forest products and timberland assets described below, the company's name was changed from Boise Cascade Corporation to OfficeMax Incorporated, and the names of our office products segments were changed from Boise Office Solutions to OfficeMax, Contract and OfficeMax, Retail. The Boise Cascade Corporation and Boise Office Solutions names were used in documents furnished to or filed with the SEC prior to the sale.

        References made to the OfficeMax, Inc., acquisition and the OfficeMax, Inc., integration in this Form 10-K refer to Boise Cascade Corporation's acquisition of OfficeMax, Inc., in December 2003 and the related integration activities. (For more information about our acquisition of OfficeMax, Inc., see Note 4, OfficeMax, Inc., Acquisition, and Note 5, OfficeMax, Inc., Integration, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.)

        On October 29, 2004, we sold our paper, forest products and timberland assets to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC (the "Sale"). The Sale did not include our facility near Elma, Washington. (See Note 3, Discontinued Operations, of the Notes to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information on the Elma facility.) With the Sale, we completed the company's transition, begun in the mid-1990s, from a predominately manufacturing-based company to an independent office products distribution company. The financial data in this report include the results of the paper, forest products and timberland assets through October 28,

2004. On October 29, 2004, as part of the Sale, we invested $175 million in the securities of affiliates of Boise Cascade, L.L.C. This investment represents continuing involvement as defined in Financial Accounting Standards Board ("FASB") Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, we do not show the historical results of the sold paper, forest products and timberland assets as discontinued operations. (For more information about our Sale, see Note 2, Sale of Paper, Forest Products and Timberland Assets, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.)

        We report our business results using five reportable segments: OfficeMax, Contract; OfficeMax, Retail; Boise Building Solutions; Boise Paper Solutions; and Corporate and Other. All of our segments, except OfficeMax, Retail, had a December 31 year-end. Our OfficeMax, Retail segment maintained a fiscal year that ended on the last Saturday in December, which in 2004 was December 25. Effective March 11, 2005, we amended our bylaws to make the fiscal year-end for OfficeMax Incorporated the last Saturday of December. Our international businesses will maintain the December 31 year-end. We will consolidate the calendar year-end results of our international businesses in OfficeMax Incorporated's fiscal-year results. We present information pertaining to each of our five segments and the geographic areas in which they operate in Note 19, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

OfficeMax, Contract

        We distribute a broad line of items for the office, including office supplies and paper, technology products and solutions and office furniture through our OfficeMax, Contract segment. OfficeMax, Contract sells directly to large corporate, government and small and medium-sized offices in the United States, Canada, Australia, New Zealand and Mexico. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and office products stores in Canada, Hawaii, Australia and New Zealand. Substantially all products sold by this segment are purchased from outside manufacturers or from industry wholesalers, except office papers. We purchase office papers primarily from the paper operations of Boise Cascade, L.L.C., under a 12-year paper supply contract entered into as part of the Sale. (See Note 20, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for additional information related to the paper supply contract.)

        Customers with more than one location are often served under the terms of one national contract that provides consistent products, prices and service to multiple locations. If the customer desires, we also provide summary billings, usage reporting and other special services. As of February 28, 2005, OfficeMax, Contract operated 68 distribution centers and six customer service and outbound telesales centers. OfficeMax, Contract also operated 100 stores in Canada, Hawaii, Australia and New Zealand. Since the acquisition of OfficeMax, Inc., in December 2003, the OfficeMax, Contract segment also included the results of the former OfficeMax Direct businesses, which included field salespeople, catalogs and a public Internet site. Throughout 2004 and continuing during 2005, the former OfficeMax Direct businesses are being integrated with the operations of the OfficeMax, Contract segment.

        OfficeMax, Contract sales for 2004, 2003 and 2002 were $4,371 million, $3,742 million and $3,546 million, respectively.

        Information regarding sales to external customers, selected components of income/loss and assets for this segment is set forth in Note 19, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

OfficeMax, Retail

        OfficeMax, Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. Our retail segment has operations in the United States, Puerto Rico and the U.S. Virgin Islands. Our retail segment also operates office products superstores in Mexico through a 51%-owned joint venture. In 2004, substantially all products sold by this segment were purchased from outside manufacturers or from industry wholesalers, except office papers. We purchase office papers primarily from the paper operations of Boise Cascade, L.L.C., under a 12-year paper supply contract we entered into as part of the Sale. (See Note 20, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K, for additional information related to the paper supply contract.)

        As of February 28, 2005, our retail office products segment operated 935 superstores, three large distribution centers, two small-format stores and one small distribution center. Each superstore offers approximately 8,000 stock keeping units (SKUs) of name-brand and OfficeMax private-branded merchandise and a variety of business services targeted at serving the small business customer, including OfficeMax Print and Document Services.

        OfficeMax, Retail sales for 2004 were $4,481 million. Sales for the period from December 10, 2003, the date of the OfficeMax, Inc., acquisition, to December 27, 2003, the last day of our retail segment's fiscal year, were $283 million.

        Information regarding sales to external customers, selected components of income/loss and assets for this segment is set forth in Note 19, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Boise Building Solutions

        Assets of this segment were included in the October 29, 2004 Sale. Boise Building Solutions was a major producer of plywood, lumber and particleboard. This segment also manufactured engineered wood products, including laminated veneer lumber (LVL), which is a high-strength engineered structural lumber product, wood I-joists and laminated beams. Most of the production was sold to independent wholesalers and dealers and through the segment's building materials distribution outlets. Building materials manufactured by this business are used primarily in housing, industrial construction and a variety of manufactured products.

        Boise Building Solutions operated 28 building materials distribution facilities as of October 29, 2004. These operations marketed a wide range of building materials, including lumber, plywood, oriented strand board, particleboard, decking, engineered wood products, paneling, drywall, builders' hardware and metal products. These products were distributed to retail lumber dealers, home centers specializing in the do-it-yourself market and industrial customers. Through October 28, 2004, approximately 25% of the lumber, panels and engineered wood products purchased by the distribution operations were provided by this segment's manufacturing facilities, with the balance purchased from outside sources. Segment sales for January 1 through October 28, 2004, were $3,258 million. Sales for the years ended December 31, 2003 and 2002, were $2,872 million and $2,470 million, respectively.

        Information regarding sales to external customers, selected components of income/loss and assets for this segment is set forth in Note 19, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Boise Paper Solutions

        Assets of this segment were included in the October 29, 2004 Sale. Boise Paper Solutions manufactured and sold uncoated free sheet papers, containerboard, corrugated containers, newsprint and market pulp. Boise Paper Solutions sales for January 1 through October 28, 2004, were $1,670 million. Sales for 2003 and 2002 were $1,853 million and $1,878 million, respectively.

        About 46% of this segments's uncoated free sheet paper, including about 83% of its office papers, was sold through the OfficeMax, Contract and OfficeMax, Retail segments from January 1 through October 28, 2004. In conjunction with the Sale, OfficeMax entered into a 12-year paper supply contract with an affiliate of Boise Cascade, L.L.C. (See Note 20, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K, for additional information related to the paper supply contract.)

        Information regarding sales to external customers, selected components of income/loss and assets for this segment is set forth in Note 19, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Timber Resources

        On October 29, 2004, we sold substantially all of our timberland assets, including approximately 2.3 million acres of timberland in the United States, 35,000 acres of eucalyptus plantation land in Brazil and a 16,000-acre cottonwood fiber farm near Wallula, Washington, to affiliates of Boise Cascade, L.L.C. (For more information about our Sale, see Note 2, Sale of Paper, Forest Products and Timberland Assets, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.)

Competition

        Domestic and international office products markets are highly competitive. Our competitive position in the office products industry is influenced by many factors, including price, service, quality, product selection and convenient locations. Some of our competitors are larger than OfficeMax and have greater financial resources. These resources afford those competitors greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively than we can. We can give no assurance that increased competition will not have an adverse effect on our business.

        OfficeMax, Contract.    The business-to-business office products market is highly competitive. Purchasers of office products have many options when purchasing office supplies and paper, technology products and solutions and office furniture. We are among the four largest business-to-business contract stationers in the United States. We also compete with worldwide contract stationers, large retail office products suppliers, direct-mail distributors, discount retailers, drugstores, supermarkets and thousands of local and regional contract stationers, many of whom have long-standing customer relationships.

        Increased competition in the office products industry, together with increased advertising, has heightened price awareness among end-users. Such heightened price awareness has led to margin pressure on office products. Besides price, competition is also based on customer service. We believe our excellent customer service gives us a competitive advantage among business-to-business office products distributors. Our ability to network our distribution centers into an integrated system enables us to serve, at a competitive cost, large national accounts that rely on us to deliver consistent products, prices and service to multiple locations.

        OfficeMax, Retail.    The office products superstore industry, which includes superstore chains, Internet merchandisers and numerous other competitors, is highly competitive. Businesses in the office products superstore industry compete on the basis of pricing, product selection, convenient locations, customer service and ancillary business offerings. We currently have two direct domestic superstore competitors, Office Depot and Staples, whose stores are similar to OfficeMax superstores in terms of store format, pricing strategy and product selection. We expect to experience increased competition from computer and electronics superstore retailers, mass merchandisers, Internet merchandisers and wholesale clubs. In particular, mass merchandisers, such as Wal-Mart, and wholesale clubs have increased their assortment of office products to attract home office customers and individual consumers. Further, various other retailers that have not historically competed with superstores, such as drugstores and grocery chains, have begun to carry at least a limited assortment of basic office supplies. We expect this trend toward a proliferation of retailers offering a limited assortment of office supplies to continue. Many of our competitors have increased their presence in our markets in recent years.

        We are subject to increasing competition from Internet merchandisers that have minimal barriers to entry. These competitors include traditional retailers that sell through the Internet, Internet sites that target the small business market with a full line of business products or service offerings and Internet sites that sell or resell office products, technology products and business services.

        We also anticipate increasing competition from our office supply superstore competitors and various other providers in the print-for-pay business, which has historically been a key point of difference for OfficeMax superstores. Such increased competition could adversely affect our results of operation and profit margins.

        We believe we compete favorably with our competitors by differentiating ourselves based on the breadth and depth of our in-stock merchandise offering, along with specialized service offerings, everyday low prices, quality customer service and the efficiencies and convenience for our customers of our combined contract and retail distribution channels.

Inflationary and Seasonal Influences

        We believe that neither inflation nor deflation has had a material effect on our financial condition or results of operations; however, there can be no assurance that we will not be affected by inflation or deflation in the future. The company's business is seasonal, with OfficeMax, Retail showing a more pronounced seasonal trend than OfficeMax, Contract. Sales in the second quarter and summer months are historically the slowest of the year. Sales are stronger during the first, third and fourth quarters that include the important new-year office supply restocking month of January, the back-to-school period and the holiday selling season, respectively.

Working Capital

        We have no unusual working capital practices. We believe the management practices followed by OfficeMax with respect to working capital conform to common business practices in the United States.

Environmental Issues

        Our discussion of environmental issues is presented under the caption "Environmental" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. In addition, environmental issues are discussed under "Item 3. Legal Proceedings" of this Form 10-K.

Capital Investment

        Information concerning our capital expenditures is presented under the caption "Investment Activities" and in the table titled "2004 Capital Investment by Segment" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Energy

        Until the Sale, the Boise Paper Solutions segment was our primary energy user. Self-generated sources of energy, such as wood wastes, pulping liquors and hydroelectric power, provided approximately 63% of total energy requirements in this segment, compared with 59% in 2003 and 57% in 2002. The remaining 2004 energy requirements were fulfilled by purchased sources as follows: natural gas, 60%; electricity, 32%; and residual fuel oil, 8%.

Acquisitions and Divestitures

        We engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. It is our policy to review our operations periodically and to dispose of assets that fail to meet our criteria for return on investment or cease to warrant retention for other reasons. See Note 2, Sale of Paper, Forest Products and Timberland Assets; Note 4, OfficeMax, Inc., Acquisition; and Note 7, Other (Income) Expense, Net, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Geographic Areas

        Our discussion of financial information about geographic areas is presented in Note 19, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Identification of Executive Officers

        Information with respect to our executive officers is set forth in "Item 10. Directors and Executive Officers of the Registrant" of this Form 10-K.

Employees

        On December 31, 2004, we had approximately 41,000 employees, including about 15,600 part-time employees.

ITEM 2.    PROPERTIES

        The majority of OfficeMax facilities are rented under operating leases. (For more information about our operating leases, see Note 10, Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.) Our properties are in good operating condition and are suitable and adequate for the operations for which they are used.

        Following is a list of our facilities by segment as of February 28, 2005. In addition, our corporate headquarters is in Itasca, Illinois, and our retail operations are headquartered in Shaker Heights, Ohio.

OfficeMax, Contract

  68 distribution centers in 28 states, the District of Columbia, Canada, Australia, New Zealand and Mexico

Arizona	2	Maine	1	Pennsylvania	2
California	2	Massachusetts	2	Tennessee	2
Colorado	2	Michigan	2	Texas	3
District of Columbia	1	Minnesota	2	Utah	1
Florida	2	Missouri	3	Virginia	1
Georgia	2	New Jersey	1	Washington	1
Hawaii	4	New Mexico	1	Wisconsin	1
Idaho	1	New York	2	Canada	7
Illinois	1	North Carolina	1	Australia	8
Indiana	1	Ohio	2	New Zealand	4
Kentucky	1	Oregon	1	Mexico	1

  100 stores in Hawaii (5), Canada (66), Australia (7) and New Zealand (22)

  6 customer service and outbound telesales centers in Illinois (2), Ohio, Oklahoma, Virginia and Wyoming

OfficeMax, Retail

  935 superstores in 49 states, Puerto Rico, the U.S. Virgin Islands and Mexico

Alabama	13	Maine	1	Oregon	10
Alaska	3	Maryland	1	Pennsylvania	28
Arkansas	2	Massachusetts	14	Rhode Island	2
Arizona	33	Michigan	42	South Carolina	9
California	80	Minnesota	33	South Dakota	3
Colorado	24	Mississippi	6	Tennessee	21
Connecticut	9	Missouri	24	Texas	71
Delaware	1	Montana	3	Utah	15
Florida	55	Nebraska	7	Virginia	22
Georgia	30	Nevada	13	Washington	19
Hawaii	4	New Hampshire	3	West Virginia	4
Idaho	6	New Jersey	15	Wisconsin	27
Illinois	55	New Mexico	9	Wyoming	2
Indiana	16	New York	35	Puerto Rico	9
Iowa	10	North Carolina	26	U.S. Virgin Islands	1
Kansas	11	North Dakota	3	Mexico	38	(a)
Kentucky	8	Ohio	50
Louisiana	7	Oklahoma	2

  3 large distribution centers in Alabama, Nevada and Pennsylvania

  2 small-format stores in Illinois

  1 distribution center in Mexico (a)

(a)
Represents the locations for our 51%-owned joint venture in Mexico, OfficeMax de Mexico.

ITEM 3.    LEGAL PROCEEDINGS

        OfficeMax Incorporated and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings. Some of these lawsuits and proceedings arise out of the operation of the forest products assets prior to closing of the Sale, for which OfficeMax agreed to retain responsibility. Also, as part of the Sale, we agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the forest products assets prior to the closing of the Sale. We do not believe any of these retained proceedings are material to our business.

        We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar federal and state laws, or have received a claim from a private party, with respect to 15 active sites where hazardous substances or other contaminants are or may be located. All 15 active sites relate to operations either no longer owned by the company or unrelated to its ongoing operations. In most cases, we are one of many potentially responsible parties, and our alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, we have established appropriate reserves. We believe we have minimal or no responsibility with regard to several other sites. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position or results of operations.

        Over the past several years and continuing into 2005, we have been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at job sites. The claims vary widely and often are not specific about the plaintiffs' contacts with the company. None of the claims seeks damages from us individually, and we are generally one of numerous defendants. Many of the cases filed against us have been voluntarily dismissed, although we have settled some cases. The settlements we have paid have been covered mostly by insurance, and we believe any future settlements or judgments in these cases would be similarly covered. To date, no asbestos case against us has gone to trial, and the nature of these cases makes any prediction as to the outcome of pending litigation inherently subjective. At this time, however, we believe our involvement in asbestos litigation is not material to either our financial position or our results of operations.

        Five lawsuits were filed against the company during the period from January 13, 2005, to February 18, 2005, alleging violations of the Securities Exchange Act of 1934. One case was voluntarily dismissed by the plaintiff, so the following four cases are currently pending: Roth v. OfficeMax Inc., et al.; Wing v. OfficeMax Incorporated, et al.; Noyes v. OfficeMax Inc., et al.; and Smith v. OfficeMax Inc., et al. OfficeMax is named as a defendant in each complaint. The complaint in Smith also names our chief financial officer and our former chief executive officer as defendants. In addition to the defendants named in the Smith complaint, the Wing and Noyes complaints also name our chief executive officer as a defendant. The complaint in Roth names as defendants each of the defendants named in the other three cases, as well as two former officers of OfficeMax, Inc., one of whom also served as the president of our retail division until January 2005. The lawsuits allege, among other things, that the defendants made false and misleading statements, or failed to disclose allegedly material information, with respect to the company's financial performance, prospects and internal controls. The cases were filed in the United States District Court for the Northern District of Illinois, and each allegedly is brought on behalf of a putative class comprised of persons who purchased (or otherwise acquired) the company's securities during periods specified in the complaints. The complaints seek an award of an unspecified amount of compensatory damages, interest, costs, including attorneys' fees, and such equitable or other relief as the court deems just. We believe there are valid factual and legal defenses to these lawsuits and will vigorously defend all claims alleged by the plaintiffs.

        We are also involved in other litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings, including those described in the preceding paragraphs, would not materially affect our financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Beginning on October 5, 2004, and ending on November 4, 2004, in connection with our offer to purchase debt securities for cash, we solicited consents from holders of our 6.50% notes, due 2010 (the "6.50% Notes") and our 7.00% notes, due 2013 (the "7.00% Notes"), to amend the indenture dated as of October 1, 1985, between OfficeMax and U.S. Bank Trust National Association (as successor in interest to Morgan Guaranty Trust Company of New York), as amended or supplemented (the "Senior Notes Indenture"). The effect of the proposed amendments would be to eliminate substantially all of the restrictive covenants, some events of default and related provisions contained in the Senior Notes Indenture.

        A total of $300 million in principal amount of the 6.50% Notes was outstanding and entitled to participate in the offer to purchase and the related solicitation of consents. Of the total outstanding, holders of approximately $286 million in principal amount tendered 6.50% Notes in the offer and consented to the proposed amendments, and holders of approximately $14 million in principal amount did not tender 6.50% Notes in the offer and withheld consent to the proposed amendments. The consents received were sufficient to approve the proposed amendments with respect to the 6.50% Notes.

        A total of $200 million in principal amount of the 7.00% Notes was outstanding and entitled to participate in the offer to purchase and the related solicitation of consents. Of the total outstanding holders of approximately $94 million in principal amount tendered 7.00% Notes in the offer and consented to the proposed amendments, and holders of approximately $106 million in principal amount did not tender 7.00% Notes in the offer and withheld consent to the proposed amendments. The consents received were not sufficient to approve the proposed amendments with respect to the 7.00% Notes.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange (the "Exchange"). The Exchange requires each listed company to distribute an annual report to its shareholders. We are distributing this Form 10-K to our shareholders in lieu of a separate annual report. The reported high and low sales prices for our common stock, as well as the frequency and amount of dividends paid on such stock, are included in Note 22, Quarterly Results of Operations, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. We expect to continue the practice of paying regular cash dividends in 2005. Information concerning restrictions on the payment of dividends is included in Note 14, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" and in Liquidity and Capital Resources in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. The approximate number of common shareholders, based upon actual record holders on February 28, 2005, was 23,300.

        We maintain a corporate governance page on our website that includes key information about our corporate governance initiatives. That information includes our Corporate Governance Guidelines, Code of Ethics and charters for our Audit, Executive Compensation and Governance and Nominating Committees, as well as our Committee of Outside Directors. The corporate governance page can be found at www.officemax.com, by clicking on "About us," "Investors" and then "Corporate Governance." You also may obtain copies of these policies and codes by contacting our Corporate Communications Department, 150 Pierce Road, Itasca, Illinois 60143, or by calling 630/773-5000.

Shareholder Rights Plan

        We have had a shareholder rights plan since January 1986. Our current plan, as amended and restated, took effect in December 1998. At that time, the rights under the previous plan expired, and we distributed to our common stockholders one new right for each common share held. The rights become exercisable ten days after a person or group acquires 15% of our outstanding voting securities or ten business days after a person or group commences or announces an intention to commence a tender or exchange offer that could result in the acquisition of 15% of these securities. Each full right, if it becomes exercisable, entitles the holder to purchase one share of common stock at a purchase price of $175 per share, subject to adjustment. Upon payment of the purchase price, the rights may "flip in" and entitle holders to buy common stock or "flip over" and entitle holders to buy common stock in an acquiring entity in such amount that the market value is equal to twice the purchase price. The rights are nonvoting and may be redeemed by the company for one cent per right at any time prior to the tenth day after an individual or group acquires 15% of our voting stock, unless extended. The rights expire in 2008. Additional details are set forth in the Renewed Rights Agreement which is an exhibit to this Form 10-K.

Stock Repurchases

        Information concerning our stock repurchases during the three months ended December 31, 2004, is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(a)
October 1-October 31, 2004	225	$34.80	225	4,252,891
November 1-November 30, 2004	242	$31.64	242	4,252,649
December 1-December 31, 2004	129	$31.80	129	4,252,520
Total	596	$32.87	596	4,252,520
(a)
In September 1995, our board of directors authorized the purchase of up to 4.3 million shares of our common stock. As part of this authorization, we repurchase odd-lot shares (fewer than 100 shares) from shareholders wishing to exit their holdings in our common stock. We retire the shares that we repurchase under this program. This program will remain in effect until it is either terminated or suspended by our board of directors.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data for the years indicated and should be read in conjunction with the disclosures in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

	2004(a)	2003(b)	2002(c)	2001(d)	2000(e)
	(millions, except per-share amounts)
Assets
Current assets	$3,259	$2,597	$1,387	$1,295	$1,583
Property and equipment, net	541	2,730	2,451	2,558	2,576
Timber, timberlands and timber deposits	—	331	329	322	291
Goodwill	1,165	1,107	401	385	397
Timber notes	1,635	—	—	—	—
Other	943	611	379	374	420

	$7,543	$7,376	$4,947	$4,934	$5,267

Liabilities and shareholders' equity
Current liabilities	$1,857	$1,986	$1,056	$1,266	$1,014
Long-term debt, less current portion	585	2,000	1,387	1,063	1,715
Timber notes	1,470	—	—	—	—
Adjustable conversion-rate equity security units	—	172	172	172	—
Guarantee of ESOP debt	—	19	51	81	108
Other	997	855	881	774	664
Minority interest	23	20	—	—	9
Shareholders' equity	2,611	2,324	1,400	1,578	1,757

	$7,543	$7,376	$4,947	$4,934	$5,267

Net sales	$13,270	$8,245	$7,412	$7,422	$7,807

Income (loss) from:
Continuing operations	$234	$35	$19	$(39)	$181
Discontinued operations	(61)	(18)	(8)	(4)	(2)
Cumulative effect of accounting changes, net of income tax	—	(9)	—	—	—

Net income (loss)	$173	$8	$11	$(43)	$179

Income (loss) per common share:
Continuing operations	$2.55	$0.37	$0.11	$(0.89)	$2.93
Discontinued operations	(0.70)	(0.30)	(0.14)	(0.07)	(0.04)
Cumulative effect of accounting changes, net of income tax	—	(0.15)	—	—	—

Basic(f)	$1.85	$(0.08)	$(0.03)	$(0.96)	$2.89

Income (loss) per common share:
Continuing operations	$2.44	$0.37	$0.11	$(0.89)	$2.77
Discontinued operations	(0.67)	(0.30)	(0.14)	(0.07)	(0.04)
Cumulative effect of accounting changes, net of income tax	—	(0.15)	—	—	—

Diluted(f)	$1.77	$(0.08)	$(0.03)	$(0.96)	$2.73

Cash dividends declared per common share	$0.60	$0.60	$0.60	$0.60	$0.60

(a)
2004 included a $67.8 million pretax charge for the write-down of impaired assets at our Elma, Washington, manufacturing facility, which is accounted for as a discontinued operation.

2004 included the results of our Boise Building Solutions and Boise Paper Solutions segments through October 28, 2004. On October 29, 2004, we completed the sale of our paper, forest products and timberland assets to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC, and recorded a $280.6 million pretax gain. We monetized the timber installment notes related to the sale for proceeds of $1.5 billion in December 2004. At the same time we entered into interest rate swap contracts to hedge the interest rate risk associated with the issuance of debt securities by special-purpose entities formed by the company and in December 2004, recorded $19.0 million of expense in "Timber notes securitization." See the discussion of the timber notes and the swap contracts under the caption "Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

2004 included $137.1 million of costs related to our early retirement of debt.

2004 included a pretax gain of $59.9 million on the sale of approximately 79,000 acres of timberland located in western Louisiana.

2004 included a pretax gain of $46.5 million on the sale of our 47% interest in Voyageur Panel.

2004 included $15.9 million of expense in our Corporate and Other segment for one-time benefit costs granted to employees.

(b)
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

2003 included income from the OfficeMax, Inc., operations for the period from December 10, 2003, through December 27, 2003, and costs, including incremental interest expense, directly related to the acquisition. The net effect of these items reduced income $4.1 million before taxes, or $2.5 million after taxes.

(c)
2002 included a pretax charge of $23.6 million to record the sale of all of the stock of our wholly owned subsidiary that held our investment in IdentityNow. We also recorded $27.6 million of tax benefits associated with this sale and our 2001 write-down of our equity investment (see d).

(d)
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

(e)
2000 included a pretax gain of $98.6 million for the sale of our European office products operations.

(f)
The computation of diluted net loss per common share was antidilutive in the years 2003, 2002 and 2001; therefore, the amounts reported for basic and diluted loss per share are the same.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains statements about our future financial performance. These statements are only predictions. Our actual results may differ materially from these predictions. In evaluating these statements, you should review the section of this report entitled "Cautionary and Forward-Looking Statements."

Summary

Sale of Paper, Forest Products and Timberland Assets

        On October 29, 2004, we completed the sale of our paper, forest products and timberland assets for approximately $3.7 billion to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC (the "Sale"). The Sale did not include our facility near Elma, Washington. (See Note 3, Discontinued Operations, of the Notes to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information on the Elma facility.) We realized note and cash proceeds of approximately $3.5 billion from the Sale, after allowing for a $175 million reinvestment in affiliates of Boise Cascade, L.L.C., and transaction-related expenses. The consideration for the timberlands portion of the Sale included $1.6 billion of timber installment notes. We monetized the timber installment notes in December 2004 for proceeds of $1.5 billion. We realized net cash proceeds from the Sale of $3.3 billion after allowing for the $175 million reinvestment, transaction-related expenses and the monetization of the timber installment notes. See the discussion of the timber notes and the monetization process under the caption "Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        With the Sale, we completed the company's transition, begun in the mid-1990s, from a predominately manufacturing-based company to an independent office products distribution company. We used a portion of the cash generated by the Sale to pay down debt. During fourth quarter 2004, we reduced our debt by approximately $1.8 billion, excluding $1.5 billion of timber notes that we securitized, and we retained $1.2 billion of cash. See the discussion of the timber notes and the securitization process under the caption "Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Financial Performance

        In 2004, sales grew 61% to $13.3 billion. Net income was $173.1 million, or income of $1.77 per diluted share, compared with net income of $8.3 million and a loss of 8 cents per diluted share in 2003. In 2004, net income included a $67.8 million pretax charge for the write-down of our Elma, Washington, manufacturing facility, which is accounted for as a discontinued operation; a $59.9 million pretax gain related to the sale of Louisiana timberland; a $46.5 million pretax gain on the sale of our interest in Voyageur Panel; and a $280.6 million gain on the Sale. An additional $180 million of gain realized from the Sale was deferred as a result of our continuing involvement with Boise Cascade, L.L.C. We will realize this gain as we reduce our investment in affiliates of Boise Cascade, L.L.C.

        In 2003, net income included a $10.1 million pretax charge for the 2003 cost-reduction program; a $2.9 million one-time tax benefit related to a favorable tax ruling; a $14.7 million pretax charge for the write-down of impaired assets at our plywood and lumber operations in Yakima, Washington; and the effects of the OfficeMax, Inc., acquisition.

        The December 2003 OfficeMax, Inc., acquisition, strong sales growth in our OfficeMax, Contract segment and strong product prices in our Boise Building Solutions segment were largely responsible for the fiscal 2004 increased sales and net income.

        The OfficeMax, Contract segment operating income declined for the full-year 2004 compared to the prior year despite strong sales growth. The relatively weak profitability was due primarily to losses in the former OfficeMax Direct business acquired with the operations of OfficeMax, Inc. in December 2003. The former OfficeMax Direct business included field salespeople, catalogs, a public Internet site, which were added to our Reliable catalog business. OfficeMax, Contract profitability was also negatively impacted by the phasing in of new account growth, lags in passing through rising paper costs and weaker-than-expected Canadian operations.

        After recording $6.1 million of operating income in the 17 days of 2003 in which we owned it, our retail segment posted operating income of $22.7 million for all of 2004. The low level of profitability in 2004 was due to weaker-than-expected sales, especially during the important back-to-school and holiday periods, which led to reduced margin dollars, lower vendor income, and a higher expense ratio as a percentage of sales. OfficeMax, Retail's profitability was also negatively impacted by greater promotional sales at low or no profitability,

        In total, our office products segments realized synergies from the OfficeMax, Inc. acquisition of approximately $100 million in 2004, which was approximately $20 million more than originally anticipated. These synergies were primarily related to increased purchasing leverage and savings from combining duplicative administrative, marketing and logistic functions. The synergies in 2004 were offset by approximately $30 million of integration and related costs.

        Continuing the trends that started in the second half of 2003, Boise Building Solutions performed strongly throughout the period in 2004 during which we owned it. Continued strong housing starts and low interest rates resulted in robust building products markets. Sales volume in building materials distribution grew, reaching record levels.

        Although paper markets showed signs of cyclical recovery in 2004, weighted average prices for the grades of paper produced by Boise Paper Solutions rose only modestly over 2003 levels. In addition, unit manufacturing costs, especially chemical and fiber costs in Boise Paper Solutions, increased from year-earlier levels.

Sale of Paper, Forest Products and Timberland Assets

        On October 29, 2004, we completed the Sale. The Sale did not include our facility near Elma, Washington. (See Note 3, Discontinued Operations, of the Notes to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.) The Sale completes the company's transition, begun in the mid-1990s, from a predominantly manufacturing-based company to an independent office products distribution company. Some assets of the segments whose assets we sold, such as a wood-polymer building materials facility near Elma, Washington that is in a start-up phase and company-owned life insurance, are being retained by OfficeMax, as are some liabilities of the segments whose assets we sold such as liabilities associated with retiree pension and benefits, litigation, environmental remediation at selected sites and facilities previously closed. The assets that we sold were included in our Boise Building Solutions and Boise Paper Solutions segments.

        In connection with the Sale, we recorded a $280.6 million gain in our Corporate and Other segment in our Consolidated Statement of Income. On October 29, 2004, we invested $175 million in securities of affiliates of Boise Cascade, L.L.C. This investment represents continuing involvement as defined in FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, we do not show the historical results of the paper, forest products and timberland assets as discontinued operations. An additional $180 million of gain realized from the Sale was deferred as a result of our continuing involvement with Boise Cascade, L.L.C. We will realize this gain as we reduce our investment in affiliates of Boise Cascade, L.L.C. We realized note and cash proceeds of approximately $3.5 billion from the Sale, after allowing for the $175 million reinvestment in affiliates of Boise Cascade, L.L.C. and transaction related expenses.

        The consideration for the timberlands portion of the Sale included $1.6 billion of timber installment notes. We monetized the timber installment notes in December for proceeds of $1.5 billion. We realized net cash proceeds from the Sale of $3.3 billion after allowing for the $175 million reinvestment, transaction-related expenses and the monetization of the timber installment notes. See the discussion of the timber notes and the monetization process under the caption "Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Through debt repurchases and retirements, we reduced our short-term and long-term debt to $693.1 million at December 31, 2004, excluding the $1.5 billion of timber notes securitized. See the discussion of the timber notes and the securitization process under the caption "Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." During fourth quarter 2004, we reduced our debt by $1.8 billion and expensed $137.1 million of costs related to the early retirement of debt and made a $45.8 million contribution to the pension plans on behalf of active employees who became employees of Boise Cascade, L.L.C. (See Note 14, Debt, and Note 16, Retirement and Benefit Plans, in the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.)

        On December 16, 2004, holders of our adjustable conversion-rate equity security units received 1.5689 of our common shares upon settlement of each purchase contract, resulting in issuance of a total of 5,412,705 shares.

        During 2004, we also announced plans to return between $800 million and $1 billion of the Sale proceeds to shareholders via common or preferred stock buybacks, cash dividends or a combination of these alternatives. As part of this return of cash to equityholders, we redeemed $110 million of our Series D preferred stock and paid related accrued dividends of $3 million.

        For additional information regarding the Sale, see Note 2, Sale of Paper, Forest Products and Timberland Assets in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Discontinued Operations

        In December 2004, our board of directors authorized management to pursue the divestiture of our facility near Elma, Washington that manufactures integrated wood-polymer building materials. The board of directors and management concluded that the facility no longer fits with the company's strategic direction. We recorded the facility's assets as held for sale on our Balance Sheets and the results of its operations as discontinued operations in our Statements of Income (Loss). We tested the recoverability of the long-lived assets in accordance with FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recorded a $67.8 million pretax charge for the write-down of impaired assets. We also recorded $26.4 million of tax benefits associated with the write-down. The write-down resulted from our review of estimated discounted future cash flows.

        The assets and liabilities of the integrated wood-polymer building materials facility near Elma, Washington, are presented in the Balance Sheets as "Assets held for sale" and "Liabilities related to assets held for sale." The carrying amounts of the major classes of these assets and liabilities at December 31 were as follows:

	December 31
	2004	2003
	(millions)
Assets
Receivables, net	$0.1	$0.1
Inventories	2.4	1.5
Deferred income taxes	17.5	0.1
Property and equipment, net	21.5	95.5
Other	0.1	1.5

Assets held for sale	$41.6	$98.7

Liabilities
Accounts payable	$0.4	$1.3
Accrued liabilities	0.1	1.5
Deferred income taxes	—	7.6
Other	2.7	1.6

Liabilities related to assets held for sale	$3.2	$12.0

OfficeMax, Inc. Acquisition

        On December 9, 2003, we completed our acquisition of OfficeMax, Inc. The results of OfficeMax, Inc. operations after December 9, 2003, are included in our consolidated financial statements.

        The aggregate consideration paid for the acquisition was as follows:

(millions)
Fair value of common stock issued	$808.2
Cash consideration for OfficeMax, Inc. common shares exchanged	486.7
Transaction costs	20.0

1,314.9
Debt assumed by OfficeMax	81.6

$1,396.5

        We paid OfficeMax, Inc., shareholders $1.3 billion for the acquisition, paying 60% of the purchase price in OfficeMax common stock (at the time Boise Cascade Corporation common stock) and 40% in cash. OfficeMax, Inc. shareholders had the opportunity to elect to receive cash or stock for their OfficeMax, Inc. shares. Each shareholder's election was subject to proration, depending on the elections of all OfficeMax, Inc., shareholders. As a result of this proration, OfficeMax, Inc., shareholders electing stock received approximately .230419 share of stock and $3.1746 in cash for each of their OfficeMax, Inc., shares. Fractional shares were paid in cash. OfficeMax, Inc. shareholders electing cash or who had no consideration preference, as well as those shareholders who made no effective election, received $9.333 in cash for each of their OfficeMax, Inc., shares. After the proration, the $1.3 billion paid to OfficeMax, Inc., shareholders consisted of $486.7 million in cash and the issuance of 27.3 million common shares valued at $808.2 million. The value of the common shares issued was determined based on the average market price of our common shares over a ten-day trading period before the acquisition closed on December 9, 2003.

Pro Forma Financial Information

        The following table summarizes unaudited pro forma financial information assuming the OfficeMax, Inc., acquisition had occurred on January 1, 2003. OfficeMax, Inc.'s fiscal year ended on the Saturday prior to the last Wednesday in January. The unaudited pro forma financial information uses OfficeMax, Inc., data for the months corresponding to our December 31 year-end. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position. This pro forma information does not include all costs related to the integration. In 2004 these integration costs either increased the amount of goodwill recorded or decreased net income, depending on the nature of the costs. We are realizing operating synergies. Synergies come from offering more products and services across more customer segments, purchasing leverage from increased scale and reduced costs in logistics, marketing and administration. The pro forma information does not reflect these expenses and synergies.

2003
(millions)
Sales	$12,864.8

Net income (loss) before cumulative effect of accounting changes	$2.3
Cumulative effect of accounting changes, net of income tax	(8.8)

Net loss	$(6.5)

Net loss per common share
Basic and diluted before cumulative effect of accounting changes	$(.13)
Cumulative effect of accounting changes	(.10)

Basic and diluted	$(.23)

Facility Closures

        Prior to our acquisition, OfficeMax, Inc. had identified and closed underperforming facilities. As part of our purchase price allocation, at December 31, 2003, we had $58.7 million of reserves recorded for the estimated fair value of future liabilities associated with these closures. These reserves related primarily to future lease termination costs, net of estimated sublease income. Most of the expenditures for these facilities will be made over the remaining lives of the operating leases, which range from three to 16 years. At December 31, 2004, the remaining reserve in our Consolidated Balance Sheet was $52.8 million.

        In addition to these store closures, at December 31, 2003, we identified 45 OfficeMax, Retail facilities that were no longer strategically or economically viable. We closed these stores during first quarter 2004, eliminating approximately 995 employee positions, of which approximately 310 people were offered transfers to other stores. In accordance with the provisions of EITF Issue No. 95-3, "Recognition of Liabilities in Connection With a Purchase Business Combination," at December 31, 2003, we had $69.4 million of reserves recorded in our Consolidated Balance Sheet. These charges were accounted for as exit activities in connection with the acquisition, and we did not recognize a charge to income in our Consolidated Statements of Income. Most of the cash expenditures for the facilities described above will be made over the remaining lives of the operating leases, which range from one month to twelve years. At December 31, 2004, the remaining reserve in our Consolidated Balance Sheet was $44.1 million.

        During the year ended December 31, 2004, we closed 9 U.S. distribution centers, 2 customer service centers and 2 retail stores (in addition to the 45 retail stores discussed above), eliminating approximately 550 employee positions. We expect to reduce the total number of continental U.S. distribution centers from 55 at December 31, 2003, to 29 to 32 by the end of 2006. During 2004, we identified an additional 11 stores that were no longer strategically or economically viable. These stores are scheduled to close by the end of 2005. At December 31, 2004, we had accrued for approximately $25.3 million of costs associated with these closures in our Consolidated Balance Sheet.

Results of Operations, Consolidated

	2004	2003	2002
Sales	$13,270.2 million	$8,245.1 million	$7,412.3 million
Income (loss) before cumulative effect of accounting changes	$173.1 million	$17.1 million	$11.3 million
Cumulative effect of accounting changes, net of income tax	$—	$(8.8) million	$—
Net income (loss)	$173.1 million	$8.3 million	$11.3 million
Diluted income (loss) per common share
Diluted before cumulative effect of accounting changes	$1.77	$0.07	$(0.03)
Cumulative effect of accounting changes, net of income tax	—	(0.15)	—

Diluted	$1.77	$(0.08)	$(0.03)

	(percentage of sales)
Materials, labor and other operating expenses	78.1%	80.3%	81.0%
Selling and distribution expenses	14.7%	11.5%	10.6%
General and administrative expenses	2.3%	1.9%	2.1%

Operating Results

2004 Compared With 2003

        Total sales for 2004 increased 60.9% to $13.3 billion, compared with $8.2 billion in 2003. Sales increased primarily because of the OfficeMax, Inc., acquisition in December 2003, strong sales growth in our OfficeMax, Contract segment and improved product prices in the Boise Building Solutions segment.

        In 2004, materials, labor and other operating expenses decreased by 2.2% of sales. The improved leverage of materials, labor and operating expenses is largely attributable to the acquired retail office products business's higher gross margins. Excluding the impact of our retail office products business, materials, labor and other operating expenses declined by less than 1% of sales, primarily as a result of improved product prices in Boise Building Solutions.

        Selling and distribution expenses increased about 3.2% of sales in 2004, compared with 2003, largely due to our retail office products business's higher selling and distribution expenses as a percentage of sales. Excluding the impact of our retail office products segment, selling and distribution expenses declined by about 0.5% of sales during 2004, compared with the previous fiscal year. The decrease was primarily attributable to leveraging fixed costs on increased sales in Boise Building Solutions due to increased product prices.

        General and administrative expenses increased by 0.4% of sales due to higher payroll and benefit-related expenses.

        In 2004, "Other (income) expense, net," included a $46.5 million pretax gain on the sale of our 47% interest in Voyageur Panel to Ainsworth Lumber Co. Ltd., a $15.1 million pretax gain on the sale of timberlands, mostly in Idaho, and a $59.9 million pretax gain on the sale of approximately 79,000 acres of timberland in western Louisiana, offset by approximately $18.9 million of costs related to the Sale, $10.2 million of OfficeMax integration costs, $7.1 million of costs related to the sale of our Yakima, Washington, plywood and lumber facilities and other miscellaneous income and expense items.

        In 2003, "Other (income) expense, net" included a $10.1 million pretax charge for employee-related costs incurred in connection with our 2003 cost-reduction program. As part of this program, we announced the termination of approximately 550 employees. At December 31, 2004, we had terminated approximately 544 employees. Under our severance policy, in first quarter 2003, we recorded these costs in accordance with the provisions of FASB Statement 112, Employers' Accounting for Postemployment Benefits. We recorded $9.2 million in the OfficeMax, Contract segment; $0.2 million in the Boise Paper Solutions segment and $0.7 million in our Corporate and Other segment. Employee-related costs are primarily for severance payments, most of which were paid in 2003, with the remainder having been paid in 2004. This item increased our net loss $6.1 million in 2003.

        In 2004, we recorded a $280.6 million gain on the Sale. An additional $180 million of gain realized from the Sale was deferred as a result of our continuing involvement with Boise Cascade, L.L.C. We will realize this gain as we reduce our investment in affiliates of Boise Cascade, L.L.C. (See Note 2, Sale of Paper, Forest Products and Timberland Assets, of the Notes to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.)

        Equity in net income (loss) of affiliates was $6.3 million and $8.8 million in 2004 and 2003. The variances were due to increased equity in earnings of Voyageur Panel, in which we had a 47% interest, and which we accounted for under the equity method. The increased equity in earnings of Voyageur Panel resulted from higher oriented strand board (OSB) prices in 2004 than in 2003. In May 2004, we sold our equity interest to Ainsworth Lumber Co. Ltd. for $91.2 million of cash. We recorded a $46.5 million pretax gain in "Other (income) expense, net" in our Boise Building Solutions segment. This item increased net income $28.4 million after taxes for 2004.

        Interest expense was $151.9 million and $132.5 million for 2004 and 2003. The variances were due to incremental interest expense directly related to higher debt levels in 2004, compared with 2003. The higher debt levels in 2004 related to additional borrowings related to the OfficeMax, Inc., acquisition.

        Our effective tax provision rate for continuing operations for the year ended December 31, 2004, was 37.5%, compared with an effective tax rate for continuing operations of 28.1% for 2003. In 2003, we recorded $5.7 million of tax benefits related to the $14.7 million pretax charge for the write-down of impaired assets at our plywood and lumber operations in Yakima, Washington; $4.0 million of tax benefits related to the $10.1 million pretax charge for the 2003 cost-reduction program; and a $2.9 million gain, which included a one-time tax benefit related to a favorable tax ruling, net of changes in other tax items.

        Minority interest in 2004 is related to our majority-owned subsidiary in Mexico. We purchased our ownership interest in this subsidiary as part of the OfficeMax, Inc., acquisition in December 2003. The subsidiary is consolidated in our results of operations. There is no amount associated with 2003 as the results of operations are reported one month in arrears.

        Income before the cumulative effect of accounting changes increased significantly in 2004, compared with the same period a year ago. The increase resulted from the gain on the Sale,

increased income in our office products business due primarily to the OfficeMax, Inc., acquisition, increased income from operations in Boise Building Solutions due to strong product prices and increased income in Boise Paper Solutions. Boise Paper Solutions reported an operating loss before the timberlands sale during 2004 due to higher year-over-year manufacturing costs and operating difficulties experienced during first quarter 2004 (discussed below). The operating loss was offset by the recording of a $36.6 million after-tax gain for a Louisiana timberland sale and a $28.4 million after-tax gain on the sale of our 47% interest in Voyageur Panel (discussed below).

        In 2003, the $8.8 million recorded in "Cumulative effect of accounting changes, net of income tax" consisted of an after-tax charge of $4.1 million, or 7 cents per share, for the adoption of FASB Statement 143, Accounting for Asset Retirement Obligations, which affects the way we account for landfill closure costs. This statement requires us to record an asset and a liability (discounted) for estimated closure and closed-site monitoring costs and to depreciate the asset over the landfill's expected useful life. Previously, we accrued for the closure costs over the life of the landfill and expensed monitoring costs as incurred. We also recorded an after-tax charge of $4.7 million, or 8 cents per share, for the adoption of EITF 02-16. EITF 02-16 requires that vendor allowances reside in inventory with the product and be recognized when the product is sold, changing the timing of our recognition of these items and creating a one-time, noncash, cumulative-effect adjustment.

        Net income for 2004 was $173.1 million, or $1.77 per diluted share, compared with net income of $8.3 million, or a loss of 8 cents per diluted share, for 2003. Income increased in 2004, compared with 2003, because of the gain on the Sale, increased income in the office products business primarily due to the OfficeMax, Inc., acquisition, increased income from operations in Boise Building Solutions due to strong product prices and the positive impact of a $36.6 million after-tax gain on the sale of Louisiana timberland and a $28.4 million after-tax gain on the sale of our 47% interest in Voyageur Panel.

2003 Compared With 2002

        Total sales in 2003 increased $0.8 billion, or 11%. The increase in sales resulted from $0.3 billion of sales from our retail segment; a $0.2 billion increase in sales in our contract segment, which included 17 days of sales from the former OfficeMax Direct businesses; and an additional $0.4 billion of sales by our Boise Building Solutions segment, offset by a slight decline in Boise Paper Solutions sales. Total sales and same-location sales in our contract segment increased 6% and 5% from 2002 levels. Excluding the sales contributed by the former OfficeMax Direct businesses and the effect of favorable foreign exchange rates, same-location sales were up 1%. Boise Building Solutions sales increased 16% because of higher structural panel prices, increased building materials distribution sales (due to increased commodity prices and volume) and increased engineered wood products sales (due primarily to increased volume). Boise Paper Solutions sales decreased, primarily because of a decrease in sales volume.

        In 2003, materials, labor and other operating expenses decreased 0.7% as a percentage of sales, compared with 2002. Effective January 1, 2003, we adopted an accounting change for vendor credits and allowances to comply with the guidelines issued by the EITF 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor. Under EITF 02-16, consideration received from a vendor is presumed to be a reduction of the cost of the vendor's products or services, unless it is for a specific incremental cost to sell the product. As a result, approximately $45 million of vendor allowances reduced "Materials, labor and other operating expenses" that previously would have been recognized primarily as a reduction of "Selling and distribution expenses." In accordance with the provisions of EITF 02-16, prior-period financial statements have not been reclassified to conform with the current year's presentation.

        Before the accounting change and excluding the effects of the acquired OfficeMax, Inc., operations, materials, labor and other operating expenses as a percentage of sales increased slightly because of lower sales and increased unit manufacturing costs in Boise Paper Solutions, partially offset by favorable wood costs in Boise Building Solutions.

        Selling and distribution expenses increased 0.9% as a percentage of sales in 2003, compared with 2002. Before the accounting change and excluding the effects of the acquired OfficeMax, Inc., operations, selling and distribution expenses increased only slightly, primarily due to higher pension, healthcare and benefit expenses.

        Due to cost controls, general and administrative expenses decreased 0.2% as a percent of sales in spite of higher pension, healthcare and benefit expenses.

        "Other (income) expense, net" increased to $35.8 million in 2003 from $30.8 million in 2002. The year ended December 31, 2002, included a $23.6 million pretax loss for the sale of the stock of our wholly owned subsidiary that held our investment in IdentityNow and other miscellaneous income and expense items. For more information, see Note 7, Other (Income) Expense, Net, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

        In 2003, "Other (income) expense, net" included a $14.7 million pretax charge for the write-down of impaired assets at our plywood and lumber operations in Yakima, Washington, and $4.7 million of acquisition costs incurred in connection with the OfficeMax, Inc., acquisition. In addition, 2003 "Other (income) expense, net" included a $10.1 million pretax charge for employee-related costs incurred in connection with our 2003 cost-reduction program. Under our severance policy, we recorded a pretax charge of $10.1 million for employee-related costs in "Other (income) expense, net" in the Consolidated Statement of Income. We recorded these costs in accordance with the provisions of FASB Statement 112, Employers' Accounting for Postemployment Benefits. We recorded $9.2 million in the Boise Office Solutions, Contract, segment; $0.2 million in the Boise Paper Solutions segment; and $0.7 million in our Corporate and Other segment. Employee-related costs are primarily for severance payments, most of which were paid in 2003, with the remainder paid in 2004. This item decreased net income $6.1 million for the year ended December 31, 2003. As part of the 2003 cost-reduction program, we reduced 2003 operating costs, net of severance costs. We took these actions because of higher pension costs, higher energy costs, business disruptions from severe winter weather in the eastern United States and global political uncertainty. We reduced operating costs by freezing salaries, restricting hiring, reducing discretionary spending at all levels of the company and eliminating approximately 700 positions. We eliminated these positions by terminating approximately 550 employees and leaving vacant positions unfilled.

        Equity in net income (loss) of affiliates was $8.8 million and $(2.4) million in 2003 and 2002, respectively. The variance was due to increased equity in earnings of Voyageur Panel, in which we had a 47% interest and for which we accounted under the equity method. The increased equity in earnings of Voyageur Panel resulted from oriented strand board (OSB) prices that were 67% higher, on average, in 2003 than in 2002. We also recognized no losses in 2003 from our investment in IdentityNow, which we sold in May 2002.

        Interest expense was $132.5 million in 2003 and $131.7 million in 2002. The variance was due to incremental interest expense directly related to additional borrowings in the fourth quarter to provide cash for the OfficeMax, Inc., acquisition. Excluding the incremental interest expense directly related to the OfficeMax, Inc., acquisition, interest expense declined year over year, primarily due to lower 2003 interest rates on our variable-rate debt.

        Our effective tax provision rate for continuing operations for the year ended December 31, 2003, was 28.1%, compared with an effective tax benefit rate for continuing operations of 1,351.8%

for the year ended December 31, 2002. In 2003, we recorded $5.7 million of tax benefits related to the $14.7 million pretax charge for the write-down of impaired assets at our plywood and lumber operations in Yakima, Washington; $4.0 million of tax benefits related to the $10.1 million pretax charge for the 2003 cost-reduction program; and a $2.9 million gain, which included a one-time tax benefit related to a favorable tax ruling, net of changes in other tax items. In 2002, we recorded a $23.6 million pretax loss for the sale of the stock of our wholly owned subsidiary that held our investment in IdentityNow and $27.6 million of tax benefits associated with this sale and our previous write-down. Before recording these items and before the impact of the OfficeMax, Inc., acquisition, our estimated tax provision rates for the years ended December 31, 2003 and 2002, were 34% and 36%. The difference between the estimated tax provision rates before these items was due to the sensitivity of the rate to changing income levels and the mix of domestic and foreign sources of income.

        In 2003, the $8.8 million recorded in "Cumulative effect of accounting changes, net of income tax" consisted of an after-tax charge of $4.1 million, or 7 cents per share, for the adoption of FASB Statement 143, Accounting for Asset Retirement Obligations, which affects the way we account for landfill closure costs. This statement requires us to record an asset and a liability (discounted) for estimated closure and closed-site monitoring costs and to depreciate the asset over the landfill's expected useful life. Previously, we accrued for the closure costs over the life of the landfill and expensed monitoring costs as incurred. We also recorded an after-tax charge of $4.7 million, or 8 cents per share, for the adoption of EITF 02-16. EITF 02-16 requires that vendor allowances reside in inventory with the product and be recognized when the product is sold, changing the timing of our recognition of these items and creating a one-time, noncash, cumulative-effect adjustment.

Segment Discussion

        We report our business results using five reportable segments: OfficeMax, Contract; OfficeMax, Retail; Boise Building Solutions; Boise Paper Solutions; and Corporate and Other. The financial data in this report includes the results of the Boise Building Solutions and Boise Paper Solutions segments through October 28, 2004. On October 29, 2004, we completed the Sale. As part of the Sale, we invested $175 million in the securities of affiliates of Boise Cascade, L.L.C. This investment represents continuing involvement as defined in FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, we do not show the historical results of the Boise Building Solutions and Boise Paper Solutions segments as discontinued operations. We account for our investment in the securities of affiliates of Boise Cascade, L.L.C., under the cost method of accounting.

        All of our segments, except OfficeMax, Retail, had a December 31 year-end. Our OfficeMax, Retail segment maintained a fiscal year that ended on the last Saturday in December, which in 2004 was December 25. We consolidated the fiscal-year results of OfficeMax, Retail with the calendar-year results of our other segments. Effective March 11, 2005, we amended our bylaws to make the fiscal year-end for OfficeMax Incorporated the last Saturday of December. Our international businesses will maintain the December 31 year-end. We will consolidate the calendar year-end results of our international businesses in OfficeMax Incorporated's fiscal-year results.

        OfficeMax, Contract markets and sells office supplies and paper, technology products and solutions and office furniture through field salespeople, outbound telesales, catalogs, the Internet and office products stores. OfficeMax, Retail, markets and sells office supplies and paper, print and document services, technology products and solutions and office furniture through office supply superstores. Boise Building Solutions manufactured, marketed and distributed various products that are used for construction, while Boise Paper Solutions manufactured, marketed and distributed uncoated free sheet papers, containerboard, corrugated containers, newsprint and market pulp.

Corporate and Other includes support staff services and related assets and liabilities. The segments' profits and losses are measured on operating profits before interest expense, income taxes, minority interest, extraordinary items and cumulative effect of accounting changes.

OfficeMax, Contract

Operating Results

	2004	2003	2002
Sales	$4,370.8 million	$3,741.9 million	$3,545.8 million
Segment income	$107.0 million	$109.4 million	$123.0 million
	(millions)
Sales by Product Line
Office supplies and paper	$2,463.2	$2,232.8	$2,180.8
Technology products	1,404.6	1,125.5	1,021.8
Office furniture	503.0	383.6	343.2
Sales by Geography
United States	$3,382.9	$2,822.6	$2,759.1
International	987.9	919.3	786.7
Sales growth	17%	6%	0%
Same-location sales growth	8%	5%	0%
	(percentage of sales)
Gross profit margin	23.6%	24.3%	23.1%
Operating expenses	21.2%	21.4%	19.7%
Operating profit	2.4%	2.9%	3.5%

2004 Compared With 2003

        In 2004, our contract segment reported total sales of $4.4 billion, up 17% from the same period a year ago. The total sales increase reflects incremental sales contributed by the former OfficeMax Direct field salespeople, catalogs and public Internet site. Total sales for locations operating in both periods, including OfficeMax Direct 2003 sales on a pro forma basis, increased 7%. Year-over-year pro forma total sales comparisons increased in all major product categories. Compared with 2003, 2004 pro forma sales of office supplies and paper increased 6%, pro forma sales of technology products increased 10%, and pro forma furniture sales increased 10%.

        E-commerce sales in 2004 increased over 40%, compared with E-commerce sales reported during 2003. E-commerce sales represented about 50% of the contract segment's total sales. The growth in E-commerce sales is due to the addition of the OfficeMax E-commerce business and growth at all other locations.

        In 2004, our reported gross profit margin was 23.6%, down 0.7% from 24.3% in 2003. The gross profit margin decline was primarily the result of lower margin of the former OfficeMax Direct businesses due to higher occupancy and delivery costs. When we acquired OfficeMax, Inc., in December 2003, 17 delivery warehouses were serving the former OfficeMax Direct businesses. We are working to reduce excess warehouse capacity and consolidate these operations with our contract distribution centers. For 2004, excluding OfficeMax Direct, contract gross profit margins were essentially flat with 2003 despite purchasing synergies obtained through the OfficeMax, Inc., integration. Excluding 2004 purchasing synergies, contract margin rates declined in 2004 due to the phasing in of new account growth and lags in passing through rising paper costs.

        During 2004, operating expenses as a percentage of sales decreased 0.2% of sales, including costs related to the OfficeMax, Inc., integration and the 2003 cost-reduction program. Excluding these items, operating expenses as a percentage of sales decreased 0.1% of sales during 2004, despite increased operating expenses associated with redundant former OfficeMax Direct warehouse facilities. The decline in operating expenses as a percentage of sales was due to leveraging fixed costs over higher sales, operating cost synergies obtained due to the OfficeMax, Inc., acquisition as well as lower benefit expenses.

        Our contract segment reported $107.0 million of operating income in 2004, down 2.2% from $109.4 million in 2003. Operating income in 2004 was lower due to the acquired former OfficeMax Direct businesses, the decrease in gross profit margin and weaker than expected Canadian operations.

2003 Compared With 2002

        In 2003, our contract segment included the results of the former OfficeMax Direct businesses from December 10, 2003, to December 27, 2003, or 17 selling days. The former OfficeMax Direct businesses included field salespeople, catalogs, and a public Internet site.

        Total sales and same-location sales increased 6% and 5% in 2003, compared with 2002. Within product categories, the greatest sales growth occurred in office furniture and technology products, up 12% and 10%, respectively, compared with a year ago. These categories represent approximately 40% of overall sales. Sales of office supplies and paper, our largest category, grew 2%.

        Excluding the benefit from favorable foreign exchange rates and the sales from the former OfficeMax Direct businesses, total sales and same-location sales increased 1%. When excluding the same items, the greatest sales growth within product categories occurred in office furniture and technology products, up 8% and 7%, while office supplies and paper experienced a modest decline, compared with a year ago. The shift in sales mix toward furniture and technology products was evident in each quarter of 2003 and is reflective of an improving economy, focused sales efforts and, in the case of technology products, changing buying patterns of our customers.

        E-commerce sales in our contract office products segment increased 30% over 2002 and represented 42% of the segment's worldwide sales.

        In 2003, our gross margin increased 1.2%, compared with 2002. Excluding the effect of adopting EITF 02-16, our gross margin was consistent with the prior year.

        In 2003, our operating expenses were 21.4% of sales, compared with 19.7% in 2002. Operating expenses for our contract segment in 2003 included the expenses of the former OfficeMax Direct businesses, including integration costs; $42.6 million for the vendor allowance classification change; and $9.2 million of employee-related costs for our 2003 cost-reduction program. Before these items, our operating expenses increased only 0.2%, compared with 2002, due primarily to higher pension, healthcare and benefit expenses.

        Excluding the results of the former OfficeMax Direct businesses for the 17 days following the OfficeMax, Inc., acquisition on December 9, 2003, integration costs and the employee-related charge for our cost-reduction program, segment income declined 1%. The decline was primarily attributable to higher pension, healthcare and benefit expenses.

OfficeMax, Retail

Operating Results

	2004	2003(a)
Sales	$4,481.3 million	$283.2 million
Segment income	$22.7 million	$6.1 million
	(millions)
Sales by Product Line
Office supplies and paper	$1,768.4	$91.6
Technology products	2,308.0	161.1
Office furniture	404.9	30.5
Sales by Geography
United States(b)	$4,327.9	$283.2
International(c)	153.4	—
	(percentage of sales)
Gross profit margin	25.6%	24.5%
Operating expenses	25.1%	22.4%
Operating profit	0.5%	2.2%
(a)
2003 results include activity from December 10, 2003, through December 27, 2003.

(b)
Includes the sales of our operations in the United States, Puerto Rico and the U.S. Virgin Islands.

(c)
Our majority-owned subsidiary in Mexico is consolidated in our results of operations one month in arrears and is not included in our 2003 results.

2004 Compared With 2003

        Sales for our retail segment were $4.5 billion, down 0.9% from pro forma sales in 2003. The sales decrease primarily resulted from closing 47 U.S. superstores during 2004, most of which closed in the first quarter. Same-store sales increased 1.3% in 2004, compared with pro forma 2003 sales. The comparable-store sales increase was driven primarily by higher average revenue per customer transaction, which increased 2.6% year over year. During 2004, our retail segment opened 7 superstores and 1 small-format store in the U.S. and 5 superstores in Mexico.

        Gross profit margin for the retail segment was 25.6% in 2004, compared with 24.5% in 2003. The gross profit margin in 2003 represents activity for the 17 selling days following the OfficeMax, Inc., acquisition on December 9, 2003, which includes a seasonal shift in sales mix toward lower-margin technology merchandise. Gross profit margins also increased year over year as a result of purchasing and other synergies.

        Operating expenses were 25.1% of sales in 2004, up 2.7% of sales from 2003, as a result of the increased leverage from the high-volume holiday sales in 2003.

        Our retail segment reported operating income of $22.7 million, or 0.5% of sales, in 2004. The low level of profitability in 2004 was due to weaker-than-expected sales, especially during the important back-to-school and holiday periods, which led to reduced margin dollars, lower vendor income, and a higher expense ratio as a percentage of sales. OfficeMax, Retail's profitability was also negatively impacted by greater promotional sales at low or no profitability.

2003 Subsequent to Date of Acquisition

        In 2003, our retail segment reported sales of $283 million, which represents 17 selling days during the holiday season.

        The gross profit margin in the retail segment was 24.5%, reflecting a seasonal shift in sales mix toward lower-margin technology merchandise. Our operating profit margin was 2.2% of sales, with operating income of $6.1 million, reflecting the increased leverage from the high-volume holiday sales in 2003.

Boise Building Solutions

Operating Results

	January 1 through October 28, 2004	2003	2002
Sales	$3,257.7 million	$2,871.9 million	$2,469.7 million
Segment income (loss)	$319.2 million	$125.3 million	$53.3 million
Sales Volumes
Plywood (1,000 sq ft) (3/8" basis)	1,465,965	1,890,480	1,788,203
Particleboard (1,000 sq ft) (3/4" basis)	134,411	152,621	189,223
Lumber (1,000 board feet)	302,725	364,054	395,281
LVL (100 cubic feet)	100,855	98,294	77,543
I-joists (1,000 equivalent lineal feet)	191,938	199,949	165,765
Engineered wood products (sales dollars)	$375.2 million	$329.3 million	$274.1 million
Building materials distribution (sales dollars)	$2,442.4 million	$2,047.8 million	$1,696.1 million
Average Net Selling Prices
Plywood (1,000 sq ft) (3/8" basis)	$336	$267	$229
Particleboard (1,000 sq ft) (3/4" basis)	305	236	239
Lumber (1,000 board feet)	552	431	466
LVL (100 cubic feet)	1,640	1,463	1,483
I-joists (1,000 equivalent lineal feet)	978	874	886

2004 Compared With 2003

        On October 29, 2004, we completed the Sale. Boise Building Solutions results for 2004 represent the ten months of operation before the Sale.

        Fueled by continued strong plywood and lumber markets, Boise Building Solutions reported income of $319.2 million in the first ten months of 2004, compared with $125.3 million for full year 2003. Results were aided by a $15.3 million pretax gain on the sale of Idaho timberlands and by the sale of our 47% interest in Voyageur Panel in May 2004 to Ainsworth Lumber Co. Ltd. for $91.2 million of cash. We recorded a $46.5 million pretax gain for the Voyageur Panel sale in "Other (income) expense, net." Prior to the sale, we accounted for the joint venture under the equity method. Accordingly, segment results do not include the joint venture's sales but do include $6.3 million of equity in earnings during the ten months ended October 31, 2004, compared with $8.7 million of equity in earnings in 2003 and $0.6 million of equity in losses in 2002. Before the gains recorded on the sale of timberlands and our interest in Voyageur Panel, segment income increased 105% to $257.4 million, compared with full year 2003 income, primarily due to increased product prices.

        Building materials distribution sales increased 19% to $2.4 billion in the first ten months of 2004, compared with full year 2003 sales, due to strong pricing because of strong demand in the building sector. Sales of engineered wood products (laminated veneer lumber, wood I-joists and laminated beams) increased 14% in the first ten months of 2004, compared with full year 2003 sales, also due to strong pricing. As a result of increased demand from residential construction due to low interest rates, average plywood prices rose 26% to $336 per 1,000 square feet during the first ten months of 2004. Average lumber prices increased 28% during the same period. Sales volumes of plywood and lumber for the first ten months of 2004 declined from 2003 volumes because of the shorter reporting period in 2004 and the sale of our Yakima, Washington, plywood and lumber facilities in February 2004. The sale of our Yakima facilities did not have a material impact on our financial position or results of operations.

2003 Compared With 2002

        During the second half of 2003, our building products business enjoyed one of the strongest building seasons ever, following a slow start in the first half of 2003 due to wet weather. Boise Building Solutions sales grew 16% in 2003, compared with the previous year. Structural panel prices rose. Building materials distribution sales increased 21% due to strong pricing coupled with an 11% increase in physical sales volume. During 2003, about 21% of building materials distribution's lumber, panel and engineered wood product sales were from products manufactured by Boise. Sales of engineered wood products (laminated veneer lumber, wood I-joists and laminated beams) increased 20% due to increased sales volume.

        After a long, wet and cold spring, especially in the eastern United States, the building season got underway late in the second quarter and held strong through the first two months of fourth quarter 2003. As a result of increased demand from housing construction, prices for our major grades of structural panels reached record levels. Relative to 2002, average plywood prices and sales volume increased 17% and 6%, respectively. In contrast, average prices and volumes for our mix of lumber products, which is mostly ponderosa pine appearance and industrial grades, declined 8%. An unfavorable balance of supply and demand for pine lumber during the first half of the year pushed prices down until late in the third and fourth quarters, which delayed recovery in these grades until later in the year.

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

        Segment income increased $72.0 million in 2003, compared with 2002, due primarily to increased structural panel prices, increased building materials distribution sales and favorable wood costs, offset by a pretax charge for the write-down of impaired assets at our plywood and lumber operations in Yakima, Washington. Due to the divestiture of our integrated wood-polymer building materials facility near Elma, Washington, we have restated the 2002 and 2003 results of operations to exclude the results of this facility's activity in our Building Solutions segment. We have reported the results of this facility in "Loss from discontinued operations."

Boise Paper Solutions

Operating Results

	January 1 through October 28, 2004	2003	2002
Sales	$1,670.4 million	$1,852.6 million	$1,878.0 million
Segment income (loss)	$38.8 million	$(13.9) million	$38.6 million
	(short tons)
Sales Volumes
Uncoated free sheet	1,249,000	1,396,000	1,425,000
Containerboard	537,000	650,000	654,000
Newsprint	349,000	416,000	406,000
Other	138,000	146,000	179,000

	2,273,000	2,608,000	2,664,000

	(per short ton)
Average Net Selling Prices
Uncoated free sheet	$718	$721	$722
Containerboard	365	337	343
Newsprint	434	397	363

2004 Compared With 2003

        On October 29, 2004, we completed the Sale. Boise Paper Solutions results for 2004 represent the ten months of operation before the Sale.

        Boise Paper Solutions reported income of $38.8 million for the first ten months of 2004, compared with a loss of $13.9 million for full year 2003. Results in 2004 were aided by a pretax gain of $59.9 million on the sale in March of approximately 79,000 acres of timberland in western Louisiana for $84 million. We recorded the $59.9 million pretax gain in "Other (income) expense, net." Excluding this gain, the segment lost $21.1 million in the first ten months of 2004. Results in 2004, excluding the gain, compare unfavorably with 2003 results because of less sales volume as a result of the shorter reporting period in 2004, $2.8 million of costs and/or lost income due to timber and mill damage and lost production at our Alabama paper mill related to disruption from hurricanes in September, increased unit manufacturing costs and operating difficulties due to adverse weather conditions and other production issues in first quarter 2004. Unit manufacturing costs increased 3% during the ten-month period in 2004, compared with full year 2003, primarily due to increased fiber costs.

        Although markets strengthened in 2004, sales for the first ten months of the year were $1.7 billion, compared with $1.9 billion for full year 2003. Total sales volume for the first ten months of 2004 was 13% less than sales volume for full year 2003. Sales and sales volumes declined because of the shorter reporting period in 2004. Weighted average paper prices increased 3%. Average newsprint and containerboard prices increased $37 per ton and $28 per ton, compared with prices in 2003, while the average price for uncoated free sheet, our largest paper grade, was $3 less per ton than in 2003. We took 57,000 tons of market-related downtime during the first ten months of 2004, compared with 197,000 tons during full year 2003. The decrease in curtailment in 2004 reflects growing market demand and a 2% increase in the amount of office paper sold through the OfficeMax, Retail and OfficeMax, Contract segments during ten months in 2004, compared with full year 2003.

        Sales volumes of value-added papers produced on our smaller machines decreased 6% to approximately 324,000 tons for the first ten months of 2004, compared with full year 2003. Volumes declined because of the shorter reporting period in 2004. The greatest areas of growth in our value-added grades were label, release and specialty papers, whose volume increased 18% during the ten-month period in 2004, compared with full year 2003 levels. Value-added grades generally have higher unit costs than commodity grades but also have higher net sales prices and profit margins. Overall, the average net selling price of our value-added grades during the first ten months of 2004 was $183 per ton higher than the average net selling price of our uncoated commodity grades.

2003 Compared With 2002

        Sales declined 1% in 2003, primarily because weak demand led to a 2% decrease in sales volume. Sales volume decreased despite an increase in the volume of office paper sold through our OfficeMax, Retail and OfficeMax, Contract segments. Weak demand throughout the year led to market-related curtailment of nearly 197,000 tons, up 38% from the amount taken in 2002. Most of the curtailment was taken in uncoated free sheet. Relative to a year earlier, average prices rose only 1%. Higher average newsprint prices were partially offset by lower containerboard prices.

        In 2003, we increased production of value-added papers on our smaller machines. The tonnage of value-added grades from these machines increased 5% to about 345,000 tons. Among our value- added grades, the volume of label, release and specialty papers grew 23% in 2003 versus the year earlier. Overall, the average net selling price of our value-added grades in 2003 was $181 per ton higher than the average net selling price of our uncoated commodity grades.

        Segment results were lower than those of a year ago because of lower unit sales volumes, more market-related curtailment and increased unit manufacturing costs. Total unit manufacturing costs increased 2%, compared with a year ago. In 2003, fiber costs rose 5%, and chemical unit costs increased 6%. Fixed unit costs were also up about 2%.

Liquidity and Capital Resources

        As of December 31, 2004, we had $1.2 billion of cash and cash equivalents and $693.1 million of short-term and long-term debt, excluding the $1.5 billion of timber notes securitized. We also had $113 milion of restricted investments on deposit which offset a portion of the outstanding debt, bringing our net debt to $580.1 million. During 2004, we paid down $1.6 billion of our debt, primarily with the proceeds of the Sale, and expensed $137.1 million of costs related to the early retirement of debt. A significant portion of the premiums paid with respect to the debt we paid down was the result of the current low interest rate environment in the market. In addition, during 2004, we contributed $279.8 million to our pension plans, including the contributions made to our plans that were spun off in connection with the Sale. We also announced plans to return between $800 million and $1 billion of the proceeds from the Sale to shareholders via common or preferred stock buybacks, cash dividends or a combination of these alternatives. As part of this return of cash to equity holders, we redeemed $110 million of our Series D preferred stock and paid related accrued dividends of $3 million.

        Our ongoing cash requirements are expected to be funded through a combination of cash flow from operations and seasonal borrowings under our existing credit facilities.

        The sections that follow discuss in more detail our liquidity and capital resources.

Operating Activities

        Our operating activities used $451.1 million of cash flow in 2004 and generated $324.7 million and $340.4 million of positive cash flow in 2003 and 2002, respectively. In 2004, items included in net income provided $265.7 million of cash and unfavorable changes in working capital items used $716.8 million of cash from operations. In 2003, items included in net income provided $407.9 million of cash, and unfavorable changes in working capital items used $83.2 million of cash from operations. Net income items provided $345.3 million of cash in 2002, and unfavorable changes in working capital items $4.9 million of cash from operations.

        We have sold fractional ownership interests in a defined pool of trade accounts receivable. At December 31, 2004, $120.0 million of sold accounts receivable were excluded from "Receivables" in the company's Consolidated Balance Sheet, compared with $250 million and $200 million excluded at December 31, 2003 and 2002. During third quarter 2004, in anticipation of the Sale, we stopped selling the receivables related to these businesses, reducing the receivables sold as a part of this program at the end of the year. The decrease at December 31, 2004, in sold accounts receivable of $130.0 million from the amount at December 31, 2003, used cash from operations in 2004. The increase at December 31, 2003, in sold accounts receivable of $50 million over the amount at December 31, 2002, provided cash from operations in 2003.

        During the period of January 1 through October 28, 2004, some of our employees were covered by noncontributory defined benefit pension plans. Effective July 31, 2004, we spun off the portion of each plan attributable to active employees in the forest products businesses. Effective October 29, 2004, under the terms of the asset purchase agreement with affiliates of Boise Cascade, L.L.C., we transferred sponsorship of the spun-off plans to Boise Cascade, L.L.C., and only those terminated, vested employees and retirees whose employment with us ended on or before July 31, 2004, and some active OfficeMax, Contract employees were covered under the plans remaining with us. The assets of the pension plans are invested primarily in common stocks, fixed-income securities and cash equivalents. The market performance of these investments affects our recorded pension obligations, expense and cash contributions. Pension expense for the year ended December 31, 2004, was $169.7 million, including $94.9 million of curtailment expense related to the Sale, compared with $77.1 million in 2003 and $30.4 million in 2002. These are noncash charges in our consolidated financial statements. In 2004, we made cash contributions to our pension plans totaling $279.8 million, compared with $84.5 million in 2003 and $48.0 million in 2002. The asset purchase agreement with affiliates of Boise Cascade, L.L.C., required us to fully fund the transferred spun-off plans on an accumulated-benefit-obligation basis using a 6.25% liability discount rate. Since our active employees who are covered by the retained plans, as well as all of the inactive participants, are no longer accruing additional benefits, we expect our future contributions to these plans to be greatly reduced. The minimum required contributions are zero in 2005. However, the company may elect to make voluntary contributions. See "Critical Accounting Estimates" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.

        Our ratio of current assets to current liabilities was 1.75:1 at December 31, 2004, compared with 1.31:1 at December 31, 2003. The increase in our ratio of current assets to current liabilities at December 31, 2004, resulted primarily from the increase in cash and cash equivalents in 2004, compared with 2003.

Investment Activities

        Our cash investing activities provided $1.6 billion in 2004, compared with $673.6 million used in 2003 and $310.6 million used in 2002.

        In 2004, cash investing activities included cash expenditures of $298.2 million for property and equipment and timber and timberlands and $175 million for our investment in the securities of affiliates of Boise Cascade, L.L.C., which we are accounting for under the cost method of accounting. These expenditures were offset by $2,038.7 million of proceeds from the Sale and

$186.9 million of proceeds from the sale of timberlands in Louisiana, the sale of our Yakima, Washington, plywood and lumber facilities and the sale of our Barwick, Ontario, Canada, OSB joint venture during the year ended December 31, 2004. For more information related to the Sale, see the discussion under "Sale of Paper, Forest Products and Timberland Assets" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        In 2003, cash investing activities included $432.6 million, net of cash acquired, for the acquisition of OfficeMax, Inc., in December 2003. For information related to the acquisition, see Note 4, OfficeMax, Inc., Acquisition, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. Investing activities also included $223.1 million for property and equipment and timber and timberland purchases.

        In 2002, investing activities included $199.4 million for property and equipment and timber and timberlands. Additionally, they included $6.1 million for the acquisition of assets of a wholesale building products distribution and reload operation in Riverside, California, and $1.1 million in cash for the acquisition of assets of a contract furniture company located in southern California.

        Noncash consideration included in capital spending consisted of the assumption of debt and recording of liabilities totaling $81.6 million in 2003 and $2.8 million in 2002. In 2003, noncash consideration also included $808.2 million for the issuance of 27.3 million OfficeMax Incorporated common shares (at the time, Boise Cascade Corporation common shares) to OfficeMax, Inc. shareholders electing to receive stock in the OfficeMax, Inc. acquisition. Details of 2004 capital investment by segment are included in the table below:

	2004 Capital Investment by Segment
	Acquisitions/ Expansion	Quality/ Efficiency (a)	Timber and Timberlands	Replacement, Environmental and Other	Total
	(millions)
OfficeMax, Contract	$38.1	$6.4	$—	$19.1	$63.6
OfficeMax, Retail	17.3	45.6	—	22.6	85.5

	55.4	52.0	—	41.7	149.1
Boise Building Solutions	14.4	4.2	3.6	33.1	55.3
Boise Paper Solutions	0.9	13.4	4.1	69.6	88.0
Corporate and Other	0.4	0.7	—	4.7	5.8

	$71.1	$70.3	$7.7	$149.1	$298.2

(a)
Quality and efficiency projects include quality improvements, modernization, energy and cost-saving projects.

        We expect our capital investments in 2005 to total between $180 million and $200 million, excluding acquisitions. Our capital spending in 2005 will be for leasehold improvements, new stores, quality and efficiency projects, replacement projects and integration projects.

Financing Activities

        Our financing activities used $76.3 million in 2004, compared with $408.6 million provided in 2003 and $21.4 million used in 2002. Common and preferred dividend payments totaled $64.1 million in 2004, $48.9 million in 2003 and $49.5 million in 2002. In all three years, our quarterly cash dividend was 15 cents per common share. The increase in dividends paid was a result of more common shareholders after the OfficeMax, Inc. acquisition in December 2003.

        During 2004, we had relatively few additions to long-term debt. We paid down $1.6 billion of our debt, primarily with the proceeds of the Sale. We announced plans to return between

$800 million and $1 billion of the proceeds from the Sale to shareholders via common or preferred stock buybacks, cash dividends or a combination of these alternatives. As part of this return of cash to equity holders, we redeemed $110 million of our Series D preferrred stock and paid related accrued dividends of $3 million. In addition, in 2004, we settled the purchase contracts related to our adjustable conversion-rate equity units and received $172.5 million. For more information, see Note 14, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

        Additions to long-term debt in 2003 resulted primarily from our acquisition of OfficeMax, Inc. Additions included $150 million under an unsecured credit agreement, $300 million of 6.50% notes, $200 million of 7.00% notes, $50.0 million of 7.45% medium-term notes and $33.5 million for the sale-leaseback of equipment at our integrated wood-polymer building materials facility near Elma, Washington, that was accounted for as a financing arrangement. Payments of long-term debt in 2003 included $125 million of medium-term notes and $40 million under our revolving credit agreement. Additions to long-term debt in 2002 included $150 million of 7.50% notes due in 2008, a $20 million floating-rate term loan and $62 million in medium-term notes. Payments of long-term debt in 2002 included $125 million of 9.85% notes, $32.5 million of industrial revenue bonds, $15.5 million of bank debt for our Australian operations and $2.3 million of medium-term notes.

        Our debt-to-equity ratio was .27:1 at December 31, 2004, excluding the timber notes securitized, and .98:1 at December 31, 2003. Our debt-to-equity ratio decreased because of the significant decrease in debt in 2004, excluding the timber notes securitized. See the discussion of the timber notes and the securitization process under the caption "Liquidity and Capital Resources" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

        We lease our store space and other property and equipment under operating leases. These operating leases are not included in debt; however, they represent a significant commitment. Obligations under operating leases are shown in the "Contractual Obligations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Our debt structure consists of credit agreements, note agreements, and other borrowings as follows. For more information, see "Contractual Obligations" and "Disclosures of Financial Market Risks" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Credit Agreements

        In March 2002, we entered into a three-year, unsecured revolving credit agreement. The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate ("LIBOR") or the prime rate. We had no outstanding borrowings under the agreement at December 31, 2004. Under the agreement, $52 million of letters of credit were issued and reduced our borrowing capacity to $508 million at December 31, 2004. Letters of credit issued under the terms of the revolving credit agreement were charged at a rate of 1.5%, including the facility fee. In addition, we were charged a fee of 0.3% on the unused portion of our revolving credit balance. We are also charged a 0.25% utilization fee when we utilize over 50% of our borrowing capacity under the agreement. At December 31, 2004, we utilized less than 50% of our borrowing capacity. In November 2004, our interest rate swap to hedge the cash flow risk from the variable interest payments on $50 million of LIBOR-based debt expired and was not renewed. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio and ceiling ratio of debt to capitalization. At December 31, 2004, we were in compliance with these covenants. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at December 31, 2004, exceeded the defined minimum by $1,068.6 million. At December 31, 2003, we had outstanding borrowings under the revolving credit agreement of $210 million. In addition to these borrowings, $41 million of letters of credit were issued under the agreement. When the agreement expires in June 2005, any amount outstanding will be due and payable.

        In December 2003, we entered into a 19-month, unsecured credit agreement with 13 major financial institutions. Under the agreement, we borrowed $150 million at variable interest rates based on either the LIBOR or the prime rate. Borrowings under the credit agreement were paid in full on October 29, 2004, with the proceeds from the Sale.

Timber Notes

        In October 2004, OfficeMax sold its timberlands as part of the Sale. In exchange for the timberlands, we received credit-enhanced installment timber notes in the amount of $1,635 million which were credit enhanced with guarantees. The guarantees were issued by financial institutions and were secured by the pledge of underlying collateral notes. Subsequently, in December 2004, we executed a securitization transaction in which, through two bankruptcy remote subsidiaries, we pledged the installment notes and related guarantees and issued securitization notes in the amount of $1,470 million. Recourse on the securitization notes is limited to the pledged timber notes. The timber notes are 15-year non-amortizing. There are two notes that total $817.5 million bearing interest at 4.982% payable semiannually and another note in the amount of $817.5 million bearing interest at 5.112% payable semiannually. The securitization notes are also 15-year non-amortizing, in two equal $735 million tranches paying interest of 5.42% and 5.54% semiannually.

        As a result of these transactions, OfficeMax received $1,470 million in cash from the bankruptcy remote special-purpose entities, will receive approximately $82.5 million per year in interest income and will have interest expense of approximately $80.5 million per year for 15 years. The pledged timber notes and nonrecourse securitization notes will mature in 2020 and 2019, respectively. The securitization notes have an initial term that is approximately three months shorter than the installment notes. The company expects to refinance its ownership of the installment notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the securitization notes to the maturity of the installment notes.

        The guidance related to the accounting for the securitization is complex and open to interpretation. The entities issuing the installment notes are variable-interest entities (the "VIE's") under FIN 46R, Consolidation of Variable Interest Entities. The holder of the installment notes is considered to be the primary beneficiary, and therefore, the VIE's are consolidated with the securitization note issuers. Although we believe an argument can be made that the consolidation of the VIE's as a result of this transaction does not disqualify the securitization note issuers from being qualified special purpose entities (QSPE) as described in FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we have concluded that consolidating the VIE's does disqualify the securitization note issuers from meeting this guidance. As a result, the securitization note issuers are required to consolidate with their ultimate parent, OfficeMax.

Note Agreements

        In August 2003, we issued $50 million of 7.45% medium-term notes due in 2011. The proceeds of the notes were used for general corporate purposes. On November 5, 2004, we purchased $49.6 million of these notes pursuant to a tender offer for these securities. At December 31, 2004, $0.4 million was outstanding.

        In October 2003, we issued $300 million of 6.50% senior notes due in 2010 and $200 million of 7.00% senior notes due in 2013. Net proceeds from the senior notes were used to repay borrowings under our revolving credit agreement to provide cash for the OfficeMax, Inc. transaction and for other general corporate purposes. (See Note 4, OfficeMax, Inc., Acquisition in the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.) We paid approximately $9.1 million in fees and expenses associated with the senior notes transaction. The fees are being amortized over the terms of the senior notes. At the time of issuance, the senior note indentures contained a number of restrictive covenants. Because of the subsequent transactions described below, substantially all of the restrictive covenants have been eliminated through the execution of supplemental indentures and replaced with covenants found in the base indenture that are applicable to our medium term notes and other public debt. Those covenants include a limitation on mergers and similar transactions, a restriction on secured transactions involving Principal Properties, as defined, and a restriction on sale and leaseback transactions involving Principal Properties.

        On November 5, 2004, we repurchased approximately $286.3 million of 6.50% senior notes and received the requisite consents to adopt amendments to the indenture pursuant to a tender offer for these securities. As a result, the company and the trustee executed a Sixth Supplemental Indenture which eliminated substantially all of the restrictive covenants, certain events of default and related provisions and replaced them with the covenants from our other public debt.

        On December 23, 2004, both Moody's Investors Service, Inc. and Standard & Poor's Rating Services upgraded the credit rating on our 7.00% senior notes to investment grade. The upgrades were the result of actions the company undertook to collateralize the notes by granting the noteholders a security interest in $113 million in principal amount of General Electric Capital and Bank of America Corp. notes maturing in 2008. The notes subject to the security interest are recorded as a "Restricted Investment" on our Balance Sheet. As a result of these ratings upgrades, the senior note covenants have been replaced with the covenants found in our other public debt.

Adjustable Conversion-Rate Equity Securities (ACES)

        In December 2001, we issued 3,450,000 7.50% adjustable conversion-rate equity security units ("ACES") to the public at an aggregate offering price of $172.5 million. The units traded on the New York Stock Exchange under the ticker symbol BEP. At the time of issuance, there were two components of each unit. Investors received a preferred security issued by Boise Cascade Trust I (the Trust), a statutory business trust whose common securities were owned by the company, with a liquidation amount of $50. These preferred securities were mandatorily redeemable in December 2006. Investors also entered into a contract to purchase, for $50, common shares of the company, subject to a collar arrangement. The Trust used the proceeds from the offering to purchase debentures issued by Boise Cascade Corporation (now OfficeMax Incorporated). These debentures were 7.50% senior unsecured obligations that matured in December 2006.

        On September 16, 2004, we dissolved the Trust and distributed the debentures to the unit holders in exchange for their preferred securities. Also on that date, the remarketing of $144.5 million of these debentures was completed. In connection with the remarketing, the 7.5% interest rate on the debentures was reset to 2.75% over the average of the rates for three-month LIBOR on the third business day before the prior quarter's interest payment date. The 2.75% over LIBOR rate will decrease (or increase) by 0.25% if at any time Standard and Poor's Corporation and Moody's Investor Service, Inc., raise (or lower) their ratings of the debentures. The first interest payment on the debentures at the reset rate was made on December 16, 2004, at a rate of 4.62% per annum. On November 5, 2004, we repurchased $144.5 million of these debentures pursuant to an offer to purchase these securities. We made an open market purchase of an additional

$15.2 million of the debentures in December. As of December 31, 2004, $12.8 million of the debentures remained outstanding and are recorded in "Long-term debt, less current portion."

        On December 16, 2004, holders of our adjustable conversion-rate equity security units received 1.5689 of our common shares upon settlement of each purchase contract resulting in the issuance of a total of 5,412,705 shares. We received $50 per unit, or $172.5 million, as a result of the settlement of the purchase contracts.

        In December 2003, the FASB issued FIN 46R, Consolidation of Variable Interest Entities. FIN 46R, as revised, required us to reclassify the $172.5 million of ACES from "Minority interest" to "Debt" in our Consolidated Balance Sheets and recognize distributions on these securities as "Interest expense" rather than "Minority interest, net of income tax" in our Consolidated Statements of Income (Loss). As allowed by the FASB's FIN 46R, prior years' financial statements were reclassified. In all periods presented, there was no net effect on earnings, and the reclassification of these securities to debt did not affect our financial covenants.

Other

        During 2003, we agreed to enter into a $33.5 million sale-leaseback of equipment at our integrated wood-polymer building materials facility near Elma, Washington. The sale-leaseback has a base term of seven years and an interest rate of 4.67%, was accounted for as a financing arrangement, and is included in "Long-term debt, less current portion" in our Consolidated Balance Sheet.

        The 9.45% debentures, issued in October 1989, contain a provision under which, in the event of the occurrence of both a designated event, as defined (generally a change of control or a major distribution of assets) and a subsequent rating decline, as defined, the holders of these securities may require OfficeMax to redeem the securities.

        Changes in short-term borrowings represent net changes in notes payable. At December 31, 2004 and 2003, we had $10.3 million and $5.2 million of short-term borrowings outstanding. The minimum and maximum amounts of combined short-term borrowings outstanding were $6.2 million and $493.7 million during the year ended December 31, 2004, and were $0 and $117.4 million during the year ended December 31, 2003. The average amounts of short-term borrowings outstanding during the years ended December 31, 2004 and 2003, were $82.8 million and $32.3 million. The average interest rates for these borrowings were 2.8% for 2004 and 1.9% for 2003. The increase in the maximum and average amounts of short-term borrowings outstanding in 2004, compared with 2003, reflect the addition of two $200 million term loan facilities in September 2004 to fund incremental contributions to our pension plans and to decrease our accounts receivable financing. (See Note 16, Retirement and Benefits Plans, and Note 11, Receivables in the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.) In addition, during second quarter 2004, we added two $20 million floating rate term loans. On October 29, 2004, we repaid the two $200 million and two $20 million term loans with the proceeds from the sale.

        Previously, OfficeMax guaranteed the debt used to fund our employee stock ownership plan ("ESOP") that was part of the Savings and Supplemental Retirement Plan for our U.S. salaried employees. (See Note 16, Retirement and Benefit Plans in the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.) The debt was repaid in 2004. The debt was recorded in our 2003 Consolidated Balance Sheet, with an offset in the shareholders' equity section in "Deferred ESOP benefit." We have guaranteed tax indemnities on the ESOP debt. Although the debt was paid, under these indemnities, we would be required to pay additional amounts to the debt holders if the interest payments on the debt were determined to be taxable. Any amounts paid under this tax indemnification would be dependent upon future tax rulings and assessments by the Internal Revenue Service and are not quantifiable at this time.

Contractual Obligations

        In the table below, we set forth our enforceable and legally binding obligations as of December 31, 2004. Some of the figures we include in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the enforceable and legally binding obligations we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
	2005	2006-2007	2008-2009	Thereafter	Total
	(millions)
Debt
Long-term debt, including current portion(a)(c)	$97.7	$84.6	$93.8	$406.7	$682.8
Timber notes securitized	—	—	—	1,470.0	1,470.0
Operating leases(b)(e)	367.3	618.4	488.6	904.0	2,378.3
Purchase obligations	34.5	28.1	0.5	1.2	64.3
Other long-term liabilities reflected on our Consolidated Balance Sheet Compensation and benefits(c)(d)	46.2	45.7	42.1	469.7	603.7
Other(c)(e)	—	23.7	29.9	206.2	259.8

	$545.7	$800.5	$654.9	$3,457.8	$5,458.9

(a)
Included in long-term debt are amounts owed on our note agreements, revenue bonds and credit agreements. These borrowings are further explained in Note 14, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K. The table assumes our long-term debt is held to maturity.

(b)
We enter into operating leases in the normal course of business. We lease our retail store space as well as other property and equipment under operating leases. Some of our retail store leases require percentage rentals on sales above specified minimums and contain escalation clauses. These minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 10, Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

(c)
The current portion of these liabilities is also included.

(d)
"Compensation and benefits" includes amounts associated with our retirement and benefit plans and other compensation arrangements. For more information, see "Critical Accounting Estimates—Pensions" and see Note 16, Retirement and Benefit Plans, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

(e)
Lease obligations for facility closures are included in operating leases.

        In accordance with an amended and restated joint-venture agreement, the minority owner of our subsidiary in Mexico, OfficeMax de Mexico, can elect to put its remaining 49% interest in the subsidiary to OfficeMax if earnings targets are achieved. At December 31, 2004, OfficeMax de Mexico had met these earnings targets. These earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to put its ownership interest, the purchase price would be equal to fair value, calculated based on both the subsidiary's earnings for the last four quarters before interest, taxes and depreciation and amortization and the current market multiples of similar companies. The fair value purchase price in 2005 is estimated at $35 to $40 million. This contingent obligation is not included in the table above.

        In addition to the enforceable and legally binding obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These contracts, however, are either not enforceable or legally binding or are subject to change based on our business decisions.

Off-Balance-Sheet Activities and Guarantees

        We have sold fractional ownership interests in a defined pool of accounts receivable. We account for this sales program under FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. We have entered into this program to provide us funding at rates favorable to our other borrowing arrangements. Under this program, we sell substantially all of our domestic trade accounts receivable on a revolving basis to a fully consolidated, wholly owned subsidiary. The subsidiary in turn sells a fractional ownership interest in the receivables to affiliates of two banks. Based on the terms of the sale, we record the sales as true sales and not as loans secured by the receivables. At December 31, 2004, $120 million of sold accounts receivable were excluded from "Receivables" in our Consolidated Balance Sheet. In connection with the Sale, we stopped selling the receivables related to these businesses, reducing the receivables sold as a part of this program at the end of the year. The portion of fractional ownership interest we retain is included in "Receivables" in our Consolidated Balance Sheet. A portion of our retained interest is subordinate to the interests of the bank affiliates, providing them credit support if the receivables become uncollectible. The anticipated impact of the credit support is reflected in our allowance for uncollectible receivables. The proceeds available under this program could be reduced, based on the level of eligible receivables, restrictions on the concentrations of receivables and the historical performance of the receivables. The available proceeds may not exceed $150 million under our current agreements. Our costs under this program vary, based on changes in interest rates. They totaled $4.2 million, $3.3 million and $4.4 million in 2004, 2003 and 2002, respectively.

        The purchasers of the receivables normally commit to our securitization program in 364-day increments. In November 2004, we entered into a 60-day renewal of the arrangements, which were subsequently renewed for another 60-day period, which now expires on April 11, 2005. When the current program expires, none of the parties are obligated to renew the arrangement. Our experience over the last five years, however, has been that the parties do renew the arrangement with minimal alterations. If the program were not renewed, we would seek replacement funding from alternative funding sources. Use of those sources, however, might result in an increase in our interest expense and an increase in both liabilities and assets on our Consolidated Balance Sheet.

Guarantees

        Note 20, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees and the maximum potential undiscounted amounts of future payments we could be required to make.

Inflationary and Seasonal Influences

        We believe that neither inflation nor deflation has had a material effect on our financial condition or results of operations; however, there can be no assurance that we will not be affected by inflation or deflation in the future. The company's business is seasonal, with OfficeMax, Retail showing a more pronounced seasonal trend than OfficeMax, Contract. Sales in the second quarter and summer months are historically the slowest of the year. Sales are stronger during the first, third and fourth quarters that include the important new-year office supply restocking month of January, the back-to-school period and the holiday selling season, respectively.

Disclosures of Financial Market Risks

        Our debt is predominantly fixed-rate. At December 31, 2004, the estimated current market value of our debt, based on then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $3 million less than the amount of debt reported in the Consolidated Balance Sheet. The estimated fair values of our other financial instruments, cash and cash equivalents, receivables and short-term borrowings are the same as their carrying values. In the opinion of management, we do not have any significant concentration of credit risks. Concentration of credit risks with respect to trade receivables is limited due to the wide variety of customers and channels to and through which our products are sold, as well as their dispersion across many geographic areas.

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

Interest Rate Swaps

        On October 27, 2004, OfficeMax and its subsidiary, OfficeMax Southern Company, each entered into an interest rate swap contract with J. Aron & Company, an affiliate of Goldman, Sachs & Co. The contracts were entered to hedge the interest rate risk associated with the issuance of debt securities by special-purpose entities formed by the company. The special-purpose entities hold the $1.6 billion of 15-year timberland installment notes received in the Sale. The company issued nonrecourse debt from the special-purpose entities in order to monetize a significant portion of the value of the notes received. See the discussion of the timber notes and the monetization and securitization process under the caption "Liquidity and Capital Resources" in this Item 7.

        The OfficeMax swap was for a notional amount of $1.2 billion, and the OfficeMax Southern Company swap was for a notional amount of $232 million. We paid $19.0 million to settle the contracts on December 16, 2004, in conjunction with the issuance of the securitized timber notes. The settlement amount was determined based on the settlement-date market value of a 15-year floating-to-fixed-rate interest rate swap with a fixed-rate level of 4.97% and represented a decrease in interest rates during the period the swaps were outstanding. See the discussion of the timber notes and the monetization and securitization process under the caption "Liquidity and Capital Resources" in this Item 7.

        In April and May 2004, we entered into two interest rate swaps with notional amounts of $50 million each. These swaps converted $100 million of fixed-rate 7.50% debentures to variable-rate debt based on six-month LIBOR plus approximately 3.9% for the April swap and 3.8% for the May swap. In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converted $50 million of fixed-rate 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. In September 2004, we settled the swaps in anticipation of tendering for the underlying debt instruments. These swaps were designated as fair value hedges of a proportionate amount of the fixed-rate debentures. The swaps and debentures were marked to market, with changes in the fair value of the instruments recorded in "Income (loss)." These swaps were effective in hedging the changes in the fair value of the hedged item; accordingly, changes in the fair value of these instruments had no net effect on our reported net income (loss).

        In February 2001, we entered into two interest rate swaps with notional amounts of $50 million each, one that matured in February 2003 and one that matured in February 2004. In November 2001, we entered into an interest rate swap with a notional amount of $50 million that matured in November 2004. The swaps hedged the variable cash flow risk from the variable interest payments on $100 million of our LIBOR-based debt in 2004 and 2003. The effective interest rates on the borrowings under the LIBOR-based unsecured revolving credit agreement, including the swaps, were 3.4% at December 31, 2003. Changes in the fair value of these swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense" as interest expense was recognized on the LIBOR-based debt. Amounts reclassified in 2004, 2003 and 2002 increased interest expense $1.2 million, $3.0 million and $3.2 million, respectively. Ineffectiveness related to these hedges was not significant.

Utility Swaps

        Effective January 2004, we entered into two electricity swaps that converted 7 and 36 megawatts of usage per hour to a fixed price. Effective with the date of the Sale, these swaps were assumed by Boise Cascade, L.L.C. These swaps were designated as cash flow hedges. Accordingly, the changes in the fair value of the swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" in our Consolidated Balance Sheet. Ineffectiveness related to these swaps was not significant.

        In November 2003, we entered into a natural gas swap to hedge the variable cash flow risk on 25,000 MMBtu per day of natural gas usage to a fixed price. The swap expired in March 2004. In April 2004, we entered into a natural gas swap to hedge the variable cash flow risk on 2,520,000 MMBtu of gas allocated on a monthly basis to a fixed price. The swap expired in October 2004. The swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" in our Consolidated Balance Sheets. The swaps were effective in hedging the changes in the index price of the hedged items.

Additional Consideration Agreement

        Pursuant to an Additional Consideration Agreement between OfficeMax and Boise Cascade, L.L.C., related to the Sale, we may be required to make substantial cash payments to, or receive substantial cash payments from, Boise Cascade, L.L.C. Under the Additional Consideration Agreement, the transaction proceeds may be adjusted upward or downward based on paper prices during the six years following the closing date, subject to annual and aggregate caps. Neither party will be obligated to make a payment in excess of $45 million in any one year under the agreement. Payments are also subject to an aggregate cap of $125 million that declines to $115 million in the fifth year and $105 million in the sixth year. We calculated our projected future obligation under the Additional Consideration Agreement and accrued $42 million in "Other long-term liabilities" on our Consolidated Balance Sheet. We calculated the $42 million based on the net present value of weighted average expected payments using industry paper price projections. We recorded the accrual as an adjustment to the "Gain on sale of assets" in our Consolidated Statement of Income. In future periods, we will record the changes in the fair value in our net income (loss).

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

Financial Instruments

							December 31
							2004		2003
	2005	2006	2007	2008	2009	There- after	Total	Fair Value	Total	Fair Value
	(millions)
Debt
Short-term borrowings	$10.3	$—	$—	$—	$—	$—	$10.3	$10.3	$5.2	$5.2
Average interest rates	—	—	—	—	—	—	—	—	—	—
Long-term debt
Fixed-rate debt payments	$97.7	$55.2	$29.4	$38.8	$55.0	$406.7	$682.8	$697.7	$1,677.9	$1,722.4
Average interest rates	7.3%	7.4%	7.4%	7.2%	8.5%	6.6%	7.0%	—	7.2%	—
Variable-rate debt payments	$—	$—	$—	$—	$—	$—	$—	$—	$405.0	$405.0
Average interest rate	—	—	—	—	—	—	—	—	3.3%	—
Timber notes securitized	$—	$—	$—	$—	$—	$1,470.0	$1,470.0	$1,452.4	$—	$—
Average interest rate	—	—	—	—	—	5.5%	5.5%	5.6%	—	—
Adjustable conversion-rate equity security units	$—	$—	$—	$—	$—	$—	$—	$—	$172.5	$185.9
Average interest rate	—	—	—	—	—	—	—	—	7.5%	—
Guarantee of ESOP debt	$—	$—	$—	$—	$—	$—	$—	$—	$19.1	$19.3
Average interest rate	—	—	—	—	—	—	—	—	9.5%	—
Interest rate swaps
Notional principal amount of interest rate exchange agreements maturing
Variable to fixed	$—	$—	$—	$—	$—	$—	$—	$—	$100.0	$(1.7)
Average pay rate	—	—	—	—	—	—	—	—	4.5%	—
Average receive rate	—	—	—	—	—	—	—	—	1.2%	—
Fixed to variable	$—	$—	$—	$—	$—	$—	$—	$—	$50.0	$2.3
Average pay rate	—	—	—	—	—	—	—	—	1.3%	—
Average receive rate	—	—	—	—	—	—	—	—	4.8%	—
Energy swaps	$—	$—	$—	$—	$—	$—	$—	$—	$1.4	$1.4
Additional Consideration Agreement	$—	$9.2	$8.5	$12.4	$19.9	$4.7	$54.7	$42.0	$—	$—

Environmental

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

        In connection with the Sale, environmental liabilites that relate to the operation of the forest products assets prior to the closing of the Sale continue to be OfficeMax liabilities. We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws, or have received a claim from a private party, with respect to 15 active sites where hazardous substances or other contaminants are or may be located. All 15 active sites relate to operations either no longer owned by the company or unrelated to its ongoing operations. In most cases, we are one of many potentially responsible parties, and our alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, we have established appropriate reserves. We believe we have minimal or no responsibility with regard to several other sites. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position or results of operations.

Critical Accounting Estimates

        The Securities and Exchange Commission defines critical accounting estimates as those that are most important to the portrayal of our financial condition and results. These estimates require management's most difficult, subjective or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We reviewed the development, selection and disclosure of the following critical accounting estimates with the Audit Committee of our board of directors. Our current critical accounting estimates are as follows:

Merchandise Inventories

        Merchandise inventories are valued at weighted average cost or market. Throughout the year, we perform annual physical inventories at all of our locations. For periods subsequent to the date of each location's last physical inventory, an allowance for estimated shrinkage is provided based on various factors, including sales volume, the location's historical shrinkage results and current trends. If actual losses as a result of inventory shrinkage are different than management's estimates, adjustments to the allowance for inventory shrinkage may be required.

        We record cost markdowns for inventory not expected to be part of our ongoing merchandise offering. Management estimates the required allowance for future inventory cost markdowns based on historical information regarding product sell through and gross margin rates for similar products. If actual sell through or gross margin rates for discontinued inventory are different than management's estimates, additional inventory markdowns may be required and gross margin could be adversely impacted.

Vendor Rebates and Allowances

        We participate in various cooperative advertising and other marketing programs with our vendors. We also participate in various volume purchase rebate programs that may offer tiered rebates based on reaching defined purchase levels. For such tiered rebate programs, the company calculates estimated consideration to be received from our vendors based on expected purchases during the rebate program period. We review sales projections and related purchases on a quarterly basis and adjust the estimated consideration accordingly. Rebates and allowances received from our vendors are deferred in inventory with the cost of the associated product and are recognized as a reduction of "Materials, labor and other operating expenses" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred. The terms of the contracts covering these programs can be complex and subject to interpretation. We provide an allowance, should our interpretation of the contract terms differ from those of our vendors and our vendors seek to recover some of the consideration from us.

Management identified a material weakness related to our controls over vendor rebates and allowances. (See "Item 9A. Controls and Procedures" in this Form 10-K for additional information related to the material weakness identified by management.)

Pensions

        During the period of January 1 through October 28, 2004, some of our employees were covered by noncontributory defined benefit pension plans. Effective July 31, 2004, we spun off the portion of each plan attributable to active employees in the forest products businesses. Effective October 29, 2004, under the terms of the asset purchase agreement with affiliates of Boise Cascade, L.L.C., we transferred sponsorship of the spun-off plans to Boise Cascade, L.L.C., and only those terminated vested employees and retirees whose employment with us ended on or before July 31, 2004, and some active OfficeMax, Contract employees were covered under the plans remaining with us. The OfficeMax, Retail employees, among others, never participated in the pension plans. The salaried pension plan was closed to new entrants on November 1, 2003, and on December 31, 2003, the benefits of OfficeMax, Contract participants were frozen with one additional year of service provided to active OfficeMax, Contract employees on January 1, 2004, at a reduced 1% crediting rate. As a result of the closure, freeze and spin-off, our annual pension expense and contributions to the plans going forward will be less than the amounts included in prior periods.

        We account for pension expense in accordance with FASB Statement 87, Employer's Accounting for Pensions. This statement requires us to calculate our pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term asset return assumption. We base our discount rate assumption on the rates of return on high-quality bonds currently available and expected to be available during the period to maturity of the pension benefits. We base our long-term asset return assumption on the average rate of earnings expected on invested funds. We believe that the accounting estimate related to pensions is a critical accounting estimate because it is highly susceptible to change from period to period, based on the performance of plan assets, actuarial valuations and changes in interest rates, and the effect on our financial position and results of operations could be material.

        For the period of January 1 through October 28, 2004, our discount rate assumption was 6.25%, and our long-term asset return assumption was 8.25%. As a result of the Sale, we settled the pension assets and liabilities for employees in our forest products businesses who became employees of Boise Cascade, L.L.C. The settlement triggered a new measurement date. For the period of October 29 through December 31, 2004, our discount rate assumption was 5.75%, and our long-term asset return assumption remained at 8.25%. Using these assumptions, our 2004 pension expense was $169.7 million, including $94.9 million of curtailment expense related to the Sale, following expenses of $77.1 million and $30.4 million in 2003 and 2002. If we had used a 6.0% estimated discount rate and an 8.0% expected return on plan assets during all of 2004, our 2004 pension expense would have been $177.9 million, and net income would have decreased approximately $8.2 million. If we had used a 6.0% estimated discount rate and an 8.5% expected return on plan assets during all of 2004, our 2004 expense would have been $171.9 million, and net income would have decreased $2.2 million.

        For 2005, our discount rate assumption used in the measurement of our net periodic benefit cost is 5.6%, and our expected return on plan assets is 8.0%. Using these assumptions, we estimate that our 2005 pension expense will be approximately $21.7 million. If we were to decrease our estimated discount rate assumption used in the measurement of our net periodic benefit cost to 5.35% and our expected return on plan assets to 7.75%, our 2005 pension expense would be approximately $26.2 million. If we were to increase our discount rate assumption used in the measurement of our net periodic benefit cost to 5.85% and our expected return on plan assets to 8.25%, our 2005 pension expense would be approximately $17.2 million.

        Pension plan contributions include required minimums and, in some years, additional discretionary amounts. During 2004, we made contributions to our pension plans totaling $279.8 million, compared with $84.5 million in 2003 and $48.0 million in 2002. There are no minimum contribution requirements in 2005. However, the company may elect to make voluntary contributions.

Environmental Remediation

        We are subject to a variety of environmental and pollution control laws and regulations. We account for environmental remediation liabilities in accordance with the SOP 96-1. We record liabilities on an undiscounted basis when assessments and/or remedial efforts are probable and the cost can be reasonably estimated. We estimate our environmental liabilities based on various assumptions and judgments, as we cannot predict with certainty the total response and remedial costs, our share of total costs, the extent to which contributions will be available from other parties or the amount of time necessary to complete any remediation. In making these judgments and assumptions, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the number of uncertainties and variables associated with these assumptions and judgments and the effects of changes in governmental regulation and environmental technologies, the precision of the resulting estimates of the related liabilities is subject to uncertainty. We regularly monitor our estimated exposure to our environmental liabilities. As additional information becomes known, our estimates may change.

        Environmental liabilities that relate to the operation of the forest products assets prior to the closing of the Sale continue to be liabilities of OfficeMax, in addition to the liabilities related to the 15 active sites referenced in Note 21, Legal Proceedings and Contingencies, in Item 8. "Financial Statements and Supplementary Data" in this Form 10-K.

Goodwill Impairment

        FASB Statement 142, Goodwill and Other Intangible Assets, requires us to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. The statement requires estimates of the fair values of our reporting units. If we determine the fair values are less than the carrying amount of goodwill recorded on our Consolidated Balance Sheet, we must recognize an impairment in our financial statements. At December 31, 2004, we had $1.2 billion of goodwill recorded on our Consolidated Balance Sheet. Of the $1.2 billion, $505.9 million and $659.4 million were recorded in our OfficeMax, Contract and OfficeMax, Retail segments, respectively.

        During the first quarter of 2004, we performed our annual impairment assessment of goodwill in our OfficeMax, Contract; OfficeMax, Retail; and Boise Building Solutions segments in accordance with the provisions of Statement 142. We concluded that no impairment existed. We completed an additional assessment following the Sale in the fourth quarter, and there was no impairment. In testing for potential impairment, we measured the estimated fair value of our reporting units based upon discounted future operating cash flows using a discount rate reflecting our estimated average cost of funds. Differences in assumptions used in projecting future operating cash flows and cost of funds could have a significant impact on the determination of impairment amounts.

        In estimating future cash flows, we used our internal budgets. Our budgets were based on recent sales data for existing products, planned timing of new product launches or capital projects and customer commitments related to new and existing products. Specifically, the additional assessment completed following the Sale included assumptions about retail store openings and closures, the consolidation of our distribution networks and improvements in our supply chain.

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

Cautionary and Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate" and other similar expressions. You can find examples of these statements throughout this report, including the Summary and Outlook section. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. We have listed below inherent risks and uncertainties that could cause our actual results to differ materially from those we project. We do not assume an obligation to update any forward-looking statement.

        Intense competition in our markets could harm our ability to achieve or maintain profitability.    The office products market is highly competitive. Purchasers of office products have many options when purchasing office supplies and paper, print and document services, technology products and solutions and office furniture. We compete with worldwide contract stationers, large retail office products suppliers, direct-mail distributors, discount retailers, drugstores, supermarkets and thousands of local and regional contract stationers, many of whom have long-standing customer relationships. Increased competition in the office products industry, together with increased advertising, has heightened price awareness among end-users. Such heightened price awareness has led to margin pressure on office products. Some of our competitors are larger than we are and have greater financial and other resources available to them, and there can be no assurance that we can continue to compete successfully with them.

        Our retail business may face increased competition from well-established mass merchant retailers who have the financial and distribution abilities to compete effectively with us should they choose to (a) increase their presence in the office superstore, internet office supply or contract stationer business, or (b) substantially expand their office product offerings in their existing retail outlets. Further, various other retailers that have not historically competed with superstores, such as drugstores and grocery chains, have begun carrying at least a limited assortment of basic office supplies. Many of our competitors have increased their presence in our markets in recent years. We may also encounter significant competition in the areas of price and selection from merchants that focus heavily on Internet sales, some of whom may operate few, if any, stores and thereby limit their fixed costs. In particular, they may be formidable competitors with respect to customers who are willing to look for the absolute lowest price without regard to the other attributes of our business model, including customer service. In addition, increasing numbers of manufacturers of computer hardware, software and peripherals, including certain of our suppliers, have expanded their own direct marketing of products, particularly over the Internet. There is a possibility that any or all of these competitors could become more aggressive in the future, thereby increasing the number and breadth of our competitors, potentially having a material adverse effect on our retail business and results of our operations.

        We may be unable to open and remodel stores successfully.    Our business plans include the opening and remodeling of a significant number of retail stores, including the opening of 40 new stores in 2005. For these plans to be successful, we must identify and lease favorable store sites, develop remodeling plans, hire and train associates and adapt management and operation systems to meet the needs of these operations. These tasks are difficult to manage successfully. If we are not able to open and remodel stores as quickly as we have planned, our future financial performance could be materially and adversely affected. Further, we cannot ensure that the new or remodeled stores will achieve the same sales or profit levels that we anticipate. This is particularly true as we introduce different store formats and sizes or enter into new market areas.

        Economic conditions directly influence our operating results.    Economic conditions, both domestically and abroad, directly influence our operating results. Current economic conditions, including the level of unemployment and energy costs, may adversely affect our business and the results of operations.

        Our quarterly operating results are subject to fluctuation.    Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Factors that may contribute to these quarter-to-quarter fluctuations could include the effects of seasonality, our level of advertising and marketing, new store openings, changes in product mix and competitors' pricing. These quarterly fluctuations could have an adverse effect on both our operating results and the price of our common stock.

        Our operating results may be adversely affected if we are unable to attract and retain key personnel.    We lost members of our senior management team during the first quarter of 2005, including our former Chief Executive and Chief Financial Officers. We may not be successful in attracting and retaining highly qualified replacements. Additionally, we may not be able to continue to attract and retain other key personnel in the future. The inability to find appropriate replacements for senior management and to continue to attract and retain other key personnel could adversely affect our operating results.

        We cannot ensure that the transition of services from Boise Cascade, L.L.C. will go smoothly.    As part of the Sale, we entered into a Mutual Administrative Services Agreement under which Boise Cascade, L.L.C. provides corporate staff services to OfficeMax on an interim basis. These services include financial, legal, human resources and investor relations services. Many of the Boise Cascade, L.L.C. employees providing these services are providing the same services they provided as employees of OfficeMax. Although OfficeMax employees are now providing many of these transition services, we still need to attract appropriate replacements to complete the transfer of the transition services from Boise Cascade, L.L.C. to OfficeMax. There can be no assurance that we will be able to find appropriate replacements in a timely manner.

        We have more indebtedness than do some of our key competitors, which could adversely affect our cash flows, business and ability to fulfill our debt obligations.    Although we have repaid a significant portion of our debt with the proceeds from the Sale, we will still have more debt than will several of our key competitors. Because we have more debt, we are required to dedicate a portion of our cash flow from operations to repay debt. This reduces the funds we have available for working capital, capital expenditures, acquisitions, new stores, store remodels and other purposes. Similarly, our larger debt levels increase our vulnerability to, and limit our flexibility in planning for, adverse economic and industry conditions and create other competitive disadvantages compared with other companies with lower debt levels.

        We cannot ensure our integration efforts will be successful.    Our acquisition of OfficeMax, Inc., in December 2003, required the integration and coordination of our existing contract stationer operations with the retail operations of the acquired company. Integrating and coordinating these operations involves complex operational and personnel-related challenges. This process will continue to be time-consuming and expensive, may disrupt our day-to-day business activities and may not result in the full benefits of the synergies we expect. The difficulties, costs and delays that we could encounter include unanticipated issues in integrating information, communications and other systems; the loss of customers; unanticipated incompatibility of purchasing, logistics, marketing, paper sales and administration methods; and unanticipated costs of terminating or relocating facilities and operations. There may also be negative effects associated with employee morale and performance because of job changes and reassignments.

        We retained responsibility for certain liabilities of the paper, forest products and timberland businesses we sold.    These include liabilities related to environmental, tax, litigation and employee benefit matters. Some of these retained liabilities could turn out to be significant, which could have a material adverse effect on our results of operations. Our exposure to these liabilities could harm our ability to compete with other office products distributors, who would not typically be subject to similar liabilities.

        Our continued equity interest in Boise Cascade, L.L.C., subjects us to the risks associated with the paper and forest products industry.    When we sold our forest products businesses, we purchased a continuing equity interest in affiliates of Boise Cascade, L.L.C. In addition, we have an ongoing obligation to purchase paper from an affiliate of Boise Cascade, L.L.C. These continuing interests subject us to market risks associated with the paper and forest products industry. These industries are subject to cyclical market pressures. Historical prices for products have been volatile, and industry participants have limited influence over the timing and extent of price changes. The relationship between supply and demand in these industries significantly affects product pricing. Demand for building products is driven mainly by factors such as new construction and remodeling rates, interest rates and weather. The supply of paper and building products fluctuates based on manufacturing capacity, and excess capacity, both domestically and abroad, can result in significant variations in product prices. The level of supply and demand for forest products will affect the value of our interests in affiliates of Boise Cascade, L.L.C., and will influence the price we pay for paper. Our exposure to these risks could decrease our ability to compete effectively with our competitors, who typically are not subject to such exposures.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OfficeMax Incorporated and Subsidiaries
 Consolidated Statements of Income

	Year Ended December 31
	2004	2003	2002
	(thousands, except per-share amounts)
Sales	$13,270,196	$8,245,098	$7,412,329

Costs and expenses
Materials, labor and other operating expenses	10,361,090	6,624,575	6,001,205
Depreciation, amortization and cost of company timber harvested	354,982	307,849	306,458
Selling and distribution expenses	1,948,106	948,955	785,239
General and administrative expenses	304,658	158,786	154,284
Other (income) expense, net	(83,740)	35,786	30,842

	12,885,096	8,075,951	7,278,028

Gain on sale of forest products assets	280,558	—	—
Equity in net income (loss) of affiliates	6,311	8,822	(2,435)

Income from continuing operations	671,969	177,969	131,866

Debt retirement expense	(137,137)	—	—
Interest expense	(151,939)	(132,545)	(131,713)
Interest income	14,093	1,186	1,525
Timber notes securitization	(19,000)	—	—
Other, net	1,456	2,630	(326)

	(292,527)	(128,729)	(130,514)

Income from continuing operations before income taxes, minority interest and cumulative effect of accounting changes	379,442	49,240	1,352
Income tax (provision) benefit	(142,291)	(13,860)	18,277

Income from continuing operations before minority interest and cumulative effect of accounting changes	237,151	35,380	19,629
Minority interest, net of income tax	(3,026)	—	—

Income from continuing operations before cumulative effect of accounting changes	234,125	35,380	19,629
Discontinued operations
Operating loss	(32,095)	(29,943)	(13,566)
Write-down of assets	(67,841)	—	—
Income tax benefit	38,869	11,638	5,277

Loss from discontinued operations	(61,067)	(18,305)	(8,289)

Income before cumulative effect of accounting changes	173,058	17,075	11,340
Cumulative effect of accounting changes, net of income tax	—	(8,803)	—

Net income	173,058	8,272	11,340
Preferred dividends	(11,917)	(13,061)	(13,101)

Net income (loss) applicable to common shareholders	$161,141	$(4,789)	$(1,761)

Basic income (loss) per common share
Continuing operations	$2.55	$0.37	$0.11
Discontinued operations	(0.70)	(0.30)	(0.14)
Cumulative effect of accounting changes, net of income tax	—	(0.15)	—

Basic	$1.85	$(0.08)	$(0.03)

Diluted income (loss) per common share
Continuing operations	$2.44	$0.37	$0.11
Discontinued operations	(0.67)	(0.30)	(0.14)
Cumulative effect of accounting changes, net of income tax	—	(0.15)	—

Diluted	$1.77	$(0.08)	$(0.03)

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
 Consolidated Balance Sheets

	December 31
	2004	2003
	(thousands)
ASSETS
Current
Cash and cash equivalents	$1,242,542	$124,879
Receivables, less allowances of $7,012 and $10,865	640,381	572,229
Related party receivables	2,892	1,901
Inventories	1,138,167	1,608,324
Deferred income taxes	137,700	132,206
Assets held for sale	41,634	98,675
Other	55,446	58,611

	3,258,762	2,596,825

Property
Property and equipment
Land and land improvements	38,665	87,703
Buildings and improvements	313,384	866,798
Machinery and equipment	606,745	4,831,190

	958,794	5,785,691
Accumulated depreciation	(417,342)	(3,056,165)

	541,452	2,729,526
Timber, timberlands and timber deposits	—	330,667

	541,452	3,060,193

Goodwill	1,165,316	1,107,292
Intangible assets, net	209,958	218,196
Investments in affiliates	175,915	44,335
Timber notes receivable	1,635,000	—
Restricted investment	113,000	—
Deferred charges	73,408	89,324
Other assets	370,188	259,994

Total assets	$7,542,999	$7,376,159

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
 Consolidated Balance Sheets (continued)

	December 31
	2004	2003
	(thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Short-term borrowings	$10,309	$5,188
Current portion of long-term debt	97,738	83,016
Income taxes payable	118,077	694
Accounts payable
Trade	1,076,020	1,248,573
Related parties	42,001	5,454
Accrued liabilities
Compensation and benefits	167,415	317,554
Interest payable	18,858	34,130
Other	323,336	279,506
Liabilities related to assets held for sale	3,216	11,967

	1,856,970	1,986,082

Debt
Long-term debt, less current portion	585,082	1,999,876
Timber notes securitized	1,470,000	—
Adjustable conversion-rate equity security (ACES)	—	172,500
Guarantee of ESOP debt	—	19,087

	2,055,082	2,191,463

Other
Deferred income taxes	—	35,747
Compensation and benefits	557,488	564,331
Deferred gain on sale of assets	179,757	—
Other long-term liabilities	259,761	254,748

	997,006	854,826

Minority interest	23,463	20,154

Commitments and contingent liabilities
Shareholders' equity
Preferred stock—no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 1,376,987 and 4,117,827 shares outstanding	61,964	185,302
Deferred ESOP benefit	—	(19,087)
Common stock—$2.50 par value; 200,000,000 shares authorized; 93,575,557 and 87,137,306 shares outstanding	232,269	214,805
Additional paid-in capital	1,441,265	1,228,694
Retained earnings	1,019,679	907,738
Accumulated other comprehensive loss	(144,699)	(193,818)

Total shareholders' equity	2,610,478	2,323,634

Total liabilities and shareholders' equity	$7,542,999	$7,376,159

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
 Consolidated Statements of Cash Flows

	Year Ended December 31
	2004	2003	2002
	(thousands)
Cash provided by (used for) operations
Net income	$173,058	$8,272	$11,340
Items in net income (loss) not using (providing) cash
Equity in net (income) loss of affiliates	(6,311)	(8,822)	2,435
Depreciation, amortization and cost of company timber harvested	354,982	307,849	306,458
Deferred income tax provision (benefit)	(15,192)	(5,809)	(29,689)
Minority interest, net of income tax	3,026	—	—
Pension and other postretirement benefits expense	83,261	84,760	37,701
Write-down of assets	—	14,699	—
Discontinued operations	36,457	(11,154)	(4,762)
Sales of assets	(387,218)	—	23,646
Cumulative effect of accounting changes, net of income tax	—	8,803	—
Restructuring activities	—	(806)	(750)
Other compensation expense	23,505	6,461	—
Other	104	3,630	(1,063)
Receivables	(490,168)	(22,396)	7,224
Inventories	(39,630)	73,299	(60,791)
Accounts payable and accrued liabilities	(15,867)	(58,906)	3,079
Current and deferred income taxes	84,623	(38,261)	26,025
Pension and other postretirement benefits payments	(288,772)	(94,811)	(57,775)
Other	32,993	57,891	77,358

Cash provided by (used for) operations	(451,149)	324,699	340,436

Cash provided by (used for) investment
Expenditures for property and equipment	(290,600)	(212,833)	(181,202)
Expenditures for timber and timberlands	(7,642)	(10,256)	(18,184)
Investments in affiliates	(174,901)	127	225
Acquisition of businesses and facilities, net of cash acquired	—	(432,571)	(7,171)
Restricted investment	(113,000)	—	—
Proceeds from sale of assets	2,225,561	—	—
Discontinued operations	(9,388)	6,404	(38,378)
Other	15,078	(24,489)	(65,886)

Cash provided by (used for) investment	1,645,108	(673,618)	(310,596)

Cash provided by (used for) financing
Cash dividends paid
Common stock	(51,874)	(35,001)	(34,917)
Preferred stock	(12,211)	(13,864)	(14,548)

	(64,085)	(48,865)	(49,465)
Short-term borrowings	5,121	(22,812)	(20,700)
Timber notes securitized	1,470,000	—	—
Additions to long-term debt	246	735,712	232,181
Payments of long-term debt	(1,570,504)	(246,589)	(176,964)
Purchase of Series D preferred	(123,233)	—	—
Proceeds from exercise of stock options	37,823	8,554	—
Stock issued for adjustable conversion-rate equity security units	172,500	—	—
Other	(4,164)	(17,354)	(6,442)

Cash provided by (used for) financing	(76,296)	408,646	(21,390)

Increase in cash and cash equivalents	1,117,663	59,727	8,450
Balance at beginning of the year	124,879	65,152	56,702

Balance at end of the year	$1,242,542	$124,879	$65,152

        See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
 Consolidated Statements of Shareholders' Equity

		For the Years Ended December 31, 2002, 2003 and 2004
Common Shares Outstanding		Total Share- holders' Equity	Preferred Stock	Deferred ESOP Benefit	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
		(thousands, except share amounts)

58,061,762	Balance at December 31, 2001	$1,578,353	$201,626	$(80,889)	$145,154	$466,952	$985,311	$(139,801)

	Comprehensive loss
	Net income	11,340	—	—	—	—	11,340	—
	Other comprehensive income (loss), net of tax
	Cumulative foreign currency translation adjustment	12,829	—	—	—	—	—	12,829
	Cash flow hedges	861	—	—	—	—	—	861
	Minimum pension liability adjustment	(187,995)	—	—	—	—	—	(187,995)

	Other comprehensive loss	(174,305)	—	—	—	—	—	(174,305)

	Comprehensive loss	$(162,965)

	Cash dividends declared
	Common stock	(34,952)	—	—	—	—	(34,952)	—
	Preferred Stock	(14,548)	—	—	—	—	(14,548)	—
218,462	Stock options exercised	6,494	—	—	546	5,948	—	—
(1,148)	Treasury stock cancellations	(9,033)	(8,998)	—	(3)	(9)	(23)	—
4,643	Other	36,182	—	29,441	12	1,642	5,087	—

58,283,719	Balance at December 31, 2002	$1,399,531	$192,628	$(51,448)	$145,709	$474,533	$952,215	$(314,106)

	Comprehensive income
	Net income	8,272	—	—	—	—	8,272	—
	Other comprehensive income, net of tax
	Cumulative foreign currency translation adjustment	65,472	—	—	—	—	—	65,472
	Cash flow hedges	1,887	—	—	—	—	—	1,887
	Minimum pension liability adjustment	52,929	—	—	—	—	—	52,929

	Other comprehensive income	120,288	—	—	—	—	—	120,288

	Comprehensive income	$128,560

	Cash dividends declared
	Common stock	(39,445)	—	—	—	—	(39,445)	—
	Preferred stock	(13,864)	—	—	—	—	(13,864)	—
27,316,955	Stock issued for acquisition	808,172	—	—	68,292	739,880	—	—
1,215,118	Restricted stock	6,461	—	—	—	6,461	—	—
713	Restricted stock vested	—	—	—	2	(2)	—	—
319,139	Stock options exercised	8,554	—	—	798	7,756	—	—
(2,006)	Treasury stock cancellations	(7,378)	(7,326)	—	(5)	(16)	(31)	—
3,668	Other	33,043	—	32,361	9	82	591	—

87,137,306	Balance at December 31, 2003	$2,323,634	$185,302	$(19,087)	$214,805	$1,228,694	$907,738	$(193,818)

	Comprehensive income
	Net income	173,058	—	—	—	—	173,058	—
	Other comprehensive income, net of tax
	Cumulative foreign currency translation adjustment	29,933	—	—	—	—	—	29,933
	Cash flow hedges	159	—	—	—	—	—	159
	Minimum pension liability adjustment	19,027	—	—	—	—	—	19,027

	Other comprehensive income	49,119	—	—	—	—	—	49,119

	Comprehensive income	$222,177

	Cash dividends declared
	Common stock	(52,284)	—	—	—	—	(52,284)	—
	Preferred stock	(12,211)	—	—	—	—	(12,211)	—
5,412,705	Conversion of ACES to common stock	172,500	—	—	13,532	158,968	—	—
(547,275)	Restricted stock	19,579	—	—	—	19,579	—	—
365,787	Restricted stock vested	—	—	—	915	(915)	—	—
1,202,308	Stock options exercised	37,823	—	—	3,006	34,817	—	—
(3,129)	Treasury stock cancellations	(123,437)	(123,338)	—	(8)	(91)	—	—
7,855	Other	22,697	—	19,087	19	213	3,378	—

93,575,557	Balance at December 31, 2004	$2,610,478	$61,964	$—	$232,269	$1,441,265	$1,019,679	$(144,699)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Nature of Operations

        On October 29, 2004, we sold our paper, forest products and timberland assets for approximately $3.7 billion to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC (the "Sale"). The Sale did not include our facility near Elma, Washington. (See Note 3, Discontinued Operations, of the Notes to the Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information on the Elma facility.) With the Sale, we completed the company's transition, begun in the mid-1990s, from a predominantly manufacturing-based company to an independent office products distribution company. In connection with the Sale, Boise Cascade Corporation changed its company name to OfficeMax Incorporated ("OfficeMax" or "we"). We trade on the New York Stock Exchange under the ticker symbol OMX, and our corporate headquarters is in Itasca, Illinois. The OfficeMax website address is www.officemax.com. OfficeMax is a leader in both business-to-business and retail office products distribution. We provide office supplies and paper, print and document services, technology products and solutions and furniture to large, medium and small businesses and consumers. OfficeMax customers are serviced by approximately 41,000 associates through direct sales, catalogs, the Internet and approximately 935 superstores.

        In connection with the name change, we changed the names of our office products segments to OfficeMax, Contract and OfficeMax, Retail. The Boise Cascade Corporation and Boise Office Solutions names were used in documents furnished to or filed with the Securities and Exchange Commission before November 1, 2004. References made to the OfficeMax, Inc., Acquisition and OfficeMax, Inc. Integration in this Form 10-K refer to Boise Cascade Corporation's acquisition of OfficeMax, Inc., in December 2003 and the related integration activities. The financial data included in this report include the results of the paper, forest products and timberland assets through October 28, 2004. On October 29, 2004, we invested $175 million in the equity units of affiliates of Boise Cascade, L.L.C. This investment represents continuing involvement as defined in Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, we do not show the historical results of the paper, forest products and timberland assets as discontinued operations.

        We report our business results using five reportable segments: OfficeMax, Contract; OfficeMax, Retail; Boise Building Solutions; Boise Paper Solutions; and Corporate and Other. OfficeMax, Contract markets and sells office supplies and paper, technology products and office furniture through field salespeople, outbound telesales, catalogs, the Internet and stores. OfficeMax, Retail markets and sells office supplies and paper, print and document services, technology products and office furniture through office supply superstores. Boise Building Solutions manufactured, marketed and distributed various products that are used for construction, while Boise Paper Solutions manufactured, marketed and distributed uncoated free sheet papers, containerboard, corrugated containers, newsprint and market pulp. Corporate and Other includes support staff services and related assets and liabilities.

Consolidation and Use of Estimates

        The consolidated financial statements include the accounts of the company and all subsidiaries after elimination of intercompany balances and transactions. The results of our sold paper, forest products and timberland operations before October 29, 2004, are included in our consolidated financial statements. All of our segments except OfficeMax, Retail had a December 31 year-end. Our OfficeMax, Retail segment maintained a fiscal year that ended on the last Saturday in December, which in 2004 was December 25. Effective March 11, 2005, we amended our bylaws to make the fiscal year-end for OfficeMax Incorporated the last Saturday of December. Our international businesses will maintain the December 31 year-end. We will consolidate the calendar year-end results of our international businesses in OfficeMax Incorporated's fiscal-year results. Due to statutory requirements, the retail segment's majority-owned subsidiary in Mexico maintains a calendar year-end. The subsidiary is consolidated in our results of operations one month in arrears.

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure about contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may vary from those estimates.

Foreign Currency Translation

        Local currencies are considered the functional currencies for most of our operations outside the United States. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated into U.S. dollars at average monthly exchange rates prevailing during the year. Resulting translation adjustments are included in "Accumulated other comprehensive loss." Foreign exchange gains and losses reported in the Consolidated Statements of Income (Loss) arose primarily from transaction adjustments where the U.S. dollar is the functional currency.

Revenue Recognition

        We recognize revenue when the following criteria are met: persuasive evidence of an agreement exists, delivery has occurred or services have been rendered, our price to the buyer is fixed and determinable and collectibility is reasonably assured. Generally, we recognize revenue upon delivery to a customer or third-party delivery service for the OfficeMax, Contract segment and at the point of sale for the OfficeMax, Retail segment, less an appropriate provision for returns and net of coupons, rebates and other sales incentives. Revenue from sales transactions in which the company effectively acts as an agent or broker is reported on a net or commission basis. Revenue from the sale of extended warranty contracts is reported on a net or commission basis, except in a limited number of states where state law specifies the company as the legal obligor. In such states, the revenue from the sale of extended warranty contracts is recognized ratably over the contract period. The performance obligations and risk of loss associated with extended warranty contracts sold by the company are assumed by a third party. Fees for shipping and handling charged to customers in sale transactions are included in "Sales." Costs related to shipping and handling are included in "Materials, labor and other operating expenses."

Cash Equivalents

        Cash equivalents consist of short-term investments that have a maturity of three months or less at the date of purchase. Cash equivalents totaled $1.2 billion and $6.7 million at December 31, 2004 and 2003, respectively.

Vendor Rebates and Allowances

        We participate in various cooperative advertising programs and other marketing programs with our vendors. We also participate in various volume purchase rebate programs that may offer tiered rebates based on reaching defined purchase levels. For such tiered rebate programs, the company calculates estimated consideration to be received from our vendors based on expected purchases during the rebate program period. We review sales projections and related purchases on a quarterly basis and adjust the estimated consideration accordingly.

        Effective January 1, 2003, we adopted the guidelines issued by the Financial Accounting Standards Board's (the "FASB") Emerging Issues Task Force (the "EITF") Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor." Rebates and allowances received from our vendors are deferred in inventory with the cost of the associated product and are recognized as a reduction of "Materials, labor and other operating expenses" when the product is sold, unless the rebates and allowances are linked to a specific incremental cost to sell a vendor's product. Amounts received from vendors that are linked to specific selling and distribution expenses are recognized as a reduction of "Selling and distribution expenses" in the period the expense is incurred. See Note 8, Accounting Changes, for information related to the 2003 accounting change for vendor allowances.

Inventory Valuation

        At December 31, 2004, our inventories consisted of office products merchandise inventories valued at the lower of weighted average method cost or market. At December 31, 2003, inventories for our sold paper, forest products and timberland assets were included in inventories based on the last-in, first-out (LIFO) method of inventory valuation for raw materials and finished goods inventories at most of our domestic building materials and paper manufacturing facilities. Approximately 14% of our inventories were accounted for under this method at December 31, 2003. For all other inventories, cost was based on the average or first-in, first-out (FIFO) valuation method. Manufactured inventories included costs for materials, labor and factory overhead.

        Inventories include the following:

	December 31
	2004	2003
	(thousands)

Merchandise inventories	$1,138,167	$1,246,058
Finished goods and work in process	—	210,923
Logs	—	51,572
Other raw materials and supplies	—	143,936
LIFO reserve	—	(44,165)

	$1,138,167	$1,608,324

Property and Equipment

        Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the net amount of interest cost associated with significant capital additions. Capitalized interest was insignificant in all periods presented. Gains and losses from sales and retirements are included in income (loss) as they occur. Our sold paper and forest products operations determined depreciation by the straight-line method or a units-of-production method that approximated straight-line over three to five years. We calculate depreciation using the straight-line method over the estimated useful lives of the assets or the terms of the respective leases.

        The estimated useful lives of depreciable assets are generally as follows: building and improvements, 5 to 40 years; furniture and equipment, 1.5 to 5 years; and machinery, equipment and delivery trucks, 5 to 10 years. Leasehold improvements are amortized over the lesser of the term of the lease, including any option periods we are reasonably assured of exercising, or 5 to 15 years.

Timber and Timberlands

        Our timberland assets were included in the Sale. Timber and timberlands assets included in our December 31, 2003 Consolidated Balance Sheet are stated at cost, less the accumulated cost of timber previously harvested.

Facility Closure Reserves

        We review our real estate portfolio to identify underperforming facilities and close those facilities that are no longer strategically or economically viable. We account for facility closure costs in accordance with Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities." In accordance with Statement 146, we accrue a liability for the cost associated with an exit or disposal activity at its fair value in the period in which the liability is incurred, except for liabilities for one-time termination benefits that are incurred over time. We record a liability for the discounted value of lease termination costs on the date we terminate the lease; if we do not terminate the lease, but cease using the property, we record the discounted liability on the date we cease using the property. The liability is recorded net of the amount for which the property either is or could be subleased. Accretion expense is recognized over the life of the payments. (See Note 5, OfficeMax, Inc., Integration.)

        Closures of facilities acquired in the OfficeMax, Inc. acquisition were accounted for in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection With a Purchase Business Combination." These charges were accounted for as exit activities in connection with the acquisition, and we did not recognize a charge to income in our Consolidated Statement of Income. (See Note 5, OfficeMax, Inc., Integration.)

Long-Lived Asset Impairment

        We account for the impairment of long-lived assets in all of our segments in accordance with Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." An impairment of a long-lived asset exists when the carrying value of an asset exceeds its fair value and when the carrying value is not recoverable through future operations. We review the carrying value of long-lived assets for impairment when events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. In December 2004, we recorded a $67.8 million pretax charge for the write-down of impaired assets at our facility near Elma, Washington, that manufactures integrated wood-polymer building materials. (See Note 3, Discontinued Operations.) In December 2003, we recorded a $14.7 million pretax charge for the write-down of impaired assets at our plywood and lumber operations in Yakima, Washington. (See Note 7, Other Income (Expense), Net.)

Goodwill and Intangible Assets

        We account for goodwill and other intangible assets in accordance with Statement 142, "Goodwill and Other Intangible Assets." Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. We assess goodwill and intangible assets with indefinite lives for impairment at least annually using a fair-value-based approach. We completed our annual assessment in accordance with the provisions of the standard in first quarter 2004 and 2003, and there was no impairment. We completed an additional assessment following the Sale in the fourth quarter, and there was no impairment.

        Intangible assets represent the values assigned to trade names, customer lists and relationships, noncompete agreements and exclusive distribution rights of businesses acquired. The trade name assets have an indefinite life and are not amortized. All other intangible assets are amortized on a straight-line basis over their expected useful lives, which range from three to 20 years. (See Note 13, Goodwill and Intangible Assets.)

Investments in Affiliates

        We use the equity method to account for investments that we do not control but in which we have significant influence and the cost method to account for investments with less than 20% ownership and no significant influence. We periodically review the recoverability of investments in affiliates. The measurement of possible impairment is based on the estimated fair value of our investment. (See Note 12, Investments in Affiliates.)

Deferred Software Costs

        We defer internal-use software costs that benefit future years. These costs are amortized on the straight-line method over the expected life of the software, typically three to five years. "Deferred charges" in the Consolidated Balance Sheets includes deferred software costs of $57.3 million and $69.1 million at December 31, 2004 and 2003. Amortization of deferred software costs totaled $25.2 million, $22.7 million and $21.4 million in 2004, 2003 and 2002.

Environmental Issues

        Effective January 1, 2003, we adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," which affected the way we account for landfill closure costs for the sold paper, forest products and timberland assets. This statement required us to record an asset and a liability (discounted) for estimated closure and closed-site monitoring costs and to depreciate the asset over the landfill's expected useful life. Previously, we accrued for the closure costs over the life of the landfill and expensed monitoring costs as incurred. We recorded liabilities when assessments and/or remedial efforts were probable and the cost could be reasonably estimated. These liabilities were based on the best estimate of current costs and are updated periodically to reflect current technology, laws and regulations, inflation and other economic factors. At December 31, 2004, because of the Sale the only liability for asset retirement obligations recorded on our balance sheet was $0.3 million related to assets held for sale. See Note 8, Accounting Changes, for the impact of adopting SFAS No. 143 on our Consolidated Statement of Income in 2003.

        In connection with the Sale, environmental liabilities that relate to the operation of the forest products assets prior to the closing of the Sale continue to be OfficeMax liabilities, in addition to the liabilities associated with the 15 sites referenced in Note 21, Legal Proceedings and Contingencies.

Stock-Based Compensation

        In 2003, we adopted the fair-value-based method of accounting for stock-based employee compensation under the provisions of Statement 123, "Accounting for Stock-Based Compensation" and Statement 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." We used the prospective method of transition for all employee awards granted on or after January 1, 2003. Awards under our plans vest over periods up to three years. Therefore, the cost related to stock-based employee compensation included in the determination of net income in 2003 is less than that which would have been recognized if the fair-value-based method had been applied to all awards since the original effective date of Statement 123, "Accounting for Stock-Based Compensation." During 2004 and 2003, in our Consolidated Statements of Income, we recognized $25.7 million and $6.9 million of pretax compensation expense, of which $25.1 million and $6.5 million related to restricted stock. For more information, see Note 8, Accounting Changes.

        Prior to 2003, we accounted for our stock-based employee compensation plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. See Note 17, Shareholders' Equity, for a discussion of our plans. Under Opinion No. 25, we recognized compensation expense based on the difference, if any, between the market value of the stock and the exercise price at the measurement date. The measurement date is the date at which both the number of shares/options and the exercise price for each share/option are known. Under Opinion No. 25, we recognized $0.3 million of pretax compensation expense in 2002 in our Consolidated Statements of Income.

        The following table illustrates the effect on net income (loss) and net income (loss) per share if we had applied the fair-value-based method to all outstanding and unvested awards in each period.

	Year Ended December 31
	2004	2003	2002
	(thousands, except per-share amounts)
Reported net income (loss)	$173,058	$8,272	$11,340
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	15,703	4,234	158
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(15,703)	(9,280)	(10,698)

Pro forma net income (loss)	173,058	3,226	800
Preferred dividends	(11,917)	(13,061)	(13,101)

Pro forma net income (loss) applicable to common shareholders	$161,141	$(9,835)	$(12,301)

Basic and diluted loss per share
Basic
As reported	$1.85	$(0.08)	$(0.03)
Pro forma	1.85	(0.16)	(0.21)
Diluted
As reported	$1.77	$(0.08)	$(0.03)
Pro forma	1.77	(0.16)	(0.21)

        To calculate stock-based employee compensation expense for stock options under Statement 123, we estimated the fair value of each option grant on the date of grant, using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002: risk-free interest rates of 3.6% in 2004 and 4.0% in 2003 and 2002, expected dividends of 60 cents per share for each year, expected lives of 4.3 years and expected stock price volatility of 40% in all periods.

        We calculate compensation expense for restricted stock awards based on the fair value of our stock on the date of grant. We recognize the expense over the vesting period. (See Note 17, Shareholders' Equity.)

Research and Development Costs

        We expense research and development costs as incurred. During 2004, research and development expenses were $2.4 million, compared with $3.0 million in 2003 and $3.1 million in 2002. Research and development costs during these years were incurred primarily in our Boise Building Solutions and Boise Paper Solutions segments.

Advertising and Catalog Costs

        Advertising costs are either expensed the first time the advertising takes place or, in the case of direct-response advertising, capitalized and charged to expense in the periods in which the related sales occur. Advertising expense was $344.1 million in 2004, $113.6 million in 2003 and $41.3 million in 2002, and is recorded in "Selling and distribution expenses." Capitalized catalog costs, which are included in "Other current assets," totaled $11.7 million at December 31, 2004, and $16.3 million at December 31, 2003.

Pre-Opening Expenses

        We incur pre-opening expenses prior to opening a store. These pre-opening expenses consist primarily of rent from the date of possession, store payroll, supplies and grand opening advertising and are expensed as incurred. In 2004, we recognized $1.5 million of pre-opening expenses recorded in "Selling and distribution expenses" in our Consolidated Statement of Income. We did not incur any material pre-opening expenses in 2003 and 2002.

Recently Issued or Newly Adopted Accounting Standards

        In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment." This statement requires the use of the fair-value method to recognize in the income statement the fair value on the grant date of stock options and other equity-based compensation issued to employees, and it eliminates an entity's ability to account for share-based compensation transactions using the intrinsic-value method of accounting prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees," which was permitted under Statement No. 123, as originally issued. This statement becomes effective for us beginning the third quarter of 2005. Since January 1, 2003, we have used the fair-value method of accounting for stock options and other equity-based compensation issued to employees.

        In December 2003, the FASB issued a revised Statement 132, "Employers' Disclosures About Pensions and Other Postretirement Benefits." This statement revised companies' disclosures about pension plans and other postretirement benefit plans. It requires additional disclosures about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. It does not change the measurement or recognition of our plans. We adopted this statement in December 2003, and it had no impact on our financial position or results of operations.

        In November 2003, the Emerging Issues Task Force (the "EITF") reached a consensus on EITF Issue No. 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers." The consensus required that consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor's sales incentives offered directly to consumers be recorded as revenue, rather than as a reduction of cost of goods sold. We adopted EITF Issue No. 03-10 on January 1, 2004, and it did not have a material impact on our financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." In December 2003, the FASB issued a revised version of this interpretation, FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, and interpretation of ARB 51," to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. Interpretation No. 46, as revised, required us to reclassify $172.5 million of "Adjustable conversion-rate equity securities" from "Minority interest" to "Debt" in our Consolidated Balance Sheets and to recognize distributions on these securities as "Interest expense" rather than "Minority interest, net of income tax" in our Consolidated Statements of Income (Loss). As allowed by the revised FASB

Interpretation No. 46, prior years' financial statements were reclassified. In all periods presented, there was no net effect on earnings, and the reclassification of these securities to debt did not affect our financial covenants.

        In October 2004, OfficeMax sold its timberlands as part of the Sale. In exchange for the timberlands, we received credit-enhanced installment timber notes in the amount of $1,635 million which were credit enhanced with guarantees. The guarantees were issued by financial institutions and were secured by the pledge of underlying collateral notes. Subsequently, in December 2004, we executed a securitization transaction in which, through two bankruptcy remote subsidiaries, we pledged the installment notes and related guarantees and issued securitization notes in the amount of $1,470 million. Recourse on the securitization notes is limited to the pledged timber notes. The timber notes are 15-year non-amortizing.

        The guidance related to the accounting for the securitization is complex and open to interpretation. The entities issuing the installment notes are variable-interest entities (the "VIE's") under FIN 46R, Consolidation of Variable Interest Entities. The holder of the installment notes is considered to be the primary beneficiary, and therefore, the VIE's are consolidated with the securitization note issuers. Although we believe an argument can be made that the consolidation of the VIE's as a result of this transaction does not disqualify the securitization note issuers from being a qualified special purpose entity ("QSPE") as described in FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we have concluded that consolidating the VIE's does disqualify the securitization note issuers from meeting this guidance. As a result, the securitization note issuers are required to consolidate with their ultimate parent, OfficeMax.

        See Note 8, Accounting Changes, for a discussion of Statement No. 143, "Accounting for Asset Retirement Obligations;" Statement No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" and EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor," and their effect on our consolidated financial statements.

Reclassifications

        Certain amounts in prior years' financial statements have been reclassified to conform with the current year's presentation. These reclassifications did not affect net income (loss).

2.    Sale of Paper, Forest Products and Timberland Assets

        On October 29, 2004, we completed the Sale. The Sale did not include our facility near Elma, Washington. (See Note 3, Discontinued Operations.) The Sale completes the company's transition, begun in the mid-1990s, from a predominantly manufacturing-based company to an independent office products distribution company. Some assets of the segments whose assets we sold, such as a wood-polymer building materials facility located near Elma, Washington that is in a start-up phase, and company-owned life insurance, are being retained by OfficeMax, as are some liabilities of the segments whose assets we sold, such as liabilities associated with retiree pension and benefits, litigation, environmental remediation at selected sites and facilities previously closed. The assets that we sold were included in our Boise Building Solutions and Boise Paper Solutions segments.

        In connection with the Sale, we recorded a $280.6 million gain in our Corporate and Other segment in our Consolidated Statement of Income. On October 29, 2004, we invested $175 million in securities of affiliates of Boise Cascade, L.L.C. This investment represents continuing involvement as defined in FASB Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Accordingly, we do not show the historical results of the sold paper, forest products and timberland assets as discontinued operations. An additional $180 million of gain realized from the Sale was deferred as a result of our continuing involvement with Boise Cascade, L.L.C. We will realize this gain as we reduce our investment in affiliates of Boise Cascade, L.L.C. We realized note and cash proceeds of approximately $3.5 billion from the Sale, after allowing for the $175 million reinvestment in affiliates of Boise Cascade, L.L.C and transaction related expenses.

        The consideration for the timberlands portion of the Sale included $1.6 billion of timber installment notes. We monetized the timber installment notes in December for proceeds of $1.5 billion. We realized net cash proceeds from the Sale of $3.3 billion after allowing for the $175 million reinvestment, transaction-related expenses and the monetization of the timber installment notes. (See Note 14. Debt for a discussion of the timber notes and the monetization and securitization process.)

        Through debt repurchases and retirements, we reduced our short-term and long-term debt to $693.1 million at December 31, 2004, excluding the $1.5 billion of timber notes securitized. (See Note 14. Debt for a discussion of the timber notes and the monetization and securitization process.) During fourth quarter 2004, we reduced our debt by $1.8 billion and expensed $137.1 million of costs related to the early retirement of debt, and made a $45.8 million contribution to the pension plans relative to active employees who became employees of Boise Cascade, L.L.C. (See Note 14, Debt, and Note 16, Retirement and Benefit Plans.)

        On December 16, 2004, holders of our adjustable conversion-rate equity security units received 1.5689 of our common shares upon settlement of each purchase contract resulting in issuance of a total of 5,412,705 shares.

        During 2004 we also announced plans to ultimately return between $800 million and $1 billion of the Sale proceeds to shareholders via common or preferred stock buybacks, cash dividends, or a combination of these alternatives. As part of this return of cash to equity holders, we redeemed $110 million of our Series D preferred stock on November 1, 2004, and paid related accrued dividends of $3 million.

3.    Discontinued Operations

        In December 2004, our board of directors authorized management to pursue the divestiture of our facility near Elma, Washington that manufactures integrated wood-polymer building materials. The board of directors and management concluded that the facility no longer fits with the company's strategic direction. We recorded the facility's assets as held for sale on our Balance Sheets and the results of its operations as discontinued operations in our Statements of Income (Loss). We tested the recoverability of the long-lived assets in accordance with Statement 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and recorded a $67.8 million pretax charge for the write-down of impaired assets. We also recorded $26.4 million of tax benefits associated with the write-down. The write-down resulted from our review of estimated discounted future cash flows.

        The assets and liabilities of the integrated wood-polymer building materials facility near Elma, Washington, are presented in the Balance Sheets as "Assets held for sale" and "Liabilities related to assets held for sale." The carrying amounts of the major classes of these assets and liabilities at December 31 were as follows:

	December 31
	2004	2003
	(thousands)
Assets
Receivables, net	$117	$89
Inventories	2,438	1,487
Deferred income taxes	17,533	29
Property and equipment, net	21,544	95,533
Other	2	1,537

Assets held for sale	$41,634	$98,675

Liabilities
Accounts payable	$415	$1,276
Accrued liabilities	57	1,520
Deferred income taxes	—	7,564
Other	2,744	1,607

Liabilities related to assets held for sale	$3,216	$11,967

4.    OfficeMax, Inc., Acquisition

        In connection with the sale of the paper, forest products and timberland assets, Boise Cascade Corporation changed its company name to OfficeMax Incorporated ("OfficeMax" or "we"). References to the OfficeMax, Inc., Acquisition and OfficeMax, Inc., Integration refer to Boise Cascade Corporation's acquisition of OfficeMax, Inc., and the related integration activities.

        On December 9, 2003, we completed our acquisition of OfficeMax, Inc., by acquiring 100% of its voting securities. The results of OfficeMax, Inc. operations after December 9, 2003, are included in our consolidated financial statements.

        The aggregate consideration paid for the acquisition was as follows:

(thousands)
Fair value of common stock issued	$808,172
Cash consideration for OfficeMax, Inc., common shares exchanged	486,738
Transaction costs	20,000

1,314,910
Debt assumed	81,627

$1,396,537

        We paid OfficeMax, Inc., shareholders $1.3 billion for the acquisition, paying 60% of the purchase price in OfficeMax common stock (at the time, Boise Cascade Corporation common stock) and 40% in cash. OfficeMax, Inc. shareholders had the opportunity to elect to receive cash or stock for their OfficeMax, Inc. shares. Each shareholder's election was subject to proration, depending on the elections of all OfficeMax, Inc. shareholders. As a result of this proration, OfficeMax, Inc. shareholders electing stock received approximately 0.230419 share of stock and $3.1746 in cash for each of their OfficeMax, Inc. shares. Fractional shares were paid in cash. OfficeMax, Inc. shareholders electing cash or who had no consideration preference, as well as those shareholders who made no effective election, received $9.333 in cash for each of their OfficeMax, Inc. shares. After the proration, the $1.3 billion paid to OfficeMax, Inc. shareholders consisted of $486.7 million in cash and the issuance of 27.3 million shares valued at $808.2 million. The value of the common shares issued was determined based on the average market price of our common shares over a ten-day trading period before the acquisition closed on December 9, 2003.

        Throughout 2004, we recorded $57.5 million, net of a tax benefit of $39.8 million, of purchase price adjustments, primarily relating to the consolidation of our distribution center network and our customer service centers, retail store closures and adjustments to our initial estimates of the fair value of assets acquired and liabilities assumed. The following table summarizes the fair values of the assets acquired and liabilities assumed on December 9, 2003, based on our final purchase price allocations.

December 9, 2003
(thousands)
Current assets	$1,300,543
Property and equipment	315,166
Goodwill	732,667
Intangible assets	187,600
Other assets	158,469

Assets acquired	2,694,445

Current liabilities	1,083,796
Long-term debt	81,627
Other liabilities	214,112

Liabilities assumed	1,379,535

Net assets acquired	$1,314,910

        The excess of the purchase price over the fair values of assets acquired and liabilities assumed was allocated to goodwill. Goodwill of $659.4 million was recorded in our OfficeMax, Retail segment, and $73.3 million was recorded in our OfficeMax, Contract segment. Of the $732.7 million recorded in goodwill, $132.0 million is expected to be deductible as operating expenses for tax purposes.

        The amount allocated to intangible assets was attributed to the following categories:

(thousands)
Trade names	$173,100
Noncompete agreements	12,300
Customer lists and relationships	2,200

$187,600

        The trade name assets represent the fair value of all trade names purchased in the OfficeMax, Inc. acquisition. This asset has an indefinite life and is not amortized. All other intangible assets are amortized on a straight-line basis over their expected useful lives. Noncompete agreements are amortized over four to five years, and customer lists and relationships are amortized over three to five years. In addition to the above intangible assets, we also calculated the fair value of operating leases.

        A portion of the acquired lease portfolio represented favorable operating leases, compared with current market conditions, and a portion represented unfavorable operating leases, compared with current market conditions. The favorable leases totaled $98.6 million and, after considering renewal periods, have an estimated weighted average life of 23 years. The unfavorable leases totaled $113.1 million and have an estimated weighted average life of nine years. The net favorable and unfavorable leases are recorded in "Other long-term liabilities." Both the favorable and unfavorable leases are amortized on the straight-line basis over their respective weighted average lives and are included in rent expense.

Pro Forma Financial Information

        The following table summarizes unaudited pro forma financial information assuming we had acquired OfficeMax, Inc., on January 1, 2003. OfficeMax, Inc.'s fiscal year ended on the Saturday prior to the last Wednesday in January. The unaudited pro forma financial information uses OfficeMax, Inc., data for the months corresponding to our December 31 year-end. This unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the dates presented and should not be taken as representative of our future consolidated results of operations or financial position. This pro forma information does not include all costs related to the integration. In 2004 these integration costs either increased the amount of goodwill recorded or decreased net income, depending on the nature of the costs. We are realizing operating synergies. Synergies come from offering more products and services across more customer segments, purchasing leverage from increased scale and reduced costs in logistics, marketing and administration. The pro forma information does not reflect these expenses and synergies.

Year Ended December 31, 2003
(thousands except per-share amounts)
Sales	$12,864,790

Net income (loss) before cumulative effect of accounting changes	$2,327
Cumulative effect of accounting changes, net of income tax	(8,803)

Net loss	$(6,476)

Net loss per common share
Basic and diluted before cumulative effect of accounting changes	$(0.13)
Cumulative effect of accounting changes, net of income tax	(0.10)

Basic and diluted	$(0.23)

5.    OfficeMax, Inc., Integration

Integration Charges

        Increased scale as a result of the OfficeMax, Inc., acquisition has allowed us to evaluate the combined office products business to determine what opportunities for consolidating operations may be appropriate. Closures and consolidation of acquired facilities identified in the integration planning process are accounted for as exit activities in connection with the acquisition and charged to goodwill. Charges for all other closures and consolidations have been recognized in our Consolidated Statements of Income and totaled approximately $29.7 million during the year ended December 31, 2004. These costs occurred primarily in the OfficeMax, Contract segment, as we consolidated distribution centers, customer service centers and administrative staff. For the year ended December 31, 2004, approximately $10.2 million of the costs are included in "Other (income) expense, net," and $19.5 million are included in "Selling and distribution expenses." Integration costs are as follows:

Year Ended December 31, 2004
(thousands)
Severance	$7,540
Lease termination costs	1,042
Vendor transition costs	4,220
Professional fees	5,404
Payroll, benefits and travel	4,585
Write-down of long-lived assets	1,582
Other integration costs	5,372

$29,745

Facility Closure Reserves

        During the year ended December 31, 2004, we closed 9 U.S. distribution centers, 2 customer service centers and 2 retail stores (in addition to the 45 retail stores discussed below), eliminating approximately 550 employee positions. We expect to reduce the total number of continental U.S. distribution centers from 55 at December 31, 2003, to 29 to 32 by the end of 2006. During 2004, we identified an additional 11 stores that were no longer strategically or economically viable. These stores are scheduled to close by the end of 2005. At December 31, 2004, we had accrued for approximately $25.3 million of costs associated with these closures in our Consolidated Balance Sheet.

        Prior to our acquisition, OfficeMax, Inc. had identified and closed underperforming facilities. As part of our purchase price allocation, at December 31, 2003, we had $58.7 million of reserves recorded for the estimated fair value of future liabilities associated with these closures. These reserves related primarily to future lease termination costs, net of estimated sublease income. Most of the expenditures for these facilities will be made over the remaining lives of the operating leases, which range from three to 16 years. At December 31, 2004, the remaining reserve in our Consolidated Balance Sheet was $52.8 million.

        In addition to these store closures, at December 31, 2003, we identified 45 OfficeMax, Retail facilities that were no longer strategically or economically viable. We closed these stores during first quarter 2004, eliminating approximately 995 employee positions, of which approximately 310 people were offered transfers to other stores. In accordance with the provisions of EITF Issue No. 95-3, "Recognition of Liabilities in Connection With a Purchase Business Combination," at December 31,

2003, we had $69.4 million of reserves recorded in our Consolidated Balance Sheet. These charges were accounted for as exit activities in connection with the acquisition, and we did not recognize a charge to income in our Consolidated Statements of Income. Most of the cash expenditures for the facilities described above will be made over the remaining lives of the operating leases, which range from one month to twelve years. At December 31, 2004, the remaining reserve in our Consolidated Balance Sheet was $44.1 million.

        At December 31, 2004, approximately $32.2 million of the facility closure reserve liability was included in "Accrued liabilities, other," and $90.0 million was included in "Other long-term liabilities." Facility closure reserve account activity during 2004 was as follows:

	Lease Termination Costs	Severance	Other	Total
	(thousands)
Facility closure reserve at December 31, 2003	$126,922	$794	$412	$128,128
Costs incurred and charged to expense/goodwill	19,344	7,826	—	27,170
Charges against the reserve	(29,224)	(3,855)	(3)	(33,082)

Facility closure reserve at December 31, 2004	$117,042	$4,765	$409	$122,216

6.    Net Income (Loss) Per Common Share

        Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by weighted average shares outstanding. In 2003 and 2002, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss were the same.

	Year Ended December 31
	2004		2003		2002
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(thousands, except per-share amounts)
Basic
Income from continuing operations before cumulative effect of accounting changes	$234,125	$234,125	$35,380	$35,380	$19,629	$19,629
Preferred dividends(a)	(11,917)	—	(13,061)	(13,061)	(13,101)	(13,101)
Supplemental ESOP contribution	—	(10,833)	—	—	—	—

Income before discontinued operations and cumulative effect of accounting changes	222,208	223,292	22,319	22,319	6,528	6,528
Loss from discontinued operations	(61,067)	(61,067)	(18,305)	(18,305)	(8,289)	(8,289)
Cumulative effect of accounting changes, net of income tax	—	—	(8,803)	(8,803)	—	—

Income (loss)	$161,141	$162,225	$(4,789)	$(4,789)	$(1,761)	$(1,761)

Average shares used to determine basic income (loss) per common share	86,917	86,917	60,093	60,093	58,216	58,216

Restricted stock, stock options and other		1,857		—		—
Series D Convertible Preferred Stock		2,880		—		—

Average shares used to determine diluted income (loss) per common share(b)(c)		91,654		60,093		58,216

Income (loss) per common share:
Continuing operations	$2.55	$2.44	$0.37	$0.37	$0.11	$0.11
Discontinued operations	(0.70)	(0.67)	(0.30)	(0.30)	(0.14)	(0.14)
Cumulative effect of accounting changes, net of income tax	—	—	(0.15)	(0.15)	—	—

	$1.85	$1.77	$(0.08)	$(0.08)	$(0.03)	$(0.03)

(a)
The dividend attributable to our Series D Convertible Preferred Stock held by our employee stock ownership plan (ESOP) is net of a tax benefit.

(b)
Adjustments totaling $1.2 million in 2003 and $1.3 million in 2002, which would have reduced the basic loss to arrive at diluted loss, were excluded because the calculation of diluted loss per share was antidilutive. Also in 2003 and 2002, potentially dilutive common shares of 4.1 million and 3.9 million were excluded from average shares because they were antidilutive.

(c)
Options to purchase 3.7 million, 7.3 million and 5.6 million shares of common stock were outstanding during 2004, 2003 and 2002 but were not included in the computation of diluted income (loss) per share because the exercise prices of the options were greater than the average market price of the common shares. On December 16, 2004, investors fulfilled their purchase contracts related to our adjustable conversion-rate equity security units and received 5,412,705 shares. (See Note 14, Debt.) These shares are included in our 2004 weighted average shares outstanding for the period they were outstanding. Forward contracts to purchase 5.4 million and 5.1 million shares of common stock were outstanding during 2003 and 2002 but were not included in the computation of diluted income (loss) per share because the securities were not dilutive under the treasury stock method. These forward contracts were related to our adjustable conversion-rate equity security units mentioned above.

7.    Other (Income) Expense, Net

        "Other (income) expense, net" includes miscellaneous income and expense items. The components of "Other (income) expense, net" in the Consolidated Statements of Income (Loss) are as follows:

	Year Ended December 31
	2004	2003	2002
	(thousands)
Sale of interest in Voyageur Panel	$(46,498)	$—	$—
Sale of Louisiana timberlands(a)	(59,915)	—	—
OfficeMax, Inc. integration costs (Note 5)	10,164	4,722	—
Sale and write-down of Yakima assets(b)	7,123	14,699	—
Costs incidental to the Sale (Note 2)	18,916	—	—
Sales of other timberlands	(15,059)	(9,637)	(3,086)
2003 cost-reduction program (Note 18)	(1,228)	10,114	—
Sale of investment in IdentityNow	—	—	23,646
Sales of receivables (Note 11)	4,151	3,272	4,387
Other, net	(1,394)	12,616	5,895

	$(83,740)	$35,786	$30,842

(a)
In March 2004, we sold approximately 79,000 acres of timberland in western Louisiana for $84 million and recorded a $59.9 million pretax gain in our Consolidated Statement of Income for the year ended December 31, 2004.

(b)
In February 2004, we sold our plywood and lumber facilities in Yakima, Washington. In connection with the sale, we recorded $7.1 million of costs in "Other (income) expense, net" in our Consolidated Statement of Income for the year ended December 31, 2004. However, the sale also resulted in a $7.4 million reduction in our estimated LIFO reserve, which we recorded in "Materials, labor and other operating expenses." In 2003, we recorded a $14.7 million pretax charge to write down impaired assets at these facilities.

8.    Accounting Changes

Asset Retirement Obligations

        Effective January 2003, we adopted the provisions of FASB Statement 143, "Accounting for Asset Retirement Obligations," which affects the way we account for landfill closure costs. This statement required us to record an asset and a liability (discounted) for estimated closure and closed-site monitoring costs and to depreciate the asset over the landfill's expected useful life. Previously, we accrued for the closure costs over the life of the landfill and expensed monitoring costs as incurred. In January 2003, we recorded a one-time after-tax charge of $4.1 million, or 7 cents per share, as a cumulative-effect adjustment for the difference between the amounts recognized in our consolidated financial statements prior to the adoption of this statement and the amount recognized after adopting the provisions of Statement 143. As a result of the Sale, the only liability for asset retirement obligations recorded on our balance sheet was $0.3 million related to assets held for sale.

Stock-Based Compensation

        In 2003, we adopted the fair-value-based method of accounting for stock-based employee compensation under the provisions of Statement 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." (See Note 1, Summary of Significant Accounting

Policies, under the caption "Stock-Based Compensation.") The adoption did not materially affect our financial position or results of operations.

Vendor Rebates and Allowances

        We participate in various cooperative advertising and other vendor marketing programs with our vendors. We also participate in various volume purchase rebate programs. In January 2003, we adopted an accounting change for vendor allowances to comply with the guidelines issued by the FASB's EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor." Under EITF Issue No. 02-16, consideration received from a vendor is presumed to be a reduction of the cost of the vendor's products or services, unless it is for a specific incremental cost to sell the product. In accordance with the provisions of EITF Issue No. 02-16, financial statements were not reclassified for periods prior to December 31, 2002.

        In addition, under the new guidance, vendor allowances reside in inventory with the product and are recognized when the product is sold, changing the timing of our recognition of these items. This change resulted in a one-time, noncash, after-tax charge of $4.7 million, or 8 cents per share, in 2003.

        On a pro forma basis, if EITF Issue No. 02-16 had been in effect during 2002, approximately $36 million of vendor allowances would have been reflected as a reduction of "Materials, labor and other operating expenses." In addition, reported "Selling and distribution expenses" would have increased by similar amounts, with no material impact on our results of operations.

9.    Income Taxes

        The income tax (provision) benefit related to continuing operations that is shown in the Consolidated Statements of Income (Loss) includes the following:

	Year Ended December 31
	2004	2003	2002
	(thousands)
Current income tax (provision) benefit
Federal	$(124,944)	$—	$(7)
State	(7,933)	3,043	—
Foreign	(24,606)	(22,712)	(11,405)

	(157,483)	(19,669)	(11,412)
Deferred income tax (provision) benefit
Federal	21,350	4,316	26,759
State	(10,595)	(3,250)	2,748
Foreign	4,437	4,743	182

	15,192	5,809	29,689

	$(142,291)	$(13,860)	$18,277

        During 2004, 2003 and 2002, we made cash payments, net of refunds received, of $36.6 million, $22.5 million and received a refund of $12.7 million.

        A reconciliation of the statutory U.S. federal tax (provision) benefit and our reported tax (provision) benefit is as follows:

	Year Ended December 31
	2004	2003	2002
	(thousands)
Statutory tax (provision) benefit	$(132,805)	$(17,234)	$(473)
State taxes	(12,043)	(136)	3,280
Foreign tax provision different from theoretical rate	(6,905)	(8,522)	(3,187)
Charitable contributions	—	—	95
Basis difference in investments disposed of	7,000	—	16,383
Tax settlement, net of other charges	—	2,924	—
ESOP dividend deduction	2,911	4,120	3,739
Other, net	(449)	4,988	(1,560)

Reported tax (provision) benefit	$(142,291)	$(13,860)	$18,277

        The components of our deferred taxes are as follows:

	December 31
	2004		2003
	Assets	Liabilities	Assets	Liabilities
	(thousands)
Employee benefits	$263,672	$80,550	$287,582	$66,124
Deferred gain	—	422,535	—	—
Property and equipment and timber and timberlands	91,594	94,657	29,175	536,524
Goodwill	437	29,857	368	27,693
Net operating loss	21,788	—	136,238	—
Alternative minimum tax	209,813	—	121,725	—
Reserves	82,551	582	69,641	794
Inventories	47,824	8,906	44,469	—
State income taxes	48,877	32,030	35,507	45,081
Deferred charges	1,945	11,758	2,356	12,202
Investments	1,140	4,472	2,853	3,761
Other	106,916	20,048	75,410	24,221

	$876,557	$705,395	$805,324	$716,400

        The balances of the deferred tax assets and liabilities are reported in the balance sheet as:

	December 31
	2004	2003
Deferred income taxes—current	$137,700	$132,206
Assets held for sale	17,533	—
Other assets	15,929	—
Liabilities related to assets held for sale	—	(7,535)
Deferred income tax liability	—	(35,747)

Total	$171,162	$88,924

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

        At December 31, 2004, the company has net operating loss carryforwards for Federal income tax purposes of $62 million which are available to offset future Federal taxable income, if any, through 2022. In addition, the company has alternative minimum tax credit carryforwards of approximately $210 million, which are available to reduce future Federal regular income taxes, if any, over an indefinite period.

        Pretax income (loss) related to continuing operations from domestic and foreign sources is as follows:

	Year Ended December 31
	2004	2003	2002
	(thousands)
Domestic	$340,484	$11,580	$(19,828)
Foreign	38,958	37,660	21,180

Pretax income (loss)	$379,442	$49,240	$1,352

        At December 31, 2004, our foreign subsidiaries had $235.0 million of undistributed earnings that had been indefinitely reinvested.

        The American Jobs Creation Act of 2004 introduced a special one-time dividends received deduction on the repatriation of certain foreign earnings. The company is currently evaluating the potential impact of this provision. The company expects to complete its evaluation by mid-2005. The company is currently considering repatriation of amounts up to approximately $235 million, which would result in additional taxes up to approximately $14 million. Such tax effects have not been recognized as of December 31, 2004.

10.    Leases

        We lease our retail store space as well as other property and equipment under operating leases. Some of our leases require percentage rentals on sales above specified minimums, contain escalation clauses and renewal options and are noncancelable with aggregate minimum lease payment requirements. For the leases that contain predetermined fixed escalation clauses, we recognize the related rent expense on a straight-line basis over the life of the lease and record the difference between the amounts charged to operations and amounts paid to "Other long-term liabilities" in our Consolidated Balance Sheets. "Other long-term liabilities" included approximately $14.0 million and $8.1 million related to these future escalation clauses in 2004 and 2003. For purposes of determining straight-line rent expense, the lease term is calculated from the date we first take possession of the facility, including any periods of free rent and any option periods we are reasonably assured of exercising. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor. Our straight-line rent expense calculation is consistent with generally accepted accounting principles as recently clarified by the chief accountant of the SEC.

        The components of total rent expense for all operating leases is as follows:

	Year Ended December 31
	2004	2003	2002
	(thousands)
Minimum rentals	$371,959	$77,038	$60,664
Percentage rentals	1,036	3,222	2,890
Sublease rentals	(3,007)	(1,415)	(1,269)

	$369,988	$78,845	$62,285

        For operating leases with remaining terms of more than one year, the minimum lease payment requirements are $367.3 million for 2005, $332.5 million for 2006, $285.9 million for 2007, $257.2 million for 2008 and $231.4 million for 2009, with total payments thereafter of $904.0 million. These minimum lease payments do not include contingent rental expenses that may be paid based on a percentage in excess of stipulated amounts. These future minimum lease payment requirements have not been reduced by $70.3 million of minimum sublease rentals due in the future under noncancelable subleases.

        We capitalize lease obligations for which we assume substantially all property rights and risks of ownership. We did not have any material capital leases during any of the periods presented.

11.    Receivables

        We have sold fractional ownership interests in a defined pool of trade accounts receivable. At December 31, 2004, $120.0 million of sold accounts receivable were excluded from "Receivables" in the accompanying Consolidated Balance Sheet, compared with $250 million and $200 million excluded at December 31, 2003 and 2002. During third quarter 2004, in anticipation of the Sale, we stopped selling the receivables related to these businesses, reducing the receivables sold as a part of this program at the end of the year. (See Note 2, Sale of Paper, Forest Products and Timberland Assets.) The portion of fractional ownership interest we retain is included in "Receivables" in the Consolidated Balance Sheets. The decrease at December 31, 2004, in sold accounts receivable of $130.0 million from the amount at December 31, 2003, used cash from operations in 2004. The increase at December 31, 2003, in sold accounts receivable of $50 million over the amount at December 31, 2002, provided cash from operations in 2003. This program consists of a revolving sale of receivables. The term of the arrangement is normally for 364 days. In November of 2004, we entered into a 60-day renewal of the arrangements, which were subsequently renewed for another 60-day period, which now expires on April 11, 2005. Costs related to the program are included in "Other (income) expense, net" in the Consolidated Statements of Income (Loss). (See Note 7, Other (Income) Expense, Net.) After the Sale, the maximum amount available under the accounts receivable sale agreements may not exceed $150 million. The amount is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables.

        For information regarding "Timber notes receivable," see Note 14, Debt.

12.    Investments in Affiliates

Boise Cascade, L.L.C., and Affiliates

        In connection with the Sale, we invested $175 million in the equity units of affiliates of Boise Cascade, L.L.C. This investment is recorded in "Investment in affiliates" in our Consolidated Balance Sheet. We acquired a less than 20% voting interest in the affiliates of Boise Cascade, L.L.C., and do not have the ability to significantly influence its operating and financial policies. Accordingly, we account for our investment under the cost method.

        A portion (approximately $66 million) of the equity units received in connection with our investment have no voting rights. The units accrue dividends daily at a rate of 8% per annum on the liquidation value plus accumulated dividends, which accumulate semiannually to the extent not paid in cash on the last day of any June and December. At December 31, 2004, we recorded $0.9 million of dividend income, which increased our investment balance.

Voyageur Panel

        In May 2004, we sold our 47% interest in Voyageur Panel, which owned an oriented strand board (OSB) plant in Barwick, Ontario, Canada, to Ainsworth Lumber Co. Ltd. for $91.2 million in cash. We recorded a $46.5 million pretax gain in "Other (income) expense, net" in our Boise Building Solutions segment. This item increased net income $28.4 million after taxes for the year ended December 31, 2004.

        Prior to the sale, we accounted for the joint venture under the equity method. Accordingly, segment results do not include the joint venture's sales but do include $6.3 million and $8.7 million of equity in earnings during the years ended December 31, 2004 and 2003, compared with $0.6 million of equity losses in 2002. Our investment in this venture was $44.2 million at December 31, 2003. We had an agreement with Voyageur Panel under which we operated the plant and marketed its product. During 2004, Voyageur Panel paid us sales commissions of $2.1 million, compared with $3.7 million in 2003 and $2.2 million in 2002. Management fees paid to us by Voyageur Panel were $0.4 million in 2004 and $1.1 million in 2003 and 2002.

IdentityNow

        In May 2002, we sold the stock of our wholly owned subsidiary that held our investment in IdentityNow. We recorded a $23.6 million pretax loss related to this sale. We also recorded $27.6 million of tax benefits associated with this sale and our previous write-down. This transaction resulted in a net after-tax gain of $4 million in 2002. The loss on the sale is included in our Corporate and Other segment and in "Other (income) expense, net," and the tax benefits are included in "Income tax (provision) benefit" in the Consolidated Statements of Income (Loss).

13.    Goodwill and Intangible Assets

        Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. In accordance with the provisions of Statement 142, "Goodwill and Other Intangible Assets," we assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We completed our annual assessment in accordance with the provisions of Statement 142 during the first quarter of 2004 and 2003, and there was no impairment. We completed an additional assessment following the Sale in the fourth quarter, and there was no impairment. During the first quarter of 2004 and 2003, we also evaluated the remaining useful lives of our finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization. We determined that no adjustments to the useful lives of our finite-lived purchased intangible assets were necessary. The finite-lived purchased intangible assets consist of customer lists and relationships, noncompete agreements and exclusive distribution rights. These intangible assets are discussed in more detail below.

        Changes in the carrying amount of goodwill by segment are as follows:

	OfficeMax, Contract	OfficeMax, Retail	Boise Building Solutions	Total
	(thousands)
Balance at December 31, 2002	$388,902	$—	$11,639	$400,541
Goodwill acquired during year (Note 4)	67,517	607,656	—	675,173
Effect of foreign translation	33,894	—	—	33,894
Purchase price adjustments	(2,316)	—	—	(2,316)

Balance at December 31, 2003	487,997	607,656	11,639	1,107,292
Effect of foreign translation	14,116	—	—	14,116
Purchase price adjustments	3,803	51,744	—	55,547
Sale of assets	—	—	(11,639)	(11,639)

Balance at December 31, 2004	$505,916	$659,400	$—	$1,165,316

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

	Year Ended December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,100	$—	$173,100
Customer lists and relationships	34,771	(10,036)	24,735
Noncompete agreements	12,680	(2,921)	9,759
Exclusive distribution rights	3,689	(1,325)	2,364

	$224,240	$(14,282)	$209,958

	Year Ended December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$177,000	$—	$177,000
Customer lists and relationships	32,692	(6,936)	25,756
Noncompete agreements	17,894	(4,984)	12,910
Exclusive distribution rights	3,363	(833)	2,530

	$230,949	$(12,753)	$218,196

        Intangible asset amortization expense totaled $5.8 million in 2004 and $3.1 million in 2003 and 2002. The estimated amortization expense is $6.2 million, $6.1 million, $6.0 million, $4.5 million and $1.7 million in 2005, 2006, 2007, 2008 and 2009, respectively.

14. Debt

Credit Agreements

        In March 2002, we entered into a three-year, unsecured revolving credit agreement. The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate ("LIBOR") or the prime rate. We had no outstanding borrowings under the agreement at December 31, 2004. Under the agreement, $52 million of letters of credit were issued and reduced our borrowing capacity to $508 million at December 31, 2004. Letters of credit issued under the terms of the revolving credit agreement were charged at a rate of 1.5%, including the facility fee. In addition, we were charged a fee of 0.3% on the unused portion of our revolving credit balance. We are also charged a 0.25% utilization fee when we utilize over 50% of our borrowing capacity under the agreement. At December 31, 2004, we utilized less than 50% of our borrowing capacity. In November 2004, our interest rate swap to hedge the cash flow risk from the variable interest payments on $50 million of LIBOR-based debt expired and was not renewed. The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio and ceiling ratio of debt to capitalization. At December 31, 2004, we were in compliance with these covenants. Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum. Our net worth at December 31, 2004, exceeded the defined minimum by $1,068.6 million. At December 31, 2003, we had outstanding borrowings under the revolving credit agreement of $210 million. In addition to these borrowings, $41 million of letters of credit were issued under the agreement. When the agreement expires in June 2005, any amount outstanding will be due and payable.

        In December 2003, we entered into a 19-month, unsecured credit agreement with 13 major financial institutions. Under the agreement, we borrowed $150 million at variable interest rates based on either the LIBOR or the prime rate. Borrowings under the credit agreement were paid in full on October 29, 2004, with the proceeds from the Sale.

Timber Notes

        In October 2004, OfficeMax sold its timberlands as part of the Sale. In exchange for the timberlands, we received credit-enhanced installment timber notes in the amount of $1,635 million which were credit enhanced with guarantees. The guarantees were issued by financial institutions and were secured by the pledge of underlying collateral notes. Subsequently, in December 2004, we executed a securitization transaction in which, through two bankruptcy remote subsidiaries, we pledged the installment notes and related guarantees and issued securitization notes in the amount of $1,470 million. Recourse on the securitization notes is limited to the pledged timber notes. The timber notes are 15-year non-amortizing. There are two notes that total $817.5 million bearing interest at 4.982% payable semiannually and another note in the amount of $817.5 million bearing interest at 5.112% payable semiannually. The securitization notes are also 15-year non-amortizing, in two equal $735 million tranches paying interest of 5.42% and 5.54% semiannually.

        As a result of these transactions, OfficeMax received $1,470 million in cash from the bankruptcy remote special-purpose entities, will receive approximately $82.5 million per year in interest income and will have interest expense of approximately $80.5 million per year for 15 years. The pledged timber notes and nonrecourse securitization notes will mature in 2020 and 2019, respectively. The securitization notes have an initial term that is approximately three months shorter than the installment notes. The company expects to refinance its ownership of the installment notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the securitization notes to the maturity of the installment notes.

        The guidance related to the accounting for the securitization is complex and open to interpretation. The entities issuing the installment notes are variable-interest entities (the "VIE's") under FIN 46R, Consolidation of Variable Interest Entities. The holder of the installment notes is considered to be the primary beneficiary, and therefore, the VIE's are consolidated with the securitization note issuers. Although we believe an argument can be made that the consolidation of the VIE's as a result of this transaction does not disqualify the securitization note issuers from being qualified special purpose entities (QSPE) as described in FASB Statement 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, we have concluded that consolidating the VIE's does disqualify the securitization note issuers from meeting this guidance. As a result, the securitization note issuers are required to consolidate with their ultimate parent, OfficeMax.

Note Agreements

        In August 2003, we issued $50 million of 7.45% medium-term notes due in 2011. The proceeds of the notes were used for general corporate purposes. On November 5, 2004, we purchased $49.6 million of these notes pursuant to a tender offer for these securities. At December 31, 2004, $0.4 million was outstanding.

        In October 2003, we issued $300 million of 6.50% senior notes due in 2010 and $200 million of 7.00% senior notes due in 2013. Net proceeds from the senior notes were used to repay borrowings under our revolving credit agreement, to provide cash for the OfficeMax, Inc. transaction and for other general corporate purposes. (See Note 4, OfficeMax, Inc., Acquisition.) We paid approximately $9.1 million in fees and expenses associated with the senior notes transaction. The fees are being amortized over the terms of the senior notes. At the time of issuance, the senior note indentures contained a number of restrictive covenants. Because of the subsequent transactions described below, substantially all of the restrictive covenants have been eliminated through the execution of supplemental indentures and replaced with covenants found in the base indenture that are applicable to our medium term notes and other public debt. Those covenants include a limitation on mergers and similar transactions, a restriction on secured transactions involving Principal Properties, as defined, and a restriction on sale and leaseback transactions involving Principal Properties.

        On November 5, 2004, we repurchased approximately $286.3 million of 6.50% senior notes and received the requisite consents to adopt amendments to the indenture pursuant to a tender offer for these securities. As a result, the company and the trustee executed a Sixth Supplemental Indenture which eliminated substantially all of the restrictive covenants, certain events of default and related provisions, and replaced them with the covenants from our other public debt.

        On December 23, 2004, both Moody's Investors Service, Inc., and Standard & Poor's Rating Services upgraded the credit rating on our 7.00% senior notes to investment grade. The upgrades were the result of actions the company undertook to collateralize the notes by granting the noteholders a security interest in $113 million in principal amount of General Electric Capital and Bank of America Corp. notes maturing in 2008. These notes subject to the security interest are recorded as a "Restricted Investment" on our Balance Sheet. As a result of these ratings upgrades, the senior note covenants have been replaced with the covenants found in our other public debt.

Adjustable Conversion-Rate Equity Securities (ACES)

        In December 2001, we issued 3,450,000 7.50% adjustable conversion-rate equity security units (ACES) to the public at an aggregate offering price of $172.5 million. The units traded on the New York Stock Exchange under the ticker symbol BEP. At the time of issuance, there were two components of each unit. Investors received a preferred security issued by Boise Cascade Trust I (the "Trust"), a statutory business trust whose common securities were owned by the company, with a liquidation amount of $50. These preferred securities were mandatorily redeemable in December 2006. Investors also entered into a contract to purchase, for $50, common shares of the company, subject to a collar arrangement. The Trust used the proceeds from the offering to purchase debentures issued by Boise Cascade Corporation (now OfficeMax Incorporated). These debentures were 7.50% senior, unsecured obligations that mature in December 2006.

        On September 16, 2004, we dissolved the Trust and distributed the debentures to the unit holders in exchange for their preferred securities. Also on that date, the remarketing of $144.5 million of these debentures was completed. In connection with the remarketing, the 7.50% interest rate on the debentures was reset to 2.75% over the average of the rates for three-month LIBOR on the third business day before the prior quarter's interest payment date. The rate of 2.75% over LIBOR will decrease (or increase) by 0.25% if at any time Standard and Poor's Corporation and Moody's Investor Service, Inc., raise (or lower) their ratings of the debentures. The first interest payment on the debentures at the reset rate was made on December 16, 2004, at a rate of 4.62% per annum. On November 5, 2004, we repurchased $144.5 million of these debentures pursuant to an offer to purchase these securities. We made an open market purchase of an additional $15.2 million of the debentures in December. As of December 31, 2004, $12.8 million of the debentures remained outstanding and are recorded in "Long-term debt, less current portion."

        On December 16, 2004, holders of our adjustable conversion-rate equity security units received 1.5689 of our common shares upon settlement of each purchase contract resulting in the issuance of a total of 5,412,705 shares. We received $50 per unit, or $172.5 million, as a result of the settlement of the purchase contracts.

        In December 2003, the FASB issued FIN 46R, "Consolidation of Variable Interest Entities," FIN 46R, as revised, required us to reclassify the $172.5 million of ACES from "Minority interest" to "Debt" in our Consolidated Balance Sheets and recognize distributions on these securities as "Interest expense" rather than "Minority interest, net of income tax" in our Consolidated Statements of Income (Loss). As allowed by the FASB's FIN 46R, prior years' financial statements were reclassified. In all periods presented, there was no net effect on earnings, and the reclassification of these securities to debt did not affect our financial covenants.

Other

        During 2003, we agreed to enter into a $33.5 million sale-leaseback of equipment at our integrated wood-polymer building materials facility near Elma, Washington. The sale-leaseback has a base term of seven years and an interest rate of 4.67%, was accounted for as a financing arrangement, and is included in "Long-term debt, less current portion" in our Consolidated Balance Sheet.

        The 9.45% debentures, issued in October 1989, contain a provision under which, in the event of the occurrence of both a designated event, as defined (generally a change of control or a major distribution of assets) and a subsequent rating decline, as defined, the holders of these securities may require OfficeMax to redeem the securities.

        Changes in short-term borrowings represent net changes in notes payable. At December 31, 2004 and 2003, we had $10.3 million and $5.2 million of short-term borrowings outstanding. The minimum and maximum amounts of combined short-term borrowings outstanding were $6.2 million and $493.7 million during the year ended December 31, 2004, and were $0 and $117.4 million during the year ended December 31, 2003. The average amounts of short-term borrowings outstanding during the years ended December 31, 2004 and 2003 were $82.8 million and $32.3 million. The average interest rates for these borrowings were 2.8% for 2004 and 1.9% for 2003. The increase in the maximum and average amounts of short-term borrowings outstanding in 2004, compared with 2003, reflects the addition of two $200 million term loan facilities in September 2004 to fund incremental contributions to our pension plans and to decrease our accounts receivable financing. (See Note 16, Retirement and Benefit Plans, and Note 11, Receivables.) In addition, during second quarter 2004, we added two $20 million floating rate term loans. On October 29, 2004, we repaid the two $200 million and two $20 million term loans with the proceeds from the sale.

        Previously, OfficeMax guaranteed the debt used to fund our employee stock ownership plan ("ESOP"), that was part of the Savings and Supplemental Retirement Plan for our U.S. salaried employees. (See Note 16, Retirement and Benefit Plans.) The debt was repaid in 2004. The debt was recorded in our 2003 Consolidated Balance Sheet, with an offset in the shareholders' equity section in "Deferred ESOP benefit." We have guaranteed tax indemnities on the ESOP debt. Although the debt was paid, under these indemnities, we would be required to pay additional amounts to the debt holders if the interest payments on the debt were determined to be taxable. Any amounts paid under this tax indemnification would be dependent upon future tax rulings and assessments by the Internal Revenue Service and are not quantifiable at this time.

Schedule of Long-term Debt

        Long-term debt, almost all of which is unsecured, consists of the following:

	December 31
	2004(a)	2003
	(thousands)
7.05% notes, due in 2005, net of unamortized discount of $5,000 and $65,000	$43,967	$152,279
7.50% notes, due in 2008, net of unamortized discount of $16,000 and $108,000	29,640	149,892
9.45% debentures, due in 2009, net of unamortized discount of $23,000 and $131,000	35,684	149,869
6.50% notes, due in 2010	13,680	300,000
7.00% notes, due in 2013	106,393	200,000
7.35% debentures, due in 2016, net of unamortized discount of $8,000 and $65,000	17,959	124,935
Medium-term notes, Series A, with interest rates averaging 7.7% and 7.4%, due in varying amounts annually through 2013	172,145	337,705
Revenue bonds, with interest rates averaging 6.4% and 6.4%, due in varying amounts annually through 2029, net of unamortized discount of $29,000 and $82,000	200,786	232,498
American & Foreign Power Company Inc. 5% debentures, due in 2030, net of unamortized discount of $698,000 and $725,000	17,828	17,801
Revolving credit borrowings, with interest rates averaging 0% and 4.1%	—	210,000
Credit agreement, with interest rates averaging 0% and 3.3%	—	150,000
Other indebtedness, with interest rates averaging 5.5% and 3.9%, due in varying amounts annually through 2017	44,738	57,913

	682,820	2,082,892
Less current portion	97,738	83,016

	585,082	1,999,876
5.42% timber notes, due in 2019	735,000	—
5.54% timber notes, due in 2019	735,000	—
Adjustable conversion-rate equity securities	—	172,500
Guarantee of 9.5% ESOP debt, due in installments through 2004	—	19,087

	$2,055,082	$2,191,463

(a)
The amount of net unamortized discount disclosed applies to long-term debt outstanding at December 31, 2004.

        In 2004, we paid down $1.6 billion of debt, primarily with the proceeds from the Sale, and expensed $137.1 million of costs related to early retirement of debt. The scheduled payments of long-term debt are $97.7 million in 2005, $55.2 million in 2006, $29.4 million in 2007, $38.8 million in 2008 and $55.0 million in 2009.

        Cash payments for interest, net of interest capitalized, were $167.7 million in 2004, $128.3 million in 2003 and $127.4 million in 2002. The difference between the payments made during 2004, compared with 2003, was due to higher debt levels during most of 2004 related to additional borrowings to provide cash for the OfficeMax, Inc. acquisition.

15.    Financial Instruments

        Our debt is predominantly fixed-rate. At December 31, 2004, the estimated current market value of our debt, based on then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $3 million less than the amount of debt reported in the Consolidated Balance Sheet. The estimated fair values of our other financial instruments, cash and cash equivalents, receivables and short-term borrowings are the same as their carrying values. In the opinion of management, we do not have any significant concentration of credit risks. Concentration of credit risks with respect to trade receivables is limited due to the wide variety of customers and channels to and through which our products are sold, as well as their dispersion across many geographic areas.

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

Interest Rate Swaps

        On October 27, 2004, OfficeMax and its subsidiary, OfficeMax Southern Company, each entered into an interest rate swap contract with J. Aron & Company, an affiliate of Goldman, Sachs & Co. The contracts were entered to hedge the interest rate risk associated with the issuance of debt securities by special-purpose entities formed by the company. The special-purpose entities hold the $1.6 billion of 15-year timberland installment notes received in the Sale. The company issued nonrecourse debt from the special-purpose entities in order to monetize a significant portion of the value of the notes received. See Note 14. Debt for a discussion of the timber notes and the securitization and monetization process.

        The OfficeMax swap was for a notional amount of $1.2 billion, and the OfficeMax Southern Company swap was for a notional amount of $232 million. We paid $19.0 million to settle the contracts on December 16, 2004, in conjunction with the issuance of the securitized timber notes. The settlement amount was determined based on the settlement-date market value of a 15-year floating-to-fixed-rate interest rate swap with a fixed-rate level of 4.97% and represented a decrease in interest rates during the period the swaps were outstanding.

        In April and May 2004, we entered into two interest rate swaps with notional amounts of $50 million each. These swaps converted $100 million of fixed-rate 7.50% debentures to variable-rate debt based on six-month LIBOR plus approximately 3.9% for the April swap and 3.8% for the May swap. In March 2002, we entered into an interest rate swap with a notional amount of $50 million. This swap converted $50 million of fixed-rate 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. In September 2004, we settled the swaps in anticipation of tendering for the underlying debt instruments. These swaps were designated as fair value hedges of a proportionate amount of the fixed-rate debentures. The swaps and debentures were marked to market, with changes in the fair value of the instruments recorded in income (loss). These swaps were effective in hedging the changes in the fair value of the hedged item; accordingly, changes in the fair values of these instruments had no net effect on our reported net income (loss).

        In February 2001, we entered into two interest rate swaps with notional amounts of $50 million each, one that matured in February 2003 and one that matured in February 2004. In November 2001, we entered into an interest rate swap with a notional amount of $50 million that matured in November 2004. The swaps hedged the variable cash flow risk from the variable interest payments on $100 million of our LIBOR-based debt in 2004 and 2003. The effective interest rates on the borrowings under the LIBOR-based unsecured revolving credit agreement, including the swaps, were 3.4% at December 31, 2003. Changes in the fair value of these swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" and reclassified to "Interest expense" as interest expense was recognized on the LIBOR-based debt. Amounts reclassified in 2004, 2003 and 2002 increased interest expense $1.2 million, $3.0 million and $3.2 million, respectively. Ineffectiveness related to these hedges was not significant.

Utility Swaps

        Effective January 2004, we entered into two electricity swaps that converted 7 and 36 megawatts of usage per hour to a fixed price. Effective with the date of the Sale, these swaps were assumed by Boise Cascade, L.L.C. These swaps were designated as cash flow hedges. Accordingly, the changes in the fair value of the swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" in our Consolidated Balance Sheet. Ineffectiveness related to these swaps was not significant.

        In November 2003, we entered into a natural gas swap to hedge the variable cash flow risk on 25,000 MMBtu per day of natural gas usage to a fixed price. The swap expired in March 2004. In April 2004, we entered into a natural gas swap to hedge the variable cash flow risk on 2,520,000 MMBtu of gas allocated on a monthly basis to a fixed price. The swap expired in October 2004. The swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the swaps, net of taxes, were recorded in "Accumulated other comprehensive loss" in our Consolidated Balance Sheets.

Additional Consideration Agreement

        Pursuant to an Additional Consideration Agreement between OfficeMax and Boise Cascade, L.L.C., related to the Sale, we may be required to make substantial cash payments to, or receive substantial cash payments from, Boise Cascade, L.L.C. Under the Additional Consideration Agreement, the transaction proceeds may be adjusted upward or downward based on paper prices during the six years following the closing date, subject to annual and aggregate caps. Neither party will be obligated to make a payment in excess of $45 million in any one year under the agreement. Payments are also subject to an aggregate cap of $125 million that declines to $115 million in the fifth year and $105 million in the sixth year. We calculated our projected future obligation under the Additional Consideration Agreement and accrued $42 million in "Other long-term liabilities" on our Consolidated Balance Sheet. We calculated the $42 million based on the net present value of weighted average expected payments using industry paper price projections. We recorded the accrual as an adjustment to the "Gain on sale of assets" in our Consolidated Statement of Income. In future periods, we will record the changes in the fair value in our net income (loss).

16.    Retirement and Benefit Plans

Pension and Other Postretirement Benefit Plans

        During the period of January 1 through October 28, 2004, some of our employees were covered by noncontributory defined benefit pension plans. Effective July 31, 2004, we spun off the portion of each plan attributable to active employees in the forest products businesses. Effective October 29, 2004 (the "Sale date"), under the terms of the Asset Purchase Agreement, we transferred sponsorship of the spun-off plans to Boise Cascade, L.L.C., and only those terminated vested employees and retirees whose employment with us ended on or before July 31, 2004, and some active OfficeMax, Contract employees were covered under the plans remaining with us. The OfficeMax, Retail employees, among others, never participated in the pension plans. The salaried pension plan was closed to new entrants on November 1, 2003, and on December 31, 2003, the benefits of OfficeMax, Contract participants were frozen with one additional year of service provided to active OfficeMax, Contract employees on January 1, 2004, at a reduced 1% crediting rate. As a result of the closure, freeze and spin-off, our annual pension expense and contributions to the plans going forward will be less than the amounts included in prior periods.

        The pension benefit for salaried employees was based primarily on the employees' years of service and highest five-year average compensation. The benefit for hourly employees was generally based on a fixed amount per year of service. Our contributions to our pension plans vary from year to year, but we have made at least the minimum contribution required by law each year. We generally use a December 31 measurement date for our pension plans.

        During 2004, we sponsored four contributory defined contribution savings plans for most of our salaried and hourly employees: a plan for OfficeMax, Retail employees; a plan for non-Retail salaried employees, a plan for union hourly employees, and a plan for non-Retail nonunion hourly employees. Effective October 29, 2004, the account balances for active forest products employees were transferred to plans established by Boise Cascade, L.L.C. The plan for non-Retail salaried employees includes an employee stock ownership plan ("ESOP") component through which the company matches contributions of eligible employees. Under that plan, our Series D ESOP convertible preferred stock is allocated to eligible participants, as principal and interest payments are made on the ESOP debt by the plan and guaranteed by the company. (See Note 17, Shareholders' Equity.) The final principal and interest payment on the ESOP debt was made June 30, 2004. We plan to continue allocating the remaining shares to the ESOP participants as company matching contributions until all shares are allocated, which is expected to occur sometime in 2005. Once all the ESOP shares are allocated, ESOP participants will begin receiving company matching contributions in cash. OfficeMax, Retail employees and salaried employees hired on or after November 1, 2003, do not participate in the ESOP. These employees receive company matching contributions in cash. Total expense for all savings plans was $26.6 million in 2004, $34.8 million in 2003 and $31.1 million in 2002. In January 2005, all of the savings plans were merged into one plan.

Obligations and Funded Status

        The following table, which includes only company-sponsored plans, reconciles the beginning and ending balances of our benefit obligation. It also shows the fair value of plan assets and aggregate funded status of our plans, including amounts not recognized and recognized in our Consolidated Statements of Income at December 31, 2004 and 2003. The funded status changes from year to year based on the investment return from plan assets, contributions, benefit payments and the discount rate used to measure the liability.

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(thousands)
Change in benefit obligation
Benefit obligation at beginning of year	$1,732,899	$1,610,340	$110,018	$105,860
Service cost	25,370	41,695	1,743	1,686
Interest cost	100,675	105,534	6,176	6,926
Amendments	14,406	367	(11,237)	(1,366)
Actuarial (gain) loss	141,883	90,652	(1,443)	5,001
Changes due to exchange rates	—	—	998	1,755
Special termination benefits	4,609	—	—	—
Closures and curtailments	1,960	(24,847)	—	—
Spin-off of forest products business	(531,775)	—	(18,789)	—
Benefits paid	(95,902)	(90,842)	(8,595)	(9,844)

Benefit obligation at end of year	$1,394,125	$1,732,899	$78,871	$110,018

Change in plan assets
Fair value of plan assets at beginning of year	$1,272,519	$1,000,568	$—	$—
Actual return on plan assets	121,582	276,085	—	—
Employer contributions	279,822	84,513	—	—
Spin-off of forest products business	(418,578)	—	—	—
Benefits paid	(93,451)	(88,647)	—	—

Fair value of plan assets at end of year	$1,161,894	$1,272,519	$—	$—

Funded status	$(232,231)	$(460,380)	$(78,871)	$(110,018)
Unrecognized actuarial loss	398,440	484,599	12,623	21,841
Unrecognized transition obligation	—	—	5,522	5,451
Unrecognized prior service cost (benefit)	—	28,938	(2,762)	(4,497)

Net amount recognized	$166,209	$53,157	$(63,488)	$(87,223)

        The following table shows the amounts recognized in our Consolidated Balance Sheets. The prepaid benefit cost and intangible assets are included in "Other assets." The accrued benefit liability is included in "Other, compensation and benefits" net of a current portion of $12.7 million and $111.4 million at December 31, 2004 and 2003, respectively. The current portion is reflected in "Accrued liabilities, compensation and benefits."

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(thousands)
Prepaid benefit cost	$200,501	$84,438	$—	$—
Intangible asset	—	28,401	—	—
Accrued benefit liability	(420,748)	(478,253)	(63,488)	(87,223)
Accumulated other comprehensive loss	236,124	255,150	—	—
Deferred income taxes	150,332	163,421	—	—

Net amount recognized	$166,209	$53,157	$(63,488)	$(87,223)

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were

$1.3 billion, $1.3 billion and $1.1 billion as of December 31, 2004, and $1.7 billion, $1.7 billion and $1.3 billion as of December 31, 2003.

        The amount of additional minimum pension liability is determined based on a comparison of the value of plan assets and the plans' accumulated benefit obligation.

	Pension Benefits		Other Benefits
	2004	2003	2004	2003
	(thousands)
Decrease in minimum liability included in other comprehensive loss, net of taxes	$(19,027)	$(52,929)	$—	$—

Components of Net Periodic Benefit Cost

        The components of net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
	(thousands)
Service cost	$25,370	$41,695	$36,646	$1,743	$1,686	$1,471
Interest cost	100,675	105,534	103,554	6,176	6,926	7,056
Expected return on plan assets	(99,165)	(102,430)	(118,490)	—	—	—
Recognized actuarial loss	38,071	24,845	1,955	1,075	1,090	710
Plan settlement/curtailment expense	94,885	820	25	(24,002)	—	—
Amortization of prior service costs and other	9,386	6,133	6,064	(530)	(2,065)	(1,908)

Company-sponsored plans	169,222	76,597	29,754	(15,538)	7,637	7,329
Multiemployer pension plans	460	526	618	—	—	—

Net periodic benefit cost	$169,682	$77,123	$30,372	$(15,538)	$7,637	$7,329

Assumptions

        The assumptions used in accounting for our plans are estimates of factors that will determine, among other things, the amount and timing of future benefit payments. The following table presents the assumptions used in the measurement of our benefit obligations:

	Pension Benefits			Other Benefits
				United States			Canada
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Weighted average assumptions as of December 31
Discount rate	5.60%	6.25%	6.75%	5.60%	6.25%	6.75%	6.00%	6.25%	6.75%
Rate of compensation increase	—	4.25%	4.50%	—	—	—	—	—	—

        The following table presents the assumptions used in the measurement of net periodic benefit cost:

	Pension Benefits			Other Benefits
				United States			Canada
	2004	2003	2002	2004	2003	2002	2004	2003	2002
Weighted average assumptions
Discount rate	5.75%	6.75%	7.25%	5.75%	6.75%	7.25%	6.25%	6.75%	7.00%
Expected return on plan assets	8.25%	8.50%	9.25%	—	—	—	—	—	—
Rate of compensation increase	4.25%	4.50%	4.75%	—	—	—	—	—	—

        For the period of January 1 through October 28, 2004, our discount rate assumption used in the measurement of net periodic benefit cost was 6.25%. As a result of the Sale, we settled the pension and postretirement benefit assets and liabilities for those individuals who became employees of Boise Cascade, L.L.C. The settlement triggered a new measurement of our discount rate. On October 29, 2004, we changed our discount rate assumption to 5.75% to measure net periodic benefit expense for the period of October 29 through December 31, 2004. We base our discount rate assumption on the rates of return on high-quality bonds currently available and expected to be available during the period to maturity of the pension benefits.

        We base our expected long-term rate of return on plan assets on a weighted average of our expected returns for the major asset classes in which we invest. Asset-class expected returns are based on long-term historical returns, inflation expectations, forecasted gross domestic product and earnings growth and other economic factors. The weights we assign each asset class are based on our investment strategy. Our weighted-average expected return on plan assets used in our calculation of 2005 net periodic benefit cost is 8.00%.

        The following table presents our assumed healthcare cost trend rates at December 31, 2004 and 2003:

	United States		Canada
	2004	2003	2004	2003
Weighted average assumptions as of December 31
Healthcare cost trend rate assumed for next year	8.00%	9.00%	8.00%	8.40%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	6.00%	6.00%
Year that the rate reaches the ultimate trend rate	2008	2008	2010	2010

        Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
	(thousands)
Effect on total of service and interest cost	$503	$(400)
Effect on postretirement benefit obligation	4,420	(3,623)

Plan Assets

        Our pension plan asset allocations by asset category at December 31, 2004 and 2003, are as follows:

	Plan Assets at December 31
Asset Category
	2004	2003
U.S. equity securities	49.5%	50.8%
International equity securities	13.5%	14.8%
Fixed-income securities	28.0%	33.8%
Other	9.0%	.6%

	100%	100%

        Our Retirement Funds Investment Committee is responsible for establishing and overseeing the implementation of our investment policy. The investment policy is structured to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses, in order to enable the plans to satisfy their benefit payment obligations over time. We currently invest primarily in U.S. equities, international equities and fixed-income securities. We use benefit payments and sponsor contributions as our primary rebalancing mechanisms to maintain our asset class exposures within the guideline ranges established under the investment policy.

        Our current guidelines set forth a U.S. equity range of 45% to 60%, an international equity range of 12.5% to 17.5% and a fixed-income range of 25% to 40%. We adjust our asset-class positions within the ranges based on our expectations for future returns, our funded position and market risks. Occasionally, we utilize futures or other financial instruments to alter our exposure to various asset classes in a lower-cost manner than trading securities in the underlying portfolios. At December 31, 2004 and 2003, we did not have any equity security investments in OfficeMax common stock.

Cash Flows

        Pension plan contributions include required minimums and, in some years, additional discretionary amounts. During 2004, we made cash contributions to our pension plans totaling $279.8 million, compared with $84.5 million in 2003 and $48.0 million in 2002. There are no minimum contribution requirements in 2005. However, the company may elect to make voluntary contributions in 2005.

        Qualified pension benefit payments are paid from the plan assets, while nonqualified pension and other benefit payments are paid by the company.

	Pension Benefits	Other Benefits
	(thousands)
2005	$99,300	$8,600
2006	99,500	8,300
2007	99,300	7,900
2008	98,700	7,400
2009	98,400	7,000
Years 2010-2014	480,400	28,900

17.    Shareholders' Equity

Preferred Stock

        At December 31, 2004, 1,376,987 shares of 7.375% Series D ESOP convertible preferred stock were outstanding, compared with 4,117,827 shares at December 31, 2003. The decrease was primarily the result of our redemption of 2.5 million shares in November with the proceeds from the Sale. The stock is shown in the Consolidated Balance Sheets at its liquidation preference of $45 per share. The stock was sold in 1989 to the trustee of our ESOP for salaried employees and will be allocated to eligible participants through 2005. (See Note 16, Retirement and Benefit Plans.) Of the total shares outstanding, 1,291,968 shares have been allocated to participants of the plan. Each ESOP preferred share is entitled to one vote, bears an annual cumulative dividend of $3.31875 and is convertible at any time by the trustee to 0.80357 share of common stock. The ESOP preferred shares may not be redeemed for less than the liquidation preference.

Common Stock

        We are authorized to issue 200,000,000 shares of common stock, of which 93,575,557 shares were issued and outstanding at December 31, 2004. Of these, 1,074,233 shares were for restricted stock and restricted stock units, which are discussed below. Of the unissued shares, 14,697,716 shares were reserved for the following:

Conversion or redemption of Series D ESOP preferred stock	1,106,505
Issuance under OfficeMax Incentive and Performance Plan	6,426,807
Issuance under Key Executive Stock Option Plan	6,740,998
Issuance under Director Stock Compensation Plan	43,045
Issuance under Director Stock Option Plan	123,500
Issuance under Key Executive Deferred Compensation Plan	183,446
Issuance under Adjustable Conversion-Rate Equity Security Units	5
Issuance under 2003 Director Stock Compensation Plan	73,410

        We have a shareholder rights plan that was adopted in December 1988. Our current plan, as amended and restated, took effect in December 1998 and expires in December 2008.

Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss includes the following:

	Minimum Pension Liability Adjustment	Foreign Currency Translation Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Loss
	(thousands)
Balance at December 31, 2003, net of taxes	$(255,150)	$61,491	$(159)	$(193,818)
Current-period changes, before taxes	32,117	29,933	261	62,311
Income taxes	(13,090)	—	(102)	(13,192)

Balance at December 31, 2004, net of taxes	$(236,123)	$91,424	$—	$(144,699)

2003 Director Stock Compensation Plan and OfficeMax Incentive and Performance Plan

        In February 2003, our board adopted the 2003 Director Stock Compensation Plan (the "2003 DSCP") and the 2003 OfficeMax Incentive and Performance Plan (the "2003 Plan"), formerly named the 2003 Boise Incentive and Performance Plan, which were approved by our shareholders in April 2003. The 2003 DSCP replaces our previous Director Stock Compensation Plan, which was approved by shareholders in 1992 and expired on January 1, 2003. A total of 73,410 shares of common stock are reserved for issuance under the 2003 DSCP. The provisions of the 2003 DSCP are substantially similar to the previous plan. The 2003 DSCP permits nonemployee directors to elect to receive grants of options to purchase shares of our common stock in lieu of cash compensation. The difference between the $2.50-per-share exercise price of 2003 DSCP options and the market value of the common stock subject to the options is intended to offset the cash compensation that participating directors elect not to receive. Options expire three years after the holder ceases to be a director.

        The 2003 Plan was effective January 1, 2003, and replaces the Key Executive Performance Plan for Executive Officers, Key Executive Performance Plan for Key Executives/Key Managers, 1984 Key Executive Stock Option Plan ("KESOP"), Key Executive Performance Unit Plan ("KEPUP") and Director Stock Option Plan ("DSOP"), which are discussed below. No further grants or awards were made under the Key Executive Performance Plans, KESOP, KEPUP, or DSOP after 2003. A total of 6,426,807 shares of common stock are reserved for issuance under the OfficeMax Incentive Performance Plan. Our executive officers, key employees and nonemployee directors are eligible to receive awards under the 2003 Plan at the discretion of the Executive Compensation Committee of the Board of Directors. Eight types of awards may be granted under the 2003 Plan, including (1) stock options, (2) stock appreciation rights, (3) restricted stock, (4) restricted stock units, (5) performance units, (6) performance shares, (7) annual incentive awards and (8) stock bonus awards.

Restricted Stock and Restricted Stock Units

        In 2004, we granted to employees and directors 0.4 million of restricted stock units and 14,765 shares of restricted stock. The weighted-average grant-date fair value of the restricted stock and stock units was $32.14. One-half of the restricted stock units vests in August 2006, and the second half vests in August 2007, provided that specific performance criteria are met. The restricted stock granted to directors vests six months from their termination or retirement from board service.

        In 2003, we granted to employees 1.2 million shares of restricted stock and 0.1 million restricted stock units. The weighted-average grant-date fair value of the restricted stock and restricted stock units was $25.09. The restricted stock vests at the end of July 2006, provided, however, that if specific performance criteria are met, some or all of the restricted stock may vest earlier than July 2006. The restricted stock granted to employees that terminated from OfficeMax and became employees of Boise Cascade, L.L.C., vested in October 2004 in connection with the Sale. Because the stock price increased and performance criteria were met, the remaining restricted stock granted in 2003 became 100% vested at the end of January 2005.

        The restricted stock is issued and outstanding. However, because the stock is restricted until it vests, in accordance with the requirements of Statement 123, no entries are made in our financial statements upon issuance of the award. We recognize compensation expense over the vesting period based on closing stock prices on the dates of grant. In 2004 and 2003, we recognized $25.1 million and $6.5 million of pretax compensation expense related to the restricted stock awards. As we recognize compensation expense, "Additional paid-in-capital" is increased in shareholders' equity. The restricted shares are not included as shares outstanding in the calculation of basic earnings per share but are included in the number of shares used to calculate diluted earnings per share. When the restrictions lapse, the par value of the stock is reclassified from "Additional paid-in-capital" to "Common stock" and the unrestricted shares are included in shares outstanding in the calculation of both basic and diluted earnings per share. The restricted stock receives the same dividend as our common shares outstanding. However, dividends on the restricted stock are not paid until the restrictions lapse and are recorded as dividends payable.

Stock Units

        We have a deferred compensation program (approved by our shareholders) for our executive officers that allows them to defer a portion of their cash compensation. They may choose to allocate their deferrals to a stock unit account. Each stock unit is equal in value to one share of our common stock. We match deferrals used to purchase stock units with a 25% company allocation of stock units. Allocated stock units accumulate imputed dividends in the form of additional stock units equal to dividends on common stock that are charged to compensation expense. We will pay out the value of deferred stock unit accounts in shares of our common stock when an officer retires or terminates employment. At December 31, 2004, 183,446 stock units were allocated to the accounts of these executive officers.

Stock Options

        In 2002, we had the following shareholder-approved stock option plans: the BCC Key Executive Stock Option Plan ("KESOP"), the BCC Director Stock Option Plan ("DSOP") and the BCC Director Stock Compensation Plan ("DSCP"). In 2004 and 2003, options were granted under the 2003 DSCP and 2003 Plan (discussed above). No further grants will be made under the KESOP, DSOP and DSCP.

        The KESOP provided for the grant of options to purchase shares of our common stock to key employees of the company. The exercise price was equal to the fair market value of our common stock on the date the options were granted. Options expire, at the latest, ten years and one day following the grant date.

        The DSOP, available only to nonemployee directors, provided for annual grants of options. The exercise price was equal to the fair market value of our common stock on the date the options were granted. The options expire upon the earlier of three years after the director ceases to be a director or ten years after the grant date.

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

        A summary of the status of stock options at December 31, 2004, 2003 and 2002 and the changes during the years then ended is presented in the table below:

	2004		2003		2002
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Balance at beginning of year	8,457,888	$32.16	8,916,550	$31.95	7,156,418	$32.99
Options granted	9,032	2.50	48,477	19.05	2,038,844	27.64
Options exercised	(1,202,308)	27.56	(319,139)	23.41	(218,462)	23.78
Options forfeited and expired	(301,150)	38.95	(188,000)	33.68	(60,250)	39.00

Balance at end of year	6,963,462	32.62	8,457,888	32.16	8,916,550	31.95

Exercisable at end of year	6,954,430		8,409,411		6,877,706
Weighted average fair value of options granted (Black-Scholes)	$27.63		$13.00		$7.12

        The following table provides summarized information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	62,964	—	$2.50	53,932	$2.50
$18.00 — $28.00	2,441,007	5.6	27.39	2,441,007	27.39
$28.01 — $39.00	4,015,191	4.0	35.06	4,015,191	35.06
$39.01 — $44.00	444,300	0.6	43.74	444,300	43.74

Other

        In September 1995, our board of directors authorized us to purchase up to 4.3 million shares of our common stock. As part of this authorization, we repurchase odd-lot shares (fewer than 100 shares) from shareholders wishing to exit their holdings in our common stock. We retire the shares that we repurchase under this program. Since 1995, we have repurchased 47,480 shares of our common stock, including 1,718 shares in 2004.

18.    2003 Cost-Reduction Program

        In March 2003, we announced the termination of approximately 550 employees in connection with our 2003 cost-reduction program. At December 31, 2004, we had terminated approximately 544 employees. Under our severance policy, in first quarter 2003, we recorded a pretax charge of $10.1 million for employee-related costs in "Other (income) expense, net" in our Consolidated Statement of Loss. We recorded these costs in accordance with the provisions of Statement 112, "Employers' Accounting for Postemployment Benefits." We recorded $9.2 million in the OfficeMax, Contract segment, $0.2 million in the Boise Paper Solutions segment and $0.7 million in our Corporate and Other segment. Employee-related costs are primarily for severance payments, most of which were paid in 2003, with the remainder paid in 2004. This item decreased net income $6.1 million for the year ended December 31, 2003.

        The reserve liability for the cost-reduction program is included in "Accrued liabilities, other" in the accompanying Consolidated Balance Sheet. Reserve liability activity related to the 2003 charge is as follows:

Employee- Related Costs
(thousands)

2003 expense recorded	$10,100
Charges against reserve	(7,800)

Balance at December 31, 2003	2,300
Charges against reserve	(1,200)
Reserves credited to income	(1,100)

Balance at December 31, 2004	$—

19.    Segment Information

        We operate our business using five reportable segments: OfficeMax, Contract; OfficeMax, Retail; Boise Building Solutions; Boise Paper Solutions and Corporate and Other. Each of these segments represents a business with differing products, services and/or distribution channels. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the company based on these segments.

        OfficeMax, Contract markets and sells office supplies and paper, technology products and office furniture through field sales people, outbound telesales, catalogs, the Internet and stores. Substantially all of the products sold by this segment, except office papers, are purchased from outside manufacturers or from industry wholesalers. Through October 29, 2004, office papers were sourced primarily from our paper operations. Since the Sale, we purchased office papers primarily from the paper operations of Boise Cascade, L.L.C., under a 12-year paper supply contract entered into as part of the Sale. (See Note 20, Commitments and Guarantees, for additional information related to the paper supply contract.)

        OfficeMax, Retail markets and sells office supplies and paper, technology products and office furniture through OfficeMax office supply superstores. These superstores feature OfficeMax Print and Document Services and FurnitureMax® in-store modules devoted to print-for-pay services and office furniture. In 2004, substantially all products sold by this segment were purchased from outside manufacturers or from industry wholesalers, except office papers. Office papers are purchased primarily from the paper operations of Boise Cascade, L.L.C., under a 12-year paper supply contract we entered into as part of the Sale.

        Boise Building Solutions manufactured, marketed and distributed various products that are used for construction. These products included structural panels (plywood and oriented strand board), engineered wood products, lumber, particleboard and building supplies. Most of these products were sold to independent wholesalers and dealers or through our own wholesale building materials distribution outlets. In connection with the Sale, we sold all of the assets included in our Boise Building Solutions segment except our facility near Elma, Washington, that manufactures integrated wood-polymer building materials. In December 2004, our board of directors authorized us to pursue the divestiture of this facility. (See Note 3, Discontinued Operations.) The following segment tables have been adjusted for this discontinued operation.

        Boise Paper Solutions manufactured, marketed and distributed uncoated free sheet papers (office papers, printing grades, forms bond, envelope papers and value-added papers), containerboard, corrugated containers, newsprint and market pulp. With the exception of newsprint, these products were sold to distributors, industrial customers and our office products business, primarily by our own sales personnel. Our office products businesses sold these products directly to large corporate, government and small and medium-sized offices. Newsprint was marketed by Abitibi-Consolidated Company of Canada. In connection with the Sale, we sold the assets included in our Boise Paper Solutions segment.

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

        No single customer accounts for 10% or more of consolidated trade sales. Our export sales to foreign unaffiliated customers were $104.0 million in 2004, $127.2 million in 2003 and $124.3 million in 2002.

        During 2004, 2003 and 2002, OfficeMax, Contract had foreign operations in Canada, Mexico, Australia and New Zealand. In 2004 and 2003, OfficeMax, Retail had foreign operations in Mexico through its 51%-owned joint venture. This segment also has operations in Puerto Rico and the U.S. Virgin Islands, which are included with our operations in the United States. Boise Building Solutions had a small wood I-joist plant in Canada that was acquired in June 2000 and a veneer and plywood plant in Brazil that started up in late 2001. We also had a 47% interest in an oriented strand board plant in Canada, which we accounted for under the equity method and sold in May 2004.

        The following table summarizes net sales and long-lived assets by geography:

	Year Ended December 31
	2004	2003	2002
	(millions)
Net sales
United States	$11,986.8	$7,291.9	$6,605.3
Foreign	1,283.4	953.2	807.0

	$13,270.2	$8,245.1	$7,412.3

Long-lived assets
United States	$3,960.8	$4,446.1	$3,332.0
Foreign	323.4	333.2	227.9

	$4,284.2	$4,779.3	$3,559.9

        Segment sales to external customers by product line are as follows:

	Year Ended December 31
	2004	2003	2002
	(millions)
OfficeMax, Contract
Office supplies and paper	$2,462.0	$2,231.6	$2,179.4
Technology products	1,403.9	1,124.7	1,021.0
Office furniture	502.9	383.3	342.9

	4,368.8	3,739.6	3,543.3

OfficeMax, Retail
Office supplies and paper	1,768.4	91.6	—
Technology products	2,308.0	161.1	—
Office furniture	404.9	30.5	—

	4,481.3	283.2	—

Total OfficeMax
Office supplies and paper	4,230.4	2,323.2	2,179.4
Technology products	3,711.9	1,285.8	1,021.0
Office furniture	907.8	413.8	342.9

	8,850.1	4,022.8	3,543.3

Boise Building Solutions
Structural panels	1,042.4	939.3	689.0
Engineered wood products	487.0	433.1	352.2
Lumber	859.5	741.0	774.4
Particleboard	58.8	54.4	66.8
Building supplies and other	785.1	679.1	564.3

	3,232.8	2,846.9	2,446.7

Boise Paper Solutions
Uncoated free sheet	425.6	614.9	669.2
Containerboard and corrugated containers	425.7	370.8	387.5
Newsprint	157.9	160.3	142.9
Market pulp and other	152.1	206.5	198.4

	1,161.3	1,352.5	1,398.0

Corporate and Other	26.0	22.9	24.3

	$13,270.2	$8,245.1	$7,412.3

        An analysis of our operations by segment is as follows:

					Selected Components of Income (Loss)
						Depreciation, Amortization, and Cost of Company Timber Harvested
	Sales
				Income (Loss) Before Taxes and Minority Interest(a)(b)	Equity in Net Income (Loss) of Affiliates				Invest- ments in Affiliates
	Trade	Inter- segment	Total				Capital Expendi- tures	Assets
	(millions)
Year Ended December 31, 2004
OfficeMax, Contract	$4,368.8	$2.0	$4,370.8	$107.0	$—	$66.7	$63.6	$2,762.5	$—
OfficeMax, Retail	4,481.3	—	4,481.3	22.7	—	86.1	85.5	2,404.9	—

	8,850.1	2.0	8,852.1	129.7	—	152.8	149.1	5,167.4	—
Boise Building Solutions	3,232.8	24.9	3,257.7	319.2	6.3	32.7	55.3	—	—
Boise Paper Solutions	1,161.3	509.1	1,670.4	38.8	—	157.2	88.0	—	—
Corporate and Other	26.0	53.6	79.6	199.8	—	12.3	5.8	2,334.0	175.9

	$13,270.2	$589.6	$13,859.8	$687.5	6.3	355.0	298.2	7,501.4	175.9
Assets held for sale	—	—	—	—	—	—	—	41.6	—
Intersegment eliminations	—	(589.6)	(589.6)	—	—	—	—	—	—
Interest expense	—	—	—	(151.9)	—	—	—	—	—
Debt retirement expense	—	—	—	(137.1)	—	—	—	—	—
Timber notes securitization	—	—	—	(19.0)	—	—	—	—	—

	$13,270.2	$—	$13,270.2	$379.5	$6.3	$355.0	$298.2	$7,543.0	$175.9

Year Ended December 31, 2003
OfficeMax, Contract	$3,739.6	$2.3	$3,741.9	$109.4	$.1	$66.1	$184.6	$1,441.3	$.1
OfficeMax, Retail	283.2	—	283.2	6.1	—	2.8	1,259.2	2,265.7	—

	4,022.8	2.3	4,025.1	115.5	.1	68.9	1,443.8	3,707.0	.1
Boise Building Solutions	2,846.9	25.0	2,871.9	125.3	8.7	45.0	51.1	849.5	44.2
Boise Paper Solutions	1,352.5	500.1	1,852.6	(13.9)	—	182.0	127.8	2,501.2	—
Corporate and Other	22.9	55.0	77.9	(45.2)	—	11.9	6.9	297.2	—

	8,245.1	582.4	8,827.5	181.7	8.8	307.8	1,629.6	7,354.9	44.3
Assets held for sale	—	—	—	—	—	—	—	98.7

Intersegment eliminations	—	(582.4)	(582.4)	—	—	—	—	(77.4)	—
Interest expense	—	—	—	(132.5)	—	—	—	—	—

	$8,245.1	$—	$8,245.1	$49.2	$8.8	$307.8	$1,629.6	$7,376.2	$44.3

Year Ended December 31, 2002
OfficeMax, Contract	$3,543.3	$2.5	$3,545.8	$123.0	$(1.0)	$63.1	$57.3	$1,266.3	$.1
Boise Building Solutions	2,446.7	23.0	2,469.7	53.3	(.6)	46.4	56.1	807.6	35.5
Boise Paper Solutions	1,398.0	480.0	1,878.0	38.6	—	185.1	106.4	2,497.4	—
Corporate and Other	24.3	51.7	76.0	(81.8)	(.8)	11.8	8.6	348.0	—

	7,412.3	557.2	7,969.5	133.1	(2.4)	306.4	228.4	4,919.3	35.6
Assets held for sale	—	—	—	—	—	—	—	92.5	—

Intersegment eliminations	—	(557.2)	(557.2)	—	—	—	—	(64.4)	—
Interest expense	—	—	—	(131.7)	—	—	—	—	—

	$7,412.3	$—	$7,412.3	$1.4	$(2.4)	$306.4	$228.4	$4,947.4	$35.6

(a)
Interest income has been allocated to our segments in the amounts of $14.1 million for 2004, $1.2 million for 2003 and $1.5 million for 2002.

(b)
See Note 4, OfficeMax, Inc. Acquisition; Note 7, Other (Income) Expense, Net; Note 12, Investments in Affiliates; and Note 18, 2003 Cost-Reduction Program, for an explanation of special items affecting our segments.

20.    Commitments and Guarantees

Commitments

        We have commitments for leases and long-term debt. (See Note 10, Leases, and Note 14, Debt.) In addition, we have purchase obligations for goods and services and capital expenditures entered into in the normal course of business.

        Pursuant to an Additional Consideration Agreement between OfficeMax and Boise Cascade, L.L.C., related to the Sale, we may be required to make substantial cash payments to, or receive substantial cash payments from, Boise Cascade, L.L.C. Under the Additional Consideration Agreement, the Sale proceeds may be adjusted upward or downward based on paper sales prices during the six years following the closing date, subject to annual and aggregate caps. Neither party will be obligated to make a payment in excess of $45 million in any one year under the agreement. Payments are also subject to an aggregate cap of $125 million that declines to $115 million in the fifth year and $105 million in the sixth year. We calculated our projected future obligation under the Additional Consideration Agreement and accrued $42 million in "Other long-term liabilities" on our Consolidated Balance Sheet. We calculated the $42 million based on the net present value of weighted average expected payments using industry paper price projections. We recorded the accrual as an adjustment to the "Gain on sale of assets" in our Consolidated Statement of Income. In future periods, we will record the changes in the fair value as an adjustment to the gain on the sale of assets, and it will affect reported net income (loss).

        In connection with the Sale, we entered into a paper supply contract with affiliates of Boise Cascade, L.L.C. under which we purchase our North American requirements for cut-size office paper, to the extent Boise Cascade, L.L.C. produces such paper, until December 2012, at prices approximating market levels. Our purchase obligations under the agreement will phase out over a four-year period beginning one year after the delivery of notice of termination, but not prior to December 31, 2012.

        We have a legal obligation to fund our defined benefit plans. The minimum required contributions to our pension plans are zero in 2005. However, we may elect to make voluntary contributions of up to $25.0 million for that year. (See Note 16, Retirement and Benefit Plans, for more information.) Our contributions may change from period to period, based on the performance of plan assets, actuarial valuations and company discretion within pension laws and regulations.

        In accordance with our joint-venture agreement, the minority owner of our subsidiary in Mexico, OfficeMax de Mexico, can require us to purchase its 49% interest in the subsidiary if earnings targets are achieved. At December 31, 2004, OfficeMax de Mexico had met these earnings targets. These earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. When the earnings targets are achieved and the minority owner elects to put its ownership interest, the purchase price would be equal to fair value, calculated based on both the subsidiary's earnings for the last four quarters before interest, taxes and depreciation and amortization and the current market multiples of similar companies. The fair value purchase price at December 31, 2004, was estimated to be $35 million to $40 million.

        Operating leases represent a significant commitment to us. We lease our store space and other property and equipment under operating leases. Our minimum lease requirements are $367.3 million for 2005, $332.5 million for 2006, $285.9 million for 2007, $257.2 million for 2008 and $231.4 million for 2009, with total payments thereafter of $904.0 million, for leases with remaining terms of more than one year. These minimum lease payments do not include contingent rental expenses that may be paid based on percentages in excess of stipulated amounts. These future minimum lease payment requirements have not been reduced by $70.3 million of minimum sublease rentals due in the future under noncancelable subleases.

Guarantees

        We provide guarantees, indemnifications and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.

        Indemnification obligations may arise from the Asset Purchase Agreement between OfficeMax Incorporated, OfficeMax Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C. and Boise Land & Timber Corp. The terms of this agreement include purchase price adjustments, which could result in additional payments by OfficeMax in the future. Additionally, OfficeMax has agreed to provide indemnification with respect to a variety of obligations. These indemnification obligations are subject, in some cases, to survival periods, deductibles and caps. At December 31, 2004, we were not aware of any material liabilities arising from these indemnifications.

        Previously, OfficeMax Incorporated guaranteed the debt used to fund our employee stock ownership plan ("ESOP") for our U.S. salaried employees. The debt was repaid in 2004. We have guaranteed tax indemnities on the ESOP debt. Although the debt was paid, under these indemnities, we would be required to pay additional amounts to the debt holders if the interest payments on the debt were determined to be taxable. Any amounts paid under this tax indemnification would be dependent upon future tax rulings and assessments by the Internal Revenue Service and are not quantifiable at this time.

        We have twelve operating leases that have been assigned to other parties but for which we remain contingently liable in the event of nonpayment by the other parties. The lease terms vary and, assuming exercise of renewal options, extend through 2032. Annual rental payments under the leases are approximately $3.4 million.

        OfficeMax Incorporated has guaranteed the obligations of OfficeMax, Contract under state workers' compensation laws. This liability is unlimited, and the annual amount of the obligations varies depending on OfficeMax, Contract's claims experience. We insure amounts in excess of $2 million per claim through third-party insurers.

        OfficeMax, Contract and OfficeMax North America have guaranteed the debt of OfficeMax Incorporated under our revolving credit agreement up to the $560 million aggregate credit limit. At December 31, 2004, there was no amount outstanding under this agreement. The agreement expires in 2005.

        OfficeMax, Contract and OfficeMax North America have guaranteed the debt of OfficeMax Incorporated under our $150 million credit agreement. At December 31, 2004, there was no amount outstanding under the agreement. The agreement expires in 2005.

        OfficeMax Incorporated and its affiliates enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, indemnifications against third-party claims arising out of arrangements to provide services to us and indemnifications in merger and acquisition agreements. It is impossible to quantify the maximum potential liability under these indemnifications. At December 31, 2004, we were not aware of any material liabilities arising from these indemnifications.

21.    Legal Proceedings and Contingencies

        OfficeMax Incorporated and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings. Some of these lawsuits and proceedings arise out of the operation of the forest products assets prior to closing of the Sale, for which OfficeMax agreed to retain responsibility. Also as part of the Sale, we agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the forest products assets prior to the closing of the Sale. We do not believe any of these retained proceedings are material to our business.

        We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar federal and state laws, or have received a claim from a private party, with respect to 15 active sites where hazardous substances or other contaminants are or may be located. All 15 active sites relate to operations either no longer owned by the company or unrelated to its ongoing operations. In most cases, we are one of many potentially responsible parties, and our alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, we have established appropriate reserves. We believe we have minimal or no responsibility with regard to several other sites. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position or results of operations.

        Over the past several years and continuing into 2005, we have been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at job sites. The claims vary widely and often are not specific about the plaintiffs' contacts with the company. None of the claims seeks damages from us individually, and we are generally one of numerous defendants. Many of the cases filed against us have been voluntarily dismissed, although we have settled some cases. The settlements we have paid have been covered mostly by insurance, and we believe any future settlements or judgments in these cases would be similarly covered. To date, no asbestos case against us has gone to trial, and the nature of these cases makes any prediction as to the outcome of pending litigation inherently subjective. At this time, however, we believe our involvement in asbestos litigation is not material to either our financial position or our results of operations.

        Five lawsuits were filed against the company during the period from January 13, 2005, to February 18, 2005, alleging violations of the Securities Exchange Act of 1934. One case was voluntarily dismissed by the plaintiff, so the following four cases are currently pending: Roth v. OfficeMax Inc., et al.; Wing v. OfficeMax Incorporated, et al.; Noyes v. OfficeMax Inc., et al.; and Smith v. OfficeMax Inc., et al. OfficeMax is named as a defendant in each complaint. The complaint in Smith also names our chief financial officer and our former chief executive officer as defendants. In addition to the defendants named in the Smith complaint, the Wing and Noyes complaints also name our chief executive officer as a defendant. The complaint in Roth names as defendants each of the defendants named in the other three cases, as well as two former officers of OfficeMax, Inc., one of whom also served as the president of our retail division until January 2005. The lawsuits allege, among other things, that the defendants made false and misleading statements, or failed to disclose allegedly material information, with respect to the company's financial performance, prospects and internal controls. The cases were filed in the United States District Court for the Northern District of Illinois, and each allegedly is brought on behalf of a putative class comprised of persons who purchased (or otherwise acquired) the company's securities during periods specified in the complaints. The complaints seek an award of an unspecified amount of compensatory damages, interest, costs, including attorneys' fees, and such equitable or other relief as the court deems just. We believe there are valid factual and legal defenses to these lawsuits and will vigorously defend all claims alleged by the plaintiffs.

        We are also involved in other litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings, including those described in the preceding paragraphs, would not materially affect our financial position or results of operations.

22.    Quarterly Results of Operations (unaudited)

        We have amended our Quarterly Reports on Form 10-Q for the quarterly periods in the fiscal year ended December 31, 2004. The purpose of the restatement is to correct the accounting for vendor income, after we determined that rebates and other payments from vendors in 2004 were not recorded in the appropriate accounting periods. As a result, income from continuing operations was overstated by approximately $7.1 million in the first quarter of 2004 and was understated by approximately $1.1 million and $1.7 million in the second and third quarters of 2004, respectively. The following information reflects the restatement.

	2004
					2003
				Fourth(c) (d)(e)(f)
	First(a)	Second(b)	Third		First(g)	Second	Third(h)	Fourth(i)(j)
	(millions, except per-share and stock price information)
Net sales	$3,529.6	$3,401.2	$3,650.9	$2,688.5	$1,853.2	$1,929.0	$2,110.6	$2,352.3
Income (loss) from continuing operations	65	55	66	48	(15)	—	38	12
Loss from discontinued operations	(6)	(4)	(4)	(47)	(4)	(4)	(5)	(5)
Income (loss) before cumulative effect of accounting changes	59	51	62	1	(19)	(4)	33	7
Net income (loss)	59	51	62	1	(28)	(4)	33	7
Net income (loss) per common share from continuing operations(k)
Basic	.72	.60	.73	.51	(.31)	(.05)	.59	.13
Diluted	.67	.58	.69	.51	(.31)	(.05)	.56	.13
Net income (loss) per common share(k)
Basic	.65	.55	.68	(.02)	(.53)	(.12)	.51	.05
Diluted	.61	.53	.64	(.02)	(.53)	(.12)	.48	.05
Common stock dividends paid per share	.15	.15	.15	.15	.15	.15	.15	.15
Common stock prices(l)
High	35.26	38.01	37.75	35.21	28.15	26.30	29.20	32.89
Low	30.64	32.29	30.14	28.58	20.72	21.48	21.48	26.96
(a)
Included a $59.9 million pretax gain for the sale of approximately 79,000 acres of timberland in western Louisiana.

(b)
Included a $46.5 million pretax gain for the sale of our 47% interest in Voyageur Panel.

(c)
Included the results of the Boise Building Solutions and Boise Paper Solutions segments through October 28, 2004. On October 29, 2004, we completed the Sale. In connection with the Sale, we recorded a $280.6 million pretax gain. We monetized the timber installment notes related to the Sale for proceeds of $1.5 billion in December 2004. At the same time, we entered into interest rate swap contracts to hedge the interest rate risk associated with the issuance of debt securities by special-purpose entities formed by the company, and in December 2004, we recorded $19.0 million of expense in "Timber note securitization."

(d)
Included $137.1 million of costs related to our early buyback of debt.

(e)
Included a $67.8 million pretax charge for the write-down of impaired assets at our Elma, Washington, manufacturing facility, which is accounted for as a discontinued operation. (See Note 3, Discontinued Operations.)

(f)
Included $15.9 million of expense in our Corporate and Other segment for one-time benefits costs granted to employees.

(g)
Included a pretax charge of $10.1 million for employee-related costs incurred in connection with the 2003 cost-reduction program. (See Note 18, 2003 Cost-Reduction Program.)

(h)
Included a net $2.9 million, one-time tax benefit related to a favorable tax ruling, net of changes in other tax items.

(i)
Included a $14.7 million pretax charge for the write-down of impaired assets at our plywood and lumber operations in Yakima, Washington. (See Note 7, Other (Income) Expense, Net.)

(j)
Included income from OfficeMax, Inc. operations for the period from December 10, 2003, through December 27, 2003, and costs, including incremental interest expense, directly related to the acquisition. The net effect of these items reduced income $4.1 million before taxes, or $2.5 million after taxes.

(k)
Quarters added together may not equal year-end amount because each quarter is calculated on a stand-alone basis.

(l)
Our common stock (symbol OMX) is traded on the New York Stock Exchange.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OfficeMax Incorporated:

        We have audited the accompanying consolidated balance sheets of OfficeMax Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OfficeMax Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OfficeMax Incorporated's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2005, expressed an unqualified opinion on management's assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

        As discussed in Note 1 and Note 8 to the consolidated financial statements, in 2003 the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations; the fair-value-based method of accounting for stock-based employee compensation using the prospective method of transition under the provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure; the guidelines established by the Financial Accounting Standards Board's (FASB) Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor; and the guidelines of FASB Interpretation No. 46, as revised, Consolidation of Variable Interest Entities.

/s/ KPMG LLP

Boise, Idaho
March 15, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OfficeMax Incorporated:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(b)), that OfficeMax Incorporated ("the Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of a material weakness identified in management's assessment associated with the control environment of an entity acquired near the end of 2003, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). OfficeMax Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management's assessment: As of December 31, 2004, deficiencies in the control environment of an entity acquired near the end of 2003 represented a material weakness in the internal control over financial reporting of OfficeMax Incorporated. This material weakness resulted from the combination of the following internal control deficiencies that, when aggregated, resulted in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions: (i) insufficient policies and procedures to ensure that employees in the merchandising department of the acquired entity acted in accordance with the Company's Code of Conduct, (ii) insufficient policies and procedures regarding the follow-up on communications from vendor(s) regarding disputed claims, including the lack of adequate segregation of duties involving initiation of transactions and dispute resolution, and (iii) inadequately trained personnel within the merchandising and accounting departments. As a result of the deficiencies, the Company overstated operating income in the first quarter of 2004 and understated operating income in the second and third quarters of 2004. The Company has restated each of the aforementioned quarters to properly reflect the appropriate accounting in each period.

In our opinion, management's assessment that OfficeMax Incorporated did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, OfficeMax Incorporated has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of OfficeMax Incorporated and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 15, 2005, which expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Boise, Idaho
March 15, 2005

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        We have had no disagreements with our independent accountants regarding accounting or financial disclosure matters.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

  As of the end of the period covered by this report, the chief executive officer and chief financial officer directed and supervised an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). The evaluation was conducted to determine whether the company's disclosure controls and procedures were effective in bringing material information about the company to the attention of senior management. Based on this evaluation, our chief executive officer and chief financial officer concluded that the company's disclosure controls and procedures were not effective in alerting them in a timely manner to material information that the company is required to disclose in its filings with the Securities and Exchange Commission, due to a material weakness in internal control associated with the control environment of an entity acquired near the end of 2003, as described below. Due to this material weakness, the company, in preparing its financial statements as of and for the year ended December 31, 2004, performed other procedures relating to accounting for vendor income to ensure that such financial statements were fairly stated, in all material respects, in accordance with U.S. generally accepted accounting principles.

  During the fourth fiscal quarter of 2004, we sold our forest products assets to Boise Cascade, L.L.C., and its affiliates. As part of this transaction we entered into a Mutual Administrative Services Agreement under which Boise Cascade, L.L.C. provides corporate staff services to OfficeMax. These services include financial, legal, human resources, and investor relations services. Because Boise Cascade L.L.C. employees were previously providing many of these services to OfficeMax, we believe neither the sale of the forest products assets nor the resulting changes in the provision of administration services have significantly affected the design or operation of our disclosure controls and procedures.

(b)
Management's Report on Internal Control over Financial Reporting

  OfficeMax's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

  Based on this assessment, management concluded that as of December 31, 2004, OfficeMax's internal control over financial reporting was not effective due to a material weakness in internal control associated with the control environment of an entity acquired near the end of 2003. This material weakness resulted from the combination of the following internal control deficiencies that, when aggregated, resulted in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions: (i) insufficient policies and procedures to ensure that employees in the merchandising department of the acquired entity acted in accordance with our Code of Conduct, (ii) insufficient policies and procedures regarding the follow-up on communications from vendor(s) regarding disputed claims, including the lack of adequate segregation of duties involving initiation of transactions and dispute resolution, and (iii) inadequately trained personnel within the merchandising and accounting departments. As a result of the deficiencies, the company overstated operating income in the first quarter of 2004 and understated operating income in the second and third quarters of 2004. The company has restated each of the aforementioned quarters to properly reflect the appropriate accounting in each period.

  KPMG LLP, our independent registered public accounting firm, has issued an audit report on management's assessment of our internal control over financial reporting. That report appears on page 100.

(c)
Background and Remediation Plan

  Our management maintains a comprehensive system of internal controls based on written policies and procedures as well as ongoing assessments. We designed our system to provide reasonable assurances that assets are safeguarded against loss or unauthorized use; that transactions are executed and recorded in accordance with management's authorization; and that fraudulent financial reporting is prevented and detected. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

  Management communicates its expectations of internal control to all employees with significant responsibilities in the financial reporting process. In addition, our internal audit staff regularly monitors our financial reporting system and the related internal accounting controls through an extensive program of audits throughout OfficeMax. As part of our system of internal controls, management selects and trains qualified people who we expect to conduct our affairs in accordance with our Code of Business Conduct and Ethics (the "Code"). We make our Code available to all our employees, and it is a key element of our system of internal controls. The Code covers, among other things, compliance with all laws, including those related to financial disclosure, potential conflicts of interest and the protection of our information and assets.

  During December of 2004, we began an investigation under the direction of the audit committee of our board of directors into claims by a vendor to our retail business that certain employees acted inappropriately in requesting promotional payments and in falsifying supporting documentation for claims billed to the vendor by the company during 2003 and 2004. The investigation, which was concluded in February 2005, confirmed that certain employees fabricated supporting documents for approximately $3.3 million in claims billed to the vendor. In addition, the investigation identified certain rebates and other payments from vendors in 2004 that were not recorded in the appropriate accounting period, because certain employees submitted inaccurate claim forms to support immediate recognition of vendor income related to future activities and over-deducted monies on payment to vendors for volume purchases (or other performance) that had not yet occurred. As a result, the company overstated operating income in the first quarter of 2004 by approximately $7.1 million and understated operating income by approximately $1.1 million and $ 1.7 million in the second and third quarters of 2004, respectively. Although the amounts of overstatement and understatement were relatively small compared to the total vendor credits and the company's cost of sales in each quarter, the company has restated quarterly income in each of the first three fiscal quarters of 2004.

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

  In addition, management intends to:

  •
  Improve the training of personnel in the accounting and merchandising departments with respect to the company's vendor income policies and practices;

  •
  Enhance the skill level, staffing and reporting authority of personnel in the accounting and merchandising departments; and

  •
  Vest a senior executive with the responsibility to review issues related to vendor credits, such as outstanding receivables and disagreements with vendors, and regularly report his or her findings directly to the audit committee.

  Although we believe the critical steps in our plan of remediation are complete, certain steps have yet to be completed and not all of the steps were tested prior to December 31, 2004. Therefore, we cannot consider them in our assessment of our control over financial reporting as of December 31, 2004. We are in the process of completing and testing the improvements and believe that these new policies and procedures will remediate the material weakness.

(d)
Changes in Internal Control over Financial Reporting

  There was no change in the company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-1(f) of the Exchange Act, other than as discussed above in connection with the material weakness, during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

(a)
None.

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors and nominees for director are presented under the caption "Board of Directors" in our proxy statement. This information is incorporated by reference.

        The following lists our executive officers covered by Section 16 of the Securities and Exchange Act of 1934 and gives a brief description of their business experiences as of February 28, 2005:

        Theodore Crumley, 59, was first elected an officer of the company on May 10, 1990. Mr. Crumley served as senior vice president and chief financial officer from 1994 until the Sale. Mr. Crumley returned as chief financial officer in January 2005. Mr. Crumley previously served as vice president and controller beginning in 1990. He joined the company in 1972.

        Phillip P. DePaul, 34, was first elected an officer of the company on November 1, 2004. Mr. DePaul has served as senior vice president and controller of the company since 2004. Mr. DePaul previously served as senior vice president and controller of OfficeMax, Inc., beginning in 2000 and director of financial planning of OfficeMax, Inc., beginning in 1998.

        George J. Harad, 60, was first elected an officer of the company on May 11, 1982. Mr. Harad served as chief executive officer of the company from 1994 until the Sale and became chairman of the board in 1995. Mr. Harad returned as chief executive officer of the company in February 2005. Mr. Harad became a director and president of the company in 1991. He joined OfficeMax in 1971.

        Michael D. Rowsey, 52, was first elected an officer of the company on February 8, 2002. Mr. Rowsey has served as president-contract of the company since 2004. Mr. Rowsey previously served as Boise Office Solutions division vice president from 2000 until 2001, and as division senior vice president in charge of logistics and strategic planning until December 2003, when he was promoted to president—contract.

        Ryan Vero, 34, was first elected as executive vice president, merchandising of the company on November 1, 2004. Mr. Vero previously served as executive vice president, merchandising and marketing of OfficeMax, Inc., beginning in 2001 and executive vice president, e-commerce/direct of OfficeMax, Inc., beginning in 1995.

        Information concerning our Audit Committee and our Audit Committee financial expert is set forth under the caption "Audit Committee Report" in our proxy statement and is incorporated by reference.

        Information concerning the procedures by which security holders may recommend nominees to our board of directors is set forth under the caption "Shareholder Nominations for Directors" in our proxy statement and is incorporated by reference.

        Information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement and is incorporated by reference.

        We have adopted a Code of Ethics that applies to all OfficeMax employees and directors, including our senior financial officers. Copies of the Code are available, free of charge, on our website at www.officemax.com, by clicking on "About us," "Investors" and then "Code of Ethics." You also may obtain copies of this Code by contacting our Corporate Communications Department, 150 Pierce Road, Itasca, Illinois 60143, or by calling 630/773-5000. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to disclose such amendments or waivers by posting the required information on our website at the address above.

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning compensation of Officemax's executive officers and directors for the year ended December 31, 2004, is presented under the captions "Compensation Tables," "Other Benefit Plans," and "Director Compensation" in our proxy statement. This information is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)
Information concerning the security ownership of certain beneficial owners as of December 31, 2004, is set forth under the caption "Stock Ownership—Ownership of More Than 5% of OfficeMax Stock" in our proxy statement and is incorporated by reference.

(b)
Information concerning the security ownership of management as of December 31, 2004, is set forth under the caption "Stock Ownership—Directors and Executive Officers" in our proxy statement and is incorporated by reference.

(c)
Our shareholders have approved all of the company's equity compensation plans, including the Director Stock Compensation Plan (the "DSCP") and 2003 OfficeMax Incentive and Performance Plan (the "OIPP"), formerly the Boise Incentive and Performance Plan. These plans are designed to further align our directors' and management's interests with the company's long-term performance and the long-term interests of our shareholders. In December 2003, our shareholders also approved an amendment increasing the number of shares of common stock available for issuance under the OIPP. The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2004.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	8,037,695	(1)	$28.28	6,480,298	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	8,037,695		$28.28	6,480,298

(1)
Includes 62,964 shares issuable under our Director Stock Compensation Plans, 123,500 shares issuable under our Director Stock Option Plan, 6,740,998 shares issuable under our Key Executive Stock Option Plan, and 1,110,233 shares issuable under the OfficeMax Incentive and Performance Plan. The Director Stock Option Plan and Key Executive Stock Option Plan have been replaced by the OfficeMax Incentive and Performance Plan. The table does not include the deferred stock unit component of our shareholder-approved 2001 Key Executive Deferred Compensation Plan. As of December 31, 2004, there were 183,446 stock units outstanding in the stock unit component of the DCP, and no units are available for future reference.

(2)
Of these shares 53,491 were issuable under the Director Stock Compensation Plan and 6,426,807 were issuable under our OfficeMax Incentive and Performance Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions during 2004 is set forth under the caption "Director Independence" in our proxy statement and is incorporated by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning principal accountant fees and services is set forth under the caption "Audit Committee Report—Audit, Audit-Related, and Other Nonaudit Services" in our proxy statement and is incorporated by reference.

 PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this Form 10-K:

(1)
Consolidated Financial Statements.

    The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Independent Auditors' Report are presented in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

    •
    Consolidated Balance Sheets as of December 31, 2004 and 2003.

    •
    Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002.

    •
    Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

    •
    Consolidated Statements of Shareholders' Equity for the years ended December 31, 2004, 2003 and 2002.

    •
    Notes to Consolidated Financial Statements.

    •
    Report of Independent Registered Public Accountant.

  (2)
  Financial Statement Schedules.

    All financial statement schedules have been omitted because they are inapplicable, not required or shown in the financial statements and notes in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

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

OfficeMax Incorporated

By	/s/ George J. Harad George J. Harad Chief Executive Officer

Dated: March 16, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities indicated, on March 16, 2005.

	Signature	Capacity
(i)	Principal Executive Officer:
	/s/ George J. Harad George J. Harad	Chief Executive Officer
(ii)	Principal Financial Officer:
	/s/ Theodore Crumley Theodore Crumley	Executive Vice President and Chief Financial Officer
(iii)	Principal Accounting Officer:
	/s/ Phillip P. DePaul Phillip P. DePaul	Senior Vice President and Controller
(iv)	Directors:
	/s/ George J. Harad George J. Harad	/s/ Brian C. Cornell Brian C. Cornell
	/s/ Claire S. Farley Claire S. Farley	/s/ Edward E. Hagenlocker Edward E. Hagenlocker
	/s/ Rakesh Gangwal Rakesh Gangwal	/s/ Jane E. Shaw Jane E. Shaw
	/s/ Gary G. Michael Gary G. Michael	/s/ Francesca Ruiz de Luzuriaga Francesca Ruiz de Luzuriaga
	/s/ A. William Reynolds A. William Reynolds	/s/ Carolyn M. Ticknor Carolyn M. Ticknor
	/s/ Warren F. Bryant Warren F. Bryant	/s/ Ward W. Woods Ward W. Woods
/s/ David M. Szymanski David M. Szymanski

Consent of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of OfficeMax Incorporated:

        We consent to the incorporation by reference in the registration statement (No. 33-28595) on the post-effective amendment No. 1 to Form S-8; registration statement (No. 33-21964) on the post-effective amendment No. 1 to Form S-8; registration statement (No. 33-31642) on Form S-8; registration statement (No. 333-105223) on Form S-8; registration statement (No. 333-37124) on Form S-8; registration statement (No. 333-41033) on the pre-effective amendment No. 1 to Form S-3; registration statement (No. 333-86425) on Form S-8; registration statement (No. 333-86427) on Form S-8; registration statement (No. 333-61106) on Form S-8; registration statement (No. 333-74450) on Form S-3; registration statement (No. 333-86362) on Form S-3; and the registration statement (No. 333-110397) on Form S-8 of OfficeMax Incorporated of our report dated March 15, 2005, with respect to the consolidated balance sheets of OfficeMax Incorporated as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which reports appear in the December 31, 2004, annual report on Form 10-K of OfficeMax Incorporated.

        Our report with respect to the consolidated balance sheets of OfficeMax Incorporated as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004, refers to the adoption of Statement of Financial Accounting Standards (SFAS) No. 143 and No. 148, Financial Accounting Standards Board's (FASB) Emerging Issues Task Force Issue No. 02-16 and FASB Interpretation No. 46, as revised, effective in 2003.

        Our report dated March 15, 2005, on management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting as of December 31, 2004, expresses our opinion that OfficeMax Incorporated did not maintain effective internal control over financial reporting as of December 31, 2004 because of the effect of a material weakness on the achievement of the objectives of the control criteria and contains an explanatory paragraph that states: As of December 31, 2004, deficiencies of the control environment of an entity acquired near the end of 2003 represented a material weakness in the internal control over financial reporting of OfficeMax Incorporated. This material weakness resulted from the combination of the following internal control deficiencies that, when aggregated, resulted in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions: (i) insufficient policies and procedures to ensure that employees in the merchandising department of the acquired entity acted in accordance with the Company's Code of Conduct, (ii) insufficient policies and procedures regarding the follow-up on communications from vendor(s) regarding disputed claims, including the lack of adequate segregation of duties involving initiation of transactions and dispute resolution, and (iii) inadequately trained personnel within the merchandising and accounting departments. As a result of the deficiencies, the Company overstated operating income in the first quarter of 2004 and understated operating income in the second and third quarters of 2004. The Company has restated each of the aforementioned quarters to properly reflect the appropriate accounting in each period.

/s/ KPMG LLP
Boise, Idaho March 15, 2005

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed with the Annual Report on Form 10-K for the Year Ended December 31, 2004

Number		Description
2.1	(1)	Agreement and Plan of Merger dated as of July 13, 2003, among Boise Cascade Corporation (now OfficeMax Incorporated), Challis Corporation, and OfficeMax, Inc.
2.2	(2)
		Asset Purchase Agreement dated July 26, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise Southern Company, Minidoka Paper Company and Forest Products Holdings, L.L.C., and Boise Land & Timber Corp.
3.1	(3)	Restated Certificate of Incorporation, as restated to date
3.2	*	Bylaws as amended March 11, 2005
4.1	(4)	Trust Indenture between Boise Cascade Corporation (now OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended
4.2	(5)	Revolving Credit Agreement—$560,000,000, dated as of March 28, 2002
4.3	(6)	Renewed Rights Agreement, amended and restated as of December 12, 2003
4.4	(7)	Purchase Contract Agreement between Boise Cascade Corporation and BNY Western Trust Company, as purchase contract agent, dated December 5, 2001
4.5	(7)
		Amended and Restated Declaration of Trust of Boise Cascade Trust I among Boise Cascade Corporation, as depositor, BNY Western Trust Company, as property trustee, and The Bank of New York (Delaware), as Delaware trustee, dated December 5, 2001
4.6	(7)	Guarantee Agreement between the Boise Cascade Corporation, as guarantor, and BNY Western Trust Company, as guarantee trustee, dated December 5, 2001
4.7	(7)
		Pledge Agreement between Boise Cascade Corporation, JPMorgan Chase Bank, as collateral agent, custodial agent, and securities intermediary, and BNY Western Trust Company, as purchase contract agent, dated December 5, 2001
9		Inapplicable
10.1	(8)	Paper Purchase Agreement between Boise White Paper, L.L.C., OfficeMax Contract, Inc., and OfficeMax North America, Inc.
10.2	(3)	Additional Consideration Agreement between Boise Cascade Corporation (now OfficeMax Incorporated) and Boise Cascade, L.L.C., dated October 29, 2004
10.3	(3)	Installment Note for $559,500,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004
10.4	(3)	Installment Note for $258,000,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Southern Company (Initial Holder) dated October 29, 2004
10.5	(3)	Installment Note for $817,500,000 between Boise Land & Timber II, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004
10.6	(3)	Guaranty by Wachovia Corporation dated October 29, 2004

10.7	(3)	Guaranty by Lehman Brothers Holdings Inc. dated October 29, 2004
10.8	(3)	Employment Agreement between Boise Cascade Office Products Corporation (now OfficeMax Contract, Inc.) and Gary Peterson dated December 10, 2003
10.9	(3)	Employment Agreement between Boise Cascade Office Products Corporation (now OfficeMax Contract, Inc.) and Phillip P. DePaul dated December 10, 2003
10.10	(9)	Employment Agreement between Boise Cascade Corporation (now OfficeMax Incorporated) and George J. Harad dated October 29, 2004, as amended
10.11	(3)	Registration Rights Agreement among Boise Cascade Corporation (now Office Max Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004
10.12	(3)	Registration Rights Agreement among Kooskia Investment Corporation, Forest Products Holdings, L.L.C., and Boise Land & Timber Holdings Corp., dated October 29, 2004
10.13	(3)	Boise Cascade Holdings, L.L.C., Operating Agreement dated October 29, 2004
10.14	(3)	Securityholders Agreement among Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004
10.15	(3)	Stockholders Agreement among Kooskia Investment Corporation, Forest Products Holdings, L.L.C., and Boise Land & Timber Holdings Corp., dated October 29, 2004.
10.16	(10)	Interest Rate Swap Agreement dated October 27, 2004, between J. Aron & Company and OfficeMax Incorporated
10.17	(10)	Interest Rate Swap Agreement dated October 27, 2004, between J. Aron & Company and Boise Southern Company
10.18	(11)
		Purchase Agreement dated December 13, 2004, between OMX Timber Finance Investments I, LLC, OMX Timber Finance Investments II, LLC, OfficeMax Incorporated, Wachovia Capital Markets, LLC, and Lehman Brothers Inc.
10.19	(11)
		Indemnification Agreement dated December 13, 2004, between Wachovia Corporation, Lehman Brothers Holdings Inc., OMX Timber Finance Investments I, LLC, OMX Timber Finance Investments II, LLC, OfficeMax Incorporated, Wachovia Capital Markets, LLC, and Lehman Brothers Inc.
10.20	(12)	Executive Savings Deferral Plan
10.21	(12)	2005 Deferred Compensation Plan
10.22	(12)	2005 Directors Deferred Compensation Plan
10.23	(12)	Directors Compensation Summary Sheet
10.24	(12)	Form of Director Restricted Stock Award Agreement
10.25	(13)	Form of OfficeMax Incorporated Nonstatutory Stock Option Agreement
10.26	(14)	Executive Life Insurance Program
10.27	(14)	Officer Annual Physical Program
10.28	(14)	Financial Counseling Program
10.29	*	Form of Amended 2005 Annual Incentive Award Agreement

10.30	*	2004 Retention Bonus Plan
10.31	*	Executive Officer Mandatory Retirement Policy
10.32	*	Form of Severance Agreement with Executive Officer (for executive officer not covered by Supplement Early Retirement Plan)
10.33	(15)	1982 Executive Officer Deferred Compensation Plan, as amended through September 26, 2003
10.34	(16)	Nonbusiness Use of Corporate Aircraft Policy, as amended
10.35	(17)	Supplemental Early Retirement Plan for Executive Officers, as amended through September 26, 2003
10.36	(17)	Boise Cascade Corporation (now OfficeMax Incorporated) Supplemental Pension Plan, as amended through September 26, 2003
10.37	*	Form of Severance Agreement with Executive Officer (for executive officer covered by Supplement Early Retirement Plan)
10.38	(17)	1984 Key Executive Stock Option Plan, as amended through September 26, 2003
10.39	(17)	1980 Split Dollar Life Insurance Plan, as amended through September 25, 2003
10.40	(17)	Form of Agreement with Executive Officers, as amended through September 26, 2003 (for executive officers who were employees of Boise Cascade Corporation)
10.41	(18)	Supplemental Healthcare Plan for Executive Officers, as amended through January 1, 2003
10.42	*	Executive Officer Severance Pay Policy
10.43	(19)	Form of Directors' Indemnification Agreement, as revised September 26, 2003
10.44	(20)	Deferred Compensation and Benefits Trust, as amended for the Form of Sixth Amendment dated May 1, 2001
10.45	(21)	Director Stock Compensation Plan, as amended through September 26, 2003
10.46	(21)	Directors Stock Option Plan, as amended through September 26, 2003
10.47	(21)	Form of Agreement with Executive Officers, as amended through September 26, 2003 (for Boise Office Solutions employees who were executive officers of Boise Cascade Corporation)
10.48	(21)	2001 Key Executive Deferred Compensation Plan, as amended through September 26, 2003
10.49	(21)	2001 Board of Directors Deferred Compensation Plan, as amended through September 26, 2003
10.50	(21)	Key Executive Performance Unit Plan, as amended through September 26, 2003
10.51	(21)	2003 Director Stock Compensation Plan, as amended through September 26, 2003
10.52	(21)	2003 Boise (now OfficeMax) Incentive and Performance Plan, as amended through December 12, 2003
10.53	*	OfficeMax Cash Incentive Plan (effective March 11, 2005) and form of 2005 Cash Incentive Award Agreement
10.54	*	Form of 2005 Restricted Stock Unit Award Agreement

11	*	Computation of Per-Share Earnings
12.1	*	Ratio of Earnings to Fixed Charges
12.2	*	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements
13		Inapplicable
14	(22)	Code of Ethics
16		Inapplicable
18		Inapplicable
21	*	Significant subsidiaries of the registrant
22		Inapplicable
23	*	Consent of KPMG LLP (see page 110)
24		Inapplicable
31.1	*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated

*
Filed with this Form 10-K.

(1)
Exhibit 2.1 was filed as Exhibit 2 in our Current Report on Form 8-K filed on July 14, 2003, and is incorporated by reference.

(2)
Exhibit 2.2 was filed as Exhibit 2 in our Current Report on Form 8-K filed on July 28, 2004, and is incorporated by reference.

(3)
Exhibit was filed under the same exhibit number in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and is incorporated by reference.

(4)
The Trust Indenture between Boise Cascade Corporation (now known as OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended, was filed as exhibit 4 in the Registration Statement on Form S-3 No. 33-5673, filed May 13, 1986. The Trust Indenture has been supplemented on seven occasions as follows: The First Supplemental Indenture, dated December 20, 1989, was filed as exhibit 4.2 in the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 No. 33-32584, filed December 20, 1989. The Second Supplemental Indenture, dated August 1, 1990, was filed as exhibit 4.1 in our Current Report on Form 8-K filed on August 10, 1990. The Third Supplemental Indenture, dated December 5, 2001, between Boise Cascade Corporation and BNY Western Trust Company, as trustee, to the Trust Indenture dated as of October 1, 1985, between Boise Cascade Corporation and U.S. Bank Trust National Association (as successor in interest to Morgan Guaranty Trust Company of New York) was filed as exhibit 99.2 in our Current Report on Form 8-K filed on December 10, 2001. The Fourth Supplemental Indenture dated October 21, 2003, between Boise Cascade Corporation and U.S. Bank Trust National Association was filed as exhibit 4.1 in our Current Report on Form 8-K filed on October 20, 2003. The Fifth Supplemental Indenture dated September 16, 2004, among Boise Cascade Corporation, U.S. Bank Trust National Association and BNY Western Trust Company was filed as exhibit 4.1 to our Current Report on Form 8-K filed on September 22, 2004. The Sixth Supplemental Indenture dated October 29, 2004, between

  OfficeMax Incorporated and U.S. Bank Trust National Association was filed as exhibit 4.1 to our Current Report on Form 8-K filed on November 4, 2004. The Seventh Supplemental Indenture, made as of December 22, 2004, between OfficeMax Incorporated and U.S. Bank Trust National Association was filed as exhibit 4.1 to our Current Report on Form 8-K filed on December 22, 2004. Each of the documents referenced in this footnote is incorporated by reference.

(5)
Exhibit 4.2 was filed as exhibit 4 in Boise's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, and is incorporated by reference.

(6)
Exhibit 4.3 was filed under the same exhibit number in our Annual Report on Form 10-K for the year ended December 31, 2003, and is incorporated by reference.

(7)
Exhibits 4.4, 4.5, 4.6, and 4.7 were filed as exhibits 99.4, 99.7, 99.9, and 99.10, respectively, in Boise's Current Report on Form 8-K filed on December 10, 2001, and are incorporated by reference.

(8)
Exhibit 10.1 was filed under the same exhibit number in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and is incorporated by reference. (Confidential treatment requested; confidential portions filed separately with the Securities and Exchange Commission.)

(9)
Exhibit 10.10 was filed under same exhibit number in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004. The First Amendment to Employment Agreement with George J. Harad was filed as exhibit 10.1 in our Current Report on Form 8-K filed on December 15, 2004. Each of the documents referenced in this footnote is incorporated by reference.

(10)
Exhibits 10.16 and 10.17 were filed as exhibits 10.1 and 10.2, respectively, in our Current Report on Form 8-K filed on November 2, 2004, and are incorporated by reference.

(11)
Exhibits 10.18 and 10.19 were filed as exhibits 10.1 and 10.2, respectively, in our Current Report on Form 8-K filed on December 17, 2004, and are incorporated by reference.

(12)
Exhibits 10.20, 10.21, 10.22, 10.23, and 10.24 were filed as exhibits 10.2, 10.3, 10.4, 10.5, and 10.6, respectively, in our Current Report on Form 8-K filed on December 15, 2004, and are incorporated by reference.

(13)
Exhibit 10.25 was filed as exhibit 10.1 in our Current Report on Form 8-K filed on January 6, 2005, and is incorporated by reference.

(14)
Exhibits 10.26, 10.27 and 10.28 were filed as exhibits 10.1, 10.2, and 10.3 in our Current Report on Form 8-K filed on February 16, 2005, and are incorporated by reference.

(15)
Exhibit 10.33 was filed as exhibit 10.4 in our Annual Report on Form 10-K for the year ended December 31, 2003, and is incorporated by reference.

(16)
Exhibit 10.34 was filed as exhibit 10.13 in our Annual Report on 10-K for the year ended December 31, 1993, and is incorporated by reference.

(17)
Exhibits 10.35, 10.36, 10.38, 10.39, and 10.40 were filed as exhibits 10.6, 10.7, 10.9, 10.10, and 10.11, respectively, in our Annual Report on 10-K for the year ended December 31, 2003, and are incorporated by reference.

(18)
Exhibit 10.41 was filed as exhibit 10.13 in our Annual Report on Form 10-K for the year ended December 31, 2002, and is incorporated by reference.

(19)
Exhibit 10.43 was filed as exhibit 10.15 in our Annual Report on Form 10-K for the year ended December 31, 2004, and is incorporated by reference.

(20)
The Deferred Compensation and Benefits Trust, as amended and restated as of December 13, 1996, was filed as exhibit 10.18 in our Annual Report on Form 10-K for the year ended December 31, 1996. Amendment No. 4, dated July 29, 1999, to the Deferred Compensation and Benefits Trust was filed as exhibit 10.18 in our Annual Report on Form 10-K for the year ended December 31, 1999. Amendment No. 5, dated December 6, 2000, to the Deferred Compensation and Benefits Trust was filed as exhibit 10.18 in our Annual Report on Form 10-K for the year ended December 31, 2000. Amendment No. 6, dated May 1, 2001, to the Deferred Compensation and Benefits Trust was filed as exhibit 10 in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001. Each of the documents referenced in this footnote is incorporated by reference.

(21)
Exhibits 10.45, 10.46, 10.47, 10.48, 10.49, 10.50, 10.51, and 10.52 were filed as exhibits 10.17, 10.18, 10.22, 10.23, 10.24, 10.25, 10.26, and 10.27, respectively, in our Annual Report on Form 10-K for the year ended December 31, 2003, and are incorporated by reference.

(22)
Our Code of Ethics can be found on our website (www.officemax.com) by clicking on "About us," "Investors" and then "Code of Ethics."

QuickLinks

Table of Contents
PART I
  ITEM 1. BUSINESS
  General Overview
  OfficeMax, Contract
  OfficeMax, Retail
  Boise Building Solutions
  Boise Paper Solutions
  Timber Resources
  Competition
  Inflationary and Seasonal Influences
  Working Capital
  Environmental Issues
  Capital Investment
  Energy
  Acquisitions and Divestitures
  Geographic Areas
  Identification of Executive Officers
  Employees
  ITEM 2. PROPERTIES
  OfficeMax, Contract
  OfficeMax, Retail
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  Shareholder Rights Plan
  Stock Repurchases
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Summary
  Sale of Paper, Forest Products and Timberland Assets
  Discontinued Operations
  OfficeMax, Inc. Acquisition
  Results of Operations, Consolidated
  Operating Results
  Segment Discussion
  OfficeMax, Contract
  OfficeMax, Retail
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
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES