Form 10-K/A
period 2004-12-31
OFFICEMAX INC
filed 2005-03-24
CIK 12978

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A

Amendment No. 1

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

OFFICEMAX INCORPORATED
FORM 10-K/A
INTRODUCTORY NOTE

        This Amendment No. 1 to annual report on Form 10-K/A ("Form 10-K/A") is being filed to amend the company's annual report on Form 10-K for the year ended December 31, 2004, which was originally filed on March 16, 2005 ("Original Form 10-K") to add one exhibit, and certain information in the Exhibit Index, that were inadvertently omitted from the Original Form 10-K. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A contains the complete text of Item 15(b) and the Exhibit Index, as amended, as well as certain currently dated certifications. Unaffected items have not been repeated in this Amendment No. 1.

        This Amendment No. 1 does not reflect events occurring after the filing of the Original Form 10-K, which was filed on March 16, 2005. Such events include, among others, the events described in the company's current reports on Form 8-K filed after the date of the Original Form 10-K. This Amendment No. 1 is effective for all purposes as of March 16, 2005.

2

ITEM 15(b) Exhibits.

  See Index to Exhibits.

3

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OfficeMax Incorporated
	By	/s/ MATTHEW R. BROAD Matthew R. Broad Executive Vice President and General Counsel
Dated: March 24, 2005

4

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
9		Inapplicable
10.1	(8)	Paper Purchase Agreement between Boise White Paper, L.L.C., OfficeMax Contract, Inc., and OfficeMax North America, Inc.
10.2	(3)	Additional Consideration Agreement between Boise Cascade Corporation (now OfficeMax Incorporated) and Boise Cascade, L.L.C., dated October 29, 2004
10.3	(3)	Installment Note for $559,500,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004
10.4	(3)	Installment Note for $258,000,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Southern Company (Initial Holder) dated October 29, 2004
10.5	(3)	Installment Note for $817,500,000 between Boise Land & Timber II, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004
10.6	(3)	Guaranty by Wachovia Corporation dated October 29, 2004
10.7	(3)	Guaranty by Lehman Brothers Holdings Inc. dated October 29, 2004
10.8	(3)	Employment Agreement between Boise Cascade Office Products Corporation (now OfficeMax Contract, Inc.) and Gary Peterson dated December 10, 2003+

10.9	(3)	Employment Agreement between Boise Cascade Office Products Corporation (now OfficeMax Contract, Inc.) and Phillip P. DePaul dated December 10, 2003+
10.10	(9)	Employment Agreement between Boise Cascade Corporation (now OfficeMax Incorporated) and George J. Harad dated October 29, 2004, as amended+
10.11	(3)	Registration Rights Agreement among Boise Cascade Corporation (now Office Max Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004
10.12	(3)	Registration Rights Agreement among Kooskia Investment Corporation, Forest Products Holdings, L.L.C., and Boise Land & Timber Holdings Corp., dated October 29, 2004
10.13	(3)	Boise Cascade Holdings, L.L.C., Operating Agreement dated October 29, 2004
10.14	(3)	Securityholders Agreement among Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004
10.15	(3)	Stockholders Agreement among Kooskia Investment Corporation, Forest Products Holdings, L.L.C., and Boise Land & Timber Holdings Corp., dated October 29, 2004.
10.16	(10)	Interest Rate Swap Agreement dated October 27, 2004, between J. Aron & Company and OfficeMax Incorporated
10.17	(10)	Interest Rate Swap Agreement dated October 27, 2004, between J. Aron & Company and Boise Southern Company
10.18	(11)
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
10.20	(12)	Executive Savings Deferral Plan+
10.21	(12)	2005 Deferred Compensation Plan+
10.22	(12)	2005 Directors Deferred Compensation Plan+
10.23	(12)	Directors Compensation Summary Sheet+
10.24	(12)	Form of Director Restricted Stock Award Agreement+
10.25	(13)	Form of OfficeMax Incorporated Nonstatutory Stock Option Agreement+
10.26	(14)	Executive Life Insurance Program+
10.27	(14)	Officer Annual Physical Program+
10.28	(14)	Financial Counseling Program+
10.29	*	Form of Amended 2005 Annual Incentive Award Agreement+
10.30	*	2004 Retention Bonus Plan+
10.31	*	Executive Officer Mandatory Retirement Policy+
10.32	*	Form of Severance Agreement with Executive Officer (for executive officer not covered by Supplement Early Retirement Plan)+

10.33	(15)	1982 Executive Officer Deferred Compensation Plan, as amended through September 26, 2003+
10.34	(16)	Nonbusiness Use of Corporate Aircraft Policy, as amended+
10.35	(17)	Supplemental Early Retirement Plan for Executive Officers, as amended through September 26, 2003+
10.36	(17)	Boise Cascade Corporation (now OfficeMax Incorporated) Supplemental Pension Plan, as amended through September 26, 2003+
10.37	*	Form of Severance Agreement with Executive Officer (for executive officer covered by Supplement Early Retirement Plan)+
10.38	(17)	1984 Key Executive Stock Option Plan, as amended through September 26, 2003+
10.39	(17)	1980 Split Dollar Life Insurance Plan, as amended through September 25, 2003+
10.40	(17)	Form of Agreement with Executive Officers, as amended through September 26, 2003 (for executive officers who were employees of Boise Cascade Corporation)+
10.41	(18)	Supplemental Healthcare Plan for Executive Officers, as amended through January 1, 2003+
10.42	*	Executive Officer Severance Pay Policy+
10.43	(19)	Form of Directors' Indemnification Agreement, as revised September 26, 2003+
10.44	(20)	Deferred Compensation and Benefits Trust, as amended for the Form of Sixth Amendment dated May 1, 2001+
10.45	(21)	Director Stock Compensation Plan, as amended through September 26, 2003+
10.46	(21)	Directors Stock Option Plan, as amended through September 26, 2003+
10.47	(21)	Form of Agreement with Executive Officers, as amended through September 26, 2003 (for Boise Office Solutions employees who were executive officers of Boise Cascade Corporation)+
10.48	(21)	2001 Key Executive Deferred Compensation Plan, as amended through September 26, 2003+
10.49	(21)	2001 Board of Directors Deferred Compensation Plan, as amended through September 26, 2003+
10.50	(21)	Key Executive Performance Unit Plan, as amended through September 26, 2003+
10.51	(21)	2003 Director Stock Compensation Plan, as amended through September 26, 2003+
10.52	(21)	2003 Boise (now OfficeMax) Incentive and Performance Plan, as amended through December 12, 2003+
10.53	*	OfficeMax Cash Incentive Plan (effective March 11, 2005) and form of 2005 Cash Incentive Award Agreement+
10.54	*	Form of 2005 Restricted Stock Unit Award Agreement+
10.55	**	Employment Agreement between Boise Cascade Office Products Corporation (now OfficeMax Contract, Inc.) and Ryan Vero dated December 10, 2003+
11	*	Computation of Per-Share Earnings
12.1	*	Ratio of Earnings to Fixed Charges
12.2	*	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements
13		Inapplicable

14	(22)	Code of Ethics
16		Inapplicable
18		Inapplicable
21	*	Significant subsidiaries of the registrant
22		Inapplicable
23	*	Consent of KPMG LLP (see page 110)
24		Inapplicable
31.1	**	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	**	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated

*
Filed with the Original Form 10-K on March 16, 2005.
**
Filed with this Amendment No. 1 on Form 10-K/A.
+
Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

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

  ITEM 15(b) Exhibits.