Form 10-Q
period 2005-03-26
OFFICEMAX INC
filed 2005-05-05
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).     Yes   ☒        No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 29, 2005
Common Stock, $2.50 par value	94,147,132

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION			3
Item 1.	Financial Statements		3
	Notes to Quarterly Consolidated Financial Statements (Unaudited)		7
	1.	Basis of Presentation	7
	2.	Sale of Paper, Forest Products and Timberland Assets	8
	3.	Discontinued Operations	8
	4.	OfficeMax, Inc., Integration	9
	5.	Net Income (Loss) Per Common Share	10
	6.	Other (Income) Expense, Net	12
	7.	Income Taxes	12
	8.	Comprehensive Income (Loss)	12
	9.	Receivables	13
	10.	Investments in Affiliates	13
	11.	Inventories	13
	12.	Deferred Software Costs	13
	13.	Goodwill and Intangible Assets	14
	14.	Debt	15
	15.	Financial Instruments	17
	16.	Retirement and Benefit Plans	18
	17.	Recently Adopted Accounting Standard	18
	18.	Segment Information	19
	19.	Commitments and Guarantees	20
	20.	Legal Proceedings and Contingencies	20
	21.	Subsequent Event	20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations		21
	Sale of Paper, Forest Products and Timberland Assets		21
	Discontinued Operations		21
	Change in Fiscal Year End		22
	Summary		22
	Segment Discussion		24
	Results of Operations, Consolidated		24
	OfficeMax, Contract		26
	OfficeMax, Retail		27
	Corporate and Other		27
	Boise Building Solutions		28
	Boise Paper Solutions		28
	Liquidity and Capital Resources		28
	Off-Balance-Sheet Activities and Guarantees		31
	Inflationary and Seasonal Influences		31
	Environmental		31
	Critical Accounting Estimates		31
	Cautionary and Forward-Looking Statements		31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk		33

Item 4.	Controls and Procedures		35

PART II - OTHER INFORMATION			37

Item 1.	Legal Proceedings		37

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds		37

Item 5	Other Information		37

Item 6.	Exhibits		37

PART I - FINANCIAL INFORMATION

ITEM 1.                FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income (Loss)
(thousands, except per-share amounts)

	Quarter Ended
	March 26, 2005	March 31, 2004
	(unaudited)
Sales	$2,322,800	$3,529,619

Costs and expenses
Materials, labor and other operating expenses	1,748,177	2,762,364
Depreciation, amortization and cost of company timber harvested	35,848	96,480
Selling and distribution expenses	439,387	506,279
General and administrative expenses	74,870	72,889
Other (income) expense, net	11,688	(46,661)
	2,309,970	3,391,351

Equity in net income of affiliates	1,302	5,067

Income from operations	14,132	143,335

Debt retirement expense	(12,155)	—
Interest expense	(31,191)	(40,652)
Interest income	31,869	484
Other, net	770	180
	(10,707)	(39,988)

Income from continuing operations before income taxes and minority interest	3,425	103,347
Income tax provision	(3,516)	(37,770)

Income (loss) from continuing operations before minority interest	(91)	65,577
Minority interest, net of income tax	(909)	(842)
Income (loss) from continuing operations	(1,000)	64,735

Discontinued operations
Operating loss	(7,025)	(9,182)
Income tax benefit	2,733	3,570
Loss from discontinued operations	(4,292)	(5,612)

Net income (loss)	(5,292)	59,123
Preferred dividends	(1,106)	(3,366)

Net income (loss) applicable to common shareholders	$(6,398)	$55,757

Basic income (loss) per common share
Continuing operations	$(0.03)	$0.72
Discontinued operations	(0.04)	(0.07)
Basic	$(0.07)	$0.65

Diluted income (loss) per common share
Continuing operations	$(0.03)	$0.67
Discontinued operations	(0.04)	(0.06)
Diluted	$(0.07)	$0.61

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands)

	March 26, 2005	March 31, 2004	December 31, 2004
	(unaudited)
ASSETS
Current
Cash and cash equivalents	$746,778	$249,679	$1,242,542
Short-term investments	92,754	—	—
Receivables, less allowances of $10,147, $10,921 and $7,012	722,434	712,074	640,381
Related party receivables	1,945	2,942	2,892
Inventories	994,173	1,588,311	1,138,167
Deferred income taxes	140,014	143,466	137,700
Assets held for sale	44,536	97,201	41,634
Other	78,001	87,474	55,446

	2,820,635	2,881,147	3,258,762

Property
Property and equipment
Land and land improvements	38,574	86,397	38,665
Buildings and improvements	313,377	869,919	313,384
Machinery and equipment	631,505	4,877,864	606,745
	983,456	5,834,180	958,794

Accumulated depreciation	(446,724)	(3,131,871)	(417,342)
	536,732	2,702,309	541,452

Timber, timberlands and timber deposits	—	306,736	—

	536,732	3,009,045	541,452

Goodwill	1,178,387	1,139,821	1,165,316
Intangible assets, net	208,272	217,201	209,958
Investments in affiliates	177,216	49,362	175,915
Timber notes receivable	1,635,000	—	1,635,000
Restricted investment	20,252	—	113,000
Deferred charges	65,700	85,712	73,408
Other assets	358,099	262,880	370,188

Total assets	$7,000,293	$7,645,168	$7,542,999

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands, except share amounts)

	March 26, 2005	March 31, 2004	December 31, 2004
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Short-term borrowings	$6,427	$70,948	$10,309
Current portion of long-term debt	112,920	47,940	97,738
Income taxes payable	—	3,341	118,077
Accounts payable
Trade	764,062	1,118,194	1,076,020
Related parties	39,228	9,329	42,001
Accrued liabilities
Compensation and benefits	153,460	302,218	167,415
Other	371,312	407,734	342,194
Liabilities related to assets held for sale	5,103	11,676	3,216

	1,452,512	1,971,380	1,856,970

Debt
Long-term debt, less current portion	454,356	2,179,202	585,082
Timber securitization notes	1,470,000	—	1,470,000
Adjustable conversion-rate equity security (ACES)	—	172,500	—
Guarantee of ESOP debt	—	19,087	—

	1,924,356	2,370,789	2,055,082

Other
Deferred income taxes	—	73,136	—
Compensation and benefits	557,402	569,073	557,488
Deferred gain on sale of assets	179,757	—	179,757
Other long-term liabilities	254,233	253,930	259,761
	991,392	896,139	997,006

Minority interest	24,467	21,617	23,463

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock — no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 1,345,120, 4,117,827 and 1,376,987 shares outstanding	60,530	185,302	61,964
Deferred ESOP benefit	—	(19,087)	—
Common stock — $2.50 par value; 200,000,000 shares authorized; 93,852,590, 87,441,759 and 93,575,557 shares outstanding	234,123	215,598	232,269
Additional paid-in capital	1,447,710	1,243,095	1,441,265
Retained earnings	1,012,385	948,976	1,019,679
Accumulated other comprehensive loss	(147,182)	(188,641)	(144,699)

Total shareholders’ equity	2,607,566	2,385,243	2,610,478

Total liabilities and shareholders’ equity	$7,000,293	$7,645,168	$7,542,999

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(thousands)

	Quarter Ended
	March 26, 2005	March 31, 2004
	(unaudited)
Cash provided by (used for) operations
Net income (loss)	$(5,292)	$59,123
Items in net income (loss) not using (providing) cash
Equity in net (income) of affiliates	(1,302)	(5,067)
Depreciation, amortization and cost of company timber harvested	35,848	98,349
Deferred income tax provision (benefit)	3,516	27,454
Minority interest, net of income tax	909	842
Pension and other postretirement benefits expense	6,819	26,936
Discontinued operations	(2,733)	3,783
Gain on sale of assets	—	(60,162)
Other	3,201	5,487
Changes other than from acquisitions of business
Receivables	(80,454)	(137,525)
Inventories	151,744	18,513
Accounts payable and accrued liabilities	(296,028)	(71,815)
Current and deferred income taxes	(113,206)	3,792
Pension and other postretirement benefits payments	—	(23,299)
Other	(33,280)	(42,382)

Cash provided by (used for) operations	(330,258)	(95,971)

Cash provided by (used for) investment
Expenditures for property and equipment	(25,375)	(67,583)
Expenditures for timber and timberlands	—	(2,754)
Investments in affiliates	—	40
Proceeds from sale of assets	—	92,827
Acquisitions of businesses	(22,272)	—
Discontinued operations	1,718	(6,945)
Other	335	(1,786)

Cash provided by (used for) investment	(45,594)	13,799

Cash provided by (used for) financing
Cash dividends paid on common stock	(13,933)	(12,888)
Short-term borrowings	(3,882)	65,760
Additions to long-term debt	—	180,039
Payments of long-term debt	(115,544)	(36,017)
Other	13,447	10,078

Cash provided by (used for) financing	(119,912)	206,972

Increase (decrease) in cash and cash equivalents	(495,764)	124,800
Cash and cash equivalents at beginning of period	1,242,542	124,879

Cash and cash equivalents at end of period	$746,778	$249,679

See accompanying notes to quarterly consolidated financial statements.

Notes to Quarterly Consolidated Financial Statements (Unaudited)

1.             Basis of Presentation

On October 29, 2004, we completed the sale of our paper, forest products and timberland assets (the “Sale”) for approximately $3.7 billion to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC.  We continue to operate our office products distribution business as our principal business.  In connection with the Sale, Boise Cascade Corporation changed its company name to OfficeMax Incorporated (“OfficeMax” or “we”).  We trade on the New York Stock Exchange under the ticker symbol OMX, and our corporate headquarters is in Itasca, Illinois.  The OfficeMax website address is www.officemax.com.

In connection with the name change, we changed the names of our office products segments to OfficeMax, Contract and OfficeMax, Retail. The Boise Cascade Corporation and Boise Office Solutions names were used in documents furnished to or filed with the Securities and Exchange Commission prior to the Sale. References made to the OfficeMax, Inc., acquisition (the “Acquisition”) and OfficeMax, Inc., integration (the “Integration”) in these notes to quarterly consolidated financial statements refer to Boise Cascade Corporation’s acquisition of OfficeMax, Inc., in December 2003 and the related integration activities.  On October 29, 2004, we invested $175 million in the securities of affiliates of Boise Cascade, L.L.C.  This investment represents continuing involvement as defined in Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, we do not show the historical results of the sold paper, forest products and timberland assets as discontinued operations.

In December 2004, our board of directors and management concluded that the company’s manufacturing facility near Elma, Washington, which was not included in the Sale, no longer fit with the company’s strategic direction.  As a result, the operations of this facility have been classified as discontinued operations, and its results of operations and cash flows have been reclassified in the consolidated financial statements.  All related footnotes to the consolidated financial statements have been adjusted to exclude the effect of the operating results of this manufacturing facility.

We have prepared the quarterly consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. These statements should be read together with the consolidated financial statements and the accompanying notes included in OfficeMax Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2004.

The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm, but in the opinion of management, we have included all adjustments necessary to present fairly the results for the periods. Amounts presented in our consolidated financial statements as of and for the quarters ended March 26, 2005, and March 31, 2004, involved estimates and accruals. Actual results may vary from those estimates. Except as may be disclosed within these “Notes to Quarterly Consolidated Financial Statements,” the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results which may be expected for a full year.

Effective March 11, 2005, we amended our bylaws to make the fiscal year-end for OfficeMax Incorporated the last Saturday in December.  Prior to this amendment, all of our segments except OfficeMax, Retail had a December 31 fiscal year-end.  Our international businesses will maintain a December 31 year-end.  We will consolidate the calendar year-end results of our international businesses with OfficeMax Incorporated’s fiscal-year results.  The first fiscal quarter of 2005 ended on March 26, 2005.  The first fiscal quarter of 2004 ended on March 31, 2004.  As a result of this change, the domestic operations of our OfficeMax, Contract segment had four fewer selling days in the first quarter of 2005 than in the first fiscal quarter of 2004.

Certain amounts in prior years’ financial statements have been reclassified to conform with the current year’s presentation. These reclassifications did not affect net income (loss).

2.             Sale of Paper, Forest Products and Timberland Assets

On October 29, 2004, we completed the Sale. The sold assets were included in our Boise Building Solutions and Boise Paper Solutions segments.  Some of the assets of these segments, such as a wood-polymer building materials facility that is included in Discontinued Operations and company-owned life insurance, are being retained by OfficeMax, as are some liabilities associated with the segments whose assets were sold, including retiree pensions and benefits, litigation, environmental remediation at selected sites and facilities previously closed.

During the quarter ended December 31, 2004, in connection with the Sale, we recorded a $280.6 million gain in the Corporate and Other segment in our Consolidated Statement of Income.  On October 29, 2004, we invested $175 million in securities of affiliates of Boise Cascade, L.L.C.  We realized note and cash proceeds of approximately $3.5 billion from the Sale, after allowing for the $175 million reinvestment and transaction-related expenses.  The consideration for the timberlands portion of the transaction included $1.6 billion of timber installment notes.  We monetized the timber installment notes in December 2004 for proceeds of $1.5 billion.

Through debt repurchases and retirements, we reduced our short-term and long-term debt to $573.7 million at March 26, 2005, excluding the $1.5 billion of timber securitization notes.

During 2004, we also announced plans to return between $800 million and $1 billion of the Sale proceeds to shareholders via common or preferred stock buybacks, cash dividends or a combination of these alternatives.  As part of this return of cash to equity-holders, we redeemed $110 million of our Series D preferred stock on November 1, 2004, and paid related accrued dividends of $3 million.  In addition, in March 2005, we announced the repurchase of up to 23.5 million shares of our common stock and the associated common stock purchase rights through a modified Dutch auction tender offer which is currently scheduled to expire on May 9, 2005.

3.             Discontinued Operations

In December 2004, our board of directors authorized management to pursue the divestiture of our facility near Elma, Washington, which manufactures integrated wood-polymer building materials.  The board of directors and management concluded that the facility no longer fit with the company’s strategic direction.  Accordingly, we have recorded the results of the facility’s operations as discontinued operations in our Consolidated Statements of Income (loss).  During the quarter ended December 31, 2004, we tested the recoverability of the long-lived assets of this facility in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and recorded a $67.8 million pretax charge for the write-down of impaired assets.  We also recorded $26.4 million of tax benefits associated with the write-down.  The write-down resulted from our review of estimated discounted future cash flows.  During the quarters ended March 26, 2005, and March 31, 2004, this facility had operating losses, net of taxes, of $4.3 million and $5.6 million, respectively.

The assets and liabilities of discontinued operations are presented in the Balance Sheets as “Assets held for sale” and “Liabilities related to assets held for sale.”  The carrying amounts of the major classes of these assets and liabilities at March 26, 2005, March 31, 2004, and December 31, 2004, were as follows:

	March 26, 2005	March 31, 2004	December 31, 2004
	(thousands)
Assets
Receivables, net	$167	$134	$117
Inventories	2,487	1,658	2,438
Property and equipment, net	21,590	93,942	21,544
Deferred income taxes and other	20,292	1,467	17,535

Assets held for sale	$44,536	$97,201	$41,634

Liabilities
Accounts payable	$972	$941	$415
Accrued liabilities and other	4,131	10,735	2,801

Liabilities related to assets held for sale	$5,103	$11,676	$3,216

4.             OfficeMax, Inc., Integration

Integration Charges

Increased scale as a result of the December 2003 OfficeMax, Inc., acquisition has allowed us to evaluate the combined office products business to determine what opportunities for consolidating operations may be appropriate. Costs related to closures and consolidation of acquired facilities identified in the integration planning process are accounted for as exit activities in connection with the Acquisition and charged to goodwill. Charges for all other closures and consolidations have been recognized in our Consolidated Statements of Income (Loss).

During the quarters ended March 26, 2005 and March 31, 2004, we charged approximately $4.6 million and $8.9 million, respectively, of integration costs to our Consolidated Statements of Income (Loss). Integration costs occurred primarily in the Contract segment as the business consolidated distribution centers, customer service centers and administrative staff.  For the quarter ended March 26, 2005, approximately $0.4 million of the costs are included in “Other (income) expense, net,” and $4.2 million are included in “Selling and distribution expenses.”  For the quarter ended March 31, 2004, approximately $6.1 million of the costs are included in “Other (income) expense, net,” and $2.8 million are included in “Selling and distribution expenses.”  Integration costs are as follows:

	Quarter Ended
	March 26, 2005	March 31, 2004
	(thousands)
Severance	$799	$4,622
Professional fees	1,026	1,433
Write-down of long-lived assets	322	1,444
Other integration costs	2,482	1,381

	$4,629	$8,880

Facility Closure Reserves

Since the OfficeMax, Inc. acquisition, we have closed 12 U.S. distribution centers and 2 customer service centers.  We expect to reduce the total number of continental U.S. distribution centers from 55 at December 31, 2003, to approximately 30 by the end of 2005.  The remaining reserve in our Consolidated Balance Sheet for costs related to this initiative was $12.8 million at March 26, 2005.

In first quarter 2004, we closed 45 OfficeMax retail facilities that were no longer strategically or economically viable.  The charges to close these facilities were accounted for as exit activities in connection with the Acquisition, and we did not recognize charges to income in our Consolidated Statements of Income (Loss).  Most of the cash expenditures for the 45 closed OfficeMax retail facilities will be made over the remaining lives of the operating leases, which range from two months to 11 years.  During 2004, we identified an additional 11 stores that were no longer strategically or economically viable.  As of March 2, 2005, 3 of these stores had been closed, with the remainder scheduled to close by the end of 2005.  At March 26, 2005, we had accrued for approximately $51.1 million of costs associated with these retail facility closures in our Consolidated Balance Sheet.

Prior to our acquisition, OfficeMax, Inc. had identified and closed underperforming facilities. As part of our purchase price allocation, at December 31, 2003, we had $58.7 million of reserves recorded for the estimated fair value of future liabilities associated with these closures. These reserves related primarily to future lease termination costs, net of estimated sublease income. Most of the expenditures for these facilities will be made over the remaining lives of the operating leases, which range from two to 15 years. At March 26, 2005, the remaining reserve in our Consolidated Balance Sheet for costs related to these closures was $49.8 million.

At March 26, 2005, approximately $32.6 million of the facility closure reserve liability was included in “Accrued liabilities, other,” and $81.1 million was included in “Other long-term liabilities.” Facility closure reserve account activity for the quarter ended March 26, 2005, was as follows:

	Lease Termination Costs	Severance	Other	Total
	(thousands)
Facility closure reserve at December 31, 2004	$117,042	$4,765	$409	$122,216
Costs incurred and charged to expense	1,055	65	—	1,120
Charges against the reserve	(8,527)	(1,143)	—	(9,670)

Facility closure reserve at March 26, 2005	$109,570	$3,687	$409	$113,666

5.             Net Income (Loss) Per Common Share

Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by weighted average shares outstanding.

	Quarter Ended
	March 26, 2005	March 31, 2004
	(thousands, except per share amounts)
Basic
Income (loss) from continuing operations	$(1,000)	$64,735
Preferred dividends (a)	(1,106)	(3,366)
Basic income (loss) before discontinued operations	(2,106)	61,369
Loss from discontinued operations	(4,292)	(5,612)

Basic income (loss)	$(6,398)	$55,757

Average shares used to determine basic income (loss) per common share	92,956	86,075

Basic income (loss) per common share:
Continuing operations	$(0.03)	$0.72
Discontinued operations	(0.04)	(0.07)

Basic income (loss) per common share	$(0.07)	$0.65

	Quarter Ended
	March 26, 2005	March 31, 2004
	(thousands, except per share amounts)
Diluted
Basic income (loss) before discontinued operations	$(2,106)	$61,369
Preferred dividends eliminated	—	3,366
Supplemental ESOP contribution	—	(3,063)
Diluted income (loss) before discontinued operations	(2,106)	61,672
Loss from discontinued operations	(4,292)	(5,612)

Diluted income (loss) (b)	$(6,398)	$56,060

Average shares used to determine basic income (loss) per common share	92,956	86,075
Restricted stock, stock options and other	—	1,883
Series D Convertible Preferred Stock	—	3,309

Average shares used to determine diluted income (loss) per common share (c)	92,956	91,267

Diluted income (loss) per common share:
Continuing operations	$(0.03)	$0.67
Discontinued operations	(0.04)	(0.06)

Diluted income (loss) per common share	$(0.07)	$0.61

(a)           The dividend attributable to our Series D Convertible Preferred Stock held by our employee stock ownership plan (ESOP) is net of a tax benefit.

(b)           Adjustments totaling $0.1 million for the quarter ended March 26, 2005 were not included in the computation of diluted income (loss) per share because the impact would have been anti-dilutive due to the net loss recognized in the quarter.

(c)           Options to purchase 7.3 million shares of common stock were outstanding during the quarter ended March 26, 2005, but were not included in the computation of diluted income (loss) per share because the impact would have been anti-dilutive due to the net loss recognized in the quarter.  Options to purchase 3.9 million shares of common stock were outstanding during the quarter ended March 31, 2004, but were not included in the computation of diluted income (loss) per share because the exercise prices of the options were greater than the average market price of the common shares.  Forward contracts to purchase 5.2 million shares of common stock were outstanding during the three months ended March 31, 2004, but were not included in the computation of diluted income (loss) per share because the securities were not dilutive under the treasury stock method.  These forward contracts were related to our adjustable conversion–rate equity security units.

6.             Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Quarter Ended
	March 26, 2005	March 31, 2004
	(thousands)
Sale of Louisiana timberlands (a)	$—	$(59,915)
Legal reserve (b)	9,800	—
Sale and write-down of Yakima assets (c)	—	7,123
OfficeMax, Inc. integration costs (Note 4)	387	6,066
Other, net	1,501	65
	$11,688	$(46,661)

(a)           In March 2004, we sold approximately 79,000 acres of timberland in western Louisiana for $84 million, and recorded a $59.9 million pretax gain in our Consolidated Statement of Income for the quarter ended March 31, 2004.

(b)           Effective in the quarter ended March 26, 2005, we established an additional legal reserve of $9.8 million, pre-tax.

(c)           In February 2004, we sold our plywood and lumber facilities in Yakima, Washington. In connection with the sale, we recorded $7.1 million of costs for the quarter ended March 31, 2004. However, the sale also resulted in a $7.4 million reduction in our estimated LIFO reserve, which we recorded in “Materials, labor and other operating expenses.”

7.             Income Taxes

Our estimated effective tax provision rate for the quarter ended March 26, 2005, was 102.7%, compared with 36.5% for the quarter ended March 31, 2004.  The difference between the statutory and effective tax rate is primarily due to the impact of non-deductible expenses, as well as the sensitivity of the rate to changing income levels and our mix of domestic and foreign sources of income.

For the quarter ended March 26, 2005, we paid income taxes, net of refunds received, of $131.2 million.  For the quarter ended March 31, 2004, we paid $5.9 million.

8.             Comprehensive Income (Loss)

Comprehensive income (loss) for the periods included the following:

	Quarter Ended
	March 26, 2005	March 31, 2004
	(thousands)
Net income (loss)	$(5,292)	$59,123

Other comprehensive income (loss)
Cumulative foreign currency translation adjustment	(2,483)	4,478
Cash flow hedges, net of tax	—	699

Comprehensive income (loss), net of income taxes	$(7,775)	$64,300

9.             Receivables

We have sold fractional ownership interests in a defined pool of trade accounts receivable.  At March 26, 2005, $114 million of sold accounts receivable were excluded from “Receivables” in our Consolidated Balance Sheet, compared with $255 million excluded at March 31, 2004, and $120 million excluded at December 31, 2004.  During third quarter 2004, in anticipation of the Sale, we stopped selling the receivables related to the sold businesses, reducing the receivables sold as a part of this program.  The portion of fractional ownership interest we retain is included in “Receivables” in the Consolidated Balance Sheets.  This program consists of a revolving sale of receivables.  The term of the arrangement is normally for 364 days.  In February 2005, we entered into a 60-day renewal of the arrangement, which was subsequently extended for another 60-day period, and will expire on June 30, 2005.  Costs related to the program are included in “Other (income) expense, net” in the Consolidated Statements of Income (Loss).  After the Sale, the maximum amount available under the accounts receivable sale agreements may not exceed $150 million.  The amount is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables.

We are currently negotiating a new revolving sale of receivables program with a group of banks and expect to have a new program in place prior to the expiration of the existing program, June 30, 2005.

10.          Investments in Affiliates

Boise Cascade, L.L.C., and Affiliates

In connection with the Sale, we invested $175 million in the securities of affiliates of Boise Cascade, L.L.C.  This investment is recorded in “Investment in affiliates” in our Consolidated Balance Sheet.  We acquired a less than 20% voting interest in the affiliates of Boise Cascade, L.L.C., and do not have the ability to significantly influence its operating and financial policies.  Accordingly, we account for the investment under the cost method.

Approximately $66 million of the securities received in connection with our investment have no voting rights.  The securities accrue dividends daily at a rate of 8% per annum on the liquidation value plus accumulated dividends, which accumulate semiannually to the extent not paid in cash on the last day of  June or December.  For the thirteen weeks ended March 26, 2005, we recorded $1.3 million of dividend income, which increased our investment balance.

Voyageur Panel

In May 2004, we sold our 47% interest in Voyageur Panel, which owned an oriented strand board plant in Barwick, Ontario, Canada, to Ainsworth Lumber Co. Ltd. for $91.2 million in cash.  Prior to the sale, we accounted for the joint venture under the equity method.  Results for the quarter ended March 31, 2004, include $5.1 million of equity in earnings from this venture.  Our investment in this venture was $49.3 million at March 31, 2004.

11.          Inventories

Inventories include the following:

	March 26, 2005	March 31, 2004	December 31, 2004
	(thousands)
Merchandise inventories	$994,173	$1,240,708	$1,138,167
Finished goods and work in process	—	207,115	—
Logs	—	26,456	—
Other raw materials and supplies	—	152,804	—
LIFO reserve	—	(38,772)	—

	$994,173	$1,588,311	$1,138,167

12.          Deferred Software Costs

We defer internal-use software costs that benefit future years. These costs are amortized on the straight-line method over the expected life of the software, typically three to five years. “Deferred charges” in the Consolidated Balance Sheets includes unamortized deferred software costs of $50.2 million, $66.0 million and $57.3 million at March 26, 2005, March 31, 2004, and December 31, 2004, respectively.  Amortization of deferred software costs totaled $7.6 million for the quarter ended March 26, 2005, and $5.9 million for the quarter ended March 31, 2004.

13.          Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. In accordance with the provisions of Statement 142, “Goodwill and Other Intangible Assets,” we assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We completed our annual assessment in accordance with the provisions of the standard during first quarter 2005 and 2004, and there was no impairment.  During the first quarter of 2005 and 2004, we also evaluated the remaining useful lives of our finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization.  We determined that no adjustments to the useful lives of our finite-lived purchased intangible assets were necessary.  The finite-lived purchased intangible assets consist of customer lists and relationships, noncompete agreements and exclusive distribution rights.  These intangible assets are discussed in more detail below.

Changes in the carrying amount of goodwill by segment are as follows:

	OfficeMax, Contract	OfficeMax, Retail	Total
	(thousands)
Balance at December 31, 2004	$505,916	$659,400	$1,165,316

Effect of foreign currency translation	(1,599)	—	(1,599)
Business acquired	14,670	—	14,670

Balance at March 26, 2005	$518,987	$659,400	$1,178,387

During first quarter 2005, our Contract segment acquired an office products distributor and we recorded $14.7 million of goodwill related to the acquisition.

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

	March 26, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,100	$—	$173,100
Customer lists and relationships	34,536	(10,706)	23,830
Noncompete agreements	12,680	(3,579)	9,101
Exclusive distribution rights	3,656	(1,415)	2,241

	$223,972	$(15,700)	$208,272

	March 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$177,000	$—	$177,000
Customer lists and relationships	33,108	(7,631)	25,477
Noncompete agreements	13,307	(1,070)	12,237
Exclusive distribution rights	3,434	(947)	2,487

	$226,849	$(9,648)	$217,201

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,100	$—	$173,100
Customer lists and relationships	34,771	(10,036)	24,735
Noncompete agreements	12,680	(2,921)	9,759
Exclusive distribution rights	3,689	(1,325)	2,364

	$224,240	$(14,282)	$209,958

Intangible asset amortization expense totaled $1.5 million for both the quarter ended March 26, 2005, and for the quarter ended March 31, 2004. The estimated annual amortization expense is $6.2 million in 2005, and $6.1 million, $6.0 million, $4.5 million, $1.7 million and $1.7 million in 2006, 2007, 2008, 2009 and 2010, respectively.

14.          Debt

Credit Agreements

In March 2002, we entered into a three-year, unsecured revolving credit agreement. The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (“LIBOR”) or the prime rate. There were no borrowings under the agreement as of March 26, 2005.  There were $63.0 million of letters of credit issued which reduced our borrowing capacity to $497.0 million as of March 26, 2005. Letters of credit issued under the terms of the revolving credit agreement were charged at a rate of 1.5%, including the facility fee.  In addition, we were charged a fee of 0.3% on the unused portion of our revolving credit balance.  We are also charged a 0.25% utilization fee when we utilize over 50% of our borrowing capacity under the agreement.  At March 26, 2005, we utilized less than 50% of our borrowing capacity.  The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio and ceiling ratio of debt to capitalization.  At March 26, 2005, we were in compliance with these covenants.  Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum.  Our net worth at March 26, 2005, exceeded the defined minimum by approximately $1.1 billion.  When the agreement expires in June 2005, any amount outstanding will be due and payable.

We are currently negotiating a new credit agreement with a group of banks that will replace the three-year unsecured revolving credit agreement when it expires on June 30, 2005. The company expects to have in place a new credit agreement before the existing credit agreement expires on June 30, 2005.

In December 2003, we entered into a 19-month, unsecured credit agreement with 13 major financial institutions.  Under the agreement, we borrowed $150 million at variable interest rates based on either the LIBOR or the prime rate.  Borrowings under the credit agreement were paid in full on October 29, 2004, with the proceeds from the Sale.

Timber Notes

In October 2004, OfficeMax sold its timberlands as part of the Sale.  In exchange for the timberlands, we received credit-enhanced installment timber notes in the amount of $1.6 billion which were credit enhanced with guarantees.  The guarantees were issued by financial institutions and were secured by the pledge of underlying collateral notes.  Subsequently, in December 2004, we executed a securitization transaction in which, through two bankruptcy remote subsidiaries, we pledged the installment notes and related guarantees and issued securitization notes in the amount of $1.5 billion.  Recourse on the securitization notes is limited to the pledged timber notes.  The timber notes are 15-year non-amortizing.  There are two notes that total $817.5 million bearing interest at 4.982% payable semiannually and another note in the amount of $817.5 million bearing interest at 5.112% payable semiannually.  The securitization notes are also 15-year non-amortizing, and were issued in two equal $735 million tranches paying interest of 5.42% and 5.54% semiannually.

As a result of these transactions, OfficeMax received $1.5 billion in cash from the bankruptcy remote special-purpose entities, and over the course of the next 15 years will receive approximately $82.5 million per year in interest income and will incur interest expense of approximately $80.5 million per year for 15 years.  The pledged timber notes and nonrecourse securitization notes will mature in 2020 and 2019, respectively.  The securitization notes have an initial term that is approximately three months shorter than the installment notes.  The company expects to refinance its ownership of the installment notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the securitization notes to the maturity of the installment notes.

The guidance related to the accounting for the securitization is complex and open to interpretation.  The entities issuing the installment notes are variable-interest entities (the “VIE’s”) under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.”  The holder of the installment notes is considered to be the primary beneficiary, and therefore, the VIE’s are consolidated with the securitization note issuers.  Although we believe an argument can be made that the consolidation of the VIE’s as a result of this transaction does not disqualify the securitization note issuers from being qualified special purpose entities (the “QSPE’s”), as described in FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” we have concluded that consolidating the VIE’s does disqualify the securitization note issuers from meeting this guidance.  As a result, the securitization note issuers are required to consolidate with their ultimate parent, OfficeMax Incorporated.

Note Agreements

In August 2003, we issued $50 million of 7.45% medium-term notes due in 2011.  The proceeds of the notes were used for general corporate purposes.  On November 5, 2004, we purchased $49.6 million of these notes pursuant to a tender offer for these securities.  At March 26, 2005, $0.4 million was outstanding.

In October 2003, we issued $300 million of 6.50% senior notes due in 2010 and $200 million of 7.00% senior notes due in 2013.  Net proceeds from the senior notes were used to repay borrowings under our revolving credit agreement, to provide cash for the OfficeMax, Inc. transaction and to fund other general corporate purposes.  We paid approximately $9.1 million in fees and expenses associated with the senior notes transaction.  The fees are being amortized over the terms of the senior notes.  At the time of issuance, the senior note indentures contained a number of restrictive covenants.  Because of the subsequent transactions described below, substantially all of the restrictive covenants have been eliminated through the execution of supplemental indentures and replaced with covenants found in the base indenture that are applicable to our medium term notes and other public debt.  Those covenants include a limitation on mergers and similar transactions, a restriction on secured transactions involving Principal Properties, as defined, and a restriction on sale and leaseback transactions involving Principal Properties.

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

On December 23, 2004, both Moody’s Investors Service, Inc., and Standard & Poor’s Rating Services upgraded the credit rating on our 7.00% senior notes to investment grade.  The upgrades were the result of actions the company undertook to collateralize the notes by granting the noteholders a security interest in $113 million in principal amount of General Electric Capital and Bank of America Corp. notes maturing in 2008.  These notes, subject to the security interest, are recorded as a “Restricted Investment” on our Balance Sheets.  As a result of these ratings upgrades, the senior note covenants have been replaced with the covenants found in our other public debt.

During first quarter 2005, we purchased and cancelled $87.3 million of the 7.00% senior notes.  As a result, $92.8 million of the $113 million in principal amount of General Electric Capital and Bank of America Corp. notes were released from the security interest granted the 7.00% noteholders.  Accordingly, $92.8 million of these securities have been classified as “Short-term investments” as of March 26, 2005.

Adjustable Conversion-Rate Equity Securities

In December 2001, we issued 3,450,000 7.50% adjustable conversion-rate equity security units (ACES) to the public at an aggregate offering price of $172.5 million. The units traded on the New York Stock Exchange under the ticker symbol BEP. At the time of issuance, there were two components of each unit. Investors received a preferred security issued by Boise Cascade Trust I (the “Trust”), a statutory business trust whose common securities were owned by the company, with a liquidation amount of $50. These preferred securities were mandatorily redeemable in December 2006. Investors also entered into a contract to purchase $50, common shares of the company, subject to a collar arrangement.  The Trust used the proceeds from the offering to purchase debentures issued by Boise Cascade Corporation (now OfficeMax Incorporated).  These debentures were 7.50% senior, unsecured obligations that mature in December 2006.

On September 16, 2004, we dissolved the Trust and distributed the debentures to the unit holders in exchange for their preferred securities. Also on that date, the remarketing of $144.5 million of these debentures was completed. In connection with the remarketing, the 7.50% interest rate on the debentures was reset to 2.75% over the average of the interbank offered rates for three-month LIBOR on the third business day before the prior quarter’s interest payment date. The rate of 2.75% over LIBOR will decrease (or increase) by 0.25% if at any time Standard and Poor’s Corporation and Moody’s Investor Service, Inc. raise (or lower) their ratings of the debentures. The first interest payment on the debentures at the reset rate was made on December 16, 2004, at a rate of 4.62% per annum. On November 5, 2004, we repurchased $144.5 million of these debentures pursuant to an offer to purchase these securities. We made an open market purchase of an additional $15.2 million of the debentures in December.  The remaining $12.8 million of the debentures were repurchased in February 2005.

On December 16, 2004, holders of our adjustable conversion-rate equity security units received 1.5689 of our common shares upon settlement of each purchase contract resulting in the issuance of a total of 5,412,705 shares.  We received $50 per unit, or $172.5 million, as a result of the settlement of the purchase contracts.

Other

Changes in short-term borrowings represent net changes in notes payable.  At March 26, 2005, and at March 31, 2004, we had $6.4 million and $70.9 million of short-term borrowings outstanding, respectively.  The minimum and maximum amounts of combined short-term borrowings outstanding were $0.1 million and $9.3 million during the quarter ended March 26, 2005, and were $6.2 million and $70.9 million during the quarter ended March 31, 2004.  The average amounts of short-term borrowings outstanding during the quarters ended March 26, 2005, and March 31, 2004, were $5.0 million and $22.3 million respectively.  The average interest rate for these borrowings was 1.3% for the quarter ended March 31, 2004.

Cash payments for interest, net of interest capitalized, were $14.4 million and $34.4 million for the quarters ended March 26, 2005, and March 31, 2004.

Previously, OfficeMax guaranteed the debt used to fund our employee stock ownership plan (the “ESOP”), that was part of the Savings and Supplemental Retirement Plan for our U.S. salaried employees.  The debt was repaid in 2004.  We have guaranteed tax indemnities on the ESOP debt.  Although the debt was paid, under these indemnities, we would be required to pay additional amounts to the debt holders if the interest payments on the debt were determined to be taxable.  Any amounts paid under this tax indemnification would be dependent upon future tax rulings and assessments by the Internal Revenue Service and are not quantifiable at this time.

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

See Note 15, Financial Instruments, in “Item 8. Financial Statements and Supplementary Data” in OfficeMax Incorporated’s 2004 Annual Report on Form 10-K and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-Q for more information about our financial market risk.

16.          Retirement and Benefit Plans

The following represents the components of net periodic pension and postretirement benefit costs in accordance with the revised FASB Statement No. 132, “Employers’ Disclosures About Pensions and Other Postretirement Benefits:”

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	March 26, 2005	March 31, 2004	March 26, 2005	March 31, 2004
	(thousands)
Service cost	$240	$7,641	$182	$479
Interest cost	18,816	26,279	1,059	1,616
Expected return on plan assets	(21,034)	(25,198)	—	—
Recognized actuarial loss	7,407	9,740	130	286
Amortization of prior service costs and other	—	6,113	19	(170)

Company-sponsored plans	5,429	24,575	1,390	2,211
Multiemployer pension plans	—	150	—	—

Net periodic benefit cost	$5,429	$24,725	$1,390	$2,211

There are no minimum pension plan contribution requirements in 2005.  However, the company may elect to make voluntary contributions.

17.          Recently Adopted Accounting Standard

In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (Statement No. 123R).  This statement requires the use of the fair-value method to recognize in the income statement the fair value on the grant date of stock options and other equity-based compensation issued to employees, and it eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic-value method of accounting prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement No. 123, as originally issued.  In April 2005, the SEC amended Regulation S-X regarding the date for compliance with Statement No. 123R.  This statement becomes effective for us beginning the first quarter of 2006.  Since January 1, 2003, we have used the fair-value method of accounting for stock options and other equity-based compensation issued to employees.

18.          Segment Information

Effective first quarter 2005, we report our ongoing business results using three reportable segments:  OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other. The first quarter 2004 financial data in this report includes the results of the Boise Building Solutions and Boise Paper Solutions segments.  As part of the October 2004 Sale, we invested $175 million in the securities of affiliates of Boise Cascade, L.L.C.  This investment represents continuing involvement as defined in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, we do not show the historical results of the Boise Building Solutions and Boise Paper Solutions segments as discontinued operations.  We account for our investment in the securities of affiliates of Boise Cascade, L.L.C., under the cost method of accounting.

OfficeMax, Contract, markets and sells office supplies and paper, technology products and solutions and office furniture through field salespeople, outbound telesales, catalogs, the Internet and office products stores.  OfficeMax, Retail, markets and sells office supplies and paper, print and document services, technology products and solutions and office furniture through office supply superstores.  Boise Building Solutions manufactured, marketed and distributed various products that are used for construction, while Boise Paper Solutions manufactured, marketed and distributed uncoated free sheet papers, containerboard, corrugated containers, newsprint and market pulp.  Corporate and Other includes support staff services and related assets and liabilities.  The segments’ profits and losses are measured on operating profits before interest income and expense, income taxes, minority interest, extraordinary items and cumulative effect of accounting changes.

An analysis of our operations by segment is as follows:

				Income (Loss)
				Before Taxes
	Sales			and Minority
	Trade	Intersegment	Total	Interest
	(thousands)
Quarter Ended March 26, 2005
OfficeMax, Contract	$1,124,441	$—	$1,124,441	$18,362 (a)
OfficeMax, Retail	1,198,359	—	1,198,359	22,860
Corporate and Other	—	—	—	(26,320)
	2,322,800	—	2,322,800	14,902

Debt retirement expense	—	—	—	(12,155)
Interest expense	—	—	—	(31,191)
Interest income	—	—	—	31,869

	$2,322,800	$—	$2,322,800	$3,425

Quarter Ended March 31, 2004
OfficeMax, Contract	$1,119,552	$555	$1,120,107	$34,382
OfficeMax, Retail	1,220,992	—	1,220,992	16,926
Corporate and Other	7,799	14,301	22,100	(13,197)
	2,348,343	14,856	2,363,199	38,111

Boise Building Solutions	843,699	7,805	851,504	77,604
Boise Paper Solutions	337,577	137,895	475,472	27,800 (b)
	3,529,619	160,556	3,690,175	143,515

Intersegment eliminations	—	(160,556)	(160,556)	—
Interest expense				(40,652)
Interest income	—	—	—	484

	$3,529,619	$—	$3,529,619	$103,347

(a)    Effective in the quarter ended March 26, 2005, we established an additional legal reserve of $9.8 million, pre-tax.

(b)    Includes a $59.9 million pre-tax gain from the sale of approximately 79,000 acres of timberland in western Louisiana

19.          Commitments and Guarantees

Commitments

As described in Note 10, Leases, and Note 14, Debt, of “Item 8.  Financial Statements and Supplementary Data” in our 2004 Annual Report on Form 10-K, we have commitments for leases and long-term debt.  In addition, we have purchase obligations for goods and services and capital expenditures entered into in the normal course of business.  During the quarter ended March 26, 2005, there have been no material changes to our contractual obligations outside the ordinary course of our business.

Guarantees

We provide guarantees, indemnifications and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.”  Note 21, Commitments and Guarantees, of “Item 8.  Financial Statements and Supplementary Data” in our 2004 Annual Report of Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees and the maximum potential undiscounted amounts of future payments we could be required to make.  During the quarter ended March 26, 2005, there have been no material changes to our guarantees, indemnifications and assurances to others outside the ordinary course of our business.

20.          Legal Proceedings and Contingencies

In our 2004 Annual Report on Form 10-K we described claims under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws with respect to 15 active sites where hazardous substances or other contaminants are or may be located.  The number of active sites is now 14.

We are involved in litigation and administrative proceedings arising in the normal course of our business.  In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position or results of operations.  For information concerning legal proceedings and contingencies, see OfficeMax Incorporated’s 2004 Annual Report on Form 10-K.

21.          Subsequent Event

On March 29, 2005, the company’s board of directors authorized the repurchase of up to 23.5 million shares of the company’s common stock, including the associated common stock purchase rights, at a purchase price not greater than $34.00 nor less than $30.00 per share.  We are offering to repurchase shares through a modified Dutch auction tender offer, which is currently scheduled to expire on May 9, 2005.

ITEM 2.            MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Sale of Paper, Forest Products and Timberland Assets

On October 29, 2004, we completed the sale of our paper, forest products and timberland assets (the “Sale”) for approximately $3.7 billion to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC.  The sold assets are included in our Boise Building Solutions and Boise Paper Solutions segments.  Some of the assets of these segments, such as a wood-polymer building materials facility that is included in Discontinued Operations, and company-owned life insurance, are being retained by OfficeMax, as are some liabilities associated with the segments whose assets we sold, including retiree pensions and benefits, litigation, environmental remediation at selected sites and facilities previously closed.

During the quarter ended December 31, 2004, in connection with the Sale, we recorded a $280.6 million gain in our Corporate and Other segment in our Consolidated Statement of Income.  On October 29, 2004, we invested $175 million in securities of affiliates of Boise Cascade, L.L.C.  This investment represents continuing involvement as defined in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, we do not show the historical results of the sold paper, forest products and timberland assets as discontinued operations.  We realized note and cash proceeds of approximately $3.5 billion from the Sale, after allowing for the $175 million reinvestment and transaction-related expenses.  The consideration for the timberlands portion of the transaction included $1.6 billion of timber installment notes.  We monetized the timber installment notes in December 2004 for proceeds of $1.5 billion.

Discontinued Operations

In December 2004, our board of directors authorized management to pursue the divestiture of our facility near Elma, Washington, which manufactures integrated wood-polymer building materials.  The board of directors and management concluded that the facility no longer fit with the company’s strategic direction.  Accordingly, we have recorded the results of the facility’s operations as discontinued operations in our Statement of Income (Loss).  During the quarter ended December 31, 2004, we tested the recoverability of the long-lived assets of this facility in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and recorded a $67.8 million pretax charge for the write-down of impaired assets.  We also recorded $26.4 million of tax benefits associated with the write-down.  The write-down resulted from our review of estimated discounted future cash flows.  During the quarters ended March 26, 2005, and March 31, 2004, this facility had operating losses, net of taxes, of $4.3 million and $5.6 million, respectively.

The assets and liabilities of discontinued operations are presented in the Balance Sheets as “Assets held for sale” and “Liabilities related to assets held for sale.”  The carrying amounts of the major classes of these assets and liabilities at March 26, 2005, March 31, 2004, and December 31, 2004, were as follows:

	March 26, 2005	March 31, 2004	December 31, 2004
	(thousands)
Assets
Receivables, net	$167	$134	$117
Inventories	2,487	1,658	2,438
Property and equipment, net	21,590	93,942	21,544
Deferred income taxes and other	20,292	1,467	17,535

Assets held for sale	$44,536	$97,201	$41,634

Liabilities
Accounts payable	$972	$941	$415
Accrued liabilities and other	4,131	10,735	2,801

Liabilities related to assets held for sale	$5,103	$11,676	$3,216

Change in Fiscal Year End

Effective March 11, 2005, we amended our bylaws to make the fiscal year end for OfficeMax Incorporated the last Saturday in December.  Prior to this amendment, all of our segments except OfficeMax, Retail had a December 31 fiscal year-end.  Our international businesses will maintain a December 31 year-end.  We will consolidate the calendar year-end results of our international businesses with OfficeMax Incorporated’s fiscal-year results.  The first fiscal quarter of 2005 ended on March 26, 2005.  The first fiscal quarter of 2004 ended on March 31, 2004.  As a result of this change, the domestic operations of our OfficeMax, Contract segment had four fewer selling days in the first quarter of 2005 than in the first fiscal quarter of 2004.  Year-over-year comparisons of same-location sales are calculated based on an equal number of selling days in each year.

Summary

The following discussion contains statements about our future financial performance.  These statements are only predictions. Our actual results may differ materially from these predictions. In evaluating these statements, you should review the section of this report entitled “Cautionary and Forward-Looking Statements.”

Financial Performance

Sales in first quarter 2005 were $2,322.8 million compared with $3,529.6 million in the first quarter of 2004.    The decrease in sales in first quarter 2005 compared with the prior year’s first quarter was primarily due to sales of our Boise Building Solutions and Boise Paper Solutions segments.  The assets of these segments, along with the timberland assets, were included in the October 2004 Sale to affiliates of Boise Cascade, L.L.C.

First quarter 2005 net loss was $5.3 million, or 7 cents per diluted share.  During the quarter ended March 26, 2005, we recorded costs for one-time severance payments, partially offset by a settlement gain from a previous asset sale.  Together, these items amounted to a net expense of $8.7 million.  Also during the first quarter of 2005, we established an additional legal reserve of $9.8 million.  Net of taxes, the legal reserve, which was recorded in our Contract segment, increased the net loss by $7.9 million.  During first quarter 2005, we expensed $12.2 million of costs related to the early retirement of debt.  For first quarter 2004, we reported net income of $59.1 million, or 61 cents per diluted share.  First quarter 2004 results included a pretax gain of $59.9 million, or $36.6 million and 40 cents per diluted share after taxes, from the sale of 79,000 acres of timberland in Louisiana.

OfficeMax, Contract and OfficeMax, Retail

In our combined OfficeMax office products business, which includes the Contract and Retail segments, sales decreased 1% compared with the same quarter a year ago.  Total sales in the first quarter of 2005 were affected by a change in the fiscal quarter end for our domestic Contract operations.  As a result, our Contract segment had four fewer selling days in the first quarter of 2005 compared to the first quarter of 2004.  Same-location sales in the first quarter for our combined Retail and Contract segments, adjusted for the difference in selling days year-over-year in the Contract segment, increased 2%.

In the first quarter of 2005, our combined OfficeMax, Contract and Retail segments reported operating income of $41.2 million, compared to $51.3 million in the first quarter of 2004.  First quarter 2005 operating income for the combined Contract and Retail segments includes the impact of establishing the additional legal reserve and fewer selling days in our domestic Contract operations.

Boise Building Solutions and Boise Paper Solutions

Assets of the Boise Building Solutions and Boise Paper Solutions segments were included in the October 29, 2004 sale of our paper, forest products and timberland assets to affiliates of Boise Cascade, L.L.C.  First quarter 2004 results include the operations of the Boise Building Solutions and Boise Paper Solutions segments.  Combined segment sales for first quarter 2004 were $1,327.0 million and operating income was $105.4 million.

Integration Charges

Increased scale as a result of our December 2003 acquisition of OfficeMax, Inc., has allowed us to evaluate the combined office products business to determine what opportunities for consolidating operations may be appropriate.  Closures and consolidation of acquired facilities identified in the integration planning process are accounted for as exit activities in connection with the Acquisition and charged to goodwill.  Charges for all other closures and consolidations have been recognized in our Consolidated Statements of Income (Loss).

During the quarters ended March 26, 2005 and March 31, 2004, we charged approximately $4.6 million and $8.9 million of integration costs to our Consolidated Statements of Income (Loss).  Integration costs occurred primarily in the Contract segment as the business consolidated distribution centers, customer service centers and administrative staff.  For the quarter ended March 26, 2005, approximately $0.4 million of the costs are included in “Other (income) expense, net,” and $4.2 million are included in “Selling and distribution expenses.”  For the quarter ended March 31, 2004, approximately $6.1 million of the costs are recorded in “Other (income) expense, net,” and $2.8 million are recorded in “Selling and distribution expenses.”  Integration costs are as follows:

	Quarter Ended
	March 26, 2005	March 31, 2004
	(thousands)
Severance	$799	$4,622
Professional fees	1,026	1,433
Write-down of long-lived assets	322	1,444
Other integration costs	2,482	1,381

	$4,629	$8,880

Facility Closure Reserves

Since the OfficeMax, Inc. acquisition, we have closed 12 U.S. distribution centers and 2 customer service centers.  We expect to reduce the total number of continental U.S. distribution centers from 55 at December 31, 2003, to approximately 30 by the end of 2005.  The remaining reserve in our Consolidated Balance Sheet for costs related to this initiative was $12.8 million at March 26, 2005.

In first quarter 2004, we closed 45 OfficeMax retail facilities that were no longer strategically or economically viable.  The charges to close these facilities were accounted for as exit activities in connection with the Acquisition, and we did not recognize charges to income in our Consolidated Statements of Income (Loss).  Most of the cash expenditures for the 45 closed OfficeMax retail facilities will be made over the remaining lives of the operating leases, which range from two months to 11 years.  During 2004, we identified an additional 11 stores that were no longer strategically or economically viable.  As of March 26, 2005, 3 of these stores had been closed, with the remainder scheduled to close by the end of 2005.  At March 26, 2005, we had accrued for approximately $51.1 million of costs associated with these retail facility closures in our Consolidated Balance Sheet.

Prior to our acquisition, OfficeMax, Inc. had identified and closed underperforming facilities. As part of our purchase price allocation, at December 31, 2003, we had $58.7 million of reserves recorded for the estimated fair value of future liabilities associated with these closures. These reserves related primarily to future lease termination costs, net of estimated sublease income. Most of the expenditures for these facilities will be made over the remaining lives of the operating leases, which range from two to 15 years. At March 26, 2005, the remaining reserve in our Consolidated Balance Sheet for costs related to these closures was $49.8 million.

At March 26, 2005, approximately $32.6 million of the facility closure reserve liability was included in “Accrued liabilities, other,” and $81.1 million was included in “Other long-term liabilities.” Facility closure reserve account activity for the quarter ended March 26, 2005, was as follows:

	Lease Termination Costs	Severance	Other	Total
	(thousands)
Facility closure reserve at December 31, 2004	$117,042	$4,765	$409	$122,216
Costs incurred and charged to expense	1,055	65	—	1,120
Charges against the reserve	(8,527)	(1,143)	—	(9,670)

Facility closure reserve at March 26, 2005	$109,570	$3,687	$409	$113,666

Segment Discussion

Effective first quarter 2005, we report our ongoing business results using three reportable segments:  OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other. The first quarter 2004 financial data in this report includes the results of the Boise Building Solutions and Boise Paper Solutions segments.  As part of the October 2004 Sale, we invested $175 million in the securities of affiliates of Boise Cascade, L.L.C.  This investment represents continuing involvement as defined in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, we do not show the historical results of the Boise Building Solutions and Boise Paper Solutions segments as discontinued operations.  We account for our investment in the securities of affiliates of Boise Cascade, L.L.C., under the cost method of accounting.

OfficeMax, Contract, markets and sells office supplies and paper, technology products and solutions and office furniture through field salespeople, outbound telesales, catalogs, the Internet and office products stores.  OfficeMax, Retail, markets and sells office supplies and paper, print and document services, technology products and solutions and office furniture through office supply superstores.  Boise Building Solutions manufactured, marketed and distributed various products that are used for construction, while Boise Paper Solutions manufactured, marketed and distributed uncoated free sheet papers, containerboard, corrugated containers, newsprint and market pulp.  Corporate and Other includes support staff services and related assets and liabilities.  The segments’ profits and losses are measured on operating profits before interest income and expense, income taxes, minority interest, extraordinary items and cumulative effect of accounting changes.

Results of Operations, Consolidated

	Quarter Ended
	March 26, 2005	March 31, 2004
	(millions, except per share amounts)
Sales	$2,322.8	$3,529.6

Income from continuing operations before income taxes and minority interest	$3.4	$103.3
Net income (loss)	$(5.3)	$59.1

Diluted income (loss) per common share
Continuing operations	$(0.03)	$0.67
Discontinued operations	(0.04)	(0.06)
Diluted	$(0.07)	$0.61

	(percentage of sales)
Materials, labor and other operating expenses	75.3%	78.3%
Selling and distribution expenses	18.9%	14.3%
General and administrative expenses	3.2%	2.1%

Operating Results

Total sales decreased by $1,206.8 million to $2,322.8 compared with the same quarter a year ago.  The sales decline in the first quarter of 2005 was primarily due to sales of our Boise Building Solutions and Boise Paper Solutions segments that were included in 2004 but not in the first quarter of 2005. Assets of these segments, along with our timberland assets, were included in the October 2004 Sale.  For more information about our segment results, see the discussion of each segment below.

First quarter materials, labor and other operating expenses decreased as a percentage of sales to 75.3%, compared with 78.3% in first quarter 2004.  First quarter 2005 selling and distribution expenses were 18.9% compared with 14.3% a year ago.  The variances are largely attributable to the Sale.  The Contract and Retail segments operate with both higher gross margins and higher selling and distribution expenses than the Boise Building Solutions and Boise Paper Solutions segments.

General and administrative expense in the quarter ended March 26, 2005 increased 1.1%, primarily due to one-time severance payments recorded in 2005, as well as higher costs from employee retirement benefits and retention programs and expenses related to the transition of support staff services from Boise Cascade, L.L.C. to OfficeMax Incorporated.

In first quarter 2005, we reported $11.7 million of expense in “Other (income) expense, net.”  Other (income) expense, net for first quarter 2005 included a $9.8 million charge, pre-tax, to establish an additional legal reserve.  In first quarter 2004, “Other (income) expenses, net” was $46.7 million of income and included a $59.9 million pretax gain for the sale of approximately 79,000 acres of timberland located in western Louisiana, offset by approximately $6.1 million of OfficeMax, Inc. integration costs in our OfficeMax Contract and Retail segments, $7.1 million of costs related to the sale of our Yakima, Washington, plywood and lumber facilities and other miscellaneous income and expense items.

Equity in net income of affiliates was $1.3 million in first quarter 2005, compared with $5.1 million in the first quarter of 2004.  The variance was due to equity in earnings of Voyageur Panel, which was included in first quarter 2004 results.  Our investment in this venture was $49.3 million at March 31, 2004.  We sold our 47% interest in Voyageur Panel to Ainsworth Lumber Co. Ltd., for $91.2 million in cash in May 2004.

Interest expense was $31.2 million for the quarter ended March 26, 2005.  Interest expense for the quarter ended March 31, 2004, was $40.7 million.  The decrease in interest expense was due to lower debt levels in first quarter 2005, as a result of debt repurchases and retirements subsequent to first quarter 2004, using proceeds from the Sale.  For the first quarter 2005, interest expense includes approximately $20.1 million of interest recognized as a result of consolidating the issuers of $1,470 million of timber securitization notes.  The interest expense associated with the timber securitization notes is offset by interest income of $20.6 million earned on the timber notes receivable.  The interest income on the timber notes receivable is included in interest income and is not netted against the related interest expense in our Consolidated Statement of Income (Loss).

Interest income was $31.9 million for first quarter 2005, and $0.5 million for first quarter 2004.  Excluding the interest income earned on the timber notes receivable, interest income was $11.3 million.  The increase in interest income is due to the increase in cash and short-term investments following the October 2004 Sale.  As previously announced, we expect to return approximately $800 million of the Sale proceeds to shareholders, and our board of directors has authorized the repurchase of 23.5 million shares of our common stock and the associated common stock purchase rights through a modified Dutch auction tender offer currently scheduled to expire on May 9, 2005.

Our estimated effective tax provision rate for the quarter ended March 26, 2005 was 102.7%, compared with 36.5% for the quarter ended March 31, 2004.  The difference between the estimated tax rates is primarily due to the impact of non-deductible expenses, costs for one-time severance payments, partially offset by a settlement from a previous asset sale, as well as the sensitivity of the rate to changing income levels and our mix of domestic and foreign sources of income.

First quarter 2005 income (loss) from continuing operations decreased $65.7 million before the effect of discontinued operations compared with the same period a year ago.  The decrease resulted primarily from the Sale.  The 2004 results included $105.4 million of segment income related to the assets sold.  Offsetting the lower segment income was higher interest income and lower interest expense and tax provisions.

OfficeMax, Contract

	Quarter Ended
	March 26, 2005	March 31, 2004
	(millions)
Sales	$1,124.4	$1,120.1
Segment income	$18.4	$34.4

Sales by Product Line
Office supplies and paper	$646.8	$642.0
Technology products	$351.9	$351.7
Office furniture	$125.7	$126.4

Sales by Geography
United States	$840.4	$853.3
International	$284.0	$266.8

Sales growth	0%	19%
Same-location sales growth	6%	9%

	(percentage of sales)
Gross profit margin	22.3%	24.3%
Operating expenses	20.7%	21.3%
Operating profit margin	1.6%	3.1%

Operating Results

Sales for our OfficeMax, Contract segment were $1,124.4 million in the first quarter of 2005, or approximately flat with the first quarter of 2004.  Contract sales were reduced by having four fewer selling days than in the comparable prior year quarter.  Adjusted for the difference in selling days, year-over-year same-location sales in the first quarter of 2005 increased 6%.

Our first quarter E-commerce sales increased 14.3% over first quarter 2004, and represented 54.1% of the contract segment’s total sales.  E-commerce transactions resulted in approximately $608 million of first quarter 2005 sales.

In first quarter 2005, our gross profit margin decreased 2.0% of sales, compared with first quarter 2004.  The decrease in gross profit margin resulted from weaker gross margins from our Canadian operations, the effect of phasing in new account growth and lags in passing through rising paper costs.

In first quarter 2005, our operating expense was 20.7% of sales, down from 21.3% reported in first quarter 2004.  Operating expense for the first quarter 2005 includes the impact of establishing the additional legal reserve of $9.8 million.  Excluding the impact of the additional legal reserve, operating expenses improved as a percentage of sales due to lower promotion and marketing costs, payroll and integration expenses partially offset by our investment to expand our middle market sales force.

Other (income) expense, net for the first quarter 2005 for our contract segment included a $9.8 million charge to establish the legal reserve.

Segment income decreased $16.0 million in first quarter 2005, compared with the same period a year ago.  Excluding the $9.8 million charge to establish the additional legal reserve, segment income decreased $6.2 million.  The decrease was attributable to weaker results in Canada, lower gross margins in the U.S. and the impact of our investment to expand our middle market sales force, partially offset by savings from lower promotion and marketing costs, payroll and integration expenses.

OfficeMax, Retail

	Quarter Ended
	March 26, 2005	March 31, 2004
	(millions)
Sales	$1,198.4	$1,221.0
Segment income	$22.9	$16.9

Sales by Product Line
Office supplies and paper	$461.3	$470.1
Technology products	$630.8	$640.2
Office furniture	$106.3	$110.7

Sales by Geography
United States	$1,155.1	$1,180.5
International	$43.3	$40.5

Sales growth	(2)%	1	%(a)
Same-location sales growth	(1)%	3	%(a)

	(percentage of sales)
Gross profit margin	26.4%	25.1%
Operating expenses	24.5%	23.7%
Operating profit margin	1.9%	1.4%

(a)           Sales growth and same-location sales growth for the quarter ended March 31, 2004 are calculated as if the OfficeMax, Inc. acquisition had been completed as of the beginning of fiscal year 2003.

Operating Results

Sales for our OfficeMax, Retail segment were $1,198.4 million in the first quarter of 2005, representing a 2% decline from the first quarter of 2004.  Same-location sales in the first quarter of 2005 decreased 1% from the first quarter of 2004.  In the first quarter of 2005, more targeted promotional activity, focused primarily on our small business customers, reduced sales but increased gross profit and margin compared to the first quarter 2004.  OfficeMax, Retail operating expenses increased 0.8% of sales year-over-year primarily as a result of increased employee benefit costs.

For the first quarter 2005, OfficeMax, Retail reported operating income of $22.9 million, a 36% increase over the $16.9 million reported in the first quarter of 2004.  Operating margin for our OfficeMax, Retail segment was 1.9% in the first quarter 2005, compared with 1.4% in the first quarter 2004.  The year-over-year increase in operating income in our Retail segment was primarily due to increased gross margin, partially offset by an increase in operating expenses.

Corporate and Other

In the first quarter of 2005, net Corporate and Other expenses were $26.3 million compared to $13.2 million in the first quarter of 2004.  The increase in net Corporate and Other expenses in the first quarter of 2005 primarily reflects costs for one-time severance payments, partially offset by a settlement gain from a previous asset sale.  Together, these items amounted to a net expense of $8.7 million in the first quarter of 2005.  The remaining increase in net Corporate and Other expenses was due to higher costs for employee retirement benefits and retention programs as well as expenses related to the transition of support staff services from Boise Cascade, L.L.C. to OfficeMax Incorporated.

Boise Building Solutions

Quarter Ended March 31, 2004
(millions)

Sales	$851.5
Segment income	$77.6

Operating Results

Assets of this segment were included in the October 29, 2004 sale of our paper, forest products and timberland assets to affiliates of Boise Cascade, L.L.C.  During the three months ended March 31, 2004, Boise Building Solutions earned $77.6 million from operations on sales of $851.5 million, excluding the discontinued operations of the Elma, Washington facility.

Segment results for the quarter ended March 31, 2004, do not include the sales of Voyageur Panel, our 47% owned joint venture in Barwick, Ontario, Canada.  We accounted for the joint venture under the equity method.  Accordingly, segment results include $5.1 million of equity in earnings in first quarter 2004.  Our investment in this venture was $49.3 million at March 31, 2004.  Together with the other shareholders, in April 2004, we reached an agreement with Ainsworth Lumber Co. Ltd. for its purchase of Voyageur Panel for approximately $193 million, plus certain other contingent payments.

Boise Paper Solutions

Quarter Ended March 31, 2004
(millions)

Sales	$475.5
Segment income	$27.8

Operating Results

Assets of this segment were included in the October 29, 2004 sale of our paper, forest products and timberland assets to affiliates of Boise Cascade, L.L.C.  Boise Paper Solutions reported income of $27.8 million in first quarter 2004.  Sales for the three months ended March 31, 2004, were $475.5 million.

On March 31, 2004, we sold approximately 79,000 acres of timberland located in western Louisiana for $84 million and recorded a $59.9 million pretax gain in “Other (income) expense, net.”

Liquidity and Capital Resources

                As of March 26, 2005, we had $746.8 million of cash and cash equivalents, $92.8 million of short-term investments and $573.7 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes.  We also had $20.3 million of restricted investments on deposit which offset a portion of the outstanding debt.  During 2004, we paid down $1.6 billion of our debt, primarily with the proceeds of the Sale, and expensed $137.1 million of costs related to the early retirement of debt.  We expensed an additional $12.2 million of costs related to the early retirement of debt during first quarter 2005.  A significant portion of the premiums paid with respect to the debt we paid down was the result of the current low interest rate environment in the market.  In connection with the company’s plans to ultimately return between $800 million and $1 billion of the Sale proceeds to shareholders via common or preferred stock buybacks, cash dividends, or a combination of these alternatives, we redeemed $110 million of our Series D preferred stock on November 1, 2004, and paid related accrued dividends of $3 million.  In addition, in March 2005, we announced the repurchase of up to 23.5 million shares of our common stock and the associated common stock purchase rights, through a modified Dutch auction tender offer currently scheduled to expire on May 9, 2005.

Our ongoing cash requirements are expected to be funded through a combination of cash flow from operations and seasonal borrowings under revolving credit facilities.

Operating Activities

For the quarter ended March 26, 2005, operations used $330.3 million in cash, compared with $96.0 million used for the three months ended March 31, 2004.  For the quarter ended March 26, 2005, items included in net income (loss) provided $41.0 million of cash, and changes in working capital items used $371.3 million.  For the three months ended March 31, 2004, net income provided $156.7 million of cash, offset by $252.7 million of unfavorable working capital and other items.

We have sold fractional ownership interests in a defined pool of trade accounts receivable.  At March 26, 2005, $114 million of sold accounts receivable were excluded from “Receivables” in our Consolidated Balance Sheet, compared with $255 million excluded at March 31, 2004.  During third quarter 2004, in anticipation of the sale of our paper, forest products and timberland assets, we stopped selling the receivables related to these businesses, reducing the receivables sold as part of this program subsequent to the end of that quarter.

During the period of January 1 through October 28, 2004, some of our employees were covered by noncontributory defined benefit pension plans.  Effective July 31, 2004, we spun off the portion of each plan attributable to active employees in the forest products businesses.  Effective October 29, 2004, under the terms of the asset purchase agreement with affiliates of Boise Cascade, L.L.C., we transferred sponsorship of the spun-off plans to Boise Cascade, L.L.C. and only those terminated, vested employees and retirees whose employment with us ended on or before July 31, 2004, and some active OfficeMax, Contract employees were covered under the plans remaining with us.  The assets of the pension plans are invested primarily in common stocks, fixed-income securities and cash equivalents.  The market performance of these investments affects our recorded pension obligations, expense and cash contributions.  In 2004, we made cash contributions to our pension plans totaling $279.8 million.  The asset purchase agreement with affiliates of Boise Cascade, L.L.C., required us to fully fund the transferred spun-off plans on an accumulated-benefit-obligation basis using a 6.25% liability discount rate.  Since our active employees, who are covered by the retained plans, as well as all of the inactive participants, are no longer accruing additional benefits, we expect our future contributions to these plans to be greatly reduced.  The minimum required contributions are zero in 2005.  However, the company may elect to make voluntary contributions.

Our ratio of current assets to current liabilities was 1.94:1 at March 26, 2005, compared with 1.46:1 at March 31, 2004, and 1.75:1 at December 31, 2004.

Investment Activities

Cash used for investment was $45.6 million for the first quarter of 2005, compared with cash provided of $13.8 million for the first three months of 2004.  Cash expenditures consisted of $25.4 million for property and equipment and $22.3 million for the acquisition of an office products distributor in our Contract segment.

We expect our capital investments in 2005 to total between $180 million and $200 million.  Our capital spending in 2005 will be for leasehold improvements, new stores, quality and efficiency projects, replacement projects and integration projects.

Financing Activities

Cash used for financing was $119.9 million for the quarter ended March 26, 2005, compared with cash provided of $207.0 million for the quarter ended March 31, 2004.  Dividend payments totaled $13.9 million and $12.9 million, respectively, for the quarters ended March 26, 2005, and March 31, 2004.  In both years, our quarterly dividend was 15 cents per common share.

Short-term borrowings totaled $6.4 million and $70.9 million, respectively, at March 26, 2005, and March 31, 2004.  During the quarter ended March 26, 2005, we repaid a total of $115.5 in long-term debt.  Additions to long-term debt for the three months ended March 31, 2004, included $180.0 million under our revolving credit agreement.  Payments of long-term debt in this period included $35.0 million of medium-term notes.

Excluding the timber securitization notes, at March 26, 2005, and March 31, 2004, we had $573.7 million and $2.5 billion, respectively, of debt outstanding.  At December 31, 2004, we had $693.1 million of debt outstanding.  Excluding the timber notes, our debt-to-equity ratio was .22:1 and 1.04:1 at March 26, 2005 and March 31, 2004, and .27:1 at December 31, 2004.  Our March 26, 2005, debt-to-equity ratio decreased, compared with the March 31, 2004 ratio, because of the significant decrease in debt in 2004, excluding the timber securitization notes.

Our debt structure consists of credit agreements, note agreements and other borrowings.  See Note 14, Debt, of the Notes to Consolidated Financial Statements in “Item 8.  Financial Statements and Supplementary Data” of our 2004 Annual Report on Form 10-K for a listing of our debt.  For more information, also see “Contractual Obligations” and “Disclosures of Financial Market Risks” in “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2004 Annual Report on Form 10-K.

Credit Agreements

In March 2002, we entered into a three-year, unsecured revolving credit agreement.  The agreement permits us to borrow as much as $560 million at variable interest rates based on either the London Interbank Offered Rate (“LIBOR”) or the prime rate.  There were no borrowings under the agreement at March 26, 2005.  There were $63.0 million of letters of credit issued which reduced our borrowing capacity to $497.0 million as of March 26, 2005.  Letters of credit issued under the terms of the revolving credit agreement were charged at a rate of 1.5%, including the facility fee.  In addition, we were charged a fee of 0.3% on the unused portion of our revolving credit balance.  We are also charged a 0.25% utilization fee when we utilize over 50% of our borrowing capacity under the agreement.  At March 26, 2005, we utilized less than 50% of our borrowing capacity.  The revolving credit agreement contains customary conditions to borrowing, including compliance with financial covenants relating to minimum net worth, minimum interest coverage ratio and ceiling ratio of debt to capitalization.  At March 26, 2005, we were in compliance with these covenants.  Under this agreement, the payment of dividends depends on the existence and amount of net worth in excess of the defined minimum.  Our net worth at March 26, 2005 exceeded the defined minimum by approximately $1.1 billion.  When the agreement expires in June 2005, any amount outstanding will be due and payable.

We are currently negotiating a new credit agreement with a group of banks that will replace the three-year unsecured revolving credit agreement when it expires on June 30, 2005.  The company expects to have in place a new credit agreement before the existing credit agreement expires on June 30, 2005.

In December 2003, we entered into a 19-month, unsecured credit agreement with 13 major financial institutions.  Under the agreement, we borrowed $150 million at variable interest rates based on either the LIBOR or the prime rate.  Borrowings under the credit agreement were paid in full on October 29, 2004, with the proceeds from the Sale.

Timber Notes

In October 2004, OfficeMax sold its timberlands as part of the Sale.  In exchange for the timberlands, we received credit-enhanced installment timber notes in the amount of $1,635 million which were credit enhanced with guarantees.  The guarantees were issued by financial institutions and were secured by the pledge of underlying collateral notes.  Subsequently, in December 2004, we executed a securitization transaction in which, through two bankruptcy remote subsidiaries, we pledged the installment notes and related guarantees and issued securitization notes in the amount of $1,470 million.  Recourse on the securitization notes is limited to the pledged timber notes.  The timber notes are 15-year non-amortizing.  There are two notes that total $817.5 million bearing interest at 4.982% payable semiannually, and another note in the amount of $817.5 million bearing interest at 5.112% payable semiannually.  The securitization notes are also 15-year non-amortizing, and were issued in two equal $735 million tranches paying interest of 5.42% and 5.54% semiannually.

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

Adjustable Conversion-Rate Equity Securities

In December 2001, we issued 3,450,000 7.50% adjustable conversion-rate equity security units (ACES) to the public at an aggregate offering price of $172.5 million. The units traded on the New York Stock Exchange under the ticker symbol BEP.  At the time of issuance, there were two components of each unit.  Investors received a preferred security issued by Boise Cascade Trust I (the “Trust”), a statutory business trust whose common securities were owned by the company, with a liquidation amount of $50.  These preferred securities were mandatorily redeemable in December 2006.  Investors also entered into a contract to purchase for $50, common shares of the company, subject to a collar arrangement.  The Trust used the proceeds from the offering to purchase debentures issued by Boise Cascade Corporation (now OfficeMax Incorporated).  These debentures were 7.50% senior, unsecured obligations that mature in December 2006.

On September 16, 2004, we dissolved the Trust and distributed the debentures to the unit holders in exchange for their preferred securities.  Also on that date, the remarketing of $144.5 million of these debentures was completed.  In connection with the remarketing, the 7.50% interest rate on the debentures was reset to 2.75% over the average of the interbank offered rates for three-month LIBOR on the third business day before the prior quarter’s interest payment date.  The rate of 2.75% over LIBOR will decrease (or increase) by 0.25% if at any time Standard and Poor’s Corporation and Moody’s Investor Service, Inc. raise (or lower) their ratings of the debentures.  The first interest payment on the debentures at the reset rate was made on December 16, 2004, at a rate of 4.62% per annum.  On November 5, 2004, we repurchased $144.5 million of these debentures pursuant to an offer to purchase these securities.  We made an open market purchase of an additional $15.2 million of the debentures in December.  The remaining $12.8 million of the debentures were repurchased in February 2005.

On December 16, 2004, holders of our adjustable conversion-rate equity security units received 1.5689 of our common shares upon settlement of each purchase contract resulting in the issuance of a total of 5,412,705 shares.  We received $50 per unit, or $172.5 million, as a result of the settlement of the purchase contracts.

Other

Previously, OfficeMax guaranteed the debt used to fund our employee stock ownership plan (the “ESOP”) that was part of the Savings and Supplemental Retirement Plan for our U.S. salaried employees.  The debt was repaid in 2004.  We have guaranteed tax indemnities on the ESOP debt.  Although the debt was paid, under these indemnities, we would be required to pay additional amounts to the debt holders if the interest payments on the debt were determined to be taxable.  Any amounts paid under this tax indemnification would be dependent upon future tax rulings and assessments by the Internal Revenue Service and are not quantifiable at this time.

Off-Balance-Sheet Activities and Guarantees

For information on off-balance-sheet activities and guarantees, see OfficeMax Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2004.  At March 26, 2005, there had been no material changes to our contractual obligations outside the ordinary course of business or material changes to the guarantees disclosed in our 2004 Annual Report on Form 10-K.

Inflationary and Seasonal Influences

We believe that neither inflation nor deflation has had a material effect on our financial condition or results of operations; however, there can be no assurance that we will not be affected by inflation or deflation in the future.  The company’s business is seasonal, with OfficeMax, Retail showing a more pronounced seasonal trend than OfficeMax, Contract.  Sales in the second quarter and summer months are historically the slowest of the year.  Sales are stronger during the first, third and fourth quarters that include the important new-year office supply restocking month of January, the back-to-school period and the holiday selling season, respectively.

Environmental

For information on environmental issues, see OfficeMax Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2004.

Critical Accounting Estimates

For information on critical accounting estimates, see OfficeMax Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2004.

Cautionary and Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects, are forward-looking statements.  You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate” and other similar expressions.  You can find examples of these statements throughout this report, including the Summary section.  We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report.  We have listed below inherent risks and uncertainties that could cause our actual results to differ materially from those we project.  We do not assume an obligation to update any forward-looking statement.

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

Our quarterly operating results are subject to fluctuation.  Our quarterly operating results have fluctuated in the past and are likely to do so in the future.  Factors that may contribute to these quarter-to-quarter fluctuations could include the effects of seasonality, our level of advertising and marketing, new store openings, changes in product mix and competitors’ pricing.  These quarterly fluctuations could have an adverse effect on both our operating results and the price of our common stock.

Our operating results may be adversely affected if we are unable to attract and retain key personnel.  We lost members of our senior management team during the first quarter of 2005, including our former Chief Executive and Chief Financial Officers.  Although we have replaced our Chief Executive Officer, we may not be able to continue to attract and retain other key personnel in the future.  The inability to continue to attract and retain senior management and other key personnel could adversely affect our operating results.

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

Interest Rate Swaps

On October 27, 2004, OfficeMax and its subsidiary, OfficeMax Southern Company, each entered into an interest rate swap contract with J. Aron & Company, an affiliate of Goldman, Sachs & Co. The contracts were entered into to hedge the interest rate risk associated with the issuance of debt securities by special-purpose entities formed by the company.  The special-purpose entities hold the $1.6 billion of 15-year timberland installment notes received in the Sale.  The company issued nonrecourse debt from the special-purpose entities in order to monetize a significant portion of the value of the notes received.

The OfficeMax swap was for a notional amount of $1.2 billion and the OfficeMax Southern Company swap was for a notional amount $232 million.  We paid $19.0 million to settle the contracts on December 16, 2004, in conjunction with the issuance of the securitized timber notes.  The settlement amount was determined based on the settlement-date market value of a 15-year floating-to-fixed-rate interest rate swap with a fixed-rate level of 4.97% and resulted from a decrease in interest rates during the period the swaps were outstanding.

In April and May 2004, we entered into two interest rate swaps with notional amounts of $50 million each.  These swaps converted $100 million of fixed-rate 7.50% debentures to variable-rate debt based on six-month LIBOR plus approximately 3.9% for the April swap and 3.8% for the May swap.  In March 2002, we entered into an interest rate swap with a notional amount of $50 million.  This swap converted $50 million of fixed-rate 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%.  The effective interest rate at March 31, 2004, was 3.5%.  In September 2004, we settled the swaps in anticipation of tendering for the underlying debt instruments.  These swaps were designated as fair value hedges of a proportionate amount of the fixed-rate debentures.  The swaps and debentures were marked to market, with changes in the fair value of the instruments recorded in “Income (loss).”  These swaps were effective in hedging the changes in the fair value of the hedged item; accordingly, changes in the fair value of these instruments had no net effect on our reported net income (loss).

In February 2001, we entered into two interest rate swaps with notional amounts of $50 million each, one that matured in February 2003 and one that matured in February 2004.  In November 2001, we entered into an interest rate swap with a notional amount of $50 million that matured in November 2004.  The swaps hedged the variable cash flow risk from the variable interest payments on $100 million of our LIBOR-based debt in 2004 and 2003.  The effective interest rate from the swaps at March 31, 2004 was 2.4%.  Changes in the fair value of these swaps, net of taxes, were recorded in “Accumulated other comprehensive loss” and reclassified to “Interest expense” as interest expense was recognized on the LIBOR-based debt.  Amounts reclassified for the three months ended March 31, 2004 increased interest expense by $0.6 million.  Ineffectiveness related to these hedges was not significant.

Utility Swaps

Effective January 2004, we entered into two electricity swaps that converted 7 and 36 megawatts of usage per hour to a fixed price.  These swaps expired December 31, 2004.  These swaps were designated as cash flow hedges.  The changes in the fair value of the swaps, net of taxes, were recorded in “Accumulated other comprehensive loss” in our Consolidated Balance Sheet.  Ineffectiveness related to these swaps was not significant.

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

Additional Consideration Agreement

Pursuant to an Additional Consideration Agreement between OfficeMax and Boise Cascade, L.L.C., related to the Sale, we may be required to make substantial cash payments to, or receive substantial cash payments from, Boise Cascade, L.L.C.  Under the Additional Consideration Agreement, the transaction proceeds may be adjusted upward or downward based on paper prices during the six years following the closing date of the Sale, subject to annual and aggregate caps.  Neither party will be obligated to make a payment in excess of $45 million in any one year under the agreement.  Payments are also subject to an aggregate cap of $125 million that declines to $115 million in the fifth year and $105 million in the sixth year.  We calculated our projected future obligation under the Additional Consideration Agreement and accrued $42 million in “Other long-term liabilities” on our Consolidated Balance Sheet.  We calculated the $42 million based on the net present value of weighted average expected payments using industry paper price projections.  We recorded the accrual as an adjustment to the “Gain on sale of assets” in our Consolidated Statement of Income (Loss).  As of March 26, 2005, the net present value of our projected future obligation was $42.7 million.

ITEM 4.            CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the chief executive officer and chief financial officer directed and supervised an evaluation of the design and operation of our disclosure controls and procedures ( as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The evaluation was conducted to determine whether the company’s disclosure controls and procedures were effective in bringing material information about the company to the attention of senior management.  Based on this evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were not effective in alerting them in a timely manner to material information that the company is required to disclose in its filings with the Securities and Exchange Commission due to a material weakness in internal control associated with the control environment of an entity acquired near the end of 2003.  This material weakness resulted from the combination of the following internal control deficiencies that, when aggregated, resulted in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions:  (i) insufficient policies and procedures to ensure that employees in the merchandising department of the acquired entity acted in accordance with our Code of Business Conduct and Ethics (the “Code”), (ii) insufficient policies and procedures regarding the follow-up on communications from vendor(s) regarding disputed claims, including the lack of adequate segregation of duties, involving initiation of transactions and dispute resolution, and (iii) inadequately trained personnel within the merchandising and accounting departments.  As a result of these deficiencies, the company overstated operating income in the first quarter of 2004 and understated operating income in the second and third quarters of 2004.  The company has restated the financial information for each of the aforementioned quarters to properly reflect the appropriate accounting in each period.

(b)          Background and Remediation Plan

Our management maintains a comprehensive system of internal controls based on written policies and procedures as well as ongoing assessments.  We designed our system to provide reasonable assurance that assets are safeguarded against loss or unauthorized use; that transactions are executed and recorded in accordance with management’s authorization; and that fraudulent financial reporting is prevented and detected.  All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management communicates its expectations of internal control to all employees with significant responsibilities in the financial reporting process.  In addition, our internal audit staff regularly monitors our financial reporting system and the related internal accounting controls through an extensive program of audits throughout OfficeMax.  As part of our system of internal controls, management selects and trains qualified people who we expect to conduct our affairs in accordance with our Code.  We make our Code available to all our employees, and it is a key element of our system of internal controls.  The Code covers, among other things, compliance with all laws, including those related to financial disclosure, potential conflicts of interest and the protection of our information and assets.

During December 2004, we began an investigation under the direction of the audit committee of our board of directors into claims by a vendor to our retail business that certain employees acted inappropriately in requesting promotional payments and in falsifying supporting documentation for claims billed to the vendor by the company during 2003 and 2004.  The investigation, which was concluded in February 2005, confirmed that certain employees fabricated supporting documents for approximately $3.3 million in claims billed to the vendor.  In addition, the investigation identified certain rebates and other payments from vendors in 2004 that were not recorded in the appropriate accounting period, because certain employees submitted inaccurate claim forms to support immediate recognition of vendor income related to future activities and over-deducted monies on payment to vendors for volume purchases (or other performance) that had not yet occurred.  As a result, the company overstated operating income in the first quarter of 2004 by approximately $7.1 million and understated operating income by approximately $1.1 million and $1.7 million in the second and third quarter of 2004, respectively.  Although the amounts of overstatement and understatement were relatively small compared to the total vendor credits and the company’s cost of sales in each quarter, the company has restated quarterly income in each of the first three fiscal quarters of 2004.

The company has initiated action steps designed to make improvements to processes and controls that we believed would remediate the material weakness.  Through the end of first quarter 2005, the company has:

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

In addition, management is:

•      Improving the training of personnel in the accounting and merchandising departments with respect to the company’s vendor income policies and practices;

•      Enhancing the skill level, staffing and reporting authority of personnel in the accounting and merchandising departments; and

•      Taking steps to vest a senior executive with the responsibility to review issues related to vendor credits, such as outstanding receivables and disagreements with vendors, and regularly report his or her findings directly to the audit committee.

Although we believe the critical steps in our plan of remediation are complete, certain steps have yet to be completed and not all of the steps were tested prior to December 31, 2004.  Therefore, we were unable to consider them in our assessment of our control over financial reporting as of December 31, 2004.  We are in the process of implementing and testing the improvements and believe that these new policies and procedures will remediate the material weakness.

Effective first quarter 2005, the company transitioned to a new computerized accounting system that it had completed installing during fourth quarter 2004.  Management believes that the necessary steps have been taken to monitor and maintain appropriate internal controls during this transition period.

(c)          Changes in Internal Control Over Financial Reporting

There was no other change in the company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-1(f) of the Exchange Act, during the first fiscal quarter, other than as discussed above in connection with the remediation of the material weakness identified during fourth quarter 2004, and in connection with the company’s conversion to a new computerized accounting system, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.            LEGAL PROCEEDINGS

(c)           For information concerning legal proceedings, see Note 20 to Notes to Quarterly Consolidated Financial Statements (Unaudited) herein and OfficeMax Incorporated’s Annual Report on Form 10–K for the year ended December 31, 2004.

ITEM 2.            UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Information concerning our stock repurchases during the quarter ended March 26, 2005, is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

January 1 – January 22, 2005	154	$30.00	154	4,252,366
January 23 – February 19, 2005	153	$31.33	153	4,252,213
February 20 – March 26, 2005	100	$33.96	100	4,252,113
Total	407	$31.47	407	4,252,113

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

In March 2005, we announced the repurchase of up to 23.5 million shares of our common stock, and the associated common stock purchase rights, through a modified Dutch auction tender offer which is currently scheduled to expire on May 9, 2005.

ITEM5.             OTHER INFORMATION

On May 3, 2005, the company issued a press release, which is attached as exhibit 99 to this Quarterly Report on Form 10-Q, relating to earnings for the quarter ended March 26, 2005.

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

/s/ Theodore Crumley
Theodore Crumley
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Date: May 5, 2005

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 26, 2005

Number		Description
3.1	(1)	Restated Certificate of Incorporation, as restated to date
3.2	(2)	Bylaws as amended October 29, 2004
10.1	(3)	Form of OfficeMax Incorporated Nonstatutory Stock Option Agreement
10.2	(4)	Executive Life Insurance Program
10.3	(5)	Officer Annual Physical Program
10.4	(6)	Financial Counseling Program
10.5	(7)	Executive Savings Deferral Plan
10.6	(8)	2005 Deferred Compensation Plan
10.7	(9)	2005 Directors Deferred Compensation Plan
10.8	(10)	Form of Amended 2005 Annual Incentive Award Agreement
10.9	(11)	OfficeMax Cash Incentive Plan
10.10	(12)	Form of OfficeMax Cash Incentive Award Agreement
10.11	(13)	Form of 2005 Restricted Stock Unit Award Agreement
10.12	(14)	Form of Severance Agreement with Executive Officer (for executive officer not covered by Supplemental Early Retirement Plan)
10.13	(15)	Form of Severance Agreement with Executive Officer (for executive officer covered by Supplemental Early Retirement Plan)
10.14	(16)	Updated Executive Officer Severance Pay Policy
10.15	(17)	Updated Executive Officer Mandatory Retirement Policy
11	*	Computation of Per-Share Income (Loss)
31.1	*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated
99	*	Press Release Dated May 3, 2005

* Filed with this Form 10-Q.

(1)   Exhibit 3.1 was filed under the same exhibit number in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, and is incorporated by reference.

(2)   Exhibit 3.2 was filed under the same exhibit number in our Annual Report on Form 10-K for the year ended December 31, 2004, and is incorporated by reference.

(3)   Exhibit 10.1 was filed under the same exhibit number in our Report on Form 8-K dated January 6, 2005 and is incorporated by reference.

(4)   Exhibit 10.2 was filed as exhibit 10.1 in our Report on Form 8-K dated February 16, 2005 and is incorporated by reference.

(5)   Exhibit 10.3 was filed as exhibit 10.2 in our Report on Form 8-K dated February 16, 2005 and is incorporated by reference.

(6)   Exhibit 10.4 was filed as exhibit 10.3 in our Report on Form 8-K dated February 16, 2005 and is incorporated by reference.

(7)   Exhibit 10.5 was filed as exhibit 10.2 in our Report on Form 8-K dated December 15, 2004 and is incorporated by reference.

(8)   Exhibit 10.6 was filed as exhibit 10.3 in our Report on Form 8-K dated December 15, 2004 and is incorporated by reference.

(9)   Exhibit 10.7 was filed as exhibit 10.4 in our Report on Form 8-K dated December 15, 2004 and is incorporated by reference.

(10) Exhibit 10.8 was filed as exhibit 10.29 in our Report on Form 10-K for the year ended December 31, 2004.

(11) Exhibit 10.9 was filed as exhibit 10.53 in our Report on Form 10-K for the year ended December 31, 2004.

(12) Exhibit 10.10 was filed as exhibit 10.53 in our Report on Form 10-K for the year ended December 31, 2004.

(13) Exhibit 10.11 was filed as exhibit 10.54 in our Report on Form 10-K for the year ended December 31, 2004

(14) Exhibit 10.12 was filed as exhibit 10.32 in our Report on Form 10-K for the year ended December 31, 2004.

(15) Exhibit 10.13 was filed as exhibit 10.37 in our Report on Form 10-K for the year ended December 31, 2004.

(16) Exhibit 10.14 was filed as exhibit 10.42 in our Report on Form 10-K for the year ended December 31, 2004.

(17) Exhibit 10.15 was filed as exhibit 10.31 in our Report on Form 10-K for the year ended December 31, 2004.