Form 10-Q
period 2005-06-25
OFFICEMAX INC
filed 2005-08-04
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2005

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

(630) 438-7800

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).       Yes   ☒                                     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 29, 2005
Common Stock, $2.50 par value	70,718,846

PART I - FINANCIAL INFORMATION

ITEM 1.                                                 FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income (Loss)
(thousands, except per-share amounts)

	Quarter Ended
	June 25, 2005	June 30, 2004
	(unaudited)
Sales	$2,091,804	$3,401,189

Costs and expenses
Materials, labor and other operating expenses	1,588,422	2,666,953
Depreciation, amortization and cost of company timber harvested	37,385	98,822
Selling and distribution expenses	410,169	477,966
General and administrative expenses	75,371	73,737
Other (income) expense, net	1,634	(43,947)
	2,112,981	3,273,531

Equity in net income of affiliates	1,352	1,244

Income (loss) from operations	(19,825)	128,902

Debt retirement expense	(2,237)	—
Interest expense	(33,481)	(40,432)
Interest income	23,484	450
Other, net	(12)	(524)
	(12,246)	(40,506)

Income (loss) from continuing operations before income taxes and minority interest	(32,071)	88,396
Income tax benefit (provision)	15,266	(32,466)

Income (loss) from continuing operations before minority interest	(16,805)	55,930
Minority interest, net of income tax	(454)	(406)
Income (loss) from continuing operations	(17,259)	55,524

Discontinued operations
Operating loss	(7,003)	(7,287)
Income tax benefit	2,724	2,834
Loss from discontinued operations	(4,279)	(4,453)

Net income (loss)	(21,538)	51,071
Preferred dividends	(1,155)	(3,168)

Net income (loss) applicable to common shareholders	$(22,693)	$47,903

Basic income (loss) per common share
Continuing operations	$(0.23)	$0.60
Discontinued operations	(0.05)	(0.05)
Basic	$(0.28)	$0.55

Diluted income (loss) per common share
Continuing operations	$(0.23)	$0.58
Discontinued operations	(0.05)	(0.05)
Diluted	$(0.28)	$0.53

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Income (Loss)

(thousands, except per-share amounts)

	Six Months Ended
	June 25, 2005	June 30, 2004
	(unaudited)
Sales	$4,414,604	$6,930,808

Costs and expenses
Materials, labor and other operating expenses	3,336,599	5,429,317
Depreciation, amortization and cost of company timber harvested	73,233	195,302
Selling and distribution expenses	849,556	984,245
General and administrative expenses	150,241	146,626
Other (income) expense, net	13,322	(90,608)
	4,422,951	6,664,882

Equity in net income of affiliates	2,654	6,311

Income (loss) from operations	(5,693)	272,237

Debt retirement expense	(14,392)	—
Interest expense	(64,672)	(81,084)
Interest income	55,353	934
Other, net	758	(344)
	(22,953)	(80,494)

Income (loss) from continuing operations before income taxes and minority interest	(28,646)	191,743
Income tax benefit (provision)	11,750	(70,236)

Income (loss) from continuing operations before minority interest	(16,896)	121,507
Minority interest, net of income tax	(1,363)	(1,248)
Income (loss) from continuing operations	(18,259)	120,259

Discontinued operations
Operating loss	(14,028)	(16,469)
Income tax benefit	5,457	6,404
Loss from discontinued operations	(8,571)	(10,065)

Net income (loss)	(26,830)	110,194
Preferred dividends	(2,261)	(6,534)

Net income (loss) applicable to common shareholders	$(29,091)	$103,660

Basic income (loss) per common share
Continuing operations	$(0.23)	$1.32
Discontinued operations	(0.10)	(0.12)
Basic	$(0.33)	$1.20

Diluted income (loss) per common share
Continuing operations	$(0.23)	$1.25
Discontinued operations	(0.10)	(0.11)
Diluted	$(0.33)	$1.14

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands)

	June 25, 2005	December 31, 2004
	(unaudited)
ASSETS
Current
Cash and cash equivalents	$57,339	$1,242,542
Receivables, net	536,838	640,381
Related party receivables	5,270	2,892
Merchandise inventories	1,050,787	1,138,167
Deferred income taxes	157,982	137,700
Assets held for sale	47, 569	41,634
Other	81,672	55,446

	1,937,457	3,258,762

Property
Property and equipment
Land and improvements	38,411	38,665
Buildings and improvements	316,558	313,384
Machinery and equipment	658,601	606,745
	1,013,570	958,794

Accumulated depreciation	(473,818)	(417,342)
	539,752	541,452

Goodwill	1,182,885	1,165,316
Intangible assets, net	206,329	209,958
Investments in affiliates	178,569	175,915
Timber notes receivable	1,635,000	1,635,000
Restricted investment	20,252	113,000
Deferred charges	61,437	73,408
Other assets	355,035	370,188

Total assets	$6,116,716	$7,542,999

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share amounts)

	June 25, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Short-term borrowings	$35,635	$10,309
Current portion of long-term debt	47,514	97,738
Income taxes payable	—	118,077
Accounts payable
Trade	790,295	1,076,020
Related parties	39,960	42,001
Accrued liabilities
Compensation and benefits	173,711	167,415
Other	344,744	342,194
Liabilities related to assets held for sale	4,342	3,216

	1,436,201	1,856,970

Debt
Long-term debt, less current portion	433,551	585,082
Timber securitization notes	1,470,000	1,470,000

	1,903,551	2,055,082

Other
Compensation and benefits	554,330	557,488
Deferred gain on sale of assets	179,757	179,757
Other long-term liabilities	234,168	259,761
	968,255	997,006
Minority interest	25,627	23,463

Commitments and contingent liabilities

Shareholders’ equity
Preferred stock — no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 1,307,439 and 1,376,987 shares outstanding	58,835	61,964
Common stock — $2.50 par value; 200,000,000 shares authorized; 70,705,143 and 93,575,557 shares outstanding	176,227	232,269
Additional paid-in capital	738,156	1,441,265
Retained earnings	964,121	1,019,679
Accumulated other comprehensive loss	(154,257)	(144,699)

Total shareholders’ equity	1,783,082	2,610,478

Total liabilities and shareholders’ equity	$6,116,716	$7,542,999

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(thousands)

	Six Months Ended
	June 25, 2005	June 30, 2004
	(unaudited)
Cash provided by (used for) operations
Net income (loss)	$(26,830)	$110,194
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(2,654)	(6,311)
Depreciation, amortization and cost of company timber harvested	73,233	199,042
Deferred income tax provision (benefit)	(11,750)	51,109
Minority interest, net of income tax	1,363	1,248
Pension and other postretirement benefits expense	13,638	48,971
Gain on sale of assets	—	(106,660)
Other	12,151	8,514
Changes other than from acquisitions of business
Receivables and inventory	201,878	(148,802)
Accounts payable and accrued liabilities	(288,411)	(92,782)
Income taxes and other	(191,837)	(80,674)

Cash used for operations	(219,219)	(16,151)

Cash provided by (used for) investment
Expenditures for property and equipment	(59,103)	(146,772)
Expenditures for timber and timberlands	—	(4,569)
Investments in affiliates	—	20
Proceeds from sale of assets	90,522	186,946
Acquisitions of businesses	(33,028)	—
Other	(1,709)	(1,013)

Cash provided by (used for) investment	(3,318)	34,612

Cash provided by (used for) financing
Cash dividends paid
Common stock	(28,009)	(25,825)
Preferred stock	—	(6,773)
	(28,009)	(32,598)
Short-term borrowings	25,327	44,359
Long-term debt, net	(201,768)	5,680
Purchase of common stock	(780,351)
Other	22,135	19,413

Cash provided by (used for) financing	(962,666)	36,854

Increase (decrease) in cash and cash equivalents	(1,185,203)	55,315
Cash and cash equivalents at beginning of period	1,242,542	124,879

Cash and cash equivalents at end of period	$57,339	$180,194

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

In connection with the Sale, we changed our company name from Boise Cascade Corporation to OfficeMax Incorporated (“OfficeMax” or “we”) and we changed the names of our office products segments to OfficeMax, Contract and OfficeMax, Retail. The Boise Cascade Corporation and Boise Office Solutions names were used in documents furnished to or filed with the Securities and Exchange Commission prior to the Sale.  References made to the OfficeMax, Inc., acquisition (the “Acquisition”) and OfficeMax, Inc., integration (the “Integration”) in these notes to quarterly consolidated financial statements refer to Boise Cascade Corporation’s acquisition of OfficeMax, Inc., in December 2003 and the related integration activities.  On October 29, 2004, we invested $175 million in the securities of affiliates of Boise Cascade, L.L.C.  This investment represents continuing involvement as defined in Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, we do not show the historical results of the sold paper, forest products and timberland assets as discontinued operations.

Effective March 11, 2005, we amended our bylaws to make the fiscal year-end for OfficeMax Incorporated the last Saturday in December.  Prior to this amendment, all of our segments except OfficeMax, Retail had a December 31 fiscal year-end.  Our international businesses will maintain their December 31 year-ends.  We will consolidate the calendar year-end results of our international businesses with OfficeMax Incorporated’s fiscal year-end results.  The second fiscal quarter of 2005 ended on June 25, 2005.  The second fiscal quarter of 2004 ended on June 30, 2004.  As a result of this change to our fiscal year-end, the domestic operations of our OfficeMax, Contract segment had four fewer selling days in the first quarter and in the first six months of 2005 than in the first quarter and the first six months of 2004.

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

The quarterly consolidated financial statements have not been audited by an independent registered public accounting firm, but in the opinion of management, we have included all adjustments necessary to present fairly the results for the periods.  Net income (loss) for the quarters and six months ended June 25, 2005 and June 30, 2004, involved estimates and accruals.  Actual results may vary from those estimates. Except as may be disclosed within these “Notes to Quarterly Consolidated Financial Statements,” the adjustments made were of a normal, recurring nature.  Quarterly results are not necessarily indicative of results which may be expected for a full year.

Certain amounts in prior years’ financial statements have been reclassified to conform with the current year’s presentation. These reclassifications did not affect net income (loss).

2.                                      Sale of Paper, Forest Products and Timberland Assets

On October 29, 2004, we completed the Sale. The sold assets were included in our Boise Building Solutions and Boise Paper Solutions segments.  Some of the assets of these segments, such as a wood-polymer building materials facility near Elma, Washington that is included in Discontinued Operations and company-owned life insurance, are being retained by OfficeMax, as are some liabilities associated with the segments whose assets were sold, including retiree pensions and benefits, litigation, and environmental remediation at selected sites and facilities previously closed.

We realized note and cash proceeds of approximately $3.5 billion from the Sale, after allowing for a $175 million reinvestment in securities of affiliates of Boise Cascade L.L.C. and transaction-related expenses.  The consideration for the timberlands portion of the Sale included $1.6 billion of timber installment notes.  We securitized the timber installment notes in December 2004 and received cash of $1.5 billion.

During 2004, we announced plans to return between $800 million and $1 billion of the Sale proceeds to shareholders via common or preferred stock buybacks, cash dividends or a combination of these alternatives.  As part of this return of cash to equity-holders, we redeemed $110 million of our Series D preferred stock on November 1, 2004, and paid related accrued dividends of $3 million.  Additionally, during the second quarter 2005, we repurchased 23.5 million shares of our common stock and the associated common stock purchase rights through a modified Dutch auction tender offer at a purchase price of $775.5 million, or $33.00 per share, plus transaction costs.

Through debt repurchases and retirements, we reduced our short-term and long-term debt to $516.7 million at June 25, 2005, excluding the $1.5 billion of timber securitization notes.

3.                                      Discontinued Operations

In December 2004, our board of directors authorized management to pursue the divestiture of our wood-polymer building materials facility near Elma, Washington.  The board of directors and management concluded that the facility no longer fit with the company’s strategic direction.  Accordingly, we have recorded the results of the facility’s operations as discontinued operations in our consolidated financial statements.  During the quarter ended December 31, 2004, we tested the recoverability of the long-lived assets of this facility in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and recorded a $67.8 million pretax charge for the write-down of impaired assets.  We also recorded $26.4 million of tax benefits associated with the write-down.  The write-down resulted from our review of estimated discounted future cash flows.  During second quarter 2005 and year-to-date through June 25, 2005, this facility had operating losses, net of taxes, of $4.3 million and $8.6 million, respectively.  During second quarter 2004 and year-to-date through June 30, 2004, operating losses for this facility, net of taxes, were $4.5 million and $10.1 million, respectively.

The assets and liabilities of discontinued operations are presented in the Balance Sheets as “Assets held for sale” and “Liabilities related to assets held for sale.”  The carrying amounts of the major classes of these assets and liabilities at June 25, 2005 and December 31, 2004, were as follows:

	June 25, 2005	December 31, 2004
	(thousands)
Assets
Receivables, net	$286	$117
Inventories	2,521	2,438
Property and equipment, net	21,593	21,544
Deferred income taxes and other	23,169	17,535

Assets held for sale	$47,569	$41,634

Liabilities
Accounts payable	$1,003	$415
Accrued liabilities and other	3,339	2,801

Liabilities related to assets held for sale	$4,342	$3,216

4.                                      OfficeMax, Inc., Integration

Integration Charges

Increased scale as a result of the Acquisition has allowed us to evaluate the combined office products business to determine what opportunities for consolidating operations may be appropriate.  Our integration activities are ongoing.  Costs related to closures and consolidation of acquired facilities identified in the integration planning process were accounted for as exit activities in connection with the Acquisition and charged to goodwill.  Charges for all other closures and consolidations have been recognized in our Consolidated Statements of Income (Loss).

Facility Closure Reserves

Since the Acquisition, we have closed 16 U.S. distribution centers and 2 customer service centers.  We expect to reduce the total number of continental U.S. distribution centers from 55 at December 31, 2003, to approximately 30 by the end of 2005.  The remaining reserve in our Consolidated Balance Sheet for costs related to this initiative was $13.0 million at June 25, 2005.

In first quarter 2004, we closed 45 OfficeMax retail facilities.  During 2004, we identified an additional 11 stores that were no longer strategically or economically viable.  At June 25, 2005, the remaining reserve for costs associated with these retail facility closures, primarily lease termination costs, net of estimated sublease income, was $48.0 million.  The charges to close these facilities were accounted for as exit activities in connection with the Acquisition, and we did not recognize charges to income in our Consolidated Statements of Income (Loss).  Most of the cash expenditures for these facilities will be made over the remaining lives of the operating leases.

Prior to our acquisition, OfficeMax, Inc. had identified and closed underperforming facilities. As part of our purchase price allocation, we recorded $58.7 million of reserves for the estimated fair value of future liabilities associated with these closures. These reserves related primarily to future lease termination costs, net of estimated sublease income. Most of the expenditures for these facilities will be made over the remaining lives of the operating leases. At June 25, 2005, the remaining reserve in our Consolidated Balance Sheet for costs related to these closures was $48.0 million.

At June 25, 2005, approximately $36.0 million of the facility closure reserve liability was included in “Accrued liabilities, other,” and $73.0 million was included in “Other long-term liabilities.” Facility closure reserve account activity for the six months ended June 25, 2005, was as follows:

	Lease Termination Costs	Severance	Other	Total
		(thousands)
Facility closure reserve at December 31, 2004	$117,042	$4,765	$409	$122,216
Costs incurred and charged to expense	2,884	797	—	3,681
Charges against the reserve	(14,919)	(1,987)	—	(16,906)

Facility closure reserve at June 25, 2005	$105,007	$3,575	$409	$108,991

5.                                      Income (Loss) Per Common Share

The computation of basic and diluted income (loss) per common share for the quarters and six months ended June 25, 2005 and June 30, 2004 is as follows:

	Quarter Ended		Six Months Ended
	June 25, 2005	June 30, 2004	June 25, 2005	June 30, 2004
	(thousands, except per-share amounts)
Basic
Income (loss) from continuing operations	$(17,259)	$55,524	$(18,259)	$120,259
Preferred dividends (a)	(1,155)	(3,168)	(2,261)	(6,534)
Basic income (loss) before discontinued operations	(18,414)	52,356	(20,520)	113,725
Loss from discontinued operations	(4,279)	(4,453)	(8,571)	(10,065)

Basic income (loss)	$(22,693)	$47,903	$(29,091)	$103,660

Average shares used to determine basic income (loss) per common share	81,726	86,474	87,281	86,275

Basic income (loss) per common share:
Continuing operations	$(0.23)	$0.60	$(0.23)	$1.32
Discontinued operations	(0.05)	(0.05)	(0.10)	(0.12)

Basic income (loss) per common share	$(0.28)	$0.55	$(0.33)	$1.20

	Quarter Ended		Six Months Ended
	June 25, 2005	June 30, 2004 (c)	June 25, 2005	June 30, 2004 (c)
	(thousands, except per-share amounts)
Diluted
Basic income (loss) before discontinued operations	$(18,414)	$52,356	$(20,520)	$113,725
Preferred dividends eliminated	—	3,168	—	6,534
Supplemental ESOP contribution	—	(2,869)	—	(5,932)
Diluted income (loss) before discontinued operations	(18,414)	52,655	(20,520)	114,327
Loss from discontinued operations	(4,279)	(4,453)	(8,571)	(10,065)

Diluted income (loss)	$(22,693)	$48,202	$(29,091)	$104,262

Average shares used to determine basic income (loss) per common share	81,726	86,474	87,281	86,275
Restricted stock, stock options and other	—	1,976	—	1,929
Series D Convertible Preferred Stock	—	3,252	—	3,281

Average shares used to determine diluted income (loss) per common share (b)	81,726	91,702	87,281	91,485

Diluted income (loss) per common share:
Continuing operations	$(0.23)	$0.58	$(0.23)	$1.25
Discontinued operations	(0.05)	(0.05)	(0.10)	(0.11)

Diluted income (loss) per common share	$(0.28)	$0.53	$(0.33)	$1.14

(a)                                      The dividend attributable to our Series D Convertible Preferred Stock held by our employee stock ownership plan (ESOP) for the quarter and six months ending June 30, 2004 is net of a tax benefit.

(b)                                      Options to purchase 6.4 million shares of common stock were outstanding at June 25, 2005, but were not included in the computation of diluted income (loss) per share because the impact would have been anti-dilutive due to the net loss recognized in the quarter and six month period ended June 25, 2005.

(c)                                       Options to purchase 3.2 million and 3.5 million shares of common stock, respectively, were outstanding during the quarter and six months ended June 30, 2004, but were not included in the computation of diluted income (loss) per share because the exercise prices of the options were greater than the average market price of the common shares.  Forward contracts to purchase 4.9 million and 5.0 million shares of common stock were outstanding during the quarter and six months ended June 30, 2004, respectively, but were not included in the computation of diluted income (loss) per share because the securities were not dilutive under the treasury stock method.  These forward contracts were related to our adjustable conversion-rate equity security units.

6.                                      Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Quarter Ended		Six Months Ended
	June 25, 2005	June 30, 2004	June 25, 2005	June 30, 2004
	(thousands)

Sale of interest in Voyageur Panel (Note 10)	$—	$(46,498)	$—	$(46,498)
OfficeMax integration costs	2,405	2,219	2,792	8,285
Sale of Louisiana timberlands (a)	—	—	—	(59,915)
Legal reserve (b)	—	—	9,800	—
Sale and write-down of Yakima assets (c)	—	—	—	7,123
Other, net	(771)	332	730	397

	$1,634	$(43,947)	$13,322	$(90,608)

(a)                                 In March 2004, we sold approximately 79,000 acres of timberland in western Louisiana for $84 million, and recorded a $59.9 million pretax gain in our Consolidated Statement of Income for the quarter ended March 31, 2004.

(b)                                In the quarter ended March 26, 2005, we established an additional legal reserve of $9.8 million, pretax, related to a settlement with the Department of Justice.

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

7.                                      Income Taxes

Our estimated effective tax rate for the six months ended June 25, 2005, was 41.0%, compared with 36.6% for the six months ended June 30, 2004.  The difference between the effective tax rate and the statutory tax rate is primarily due to the impact of non-deductible expenses, as well as the sensitivity of the rate to changing income levels and our mix of domestic and foreign sources of income.

For the quarter and six months ended June 25, 2005, we paid income taxes, net of refunds received, of $23.0 million and $154.2 million, respectively.  We paid $9.8 million and $15.7 million for the quarter and six months ended June 30, 2004, respectively.

8.                                      Comprehensive Income (Loss)

Comprehensive income (loss) included the following:

	Quarter Ended			Six Months Ended
	June 25, 2005		June 30, 2004	June 25, 2005		June 30, 2004
	(thousands)

Net income (loss)	$(21,538)		$51,071	$(26,830)		$110,194
Other comprehensive income (loss)
Cumulative foreign currency translation adjustment	(7,075)		(14,331)	(9,558		(9,853)
					)
Cash flow hedges, net of tax	—		1,705	—		2,404

Comprehensive income (loss), net of income taxes	$(28,613		$38,445	$(36,388		$102,745
		)			)

9.                                      Receivables

On June 20, 2005, we entered into a new Third Amended and Restated Receivables Sale Agreement with a group of lenders.  Under this program, the Company sells fractional ownership interests in a defined pool of accounts receivable.  The available proceeds that may be received by the Company pursuant to this program may not exceed $200 million.  The amount is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables.  The receivable sale agreement will expire June 19, 2006.

Sold accounts receivable are excluded from “Receivables” in the Company’s Consolidated Balance Sheet. At June 25, 2005, $170.0 million of sold accounts receivable were excluded from “Receivables” in our Consolidated Balance Sheet compared with $120.0 million excluded at December 31, 2004.  The increase in sold accounts receivable from the amount at December 31, 2004, provided cash from operations in 2005.  The portion of fractional ownership that we retain is included in “Receivables” in our Consolidated Balance Sheet.  Costs related to the program are included in “Other (income) expense, net” in the Consolidated Statements of Income (Loss).

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

Approximately $66 million of the securities received in connection with our investment have no voting rights.  The securities accrue dividends daily at a rate of 8% per annum on the liquidation value plus accumulated dividends, which accumulate semiannually to the extent not paid in cash on the last day of June and December.  For the quarter and six months ended June 25, 2005, we recorded $1.4 million and $2.7 million of equity in net income of affiliates, respectively, which increased our investment balance.

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

Prior to the sale, we accounted for the joint venture under the equity method.  Included in our Consolidated Statements of Income (Loss) for the quarter and six months ended June 30, 2004 is equity in earnings of the joint venture of $1.2 million and $6.3 million, respectively.

11.                               Deferred Software Costs

We defer internal-use software costs that benefit future years. These costs are amortized on the straight-line method over the expected life of the software, typically three to five years. “Deferred charges” in the Consolidated Balance Sheets includes deferred software costs of $44.3 million and $57.3 million at June 25, 2005 and December 31, 2004, respectively.  Amortization of deferred software costs totaled $6.0 million and $13.6 million for the quarter and six months ended June 25, 2005, and $6.1 million and $12.0 million for the quarter and six months ended June 30, 2004, respectively.

12.                               Goodwill and Intangible Assets

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. In accordance with the provisions of Statement 142, “Goodwill and Other Intangible Assets,” we assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We completed our annual assessment in accordance with the provisions of the standard during first quarter 2005 and 2004, and there was no impairment.  During the first quarter of 2005 and 2004, we also evaluated the remaining useful lives of our finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives and were therefore not subject to amortization.  We determined that no adjustments to the useful lives of our finite-lived purchased intangible assets were necessary.  The finite-lived purchased intangible assets consist of customer lists and relationships, noncompete agreements and exclusive distribution rights.  These intangible assets are discussed in more detail below.

Changes in the carrying amount of goodwill by segment are as follows:

	OfficeMax, Contract	OfficeMax, Retail	Total
	(thousands)
Balance at December 31, 2004	$505,916	$659,400	$1,165,316

Effect of foreign currency translation	(4,857)	—	(4,857)
Businesses acquired	22,426	—	22,426

Balance at June 25, 2005	$523,485	$659,400	$1,182,885

During the second quarter 2005, our Contract segment acquired three office products distributors and we recorded $4.0 million of goodwill related to the acquisitions.  During first quarter 2005, our Contract segment acquired an office products distributor and we recorded $18.4 million of goodwill related to the acquisition.

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

	June 25, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,100	$—	$173,100
Customer lists and relationships	33,986	(11,293)	22,693
Noncompete agreements	12,680	(4,236)	8,444
Exclusive distribution rights	3,575	(1,483)	2,092

	$223,341	$(17,012)	$206,329

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
		(thousands)
Trade names	$173,100	$—	$173,100
Customer lists and relationships	34,771	(10,036)	24,735
Noncompete agreements	12,680	(2,921)	9,759
Exclusive distribution rights	3,689	(1,325)	2,364

	$224,240	$(14,282)	$209,958

Intangible asset amortization expense totaled $1.5 million and $3.0 million for the quarter and six months ended June 25, 2005, and $1.5 million and $2.9 million for the quarter and six months ended June 30, 2004, respectively.  The estimated annual amortization expense is $6.2 million in 2005, and $6.1 million, $6.0 million, $4.5 million, $1.7 million and $1.7 million in 2006, 2007, 2008, 2009 and 2010, respectively.

13.                               Timber Notes Receivable

In October 2004, OfficeMax sold its timberlands as part of the Sale. In exchange for the timberlands, we received timber installment notes in the amount of $1.6 billion, which were credit enhanced with guarantees.  The guarantees were issued by financial institutions and were secured by the pledge of underlying collateral notes issued by credit enhancement banks. The timber installment notes are 15-year non-amortizing.  There are two notes that total $817.5 bearing interest at 4.982% and a third note in the amount of $817.5 bearing interest at 5.112%.  Interest earned on all of the notes is received semiannually.  See sub-caption “Timber Notes” in Note 14, Debt, of this Form 10-Q for additional information concerning a securitization transaction involving the timber notes receivable.

14.                               Debt

Credit Agreements

On June 24, 2005, we entered into a loan and security agreement for a revolving credit facility.   The revolver replaces our previous revolving credit facility, which was scheduled to mature on June 30, 2005 but was terminated by us on June 24, 2005.  Borrowings under the new revolver totaled $35.6 million as of June 25, 2005 and are included in “short-term borrowings” in our Consolidated Balance Sheet.  In addition to these borrowings, letters of credit issued under the revolver totaled $74.7 million as of June 25, 2005.  Letters of credit may be issued under the revolver up to a maximum limit of $100 million.  The combined sum of outstanding borrowings and letters of credit issued under the revolver may not exceed the maximum aggregate borrowing amount.  The maximum aggregate borrowing amount is equal to the lesser of (i) a percentage of the value of certain eligible inventory less certain reserves or (ii) $500 million.  As of June 25, 2005, our maximum aggregate borrowing amount was $500 million.

Borrowings under the revolver bear interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”).  Applicable margins are applied to our borrowing rates and letters of credit fees under the revolver depending on our average excess availability.  At June 25, 2005, our interest rate on borrowings under the revolver was equal to the prime rate of 6.0%.  Fees on letters of credit issued under the revolver were charged at a rate of 1.125%.  In addition, we are also charged an unused line fee of .25% on the amount by which the maximum credit of $500 million exceeds our outstanding borrowings and letters of credit.

Borrowings under the revolver are secured by a lien on substantially all of our inventory and related proceeds.  The revolving loan and security agreement contains customary conditions to borrowing including a monthly calculation of excess borrowing availability and reporting compliance.  Covenants in the revolver agreement restrict the amount of letters of credit that may be issued, dividend distributions and other uses of cash if excess availability is less than $75 million.  At June 25, 2005, our excess availability totaled $389.7 million and we were in compliance with all covenants under the revolver agreement.  The revolver terminates on June 24, 2010.

Timber Notes

In December 2004, we completed a securitization transaction in which we transferred our interest in the timber installment notes receivable to a wholly owned bankruptcy remote subsidiary that was designated to be a qualifying special purpose entity (the “OMXQ”).  The OMXQ pledged the timber installment notes receivable and related guarantees and issued securitization notes in the amount of $1.5 billion.  Recourse on the securitization notes is limited to the pledged timber notes receivable.  The securitization notes are 15-year non-amortizing and were issued in two equal $735 million tranches paying interest of 5.42% and 5.54% semiannually.

As a result of these transactions, OfficeMax received $1.5 billion in cash from the bankruptcy remote special-purpose entity, and over the course of the next 15 years will earn approximately $82.5 million per year in interest income on the timber installment notes receivable and incur interest expense of approximately $80.5 million per year on the securitization notes.  The pledged timber installment notes receivable and nonrecourse securitization notes will mature in 2020 and 2019, respectively.  The securitization notes have an initial term that is approximately three months shorter than the installment notes.  The company expects to refinance its ownership of the installment notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the securitization notes to the maturity of the installment notes.

The guidance related to the accounting for securitization is complex and open to interpretation.  The original entities issuing the credit enhanced timber installment notes to OfficeMax are variable-interest entities (the “VIE’s”) under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.”  The holder of the timber installment notes (OMXQ, the bankruptcy remote subsidiary to which we transferred the notes in the securitization) is considered to be the primary beneficiary, and therefore, the VIE’s are required to be consolidated with OMXQ, which is also the issuer of the securitization notes.  Although we believe an argument can be made that the consolidation of the VIE’s as a result of this transaction does not disqualify OMXQ from being a qualified special purpose entity, as described in FASB Statement No 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” we have concluded that consolidating the VIE’s does disqualify OMXQ from meeting this guidance.  As a result, the accounts of OMXQ have been consolidated into those of its ultimate parent, OfficeMax.  The effect of our consolidation of OMXQ is that the securitization transaction is treated as a financing, and both the timber notes receivable and the securitization notes payable are reflected in our Consolidated Balance Sheet.

Note Agreements

In August 2003, we issued $50 million of 7.45% medium-term notes due in 2011.  The proceeds of the notes were used for general corporate purposes.  On November 5, 2004, we purchased $49.6 million of these notes pursuant to a tender offer for these securities.  At June 25, 2005, $0.4 million of these notes were outstanding.

In October 2003, we issued $300 million of 6.50% senior notes due in 2010 and $200 million of 7.00% senior notes due in 2013.  Net proceeds from the senior notes were used to repay borrowings under our former revolving credit agreement, to provide cash for the Acquisition and to fund other general corporate purposes.  We paid approximately $9.1 million in fees and expenses associated with the senior notes transaction.  The fees are being amortized over the terms of the senior notes.  At the time of issuance, the senior note indentures contained a number of restrictive covenants.  Because of the subsequent transactions described below, substantially all of the restrictive covenants have been eliminated through the execution of supplemental indentures and replaced with covenants found in the base indenture that are applicable to our medium term notes and other public debt.  Those covenants include a limitation on mergers and similar transactions, a restriction on secured transactions involving Principal Properties, as defined, and a restriction on sale and leaseback transactions involving Principal Properties.

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

On December 23, 2004, both Moody’s Investors Service, Inc., and Standard & Poor’s Rating Services upgraded the credit rating on our 7.00% senior notes to investment grade.  The upgrades were the result of actions the company undertook to collateralize the notes by granting the noteholders a security interest in $113 million in principal amount of General Electric Capital and Bank of America Corp. notes maturing in 2008.  These notes are reflected as a “Restricted investment” on our Consolidated Balance Sheets at December 31, 2004.  As a result of these ratings upgrades, the senior note covenants have been replaced with the covenants found in our other public debt.

During first quarter 2005, we purchased and cancelled $87.3 million of the 7.00% senior notes.  As a result, $92.8 million of the $113 million in principal amount of General Electric Capital and Bank of America Corp. notes were released from the security interest granted to the 7.00% note holders and were sold during the second quarter 2005.  The remaining $20.3 million of these notes, which are subject to the security interest, are reflected as a “Restricted Investment” on our Consolidated Balance Sheets at June 25, 2005.

Adjustable Conversion-Rate Equity Securities

In December 2001, we issued 3,450,000 7.50% adjustable conversion-rate equity security units (ACES) to the public at an aggregate offering price of $172.5 million.  The units traded on the New York Stock Exchange under the ticker symbol BEP.  At the time of issuance, there were two components of each unit. Investors received a preferred security issued by Boise Cascade Trust I (the “Trust”), a statutory business trust whose common securities were owned by the company, with a liquidation amount of $50.  These preferred securities were mandatorily redeemable in December 2006.  Investors also entered into a contract to purchase $50 of common shares of the company, subject to a collar arrangement.  The Trust used the proceeds from the offering to purchase debentures issued by Boise Cascade Corporation (now OfficeMax Incorporated).  These debentures were 7.50% senior, unsecured obligations that mature in December 2006.

On September 16, 2004, we dissolved the Trust and distributed the debentures to the unit holders in exchange for their preferred securities.  Also on that date, the remarketing of $144.5 million of these debentures was completed.  In connection with the remarketing, the 7.50% interest rate on the debentures was reset to 2.75% over the average of the interbank offered rates for three-month LIBOR on the third business day before the prior quarter’s interest payment date.  The rate of 2.75% over LIBOR will decrease (or increase) by 0.25% if at any time Standard and Poor’s Corporation and Moody’s Investor Service, Inc. raise (or lower) their ratings of the debentures. The first interest payment on the debentures at the reset rate was made on December 16, 2004, at a rate of 4.62% per annum.  On November 5, 2004, we repurchased $144.5 million of these debentures pursuant to an offer to purchase these securities.  We made an open market purchase of an additional $15.2 million of the debentures in December 2004.  The remaining $12.8 million of the debentures were repurchased in February 2005.

On December 16, 2004, holders of our adjustable conversion-rate equity security units received 1.5689 of our common shares upon settlement of each purchase contract resulting in the issuance of a total of 5,412,705 shares.  We received $50 per unit, or $172.5 million, as a result of the settlement of the purchase contracts.

Other

Cash payments for interest, net of interest capitalized, were $43.2 million and $57.6 million for the quarter and six months ended June 25, 2005, and $50.3 million and $84.6 million for the quarter and six months ended June 30, 2004, respectively.

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

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	June 25, 2005	June 30, 2004	June 25, 2005	June 30, 2004
		(thousands)
Service cost	$240	$7,550	$182	$473
Interest cost	18,816	26,290	1,059	1,597
Expected return on plan assets	(21,034)	(25,163)	—	—
Recognized actuarial loss	7,407	9,740	130	286
Amortization of prior service costs and other	—	1,294	19	(170)

Company-sponsored plans	5,429	19,711	1,390	2,186
Multiemployer pension plans	—	138	—	—

Net periodic benefit cost	$5,429	$19,849	$1,390	$2,186

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 25, 2005	June 30, 2004	June 25, 2005	June 30, 2004
		(thousands)
Service cost	$480	$15,191	$364	$952
Interest cost	37,632	52,569	2,118	3,213
Expected return on plan assets	(42,068)	(50,361)	—	—
Recognized actuarial loss	14,814	19,480	260	572
Amortization of prior service costs and other	—	7,407	38	(340)

Company-sponsored plans	10,858	44,286	2,780	4,397
Multiemployer pension plans	—	288	—	—

Net periodic benefit cost	$10,858	$44,574	$2,780	$4,397

There are no minimum pension plan contribution requirements in 2005; however, the company may elect to make voluntary contributions.

17.                               Recently Issued Accounting Standard

In December 2004, the FASB issued Statement No. 123 (Revised 2004), “Share-Based Payment” (Statement No. 123R).  This statement requires the use of the fair-value method to recognize in the income statement the fair value on the grant date of stock options and other equity-based compensation issued to employees, and it eliminates an entity’s ability to account for share-based compensation transactions using the intrinsic-value method of accounting prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” which was permitted under Statement No. 123, as originally issued.  In April 2005, the SEC amended Regulation S-X regarding the date for compliance with Statement No. 123R.  This statement becomes effective for us beginning the first quarter of 2006.  Since January 1, 2003, we have used the fair-value method of accounting for stock options and other equity-based compensation issued to employees as described in Statement No. 123.  We have not completed our assessment of the alternative valuation models included in FAS 123R; however, we do not expect the adoption of Statement No. 123R to have a material impact on our financial position or our results of operations.

18.                               Segment Information

Effective first quarter 2005, we operate our business using three reportable segments: OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other.  The 2004 financial data in this report includes the results of the Boise Building Solutions and Boise Paper Solutions segments.  The assets of these segments were included in the Sale.

OfficeMax, Contract markets and sells office supplies and paper, technology products and solutions and office furniture through field salespeople, outbound telesales, catalogs, the Internet and office products stores.  OfficeMax, Retail markets and sells office supplies and paper, print and document services, technology products and solutions and office furniture through office supply superstores.  Boise Building Solutions manufactured, marketed and distributed various products that are used for construction. Boise Paper Solutions manufactured, marketed and distributed uncoated free sheet papers, containerboard, corrugated containers, and newsprint and market pulp.  Corporate and Other includes support staff services and related assets and liabilities.  The segments’ profits and losses are measured on operating profits before interest income and expense, income taxes, minority interest, extraordinary items and the cumulative effect of accounting changes.

An analysis of our operations by segment is as follows:

				Income (Loss)
				Before Taxes
	Sales			And Minority
	Trade	Intersegment	Total	Interest
	(thousands)
Quarter Ended June 25, 2005
OfficeMax, Contract	$1,138,173	$—	$1,138,173	$23,720
OfficeMax, Retail	953,631	—	953,631	(15,523)
Corporate and Other	—	—	—	(28,034)
	$2,091,804	$—	$2,091,804	(19,837)
Debt retirement expense				(2,237)
Interest expense				(33,481)
Interest income				23,484
				$(32,071)

				Income (Loss)
				Before Taxes
	Sales			And Minority
	Trade	Intersegment	Total	Interest
Quarter Ended June 30, 2004
OfficeMax, Contract	$1,037,506	$606	$1,038,112	$21,410
OfficeMax, Retail	966,668	—	966,668	(4,235)
Corporate and Other	8,788	30,960	39,748	(21,785)
	2,012,962	31,566	2,044,528	(4,610)

Boise Building Solutions	1,047,698	7,569	1,055,267	133,946
Boise Paper Solutions	340,529	153,697	494,226	(958)
	$3,401,189	$192,832	$3,594,021	128,378
Interest expense				(40,432)
Interest income				450
				$88,396

				Income (Loss)
				Before Taxes
	Sales			And Minority
	Trade	Intersegment	Total	Interest
Six Months Ended June 25, 2005
OfficeMax, Contract	$2,262,614	$—	$2,262,614	$42,082
OfficeMax, Retail	2,151,990	—	2,151,990	7,337
Corporate and Other	—	—	—	(54,354)
	$4,414,604	$—	$4,414,604	(4,935)
Debt retirement expense				(14,392)
Interest expense				(64,672)
Interest income				55,353
				$(28,646)

				Income (Loss)
				Before Taxes
	Sales			And Minority
	Trade	Intersegment	Total	Interest
Six Months Ended June 30, 2004
OfficeMax, Contract	$2,157,058	$1,161	$2,158,219	$55,792
OfficeMax, Retail	2,187,660	—	2,187,660	12,691
Corporate and Other	16,587	45,261	61,848	(34,982)
	4,361,305	46,422	4,407,727	33,501

Boise Building Solutions	1,891,397	15,374	1,906,771	211,550
Boise Paper Solutions	678,106	291,592	969,698	26,842
	$6,930,808	$353,388	$7,284,196	271,893
Interest expense				(81,084)
Interest income				934
				$191,743

19.          Commitments and Guarantees

Commitments

On June 24, 2005, we entered into a loan and security agreement for a revolving credit facility.   The revolver replaces our previous revolving credit facility, which was scheduled to mature on June 30, 2005 but was terminated by us on June 24, 2005.  See Note 14, Debt, of this Form 10-Q for additional information concerning our revolving credit facility.

As described in Note 14, Debt, of the Notes to Quarterly Consolidated Financial Statements (Unaudited) herein and Note 10, Leases, and Note 14, Debt, of “Item 8.  Financial Statements and Supplementary Data” in our 2004 Annual Report on Form 10-K, we have commitments for leases and long-term debt.  In addition, we have purchase obligations for goods and services and capital expenditures entered into in the normal course of business.  During the six months ended June 25, 2005, there have been no material changes to our contractual obligations outside the ordinary course of our business.

Off Balance Sheet Activities

On June 20, 2005, we entered into a new Third Amended and Restated Receivables Sale Agreement with a group of lenders.  Under this program, the Company sells fractional ownership interests in a defined pool of accounts receivable.  See Note 9, Receivables, of this Form 10-Q for additional information concerning our receivable sale agreement.

Guarantees

We provide guarantees, indemnifications and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.”  Note 20, Commitments and Guarantees, of “Item 8.  Financial Statements and Supplementary Data” in our 2004 Annual Report on Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees and the maximum potential undiscounted amounts of future payments we could be required to make.  During the six months ended June 25, 2005, there have been no material changes to our guarantees, indemnifications and assurances to others outside the ordinary course of our business.

20.          Legal Proceedings and Contingencies

In our 2004 Annual Report on Form 10-K, we described certain claims under the Comprehensive Environmental Response, Compensation and Liability Act or similar federal and state laws with respect to 15 active sites where hazardous substances or other contaminants are or may be located.  In our Quarterly Report on Form 10-Q for the quarter ended March 26, 2005, we reduced the number of active sites to 14.  The number of active sites is now 13.

On April 25, 2005, a putative derivative action, Homstrom v. Harad, et al., was filed in the Circuit Court of Cook County, Illinois.  The Homstrom complaint names as defendants the following current and former officers and directors of OfficeMax Incorporated:  George J. Harad, Christopher C. Milliken, Theodore Crumley, Gary J. Peterson, Brian P. Anderson, Warren F. Bryant, Claire S. Farley, Rakesh Gangwal, Edward E. Hagenlocker, Gary G. Michael, A. William Reynolds, Francesca Ruiz De Luzuriaga, Jane E. Shaw, Carolyn M. Ticknor, Ward W. Woods, Brian C. Cornell, David M. Szymanski, Richard R. Goodmanson, Donald N. MacDonald, and Frank A. Schrontz.  The complaint also names the following former directors of OfficeMax, Inc. as defendants:  Michael Feuer, Lee Fisher, Edwin J. Holman, Jerry Sue Thornton, Burnett W. Donoho, Michael F. Killeen, Ivan J. Winfield, and Jacqueline Woods.  OfficeMax Incorporated is named as a nominal defendant.  On June 1, 2005, a second putative derivative action, Bryan v. Anderson et al., was filed in the Circuit Court of DuPage County, Illinois.  This complaint names the following current and former officers and directors of OfficeMax Incorporated as defendants:  Brian Anderson, Warren F. Bryant, Brian C. Cornell, Theodore Crumley, Claire S. Farley, Rakesh Gangwal, Edward E. Hagenlocker, George J. Harad, Gary G. Michael, Christopher C. Milliken, A. William Reynolds, Francesca Ruiz De Luzuriaga, Jane E. Shaw, David M. Szymanski, Carolyn M. Ticknor, and Ward W. Woods.  OfficeMax Incorporated is named as a nominal defendant.  The complaints purport to assert, among other things, various common law derivative claims against the individual defendants including breach of fiduciary duty and unjust enrichment.  The complaints seek an award in favor of OfficeMax and against the individual defendants of an unspecified amount of damages, disgorgement of benefits and compensation, equitable or injunctive relief, costs, including attorneys’ fees, and such other relief as the court deems just and proper.

For additional information concerning legal proceedings and contingencies, see our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Sale of Paper, Forest Products and Timberland Assets

On October 29, 2004, we completed the Sale for approximately $3.7 billion to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC.  The sold assets are included in our Boise Building Solutions and Boise Paper Solutions segments.  Some of the assets of these segments, such as a wood-polymer building materials facility that is included in Discontinued Operations, and company-owned life insurance, are being retained by OfficeMax, as are some liabilities associated with the segments whose assets we sold, including retiree pensions and benefits, litigation,  environmental remediation at selected sites and facilities previously closed.

On October 29, 2004, we invested $175 million in securities of affiliates of Boise Cascade, L.L.C.  This investment represents continuing involvement as defined in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, we do not show the historical results of the sold paper, forest products and timberland assets as discontinued operations.

Change in Fiscal Year End

Effective March 11, 2005, we amended our bylaws to make the fiscal year end for OfficeMax Incorporated the last Saturday in December.  Prior to this amendment, all of our segments except OfficeMax, Retail had a December 31 fiscal year-end.  Our international businesses will maintain their December 31 year-ends.  We will consolidate the calendar year-end results of our international businesses with OfficeMax Incorporated’s fiscal year-end results.  The second fiscal quarter of 2005 ended on June 25, 2005.  The second fiscal quarter of 2004 ended on June 30, 2004.  As a result of this change to our fiscal year end, the domestic operations of our OfficeMax, Contract segment had four fewer selling days in the first quarter and the first six months of 2005 than in the first quarter and the first six months of 2004.  Year-over-year comparisons of same-location sales are calculated based on an equal number of selling days in each year.

Results of Operations, Consolidated

	Quarter Ended		Six Months Ended
	June 25, 2005	June 30, 2004	June 25, 2005	June 30, 2004
	(millions, except per share amounts)
Sales	$2,091.8	$3,401.2	$4,414.6	$6,930.8

Income (loss) from continuing operations before income taxes and minority interest	$(32.1)	$88.4	$(28.6)	$191.7
Net income (loss)	$(21.5)	$51.1	$(26.8)	$110.2

Diluted income (loss) per common share
Continuing operations	$(0.23)	$0.58	$(0.23)	$1.25
Discontinued operations	(0.05)	(0.05)	(0.10)	(0.11)
Diluted	$(0.28)	$0.53	$(0.33)	$1.14

	(percentage of sales)
Materials, labor and other operating expenses	75.9%	78.4%	75.6%	78.3%
Selling and distribution expenses	19.6%	14.1%	19.2%	14.2%
General and administrative expenses	3.6%	2.2%	3.4%	2.1%

For the quarter ended June 25, 2005, total sales were $2.1 billion, compared with $3.4 billion in the same period a year ago.  Sales for the first half of 2005 were $4.4 billion, compared with $6.9 billion in the first half of 2004.  The sales decline in both periods was primarily due to sales of our Boise Building Solutions and Boise Paper Solutions segments that were included in 2004 but not in 2005. Assets of these segments, along with our timberland assets, were included in the October 2004 Sale.  For more information about our segment results, see the discussion of each segment below.

For the quarter and six months ended June 25, 2005, materials, labor and other operating expenses as a percentage of sales decreased 2.5% and 2.7%, respectively, from the same periods last year.  For the quarter and six months ended June 25, 2005, selling and distribution expenses as a percentage of sales increased 5.5% and 5.0%, respectively, from the same periods last year.  The year-over-year variances are largely attributable to the Sale.  The Contract and Retail segments operate with both higher gross margins and higher selling and distribution expenses than the Boise Building Solutions and Boise Paper Solutions segments.

As a percentage of sales, general and administrative expenses in the quarter and six months ended June 25, 2005 increased 1.4% and 1.3%, respectively, over the prior year periods, primarily due to one-time severance payments, as well as higher costs from employee retirement benefits and retention programs and expenses related to the transition of support staff services from Boise Cascade, L.L.C. to OfficeMax Incorporated.

In second quarter 2005, we reported $1.6 million of expense in “Other (income) expense, net.”  Year-to-date, “Other (income) expense, net” was $13.3 million through June 25, 2005, and includes a $9.8 million pretax charge to establish an additional legal reserve related to a settlement with the Department of Justice as well as other miscellaneous income and expense items.  In second quarter 2004, “Other (income) expenses, net” was $43.9 million of income. In second quarter 2004, “Other (income) expense, net” included a $46.5 million pretax gain on the sale of our 47% interest in Voyageur Panel to Ainsworth Lumber Co. Ltd., and other miscellaneous income and expense items.  During the six months ended June 30, 2004, “Other (income) expense, net” was $90.6 million of income and included the previously mentioned gain on the sale of Voyageur Panel, as well as a $59.9 million pretax gain on the sale of approximately 79,000 acres of timberland in western Louisiana, offset by $7.1 million of costs related to the sale of our Yakima, Washington plywood and lumber facilities; and other miscellaneous income and expense items.

Equity in net income of affiliates was $1.4 million in second quarter 2005, compared with $1.2 million in second quarter 2004, and $2.7 million year-to-date as of June 25, 2005, compared with $6.3 million year-to-date as of June 30, 2004, respectively.  The year-over-year variances were due to equity in earnings of Voyageur Panel, which was included in first half 2004 results.  We sold our 47% interest in Voyageur Panel to Ainsworth Lumber Co. Ltd., for $91.2 million in cash in May 2004.

During the quarter and six-month period ended June 25, 2005, we incurred costs related to the early buyback of debt of approximately $2.2 million and $14.4 million, respectively.

Interest expense was $33.5 million and $40.4 million for the quarters ended June 25, 2005 and June 30, 2004, and $64.7 million and $81.1 million for the six months ended June 25, 2005 and June 30, 2004.  The decrease in interest expense was due to lower debt levels in second quarter and first half of 2005, a result of debt repurchases and retirements funded with proceeds from the Sale.  For first half 2005, interest expense includes approximately $40.2 million of interest recognized as a result of consolidating the issuers of $1.5 billion of timber securitization notes.  The interest expense associated with the timber securitization notes is offset by interest income of $41.0 million earned on the timber notes receivable.  The interest income on the timber notes receivable is included in interest income and is not netted against the related interest expense in our Consolidated Statement of Income (Loss).

Interest income was $23.5 million for second quarter 2005, and $0.5 million for second quarter 2004.  Year-to-date interest income was $55.4 in 2005 compared with $0.9 in 2004.  Year-to-date interest income included interest income of $41.0 earned on the timber notes receivable.  The increase in interest income, excluding interest earned on the timber notes receivable, is due to the increase in cash and short-term investments following the October 2004 Sale.  In May 2005, we repurchased 23.5 million shares of our common stock and the associated common stock purchase rights through a modified Dutch auction tender offer at a purchase price of approximately $775.5 million, or $33.00 per share, plus transaction costs.

Our estimated annual effective tax rate for the six months ended June 25, 2005, was 41.0%, compared with an effective tax rate of 36.6% for the six months ended June 30, 2004.  Changes in estimated tax rates are due to the sensitivity of the rates to changing income levels and the mix of domestic and foreign sources of income as well as the non-deductible nature of certain one-time severance costs and the legal reserve recorded during 2005.

Second quarter 2005 loss from continuing operations was $17.3 million, or $0.23 cents per diluted share, compared with income from continuing operations of $55.5 million, or $0.58 cents per diluted share, in second quarter 2004.  Including the loss from discontinued operations, the net loss in the second quarter of 2005 was $21.5 million, or $0.28 per diluted share, compared with net income of $51.1, or $0.53 per diluted share in 2004.

Loss from continuing operations for the first half of 2005 was $18.3 million or $0.23 per diluted share, compared with income from continuing operations of $120.3 million, or $1.25 per diluted share for the same period in 2004.  Including the loss from discontinued operations, the net loss in the first half of 2005 was $26.8 million, or $0.33 per diluted share, compared with net income of $110.2, or $1.14 per diluted share in 2004.

Segment Discussion

Effective first quarter 2005, we operate our business using three reportable segments:  OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other.  The 2004 financial data in this report includes the results of the Boise Building Solutions and Boise Paper Solutions segments.  The assets of these segments were included in the Sale.  As part of the Sale, we invested $175 million in the securities of affiliates of Boise Cascade, L.L.C.  This investment represents continuing involvement as defined in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, we do not show the historical results of the Boise Building Solutions and Boise Paper Solutions segments as discontinued operations.  We account for our investment in the securities of affiliates of Boise Cascade, L.L.C., under the cost method of accounting.

OfficeMax, Contract, markets and sells office supplies and paper, technology products and solutions and office furniture through field salespeople, outbound telesales, catalogs, the Internet and office products stores.  OfficeMax, Retail, markets and sells office supplies and paper, print and document services, technology products and solutions and office furniture through office supply superstores.  Boise Building Solutions manufactured, marketed and distributed various products that are used for construction, while Boise Paper Solutions manufactured, marketed and distributed uncoated free sheet papers, containerboard, corrugated containers, newsprint and market pulp.  Corporate and Other includes support staff services and related assets and liabilities.  The segments’ profits and losses are measured on operating profits before interest income and expense, income taxes, minority interest, extraordinary items and the cumulative effect of accounting changes.

OfficeMax, Contract and OfficeMax, Retail Combined

In our combined OfficeMax, Contract and Retail segments, second quarter 2005 sales increased 4% to $2.1 billion, compared with $2.0 billion in the same quarter a year ago.  Combined sales for these segments for the first half of 2005 increased 2% to $4.4 billion, compared with $4.3 billion in the first half of 2004.  During the quarter and six months ended June 25, 2005, same-location sales for our combined Contract and Retail segments increased 3% year-over-year.

Combined operating income for our Contract and Retail segments in second quarter 2005 was $8.2 million, or 0.4% of sales, down from $17.2 million, or 0.9% of sales, in second quarter 2004.  The decrease in operating income was due to a year-over-year increase in the seasonal second quarter loss in our Retail segment, partially offset by an increase in Contract segment profit.  For the first half of 2005, operating income for both segments was $49.4 million, or 1.1% of sales, compared with $68.5 million, or 1.6% of sales, in the first half of 2004.  The year-over-year decline in operating income was due to the increased second quarter loss in our Retail segment, a $9.8 million legal reserve recorded in our Contract segment and the impact of our domestic Contract operations having four fewer selling days in 2005 than in 2004.

OfficeMax, Contract

	Quarter Ended		Six Months Ended
	June 25, 2005	June 30, 2004	June 25, 2005	June 30, 2004
	(millions)
Sales	$1,138.2	$1,038.1	$2,262.6	$2,158.2
Segment income	$23.7	$21.4	$42.1	$55.8

Sales by Product Line
Office supplies and paper	$636.2	$576.3	$1,283.1	$1,218.3
Technology products	$365.3	$341.9	$717.1	$693.6
Office furniture	$136.7	$119.9	$262.4	$246.3

Sales by Geography
United States	$867.1	$812.9	$1,707.4	$1,666.1
International	$271.1	$225.2	$555.2	$492.1

Sales growth	10%	15%	5%	17%
Same-location sales growth	9%	6%	7%	7%

	(percentage of sales)
Gross profit margin	21.9%	24.0%	22.1%	24.2%
Operating expenses	19.8%	21.9%	20.2%	21.6%
Operating profit margin	2.1%	2.1%	1.9%	2.6%

Operating Results

During the quarter and six months ended June 25, 2005, our Contract segment had sales of $1,138.2 million and $2,262.6 million, up 10% and 5%, respectively, from $1,038.1 million and $2,158.2 million during the same periods a year ago.  Year-over-year same-location sales in the second quarter and first half of 2005 increased 9% and 7%, respectively.

E-commerce sales increased 22.5% and 18.3%, respectively, over e-commerce sales reported during the second quarter and first half of 2004.  E-commerce sales represented 55.9% of the Contract segment’s total sales during the second quarter of 2005 and 55.0% of the Contract segment’s total sales during the first half of 2005.

Our Contract segment gross profit margins for the quarter and six months ended June 25, 2005, were 21.9% and 22.1% of sales, a decrease of 2.1%, compared with the same periods a year ago.  The decrease in gross profit margins resulted from weaker gross profit margins in our Canadian operations, the effect of phasing in new account growth, and changes to product mix as our Contract segment sales have shifted towards more technology and paper sales which have lower gross margins than office supplies.  The lower gross profit margins in our Contract segment also reflect a more competitive pricing environment for large U.S. contract customers.

In second quarter 2005, our operating expenses as a percentage of sales were 19.8%, down 2.1% of sales from 21.9% in second quarter 2004.  During the six months ended June 25, 2005, operating expenses as a percentage of sales decreased 1.4% to 20.2%.  Operating expenses for the first half 2005 includes the impact of establishing an additional legal reserve of $9.8 million related to a settlement with the Department of Justice.  Excluding the impact of the additional legal reserve, operating expenses improved as a percentage of sales due to lower promotion and marketing costs, payroll and integration expenses.  These savings were partially offset by our investment to expand our middle market sales force.

Contract segment operating income was $23.7 million, or 2.1% of sales, in second quarter 2005, up from $21.4 million, or 2.1% of sales, in second quarter 2004.  Contract segment operating income was $42.1 million, or 1.9% of sales, in the first half of 2005, down $13.7 million, compared with the same period a year ago.  Excluding the $9.8 million charge to establish the additional legal reserve, segment income decreased $3.9 million.  The decrease is attributable to fewer sales days in 2005, weaker results in Canada, lower gross margins in the U.S. and the impact of our investment to expand our middle market sales force, partially offset by savings from lower promotion and marketing costs, payroll and integration expenses.

OfficeMax, Retail

	Quarter Ended		Six Months Ended
	June 25, 2005	June 30, 2004	June 25, 2005	June 30, 2004
	(millions)
Sales	$953.6	$966.7	$2,152.0	$2,187.7
Segment income (loss)	$(15.5)	$(4.2)	$7.4	$12.7

Sales by Product Line
Office supplies and paper	$382.9	$379.4	$844.2	$849.5
Technology products	$488.6	$502.9	$1,119.4	$1,143.1
Office furniture	$82.1	$84.4	$188.4	$195.1

Sales by Geography
United States	$916.9	$933.2	$2,072.0	$2,113.7
International	$36.7	$33.5	$80.0	$74.0

Sales growth (a)	(1)%	(3)%	(2)%	0%
Same-location sales growth (a)	(2)%	0%	(2)%	2%

	(percentage of sales)
Gross profit margin	25.6%	26.9%	26.1%	25.9%
Operating expenses	27.2%	27.3%	25.8%	25.3%
Operating profit margin	(1.6)%	(0.4)%	0.3%	0.6%

(a)  Sales growth and same-location sales growth for the quarter and six months ended June 30, 2004 are calculated as if the OfficeMax, Inc. acquisition had been completed as of the beginning of fiscal year 2003.

Operating Results

Second quarter sales for our OfficeMax, Retail segment were $953.6 million, down 1% from sales of $966.7 million in second quarter 2004.  For the six months ended June 25, 2005, Retail segment sales were $2,152.0 million, down 2% from sales of $2,187.7 million for the same period in 2004.  During the quarter and six months ended June 25, 2005, Retail segment sales decreased 2% year-over-year on a same-location basis.  Retail segment sales decreased in 2005 primarily as a result of reduced promotion activity and advertising placements, a strategy designed to reduce costs and shift our marketing focus towards our target small business customer.  During the second quarter and the first half of 2005, increases in the average dollar amount per customer transaction have been offset by a decrease in the number of transactions.

Our Retail segment gross profit margin for the quarter ended June 25, 2005, was 25.6% of sales, compared to 26.9% of sales in the comparable prior year period.  The decrease in gross profit margin was primarily due to a re-

merchandising initiative that accelerated clearance activity during the quarter, the de-leveraging of fixed expenses as a result of the same-location sales decrease and the impact of higher fuel and energy costs.  For the six months ended June 25, 2005, Retail segment gross margin was 26.1% of sales, compared to 25.9% of sales in the comparable prior year period.

Retail segment operating expenses were 27.2% of sales and 25.8% of sales, respectively, for the quarter and six months ended June 25, 2005, compared to 27.3% and 25.3% of sales in the same periods last year.  Year-to-date, operating expenses increased 0.5% of sales in 2005 primarily as a result of increased employee benefit costs, which were partially offset by reduced advertising costs.

For the second quarter 2005, OfficeMax, Retail had an operating loss of $15.5, compared to an operating loss of $4.2 million in the second quarter of 2004.  Operating margin for our Retail segment was (1.6)% of sales in the second quarter 2005, compared with (0.4)% in the second quarter 2004.  The year-over-year decrease in operating results in our Retail segment is due to decreased gross profit margin and increased operating expenses.  For the six months ended June 25, 2005, the Retail segment had operating income of $7.4 million, compared to $12.7 million in the comparable prior-year period.  Operating margin for our Retail segment was 0.3% of sales in the first six months of 2005, compared with 0.6% in the first six months of 2004.  The year-to-date decrease in operating margin is driven by the year-over-year decline in the second quarter.

Corporate and Other

In the second quarter of 2005, net Corporate and Other expenses were $28.0 million compared to $21.8 million in the second quarter of 2004.  Year-to-date 2005 Corporate and Other expenses of $54.4 million were $19.4 million greater than Corporate and Other expenses of $35.0 in the first half of 2004.  The increases in net Corporate and Other expenses in the second quarter and first half of 2005 primarily reflect costs for one-time severance payments and professional service fees which are not expected to be ongoing expenses.  In total, these items amounted to a net expense of $9.4 million in the second quarter of 2005 and $18.1 million in the first half of 2005.  The remaining increase in net Corporate and Other expenses was due to higher costs for employee retirement benefits and retention programs as well as expenses related to the transition of support staff services from Boise Cascade, L.L.C. to OfficeMax Incorporated.

Boise Building Solutions

	Quarter Ended June 30, 2004	Six Months Ended June 30, 2004
	(millions)

Sales	$1,055.3	$1,906.8
Segment income	$134.0	$211.6

Operating Results

Assets of this segment were included in the Sale of our paper, forest products and timberland assets to affiliates of Boise Cascade, L.L.C.  Boise Building Solutions reported income of $134.0 million and $211.6 million for the quarter and six months ended June 30, 2004, including a $46.5 million pretax gain from the sale of our 47% interest in Voyageur Panel and excluding the discontinued operations of the Elma, Washington facility.

Boise Paper Solutions

	Quarter Ended June 30,2004	Six Months Ended June 30, 2004
	(millions)

Sales	$494.2	$969.7
Segment income	$(1.0)	$26.8

Operating Results

Assets of this segment were included in the Sale of our paper, forest products and timberland assets to affiliates of Boise Cascade, L.L.C.  Boise Paper Solutions lost $1.0 million during second quarter 2004.  During the six months ended June 30, 2004, this segment reported operating income of $26.8 million, including a $59.9 million pretax gain on the sale of approximately 79,000 acres of timberland in western Louisiana for $84 million.

Discontinued Operations

In December 2004, our board of directors authorized management to pursue the divestiture of our wood-polymer building materials facility near Elma, Washington.  The board of directors and management concluded that the facility no longer fit with the company’s strategic direction.  Accordingly, we have recorded the results of the facility’s operations as discontinued operations in our Statement of Income (Loss).  During the quarter ended December 31, 2004, we tested the recoverability of the long-lived assets of this facility in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and recorded a $67.8 million pretax charge for the write-down of impaired assets.  We also recorded $26.4 million of tax benefits associated with the write-down.  The write-down resulted from our review of estimated discounted future cash flows.  During the quarter and six months ended June 25, 2005, this facility had operating losses, net of taxes, of $4.3 million and $8.6 million, respectively.  During the quarter and six months ended June 30, 2004, operating losses for this facility, net of taxes, were $4.5 million and $10.1 million, respectively.

The assets and liabilities of discontinued operations are presented in our Consolidated Balance Sheets as “Assets held for sale” and “Liabilities related to assets held for sale.”

Integration Charges

Increased scale as a result of our December 2003 OfficeMax, Inc., acquisition has allowed us to evaluate the combined office products business to determine what opportunities for consolidating operations may be appropriate.  Costs related to closures and consolidation of acquired facilities identified in the integration planning process are accounted for as exit activities in connection with the Acquisition and charged to goodwill.  Charges for all other closures and consolidations have been recognized in our Consolidated Statements of Income (Loss).

Facility Closure Reserves

Since the Acquisition, we have closed 16 U.S. distribution centers and 2 customer service centers.  We expect to reduce the total number of continental U.S. distribution centers from 55 at December 31, 2003, to approximately 30 by the end of 2005.  The remaining reserve in our Consolidated Balance Sheet for costs related to this initiative was $13.0 million at June 25, 2005.

In first quarter 2004, we closed 45 OfficeMax retail facilities.  During 2004, we identified an additional 11 stores that were no longer strategically or economically viable.  At June 25, 2005, the remaining reserve for costs associated with these retail facility closures, primarily lease termination costs, net of estimated sublease income, was $48.0 million.  The charges to close these facilities were accounted for as exit activities in connection with the Acquisition, and we did not recognize charges to income in our Consolidated Statements of Income (Loss).  Most of the cash expenditures for these facilities will be made over the remaining lives of the operating leases.

Prior to our acquisition, OfficeMax, Inc. had identified and closed underperforming facilities. As part of our purchase price allocation, we recorded $58.7 million of reserves for the estimated fair value of future liabilities associated with these closures. These reserves related primarily to future lease termination costs, net of estimated sublease income. Most of the expenditures for these facilities will be made over the remaining lives of the operating leases. At June 25, 2005, the remaining reserve in our Consolidated Balance Sheet for costs related to these closures was $48.0 million.

At June 25, 2005, approximately $36.0 million of the facility closure reserve liability was included in “Accrued liabilities, other,” and $73.0 million was included in “Other long-term liabilities.” Facility closure reserve account activity for the six months ended June 25, 2005, was as follows:

	Lease Termination Costs	Severance	Other	Total
		(thousands)
Facility closure reserve at December 31, 2004	$117,042	$4,765	$409	$122,216
Costs incurred and charged to expense	2,884	797	—	3,681
Charges against the reserve	(14,919)	(1,987)	—	(16,906)

Facility closure reserve at June 25, 2005	$105,007	$3,575	$409	$108,991

Liquidity and Capital Resources

As of June 25, 2005, we had $57.3 million of cash and cash equivalents and $516.7 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes.  We also had $20.3 million of restricted investments on deposit which offset a portion of the outstanding debt, bringing our net debt to $ 496.4 million.  During 2004, we paid down $1.6 billion of our debt, primarily with the proceeds of the Sale, and expensed $137.1 million of costs related to the early retirement of debt.  We expensed an additional $14.4 million of costs related to the early retirement of debt during first half 2005.  A significant portion of the premiums paid with respect to the debt we paid down was the result of the current low interest rate environment in the market.

During 2004, we announced plans to return between $800 million and $1 billion of the Sale proceeds to shareholders via common or preferred stock buybacks, cash dividends or a combination of these alternatives.  As part of this return of cash to equity-holders, we redeemed $110 million of our Series D preferred stock on November 1, 2004, and paid related accrued dividends of $3 million.  Additionally, during the second quarter 2005, we repurchased 23.5 million shares of our common stock and the associated common stock purchase rights through a modified Dutch auction tender offer at a purchase price of $775.5 million, or $33.00 per share, plus transaction costs.

Our ongoing cash requirements are expected to be funded through a combination of cash flow from operations and seasonal borrowings under revolving credit facilities.

Operating Activities

For the six months ended June 25, 2005, operations used $219.2 million in cash, compared with $16.2 million used for the same period in 2004.  For the six months ended June 25, 2005, items included in net income (loss) provided $59.2 million of cash, and changes in working capital items used $278.4 million.  Included in net working capital changes during the six months ended June 25, 2005 is income tax payments of $154.2 million.  Other working capital changes are primarily due to seasonal fluctuations in receivables, inventory and accounts payable.  For the first six months of 2004, items in net income (loss) provided $306.1 million of cash, and unfavorable changes in working capital items used $322.3 million.

We have sold fractional ownership interests in a defined pool of trade accounts receivable.  At June 25, 2005 and December 31, 2004, $170 million and $120 million of sold accounts receivable were excluded from “Receivables” in our Consolidated Balance Sheet.  The increase in sold accounts receivable from the amount at December 31, 2004, provided cash from operations in 2005.  At June 30, 2004 and December 31, 2003, $300 million and $250 million of sold accounts receivable were excluded from “Receivables” in our Consolidated Balance Sheet.  The increase in sold accounts receivable from the amount at December 31, 2003, provided cash from operations in 2004.

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

Our ratio of current assets to current liabilities was 1.35:1 at June 25, 2005, compared to 1.75:1 at December 31, 2004.  The change in this ratio is primarily due to the completion of our tender offer in May 2005.

Investment Activities

Cash used for investment was $3.3 million for the six months ended June 25, 2005, compared with cash provided of $34.6 million for the six months ended June 30, 2004.  Year-to-date cash expenditures comprised $59.1 million for property and equipment and $33.0 million for the acquisition of office products distributors in our Contract segment, offset by $90.5 million of proceeds from the sale of restricted investments

We expect our capital investments in 2005 to total between $180 million and $200 million.  Our capital spending in 2005 will be for leasehold improvements, new stores, quality and efficiency projects, replacement projects and integration projects.

Financing Activities

Cash used for financing was $962.7 million for the first six months of 2005, compared with cash provided of $36.9 million for the first six months of 2004.  During the six months ended June 25, 2005, we used $780.4 million of cash for the repurchase of our common stock and used $201.8 million of cash to reduce long-term debt.  Dividend payments totaled $28.0 million and $32.6 million, respectively, for the six months ended June 25, 2005, and June 30, 2004.  In both years, our quarterly dividend was 15 cents per common share.

Short-term borrowings totaled $35.6 million and $10.3 million at June 25, 2005 and December 31, 2004, respectively.  Short-term borrowings at June 25, 2005, are borrowings under our revolving credit facility.  During the six months ended June 25, 2005, we repaid a total of $201.8 million in long-term debt.  Additions to long-term debt during the six months ended June 30, 2004, included $70.0 million under our revolving credit agreement.  Payments of long-term debt in this period included $40.0 million of medium-term notes and $22.0 million toward the $150 million unsecured credit agreement.

Excluding the timber securitization notes, at June 25, 2005, we had $516.7 million of debt outstanding including short-term borrowings, current portion of long-term debt and long-term debt.  At December 31, 2004, we had $693.1 million of debt outstanding.  Excluding the timber notes, our debt-to-equity ratio was .29:1 at June 25, 2005 and .27:1 at December 31, 2004.  Our June 25, 2005 debt-to-equity ratio increased, compared to the December 31, 2004 ratio, due to the completion of our tender offer in May 2005, offset by a reduction in our debt.

Credit Agreements

On June 24, 2005, we entered into a loan and security agreement for a revolving credit facility.   The revolver replaces our previous revolving credit facility, which was scheduled to mature on June 30, 2005 but was terminated by us on June 24, 2005.  Borrowings under the new revolver totaled $35.6 million as of June 25, 2005 and are included in “short-term borrowings” in our Consolidated Balance Sheet. In addition to these borrowings, letters of credit issued under the revolver totaled $74.7 million as of June 25, 2005. Letters of credit may be issued under the revolver up to a maximum limit of $100 million. The combined sum of outstanding borrowings and letters of credit issued under the revolver may not exceed the maximum aggregate borrowing amount. The maximum aggregate borrowing amount is equal to the lesser of (i) a percentage of the value of certain eligible inventory less certain reserves or (ii) $500 million.  As of June 25, 2005, our maximum aggregate borrowing amount was $500 million.

Borrowings under the revolver bear interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”).  Applicable margins are applied to our borrowing rates and letters of credit fees under the revolver depending on our average excess availability.  At June 25, 2005, our interest rate on borrowings under the revolver was equal to the prime rate of 6.0%.  Fees on letters of credit issued under the revolver were charged at a rate of 1.125%. In addition, we are also charged an unused line fee of .25% on the amount by which the maximum credit of $500 million exceeds our outstanding borrowings and letters of credit.

Borrowings under the revolver are secured by a lien on substantially all of our inventory and related proceeds.  The revolving loan and security agreement contains customary conditions to borrowing including a monthly calculation of excess borrowing availability and reporting compliance.  Covenants in the revolver agreement restrict the amount of letters of credit that may be issued, dividend distributions and other uses of cash if excess availability is less than $75 million.  At June 25, 2005, our excess availability totaled $389.7 million and we were in compliance with all covenants under the revolver agreement. The revolver terminates on June 24, 2010.

Timber Notes

In December 2004, we completed a securitization transaction in which we transferred our interest in the timber installment notes receivable to a wholly owned bankruptcy remote subsidiary that was designated to be a qualifying special purpose entity (the “OMXQ”).  The OMXQ pledged the timber installment notes receivable and related guarantees and issued securitization notes in the amount of $1.5 billion.  Recourse on the securitization notes is limited to the pledged timber notes receivable.  The securitization notes are 15-year non-amortizing and were issued in two equal $735 million tranches paying interest of 5.42% and 5.54% semiannually.

As a result of these transactions, OfficeMax received $1.5 billion in cash from the bankruptcy remote special-purpose entity, and over the course of the next 15 years will earn approximately $82.5 million per year in interest income on the timber installment notes receivable and incur interest expense of approximately $80.5 million per year on the securitization notes.  The pledged timber installment notes receivable and nonrecourse securitization notes will mature in 2020 and 2019, respectively.  The securitization notes have an initial term that is approximately three months shorter than the installment notes.  The company expects to refinance its ownership of the installment notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the securitization notes to the maturity of the installment notes.

Note Agreements

In August 2003, we issued $50 million of 7.45% medium-term notes due in 2011.  The proceeds of the notes were used for general corporate purposes.  On November 5, 2004, we purchased $49.6 million of these notes pursuant to a tender offer for these securities.  At June 25, 2005, $0.4 million of these notes were outstanding.

In October 2003, we issued $300 million of 6.50% senior notes due in 2010 and $200 million of 7.00% senior notes due in 2013.  Net proceeds from the senior notes were used to repay borrowings under our former revolving credit agreement, to provide cash for the OfficeMax, Inc. acquisition and to fund other general corporate purposes.  We paid approximately $9.1 million in fees and expenses associated with the senior notes transaction.  The fees are being amortized over the terms of the senior notes.  At the time of issuance, the senior note indentures contained a number of restrictive covenants.  Because of the subsequent transactions described below, substantially all of the restrictive covenants have been eliminated through the execution of supplemental indentures and replaced with covenants found in the base indenture that are applicable to our medium term notes and other public debt.  Those covenants include a limitation on mergers and similar transactions, a restriction on secured transactions involving Principal Properties, as defined, and a restriction on sale and leaseback transactions involving Principal Properties.

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

On December 23, 2004, both Moody’s Investors Service, Inc., and Standard & Poor’s Rating Services upgraded the credit rating on our 7.00% senior notes to investment grade.  The upgrades were the result of actions the company undertook to collateralize the notes by granting the noteholders a security interest in $113 million in principal amount of General Electric Capital and Bank of America Corp. notes maturing in 2008.  These notes are reflected as a “Restricted investment” on our Consolidated Balance Sheets at December 31, 2004.  As a result of these ratings upgrades, the senior note covenants have been replaced with the covenants found in our other public debt.

During first quarter 2005, we purchased and cancelled $87.3 million of the 7.00% senior notes.  As a result, $92.8 million of the $113 million in principal amount of General Electric Capital and Bank of America Corp. notes were released from the security interest granted the 7.00% noteholders and were sold during the second quarter 2005. The remaining $20.3 million of these notes, which are subject to the security interest, are reflected as a “Restricted Investment” on our Consolidated Balance Sheets at June 25, 2005.

Adjustable Conversion-Rate Equity Securities

In December 2001, we issued 3,450,000 7.50% adjustable conversion-rate equity security units (ACES) to the public at an aggregate offering price of $172.5 million. The units traded on the New York Stock Exchange under the ticker symbol BEP.  At the time of issuance, there were two components of each unit. Investors received a preferred security issued by Boise Cascade Trust I (the “Trust”), a statutory business trust whose common securities were owned by the company, with a liquidation amount of $50.  These preferred securities were mandatorily redeemable in December 2006. Investors also entered into a contract to purchase $50 of common shares of the company, subject to a collar arrangement.  The Trust used the proceeds from the offering to purchase debentures issued by Boise Cascade Corporation (now OfficeMax Incorporated).  These debentures were 7.50% senior, unsecured obligations that mature in December 2006.

On September 16, 2004, we dissolved the Trust and distributed the debentures to the unit holders in exchange for their preferred securities.  Also on that date, the remarketing of $144.5 million of these debentures was completed. In connection with the remarketing, the 7.50% interest rate on the debentures was reset to 2.75% over the average of the interbank offered rates for three-month LIBOR on the third business day before the prior quarter’s interest payment date.  The rate of 2.75% over LIBOR will decrease (or increase) by 0.25% if at any time Standard and Poor’s Corporation and Moody’s Investor Service, Inc. raise (or lower) their ratings of the debentures. The first interest payment on the debentures at the reset rate was made on December 16, 2004, at a rate of 4.62% per annum.  On November 5, 2004, we repurchased $144.5 million of these debentures pursuant to an offer to purchase these securities.  We made an open market purchase of an additional $15.2 million of the debentures in December 2004.  The remaining $12.8 million of the debentures were repurchased in February 2005.

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

Commitments

On June 24, 2005, we entered into a loan and security agreement for a revolving credit facility.   The revolver replaces our previous revolving credit facility, which was to mature on June 30, 2005 but was terminated by us on June 24, 2005.  Borrowings under the new revolver totaled $35.6 million as of June 25, 2005 and are included in “short-term borrowings” in our Consolidated Balance Sheet. In addition to these borrowings, letters of credit issued under the revolver totaled $74.7 million as of June 25, 2005. Letters of credit may be issued under the revolver up to a maximum limit of $100 million. The combined sum of borrowings and letters of credit issued under the revolver may not exceed the maximum aggregate borrowing amount. The maximum aggregate borrowing amount is equal to the lesser of (i) a percentage of the value of certain eligible inventory or (ii) $500 million.  As of June 25, 2005, our maximum aggregate borrowing amount was $500 million.

Borrowings under the revolver are secured by a lien on substantially all inventory and related proceeds.  The revolving credit contains customary conditions to borrowing including a monthly calculation of excess borrowing availability and reporting compliance. A covenant in the revolver agreement restricts the amount of letters of credit that may be issued, dividend distributions and other uses of cash if excess availability is less than $75 million. At June 25, 2005, our excess availability totaled $389.7 million and we were in compliance with all covenants under the revolver agreement. The revolver terminates on June 24, 2010.

As described in Note 14, Debt, of the Notes to Quarterly Consolidated Financial Statements (Unaudited) herein and Note 10, Leases, and Note 14, Debt, of “Item 8.  Financial Statements and Supplementary Data” in our

2004 Annual Report on Form 10-K, we have commitments for leases and long-term debt.  In addition, we have purchase obligations for goods and services and capital expenditures entered into in the normal course of business.  During the six months ended June 25, 2005, there have been no material changes to our contractual obligations outside the ordinary course of our business.

Off Balance Sheet Activities

On June 20, 2005, we entered into a new Third Amended and Restated Receivables Sale Agreement with a group of lenders.  Under this program, the Company sells fractional ownership interests in a defined pool of accounts receivable.  The available proceeds that may be received by the Company pursuant to this program may not exceed $200 million.  The amount is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables.  The receivable sale agreement will expire June 19, 2006.

Sold accounts receivable are excluded from “Receivables” in the Company’s Consolidated Balance Sheet. At June 25, 2005, $170.0 million of sold accounts receivable were excluded from “Receivables” in our Consolidated Balance Sheet compared with $120.0 million excluded at December 31, 2004.  The portion of fractional ownership that we retain is included in “Receivables” in our Consolidated Balance Sheet.  Costs related to the program are included in “Other (income) expense, net” in the Consolidated Statements of Income (Loss).

Guarantees

We provide guarantees, indemnifications and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.”  Note 20, Commitments and Guarantees, of “Item 8.  Financial Statements and Supplementary Data” in our 2004 Annual Report on Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees and the maximum potential undiscounted amounts of future payments we could be required to make.  During the six months ended June 25, 2005, there have been no material changes to our guarantees, indemnifications and assurances to others outside the ordinary course of our business.

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

Cautionary and Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements.  Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects, are forward-looking statements.  You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate” and other similar expressions.  You can find examples of these statements throughout this report, including the Summary section.  We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report.  We have listed below inherent risks and uncertainties that could cause our actual results to differ materially from those we project.  We do not assume any obligation to update any forward-looking statement.

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

We may be unable to open and remodel stores successfully.  Our business plans include the opening and remodeling of a significant number of retail stores, including the opening of 35 to 40 new stores in 2005.  For these plans to be successful, we must identify suitable real estate with acceptable lease terms, develop remodeling plans, hire and train associates, adapt management and operating systems to meet the needs of these operations and have sufficient funds to finance the plans.  These tasks are difficult to manage successfully.  If we are not able to open and remodel stores as quickly as we have planned, our future financial performance could be materially and adversely affected.  Further, we cannot ensure the new or remodeled stores will achieve the same sales or profit levels that we anticipate.  This is particularly true as we introduce different store formats and sizes or enter into new market areas.

Economic conditions directly influence our operating results.  Economic conditions, both domestically and abroad, directly influence our operating results.  Current economic conditions, including the level of unemployment and energy costs, may adversely affect our business and the results of operations.

Our quarterly operating results are subject to fluctuation.  Our quarterly operating results have fluctuated in the past and are likely to do so in the future.  Factors that may contribute to these quarter-to-quarter fluctuations could include the effects of seasonality, our level of advertising and marketing, new store openings, changes in product and customer mix and competitors’ pricing.  These quarterly fluctuations could have an adverse effect on both our operating results and the price of our common stock.

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

We cannot ensure that the transition of services from Boise Cascade, L.L.C. will go smoothly As part of the Sale, we entered into a Mutual Administrative Services Agreement under which Boise Cascade, L.L.C. provided corporate staff services to OfficeMax on an interim basis. These services include financial, legal, human resources and investor relations services. Most of these functions have now been transitioned to employees of OfficeMax. Because these functions are supported by new employees, systems and processes, there can be no assurance that the functions will be stable in the short term.

We cannot ensure our integration efforts will be successful.  Our acquisition of OfficeMax, Inc., in December 2003, required the integration and coordination of our existing contract stationer operations with the retail operations of the acquired company.  Integrating and coordinating these operations involves complex operational and personnel-related challenges.  This process will continue to be time-consuming and expensive, may disrupt our day-to-day business activities and may not result in the full benefits of the synergies we expect.  The difficulties, costs and delays that we could encounter include unanticipated issues in integrating information, communications and other systems; the loss of customers; unanticipated incompatibility of purchasing, logistics, marketing, paper sales and administration methods; and unanticipated costs of terminating or relocating facilities and operations.  There may also be negative effects associated with employee morale and performance because of job changes, relocations and reassignments.  The costs of terminating or relocating facilities and operations may involve significant charges for severance, lease termination and other expenses as well as asset impairment losses which could have an adverse effect on our operating results.

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

We maintained ownership of a wood-polymer building materials facility near Elma, Washington that is included in Discontinued Operations and currently running pre-production testing. If the results of those tests are unsuccessful or we are unable to attract a suitable buyer for the facility, we may be required to record additional impairment losses and incur significant expenses to close the facility. Also, the Board of Directors and management have concluded that the facility no longer fits our strategic direction, which may make it difficult to retain key personnel knowledgeable with respect to the facility and its operations. Failure to retain personnel may result in our inability to complete the pre-production testing and make it difficult to operate the facility.

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

Our failure to satisfy the covenants in our loan and security agreement may cause a default.  The breach of the covenants in our loan and security agreement may result in a default under the facility.  An event of default would permit our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest.  Moreover, the lenders would likely terminate any obligation to make further extensions of credit under the facility and proceed to enforce their rights against the loan collateral.  Loans under the agreement are secured by a lien on substantially all of our inventory and related property.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At June 25, 2005, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2004.  More detailed information concerning market risk can be found under the sub-caption “Disclosures of Financial Market Risks” of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 39 of our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.  CONTROLS AND PROCEDURES

(a)          Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the chief executive officer and chief financial officer directed and supervised an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The evaluation was conducted to determine whether the company’s disclosure controls and procedures were effective in bringing material information about the company to the attention of senior management.  Based on this evaluation, our chief executive officer and chief financial officer concluded that the company’s disclosure controls and procedures were effective in alerting them in a timely manner to material information that the company is required to disclose in its filings with the Securities and Exchange Commission.

(b)          Remediation of Material Weakness

In the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, the Company identified a material weakness in its internal control over financial reporting associated with the control environment of an entity acquired near the end of 2003.  This material weakness resulted from the combination of the following internal control deficiencies that, when aggregated, resulted in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements would not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions:  (i) insufficient policies and procedures to ensure that employees in the merchandising department of the acquired entity acted in accordance with our Code of Business Conduct and Ethics (the “Code”), (ii) insufficient policies and procedures regarding the follow-up on communications from vendor(s) regarding disputed claims, including the lack of adequate segregation of duties, involving initiation of transactions and dispute resolution, and (iii) inadequately trained personnel within the merchandising and accounting departments.  As a result of these deficiencies, the company overstated operating income in the first quarter of 2004 and understated operating income in the second and third quarters of 2004.  The company has restated the financial information for each of the aforementioned quarters to properly reflect the appropriate accounting in each period.

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

The company has made improvements to processes and controls that address the material weakness.  Through the end of second quarter 2005, the company has:

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

The critical steps in our plan of remediation are essentially complete and additional steps in our plan are ongoing.  We believe that the actions taken to-date have remediated the material weakness.  The Company will continue to monitor the effectiveness of its controls over vendor income and related disclosure controls and procedures on an ongoing basis and will take further actions as appropriate.

(c)           Changes in Internal Control Over Financial Reporting

There was no other change in the company’s internal control over financial reporting, as defined in Rules 13a-15(f) and
15d-1(f) of the Exchange Act, during the most recent fiscal quarter, other than as discussed above in connection with the remediation of the material weakness identified during fourth quarter 2004, that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

(c)           For information concerning legal proceedings, see Note 20 to the Notes to Quarterly Consolidated Financial Statements (Unaudited) herein and OfficeMax Incorporated’s Annual Report on Form 10–K for the year ended December 31, 2004.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           In September 1995, our board of directors authorized us to purchase up to 4.3 million shares of our common stock.  As part of this authorization, we repurchase odd-lot shares (fewer than 100 shares) from shareholders wishing to exit their holdings in our common stock.  We retire the shares that we repurchase under this program.  This program will remain in effect until it is either terminated or suspended by our board of directors.  In the table below, this program is referred to as the “Odd-Lot Purchase Program.”

In March 2005, we announced the purchase of up to 23.5 million shares of our common stock through a modified Dutch auction tender offer, which expired on May 9, 2005.  Under this tender offer, we repurchased 23.5 million shares of common stock at a purchase price of $33.00 per share, plus transaction costs.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

March 27 – April 23, 2005	0	$0	0	4,252,113

April 24 – May 21, 2005	23,500,000	$33.00	23,500,000 purchased in the tender offer	No further shares of common stock may be purchased in the tender offer

May 22 – June 25, 2005	604	$30.57	604 purchased in the Odd-Lot Purchase Program	4,251,509 shares of common stock may yet be purchased under the Odd-Lot Purchase Program

Total	23,500,604	$32.99	23,500,604	4,251,509

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders on May 9, 2005.  A total of 95,144,149 shares of common and preferred stock were outstanding and entitled to vote at the meeting.  Of the total outstanding, 80,276,662 shares were represented at the meeting.

Shareholders cast votes for election of the following directors whose terms expire in 2008:

	In Favor	Withheld	Not Voted

Warren F. Bryant	72,231,694	8,044,968	-

Francesca Ruiz de Luzuriaga	72,279,443	7,997,219	-

David M. Szymanski	72,282,746	7,993,916	-

Carolyn M. Ticknor	72,228,843	8,047,819	-

Ward M. Woods	71,837,896	8,438,766	-

Continuing in office are Claire S. Farley, Rakesh Gangwal, Gary G. Michael, and A. William Reynolds, whose terms expire in 2007, and Brian C. Cornell, Edward E. Hagenlocker, Sam K. Duncan, Monte R. Hayman and Jane E. Shaw, whose terms expire in 2006.

Our shareholders ratified the appointment of KPMG LLP as our independent auditor for 2005 with 79,606,672 votes cast for and 146,519 against, while 523,471 shares abstained and zero were not voted.

Our shareholders voted in favor of a shareholder proposal to declassify the board.  The shareholders cast 50,620,369 votes for and 13,176,244 against, while 652,868 shares abstained and 15,827,181 were not voted.

On April 24, 2005, we reached an understanding with K Capital Offshore Master Fund (U.S. Dollars), L.P. and Special K Capital Offshore Master Fund (U.S. Dollars), L.P. (collectively “K Capital”), shareholders of OfficeMax, with respect to the settlement of a potential proxy contest in connection with the election of directors at our 2005 Annual Meeting of Shareholders (the “Annual Meeting”).  Pursuant to the settlement, it was understood and acknowledged that K Capital would withdraw its submission of its intentions to nominate, and solicit proxies in support of, the election of Karl L. Meyer to the Board of Directors of OfficeMax at the Annual Meeting, based on OfficeMax’s stated willingness to appoint an additional independent director to OfficeMax’s Board of Directors at the end of June 2005 and to give active consideration in good faith to a candidate or candidates proposed by K Capital for such purpose.  The cost of this understanding to us is the cost of an additional director, including attendant fees.

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

/s/ Theodore Crumley
Theodore Crumley
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Date: August 4, 2005

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 25, 2005

Number		Description
3.1	*	Restated Certificate of Incorporation, as restated to date
3.2	(1)	Bylaws as amended March 11, 2005
10.1	(2)	Form of Settlement Agreement and Release dated March 22, 2005 between the company and Gary J. Peterson
10.2	(3)	Employment Agreement dated April 14, 2005 between the Company and Sam Duncan
10.3	(4)	Nonstatutory Stock Option Award Agreement dated April 14, 2005 between the Company and Sam Duncan
10.4	(5)	Nonstatutory Stock Option Award Agreement dated April 14, 2005 between the Company and Sam Duncan
10.5	(6)	Restricted Stock Unit Award Agreement dated April 14, 2005 between the Company and Sam Duncan
10.6	(7)	Restricted Stock Unit Award Agreement dated April 14, 2005 between the Company and Sam Duncan
10.7	(8)	Annual Incentive Award Agreement dated April 14, 2005 between the Company and Sam Duncan
10.8	(9)	April 24, 2005 Understanding with K Capital Offshore Master Fund (U.S. Dollar), L.P. and Special K Capital Offshore Master Fund (U.S. Dollar), L.P.
10.9	(10)

Amended and Restated Going Public Agreement dated as of May 17, 2005 by and among OfficeMax Incorporated, Boise Cascade Company, Boise Land & Timber Holdings Corp., Kooskia Investment Corporation and Forest Products Holdings, L.L.C.

10.10	(11)

Third Amended and Restated Receivables Sale Agreement (the “Third Agreement”) dated June 20, 2005 among Loving Creek Funding Corporation, the Company, ABN AMRO Bank N.V., Wachovia Bank, N.A. and certain other parties.

10.11	(12)

Loan and Security Agreement dated June 24, 2005 by and among the Company, certain of its subsidiaries who are also borrowers, certain of its subsidiaries who are guarantors, certain lenders, and Wachovia Capital Finance Corporation (Central), which will act as agent for the lenders

31.1	*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated

* Filed with this Form 10-Q.

(1)    Exhibit 3.2 was filed under the same exhibit number in our Annual Report on Form 10-K for the year ended December 31, 2004, and is incorporated by reference.

(2)    Exhibit 10.1 was filed under the same exhibit number in our Report on Form 8-K dated April 1, 2005, and is incorporated by reference.

(3)    Exhibit 10.2 was filed as exhibit 10.1 in our Report on Form 8-K dated April 20, 2005 and is incorporated by reference.

(4)    Exhibit 10.3 was filed as exhibit 10.2 in our Report on Form 8-K dated April 20, 2005 and is incorporated by reference.

(5)    Exhibit 10.4 was filed as exhibit 10.3 in our Report on Form 8-K dated April 20, 2005 and is incorporated by reference.

(6)    Exhibit 10.5 was filed as exhibit 10.4 in our Report on Form 8-K dated April 20, 2005 and is incorporated by reference.

(7)    Exhibit 10.6 was filed as exhibit 10.5 in our Report on Form 8-K dated April 20, 2005 and is incorporated by reference.

(8)    Exhibit 10.7 was filed as exhibit 10.6 in our Report on Form 8-K dated April 20, 2005 and is incorporated by reference.

(9)    Exhibit 10.8 was described in our Report on Form 8-K dated April 28, 2005 and is incorporated by reference.

(10)  Exhibit 10.9 was filed as exhibit 10.1 in our Report on Form 8-K dated May 23, 2005 and is incorporated by reference.

(11)  Exhibit 10.10 was filed as exhibit 10.1 in our Report on Form 8-K dated June 24, 2005 and is incorporated by reference.

(12)  Exhibit 10.11 was filed as exhibit 10.1 in our Report on Form 8-K dated June 30, 2005 and is incorporated by reference.