Form 10-Q
period 2005-09-24
OFFICEMAX INC
filed 2005-11-03
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act
of 1934).       Yes   ☐                                     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 31, 2005
Common Stock, $2.50 par value	70,798,868

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements
Notes to Quarterly Consolidated Financial Statements (Unaudited)
	1.	Basis of Presentation
	2.	Sale of Paper, Forest Products and Timberland Assets
	3.	Discontinued Operations
	4.	OfficeMax, Inc., Integration
	5.	Income (Loss) Per Common Share
	6.	Other (Income) Expense, Net
	7.	Income Taxes
	8.	Comprehensive Income (Loss)
	9.	Receivables
	10.	Investments in Affiliates
	11.	Deferred Software Costs
	12.	Goodwill and Intangible Assets
	13.	Timber Notes Receivable
	14.	Debt
	15.	Financial Instruments
	16.	Retirement and Benefit Plans
	17.	Recently Issued Accounting Standard
	18.	Segment Information
	19.	Commitments and Guarantees
	20.	Legal Proceedings and Contingencies

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Sale of Paper, Forest Products and Timberland Assets
Change in Fiscal Year End
Results of Operations, Consolidated
Segment Discussion
OfficeMax, Contract and OfficeMax, Retail Combined
OfficeMax, Contract
OfficeMax, Retail
Corporate and Other
Boise Building Solutions
Boise Paper Solutions
Discontinued Operations
Integration and Facility Closure Reserves
Liquidity and Capital Resources
Inflationary and Seasonal Influences
Environmental
Critical Accounting Estimates
Cautionary and Forward-Looking Statements

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

PART I - FINANCIAL INFORMATION

ITEM 1.                                                 FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Income (Loss)

(thousands, except per-share amounts)

	Quarter Ended
	September 24, 2005	September 30, 2004
	(unaudited)
Sales	$2,287,695	$3,650,929

Costs and expenses
Materials, labor and other operating expenses	1,725,015	2,828,455
Depreciation, amortization and cost of company timber harvested	37,937	100,255
Selling and distribution expenses	430,507	496,213
General and administrative expenses	66,563	77,745
Other (income) expense, net	13,030	(1,161)
	2,273,052	3,501,507

Equity in net income of affiliates	1,403	—

Income from operations	16,046	149,422

Interest expense	(31,658)	(39,945)
Interest income	20,737	455
Other, net	2,326	1,072
	(8,595)	(38,418)

Income from continuing operations before income taxes and minority interest	7,451	111,004
Income tax provision	(6,653)	(43,556)

Income from continuing operations before minority interest	798	67,448
Minority interest, net of income tax	(1,178)	(1,145)
Income (loss) from continuing operations	(380)	66,303

Discontinued operations
Operating loss	(5,717)	(6,764)
Income tax benefit	2,224	2,630
Loss from discontinued operations	(3,493)	(4,134)

Net income (loss)	(3,873)	62,169
Preferred dividends	(1,093)	(3,242)

Net income (loss) applicable to common shareholders	$(4,966)	$58,927

Basic income (loss) per common share
Continuing operations	$(0.02)	$0.73
Discontinued operations	(0.05)	(0.05)
Basic	$(0.07)	$0.68

Diluted income (loss) per common share
Continuing operations	$(0.02)	$0.69
Discontinued operations	(0.05)	(0.05)
Diluted	$(0.07)	$0.64

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income (Loss)
(thousands, except per-share amounts)

	Nine Months Ended
	September 24, 2005	September 30, 2004
	(unaudited)
Sales	$6,702,299	$10,581,737

Costs and expenses
Materials, labor and other operating expenses	5,061,614	8,257,772
Depreciation, amortization and cost of company timber harvested	111,170	295,557
Selling and distribution expenses	1,280,063	1,480,458
General and administrative expenses	216,804	224,371
Other (income) expense, net	26,352	(91,769)
	6,696,003	10,166,389

Equity in net income of affiliates	4,057	6,311

Income from operations	10,353	421,659

Debt retirement expense	(14,391)	—
Interest expense	(96,330)	(121,029)
Interest income	76,090	1,389
Other, net	3,083	728
	(31,548)	(118,912)

Income (loss) from continuing operations before income taxes and minority interest	(21,195)	302,747
Income tax benefit (provision)	5,097	(113,792)

Income (loss) from continuing operations before minority interest	(16,098)	188,955
Minority interest, net of income tax	(2,541)	(2,393)
Income (loss) from continuing operations	(18,639)	186,562

Discontinued operations
Operating loss	(19,745)	(23,233)
Income tax benefit	7,681	9,034
Loss from discontinued operations	(12,064)	(14,199)

Net income (loss)	(30,703)	172,363
Preferred dividends	(3,354)	(9,776)

Net income (loss) applicable to common shareholders	$(34,057)	$162,587

Basic income (loss) per common share
Continuing operations	$(0.27)	$2.04
Discontinued operations	(0.15)	(0.16)
Basic	$(0.42)	$1.88

Diluted income (loss) per common share
Continuing operations	$(0.27)	$1.94
Discontinued operations	(0.15)	(0.16)
Diluted	$(0.42)	$1.78

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands)

	September 24, 2005	December 31, 2004
	(unaudited)
ASSETS
Current
Cash and cash equivalents	$78,440	$1,242,542
Receivables, net	591,750	640,381
Related party receivables	6,087	2,892
Merchandise inventories	980,858	1,138,167
Deferred income taxes	128,298	137,700
Assets held for sale	49,482	41,634
Other	82,065	55,446

	1,916,980	3,258,762

Property
Property and equipment
Land and improvements	38,634	38,665
Buildings and improvements	332,481	313,384
Machinery and equipment	692,700	606,745
	1,063,815	958,794

Accumulated depreciation	(505,021)	(417,342)
	558,794	541,452

Goodwill	1,219,230	1,165,316
Intangible assets, net	204,955	209,958
Investments in affiliates	175,006	175,006
Timber notes receivable	1,635,000	1,635,000
Restricted investment	20,252	113,000
Deferred charges	52,717	73,408
Other assets	357,995	371,097

Total assets	$6,140,929	$7,542,999

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands, except share amounts)

	September 24, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current
Short-term borrowings	$—	$10,309
Current portion of long-term debt	47,564	97,738
Income taxes payable	—	118,077
Accounts payable
Trade	836,414	1,076,020
Related parties	39,134	42,001
Accrued liabilities
Compensation and benefits	155,512	167,415
Other	380,677	342,194
Liabilities related to assets held for sale	4,293	3,216

	1,463,594	1,856,970

Debt
Long-term debt, less current portion	432,685	585,082
Timber securitization notes	1,470,000	1,470,000

	1,902,685	2,055,082

Other
Compensation and benefits	551,715	557,488
Deferred gain on sale of assets	179,757	179,757
Other long-term liabilities	231,463	259,761
	962,935	997,006
Minority interest	27,052	23,463

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock — no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 1,264,095 and 1,376,987 shares outstanding	56,884	61,964
Common stock — $2.50 par value; 200,000,000 shares authorized; 70,744,388 and 93,575,557 shares outstanding	176,849	232,269
Additional paid-in capital	742,698	1,441,265
Retained earnings	952,069	1,019,679
Accumulated other comprehensive loss	(143,837)	(144,699)

Total shareholders’ equity	1,784,663	2,610,478

Total liabilities and shareholders’ equity	$6,140,929	$7,542,999

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(thousands)

	Nine Months Ended
	September 24, 2005	September 30, 2004
	(unaudited)
Cash provided by (used for) operations
Net income (loss)	$(30,704)	$172,363
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(4,057)	(6,311)
Depreciation, amortization and cost of company timber harvested	111,170	301,172
Deferred income tax provision (benefit)	(5,096)	86,186
Minority interest, net of income tax	2,541	2,393
Pension and other postretirement benefits expense	20,241	71,011
Gain on sale of assets	(925)	(106,660)
Other	21,710	10,247
Changes other than from acquisitions of business
Receivables and inventory	216,218	(329,470)
Accounts payable and accrued liabilities	(224,145)	(22,111)
Income taxes payable and other	(207,982)	(298,158)

Cash used for operations	(101,029)	(119,338)

Cash provided by (used for) investment
Expenditures for property and equipment	(109,269)	(228,141)
Expenditures for timber and timberlands	—	(6,056)
Investments in affiliates	—	21
Proceeds from sale of assets	93,119	186,946
Acquisitions of businesses	(33,028)	—
Other	1,503	13,435

Cash used for investment	(47,675)	(33,795)

Cash provided by (used for) financing
Cash dividends paid
Common stock	(38,612)	(38,832)
Preferred stock	(2,281)	(6,809)
	(40,893)	(45,641)
Short-term borrowings (repayments), net	(10,277)	447,241
Long-term debt (repayments), net	(202,654)	(226,642)
Purchase of common stock	(780,407)	—
Other	18,833	21,602

Cash provided by (used for) financing	(1,015,398)	196,560

Increase (decrease) in cash and cash equivalents	(1,164,102)	43,427
Cash and cash equivalents at beginning of period	1,242,542	124,879

Cash and cash equivalents at end of period	$78,440	$168,306

See accompanying notes to quarterly consolidated financial statements.

Notes to Quarterly Consolidated Financial Statements (Unaudited)

1.                                      Basis of Presentation

On October 29, 2004, we completed the sale of our paper, forest products and timberland assets (the “Sale”) for approximately $3.7 billion to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners L.L.C.  We continue to operate our office products distribution business as our principal business.    We trade on the New York Stock Exchange under the ticker symbol OMX, and our corporate headquarters is located in Itasca, Illinois.  The OfficeMax website address is www.officemax.com.

In connection with the Sale, we changed our company name from Boise Cascade Corporation to OfficeMax Incorporated (the “Company,” “OfficeMax” or “we”) and we changed the names of our office products segments to OfficeMax, Contract and OfficeMax, Retail. The Boise Cascade Corporation and Boise Office Solutions names were used in documents furnished to or filed with the Securities and Exchange Commission prior to the Sale.  References made to the OfficeMax, Inc., acquisition (the “Acquisition”) and OfficeMax, Inc., integration (the “Integration”) in this quarterly report on Form 10-Q refer to Boise Cascade Corporation’s acquisition of OfficeMax, Inc., in December 2003 and the related integration activities.  On October 29, 2004, we invested $175 million in the securities of affiliates of Boise Cascade, L.L.C.  This investment represents continuing involvement as defined in Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, we do not show the historical results of the sold paper, forest products and timberland assets as discontinued operations.

Effective March 11, 2005, we amended our bylaws to make the fiscal year-end for OfficeMax Incorporated the last Saturday in December.  Prior to this amendment, all of our segments except OfficeMax, Retail had a December 31 fiscal year-end.  Our international businesses will maintain their December 31 year-ends.  We will consolidate the calendar year-end results of our international businesses with OfficeMax Incorporated’s fiscal year-end results.  The third fiscal quarter of 2005 ended on September 24, 2005.  The third fiscal quarter of 2004 ended on September 30, 2004.  As a result of this change to our fiscal year-end, the domestic operations of our OfficeMax, Contract segment had one fewer selling day in the third fiscal quarter of 2005 and five fewer selling days in the first three quarters of 2005 than in the comparable prior year periods.  Year-over-year comparisons of same-location sales are calculated based on an equal number of selling days in each year.

We have prepared the quarterly consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Some information and footnote disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations.  These statements should be read together with the consolidated financial statements and the accompanying notes included in OfficeMax Incorporated’s Annual Report on Form 10-K for the year ended December 31, 2004.

The quarterly consolidated financial statements included herein have not been audited by an independent registered public accounting firm, but in the opinion of management, we have included all adjustments necessary to present fairly the results for the periods.  Net income (loss) for the quarters and nine months ended September 24, 2005 and September 30, 2004, involved estimates.  Actual results may vary from those estimates. Except as may be disclosed within these “Notes to Quarterly Consolidated Financial Statements,” the adjustments made were of a normal, recurring nature.  Quarterly results are not necessarily indicative of results which may be expected for a full year.

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

We realized note and cash proceeds of approximately $3.5 billion from the Sale, after allowing for a $175 million reinvestment in securities of affiliates of Boise Cascade L.L.C. and transaction-related expenses.  The consideration for the timberlands portion of the Sale included $1.6 billion of timber installment notes.  We monetized the timber installment notes in December 2004 and received cash of $1.5 billion.

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

3.                                      Discontinued Operations

In December 2004, our board of directors authorized management to pursue the divestiture of our wood-polymer building materials facility near Elma, Washington.  The board of directors and management concluded that the facility no longer fit with the company’s strategic direction.  Accordingly, we have recorded the results of the facility’s operations as discontinued operations in our consolidated financial statements.  During the quarter ended December 31, 2004, we tested the recoverability of the long-lived assets of this facility in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and recorded a $67.8 million pretax charge for the write-down of impaired assets.  We also recorded $26.4 million of tax benefits associated with the write-down.  The write-down resulted from our review of estimated discounted future cash flows.  During third quarter 2005 and year-to-date through September 24, 2005, this facility had operating losses, net of taxes, of $3.5 million and $12.1 million, respectively.  During third quarter 2004 and year-to-date through September 30, 2004, operating losses for this facility, net of taxes, were $4.1 million and $14.2 million, respectively.

The assets and liabilities of discontinued operations are presented in our Consolidated Balance Sheets as “Assets held for sale” and “Liabilities related to assets held for sale.”  The carrying amounts of the major classes of these assets and liabilities at September 24, 2005 and December 31, 2004, were as follows:

	September 24, 2005	December 31, 2004
	(thousands)
Assets
Receivables, net	$483	$117
Inventories	2,080	2,438
Property and equipment, net	21,593	21,544
Deferred income taxes and other	25,326	17,535

Assets held for sale	$49,482	$41,634

Liabilities
Accounts payable	$685	$415
Accrued liabilities and other	3,608	2,801

Liabilities related to assets held for sale	$4,293	$3,216

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

Headquarters Consolidation

During September 2005, our board of directors approved a plan to relocate and consolidate our retail headquarters in Shaker Heights, Ohio and our existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois.  Currently, approximately 650 associates are located at the retail headquarters and 950 associates are located at the corporate headquarters.  The relocation and consolidation process is expected to be completed during the second half of 2006.

We recorded charges totaling $10.4 million during the third quarter of 2005 related to the headquarters relocation and consolidation.  These charges included severance, retention benefits and other employee costs of $9.3 million and accelerated depreciation of the retail headquarters building and leasehold improvements at the corporate headquarters of $1.1 million.  The third quarter charges related to the headquarters relocation and consolidation were included in the Corporate and Other segment.

We expect the total cost of the relocation and consolidation will be approximately $40 to $50 million on a pre-tax basis over the next 12 months, including the charges recorded during the third quarter 2005.  Total cash charges for severance, retention and other employee costs are expected to be approximately $15 to $20 million over the next 12 months.  Total cash charges for contract termination and other closure costs are expected to total approximately $10 to $15 million over the next 12 months.  The non-cash charges for accelerated depreciation are expected to total $10 to $15 million over the next 12 months.  These estimated costs do not include all future expenses for personnel training, recruiting and relocation or the potential savings due to expected efficiencies and tax incentives.

Facility Closure Reserves

Since the Acquisition, we have closed 18 U.S. distribution centers and 2 customer service centers.  We expect to reduce the total number of continental U.S. distribution centers to 31 from 55 at December 31, 2003.  The remaining reserve in our Consolidated Balance Sheet for costs related to this initiative was $11.4 million at September 24, 2005.

In first quarter 2004, we closed 45 OfficeMax retail facilities.  During 2004, we identified an additional 11 stores that were no longer strategically or economically viable.  At September 24, 2005, the remaining reserve for costs associated with these retail facility closures, primarily lease termination costs, net of estimated sublease income, was $44.9 million.  The charges to close these facilities were accounted for as exit activities in connection with the Acquisition, and we did not recognize charges to income in our Consolidated Statements of Income (Loss).  Most of the cash expenditures for these facilities will be made over the remaining lives of the operating leases.

Prior to our Acquisition, OfficeMax, Inc. had identified and closed underperforming facilities. As part of our purchase price allocation, we recorded $58.7 million of reserves for the estimated fair value of future liabilities associated with these closures. These reserves related primarily to future lease termination costs, net of estimated sublease income. Most of the expenditures for these facilities will be made over the remaining lives of the operating leases. At September 24, 2005, the remaining reserve in our Consolidated Balance Sheet for costs related to these closures was $46.6 million.

At September 24, 2005, approximately $45.4 million of the integration and facility closure reserve liability was included in “Accrued liabilities, other,” and $66.7 million was included in “Other long-term liabilities.” Integration and facility closure reserve account activity for the nine months ended September 24, 2005, including charges related to the headquarters relocation and consolidation, was as follows:

	Lease Termination Costs	Severance and Retention	Other	Total
	(thousands)
Integration and facility closure reserve at December 31, 2004	$117,042	$4,765	$409	$122,216

Costs incurred and charged to expense	3,232	10,167	164	13,563
Charges against the reserve	(20,609)	(2,928)	(101)	(23,638)

Integration and facility closure reserve at September 24, 2005	$99,665	$12,004	$472	$112,141

5.                                      Income (Loss) Per Common Share

The computation of basic and diluted income (loss) per common share for the quarters and nine months ended September 24, 2005 and September 30, 2004 is as follows:

	Quarter Ended		Nine Months Ended
	September 24, 2005	September 30, 2004	September 24, 2005	September 30, 2004
	(thousands, except per-share amounts)
Basic
Income (loss) from continuing operations	$(380)	$66,303	$(18,639)	$186,562
Preferred dividends (a)	(1,093)	(3,242)	(3,354)	(9,776)
Basic income (loss) before discontinued operations	(1,473)	63,061	(21,993)	176,786
Loss from discontinued operations	(3,493)	(4,134)	(12,064)	(14,199)

Basic income (loss)	$(4,966)	$58,927	$(34,057)	$162,587

Average shares used to determine basic income (loss) per common share	70,711	86,864	81,667	86,472

Basic income (loss) per common share:
Continuing operations	$(0.02)	$0.73	$(0.27)	$2.04
Discontinued operations	(0.05)	(0.05)	(0.15)	(0.16)

Basic income (loss) per common share	$(0.07)	$0.68	$(0.42)	$1.88

	Quarter Ended		Nine Months Ended
	September 24, 2005	September 30, 2004	September 24, 2005	September 30, 2004
	(thousands, except per-share amounts)
Diluted
Basic income (loss) before discontinued operations	$(1,473)	$63,061	$(21,993)	$176,786
Preferred dividends eliminated	—	3,242	—	9,776
Supplemental ESOP contribution	—	(2,971)	—	(8,903)
Diluted income (loss) before discontinued operations	(1,473)	63,332	(21,993)	177,659
Loss from discontinued operations	(3,493)	(4,134)	(12,064)	(14,199)

Diluted income (loss)	$(4,966)	$59,198	$(34,057)	$163,460

Average shares used to determine basic income (loss) per common share	70,711	86,864	81,667	86,472
Restricted stock, stock options and other	—	1,982	—	1,947
Series D Convertible Preferred Stock	—	3,170	—	3,244

Average shares used to determine diluted income (loss) per common share (b)	70,711	92,016	81,667	91,663

Diluted income (loss) per common share:
Continuing operations	$(0.02)	$0.69	$(0.27)	$1.94
Discontinued operations	(0.05)	(0.05)	(0.15)	(0.16)

Diluted income (loss) per common share	$(0.07)	$0.64	$(0.42)	$1.78

(a)                                       The dividend for the nine months ended September 30, 2004 attributable to our Series D Convertible Preferred Stock held by our employee stock ownership plan (ESOP) is net of a tax benefit.

(b)                                      Options to purchase 5.9 million shares of common stock were outstanding during the quarter and nine months ended September 24, 2005, but were not included in the computation of diluted income (loss) per share because the impact would have been anti-dilutive due to the net loss recognized in the quarter and nine month period ended September 24, 2005. Options to purchase 3.8 million and 3.6 million shares of common stock, respectively, were outstanding during the quarter and nine months ended September 30, 2004, but were not included in the computation of diluted income (loss) per share because the exercise prices of the options were greater than the average market price of the common shares.  Forward contracts to purchase 5.3 million and 5.1 million shares of common stock were outstanding during the quarter and nine months ended September 30, 2004, respectively, but were not included in the computation of diluted income (loss) per share because the securities were not dilutive under the treasury stock method.  These forward contracts were related to our adjustable conversion-rate equity security units.

6.                                      Other (Income) Expense, Net

“Other (income) expense, net” includes miscellaneous income and expense items. The components of “Other (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Quarter Ended		Nine Months Ended
	September 24, 2005	September 30, 2004	September 24, 2005	September 30, 2004
	(thousands)

Sale of interest in Voyageur Panel (Note 10)	$—	$—	$—	$(46,498)
OfficeMax integration costs (Note 4)	11,117	1,055	13,909	9,340
Sale of Louisiana timberlands (a)	—	—	—	(59,915)
Legal reserve (b)	—	—	9,800	—
Sale and write-down of Yakima assets (c)	—	—	—	7,123
Other, net	1,913	(2,216)	2,643	(1,819)

	$13,030	$(1,161)	$26,352	$(91,769)

(a)                                  In March 2004, we sold approximately 79,000 acres of timberland in western Louisiana for $84 million, and recorded a $59.9 million pretax gain in our Consolidated Statement of Income (Loss) for the quarter ended March 31, 2004.

(b)                                In the quarter ended March 26, 2005, we established an additional legal reserve of $9.8 million, pretax, related to a settlement with the Department of Justice.

(c)                                  In February 2004, we sold our plywood and lumber facilities in Yakima, Washington.  In connection with the sale, we recorded $7.1 million of costs in “Other (income) expense, net” in our Consolidated Statement of Income (Loss) for the nine months ended September 30, 2004. However, the sale also resulted in a $7.4 million reduction in our estimated LIFO reserve, which we recorded in “Materials, labor and other operating expenses.”

7.                                      Income Taxes

Our estimated effective tax rate for the nine months ended September 24, 2005, was 24.0%, compared with 37.5% for the nine months ended September 30, 2004.  The difference between the effective tax rate and the statutory tax rate is primarily due to the impact of non-deductible expenses, as well as the sensitivity of the rate to changing income levels and our mix of domestic and foreign sources of income.

For the quarter and nine months ended September 24, 2005, we paid income taxes, net of refunds received, of $4.9 million and $159.1 million, respectively.  We paid $7.0 million and $22.7 million for the quarter and nine months ended September 30, 2004, respectively.

8.                                      Comprehensive Income (Loss)

Comprehensive income (loss) included the following:

	Quarter Ended		Nine Months Ended
	September 24, 2005	September 30, 2004	September 24, 2005	September 30, 2004
	(thousands)

Net income (loss)	$(3,873)	$62,169	$(30,703)	$172,363
Other comprehensive income (loss)
Cumulative foreign currency translation adjustment	10,420	19,130	862	9,277
Cash flow hedges, net of tax	—	(2,497)	—	(93)

Comprehensive income (loss)	$6,547	$78,802	$(29,841)	$181,547

9.                                      Receivables

On June 20, 2005, we entered into a Third Amended and Restated Receivables Sale Agreement with a group of lenders.  Under this program, the Company sells fractional ownership interests in a defined pool of accounts receivable.  The available proceeds that may be received by the Company pursuant to this program may not exceed $200 million.  The amount of available proceeds is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables.  The receivables sale agreement will expire June 19, 2006.

Sold accounts receivable are excluded from “Receivables” in the Company’s Consolidated Balance Sheet. At September 24, 2005, $163.3 million of sold accounts receivable were excluded from “Receivables” in our Consolidated Balance Sheet compared with $120.0 million excluded at December 31, 2004.  The increase in sold accounts receivable from the amount at December 31, 2004, provided cash from operations in 2005.  The portion of fractional ownership that we retain is included in “Receivables” in our Consolidated Balance Sheet.  Costs related to the program are included in “Other, net” in the Consolidated Statements of Income (Loss).  The Company’s costs under this program vary, based on changes in the Company’s corporate credit rating, changes in interest rates and on the aggregate amount of purchased receivables.

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

Approximately $66 million of the securities received in connection with our investment have no voting rights.  The securities accrue dividends daily at a rate of 8% per annum on the liquidation value plus accumulated dividends, which accumulate semiannually to the extent not paid in cash on the last day of June and December.  For the quarter and nine months ended September 24, 2005, we recorded $1.4 million and $4.1 million of equity in net income of affiliates, respectively.

Voyageur Panel

In May 2004, we sold our 47% interest in Voyageur Panel, which owned an oriented strand board plant in Barwick, Ontario, Canada, to Ainsworth Lumber Co. Ltd. for $91.2 million in cash.  We recorded a $46.5 million pretax gain in “Other (income) expense, net” in our Boise Building Solutions segment.  This item increased net income $28.4 million after taxes for the three and nine months ended September 30, 2004.

Prior to the sale, we accounted for the joint venture under the equity method.  Included in our Consolidated Statements of Income (Loss) for the and nine months ended September 30, 2004 is equity in earnings of the joint venture of $6.3 million. We had an agreement with Voyageur Panel under which we operated the plant and marketed its product. During the nine months ended September 24, 2004, Voyageur Panel paid us management fees of $0.4 million and sales commissions of $2.1 million.

11.                               Deferred Software Costs

We defer internal-use software costs that benefit future years. These costs are amortized on the straight-line method over the expected life of the software, typically three to five years. “Deferred charges” in the Consolidated Balance Sheets includes deferred software costs of $36.0 million and $57.3 million at September 24, 2005 and December 31, 2004, respectively.  Amortization of deferred software costs totaled $6.5 million and $20.1 million for the quarter and nine months ended September 24, 2005, and $6.5 million and $18.5 million for the quarter and nine months ended September 30, 2004, respectively.

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

Changes in the carrying amount of goodwill by segment are as follows:

	OfficeMax, Contract	OfficeMax, Retail	Total
	(thousands)
Balance at December 31, 2004	$505,916	$659,400	$1,165,316

Effect of foreign currency translation	(374)	—	(374)
Businesses acquired	23,115	—	23,115
Other adjustments	—	31,173	31,173

Balance at September 24, 2005	$528,657	$690,573	$1,219,230

During the second quarter 2005, our Contract segment acquired three office products distributors and we recorded $4.0 million of goodwill related to the acquisitions.  During first quarter 2005, our Contract segment acquired an office products distributor and we recorded $18.4 million of goodwill related to the acquisition.  During the third quarter of 2005, we increased the goodwill related to the Acquisition by $31.2 as a result of an adjustment to deferred tax assets.

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

	September 24, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,100	$—	$173,100
Customer lists and relationships	34,111	(12,043)	22,068
Noncompete agreements	12,680	(4,894)	7,786
Exclusive distribution rights	3,591	(1,590)	2,001

	$223,482	$(18,527)	$204,955

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,100	$—	$173,100
Customer lists and relationships	34,771	(10,036)	24,735
Noncompete agreements	12,680	(2,921)	9,759
Exclusive distribution rights	3,689	(1,325)	2,364

	$224,240	$(14,282)	$209,958

Intangible asset amortization expense totaled $1.5  million and $4.4 million for the quarter and nine months ended September 24, 2005, and $1.4 million and $4.4 million for the quarter and nine months ended September 30, 2004, respectively.  The estimated annual amortization expense is $6.2 million in 2005, and $6.1 million, $6.0 million, $4.5 million, $1.7 million and $1.7 million in 2006, 2007, 2008, 2009 and 2010, respectively.

13.                               Timber Notes Receivable

In October 2004, OfficeMax sold its timberlands as part of the Sale. In exchange for the timberlands, we received timber installment notes in the amount of $1.6 billion, which were credit enhanced with guarantees.  The guarantees were issued by financial institutions and were secured by the pledge of underlying collateral notes issued by credit enhancement banks. The timber installment notes are 15-year non-amortizing.  There are two notes that total $817.5 million bearing interest at 4.982% and a third note in the amount of $817.5 million bearing interest at 5.112%.  Interest earned on all of the notes is received semiannually.  See sub-caption “Timber Notes” in Note 14, Debt, of this Form 10-Q for additional information concerning a securitization transaction involving the timber notes receivable.

14.                               Debt

Credit Agreements

On June 24, 2005, we entered into a loan and security agreement for a revolving credit facility.   The revolver replaces our previous revolving credit facility, which was scheduled to mature on June 30, 2005 but was terminated by us on June 24, 2005.  There were no borrowings outstanding under the new revolver as of September 24, 2005.  Letters of credit issued under the revolver totaled $96.8 million as of September 24, 2005.  Letters of credit may be issued under the revolver up to a maximum limit of $100 million.  The combined sum of outstanding borrowings and letters of credit issued under the revolver may not exceed the maximum aggregate borrowing amount.  The maximum aggregate borrowing amount is equal to the lesser of (i) a percentage of the value of certain eligible inventory less certain reserves or (ii) $500 million.  As of September 24, 2005, our maximum aggregate borrowing amount was $464.5 million.

Borrowings under the revolver bear interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”).  Applicable margins are applied to our borrowing rates and letters of credit fees under the revolver depending on our average excess availability.  For borrowings outstanding under the new revolver during the quarter ended September 24, 2005, our interest rate was equal to the prime rate of 6.75%.  Fees on letters of credit issued under the revolver were charged at a rate of 1.125%.  In addition, we are also charged an unused line fee of .25% on the amount by which the maximum credit of $500 million exceeds our outstanding borrowings and letters of credit.

 Borrowings under the revolver are secured by a lien on substantially all of our inventory and related proceeds.  The revolving loan and security agreement contains customary conditions to borrowing including a monthly calculation of excess borrowing availability and reporting compliance.  Covenants in the revolver agreement restrict the amount of letters of credit that may be issued, dividend distributions and other uses of cash if excess availability is less than $75 million.  At September 24, 2005, our excess availability totaled $367.7 million and we were in compliance with all covenants under the revolver agreement.  The revolver terminates on June 24, 2010.

Timber Notes

In December 2004, we completed a securitization transaction in which we transferred our interest in the timber installment notes receivable to wholly owned bankruptcy remote subsidiaries that were designated to be qualifying special purpose entities (the “OMXQs”).  The OMXQs pledged the timber installment notes receivable and related guarantees and issued securitization notes in the amount of $1.5 billion.  Recourse on the securitization notes is limited to the pledged timber notes receivable.  The securitization notes are 15-year non-amortizing and were issued in two equal $735 million tranches paying interest of 5.42% and 5.54% semiannually.

As a result of these transactions, OfficeMax received $1.5 billion in cash from the bankruptcy remote special-purpose entities, and over 15 years will earn approximately $82.5 million per year in interest income on the timber installment notes receivable and incur interest expense of approximately $80.5 million per year on the securitization notes.  The pledged timber installment notes receivable and nonrecourse securitization notes will mature in 2020 and 2019, respectively.  The securitization notes have an initial term that is approximately three months shorter than the installment notes.  The company expects to refinance its ownership of the installment notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the securitization notes to the maturity of the installment notes.

The guidance related to the accounting for securitization is complex and open to interpretation.  The original entities issuing the credit enhanced timber installment notes to OfficeMax are variable-interest entities (the “VIE’s”) under FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities.”  The holders of the timber installment notes (the OMXQs, the bankruptcy remote subsidiaries to which we transferred the notes in the securitization) are considered to be the primary beneficiaries, and therefore, the VIE’s are required to be consolidated with the OMXQs, which are also the issuers of the securitization notes.  Although we believe an argument can be made that the consolidation of the VIE’s as a result of this transaction does not disqualify the OMXQs from being qualified special purpose entities, as described in FASB Statement No 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” we have concluded that consolidating the VIE’s does disqualify the OMXQs from meeting this guidance.  As a result, the accounts of  the OMXQs have been consolidated into those of its ultimate parent, OfficeMax.  The effect of our consolidation of the OMXQs is that the securitization transaction is treated as a financing, and both the timber notes receivable and the securitization notes payable are reflected in our Consolidated Balance Sheet.

Note Agreements

In August 2003, we issued $50 million of 7.45% medium-term notes due in 2011.  The proceeds of the notes were used for general corporate purposes.  On November 5, 2004, we purchased $49.6 million of these notes pursuant to a tender offer for these securities.  At September 24, 2005, $0.4 million of these notes were outstanding.

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

During first quarter 2005, we purchased and cancelled $87.3 million of the 7.00% senior notes.  As a result, $92.8 million of the $113 million in principal amount of General Electric Capital and Bank of America Corp. notes were released from the security interest granted to the 7.00% note holders and were sold during the second quarter 2005.  The remaining $20.3 million of these notes, which are subject to the security interest, are reflected as a “Restricted Investment” on our Consolidated Balance Sheets at September 24, 2005.

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

Other

Cash payments for interest, net of interest capitalized, were $9.8 million and $67.4 million for the quarter and nine months ended September 24, 2005, and $30.3 million and $115.0 million for the quarter and nine months ended September 30, 2004, respectively.

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

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	September 24, 2005	September 30, 2004	September 24, 2005	September 30, 2004
	(thousands)
Service cost	$240	$7,568	$140	$479
Interest cost	18,816	26,289	984	1,614
Expected return on plan assets	(21,034)	(25,181)	—	—
Recognized actuarial loss	7,407	9,739	9	286
Amortization of prior service costs and other	—	1,295	41	(169)

Company-sponsored plans	5,429	19,710	1,174	2,210
Multiemployer pension plans	—	120	—	—

Net periodic benefit cost	$5,429	$19,830	$1,174	$2,210

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 24, 2005	September 30, 2004	September 24, 2005	September 30, 2004
	(thousands)
Service cost	$720	$22,759	$502	$1,431
Interest cost	56,449	78,858	3,102	4,827
Expected return on plan assets	(63,101)	(75,542)	—	—
Recognized actuarial loss	22,221	29,219	269	858
Amortization of prior service costs and other	—	8,702	80	(509)

Company-sponsored plans	16,289	63,996	3,953	6,607
Multiemployer pension plans	—	408	—	—

Net periodic benefit cost	$16,289	$64,404	$3,953	$6,607

During the third quarter 2005, the Company made changes to its retiree medical benefit plans that had the net effect of reducing the medical insurance subsidy provided to retirees, including eliminating the subsidy for certain retirees.  As a result of the plan changes, accumulated post-retirement benefit obligations were reduced by approximately $44 million.  The plan changes are considered to be a negative plan amendment, as defined in FASB Statement  No. 106,  “Employers’ Accounting  for Postretirement Benefits Other Than Pensions.”  Accordingly, there was no gain related to the plan changes recognized in the Consolidated Statement of Income (Loss) for the quarter ended September 24, 2005.  The reduction in the accumulated post-retirement benefit obligations will be recognized ratably over the remaining life expectancy of the participants in the plans, which is currently estimated to be approximately 12 years.

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

OfficeMax, Contract markets and sells office supplies and paper, technology products and solutions and office furniture through field salespeople, outbound telesales, catalogs, the Internet and office products stores.  OfficeMax, Retail markets and sells office supplies and paper, print and document services, technology products and solutions and office furniture through office supply superstores.  Boise Building Solutions manufactured, marketed and distributed various products that are used for construction. Boise Paper Solutions manufactured, marketed and distributed uncoated free sheet papers, containerboard, corrugated containers, and newsprint and market pulp.  Corporate and Other includes support staff services and related assets and liabilities.  The segments’ profits and losses are measured based on operating profits before interest income and expense, income taxes, minority interest, extraordinary items and the cumulative effect of accounting changes.  During the third quarter 2005, we recorded $10.4 million of expenses related to our headquarters relocation and consolidation in the Corporate and Other segment.  We intend to report all of the expenses related to the headquarters relocation and consolidation in the Corporate and Other Segment, consistent with management’s approach to assessing segment performance.  If the headquarters relocation and consolidation costs were allocated to the Retail and Contract segments, Retail segment operating income would have been reduced by $10.3 million and Contract segment operating income would have been reduced by $0.1 million.  See Note 4, OfficeMax, Inc., Integration, of this Form 10-Q for additional information concerning our headquarters relocation.

An analysis of our operations by segment is as follows:

				Income (Loss)
				Before Taxes
	Sales			And Minority
	Trade	Intersegment	Total	Interest
	(thousands)
Quarter Ended September 24, 2005
OfficeMax, Contract	$1,144,500	$—	$1,144,500	$33,952
OfficeMax, Retail	1,143,195	—	1,143,195	16,073
Corporate and Other	—	—	—	(31,653)
	$2,287,695	$—	$2,287,695	18,372

Interest expense				(31,658)
Interest income				20,737
Income from continuing operations before income taxes and minority interest				$7,451

				Income (Loss)
				Before Taxes
	Sales			And Minority
	Trade	Intersegment	Total	Interest
Quarter Ended September 30, 2004
OfficeMax, Contract	$1,095,596	$596	$1,096,192	$31,442
OfficeMax, Retail	1,138,461	—	1,138,461	26,797
Corporate and Other	7,180	913	8,093	(29,921)
	2,241,237	1,509	2,242,746	28,318

Boise Building Solutions	1,043,970	7,269	1,051,239	101,411
Boise Paper Solutions	365,722	165,415	531,137	20,765
	$3,650,929	$174,193	$3,825,122	150,494
Interest expense				(39,945)
Interest income				455
Income from continuing operations before income taxes and minority interest				$111,004

				Income (Loss)
				Before Taxes
	Sales			And Minority
	Trade	Intersegment	Total	Interest
Nine Months Ended September 24, 2005
OfficeMax, Contract	$3,407,114	$—	$3,407,114	$76,035
OfficeMax, Retail	3,295,185	—	3,295,185	23,410
Corporate and Other	—	—	—	(86,009)
	$6,702,299	$—	$6,702,299	13,436
Debt retirement expense				(14,391)
Interest expense				(96,330)
Interest income				76,090
Loss from continuing operations before income taxes and minority interest				$(21,195)

				Income (Loss)
				Before Taxes
	Sales			And Minority
	Trade	Intersegment	Total	Interest
Nine Months Ended September 30, 2004
OfficeMax, Contract	$3,252,654	$1,757	$3,254,411	$87,234
OfficeMax, Retail	3,326,121	—	3,326,121	39,488
Corporate and Other	23,767	46,174	69,941	(64,903)
	6,602,542	47,931	6,650,473	61,819

Boise Building Solutions	2,935,367	22,643	2,958,010	312,961
Boise Paper Solutions	1,043,828	457,007	1,500,835	47,607
	$10,581,737	$527,581	$11,109,318	422,387
Interest expense				(121,029)
Interest income				1,389
Income from continuing operations before income taxes and minority interest				$302,747

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

As described in Note 14, Debt, of the Notes to Quarterly Consolidated Financial Statements (Unaudited) herein and Note 10, Leases, and Note 14, Debt, of “Item 8.  Financial Statements and Supplementary Data” in our 2004 Annual Report on Form 10-K, we have commitments for leases and long-term debt.  In addition, we have purchase obligations for goods and services and capital expenditures entered into in the normal course of business.  During the nine months ended September 24, 2005, there have been no material changes to our contractual obligations outside the ordinary course of our business.

Off Balance Sheet Activities

On June 20, 2005, we entered into a new Third Amended and Restated Receivables Sale Agreement with a group of lenders.  Under this program, the Company sells fractional ownership interests in a defined pool of accounts receivable.  See Note 9, Receivables, of this Form 10-Q for additional information concerning our receivable sale agreement.

Guarantees

We provide guarantees, indemnifications and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.”  Note 20, Commitments and Guarantees, of “Item 8.  Financial Statements and Supplementary Data” in our 2004 Annual Report on Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees and the maximum potential undiscounted amounts of future payments we could be required to make.  During the nine months ended September 24, 2005, there have been no material changes to our guarantees, indemnifications and assurances to others outside the ordinary course of our business.

20.         Legal Proceedings and Contingencies

In our Annual Report on Form 10-K, we described certain lawsuits filed against us alleging violations of the Securities Exchange Act of 1934.  These lawsuits were consolidated and assigned to one judge in the United States District Court for the Northern District of Illinois.  On August 1, 2005, a single consolidated complaint was filed in the Roth suit by the lead plaintiff combining the allegations in the four remaining suits against each of the defendants in the lawsuits and an additional former officer of the Company.    On September 21, 2005, we filed a motion to dismiss the consolidated complaint.

For additional information concerning legal proceedings and contingencies, see our Annual Report on Form 10-K for the year ended December 31, 2004 as updated in our Quarterly Report on Form 10-Q for the quarter ended June 25, 2005.

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

Sale of Paper, Forest Products and Timberland Assets

On October 29, 2004, we completed the Sale for approximately $3.7 billion to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners L.L.C..  The sold assets are included in our Boise Building Solutions and Boise Paper Solutions segments.  Some of the assets of these segments, such as a wood-polymer building materials facility that is included in Discontinued Operations, and company-owned life insurance, are being retained by OfficeMax, as are some liabilities associated with the segments whose assets we sold, including retiree pensions and benefits, litigation,  environmental remediation at selected sites and facilities previously closed.

On October 29, 2004, we invested $175 million in securities of affiliates of Boise Cascade, L.L.C.  This investment represents continuing involvement as defined in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  Accordingly, we do not show the historical results of the sold paper, forest products and timberland assets as discontinued operations.

Change in Fiscal Year End

Effective March 11, 2005, we amended our bylaws to make the fiscal year-end for OfficeMax Incorporated the last Saturday in December.  Prior to this amendment, all of our segments except OfficeMax, Retail had a December 31 fiscal year-end.  Our international businesses will maintain their December 31 year-ends.  We will consolidate the calendar year-end results of our international businesses with OfficeMax Incorporated’s fiscal year-end results.  The third fiscal quarter of 2005 ended on September 24, 2005.  The third fiscal quarter of 2004 ended on September 30, 2004.  As a result of this change to our fiscal year-end, the domestic operations of our OfficeMax, Contract segment had one fewer selling day in the third fiscal quarter and five fewer selling days in the first three quarters of 2005 than in the comparable prior year periods.   Year-over-year comparisons of same-location sales are calculated based on an equal number of selling days in each year.

Results of Operations, Consolidated

	Quarter Ended		Nine Months Ended
	September 24, 2005	September 30, 2004	September 24, 2005	September 30, 2004
	(millions, except per share amounts)
Sales	$2,287.7	$3,650.9	$6,702.3	$10,581.7

Income (loss) from continuing operations before income taxes and minority interest	$7.5	$111.0	$(21.2)	$302.7
Net income (loss)	$(3.9)	$62.2	$(30.7)	$172.4

Diluted income (loss) per common share
Continuing operations	$(0.02)	$0.69	$(0.27)	$1.94
Discontinued operations	(0.05)	(0.05)	(0.15)	(0.16)
Diluted income (loss) per common share	$(0.07)	$0.64	$(0.42)	$1.78

	(percentage of sales)
Materials, labor and other operating expenses	75.4%	77.5%	75.5%	78.0%
Selling and distribution expenses	18.8%	13.6%	19.1%	14.0%
General and administrative expenses	2.9%	2.1%	3.2%	2.1%

For the quarter ended September 24, 2005, total sales were $2.3 billion, compared with $3.7 billion in the same period a year ago.  Sales for the first nine months of 2005 were $6.7 billion, compared with $10.6 billion in the first nine months of 2004.  The sales decline in both periods was primarily due to sales of our Boise Building Solutions and Boise Paper Solutions segments that were included in 2004 but not in 2005. Assets of these segments, along with our timberland assets, were included in the Sale.  For more information about our segment results, see the discussion of each segment below.

For the quarter and nine months ended September 24, 2005, materials, labor and other operating expenses as a percentage of sales decreased 2.1% and 2.5%, respectively, from the same periods last year.  For the quarter and nine months ended September 24, 2005, selling and distribution expenses as a percentage of sales increased 5.2% and 5.1%, respectively, from the same periods last year.  The year-over-year variances are largely attributable to the Sale.  The Contract and Retail segments operate with both higher gross margins and higher selling and distribution expenses than the Boise Building Solutions and Boise Paper Solutions segments.

As a percentage of sales, general and administrative expenses in the quarter and nine months ended September 24, 2005 increased 0.8% and 1.1%, respectively, over the prior year periods, primarily due to one-time severance payments, as well as higher costs from employee retirement benefits and retention programs and expenses related to the transition of support staff services from Boise Cascade, L.L.C. to OfficeMax Incorporated.

In third quarter 2005, we reported $13.0 million of expense in “Other (income) expense, net,” including $10.4 million of expenses related to the relocation and consolidation of our corporate headquarters.  Year-to-date, “Other (income) expense, net” was $26.4 million through September 24, 2005, and includes the third quarter charge related to the headquarters consolidation, a $9.8 million pretax charge to establish an additional legal reserve related to a settlement with the Department of Justice as well as other miscellaneous income and expense items.  In third quarter 2004, “Other (income) expense, net” was $1.2 million of income.  During the nine months ended September 30, 2004, “Other (income) expense, net” was $91.8 million of income and included the $46.5 million second quarter pretax gain on the sale of Voyageur Panel, as well as a $59.9 million pretax gain on the sale of approximately 79,000 acres of timberland in western Louisiana, offset by $7.1 million of costs related to the sale of our Yakima, Washington plywood and lumber facilities; and other miscellaneous income and expense items.  For more information concerning other (income) expense, net, see Note 6 to the Notes to Quarterly Consolidated Financial Statements (Unaudited) herein.

Equity in net income of affiliates was $1.4 million in third quarter 2005.  Equity in net income of affiliates was $4.1 million year-to-date as of September 24, 2005, compared with $6.3 million year-to-date as of September 30, 2004.  The year-over-year variances were due to equity in earnings of Voyageur Panel, which was included in first half 2004 results.  We sold our 47% interest in Voyageur Panel to Ainsworth Lumber Co. Ltd., for $91.2 million in cash in May 2004.

During the nine-month period ended September 24, 2005, we incurred costs related to the early buyback of debt of approximately $14.4 million.  We did not incur any expense in the third quarter 2005 related to the early buyback of debt.

Interest expense was $31.7 million and $39.9 million for the quarters ended September 24, 2005 and September 30, 2004, respectively, and $96.3 million and $121.0 million for the nine months ended September 24, 2005 and September 30, 2004, respectively.  The decrease in interest expense was due to lower debt levels in third quarter and first nine months of 2005, a result of debt repurchases and retirements funded with proceeds from the Sale.  For first nine months of 2005, interest expense includes approximately $60.0 million of interest recognized as a result of consolidating the issuers of $1.5 billion of timber securitization notes.  The interest expense associated with the timber securitization notes is offset by interest income of $61.7 million earned on the timber notes receivable.  The interest income on the timber notes receivable is included in interest income and is not netted against the related interest expense in our Consolidated Statement of Income (Loss).

Interest income was $20.7 million for third quarter 2005, and $0.5 million for third quarter 2004.  Year-to-date interest income was $76.1 million in 2005 compared with $1.4 million in 2004.  Year-to-date interest income included interest income of $61.9 earned on the timber notes receivable.  The increase in interest income, excluding interest earned on the timber notes receivable, is due to the increase in cash and short-term investments following the October 2004 Sale.

In May 2005, we repurchased 23.5 million shares of our common stock and the associated common stock purchase rights through a modified Dutch auction tender offer at a purchase price of approximately $775.5 million, or $33.00 per share, plus transaction costs.

Our estimated annual effective tax rate applicable to continuing operations for the nine months ended September 24, 2005, was 24.0%, compared with an effective tax rate applicable to continuing operations of 37.6% for the nine months ended September 30, 2004.  Changes in estimated tax rates are due to the sensitivity of the rates to changing income levels and the mix of domestic and foreign sources of income as well as the non-deductible nature of certain one-time severance costs and the legal reserve recorded during 2005.

Third quarter 2005 loss from continuing operations was $0.4 million, or $0.02 cents per diluted share, compared with income from continuing operations of $66.3 million, or $0.69 cents per diluted share, in third quarter 2004.  Including the loss from discontinued operations, the net loss in the third quarter of 2005 was $3.9 million, or $0.07 per diluted share, compared with net income of $62.2, or $0.64 per diluted share in 2004.

Loss from continuing operations for the first nine months of 2005 was $18.6 million or $0.27 per diluted share, compared with income from continuing operations of $186.6 million, or $1.94 per diluted share for the same period in 2004.  Including the loss from discontinued operations, the net loss in the first nine months of 2005 was $30.7 million, or $0.42 per diluted share, compared with net income of $172.4, or $1.78 per diluted share in 2004.

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

OfficeMax, Contract, markets and sells office supplies and paper, technology products and solutions and office furniture through field salespeople, outbound telesales, catalogs, the Internet and office products stores.  OfficeMax, Retail, markets and sells office supplies and paper, print and document services, technology products and solutions and office furniture through office supply superstores.  Boise Building Solutions manufactured, marketed and distributed various products that are used for construction, while Boise Paper Solutions manufactured, marketed and distributed uncoated free sheet papers, containerboard, corrugated containers, newsprint and market pulp.  Corporate and Other includes support staff services and related assets and liabilities.  The segments’ profits and losses are measured based on operating profits before interest income and expense, income taxes, minority interest, extraordinary items and the cumulative effect of accounting changes.  During the third quarter 2005, we recorded $10.4 million of expenses related to our headquarters relocation and consolidation in the Corporate and Other segment.  We intend to report all of the expenses related to the headquarters relocation and consolidation in the Corporate and Other Segment, consistent with management’s approach to assessing segment performance.  If the headquarters relocation and consolidation costs were allocated to the Retail and Contract segments, Retail segment operating income would have been reduced by $10.3 million and Contract segment operating income would have been reduced by $0.1 million.

OfficeMax, Contract and OfficeMax, Retail Combined

In our combined OfficeMax, Contract and Retail segments, third quarter 2005 sales increased 2% to $2.3 billion, compared with $2.2 billion in the same quarter a year ago.  Combined sales for these segments for the first nine months of 2005 increased 2% to $6.7 billion, compared with $6.6 billion in the first nine months of 2004.  During the quarter and nine months ended September 24, 2005, same-location sales for our combined Contract and Retail segments increased 2% and 3%, respectively, over the comparable prior year periods.

Combined operating income for our Contract and Retail segments in third quarter 2005 was $50.0 million, or 2.2% of sales, down from $58.2 million, or 2.6% of sales, in third quarter 2004.  The decrease in operating income was due to a year-over-year decrease in operating income in our Retail segment, partially offset by an increase in Contract segment profit.  For the first nine months of 2005, operating income for both segments was $99.4 million, or 1.5% of sales, compared with $126.7 million, or 1.9% of sales, in the nine months of 2004.  The year-over-year decline in operating income is attributable to a decrease in operating income in our Retail segment, a $9.8 million legal reserve recorded in our Contract segment and the impact of our domestic Contract operations having five fewer selling days in 2005 than in 2004.

OfficeMax, Contract

	Quarter Ended		Nine Months Ended
	September 24, 2005	September 30, 2004	September 24, 2005	September 30, 2004
	(millions)
Sales	$1,144.5	$1,096.2	$3,407.1	$3,254.4
Segment income	$34.0	$31.4	$76.0	$87.2

Sales by Product Line
Office supplies and paper	$637.9	$611.0	$1,921.0	$1,829.3
Technology products	$363.3	$356.0	$1,080.4	$1,049.6
Office furniture	$143.3	$129.2	$405.7	$375.5

Sales by Geography
United States	$876.8	$864.8	$2,584.2	$2,530.9
International	$267.7	$231.4	$822.9	$723.5

Sales growth	4%	17%	5%	17%
Same-location sales growth	5%	8%	6%	8%

	(percentage of sales)
Gross profit margin	21.7%	23.4%	21.9%	23.9%
Operating expenses	18.7%	20.5%	19.7%	21.2%
Operating profit margin	3.0%	2.9%	2.2%	2.7%

Operating Results

During the quarter and nine months ended September 24, 2005, our Contract segment had sales of $1,144.5 million and $3,407.1 million, up 4% and 5%, respectively, from $1,096.2 million and $3,254.4 million during the same periods a year ago.  Year-over-year same-location sales in the third quarter and first nine months of 2005 increased 5% and 6%, respectively.

E-commerce sales increased 20% and 19%, respectively, over e-commerce sales reported during the third quarter and first nine months of 2004.  E-commerce sales represented 58% of the Contract segment’s total sales during the third quarter of 2005 and 56% of the Contract segment’s total sales during the first nine months of 2005.

Our Contract segment gross profit margins for the quarter and nine months ended September 24, 2005, were 21.7% and 21.9% of sales, a decrease of 1.7% of sales and 2.0% of sales, respectively, compared with the same periods a year ago.  The decrease in gross profit margins resulted from higher delivery costs due to increased energy prices, and changes to product mix as our Contract segment sales have shifted towards more technology and paper sales which have lower gross margins than office supplies.  The lower gross profit margins in our Contract segment also reflect a more competitive pricing environment for large U.S. contract customers and weaker gross profit margins in our Canadian operations.

In third quarter 2005, our operating expenses as a percentage of sales were 18.7%, down 1.8% of sales from 20.5% in third quarter 2004.  During the nine months ended September 24, 2005, operating expenses as a percentage of sales decreased 1.5% of sales to 19.7% of sales.  Operating expenses for the first nine months of 2005 includes the impact of establishing an additional legal reserve of $9.8 million related to a settlement with the Department of Justice.  Excluding the impact of the additional legal reserve, operating expenses improved as a percentage of sales due to lower promotion and marketing costs, as well as reduced payroll and integration expenses due in part to the continued consolidation of our delivery center network.  These savings were partially offset by our investment to expand our middle market sales force.

Contract segment operating income was $34.0 million, or 3.0% of sales, in third quarter 2005, up from $31.4 million, or 2.9% of sales, in third quarter 2004.  Contract segment operating income was $76.0 million, or 2.2% of sales, in the first nine months of 2005, down from $87.2 million in the same period a year ago.  Excluding the $9.8 million charge to establish the additional legal reserve, segment income decreased $1.4 million from the comparable prior year period.  The decrease is attributable to fewer sales days in 2005, weaker results in Canada, lower gross margins in the U.S. and the impact of our investment to expand our middle market sales force, partially offset by savings from lower promotion and marketing costs, as well as reduced payroll and integration expenses.

OfficeMax, Retail

	Quarter Ended		Nine Months Ended
	September 24, 2005	September 30, 2004	September 24, 2005	September 30, 2004
	(millions)
Sales	$1,143.2	$1,138.4	$3,295.2	$3,326.1
Segment income (loss)	$16.1	$26.8	$23.4	$39.5

Sales by Product Line
Office supplies and paper	$494.5	$490.5	$1,338.7	$1,340.0
Technology products	$545.3	$542.7	$1,664.7	$1,685.8
Office furniture	$103.4	$105.2	$291.8	$300.3

Sales by Geography
United States	$1,095.3	$1,096.1	$3,167.3	$3,209.8
International	$47.9	$42.3	$127.9	$116.3

Sales growth (a)	—%	(1)%	(1)%	(1)%
Same-location sales growth (a)	(1)%	1%	(1)%	2%

	(percentage of sales)
Gross profit margin	26.7%	26.9%	26.3%	26.2%
Operating expenses	25.3%	24.5%	25.6%	25.0%
Operating profit margin	1.4%	2.4%	0.7%	1.2%

(a)  Sales growth and same-location sales growth for the quarter and nine months ended September 30, 2004 are calculated as if the OfficeMax, Inc. acquisition had been completed as of the beginning of fiscal year 2003.

Operating Results

Third quarter 2005 sales for our OfficeMax, Retail segment were $1,143.2 million, up $4.8 million from sales of $1,138.4 million in third quarter 2004.  For the nine months ended September 24, 2005, Retail segment sales were $3,295.2 million, down 1% from sales of $3,326.1 million for the same period in 2004.  During the quarter and nine months ended September 24, 2005, Retail segment sales decreased 1% year-over-year on a same-location basis.  Retail segment sales during the third quarter 2005 reflect varying Back-to-School sales performances in geographic regions.  Retail sales were also impacted by hurricane Katrina which caused the closure of 24 stores at its peak.  Year-to-date 2005 Retail segment sales decreased as a result of reduced promotional activity and advertising placements primarily during the first six months of 2005, a strategy designed to reduce costs and shift our marketing focus toward our target small business customer.  During the third quarter and the first nine months of 2005, increases in the average dollar amount per customer transaction have been offset by a decrease in the number of transactions.

Our Retail segment gross profit margin for the quarter ended September 24, 2005, was 26.7% of sales, compared to 26.9% of sales in the comparable prior year period.  The decrease in gross profit margin was primarily due to the impact of higher fuel and energy costs, which offset gains in product margins.  For the nine months ended September 24, 2005, Retail segment gross margin was 26.3% of sales, compared to 26.2% of sales in the comparable prior year period.

Retail segment operating expenses were 25.3% of sales and 25.6% of sales, respectively, for the quarter and nine months ended September 24, 2005, compared to 24.5% and 25.0% of sales in the same periods last year.  The increases in operating expenses were primarily a result of increased employee benefit expenses, which were partially offset by reduced advertising costs.

For the third quarter 2005, OfficeMax, Retail had an operating income of $16.1, compared to operating income of $26.8 million in the third quarter of 2004.  Operating margin for our Retail segment was 1.4% of sales in the third quarter 2005, compared with 2.4% of sales in the third quarter 2004.  For the nine months ended September 24, 2005, the Retail segment had operating income of $23.4 million, compared to $39.5 million in the comparable prior-year period.  Operating margin for our Retail segment was 0.7% of sales in the first nine months of 2005, compared with 1.2% of sales in the first nine months of 2004.  The year-to-date decrease in operating margin is a result of increased operating expenses and lower gross profit, primarily as a result of the same-location sales decrease.

Corporate and Other

In the third quarter of 2005, net Corporate and Other expenses were $31.7 million compared to $29.9 million in the third quarter of 2004.  Year-to-date 2005, Corporate and Other expenses of $86.0 million were $21.1 million greater than Corporate and Other expenses of $64.9 million in the first nine months of 2004.  The increases in net Corporate and Other expenses in the third quarter and first nine months of 2005 primarily reflect expenses related to the headquarters consolidation and the write-off of deferred software costs, as well as costs for one-time severance payments and professional service fees which are not expected to be ongoing expenses.  In the third quarter 2005, such items amounted to a net expense of $16.8 million, including $10.4 million of costs related to the headquarters consolidation, a $2.9 million charge to write-off certain deferred software costs and $3.5 million of expenses primarily related to one-time severance benefits.  In the first nine months of 2005, such items amounted to a net expense of $35.0.  In addition to the amounts recorded in the third quarter, the year-to-date amounts include $16.4 million of expenses for one-time severance benefits and $1.8 million for professional service fees, partially offset by a settlement gain on a previous asset sale.

Boise Building Solutions

	Quarter Ended September 30, 2004	Nine Months Ended September 30, 2004
	(millions)

Sales	$1,051.2	$2,958.0
Segment income	$101.4	$313.0

Operating Results

Assets of this segment were included in the Sale of our paper, forest products and timberland assets to affiliates of Boise Cascade, L.L.C.  Boise Building Solutions reported income of $101.4 million and $313.0 million for the quarter and nine months ended September 30, 2004, including a $46.5 million pretax gain from the sale of our 47% interest in Voyageur Panel and excluding the discontinued operations of the Elma, Washington facility.

Boise Paper Solutions

	Quarter Ended September 30, 2004	Nine Months Ended September 30, 2004
	(millions)

Sales	$531.1	$1,500.8
Segment income	$20.8	$47.6

Operating Results

Assets of this segment were included in the Sale of our paper, forest products and timberland assets to affiliates of Boise Cascade, L.L.C.  Boise Paper Solutions reported income of $20.8 million during third quarter 2004.  During the nine months ended September 30, 2004, this segment reported operating income of $47.6 million, including a $59.9 million pretax gain on the sale of approximately 79,000 acres of timberland in western Louisiana for $84 million.

Discontinued Operations

In December 2004, our board of directors authorized management to pursue the divestiture of our wood-polymer building materials facility near Elma, Washington.  The board of directors and management concluded that the facility no longer fit with the company’s strategic direction.  Accordingly, we have recorded the results of the facility’s operations as discontinued operations in our Statement of Income (Loss).  During the quarter ended December 31, 2004, we tested the recoverability of the long-lived assets of this facility in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and recorded a $67.8 million pretax charge for the write-down of impaired assets.  We also recorded $26.4 million of tax benefits associated with the write-down.  The write-down resulted from our review of estimated discounted future cash flows.  During the quarter and nine months ended September 24, 2005, this facility had operating losses, net of taxes, of $3.5 million and $12.1 million, respectively.  During the quarter and nine months ended September 30, 2004, operating losses for this facility, net of taxes, were $4.1 million and $14.2 million, respectively.

The assets and liabilities of discontinued operations are presented in our Consolidated Balance Sheets as “Assets held for sale” and “Liabilities related to assets held for sale.”

Integration and Facility Closure Reserves

During September 2005, our board of directors approved a plan to relocate and consolidate our retail headquarters in Shaker Heights, Ohio and our existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois.  Currently, approximately 650 associates are located at the retail headquarters and 950 associates are located at the corporate headquarters.  The relocation and consolidation process is expected to be completed during the second half of 2006.

We recorded charges totaling $10.4 million during the third quarter of 2005 related to the headquarters relocation and consolidation.  These charges included severance, retention benefits and other employee costs of $9.3 million and accelerated depreciation of the retail headquarters building and leasehold improvements at the corporate headquarters of $1.1 million.  The third quarter charges related to the headquarters relocation and consolidation were included in the Corporate and Other segment.

We expect the total cost of the relocation and consolidation will be approximately $40 to $50 million on a pre-tax basis over the next 12 months, including the charges recorded during the third quarter 2005.  Total cash charges for severance, retention and other employee costs are expected to be approximately $15 to $20 million over the next 12 months.  Total cash charges for contract termination and other closure costs are expected to total approximately $10 to $15 million over the next 12 months.  The non-cash charges for accelerated depreciation are expected to total $10 to $15 million over the next 12 months.  These estimated costs do not include all future expenses for personnel training, recruiting and relocation or the potential savings due to expected efficiencies and tax incentives.

Since the Acquisition, we have closed 18 U.S. distribution centers and 2 customer service centers.  We expect to reduce the total number of continental U.S. distribution centers to 31 from 55 at December 31, 2003.  The remaining reserve in our Consolidated Balance Sheet for costs related to this initiative was $11.4 million at September 24, 2005.

In first quarter 2004, we closed 45 OfficeMax retail facilities.  During 2004, we identified an additional 11 stores that were no longer strategically or economically viable.  At September 24, 2005, the remaining reserve for costs associated with these retail facility closures, primarily lease termination costs, net of estimated sublease income, was $44.9 million.  The charges to close these facilities were accounted for as exit activities in connection with the Acquisition, and we did not recognize charges to income in our Consolidated Statements of Income (Loss).  Most of the cash expenditures for these facilities will be made over the remaining lives of the operating leases.

Prior to our Acquisition, OfficeMax, Inc. had identified and closed underperforming facilities. As part of our purchase price allocation, we recorded $58.7 million of reserves for the estimated fair value of future liabilities associated with these closures. These reserves related primarily to future lease termination costs, net of estimated sublease income. Most of the expenditures for these facilities will be made over the remaining lives of the operating leases. At September 24, 2005, the remaining reserve in our Consolidated Balance Sheet for costs related to these closures was $46.6 million.

At September 24, 2005, approximately $45.4 million of the integration and facility closure reserve liability was included in “Accrued liabilities, other,” and $66.7 million was included in “Other long-term liabilities.” Integration and facility closure reserve account activity for the nine months ended September 24, 2005, including charges related to the headquarters relocation and consolidation, was as follows:

	Lease Termination Costs	Severance and Retention	Other	Total
	(thousands)
Integration and facility closure reserve at December 31, 2004	$117,042	$4,765	$409	$122,216

Costs incurred and charged to expense	3,232	10,167	164	13,563
Charges against the reserve	(20,609)	(2,928)	(101)	(23,638)
	`
Integration and facility closure reserve at September 24, 2005	$99,665	$12,004	$472	$112,141

Liquidity and Capital Resources

As of September 24, 2005, we had $78.4 million of cash and cash equivalents and $480.2 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes.  We also had $20.3 million of restricted investments on deposit which offset a portion of the outstanding debt, bringing our net debt to $459.9 million.  During 2004, we paid down $1.6 billion of our debt, primarily with the proceeds of the Sale, and expensed $137.1 million of costs related to the early retirement of debt.  We expensed an additional $14.4 million of costs related to the early retirement of debt and reduced our net debt an additional $202.7 million during first nine months of 2005.  A significant portion of the premiums paid with respect to the debt we paid down was the result of the current low interest rate environment in the market.

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

Through debt repurchases and retirements, we reduced our short-term and long-term debt to $480.2 million at September 24, 2005, excluding the $1.5 billion of timber securitization notes.

Our ongoing cash requirements are expected to be funded through a combination of cash flow from operations and seasonal borrowings under our revolving credit facility.

Operating Activities

For the nine months ended September 24, 2005, operations used $101.0 million in cash, compared with $119.3 million used for the same period in 2004.  For the nine months ended September 24, 2005, items included in net income (loss) provided $114.9 million of cash, and changes in working capital items used $215.9 million.  Included in net working capital changes during the nine months ended September 24, 2005 are income tax payments of $159.1 million.  Other working capital changes are primarily due to seasonal fluctuations in receivables, inventory and accounts payable.  For the first nine months of 2004, items in net income (loss) provided $530.4 million of cash, and unfavorable changes in working capital items used $649.7 million.

We have sold fractional ownership interests in a defined pool of trade accounts receivable.  At September 24, 2005 and December 31, 2004, $163 million and $120 million of sold accounts receivable were excluded from “Receivables, net” in our Consolidated Balance Sheet.  The increase in sold accounts receivable from the amount at December 31, 2004, provided cash from operations in 2005.  At September 30, 2004 and December 31, 2003, $120 million and $250 million of sold accounts receivable were excluded from “Receivables, net” in our Consolidated Balance Sheet.  During third quarter 2004, in anticipation of the sale of our paper, forest products and timberland assets, we stopped selling the receivables related to these businesses, reducing the receivables sold as part of this program at the end of the quarter. This decrease of $130 million in sold account accounts receivable used cash from operations in 2004.

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

Our ratio of current assets to current liabilities was 1.31:1 at September 24, 2005, compared to 1.75:1 at December 31, 2004.  The change in this ratio is primarily due to the completion of our tender offer in May 2005.

Investment Activities

Cash used for investment was $47.7 million for the nine months ended September 24, 2005, compared with cash used of $33.8 million for the nine months ended September 30, 2004.  Year-to-date cash expenditures comprised $109.3 million for property and equipment and $33.0 million for the acquisition of office products distributors in our Contract segment, offset by $93.1 million of proceeds from the sale of restricted investments

We expect our capital investments in 2005 to total between $180 million and $200 million.  Our capital spending in 2005 will be for leasehold improvements, new stores, quality and efficiency projects, replacement projects and integration projects.

Financing Activities

Cash used for financing was $1,015.4 million for the first nine months of 2005, compared with cash provided of $196.6 million for the first nine months of 2004.  During the nine months ended September 24, 2005, we used $780.4 million of cash for the repurchase of our common stock and used $212.9 million of cash to reduce short-term borrowings and long-term debt.  Dividend payments totaled $40.9 million and $45.6 million, respectively, for the nine months ended September 24, 2005, and September 30, 2004.  In both years, our quarterly dividend was 15 cents per common share.

Payments of long-term debt during the nine months ended September 30, 2004 included $160 million under our revolving credit agreement, $40 million of medium-term notes and $22 towards our unsecured credit agreement.

Excluding the timber securitization notes, our debt-to-equity ratio was .27:1 at September 24, 2005 and December 31, 2004.  Our debt-to-equity ratio reflects the completion of our tender offer in May 2005, offset by a reduction in our debt.

On September 23, 2005, Standard & Poor’s Rating Services downgraded our corporate credit rating to B+.  The downgrade increases the reporting requirements of our receivable sale agreement and increases the annual cost of that facility by less than $1 million.

Credit Agreements

On June 24, 2005, we entered into a loan and security agreement for a revolving credit facility.   The revolver replaces our previous revolving credit facility, which was scheduled to mature on June 30, 2005 but was terminated by us on June 24, 2005.  There were no borrowings outstanding under the new revolver as of September 24, 2005.  Letters of credit issued under the revolver totaled $96.8 million as of September 24, 2005. Letters of credit may be issued under the revolver up to a maximum limit of $100 million. The combined sum of outstanding borrowings and letters of credit issued under the revolver may not exceed the maximum aggregate borrowing amount. The maximum aggregate borrowing amount is equal to the lesser of (i) a percentage of the value of certain eligible inventory less certain reserves or (ii) $500 million.  As of September 24, 2005, our maximum aggregate borrowing amount was $464.5 million.

Borrowings under the revolver bear interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”).  Applicable margins are applied to our borrowing rates and letters of credit fees under the revolver depending on our average excess availability.  For borrowings outstanding under the new revolver during the quarter ended September 24, 2005, our interest rate was equal to the prime rate of 6.75%.  Fees on letters of credit issued under the revolver were charged at a rate of 1.125%. In addition, we are also charged an unused line fee of .25% on the amount by which the maximum credit of $500 million exceeds our outstanding borrowings and letters of credit.

Borrowings under the revolver are secured by a lien on substantially all of our inventory and related proceeds.  The revolving loan and security agreement contains customary conditions to borrowing including a monthly calculation of excess borrowing availability and reporting compliance.  Covenants in the revolver agreement restrict the amount of letters of credit that may be issued, dividend distributions and other uses of cash if excess availability is less than $75 million.  At September 24, 2005, our excess availability totaled $367.7 million and we were in compliance with all covenants under the revolver agreement. The revolver terminates on June 24, 2010.

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

Note Agreements

In August 2003, we issued $50 million of 7.45% medium-term notes due in 2011.  The proceeds of the notes were used for general corporate purposes.  On November 5, 2004, we purchased $49.6 million of these notes pursuant to a tender offer for these securities.  At September 24, 2005, $0.4 million of these notes were outstanding.

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

On December 23, 2004, both Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services upgraded the credit rating on our 7.00% senior notes to investment grade.  The upgrades were the result of actions the company undertook to collateralize the notes by granting the noteholders a security interest in $113 million in principal amount of General Electric Capital and Bank of America Corp. notes maturing in 2008.  These notes are reflected as a “Restricted investment” on our Consolidated Balance Sheets at December 31, 2004.  As a result of these ratings upgrades, the senior note covenants have been replaced with the covenants found in our other public debt.

During first quarter 2005, we purchased and cancelled $87.3 million of the 7.00% senior notes.  As a result, $92.8 million of the $113 million in principal amount of General Electric Capital and Bank of America Corp. notes were released from the security interest granted the 7.00% noteholders and were sold during the second quarter 2005. The remaining $20.3 million of these notes, which are subject to the security interest, are reflected as a “Restricted Investment” on our Consolidated Balance Sheets at September 24, 2005.

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

Commitments

On June 24, 2005, we entered into a loan and security agreement for a revolving credit facility.   The revolver replaces our previous revolving credit facility, which was to mature on June 30, 2005 but was terminated by us on June 24, 2005.  There were no borrowings outstanding under the new revolver as of September 24, 2005.  Letters of credit issued under the revolver totaled $96.8 million as of September 24, 2005. Letters of credit may be issued under the revolver up to a maximum limit of $100 million. The combined sum of outstanding borrowings and letters of credit issued under the revolver may not exceed the maximum aggregate borrowing amount. The maximum aggregate borrowing amount is equal to the lesser of (i) a percentage of the value of certain eligible inventory less certain reserves or (ii) $500 million.  As of September 24, 2005, our maximum aggregate borrowing amount was $464.5 million.

Borrowings under the revolver are secured by a lien on substantially all inventory and related proceeds.  The revolving credit contains customary conditions to borrowing including a monthly calculation of excess borrowing availability and reporting compliance.  Covenants in the revolver agreement restrict the amount of letters of credit that may be issued, dividend distributions and other uses of cash if excess availability is less than $75 million.  At September 24, 2005, our excess availability totaled $367.7 million and we were in compliance with all covenants under the revolver agreement. The revolver terminates on June 24, 2010.

As described in Note 14, Debt, of the Notes to Quarterly Consolidated Financial Statements (Unaudited) herein and Note 10, Leases, and Note 14, Debt, of “Item 8.  Financial Statements and Supplementary Data” in our 2004 Annual Report on Form 10-K, we have commitments for leases and long-term debt.  In addition, we have purchase obligations for goods and services and capital expenditures entered into in the normal course of business.  During the nine months ended September 24, 2005, there have been no material changes to our contractual obligations outside the ordinary course of our business.

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

Sold accounts receivable are excluded from “Receivables” in the Company’s Consolidated Balance Sheet. At September 24, 2005, $163.3 million of sold accounts receivable were excluded from “Receivables” in our Consolidated Balance Sheet compared with $120.0 million excluded at December 31, 2004.  The portion of fractional ownership that we retain is included in “Receivables” in our Consolidated Balance Sheet.  Costs related to the program are included in “Other, net” in the Consolidated Statements of Income (Loss).

Guarantees

We provide guarantees, indemnifications and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others.”  Note 20, Commitments and Guarantees, of “Item 8.  Financial Statements and Supplementary Data” in our 2004 Annual Report on Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees and the maximum potential undiscounted amounts of future payments we could be required to make.  During the nine months ended September 24, 2005, there have been no material changes to our guarantees, indemnifications and assurances to others outside the ordinary course of our business.

Inflationary and Seasonal Influences

Except for the recent increase in energy costs, we believe that neither inflation nor deflation has had a material effect on our financial condition or results of operations; however, there can be no assurance that we will not be affected by inflation or deflation in the future.  The company’s business is seasonal, with OfficeMax, Retail showing a more pronounced seasonal trend than OfficeMax, Contract.  Sales in the second quarter and summer months are historically the slowest of the year.  Sales are stronger during the first, third and fourth quarters that include the important new-year office supply restocking month of January, the back-to-school period and the holiday selling season, respectively.

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

We cannot ensure our headquarters relocation and consolidation or other integration efforts will be successful.  Our acquisition of OfficeMax, Inc., in December 2003, required the integration and coordination of our existing contract stationer operations with the retail operations of the acquired company.  Integrating and coordinating these operations, including our recently announced headquarters consolidation, involves complex operational and personnel-related challenges.  This process will continue to be time-consuming and expensive, may disrupt our day-to-day business activities and may not result in the full benefits of the synergies we expect.  The difficulties, costs and delays that we could encounter include unanticipated issues in integrating information, communications and other systems; the loss of customers; unanticipated incompatibility of purchasing, logistics, marketing, paper sales and administration methods; and unanticipated costs of terminating or relocating facilities and operations.  There may also be negative effects associated with employee morale and performance because of job changes, relocations and reassignments.  The costs of terminating or relocating facilities and operations may involve significant charges for severance, lease termination and other expenses as well as asset impairment losses which could have an adverse effect on our operating results.

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

Our operating results may be adversely affected if we are unable to attract and retain key personnel.  We lost members of our senior management team during the first quarter of 2005, including our former Chief Executive and Chief Financial Officers.  Although we have replaced both of those positions, we may not be able to continue to attract and retain other key personnel in the future.  The inability to continue to attract and retain senior management and other key personnel could adversely affect our operating results.

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

ITEM 3.            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                At September 24, 2005, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended December 31, 2004.  More detailed information concerning market risk can be found under the sub-caption “Disclosures of Financial Market Risks” of the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 39 of our Annual Report on Form 10-K for the year ended December 31, 2004.

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

The company has made improvements to processes and controls that address the material weakness.  Through the end of third quarter 2005, the company has:

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

•      Clarified the duties and responsibilities of the company personnel who interact with vendors to reinforce accountability; and

•      Vested a senior executive with the responsibility to review issues related to vendor credits, such as outstanding receivables and disagreements with vendors, and regularly report his or her findings directly to the audit committee.

In addition, management is:

•      Improving the training of personnel in the accounting and merchandising departments with respect to the company’s vendor income policies and practices; and

•      Enhancing the skill level, staffing and reporting authority of personnel in the accounting and merchandising departments;

The critical steps in our plan of remediation are essentially complete and additional steps will be ongoing.  We believe that the actions taken to-date have remediated the material weakness.  The Company will continue to monitor the effectiveness of its controls over vendor income and related disclosure controls and procedures on an ongoing basis and will take further actions as appropriate.

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

PART II - OTHER INFORMATION

ITEM 1.             LEGAL PROCEEDINGS

(c)           For information concerning legal proceedings, see Note 20 to the Notes to Quarterly Consolidated Financial Statements (Unaudited) herein and OfficeMax Incorporated’s Annual Report on Form 10–K for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the quarter ended June 25, 2005.

ITEM 2.             UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)           Information concerning our stock repurchases during the quarter ended September 24, 2005.

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs

June 26 – July 23, 2005	338		$30.36	338	4,251,171

July 24 – August 20, 2005	305		$27.55	305	4,250,866

August 21 – September 24, 2005	178		$31.04	178	4,250,688

Total	821	(1)	$29.46	821	4,250,688

(1) In September 1995, our board of directors authorized us to purchase up to 4.3 million shares of our common stock.  As part of this authorization, we repurchase odd-lot shares (fewer than 100 shares) from shareholders wishing to exit their holdings in our common stock.  We retire the shares that we repurchase under this program.  This program will remain in effect until it is either terminated or suspended by our board of directors.

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

/s/ Theodore Crumley
Theodore Crumley
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Date: November 3, 2005

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 24, 2005

Number		Description
3.1	(1)	Restated Certificate of Incorporation, as restated to date
3.2	(2)	Bylaws as amended March 11, 2005
10.1	(3)	Agreement effective July 13, 2005 between the Company and Christopher C. Milliken
10.2	(4)	Form of 2005 Director Restricted Stock Unit Award Agreement dated July 29, 2005 between the Company and each director
31.1	*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated

*       Filed with this Form 10-Q.

(1)    Exhibit 3.1 was filed as Exhibit 3.1 in our Quarterly Report on Form 10-Q for the quarter ended June 25, 2005, and is incorporated by reference.

(2)    Exhibit 3.2 was filed under the same exhibit number in our Annual Report on Form 10-K for the year ended December 31, 2004, and is incorporated by reference.

(3)    Exhibit 10.1 was filed under the same exhibit number in our Current Report on Form 8-K filed on July 19, 2005, and is incorporated by reference.

(4)    Exhibit 10.2 was filed as exhibit 10.1 in our Current Report on Form 8-K filed on August 2, 2005, and is incorporated by reference.