Form 10-K
period 2005-12-31
OFFICEMAX INC
filed 2006-03-14
CIK 12978

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

/X/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(630) 438-7800 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $2.50 par value	New York Stock Exchange
American & Foreign Power Company Inc. Debentures, 5% Series due 2030	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes /X/  No / /

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes / / No /X/

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K /X/ .

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer /X/    Accelerated filer / /    Non-accelerated filer / /

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes / / No /X/

        The aggregate market value of the voting common stock held by nonaffiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on June 25, 2005, was $2,080,901,638. Registrant does not have any nonvoting common equities.

        Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of February 25, 2006 70,842,157

Document incorporated by reference

        Portions of the registrant's proxy statement relating to its 2006 annual meeting of shareholders to be held on April 20, 2006 ("OfficeMax Incorporated's proxy statement") are incorporated by reference into Part III of this Form 10-K.

i

 PART I

ITEM 1.    BUSINESS

        As used in this 2005 Annual Report on Form 10-K, the terms "OfficeMax," the "Company," and "we" include OfficeMax Incorporated and its consolidated subsidiaries and predecessors. Our Securities and Exchange Commission ("SEC") filings, which include this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments, are available free of charge on our website at www.officemax.com and can be found by clicking on "About us," "Investors" and then "SEC filings." Our SEC filings are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Attached as exhibits to this Form 10-K you will find certifications of our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

General Overview

        OfficeMax is a leader in both business-to-business and retail office products distribution. We provide office supplies and paper, print and document services, technology products and solutions and furniture to large, medium and small businesses, government offices, and consumers. OfficeMax customers are served by more than 35,000 associates through direct sales, catalogs, the Internet and retail stores. Our common stock trades on the New York Stock Exchange under the ticker symbol OMX, and our corporate headquarters is in Itasca, Illinois.

        OfficeMax Incorporated (formerly Boise Cascade Corporation) was organized as Boise Payette Lumber Company, a Delaware corporation, in 1931 as a successor to an Idaho corporation formed in 1913. In 1957, the company's name was changed to Boise Cascade Corporation. On December 9, 2003, Boise Cascade Corporation acquired 100% of the voting securities of OfficeMax, Inc. That acquisition more than doubled the size of our office products distribution business and expanded that business into the U.S. retail channel. In connection with the sale of our paper, forest products and timberland assets described below, the Company's name was changed from Boise Cascade Corporation to OfficeMax Incorporated, and the names of our office products segments were changed from Boise Office Solutions to OfficeMax, Contract and OfficeMax, Retail. The Boise Cascade Corporation and Boise Office Solutions names were used in documents furnished to or filed with the SEC prior to the sale.

        References made to the OfficeMax, Inc. acquisition and the OfficeMax, Inc. integration in this Form 10-K refer to Boise Cascade Corporation's acquisition of OfficeMax, Inc., in December 2003 and the related integration activities. (For more information about our acquisition of OfficeMax, Inc. and the related integration activities, see Note 4, OfficeMax, Inc., Acquisition, and Note 5, Integration and Facility Closures of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.)

        On October 29, 2004, we sold our paper, forest products and timberland assets to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC (the "Sale"). The Sale did not include our facility near Elma, Washington. (See Note 3, Discontinued Operations, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information about the Elma facility.) With the Sale, we completed the company's transition, begun in the mid-1990s, from a predominately manufacturing-based company to an independent office products distribution company. The financial data in this report includes the results of the paper, forest products and timberland assets through October 28, 2004. On October 29, 2004, as part of the Sale, we invested $175 million in the securities of affiliates of Boise Cascade, L.L.C. This investment represents continuing involvement as defined in Financial Accounting Standards Board ("FASB") Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Accordingly, we do not show the historical results of the sold paper, forest products and timberland assets as discontinued operations. (For more information about the Sale, see Note 2, Sale of Paper, Forest Products and Timberland Assets, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.)

        Prior to the Sale, we reported our business results using five reportable segments: OfficeMax, Contract; OfficeMax, Retail; Boise Building Solutions; Boise Paper Solutions; and Corporate and Other. Effective with the first quarter of 2005, we reported our business results using three reportable segments: OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other. We present information pertaining to each of our segments and the geographic areas in which they operate in Note 19, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

        Effective March 11, 2005, we amended our bylaws to make the fiscal year-end for OfficeMax Incorporated the last Saturday of December. Prior to this change, all of our businesses except for U.S. retail had a December 31 fiscal year-end. Our U.S. retail operations maintained a fiscal year that ended on the last Saturday in December, which in 2004 was December 25. Accordingly, fiscal year 2005 included 53 weeks for our retail segment. Fiscal year 2005 ended on December 31, 2005 for all our reportable segments and businesses.

OfficeMax, Contract

        We distribute a broad line of items for the office, including office supplies and paper, technology products and solutions and office furniture through our OfficeMax, Contract segment. OfficeMax, Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United States, Canada, Australia, New Zealand and Mexico. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Hawaii, Australia and New Zealand, through office products stores. Substantially all products sold by this segment are purchased from outside manufacturers or from industry wholesalers, except office papers. We purchase office papers primarily from the paper operations of Boise Cascade, L.L.C., under a 12-year paper supply contract entered into as part of the Sale. (See Note 20, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for additional information related to the paper supply contract.)

        Customers of OfficeMax, Contract with more than one location are often served under the terms of one national contract that provides consistent products, prices and service to multiple locations. If the customer desires, we also provide summary billings, usage reporting and other special services. As of February 25, 2006, OfficeMax, Contract operated 56 distribution centers and 6 customer service and outbound telesales centers. OfficeMax, Contract also operated 90 stores in Canada, Hawaii, Australia and New Zealand. Since the acquisition of OfficeMax, Inc. in December 2003, the OfficeMax, Contract segment has included the results of the former OfficeMax Direct businesses, which included field salespeople, catalogs and a public Internet site.

        OfficeMax, Contract sales for 2005, 2004 and 2003 were $4.6 billion, $4.4 billion and $3.7 billion, respectively.

OfficeMax, Retail

        OfficeMax, Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. Our retail segment has operations in the United States, Puerto Rico and the U.S. Virgin Islands. Our retail office supply stores feature OfficeMax Print and Document Services, an in-store module devoted to print-for-pay and related services. Our retail segment also operates office products stores in Mexico through a 51%-owned joint venture. Substantially all products sold by this segment are purchased from outside manufacturers or from industry wholesalers, except office papers. As described above, we purchase office papers primarily from the paper operations of Boise Cascade, L.L.C., under a 12-year paper supply contract we entered into as part of the Sale.

        As of February 25, 2006, our Retail segment operated 970 stores, 3 large distribution centers, and one small distribution center. Each store offers approximately 8,000 stock keeping units (SKUs) of name-brand and OfficeMax private-branded merchandise and a variety of business services targeted at serving the small business customer, including OfficeMax Print and Document Services.

        OfficeMax, Retail sales for 2005 and 2004 were $4.5 billion and $4.5 billion, respectively. Sales for the period from December 10, 2003, the date of the OfficeMax, Inc. acquisition to December 27, 2003, the last day of our retail segment's 2003 fiscal year, were $283 million.

Boise Building Solutions

        Substantially all of the assets of this segment were included in the Sale. Boise Building Solutions was a major producer of plywood, lumber and particleboard. This segment also manufactured engineered wood products, including laminated veneer lumber (LVL), which is a high-strength engineered structural lumber product, wood I-joists and laminated beams. Most of the production was sold to independent wholesalers and dealers or through the segment's building materials distribution outlets. Building materials manufactured by this business are used primarily in housing, industrial construction and a variety of manufactured products.

        Boise Building Solutions operated 28 building materials distribution facilities as of October 28, 2004. These operations marketed a wide range of building materials, including lumber, plywood, oriented strand board, particleboard, decking, engineered wood products, paneling, drywall, builders' hardware and metal products. These products were distributed to retail lumber dealers, home centers specializing in the do-it-yourself market and industrial customers. Through October 28, 2004, approximately 25% of the lumber, panels and engineered wood products purchased by the distribution operations were provided by this segment's manufacturing facilities, with the balance purchased from outside sources. Segment sales for January 1 through October 28, 2004, were $3.3 billion. Sales for the year ended December 31, 2003 were $2.9 billion.

Boise Paper Solutions

        Substantially all of the assets of this segment were included in the Sale. Boise Paper Solutions manufactured and sold uncoated free sheet papers, containerboard, corrugated containers, newsprint and market pulp. Boise Paper Solutions sales for the period from January 1 through October 28, 2004, were $1.7 billion. Sales for 2003 were $1.9 billion.

        About 46% of this segment's uncoated free sheet paper, including about 83% of its office papers, was sold through the OfficeMax, Contract and OfficeMax, Retail segments during the period from January 1 through October 28, 2004. As described above, OfficeMax purchases office papers primarily from the paper operations of Boise Cascade L.L.C., under a 12-year paper supply contract we entered into as part of the Sale.

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

        OfficeMax, Contract.    The business-to-business office products market is highly competitive. Purchasers of office products have many options when purchasing office supplies and paper, technology products and solutions and office furniture. We are among the four largest business-to-business contract stationers in the United States. We also compete with worldwide contract stationers, large retail office products suppliers, direct-mail distributors, discount retailers, drugstores, supermarkets, Internet merchandisers and thousands of local and regional contract stationers, many of whom have long-standing customer relationships.

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

        OfficeMax, Retail.    The retail office products industry, which includes superstore chains, Internet merchandisers and numerous other competitors, is highly competitive. Businesses in the office products superstore industry compete on the basis of pricing, product selection, convenient locations, customer service and ancillary business offerings. We currently have two direct domestic competitors, Office Depot and Staples, whose stores are similar to OfficeMax stores in terms of store format, pricing strategy and product selection. In the future, we expect to experience increased competition from computer and electronics superstore retailers, mass merchandisers, Internet merchandisers and wholesale clubs. In particular, mass merchandisers, such as Wal-Mart, and wholesale clubs have increased their assortment of office products to attract home office customers and individual consumers. Further, various other retailers that have not historically competed with superstores, such as drugstores and grocery chains, have begun to carry at least a limited assortment of basic office supplies. We expect this trend toward a proliferation of retailers offering a limited assortment of office supplies to continue. Many of our competitors have increased their presence in our markets in recent years. We expect our competitors to continue to expand their presence in our markets in the future.

        We also anticipate increasing competition from our two direct domestic competitors and various other providers of print-for-pay services, which has historically been a key point of difference for OfficeMax stores. Such increased competition could adversely affect our results of operations and profit margins.

        We believe we compete favorably with our competitors by differentiating ourselves based on the breadth and depth of our merchandise offering, along with our specialized service offerings, everyday low prices, quality customer service and the efficiencies and convenience for our customers of our combined contract and retail distribution channels.

Inflationary and Seasonal Influences

        Except for the impact of recent increases in energy costs, we believe that neither inflation nor deflation has had a material effect on our financial condition or results of operations; however, there can be no assurance that we will not be affected by inflation or deflation in the future. The company's business is seasonal, with OfficeMax, Retail showing a more pronounced seasonal trend than OfficeMax, Contract. Sales in the second quarter and summer months are historically the slowest of the year. Sales are stronger during the first, third and fourth quarters that include the important new-year office supply restocking month of January, the back-to-school period and the holiday selling season, respectively.

Environmental Matters

        Our discussion of environmental matters is presented under the caption "Environmental" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. In addition, certain environmental matters are discussed under "Item 3. Legal Proceedings" of this Form 10-K.

Capital Investment

        Information concerning our capital expenditures is presented under the caption "Investment Activities" and in the table entitled "2005 Capital Investment by Segment" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Acquisitions and Divestitures

        We engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. It is our policy to review our operations periodically and to dispose of assets that do not meet our criteria for return on investment, or cease to warrant retention for other reasons. See Note 2, Sale of Paper, Forest Products and Timberland Assets; Note 4, OfficeMax, Inc., Acquisition; and Note 7, Other (Income) Expense, Net, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for a description of significant acquisitions, divestitures and asset sales completed during 2005, 2004 and 2003.

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

Employees

        On December 31, 2005, we had approximately 35,000 employees, including approximately 12,000 part-time employees.

ITEM 1A.    RISK FACTORS

Cautionary and Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate" and other similar expressions. You can find examples of these statements throughout this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. We have listed below some of the inherent risks and uncertainties that could cause our actual results to differ materially from those we project. We do not assume an obligation to update any forward-looking statement.

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

        Our retail business may face increased competition from well-established mass merchant retailers who have the financial and distribution abilities to compete effectively with us should they choose to (a) increase their presence in the office superstore, Internet office supply or contract stationer business, or (b) substantially expand their office product offerings in their existing retail outlets. Further, various other retailers that have not historically competed with superstores, such as drugstores and grocery chains, have begun carrying at least a limited assortment of basic office supplies. Many of our competitors have increased their presence in our markets in recent years and are expected to do so in the future. We may also encounter significant competition in the areas of price and selection from merchants that focus heavily on Internet sales, some of whom may operate few, if any, stores and thereby limit their fixed costs. In particular, they may be formidable competitors with respect to customers who are willing to look for the absolute lowest price without regard to the other attributes of our business model, including customer service. In addition, increasing numbers of manufacturers of computer hardware, software and peripherals, including certain of our suppliers, have expanded their own direct marketing of products, particularly over the Internet. There is a possibility that any or all of these competitors could become more aggressive in the future, thereby increasing the number and breadth of our competitors, potentially having a material adverse effect on our retail business and results of our operations.

        We may be unable to open and remodel stores successfully.    Our business plans include the opening and remodeling of a significant number of retail stores, including the opening of up to 70 new stores in 2006. For these plans to be successful, we must identify and lease favorable store sites, develop remodeling plans, hire and train associates and adapt management and systems to meet the needs of these operations. These tasks are difficult to manage successfully. If we are not able to open and remodel stores as quickly as we have planned, our future financial performance could be materially and adversely affected. Further, we cannot ensure that the new or remodeled stores will achieve the sales or profit levels that we anticipate. This is particularly true as we introduce different store designs, formats and sizes or enter into new market areas. In particular, the "Advantage" prototype store format we intend to utilize for new and remodeled stores is new and there can be no assurance as to whether or to what extent that format will be successful.

        Economic conditions directly influence our operating results.    Economic conditions, both domestically and abroad, directly influence our operating results. Current economic conditions, including the level of unemployment and energy costs, may adversely affect our business and the results of our operations.

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

        Our operating results may be adversely affected if we are unable to attract and retain key personnel.    In conjunction with our headquarters consolidation, we will need to hire approximately 600 new employees to replace existing associates who are not relocating to the new headquarters. We may not be successful in attracting and retaining highly qualified associates. Additionally, we may not be able to continue to attract and retain other key personnel in the future. The inability to continue to attract and retain other key personnel could adversely affect our operating results.

        We cannot ensure the headquarters consolidation will go smoothly.    The consolidation of our headquarters in Naperville, Illinois in 2006 not only requires the hiring of approximately 600 new associates as discussed above, it also involves the relocation of our data center and other key corporate functions. Unanticipated complications in the headquarters consolidation could adversely affect our operating results.

        We have more indebtedness than some of our key competitors, which could adversely affect our cash flows, business and ability to fulfill our debt obligations.    Although we have repaid a significant portion of our debt with the proceeds from the Sale, we will still have more debt than several of our key competitors. Because we have more debt, we are required to dedicate a portion of our cash flow from operations to repay debt. This reduces the funds we have available for working capital, capital expenditures, acquisitions, new stores, store remodels and other purposes. Similarly, our larger debt levels increase our vulnerability to, and limit our flexibility in planning for, adverse economic and industry conditions and create other competitive disadvantages compared with other companies with lower debt levels.

        We cannot ensure the completion of our integration efforts will be successful.    Our acquisition of OfficeMax, Inc., in December 2003, required the integration and coordination of our existing contract stationer operations with the retail operations of the acquired company. We have not completed the integration of these operations. Integrating and coordinating these operations has involved complex operational and personnel-related challenges. This process will continue to be time-consuming and expensive, may disrupt our day-to-day business activities and may not result in the full benefits that we expect. The difficulties, costs and delays that we could still encounter include unanticipated issues in integrating information, communications and other systems; the loss of customers; unanticipated incompatibility of purchasing, logistics, marketing, and administration methods; and unanticipated costs of terminating or relocating facilities and operations. There may also be negative effects associated with employee morale and performance because of job changes and reassignments.

        We retained responsibility for certain liabilities of the paper, forest products and timberland businesses we sold.    These obligations include liabilities related to environmental, tax, litigation and employee benefit matters. Some of these retained liabilities could turn out to be significant, which could have a material adverse effect on our results of operations. Our exposure to these liabilities could harm our ability to compete with other office products distributors, who would not typically be subject to similar liabilities.

        Our continued equity interest in Boise Cascade, L.L.C. subjects us to the risks associated with the paper and forest products industry.    When we sold our forest products businesses, we purchased a continuing equity interest in affiliates of Boise Cascade, L.L.C. In addition, we have an ongoing obligation to purchase paper from an affiliate of Boise Cascade, L.L.C. These continuing interests subject us to market risks associated with the paper and forest products industry. These industries are subject to cyclical market pressures. Historical prices for products have been volatile, and industry participants have limited influence over the timing and extent of price changes. The relationship between supply and demand in these industries significantly affects product pricing. Demand for building products is driven mainly by factors such as new construction and remodeling rates, interest rates and weather. The supply of paper and building products fluctuates based on manufacturing capacity, and excess capacity, both domestically and abroad, can result in significant variations in product prices. The level of supply and demand for forest products will affect the price we pay for paper. Our ability to realize the carrying value of our equity interest in affiliates of Boise Cascade L.L.C. is dependent upon many factors, including the operating performance of Boise Cascade L.L.C. and other market factors that may not be specific to Boise Cascade L.L.C., due in part to the fact that there is not a liquid market for our equity interest. Our exposure to these risks could decrease our ability to compete effectively with our competitors, who typically are not subject to such exposures.

        Compromises of customer debit and credit card data, regardless of the source of the breach, may damage OfficeMax reputation.    There is an ongoing federal investigation relating to ATM fraud involving legitimate debit card use at various retailers that was later tied to fraudulent transactions outside the U.S. While we have no knowledge of a security breach at OfficeMax, it is possible that information security compromises involving OfficeMax customer data, including breaches that occur at third party processors, may damage our reputation. Such damage to our reputation could adversely affect our operating results.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

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

        Presented below is a list of our facilities by segment as of February 25, 2006. In addition, our corporate headquarters is in Itasca, Illinois, and our retail operations are headquartered in Shaker Heights, Ohio. We are currently in the process of consolidating these headquarters locations into a single headquarters facility located in Naperville, Illinois. We expect the consolidation to be completed in the latter half of 2006.

OfficeMax, Contract

        OfficeMax, Contract operated 56 distribution centers in 27 states, Canada, Australia, New Zealand and Mexico. The following table sets forth the locations of these facilities.

Arizona	1	Maine	1	Pennsylvania	2
California	2	Maryland	1	Tennessee	1
Colorado	1	Massachusetts	2	Texas	2
Florida	1	Michigan	1	Utah	1
Georgia	1	Minnesota	1	Virginia	1
Hawaii	4	New Jersey	1	Washington	1
Idaho	1	New York	1	Wisconsin	1
Illinois	1	North Carolina	1	Canada	7
Indiana	1	Ohio	1	Australia	9
Kansas	1	Oregon	1	New Zealand	5
				Mexico	1

  OfficeMax, Contract also operated 90 stores in Hawaii (5), Canada (56), Australia (7) and New Zealand (22) and 6 customer service and outbound telesales centers in Illinois (2), Ohio, Oklahoma, Virginia and Wyoming

OfficeMax, Retail

        OfficeMax, Retail operated 970 stores in 49 states, Puerto Rico, the U.S. Virgin Islands and Mexico. The following table sets forth the locations of these facilities.

Alabama	13	Maine	1	Oregon	11
Alaska	3	Maryland	1	Pennsylvania	29
Arkansas	2	Massachusetts	13	Rhode Island	2
Arizona	35	Michigan	42	South Carolina	9
California	79	Minnesota	33	South Dakota	4
Colorado	28	Mississippi	6	Tennessee	21
Connecticut	9	Missouri	26	Texas	73
Delaware	1	Montana	3	Utah	15
Florida	55	Nebraska	7	Virginia	22
Georgia	32	Nevada	13	Washington	21
Hawaii	6	New Hampshire	3	West Virginia	4
Idaho	6	New Jersey	14	Wisconsin	31
Illinois	58	New Mexico	9	Wyoming	2
Indiana	16	New York	36	Puerto Rico	10
Iowa	10	North Carolina	28	U.S. Virgin Islands	1
Kansas	11	North Dakota	3	Mexico	43(a	)
Kentucky	8	Ohio	53
Louisiana	7	Oklahoma	2

  OfficeMax, Retail also operated 3 large distribution centers in Alabama, Nevada and Pennsylvania; 2 small-format stores in Illinois; and, 1 distribution center in Mexico, which was operated by our joint venture.

(a)
Represents the locations operated by our 51%-owned joint venture in Mexico, OfficeMax de Mexico.

ITEM 3.    LEGAL PROCEEDINGS

        OfficeMax Incorporated and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings. Some of these lawsuits and proceedings arise out of the operation of the paper and forest products assets prior to closing of the Sale, for which OfficeMax agreed to retain responsibility. Also, as part of the Sale, we agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the Sale. We do not believe any of these retained proceedings are material to our business.

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

        Over the past several years and continuing into 2006, we have been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at job sites. The claims vary widely and often are not specific about the plaintiffs' contacts with the Company. None of the claims seeks damages from us individually, and we are generally one of numerous defendants. Many of the cases filed against us have been voluntarily dismissed, although we have settled some cases. The settlements we have paid have been covered mostly by insurance, and we believe any future settlements or judgments in these cases would be similarly covered. To date, no asbestos case against us has gone to trial, and the nature of these cases makes any prediction as to the outcome of pending litigation inherently subjective. At this time, however, we believe our involvement in asbestos litigation is not material to either our financial position or our results of operations.

        The Company and several former officers and/or directors of the Company or its predecessor are defendants in a consolidated, putative class action proceeding (Roth v. OfficeMax Inc., et. al, U.S. District Court, Northern District of Illinois) alleging violations of the Securities Exchange Act of 1934. The Complaint alleges, in summary, that the Company failed to disclose (a) that vendor income had been improperly recorded, (b) that the Company lacked internal controls necessary to ensure the proper reporting of revenue and compliance with generally accepted accounting principles, and (c) that the Company's 2004 and later results would be adversely affected by the Company's allegedly improper practices. The relief sought includes unspecified compensatory damages, interest and costs, including attorneys' fees. On September 21, 2005, the defendants filed a motion to dismiss the consolidated amended complaint, which is pending. The Company believes there are valid factual and legal defenses to these claims and intends to vigorously defend against them.

        In June 2005, the Company announced that the SEC issued a formal order of investigation arising from the Company's previously-announced internal investigation into its accounting for vendor income. The Company launched its internal investigation in December 2004 when the Company received claims by a vendor to its retail business that certain employees acted inappropriately in requesting promotional payments and in falsifying supporting documentation. The internal investigation was conducted under the direction of the Company's audit committee and was completed in March 2005. The Company is cooperating fully with the SEC.

        Putative derivative actions have been filed in the Circuit Courts of Cook County (Homstrom v. Harad, et al.) and DuPage County, Illinois (Bryan v. Anderson, et al.) against a number of current and former officers and/or directors of the Company or its predecessor in connection with alleged misrepresentation of financial results (and, in the case of one former director and officer, for allegedly selling Company common stock while in possession of material, non-public information concerning the Company's financial position and future prospects). Both derivative actions assert claims for breach of fiduciary duty and unjust enrichment, and the Homstrom complaint also includes claims for alleged abuse of control, mismanagement, and waste of corporate assets. The relief sought from the defendants includes recovery of costs incurred by the Company in its internal investigation and restatement, the disgorgement of compensation and, in the Homstrom case, the attorneys' fees incurred by the Company in defending the Roth putative class action and the Company's asserted exposure to a potentially substantial settlement or adverse judgment in the Roth case. The Company is a nominal defendant in the putative derivative actions and no monetary relief is sought from the Company. However, the Company has exposure in such cases for amounts it may be required to advance or incur on behalf of the individual defendants under its indemnification obligations.

        The Company is also involved in other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, the Company's recovery, if any, or liability, if any, under such pending litigation or administrative proceedings would not materially affect the Company's financial position or results of operations.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange (the "Exchange"). The Exchange requires each listed company to distribute an annual report to its shareholders. We are distributing this Form 10-K to our shareholders in lieu of a separate annual report. The reported high and low sales prices for our common stock, as well as the frequency and amount of dividends paid on such stock, are included in Note 22, Quarterly Results of Operations (unaudited), of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. We expect to continue the practice of paying regular cash dividends in 2006. Information concerning restrictions on the payment of dividends is included in Note 15, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" and in Liquidity and Capital Resources in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. The approximate number of common shareholders, based upon actual record holders on February 25, 2006, was 20,700.

        We maintain a corporate governance page on our website that includes key information about our corporate governance initiatives. That information includes our Corporate Governance Guidelines, Code of Ethics and charters for our Audit, Executive Compensation and Governance and Nominating Committees, as well as our Committee of Outside Directors. The corporate governance page can be found at www.officemax.com, by clicking on "About us," "Investors" and then "Corporate Governance." You also may obtain copies of these policies and codes by contacting our Corporate Communications Department, 150 Pierce Road, Itasca, Illinois 60143, or by calling 630/438-7800.

        Information concerning securities authorized for issuance under our equity compensation plan is included in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Form 10-K.

Shareholder Rights Plan

        We have had a shareholder rights plan since January 1986. Our current plan, as amended and restated, took effect in December 1998. At that time, the rights under the previous plan expired, and we distributed to our common stockholders one new right for each common share held. The rights become exercisable ten days after a person or group acquires 15% of our outstanding voting securities or ten business days after a person or group commences or announces an intention to commence a tender or exchange offer that could result in the acquisition of 15% of these securities. Each full right, if it becomes exercisable, entitles the holder to purchase one share of common stock at a purchase price of $175 per share, subject to adjustment. Upon payment of the purchase price, the rights may "flip in" and entitle holders to buy common stock or "flip over" and entitle holders to buy common stock in an acquiring entity in such amount that the market value is equal to twice the purchase price. The rights are nonvoting and may be redeemed by the Company for one cent per right at any time prior to the tenth day after an individual or group acquires 15% of our voting stock, unless extended. The rights expire in 2008. On January 18, 2006, the Company announced that the board of directors voted not to seek an extension of the shareholder rights plan when it expires in 2008. Additional details are set forth in the Renewed Rights Agreement which is an exhibit to this Form 10-K.

Stock Repurchases

        Information concerning our stock repurchases during the fourth quarter of 2005 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(a)
October	6	29.80	6	4,250,682
November	112	28.09	112	4,250,570
December	240	28.47	240	4,250,330
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

	2005(a)	2004(b)	2003(c)	2002(d)	2001(e)
	(millions, except per-share amounts)
Assets
Current assets	$1,942	$3,241	$2,597	$1,387	$1,295
Property and equipment, net	535	541	2,730	2,451	2,558
Timber, timberlands and timber deposits	—	—	331	329	322
Goodwill	1,218	1,165	1,107	401	385
Timber notes receivable	1,635	1,635	—	—	—
Other	942	1,055	611	379	374

	$6,272	$7,637	$7,376	$4,947	$4,934

Liabilities and shareholders' equity
Current liabilities	$1,588	$1,857	$1,986	$1,056	$1,266
Long-term debt, less current portion	407	585	2,000	1,387	1,063
Timber notes securitized	1,470	1,470	—	—	—
Adjustable conversion-rate equity security units	—	—	172	172	172
Guarantee of ESOP debt	—	—	19	51	81
Other	1,044	1,091	855	881	774
Minority interest	27	23	20	—	—
Shareholders' equity	1,736	2,611	2,324	1,400	1,578

	$6,272	$7,637	$7,376	$4,947	$4,934

Net sales	$9,158	$13,270	$8,245	$7,412	$7,422

Income (loss) from:
Continuing operations	$(41)	$234	$35	$19	$(39)
Discontinued operations	(33)	(61)	(18)	(8)	(4)
Cumulative effect of accounting changes, net of income tax	—	—	(9)	—	—

Net income (loss)	$(74)	$173	$8	$11	$(43)

Basic income (loss) per common share:
Continuing operations	$(0.58)	$2.55	$0.37	$0.11	$(0.89)
Discontinued operations	(0.41)	(0.70)	(0.30)	(0.14)	(0.07)
Cumulative effect of accounting changes, net of income tax	—	—	(0.15)	—	—

Basic income (loss) per common share(f)	$(0.99)	$1.85	$(0.08)	$(0.03)	$(0.96)

Diluted income (loss) per common share:
Continuing operations	$(0.58)	$2.44	$0.37	$0.11	$(0.89)
Discontinued operations	(0.41)	(0.67)	(0.30)	(0.14)	(0.07)
Cumulative effect of accounting changes, net of income tax	—	—	(0.15)	—	—

Diluted income (loss) per common share(f)	$(0.99)	$1.77	$(0.08)	$(0.03)	$(0.96)

Cash dividends declared per common share	$0.60	$0.60	$0.60	$0.60	$0.60

(a)
2005 included $91.6 million of pretax charges related primarily to the following: the write-down of impaired assets, primarily related to the retail store closures; the restructuring of the international operations; the relocation and consolidation of our corporate headquarters; legal settlement with the Department of Justice; and costs for one-time severance payments and professional fees. 2005 included 53 weeks for our OfficeMax, Retail segment.

2005 included $14.4 million of costs related to our early retirement of debt.

2005 included a $28.2 million pretax charge for the write-down of impaired assets at our Elma, Washington manufacturing facility, which is accounted for as a discontinued operation.

(b)
2004 included a $67.8 million pretax charge for the write-down of impaired assets at our Elma, Washington, manufacturing facility, which is accounted for as a discontinued operation.

2004 included the results of our Boise Building Solutions and Boise Paper Solutions segments through October 28, 2004. On October 29, 2004, we completed the sale of our paper, forest products and timberland assets to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC, and recorded a $280.6 million pretax gain. Part of the consideration we received in connection with the Sale consisted of timber installment notes receivable. We securitized the timber installment notes receivable for proceeds of $1.5 billion in December 2004. At the same time we entered into interest rate swap contracts to hedge the interest rate risk associated with the issuance of debt securities by special-purpose entities formed by the Company and in December 2004 recorded $19.0 million of expense in "Timber notes securitization."

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

(c)
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

2003 included income from the OfficeMax, Inc., operations for the period from December 10, 2003, through December 27, 2003, and costs, including incremental interest expense, directly related to the acquisition. The net effect of these items reduced income by $4.1 million before taxes, or $2.5 million after taxes.

(d)
2002 included a pretax charge of $23.6 million related to the sale of all of the stock of our wholly owned subsidiary that held our investment in IdentityNow. We also recorded $27.6 million of tax benefits associated with this sale and our 2001 write-down of our equity investment (see (e) below).

(e)
2001 included a pretax charge of $54.0 million for the closure of our plywood and lumber operations in Emmett, Idaho, and our sawmill in Cascade, Idaho, and a $4.9 million charge for the write-off of our assets in Chile.

2001 included a pretax charge of $10.9 million to accrue for a one-time liability related to postretirement benefits for our Northwest hourly paperworkers.

2001 included a pretax charge of $54.3 million and $4.6 million of tax benefits related to the write-down to fair value of an equity-method investment.

2001 included $5.0 million of pretax income from the reversal of unneeded reserves for potential claims rising from the sale in 2000 of our European office products operations.

(f)
The computation of diluted net loss per common share was antidilutive in the years 2005, 2003, 2002 and 2001; therefore, the amounts reported for basic and diluted loss per share are the same.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains statements about our future financial performance. These statements are only predictions. Our actual results may differ materially from these predictions. In evaluating these statements, you should review Item 1A, "Risk Factors" of this Form 10-K, including "Cautionary and Forward-Looking Statements."

Executive Summary

        During 2005, we continued our transition from a manufacturing company operating in the paper, forest products and building materials industry to an office products distribution company. In 2005, sales were $9.2 billion, compared to $13.3 billion in 2004, and we reported a net loss of $73.8 million, or $.99 per diluted share, compared with net income of $173.1 million, or $1.77 per diluted share, for the same period in 2004. Financial results in 2004 include the results of our paper, forest products, and timberland assets, which were sold in October 2004.

        Results for 2005 and 2004 include various items associated with our transition to an independent office products distribution company, including a loss from discontinued operations, which are not expected to be ongoing. Some of these items include:

  •
  In 2005, we recognized $91.6 million of pretax charges primarily relating to the write-down of impaired assets at certain retail stores, the restructuring of our international operations, the relocation and consolidation of our corporate headquarters, a legal settlement with the Department of Justice, and severance payments and professional fees. The legal settlement involved the payment to the United States of $9.8 million to settle allegations that the Company submitted false claims when it sold office supply products manufactured in countries not permitted by the Trade Agreements Act to United States governmental agencies. We also incurred $14.4 million of costs related to our early retirement of debt, and recorded a $28.2 million pretax charge for the write-down of impaired assets at our Elma, Washington manufacturing facility, which is accounted for as a discontinued operation.

  •
  In 2004, we completed the Sale and recorded a $280.6 million pretax gain. We monetized the timber installment notes we received in exchange for our timberlands for proceeds of $1.5 billion in December 2004, and recognized $19 million in expenses related to the change in the fair value of interest rate swaps we entered into in anticipation of the securitization transaction. We used a portion of the proceeds from the Sale to reduce our debt, and recorded $137.1 million of costs related to the early retirement of debt. Our results for 2004 also include a pretax gain of $59.9 million on the sale of approximately 79,000 acres of timberland located in western Louisiana, and a pretax gain of $46.5 million on the sale of our 47% interest in Voyageur Panel, as well as a $67.8 million pretax charge for the write-down of impaired assets at our Elma, Washington, manufacturing facility.

        A number of items related to our transition also impacted our financial position as of December 31, 2005. As of December 31, 2005, we had $72.2 million of cash and cash equivalents and $494.6 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes. During 2005, we reduced our net debt by $198.7 million, and expensed $14.4 million of costs related to the early retirement of debt. During 2004, we paid down $1.6 billion of our debt, primarily with the proceeds of the Sale, and expensed $137.1 million of costs related to the early retirement of debt. During 2004, we announced plans to return between $800 million and $1 billion of the Sale proceeds to shareholders via common or preferred stock buybacks, cash dividends or a combination of these alternatives. As part of this commitment to return cash to equity holders we redeemed $110 million of our Series D preferred stock on November 1, 2004.

Additionally, during the second quarter of 2005, we repurchased 23.5 million shares of our common stock and the associated common stock purchase rights through a modified Dutch auction tender offer at a purchase price of $775.5 million, or $33.00 per share, plus transaction costs.

Recent Developments and 2006 Outlook

        In January 2006, we announced our Turnaround Plan for Higher Performance, which included some specific details of our 2006 operating plan. Below is a list of the three key areas of focus for generating higher performance:

  •
  Improve the corporate infrastructure with key initiatives in supply chain and information systems;

  •
  Drive operating performance improvement in the OfficeMax, Retail and OfficeMax, Contract businesses; and

  •
  Deliver financial performance through a combination of cost-saving initiatives and the allocation of capital for growth.

Improving Corporate Infrastructure—Supply Chain and Information Systems

        We are developing a single supply chain supporting both the Retail and Contract segments. The supply chain initiatives that we have underway are designed to achieve several goals in 2006, including improved SKU management, heightened forecast accuracy, expeditious replenishment, better product transition, improved inventory accuracy and enhanced supplier performance. Complementing these supply chain actions are a range of major IT initiatives including consolidating two core data centers into one; investing in the eCommerce platform; launching a common platform for in-store kiosks and OfficeMax.com, our public website; and integrating systems in order to utilize contract distribution centers to augment retail store replenishment. Underpinning these initiatives will be upgrades to the inventory management system that will enhance store-level and item-level forecasting and provide better reporting and visibility across the supply chain.

Retail Initiatives

        We have initiated several programs for driving revenue growth and margin improvement in our Retail segment in 2006 and beyond. These include merchandising strategies intended to expand our small business customer base, continuing to grow Print and Document Services, driving incremental sales from the OfficeMax ink refill program, and improving category management. In Retail, we will also pursue cost savings initiatives from store labor and management programs, as well as advertising and marketing cost efficiencies.

        As we reported on January 10, 2006 we are rebalancing our real estate portfolio in order to exit underperforming locations and increase our presence in high-growth regions. We intend to close 110 domestic underperforming retail stores during the first quarter of 2006. The estimated pre-tax cost to close the 110 underperforming retail stores is approximately $141 million. During the fourth quarter of 2005, we recorded $17.9 million of asset impairment charges in our retail segment, primarily related to those store closures. We are optimistic about our plans to open up to 70 new domestic OfficeMax stores in key regions in 2006. In addition to enhancing our presence in these key regions, these new stores will also utilize our new "Advantage" prototype store format that is designed to enhance the customer shopping experience. The OfficeMax domestic store count is expected to be approximately 887 at the end of 2006 compared to 927 at year end 2005, for a net decrease of approximately 40 stores in 2006.

Contract Initiatives

        We have has also identified several programs for improving growth and efficiency in our Contract operations. These include continuing to focus on the middle-market and other high-growth, high-return customers; pursuing product extension opportunities; driving Retail sales through Contract customers; completing an evaluation of our Canadian operations; and implementing system-wide cost efficiencies.

Other

        As part of our Turnaround Plan for Higher Performance, we are also ceasing operations at the Company's wood-polymer building materials facility near Elma, Washington which is reflected as a discontinued operation in the Consolidated Financial Statements. The estimated pretax costs and expenses to exit this business total approximately $41 million, including $24 million of asset write-offs and impairment, $11 million of lease and contract termination costs and $6 million of other closure and exit costs, including severance. In connection with the decision to cease operations at the facility, we completed an assessment of the recoverability of the related long-lived assets and recorded a $28.2 million pretax charge in 2005 that included asset write-off and impairment and other closure costs.

        On September 29, 2005, we announced that Naperville, Illinois was selected as the location for our new consolidated corporate headquarters. We also announced that our retail headquarters in Shaker Heights, Ohio and our existing corporate headquarters in Itasca, Illinois would move into the new corporate headquarters. The relocation and consolidation process is expected to be completed during the latter half of 2006. We expect that this headquarters consolidation will improve operational efficiencies, enhance collaboration among departments, and reduce costs over time. Management expects the total cost of the relocation and consolidation will be $40 to $50 million on a pre-tax basis. The Company recorded charges of $25 million during the third and fourth quarters of 2005 related to the headquarters relocation and consolidation.

Sale of Paper, Forest Products and Timberland Assets

        On October 29, 2004, we completed the sale of our paper, forest products and timberland assets to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC (the "Sale"). The Sale did not include our facility near Elma, Washington. The Sale completes the company's transition, begun in the mid-1990s, from a predominantly manufacturing-based company to an independent office products distribution company. Some assets of the segments whose assets we sold, such as the facility near Elma, Washington and Company-owned life insurance, were retained by OfficeMax, as were some liabilities of the segments whose assets we sold such as liabilities associated with retiree pension and benefits, litigation, environmental remediation at selected sites and facilities previously closed. The assets that we sold were included in our Boise Building Solutions and Boise Paper Solutions segments.

        In connection with the Sale, we recorded a $280.6 million gain in our Corporate and Other segment in our Consolidated Statement of Income (Loss). On October 29, 2004, we invested $175 million in securities of affiliates of Boise Cascade, L.L.C. This investment represents continuing involvement as defined in Financial Accounting Standards Board ("FASB") Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, we do not show the historical results of the paper, forest products and timberland assets as discontinued operations. An additional $180 million of gain on the Sale was deferred as a result of our continuing involvement with Boise Cascade, L.L.C. We will recognize this gain as we reduce our investment in affiliates of Boise Cascade, L.L.C. We realized note and cash proceeds of approximately $3.5 billion from the Sale, after allowing for the $175 million reinvestment in affiliates of Boise Cascade, L.L.C. and transaction related expenses.

        The consideration for the timberlands portion of the Sale included $1.6 billion of timber installment notes. We monetized the timber installment notes in December 2004 for proceeds of $1.5 billion. We realized net cash proceeds from the Sale of $3.3 billion in 2004 after allowing for the $175 million reinvestment, transaction-related expenses and the monetization of the timber installment notes. See Note 14, Timber Notes Receivable and Note 15, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for additional information related to the timber notes.

        Through debt repurchases and retirements, we reduced our short-term and long-term debt to $494.6 million at December 31, 2005, excluding the $1.5 billion of timber notes securitized. During the fourth quarter of 2004, we reduced our debt by $1.8 billion, expensed $137.1 million of costs related to the early retirement of debt, and made a $45.8 million contribution to the pension plans on behalf of active employees who became employees of Boise Cascade, L.L.C. During 2005, we reduced our long-term debt by $198.7 million and expensed $14.4 million of costs related to early retirement of debt.

        During 2004, we also announced plans to return between $800 million and $1 billion of the Sale proceeds to shareholders via common or preferred stock buybacks, cash dividends or a combination of these alternatives. As part of this commitment to return cash to equity holders, we redeemed $110 million of our Series D preferred stock and paid related accrued dividends of $3 million in the fourth quarter of 2004. In May 2005, we used substantially all of the remaining proceeds from the Sale to repurchase 23.5 million shares of our common stock and associated common stock purchase rights through a modified Dutch auction tender offer at a purchase price of approximately $775.5 million, or $33.00 per share, plus transaction costs.

Change in Fiscal Year End

        Effective March 11, 2005, we amended our bylaws to make the fiscal year-end for OfficeMax Incorporated the last Saturday in December. Prior to this amendment, all of our segments except OfficeMax, Retail had a December 31 fiscal year-end. Our U.S. retail operations maintained a fiscal year that ended on the last Saturday in December, which in 2004 was December 25. Fiscal year 2005 ended on December 31, 2005 for all our reportable segments and businesses. Accordingly, fiscal year 2005 included 53 weeks for our retail segment. Year-over-year comparisons of same-location sales are calculated based on an equal number of selling days in each year.

Results of Operations, Consolidated

($ in millions, except per share amounts)

	2005	2004	2003
Sales	$9,157.7	$13,270.2	$8,245.1
Income (loss) before cumulative effect of accounting changes	$(73.8)	$173.1	$17.1
Cumulative effect of accounting changes, net of income tax	$—	$—	$(8.8)
Net income (loss)	$(73.8)	$173.1	$8.3
Diluted income (loss) per common share
Diluted before cumulative effect of accounting changes	$(0.99)	$1.77	$0.07
Cumulative effect of accounting changes, net of income tax	—	—	(0.15)

Diluted income (loss) per common share	$(0.99)	$1.77	$(0.08)

	(percentage of sales)
Materials, labor and other operating expenses	75.6%	78.1%	80.3%
Selling and distribution expenses	18.9%	14.7%	11.5%
General and administrative expenses	3.2%	2.3%	1.9%

Operating Results

2005 Compared with 2004

        In 2005, sales were $9.2 billion, compared with $13.3 billion in 2004. The sales decline in 2005 was primarily due to sales of our Boise Building Solutions and Boise Paper Solutions segments that were included in 2004 but not in 2005. Substantially all of the assets of these segments, along with our timberland assets, were included in the Sale. For more information about our segment results, see the discussion of segment results below.

        In 2005, materials, labor and other operating expenses as a percentage of sales decreased to 75.6% from 78.1% in 2004, while selling and distribution expenses increased to 18.9% of sales compared to 14.7% of sales in 2004. The year-over-year variances are largely attributable to the Sale. The Contract and Retail segments operate with both higher gross margins and higher selling and distribution expenses than the Boise Building Solutions and Boise Paper Solutions segments.

        As a percentage of sales, general and administrative expenses for 2005 increased to 3.2% from 2.3% in 2004. Results for 2005 included charges of $24.2 million primarily due to one-time severance payments and higher costs related to employee retirement benefits and retention programs as well as expenses related to the transition of support staff services from Boise Cascade, L.L.C. to OfficeMax Incorporated.

        In 2005, we reported $59.5 million of expense in "Other (income) expense, net," including $25.0 million of expenses related to the relocation and consolidation of our corporate headquarters, $23.2 million of expenses for the write-down of impaired assets related to underperforming retail stores and the restructuring of our Canadian operations and a $9.8 million pretax charge related to a settlement with the Department of Justice.

        In 2004, "Other (income) expense, net" was $83.8 million of income and included the $46.5 million pretax gain on the sale of Voyageur Panel, a $59.9 million pretax gain on the sale of approximately 79,000 acres of timberland in western Louisiana and a $15.1 million pretax gain on sale of timberlands, mostly in Idaho, offset by approximately $18.9 million of costs related to the Sale, $8.9 million of integration and facility closure costs, and $7.1 million of costs related to the sale of our Yakima, Washington plywood and lumber facilities (see Note 7, Other (Income) Expense, Net, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for additional information related to the components of Other (Income) Expense, net).

        In 2004, we recorded a $280.6 million gain on the Sale. An additional $180 million gain on the Sale was deferred as a result of our continuing involvement with Boise Cascade L.L.C. We will recognize this gain as we reduce our investment in affiliates of Boise Cascade L.L.C.

        In 2005, equity in net income of affiliates was $5.5 million compared with $6.3 million in 2004. The year-over-year variance was due to equity in earnings of Voyageur Panel, which was included in the results for the first half of 2004. We sold our 47% interest in Voyageur Panel to Ainsworth Lumber Co. Ltd., for $91.2 million in cash in May 2004.

        During 2005 and 2004, we incurred costs related to the early buyback of debt of approximately $14.4 million and $137.1 million, respectively.

        Interest expense was $128.5 million and $151.9 million for the years ended December 31, 2005 and 2004, respectively. The decrease in interest expense was due to reduced debt levels in 2005, a result of debt repurchases and retirements funded with proceeds from the Sale. In 2005, interest expense included approximately $81.5 million of interest recognized as a result of consolidating the issuers of $1.5 billion of timber securitization notes in the Company's financial statements. The interest expense associated with the timber securitization notes is offset by interest income of $82.3 million earned on the timber notes receivable. The interest income on the timber notes receivable is included in interest income and is not netted against the related interest expense in our Consolidated Statement of Income (Loss).

        Interest income was $97.3 million in 2005 compared with $14.1 million in 2004. Interest income includes interest earned on the timber notes receivable. The increase in interest income is primarily due to the inclusion of a full year of interest earned on the timber notes receivable in 2005 compared to only two months in 2004, with the remainder due to the increase in cash and short-term investments following the Sale.

        We recognized a tax provision of $1.2 million on our loss from continuing operations of $37.6 million in 2005, or an effective rate of (3.3)%, compared with an effective tax rate applicable to continuing operations of 37.5% for 2004. Changes in estimated tax rates are due to the sensitivity of the rates to changing income levels and the mix of domestic and foreign sources of income as well as the increase in the valuation allowance for certain state net operating losses and the non-deductible nature of certain severance costs and the legal settlement recorded during 2005.

        Minority interest expense, net of income tax was $2.4 million in 2005 compared to $3.0 million in 2004.

        Loss from continuing operations for 2005 was $41.2 million or $0.58 per diluted share, compared with income from continuing operations of $234.1 million, or $2.44 per diluted share in 2004. Including the loss from discontinued operations, the net loss for 2005 was $73.8 million, or $0.99 per diluted share, compared with net income of $173.1 million, or $1.77 per diluted share in 2004. In 2005, net loss included a $28.2 million pretax charge for the write-down of impaired assets at our Elma, Washington manufacturing facility, which is accounted for as a discontinued operation.

In 2004, net income included a $67.8 million pretax charge for the write-down of our Elma, Washington, manufacturing facility.

2004 Compared With 2003

        Total sales for 2004 increased 60.9% to $13.3 billion, compared with $8.2 billion in 2003. Sales increased primarily because of the OfficeMax, Inc., acquisition in December 2003, strong sales growth in our OfficeMax, Contract segment and improved product prices in the Boise Building Solutions segment.

        In 2004, materials, labor and other operating expenses were 78.1% of sales, compared to 80.3% of sales in 2004. The improved leverage of materials, labor and operating expenses is largely attributable to the acquired retail office products business's higher gross margins. Excluding the impact of our retail office products business, materials, labor and other operating expenses as a percentage of sales declined by less than 1% of sales, primarily as a result of improved product prices in Boise Building Solutions.

        Selling and distribution expenses increased to 14.7% of sales in 2004, compared with 11.5% of sales in 2003, largely due to our retail office products business's higher selling and distribution expenses as a percentage of sales. Excluding the impact of our retail office products segment, selling and distribution expenses declined as a percentage of sales by approximately 0.5% of sales during 2004, compared with the previous fiscal year. The decrease was primarily attributable to leveraging fixed costs on increased sales in Boise Building Solutions due to increased product prices.

        General and administrative expenses increased from 1.9% of sales to 2.3% of sales due to higher payroll and benefit-related expenses.

        In 2004, "Other (income) expense, net," included a $46.5 million pretax gain on the sale of our 47% interest in Voyageur Panel to Ainsworth Lumber Co. Ltd., a $15.1 million pretax gain on the sale of timberlands, mostly in Idaho, and a $59.9 million pretax gain on the sale of approximately 79,000 acres of timberland in western Louisiana, offset by approximately $18.9 million of costs related to the Sale, $8.9 million of integration and facility closure costs and $7.1 million of costs related to the sale of our Yakima, Washington, plywood and lumber facilities.

        In 2003, "Other (income) expense, net" included a $10.1 million pretax charge for employee-related costs. We recorded $9.2 million in the OfficeMax, Contract segment; $0.2 million in the Boise Paper Solutions segment and $0.7 million in our Corporate and Other segment. Employee-related costs are primarily for severance payments, most of which were paid in 2003, with the remainder paid in 2004.

        In 2004, we recorded a $280.6 million gain on the Sale. An additional $180 million of gain on the Sale was deferred as a result of our continuing involvement with Boise Cascade, L.L.C. We will recognize this gain as we reduce our investment in affiliates of Boise Cascade, L.L.C.

        Equity in net income of affiliates was $6.3 million and $8.8 million in 2004 and 2003. The variance was due to increased equity in earnings of Voyageur Panel, in which we had a 47% interest. The increased equity in earnings of Voyageur Panel resulted from higher oriented strand board (OSB) prices in 2004 than in 2003. In May 2004, we sold our equity interest to Ainsworth Lumber Co. Ltd. for $91.2 million of cash.

        Interest expense was $151.9 million and $132.5 million for 2004 and 2003. The increase was due to incremental interest expense related to higher debt levels in 2004 as a result of the additional borrowings for the OfficeMax, Inc. acquisition.

        Our effective tax rate for continuing operations for the year ended December 31, 2004, was 37.5%, compared with an effective tax rate for continuing operations of 28.1% for 2003. The year ended December 31, 2003 included a one-time tax benefit related to a favorable tax ruling of approximately $2.9 million, net of changes in other tax items.

        Minority interest in 2004 is related to our majority-owned subsidiary in Mexico. We purchased our ownership interest in this subsidiary as part of the OfficeMax, Inc. acquisition in December 2003. The subsidiary is consolidated in our results of operations. There is no amount associated with 2003 as the results of operations of this business are reported one month in arrears.

        Income from continuing operations increased significantly in 2004, compared with the same period a year earlier. The increase resulted from the gain on the Sale, increased income in our office products business due primarily to the OfficeMax, Inc. acquisition, increased income from operations in Boise Building Solutions due to strong product prices and increased income in Boise Paper Solutions. Boise Paper Solutions reported an operating loss before the gains on the timberlands sales during 2004 due to higher year-over-year manufacturing costs and operating difficulties experienced during the first quarter of 2004.

        In 2003, the $8.8 million recorded in "Cumulative effect of accounting changes, net of income tax" consisted of an after-tax charge of $4.1 million, or $0.07 per share, from the adoption of FASB Statement 143, "Accounting for Asset Retirement Obligations", which affects the way we account for landfill closure costs. This statement requires us to record an asset and a liability (discounted) for estimated closure and closed-site monitoring costs and to depreciate the asset over the landfill's expected useful life. Previously, we accrued for the closure costs over the life of the landfill and expensed monitoring costs as incurred. We also recorded an after-tax charge of $4.7 million, or $0.08 per share, related to the adoption of EITF 02-16. EITF 02-16 requires that vendor allowances reside in inventory with the product and be recognized when the product is sold, changing the timing of our recognition of these items and creating a one-time, noncash, cumulative-effect adjustment.

        Net income for 2004 was $173.1 million, or $1.77 per diluted share, compared with net income of $8.3 million, or a loss of $0.08 per diluted share, for 2003. Income increased in 2004, compared with 2003, because of the gain on the Sale, increased income in the office products business primarily due to the OfficeMax, Inc. acquisition, increased income from operations in Boise Building Solutions due to strong product prices and the positive impact of a $36.6 million after-tax gain on the sale of Louisiana timberland and a $28.4 million after-tax gain on the sale of our 47% interest in Voyageur Panel.

Segment Discussion

        We operate our business using three reportable segments: OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other. The financial data for periods prior to the Sale include the results of the Boise Building Solutions and Boise Paper Solutions segments. The assets of these segments were included in the Sale. As part of the Sale, we invested $175 million in the securities of affiliates of Boise Cascade, L.L.C. This investment represents continuing involvement as defined in FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, we do not show the historical results of the Boise Building Solutions and Boise Paper Solutions segments as discontinued operations. We account for our investment in the securities of affiliates of Boise Cascade, L.L.C., under the cost method.

        OfficeMax, Contract distributes a broad line of items for the office, including office supplies and paper, technology products and solutions and office furniture. OfficeMax, Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United

States, Canada, Australia, New Zealand and Mexico. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Hawaii, Australia and New Zealand, through office products stores. OfficeMax, Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. Our retail segment has operations in the United States, Puerto Rico and the U.S. Virgin Islands. Our retail segment's office supply stores feature OfficeMax Print and Document Services, an in-store module devoted to print-for-pay and related services. Our retail segment also operates office products stores in Mexico through a 51%-owned joint venture.

        Boise Building Solutions manufactured, marketed and distributed various products that are used for construction. These products included structural panels (plywood and oriented strand board), engineered wood products, lumber, particleboard and buidling supplies. Most of these products were sold to independent wholesalers and dealers or through the Company's own wholesale building materials distribution outlets. Boise Paper Solutions manufactured, marketed and distributed uncoated free sheet papers (office papers, printing grades, forms bond, envelope papers and value-added papers), containerboard, corrugated containers, newsprint and market pulp. With the exception of newsprint, these products were sold to distributors, industrial consumers and the Company's office products businesses, primarily by the Company's own sales personnel. In connection with the Sale, the Company sold all of the assets included in the Boise Building Solutions and Boise Paper Solutions segments. The Company retained ownership of a manufacturing facility near Elma, Washington, that is accounted for as a discontinued operation and was included in the Boise Building Solutions segment. The following segment information has been adjusted for this discontinued operation.

        Corporate and Other includes support staff services and the related assets and liabilities as well as certain other expenses not fully allocated to the segments.

        Management evaluates the segments based on operating profit before interest expense, income taxes and minority interest, extraordinary items and cumulative effect of accounting changes. Certain expenses that management considers unusual or non-recurring are not allocated to the contract and retail segments. The income and expense related to certain assets and liabilities that are reported in the Corporate and Other segment have been allocated to the Contract and Retail segments.

OfficeMax, Contract

Operating Results ($ in millions)

	2005	2004	2003
Sales	$4,628.6	$4,370.8	$3,741.9
Segment income	$100.3	$107.0	$109.4
Sales by Product Line
Office supplies and paper	$2,598.1	$2,463.2	$2,232.8
Technology products	1,469.2	1,404.6	1,125.5
Office furniture	561.3	503.0	383.6
Sales by Geography
United States	$3,519.7	$3,382.9	$2,822.6
International	1,108.9	987.9	919.3
Sales growth	6%	17%	6%
Same-location sales growth	5%	8%	5%
	(percentage of sales)
Gross profit margin	21.9%	23.6%	24.3%
Operating expenses	19.7%	21.2%	21.4%
Operating profit	2.2%	2.4%	2.9%

2005 Compared With 2004

        In 2005, our Contract segment had sales of $4.6 billion, up 6% from $4.4 billion in 2004. Year-over-year same-location sales increased 5%

        E-commerce sales for 2005 increased 18% over 2004. E-commerce sales represented 56% of the Contract segment's total sales during 2005 compared to 50% of the Contract segment's total sales during 2004.

        Our Contract segment gross profit margin for 2005 was 21.9% of sales, a decrease of 1.7% of sales compared with 2004. The decrease in gross profit margin resulted from higher delivery costs due to increased energy prices and changes to product mix as our Contract segment sales have shifted more towards technology and paper products which have lower gross margins than office supplies. The lower gross profit margin in our Contract segment also reflects a more competitive pricing environment for large U.S. contract customers and weaker gross profit margins in our international operations.

        In 2005, operating expenses as a percentage of sales decreased 1.5% of sales to 19.7% of sales. Included in operating expenses for 2005 is the impact of a $9.8 million settlement with the Department of Justice and a $5.4 million charge related to the restructuring of international operations. Excluding the impact of these charges, operating expenses improved as a percentage of sales due to lower promotion and marketing costs, as well as reduced payroll and integration expenses due in part to the continued consolidation of our delivery center network. These savings were partially offset by our investment to expand our middle market sales force.

        Contract segment operating income was $100.3 million, or 2.2% of sales, in 2005, down from $107.0 million in 2004. Excluding the $9.8 million charge related to our settlement with the Department of Justice and the $5.4 million charge related to the restructuring of international operations, segment income increased $8.5 million from the prior year. The increase was attributable to higher sales, lower promotion and marketing costs, and reduced payroll and integration expenses due in part to the continued consolidation of our delivery center network, partially offset by weaker results in Canada, lower gross margins in the U.S. and the impact of our investment to expand our middle market sales force.

2004 Compared With 2003

        In 2004, our Contract segment reported total sales of $4.4 billion, up 17% from the same period a year earlier. The total sales increase reflects incremental sales contributed by the former OfficeMax Direct businesses, including field salespeople, catalogs and public Internet site. Total sales for locations operating in both periods, including OfficeMax Direct 2003 sales on a pro forma basis, increased 7%. Year-over-year pro forma total sales comparisons increased in all major product categories. Compared with 2003, 2004 pro forma sales of office supplies and paper increased 6%, pro forma sales of technology products increased 10%, and pro forma furniture sales increased 10%.

        E-commerce sales in 2004 increased over 40%, compared with E-commerce sales reported during 2003. E-commerce sales represented approximately 50% of the Contract segment's total sales in 2004. The growth in E-commerce sales is due to the addition of the OfficeMax E-commerce business and growth at all other locations.

        In 2004, our gross profit margin was 23.6%, down 0.7% from 24.3% in 2003. The gross profit margin decline was primarily the result of lower margin in the former OfficeMax Direct businesses due to higher occupancy and delivery costs. When we acquired OfficeMax, Inc. in December 2003, 17 delivery warehouses were serving the former OfficeMax Direct businesses. We are working to reduce excess warehouse capacity and consolidate these operations with our contract distribution centers. For 2004, excluding OfficeMax Direct, contract gross profit margins were essentially flat with 2003 despite the benefits of purchasing synergies obtained through the OfficeMax, Inc. integration. Excluding 2004 purchasing synergies, contract margin rates declined in 2004 due to the phasing in of new account growth and lags in passing through rising paper costs.

        During 2004, operating expenses as a percentage of sales decreased 0.2% of sales to 21.2%, including costs related to the integration and the 2003 cost reduction program. Excluding these items, operating expenses as a percentage of sales decreased 0.1% of sales during 2004, despite increased operating expenses associated with redundant former OfficeMax Direct warehouse facilities. The decline in operating expenses as a percentage of sales was due to leveraging fixed costs over higher sales, operating cost synergies obtained due to the OfficeMax, Inc. acquisition and lower benefit expenses.

        Our Contract segment reported $107.0 million of operating income in 2004, down 2.2% from $109.4 million in 2003. Operating income in 2004 was lower due to the acquired former OfficeMax Direct businesses, the decrease in gross profit margin and weaker than expected results in our Canadian operations.

OfficeMax, Retail

Operating Results ($ in millions)

	2005	2004	2003(a)
Sales	$4,529.1	$4,481.3	$283.2
Segment income	$27.9	$22.7	$6.1
Sales by Product Line
Office supplies and paper	$1,807.5	$1,768.4	$91.6
Technology products	2,323.3	2,308.0	161.1
Office furniture	398.3	404.9	30.5
Sales by Geography
United States(b)	$4,358.9	$4,327.9	$283.2
International(c)	170.2	153.4	—
	(percentage of sales)
Gross profit margin	26.2%	25.6%	24.5%
Operating expenses	25.6%	25.1%	22.4%
Operating profit	0.6%	0.5%	2.2%
(a)
2003 results include activity from December 10, 2003 through December 27, 2003.

(b)
Includes the sales of our operations in the United States, Puerto Rico and the U.S. Virgin Islands.

(c)
Our majority-owned subsidiary in Mexico is consolidated in our results of operations one month in arrears and is not included in our 2003 results due to the timing of the acquisition.

2005 Compared With 2004

        In 2005, Retail segment sales were $4.5 billion, up 1% from sales of $4.5 billion for 2004. During 2005, Retail segment sales decreased 1% year-over-year on a same-location basis. Retail segment sales in 2005 benefited from a 53rd week, which increased sales by approximately $75 million. Excluding this impact, Retail segment sales decreased as a result of reduced promotional activity and advertising placements primarily during the first half of 2005, a strategy used to reduce costs and shift marketing focus toward our small business customer, partially offset by an increase in the average dollar amount per customer transaction. During 2005, our retail segment opened 33 stores in the U.S. and 6 stores in Mexico and closed 9 stores in the U.S.

        Our Retail segment gross profit margin for 2005 was 26.2% of sales, compared to 25.6% of sales in 2004. The increase in gross profit margin was primarily due to a shift in mix to higher margin products and services, a direct result of our new promotional and advertising strategy.

        Retail segment operating expenses were 25.6% of sales in 2005 compared to 25.1% in 2004. In 2005, we recorded $17.9 million in asset impairment charges primarily related to the retail store closures. Excluding these charges, operating expenses were 25.2% of sales in 2005.

        For 2005, the Retail segment had operating income of $27.9 million, compared to $22.7 million in 2004. Operating margin for our Retail segment was 0.6% of sales in 2005, compared with 0.5% of sales in 2004. In 2005, we recorded $17.9 million in asset impairment charges primarily related to the retail store closures. Excluding these charges, operating margin in 2005 was 1.0% of sales. This increase in operating margin is a result of increased sales due to the additional selling week and improved gross profit margin due to a shift in mix to higher margin products and services.

2004 Compared With 2003

        Sales for our Retail segment were $4.5 billion, down 0.9% from pro forma sales in 2003. The sales decrease primarily resulted from closing 47 U.S. superstores during 2004, most of which closed in the first quarter. Same-location sales increased 1.3% in 2004, compared with pro forma 2003 sales. The comparable-location sales increase was driven primarily by higher average dollar amount per customer transaction, which increased 2.6% year over year. During 2004, our Retail segment opened 8 stores in the U.S. and 5 stores in Mexico.

        Gross profit margin for the Retail segment was 25.6% in 2004, compared with 24.5% in 2003. The gross profit margin in 2003 represents activity for the 17 selling days following the OfficeMax, Inc. acquisition on December 9, 2003, which includes a seasonal shift in sales mix toward lower-margin technology merchandise. Gross profit margins also increased year over year as a result of purchasing and other synergies.

        Operating expenses were 25.1% of sales in 2004, up 2.7% of sales from 2003, primarily as a result of the increased leverage from the high-volume holiday sales in 2003.

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

Corporate and Other

        In 2005, net Corporate and Other expenses were $120.2 million compared to income of $185.7 million in 2004, which included a $280.6 million gain from the Sale. Excluding the gain on the Sale, net Corporate and Other expenses increased $25.3 million in 2005 compared to 2004 primarily as a result of incremental expenses related to the relocation and consolidation of our corporate headquarters and the write-off of impaired assets, as well as costs for one-time severance payments and other costs which are not expected to be ongoing expenses. In 2005, such items amounted to a net expense of $58.5 million. In 2003, total Corporate and Other expenses were $46.4 million.

Boise Building Solutions

Operating Results

	January 1 through October 28, 2004	2003
Sales	$3,257.7 million	$2,871.9 million
Segment income (loss)	$319.2 million	$125.3 million
Sales Volumes
Plywood (1,000 sq ft) (3/8" basis)	1,465,965	1,890,480
Particleboard (1,000 sq ft) (3/4" basis)	134,411	152,621
Lumber (1,000 board feet)	302,725	364,054
LVL (100 cubic feet)	100,855	98,294
I-joists (1,000 equivalent lineal feet)	191,938	199,949
Engineered wood products (sales dollars)	$375.2 million	$329.3 million
Building materials distribution (sales dollars)	$2,442.4 million	$2,047.8 million
Average Net Selling Prices
Plywood (1,000 sq ft) (3/8" basis)	$336	$267
Particleboard (1,000 sq ft) (3/4" basis)	305	236
Lumber (1,000 board feet)	552	431
LVL (100 cubic feet)	1,640	1,463
I-joists (1,000 equivalent lineal feet)	978	874

2004 Compared With 2003

        On October 29, 2004, we completed the Sale. Boise Building Solutions results for 2004 represent the ten months of operation before the Sale.

        Fueled by continued strong plywood and lumber markets, Boise Building Solutions reported income of $319.2 million in the first ten months of 2004, compared with $125.3 million for full year 2003. Results were aided by a $15.3 million pretax gain on the sale of Idaho timberlands and by the sale of our 47% interest in Voyageur Panel in May 2004 to Ainsworth Lumber Co. Ltd. for $91.2 million of cash. We recorded a $46.5 million pretax gain for the Voyageur Panel sale in "Other (income) expense, net." Prior to the sale, we accounted for the joint venture under the equity method. Accordingly, segment results do not include the joint venture's sales but do include $6.3 million of equity in earnings in 2004, compared with $8.7 million of equity in earnings in 2003 and $0.6 million of equity in losses in 2002. Before the gains recorded on the sale of timberlands and our interest in Voyageur Panel, segment income increased 105% to $257.4 million in 2004, compared with full year 2003 income, primarily due to increased product prices.

        Building materials distribution sales increased 19% to $2.4 billion in the first ten months of 2004, compared with full year 2003 sales, due to favorable pricing because of strong demand in the building sector. Sales of engineered wood products (laminated veneer lumber, wood I-joists and laminated beams) increased 14% in the first ten months of 2004, compared with full year 2003 sales, also due to strong pricing. As a result of increased demand from residential construction due to low interest rates, average plywood prices rose 26% to $336 per 1,000 square feet during the first ten months of 2004. Average lumber prices increased 28% during the same period. Sales volumes of plywood and lumber for the first ten months of 2004 declined from 2003 volumes because of the shorter reporting period in 2004 and the sale of our Yakima, Washington, plywood and lumber facilities in February 2004. The sale of our Yakima facilities did not have a material impact on our financial position or results of operations.

Boise Paper Solutions

Operating Results

	January 1 through October 28, 2004	2003
Sales	$1,670.4 million	$1,852.6 million
Segment income (loss)	$38.8 million	$(13.9) million
	(short tons)
Sales Volumes
Uncoated free sheet	1,249,000	1,396,000
Containerboard	537,000	650,000
Newsprint	349,000	416,000
Other	138,000	146,000

	2,273,000	2,608,000

	(per short ton)
Average Net Selling Prices
Uncoated free sheet	$718	$721
Containerboard	365	337
Newsprint	434	397

2004 Compared With 2003

        On October 29, 2004, we completed the Sale. Boise Paper Solutions results for 2004 represent the ten months of operation before the Sale.

        Boise Paper Solutions reported income of $38.8 million for the first ten months of 2004, compared with a loss of $13.9 million for full year 2003. Results in 2004 were aided by a pretax gain of $59.9 million on the sale in March of approximately 79,000 acres of timberland in western Louisiana for $84 million. We recorded the $59.9 million pretax gain in "Other (income) expense, net." Excluding this gain, the segment lost $21.1 million in the first ten months of 2004. Results in 2004, excluding the gain, compare unfavorably with 2003 results because of less sales volume as a result of the shorter reporting period in 2004, $2.8 million of costs and/or lost income due to timber and mill damage and lost production at our Alabama paper mill related to disruption from hurricanes in September, increased unit manufacturing costs and operating difficulties due to adverse weather conditions and other production issues in the first quarter of 2004. Unit manufacturing costs increased 3% during the ten-month period in 2004, compared with full year 2003, primarily due to increased fiber costs.

        Although markets strengthened in 2004, sales for the first ten months of the year were $1.7 billion, compared with $1.9 billion for full year 2003. Total sales volume for the first ten months of 2004 was 13% less than sales volume for full year 2003. Sales and sales volumes declined because of the shorter reporting period in 2004. Weighted average paper prices increased 3%. Average newsprint and containerboard prices increased $37 per ton and $28 per ton, respectively, compared with prices in 2003, while the average price for uncoated free sheet, our largest paper grade, was $3 less per ton than in 2003. We took 57,000 tons of market-related downtime during the first ten months of 2004, compared with 197,000 tons during full year 2003. The decrease in curtailment in 2004 reflects growing market demand and a 2% increase in the amount of office paper sold through the OfficeMax, Retail and OfficeMax, Contract segments during the ten months in 2004, compared with full year 2003.

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

Discontinued Operations

        In December 2004, our board of directors authorized management to pursue the divestiture of our facility near Elma, Washington that manufactures integrated wood-polymer building materials. The board of directors and management concluded that the operations of the facility were no longer consistent with the company's strategic direction. We recorded the facility's assets as held for sale on our Consolidated Balance Sheets and the results of its operations as discontinued operations in our Consolidated Statements of Income (Loss). During the fourth quarter of 2004, we tested the recoverability of the long-lived assets in accordance with FASB Statement 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and recorded a $67.8 million pretax charge for the write-down of impaired assets. We also recorded $26.4 million of tax benefits associated with the write-down. During 2005, the Company experienced unexpected difficulties in achieving anticipated levels of production at the facility. These issues delayed the process of identifying and qualifying a buyer for the business. While management made substantial progress in addressing the manufacturing issues that caused production to fall below plan, during the fourth quarter of 2005, management concluded that the Company is unable to attract a strategic buyer in the near term and plans to cease operations at the facility in the first quarter of 2006. The estimated pretax costs and expenses to exit this business total approximately $41 million, including $24 million of asset write-offs and impairment, $11 million of lease and contract termination costs and $6 million of other closure and exit costs, including severance. In connection with the decision to cease operations at the facility, we completed an assessment of the recoverability of the related long-lived assets and we recorded a $28.2 million pretax charge in 2005 that included asset write-off and impairment and other closing costs.

        See Note 3, Discontinued Operations, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for additional information related to the discontinued operation.

OfficeMax, Inc. Acquisition

        On December 9, 2003, we completed our acquisition of OfficeMax, Inc. (the "Acquisition"). The results of OfficeMax, Inc. operations after December 9, 2003, are included in our consolidated financial statements.

        The aggregate consideration paid for the Acquisition was as follows:

(millions)
Fair value of common stock issued	$808.2
Cash consideration for OfficeMax, Inc. common shares exchanged	486.7
Transaction costs	20.0

1,314.9
Debt assumed	81.6

$1,396.5

        We paid OfficeMax, Inc., shareholders $1.3 billion for the acquisition, paying 60% of the purchase price in OfficeMax common stock (at the time Boise Cascade Corporation common stock) and 40% in cash. OfficeMax, Inc. shareholders had the opportunity to elect to receive cash or stock for their OfficeMax, Inc. shares. Each shareholder's election was subject to proration, depending on the elections of all OfficeMax, Inc., shareholders. As a result of this proration, OfficeMax, Inc., shareholders electing stock received approximately ..230419 of a share of our common stock and $3.1746 in cash for each of their OfficeMax, Inc. shares. Fractional shares were paid in cash. OfficeMax, Inc. shareholders electing cash or who had no consideration preference, as well as those shareholders who made no effective election, received $9.333 in cash for each of their OfficeMax, Inc. shares. After the proration, the $1.3 billion paid to OfficeMax, Inc. shareholders consisted of $486.7 million in cash and the issuance of 27.3 million common shares valued at $808.2 million. The value of the common shares issued was determined based on the average market price of our common shares over a ten-day trading period before the acquisition closed on December 9, 2003.

Integration and Facility Closures

        Increased scale as a result of the Acquisition has allowed management to evaluate the Company's combined office products business to determine what opportunities for consolidating operations may be appropriate. Costs associated with the planned closure and consolidation of acquired OfficeMax, Inc. facilities were accounted for under EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," and recognized as liabilities in connection with the acquisition and charged to goodwill. Costs incurred in connection with all other business integration activities have been recognized in the Consolidated Statements of Income (Loss). The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically viable. The Company records a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred, which is either the date the lease termination is communicated to the lessor or the location's cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves on the Consolidated Balance Sheets and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the payments.

        In 2003, as part of a cost reduction program, we recorded $10.1 million of employee-related costs, primarily severance. In 2004, we revised our initial estimate and recorded a $1.2 million credit as the program was completed.

        Prior to the Acquisition, OfficeMax, Inc. had identified and closed underperforming facilities. As part of our purchase price allocation, we recorded $58.7 million of reserves for the estimated fair value of future liabilities associated with these closures. These reserves related primarily to future lease termination costs, net of estimated sublease income. Most of the expenditures for these facilities will be made over the remaining lives of the operating leases.

        In addition to these store closures, at December 31, 2003, we identified and closed 45 OfficeMax, Retail facilities that were no longer strategically and economically viable. As a result, we recorded a $69.4 million liability in the Consolidated Balance Sheet. During 2004, we identified and closed an additional 11 stores that were no longer strategically or economically viable. All of the above charges were accounted for as exit activities in connection with the Acquisition and were not recorded as charges to income.

        Since the Acquisition, we closed 18 U.S. distribution centers and 2 customer service centers. In connection with these closures, we recorded a charge to income in our Consolidated Statement of Income (Loss) of $29.7 million during 2004.

        In September 2005, the board of directors approved a plan to relocate and consolidate the Company's retail headquarters in Shaker Heights, Ohio and its existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois. Approximately 650 associates are located at the retail headquarters and 950 associates are located at the corporate headquarters. The relocation and consolidation process is expected to be completed during the second half of 2006.

        Management expects the total cost of the relocation and consolidation will be approximately $40 to $50 million on a pre-tax basis, and will be recognized in operations during 2005 and 2006. Such charges are expected to require cash outlays of $15 to $20 million for severance, retention and other employee costs, and approximately $10 to $15 million for contract termination and other closure costs. Non-cash charges for accelerated depreciation of facilities and leasehold improvements are expected to total $10 to $15 million during 2005 and 2006. These estimated costs do not include expected future expenses for personnel training, recruiting and relocation or the potential savings from these actions due to expected efficiencies and tax incentives.

        The Company recorded charges totaling $25.0 million during the third and fourth quarters of 2005 related to the headquarters relocation and consolidation in the Corporate and Other segment.

        Also in 2005, the Company recorded charges to income of $23.2 million for the write-down of impaired assets related to underperforming retail stores and the restructuring of our Canadian operations.

        See Note 5., Integration and Facility Closures, of the Notes to Consolidated Financial Statements in "Item 8, Financial Statements and Supplementary Data" of this Form 10-K for additional information related to our integration and consolidation efforts and the related charges and reserves.

Liquidity and Capital Resources

        As of December 31, 2005, we had $72.2 million of cash and cash equivalents and $494.6 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes. We also had $22.4 million of restricted investments on deposit which are pledged to secure a portion of the outstanding debt, bringing our net debt (total debt less restricted investments) to $472.2 million. We expensed $14.4 million of costs related to the early retirement of debt and reduced our total debt by approximately $199 million during 2005. During 2004, we paid down $1.6 billion of our debt, primarily with the proceeds of the Sale, and expensed $137.1 million of costs related to the early retirement of debt. A significant portion of the premiums paid with respect to the debt we repaid was the result of the low interest rate environment in the market at the time of repayment.

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

        Our primary ongoing cash requirements relate to working capital, expenditures for property and equipment, lease obligations and debt service. We expect to fund these requirements through a combination of cash flow from operations and seasonal borrowings under our revolving credit facility. The sections that follow discuss in more detail our operating, investing, and financing activities, as well as our financing arrangements.

Operating Activities

        Our operating activities used $57.7 million and $451.1 million of cash in 2005 and 2004, respectively, and generated $324.7 million of cash in 2003. In 2005, items included in net income (loss) provided $165.1 million of cash, and unfavorable changes in working capital items used $222.8 million. Included in net working capital changes during 2005 are net income tax payments of $134.1 million primarily related to gains recognized in 2004. Other working capital changes include a reduction in accounts payable and accrued liabilities partially offset by improved accounts receivable and inventory levels. In 2004, items included in net income provided $265.7 million of cash and unfavorable changes in working capital items used $716.8 million of cash from operations. In 2003, items included in net income provided $407.9 million of cash, and unfavorable changes in working capital items used $83.2 million of cash from operations.

        We have sold fractional ownership interests in a defined pool of trade accounts receivable. At December 31, 2005 and 2004, $163.0 million and $120.0 million, respectively, of sold accounts receivable were excluded from "Receivables" in our Consolidated Balance Sheet, compared with $250 million excluded at December 31, 2003. The increase at December 31, 2005, in sold accounts receivable of $43.0 million from the amount at December 31, 2004, provided cash from operations in 2005. During the third quarter of 2004, in anticipation of the Sale, we stopped selling the receivables related to the Boise Building Solutions and Boise Paper Solutions segments, reducing the receivables sold as a part of this program at the end of the year. The decrease at December 31, 2004, in sold accounts receivable of $130.0 million from the amount at December 31, 2003, used cash from operations in 2004.

        During the period of January 1 through October 28, 2004, some of our employees were covered by noncontributory defined benefit pension plans. Effective July 31, 2004, we spun off the portion of each plan attributable to active employees in the forest products businesses. Effective October 29, 2004, under the terms of the asset purchase agreement with affiliates of Boise Cascade, L.L.C., we transferred sponsorship of the spun-off plans to Boise Cascade, L.L.C., and only those terminated, vested employees and retirees whose employment with us ended on or before July 31, 2004, and some active OfficeMax, Contract employees were covered under the plans remaining with us. The assets of the pension plans are invested primarily in common stocks, fixed-income securities and cash equivalents. The market performance of these investments affects our recorded pension obligations, expense and cash contributions. Pension expense in 2005 was $21.7 million. Pension expense for the year ended December 31, 2004, was $169.7 million, including $94.9 million of curtailment expense related to the Sale, compared with $77.1 million in 2003. These are noncash charges in our consolidated financial statements. In 2005, we made contributions to our pension plans totaling $2.8 million. In 2004, we made cash contributions to our pension plans totaling $279.8 million, compared with $84.5 million in 2003. The asset purchase agreement with affiliates of Boise Cascade, L.L.C., required us to fully fund the spun-off plans on an accumulated-benefit-obligation basis using a 6.25% liability discount rate. Since our active employees who are covered by the retained plans, as well as all of the inactive participants, are no longer accruing additional benefits, we expect our future contributions to these plans to be greatly reduced. There are no minimum required contributions in 2006. However, we may elect to make voluntary contributions. See "Critical Accounting Estimates" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.

        Our ratio of current assets to current liabilities was 1.22:1 at December 31, 2005, compared with 1.75:1 at December 31, 2004. The decrease in our ratio of current assets to current liabilities at December 31, 2005, resulted primarily from the decrease in cash and cash equivalents in 2005, compared with 2004 resulting from our share repurchases and debt repayments.

Investment Activities

        Our cash investing activities used $97.3 million in 2005, provided $1.6 billion in 2004 and used $673.6 million in 2003. The year-over-year fluctuations in cash from investing activities were primarily due to the Sale in 2004 and the Acquisition in 2003.

        In 2005, cash investing activities included cash expenditures of $152.5 million for property and equipment and $34.8 million for the acquisition of office products distributors in our Contract segment, offset by $93.3 million of proceeds from the sale of restricted investments. Details of 2005 capital investment by segment are included in the table below:

	2005 Capital Investment by Segment
	Acquisitions	Other	Total
	(millions)
OfficeMax, Contract	$34.8	$86.2	$121.0
OfficeMax, Retail	—	65.9	65.9

	34.8	152.1	186.9
Corporate and Other	—	0.4	0.4

	$34.8	$152.5	$187.3

        We expect our capital investments in 2006 to total between $180 and $190 million, excluding acquisitions. Our capital spending in 2006 will be for leasehold improvements, new stores, quality and efficiency projects, replacement projects and integration projects, including our previously announced infrastructure improvement initiatives in supply chain and information systems.

        In 2004, cash investing activities included cash expenditures of $298.2 million for property and equipment and timber and timberlands and $175 million for our investment in the securities of affiliates of Boise Cascade, L.L.C. These expenditures were offset by $2,038.7 million of proceeds from the Sale and $186.9 million of proceeds from the sale of timberlands in Louisiana, the sale of our Yakima, Washington, plywood and lumber facilities and the sale of our Barwick, Ontario, Canada, OSB joint venture during 2004.

        In 2003, cash investing activities included $432.6 million for the acquisition of OfficeMax, Inc. in December 2003. Investing activities in 2003 also included $223.1 million for property and equipment and timber and timberland purchases. Noncash consideration included in capital spending consisted of the assumption of debt and recording of liabilities totaling $81.6 million in 2003. In 2003, noncash consideration also included $808.2 million for the issuance of 27.3 million OfficeMax Incorporated common shares (at the time, Boise Cascade Corporation common shares) to OfficeMax, Inc. shareholders electing to receive stock in the OfficeMax, Inc. acquisition.

Financing Activities

        Our financing activities used $1.0 billion and $76.3 million of cash in 2005 and 2004, respectively, compared with $408.6 million provided in 2003. Common and preferred dividend payments totaled $54.2 million in 2005, $64.1 million in 2004, and $48.9 million in 2003. In all three years, our quarterly cash dividend was 15 cents per common share. In 2005, we used $780.4 million of cash for the repurchase of 23.5 million shares of our common stock and used $198.7 million of cash to reduce short-term borrowings and long-term debt.

        On September 23, 2005, Standard & Poor's Rating Services downgraded our corporate credit rating to B+. The downgrade increases the reporting requirements under our receivable sale agreement and increases the annual cost of that facility by less than $1 million.

        During 2004, we repaid $1.6 billion of our debt, primarily with the proceeds of the Sale, and we redeemed $110 million of our Series D preferred stock and paid related accrued dividends of $3 million. In addition, in 2004, we settled the purchase contracts related to our adjustable conversion-rate equity units and received $172.5 million.

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

        Our debt-to-equity ratio, excluding the securitized timber notes, was .28:1 and .27:1 at December 31, 2005 and 2004, respectively. Our debt-to-equity ratio remained constant year over year despite a net debt reduction of $198.7 million due in large part to the stock buyback activity in 2005.

        We lease our store space and other property and equipment under operating leases. These operating leases are not included in debt; however, they represent a significant commitment. Obligations under operating leases are shown in the "Contractual Obligations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Financing Arrangements

        Our debt structure consists of credit agreements, note agreements, and other borrowings as follows. For more information, see "Contractual Obligations" and "Disclosures of Financial Market Risks" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Credit Agreements

        On June 24, 2005, we entered into a loan and security agreement for a new revolving credit facility. The new revolver replaced our previous revolving credit facility, which was scheduled to expire on June 30, 2005. The maximum aggregate borrowing amount under the new facility is equal to the lesser of (i) a percentage of the value of certain eligible inventory less certain reserves or (ii) $500 million. Letters of credit may be issued under the revolver up to a maximum limit of $100 million. The combined sum of outstanding borrowings and letters of credit issued under the revolver may not exceed the maximum aggregate borrowing amount. The outstanding balance under the new revolver was $18.7 million at December 31, 2005. Letters of credit issued under the revolver totaled $89.6 million as of December 31, 2005. As of December 31, 2005, our maximum aggregate borrowing amount was $500.0 million. The minimum and maximum amounts of short-term borrowings outstanding were zero and $101.0 million during the year ended December 31, 2005, and $6.2 million and $493.7 million during the year ended December 31, 2004. The average amounts of short-term borrowings outstanding during the years ended December 31, 2005 and 2004, were $30.3 million and $82.8 million, respectively. The weighted average annual interest rates for these borrowings were 6.6% for 2005 and 2.8% for 2004. The activity in 2004 reflects the addition of two $200 million term loan facilities in September 2004 to fund incremental contributions to our pension plans and to decrease our accounts receivable financing. In addition, during the second quarter of 2004, we added two $20 million floating rate term loans. On October 29, 2004, we repaid the two $200 million and two $20 million term loans with the proceeds from the Sale.

        Borrowings under the revolver bear interest at rates based on either the prime rate or the London Interbank Offered Rate ("LIBOR"). Margins are applied to our borrowing rates and letters of credit fees under the revolver depending on our average excess availability. Fees on letters of credit issued under the revolver were charged at a weighted average rate of 1.125%. In addition, we are also charged an unused line fee of .25% on the amount by which the maximum credit of $500 million exceeds our average daily outstanding borrowings and letters of credit.

        Borrowings under the revolver are secured by a lien on substantially all of our inventory and related proceeds. The revolving loan and security agreement contains customary conditions to borrowing including a monthly calculation of excess borrowing availability and reporting compliance. Covenants in the revolver agreement restrict the amount of letters of credit that may be issued, dividend distributions and other uses of cash if excess availability is less than $75 million. At December 31, 2005, our excess availability totaled $391.7 million and we were in compliance with all covenants under the revolver agreement. The revolver expires on June 24, 2010.

Timber Notes

        In October 2004, we sold our timberlands as part of the Sale. In exchange for the timberlands, we received installment timber notes in the amount of $1.6 billion which were credit enhanced with guarantees. The guarantees were issued by financial institutions and were secured by the pledge of underlying collateral notes. Subsequently, in December 2004, we completed a securitization transaction in which we transferred our interest in the timber installment notes receivable to wholly owned bankruptcy remote subsidiaries that were designated to be qualifying special purpose entities (the "OMXQs"). The OMXQs pledged the timber installment notes receivable and related guarantees and issued securitization notes in the amount of $1.5 billion. Recourse on the securitization notes is limited to the pledged timber notes receivable. The securitization notes are 15-year non-amortizing and were issued in two equal $735 million tranches paying interest of 5.42% and 5.54%, respectively.

        As a result of these transactions, OfficeMax received $1.5 billion in cash from the OMXQ's, and over 15 years will earn approximately $82.5 million per year in interest income on the timber installment notes receivable and incur interest expense of approximately $80.5 million per year on the securitization notes. The pledged timber installment notes receivable and nonrecourse securitization notes will mature in 2020 and 2019, respectively. The securitization notes have an initial term that is approximately three months shorter than the installment notes. The Company expects to refinance its ownership of the installment notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the securitization notes to the maturity of the installment notes.

        The guidance related to the accounting for securitization transactions is complex and open to interpretation. The original entities issuing the credit enhanced timber installment notes to OfficeMax are variable-interest entities (the "VIE's") under FASB Interpretation No. 46R, "Consolidation of Variable Interest Entities." The holders of the timber installment notes (the OMXQ's) are considered to be the primary beneficiaries, and therefore, the VIE's are required to be consolidated with the OMXQs, which are also the issuers of the securitization notes. Although we believe an argument can be made that the consolidation of the VIE's as a result of this transaction does not disqualify the OMXQs from being qualified special purpose entities, as described in FASB Statement No 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," we have concluded that consolidating the VIE's does disqualify the OMXQs from meeting this guidance. As a result, the accounts of the OMXQs have been consolidated into our financial statements. The effect of our consolidation of the OMXQs is that the securitization transaction is treated as a financing, and both the timber notes receivable and the securitization notes payable are reflected in our Consolidated Balance Sheet.

Note Agreements

        In August 2003, we issued $50 million of 7.45% medium-term notes due in 2011. The proceeds of the notes were used for general corporate purposes. On November 5, 2004, we purchased $49.6 million of these notes pursuant to a tender offer for these securities.

        In October 2003, we issued $300 million of 6.50% senior notes due in 2010 and $200 million of 7.00% senior notes due in 2013. Net proceeds from the senior notes were used to repay borrowings under our revolving credit agreement, to provide cash for the OfficeMax, Inc. transaction and for other general corporate purposes. At the time of issuance, the senior note indentures contained a number of restrictive covenants, substantially all of which have been eliminated through the execution of supplemental indentures and replaced with covenants found in the base indentures that are applicable to our medium term notes and other public debt. Those covenants include a limitation on mergers and similar transactions, a restriction on secured transactions involving Principal Properties, as defined, and a restriction on sale and leaseback transactions involving Principal Properties. On November 5, 2004, we repurchased approximately $286.3 million of the 6.50% senior notes and received the requisite consents to adopt amendments to the indenture pursuant to a tender offer for these securities. As a result, the Company and the trustee executed a Sixth Supplemental Indenture which eliminated substantially all of the restrictive covenants, certain events of default and related provisions, and replaced them with the covenants from our other public debt.

        On December 23, 2004, both Moody's Investors Service, Inc., and Standard & Poor's Rating Services upgraded the credit rating on our 7.00% senior notes to investment grade. The upgrades were the result of actions the Company undertook to collateralize the notes by granting the noteholders a security interest in $113 million in principal amount of General Electric Capital and Bank of America Corp. notes maturing in 2008 (the "pledged instruments"). These pledged instruments are reflected as "Restricted investments" on our Consolidated Balance Sheets. As a result of these ratings upgrades, the original 7.00% senior note covenants were replaced with the covenants found in our other public debt. During 2005, we purchased and cancelled $87.3 million of the 7.00% senior notes. As a result, $92.8 million of the pledged instruments were released from the security interest granted to the 7.00% note holders and were sold in 2005. The remaining balance of these pledged instruments continue to be subject to the security interest, and are reflected as "Restricted Investments" in our Consolidated Balance Sheet at December 31, 2005.

Adjustable Conversion-Rate Equity Securities (ACES)

        In December 2001, we issued 3,450,000 7.50% adjustable conversion-rate equity security units (ACES) to the public at an aggregate offering price of $172.5 million. The units traded on the New York Stock Exchange under the ticker symbol BEP. At the time of issuance, there were two components of each unit. Investors received a preferred security issued by Boise Cascade Trust I (the "Trust"), a statutory business trust whose common securities were owned by the Company, with a liquidation amount of $50. These preferred securities were mandatorily redeemable in December 2006. Investors also entered into a contract to purchase $50 of common shares of the Company, subject to a collar arrangement. The Trust used the proceeds from the offering to purchase debentures issued by Boise Cascade Corporation (now OfficeMax Incorporated). These debentures were 7.50% senior, unsecured obligations and had a scheduled maturity in December 2006.

        On September 16, 2004, we dissolved the Trust and distributed the debentures to the unit holders in exchange for their preferred securities. Also on that date, the remarketing of $144.5 million of these debentures was completed. In connection with the remarketing, the 7.50% interest rate on the debentures was reset to 2.75% over the average of the interbank offered rates for three-month LIBOR. The first interest payment on the debentures at the reset rate was made on December 16, 2004, at a rate of 4.62% per annum. On November 5, 2004, we repurchased $144.5 million of these debentures pursuant to an offer to purchase these securities. We made an open market purchase of an additional $15.2 million of the debentures in December 2004. The remaining $12.8 million of the debentures were repurchased in February 2005.

        On December 16, 2004, holders of our adjustable conversion-rate equity security units received 1.5689 of our common shares upon settlement of each purchase contract, resulting in the issuance of a total of 5,412,705 shares. We received $50 per unit, or $172.5 million, as a result of the settlement of the purchase contracts.

Other

        During 2003, we agreed to enter into a $33.5 million sale-leaseback of equipment at our integrated wood-polymer building materials facility near Elma, Washington. The sale-leaseback has a base term of seven years and an interest rate of 4.67%, was accounted for as a financing arrangement, and is included in "Long-term debt, less current portion" in our Consolidated Balance Sheet. The outstanding balance at December 31, 2005 of this obligation was $26.6 million. In 2006, we terminated this sale-leaseback agreement as part of our decision to cease operations at this facility.

        As of December 31, 2005, we had $35.8 million of 9.45% debentures that are due in 2009. The 9.45% debentures contain a provision under which, in the event of the occurrence of both a designated event, as defined (generally a change of control or a major distribution of assets) and a subsequent rating decline, as defined, the holders of these securities may require the Company to redeem the securities.

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

Cash Paid for Interest

        Cash payments for interest, net of interest capitalized, were $122.6 million in 2005, $167.7 million in 2004 and $128.3 million in 2003. The decline in payments made in 2005 relative to 2004 was due to the repayment of outstanding debt in the fourth quarter of 2004 using a portion of the proceeds from the Sale. The level of payments made in 2004 increased over 2003 due to higher debt levels during most of 2004 related to additional borrowings to provide cash for the OfficeMax, Inc. acquisition.

Contractual Obligations

        In the table below, we set forth our contractual obligations as of December 31, 2005. Some of the figures we include in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
	2006	2007-2008	2009-2010	Thereafter	Total
	(millions)
Debt
Long-term debt, including current portion(a)(c)	$68.6	$60.0	$66.6	$281.4	$476.6
Timber notes securitized	—	—	—	1,470.0	1,470.0
Short-term borrowings	18.7	—	—	—	18.7
Operating leases(b)(e)	361.0	599.4	484.9	762.3	2,207.6
Purchase obligations	22.9	10.0	2.3	1.0	36.2
Other long-term liabilities(d)	—	—	—	—	—

	$471.2	$669.4	$553.8	$2,514.7	$4,209.1

(a)
Included in long-term debt are amounts owed on our note agreements, revenue bonds and credit agreements. These borrowings are further described in Note 15, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K. The table assumes our long-term debt is held to maturity.

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

(d)
Our Consolidated Balance Sheet as of December 31, 2005 includes $538.8 million of liabilities associated with our retirement and benefit plans and $324.9 million of other long-term liabilities. These amounts have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain.

(e)
Lease obligations for facility closures are included in operating leases.

        In accordance with an amended and restated joint-venture agreement, the minority owner of our subsidiary in Mexico, OfficeMax de Mexico, can elect to put its remaining 49% interest in the subsidiary to OfficeMax if earnings targets are achieved. At December 31, 2004 and throughout 2005, OfficeMax de Mexico had met these earnings targets. These earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to put its ownership interest, the purchase price would be equal to fair value, calculated based on both the subsidiary's earnings for the last four quarters before interest, taxes and depreciation and amortization, and the current market multiples of similar companies. The fair value purchase price in 2005 is estimated at $50 to $55 million. This contingent obligation is not included in the table above.

        In addition to the contractual obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These contracts, however, are either not enforceable or legally binding or are subject to change based on our business decisions.

Off-Balance-Sheet Activities and Guarantees

        On June 20, 2005, we entered into a Third Amended and Restated Receivables Sale Agreement with a group of lenders. Under this program, we sell fractional ownership interests in a defined pool of accounts receivable. We account for this sales program under FASB Statement 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". We entered into this program to provide us funding at rates favorable to our other borrowing arrangements. A portion of our retained interest is subordinate to the interests of the bank affiliates, providing them credit support if the receivables become uncollectible. The anticipated impact of the credit support is reflected in our allowance for uncollectible receivables. The amount of available proceeds under this program is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables. The proceeds available to us may not exceed $200 million under our current agreements.

        Sold accounts receivable are excluded from "Receivables" in our Consolidated Balance Sheet. At December 31, 2005, $163.0 million of sold accounts receivable were excluded from "Receivables" in our Consolidated Balance Sheet compared with $120.0 million excluded at December 31, 2004. The portion of fractional ownership that we retain is included in "Receivables" in our Consolidated Balance Sheet.

        The receivables sale agreement will expire June 19, 2006. When the current program expires, none of the parties are obligated to renew the arrangement. Our experience over the last five years, however, has been that the parties do renew the arrangement with minimal alterations. If the program were not renewed, we would seek replacement funding from alternative funding sources. Use of those sources, however, might result in an increase in our interest expense and an increase in both liabilities and assets on our Consolidated Balance Sheet.

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

Inflationary and Seasonal Influences

        Except for the impact of recent increases in energy costs, we believe that neither inflation nor deflation has had a material effect on our financial condition or results of operations; however, there can be no assurance that we will not be affected by inflation or deflation in the future. The company's business is seasonal, with OfficeMax, Retail showing a more pronounced seasonal trend than OfficeMax, Contract. Sales in the second quarter and summer months are historically the slowest of the year. Sales are stronger during the first, third and fourth quarters that include the important new-year office supply restocking month of January, the back-to-school period and the holiday selling season, respectively.

Disclosures of Financial Market Risks

        Our debt is predominantly fixed-rate. At December 31, 2005, the estimated current market value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $35 million less than the amount of debt reported in the Consolidated Balance Sheet. The estimated fair values of our other financial instruments, including cash and cash equivalents, receivables and short-term borrowings are the same as their carrying values. In the opinion of management, we do not have any significant concentration of credit risks. Concentration of credit risks with respect to trade receivables is limited due to the wide variety of vendors, customers and channels to and through which our products are sourced and sold, as well as their dispersion across many geographic areas.

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

        At December 31, 2005, we were not a party to any significant derivative financial instruments other than the Additional Consideration Agreement described below.

Interest Rate Swaps

        On October 27, 2004, OfficeMax and one of its subsidiaries, each entered into an interest rate swap contract with an affiliate of Goldman, Sachs & Co. The contracts were entered into in order to hedge the interest rate risk associated with the issuance of debt securities by the OMXQ's in connection with the timber notes received in the Sale. The Company paid $19.0 million to settle the contracts on December 16, 2004, in conjunction with the issuance of the securitized timber notes. The settlement amount reflected the effect of a decrease in interest rates during the period the swaps were outstanding.

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

Additional Consideration Agreement

        Pursuant to an Additional Consideration Agreement between OfficeMax and Boise Cascade, L.L.C. related to the Sale, we may be required to make substantial cash payments to, or receive substantial cash payments from, Boise Cascade, L.L.C. Under the Additional Consideration Agreement, the Sale proceeds may be adjusted upward or downward based on paper prices during the six years following the closing date, subject to annual and aggregate caps. Under the terms of the agreement, neither party will be obligated to make a payment in excess of $45 million in any one year. Payments by either party are also subject to an aggregate cap of $125 million that declines to $115 million in the fifth year and $105 million in the sixth year. In connection with recording the Sale in 2004, we calculated our projected future obligation under the Additional Consideration Agreement and accrued $42 million in "Other long-term liabilities" on our Consolidated Balance Sheet. We calculated the $42 million based on the net present value of weighted average expected payments using industry paper price projections. We record the changes in the fair value of this obligation in our net income (loss) in the period they occur. The change in fair value of this obligation in 2005 resulted in expense of $2.9 million and is reflected in our Consolidated Statement of Income (Loss).

        The table below provides information about our financial instruments outstanding at December 31, 2005 that are sensitive to changes in interest rates or paper prices. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future rates. Estimated future cash payments under the terms of the Additional Consideration Agreement, included in the table below, are based on weighted average expected payments using industry paper price projections. Other instruments subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

Financial Instruments

							December 31
							2005		2004
	2006	2007	2008	2009	2010	There- after	Total	Fair Value	Total	Fair Value
Debt
Short-term borrowings	$18.7	$—	$—	$—	$—	$—	$18.7	$18.7	$10.3	$10.3
Average interest rates	6.6%	—%	—%	—%	—%	—%	6.6%	6.6%	—	—
Long-term debt
Fixed-rate debt payments	$68.6	$25.4	$34.6	$50.9	$15.7	$281.4	$476.6	$471.3	$683.6	$697.7
Average interest rates	6.3%	7.9%	7.6%	8.9%	5.7%	6.6%	6.9%	—%	7.0%	—
Timber notes securitized	$—	$—	$—	$—		$1,470.0	$1,470.0	$$1,440.7	$1,470.0	$1,452.4
Average interest rates	—	—	—	—		5.5%	5.5%	5.7%	5.5%	5.6%
Additional Consideration Agreement	$9.2	$8.5	$12.4	$19.9	$4.7	$—	$54.7	$44.9	$54.7	$42.0

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

        In connection with the Sale, environmental liabilities that relate to the operation of the paper and forest products assets prior to the closing of the Sale continue to be OfficeMax liabilities. We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws, or have received a claim from a private party, with respect to 15 active sites where hazardous substances or other contaminants are or may be located. All 15 active sites relate to operations either no longer owned by the Company or unrelated to its ongoing operations. In most cases, we are one of many potentially responsible parties, and our alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, we have established appropriate reserves. We believe we have minimal or no responsibility with regard to several other sites. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position or results of operations.

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

Vendor Rebates and Allowances

        We participate in various cooperative advertising and other marketing programs with our vendors. We also participate in volume purchase rebate programs, some of which provide for tiered rebates based on defined levels of purchase volume. These arrangements enable us to receive reimbursement for costs incurred to promote the sale of vendor products, or to earn rebates that reduce the cost of merchandise purchased. Vendor rebates and allowances are accrued as earned. Rebates and allowances received as a result of attaining defined purchase levels are accrued over the incentive period based on the terms of the vendor arrangement and estimates of qualifying purchases during the rebate program period. These estimates are reviewed on a quarterly basis and adjusted for changes in anticipated product sales and expected purchase levels. Volume-based rebates and allowances earned are initially recorded as a reduction in the cost of merchandise inventories and are included in operations (as a reduction in materials, labor and other operating expenses) in the period the related product is sold. Amounts received under other promotional programs are generally event-based and are recognized at the time of the event as a reduction of cost of goods sold or inventory, as appropriate, based on the nature of the promotion and the terms of the vendor agreement. Advertising allowances that represent reimbursements of specific, incremental and identifiable costs incurred to promote vendors' products are recorded as a reduction of selling and distribution expenses in the period the expense is incurred. Amounts owed to us under these arrangements are subject to credit risk. In addition, the terms of the contracts covering these programs can be complex and subject to interpretation, which can potentially result in disputes. We provide an allowance for uncollectible accounts and to cover disputes in the event that our interpretation of the contract terms differ from our vendors' and our vendors seek to recover some of the consideration from us. These allowances are based on the current financial condition of our vendors, specific information regarding disputes and historical experience. If we used different assumptions to estimate the amount of vendor receivables that will not be collected due to either credit default or a dispute regarding the amounts owed, our calculated allowance would be different and the difference could be material. In addition, if actual losses are different than those estimated, adjustments to the recorded allowance may be required.

Merchandise Inventories

        Inventories consist of office products merchandise and are stated at the lower of weighted average cost or net realizable value. We estimate the realizable value of inventory using assumptions about future demand, market conditions and product obsolescence. If the estimated realizable value is less than cost, the inventory value is reduced to its estimated realizable value. If expectations regarding future demand and market conditions are inaccurate or unexpected changes in technology or other factors affect demand, we could be exposed to additional losses.

        Throughout the year, we perform physical inventory counts at all of our locations. For periods subsequent to each location's last physical inventory count, an allowance for estimated shrinkage is provided based on historical shrink results and current business trends. If actual losses as a result of inventory shrinkage are different than management's estimates, adjustments to the allowance for inventory shrinkage may be required.

Pensions

        During the period of January 1 through October 28, 2004, some of our employees were covered by noncontributory defined benefit pension plans. Effective July 31, 2004, we spun off the portion of each plan attributable to active employees in the paper and forest products businesses. Effective October 29, 2004, under the terms of the asset purchase agreement with affiliates of Boise Cascade, L.L.C., we transferred sponsorship of the spun-off plans to Boise Cascade, L.L.C., and only those terminated vested employees and retirees whose employment with us ended on or before July 31, 2004, and some active OfficeMax, Contract employees were covered under the plans remaining with us. The OfficeMax, Retail employees, among others, never participated in the pension plans. The salaried pension plan was closed to new entrants on November 1, 2003, and on December 31, 2003, the benefits of OfficeMax, Contract participants were frozen with one additional year of service provided to active OfficeMax, Contract employees on January 1, 2004, at a reduced 1% crediting rate. As a result of the closure, freeze and spin-off, our annual pension expense and contributions to the plans going forward will be less than the amounts included in prior periods.

        We account for pension expense in accordance with FASB Statement 87, "Employer's Accounting for Pensions." This statement requires us to calculate our pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term asset return assumption. We base our discount rate assumption on the rates of return on high-quality bonds currently available and expected to be available during the period to maturity of the pension benefits. We base our long-term asset return assumption on the average rate of earnings expected on invested funds. We believe that the accounting estimate related to pensions is a critical accounting estimate because it is highly susceptible to change from period to period, based on the performance of plan assets, actuarial valuations and changes in interest rates, and the effect on our financial position and results of operations could be material.

        For 2006, our discount rate assumption used in the measurement of our net periodic benefit cost was 5.6%, and our expected return on plan assets was 8.0%. Using these assumptions, our 2006 pension expense will be approximately $13.0 million. If we were to decrease our estimated discount rate assumption used in the measurement of our net periodic benefit cost to 5.35% and our expected return on plan assets to 7.75%, our 2006 pension expense would be approximately $17.7 million. If we were to increase our discount rate assumption used in the measurement of our net periodic benefit cost to 5.85% and our expected return on plan assets to 8.25%, our 2006 pension expense would be approximately $8.4 million.

Environmental Remediation

        We are subject to a variety of environmental and pollution control laws and regulations. We account for environmental remediation liabilities in accordance with the SOP 96-1, "Environmental Remediation Liabilities." We record liabilities on an undiscounted basis when assessments and/or remedial efforts are probable and the cost can be reasonably estimated. We estimate our environmental liabilities based on various assumptions and judgments, as we cannot predict with certainty the total response and remedial costs, our share of total costs, the extent to which contributions will be available from other parties or the amount of time necessary to complete any remediation. In making these judgments and assumptions, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the number of uncertainties and variables associated with these assumptions and judgments and the effects of changes in governmental regulation and environmental technologies, the precision of the resulting estimates of the related liabilities is subject to uncertainty. We regularly monitor our estimated exposure to our environmental liabilities. As additional information becomes known, our estimates may change.

        Environmental liabilities that relate to the operation of the paper and forest products assets prior to the closing of the Sale continue to be liabilities of OfficeMax, in addition to the liabilities related to the 15 active sites referenced in Note 21, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

Goodwill Impairment

        FASB Statement 142, "Goodwill and Other Intangible Assets," requires us to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. In assessing impairment, the statement requires us to make estimates of the fair values of our reporting units. If we determine the fair values are less than the carrying amount of goodwill recorded on our Consolidated Balance Sheet, we must recognize an impairment in our financial statements. At December 31, 2005, we had $1.2 billion of goodwill recorded on our Consolidated Balance Sheet. Of the $1.2 billion, $523.5 million and $694.7 million were recorded in our OfficeMax, Contract and OfficeMax, Retail segments, respectively.

        The Company completed its annual assessment in accordance with the provisions of the standard in the first quarters of 2005 and 2004, and concluded there was no impairment. The Company completed an additional assessment of the carrying value of the goodwill in the OfficeMax, Retail segment in the fourth quarter of 2005, in connection with the development of management's plan to close 110 retail stores in 2006, and concluded there was no impairment.

        In testing for potential impairment, we measured the estimated fair value of our reporting units based upon discounted future operating cash flows using a discount rate reflecting our estimated average cost of funds. Differences in assumptions used in projecting future operating cash flows and in selecting an appropriate discount rate could have a significant impact on the determination of impairment amounts. In estimating future cash flows, we used our internal budgets and operating plans, which include assumptions about retail store openings and closures, the consolidation of our distribution networks and improvements in our supply chain. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the reporting units and the effects of changes in circumstances on these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

Recently Issued or Newly Adopted Accounting Standards

        Following are summaries of recently issued accounting pronouncements that may become applicable to the preparation of our consolidated financial statements in the future.

        In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123(R)) which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on exchanges of employee services in share-based payment transactions. This statement is a revision to SFAS No. 123 and supersedes Accounting Principles Board (APB) Opinion 25 and its related implementation guidance. It eliminates an entity's ability to account for share-based compensation transactions using the intrinsic-value method of accounting prescribed in APB 25, which was permitted under SFAS No. 123, as originally issued. The statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards (with limited exceptions). SFAS No. 123(R) will also require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under current guidance. The new requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption, however total cash flow will remain unchanged from that which would have been reported under prior accounting rules.

        SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005, with early adoption permitted. The Company will implement the new standard beginning with the first quarter of fiscal 2006 using the statement's modified prospective application method. While we are still in the process of determining the impact of applying SFAS No. 123(R), we do not expect that the adoption of SFAS No. 123(R) will have a material effect on our financial position or have a significant impact on reported income, earnings per share or cash flows because we adopted SFAS No. 123 on January 1, 2003. However, depending on the model used to calculate stock-based compensation expense in the future, model assumptions, actual participant forfeitures and certain other requirements of SFAS No. 123(R), our historical level of stock-based compensation expense may not be indicative of the stock-based compensation expense that will be recognized in future financial statements.

        SFAS No. 154, "Accounting Changes and Error Corrections," amends APB Opinion No. 20 and requires retrospective application of most changes in accounting principle unless it is impracticable to do so. Changes in accounting estimates continue to be applied prospectively, and the correction of an error continues to require restatement of previously issued financial statements. The statement is effective for fiscal years beginning after December 15, 2005. We will be required to adopt the new rules for the year ending in December 2006.

        SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments," amends the guidance in FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) as long as the entire instrument is valued on a fair value basis. This statement also clarifies other specific SFAS No. 133 and SFAS No. 140 related issues. This statement will generally be effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. We have not yet determined the impact of this statement on our consolidated financial statements.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income (Loss)

	Year Ended December 31
	2005	2004	2003
	(thousands, except per-share amounts)
Sales	$9,157,660	$13,270,196	$8,245,098

Costs and expenses
Materials, labor and other operating expenses	6,923,911	10,361,090	6,624,575
Depreciation, amortization and cost of company timber harvested	151,145	354,982	307,849
Selling and distribution expenses	1,730,231	1,948,106	948,955
General and administrative expenses	288,636	304,658	158,786
Other (income) expense, net	59,505	(83,740)	35,786

	9,153,428	12,885,096	8,075,951

Gain on sale of forest products assets	—	280,558	—
Equity in net income of affiliates	5,460	6,311	8,822

Income from operations	9,692	671,969	177,969

Debt retirement expense	(14,391)	(137,137)	—
Interest expense	(128,504)	(151,939)	(132,545)
Interest income	97,272	14,093	1,186
Timber notes securitization	—	(19,000)	—
Other, net	(1,685)	1,456	2,630

	(47,308)	(292,527)	(128,729)

Income (loss) from continuing operations before income taxes, minority interest and cumulative effect of accounting changes	(37,616)	379,442	49,240
Income tax provision	(1,226)	(142,291)	(13,860)

Income (loss) from continuing operations before minority interest and cumulative effect of accounting changes	(38,842)	237,151	35,380
Minority interest, net of income tax	(2,370)	(3,026)	—

Income (loss) from continuing operations before cumulative effect of accounting changes	(41,212)	234,125	35,380
Discontinued operations
Operating loss	(24,416)	(32,095)	(29,943)
Write-down of assets	(28,243)	(67,841)	—
Income tax benefit	20,109	38,869	11,638

Loss from discontinued operations	(32,550)	(61,067)	(18,305)

Income (loss) before cumulative effect of accounting changes	(73,762)	173,058	17,075
Cumulative effect of accounting changes, net of income tax	—	—	(8,803)

Net income (loss)	(73,762)	173,058	8,272
Preferred dividends	(4,378)	(11,917)	(13,061)

Net income (loss) applicable to common shareholders	$(78,140)	$161,141	$(4,789)

Basic income (loss) per common share
Continuing operations	$(0.58)	$2.55	$0.37
Discontinued operations	(0.41)	(0.70)	(0.30)
Cumulative effect of accounting changes, net of income tax	—	—	(0.15)

Basic income (loss) per common share	$(0.99)	$1.85	$(0.08)

Diluted income (loss) per common share
Continuing operations	$(0.58)	$2.44	$0.37
Discontinued operations	(0.41)	(0.67)	(0.30)
Cumulative effect of accounting changes, net of income tax	—	—	(0.15)

Diluted income (loss) per common share	$(0.99)	1.77	$(0.08)

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets

	December 31
	2005	2004
	(thousands)
ASSETS
Current
Cash and cash equivalents	$72,198	$1,242,542
Receivables, net	596,724	640,381
Related party receivables	3,520	2,892
Inventories	1,114,570	1,138,167
Deferred income taxes	105,820	137,700
Assets held for sale	307	24,101
Other	48,910	55,446

	1,942,049	3,241,229

Property and equipment
Land and land improvements	38,537	38,665
Buildings and improvements	359,481	313,384
Machinery and equipment	685,545	606,745

	1,083,563	958,794
Accumulated depreciation	(548,118)	(417,342)

	535,445	541,452

Goodwill	1,218,200	1,165,316
Intangible assets, net	205,232	209,958
Investments in affiliates	175,000	175,915
Timber notes receivable	1,635,000	1,635,000
Restricted investments	22,377	113,000
Deferred charges	52,810	73,408
Other non-current assets	486,029	482,021

Total assets	$6,272,142	$7,637,299

See accompanying notes to consolidated financial statements.

	December 31
	2005	2004
	(thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current
Short-term borrowings	$18,666	$10,309
Current portion of long-term debt	68,648	97,738
Income taxes payable	—	118,077
Accounts payable
Trade	949,287	1,076,020
Related parties	42,166	42,001
Accrued liabilities
Compensation and benefits	147,184	167,415
Other	352,537	342,194
Liabilities related to assets held for sale	9,838	3,216

	1,588,326	1,856,970

Debt
Long-term debt, less current portion	407,242	585,082
Timber notes securitized	1,470,000	1,470,000

	1,877,242	2,055,082

Other
Compensation and benefits	538,830	557,488
Deferred gain on sale of assets	179,757	179,757
Other non-current liabilities	324,853	354,061

	1,043,440	1,091,306

Minority interest	27,455	23,463

Commitments and contingent liabilities
Shareholders' equity
Preferred stock—no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 1,216,335 and 1,376,987 shares outstanding	54,735	61,964
Common stock—$2.50 par value; 200,000,000 shares authorized; 70,804,612 and 93,575,557 shares outstanding	176,977	232,269
Additional paid-in capital	747,805	1,441,265
Retained earnings	898,283	1,019,679
Accumulated other comprehensive loss	(142,121)	(144,699)

Total shareholders' equity	1,735,679	2,610,478

Total liabilities and shareholders' equity	$6,272,142	$7,637,299

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
 Consolidated Statements of Cash Flows

	Year Ended December 31
	2005	2004	2003
		(thousands)
Cash provided by (used for) operations
Net income (loss)	$(73,762)	$173,058	$8,272
Items in net income (loss) not using (providing) cash
Equity in net income of affiliates	(5,460)	(6,311)	(8,822)
Depreciation, amortization and cost of company timber harvested	151,145	354,982	307,849
Deferred income tax benefit	(5,007)	(15,192)	(5,809)
Minority interest, net of income tax	2,370	3,026	—
Pension and other postretirement benefits expense	25,877	83,261	84,760
Discontinued operations	8,862	36,457	(11,154)
Gain on sales of assets	(410)	(387,218)	—
Non-cash asset write-downs	23,062	1,582	—
Cumulative effect of accounting changes, net of income tax	—	—	8,803
Other	38,384	22,027	23,984
Receivables	47,517	(490,168)	(22,396)
Inventories	32,809	(39,630)	73,299
Accounts payable and accrued liabilities	(142,582)	(15,867)	(58,906)
Current and deferred income taxes	(131,622)	84,623	(38,261)
Pension and other postretirement benefits payments	—	(288,772)	(94,811)
Other assets and liabilities	(28,881)	32,993	57,891

Cash provided by (used for) operations	(57,698)	(451,149)	324,699

Cash provided by (used for) investment
Expenditures for property and equipment	(152,450)	(290,600)	(212,833)
Expenditures for timber and timberlands	—	(7,642)	(10,256)
Investments in affiliates	—	(174,901)	127
Acquisition of businesses and facilities, net of cash acquired	(34,803)	—	(432,571)
Restricted investment	93,259	(113,000)	—
Proceeds from sale of assets	—	2,225,561	—
Discontinued operations	—	(9,388)	6,404
Other	(3,343)	15,078	(24,489)

Cash provided by (used for) investment	(97,337)	1,645,108	(673,618)

Cash provided by (used for) financing
Cash dividends paid
Common stock	(49,817)	(51,874)	(35,001)
Preferred stock	(4,379)	(12,211)	(13,864)

	(54,196)	(64,085)	(48,865)
Short-term borrowings (repayments)	8,266	5,121	(22,812)
Timber notes securitized	—	1,470,000	—
Additions to long-term debt	—	246	735,712
Payments of long-term debt	(206,933)	(1,570,504)	(246,589)
Purchase of Series D preferred	(7,229)	(123,233)	—
Purchase of common shares	(780,417)	—
Proceeds from exercise of stock options	24,747	37,823	8,554
Stock issued for adjustable conversion-rate equity security units	—	172,500	—
Other	453	(4,164)	(17,354)

Cash provided by (used for) financing	(1,015,309)	(76,296)	408,646

Increase (decrease) in cash and cash equivalents	(1,170,344)	1,117,663	59,727
Balance at beginning of the year	1,242,542	124,879	65,152

Balance at end of the year	$72,198	$1,242,542	$124,879

        See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
 Consolidated Statements of Shareholders' Equity

		For the Years Ended December 31, 2003, 2004 and 2005
Common Shares Outstanding		Total Share- holders' Equity	Preferred Stock	Deferred ESOP Benefit	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss
		(thousands, except share amounts)

58,283,719	Balance at December 31, 2002	$1,399,531	$192,628	$(51,448)	$145,709	$474,533	$952,215	$(314,106)

	Comprehensive income
	Net income	8,272	—	—	—	—	8,272	—
	Other comprehensive income, net of tax
	Cumulative foreign currency translation adjustment	65,472	—	—	—	—	—	65,472
	Cash flow hedges	1,887	—	—	—	—	—	1,887
	Minimum pension liability adjustment	52,929	—	—	—	—	—	52,929

	Other comprehensive income	120,288	—	—	—	—	—	120,288

	Comprehensive income	$128,560

	Cash dividends declared
	Common stock	(39,445)	—	—	—	—	(39,445)	—
	Preferred stock	(13,864)	—	—	—	—	(13,864)	—
27,316,955	Stock issued for acquisition	808,172	—	—	68,292	739,880	—	—
1,215,118	Restricted stock	6,461	—	—	—	6,461	—	—
713	Restricted stock vested	—	—	—	2	(2)	—	—
319,139	Stock options exercised	8,554	—	—	798	7,756	—	—
(2,006)	Treasury stock cancellations	(7,378)	(7,326)	—	(5)	(16)	(31)	—
3,668	Other	33,043	—	32,361	9	82	591	—

87,137,306	Balance at December 31, 2003	$2,323,634	$185,302	$(19,087)	$214,805	$1,228,694	$907,738	$(193,818)

	Comprehensive income
	Net income	173,058	—	—	—	—	173,058	—
	Other comprehensive income, net of tax
	Cumulative foreign currency translation adjustment	29,933	—	—	—	—	—	29,933
	Cash flow hedges	159	—	—	—	—	—	159
	Minimum pension liability adjustment	19,027	—	—	—	—	—	19,027

	Other comprehensive income	49,119	—	—	—	—	—	49,119

	Comprehensive income	$222,177

	Cash dividends declared
	Common stock	(52,284)	—	—	—	—	(52,284)	—
	Preferred stock	(12,211)	—	—	—	—	(12,211)	—
5,412,705	Conversion of ACES to common stock	172,500	—	—	13,532	158,968	—	—
(547,275)	Restricted stock	19,579	—	—	—	19,579	—	—
365,787	Restricted stock vested	—	—	—	915	(915)	—	—
1,202,308	Stock options exercised	37,823	—	—	3,006	34,817	—	—
(3,129)	Treasury stock cancellations	(123,437)	(123,338)	—	(8)	(91)	—	—
7,855	Other	22,697	—	19,087	19	213	3,378	—

93,575,557	Balance at December 31, 2004	$2,610,478	$61,964	$—	$232,269	$1,441,265	$1,019,679	$(144,699)

	Comprehensive income (loss)
	Net loss	(73,762)	—	—	—	—	(73,762)	—
	Other comprehensive income, net of tax
	Cumulative foreign currency translation adjustment	(6,037)	—	—	—	—	—	(6,037)
	Minimum pension liability adjustment	8,615	—	—	—	—	—	8,615

	Other comprehensive income	2,578	—	—	—	—	—	2,578

	Comprehensive income (loss)	$(71,184)

	Cash dividends declared
	Common stock	(47,082)	—	—	—	—	(47,082)	—
	Preferred stock	(4,379)	—	—	—	—	(4,379)	—
	Restricted stock	9,184	—	—	—	9,184	—	—
(199,134)	Restricted stock vested	—	—	—	1,134	(1,134)	—	—
883,817	Stock options exercised	26,460	—	—	2,210	24,250	—	—
(23,527,764)	Treasury stock cancellations	(781,181)	—	—	(58,819)	(722,362)	—	—
72,136	Other	(6,617)	(7,229)	—	183	(3,398)	3,827	—

70,804,612	Balance at December 31, 2005	$1,735,679	$54,735	$—	$176,977	$747,805	$898,283	$(142,121)

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Nature of Operations

        OfficeMax Incorporated ("OfficeMax" or the "Company"), which was formerly known as Boise Cascade Corporation, is a leader in both business-to-business and retail office products distribution. The Company provides office supplies and paper, print and document services, technology products and solutions and furniture to large, medium and small businesses, governmental offices, and consumers. OfficeMax customers are serviced by approximately 35,000 associates through direct sales, catalogs, the Internet and a network of retail stores located throughout the United States, Canada, Australia, New Zealand and Mexico. The Company's common stock is traded on the New York Stock Exchange under the ticker symbol OMX. The Company's corporate headquarters is located in Itasca, Illinois, and the OfficeMax website address is www.officemax.com.

        On October 29, 2004, the Company sold substantially all of its paper, forest products and timberland assets for approximately $3.7 billion in cash and other consideration to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC (the "Sale"). With the Sale, the Company completed its transition, begun in the mid-1990s, from a predominantly manufacturing-based company to an independent office products distribution company. In connection with the Sale, Boise Cascade Corporation changed its company name to OfficeMax Incorporated. (See Note 2, Sale of Paper, Forest Products and Timberland Assets for additional information related to the Sale.)

        The Company manages its business using three reportable segments: OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other. Results for periods prior to the Sale include the operations of the Boise Building Solutions and Boise Paper Solutions segments. Substantially all of the assets and operations of these segments were included in the Sale. OfficeMax, Contract markets and sells office supplies and paper, technology products and solutions and office furniture directly to large corporate and government offices, as well as to small and medium-sized offices through field salespeople, outbound telesales, catalogs, the Internet and in some markets office products stores. OfficeMax, Retail markets and sells office supplies and paper, print and document services, technology products and solutions and office furniture to small and medium-sized businesses and consumers through a network of retail stores. Boise Building Solutions manufactured, marketed and distributed various products that are used for construction. Boise Paper Solutions manufactured, marketed and distributed uncoated free sheet papers, containerboard, corrugated containers, and newsprint and market pulp.

Consolidation

        The consolidated financial statements include the accounts of OfficeMax and all majority owned subsidiaries as well as those of variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

        Effective March 11, 2005, the Company amended its bylaws to make its fiscal year-end on the last Saturday in December. Prior to this change, all of the Company's businesses except for its U.S. retail operations had a December 31 fiscal year-end. The U.S. retail operations maintained a fiscal year that ended on the last Saturday in December, which in 2004 was December 25. Fiscal year 2005 ended on December 31, 2005 for all reportable segments and businesses. Accordingly, fiscal year 2005 included 53 weeks for the retail segment. Due primarily to statutory requirements, the

Company's international businesses have maintained their December 31 year-ends. The Company consolidates the calendar year-end results of its international businesses in the fiscal year results.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the Company's financial position, results of operations or cash flows. Significant items subject to such estimates and assumptions include the recognition of vender rebates and allowances, the carrying amount of property, plant and equipment, intangibles and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; store closing reserves and environmental liabilities; valuation of assets held for sale; and assets and obligations related to employee benefits.

Foreign Currency Translation

        Local currencies are considered the functional currencies for the Company's operations outside the United States. Assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date with the related translation adjustments reported in stockholders' equity as a component of accumulated other comprehensive income (loss). Revenues and expenses are translated into U.S. dollars at average monthly exchange rates prevailing during the year. Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are reported in the Consolidated Statements of Income (Loss) in the period they occur.

Derivative Instruments and Hedging Activities

        The Company accounts for derivatives and hedging activities in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities," as amended, which requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge, and on the type of hedging transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying hedged transactions are recognized in earnings, at which time any deferred hedging gains or losses are also recorded in earnings. If a derivative instrument is designated as a fair value hedge, changes in the fair value of the instrument are reported in current earnings and offset the change in fair value of the hedged assets, liabilities or firm commitments. The ineffective portion of an instrument's change in fair value is immediately recognized in earnings. Instruments that do not meet the criteria for hedge accounting and contracts for which the Company has not elected hedge accounting are marked to fair value with unrealized gains or losses reported in earnings.

Revenue Recognition

        Revenue from the sale of products is recognized at the time both title and the risk of ownership are transferred to the customer, which generally occurs upon delivery to the customer or third-party delivery service for contract, catalog and Internet sales, and at the point of sale for retail transactions. Service revenue is recognized as the services are rendered. Revenue is reported less an appropriate provision for returns and net of coupons, rebates and other sales incentives.

        Revenue from transactions in which the Company acts as an agent or broker is reported on a commission basis. Revenue from the sale of extended warranty contracts is reported on a commission basis at the time of sale, except in a limited number of states where state law specifies the Company as the legal obligor. In such states, the revenue from the sale of extended warranty contracts is recorded at the gross amount and recognized ratably over the contract period. The performance obligations and risk of loss associated with extended warranty contracts sold by the Company are assumed by an unrelated third party. Costs associated with these contracts are recognized in the same period as the related revenue.

        Fees for shipping and handling charged to customers in connection with sale transactions are included in sales. Costs related to shipping and handling are included in materials, labor and other operating expenses.

Cash and Cash Equivalents

        Cash and cash equivalents includes short-term debt instruments that have an original maturity of three months or less at the date of purchase.

Accounts Receivable

        Accounts receivable relate primarily to amounts owed by customers for trade sales of products and services and amounts due from vendors under volume purchase rebate, cooperative advertising and various other marketing programs. An allowance for doubtful accounts is recorded to provide for estimated losses resulting from uncollectible accounts, and is the Company's best estimate of the amount of probable credit losses in the Company's existing accounts receivable. Management believes that the Company's exposure to credit risk associated with accounts receivable is limited due to the size and diversity of its customer and vendor base, which extends across many different industries and geographic regions. However, the collectibility of accounts receivable may be adversely impacted by a downturn in the general economy in the U.S.

        The Company has an agreement with a third-party service provider that manages the Company's private label credit card program and directly extends credit to customers.

        The Company has an accounts receivable securitization program under which it sells fractional ownership interests in a defined pool of accounts receivable and retains a subordinated interest and servicing rights to those receivables. The sale of the receivables under this program is accounted for under Financial Accounting Standards Board (FASB) Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". Sold accounts receivable are excluded from receivables in the Company's Consolidated Balance Sheet. The portion of the fractional ownership in the transferred receivables that the Company retains is included in receivables in the Consolidated Balance Sheet. (See Note 11, Sales of Accounts Receivable, for additional information related to the sale of accounts receivable.)

        At December 31, 2005 and 2004, the Company had allowances for doubtful accounts of $22,408 and $25,916, respectively.

Vendor Rebates and Allowances

        The Company participates in various cooperative advertising and other marketing programs with its vendors. The Company also participates in volume purchase rebate programs, some of which provide for tiered rebates based on defined levels of purchase volume. These arrangements enable the Company to receive reimbursement for costs incurred to promote the sale of vendor products, or to earn rebates that reduce the cost of merchandise purchased. Vendor rebates and allowances are accrued as earned. Rebates and allowances received as a result of attaining defined purchase levels are accrued over the incentive period based on the terms of the vendor arrangement and estimates of qualifying purchases during the rebate program period. These estimates are reviewed on a quarterly basis and adjusted for changes in anticipated product sales and expected purchase levels. Volume-based rebates and allowances earned are initially recorded as a reduction in the cost of merchandise inventories and are included in operations (as a reduction in materials, labor and other operating expenses) in the period the related product is sold. Amounts received under other promotional programs are generally event-based and are recognized at the time of the event as a reduction of cost of goods sold or inventory, as appropriate, based on the nature of the promotion and the terms of the vendor agreement. Advertising and other allowances that represent reimbursements of specific, incremental and identifiable costs incurred to promote vendors' products are recorded as a reduction of selling and distribution expenses in the period the expense is incurred.

        Effective January 1, 2003, the Company adopted the guidelines issued by the FASB's Emerging Issues Task Force (the "EITF") in Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor." (See Note 8, Accounting Changes, for information related to the 2003 accounting change for vendor allowances.)

Merchandise Inventories

        Inventories consist of office products merchandise and are stated at the lower of weighted average cost or net realizable value. The Company estimates the realizable value of inventory using assumptions about future demand, market conditions and product obsolescence. If the estimated realizable value is less than cost, the inventory value is reduced to its estimated realizable value.

        Throughout the year, the Company performs physical inventory counts at all locations. For periods subsequent to each location's last physical inventory count, an allowance for estimated shrinkage is provided based on historical shrink results and current business trends.

Property and Equipment

        Property and equipment are recorded at cost. Cost includes expenditures for major improvements and replacements and the net amount of construction period interest cost associated with significant capital additions. Capitalized interest was not significant in any of the periods presented. Gains and losses from sales and retirements of property and equipment are included in other (income) expense, net as they occur.

        The Company calculates depreciation using the straight-line method over the estimated useful lives of the assets or the terms of the related leases. The estimated useful lives of depreciable assets are generally as follows: building and improvements, 5 to 40 years; furniture and equipment, 1.5 to 5 years; and machinery, equipment and delivery trucks, 5 to 10 years. Leasehold improvements are amortized over the lesser of the term of the lease, including any option periods that management believes are probable of exercise, or the estimated lives of the improvements, which generally range from 5 to 15 years. Depreciation on assets used in the Company's sold paper and forest products operations was determined using either the straight-line method or a units-of-production method that approximated straight-line over three to five years.

Long-Lived Asset Impairment

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property, plant, and equipment, capitalized software costs and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill and Intangible Assets

        The Company accounts for goodwill and other indefinite life intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill represents the excess of purchase price and related direct costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually, or more frequently if events and circumstances indicate that the asset might be impaired, using a fair-value-based approach. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141, "Business Combinations". The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company completed its annual assessment in accordance with the provisions of the standard in the first quarters of 2005 and 2004, and concluded there was no impairment. The Company completed an additional assessment of the carrying value of the goodwill in the OfficeMax, Retail segment in the fourth quarter of 2005, in connection with the development of management's plan to close 110 retail stores in 2006, and concluded there was no impairment.

        Intangible assets represent the values assigned to trade names, customer lists and relationships, noncompete agreements and exclusive distribution rights of businesses acquired. Trade name assets have an indefinite life and are not amortized. All other intangible assets are amortized on a straight-line basis over their expected useful lives, which range from three to 20 years. (See Note 13, Goodwill and Intangible Assets for additional information related to goodwill and intangible assets.)

Investments in Affiliates

        Investments in affiliated companies that represent less than 20% ownership are accounted for under the cost method if the Company does not exercise significant influence over the affiliated company. At December 31, 2005, the Company held an investment in Boise Cascade L.L.C., which is accounted for under the cost method. Investments that enable the Company to exercise significant influence over an affiliated company, but do not represent a controlling interest, are accounted for under the equity method; such investments are carried at cost and are adjusted to reflect the Company's proportionate share of income or loss, less dividends received. The Company periodically reviews the recoverability of investments in affiliates. The Company would recognize a loss on these investments if there is a loss in value of an investment which is other than a temporary decline. (See Note 12, Investments in Affiliates for additional information related to the Company's investments in affiliates.)

Capitalized Software Costs

        The Company capitalizes certain costs related to the acquisition and development of internal use software that is expected to benefit future periods in accordance with American Institute of Certified Public Accountants' Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These costs are amortized using the straight-line method over the expected life of the software, which is typically three to five years. Deferred charges in the Consolidated Balance Sheets include unamortized capitalized software costs of $36.7 million and $57.3 million at December 31, 2005 and 2004, respectively. Amortization of capitalized software costs totaled $25.6 million, $25.2 million and $22.7 million in 2005, 2004 and 2003, respectively.

        Software development costs that do not meet the criteria for capitalization are expensed as incurred.

Facility Closure Reserves

        The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically viable. The Company accounts for facility closure costs that are not related to a purchase business combination in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." In accordance with SFAS No. 146, a liability for the cost associated with an exit or disposal activity is accrued at its fair value in the period in which the liability is incurred, except for liabilities for one-time termination benefits that are incurred over time. These costs are included in facility closure reserves on the Consolidated Balance Sheets and include provisions for the present value of future lease obligations, less estimated sublease income. Accretion expense on the discounted liability is recognized over the term of the obligations.

        The closure of certain facilities acquired in the OfficeMax, Inc. acquisition was accounted for in accordance with EITF Issue No. 95-3, "Recognition of Liabilities in Connection With a Purchase Business Combination." The estimated costs to be incurred in closing these facilities were accrued in connection with the acquisition, and did not result in a charge to income in the Company's Consolidated Statement of Income (Loss).

Environmental Matters

        The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," in accounting for landfill closure costs related to the sold paper, forest products and timberland assets. This statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the asset. Accretion expense on the discounted liability is also recognized over the remaining useful life of the asset. At December 31, 2005 and 2004, the asset retirement obligation for estimated closure and closed-site monitoring costs recorded on the Company's Consolidated Balance Sheet was $4.2 million and $0.3 million, respectively. These obligations are related to assets held for sale. (See Note 8, Accounting Changes, for additional information related to the adoption of SFAS No. 143.)

        Under the terms of the Sale, environmental liabilities that relate to the operation of the paper, forest products and timberland assets prior to the closing of the Sale transaction were retained by the Company. These environmental obligations are not within the scope of SFAS No. 143, and the Company accrues for losses associated with these types of environmental remediation obligations when such losses are probable and reasonably estimable according to the guidance in SOP 96-1, "Environmental Remediation Liabilities". The liabilities for environmental obligations are not discounted to their present value. (See Note 21, Legal Proceedings and Contingencies for additional information.)

Self-insurance

        The Company is self-insured for certain losses related to workers' compensation and medical claims as well as general and auto liability. The expected ultimate cost for claims incurred as of the balance sheet date is recognized as a liability in the Consolidated Balance Sheet. The expected ultimate cost of claims is estimated based principally on analysis of historical claim data and actuarial estimates of claims incurred but not reported. Losses are accrued and charged to operations when it is probable that a loss has been incurred and the amount can be reasonably estimated. Accrued self-insurance liabilities are based on claims filed and estimates of claims incurred.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        In determining the quarterly provision for income taxes, the Company uses an estimated annual effective tax rate based on expected annual income and statutory tax rates. The estimated effective tax rate also reflects the Company's assessment of the ultimate outcome of tax audits. Significant or unusual items are recognized in the quarter in which they occur.

        The determination of the Company's provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the timing and amounts of deductible and taxable items.

Stock-Based Compensation

        In 2003, the Company adopted the fair value-based method of accounting for stock-based awards to employees under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," using the prospective method of transition for all employee awards granted on or after January 1, 2003, as permitted in SFAS No.148, "Accounting for Stock-Based Compensation—Transition and Disclosure." As a result, cost related to stock-based employee compensation included in the determination of net income in 2003 is less than the amount that would have been recognized if the fair value-based method had been applied to all awards granted since the original effective date of SFAS No. 123. Included in the Company's Consolidated Statements of Income (Loss) for 2005, 2004 and 2003, is pretax compensation expense of $10.0 million, $25.7 million and $6.9 million, respectively, of which $9.2 million, $25.1 million and $6.5 million related to restricted stock and restricted stock unit awards.

        The following table illustrates the effect on net income (loss) and income (loss) per share if the Company had applied the fair value-based method of accounting for stock-based employee compensation to all outstanding and unvested awards in each period.

	Year Ended December 31
	2005	2004	2003
	(thousands, except per-share amounts)
Reported net income (loss)	$(73,762)	$173,058	$8,272
Add: Total stock-based employee compensation expense included in reported net income (loss), net of related tax effects	6,117	15,703	4,234
Deduct: Total stock-based employee compensation expense determined under the fair value method for all awards, net of related tax effects	(6,117)	(15,703)	(9,280)

Pro forma net income (loss)	(73,762)	173,058	3,226
Preferred dividends	(4,378)	(11,917)	(13,061)

Pro forma net income (loss) applicable to common shareholders	$(78,140)	$161,141	$(9,835)

Basic and diluted income (loss) per common share
Basic
As reported	$(0.99)	$1.85	$(0.08)
Pro forma	(0.99)	1.85	(0.16)
Diluted
As reported	$(0.99)	$1.77	$(0.08)
Pro forma	(0.99)	1.77	(0.16)

        To calculate stock-based employee compensation expense under the fair value method as outlined in SFAS No. 123, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants awarded in 2005, 2004 and 2003: risk-free interest rates of 4.3% in 2005, 3.6% in 2004 and 4.0% in 2003; expected dividends of 60 cents per share for each year; expected lives of 3.4 years in 2005 and 4.3 years in 2004 and 2003; and expected stock price volatility of 28% in 2005 and 40% in 2004 and 2003.

Advertising and Catalog Costs

        Advertising costs are either expensed the first time the advertising takes place or, in the case of direct-response advertising, capitalized and charged to expense in the periods in which the related sales occur. Advertising expense was $276.2 million in 2005, $344.1 million in 2004 and $113.6 million in 2003, and is recorded in selling and distribution expenses in the Consolidated Statements of Income (Loss). Capitalized catalog costs, which are included in other current assets in the Consolidated Balance Sheets, totaled $9.9 million at December 31, 2005, and $11.7 million at December 31, 2004.

Pre-Opening Expenses

        The Company incurs certain non-capital expenses prior to the opening of a store. These pre-opening expenses consist primarily of straight-line rent from the date of possession, store payroll, supplies and grand opening advertising costs and are expensed as incurred and reflected in selling and distribution expenses. In 2005 and 2004, the Company recorded approximately $4.5 million and $1.5 million in pre-opening costs, respectively. Pre-opening costs in 2003 were insignificant.

Leasing Arrangements

        The Company conducts a substantial portion of its business in leased properties. Some of the Company's leases contain escalation clauses and renewal options. In accordance with SFAS No. 13, "Accounting for Leases," as amended by SFAS No. 29, "Determining Contingent Rentals," and FASB Technical Bulletin 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," the Company recognizes rental expense for the leases that contain predetermined fixed escalation clauses on a straight-line basis over the expected term of the lease. The difference between the amounts charged to expense and the contractual minimum lease payment is recorded to other long-term liabilities in the Consolidated Balance Sheets. At December 31, 2005 and 2004, other long-term liabilities included approximately $27.8 million and $14.0 million related to these future escalation clauses.

        The expected term of a lease is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any option or renewal periods management believes are probable of exercise. This expected term is used in the determination of whether a lease is capital or operating and in the calculation of straight-line rent expense. Rent abatements and escalations are considered in the calculation of minimum lease payments in the Company's capital lease tests and in determining straight-line rent expense for operating leases. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor.

Recently Issued or Newly Adopted Accounting Standards

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment," (SFAS No. 123(R)) which addresses the accounting for transactions in which an entity exchanges its equity instruments for goods or services, with a primary focus on exchanges of employee services in share-based payment transactions. This statement is a revision to SFAS No. 123 and supersedes Accounting Principles Board ("APB") Opinion 25 and its related implementation guidance. It eliminates an entity's ability to account for share-based compensation transactions using the intrinsic-value method of accounting prescribed in APB Opinion No. 25, which was permitted under SFAS No. 123, as originally issued. The statement requires entities to recognize compensation expense for awards of equity instruments to employees based on the grant-date fair value of those awards. SFAS No. 123(R) will also require the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow, as required under current guidance. The new requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption, however total cash flow will remain unchanged from that which would have been reported under prior accounting rules.

        SFAS No. 123(R) is effective for fiscal years beginning after June 15, 2005, with early adoption permitted. The Company will implement the new standard beginning with the first quarter of fiscal 2006, using the statement's modified prospective application method. While management is still in the process of determining the impact of applying SFAS No. 123(R), the Company does not expect that the adoption of SFAS No. 123(R) will affect the Company's financial position or have a significant impact on reported income, earnings per share or cash flows. However, depending on the model used to calculate stock-based compensation expense in the future, model assumptions, actual participant forfeitures and certain other requirements of SFAS No. 123(R), the Company's historical level of stock-based compensation expense may not be indicative of the stock-based compensation expense that will be recognized in future financial statements.

        In November 2003, the Emerging Issues Task Force (the "EITF") reached a consensus on EITF Issue No. 03-10, "Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers." The consensus required that consideration received by a reseller from a vendor that is a reimbursement by the vendor for honoring the vendor's sales incentives offered directly to consumers be recorded as revenue, rather than as a reduction of cost of goods sold. The Company adopted EITF Issue No. 03-10 on January 1, 2004, and it did not have a material impact on the Company's consolidated financial position or results of operations.

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51." In December 2003, the FASB issued a revised version of this interpretation, FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities, and interpretation of ARB 51," to clarify some of the provisions of the original interpretation and to exempt certain entities from its requirements. Interpretation No. 46, as revised, required the Company to reclassify its outstanding adjustable conversion-rate equity securities from minority interest to debt in the Consolidated Balance Sheets and to recognize distributions on these securities as interest expense rather than as minority interest, net of income tax in the Consolidated Statements of Income (Loss). As allowed by the revised FASB Interpretation No. 46, prior years' financial statements were reclassified. In all periods presented, there was no net effect on earnings, and the reclassification of these securities to debt did not affect the Company's financial covenants.

        In October 2004, OfficeMax sold its timberlands as part of the Sale. In exchange for the timberlands, the Company received timber installment notes receivable that were credit enhanced with guarantees. In December 2004, the Company completed a securitization transaction and transferred its interest in the timber installment notes receivable to wholly owned bankruptcy remote subsidiaries. Recourse on the securitization notes is limited to the pledged timber installment notes receivable.

        The original entities issuing the credit enhanced timber installment notes to OfficeMax are variable-interest entities (the "VIE's") under the revised Interpretation No. 46R. The holders of the timber installment notes (the bankruptcy remote subsidiaries to which the Company transferred the notes in the securitization) are considered to be the primary beneficiaries, and therefore, the VIE's are required to be consolidated with the wholly owned bankruptcy remote subsidiaries, which are also the issuers of the securitization notes. As a result, the accounts of the bankruptcy remote subsidiaries have been consolidated into those of OfficeMax. The effect of consolidation of these entities is that the securitization transaction is treated as a financing, and both the timber installment notes receivable and the securitization notes payable are reflected in the Company's Consolidated Balance Sheet.

        See Note 8, Accounting Changes, for additional information related to the adoption of SFAS No. 143, "Accounting for Asset Retirement Obligations," SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," and EITF Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor," and their effect on the Company's consolidated financial statements and disclosures.

Reclassifications

        Certain amounts included in the prior years' financial statements have been reclassified to conform with the current year's presentation. These reclassifications did not affect the reported amounts of net income (loss) or earnings (loss) per share.

2.    Sale of Paper, Forest Products and Timberland Assets

        On October 29, 2004, the Company completed the Sale, which included substantially all of the assets of the Boise Building Solutions and Boise Paper Solutions segments. In connection with the Sale, the Company recognized a $280.6 million gain in the Consolidated Statement of Income (Loss). For segment reporting purposes, the gain was included in the Corporate and Other segment.

        The Sale did not include the wood-polymer building materials facility near Elma, Washington. (See Note 3, Discontinued Operations for additional information relating to the Elma Washington facility.) The Company also retained certain other assets and liabilities of the sold paper, forest products and timberland business, including Company-owned life insurance policies, and liabilities such as those associated with retiree pension and other benefits, litigation, and environmental remediation at selected active sites and facilities previously closed.

        In connection with the sale, the Company invested $175 million in securities of affiliates of Boise Cascade, L.L.C. This investment represents continuing involvement as defined in SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and accordingly, the historical results of the sold paper, forest products and timberland assets are not reported as discontinued operations. An additional $180 million of gain realized from the Sale was deferred as a result of the Company's continuing involvement with Boise Cascade, L.L.C. This deferred gain will be recognized in earnings as the Company's investment in affiliates of Boise Cascade, L.L.C. is reduced.

        The Company received cash and other consideration of approximately $3.7 billion from the Sale. Total proceeds to the Company after allowing for the $175 million investment in the securities of affiliates of Boise Cascade, L.L.C and transaction related expenses, were approximately $3.5 billion. The consideration for the timberlands portion of the Sale included $1.6 billion of timber installment notes receivable. In December 2004, the Company completed a securitization transaction and transferred its interest in the timber installment notes receivable to wholly owned bankruptcy remote subsidiaries in exchange for cash proceeds of $1.5 billion. Including the cash received at the closing of the Sale and the proceeds from the securitization of the timber installment notes, and deducting the cash used to pay for the $175 million investment and transaction-related expenses, the Company received a net total of $3.3 billion in cash from the Sale and related transactions. In 2004, the Company used a portion of these proceeds to repurchase and retire outstanding debt, to redeem outstanding Series D preferred stock and to make contributions to the pension plans for active employees who became employees of Boise Cascade, L.L.C. in connection with the Sale. In the second quarter of 2005, the Company used substantially all of the remaining proceeds to repurchase 23.5 million shares of its common stock and the associated common stock purchase rights through a modified Dutch auction tender offer.

3.    Discontinued Operations

        In December 2004, the Company's board of directors authorized management to pursue the divestiture of the facility near Elma, Washington that manufactures integrated wood-polymer building materials. The board of directors and management concluded that the operations of the facility were no longer consistent with the Company's strategic direction. The Company has recorded the facility's assets as held for sale on the Consolidated Balance Sheets and the results of its operations and planned divestiture as discontinued operations.

        In connection with the adoption of the plan to divest the facility, management completed an assessment of the recoverability of the related long-lived assets in accordance with SFAS No. 144, and recorded a pretax charge of $67.8 million ($41.4 million after recognition of an income tax benefit of $26.4 million) to reduce the carrying amount of these assets to their fair value based upon estimated discounted future cash flows. This charge was reflected as loss from write-down of assets within discontinued operations in the Consolidated Statement of Income (Loss) for 2004.

        During 2005, the Company experienced unexpected difficulties in achieving anticipated levels of production at the facility. These issues delayed the process of identifying and qualifying a buyer for the business. While management made substantial progress in addressing the manufacturing issues that caused production to fall below plan, during the fourth quarter of 2005, management concluded that the Company is unable to attract a strategic buyer in the near term and elected to cease operations of the facility during the first quarter of 2006. In connection with this decision, management completed an assessment of the recoverability of the related long-lived assets in accordance with SFAS No. 144, and recorded a pretax charge of $28.2 million ($17.2 million after recognition of an income tax benefit of $11.0 million) that included an impairment charge to reduce the carrying amount of these assets to their estimated fair value based upon estimated discounted future cash flows as well as other closure costs. This charge was reflected as loss from write-down of assets within discontinued operations in the Consolidated Statement of Income (Loss) for 2005. The estimated pretax costs to exit this business total approximately $41 million, including $24 million of non-cash asset write-off and impairment charges, $11 million of lease and contract termination costs and $6 million of other closure and exit costs, including severance.

        The assets and liabilities of the wood-polymer building materials facility near Elma, Washington, are included in current assets ($0.3 million and $24.1 million at December 31, 2005 and 2004, respectively) and current liabilities ($9.8 million and $3.2 million at December 31, 2005 and 2004, respectively) in the Consolidated Balance Sheets. The assets are reported at their estimated fair value less costs to sell and are no longer depreciated.

4.    OfficeMax, Inc. Acquisition

        On December 9, 2003, the Company completed the acquisition of OfficeMax, Inc. (the "Acquisition"), primarily a retail office products distributor, by acquiring 100% of its voting securities in exchange for a combination of cash, Company common stock and the assumption of certain debt. The acquisition was a major step in the Company's transition to an independent office products distribution company. The acquisition was accounted for under the purchase method, and accordingly, the results of operations of OfficeMax, Inc. are included in the Company's consolidated financial statements from the date of the acquisition. The Company changed its name from Boise Cascade Corporation to OfficeMax Incorporated in connection with the sale of the paper, forest products and timberland assets. References to the OfficeMax, Inc. Acquisition and OfficeMax, Inc. Integration herein refer to Boise Cascade Corporation's acquisition of OfficeMax, Inc., and the related integration activities.

        The aggregate consideration paid for the Acquisition was as follows:

(thousands)
Fair value of Company common stock issued to shareholders of OfficeMax, Inc.	$808,172
Cash consideration paid for OfficeMax, Inc. common shares exchanged	486,738
Transaction costs	20,000

1,314,910
Debt assumed	81,627

$1,396,537

        The Company paid OfficeMax, Inc. shareholders $1.3 billion in connection with the acquisition, 60% of which was paid in common stock of the Company (at the time, Boise Cascade Corporation common stock) and 40% of which was paid in cash. The total consideration paid to OfficeMax, Inc. shareholders consisted of $486.7 million in cash and the issuance of 27.3 million shares of Company common stock valued at $808.2 million. The value of the common shares issued was determined based on the average market price of the Company's common shares over a ten-day trading period before the acquisition closed on December 9, 2003.

        The Company allocated the purchase price to the assets acquired and liabilities assumed based upon their estimated fair values, which were determined considering a number of factors, including the use of independent appraisals. The excess of the cost of the acquisition over the fair value of the net assets acquired was recorded as goodwill. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition based on the Company's final purchase price allocations:

December 9, 2003
(thousands)
Current assets	$1,300,543
Property and equipment	315,166
Goodwill	767,930
Intangible assets	187,600
Other assets	123,206

Assets acquired	2,694,445

Current liabilities	1,083,796
Long-term debt	81,627
Other liabilities	214,112

Liabilities assumed	1,379,535

Net assets acquired	$1,314,910

        As a result of the acquisition, goodwill of $694.6 million was recorded in the OfficeMax, Retail segment, and goodwill of $73.3 million was recorded in the OfficeMax, Contract segment. Of the $767.9 million recorded in goodwill, $159.1 million is expected to be deductible for tax purposes.

        The portion of the purchase price allocated to identifiable intangible assets was attributed to the following components:

(thousands)
Trade names	$173,100
Noncompete agreements	12,300
Customer lists and relationships	2,200

$187,600

        The trade name assets have an indefinite life and are not amortized. All other intangible assets are amortized on a straight-line basis over their expected useful lives.

        See Note 13, Goodwill and Intangible Assets for additional information related to goodwill and the purchase price allocation.

        In addition to the intangible assets identified in the table above, a portion of the purchase price was assigned to acquired operating leases that were either above or below market rates at the acquisition date. Relative to market conditions at the date of the acquisition, a portion of the acquired lease portfolio represented favorable operating leases, and a portion represented unfavorable operating leases. The estimated fair value of the favorable leases totaled $98.6 million and, after considering available renewal periods, those leases have an estimated weighted average life of 23 years. The estimated fair value of the unfavorable leases totaled $113.1 million and have an estimated weighted average life of 9 years. The fair value assigned to favorable and unfavorable leases is recorded in other non-current assets and other non-current liabilities in the Consolidated Balance Sheets. Both the favorable and unfavorable leases are amortized on the straight-line basis over their respective weighted average lives; such amortization is included in rent expense.

5.    Integration and Facility Closures

Integration Activities and Facility Closures

        Increased scale as a result of the Acquisition has allowed management to evaluate the Company's combined office products business to determine what opportunities for consolidating operations may be appropriate. Costs associated with the planned closure and consolidation of acquired OfficeMax, Inc. facilities were accounted for under EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," and recognized as liabilities in connection with the acquisition and charged to goodwill. Costs incurred in connection with all other business integration activities have been recognized in the Consolidated Statement of Income (Loss). The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically viable. The Company records a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred, which is either the date the lease termination is communicated to the lessor or the location's cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves on the Consolidated Balance Sheets and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the payments.

        In 2003, as part of a cost reduction program, the Company recorded $10.1 million of employee-related costs, primarily severance. In 2004, the Company revised its initial estimate and recorded a $1.2 million credit as the program was completed.

        Prior to the Acquisition, OfficeMax, Inc. had identified and closed underperforming facilities. As part of our purchase price allocation, the Company recorded $58.7 million of reserves for the estimated fair value of future liabilities associated with these closures. These reserves related primarily to future lease termination costs, net of estimated sublease income. Most of the expenditures for these facilities will be made over the remaining lives of the operating leases.

        In addition to these store closures, at December 31, 2003, the Company identified and closed 45 OfficeMax, Retail facilities that were no longer strategically and economically viable. As a result, the Company recorded a $69.4 million liability in the Consolidated Balance Sheet. During 2004, we identified and closed an additional 11 stores that were no longer strategically or economically viable. All of the above charges were accounted for as exit activities in connection with the acquisition and were not recorded as a charge to income.

        Since the Acquisition, the Company closed 18 U.S. distribution centers and 2 customer service centers. In connection with these closures the Company recorded a charge to income in our Consolidated Statement of Income (Loss) of $29.7 million during 2004.

        In September 2005, the board of directors approved a plan to relocate and consolidate the Company's retail headquarters in Shaker Heights, Ohio and its existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois. The relocation and consolidation process is expected to be completed during the second half of 2006.

        Management expects the total cost of the relocation and consolidation will be approximately $40 to $50 million on a pre-tax basis, and will be recognized in operations during 2005 and 2006. Such charges are expected to require cash outlays of $15 to $20 million for severance, retention and other employee costs, and approximately $10 to $15 million for contract termination and other closure costs. Non-cash charges for accelerated depreciation of facilities and leasehold improvements are expected to total $10 to $15 million during 2005 and 2006. These estimated costs do not include expected future expenses for personnel training, recruiting and relocation or the potential savings from these actions due to expected efficiencies and tax incentives.

        The Company recorded charges totaling $25.0 million during the third and fourth quarters of 2005 related to the headquarters relocation and consolidation in the Corporate and Other segment.

        Also in 2005, the Company recorded charges to income of $23.2 million for the write-down of impaired assets related to underperforming retail stores and the restructuring of its Canadian operations.

        At December 31, 2005, approximately $60.4 million of the reserve liability was included in accrued liabilities, other, and $53.3 million was included in other long-term liabilities. Integration and facility closure reserve account activity during 2005, 2004 and 2003 was as follows:

	Lease\ Contract Terminations	Severance\ Retention	Asset Write-off & Impairment	Other	Total
	(thousands)
Charges to income	$—	$10,114	$—	$—	$10,114
Charges to goodwill	126,922	794	—	412	128,128
Credits to income	—	—	—	—	—
Cash payments	—	(7,814)	—	—	(7,814)
Non-cash charges	—	—	—	—	—
Accretion	—	—	—	—	—

Balance at December 31, 2003	$126,922	$3,094	$—	$412	$130,428
Charges to income	1,043	7,539	1,582	19,581	29,745
Charges to goodwill	11,245	4,653	—	—	15,898
Credits to income	—	(1,228)	—	—	(1,228)
Cash payments	(26,503)	(7,416)	—	(19,584)	(53,503)
Non-cash charges	—	—	(1,582)	—	(1,582)
Accretion	3,683	—	—	—	3,683

Balance at December 31, 2004	$116,390	$6,642	$—	$409	$123,441
Charges to income	547	21,214	23,062	3,565	48,388
Charges to goodwill	—	—	—	—	—
Credits to income	—	—	—	—	—
Cash payments	(28,872)	(6,354)	—	(3,235)	(38,461)
Non-cash charges	—	—	(23,062)	—	(23,062)
Accretion	3,390	—	—	—	3,390

Balance at December 31, 2005	$91,455	$21,502	$—	$739	$113,696

6.    Net Income (Loss) Per Common Share

        Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by the weighted average number shares outstanding. In 2005 and 2003, the computation of diluted net loss per share was antidilutive; therefore, the amounts reported for basic and diluted loss were the same.

	Year Ended December 31
	2005		2004		2003
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(thousands, except per-share amounts)
Basic
Income (loss) from continuing operations before cumulative effect of accounting changes	$(41,212)	$(41,212)	$234,125	$234,125	$35,380	$35,380
Preferred dividends(a)	(4,378)	(4,378)	(11,917)	—	(13,061)	(13,061)
Supplemental ESOP contribution	—	—	—	(10,833)	—	—

Income (loss) before discontinued operations and cumulative effect of accounting changes	(45,590)	(45,590)	222,208	223,292	22,319	22,319
Loss from discontinued operations	(32,550)	(32,550)	(61,067)	(61,067)	(18,305)	(18,305)
Cumulative effect of accounting changes, net of income tax	—	—	—	—	(8,803)	(8,803)

Income (loss)	$(78,140)	$(78,140)	$161,141	$162,225	$(4,789)	$(4,789)

Average shares used to determine basic income (loss) per common share	78,745	78,745	86,917	86,917	60,093	60,093

Restricted stock, stock options and other		—		1,857		—
Series D Convertible Preferred Stock		—		2,880		—

Average shares used to determine diluted income (loss) per common share(b)(c)		78,745		91,654		60,093

Income (loss) per common share:
Continuing operations	$(0.58)	$(0.58)	$2.55	$2.44	$0.37	$0.37
Discontinued operations	(0.41)	(0.41)	(0.70)	(0.67)	(0.30)	(0.30)
Cumulative effect of accounting changes, net of income tax	—	—	—	—	(0.15)	(0.15)

	$(0.99)	$(0.99)	$1.85	$1.77	$(0.08)	$(0.08)

(a)
The 2004 and 2003 dividend attributable to the Series D Convertible Preferred Stock held by the Company's employee stock ownership plan (ESOP) are net of a tax benefit.

(b)
Adjustments totaling $2.1 million in 2005 and $1.2 million in 2003, which would have reduced the basic loss to arrive at the diluted loss, were excluded because their effect on the calculation of the diluted loss per share was antidilutive. Also in 2005 and 2003, potentially dilutive common shares of 1.2 million and 4.1 million, respectively, were excluded from the calculation of average diluted shares outstanding because their effect was antidilutive.

(c)
Options to purchase 3.8 million, 3.7 million and 7.3 million shares of common stock were outstanding during 2005, 2004 and 2003, respectively, but were not included in the computation of diluted income (loss) per share because the exercise prices of the options were greater than the average market price of the common shares for the period. On

  December 16, 2004, investors fulfilled their purchase contracts related to the Company's adjustable conversion-rate equity security units and received 5,412,705 shares of common stock. These shares are included in the calculation of weighted average shares outstanding for the period in 2004 during which they were outstanding. Forward contracts to purchase 5.4 million shares of common stock were outstanding during 2003, but were not included in the computation of diluted income (loss) per share because the securities were not dilutive under the treasury stock method. These forward contracts were related to the Company's adjustable conversion-rate equity security units referred to above.

7.    Other (Income) Expense, Net

        The components of other (income) expense, net in the Consolidated Statements of Income (Loss) are as follows:

	Year Ended December 31
	2005	2004	2003
	(thousands)
Gain on sale of interest in Voyageur Panel (Note 12)	$—	$(46,498)	$—
Gain on sale of Louisiana timberlands(a)	—	(59,915)	—
Integration and facility closure costs (Note 5)	48,178	8,936	10,114
Loss on sale and write-down of Yakima assets(b)	—	7,123	14,699
Costs incidental to the Sale (Note 2)	—	18,916	—
Gains on sales of other timberlands	—	(15,059)	(9,637)
Legal settlement(c)	9,800	—	—
Other, net	1,527	2,757	20,610

	$59,505	$(83,740)	$35,786

(a)
In March 2004, the Company sold approximately 79,000 acres of timberland in western Louisiana for $84 million in cash and recognized a $59.9 million pretax gain in the Consolidated Statement of Income (Loss) for 2004.

(b)
In February 2004, the Company completed the sale of its plywood and lumber facilities in Yakima, Washington. In connection with the sale, the Company recorded $7.1 million of costs in other (income) expense, net in the Consolidated Statement of Income for 2004. The sale also resulted in a $7.4 million reduction in the LIFO inventory reserve, the effect of which was reflected in materials, labor and other operating expenses in 2004. In 2003, the Company recorded a $14.7 million pretax charge to write down impaired assets at these facilities.

(c)
Legal settlement with the Department of Justice.

8.    Accounting Changes

Asset Retirement Obligations

        Effective January 2003, the Company adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," in accounting for landfill closure and closed-site monitoring costs related to the sold paper, forest products and timberland assets. This statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated over the remaining estimated useful life of the asset. Accretion expense on the discounted liability is also recognized over the remaining useful life of the asset. Previously, the Company accrued for estimated closure costs over the life of the landfill and expensed monitoring costs as incurred. In January 2003, the Company recorded a one-time after-tax charge of $4.1 million, or $0.07 per diluted share, as a cumulative-effect adjustment to record the effect of initially applying this statement.

Stock-Based Compensation

        In 2003, the Company adopted the fair value-based method of accounting for stock-based awards to employees under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," using the prospective method of transition for all employee awards granted on or after January 1, 2003, as permitted in SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." Prior to 2003, the Company accounted for its stock-based employee compensation plans under the recognition and measurement provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations. Under APB Opinion No. 25, the cost for stock-based awards was measured as the excess of the market value of the underlying common stock at the time of grant over the amount that the employee was required to pay upon exercise. Because the Company's stock option awards were generally granted with exercise prices that were equal to the market value of the underlying stock as of the date of grant, no significant compensation expense related to stock options was recognized under the provisions of APB No. 25. The adoption of SFAS No. 123 did not materially affect the Company's financial position or results of operations.

Vendor Rebates and Allowances

        The Company participates in various cooperative advertising and other marketing programs with its vendors. The Company also participates in volume purchase rebate programs, some of which provide for tiered rebates based on defined levels of purchase volume. These arrangements enable the Company to receive reimbursement for costs incurred to promote the sale of vendor products, or to earn rebates that reduce the cost of merchandise purchased. Effective January 1, 2003, the Company adopted the guidelines issued by the FASB's Emerging Issues Task Force (the "EITF") in Issue No. 02-16, "Accounting by a Customer (Including a Reseller) for Certain Consideration Received From a Vendor." Under EITF Issue No. 02-16, consideration received from a vendor is presumed to be a reduction of the cost of the vendor's products or services, unless it is for a specific, incremental and identifiable cost to sell the product. Accordingly, volume-based rebates and allowances are accrued as earned over the incentive period and are initially recorded as a reduction in the cost of merchandise inventories, and are included in operations (as a reduction in materials, labor and other operating expenses) in the period the related product is sold. Amounts received under other event-based promotional programs are recognized at the time of the event as a reduction of cost of goods sold or inventory, as appropriate, based on the nature of the promotion and the terms of the vendor agreement. The adoption of EITF 02-16 resulted in a non-cash, after-tax charge of $4.7 million, or $0.08 per diluted share, in 2003.

9.    Income Taxes

        Income tax (provision) benefit attributable to income (loss) from continuing operations as shown in the Consolidated Statements of Income (Loss) includes the following components:

	Year Ended December 31
	2005	2004	2003
	(thousands)
Current income tax (provision) benefit
Federal	$28,908	$(124,944)	$—
State	(14,629)	(7,933)	3,043
Foreign	(20,512)	(24,606)	(22,712)

	(6,233)	(157,483)	(19,669)
Deferred income tax (provision) benefit
Federal	22,646	21,350	4,316
State	(23,331)	(10,595)	(3,250)
Foreign	5,692	4,437	4,743

	5,007	15,192	5,809

	$(1,226)	$(142,291)	$(13,860)

        Income tax benefit attributable to loss from discontinued operations was $20.1 million, $38.9 million and $11.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.

        During 2005, 2004 and 2003, the Company made cash payments for income taxes, net of refunds received, of $134.1 million, $36.6 million and $22.5 million, respectively.

        The income tax (provision) benefit attributable to income (loss) from continuing operations for the years ended December 31, 2005, 2004 and 2003 differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 35% to pretax income (loss) from continuing operations as a result of the following:

	Year Ended December 31
	2005	2004	2003
	(thousands)
Tax (provision) benefit at statutory rate	$13,166	$(132,805)	$(17,234)
State taxes, net of federal effect	(5,532)	(12,043)	(136)
Foreign tax provision differential	(2,883)	(6,905)	(8,522)
Basis difference in investments disposed of	14,867	7,000	—
Nondeductible compensation	(4,268)	—	—
State NOL valuation allowance	(21,533)	—	—
Change in contingency liability	(4,607)	—	—
Tax settlement, net of other charges	12,462	—	2,924
ESOP dividend deduction	1,489	2,911	4,120
Other, net	(4,387)	(449)	4,988

	$(1,226)	$(142,291)	$(13,860)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31
	2005	2004
	(thousands)
Current deferred tax assets (liabilities) attributable to
Accrued expenses	41,157	42,815
Allowances for receivables	18,410	23,546
Compensation and benefits	13,473	31,275
Inventory	10,290	38,953
Other temporary differences	19,922	168
Contingency reserves	2,568	943

Total current net deferred tax assets	$105,820	$137,700

Noncurrent deferred tax assets (liabilities) attributable to
Deferred gain(a)	(473,838)	(457,705)
Alternative minimum tax and other credit carryforwards	234,222	213,017
Compensation and benefits	158,853	165,222
Net operating loss carryforwards	110,788	59,671
Contingency reserves	57,851	86,902
Investments	22,852	(1,569)
Goodwill	(31,060)	(31,887)
Other non-current liabilities	2,091	22,240
Undistributed earnings	(4,689)	—
Foreign deferred liabilities (net)	(4,682)	(4,445)
Deferred charges	3,056	(10,922)
Property and equipment	1,890	(17,100)
Other temporary differences	429	10,038

	77,763	33,462
Less: Valuation allowance	(21,533)	—

Total noncurrent net deferred tax assets	$56,230	$33,462

(a)
Includes $543.8 million related to the gain on the sale of the Company's timberlands to affiliates of Boise Cascade L.L.C. that was deferred until 2019 for tax purposes.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will realize the benefits of these deductible differences, except for certain state net operating losses as noted below. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

        The Company has established a valuation allowance of $21.5 million related to net operating loss carryforwards in jurisdictions where the Company has substantially reduced operations because management believes it is more likely than not that these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. Periodically, the valuation allowance is reviewed and adjusted based on management's assessments of realizable deferred tax assets.

        At December 31, 2005, the Company has a deferred tax asset related to net operating loss carryforwards for Federal income tax purposes of $65.9 million. These net operating loss carryforwards are available to offset future Federal taxable income, if any, through 2025. In addition, the Company has alternative minimum tax credit carryforwards of approximately $221.6 million, which are available to reduce future Federal regular income taxes, if any, over an indefinite period and foreign tax credit carryforwards of $9.5 million with an expiration date of 2014. The Company also has deferred tax assets related to various state net operating losses of $23.4 million, net of the valuation allowance, that expire between 2005 and 2025.

        Pretax income (loss) related to continuing operations from domestic and foreign sources is as follows:

	Year Ended December 31
	2005	2004	2003
	(thousands)
Domestic	$(65,073)	$340,484	$11,580
Foreign	27,457	38,958	37,660

Total pretax income	$(37,616)	$379,442	$49,240

        As of December 31, 2005, the Company had undistributed earnings and profits of foreign operations of approximately $243 million. The Company has not provided any income tax for jurisdictions in which it has determined that it has permanently reinvested its earnings. During 2005, the Company provided for $4.7 million in Federal income taxes related to the anticipated repatriation of earnings related to its investment in a Mexican joint venture.

        The Company has established, and periodically reviews, an estimated contingent tax liability to provide for the possibility of unfavorable outcomes in tax matters. Contingent tax liabilities totaled $66.7 million as of December 31, 2005, and are included in other noncurrent liabilities in the Consolidated Balance Sheet. These liabilities are provided for when considered probable and estimable, consistent with the requirements of SFAS No. 5, "Accounting for Contingencies."

10.    Leases

        The Company leases its retail stores as well as other property and equipment under operating leases. These leases are noncancelable and generally contain multiple renewal options for periods ranging from three to five years, and require the Company to pay all executory costs such as maintenance and insurance. Rental payments include minimum rentals plus, in some cases, contingent rentals based on a percentage of sales above specified minimums. Rental expense for operating leases included the following components:

	Year Ended December 31
	2005	2004	2003
	(thousands)
Minimum rentals	$365,880	$371,959	$77,038
Contingent rentals	752	1,036	3,222
Sublease rentals	(2,021)	(3,007)	(1,415)

	$364,611	$369,988	$78,845

        For operating leases with remaining terms of more than one year, the minimum lease payment requirements are: $361.0 million for 2006, $315.1 million for 2007, $284.3 million for 2008, $255.4 million for 2009, $229.5 million for 2010 and $762.3 million thereafter. These minimum lease payments do not include contingent rental payments that may be due based on a percentage of sales in excess of stipulated amounts. These future minimum lease payment requirements also have not been reduced by $68.4 million of minimum sublease rentals due in the future under noncancelable subleases.

        The Company capitalizes lease obligations for which it assumes substantially all property rights and risks of ownership. The Company did not have any material capital leases during any of the periods presented.

11.    Sales of Accounts Receivable

        On June 20, 2005, the Company entered into a Third Amended and Restated Receivables Sale Agreement with a group of lenders. The agreement allows the Company to sell, on a revolving basis, an undivided interest in a defined pool of receivables while retaining a subordinated interest in a portion of the receivables. The amount of available proceeds under the program is limited to $200 million, and is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables. The receivables sale agreement will expire on June 19, 2006.

        The eligible receivables are sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. The Company continues servicing the sold receivables and charges the third party conduits a monthly servicing fee at market rates. The program qualifies for sale treatment under SFAS 140. At December 31, 2005 and 2004, $163.0 million and $120.0 million of sold accounts receivable were excluded from receivables in the accompanying Consolidated Balance Sheets. The Company's subordinated retained interest in the transferred receivables was $73.3 million at December 31, 2005. Expenses associated with the securitization program totaled $5.5 million, $4.2 million and $3.3 million, in 2005, 2004 and 2003, respectively. These expenses relate primarily to the loss on sale of receivables and discount on retained interests, facility fees and professional fees associated with the program, and are included in the Consolidated Statements of Income (Loss).

12.    Investments in Affiliates

Boise Cascade, L.L.C., and Affiliates

        In connection with the Sale, the Company invested $175 million in the equity units of affiliates of Boise Cascade, L.L.C. A portion (approximately $66 million) of the equity units received in exchange for the Company's investment carry no voting rights. This investment is accounted for under the cost method as the Company has less than a 20 percent voting interest in Boise Cascade L.L.C. and does not have the ability to significantly influence its operating and financial policies. This investment is included in investment in affiliates in the Consolidated Balance Sheet. The Company has determined that it is not practicable to estimate the fair value of this investment. However, the Company did not observe any events or changes in circumstances that would have had a significant adverse effect on the fair value of the investment.

        The Boise Cascade L.L.C. non-voting equity units accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of any June and December. The Company recognized dividend income on this investment of $5.5 million in 2005 and $0.9 million in 2004.

Voyageur Panel

        In May 2004, the Company sold its 47 percent joint venture interest in Voyageur Panel, which owned and operated an oriented strand board plant in Barwick, Ontario, Canada, to Ainsworth Lumber Co. Ltd. for $91.2 million in cash. The Company recognized a $46.5 million pretax gain ($28.4 million after tax) on the transaction, which is included in other (income) expense, net in the Consolidated Statement of Income (Loss) for 2004, and reported in the Boise Building Solutions segment.

        Prior to the sale, the Company accounted for this joint venture interest under the equity method. Accordingly, segment results do not include the sales of Voyageur Panel, but do include $6.3 million and $8.7 million of equity in earnings from this investment for 2004 and 2003, respectively.

        Under the terms of an agreement with Voyageur Panel, the Company operated the plant and marketed its product in exchange for a management fee and sales commissions. During 2004 and 2003, Voyageur Panel paid $2.1 million and $3.7 million, respectively, in sales commissions to the Company. In addition, Voyager Panel paid management fees to the Company of $0.4 million in 2004 and $1.1 million in 2003.

13.    Goodwill and Intangible Assets

Goodwill

        Changes in the carrying amount of goodwill by segment are as follows:

	OfficeMax, Contract	OfficeMax, Retail	Boise Building Solutions	Total
	(thousands)
Balance at December 31, 2003	$487,997	$607,656	$11,639	$1,107,292
Effect of foreign currency translation	14,116	—	—	14,116
Purchase price adjustments	3,803	51,744	—	55,547
Sale of assets	—	—	(11,639)	(11,639)

Balance at December 31, 2004	505,916	659,400	—	1,165,316
Effect of foreign currency translation	(4,188)	—	—	(4,188)
Businesses acquired	22,461	—	—	22,461
Purchase price adjustments	(652)	35,263	—	34,611

Balance at December 31, 2005	$523,537	$694,663	$—	$1,218,200

        The initial OfficeMax, Inc. purchase price allocation was revised during 2004 as additional information related to the fair values of the assets acquired and liabilities assumed became available. These revisions were primarily related to accruals for estimated costs associated with retail store closures and the consolidation of the Company's distribution center network and customer service centers, and adjustments to the initial estimates of the fair value of assets acquired and liabilities assumed. During 2005, the Company filed the remaining tax returns related to the pre-acquisition operations of OfficeMax, Inc. and adjusted goodwill to reflect the true-up of deferred tax assets and liabilities related to the acquired net assets.

Acquired Intangible Assets

        Intangible assets represent the values assigned to trade names, customer lists and relationships, noncompete agreements and exclusive distribution rights of businesses acquired. The trade name assets have an indefinite life and are not amortized. All other intangible assets are amortized on a straight-line basis over their expected useful lives. Customer lists and relationships are amortized over three to 20 years, noncompete agreements over their terms, which are generally three to five years, and exclusive distribution rights over ten years. Intangible assets consisted of the following:

	Year Ended December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,100	$—	$173,100
Customer lists and relationships	36,438	(13,438)	23,000
Noncompete agreements	12,852	(5,577)	7,275
Exclusive distribution rights	3,508	(1,651)	1,857

	$225,898	$(20,666)	$205,232

	Year Ended December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,100	$—	$173,100
Customer lists and relationships	34,771	(10,036)	24,735
Noncompete agreements	12,680	(2,921)	9,759
Exclusive distribution rights	3,689	(1,325)	2,364

	$224,240	$(14,282)	$209,958

        Intangible asset amortization expense totaled $6.8 million in 2005, $5.8 million in 2004 and $3.1 million in 2003. The estimated amortization expense is $6.8 million, $6.7 million, $4.6 million, $1.5 million and $1.4 million in 2006, 2007, 2008, 2009 and 2010, respectively.

        During the first quarter of 2005 and 2004, the Company evaluated the remaining useful lives of finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary. Based on this review, management determined that no adjustments to the useful lives of finite-lived purchased intangible assets were necessary.

14.    Timber Notes Receivable

        In October 2004, OfficeMax sold its timberlands as part of the Sale. In exchange for the timberlands, the Company received timber installment notes receivable in the amount of $1,635 million, which were credit enhanced with guarantees. The guarantees were issued by highly-rated financial institutions and were secured by the pledge of underlying collateral notes issued by the credit enhancement banks. The timber installment notes receivable are 15-year non-amortizing. There are two notes that total $817.5 million bearing interest at 4.982% and a third note in the amount of $817.5 million bearing interest at 5.112%. Interest earned on all of the notes is received semiannually. See sub-caption "Timber Notes" in Note 15, Debt, for additional information concerning a securitization transaction involving the timber installment notes receivable.

15.    Debt

Long-Term Debt

        Long-term debt, almost all of which is unsecured, consists of the following:

	December 31
	2005	2004
	(thousands)
7.05% notes, due in 2005	$—	$43,972
7.50% notes, due in 2008	29,601	29,656
9.45% debentures, due in 2009	35,764	35,707
6.50% notes, due in 2010	13,680	13,680
7.00% notes, due in 2013	19,100	106,393
7.35% debentures, due in 2016	17,966	17,967
Medium-term notes, Series A, with interest rates averaging 7.8% and 7.7%, due in varying amounts annually through 2013	121,000	172,145
Revenue bonds, with interest rates averaging 6.4% and 6.4%, due in varying amounts annually through 2029	189,930	200,815
American & Foreign Power Company Inc. 5% debentures, due in 2030	18,469	18,526
Other indebtedness, with interest rates averaging 7.1% and 5.5%, due in varying amounts annually through 2017	31,044	44,738

	476,554	683,599
Less unamortized discount	664	779
Less current portion	68,648	97,738

	407,242	585,082
5.42% timber notes, due in 2019	735,000	735,000
5.54% timber notes, due in 2019	735,000	735,000

	$1,877,242	$2,055,082

        In 2004, the Company repaid approximately $1.6 billion of outstanding debt, primarily with the proceeds from the Sale, and expensed $137.1 million of costs related to the early retirement of debt. In 2005, the Company expensed an additional $14.4 million of costs related to the early retirement of debt and repaid an additional $198.7 million of outstanding debt.

Scheduled Debt Maturities

        The scheduled payments of long-term debt are $68.6 million in 2006, $25.4 million in 2007, $34.6 million in 2008, $50.9 million in 2009 and $15.7 million in 2010 and $281.4 million thereafter.

Credit Agreements

        On June 24, 2005, the Company entered into a loan and security agreement for a new revolving credit facility. The new revolver replaces the Company's previous revolving credit facility, which was scheduled to expire on June 30, 2005. The revolving credit facility permits the Company to borrow up to the maximum aggregate borrowing amount, which is equal to the lesser of (i) a percentage of the value of certain eligible inventory less certain reserves or (ii) $500 million. Letters of credit, which may be issued under the revolver up to a maximum of $100 million, reduce available borrowing capacity under the revolving credit facility. There were $18.7 million in borrowings outstanding under the new revolver as of December 31, 2005. Borrowings under the revolver are classified as current liabilities as the Company plans to repay them on a short-term basis. The minimum and maximum amounts outstanding under the revolving credit facility were zero and $101.0 million, respectively, during the year ended December 31, 2005, and $6.2 million and $493.7 million, respectively, during the year ended December 31, 2004. The average amounts outstanding under the revolving credit facility during the years ended December 31, 2005 and 2004 were $30.3 million and $82.8 million, respectively. The weighted average annual interest rates under the revolving credit facility were 6.6% in 2005 and 2.8% in 2004. Letters of credit issued under the revolver totaled $89.6 million as of December 31, 2005. As of December 31, 2005, the maximum aggregate borrowing amount available under the revolver was $500.0 million.

        Borrowings under the revolver bear interest at rates based on either the prime rate or the London Interbank Offered Rate ("LIBOR"). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolver depending on the level of average excess availability. For borrowings outstanding under the new revolver during the year ended December 31, 2005, the weighted average interest rate was equal to 6.6%. Fees on letters of credit issued under the revolver were charged at a weighted average rate of 1.125%. In addition, the Company is also charged an unused line fee of 0.25 percent on the amount by which the maximum available credit of $500 million exceeds the average daily outstanding borrowings and letters of credit.

        Borrowings under the revolver are secured by a lien on substantially all inventory and related proceeds. The revolving loan and security agreement contains customary conditions to borrowing including a monthly calculation of excess borrowing availability and reporting compliance. Covenants in the revolver agreement restrict the amount of letters of credit that may be issued, dividend distributions and other uses of cash if excess availability is less than $75 million. At December 31, 2005, excess availability under the revolver totaled $391.7 million and the Company was in compliance with all covenants under the revolver agreement. The revolver expires on June 24, 2010.

        The Company's previous revolving credit facility was entered into in March 2002, and permitted borrowings of as much as $560 million at variable interest rates based on either LIBOR or the prime rate. There were no outstanding borrowings under this agreement at December 31, 2004.

        In December 2003, the Company entered into a 19-month, unsecured credit agreement with a group of major financial institutions. Under the agreement, the Company borrowed $150 million at variable interest rates based on either the LIBOR or the prime rate. Borrowings under this credit agreement were paid in full on October 29, 2004, with a portion of the proceeds from the Sale.

        Other short-term borrowings consist of notes payable and totaled $10.3 million at December 31, 2004.

Timber Notes

        In October 2004, the Company sold its timberlands as part of the Sale and received credit-enhanced timber installment notes receivable in the amount of $1,635 million. (See Note 14, Timber Notes Receivable.) In December 2004, the Company completed a securitization transaction in which its interest in the timber installment notes receivable and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries that were designated to be qualifying special purpose entities (the "OMXQs"). The OMXQs pledged the timber installment notes receivable and related guarantees and issued securitization notes in the amount of $1,470 million. Recourse on the securitization notes is limited to the pledged timber installment notes receivable. The securitization notes are 15-year non-amortizing, and were issued in two equal $735 million tranches paying interest of 5.42% and 5.54%, respectively.

        As a result of these transactions, OfficeMax received $1,470 million in cash from the OMXQ's, and over 15 years will earn approximately $82.5 million per year in interest income on the timber installment notes receivable and incur interest expense of approximately $80.5 million on the securitization notes. The pledged timber installment notes receivable and nonrecourse securitization notes will mature in 2020 and 2019, respectively. The securitization notes have an initial term that is approximately three months shorter than the installment notes. The Company expects to refinance its ownership of the installment notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the securitization notes to the maturity of the installment notes.

        The guidance related to the accounting for the securitization transactions is complex and open to interpretation. The original entities issuing the credit enhanced timber installment notes are variable-interest entities (the "VIE's") under FASB Interpretation 46R, "Consolidation of Variable Interest Entities". The holders of the timber installment notes (the OMXQs, the bankruptcy remote subsidiaries to which the Company transferred the notes in the securitization) are considered to be the primary beneficiary, and therefore, the VIE's are required to be consolidated with the OMXQ's, which are also the issuers of the securitization notes. Although the Company believes an argument can be made that the consolidation of the VIE's as a result of this transaction does not disqualify the OMXQ's from being qualified special purpose entities as described in SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," management has concluded that consolidating the VIE's does disqualify the OMXQ's from meeting this guidance. As a result, the accounts of the OMXQ's have been consolidated into those of their ultimate parent, OfficeMax. The effect of the Company's consolidation of the OMXQs is that the securitization transaction is treated as a financing, and both the timber notes receivable and the securitization notes payable are reflected in the Consolidated Balance Sheet.

Note Agreements

        In August 2003, the Company issued $50 million of 7.45% medium-term notes due in 2011. The proceeds of the notes were used for general corporate purposes. On November 5, 2004, the Company purchased $49.6 million of these notes pursuant to a tender offer.

        In October 2003, the Company issued $300 million of 6.50% senior notes due in 2010 and $200 million of 7.00% senior notes due in 2013. Net proceeds from the senior notes were used to repay then outstanding borrowings under the Company's revolving credit agreement, to provide cash for the OfficeMax, Inc. acquisition and for other general corporate purposes. The Company paid approximately $9.1 million in fees and expenses associated with the senior notes transaction. The fees are being amortized over the terms of the senior notes. At the time of issuance, the senior note indentures contained a number of restrictive covenants, substantially all of which have been eliminated through the execution of supplemental indentures as described below. On November 5, 2004, the Company repurchased approximately $286.3 million of the 6.50% senior notes and received the requisite consents to adopt amendments to the indenture pursuant to a tender offer for these securities. As a result, the Company and the trustee executed a supplemental indenture that eliminated substantially all of the restrictive covenants, certain events of default and related provisions, and replaced them with the covenants contained in the Company's other public debt. Those covenants include a limitation on mergers and similar transactions, a restriction on secured transactions involving Principal Properties, as defined, and a restriction on sale and leaseback transactions involving Principal Properties.

        On December 23, 2004, both Moody's Investors Service, Inc., and Standard & Poor's Rating Services upgraded the credit rating on the Company's 7.00% senior notes to investment grade. The upgrades were the result of actions the Company took to collateralize the notes by granting the note holders a security interest in $113 million in principal amount of General Electric Capital and Bank of America Corp. notes maturing in 2008 (the "pledged instruments"). These pledged instruments are reflected as restricted investments in the Consolidated Balance Sheet. As a result of these ratings upgrades, the original 7.00% senior note covenants have been replaced with the covenants found in the Company's other public debt. During the first quarter of 2005, the Company purchased and cancelled $87.3 million of the 7.00% senior notes. As a result, $92.8 million of the pledged instruments were released from the security interest granted to the 7.00% senior note holders, and were sold during the second quarter of 2005. The remaining pledged instruments continue to be subject to the security interest, and are reflected as restricted investments in the Consolidated Balance Sheet at December 31, 2005.

Adjustable Conversion-Rate Equity Securities (ACES)

        In December 2001, the Company issued 3,450,000 7.50% adjustable conversion-rate equity security units (ACES) to the public at an aggregate offering price of $172.5 million. The units traded on the New York Stock Exchange under the ticker symbol BEP. At the time of issuance, there were two components of each unit. Investors received a preferred security issued by Boise Cascade Trust I (the "Trust"), a statutory business trust whose common securities were owned by the Company, with a liquidation amount of $50. These preferred securities were mandatorily redeemable in December 2006. Investors also entered into a contract to purchase, for $50, common shares of the Company, subject to a collar arrangement. The Trust used the proceeds from the offering to purchase debentures issued by Boise Cascade Corporation (now OfficeMax Incorporated). These debentures were 7.50% senior, unsecured obligations and had a scheduled maturity in December 2006.

        On September 16, 2004, the Company dissolved the Trust and distributed the debentures to the unit holders in exchange for their preferred securities. Also on that date, the remarketing of $144.5 million of these debentures was completed. In connection with the remarketing, the interest rate on the debentures was reset to 2.75% over the average of the rates for three-month LIBOR. The reset interest rate on the debentures was 4.62% per annum. On November 5, 2004, the Company repurchased $144.5 million of these debentures pursuant to an offer to purchase these securities; open market purchases of an additional $15.2 million of the debentures were made in December 2004. As of December 31, 2004, $12.8 million of the debentures were outstanding. The remaining debentures were repurchased in 2005.

        On December 16, 2004, holders of the adjustable conversion-rate equity security units received 1.5689 of the Company's common shares upon settlement of each purchase contract resulting in the issuance of a total of 5,412,705 common shares. The Company received $50 per unit, or $172.5 million in aggregate proceeds, as a result of the settlement of the purchase contracts.

Other

        During 2003, the Company entered into a $33.5 million sale-leaseback of certain equipment at its integrated wood-polymer building materials facility near Elma, Washington. The sale-leaseback agreement, which was terminated in early 2006, had a base term of seven years and an interest rate of 4.67%, and was accounted for as a financing. The Company's obligation under this arrangement is included in the current portion of long-term debt in the Consolidated Balance Sheet.

        The 9.45% debentures, due in 2009, contain a provision under which, in the event of the occurrence of both a designated event, as defined (generally a change of control or a major distribution of assets), and a subsequent rating decline, as defined, the holders of these notes may require the Company to redeem the securities.

        Through the date of its repayment in 2004, the Company had guaranteed the debt used to fund its employee stock ownership plan ("ESOP"), which was a part of the Savings and Supplemental Retirement Plan for the Company's U.S. salaried employees. (See Note 17, Retirement and Benefit Plans for additional information related to the ESOP.) Although the debt has been repaid, under the terms of these indemnities, the Company would be required to pay additional amounts to the debt holders in the event the interest payments on the debt were determined to be taxable. Any amounts paid under this tax indemnification would be dependent upon future tax rulings and assessments by the Internal Revenue Service and are not quantifiable at this time.

Cash Paid for Interest

        Cash payments for interest, net of interest capitalized, were $122.6 million in 2005, $167.7 million in 2004 and $128.3 million in 2003.

16.    Financial Instruments, Derivatives and Hedging Activities

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (nonderivatives), short-term borrowings, trade accounts payable, and due to affiliated company, approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company's other financial instruments at December 31, 2005 and 2004. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2005		2004
	Carrying amount	Fair value	Carrying amount	Fair value
	(thousands)
Financial assets:
Timber notes receivable	$1,635.0	$1,669.3	$1,635.0	$1,655.5
Restricted investments	22.4	21.7	113.0	112.0
Financial liabilities:
Long-term debt	$475.9	$471.3	$682.8	$697.7
Securitization notes payable	1,470.0	1,440.7	1,470.0	1,452.4

        The carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  •
  Timber notes receivable: The fair value is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk.

  •
  Restricted investments: The fair values of debt securities are based on quoted market prices at the reporting date for those or similar investments.

  •
  Securitization notes: The fair value of the Company's securitization notes is estimated by discounting the future cash flows of each instrument at rates currently available to the Company for similar instruments of comparable maturities.

  •
  Long-term debt: The fair value of the Company's long-term debt is estimated based on quoted market prices when available or by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities.

Derivatives and Hedging Activities

        Changes in interest rates and currency exchange rates expose the Company to financial market risk. Management occasionally uses derivative financial instruments, such as interest rate swaps, forward purchase contracts and forward exchange contracts, to manage the Company's exposure to changes in interest rates on outstanding debt instruments and to manage the

Company's exposure to changes in currency exchange rates. The Company generally does not enter into derivative instruments for any purpose other than hedging the cash flows associated with future interest payments on variable rate debt and hedging the exposure related to changes in the fair value of certain outstanding fixed rate debt instruments due to changes in interest rates. The Company occasionally hedges interest rate risk associated with anticipated financing transactions, as well as commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. The Company does not speculate using derivative instruments. At December 31, 2005, the Company was not a party to any significant derivative instruments other than the Additional Consideration Agreement described below.

        The derivative financial instruments that the Company uses in its management of interest rate risk consist principally of interest rate swap agreements. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. The Company minimizes the credit risk in derivative instruments by entering into transactions only with investment grade counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

        The Company assesses its exposure to variability in interest rates by continually identifying and monitoring changes in interest rates that may adversely impact future cash flows and the fair value of existing debt instruments, and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate risk attributable to both the Company's outstanding and forecasted debt obligations as well as the Company's offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including sensitivity analysis, to estimate the expected impact of changes in interest rates on the fair value of the Company's outstanding and forecasted debt instruments.

        The Company uses a combination of fixed and variable rate debt to finance its operations. The debt obligations with fixed cash flows expose the Company to variability in the fair value of outstanding debt instruments due to changes in interest rates. The Company has from time-to-time entered into interest rate swap agreements that effectively convert the interest rate on certain fixed-rate debt to a variable rate. The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounts for them as fair value hedges. Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in operations. These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized currently in operations. The Company has also from time-to-time entered into interest rate swap agreements that effectively convert floating rate debt to a fixed rate obligation. These swaps have been designated as hedges of floating interest rate payments attributable to changes in interest rates and are accounted for as cash flow hedges, with changes in the fair value of the swap recorded to other comprehensive income (loss) until the hedged transaction occurs, at which time it is reclassified to operations.

        Prior to the Sale, the Company had a commodity-price risk management strategy that used derivative instruments to minimize significant, unanticipated earnings fluctuations caused by energy price volatility. The activities of the Company's paper, forest products and building materials businesses required a significant volume of electricity and natural gas. Price fluctuations in electricity and natural gas could cause the actual purchase prices paid for energy to differ from anticipated prices.

        Unrealized gains and losses associated with marking the electricity and natural gas swap contracts to market were recorded as a component of other comprehensive income (loss) and included in the stockholders' equity section of the Consolidated Balance Sheets as part of accumulated other comprehensive income (loss). These amounts were reclassified into operations in the month in which the related electricity or natural gas was used or in the month a hedge was determined to be ineffective.

Interest Rate Swaps

        On October 27, 2004, the Company and one of its subsidiaries each entered into an interest rate swap contract with an affiliate of Goldman, Sachs & Co. The contracts were entered into in order to hedge the interest rate risk associated with the issuance of debt securities in connection with the securitization of the timber notes received in the Sale. (See Note 15. Debt, for additional information related to the timber notes and the related securitization transaction.) The Company paid $19.0 million to settle these swap contracts on December 16, 2004, in conjunction with the issuance of the securitization notes. The settlement amount reflected the effect of the decrease in interest rates that occurred during the period the swaps were outstanding.

        In April and May 2004, the Company entered into two interest rate swaps with notional amounts of $50 million each. These swaps converted $100 million of fixed-rate 7.50% debentures to variable-rate debt based on six-month LIBOR plus approximately 3.9% for the April swap, and six-month LIBOR plus 3.8% for the May swap. In March 2002, the Company entered into an interest rate swap with a notional amount of $50 million. This swap converted $50 million of fixed-rate 7.05% debentures to variable-rate debt based on six-month LIBOR plus approximately 2.2%. In September 2004, the Company settled all of these swaps in anticipation of making a tender offer for the underlying debt instruments. These swaps were designated as fair value hedges of a proportionate amount of the fixed-rate debentures. The swaps and debentures were marked to market, with changes in the fair value of the instruments recorded in income (loss) in the period they arose. These swaps were effective in hedging the changes in the fair value of the hedged item; accordingly, changes in the fair values of these instruments had no net effect on reported net income (loss).

        In February 2001, the Company entered into two interest rate swaps with notional amounts of $50 million each, one that matured in February 2003 and one that matured in February 2004. In November 2001, the Company entered into a third interest rate swap with a notional amount of $50 million, which matured in November 2004. The swaps were designated as hedges of the variable cash flow risk related to the variable interest payments on equivalent amounts of LIBOR-based revolving credit borrowings outstanding in 2004 and 2003. The effective interest rates on the borrowings under the LIBOR-based unsecured revolving credit agreement, including the swaps, were 3.4% at December 31, 2003. Changes in the fair value of these swaps, net of taxes, were recorded in accumulated other comprehensive income (loss) and reclassified to interest expense as interest expense was recognized on the LIBOR-based debt. Amounts reclassified to operations in 2004 and 2003 increased interest expense by $1.2 million and $3.0 million, respectively. Ineffectiveness related to these hedges was not significant.

Utility Swaps

        Effective January 2004, the Company entered into two electricity swaps that converted 7 and 36 megawatts of usage per hour to a fixed price. Effective with the date of the Sale, these swaps were assumed by Boise Cascade, L.L.C. These swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the swaps, net of taxes, were recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet and reclassified to operations in the period the related electricity was used. Ineffectiveness related to these swaps was not significant.

        In November 2003, the Company entered into a natural gas swap to hedge the variable cash flow risk on 25,000 MMBtu per day of natural gas usage to a fixed price. The swap expired in March 2004. In April 2004, the Company entered into a natural gas swap to hedge the variable cash flow risk on 2,520,000 MMBtu of gas allocated on a monthly basis to a fixed price. The swap expired in October 2004. The swaps were designated as cash flow hedges. Accordingly, changes in the fair value of the swaps, net of taxes, were recorded in accumulated other comprehensive income (loss) in the Consolidated Balance Sheet and reclassified to earnings as the gas was used in operations.

Additional Consideration Agreement

        Pursuant to an Additional Consideration Agreement entered into between the Company and Boise Cascade, L.L.C. in connection with the Sale, the Company may be required to make cash payments to, or entitled to receive cash payments from, Boise Cascade, L.L.C. Under the Additional Consideration Agreement, the Sale proceeds may be adjusted upward or downward based on changes in paper prices during the six years following the closing date, with the amount of any such adjustments being subject to annual and aggregate caps. Under the terms of the agreement, neither party will be obligated to make a payment in excess of $45 million in any one year. Payments by either party are also subject to aggregate caps over the term of the agreement; these caps are $125 million in the first four years of the agreement, $115 million in the fifth year and $105 million in the sixth year.

        In connection with recording the Sale in 2004, the Company calculated its projected future obligation under the Additional Consideration Agreement based on the net present value of weighted average expected future payments using industry paper price projections, and accrued a liability of $42 million in other long-term liabilities on the Consolidated Balance Sheet. This accrual was recorded as an adjustment to the gain on sale of assets reflected in the Consolidated Statement of Income (Loss) for 2004. Changes in the fair value of the Company's obligation under the Additional Consideration Agreement following its initial measurement and recognition are included in operations. Expense of $2.9 million related to the change in fair value of this obligation was included in the Consolidated Statement of Income (Loss) for 2005.

17.    Retirement and Benefit Plans

Pension and Other Postretirement Benefit Plans

        During the period through October 28, 2004, some of the Company's employees were covered by noncontributory defined benefit pension plans. Effective July 31, 2004, the Company established separate mirror plans for active employees in the paper and forest products businesses, and transferred associated assets and obligations to the new plans. Effective October 29, 2004, under the terms of the Asset Purchase Agreement, the Company transferred sponsorship of the plans covering active employees of the paper and forest products business to Boise Cascade, L.L.C. As a result, only those terminated vested employees and retirees whose employment with the Company ended on or before July 31, 2004, and some active OfficeMax, Contract employees continue to be covered under the plans sponsored by the Company. The OfficeMax, Retail employees, among others, never participated in any of the Company's defined benefit pension plans. The Company's salaried pension plan was closed to new entrants on November 1, 2003, and on December 31, 2003, the benefits of eligible OfficeMax, Contract participants were frozen. Active OfficeMax, Contract employees who were eligible to participate in the plan on December 31, 2003 were credited with one additional year of service on January 1, 2004, at a reduced 1% crediting rate. As a result of these actions, the Company's future annual pension expenses and contributions will be less than the amounts included in prior periods.

        Under the terms of the Company's plans, the pension benefit for salaried employees was based primarily on the employees' years of service and highest five-year average compensation. The pension benefit for hourly employees was generally based on a fixed amount per year of service. The Company's general funding policy is to make contributions to the plans in amounts that are within the limits of deductibility under current tax regulations, and not less than the minimum contribution required by law. The Company generally uses a December 31 measurement date for its pension plans.

        Other postretirement benefit obligations represent various retiree medical benefit plans. The type of retiree medical benefits and the extent of coverage vary based on employee classification, date of retirement, location, and other factors. All of the Company's postretirement medical plans are unfunded. The Company explicitly reserves the right to amend or terminate its retiree medical plans at any time, subject only to constraints, if any, imposed by the terms of collective bargaining agreements. Amendment or termination may significantly affect the amount of expense incurred.

        During the third quarter of 2005, the Company made changes to its retiree medical benefit plans that had the net effect of reducing the medical insurance subsidy provided to retirees, including eliminating the subsidy for certain retirees. As a result of these plan changes, the accumulated post-retirement benefit obligation was reduced by approximately $44 million. The plan changes were considered to be a negative plan amendment, as defined in FASB Statement No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." Accordingly, there was no gain related to the plan changes recognized in the Consolidated Statement of Income (Loss) for 2005. The reduction in the accumulated post-retirement benefit obligation will be recognized ratably over the remaining life expectancy of the participants in the plans, which is currently estimated to be approximately 12 years.

Obligations and Funded Status

        The changes in pension and other postretirement benefit obligations and plan assets during 2005 and 2004, as well as the funded status of the Company's plans at December 31, 2005 and 2004, were as follows:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,394,125	$1,732,899	$78,871	$110,018
Service cost	959	25,370	643	1,743
Interest cost	75,266	100,675	3,668	6,176
Amendments	—	14,406	(44,240)	(11,237)
Actuarial (gain) loss	8,138	141,883	(963)	(1,443)
Changes due to exchange rates	—	—	490	998
Special termination benefits	—	4,609	—	—
Closures and curtailments	—	1,960	—	—
Spin-off of paper and forest products business	—	(531,775)	—	(18,789)
Benefits paid	(95,728)	(95,902)	(6,946)	(8,595)

Benefit obligation at end of year	$1,382,760	$1,394,125	$31,523	$78,871

Change in plan assets:
Fair value of plan assets at beginning of year	$1,161,894	$1,272,519	$—	$—
Actual return on plan assets	77,654	121,582	—	—
Employer contributions	2,776	279,822	—	—
Spin-off of forest products business	—	(418,578)	—	—
Benefits paid	(95,728)	(93,451)	—	—

Fair value of plan assets at end of year	$1,146,596	$1,161,894	$—	$—

Funded status	$(236,165)	$(232,231)	$(31,523)	$(78,871)
Unrecognized actuarial loss	383,431	398,440	11,086	12,623
Unrecognized transition obligation	—	—	5,317	5,522
Unrecognized prior service cost (benefit)	—	—	(45,797)	(2,762)

Net amount recognized	$147,266	$166,209	$(60,917)	$(63,488)

        The following table shows the amounts recognized in the Consolidated Balance Sheets related to the Company's defined benefit pension and other postretirement benefit plans:

	Pension Benefits		Other Benefits
	2005	2004	2005	2004
	(thousands)
Prepaid benefit cost	$182,088	$200,501	$—	$—
Accrued benefit liability	(407,178)	(420,748)	(60,917)	(63,488)
Accumulated other comprehensive loss	227,508	236,123	—	—
Deferred income tax assets	144,848	150,333	—	—

Net amount recognized	$147,266	$166,209	$(60,917)	$(63,488)

        The prepaid benefit cost is included in other long-term assets. The long-term portion of the accrued benefit liability is included in other long-term liabilities, compensation and benefits. The current portion of the accrued benefit liability of $9.5 million and $12.7 million at December 31, 2005 and 2004, respectively, is included in accrued liabilities, compensation and benefits.

        The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1.3 billion, $1.3 billion and $1.1 billion as of December 31, 2005, and $1.3 billion, $1.3 billion and $1.1 billion as of December 31, 2004.

        The amount of additional minimum pension liability is determined based on a comparison of the value of pension plan assets and the plans' accumulated benefit obligation, and is reflected in comprehensive income (loss), net of applicable income taxes.

	Pension Benefits
	2005	2004	2003
	(thousands)
Decrease in minimum liability included in other comprehensive loss, net of taxes	$(8,615)	$(19,027)	$(52,929)

Components of Net Periodic Benefit Cost

        The components of net periodic benefit cost are as follows:

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
	(thousands)
Service cost	$959	$25,370	$41,695	$643	$1,743	$1,686
Interest cost	75,266	100,675	105,534	3,668	6,176	6,926
Expected return on plan assets	(84,135)	(99,165)	(102,430)	—	—	—
Recognized actuarial loss	29,628	38,071	24,845	675	1,075	1,090
Plan settlement/curtailment expense (benefit)	—	94,885	820	—	(24,002)	—
Amortization of prior service costs and other	—	9,386	6,133	(826)	(530)	(2,065)

Company-sponsored plans	21,718	169,222	76,597	4,160	(15,538)	7,637
Multiemployer pension plans	—	460	526	—	—	—

Net periodic benefit cost (income)	$21,718	$169,682	$77,123	$4,160	$(15,538)	$7,637

Assumptions

        The assumptions used in accounting for the Company's plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key assumptions used in the measurement of the Company's benefit obligations:

	Pension Benefits			Other Benefits
				United States			Canada
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Weighted average assumptions as of December 31:
Discount rate	5.60%	5.60%	6.25%	5.20%	5.60%	6.25%	5.10%	6.00%	6.25%
Rate of compensation increase	—	—	4.25%	—	—	—	—	—	—

        The following table presents the assumptions used in the measurement of net periodic benefit cost:

	Pension Benefits			Other Benefits
				United States			Canada
	2005	2004	2003	2005	2004	2003	2005	2004	2003
Weighted average assumptions:
Discount rate	5.60%	5.75%	6.75%	5.48%	5.75%	6.75%	6.00%	6.25%	6.75%
Expected return on plan assets	8.00%	8.25%	8.50%	—	—	—	—	—	—
Rate of compensation increase	—	4.25%	4.50%	—	—	—	—	—	—

        For the period from January 1 through October 28, 2004, the discount rate assumption used in the measurement of net periodic pension benefit cost was 6.25%. As a result of the Sale, the pension and postretirement benefit obligations for those individuals who became employees of Boise Cascade, L.L.C. were settled. The settlement triggered a new measurement of the discount rate and, as a result, on October 29, 2004, the Company changed the discount rate assumption to 5.75%. The revised rate was used to measure net periodic benefit cost for the period from October 29 through December 31, 2004.

        The Company bases its discount rate assumption on the rates of return available on high-quality bonds with maturities approximating the expected period over which the pension benefits will be paid.

        The expected long-term rate of return on plan assets assumption is based on the weighted average of expected returns for the major asset classes in which the plans' assets are held. Asset-class expected returns are based on long-term historical returns, inflation expectations, forecasted gross domestic product and earnings growth, as well as other economic factors. The weights assigned to each asset class are based on the Company's investment strategy. The weighted-average expected return on plan assets used in the calculation of net periodic pension benefit cost for 2006 is 8.00%.

        The following table presents the assumed healthcare cost trend rates used in measuring the Company's postretirement benefit obligations at December 31, 2005 and 2004:

	United States		Canada
	2005	2004	2005	2004
Weighted average assumptions as of December 31:
Healthcare cost trend rate assumed for next year	8.00%	8.00%	10.00%	8.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	6.00%
Year that the rate reaches the ultimate trend rate	2009	2008	2015	2015

        The assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
	(thousands)
Effect on total of service and interest cost	$343	$(261)
Effect on postretirement benefit obligation	3,141	(2,478)

        Effective October 1, 2005, the healthcare cost trend rate assumptions for the U.S. plan were reduced to zero following the adoption of plan changes that reduced the medical insurance subsidy to retirees as discussed previously. As a result, the above amounts reflect the impact of changes in trend rates for the Canadian plan only.

Plan Assets

        The allocation of pension plan assets by category at December 31, 2005 and 2004 is as follows:

	Plan Assets at December 31
Asset Category
	2005	2004
U.S. equity securities	51.5%	49.5%
International equity securities	15.7%	13.5%
Fixed-income securities	32.8%	28.0%
Other	—	9.0%

	100%	100%

        The Company's Retirement Funds Investment Committee is responsible for establishing and overseeing the implementation of the investment policy for the Company's pension plans. The investment policy is structured to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses, in order to enable the plans to satisfy their benefit payment obligations over time. Plan assets are invested primarily in U.S. equities, international equities and fixed-income securities. The Company uses benefit payments and Company contributions as its primary rebalancing mechanisms to maintain the asset class exposures within the guideline ranges established under the investment policy.

        The current asset allocation guidelines set forth a U.S. equity range of 45% to 55%, an international equity range of 12.5% to 17.5% and a fixed-income range of 30% to 40%. Asset-class positions within the ranges are continually evaluated and adjusted based on expectations for future returns, the funded position of the plans and market risks. Occasionally, the Company may utilize futures or other financial instruments to alter the pension trust's exposure to various asset classes in a lower-cost manner than trading securities in the underlying portfolios. At December 31, 2005 and 2004, the pension trust did not have any equity investments in the Company's common stock.

Cash Flows

        Pension plan contributions include required statutory minimums and, in some years, additional discretionary amounts. During 2005, the Company made cash contributions to its pension plans totaling $2.8 million. In 2004, cash contributions to the Company's pension plans totaled $279.8 million, while $84.5 million was contributed to the plans in 2003. There are no minimum contribution requirements in 2006. However, the Company may elect to make voluntary contributions in 2006.

        Qualified pension benefit payments are paid from the assets held in the plan trust, while nonqualified pension and other benefit payments are paid by the Company. Future benefit payments by year are estimated to be as follows:

	Pension Benefits	Other Benefits
	(thousands)
2006	$105,570	$2,932
2007	101,408	2,589
2008	100,933	2,372
2009	100,043	2,165
2010	98,801	2,038
Years 2011-2015	480,368	8,621

Defined Contribution Plans

        During 2004, the Company also sponsored four contributory defined contribution savings plans for most of its salaried and hourly employees: a plan for OfficeMax, Retail employees, a plan for non-Retail salaried employees, a plan for union hourly employees, and a plan for non-Retail nonunion hourly employees. Effective October 29, 2004, the defined contribution plan account balances for active forest products employees were transferred to plans established by Boise Cascade, L.L.C. The plan for non-Retail salaried employees includes an employee stock ownership plan ("ESOP") component through which the Company matches contributions of eligible employees. Under that plan, the Company's Series D ESOP convertible preferred stock is allocated to eligible participants, as principal and interest payments are made on the ESOP debt by the plan and guaranteed by the Company. (See Note 18, Shareholders' Equity for additional information related to the ESOP.) The final principal and interest payments on the ESOP debt were made on June 30, 2004. All remaining shares were allocated to the ESOP participants as matching contributions in 2005. As a result, Company matching contributions for former ESOP participants are now made in cash. Total Company contributions to the defined contribution savings plans were $9.9 million in 2005, $26.6 million in 2004 and $34.8 million in 2003. In January 2005, all of the remaining savings plans were merged into a single plan.

18.    Shareholders' Equity

Preferred Stock

        At December 31, 2005, 1,216,335 shares of 7.375% Series D ESOP convertible preferred stock were outstanding, compared with 1,376,987 shares outstanding at December 31, 2004. The Series D ESOP convertible preferred stock is shown in the Consolidated Balance Sheets at its liquidation preference of $45 per share. This preferred stock, a portion of which was redeemed in 2004 with proceeds from the Sale, was originally issued to the trustee of the Company's ESOP for salaried employees in 1989, and was allocated to eligible participants through 2005. All shares outstanding have been allocated to participants in the plan. Each ESOP preferred share is entitled to one vote, bears an annual cumulative dividend of $3.31875 and is convertible at any time by the trustee to 0.80357 share of common stock. The ESOP preferred shares may not be redeemed for less than the liquidation preference.

        During 2004, the Company announced plans to return between $800 million and $1 billion of the Sale proceeds to shareholders via common or preferred stock buybacks, cash dividends or a combination of these alternatives. As part of this commitment to return cash to equity-holders, the Company redeemed $110 million of its Series D preferred stock on November 1, 2004, and paid related accrued dividends of $3 million. In May 2005, the Company repurchased 23.5 million shares of its common stock and the associated common stock purchase rights through a modified Dutch auction tender offer at a purchase price of $775.5 million, or $33.00 per share, plus transaction costs.

Common Stock

        The Company is authorized to issue 200,000,000 shares of common stock, of which 70,804,612 shares were issued and outstanding at December 31, 2005. Of these, 13,680 shares were restricted stock which is discussed below. Of the unissued shares, 12,286,914 shares were reserved for the following purposes:

Conversion or redemption of Series D ESOP preferred stock	977,410
Issuance under OfficeMax Incentive and Performance Plan	5,726,239
Issuance under Key Executive Stock Option Plan	5,248,612
Issuance under Director Stock Compensation Plan	42,678
Issuance under Director Stock Option Plan	108,500
Issuance under Key Executive Deferred Compensation Plan	110,429
Issuance under 2003 Director Stock Compensation Plan	73,046

        The Company has a shareholder rights plan that was adopted in December 1988. The current rights plan, as amended and restated, took effect in December 1998 and expires in December 2008. On January 18, 2006, the Company announced that the board of directors voted not to seek an extension of the shareholder rights plan when it expires in 2008.

Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss includes the following:

	Minimum Pension Liability Adjustment	Foreign Currency Translation Adjustment	Cash Flow Hedges	Accumulated Other Comprehensive Loss
	(thousands)
Balance at December 31, 2003, net of taxes	$(255,150)	$61,491	$(159)	$(193,818)
Current-period changes, before taxes	32,117	29,933	261	62,311
Income taxes	(13,090)	—	(102)	(13,192)

Balance at December 31, 2004, net of taxes	(236,123)	91,424	$—	(144,699)
Current-period changes, before taxes	14,099	(6,037)	—	8,062
Income taxes	(5,484)	—	—	(5,484)

Balance at December 31, 2005, net of taxes	$(227,508)	$85,387	$—	$(142,121)

2003 Director Stock Compensation Plan and OfficeMax Incentive and Performance Plan

        In February 2003, the Company's Board of Directors adopted the 2003 Director Stock Compensation Plan (the "2003 DSCP") and the 2003 OfficeMax Incentive and Performance Plan (the "2003 Plan"), formerly named the 2003 Boise Incentive and Performance Plan, which were approved by shareholders in April 2003.

        The 2003 DSCP replaces the previous Director Stock Compensation Plan, which was approved by shareholders in 1992 and expired on January 1, 2003. A total of 73,046 shares of common stock is reserved for issuance under the 2003 DSCP. The provisions of the 2003 DSCP are substantially similar to the previous plan. The 2003 DSCP permits nonemployee directors to elect to receive grants of options to purchase shares of the Company's common stock in lieu of cash compensation. The difference between the $2.50-per-share exercise price of 2003 DSCP options and the market value of the common stock subject to the options is intended to offset the cash compensation that participating directors elect not to receive. Options expire three years after the holder ceases to be a director.

        The 2003 Plan was effective January 1, 2003, and replaces the Key Executive Performance Plan for Executive Officers, Key Executive Performance Plan for Key Executives/Key Managers, 1984 Key Executive Stock Option Plan ("KESOP"), Key Executive Performance Unit Plan ("KEPUP") and Director Stock Option Plan ("DSOP"), which are discussed below. No further grants or awards have been made under the Key Executive Performance Plans, KESOP, KEPUP, or DSOP since 2003. A total of 5,726,239 shares of common stock is reserved for issuance under the 2003 Plan. The Company's executive officers, key employees and nonemployee directors are eligible to receive awards under the 2003 Plan at the discretion of the Executive Compensation Committee of the Board of Directors. Eight types of awards may be granted under the 2003 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, annual incentive awards and stock bonus awards.

Restricted Stock and Restricted Stock Units

        In 2005, the Company granted to employees and directors 722,623 restricted stock units ("RSUs"). The weighted-average grant-date fair value of the RSUs was $33.15. These RSUs vest after defined service periods in the following years: 52,710 units in 2006; 621,013 units in 2007; 45,900 units in 2008; and 3,000 units in 2009.

        In 2004, the Company granted 366,775 RSUs to employees and 14,765 shares of restricted stock to nonemployee directors. The weighted-average grant-date fair value of the RSUs and restricted stock shares was $32.14. The vesting of the 2004 RSU award was based on performance criteria established for 2004 and 2005. The performance criteria were not met; therefore, no compensation expense was recorded for this RSU award, and these units will not be distributed. The restricted stock granted to directors vests six months from their termination or retirement from board service, and 13,680 of these restricted stock shares remain issued and outstanding at December 31, 2005.

        In 2003, the Company granted to employees 1.2 million shares of restricted stock and 0.1 million RSUs. The weighted-average grant date fair value of the restricted stock and RSUs was $25.09. The restricted stock and RSUs were scheduled to vest at the end of July 2006. However, if specific performance criteria were met, some or all of the restricted stock and RSUs could vest earlier than July 2006. The restricted stock granted to employees that terminated from OfficeMax and became employees of Boise Cascade, L.L.C. vested in October 2004 in connection with the Sale. The performance criteria triggering accelerated vesting were met by the end of 2004, causing the remaining restricted stock shares and RSUs to vest at the end of January 2005 and to be distributed in February 2005.

        Restricted stock shares are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed. RSUs are restricted until they vest and are convertible into one common share after the restriction has lapsed. In accordance with the requirements of SFAS No. 123, no entries are made in the financial statements on the grant date of restricted stock and RSU awards. The Company recognizes compensation expense related to these awards over the vesting periods based on the closing prices of the Company's common stock on the grant dates. If these awards contain performance criteria, management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. In 2005, 2004 and 2003, the Company recognized $9.2 million, $25.1 million and $6.5 million, respectively, of pretax compensation expense and additional paid-in capital related to restricted stock and RSU awards.

        Restricted shares and RSUs are not included as shares outstanding in the calculation of basic earnings per share, but are included in the number of shares used to calculate diluted earnings per share, if dilutive. When the restriction lapses on restricted stock, the par value of the stock is reclassified from additional paid-in-capital to common stock. When the restriction lapses on RSUs, the units are converted to unrestricted common shares, and the par value of the stock is reclassified from additional paid-in-capital to common stock. Unrestricted shares are included in shares outstanding for purposes of calculating both basic and diluted earnings per share. Restricted stock and RSUs may be eligible to receive all dividends declared on the Company's common shares during the vesting period; however, such dividends are not paid until the restrictions lapse.

Stock Units

        The Company has a shareholder approved deferred compensation program for certain of its executive officers that allows them to defer a portion of their cash compensation. These officers may choose to allocate their deferrals to a stock unit account. Each stock unit is equal in value to one share of the Company's common stock. The Company matches deferrals used to purchase stock units with a 25% Company allocation of stock units. The value of deferred stock unit accounts is paid in shares of the Company's common stock when an officer retires or terminates employment. At December 31, 2005, 110,429 stock units were allocated to the accounts of these executive officers.

Stock Options

        In addition to the 2003 DSCP and the 2003 Plan (discussed above), the Company has the following shareholder-approved stock option plans: the Key Executive Stock Option Plan ("KESOP"), the Director Stock Option Plan ("DSOP") and the Director Stock Compensation Plan ("DSCP"). No further grants will be made under the KESOP, DSOP and DSCP.

        The KESOP provided for the grant of options to purchase shares of common stock to key employees of the Company. The exercise price of awards under the KESOP was equal to the fair market value of the Company's common stock on the date the options were granted. Options granted under the KESOP expire, at the latest, ten years and one day following the grant date.

        The DSOP, which was available only to nonemployee directors, provided for annual grants of options. The exercise price of awards under the DSOP was equal to the fair market value of the Company's common stock on the date the options were granted. The options granted under the DSOP expire upon the earlier of three years after the director ceases to be a director or ten years after the grant date.

        The DSCP permitted nonemployee directors to elect to receive grants of options to purchase shares of the Company's common stock in lieu of cash compensation. The difference between the $2.50-per-share exercise price of DSCP options and the market value of the common stock subject to the options was intended to offset the cash compensation that participating directors elected not to receive. Options granted under the DSCP expire three years after the holder ceases to be a director.

        Under the KESOP and DSOP, options may not, except under unusual circumstances, be exercised until one year following the grant date. Under the DSCP, options may be exercised six months after the grant date.

        A summary of stock option activity for the years ended December 31, 2005, 2004 and 2003 is presented in the table below:

	2005		2004		2003
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Balance at beginning of year	6,963,462	$32.62	8,457,888	$32.16	8,916,550	$31.95
Options granted	310,200	32.38	9,032	2.50	48,477	19.05
Options exercised	(883,817)	33.00	(1,202,308)	27.56	(319,139)	23.41
Options forfeited and expired	(630,300)	41.20	(301,150)	38.95	(188,000)	33.68

Balance at end of year	5,759,545	32.39	6,963,462	32.62	8,457,888	32.16

Exercisable at end of year	5,449,345		6,954,430		8,409,411
Weighted average fair value of options granted (Black-Scholes)	$7.21		$27.63		$13.00

        The following table provides summarized information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	62,233	—	$2.50	62,233	$2.50
$18.00 — $28.00	1,743,921	5.0	27.32	1,743,921	27.32
$28.01 — $39.00	3,941,491	3.7	35.08	3,631,291	35.31
$39.01 — $44.00	11,900	1.7	41.00	11,900	41.00

Other

        In May 2005, the Company repurchased 23.5 million shares of its common stock and the associated common stock purchase rights through a modified Dutch auction tender offer at a purchase price of $775.5 million, or $33.00 per share, plus transaction costs.

        In September 1995, the Company's Board of Directors authorized the purchase of up to 4.3 million shares of the Company's common stock. As part of this authorization, the Company repurchases odd-lot shares (fewer than 100 shares) from shareholders wishing to exit their holdings in the Company's common stock. Shares repurchased under this program are retired. Since 1995, the Company has repurchased 49,670 shares of common stock under this authorization, including 2,190 shares in 2005.

19.    Segment Information

        The Company manages its business using three reportable segments: OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other. Results for 2004 and prior periods include the operations of the Boise Building Solutions and Boise Paper Solutions segments. Substantially all of the assets and operations of these segments were included in the Sale. Each of the Company's segments represents a business with differing products, services and/or distribution channels. Each of these businesses requires distinct operating and marketing strategies. Management reviews the performance of the Company based on these segments.

        OfficeMax, Contract markets and sells a broad line of items for the office, including office supplies and paper, technology products and solutions and office furniture. OfficeMax, Contract sells directly to large corporate, government and small and medium-sized offices in the United States, Canada, Australia, New Zealand and Mexico through field salespeople, outbound telesales, catalogs, the Internet and office products stores in Canada, Hawaii, Australia and New Zealand. Substantially all products sold by OfficeMax, Contract are purchased from third-party manufacturers or industry wholesalers, except office papers. OfficeMax, Contract purchases office papers primarily from the paper operations of Boise Cascade L.L.C., under a 12-year paper supply contract entered into as part of the Sale. (See Note 20, Commitments and Guarantees, for additional information related to the paper supply contract.)

        OfficeMax, Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. OfficeMax, Retail has operations in the United States, Puerto Rico and the U.S. Virgin Islands. OfficeMax office supply stores feature OfficeMax Print and Document Services, an in-store module devoted to print-for-pay and related services. The retail segment also operates office supply stores in Mexico through a 51%-owned joint venture. Substantially all products sold by OfficeMax, Retail are purchased from third-party manufacturers or industry wholesalers, except office papers. OfficeMax, Retail purchases office papers primarily from the paper operations of Boise Cascade L.L.C., under a 12-year paper supply contract entered into as part of the Sale. (See Note 20, Commitments and Guarantees, for additional information related to the paper supply contract.)

        Boise Building Solutions manufactured, marketed and distributed various products that are used for construction. These products included structural panels (plywood and oriented strand board), engineered wood products, lumber, particleboard and building supplies. Most of these products were sold to independent wholesalers and dealers or through the Company's own wholesale building materials distribution outlets. In connection with the Sale, the Company sold substantially all of the assets included in the Boise Building Solutions segment. The Company retained ownership of a facility near Elma, Washington, that manufactures integrated wood-polymer building materials. In December 2004, the board of directors authorized management to pursue the divestiture of this facility. (See Note 3, Discontinued Operations for additional information related to the Elma, Washington facility.) The following segment tables have been adjusted for this discontinued operation.

        Boise Paper Solutions manufactured, marketed and distributed uncoated free sheet papers (office papers, printing grades, forms bond, envelope papers and value-added papers), containerboard, corrugated containers, newsprint and market pulp. With the exception of newsprint, these products were sold to distributors, industrial customers and the Company's office products business, primarily by the Company's own sales personnel. In connection with the Sale, the Company sold substantially all of the assets included in the Boise Paper Solutions segment.

        Corporate and Other includes corporate support staff services and related assets and liabilities.

        Management evaluates the segments based on operating profits before interest expense, income taxes, minority interest, extraordinary items and cumulative effect of accounting changes. Certain expenses that management considers unusual or non-recurring are not allocated to the segments. The income and expense related to certain assets and liabilities that are reported in the Corporate and Other segment have been allocated to the Contract and Retail segments.

        The segments follow the accounting principles described in Note 1, Summary of Significant Accounting Policies. Sales between segments are recorded primarily at market prices.

        No single customer accounts for 10% or more of consolidated trade sales. Export sales to foreign unaffiliated customers were $104.0 million in 2004 and $127.2 million in 2003. There were no such sales in 2005.

        OfficeMax, Contract has foreign operations in Canada, Mexico, Australia and New Zealand. OfficeMax, Retail has foreign operations in Mexico through a 51%-owned joint venture. Boise Building Solutions had operations in Canada and a veneer and plywood plant in Brazil that started up in late 2001. The Company also had a 47% interest in an oriented strand board plant in Canada, which was accounted for under the equity method and sold in May 2004.

        The following table summarizes net sales and long-lived assets by geography:

	Year Ended December 31
	2005	2004	2003
	(millions)
Net sales
United States	$7,878.6	$11,986.8	$7,291.9
Foreign	1,279.1	1,283.4	953.2

	$9,157.7	$13,270.2	$8,245.1

Long-lived assets
United States	$3,910.3	$4,055.1	$4,446.1
Foreign	316.6	323.4	333.2

	$4,226.9	$4,378.5	$4,779.3

        Segment sales to external customers by product line are as follows:

	Year Ended December 31
	2005	2004	2003
	(millions)
OfficeMax, Contract
Office supplies and paper	$2,598.1	$2,462.0	$2,231.6
Technology products	1,469.2	1,403.9	1,124.7
Office furniture	561.3	502.9	383.3

	4,628.6	4,368.8	3,739.6

OfficeMax, Retail
Office supplies and paper	1,807.5	1,768.4	91.6
Technology products	2,323.3	2,308.0	161.1
Office furniture	398.3	404.9	30.5

	4,529.1	4,481.3	283.2

Total OfficeMax
Office supplies and paper	4,405.6	4,230.4	2,323.2
Technology products	3,792.5	3,711.9	1,285.8
Office furniture	959.6	907.8	413.8

	9,157.7	8,850.1	4,022.8

Boise Building Solutions
Structural panels	—	1,042.4	939.3
Engineered wood products	—	487.0	433.1
Lumber	—	859.5	741.0
Particleboard	—	58.8	54.4
Building supplies and other	—	785.1	679.1

	—	3,232.8	2,846.9

Boise Paper Solutions
Uncoated free sheet	—	425.6	614.9
Containerboard and corrugated containers	—	425.7	370.8
Newsprint	—	157.9	160.3
Market pulp and other	—	152.1	206.5

	—	1,161.3	1,352.5

Corporate and Other	—	26.0	22.9

	$9,157.7	$13,270.2	$8,245.1

        An analysis of our operations by segment is as follows:

					Selected Components of Income (Loss)
						Depreciation, Amortization, and Cost of Company Timber Harvested
	Sales
				Income (Loss) Before Taxes and Minority Interest(a)	Equity in Net Income (Loss) of Affiliates				Invest- ments in Affiliates
	Trade	Inter- segment	Total				Capital Expendi- tures	Assets
	(millions)
Year Ended December 31, 2005
OfficeMax, Contract	$4,628.6	$—	$4,628.6	$100.3	$—	$66.3	$121.0	$1,515.2	—
OfficeMax, Retail	4,529.1	—	4,529.1	27.9	—	84.7	65.9	2,558.1	—

	9,157.7	—	9,157.7	128.2	—	151.0	186.9	4,073.3
Boise Building Solutions	—	—	—	—	—	—	—	—	—
Boise Paper Solutions	—	—	—	—	—	—	—	—	—
Corporate and Other	—	—	—	(120.2)	5.5	0.2	0.4	2,198.5	175.0

	$9,157.7	$—	$9,157.7	$8.0	5.5	151.2	187.3	6,271.8	175.0
Assets held for sale	—	—	—	—	—	—	—	0.3	—
Intersegment eliminations	—	—	—	—	—	—	—	—	—
Interest expense	—	—	—	(128.5)	—	—	—	—	—
Interest income	—	—	—	97.3	—	—	—	—	—
Debt retirement expense	—	—	—	(14.4)	—	—	—	—	—

	$9,157.7	$—	$9,157.7	$(37.6)	$5.5	$151.2	$187.3	$6,272.1	$175.0

Year Ended December 31, 2004
OfficeMax, Contract	$4,368.8	$2.0	$4,370.8	$107.0	$—	$66.7	$63.6	$1,578.1	$—
OfficeMax, Retail	4,481.3	—	4,481.3	22.7	—	86.1	85.5	2,499.2	—

	8,850.1	2.0	8,852.1	129.7	—	152.8	149.1	4,077.3	—
Boise Building Solutions	3,232.8	24.9	3,257.7	319.2	6.3	32.7	55.3	—	—
Boise Paper Solutions	1,161.3	509.1	1,670.4	38.8	—	157.2	88.0	—	—
Corporate and Other	26.0	53.6	79.6	185.7	—	12.3	5.8	3,535.9	175.9

	$13,270.2	$589.6	$13,859.8	$673.4	6.3	355.0	298.2	7,613.2	175.9
Assets held for sale	—	—	—	—	—	—	—	24.1	—
Intersegment eliminations	—	(589.6)	(589.6)	—	—	—	—	—	—
Interest expense	—	—	—	(151.9)	—	—	—	—	—
Interest income	—	—	—	14.1	—	—	—	—	—
Debt retirement expense	—	—	—	(137.1)	—	—	—	—	—
Timber notes securitization	—	—	—	(19.0)	—	—	—	—	—

	$13,270.2	$—	$13,270.2	$379.5	$6.3	$355.0	$298.2	$7,637.3	$175.9

Year Ended December 31, 2003
OfficeMax, Contract	$3,739.6	$2.3	$3,741.9	$109.4	$.1	$66.1	$184.6	$1,441.3	$.1
OfficeMax, Retail	283.2	—	283.2	6.1	—	2.8	1,259.2	2,265.7	—

	4,022.8	2.3	4,025.1	115.5	.1	68.9	1,443.8	3,707.0	.1
Boise Building Solutions	2,846.9	25.0	2,871.9	125.3	8.7	45.0	51.1	849.5	44.2
Boise Paper Solutions	1,352.5	500.1	1,852.6	(13.9)	—	182.0	127.8	2,501.2	—
Corporate and Other	22.9	55.0	77.9	(46.4)	—	11.9	6.9	297.2	—

	8,245.1	582.4	8,827.5	180.5	8.8	307.8	1,629.6	7,354.9	44.3
Assets held for sale	—	—	—	—	—	—	—	98.7
Intersegment eliminations	—	(582.4)	(582.4)	—	—	—	—	(77.4)	—
Interest expense	—	—	—	(132.5)	—	—	—	—	—
Interest income	—	—	—	1.2	—	—	—	—	—

	$8,245.1	$—	$8,245.1	$49.2	$8.8	$307.8	$1,629.6	$7,376.2	$44.3

(a)
See Note 4, OfficeMax, Inc. Acquisition; Note 7, Other (Income) Expense, Net and Note 12, Investments in Affiliates for an explanation of items affecting the segments.

20.    Commitments and Guarantees

Commitments

        The Company has commitments for minimum lease payments due under noncancelable leases and for the repayment of outstanding long-term debt. In addition, the Company has purchase obligations for goods and services and capital expenditures that were entered into in the normal course of business.

        The Company may be required to make cash payments to, or entitled to receive cash payments from, Boise Cascade, L.L.C. under the terms of the Additional Consideration Agreement that was entered into in connection with the Sale. Under this agreement, the Sale proceeds may be adjusted upward or downward based on changes in paper prices during the six years following the closing date, with the amount of any such adjustments being subject to annual and aggregate caps. Under the terms of the agreement, neither party will be obligated to make a payment in excess of $45 million in any one year. Payments by either party are also subject to aggregate caps over the term of the agreement; these caps are $125 million in the first four years of the agreement, $115 million in the fifth year and $105 million in the sixth year. The Company has recorded a $42 million liability related to this agreement based on the net present value of the weighted average expected payments calculated using industry paper price projections. In connection with the Sale, the Company entered into a paper supply contract with affiliates of Boise Cascade, L.L.C. under which we are obligated to purchase our North American requirements for cut-size office paper, to the extent Boise Cascade, L.L.C. produces such paper, until December 2012, at prices approximating market levels. The Company's purchase obligations under the agreement will phase-out over a four-year period beginning one year after the delivery of notice of termination, but not prior to December 31, 2012.

        In accordance with the terms of a joint-venture agreement between the Company and the minority owner of the Company's subsidiary in Mexico (OfficeMax de Mexico), the Company can be required to purchase the minority owner's 49% interest in the subsidiary if certain earnings targets are achieved. At December 31, 2005, OfficeMax de Mexico had met these earnings targets. The applicable earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. When the earnings targets are achieved and the minority owner elects to put its ownership interest to the Company, the purchase price would be equal to fair value, calculated based on the subsidiary's earnings before interest, taxes and depreciation and amortization for the last four quarters, and the current market multiples for similar companies. The fair value purchase price at December 31, 2005, was estimated to be $50 million to $55 million.

Guarantees

        The Company provides guarantees, indemnifications and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

        Indemnification obligations may arise from the Asset Purchase Agreement between OfficeMax Incorporated, OfficeMax Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C. and Boise Land & Timber Corp. The terms of this agreement include purchase price adjustments, which could require the Company to make additional payments in the future. Additionally, the Company has agreed to provide indemnification with respect to a variety of obligations. These indemnification obligations are subject, in some cases, to survival periods, deductibles and caps. At December 31, 2005, the Company is not aware of any material liabilities arising from these indemnifications.

        There are twelve operating leases that have been assigned to other parties but for which the Company remains contingently liable in the event of nonpayment by the other parties. The lease terms vary and, assuming exercise of renewal options, extend through 2032. Annual rental payments under these leases are approximately $3.4 million.

        The Company and its affiliates enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, officer and director indemnifications against third-party claims arising out of arrangements to provide services to us and indemnifications in merger and acquisition agreements. It is impossible to quantify the maximum potential liability under these indemnifications. At December 31, 2005, the Company is not aware of any material liabilities arising from these indemnifications.

21.    Legal Proceedings and Contingencies

        OfficeMax Incorporated and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings. Some of these lawsuits and proceedings arise out of the operation of the paper and forest products assets prior to closing of the Sale, for which OfficeMax agreed to retain responsibility. Also, as part of the Sale, the Company agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the Sale. The Company does not believe any of these retained proceedings are material to its business.

        The Company has been notified that it is a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") or similar federal and state laws, or have received a claim from a private party, with respect to 15 active sites where hazardous substances or other contaminants are or may be located. All 15 active sites relate to operations either no longer owned by the Company or unrelated to its ongoing operations. In most cases, the Company is one of many potentially responsible parties, and its alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, the Company has established appropriate reserves. The Company believes it has minimal or no responsibility with regard to several other sites. The Company cannot predict with certainty the total response and remedial costs, its share of the total costs, the extent to which contributions will be available from other parties or the amount of time necessary to complete the cleanups. Based on its investigations; its experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, the Company does not believe that the known actual and potential response costs will, in the aggregate, materially affect its financial position or results of operations.

        Over the past several years and continuing into 2006, the Company has been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at job sites. The claims vary widely and often are not specific about the plaintiffs' contacts with the Company. None of the claims seeks damages from us individually, and the Company is generally one of numerous defendants. Many of the cases filed against us have been voluntarily dismissed, although the Company has settled some cases. The settlements we have paid have been covered mostly by insurance, and we believe any future settlements or judgments in these cases would be similarly covered. To date, no asbestos case against us has gone to trial, and the nature of these cases makes any prediction as to the outcome of pending litigation inherently subjective. At this time, however, the Company believes its involvement in asbestos litigation is not material to either its financial position or its results of operations.

        The Company and several former officers and/or directors of the Company or its predecessor are defendants in a consolidated, putative class action proceeding (Roth v. OfficeMax Inc., et. al, U.S. District Court, Northern District of Illinois) alleging violations of the Securities Exchange Act of 1934. The Complaint alleges, in summary, that the Company failed to disclose (a) that vendor income had been improperly recorded, (b) that the Company lacked internal controls necessary to ensure the proper reporting of revenue and compliance with generally accepted accounting principles, and (c) that the Company's 2004 and later results would be adversely affected by the Company's allegedly improper practices. The relief sought includes unspecified compensatory damages, interest and costs, including attorneys' fees. On September 21, 2005, the defendants filed a motion to dismiss the consolidated amended complaint, which is pending. The Company believes there are valid factual and legal defenses to these claims and intends to vigorously defend against them.

        In June 2005, the Company announced that the SEC issued a formal order of investigation arising from the Company's previously-announced internal investigation into its accounting for vendor income. The Company launched its internal investigation in December 2004 when the Company received claims by a vendor to its retail business that certain employees acted inappropriately in requesting promotional payments and in falsifying supporting documentation. The internal investigation was conducted under the direction of the Company's audit committee and was completed in March 2005. The Company is cooperating fully with the SEC.

        Putative derivative actions have been filed in the Circuit Courts of Cook County (Homstrom v. Harad, et al.) and DuPage County, Illinois (Bryan v. Anderson, et al.) against a number of current and former officers and/or directors of the Company or its predecessor in connection with alleged misrepresentation of financial results (and, in the case of one former director and officer, for allegedly selling Company common stock while in possession of material, non-public information concerning the Company's financial position and future prospects). Both derivative actions assert claims for breach of fiduciary duty and unjust enrichment, and the Homstrom complaint also includes claims for alleged abuse of control, mismanagement, and waste of corporate assets. The relief sought from the defendants includes recovery of costs incurred by the Company in its internal investigation and restatement, the disgorgement of compensation and, in the Homstrom case, the attorneys' fees incurred by the Company in defending the Roth putative class action and the Company's asserted exposure to a potentially substantial settlement or adverse judgment in the Roth case. The Company is a nominal defendant in the putative derivative actions and no monetary relief is sought from the Company. However, the Company has exposure in such cases for amounts it may be required to advance or incur on behalf of the individual defendants under its indemnification obligations.

        The Company is also involved in other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, the Company's recovery, if any, or liability, if any, under such pending litigation or administrative proceedings would not materially affect the Company's financial position or results of operations.

22.    Quarterly Results of Operations (unaudited)

        Summarized quarterly financial data is as follows:

	2005				2004
	First(a)	Second(b)	Third(c)	Fourth(d)	First(e)	Second(f)	Third	Fourth(g) (h)(i)(j)
	(millions, except per-share and stock price information)
Net sales	$2,322.8	$2,091.8	$2,287.7	$2,455.4	$3,529.6	$3,401.2	$3,650.9	$2,688.5
Income (loss) from continuing operations	(1)	(17)	(.4)	(23)	65	55	66	48
Loss from discontinued operations	(4)	(4)	(3)	(20)	(6)	(4)	(4)	(47)
Income (loss) before cumulative effect of accounting changes	(5)	(21)	(4)	(43)	59	51	62	1
Net income (loss)	(5)	(21)	(4)	(43)	59	51	62	1
Net income (loss) per common share from continuing operations(k)
Basic	(.03)	(.23)	(.02)	(.33)	.72	.60	.73	.51
Diluted	(.03)	(.23)	(.02)	(.33)	.67	.58	.69	.51
Net income (loss) per common share(k)
Basic	(.07)	(.28)	(.07)	(.62)	.65	.55	.68	(.02)
Diluted	(.07)	(.28)	(.07)	(.62)	.61	.53	.64	(.02)
Common stock dividends paid per share	.15	.15	.15	.15	.15	.15	.15	.15
Common stock prices(l)
High	34.84	34.12	33.60	32.99	35.26	38.01	37.75	35.21
Low	27.82	29.50	27.11	24.20	30.64	32.29	30.14	28.58
(a)
Includes $12.2 million of costs related to the early retirement of debt, $11.3 million in charges related to the severance or relocation of employees and a $9.8 million charge related to a legal settlement.

(b)
Includes $5.5 million in charges related to the severance or relocation of employees and $3.9 million in non-recurring professional fees.

(c)
Includes $10.4 million in costs, consisting primarily of severance and relocation payments to employees and accelerated depreciation of facilities and leasehold improvements, related to the headquarters consolidation; and $2.9 million in impairment charges for capitalized software.

(d)
Includes $17.9 million in store closing and impairment charges, $14.5 million in costs related to the headquarters consolidation, $5.4 million in costs related to international restructuring, $4.8 million in impairment charges for capitalized software and a $28.2 million pretax charge for the write-down of impaired assets at the Company's Elma, Washington manufacturing facility that is accounted for as a discontinued operation.

(e)
Includes a $59.9 million pretax gain for the sale of approximately 79,000 acres of timberland in western Louisiana.

(f)
Includes a $46.5 million pretax gain for the sale of the Company's 47% interest in Voyageur Panel.

(g)
Includes the results of the Boise Building Solutions and Boise Paper Solutions segments through October 28, 2004. On October 29, 2004, the Company completed the Sale and recognized a $280.6 million pretax gain. The reported amounts also include $19.0 million of expense related to the termination of certain interest rate swaps entered into in connection with the securitization transaction discussed in Note 15, Debt.

(h)
Includes $137.1 million of costs related to the early retirement of debt.

(i)
Includes a $67.8 million pretax charge for the write-down of impaired assets at the Company's Elma, Washington, manufacturing facility, which is accounted for as a discontinued operation. (See Note 3, Discontinued Operations.)

(j)
Includes $15.9 million of expense for one-time benefits costs granted to employees.

(k)
Quarters added together may not equal full year amount because each quarter is calculated on a stand-alone basis.

(l)
The Company's common stock (symbol OMX) is traded on the New York Stock Exchange.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
OfficeMax Incorporated:

        We have audited the accompanying consolidated balance sheets of OfficeMax Incorporated and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OfficeMax Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 8 to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations, and Emerging Issues Task Force Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, effective January 1, 2003.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OfficeMax Incorporated's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2006, expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
March 13, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
OfficeMax Incorporated:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting (Item 9A(b)), that OfficeMax Incorporated and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). OfficeMax Incorporated's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2005 and 2004, and the related consolidated statements of income, (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 13, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
March 13, 2006

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        We have had no disagreements with our independent accountants regarding accounting or financial disclosure matters.

ITEM 9A.    CONTROLS AND PROCEDURES

(a)
Evaluation of Disclosure Controls and Procedures

  As of the end of the period covered by this report, the chief executive officer and chief financial officer directed and supervised an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). The evaluation was conducted to determine whether the Company's disclosure controls and procedures were effective in bringing material information about the company to the attention of senior management. Based on this evaluation, our chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective in alerting them in a timely manner to material information that the Company is required to disclose in its filings with the Securities and Exchange Commission.

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

  Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

  Based on this assessment, management concluded that as of December 31, 2005, OfficeMax's internal control over financial reporting was effective.

  KPMG LLP, our independent registered public accounting firm, has issued an audit report on management's assessment of our internal control over financial reporting. That report appears on page 105.

(c)
Changes in Internal Control Over Financial Reporting

  There was no change in the company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-1(f) of the Exchange Act during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

(a)
None.

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors and nominees for director are presented under the caption "Board of Directors" in our proxy statement. This information is incorporated by reference.

        Our officers are elected by the board of directors and hold office until a successor is chosen or qualified or until their earlier resignation or removal. Certain of our officers have employment agreements, which are described under the caption "Executive Officer Agreements" in our proxy statement. This information is incorporated by reference. The following lists our executive officers covered by Section 16 of the Securities and Exchange Act of 1934 and gives a brief description of their business experiences as of February 28, 2006:

        Don Civgin, 44, was first elected an officer of the Company on October 3, 2005. Mr. Civgin became executive vice president, finance of the Company on October 3, 2005, and assumed the title of chief financial officer of the Company in November 2005. Prior to his election as executive vice president, finance of the Company, Mr. Civgin served as senior vice president and chief financial officer of General Binding Corporation, a designer, manufacturer and distributor of branded office equipment, related supplies and laminating equipment and films, from January 2002 to September 2005. From early 1997 to May 2001, Mr. Civgin was senior vice president—finance and senior vice president—merchandising operations of Montgomery Ward.

        Phillip P. DePaul, 36, was first elected an officer of the Company on November 1, 2004. Mr. DePaul has served as senior vice president and controller of the Company since 2004. Mr. DePaul previously served as senior vice president and controller of OfficeMax, Inc., beginning in 2000 and as director of financial planning of OfficeMax, Inc., beginning in 1998.

        Sam Duncan, 54, joined our board of directors in 2005. Mr. Duncan became the chairman, president and chief executive officer of the Company in 2005. Prior to his election as chief executive officer and president of the Company, Mr. Duncan was president and chief executive officer of ShopKo Stores, Inc., a multi-department retailer, from October 2002 to April 2005. From 1992 to 2002, Mr. Duncan held various merchandising and executive positions with Fred Meyer, Inc. (a division of The Kroger Co., a grocery retailer, since 1999), including: president of Fred Meyer from 2001 to October 2002 and president of Ralph's Supermarkets from 1998 to 2001. Mr. Duncan began his retail career in the supermarket industry in 1969 with Albertson's, Inc., where he held various merchandising positions until 1992.

        Michael D. Rowsey, 53, was first elected an officer of the Company on February 8, 2002. Mr. Rowsey has served as president-contract of the Company since 2004. Mr. Rowsey previously served as Boise Office Solutions division vice president from 2000 until 2001, and as division senior vice president in charge of logistics and strategic planning until December 2003, when he was promoted to president—contract.

        Ryan Vero, 36, was first elected as executive vice president, merchandising of the Company on November 1, 2004. Mr. Vero previously served as executive vice president, merchandising and marketing of OfficeMax, Inc., beginning in 2001 and executive vice president, e-commerce/direct of OfficeMax, Inc., beginning in 1995.

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

        We have adopted a Code of Ethics that applies to all OfficeMax employees and directors, including our senior financial officers. Copies of the Code are available, free of charge, on our website at www.officemax.com, by clicking on "About us," "Investors" and then "Code of Ethics." You also may obtain copies of this Code by contacting our Corporate Communications Department, 150 Pierce Road, Itasca, Illinois 60143, or by calling 630/438-7800. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to disclose such amendments or waivers by posting the required information on our website at the address above.

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning compensation of Officemax's executive officers and directors for the year ended December 31, 2005, is presented under the captions "Compensation Tables," "Other Benefit Plans," and "Director Compensation" in our proxy statement. This information is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)
Information concerning the security ownership of certain beneficial owners as of December 31, 2005, is set forth under the caption "Stock Ownership—Ownership of More Than 5% of OfficeMax Stock" in our proxy statement and is incorporated by reference.

(b)
Information concerning the security ownership of management as of December 31, 2005, is set forth under the caption "Stock Ownership—Directors and Executive Officers" in our proxy statement and is incorporated by reference.

(c)
Our shareholders have approved all of the company's equity compensation plans, including the Director Stock Compensation Plan (the "DSCP") and 2003 OfficeMax Incentive and Performance Plan (the "2003 Plan"), formerly the Boise Incentive and Performance Plan. These plans are designed to further align our directors' and management's interests with the company's long-term performance and the long-term interests of our shareholders. In December 2003, our shareholders also approved an amendment increasing the number of shares of common stock available for issuance under the 2003 Plan. The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 31, 2005.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders	6,754,951	(1)	$27.61	4,568,233	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	6,754,951		$27.61	4,568,233

(1)
Includes 62,233 shares issuable under our Director Stock Compensation Plans, 108,500 shares issuable under our Director Stock Option Plan, 5,248,612 shares issuable under our Key Executive Stock Option Plan, 110,429 shares issuable under our 2001 Key Executive Deferred Compensation Plan, and 1,225,177 shares issuable under the OfficeMax Incentive and Performance Plan. The Director Stock Option Plan and Key Executive Stock Option Plan have been replaced by the OfficeMax Incentive and Performance Plan.

(2)
Of these shares 53,491 were issuable under the Director Stock Compensation Plan and 4,514,742 were issuable under our OfficeMax Incentive and Performance Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning certain relationships and related transactions during 2005 is set forth under the caption "Director Independence" in our proxy statement and is incorporated by reference.

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

 PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as a part of this Form 10-K:

(1)
Consolidated Financial Statements.

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are presented in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

•
Consolidated Balance Sheets as of December 31, 2005 and 2004.

•
Consolidated Statements of Income (Loss) for the years ended December 31, 2005, 2004 and 2003.

•
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

•
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2005, 2004 and 2003.

•
Notes to Consolidated Financial Statements.

•
Report of Independent Registered Public Accounting Firm.

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

OfficeMax Incorporated
	By	/s/ SAM K. DUNCAN Sam K. Duncan Chief Executive Officer
Dated: March 13, 2006

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 13, 2006.

Signature	Capacity

(i) Principal Executive Officer:
/s/ SAM K. DUNCAN Sam K. Duncan	Chief Executive Officer
(ii) Principal Financial Officer:
/s/ DON CIVGIN Don Civgin	Executive Vice President and Chief Financial Officer
(iii) Principal Accounting Officer:
/s/ PHILLIP P. DEPAUL Phillip P. DePaul	Senior Vice President and Controller
(iv) Directors:
/s/ WARREN F. BRYANT Warren F. Bryant	/s/ BRIAN C. CORNELL Brian C. Cornell
/s/ SAM K. DUNCAN Sam K. Duncan	/s/ RAKESH GANGWAL Rakesh Gangwal
/s/ EDWARD E. HAGENLOCKER Edward E. Hagenlocker	/s/ MONTE R. HAYMON Monte R. Haymon
/s/ GARY G. MICHAEL Gary G. Michael	/s/ A. WILLIAM REYNOLDS A. William Reynolds
/s/ FRANCESCA RUIZ DE LUZURIAGA Francesca Ruiz de Luzuriaga	/s/ JANE E. SHAW Jane E. Shaw
/s/ DAVID M. SZYMANSKI David M. Szymanski	/s/ CAROLYN M. TICKNOR Carolyn M. Ticknor

Consent of Independent Registered Public Accounting Firm

To the Board of Directors of OfficeMax Incorporated:

        We consent to the incorporation by reference in the registration statements (Nos. 33-28595, 33-21964, 33-31642, 333-105223, 333-37124, 333-86425, 333-86427, 333-61106 and 333-110397) on Form S-8; and the registration statements (Nos. 333-41033, 333-74450 and 333-86362) on Form S-3 of OfficeMax Incorporated of our report dated March 13, 2006, with respect to the consolidated balance sheets of OfficeMax Incorporated as of December 31, 2005 and 2004, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2005, management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which reports appear in the December 31, 2005, annual report on Form 10-K of OfficeMax Incorporated.

/s/ KPMG LLP
Chicago, IL March 13, 2006

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed with the Annual Report on Form 10-K for the Year Ended December 31, 2005

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated as of July 13, 2003, among Boise Cascade Corporation (now OfficeMax Incorporated), Challis Corporation, and OfficeMax, Inc.	8-K	001-05057	2	7/14/03
2.2	Asset Purchase Agreement dated July 26, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise Southern Company, Minidoka Paper Company and Forest Products Holdings, L.L.C., and Boise Land & Timber Corp.	8-K	001-05057	2	7/28/04
3.1	Restated Certificate of Incorporation, as restated to date	10-Q	001-05057	3.1	11/9/04
3.2	Bylaws, as amended March 11, 2005	10-K	001-05057	3.2	3/16/05
4.1(1)	Trust Indenture between Boise Cascade Corporation (now OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended	S-3	33-5673	4	5/13/86
4.2	Loan and Security Agreement dated as of June 24, 2005	8-K	001-05057	10.1	6/30/05
4.3	Renewed Rights Agreement, as amended and restated as of December 12, 2003	10-K	001-05057	4.3	3/2/04
9	Inapplicable
10.1(a)	Paper Purchase Agreement between Boise White Paper, L.L.C., OfficeMax Contract, Inc., and OfficeMax North America, Inc.	10-Q	001-05057	10.1	11/9/04
10.2	Additional Consideration Agreement between Boise Cascade Corporation (now OfficeMax Incorporated) and Boise Cascade, L.L.C. dated October 29, 2004	10-Q	001-05057	10.2	11/9/04

10.3	Installment Note for $559,500,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.3	11/9/04
10.4	Installment Note for $258,000,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Southern Company (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.4	11/9/04
10.5	Installment Note for $817,500,000 between Boise Land & Timber II, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.5	11/9/04
10.6	Guaranty by Wachovia Corporation dated October 29, 2004	10-Q	001-05057	10.6	11/9/04
10.7	Guaranty by Lehman Brothers Holdings Inc. dated October 29, 2004	10-Q	001-05057	10.7	11/9/04
10.8†	Employment Agreement between Boise Cascade Office Products Corporation (now OfficeMax Contract, Inc.) and Phillip P. DePaul dated December 10, 2003	10-Q	001-05057	10.9	11/9/04
10.9†,(2)	Employment Agreement between Boise Cascade Corporation (now OfficeMax Incorporated) and George J. Harad dated October 29, 2004, as amended	10-Q	001-05057	10.10	11/9/04
10.10	Registration Rights Agreement among Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C. dated October 29, 2004	10-Q	001-05057	10.11	11/9/04
10.11	Registration Rights Agreement among Kooskia Investment Corporation, Forest Products Holdings, L.L.C., and Boise Land & Timber Holdings Corp., dated October 29, 2004	10-Q	001-05057	10.12	11/9/04
10.12	Boise Cascade Holdings, L.L.C., Operating Agreement dated October 29, 2004	10-Q	001-05057	10.13	11/9/04

10.13	Securityholders Agreement among Boise Cascade Corporation (now OfficeMax incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004	10-Q	001-05057	10.14	11/9/04
10.14	Stockholders Agreement among Kooskia Investment Corporation, Forest Products Holdings, L.L.C., and Boise Land & Timber Holdings Corp., dated October 29, 2004	10-Q	001-05057	10.15	11/9/04
10.15	Interest Rate Swap Agreement dated October 27, 2004, between J. Aron & Company and OfficeMax Incorporated	8-K	001-05057	10.1	11/2/04
10.16	Interest Rate Swap Agreement dated October 27, 2004, between J. Aron & Company and Boise Southern Company	8-K	001-05057	10.2	11/2/04
10.17	Purchase Agreement dated December 13, 2004, between OMX Timber Finance Investments I, LLC, OMX Timber Finance Investments II, LLC, OfficeMax Incorporated, Wachovia Capital Markets, LLC, and Lehman Brothers Inc.	8-K	001-05057	10.1	12/17/04
10.18	Indemnification Agreement dated December 13, 2004, between Wachovia Corporation, Lehman Brothers Holdings Inc., OMX Timber Finance Investments I, LLC, OMX Timber Finance Investments II, LLC, OfficeMax Incorporated, Wachovia Capital Markets, LLC, Lehman Brothers Inc.	8-K	001-05057	10.2	12/17/04
10.19†	Executive Savings Deferral Plan	8-K	001-05057	10.2	12/15/04
10.20†	2005 Deferred Compensation Plan	8-K	001-05057	10.3	12/15/04
10.21†	2005 Directors Deferred Compensation Plan	8-K	001-05057	10.4	12/15/04
10.22†	Directors Compensation Summary Sheet	8-K	001-05057	10.5	12/15/04
10.23†	Form of Director Restricted Stock Award Agreement	8-K	001-05057	10.6	12/15/04
10.24†	Form of OfficeMax Incorporated Nonstatutory Stock Option Agreement	8-K	001-05057	10.1	1/6/05

10.25†	Executive Life Insurance Program	8-K	001-05057	10.1	2/16/05
10.26†	Officer Annual Physical Program	8-K	001-05057	10.2	2/16/05
10.27†	Financial Counseling Program	8-K	001-05057	10.3	2/16/05
10.28†	Form of Amended 2005 Annual Incentive Award Agreement	10-K	001-05057	10.29	3/16/05
10.29†	2004 Retention Bonus Plan	10-K	001-05057	10.30	3/16/05
10.30†	Executive Officer Mandatory Retirement Policy	10-K	001-05057	10.31	3/16/05
10.31†	Form of Severance Agreement with Executive Officer (for executive officer not covered by Supplement Early Retirement Plan)	10-K	001-05057	10.32	3/16/05
10.32†	1982 Executive Officer Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.4	3/2/04
10.33†	Nonbusiness Use of Corporate Aircraft Policy, as amended	10-K	001-05057	10.13	3/14/94
10.34†	Supplemental Early Retirement Plan for Executive Officers, as amended through September 26, 2003	10-K	001-05057	10.6	3/2/04
10.35†	Boise Cascade Corporation (now OfficeMax Incorporated) Supplemental Pension Plan, as amended through September 26, 2003	10-K	001-05057	10.7	3/2/04
10.36†	Form of Severance Agreement with Executive Officer (for executive officer covered by Supplemental Early Retirement Plan)	10-K	001-05057	10.37	3/16/05
10.37†	1984 Key Executive Stock Option Plan, as amended through September 26, 2003	10-K	001-05057	10.9	3/2/04
10.38†	1980 Split Dollar Life Insurance Plan, as amended through September 25, 2003	10-K	001-05057	10.10	3/2/04
10.39†	Form of Agreement with Executive Officers, as amended through September 26, 2003 (for executive officers who were employees of Boise Cascade Corporation)	10-K	001-05057	10.11	3/2/04
10.40†	Supplemental Healthcare Plan for Executive Officers, as amended through January 1, 2003	10-K	001-05057	10.13	3/4/03

10.41†	Executive Officer Severance Pay Policy, as amended	8-K	001-05057	10.3	2/15/06
10.42†	Form of Directors' Indemnification Agreement, as revised September 26, 2003	10-K	001-05057	10.15	3/2/04
10.43†,(3)	Deferred Compensation and Benefits Trust, as amended for the Form of Sixth Amendment dated May 1, 2001	10-Q	001-05057	10	11/13/01
10.44†	Director Stock Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.17	3/2/04
10.45†	Directors Stock Option Plan, as amended through September 26, 2003	10-K	001-05057	10.18	3/2/04
10.46†	Form of Agreement with Executive Officers, as amended through September 26, 2003 (for Boise Office Solutions employees who were executive officers of Boise Cascade Corporation)	10-K	001-05057	10.22	3/2/04
10.47†	2001 Key Executive Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.23	3/2/04
10.48†	2001 Board of Directors Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.24	3/2/04
10.49†	Key Executive Performance Unit Plan, as amended through September 26, 2003	10-K	001-05057	10.25	3/2/04
10.50†	2003 Director Stock Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.26	3/2/04
10.51†	2003 Boise (now OfficeMax) Incentive and Performance Plan, as amended through December 12, 2003	10-K	001-05057	10.27	3/2/04
10.52†	OfficeMax Cash Incentive Plan (effective March 11, 2005) and form of 2005 Cash Incentive Award Agreement	10-K	001-05057	10.53	3/16/05
10.53†	Form of 2005 Restricted Stock Unit Award Agreement	10-K	001-05057	10.54	3/16/05

10.54†	Employment Agreement between Boise Cascade Office Products Corporation (now OfficeMax Contract, Inc.) and Ryan Vero dated December 10, 2003	10-K/A	001-05057	10.55	3/24/05
10.55†	Settlement and Release Agreement by and between Gary J. Peterson and OfficeMax Contract, Inc. dated March 22, 2005	8-K	001-05057	10.1	4/1/05
10.56†	Employment Agreement between OfficeMax Incorporated and Sam Duncan dated April 15, 2005	8-K	001-05057	10.1	4/20/05
10.57†	Nonstatutory Stock Option Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—70,000 shares	8-K	001-05057	10.2	4/20/05
10.58†	Nonstatutory Stock Option Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—180,000 shares	8-K	001-05057	10.3	4/20/05
10.59†	Restricted Stock Unit Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—35,000 units	8-K	001-05057	10.4	4/20/05
10.60†	Restricted Stock Unit Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—15,000 units	8-K	001-05057	10.5	4/20/05
10.61†	2005 Annual Incentive Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005	8-K	001-05057	10.6	4/20/05
10.62	Amended and Restated Going Public Agreement dated as of May 17, 2005	8-K	001-05057	10.1	5/23/05
10.63	Third Amended and Restated Receivables Sale Agreement, dated as of June 20, 2005	8-K	001-05057	10.1	6/24/05
10.64†	Letter Agreement between OfficeMax Incorporated and Christopher C. Milliken, effective July 13, 2005	8-K	001-05057	10.1	7/19/05
10.65†	Form of 2005 Director Restricted Stock Unit Award Agreement	8-K	001-05057	10.1	8/2/05
10.66†	Letter Agreement between OfficeMax Incorporated and Don Civgin	8-K	001-05057	10.1	10/7/05

10.67†	Restricted Stock Unit Award Agreement between OfficeMax Incorporated and Don Civgin dated October 4, 2005	8-K	001-05057	10.2	10/7/05
10.68†	Nonstatutory Stock Option Award Agreement between OfficeMax Incorporated and Don Civgin dated October 4, 2005	8-K	001-05057	10.3	10/7/05
10.69†	Nondisclosure and Noncompetition Agreement between OfficeMax Incorporated and Don Civgin dated October 4, 2005	8-K	001-05057	10.4	10/7/05
10.70†	Amendment to the OfficeMax Incorporated 2003 Director Stock Compensation Plan	8-K	001-05057	99.1	12/14/05
10.71†	Amendment to OfficeMax Incorporated Executive Savings Deferral Plan	8-K	001-05057	99.2	12/14/05
10.72†	Amendment to 2003 OfficeMax Incentive and Performance Plan	8-K	001-05057	99.3	12/14/05
10.73†	Form of 2006 Annual Incentive Award Agreement	8-K	001-05057	10.1	2/15/06
10.74†	Form of 2006 Restricted Stock Unit Award Agreement	8-K	001-05057	10.2	2/15/06
12.1	Ratio of Earnings to Fixed Charges					X
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements					X
13	Inapplicable
14(4)	Code of Ethics
16	Inapplicable
18	Inapplicable
21	Significant subsidiaries of the registrant					X
22	Inapplicable
23	Consent of KPMG LLP, independent registered public accounting firm (see page 111)					X
24	Inapplicable
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated	X

†
Indicates exhibits that constitute management contracts or compensatory plans or arrangements.

(a)
Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

(1)
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

(2)
The First Amendment to Employment Agreement with George J. Harad was filed as exhibit 10.1 in our Current Report on Form 8-K filed on December 15, 2004. The document referenced in this footnote is incorporated by reference.

(3)
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
  Boise Paper Solutions
  Timber Resources
  Competition
  Inflationary and Seasonal Influences
  Environmental Matters
  Capital Investment
  Acquisitions and Divestitures
  Geographic Areas
  Identification of Executive Officers
  Employees
  ITEM 1A. RISK FACTORS
  ITEM 1B. UNRESOLVED STAFF COMMENTS
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
  Recent Developments and 2006 Outlook
  Sale of Paper, Forest Products and Timberland Assets
  Change in Fiscal Year End
  Results of Operations, Consolidated
  Operating Results
  2005 Compared with 2004
  2004 Compared With 2003
  Segment Discussion
  OfficeMax, Contract
  OfficeMax, Retail
  Corporate and Other
  Boise Building Solutions
  2004 Compared With 2003
  Boise Paper Solutions
  Discontinued Operations
  OfficeMax, Inc. Acquisition
  Integration and Facility Closures
  Liquidity and Capital Resources
  Operating Activities
  Investment Activities
  Financing Activities
  Financing Arrangements
  Contractual Obligations
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