Form 10-Q
period 2006-04-01
OFFICEMAX INC
filed 2006-05-10
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 1-5057

OFFICEMAX INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	82-0100960
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
150 Pierce Road
Itasca, Illinois	60143
(Address of principal executive offices)	(Zip Code)

(630) 438-7800
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 29, 2006
Common Stock, $2.50 par value	71,131,185

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income (Loss)
(thousands, except per-share amounts)

	Quarter Ended
	April 1, 2006	March 26, 2005
	(unaudited)
Sales	$2,423,537	$2,322,800
Cost of goods sold and occupancy costs	1,796,783	1,755,516
Gross profit	626,754	567,284
Operating expenses:
Operating and selling	433,045	450,302
General and administrative	89,233	92,464
Other operating, net	112,840	10,386
Operating income (loss)	(8,364)	14,132
Debt retirement expense	—	(12,155)
Interest expense	(31,503)	(31,191)
Interest income	21,114	31,869
Other, net	(2,166)	770
Income (loss) from continuing operations before income taxes and minority interest	(20,919)	3,425
Income taxes	7,994	(3,516)
Income (loss) from continuing operations before minority interest	(12,925)	(91)
Minority interest, net of income tax	(1,181)	(909)
Income (loss) from continuing operations	(14,106)	(1,000)
Discontinued operations:
Operating loss	(17,972)	(7,025)
Income tax benefit	6,991	2,733
Loss from discontinued operations	(10,981)	(4,292)
Net income (loss)	(25,087)	(5,292)
Preferred dividends	(1,009)	(1,106)
Net income (loss) applicable to common shareholders	$(26,096)	$(6,398)
Basic income (loss) per common share:
Continuing operations	$(0.21)	$(0.03)
Discontinued operations	(0.16)	(0.04)
Basic income (loss) per common share	$(0.37)	$(0.07)
Diluted income (loss) per common share:
Continuing operations	$(0.21)	$(0.03)
Discontinued operations	(0.16)	(0.04)
Diluted income (loss) per common share	$(0.37)	$(0.07)

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands)

	April 1, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,644	$72,198
Receivables, net	546,490	596,724
Related party receivables	6,222	3,520
Inventories	914,497	1,114,570
Deferred income taxes	118,585	105,820
Other	49,292	49,217
Total current assets	1,711,730	1,942,049

Property and equipment:
Land and land improvements	38,408	38,537
Buildings and improvements	358,753	359,481
Machinery and equipment	694,036	685,545
Total property and equipment	1,091,197	1,083,563
Accumulated depreciation	(563,968)	(548,118)
Net property and equipment	527,229	535,445

Goodwill	1,209,534	1,218,200
Intangible assets, net	201,521	205,232
Investments in affiliates	175,000	175,000
Timber notes receivable	1,635,000	1,635,000
Restricted investments	22,377	22,377
Deferred charges	46,699	52,810
Other non-current assets	484,093	486,029
Total assets	$6,013,183	$6,272,142

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands, except share amounts)

	April 1, 2006	December 31, 2005
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$29,678	$18,666
Current portion of long-term debt	45,785	68,648
Accounts payable:
Trade	706,711	949,287
Related parties	36,969	42,166
Accrued expenses and other current liabilities:
Compensation and benefits	139,241	147,184
Other	399,660	352,537
Liabilities related to assets held for sale	20,748	9,838
Total current liabilities	1,378,792	1,588,326

Long-term debt:
Long-term debt, less current portion	384,550	407,242
Timber notes securitized	1,470,000	1,470,000
Total long-term debt	1,854,550	1,877,242

Other long-term obligations:
Compensation and benefits	529,815	538,830
Deferred gain on sale of assets	179,757	179,757
Other long-term obligations	355,728	324,853
	1,065,300	1,043,440

Minority interest	28,975	27,455
Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 1,216,335 and 1,216,335 shares outstanding	54,735	54,735
Common stock—$2.50 par value; 200,000,000 shares authorized; 70,859,903 and 70,804,612 shares outstanding	177,114	176,977
Additional paid-in capital	753,652	747,805
Retained earnings	860,546	898,283
Accumulated other comprehensive loss	(160,481)	(142,121)
Total shareholders’ equity	1,685,566	1,735,679

Total liabilities and shareholders’ equity	$6,013,183	$6,272,142

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Quarter Ended
	April 1, 2006	March 26, 2005
	(unaudited)
	(thousands)
Cash provided by (used for) operations:
Net income (loss)	$(25,087)	$(5,292)
Items in net income (loss) not using (providing) cash:
Equity in net income of affiliates	(1,428)	(1,302)
Depreciation and amortization	31,114	35,848
Minority interest, net of income tax	1,181	909
Pension and other postretirement benefits expense	4,271	6,819
Discontinued operations	11,210	(2,733)
Other	8,566	3,201
Changes other than from acquisition of business:
Receivables	50,234	(80,454)
Inventories	200,073	151,744
Accounts payable and accrued liabilities	(214,362)	(296,028)
Current and deferred income taxes	(15,184)	(131,332)
Other	21,357	(12,635)
Cash provided by (used for) operations	71,945	(331,255)
Cash used for investment:
Expenditures for property and equipment	(23,321)	(25,375)
Acquisitions of businesses	—	(22,272)
Discontinued operations	—	1,718
Other	596	335
Cash used for investment	(22,725)	(45,594)
Cash used for financing:
Cash dividends paid on common stock	(10,620)	(13,933)
Short-term borrowings (repayments), net	11,012	(3,882)
Payments of long-term debt	(45,466)	(115,544)
Other	300	14,444
Cash used for financing	(44,774)	(118,915)
Increase (decrease) in cash and cash equivalents	4,446	(495,764)
Cash and cash equivalents at beginning of period	72,198	1,242,542
Cash and cash equivalents at end of period	$76,644	$746,778

See accompanying notes to quarterly consolidated financial statements.

Notes to Quarterly Consolidated Financial Statements (Unaudited)

1.                   Basis of Presentation

OfficeMax Incorporated (“OfficeMax,” the “Company” or “we”), which was formerly known as Boise Cascade Corporation, is a leader in both business-to-business and retail office products distribution. The Company provides office supplies and paper, print and document services, technology products and solutions and furniture to large, medium and small businesses, governmental offices, and consumers. OfficeMax customers are serviced by approximately 35,000 associates through direct sales, catalogs, the Internet and a network of retail stores located throughout the United States, Canada, Australia, New Zealand and Mexico. The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol OMX. The Company’s corporate headquarters is located in Itasca, Illinois, and the OfficeMax website address is www.officemax.com.

On December 9, 2003, the Company completed the acquisition of OfficeMax, Inc. (the “Acquisition”), primarily a retail office products distributor. References to the OfficeMax, Inc. Acquisition and OfficeMax, Inc. Integration herein refer to Boise Cascade Corporation’s acquisition of OfficeMax, Inc. and the related integration activities.

On October 29, 2004, the Company sold substantially all of its paper, forest products and timberland assets for approximately $3.7 billion in cash and other consideration to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC (the “Sale”). The Company changed its name from Boise Cascade Corporation to OfficeMax Incorporated in connection with the sale of the paper, forest products and timberland assets.

Effective March 11, 2005, the Company amended its bylaws to make its fiscal year-end the last Saturday in December. Prior to this change, all of the Company’s businesses except for its U.S. retail operations had a December 31 fiscal year-end. The U.S. retail operations maintained a fiscal year that ended on the last Saturday in December. Fiscal year 2005 ended on December 31, 2005 for all reportable segments and businesses, and included 53 weeks for the Retail segment. Fiscal year 2006 ends on December 30, 2006. First quarter 2006 ended on April 1, 2006 and included 13 weeks for all reportable segments and businesses. First quarter 2005 ended on March 26, 2005 and included 13 weeks for all reportable segments and businesses except for domestic operations of the Contract segment. Due primarily to statutory requirements, the Company’s international businesses have maintained their December 31 year-ends.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results are likely to differ from those estimates but management does not believe such differences will materially affect the Company’s financial position, results of operations or cash flows. Significant items subject to such estimates and assumptions include the recognition of vendor rebates and allowances; the carrying amount of property and equipment, intangibles and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; store closing reserves and environmental liabilities; and assets and obligations related to employee benefits.

The Company has prepared the quarterly consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and footnote disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. These quarterly consolidated financial statements should be read together with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

2.                   Discontinued Operations

In December 2004, the Company’s board of directors authorized management to pursue the divestiture of a facility near Elma, Washington that manufactured integrated wood-polymer building materials. The board of directors and management concluded that the operations of the facility were no longer consistent with the Company’s strategic direction. As a result of that decision, the Company recorded the facility’s assets as held for sale on the Consolidated Balance Sheets and reported the results of its operations and planned divestiture as discontinued operations.

During 2005, the Company experienced unexpected difficulties in achieving anticipated levels of production at the facility. These issues delayed the process of identifying and qualifying a buyer for the business. While management made substantial progress in addressing the manufacturing issues that caused production to fall below plan, during the fourth quarter of 2005, the Company concluded that the Company was unable to attract a buyer in the near term and elected to cease operations at the facility during the first quarter of 2006.

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded pre-tax charges of $67.8 million in the fourth quarter of 2004 and $28.2 million in the fourth quarter of 2005 to reduce the carrying value of the long-lived assets of the Elma, Washington facility to their estimated fair value. During the first quarter of 2006, management ceased operations at the facility and recorded pre-tax expenses of $18.0 million for contract termination and other closure costs. These charges and expenses were reflected within discontinued operations in the Consolidated Statements of Income (Loss).

3.                   Integration and Facility Closures

Integration Activities and Facility Closures

The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically viable. Costs associated with the planned closure and consolidation of acquired facilities were accounted for under Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” and recognized as liabilities in connection with the acquisition and charged to goodwill. Costs incurred in connection with all other business integration activities have been recognized in the Consolidated Statements of Income (Loss).

During the first quarter of 2006, the Company closed 109 underperforming, domestic retail stores and recorded a pre-tax charge of $98.6 million, including $11.3 million for employee severance, asset write-off and impairment and and other closure costs and $87.3 million of estimated future lease obligations. The provision for estimated future lease obligations represents the estimated fair value of the obligations and is net of anticipated sublease income of $136.4 million.

In September 2005, the board of directors approved a plan to relocate and consolidate the Company’s retail headquarters in Shaker Heights, Ohio and its existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois. The consolidation process is expected to be completed during the second half of 2006. Management expects the total cost for severance, retention, contract termination costs and accelerated depreciation related to the headquarters consolidation will be $45 to $55 million on a pre-tax basis. In addition, the Company expects to incur expenses for personnel training, recruiting and relocation related to the headquarters consolidation of approximately $20 million during 2006. The estimated costs related to the headquarters consolidation do not include potential savings from expected efficiencies and tax incentives.

During the first quarter of 2006, the Company recorded charges totaling $15.7 million related to the headquarters consolidation in the Corporate and Other segment, including amounts for severance, retention, contract termination costs and accelerated depreciation as well as amounts for personnel training, recruiting and relocation. To-date, including amounts recognized during the third and fourth quarters of 2005 and the first quarter of 2006, the Company has expensed approximately $40.7 million of costs related to the headquarters consolidation.

At April 1, 2006, approximately $89.2 million of the integration and facility closure reserve was included in accrued expenses and other current liabilities, other, and $99.5 million was included in other long-term liabilities. Integration and facility closure reserve account activity during the first quarter of 2006, including activity related to the retail store closures and the headquarters consolidation, was as follows:

	Lease\ Contract Terminations	Severance\ Retention	Asset Write-off & Impairment	Other	Total
	(thousands)
Balance at December 31, 2005	$91,455	$21,502	$—	$739	$113,696
Charges to income	87,338	9,304	9,062	8,564	114,268
Charges to goodwill	—	—	—	—	—
Credits to income	—	—	—	—	—
Cash payments	(17,796)	(6,087)	—	(6,922)	(30,805)
Non-cash charges	—	—	(9,062)	(685)	(9,747)
Accretion	1,272	—	—	—	1,272
Balance at April 1, 2006	$162,269	$24,719	$—	$1,696	$188,684

4.      Net Income (Loss) Per Common Share

Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by weighted average shares outstanding.

	Quarter Ended
	April 1, 2006	March 26, 2005
	(thousands, except per share amounts)
Basic income (loss) per common share:
Income (loss) from continuing operations	$(14,106)	$(1,000)
Preferred dividends	(1,009)	(1,106)
Basic income (loss) before discontinued operations	(15,115)	(2,106)
Loss from discontinued operations	(10,981)	(4,292)
Basic income (loss)	$(26,096)	$(6,398)
Average shares used to determine basic income (loss) per common share	70,833	92,956
Basic income (loss) per common share:
Continuing operations	$(0.21)	$(0.03)
Discontinued operations	(0.16)	(0.04)
Basic income (loss) per common share	$(0.37)	$(0.07)

	Quarter Ended
	April 1, 2006	March 26, 2005
	(thousands, except per share amounts)
Diluted income (loss) per common share:
Basic income (loss) before discontinued operations	$(15,115)	$(2,106)
Preferred dividends eliminated	—	—
Supplemental ESOP contribution	—	—
Diluted income (loss) before discontinued operations	(15,115)	(2,106)
Loss from discontinued operations	(10,981)	(4,292)
Diluted income (loss)	$(26,096)	$(6,398)
Average shares used to determine basic income (loss) per common share	70,833	92,956
Restricted stock, stock options and other	—	—
Series D Convertible Preferred Stock	—	—
Average shares used to determine diluted income (loss) per common share (a)	70,833	92,956
Diluted income (loss) per common share:
Continuing operations	$(0.21)	$(0.03)
Discontinued operations	(0.16)	(0.04)
Diluted income (loss) per common share	$(0.37)	$(0.07)

(a)           Options to purchase 5.7 million and 7.3 million shares of common stock were outstanding during the quarters ended April 1, 2006 and March 26, 2005, respectively, but were not included in the computation of diluted income (loss) per common share because the impact would have been anti-dilutive due to the net loss recognized in those quarters.

5.                   Other Operating, Net

The components of “Other operating, net” in the Consolidated Statements of Income (Loss) are as follows:

	Quarter Ended
	April 1, 2006	March 26, 2005
	(thousands)
Legal reserve (a)	$—	$9,800
Integration and facility closures (b)	114,268	—
Equity in net income of affiliates	(1,428)	(1,302)
Other, net	—	1,888
	$112,840	$10,386

(a)             Legal settlement with the Department of Justice recorded in the OfficeMax, Contract segment.

(b)            See Note 3, Integration and Facility Closures.

6.                   Income Taxes

During the quarters ended April 1, 2006 and March 26, 2005, the Company paid income taxes, net of refunds received, of $3.0 million and $131.2 million, respectively.

7.                   Comprehensive Income (Loss)

Comprehensive income (loss) includes the following:

	Quarter Ended
	April 1, 2006	March 26, 2005
	(thousands)
Net income (loss)	$(25,087)	$(5,292)
Other comprehensive income (loss):
Foreign currency translation adjustment	(18,360)	(2,483)
Comprehensive income (loss)	$(43,447)	$(7,775)

8.                   Sales of Accounts Receivable

The Company sells, on a revolving basis, an undivided interest in a defined pool of receivables while retaining a subordinated interest in a portion of the receivables. The receivables are sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. The Company continues servicing the sold receivables and charges the third party conduits a monthly servicing fee at market rates. The program qualifies for sale treatment under SFAS 140. At April 1, 2006 and December 31, 2005, $174.0 million and $163.0 million of sold accounts receivable were excluded from receivables in the accompanying Consolidated Balance Sheets. The Company’s subordinated retained interest in the transferred receivables was $105.8 million and $73.3 million at April 1, 2006 and December 31, 2005, respectively, and is included in receivables, net in the Consolidated Balance Sheets.

9.                   Investments in Affiliates

In connection with the Sale, the Company invested $175 million in the equity units of affiliates of Boise Cascade, L.L.C. A portion (approximately $66 million) of the equity units received in exchange for the Company’s investment carry no voting rights. This investment is accounted for under the cost method as the Company has less than a 20 percent voting interest in Boise Cascade, L.L.C. and does not have the ability to significantly influence its operating and financial policies. This investment is included in investments in affiliates in the Consolidated Balance Sheets.

The Boise Cascade, L.L.C. non-voting equity units accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of any June and December. The Company recognized dividend income on this investment of $1.4 million and $1.3 million for the quarters ended April 1, 2006 and March 26, 2005, respectively.

10.            Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. In accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” we assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We completed our annual assessment in accordance with the provisions of the standard during the first quarter of 2006 and 2005, and concluded there was no impairment. During the first quarter of 2006 and 2005, we also evaluated the remaining useful lives of our finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives. We determined that no adjustments to the useful lives of our finite-lived purchased intangible assets were necessary.

Changes in the carrying amount of goodwill by segment are as follows:

	OfficeMax, Contract	OfficeMax, Retail	Total
	(thousands)
Balance at December 31, 2005	$523,537	$694,663	$1,218,200
Effect of foreign currency translation	(8,539)	—	(8,539)
Other	(127)	—	(127)
Balance at April 1, 2006	$514,871	$694,663	$1,209,534

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

	April 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,100	$—	$173,100
Customer lists and relationships	34,035	(13,799)	20,236
Noncompete agreements	12,852	(6,244)	6,608
Exclusive distribution rights	3,145	(1,568)	1,577
	$223,132	$(21,611)	$201,521

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,100	$—	$173,100
Customer lists and relationships	36,438	(13,438)	23,000
Noncompete agreements	12,852	(5,577)	7,275
Exclusive distribution rights	3,508	(1,651)	1,857
	$225,898	$(20,666)	$205,232

Intangible asset amortization expense totaled $1.7 million and $1.5 million for the quarters ended April 1, 2006, and March 31, 2005, respectively.

11.                Timber Notes Receivable

In October 2004, OfficeMax sold its timberlands as part of the Sale. In exchange for the timberlands, the Company received timber installment notes receivable in the amount of $1,635 million, which were credit enhanced with guarantees. The guarantees were issued by highly-rated financial institutions and were secured by the pledge of underlying collateral notes issued by the credit enhancement banks. The timber installment notes receivable are 15-year non-amortizing. There are two notes that total $817.5 million bearing interest at 4.982% and a third note in the amount of $817.5 million bearing interest at 5.112%. Interest earned on all of the notes is received semiannually. See sub-caption “Timber Notes” in Note 12, Debt, for additional information concerning a securitization transaction involving the timber installment notes receivable.

12.                Debt

Credit Agreements

On June 24, 2005, the Company entered into a loan and security agreement for a new revolving credit facility. The revolving credit facility permits the Company to borrow up to the maximum aggregate borrowing amount, which is equal to the lesser of (i) a percentage of the value of certain eligible inventory less certain reserves or (ii) $500 million. There were $29.7 million and $18.7 million in borrowings outstanding under the revolver as of April 1, 2006 and December 31, 2005, respectively. The minimum and maximum amounts outstanding under the revolving credit facility were $2.9 million and $122.0 million, respectively, during the quarter ended April 1, 2006. The average amount outstanding under the revolving credit facility during the quarter ended April 1, 2006 was $71.6 million. Letters of credit, which may be issued under the revolver up to a maximum of $100 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolver totaled $80.2 million as of April 1, 2006. As of April 1, 2006, the maximum aggregate borrowing amount available under the revolver was $441.2 million and excess availability under the revolver was $331.3 million.

Borrowings under the revolver bear interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolver depending on the level of average excess availability. For borrowings outstanding under the revolver during the quarter ended April 1, 2006, the weighted average interest rate was equal to 7.6%. Fees on letters of credit issued under the revolver were charged at a weighted average rate of 1.125%. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit of $500 million exceeds the average daily outstanding borrowings and letters of credit.

Borrowings under the revolver are secured by a lien on substantially all inventory and related proceeds. The revolving loan and security agreement contains customary conditions to borrowing including a monthly calculation of excess borrowing availability and reporting compliance. Covenants in the revolver agreement restrict the amount of letters of credit that may be issued, dividend distributions and other uses of cash if excess availability is less than $75 million. At April 1, 2006, the Company was in compliance with all covenants under the revolver agreement. The revolver expires on June 24, 2010.

Timber Notes

In October 2004, the Company sold its timberlands as part of the Sale and received credit-enhanced timber installment notes receivable in the amount of $1,635 million. (See Note 11, Timber Notes Receivable.) In December 2004, the Company completed a securitization transaction in which its interest in the timber installment notes receivable and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries that were designated to be qualifying special purpose entities (the “OMXQs”). The OMXQs pledged the timber installment notes receivable and related guarantees and issued securitization notes in the amount of $1,470 million. Recourse on the securitization notes is limited to the pledged timber installment notes receivable. The securitization notes are 15-year non-amortizing, and were issued in two equal $735 million tranches paying interest of 5.42% and 5.54%, respectively.

As a result of these transactions, OfficeMax received $1,470 million in cash from the OMXQ’s, and over 15 years will earn approximately $82.5 million per year in interest income on the timber installment notes receivable and incur interest expense of approximately $80.5 million on the securitization notes. The pledged timber installment notes receivable and nonrecourse securitization notes will mature in 2020 and 2019, respectively. The securitization notes have an initial term that is approximately three months shorter than the installment notes. The Company expects to refinance its ownership of the installment notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the securitization notes to the maturity of the installment notes.

The original entities issuing the credit enhanced timber installment notes are variable-interest entities (the “VIE’s”) under FASB Interpretation 46R, “Consolidation of Variable Interest Entities”. The OMXQs are considered to be the primary beneficiary, and therefore, the VIE’s are required to be consolidated with the OMXQ’s, which are also the issuers of the securitization notes. As a result, the accounts of the OMXQ’s have been consolidated into those of their ultimate parent, OfficeMax. The effect of the Company’s consolidation of the OMXQs is that the securitization transaction is treated as a financing, and both the timber notes receivable and the securitization notes payable are reflected in the Consolidated Balance Sheets.

Note Agreements

In October 2003, the Company issued $300 million of 6.50% senior notes due in 2010 and $200 million of 7.00% senior notes due in 2013. At the time of issuance, the senior note indentures contained a number of restrictive covenants, substantially all of which have been eliminated through the execution of supplemental indentures as described below. On November 5, 2004, the Company repurchased approximately $286.3 million of the 6.50% senior notes and received the requisite consents to adopt amendments to the indenture pursuant to a tender offer for these securities. As a result, the Company and the trustee executed a supplemental indenture that eliminated substantially all of the restrictive covenants, certain events of default and related provisions, and replaced them with the covenants contained in the Company’s other public debt. Those covenants include a limitation on mergers and similar transactions, a restriction on secured transactions involving Principal Properties, as defined, and a restriction on sale and leaseback transactions involving Principal Properties.

On December 23, 2004, both Moody’s Investors Service, Inc., and Standard & Poor’s Rating Services upgraded the credit rating on the Company’s 7.00% senior notes to investment grade. The upgrades were the result of actions the Company took to collateralize the notes by granting the note holders a security interest in $113 million in principal amount of General Electric Capital and Bank of America Corp. notes maturing in 2008 (the “pledged instruments”). These pledged instruments are reflected as restricted investments in the Consolidated Balance Sheets. As a result of these ratings upgrades, the original 7.00% senior note covenants have been replaced with the covenants found in the Company’s other public debt. During the first quarter of 2005, the Company purchased and cancelled $87.3 million of the 7.00% senior notes. As a result, $92.8 million of the pledged instruments were released from the security interest granted to the 7.00% senior note holders, and were sold during the second quarter of 2005. The remaining pledged instruments continue to be subject to the security interest, and are reflected as restricted investments in the Consolidated Balance Sheets.

Other

The Company had leased certain equipment at its integrated wood-polymer building materials facility near Elma, Washington under a capital lease. The lease agreement had a base term of seven years and an interest rate of 4.67%. During the first quarter of  2006 the Company paid $29.1 million to terminate the lease agreement. At December 31, 2005, the capital lease was included in the current portion of long-term debt in the Consolidated Balance Sheets.

Cash payments for interest were $10.7 million and $14.4 million for the quarters ended April 1, 2006 and March 26, 2005, respectively.

13.                Retirement and Benefit Plans

The following represents the components of net periodic pension and postretirement benefit costs (income):

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	April 1, 2006	March 26, 2005	April 1, 2006	March 26, 2005
	(thousands)
Service cost	$400	$240	$217	$182
Interest cost	18,670	18,816	395	1,059
Expected return on plan assets	(21,838)	(21,034)	—	—
Recognized actuarial loss	5,790	7,407	173	130
Amortization of prior service costs and other	—	—	(893)	19
Company-sponsored plans	3,022	5,429	(108)	1,390
Immediate recognition	1,357	—	—	—
Net periodic benefit cost	$4,379	$5,429	$(108)	$1,390

There is a minimal contribution requirement in 2006.

14.            Segment Information

The Company manages its business using three reportable segments: OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other. Each of the Company’s segments represent a business with differing products, services and/or distribution channels. Each of these businesses require distinct operating and marketing strategies. Management reviews the performance of the Company based on these segments.

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

Substantially all products sold by the Contract and Retail segments are purchased from third party manufacturers or industry wholesalers except for office papers. The Contract and Retail segments purchase office papers from Boise Cascade, L.L.C., under the terms of a paper supply contract.

Corporate and Other includes corporate support staff services and related assets and liabilities.

Management evaluates the segments based on operating profits before interest expense, income taxes, minority interest, extraordinary items and cumulative effect of accounting changes. The income and expense related to certain assets and liabilities that are reported in the Corporate and Other segment have been allocated to the Contract and Retail segments. Certain expenses that management considers unusual or non-recurring are reflected in the Corporate and Other segment.

An analysis of our operations by segment is as follows:

	Sales		Income (Loss) Before Taxes and Minority Interest (a)
	Quarter Ended		Quarter Ended
	April 1, 2006	March 26, 2005	April 1, 2006	March 26, 2005
	(thousands)
OfficeMax, Contract	$1,230,762	$1,124,441	$67,049	$18,362
OfficeMax, Retail	1,192,775	1,198,359	(37,992)	22,860
Corporate and Other	—	—	(37,421)	(27,090)
	2,423,537	2,322,800	(8,364)	14,132
Debt retirement expense	—	—	—	(12,155)
Interest expense	—	—	(31,503)	(31,191)
Interest income and other	—	—	18,948	32,639
	$2,423,537	$2,322,800	$(20,919)	$3,425

(a)                  See Note 3, Integration and Facility Closures and Note 5, Other Operating, Net for an explanation of items affecting the segments.

15.            Commitments and Guarantees

In addition to commitments for leases and long-term debt, and purchase obligations for goods and services and capital expenditures entered into in the normal course of business, the Company has various other commitments, guarantees and obligations that are described in Note 20, Commitments and Guarantees, in “Item 8. Financial Statements and Supplementary Data” and under the caption “Contractual Obligations” in “Item 7. Management’s Discussion and Anlaysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. At April 1, 2006, there had not been a material change to the information regarding commitments, guarantees and contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

16.            Legal Proceedings and Contingencies

We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position or results of operations. For information regarding legal proceedings and contingencies, see Note 21, Legal Proceedings and Contingencies, in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

17.    Share Based Payments

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share Based Payment.”  SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. SFAS 123R requires entities to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment transactions and requires all companies to apply a fair-value-based measurement method in accounting for generally all share-based payment transactions with employees.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Accordingly, the financial statements for periods prior to January 1, 2006 have not been restated to reflect the adoption of SFAS  123R. Under SFAS 123R, the Company must record compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards that remain outstanding at the adoption date, under the fair value method. Previously, the Company recognized compensation expense for share-based awards to employees using the fair-value-based guidance in SFAS 123. Due to the fact that the Company had previously accounted for share-based awards using SFAS 123, the adoption of SFAS 123R did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Company sponsors several share-based compensation plans, which are described below. Compensation costs related to the Company’s share-based plans were $4.7 million and $1.4 million for the first quarter of 2006 and 2005, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.8 million and $0.5 million for the first quarter of 2006 and 2005, respectively. An additional $1.0 million of income tax benefit was recognized in additional paid-in capital in the first quarter of 2005.

2003 Director Stock Compensation Plan and OfficeMax Incentive and Performance Plan

In February 2003, the Company’s Board of Directors adopted the 2003 Director Stock Compensation Plan (the “2003 DSCP”) and the 2003 OfficeMax Incentive and Performance Plan (the “2003 Plan”), which were approved by shareholders in April 2003.

A total of 68,739 shares of common stock is reserved for issuance under the 2003 DSCP. The 2003 DSCP permits nonemployee directors to elect to receive grants of options to purchase shares of the Company’s common stock in lieu of cash compensation. The difference between the $2.50-per-share exercise price of 2003 DSCP options and the market value of the common stock subject to the options is intended to offset the cash compensation that participating directors elect not to receive. Options expire three years after the holder ceases to be a director.

A total of 5,712,019 shares of common stock is reserved for issuance under the 2003 Plan. The Company’s executive officers, key employees and nonemployee directors are eligible to receive awards under the 2003 Plan at the discretion of the Executive Compensation Committee of the Board of Directors. Eight types of awards may be granted under the 2003 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, annual incentive awards and stock bonus awards.

Restricted Stock and Restricted Stock Units

In the first quarter of 2006, the Company granted to employees and directors 1,005,190 restricted stock units (“RSUs”). The weighted-average grant-date fair value of the RSUs was $27.90. As of April 1, 2006, 1,003,410 of these RSU’s remained outstanding and vest half in 2008 and half in 2009. The remaining compensation expense to be recognized related to this grant, net of estimated forfeitures, is $36 million.

In 2005, the Company granted to employees and directors 725,338 RSUs. The weighted-average grant-date fair value of the RSUs was $33.15. As of April 1, 2006, 631,256 of these RSU’s remained outstanding, which vest after defined service periods as follows: 49,678 units in 2006, 529,678 units in 2007, 45,900 units in 2008 and 3,000 units in both 2009 and 2010. The remaining compensation expense to be recognized related to this grant, net of estimated forfeitures, is $9 million.

In 2004, the Company granted 366,775 RSUs to employees and 14,765 shares of restricted stock to nonemployee directors. The weighted-average grant-date fair value of the RSUs and restricted stock shares was $32.14. The vesting of the 2004 RSU award was based on performance criteria established for 2004 and 2005. The performance criteria were not met; therefore, no compensation expense was recorded for this RSU award, and these units will not be distributed. The restricted stock granted to directors vests six months from their termination or retirement from board service, and 12,595 of these restricted stock shares remain outstanding at April 1 2006.

Restricted stock shares are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed. Each RSU converts into one common share after the restriction  lapses. No entries are made in the financial statements on the grant date of restricted stock and RSU awards. The Company measures compensation expense related to these awards based on the closing price of the Company’s common stock on the grant date, and recognizes the expense over the applicable vesting period. If these awards contain performance criteria, management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. For the first quarter of 2006 and 2005, the Company recognized $4.5 million and $1.4 million, respectively, of pretax compensation expense and additional paid-in capital related to restricted stock and RSU awards.

Restricted shares and RSUs are not included as shares outstanding in the calculation of basic earnings per share, but are included in the number of shares used to calculate diluted earnings per share, if dilutive. When the restriction lapses on restricted stock, the par value of the stock is reclassified from additional paid-in-capital to common stock. When the restriction lapses on RSUs, the units are converted to unrestricted common shares, and the par value of the stock is reclassified from additional paid-in-capital to common stock. Unrestricted shares are included in shares outstanding for purposes of calculating both basic and diluted earnings per share. Restricted stock and RSUs may be eligible to receive all dividends declared on the Company’s common shares during the vesting period; however, such dividends are not paid until the restrictions lapse.

Stock Units

The Company has a shareholder approved deferred compensation program for certain of its executive officers that allows them to defer a portion of their cash compensation. These officers may choose to allocate their deferrals to a stock unit account. Each stock unit is equal in value to one share of the Company’s common stock. The Company matches deferrals used to purchase stock units with a 25% Company allocation of stock units. The value of deferred stock unit accounts is paid in shares of the Company’s common stock when an officer retires or terminates employment. At April 1, 2006, 62,867 stock units were allocated to the accounts of these executive officers.

Stock Options

In addition to the 2003 DSCP and the 2003 Plan (discussed above), the Company has the following shareholder-approved stock option plans: the Key Executive Stock Option Plan (“KESOP”), the Director Stock Option Plan (“DSOP”) and the Director Stock Compensation Plan (“DSCP”). No further grants will be made under the KESOP, DSOP and DSCP.

The KESOP provided for the grant of options to purchase shares of common stock to key employees of the Company. The exercise price of awards under the KESOP was equal to the fair market value of the Company’s common stock on the date the options were granted. Options granted under the KESOP expire, at the latest, ten years and one day following the grant date.

The DSOP, which was available only to nonemployee directors, provided for annual grants of options. The exercise price of awards under the DSOP was equal to the fair market value of the Company’s common stock on the date the options were granted. The options granted under the DSOP expire upon the earlier of three years after the director ceases to be a director or ten years after the grant date.

The DSCP permitted nonemployee directors to elect to receive grants of options to purchase shares of the Company’s common stock in lieu of cash compensation. The difference between the $2.50-per-share exercise price of DSCP options and the market value of the common stock subject to the options was intended to offset the cash compensation that participating directors elected not to receive. Options granted under the DSCP expire three years after the holder ceases to be a director.

Under the KESOP and DSOP, options may not, except under unusual circumstances, be exercised until one year following the grant date. Under the DSCP, options may be exercised six months after the grant date.

A summary of stock option activity for the quarters ended April 1, 2006 and March 26, 2005 is presented in the table below:

	2006		2005
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Balance at beginning of period	5,759,545	$32.39	6,963,462	$32.62
Options granted	—	—	10,000	33.72
Options exercised	(16,892)	21.94	(444,523)	27.99
Options forfeited and expired	(20,100)	36.82	(19,650)	45.02
Balance at end of period	5,722,553	$32.40	6,509,289	$32.91
Exercisable at end of period	5,415,687		6,499,289

The following table provides summarized information about stock options outstanding at April 1, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.5	58,141	—	$2.50	58,141	$2.50
$18.00—$28.00	1,735,921	4.7	27.32	1,735,921	27.32
$28.01—$39.00	3,916,591	3.4	35.07	3,609,725	35.31
$39.01—$44.00	11,900	1.5	41.00	11,900	41.00

The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is approximately $1.4 million. At April 1, 2006, the aggregate intrinsic value of outstanding stock options was $6.6 million and exercisable stock options was $6.6 million. The aggregrate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the numbers of in-the-money options at the end of the quarter).

The Company did not grant any stock options in the first quarter of 2006. To calculate stock-based employee compensation expense under the fair value method as outlined in SFAS 123 in 2005 and 2004, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants awarded in 2005 and 2004: risk-free interest rates of 4.3% in 2005 and 3.6% in 2004 (based on the applicable Treasury bill rate); expected dividends of 60 cents per share in both years (based on actual cash dividends expected to be paid); expected life of 3.4 years in 2005 and 4.3 years in 2004 (based on the time period options are expected to be outstanding based on historical experience); and expected stock price volatility of 28% in 2005 and 40% in 2004 (based on the historical volatility of the Company’s common stock).

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

The following discussion contains statements about our future financial performance. These statements are only predictions. Our actual results may differ materially from these predictions. In evaluating these statements, you should review Part II, Item 1A, “Risk Factors” of this Form 10-Q, including “Cautionary and Forward-Looking Statements.”

Financial Performance

Sales for the first quarter of 2006 were $2.4 billion, compared to $2.3 billion for the first quarter of  2005. The net loss for the first quarter of 2006 was $25.1 million, or $(0.37) per diluted share, compared to a net loss of  $5.3 million, or $(0.07) per diluted share, for the same period in 2005.

Results for the first quarter of 2006 and 2005 include various items related to the Company’s previously announced restructuring activities and its transition to an independent office products distribution company, which are not expected to be ongoing, including a loss from discontinued operations and the following:

•       In the first quarter of 2006, the Company recorded pre-tax charges of $98.6 million and $15.7 million related to the closing of 109 retail stores and the continued consolidation of its corporate headquarters, respectively. These charges were included in other operating, net in the Consolidated Statements of Income (Loss) and were reflected in the Retail segment (store closures) and the Corporate and Other segment (headquarters consolidation), respectively.

•       In the first quarter of 2005, the Company recognized a $9.8 million pre-tax charge in the Contract segment related to a legal settlement with the Department of Justice. Also during the first quarter of 2005, the Company incurred $11.3 million of expenses in the Corporate and Other segment for one-time severance payments.

As of April 1, 2006, we had $76.6 million of cash and cash equivalents and $460.0 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes. During 2006, we reduced our net debt by $39.0 million. Several items related to our restructuring and transition also impacted our financial position. Since the end of 2003, we have paid down approximately $1.9 billion of debt, primarily with proceeds from the sale of the paper, forest products and timberland assets, and expensed $151.5 million of costs related to the early retirement of debt. During 2004, we announced plans to return between $800 million and $1 billion of the proceeds from the sale of the paper, forest products and timberland assets to shareholders via common or preferred stock buybacks, cash dividends or a combination of these alternatives. As part of this commitment to return cash to equity holders, we redeemed $110.0 million of our Series D preferred stock on November 1, 2004. Additionally, during the second quarter of 2005, we repurchased 23.5 million shares of our common stock and the associated common stock purchase rights through a modified Dutch auction tender offer at a purchase price of $775.5 million, or $33.00 per share, plus transaction costs.

Sale of Paper, Forest Products and Timberland Assets

On October 29, 2004, the Company sold substantially all of its paper, forest products and timberland assets for approximately $3.7 billion in cash and other consideration to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC (the “Sale”). The Company changed its name from Boise Cascade Corporation to OfficeMax Incorporated in connection with the sale of the paper, forest products and timberland assets.

Discontinued Operations

In December 2004, the Company’s board of directors authorized management to pursue the divestiture of a facility near Elma, Washington that manufactured integrated wood-polymer building materials. The board of directors and management concluded that the operations of the facility were no longer consistent with the Company’s strategic direction. As a result of that decision, the Company recorded the facility’s assets as held for sale on the Consolidated Balance Sheets and the results of its operations and planned divestiture as discontinued operations.

During 2005, the Company experienced unexpected difficulties in achieving anticipated levels of production at the facility. These issues delayed the process of identifying and qualifying a buyer for the business. While management made substantial progress in addressing the manufacturing issues that caused production to fall below plan, during the fourth quarter of 2005, management concluded that the Company was unable to attract a buyer in the near term and elected to cease operations at the facility during the first quarter of 2006.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded pre-tax charges of $67.8 million in the fourth quarter of 2004 and $28.2 million in the fourth quarter of 2005 to reduce the carrying value of the long-lived assets of the Elma, Washington facility to their estimated fair value. During the first quarter of 2006, management ceased operations at the facility and recorded pre-tax expenses of $18.0 million for contract termination and other closure costs. These charges and expenses were reflected within discontinued operations in the Consolidated Statements of Income (Loss).

Integration Activities and Facility Closures

The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically viable. Costs associated with the planned closure and consolidation of acquired facilities were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” and recognized as liabilities in connection with the acquisition and charged to goodwill. Costs incurred in connection with all other business integration activities have been recognized in the Consolidated Statements of Income (Loss). The Company records a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred.

During the first quarter of 2006, the Company closed 109 underperforming, domestic retail stores and recorded a pre-tax charge of $98.6 million, including $11.3 million for employee severance, asset write-off and impairment and other closure costs and $87.3 million of estimated future lease obligations. The provision for estimated future lease obligations represents the estimated fair value of the obligations and is net of anticipated sublease income of $136.4 million.

In September 2005, the board of directors approved a plan to relocate and consolidate the Company’s retail headquarters in Shaker Heights, Ohio and its existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois. The consolidation process is expected to be completed during the second half of 2006. Management expects the total cost for severance, retention, contract termination costs and accelerated depreciation related to the headquarters consolidation will be $45 to $55 million on a pre-tax basis. In addition, the Company expects to incur expenses for personnel training, recruiting and relocation related to the headquarters consolidation of approximately $20 million during 2006. The estimated costs related to the headquarters consolidation do not include potential savings from expected efficiencies and tax incentives.

During the first quarter of 2006, the Company recorded charges totaling $15.7 million related to the headquarters consolidation in the Corporate and Other segment, including amounts for severance, retention, contract termination costs and accelerated depreciation as well as amounts for personnel training, recruiting and relocation. To-date, including amounts recognized during the third and fourth quarters of 2005 and the first quarter of 2006, the Company has expensed approximately $40.7 million of costs related to the headquarters consolidation.

At April 1, 2006, approximately $89.2 million of the integration and facility closure reserve was included in accrued liabilities, other, and $99.5 million was included in other long-term liabilities. Integration and facility closure reserve account activity during the first quarter of 2006, including activity related to the retail store closures and the headquarters consolidation, was as follows:

	Lease\ Contract Terminations	Severance\ Retention	Asset Write-off & Impairment	Other	Total
	(thousands)
Balance at December 31, 2005	$91,455	$21,502	$—	$739	$113,696
Charges to income	87,338	9,304	9,062	8,564	114,268
Charges to goodwill	—	—	—	—	—
Credits to income	—	—	—	—	—
Cash payments	(17,796)	(6,087)	—	(6,922)	(30,805)
Non-cash charges	—	—	(9,062)	(685)	(9,747)
Accretion	1,272	—	—	—	1,272
Balance at April 1, 2006	$162,269	$24,719	$—	$1,696	$188,684

Results of Operations, Consolidated

	Quarter Ended
	April 1, 2006	March 26, 2005
	(millions, except per share amounts)
Sales	$2,423.5	$2,322.8
Income (loss) from continuing operations before income taxes and minority interest	$(20.9)	$3.4
Net income (loss)	$(25.1)	$(5.3)
Diluted income (loss) per common share:
Continuing operations	$(0.21)	$(0.03)
Discontinued operations	(0.16)	(0.04)
Diluted income (loss) per common share	$(0.37)	$(0.07)

	(percentage of sales)
Gross profit margin	25.9%	24.4%
Operating and selling expenses	17.9%	19.4%
General and administrative expenses	3.7%	4.0%
Other operating, net	4.6%	0.4%
Operating profit margin	(0.3)%	0.6%

Total sales increased by $100.7 million, or 4.3%, to $2,423.5 million for the first quarter of 2006 compared to the same quarter a year ago. The sales increase was primarily due to the impact of five additional selling days for the domestic operations of the Contract segment in the first quarter of 2006 and a 1.2% comparable-store sales increase in the Retail segment.

Gross profit margin improved 1.5% of sales to 25.9% of sales for the first quarter of 2006 compared to 24.4% of sales for the same quarter a year ago. The gross profit margin increase was driven by gross margin improvement initiatives in both the Contract and Retail segments.

Operating and selling expenses decreased by 1.5% of sales to 17.9% of sales in the quarter ended April 1, 2006 from 19.4% of sales for the same period a year ago. The improvement in operating and selling expenses was the result of targeted cost reduction programs, including lower promotion and marketing costs, payroll and integration expenses in the Contract segment, and reduced store labor and marketing costs in the Retail segment.

General and administrative expense as a percent of sales were 3.7% and 4.0% for the quarters ended April 1, 2006 and March 26, 2005, respectively. General and administrative expenses in the first quarter of 2005 included $11.3 million of expenses for one-time severance payments. Excluding the severance expenses, general and administrative expenses were 3.5% of sales for the first quarter of 2005. The year-over-year increase in general and administrative expenses was due to increased employee benefit costs.

In the first quarter 2006, the Company reported $112.8 million of expense in “Other operating, net” which consisted of $98.6 million related to the 109 domestic store closures and $15.7 million related to the headquarters consolidation. In the first quarter of 2005, the Company reported $10.4 million of expense in “Other operating, net.”  Other operating, net for the first quarter of 2005 included a $9.8 million pre-tax charge for a legal settlement with the Department of Justice. Other operating, net also includes equity in net income of affiliates, which was $1.4 million in the first quarter of 2006 and $1.3 million in the first quarter of 2005.

Interest expense was $31.5 million for the quarter ended April 1, 2006. Interest expense for the quarter ended March 26, 2005, was $31.2 million. Interest expense includes interest related to the timber securitization notes of approximately $20.1 million for the first quarter of 2006 and 2005. The interest expense associated with the timber securitization notes is offset by interest income earned  on the timber notes receivable, which amounted to $20.6 million for the first quarter of 2006 and 2005.  The interest income on the timber notes receivable is included in interest income and is not netted against the related interest expense in our Consolidated Statements of Income (Loss).

Excluding the interest income earned on the timber notes receivable, interest income was $0.5 million and $10.6 million for the quarters ended April 1, 2006 and March 26, 2005, respectively. The interest income in 2005 was earned on the cash and short-term investments held by the Company following the Sale. Approximately $800 million of the Sale proceeds were used to repurchase 23.5 million shares of our common stock during the second quarter of 2005.

The Company’s estimated effective tax rate attributable to continuing operations for the quarter ended April 1, 2006 was 38.2%, compared with (102.7)% for the quarter ended March 26, 2005. The difference between the statutory and effective tax rate for the quarter ended March 26, 2005 was primarily due to the impact of non-deductible expenses and the mix of domestic and foreign sources of income.

As a result of the foregoing factors, the Company recognized a loss from continuing operations of $14.1 million for the first quarter of 2006, compared to a loss from continuing operations of $1.0 million for the first quarter of 2005.

OfficeMax, Contract

	Quarter Ended
	April 1, 2006	March 26, 2005
	(millions)
Sales	$1,230.7	$1,124.4
Segment income	$67.0	$18.4
Sales by Product Line
Office supplies and paper	$670.3	$646.8
Technology products	$403.1	$351.9
Office furniture	$157.3	$125.7
Sales by Geography
United States	$917.5	$840.4
International	$313.2	$284.0
Sales growth	9%	0%
Same-location sales growth	0%	6%

	(percentage of sales)
Gross profit margin	23.2%	22.3%
Operating expenses	17.8%	20.7%
Operating profit margin	5.4%	1.6%

Contract segment sales were $1,230.7 million in the first quarter of 2006, compared to $1,124.4 million in the first quarter of 2005. The sales increase was primarily due to five additional selling days for the domestic operations of the Contract segment during the first quarter of 2006 and the impact of international acquisitions in the prior year. Adjusted for the difference in selling days, same-location sales for the Contract segment were unchanged year-over-year.

Contract segment gross profit margin increased 0.9% of sales to 23.2% of sales for the first quarter of 2006. The improvement in gross profit margin was primarily due to several margin enhancement initiatives as well as a continued focus on the middle-market and other higher margin sales opportunities.

Operating expenses for the Contract segment were 17.8% of sales for the first quarter of 2006, down from 20.7% in the first quarter 2005. Prior year expenses include a $9.8 million pre-tax charge for a legal settlement with the Department of Justice. Excluding the impact of the legal settlement, total expenses were 19.8% of sales in the first quarter of 2005. The year-over-year improvement in operating expenses as a percentage of sales is due to lower promotion and marketing costs as well as reduced payroll and integration expenses.

Segment income increased $48.6 million in the first quarter of 2006 to $67.0 million, or 5.4% of sales, compared to $18.4 million, or 1.6% of sales during the same period a year ago. Excluding the $9.8 million legal settlement, segment income was $28.2 million, or 2.5% of sales, during the first quarter of 2005.

OfficeMax, Retail

	Quarter Ended
	Apil 1, 2006	March 26, 2005
	(millions)
Sales	$1,192.8	$1,198.4
Segment income (loss)	$(38.0)	$22.9
Sales by Product Line
Office supplies and paper	$428.4	$461.3
Technology products	$628.7	$630.8
Office furniture	$135.7	$106.3
Sales by Geography
United States	$1,144.5	$1,155.1
International	$48.3	$43.3
Sales growth	(0.5)%	(2)%
Same-location sales growth	1.2%	(1)%

	(percentage of sales)
Gross profit margin	28.6%	26.4%
Operating expenses	31.8%	24.5%
Operating profit margin	(3.2)%	1.9%

Retail segment sales were $1,192.8 million in the first quarter of 2006, compared with $1,198.4 million in the first quarter of 2005. Same-location sales in the first quarter of 2006 increased 1.2% from the first quarter of 2005. Retail segment sales were negatively impacted by the closing of 109 retail stores during the first quarter of 2006. Excluding the impact of these store closures, Retail segment same-location sales increased 2.2% year-over-year with same-location sales growth in all major product categories.

Retail segment gross margin increased 2.2% of sales to 28.6% of sales for the first quarter of 2006, from 26.4% of sales in the first quarter of 2005, with improvement in all major product categories. The gross margin improvement was primarily due to the segment’s improved promotional and advertising strategies and reduced inventory clearance, year-over-year.

Retail segment operating expenses were 31.8% of sales in the first quarter of 2006, including the $98.6 million pre-tax charge related to the closure of 109 retail stores. Excluding the store closure charge, Retail segment operating expenses were 23.5% of sales in the first quarter of 2006, compared to 24.5% of sales in the first quarter of 2005. The year-over-year improvement in operating expenses was due to targeted cost reductions, including reduced store labor and marketing costs.

For the first quarter of 2006, the Retail segment reported an operating loss of $38.0 million, compared to operating income of $22.9 million, or 1.9% of sales, in the first quarter of 2005. Excluding the impact of the $98.6 million store closing charge, Retail segment operating income for the first quarter of 2006 was $60.6 million, or 5.1% of sales.

Corporate and Other

Corporate and Other expenses were $37.4 million and $27.1 million in the first quarter of 2006 and 2005, respectively. The Company recorded expenses totaling $15.7 million during the first quarter of 2006 related to the headquarters consolidation in the Corporate and Other segment. During the first quarter of 2005 the Company recorded $11.3 million of expenses in the Corporate and Other segment for one-time severance payments.

Liquidity and Capital Resources

As of  April 1, 2006, we had $76.6 million of cash and cash equivalents and $460.0 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes. We also had $22.4 million of restricted investments on deposit which are pledged to secure a portion of the outstanding debt. During 2006, we reduced our net debt by $39.0 million. Since the end of 2003, we paid down approximately $1.9 billion of debt, primarily with proceeds from the Sale, and expensed $151.5 million of costs related to the early retirement of debt. During 2004, we announced plans to return between $800 million and $1 billion of the Sale proceeds to shareholders via common or preferred stock buybacks, cash dividends or a combination of these alternatives. As part of this commitment to return cash to equity holders, we redeemed $110.0 million of our Series D preferred stock on November 1, 2004. Additionally, during the second quarter of 2005, we repurchased 23.5 million shares of our common stock and the associated common stock purchase rights through a modified Dutch auction tender offer at a purchase price of $775.5 million, or $33.00 per share, plus transaction costs.

The Company’s primary ongoing cash requirements relate to working capital, expenditures for property and equipment, lease obligations and debt service. The Company expects to fund these requirements through a combination of cash flow from operations and seasonal borrowings under its revolving credit facility. The sections that follow discuss in more detail our operating, investing, and financing activities, as well as our financing arrangements.

Operating Activities

The Company’s operating activities generated $71.9 million of cash during the first quarter of 2006. The Company’s operating activities used $331.3 million of cash during the first quarter of 2005. For the first quarter of 2006, items included in net income (loss) provided $29.8 million of cash, and changes in working capital provided $42.1 million. For the quarter ended March 26, 2005, items included in net income (loss) provided $37.4 million of cash, and changes in working capital used $368.7 million.

We have sold fractional ownership interests in a defined pool of trade accounts receivable. At April 1, 2006, $174.0 million of sold accounts receivable were excluded from “Receivables” in our Consolidated Balance Sheet, compared to $163.0 million excluded at December 31, 2005. The increase at April 1, 2006 in sold accounts receivable of $11.0 million from the amount at December 31, 2005, provided cash from operations during 2006.

Our ratio of current assets to current liabilities was 1.24:1 at April 1, 2006, compared with 1.22:1 at December 31, 2005.

Investment Activities

The Company’s investing activities used  $22.7 million of cash during the first quarter of 2006, compared to $45.6 million during the first quarter of 2005. Investment activities during the first quarter of 2006 were primarily expenditures for property and equipment.  The Company expects expenditures for property and equipment in 2006 to total between $180 and $190 million, excluding acquisitions. The Company’s capital spending in 2006 will be for leasehold improvements, new stores, quality and efficiency projects, replacement projects and integration projects, including our previously announced infrastructure improvement initiatives in supply chain and information systems. Investment activities during the first quarter of 2005 included $25.4 million for property and equipment and $22.3 million for the acquisition of an office products distributor in our Contract segment.

Financing Activities

Our financing activities used $44.8 million of cash during the first quarter of 2006, compared with $118.9 million during the first quarter of 2005. Dividend payments totaled $10.6 million and $13.9 million during the first quarter of 2006 and 2005, respectively. In both years, the Company’s quarterly dividend was 15 cents per common share. During the first quarter of 2006, the Company used $34.5 million of cash to reduce debt as compared to $119.4 million for the same period in 2005. Excluding the timber securitization notes, our debt-to-equity ratio was .27:1 at April 1, 2006 and .28:1 at December 31, 2005.

Our debt structure consists of credit agreements, note agreements and other borrowings. Information regarding our debt structure is included below. For additional information, see Note 15, Debt, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Credit Agreements

On June 24, 2005, the Company entered into a loan and security agreement for a new revolving credit facility. The revolving credit facility permits the Company to borrow up to the maximum aggregate borrowing amount, which is equal to the lesser of (i) a percentage of the value of certain eligible inventory less certain reserves or (ii) $500 million. There were $29.7 million and $18.7 million in borrowings outstanding under the revolver as of April 1, 2006 and December 31, 2005, respectively. The minimum and maximum amounts outstanding under the revolving credit facility were $2.9 million and $122.0 million during the quarter ended April 1, 2006. The average amount outstanding under the revolving credit facility during the quarter ended April 1, 2006 was $71.6 million. Letters of credit, which may be issued under the revolver up to a maximum of $100 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolver totaled $80.2 million as of April 1, 2006. As of April 1, 2006, the maximum aggregate borrowing amount available under the revolver was $441.2 million and excess availability under the revolver totaled $331.3 million.

Borrowings under the revolver bear interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolver depending on the level of average excess availability. For borrowings outstanding under the revolver during the quarter ended April 1, 2006, the weighted average interest rate was equal to 7.6%. Fees on letters of credit issued under the revolver were charged at a weighted average rate of 1.125%. The Company is also charged an unused line fee of 0.25%  on the amount by which the maximum available credit of $500 million exceeds the average daily outstanding borrowings and letters of credit.

Borrowings under the revolver are secured by a lien on substantially all inventory and related proceeds. The revolving loan and security agreement contains customary conditions to borrowing including a monthly calculation of excess borrowing availability and reporting compliance. Covenants in the revolver agreement restrict the amount of letters of credit that may be issued, dividend distributions and other uses of cash if excess availability is less than $75 million. At April 1, 2006, the Company was in compliance with all covenants under the revolver agreement. The revolver expires on June 24, 2010.

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

As a result of these transactions, OfficeMax received $1,470 million in cash from the OMXQ’s, and over 15 years will earn approximately $82.5 million per year in interest income on the timber installment notes receivable and incur interest expense of approximately $80.5 million on the securitization notes. The pledged timber installment notes receivable and nonrecourse securitization notes will mature in 2020 and 2019, respectively. The securitization notes have an initial term that is approximately three months shorter than the installment notes. The Company expects to refinance its ownership of the installment notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the securitization notes to the maturity of the installment notes.

The original entities issuing the credit enhanced timber installment notes are variable-interest entities (the “VIE’s”) under FASB Interpretation 46R, “Consolidation of Variable Interest Entities”. The OMXQs are considered to be the primary beneficiary, and therefore, the VIE’s are required to be consolidated with the OMXQ’s, which are also the issuers of the securitization notes. As a result, the accounts of the OMXQ’s have been consolidated into those of their ultimate parent, OfficeMax. The effect of the Company’s consolidation of the OMXQs is that the securitization transaction is treated as a financing, and both the timber notes receivable and the securitization notes payable are reflected in the Consolidated Balance Sheets.

Note Agreements

In October 2003, the Company issued $300 million of 6.50% senior notes due in 2010 and $200 million of 7.00% senior notes due in 2013. At the time of issuance, the senior note indentures contained a number of restrictive covenants, substantially all of which have been eliminated through the execution of supplemental indentures as described below. On November 5, 2004, the Company repurchased approximately $286.3 million of the 6.50% senior notes and received the requisite consents to adopt amendments to the indenture pursuant to a tender offer for these securities. As a result, the Company and the trustee executed a supplemental indenture that eliminated substantially all of the restrictive covenants, certain events of default and related provisions, and replaced them with the covenants contained in the Company’s other public debt. Those covenants include a limitation on mergers and similar transactions, a restriction on secured transactions involving Principal Properties, as defined, and a restriction on sale and leaseback transactions involving Principal Properties.

On December 23, 2004, both Moody’s Investors Service, Inc., and Standard & Poor’s Rating Services upgraded the credit rating on the Company’s 7.00% senior notes to investment grade. The upgrades were the result of actions the Company took to collateralize the notes by granting the note holders a security interest in $113 million in principal amount of General Electric Capital and Bank of America Corp. notes maturing in 2008 (the “pledged instruments”). These pledged instruments are reflected as restricted investments in the Consolidated Balance Sheets. As a result of these ratings upgrades, the original 7.00% senior note covenants have been replaced with the covenants found in the Company’s other public debt. During the first quarter of 2005, the Company purchased and cancelled $87.3 million of the 7.00% senior notes. As a result, $92.8 million of the pledged instruments were released from the security interest granted to the 7.00% senior note holders, and were sold during the second quarter of 2005. The remaining pledged instruments continue to be subject to the security interest, and are reflected as restricted investments in the Consolidated Balance Sheets.

Other

The Company had leased certain equipment at its integrated wood-polymer building materials facility near Elma, Washington under a capital lease. The lease agreement had a base term of seven years and an interest rate of 4.67%. During the first quarter of  2006 the Company paid $29.1 million to terminate the lease agreement. At December 31, 2005, the capital lease was included in the current portion of long-term debt in the Consolidated Balance Sheets.

Cash payments for interest were $10.7 million and $14.4 million for the quarters ended April 1, 2006 and March 26, 2005, respectively.

Off-Balance-Sheet Activities and Guarantees

For information regarding off-balance-sheet activities and guarantees, see Note 8, Sales of Accounts Receivable, of “Notes to Quarterly Consolidated Financial Statements (Unaudited)” in this Form 10-Q and the caption “Off-Balance-Sheet Activities and Guarantees” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.  At April 1, 2006, there had not been a material change to the information regarding off-balance-sheet-activities and guarantees disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Environmental

For information regarding environmental issues, see the caption “Environmental” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Estimates

For information regarding critical accounting estimates, see the caption “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 3.             QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk see the caption “Disclosures of Financial Market Risk” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. At April 1, 2006, there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.         CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be in this quarterly report is made known to them by others on a timely basis and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)          Changes in Internal Controls over Financial Reporting

There was no change in the company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-1(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                    LEGAL PROCEEDINGS

For information concerning legal proceedings, see “Item 3. Legal Proceedings” and Note 21, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10—K for the year ended December 31, 2005.

ITEM 1A.            RISK FACTORS

Cautionary and Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “will,” “expect,” “believe,” “should,” “plan,” “anticipate” and other similar expressions. You can find examples of these statements throughout this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. We have listed below some of the inherent risks and uncertainties that could cause our actual results to differ materially from those we project. We do not assume an obligation to update any forward-looking statement.

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

We may be unable to open and remodel stores successfully.   Our business plans include the opening and remodeling of a significant number of retail stores, including the opening of 40 to 50 new stores in 2006.

For these plans to be successful, we must identify and lease favorable store sites, develop remodeling plans, hire and train associates and adapt management and systems to meet the needs of these operations. These tasks are difficult to manage successfully. If we are not able to open and remodel stores as quickly as we have planned, our future financial performance could be materially and adversely affected. Further, we cannot ensure that the new or remodeled stores will achieve the sales or profit levels that we anticipate. This is particularly true as we introduce different store designs, formats and sizes or enter into new market areas. In particular, the “Advantage” prototype store format we intend to utilize for new and remodeled stores is new and there can be no assurance as to whether or to what extent that format will be successful.

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

We have more indebtedness than some of our key competitors, which could adversely affect our cash flows, business and ability to fulfill our debt obligations.   Although we have repaid a significant portion of our debt with the proceeds from the Sale, we still have relatively more debt than several of our key competitors. Because we have more debt, we are required to dedicate a greater portion of our cash flow from operations to repay debt. This reduces the funds we have available for working capital, capital expenditures, acquisitions, new stores, store remodels and other purposes. Similarly, our larger debt levels increase our vulnerability to, and limit our flexibility in planning for, adverse economic and industry conditions and create other competitive disadvantages compared with other companies with lower debt levels.

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

Our continued equity interest in Boise Cascade, L.L.C. subjects us to the risks associated with the paper and forest products industry.   When we sold our forest products businesses, we purchased a continuing equity interest in affiliates of Boise Cascade, L.L.C. In addition, we have an ongoing obligation to purchase paper from an affiliate of Boise Cascade, L.L.C. These continuing interests subject us to market risks associated with the paper and forest products industry. These industries are subject to cyclical market pressures. Historical prices for products have been volatile, and industry participants have limited influence over the timing and extent of price changes. The relationship between supply and demand in these industries significantly affects product pricing. Demand for building products is driven mainly by factors such as new construction and remodeling rates, interest rates and weather. The supply of paper and building products fluctuates based on manufacturing capacity, and excess capacity, both domestically and abroad, can result in significant variations in product prices. The level of supply and demand for forest products will affect the price we pay for paper. Our ability to realize the carrying value of our equity interest in affiliates of Boise Cascade, L.L.C. is dependent upon many factors, including the operating performance of Boise Cascade, L.L.C. and other market factors that may not be specific to Boise Cascade, L.L.C., due in part to the fact that there is not a liquid market for our equity interest. Our exposure to these risks could decrease our ability to compete effectively with our competitors, who typically are not subject to such exposures.

Compromises of customer debit and credit card data, regardless of the source of the breach, may damage OfficeMax’s reputation.   There is an ongoing federal investigation relating to ATM fraud involving legitimate debit card use at various retailers that was later tied to fraudulent transactions outside the U.S. While we have no knowledge of a security breach at OfficeMax, it is possible that information security compromises involving OfficeMax customer data, including breaches that occur at third party processors, may damage our reputation. Such damage to our reputation could adversely affect our operating results.

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning our stock repurchases during the three months ended April 1, 2006:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 28, 2006	41	$26.66	41	4,250,289
January 29 – February 25, 2006	171	$27.94	171	4,250,118
February 26 – April 1, 2006	36	$28.99	36	4,250,082
Total	248	$27.88	248	4,250,082

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

ITEM 3.                    DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of shareholders on April 20, 2006. A total of 72,069,284 shares of common and preferred stock were outstanding and entitled to vote at the meeting. Of the total outstanding, 63,715,616 shares were represented at the meeting.

Shareholders cast votes for election of the following directors whose terms expire in 2007:

	In Favor	Withheld	Not Voted
Brian C. Cornell	61,560,973	2,154,643	—
Monte R. Haymon	61,507,607	2,208,009	—

Continuing in office are Warren F. Bryant, Sam K. Duncan, Rakesh Gangwal, Francesca Ruiz de Luzuriaga, Gary G. Michael, and David M. Szymanski, whose terms expire in 2007.

Our shareholders ratified the appointment of KPMG LLP as our independent auditor for 2006 with 61,518,839 votes cast for and 1,831,417 against, while 365,360 shares abstained and zero shares were not voted.

Our shareholders voted in favor of a management proposal to amend the company’s Certificate of Incorporation to eliminate the classification of the board of directors. The shareholders cast 58,135,302 votes for and 5,111,632 against, while 468,682 shares abstained and zero shares were not voted.

Our shareholders voted in favor of a shareholder proposal to establish an engagement process with proponents of any shareholder proposal that is approved by a specified vote at an annual meeting. The shareholders cast 27,529,911 votes for and 24,391,993 against, while 825,319 shares abstained and 10,968,393 shares were not voted.

ITEM 5.                    OTHER INFORMATION

None

ITEM 6.                    EXHIBITS

Exhibits.

Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICEMAX INCORPORATED
/s/ DON CIVGIN
Don Civgin
Executive Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)
/s/ PHILLIP DEPAUL
Phillip DePaul
Senior Vice President, Controller and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)

Date:  May 8, 2006

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended April 1, 2006

Number		Description
3.1	*	Restated Certificate of Incorporation, as amended and restated to date
3.2	(1)	Bylaws, as amended March 11, 2005
10.1	(2)	Form of 2006 Annual Incentive Award Agreement
10.2	(3)	Form of 2006 Restricted Stock Unit Award Agreement
10.3	(4)	Form of Executive Officer Severance Pay Policy
31.1	*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated

*      Filed with this Form 10-Q.

(1)   Exhibit 3.2 was filed under the same exhibit number in our Annual Report on Form 10-K for the year ended December 31, 2004, and is incorporated herein by reference.

(2)   Exhibit 10.1 was filed under the same exhibit number in our Current Report on Form 8-K dated February 15, 2006 and is incorporated herein by reference.

(3)   Exhibit 10.2 was filed under the same exhibit number in our Current Report on Form 8-K dated February 15, 2006 and is incorporated herein by reference.

(4)   Exhibit 10.3 was filed under the same exhibit number in our Current Report on Form 8-K dated February 15, 2006 and is incorporated herein by reference.