Form 10-Q
period 2006-07-01
OFFICEMAX INC
filed 2006-08-09
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	as of July 29, 2006
Common Stock, $2.50 par value	74,195,118

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income (Loss)
(thousands, except per-share amounts)

	Quarter Ended
	July 1, 2006	June 25, 2005
	(unaudited)
Sales	$2,040,951	$2,091,804
Cost of goods sold and occupancy costs	1,521,954	1,598,906
Gross profit	518,997	492,898
Operating expenses:
Operating and selling	385,299	416,652
General and administrative	86,671	95,789
Other operating, net	456	282
Operating income (loss)	46,571	(19,825)
Debt retirement expense	—	(2,237)
Interest expense	(30,214)	(33,481)
Interest income	22,103	23,484
Other, net	6,727	(12)
Income (loss) from continuing operations before income taxes and minority interest	45,187	(32,071)
Income taxes	(17,284)	15,266
Income (loss) from continuing operations before minority interest	27,903	(16,805)
Minority interest, net of income tax	(508)	(454)
Income (loss) from continuing operations	27,395	(17,259)
Discontinued operations:
Operating loss	—	(7,003)
Income tax benefit	—	2,724
Loss from discontinued operations	—	(4,279)
Net income (loss)	27,395	(21,538)
Preferred dividends	(1,009)	(1,155)
Net income (loss) applicable to common shareholders	$26,386	$(22,693)
Basic income (loss) per common share:
Continuing operations	$0.36	$(0.23)
Discontinued operations	—	(0.05)
Basic income (loss) per common share	$0.36	$(0.28)
Diluted income (loss) per common share:
Continuing operations	$0.35	$(0.23)
Discontinued operations	—	(0.05)
Diluted income (loss) per common share	$0.35	$(0.28)

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income (Loss)
(thousands, except per-share amounts)

	Six Months Ended
	July 1, 2006	June 25, 2005
	(unaudited)
Sales	$4,464,488	$4,414,604
Cost of goods sold and occupancy costs	3,318,737	3,354,422
Gross profit	1,145,751	1,060,182
Operating expenses:
Operating and selling	818,344	866,954
General and administrative	175,904	188,253
Other operating, net	113,296	10,668
Operating income (loss)	38,207	(5,693)
Debt retirement expense	—	(14,392)
Interest expense	(61,717)	(64,672)
Interest income	43,217	55,353
Other, net	4,561	758
Income (loss) from continuing operations before income taxes and minority interest	24,268	(28,646)
Income taxes	(9,290)	11,750
Income (loss) from continuing operations before minority interest	14,978	(16,896)
Minority interest, net of income tax	(1,689)	(1,363)
Income (loss) from continuing operations	13,289	(18,259)
Discontinued operations:
Operating loss	(17,972)	(14,028)
Income tax benefit	6,991	5,457
Loss from discontinued operations	(10,981)	(8,571)
Net income (loss)	2,308	(26,830)
Preferred dividends	(2,018)	(2,261)
Net income (loss) applicable to common shareholders	$290	$(29,091)
Basic income (loss) per common share:
Continuing operations	$0.15	$(0.23)
Discontinued operations	(0.15)	(0.10)
Basic income (loss) per common share	$—	$(0.33)
Diluted income (loss) per common share:
Continuing operations	$0.15	$(0.23)
Discontinued operations	(0.15)	(0.10)
Diluted income (loss) per common share	$—	$(0.33)

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands)

	July 1, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$173,956	$72,198
Receivables, net	521,380	596,724
Related party receivables	4,902	3,520
Inventories	969,849	1,114,570
Deferred income taxes	101,311	105,820
Other	53,632	49,217
Total current assets	1,825,030	1,942,049
Property and equipment:
Land and land improvements	38,908	38,537
Buildings and improvements	363,410	359,481
Machinery and equipment	702,510	685,545
Total property and equipment	1,104,828	1,083,563
Accumulated depreciation	(585,901)	(548,118)
Net property and equipment	518,927	535,445
Goodwill	1,201,245	1,218,200
Intangible assets, net	202,295	205,232
Investments in affiliates	175,000	175,000
Timber notes receivable	1,635,000	1,635,000
Restricted investments	22,292	22,377
Deferred charges	43,711	52,810
Other non-current assets	476,092	486,029
Total assets	$6,099,592	$6,272,142

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands, except share and per share amounts)

	July 1, 2006	December 31, 2005
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$18,666
Current portion of long-term debt	25,772	68,648
Accounts payable:
Trade	814,173	949,287
Related parties	27,295	42,166
Accrued expenses and other current liabilities:
Compensation and benefits	135,351	147,184
Other	335,865	352,537
Liabilities related to assets held for sale	16,692	9,838
Total current liabilities	1,355,148	1,588,326
Long-term debt:
Long-term debt, less current portion	384,378	407,242
Timber notes securitized	1,470,000	1,470,000
Total long-term debt	1,854,378	1,877,242
Other long-term obligations:
Compensation and benefits	536,462	538,830
Deferred gain on sale of assets	179,757	179,757
Other long-term obligations	328,310	324,853
	1,044,529	1,043,440
Minority interest	25,478	27,455
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 1,216,335 and 1,216,335 shares outstanding	54,735	54,735
Common stock—$2.50 par value; 200,000,000 shares authorized; 74,055,572 and 70,804,612 shares outstanding	185,108	176,977
Additional paid-in capital	855,574	747,805
Retained earnings	877,109	898,283
Accumulated other comprehensive loss	(152,467)	(142,121)
Total shareholders’ equity	1,820,059	1,735,679
Total liabilities and shareholders’ equity	$6,099,592	$6,272,142

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Six Months Ended
	July 1, 2006	June 25, 2005
	(unaudited)
	(thousands)
Cash provided by (used for) operations:
Net income (loss)	$2,308	$(26,830)
Items in net income (loss) not using (providing) cash:
Equity in net income of affiliates	(2,871)	(2,654)
Depreciation and amortization	60,316	73,233
Minority interest, net of income tax	1,689	1,363
Pension and other postretirement benefits expense	7,407	13,638
Discontinued operations	7,162	785
Other	17,593	12,151
Changes other than from acquisition of business:
Receivables	72,811	105,655
Inventories	144,721	96,223
Accounts payable and accrued liabilities	(180,825)	(288,411)
Current and deferred income taxes	20,382	(173,570)
Other	287	(30,802)
Cash provided by (used for) operations	150,980	(219,219)
Cash used for investment:
Expenditures for property and equipment	(46,996)	(59,103)
Acquisitions of businesses	—	(33,028)
Proceeds from sale of assets	—	90,522
Other	596	(1,709)
Cash used for investment	(46,400)	(3,318)
Cash used for financing:
Cash dividends paid	(23,268)	(28,009)
Short-term borrowings (repayments), net	(18,666)	25,327
Payments of long-term debt	(65,478)	(201,768)
Purchase of common stock	(33)	(780,351)
Proceeds from the exercise of stock options	104,623	22,009
Other	—	126
Cash used for financing	(2,822)	(962,666)
Increase (decrease) in cash and cash equivalents	101,758	(1,185,203)
Cash and cash equivalents at beginning of period	72,198	1,242,542
Cash and cash equivalents at end of period	$173,956	$57,339

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

On December 9, 2003, the Company completed the acquisition of OfficeMax, Inc. (the “Acquisition”), which was primarily a retail office products distributor. References to the OfficeMax, Inc. Acquisition and OfficeMax, Inc. Integration herein refer to Boise Cascade Corporation’s acquisition of OfficeMax, Inc. and the related integration activities.

On October 29, 2004, the Company sold substantially all of its paper, forest products and timberland assets for approximately $3.7 billion in cash and other consideration to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC (the “Sale”). The Company changed its name from Boise Cascade Corporation to OfficeMax Incorporated in connection with the Sale.

Effective March 11, 2005, the Company amended its bylaws to make its fiscal year-end the last Saturday in December. Prior to this change, all of the Company’s businesses except for its U.S. retail operations had a December 31 fiscal year-end. The U.S. retail operations maintained a fiscal year that ended on the last Saturday in December. Due primarily to statutory requirements, the Company’s international businesses have maintained their December 31 year-ends. Fiscal year 2005 ended on December 31, 2005 for all reportable segments and businesses, and included 53 weeks for the Retail segment. Fiscal year 2006 ends on December 30, 2006. As a result of the fiscal year change, the domestic operations of the Contract segment had five additional selling days in the first quarter of 2006 than in the first quarter of 2005. The domestic operations of the Contract segment will have five fewer selling days in the fourth quarter of 2006 than in the fourth quarter of 2005. All  segments had the same number of selling days in the second quarter of 2006 as they had in the second quarter of 2005.

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

The quarterly consolidated financial statements included herein have not been audited by an independent registered public accounting firm, but in the opinion of management, include all adjustments necessary to present fairly the results for the periods. Except as may be disclosed within these “Notes to Quarterly Consolidated Financial Statements,” the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results which may be expected for a full year.

Certain amounts in prior years’ financial statements have been reclassified to conform with the current year’s presentation. These reclassifications did not affect net income (loss).

2.   Discontinued Operations

In December 2004, the Company’s board of directors authorized management to pursue the divestiture of a facility near Elma, Washington that manufactured integrated wood-polymer building materials. The board of directors and management concluded that the operations of the facility were no longer consistent with the Company’s strategic direction. As a result of that decision, the Company recorded the facility’s assets as held for sale on the Consolidated Balance Sheets and reported the results of its operations as discontinued operations.

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

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company recorded pre-tax charges of $67.8 million in the fourth quarter of 2004 and $28.2 million in the fourth quarter of 2005 to reduce the carrying value of the long-lived assets of the Elma, Washington facility to their estimated fair value. During the first quarter of 2006, the Company ceased operations at the facility and recorded pre-tax expenses of $18.0 million for contract termination and other closure costs. These charges and expenses were reflected within discontinued operations in the Consolidated Statements of Income (Loss).

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

During the first six months of 2006, the Company closed 109 underperforming, domestic retail stores and recorded a pre-tax charge of $89.6 million, including $11.3 million for employee severance, asset write-off and impairment and other closure costs and $78.3 million of estimated future lease obligations. The provision for estimated future lease obligations represents the estimated fair value of the obligations and is net of anticipated sublease income of $58.5 million.

In September 2005, the board of directors approved a plan to relocate and consolidate the Company’s retail headquarters in Shaker Heights, Ohio and its existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois. The Company began the consolidation and relocation process in the latter half of 2005. As of July 1, 2006, the Company has expensed approximately $51.6 million of costs related to the headquarters consolidation, including $26.6 million recognized during the first six months of 2006 and $25.0 million recognized during the second half of 2005.

The consolidation and relocation process is expected to be completed during the second half of 2006. Management continues to expect the total cost for the headquarter consolidation will be approximately $65 million to $75 million on a pre-tax basis, including approximately $45 million to $55 million for severance, retention, contract termination costs and accelerated depreciation and approximately $20 million for personnel training, recruiting and relocation. The estimated costs related to the headquarters consolidation do not include potential savings from expected efficiencies and tax incentives.

At July 1, 2006, approximately $61.9 million of the integration and facility closure reserve was included in accrued expenses and other current liabilities, other, and $77.0 million was included in other long-term obligations. Integration and facility closure reserve account activity during the first half of 2006, including activity related to the retail store closures and the headquarters consolidation, was as follows:

	Lease\ Contract Terminations	Severance\ Retention	Asset Write-off & Impairment	Other	Total
	(thousands)
Balance at December 31, 2005	$91,455	$21,502	$—	$739	$113,696
Charges to income	78,330	10,721	10,065	17,051	116,167
Adjustments to goodwill	(11,000)	—	—	—	(11,000)
Credits to income	—	(1,080)	—	—	(1,080)
Cash payments	(40,859)	(16,062)	—	(14,638)	(71,559)
Non-cash charges	—	—	(10,065)	(685)	(10,750)
Accretion expense	3,402	—	—	—	3,402
Balance at July 1, 2006	$121,328	$15,081	$—	$2,467	$138,876

4.   Net Income (Loss) Per Common Share

Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by weighted average shares outstanding.

	Quarter Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
	(thousands, except per-share amounts)
Basic income (loss) per common share:
Income (loss) from continuing operations	$27,395	$(17,259)	$13,289	$(18,259)
Preferred dividends	(1,009)	(1,155)	(2,018)	(2,261)
Basic income (loss) before discontinued operations	26,386	(18,414)	11,271	(20,520)
Loss from discontinued operations	—	(4,279)	(10,981)	(8,571)
Basic income (loss)	$26,386	$(22,693)	$290	$(29,091)
Average shares used to determine basic income (loss) per common share	72,877	81,726	71,855	87,281
Basic income (loss) per common share:
Continuing operations	$0.36	$(0.23)	$0.15	$(0.23)
Discontinued operations	—	(0.05)	(0.15)	(0.10)
Basic income (loss) per common share	$0.36	$(0.28)	$—	$(0.33)

	Quarter Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
	(thousands, except per-share amounts)
Diluted income (loss) per common share:
Basic income (loss) from continuing operations	$26,386	$(18,414)	$11,271	$(20,520)
Preferred dividends eliminated	—	—	—	—
Supplemental ESOP contribution	—	—	—	—
Diluted income (loss) before discontinued operations	26,386	(18,414)	11,271	(20,520)
Loss from discontinued operations	—	(4,279)	(10,981)	(8,571)
Diluted income (loss)	$26,386	$(22,693)	$290	$(29,091)
Average shares used to determine basic income (loss) per common share	72,877	81,726	71,855	87,281
Restricted stock, stock options and other	2,047	—	1,655	—
Series D Convertible Preferred Stock	—	—	—	—
Average shares used to determine diluted income (loss) per common share (a)	74,924	81,726	73,510	87,281
Diluted income (loss) per common share:
Continuing operations	$0.35	$(0.23)	$0.15	$(0.23)
Discontinued operations	—	(0.05)	(0.15)	(0.10)
Diluted income (loss) per common share	$0.35	$(0.28)	$—	$(0.33)

(a)           Options to purchase 6.4 million shares of common stock were outstanding during both the quarter and six months ended June 25, 2005, but were not included in the computation of diluted income (loss) per common share because the impact would have been anti-dilutive due to the net loss recognized in those periods.

5.   Other Operating, Net

The components of “Other operating, net” in the Consolidated Statements of Income (Loss) are as follows:

	Quarter Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
	(thousands)
Integration and facility closures (a)	$1,899	$2,405	$116,167	$2,792
Legal reserve (b)	—	—	—	9,800
Equity in net income of affiliates	(1,443)	(1,352)	(2,871)	(2,654)
Other, net	—	(771)	—	730
	$456	$282	$113,296	$10,668

(a)           See Note 3, Integration and Facility Closures.

(b)          Legal settlement with the Department of Justice recorded in the OfficeMax, Contract segment.

6. Income Taxes

For the six months ended July 1, 2006, the Company received income tax refunds, net of income taxes paid, of $21.1 million. For the six months ended June 25, 2005, the Company paid income taxes, net of refunds received, of $154.2 million.

7. Comprehensive Income (Loss)

Comprehensive income (loss) includes the following:

	Quarter Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
	(thousands)
Net income (loss)	$27,395	$(21,538)	$2,308	$(26,830)
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	8,014	(7,075)	(10,346)	(9,558)
Comprehensive income (loss)	$35,409	$(28,613)	$(8,038)	$(36,388)

8. Sales of Accounts Receivable

On June 19, 2006, the Company entered into a Fourth Amended and Restated Receivables Sale Agreement with a group of lendors, which replaced the Third Amended and Restated Receivables Sale Agreement that expired on that day. The agreement allows the Company to sell, on a revolving basis, an undivided interest in a defined pool of receivables while retaining a subordinated interest in a portion of the receivables. The receivables are sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. The Company continues servicing the sold receivables and charges the third party conduits a monthly servicing fee at market rates. The program qualifies for sale treatment under SFAS 140. The amount of available proceeds under the program is limited to $200 million, and is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the receivables. At July 1, 2006 and December 31, 2005, $168.0 million and $163.0 million of sold accounts receivable were excluded from receivables in the accompanying Consolidated Balance Sheets. The Company’s subordinated retained interest in the transferred receivables was $116.2 million and $73.3 million at July 1, 2006 and December 31, 2005, respectively, and is included in receivables, net in the Consolidated Balance Sheets. The receivables sale agreement will expire on June 18, 2007.

9. Investments in Affiliates

In connection with the Sale, the Company invested $175 million in the equity units of affiliates of Boise Cascade, L.L.C., including approximately $66 million of equity units that carry no voting rights. This investment is accounted for under the cost method as the Company has less than a 20 percent voting interest in Boise Cascade, L.L.C. and does not have the ability to significantly influence its operating and financial policies. This investment is included in investments in affiliates in the Consolidated Balance Sheets.

The Boise Cascade, L.L.C. non-voting equity units accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of any June and December. The Company recognized dividend income on this investment of $1.4 million and $2.9 million for the quarter and six months ended July 1, 2006, respectively, and $1.4 million and $2.7 million for the quarter and six months ended June 25, 2005, respectively.

10. Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. In accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” we assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment, and immediately upon an indicator of possible impairment. We completed our annual assessment in accordance with the provisions of the standard during the first quarter of 2006 and 2005, and concluded there was no impairment. During the first quarter of 2006 and 2005, we also evaluated the remaining useful lives of our finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary. We determined that no adjustments to the useful lives of our finite-lived purchased intangible assets were necessary.

Changes in the carrying amount of goodwill by segment are as follows:

	OfficeMax, Contract	OfficeMax, Retail	Total
	(thousands)
Balance at December 31, 2005	$523,537	$694,663	$1,218,200
Effect of foreign currency translation	(3,041)	—	(3,041)
Other	(2,914)	(11,000)	(13,914)
Balance at July 1, 2006	$517,582	$683,663	$1,201,245

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

	July 1, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,100	$—	$173,100
Customer lists and relationships	36,436	(14,671)	21,765
Noncompete agreements	12,860	(6,913)	5,947
Exclusive distribution rights	3,130	(1,647)	1,483
	$225,526	$(23,231)	$202,295

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,100	$—	$173,100
Customer lists and relationships	36,438	(13,438)	23,000
Noncompete agreements	12,852	(5,577)	7,275
Exclusive distribution rights	3,508	(1,651)	1,857
	$225,898	$(20,666)	$205,232

Intangible asset amortization expense totaled $2.1 million and $3.8 million for the quarter and six months ended July 1, 2006, respectively. Intangible asset amortization expense totaled  $1.5 million and $3.0 million for the quarter and six months ended June 25, 2005, respectively.

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

12. Debt

Credit Agreements

On June 24, 2005, the Company entered into a loan and security agreement for a new revolving credit facility. The revolving credit facility permits the Company to borrow up to the maximum aggregate borrowing amount, which is equal to the lesser of (i) a percentage of the value of certain eligible inventory less certain reserves or (ii) $500 million. In the second quarter of 2006, the Company amended the revolving credit facility to provide greater access to the borrowing base availability under the facility. There were no borrowings outstanding under the revolving credit facility as of July 1, 2006. There were $18.7 million in borrowings outstanding under the revolving credit facility as of December 31, 2005. The maximum amount outstanding under the revolving credit facility was $122.0 million during the six months ended July 1, 2006. The average amount outstanding under the revolving credit facility during the six months ended July 1, 2006 was $41.5 million. Letters of credit, which may be issued under the revolver up to a maximum of $100 million, reduce available borrowing capacity under the facility. Letters of credit issued under the revolver totaled $80.3 million as of July 1, 2006. As of July 1, 2006, the maximum aggregate borrowing amount available under the revolver was $500.0 million and excess availability under the revolver was $419.7 million.

Borrowings under the revolver bear interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Margins are applied to the applicable borrowing rates and the letter of credit fees under the revolver depending on the level of average excess availability. For borrowings outstanding under the revolver during the six months ended July 1, 2006, the weighted average interest rate was equal to 7.6%. Fees on letters of credit issued under the revolver were charged at a weighted average rate of 1.125%. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit of $500 million exceeds the average daily outstanding borrowings and letters of credit.

Borrowings under the revolver are secured by a lien on substantially all inventory and related proceeds. The revolving loan and security agreement contains customary conditions to borrowing including a monthly calculation of excess borrowing availability and reporting compliance. Covenants in the revolver agreement restrict the amount of letters of credit that may be issued, dividend distributions and other uses of cash if excess availability is less than $75 million. At July 1, 2006, the Company was in compliance with all covenants under the revolver agreement. The revolver expires on June 24, 2010.

Timber Notes

In October 2004, the Company sold its timberlands as part of the Sale and received credit-enhanced timber installment notes receivable in the amount of $1,635 million. (See Note 11, Timber Notes Receivable.) In December 2004, the Company completed a securitization transaction in which its interest in the timber installment notes receivable and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries that were designated to be qualifying special purpose entities (the “OMXQ’s”). The OMXQ’s pledged the timber installment notes receivable and related guarantees and issued securitization notes in the amount of $1,470 million. Recourse on the securitization notes is limited to the pledged timber installment notes receivable. The securitization notes are 15-year non-amortizing, and were issued in two equal $735 million tranches paying interest of 5.42% and 5.54%, respectively.

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

The original entities issuing the credit enhanced timber installment notes are variable-interest entities (the “VIE’s”) under FASB Interpretation 46R, “Consolidation of Variable Interest Entities”. The OMXQ’s are considered to be the primary beneficiary, and therefore, the VIE’s are required to be consolidated with the OMXQ’s, which are also the issuers of the securitization notes. As a result, the accounts of the OMXQ’s have been consolidated into those of their ultimate parent, OfficeMax. The effect of the Company’s consolidation of the OMXQ’s is that the securitization transaction is treated as a financing, and both the timber notes receivable and the securitization notes payable are reflected in the Consolidated Balance Sheets.

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

In December 2004, both Moody’s Investors Service, Inc., and Standard & Poor’s Rating Services upgraded the credit rating on the Company’s 7.00% senior notes to investment grade. The upgrades were the result of actions the Company took to collateralize the notes by granting the note holders a security interest in $113 million in principal amount of General Electric Capital and Bank of America Corp. notes maturing in 2008 (the “pledged instruments”). These pledged instruments are reflected as restricted investments in the Consolidated Balance Sheets. As a result of these ratings upgrades, the original 7.00% senior note covenants have been replaced with the covenants found in the Company’s other public debt. During the first quarter of 2005, the Company purchased and cancelled $87.3 million of the 7.00% senior notes. As a result, $92.8 million of the pledged instruments were released from the security interest granted to the 7.00% senior note holders, and were sold during the second quarter of 2005. The remaining pledged instruments continue to be subject to the security interest, and are reflected as restricted investments in the Consolidated Balance Sheets.

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

Cash payments for interest were $11.1 million and $21.8 million for the quarter and six months ended July 1, 2006, respectively, and $43.2 million and $57.6 million for the quarter and six months ended June 25, 2005, respectively.

13. Retirement and Other Benefit Plans

The following represents the components of net periodic pension and postretirement benefit costs (income):

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
	(thousands)
Service cost	$400	$240	$217	$182
Interest cost	18,670	18,816	395	1,059
Expected return on plan assets	(21,838)	(21,034)	—	—
Recognized actuarial loss	5,789	7,407	173	130
Amortization of prior service costs and other	—	—	(893)	19
Company-sponsored plans	3,021	5,429	(108)	1,390
Immediate recognition	223	—	—	—
Net periodic benefit cost	$3,244	$5,429	$(108)	$1,390

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
	(thousands)
Service cost	$800	$480	$434	$364
Interest cost	37,340	37,632	790	2,118
Expected return on plan assets	(43,676)	(42,068)	—	—
Recognized actuarial loss	11,579	14,814	346	260
Amortization of prior service costs and other	—	—	(1,786)	38
Company-sponsored plans	6,043	10,858	(216)	2,780
Immediate recognition	1,580	—	—	—
Net periodic benefit cost	$7,623	$10,858	$(216)	$2,780

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

OfficeMax, Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. OfficeMax, Retail has operations in the United States, Puerto Rico and the U.S. Virgin Islands. OfficeMax office supply stores feature OfficeMax Print and Document Services, an in-store module devoted to print-for-pay and related services. The retail segment owns a 51% interest in a joint venture that operates office supply stores in Mexico.

Substantially all products sold by the Contract and Retail segments are purchased from third party manufacturers or industry wholesalers except for office papers. The Contract and Retail segments purchase office papers from Boise Cascade, L.L.C., under the terms of a long-term paper supply contract.

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

An analysis of the Company’s operations by segment is as follows:

	Sales		Income (Loss) Before Taxes and Minority Interest (a)
	Quarter Ended		Quarter Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
	(thousands)
OfficeMax, Contract	$1,146,742	$1,138,173	$44,424	$23,720
OfficeMax, Retail	894,209	953,631	27,186	(15,523)
Corporate and Other	—	—	(25,039)	(28,022)
	2,040,951	2,091,804	46,571	(19,825)
Debt retirement expense	—	—	—	(2,237)
Interest expense	—	—	(30,214)	(33,481)
Interest income and other	—	—	28,830	23,472
	$2,040,951	$2,091,804	$45,187	$(32,071)

	Sales		Income (Loss) Before Taxes and Minority Interest (a)
	Six Months Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
	(thousands)
OfficeMax, Contract	$2,377,504	$2,262,614	$111,473	$42,082
OfficeMax, Retail	2,086,984	2,151,990	(10,806)	7,337
Corporate and Other	—	—	(62,460)	(55,112)
	4,464,488	4,414,604	38,207	(5,693)
Debt retirement expense	—	—	—	(14,392)
Interest expense	—	—	(61,717)	(64,672)
Interest income and other	—	—	47,778	56,111
	$4,464,488	$4,414,604	$24,268	$(28,646)

(a)        See Note 3, Integration and Facility Closures and Note 5, Other Operating, Net for an explanation of items affecting the segments.

15. Commitments and Guarantees

In addition to commitments for leases and long-term debt, and purchase obligations for goods and services and capital expenditures entered into in the normal course of business, the Company has various other commitments, guarantees and obligations that are described in Note 20, Commitments and Guarantees, in “Item 8. Financial Statements and Supplementary Data” and under the caption “Contractual Obligations” in “Item 7. Management’s Discussion and Anlaysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. At July 1, 2006, there had not been a material change to the information regarding commitments, guarantees and contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, other than an adjustment to the Additional Consideration Agreement described below.

The Company may be required to make cash payments to, or may be entitled to receive cash payments from, Boise Cascade L.L.C. under the terms of the Additional Consideration Agreement that was entered into in connection with the Sale. Under this agreement, the Sale proceeds may be adjusted upward or downward based on changes in paper prices during the six years following the Sale. At the date of the Sale, the Company recorded a $42 million liability related to the Additional Consideration Agreement based on the net present value of the weighted average expected payments due under the agreement based on paper price projections. During the quarter ended July 1, 2006, the Company reversed a portion of the liability estimated to be due under the Additional Consideration Agreement. The adjustment to this liability reduced Other, net expense (non-operating) by $9.2 million.

16. Legal Proceedings and Contingencies

We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position or results of operations. In our 2005 Annual Report on Form 10-K, we described certain claims under the Comprehensive Environmental Response Compensation and Liability Act or similar federal and state laws with respect to 15 active sites where hazardous substances or other contaminants are or may be located. The number of active sites is now 13. For other information regarding legal proceedings and contingencies, see Note 21, Legal Proceedings and Contingencies, in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

17. Share Based Payments

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share Based Payment.”  SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. SFAS 123R requires entities to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment transactions and requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.

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

The Company sponsors several share-based compensation plans, which are described below. Compensation costs related to the Company’s share-based plans were $5.8 million and $10.5 million for the quarter and six months ended July 1, 2006, respectively. Compensation costs related to the Company’s share-based plans were $2.1 million and $3.5 million for the quarter and six months ended June 25, 2005, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $2.2 million and $4.0 million for the quarter and six months ended July 1, 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.8 million and $1.4 million for the quarter and six months ended June 25, 2005, respectively.

2003 Director Stock Compensation Plan and OfficeMax Incentive and Performance Plan

In February 2003, the Company’s Board of Directors adopted the 2003 Director Stock Compensation Plan (the “2003 DSCP”) and the 2003 OfficeMax Incentive and Performance Plan (the “2003 Plan”), which were approved by shareholders in April 2003.

A total of 68,739 shares of common stock are reserved for issuance under the 2003 DSCP. Prior to December 8, 2005, the 2003 DSCP permitted non-employee directors to elect to receive some or all of their annual retainer and meeting fees in the form of options to purchase shares of the Company’s common stock. Non-employee directors, who elected to receive a portion of their compensation in the form of stock options, did not receive cash for that portion of their compensation. The difference between the $2.50-per-share exercise price of the options and the market value of the common stock on the date of grant was equal to the cash compensation that participating directors elected to forego and was recognized as compensation expense in the Consolidated Statements of Income (Loss). On December 8, 2005, the Board of Directors amended the 2003 DSCP to eliminate the choice to receive discounted stock options. All options granted under the 2003 DSCP expire three years after the holder ceases to be a director.

A total of 5,691,139 shares of common stock is reserved for issuance under the 2003 Plan. The Company’s executive officers, key employees and nonemployee directors are eligible to receive awards under the 2003 Plan at the discretion of the Executive Compensation Committee of the Board of

Directors. Eight types of awards may be granted under the 2003 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, annual incentive awards and stock bonus awards.

Restricted Stock and Restricted Stock Units

In the first six months of 2006, the Company granted to employees and directors 1,112,930 restricted stock units (“RSUs”). The weighted-average grant-date fair value of the RSUs was $27.90. As of July 1, 2006, 1,090,420 of these RSU’s remained outstanding and vest half in 2008 and half in 2009. The remaining compensation expense to be recognized related to this grant, net of estimated forfeitures, is approximately $32 million.

In 2005, the Company granted to employees and nonemployee directors 726,438 RSUs. The weighted-average grant-date fair value of the RSUs was $33.15. As of July 1, 2006, 595,717 of these RSU’s remained outstanding, which vest after defined service periods as follows: 46,343 units in 2006, 497,474 units in 2007, 45,900 units in 2008 and 3,000 units in both 2009 and 2010. The remaining compensation expense to be recognized related to this grant, net of estimated forfeitures, is approximately $6 million.

In 2004, the Company granted 366,775 RSUs to employees and 14,765 shares of restricted stock to nonemployee directors. The weighted-average grant-date fair value of the RSUs and restricted stock shares was $32.14. The vesting of the 2004 RSU award to employees was based on performance criteria established for 2004 and 2005. The performance criteria were not met; therefore, no compensation expense was recorded for this RSU award, and these units were forfeited and will not be distributed. The restricted stock granted to directors vests six months from their termination or retirement from board service, and 13,680 of these restricted stock shares remain outstanding at July 1, 2006.

Shares of restricted stock are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed. Each RSU converts into one common share after the restriction lapses. No entries are made in the financial statements on the grant date of restricted stock and RSU awards. The Company measures compensation expense related to these awards based on the closing price of the Company’s common stock on the grant date, and recognizes the expense over the applicable vesting period. If these awards contain performance criteria, management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. For the quarter and six months ended July 1, 2006, the Company recognized $5.5 million and $10.0 million, respectively, of pretax compensation expense and additional paid-in capital related to restricted stock and RSU awards. For the quarter and six months ended June 25, 2005, the Company recognized $2.1 million and $3.5 million, respectively, of pretax compensation expense and additional paid-in capital related to restricted stock and RSU awards.

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

Stock Units

The Company has a shareholder approved deferred compensation program for certain of its executive officers that allows them to defer a portion of their cash compensation. Previously, these officers could allocate their deferrals to a stock unit account. Each stock unit is equal in value to one share of the

Company’s common stock. The Company matched deferrals used to purchase stock units with a 25% Company allocation of stock units. The value of deferred stock unit accounts is paid in shares of the Company’s common stock when an officer retires or terminates employment. At July 1, 2006, 62,867 stock units were allocated to the accounts of these executive officers. As a result of an amendment to the plan, no additional deferrals can be allocated to the stock unit accounts.

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

A summary of stock option activity for the six months ended July 1, 2006 and June 25, 2005 is presented in the table below:

	2006		2005
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Balance at beginning of period	5,759,545	$32.39	6,963,462	$32.62
Options granted	—	—	260,000	32.70
Options exercised	(3,201,705)	32.68	(784,661)	28.05
Options forfeited and expired	(12,500)	37.57	(39,350)	42.04
Balance at end of period	2,545,340	$32.00	6,399,451	$33.14
Exercisable at end of period	2,297,808		6,139,451

The following table provides summarized information about stock options outstanding at July 1, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	37,230	—	$2.50	37,230	$2.50
$18.00—$28.00	825,198	4.2	27.27	825,198	27.27
$28.01—$39.00	1,675,212	4.2	34.94	1,427,680	35.40
$39.01—$44.00	7,700	1.2	41.00	7,700	41.00

The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is approximately $1.2 million. At July 1, 2006, the aggregate intrinsic value of outstanding stock options was $22.3 million and exercisable stock options was $20.2 million. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company’s closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the numbers of in-the-money options at the end of the quarter).

The Company did not grant any stock options in the first six months of 2006. To calculate stock-based employee compensation expense under the fair value method as outlined in SFAS 123 in 2005 and 2004, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants awarded in 2005 and 2004: risk-free interest rates of 4.3% in 2005 and 3.6% in 2004 (based on the applicable Treasury bill rate); expected dividends of 60 cents per share in both years (based on actual cash dividends expected to be paid); expected life of 3.4 years in 2005 and 4.3 years in 2004 (based on the time period options are expected to be outstanding based on historical experience); and expected stock price volatility of 28% in 2005 and 40% in 2004 (based on the historical volatility of the Company’s common stock).

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

Summary

Sales for the second quarter of 2006 were $2.0 billion, compared to $2.1 billion for the second quarter of  2005. Net income for the second quarter of 2006 was $27.4 million, or $0.35 per diluted share, compared to a net loss of $21.5 million, or $(0.28) per diluted share, for the same period in 2005.

Sales for the first six months of 2006 were $4.5 billion, compared to $4.4 billion for the first six months of  2005. Net income for the first six months of 2006 was $2.3 million, or $0.00 per diluted share, compared to a net loss of $26.8 million, or $(0.33) per diluted share, for the same period in 2005.

Results for the first six months of 2006 and 2005 include various items related to the our previously announced restructuring activities and its transition to an independent office products distribution company, which are not expected to be ongoing, including a loss from discontinued operations and the following:

•       In the first six months of 2006, we recorded pre-tax charges of $89.6 million related to the closing of 109 retail stores and $26.6 million related to the continued consolidation of our corporate headquarters. These charges were included in other operating, net in the Consolidated Statements of Income (Loss) and were reflected in the Retail segment (store closures) and the Corporate and Other segment (headquarters consolidation), respectively.

•       During the quarter ended July 1, 2006, we reversed a portion of the liability related to the Additional Consideration Agreement that was entered into in connection with the sale of the paper, forest products and timberland assets. The adjustment to the liability reduced Other, net expense (non-operating) by $9.2 million.

•       In the first quarter of 2005, we recognized a $9.8 million pre-tax charge in the Contract segment related to a legal settlement with the Department of Justice. Also during the first six months of 2005, the Company incurred $20.8 million of expenses in the Corporate and Other segment primarily for one-time severance payments and other expenses, primarily professional service fees, which are not expected to be ongoing.

As of July 1, 2006, we had $174.0 million of cash and cash equivalents and $410.2 million of short-term and long-term debt, excluding the $1.47 billion of timber securitization notes. During 2006, we reduced our net debt (total debt excluding the timber securitization notes less cash and restricted investments) by $186 million. Since the end of 2003, we have paid down approximately $1.9 billion of debt, primarily with proceeds from the sale of the paper, forest products and timberland assets, and expensed $151.5 million of costs related to the early retirement of debt. During 2004, we announced plans to return between $800 million and $1 billion of the proceeds from the sale of the paper, forest products and timberland assets to shareholders via common or preferred stock buybacks, cash dividends or a combination of these alternatives. As part of this commitment to return cash to equity holders, we redeemed $110.0 million of our Series D preferred stock on November 1, 2004. Additionally, during the second quarter of 2005, we repurchased 23.5 million shares of our common stock and the associated common stock purchase rights through a modified Dutch auction tender offer at a purchase price of $775.5 million, or $33.00 per share, plus transaction costs.

Outlook

In January 2006, we announced our Turnaround Plan for Higher Performance, which included some specific details of our 2006 operating plan and our key Retail, Contract and Corporate initiatives for 2006. As of January 2006, we expected our key initiatives for 2006 would improve operating income by approximately $100 million year-over-year and, as a result, we would achieve a full year 2006 operating income margin of 2.0% to 2.25%,, excluding charges for retail store closures and our headquarters consolidation. Based on our results for the first six months of 2006 and our expectations for the second half of 2006, we currently expect to achieve an operating income margin of approximately 3.0% to 3.5% for full year 2006, excluding charges for retail store closures and our headquarters consolidation. The charges for retail store closures and our headquarters consolidation are expected to reduce our operating income margin by approximately 1.5% for full year 2006. We believe our presentation of operating income before special items as a percentage of sales enhances our investors’ overall understanding of our recurring operational performance. Specifically, we believe presenting results before special items provides useful information to both investors and management by excluding gains, losses and expenses that are not indicative of our core operating activities.

Sale of Paper, Forest Products and Timberland Assets

On October 29, 2004, we sold substantially all of our paper, forest products and timberland assets for approximately $3.7 billion in cash and other consideration to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC (the “Sale”). We changed our name from Boise Cascade Corporation to OfficeMax Incorporated in connection with the Sale.

Discontinued Operations

In December 2004, our board of directors authorized management to pursue the divestiture of a facility near Elma, Washington that manufactured integrated wood-polymer building materials. The board of directors and management concluded that the operations of the facility were no longer consistent with our strategic direction. As a result of that decision, we recorded the facility’s assets as held for sale on the Consolidated Balance Sheets and the results of its operations as discontinued operations.

During 2005, we experienced unexpected difficulties in achieving anticipated levels of production at the facility. These issues delayed the process of identifying and qualifying a buyer for the business. While management made substantial progress in addressing the manufacturing issues that caused production to fall below plan, during the fourth quarter of 2005, management concluded that the Company was unable to attract a buyer in the near term and elected to cease operations at the facility during the first quarter of 2006.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we recorded pre-tax charges of $67.8 million in the fourth quarter of 2004 and $28.2 million in the fourth quarter of 2005 to reduce the carrying value of the long-lived assets of the Elma, Washington facility to their estimated fair value. During the first quarter of 2006, we ceased operations at the facility and recorded pre-tax expenses of $18.0 million for contract termination and other closure costs. These charges and expenses were reflected within discontinued operations in the Consolidated Statements of Income (Loss).

Integration Activities and Facility Closures

We conduct regular reviews of our real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically viable. Costs associated with the planned closure and consolidation of acquired facilities were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” and recognized as liabilities in connection with the acquisition and charged to goodwill. Costs incurred in connection with all other business integration activities have been recognized in the Consolidated Statements of Income (Loss). We record a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred.

During the first six months of 2006, we closed 109 underperforming, domestic retail stores and recorded a pre-tax charge of $89.6 million, including $11.3 million for employee severance, asset write-off and impairment and other closure costs and $78.3 million of estimated future lease obligations. The provision for estimated future lease obligations represents the estimated fair value of the obligations and is net of anticipated sublease income of $58.5 million.

In September 2005, the board of directors approved a plan to relocate and consolidate our retail headquarters in Shaker Heights, Ohio and our existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois. We began the consolidation and relocation process in the latter half of 2005.

As of July 1, 2006, we have expensed approximately $51.6 million of costs related to the headquarters consolidation, including $26.6 million recognized during the first six months of 2006 and $25.0 million recognized during the second half of 2005.

The consolidation and relocation process is expected to be completed during the second half of 2006. We continue to expect the total cost for the headquarter consolidation will be approximately $65 million to $75 million on a pre-tax basis, including approximately $45 million to $55 million for severance, retention, contract termination costs and accelerated depreciation and approximately $20 million for personnel training, recruiting and relocation. The estimated costs related to the headquarters consolidation do not include potential savings from expected efficiencies and tax incentives.

At July 1, 2006, approximately $61.9 million of the integration and facility closure reserve was included in accrued liabilities, other, and $77.0 million was included in other long-term obligations. Integration and facility closure reserve account activity during the first six months of 2006, including activity related to the retail store closures and the headquarters consolidation, was as follows:

	Lease\ Contract Terminations	Severance\ Retention	Asset Write-off & Impairment	Other	Total
	(thousands)
Balance at December 31, 2005	$91,455	$21,502	$—	$739	$113,696
Charges to income	78,330	10,721	10,065	17,051	116,167
Adjustments to goodwill	(11,000)	—	—	—	(11,000)
Credits to income	—	(1,080)	—	—	(1,080)
Cash payments	(40,859)	(16,062)	—	(14,638)	(71,559)
Non-cash charges	—	—	(10,065)	(685)	(10,750)
Accretion expense	3,402	—	—	—	3,402
Balance at July 1, 2006	$121,328	$15,081	$—	$2,467	$138,876

Results of Operations, Consolidated

	Quarter Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
	(millions, except per share amounts)
Sales	$2,041.0	$2,091.8	$4,464.5	$4,414.6
Income (loss) from continuing operations before income taxes and minority interest	$45.2	$(32.1)	$24.3	$(28.6)
Net income (loss)	$27.4	$(21.5)	$2.3	$(26.8)
Diluted income (loss) per common share
Continuing operations	$0.35	$(0.23)	$0.15	$(0.23)
Discontinued operations	—	(0.05)	(0.15)	(0.10)
Diluted income (loss) per common share	$0.35	$(0.28)	$—	$(0.33)

	(percentage of sales)
Gross profit margin	25.4%	23.6%	25.7%	24.0%
Operating and selling expenses	18.9%	19.9%	18.3%	19.6%
General and administrative expenses	4.2%	4.6%	4.0%	4.3%
Other operating, net	—%	—%	2.5%	0.2%
Operating profit margin	2.3%	(0.9)%	0.9%	(0.1)%

Total sales for the second quarter of 2006 were $2,041.0 million. Sales in the second quarter of 2006 decreased $50.8 million, or 2.4%, year-over-year, primarily as a result of the closure of 109 retail stores during the first quarter of 2006. Total sales for the first six months of 2006 increased $49.9 million, or 1.1%, over the comparable prior year period to $4,464.5 million. The year-over-year sales increase was primarily due to the impact of five additional selling days for the domestic operations of the Contract segment in the first quarter of 2006 and a comparable-store sales increase in the Retail segment.

Gross profit margin improved 1.8% of sales to 25.4% of sales for the second quarter of 2006 compared to 23.6% of sales for the same quarter a year ago. Gross profit margin improved 1.7% of sales to 25.7% of sales for the first six months of 2006 compared to 24.0% of sales for the same period a year ago. The gross profit margin increase was driven by gross margin improvement initiatives in both the Contract and Retail segments.

Operating and selling expenses decreased by 1.0% of sales to 18.9% of sales in the second quarter of 2006 from 19.9% of sales for the same period a year ago. Operating and selling expenses decreased by 1.3% of sales to 18.3% of sales in the six months ended July 1, 2006 from 19.6% of sales for the same period a year ago. The improvement in operating and selling expenses as a percent of sales was the result of targeted cost reduction programs, including lower promotion and marketing costs, payroll and integration expenses in the Contract segment, and reduced store labor and marketing costs in the Retail segment.

General and administrative expenses as a percent of sales were 4.2% and 4.6% for the quarters ended July 1, 2006 and June 25, 2005, respectively, and 4.0% and 4.3% for the six months ended July 1, 2006 and June 25, 2005, respectively. General and administrative expenses in the first six months of 2005 included $20.8 million of expenses for one-time severance payments and other expenses, primarily professional service fees, which are not expected to be ongoing. Excluding the severance and other expenses, general and administrative expenses were 3.9% of sales and 3.8% of sales for the quarter and six months ended June 25, 2005. The year-over-year increase in general and administrative expenses excluding the severance and other expenses was due to increased payroll and benefit costs, primarily increased incentive compensation expense.

In the first six months of 2006, we reported $113.3 million of expense in “Other operating, net” which included $89.6 million related to the 109 domestic store closures and $26.6 million related to the headquarters consolidation. In the first six months of 2005, the Company reported $10.7 million of expense in “Other operating, net.”  Other operating, net for the first six months of 2005 included a $9.8 million pre-tax charge for a legal settlement with the Department of Justice. Other operating, net also includes equity in net income of affiliates, which was $1.5 million and $2.9 million in the second quarter and first six months of 2006, respectively, and $1.4 million and $2.7 for the second quarter and first six months of 2005, respectively.

Interest expense was $30.2 million for the quarter ended July 1, 2006. Interest expense for the quarter ended June 25, 2005, was $33.5 million. Interest expense was $61.7 million for the six months ended July 1, 2006 and $64.7 million for the six months ended June 25, 2005. The year-over-year decrease in interest expense was a result of lower average borrowings. Interest expense includes interest related to the timber securitization notes of approximately $20.1 million for the second quarters of 2006 and 2005 and $40.3 million for the first six months of 2006 and 2005. The interest expense associated with the timber securitization notes is offset by interest income earned  on the timber notes receivable, which amounted to $20.6 million for the second  quarters of 2006 and 2005 and $41.3 million for the first six months of 2006 and 2005. The interest income on the timber notes receivable is included in interest income and is not netted against the related interest expense in our Consolidated Statements of Income (Loss).

Excluding the interest income earned on the timber notes receivable, interest income was $1.5 million and $2.9 million for the quarters ended July 1, 2006 and June 25, 2005, respectively, and $1.9 million and $14.1 million for the six months ended July 1, 2006 and June 25, 2005, respectively. The interest income in 2005 was earned on the cash and short-term investments we held following the Sale. Approximately $800 million of the Sale proceeds were used to repurchase 23.5 million shares of our common stock during the second quarter of 2005.

Our estimated effective tax rate attributable to continuing operations for the quarter and six months ended July 1, 2006 was 38.2% and 38.3%, respectively. Our estimated effective tax rate attributable to continuing operations for the quarter and six months ended June 25, 2005 was 47.6% and 41.0%, respectively. The difference between the statutory and effective tax rates for the periods ended June 25, 2005 was primarily due to the impact of non-deductible expenses and the mix of domestic and foreign sources of income.

As a result of the foregoing factors, we recognized income from continuing operations of $27.4 million, or $0.35 per diluted share, for the second quarter of 2006, compared to a loss from continuing operations of  $17.3 million, or $0.23 per diluted share, for the second quarter of 2005. We recognized income from continuing operations of $13.3 million, or $0.15 per diluted share, for the first six months of 2006, compared to a loss from continuing operations of  $18.3 million, or $0.23 per diluted share, for the first six months of 2005.

Segment Discussion

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

OfficeMax, Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. OfficeMax, Retail has operations in the United States, Puerto Rico and the U.S. Virgin Islands. OfficeMax office supply stores feature OfficeMax Print and Document Services, an in-store module devoted to print-for-pay and related services. The retail segment owns a 51% interest in a joint venture that operates office supply stores in Mexico.

OfficeMax, Contract

	Quarter Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
	(millions)
Sales	$1,146.7	$1,138.2	$2,377.5	$2,262.6
Segment income	$44.4	$23.7	$111.5	$42.1
Sales by Product Line
Office supplies and paper	$613.2	$636.2	$1,283.5	$1,283.1
Technology products	$385.9	$365.3	$789.0	$717.1
Office furniture	$147.6	$136.7	$305.0	$262.4
Sales by Geography
United States	$867.1	$867.1	$1,784.6	$1,707.4
International	$279.6	$271.1	$592.9	$555.2
Sales growth	0.8%	10%	5%	5%
Same-location sales growth	(0.2)%	9%	—%	7%

	(percentage of sales)
Gross profit margin	22.1%	21.9%	22.7%	22.1%
Operating expenses, including allocated general and administrative expenses	18.2%	19.8%	18.0%	20.2%
Operating profit margin	3.9%	2.1%	4.7%	1.9%

For the quarter and six months ended July 1, 2006, Contract segment sales were $1,146.7 million  and $2,377.5 million, respectively, compared to $1,138.2 million and $2,262.6 million for the same periods a year ago. The year-over-year sales increase in the first six months of 2006 was primarily due to five additional selling days for the domestic operations of the Contract segment during the first quarter of 2006, and the impact of international acquisitions in the prior year. Adjusted for the difference in selling days, same-location sales for the Contract segment were essentially unchanged year-over-year.

Contract segment gross profit margin increased 0.2% of sales to 22.1% of sales for the second quarter of 2006 and 0.6% of sales to 22.7% of sales for the first six months of  2006. The year-over-year improvement in gross profit margin was primarily due to the implementation of several margin enhancement initiatives as well as a continued focus on the middle-market and other higher margin sales opportunities.

Operating expenses for the Contract segment were 18.2% of sales for the second quarter of 2006, down from 19.8% of sales in the second quarter of 2005. For the six months ended July 1, 2006, operating expenses were 18.0% of sales, down from 20.2% of sales for the first six months of 2005. Prior year expenses include a $9.8 million pre-tax charge for a legal settlement with the Department of Justice. Excluding the impact of the legal settlement, operating expenses were 19.8% of sales in the first six months of 2005. The year-over-year improvement in operating expenses as a percentage of sales is due to lower promotion and marketing costs as well as reduced payroll and integration expenses.

Contract segment income increased $20.7 million in the second quarter of 2006 to $44.4 million, or 3.9% of sales, compared to $23.7 million, or 2.1% of sales, during the same period a year ago. For the first six months of 2006, Contract segment income increased $69.4 million to $111.5 million, or 4.7% of sales, compared to $42.1 million, or 1.9% of sales, during the same period a year ago. Excluding the $9.8 million legal settlement, Contract segment income was $51.9 million, or 2.3% of sales, during the first six months of 2005.

OfficeMax, Retail

	Quarter Ended		Six Months Ended
	July 1, 2006	June 25, 2005	July 1, 2006	June 25, 2005
	(millions)
Sales	$894.2	$953.6	$2,087.0	$2,152.0
Segment income (loss)	$27.2	$(15.5)	$(10.8)	$7.4
Sales by Product Line
Office supplies and paper	$330.8	$347.8	$759.1	$768.1
Technology products	$464.8	$497.4	$1,093.5	$1,138.0
Office furniture	$98.6	$108.4	$234.4	$245.9
Sales by Geography
United States	$853.0	$916.9	$1,997.5	$2,072.0
International	$41.2	$36.7	$89.5	$80.0
Sales growth	(6)%	(1)%	(3)%	(2)%
Same-location sales growth	(0.9)%	(2)%	0.4%	(2)%

	(percentage of sales)
Gross profit margin	29.7%	25.6%	29.1%	26.1%
Operating expenses, including allocated general and administrative expenses	26.7%	27.2%	29.6%	25.8%
Operating profit margin	3.0%	(1.6)%	(0.5)%	0.3%

Retail segment sales were $894.2 million in the second quarter of 2006, compared with $953.6 million in the second quarter of 2005. Same-location sales in the second quarter of 2006 decreased 0.9% from the second quarter of 2005. For the first six months of 2006, Retail segment sales were $2,087.0 million compared to $2,152.0 million for the same period in 2005. Retail segment sales were lower due to the closing of 109 retail stores during the first quarter of 2006. Excluding the impact of these store closures, Retail segment same-location sales increased 0.8% year-over-year during the first six months of 2006. During the first half of 2006, we opened 9 new retail stores ending the period with 874 retail stores.

Retail segment gross margin increased 4.1% of sales to 29.7% of sales for the second quarter of 2006, from 25.6% of sales in the second quarter of 2005. For the six months ended July 1, 2006, Retail segment gross margin was 29.1% of sales, compared to 26.1% of sales in the comparable period of 2005. The gross margin improvements were primarily due to the segment’s improved promotional and advertising strategies and reduced inventory shrinkage and inventory clearance, year-over-year.

Retail segment operating expenses were 26.7% of sales and 29.6% of sales for the quarter and six months ended July 1, 2006, respectively. During the first quarter of 2006, the Retail segment incurred pre-tax charges of $98.6 million related to the closure of 109 underperforming retail stores. During the second quarter of 2006, $9.0 million of the reserve related to the closure of the 109 retail stores was reversed due to favorable experience in negotiations with lessors and sub-tenants. Excluding the impact of the store closures, Retail segment operating expenses were 27.7% of sales and 25.3% of sales for the quarter and six months ended July 1, 2006, respectively, compared to 27.2% of sales and 25.8% of sales in the comparable prior year periods. The year-over-year improvement in operating expenses for the six month period in 2006 as compared to 2005 was due to targeted cost reductions, including reduced store labor and marketing costs. These improvements were offset by an increase in allocated general and administrative expenses during the second quarter of 2006.

For the second quarter of 2006, the Retail segment reported operating income of $27.2 million, or 3.0% of sales, compared to an operating loss of $15.5 million, or (1.6)% of sales, in the second quarter of 2005. The second quarter of 2006 included income of $9.0 million as result of the reversal of a portion of the reserve related to store closings. Excluding this item, the operating margin for the second quarter of 2006 was 2.0% of sales. For the first six months of 2006, the Retail segment reported an operating loss of $10.8 million, or (0.5)% of sales, compared to operating income of $7.4 million, or 0.3% of sales, in the same period of 2005. Excluding the net impact of the store closing charges, Retail segment operating income for the first six months of 2006 was $78.8 million, or 3.8% of sales.

Corporate and Other

Corporate and Other expenses were $25.0 million and $62.5 million for the quarter and six months ended July 1, 2006, respectively. We recorded expenses related to the headquarters consolidation in the Corporate and Other segment totaling $10.9 million and $26.6 million during the second quarter and first six months of 2006, respectively. Corporate and Other expenses were $28.0 million and $55.1 million for the quarter and six months ended June 25, 2005, respectively. During the second quarter and first six months of 2005 we recorded $9.4 million and $20.8 million of expenses in the Corporate and Other segment for one-time severance payments and other expenses, primarily professional service fees, which are not expected to be ongoing.

Liquidity and Capital Resources

As of  July 1, 2006, we had $174.0 million of cash and cash equivalents and $410.2 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes. We also had $22.3 million of restricted investments on deposit which are pledged to secure a portion of the outstanding debt. During 2006, we reduced our net debt (total debt excluding the timber securitization notes less cash and restricted investments) by $186 million. Since the end of 2003, we paid down approximately $1.9 billion of debt, primarily with proceeds from the Sale, and expensed $151.5 million of costs related to the early retirement of debt. During 2004, we announced plans to return between $800 million and $1 billion of the Sale proceeds to shareholders via common or preferred stock buybacks, cash dividends or a combination of these alternatives. As part of this commitment to return cash to equity holders, we redeemed $110.0 million of our Series D preferred stock on November 1, 2004. Additionally, during the second quarter of 2005, we repurchased 23.5 million shares of our common stock and the associated common stock purchase rights through a modified Dutch auction tender offer at a purchase price of $775.5 million, or $33.00 per share, plus transaction costs.

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

Operating Activities

Our operating activities generated $151.0 million of cash during the first six months of 2006 and used $219.2 million of cash during the first six months of 2005. For the first six months of 2006, items included in net income (loss) provided $93.6 million of cash, and changes in working capital provided $57.4 million. For the six months ended June 25, 2005, items included in net income (loss) provided $71.7 million of cash, and changes in working capital used $290.9 million. Improved management of accounts receivable, inventory and accounts payable, together with a reduction in income tax payments, contributed to the improvement in the working capital component of operating cash flow.

We have sold fractional ownership interests in a defined pool of trade accounts receivable. At July 1, 2006, $168.0 million of sold accounts receivable were excluded from “Receivables” in our Consolidated Balance Sheet, compared to $163.0 million excluded at December 31, 2005. The increase at July 1, 2006 in sold accounts receivable of $5.0 million from the amount at December 31, 2005, provided cash from operations during 2006.

Our ratio of current assets to current liabilities was 1.35:1 at July 1, 2006, compared with 1.22:1 at December 31, 2005.

Investment Activities

Our investing activities used  $46.4 million of cash during the first six months of 2006, compared to $3.3 million during the first six months of 2005. Investment activities during the first half of 2006 were primarily expenditures for property and equipment. We expect expenditures for property and equipment in 2006 to total between $165 and $175 million, excluding acquisitions. Our capital spending in 2006 will be for leasehold improvements, new stores, quality and efficiency projects, replacement projects and integration projects, including our previously announced infrastructure improvement initiatives in supply chain and information systems. Investment activities during the first six months of 2005 included $59.1 million of expenditures for property and equipment and $33.0 million for the acquisitions of businesses by our Contract segment, substantially offset by $90.5 million of proceeds from the sale of restricted investments.

Financing Activities

Our financing activities used  $2.8 million of cash during the first six months of 2006, and used $962.7 million during the first six months of 2005. During the first six months of 2006, we received $104.6 million in  proceeds from stock option exercises. During the first six months of 2005, we used $780.4 million of Sale proceeds for the repurchase of our common stock. Dividend payments totaled $23.3 million and $28.0 million during the first six months of 2006 and 2005, respectively. In both years, our quarterly dividend was 15 cents per common share. During the first six months of 2006, we used $84.4 million of cash to reduce debt as compared to $176.4 million for the same period in 2005. Excluding the timber securitization notes, our debt-to-equity ratio was .22:1 at July 1, 2006 and .28:1 at December 31, 2005.

Our debt structure consists of credit agreements, note agreements and other borrowings. Information regarding our debt structure is included in Note 12, Debt,  of the Notes to Quarterly Consolidated Financial Statements (Unaudited) included in this Form 10-Q. For additional information, see Note 15, Debt, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Credit Agreements

On June 24, 2005, the Company entered into a loan and security agreement for a new revolving credit facility. The revolving credit facility permits the Company to borrow up to the maximum aggregate borrowing amount, which is equal to the lesser of (i) a percentage of the value of certain eligible inventory less certain reserves or (ii) $500 million. In the second quarter of 2006, the Company amended the revolving credit facility to provide greater access to the borrowing base availability under the facility. There were no borrowings outstanding under the revolving credit facility as of July 1, 2006. There were $18.7 million in borrowings outstanding under the revolving credit facility as of December 31, 2005. The maximum amount outstanding under the revolving credit facility was $122.0 million during the six months ended July 1, 2006. The average amount outstanding under the revolving credit facility during the six months ended July 1, 2006 was $41.5 million. Letters of credit, which may be issued under the revolver up to a maximum of $100 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolver totaled $80.3 million as of July 1, 2006. As of July 1, 2006, the maximum aggregate borrowing amount available under the revolver was $500.0 million and excess availability under the revolver totaled $419.7 million.

Borrowings under the revolver bear interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolver depending on the level of average excess availability. For borrowings outstanding under the revolver during the six months ended July 1, 2006, the weighted average interest rate was equal to 7.6%. Fees on letters of credit issued under the revolver were charged at a weighted average rate of 1.125%. The Company is also charged an unused line fee of 0.25%  on the amount by which the maximum available credit of $500 million exceeds the average daily outstanding borrowings and letters of credit.

Borrowings under the revolver are secured by a lien on substantially all inventory and related proceeds. The revolving loan and security agreement contains customary conditions to borrowing including a monthly calculation of excess borrowing availability and reporting compliance. Covenants in the revolver agreement restrict the amount of letters of credit that may be issued, dividend distributions and other uses of cash if excess availability is less than $75 million. At July 1, 2006, the Company was in compliance with all covenants under the revolver agreement. The revolver expires on June 24, 2010.

Timber Notes

In October 2004, the Company sold its timberlands as part of the Sale and received credit-enhanced timber installment notes receivable in the amount of $1,635 million. In December 2004, the Company completed a securitization transaction in which its interest in the timber installment notes receivable and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries that were designated to be qualifying special purpose entities (the “OMXQ’s”). The OMXQ’s pledged the timber installment notes receivable and related guarantees and issued securitization notes in the amount of $1,470 million.

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

The original entities issuing the credit enhanced timber installment notes are variable-interest entities (the “VIE’s”) under FASB Interpretation 46R, “Consolidation of Variable Interest Entities”. The OMXQ’s are considered to be the primary beneficiary, and therefore, the VIE’s are required to be consolidated with the OMXQ’s, which are also the issuers of the securitization notes. As a result, the accounts of the OMXQ’s have been consolidated into those of their ultimate parent, OfficeMax. The effect of the Company’s consolidation of the OMXQs is that the securitization transaction is treated as a financing, and both the timber notes receivable and the securitization notes payable are reflected in the Consolidated Balance Sheets.

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

In December 2004, both Moody’s Investors Service, Inc., and Standard & Poor’s Rating Services upgraded the credit rating on the Company’s 7.00% senior notes to investment grade. The upgrades were the result of actions the Company took to collateralize the notes by granting the note holders a security interest in $113 million in principal amount of General Electric Capital and Bank of America Corp. notes maturing in 2008 (the “pledged instruments”). These pledged instruments are reflected as restricted investments in the Consolidated Balance Sheets. As a result of these ratings upgrades, the original 7.00% senior note covenants have been replaced with the covenants found in the Company’s other public debt. During the first quarter of 2005, the Company purchased and cancelled $87.3 million of the 7.00% senior notes. As a result, $92.8 million of the pledged instruments were released from the security interest granted to the 7.00% senior note holders, and were sold during the second quarter of 2005. The remaining pledged instruments continue to be subject to the security interest, and are reflected as restricted investments in the Consolidated Balance Sheets.

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

Cash payments for interest were $11.1 million and $21.8 million for the quarter and six months ended July 1, 2006, respectively and $43.2 million and $57.6 million for the quarter and six months ended June 25, 2005, respectively.

Off-Balance- Sheet Activities and Guarantees

For information regarding off-balance-sheet activities and guarantees, see Note 8, Sales of Accounts Receivable, of “Notes to Quarterly Consolidated Financial Statements (Unaudited)” in this Form 10-Q and the caption “Off-Balance-Sheet Activities and Guarantees” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. At July 1, 2006, there had not been a material change to the information regarding off-balance-sheet activities and guarantees disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 other than the adjustment to the Additional Consideration Agreement described below.

We may be required to make cash payments to, or may be entitled to receive cash payments from, Boise Cascade L.L.C. under the terms of the Additional Consideration Agreement that was entered into in connection with the Sale. Under this agreement, the Sale proceeds may be adjusted upward or downward based on changes in paper prices during the six years following the Sale. At the date of the Sale, the Company had recorded a $42 million liability related to the Additional Consideration Agreement based on the net present value of the weighted average expected payments due under the agreement based on paper price projections. During the quarter ended July 1, 2006, we reversed a portion of the liability estimated to be due under the Additional Consideration Agreement. The adjustment to this liability reduced Other, net expense (non-operating) by $9.2 million.

Inflationary and Seasonal Influences

Except for the impact of recent increases in energy costs which may reduce gross margins and increase operating expenses, we believe that neither inflation nor deflation has had a material effect on our financial condition or results of operations; however, there can be no assurance that we will not be affected by inflation or deflation in the future. Our business is seasonal, with OfficeMax, Retail showing a more pronounced seasonal trend than OfficeMax, Contract. Sales in the second quarter and summer months are historically the slowest of the year. Sales are stronger during the first, third and fourth quarters that include the important new-year office supply restocking month of January, the back-to-school period and the holiday selling season, respectively.

Environmental

In our 2005 Annual Report on Form 10-K, we described certain claims under the Comprehensive Environmental Response Compensation and Liability Act or similar federal and state laws with respect to 15 active sites where hazardous substances or other contaminants are or may be located. The number of active sites is now 13. For other information regarding environmental issues, see the caption “Environmental” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Estimates

For information regarding critical accounting estimates, see the caption “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. At July 1, 2006, there had not been a material change to the information regarding critical accounting estimates disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Recently Issued or Newly Adopted Accounting Standards

Following are summaries of recently issued accounting pronouncements that may become applicable to the preparation of our consolidated financial statements in the future.

EITF Issue No. 06-03—How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation). This EITF Issue clarifies that the presentation of taxes collected from customers and remitted to governmental authorities on a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22—Disclosure of Accounting Policies. The Issue is effective for reporting periods beginning after December 15, 2006. We do not believe that the implementation of the guidance in this Issue will have a material impact on our consolidated financial statements.

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48—Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 109—Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of this Interpretation on our consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk see the caption “Disclosures of Financial Market Risk” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. At July 1, 2006, there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 4.   CONTROLS AND PROCEDURES

(a)           Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company’s disclosure controls and procedures are effective for the purpose of ensuring that material information required to be included in this quarterly report is made known to them by others on a timely basis and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)          Changes in Internal Controls over Financial Reporting

There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

In our 2005 Annual Report on Form 10-K, we described certain claims under the Comprehensive Environmental Response Compensation and Liability Act or similar federal and state laws with respect to 15 active sites where hazardous substances or other contaminants are or may be located. The number of active sites is now 13. For other information concerning legal proceedings, see “Item 3. Legal Proceedings” and Note 21, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

Our operating results may be adversely affected if we are unable to attract, train, and retain key personnel.   In conjunction with our headquarters consolidation, we have hired approximately 400 new employees and will need to hire approximately 200 additional new employees to replace existing associates who are not relocating to the new headquarters. We may not be successful in attracting and retaining highly qualified associates. In addition, we now have a significant number of associates with limited experience with OfficeMax performing key functions for us. Although we have carefully selected and trained these associates, there is still a risk that institutional knowledge may be lost and operations may be conducted less efficiently or effectively. If we are unable to continue to attract and retain qualified associates for our remaining open positions, as well as train new associates and transition them smoothly into their roles, it could adversely affect our operating results.

We cannot assure the headquarters consolidation will go smoothly.   The consolidation of our headquarters in Naperville, Illinois in 2006 not only required the hiring of approximately 600 new associates as discussed above, it also involves the relocation of our data center and other key corporate functions and processes. Unanticipated complications in the headquarters consolidation could adversely affect our operating results.

We have more indebtedness than some of our key competitors, which could adversely affect our cash flows, business and ability to fulfill our debt obligations.   Although we have repaid a significant portion of our debt with the proceeds from the Sale, we still have relatively more debt than several of our key competitors. Because we have more debt, we are required to dedicate a relatively greater portion of our cash flow from operations to repay debt. This reduces the funds we have available for working capital, capital expenditures, acquisitions, new stores, store remodels and other purposes. Similarly, our relatively larger debt levels increase our vulnerability to, and limit our flexibility in planning for, adverse economic and industry conditions and create other competitive disadvantages compared with other companies with relatively lower debt levels.

We cannot assure the completion of our integration efforts will be successful.   Our acquisition of OfficeMax, Inc., in December 2003, required the integration and coordination of our existing contract stationer operations with the retail operations of the acquired company. We have not completed the integration of these operations. Integrating and coordinating these operations has involved complex operational and personnel-related challenges. This process will continue to be time-consuming and expensive, may disrupt our day-to-day business activities and may not result in the full benefits that we expect. The difficulties, costs and delays that we could still encounter include unanticipated issues in integrating information, communications and other systems; the loss of customers; unanticipated incompatibility of purchasing, logistics, marketing, and administration methods; and unanticipated costs of terminating or relocating facilities and operations. There may also be negative effects associated with employee morale and performance because of job changes and reassignments.

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

Our continued equity interest in Boise Cascade, L.L.C. subjects us to the risks associated with the paper and forest products industry.   When we sold our forest products businesses, we purchased a continuing equity interest in affiliates of Boise Cascade, L.L.C. In addition, we have an ongoing obligation to purchase paper from an affiliate of Boise Cascade, L.L.C. These continuing interests subject us to market risks associated with the paper and forest products industry. These industries are subject to cyclical market pressures. Historical prices for products have been volatile, and industry participants have limited influence over the timing and extent of price changes. The relationship between supply and demand in these industries significantly affects product pricing. Demand for building products is driven mainly by factors such as new construction and remodeling rates, interest rates and weather. The supply of paper and building products fluctuates based on manufacturing capacity, and excess capacity, both domestically and abroad, can result in significant variations in product prices. The level of supply and demand for forest products will affect the price we pay for paper. Our ability to realize the carrying value of our equity interest in affiliates of Boise Cascade, L.L.C. is dependent upon many factors, including the operating performance of Boise Cascade, L.L.C. and other market factors that may not be specific to Boise Cascade, L.L.C., due in part to the fact that there is not a liquid market for our equity interest. Our exposure to these risks could decrease our ability to compete effectively with our competitors, who typically are not subject to such risks.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning our stock repurchases during the quarter ended July 1, 2006:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 2 — April 29, 2006	103	$32.07	103	4,249,979
April 30 — May 27, 2006	249	$44.03	249	4,249,730
May 28 — July 1, 2006	291	$41.25	291	4,249,439
Total	643	$40.86	643	4,249,439

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

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Information concerning our annual meeting of stockholders held April 20, 2006 is set forth in “Item 4. Submission of Matters to a Vote of  Security Holders” in our Quarterly Report on Form 10-Q for the quarterly period ended April 1, 2006, which information is incorporated herein by reference.

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

/s/ PHILLIP DEPAUL
Phillip DePaul
Senior Vice President, Controller and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)

Date: August 9, 2006

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended July 1, 2006

Number		Description
3.1	(1)	Restated Certificate of Incorporation, as amended and restated to date
3.2	(2)	Bylaws, as amended July 27, 2006
10.1	(3)	Amendment No. 2 to Loan Agreement dated May 24, 2006, by and among the Company and certain other parties
10.2	(4)	Fourth Amended and Restated Receivables Sale Agreement dated June 19, 2006, among Loving Creek Funding Corporation, the Company and certain other parties.
31.1	*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated

*      Filed with this Form 10-Q.

(1)   Exhibit 3.1 was filed under the same exhibit number in our Quarterly Report on Form 10-Q for the quarterly period ended  April 1, 2006, and is incorporated herein by reference.

(2)   Exhibit 3.2 was filed as exhibit number 3.1in our Current Report on Form 8-K dated August 2, 2006, and is incorporated herein by reference.

(3)   Exhibit 10.1 was filed as exhibit number 99.1 in our Current Report on Form 8-K dated May 31, 2006 and is incorporated herein by reference.

(4)   Exhibit 10.2 was filed as exhibit number 99.1 in our Current Report on Form 8-K dated June 23, 2006 and is incorporated herein by reference.