Form 10-Q
period 2006-09-30
OFFICEMAX INC
filed 2006-11-07
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission File Number: 1-5057

OFFICEMAX INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	82-0100960
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
263 Shuman Boulevard
Naperville, Illinois	60563
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes  ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	as of October 31, 2006
Common Stock, $2.50 par value	74,475,803

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income (Loss)
(thousands, except per-share amounts)

	Quarter Ended
	September 30, 2006	September 24, 2005
	(unaudited)
Sales	$2,244,414	$2,287,695
Cost of goods sold and occupancy costs	1,659,603	1,734,459
Gross profit	584,811	553,236
Operating expenses:
Operating and selling	413,185	439,264
General and administrative	91,479	86,299
Other operating, net	17,860	11,627
Operating income	62,287	16,046
Interest expense	(30,557)	(31,658)
Interest income	22,900	20,737
Other income (expense), net	(1,401)	2,326
Income from continuing operations before income taxes and minority interest	53,229	7,451
Income tax expense	(20,250)	(6,653)
Income from continuing operations before minority interest	32,979	798
Minority interest, net of income tax	(1,604)	(1,178)
Income (loss) from continuing operations	31,375	(380)
Discontinued operations:
Operating loss	—	(5,717)
Income tax benefit	—	2,224
Loss from discontinued operations	—	(3,493)
Net income (loss)	31,375	(3,873)
Preferred dividends	(1,009)	(1,093)
Net income (loss) applicable to common shareholders	$30,366	$(4,966)
Basic income (loss) per common share:
Continuing operations	$0.41	$(0.02)
Discontinued operations	—	(0.05)
Basic income (loss) per common share	$0.41	$(0.07)
Diluted income (loss) per common share:
Continuing operations	$0.41	$(0.02)
Discontinued operations	—	(0.05)
Diluted income (loss) per common share	$0.41	$(0.07)

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income (Loss)
(thousands, except per-share amounts)

	Nine Months Ended
	September 30, 2006	September 24, 2005
	(unaudited)
Sales	$6,708,902	$6,702,299
Cost of goods sold and occupancy costs	4,978,340	5,088,881
Gross profit	1,730,562	1,613,418
Operating expenses:
Operating and selling	1,231,529	1,306,218
General and administrative	267,383	274,552
Other operating, net	131,156	22,295
Operating income	100,494	10,353
Debt retirement expense	—	(14,391)
Interest expense	(92,274)	(96,330)
Interest income	66,117	76,090
Other income, net	3,160	3,083
Income (loss) from continuing operations before income taxes and minority interest	77,497	(21,195)
Income tax (expense) benefit	(29,540)	5,097
Income (loss) from continuing operations before minority interest	47,957	(16,098)
Minority interest, net of income tax	(3,293)	(2,541)
Income (loss) from continuing operations	44,664	(18,639)
Discontinued operations:
Operating loss	(17,972)	(19,745)
Income tax benefit	6,991	7,681
Loss from discontinued operations	(10,981)	(12,064)
Net income (loss)	33,683	(30,703)
Preferred dividends	(3,027)	(3,354)
Net income (loss) applicable to common shareholders	$30,656	$(34,057)
Basic income (loss) per common share:
Continuing operations	$0.57	$(0.27)
Discontinued operations	(0.15)	(0.15)
Basic income (loss) per common share	$0.42	$(0.42)
Diluted income (loss) per common share:
Continuing operations	$0.57	$(0.27)
Discontinued operations	(0.15)	(0.15)
Diluted income (loss) per common share	$0.42	$(0.42)

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$313,754	$72,198
Receivables, net	531,953	596,724
Related party receivables	4,855	3,520
Inventories	908,680	1,114,570
Deferred income taxes	86,946	105,820
Other	47,221	49,217
Total current assets	1,893,409	1,942,049
Property and equipment:
Land and land improvements	38,431	38,537
Buildings and improvements	358,843	359,481
Machinery and equipment	734,312	685,545
Total property and equipment	1,131,586	1,083,563
Accumulated depreciation	(595,916)	(548,118)
Net property and equipment	535,670	535,445
Goodwill	1,205,460	1,218,200
Intangible assets, net	201,666	205,232
Investments in affiliates	175,000	175,000
Timber notes receivable	1,635,000	1,635,000
Restricted investments	22,292	22,377
Deferred charges	43,010	52,810
Other non-current assets	472,241	486,029
Total assets	$6,183,748	$6,272,142

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands, except share and per-share amounts)

	September 30, 2006	December 31, 2005
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$18,666
Current portion of long-term debt	25,573	68,648
Accounts payable:
Trade	804,625	949,287
Related parties	32,218	42,166
Accrued expenses and other current liabilities:
Compensation and benefits	161,700	147,184
Other	348,243	352,537
Liabilities related to assets held for sale	16,096	9,838
Total current liabilities	1,388,455	1,588,326
Long-term debt:
Long-term debt, less current portion	384,439	407,242
Timber notes securitized	1,470,000	1,470,000
Total long-term debt	1,854,439	1,877,242
Other long-term obligations:
Compensation and benefits	528,748	538,830
Deferred gain on sale of assets	179,757	179,757
Other long-term obligations	339,528	324,853
	1,048,033	1,043,440
Minority interest	27,602	27,455
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 1,216,335 and 1,216,335 shares outstanding	54,735	54,735
Common stock—$2.50 par value; 200,000,000 shares authorized; 74,323,079 and 70,804,612 shares outstanding	185,807	176,977
Additional paid-in capital	872,024	747,805
Retained earnings	895,053	898,283
Accumulated other comprehensive loss	(142,400)	(142,121)
Total shareholders’ equity	1,865,219	1,735,679
Total liabilities and shareholders’ equity	$6,183,748	$6,272,142

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Cash Flows (Continued)
(thousands)

	Nine Months Ended
	September 30, 2006	September 24, 2005
	(unaudited)
Cash provided by (used for) operations:
Net income (loss)	$33,683	$(30,703)
Items in net income (loss) not using (providing) cash:
Equity in net income of affiliates	(4,356)	(4,057)
Depreciation and amortization	92,570	111,170
Minority interest, net of income tax	3,293	2,541
Pension and other postretirement benefits expense	10,321	20,242
Discontinued operations	6,566	1,020
Other	30,997	20,783
Changes other than from acquisition of businesses:
Receivables	48,972	49,927
Inventories	205,890	166,291
Accounts payable and accrued liabilities	(133,226)	(224,145)
Current and deferred income taxes	43,911	(178,506)
Other	1,144	(35,592)
Cash provided by (used for) operations	339,765	(101,029)
Cash used for investment:
Expenditures for property and equipment	(96,775)	(109,269)
Acquisitions of businesses	—	(33,028)
Proceeds from sale of assets	4,438	93,119
Other	—	1,503
Cash used for investment	(92,337)	(47,675)
Cash used for financing:
Cash dividends paid	(34,376)	(40,893)
Short-term borrowings (repayments), net	(18,666)	(10,277)
Payments of long-term debt	(65,478)	(202,654)
Purchase of common stock	(34)	(780,407)
Proceeds from the exercise of stock options	112,682	23,811
Other	—	(4,978)
Cash used for financing	(5,872)	(1,015,398)
Increase (decrease) in cash and cash equivalents	241,556	(1,164,102)
Cash and cash equivalents at beginning of period	72,198	1,242,542
Cash and cash equivalents at end of period	$313,754	$78,440

See accompanying notes to quarterly consolidated financial statements.

Notes to Quarterly Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

OfficeMax Incorporated (“OfficeMax,” the “Company” or “we”), which was formerly known as Boise Cascade Corporation, is a leader in both business-to-business and retail office products distribution. The Company provides office supplies and paper, print and document services, technology products and solutions and furniture to large, medium and small businesses, governmental offices, and consumers. OfficeMax customers are serviced by approximately 35,000 associates through direct sales, catalogs, the Internet and a network of retail stores located throughout the United States, Canada, Australia, New Zealand and Mexico. The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol OMX. The Company’s corporate headquarters is located in Naperville, Illinois, and the OfficeMax website address is www.officemax.com.

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

Effective March 11, 2005, the Company amended its bylaws to make its fiscal year-end the last Saturday in December. Prior to this change, all of the Company’s businesses except for its U.S. retail operations had a December 31 fiscal year-end. The U.S. retail operations maintained a fiscal year that ended on the last Saturday in December. Due primarily to statutory requirements, the Company’s international businesses have maintained their December 31 year-ends. Fiscal year 2005 ended on December 31, 2005 for all reportable segments and businesses, and included 53 weeks for the Retail segment. Fiscal year 2006 ends on December 30, 2006 and includes 52 weeks for all reportable segments and businesses. As a result of the fiscal year change, the domestic operations of the Contract segment had five additional selling days in the first quarter of 2006 than in the first quarter of 2005. The domestic operations of the Contract segment will have five fewer selling days in the fourth quarter of 2006 than in the fourth quarter of 2005. All  segments had the same number of selling days in the third quarter of 2006 as they had in the third quarter of 2005.

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

Certain amounts in prior period financial statements have been reclassified to conform with the current year’s presentation. These reclassifications did not affect net income (loss).

Recently Issued or Newly Adopted Accounting Standards

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48—Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 109—Accounting for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of this Interpretation on our consolidated financial statements

FASB No. 157—Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

FASB No. 158—Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”) . This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income certain gains and losses that arise during the period but have been deferred under previous pension accounting guidance, modifies the timing of reporting and adds certain disclosures. FAS 158 contains certain recognition and disclosure elements effective as of the end of the first fiscal year after December 15, 2006 and other measurement elements that are effective for fiscal years ending after December 15, 2008. We have not yet determined the impact FAS 158 will have on our financial condition, results of operations, cash flows or disclosures.

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

During 2005, the Company experienced unexpected difficulties in achieving anticipated levels of production at the facility. These issues delayed the process of identifying and qualifying a buyer for the business. While management made substantial progress in addressing the manufacturing issues that caused production to fall below plan, during the fourth quarter of 2005, the Company concluded that it was unable to attract a buyer in the near term and elected to cease operations at the facility during the first quarter of 2006.

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

3. Integration and Facility Closures

The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and close those facilities that are no longer strategically or economically viable. Costs associated with the planned closure and consolidation of acquired facilities were accounted for under Emerging Issues Task Force (EITF) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” and recognized as liabilities in connection with the acquisition and charged to goodwill. Costs incurred in connection with all other business integration activities have been recognized in the Consolidated Statements of Income (Loss).

During the third quarter of 2006, the Company announced the reorganization of our contract segment and recorded a pre-tax charge of $7.9 million for employee severance.

During the first nine months of 2006, the Company closed 109 underperforming, domestic retail stores and recorded a pre-tax charge of $89.5 million, including $11.3 million for employee severance, asset write-off and impairment and other closure costs and $78.2 million of estimated future lease obligations. The provision for estimated future lease obligations represents the estimated fair value of the obligations and is net of anticipated sublease income of $58.5 million.

In September 2005, the board of directors approved a plan to relocate and consolidate the Company’s retail headquarters in Shaker Heights, Ohio and its existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois. The Company began the consolidation and relocation process in the latter half of 2005. As of September 30, 2006, the Company has expensed approximately $63.1 million of costs related to the headquarters consolidation, including $38.1 million recognized during the first nine months of 2006 and $25.0 million recognized during the second half of 2005.

The consolidation and relocation process is expected to be completed during the fourth quarter of 2006. Management continues to expect the total cost for the headquarters consolidation will be approximately $65 million to $75 million on a pre-tax basis, including approximately $45 million to $55 million for severance, retention, contract termination costs and accelerated depreciation, and approximately $20 million for personnel training, recruiting and relocation. The estimated costs related to the headquarters consolidation do not include potential savings from expected efficiencies and tax incentives.

Integration and facility closure reserve account activity during the first nine months of 2006, including activity related to the reorganization of our contract segment, retail store closures and headquarters consolidation, was as follows:

	Lease\ Contract Terminations	Severance\ Retention	Asset Write-off & Impairment	Other	Total
	(thousands)
Balance at December 31, 2005	$91,455	$21,502	$—	$739	$113,696
Charges to income	81,830	18,801	9,089	25,792	135,512
Reduction of goodwill	(11,000)	—	—	—	(11,000)
Credits to income	—	(1,080)	—	—	(1,080)
Cash payments	(55,572)	(24,808)	—	(17,988)	(98,368)
Non-cash charges	—	—	(9,089)	(5,978)	(15,067)
Accretion expense	4,850	—	—	—	4,850
Balance at September 30, 2006	$111,563	$14,415	$—	$2,565	$128,543

At September 30, 2006, approximately $49.3 million of the integration and facility closure reserve was included in accrued expenses and other current liabilities, other, and approximately $79.2 million was included in other long-term obligations.

4. Net Income (Loss) Per Common Share

Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by weighted average shares outstanding.

	Quarter Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
	(thousands, except per-share amounts)
Basic income (loss) per common share:
Income (loss) from continuing operations	$31,375	$(380)	$44,664	$(18,639)
Preferred dividends	(1,009)	(1,093)	(3,027)	(3,354)
Basic income (loss) before discontinued operations	30,366	(1,473)	41,637	(21,993)
Loss from discontinued operations	—	(3,493)	(10,981)	(12,064)
Basic income (loss)	$30,366	$(4,966)	$30,656	$(34,057)
Average shares—basic income (loss) per common share	74,235	70,711	72,648	81,667
Basic income (loss) per common share:
Continuing operations	$0.41	$(0.02)	$0.57	$(0.27)
Discontinued operations	—	(0.05)	(0.15)	(0.15)
Basic income (loss) per common share	$0.41	$(0.07)	$0.42	$(0.42)

	Quarter Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
	(thousands, except per-share amounts)
Diluted income (loss) per common share:
Basic income (loss) from continuing operations	$30,366	$(1,473)	$41,637	$(21,993)
Preferred dividends eliminated	—	—	—	—
Supplemental ESOP contribution	—	—	—	—
Diluted income (loss) before discontinued operations	30,366	(1,473)	41,637	(21,993)
Loss from discontinued operations	—	(3,493)	(10,981)	(12,064)
Diluted income (loss)	$30,366	$(4,966)	$30,656	$(34,057)
Average shares—basic income (loss) per common share	74,235	70,711	72,648	81,667
Restricted stock, stock options and other	544	—	603	—
Average shares—diluted income (loss) per common share(a)	74,779	70,711	73,251	81,667
Diluted income (loss) per common share:
Continuing operations	$0.41	$(0.02)	$0.57	$(0.27)
Discontinued operations	—	(0.05)	(0.15)	(0.15)
Diluted income (loss) per common share	$0.41	$(0.07)	$0.42	$(0.42)

(a)           Options to purchase 5.9 million shares of common stock were outstanding during both the quarter and nine months ended September 24, 2005, but were not included in the computation of diluted income (loss) per common share because the impact would have been anti-dilutive due to the net loss recognized in those periods.

5. Other Operating, Net

The components of “Other operating, net” are as follows:

	Quarter Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
	(thousands)
Integration and facility closures(a)	$19,345	$11,117	$135,512	$13,909
Legal reserve(b)	—	—	—	9,800
Equity in net income of affiliates	(1,485)	(1,403)	(4,356)	(4,057)
Other, net	—	1,913	—	2,643
	$17,860	$11,627	$131,156	$22,295

(a)           See Note 3, Integration and Facility Closures.

(b)          Legal settlement with the Department of Justice recorded in the OfficeMax, Contract segment.

6. Income Taxes

For the nine months ended September 30, 2006, the Company received income tax refunds, net of income taxes paid, of   $20.4 million. For the nine months ended September 24, 2005, the Company paid income taxes, net of refunds received, of $159.1 million.

7. Comprehensive Income (Loss)

Comprehensive income (loss) includes the following:

	Quarter Ended		Nine Months Ended
	September30, 2006	September24, 2005	September30, 2006	September24, 2005
	(thousands)
Net income (loss)	$31,375	$(3,873)	$33,683	$(30,703)
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	10,067	10,420	(279)	862
Comprehensive income (loss)	$41,442	$6,547	$33,404	$(29,841)

8. Sales of Accounts Receivable

On June 19, 2006, the Company entered into a Fourth Amended and Restated Receivables Sale Agreement with a group of lenders, which replaced the Third Amended and Restated Receivables Sale Agreement that expired on that day. The agreement allows the Company to sell, on a revolving basis, an undivided interest in a defined pool of receivables while retaining a subordinated interest in a portion of the receivables. The receivables are sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. The Company continues servicing the sold receivables and charges the third party conduits a monthly servicing fee at market rates. The program qualifies for sale treatment under FASB Statement No. 140—“Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. The amount of available proceeds under the program is limited to $200 million, and is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the transferred receivables. At September 30, 2006 and December 31, 2005, $177.0 million and $163.0 million, respectively, of sold accounts receivable were excluded from receivables in the accompanying Consolidated Balance Sheets. The Company’s subordinated retained interest in the transferred receivables was $122.2 million and $73.3 million at September 30, 2006 and December 31, 2005, respectively, and is included in receivables, net in the Consolidated Balance Sheets. The receivables sale agreement will expire on June 18, 2007.

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

The Boise Cascade, L.L.C. non-voting equity units accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of any June and December. The Company recognized dividend income on this investment of $1.4 million and $4.3 million for the quarter and nine months ended September 30, 2006, respectively, and $1.4 million and $4.1 million for the quarter and nine months ended September 24, 2005, respectively.

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

Changes in the carrying amount of goodwill by segment are as follows:

	OfficeMax, Contract	OfficeMax, Retail	Total
	(thousands)
Balance at December 31, 2005	$523,537	$694,663	$1,218,200
Effect of foreign currency translation	1,174	—	1,174
Other	(2,914)	(11,000)	(13,914)
Balance at September 30, 2006	$521,797	$683,663	$1,205,460

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

	September 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,100	$—	$173,100
Customer lists and relationships	37,793	(16,014)	21,779
Noncompete agreements	12,860	(7,564)	5,296
Exclusive distribution rights	3,346	(1,855)	1,491
	$227,099	$(25,433)	$201,666

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,100	$—	$173,100
Customer lists and relationships	36,438	(13,438)	23,000
Noncompete agreements	12,852	(5,577)	7,275
Exclusive distribution rights	3,508	(1,651)	1,857
	$225,898	$(20,666)	$205,232

Intangible asset amortization expense totaled $1.0 million and $4.8 million for the quarter and nine months ended September 30, 2006, respectively. Intangible asset amortization expense totaled $1.5 million and $4.4 million for the quarter and nine months ended September 24, 2005, respectively.

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

12. Debt

Credit Agreements

On June 24, 2005, the Company entered into a loan and security agreement for a new revolving credit facility. The revolving credit facility permits the Company to borrow up to the maximum aggregate borrowing amount, which is equal to the lesser of (i) a percentage of the value of certain eligible inventory less certain reserves or (ii) $500 million. In the second  quarter of 2006, the Company amended the revolving credit facility to provide greater access to the borrowing base availability under the facility. There were no borrowings outstanding under the revolving credit facility as of September 30, 2006. There were $18.7 million in borrowings outstanding under the revolving credit facility as of December 31, 2005. The maximum amount outstanding under the revolving credit facility was $122.0 million during the nine months ended September 30, 2006. The average amount outstanding under the revolving credit facility during the nine months ended September 30, 2006 was $27.8 million. Letters of credit, which may be issued under the revolver up to a maximum of $100 million, reduce available borrowing capacity under the facility. Letters of credit issued under the revolver totaled $76.4 million as of September 30, 2006. As of September 30, 2006, the maximum aggregate borrowing amount available under the revolver was $500.0 million and excess availability under the revolver was $423.6 million.

Borrowings under the revolver bear interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolver depending on the level of average excess availability. For borrowings outstanding under the revolver during the nine months ended September 30, 2006, the weighted average interest rate was equal to 6.9%. Fees on letters of credit issued under the revolver were charged at a weighted average rate of 1.125%. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit of $500 million exceeds the average daily outstanding borrowings and letters of credit.

Borrowings under the revolver are secured by a lien on substantially all inventory and related proceeds. The revolving loan and security agreement contains customary conditions to borrowing including a monthly calculation of excess borrowing availability and reporting compliance. Covenants in the revolver agreement restrict the amount of letters of credit that may be issued, dividend distributions and other uses of cash if excess availability is less than $75 million. At September 30, 2006, the Company was in compliance with all covenants under the revolver agreement. The revolver expires on June 24, 2010.

Timber Notes

In October 2004, the Company sold its timberlands as part of the Sale and received credit-enhanced timber installment notes receivable in the amount of $1,635 million. (See Note 11, Timber Notes Receivable.) In December 2004, the Company completed a securitization transaction in which its interests in the timber installment notes receivable and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries that were designated to be qualifying special purpose entities (the “OMXQ’s”). The OMXQ’s pledged the timber installment notes receivable and related guarantees and issued securitization notes in the amount of $1,470 million. Recourse on the securitization notes is limited to the pledged timber installment notes receivable. The securitization notes are 15-year non-amortizing, and were issued in two equal $735 million tranches paying interest of 5.42% and 5.54%, respectively.

As a result of these transactions, OfficeMax received $1,470 million in cash from the OMXQ’s, and over 15 years will earn approximately $82.5 million per year in interest income on the timber installment notes receivable and incur annual interest expense of approximately $80.5 million on the securitization notes. The pledged timber installment notes receivable and nonrecourse securitization notes will mature in 2020 and 2019, respectively. The securitization notes have an initial term that is approximately three months shorter than the installment notes. The Company expects to refinance its ownership of the installment notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the securitization notes to the maturity of the installment notes.

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

Cash payments for interest were $5.3 million and $27.1 million for the quarter and nine months ended September 30, 2006, respectively, and $9.8 million and $67.4 million for the quarter and nine months ended September 24, 2005, respectively.

13. Retirement and Other Benefit Plans

The following represents the components of net periodic pension and postretirement benefit costs (income):

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
	(thousands)
Service cost	$400	$240	$217	$140
Interest cost	18,670	18,816	395	984
Expected return on plan assets	(21,838)	(21,034)	—	—
Recognized actuarial loss	5,790	7,407	173	9
Amortization of prior service costs and other	—	—	(893)	41
Net periodic benefit cost (income)	$3,022	$5,429	$(108)	$1,174

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
	(thousands)
Service cost	$1,200	$720	$651	$502
Interest cost	56,010	56,449	1,185	3,102
Expected return on plan assets	(65,514)	(63,101)	—	—
Recognized actuarial loss	17,370	22,221	519	269
Amortization of prior service costs and other	—	—	(2,680)	80
	9,066	16,289	(325)	3,953
Immediate recognition	1,580	—	—	—
Net periodic benefit cost (income)	$10,646	$16,289	$(325)	$3,953

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

Substantially all products sold by the Contract and Retail segments are purchased from third party manufacturers or industry wholesalers, except for office papers. The Contract and Retail segments purchase office papers from Boise Cascade, L.L.C., under the terms of a long-term paper supply contract.

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

An analysis of the Company’s operations by segment is as follows:

	Sales		Income (Loss) Before Taxes and Minority Interest(a)
	Quarter Ended		Quarter Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
	(thousands)
OfficeMax, Contract	$1,158,273	$1,144,500	$37,793	$33,952
OfficeMax, Retail	1,086,141	1,143,195	54,794	16,073
Corporate and Other	—	—	(30,300)	(33,979)
	2,244,414	2,287,695	62,287	16,046
Interest expense	—	—	(30,557)	(31,658)
Interest income and other	—	—	21,499	23,063
	$2,244,414	$2,287,695	$53,229	$7,451

	Sales		Income (Loss) Before Taxes and Minority Interest(a)
	Nine Months Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
	(thousands)
OfficeMax, Contract	$3,535,777	$3,407,114	$149,266	$76,035
OfficeMax, Retail	3,173,125	3,295,185	43,988	23,410
Corporate and Other	—	—	(92,760)	(89,092)
	6,708,902	6,702,299	100,494	10,353
Debt retirement expense	—	—	—	(14,391)
Interest expense	—	—	(92,274)	(96,330)
Interest income and other	—	—	69,277	79,173
	$6,708,902	$6,702,299	$77,497	$(21,195)

(a)           See Note 3, Integration and Facility Closures and Note 5, Other Operating, Net for an explanation of items affecting the segments.

15. Commitments and Guarantees

In addition to commitments for leases and long-term debt, and purchase obligations for goods and services and capital expenditures entered into in the normal course of business, the Company has various other commitments, guarantees and obligations that are described in Note 20, Commitments and Guarantees, in “Item 8. Financial Statements and Supplementary Data” and under the caption “Contractual Obligations” in “Item 7. Management’s Discussion and Anlaysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. At September 30, 2006, there had not been a material change to the information regarding commitments, guarantees and contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, other than an adjustment to the Additional Consideration Agreement described below.

The Company may be required to make cash payments to, or may be entitled to receive cash payments from, Boise Cascade L.L.C. under the terms of the Additional Consideration Agreement that was entered into in connection with the Sale. Under this agreement, the Sale proceeds may be adjusted upward or downward based on changes in paper prices during the nine years following the Sale. At the date of the Sale, the Company recorded a $42 million liability related to the Additional Consideration Agreement based on the net present value of the weighted average expected payments due under the agreement based on paper price projections. During the second quarter ended July 1, 2006, the Company reversed a portion of the liability estimated to be due under the Additional Consideration Agreement. The adjustment to this liability reduced Other, net expense (non-operating) by $9.2 million.

16. Legal Proceedings and Contingencies

We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position or results of operations.

In our 2005 Annual Report on Form 10-K, the Company stated that it and several of our former officers and/or directors were defendants in a consolidated, putative class action proceeding (Roth v. OfficeMax Inc., et. al, U.S. District Court, Northern District of Illinois) alleging violations of the Securities Exchange Act of 1934. On September 12, 2006, the court granted the defendant group’s joint motion to dismiss the consolidated amended complaint in the Roth case. The plaintiffs have 60 days from the date of the order within which to seek leave to file an amended complaint.

In addition, in our 2005 Annual Report on Form 10-K, the Company described certain claims under the Comprehensive Environmental Response Compensation and Liability Act or similar federal and state laws with respect to 15 active sites where hazardous substances or other contaminants are or may be located. The number of active sites is now 12.

For other information regarding legal proceedings and contingencies, see “Item 3. Legal Proceedings” and Note 21, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, each as updated by Note 16, Legal Proceedings and Contingencies, of the Notes to Quarterly Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarter ended July 1, 2006.

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

The Company sponsors several share-based compensation plans, which are described below. Compensation costs related to the Company’s share-based plans were $7.8 million and $18.1 million for the quarter and nine months ended September 30, 2006, respectively. Compensation costs related to the Company’s share-based plans were $3.3 million and $6.8 million for the quarter and nine months ended September 24, 2005, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $3.0 million and $7.0 million for the quarter and nine months ended September 30, 2006, respectively. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.3 million and $2.7 million for the quarter and nine months ended September 24, 2005, respectively.

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

A total of 5,683,251 shares of common stock is reserved for issuance under the 2003 Plan. The Company’s executive officers, key employees and nonemployee directors are eligible to receive awards under the 2003 Plan at the discretion of the Executive Compensation Committee of the Board of Directors. Eight types of awards may be granted under the 2003 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, annual incentive awards and stock bonus awards.

Restricted Stock and Restricted Stock Units

In the first nine months of 2006, the Company granted to employees and nonemployee directors 1,149,029 restricted stock units (“RSUs”). The weighted-average grant-date fair value of the RSUs was $28.71. As of September 30, 2006, 1,113,009 of these RSUs remained outstanding which vest after defined service periods as follows: 12,159 units in 2007, 550,421 in 2008 and 550,429 in 2009. The remaining compensation expense to be recognized related to this grant, net of estimated forfeitures, is approximately $30 million.

In 2005, the Company granted to employees and nonemployee directors 728,123 RSUs. The weighted-average grant-date fair value of the RSUs was $33.15. As of September 30, 2006, 585,152 of these RSUs remained outstanding, which vest after defined service periods as follows: 46,343 units in 2006, 486,909 units in 2007, 45,900 units in 2008 and 3,000 units in both 2009 and 2010. The remaining compensation expense to be recognized related to this grant, net of estimated forfeitures, is approximately $5 million.

In 2004, the Company granted 366,775 RSUs to employees and 14,765 shares of restricted stock to nonemployee directors. The weighted-average grant-date fair value of the RSUs and restricted stock shares was $32.14. The vesting of the 2004 RSU award to employees was based on performance criteria established for 2004 and 2005. The performance criteria were not met; therefore, no compensation expense was recorded for this RSU award, and these units were forfeited and will not be distributed. The restricted stock granted to directors vests six months after their termination or retirement from board service, and 13,680 of these restricted stock shares remain outstanding at September 30, 2006.

Shares of restricted stock are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed. Each RSU converts into one common share after the restriction lapses. No entries are made in the financial statements on the grant date of restricted stock and RSU awards. The Company measures compensation expense related to these awards based on the closing price of the Company’s common stock on the grant date, and recognizes the expense over the applicable vesting period. If these awards contain performance criteria, management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. For the quarter and nine months ended September 30, 2006, the Company recognized $7.6 million and $17.7 million, respectively, of pretax compensation expense and additional paid-in capital related to restricted stock and RSU awards. For the quarter and nine months ended September 24, 2005, the Company recognized $3.0 million and $6.5 million, respectively, of pretax compensation expense and additional paid-in capital related to restricted stock and RSU awards.

Restricted shares and RSUs are not included as shares outstanding in the calculation of basic earnings per share, but are included in the number of shares used to calculate diluted earnings per share as long as all performance criteria are met, if applicable and dilutive. When the restriction lapses on restricted stock, the par value of the stock is reclassified from additional paid-in-capital to common stock. When the restriction lapses on RSUs, the units are converted to unrestricted common shares, and the par value of the stock is reclassified from additional paid-in-capital to common stock. Unrestricted shares are included in shares outstanding for purposes of calculating both basic and diluted earnings per share. Depending on the terms of the applicable grant agreement, restricted stock and RSUs may be eligible to receive all dividends declared on the Company’s common shares during the vesting period; however, such dividends are not paid until the restrictions lapse.

Stock Units

The Company has a shareholder approved deferred compensation program for certain of its executive officers that allows them to defer a portion of their cash compensation. Previously, these officers could allocate their deferrals to a stock unit account. Each stock unit is equal in value to one share of the Company’s common stock. The Company matched deferrals used to purchase stock units with a 25% Company allocation of stock units. The value of deferred stock unit accounts is paid in shares of the Company’s common stock when an officer retires or terminates employment. At September 30, 2006, 13,464 stock units were allocated to the accounts of these executive officers. As a result of an amendment to the plan, no additional deferrals can be allocated to the stock unit accounts.

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

A summary of stock option activity for the nine months ended September 30, 2006 and September 24, 2005 is presented in the table below:

	2006		2005
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Balance at beginning of year	5,759,545	$32.39	6,963,462	$32.62
Options granted	—	—	260,000	32.70
Options exercised	(3,454,784)	32.71	(837,967)	28.01
Options forfeited and expired	(12,500)	37.57	(489,300)	43.01
Balance at end of period	2,292,261	$31.88	5,896,195	$32.43
Exercisable at end of period	2,044,729		5,636,195

The following table provides summarized information about stock options outstanding at September 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	26,413	—	$2.50	26,413	$2.50
$18.00—$28.00	778,668	4.0	27.35	778,668	27.35
$28.01—$39.00	1,487,180	4.2	34.77	1,239,648	35.26

The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is approximately $1.0 million. At September 30, 2006, the aggregate intrinsic value of outstanding stock options was $20.3 million and exercisable stock options was $18.2 million. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the numbers of in-the-money options at the end of the quarter).

The Company did not grant any stock options in the first nine months of 2006. To calculate stock-based employee compensation expense under the fair value method as outlined in SFAS 123 in 2005 and 2004, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants awarded in 2005 and 2004: risk-free interest rates of 4.3% in 2005 and 3.6% in 2004 (based on the applicable Treasury bill rate); expected dividends of 60 cents per share in both years (based on actual cash dividends expected to be paid); expected life of 3.4 years in 2005 and 4.3 years in 2004 (based on the time period options are expected to be outstanding based on historical experience); and expected stock price volatility of 28% in 2005 and 40% in 2004 (based on the historical volatility of the Company’s common stock).

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

Summary

Sales for the third quarter of 2006 were $2.2 billion, compared to $2.3 billion for the third quarter of 2005. Net income for the third quarter of 2006 was $31.4 million, or $0.41 per diluted share, compared to a net loss of $3.9 million, or $(0.07) per diluted share, for the same period in 2005.

Sales for the first nine months of 2006 were $6.7 billion, compared to $6.7 billion for the first nine months of 2005. Net income for the first nine months of 2006 was $33.7 million, or $0.42 per diluted share, compared to a net loss of $30.7 million, or $(0.42) per diluted share, for the same period in 2005.

Results for the first nine months of 2006 and 2005 include various items related to our previously announced restructuring activities that are not expected to be ongoing, including a loss from discontinued operations and the following:

•       In the first nine months of 2006, we recorded pre-tax charges of $89.5 million related to the closing of 109 retail stores, $7.9 million related to the reorganization of our contract segment and $38.1 million related to the continued consolidation of our corporate headquarters. These charges were included in other operating, net in the Consolidated Statements of Income (Loss) and were reflected in the Retail segment (store closures), Contract segment (reorganization) and the Corporate and Other segment (headquarters consolidation), respectively.

•       During the quarter ended July 1, 2006, we reversed a portion of the liability related to the Additional Consideration Agreement that was entered into in connection with the sale of the paper, forest products and timberland assets. The adjustment to the liability reduced Other income, net (non-operating) by $9.2 million.

•       In the first quarter of 2005, we recognized a $9.8 million pre-tax charge in the Contract segment related to a legal settlement with the Department of Justice. Also during the first nine months of 2005, the Company incurred $37.6 million of expenses in the Corporate and Other segment primarily for one-time severance payments and other expenses, primarily professional service fees, and costs related to the consolidation of our corporate headquarters.

As of September 30, 2006, we had $313.8 million of cash and cash equivalents and $410.0 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes. During 2006, we have reduced our net debt (total debt excluding the timber securitization notes less cash and restricted investments) by $326 million. Since the end of 2003, we have paid down approximately $1.9 billion of debt, primarily with proceeds from the sale of the paper, forest products and timberland assets, and expensed $151.5 million of costs related to the early retirement of debt. During 2004, we announced plans to return between $800 million and $1 billion of the proceeds from the sale of the paper, forest products and timberland assets to shareholders via common or preferred stock buybacks, cash dividends or a combination of these alternatives. As part of this commitment to return cash to equity holders, we redeemed $110.0 million of our Series D preferred stock on November 1, 2004. Additionally, during the second quarter of 2005, we repurchased 23.5 million shares of our common stock and the associated common stock purchase rights through a modified Dutch auction tender offer at a purchase price of $775.5 million, or $33.00 per share, plus transaction costs.

Outlook

In January 2006, we announced our Turnaround Plan for Higher Performance, which included some specific details of our 2006 operating plan and our key Retail, Contract and Corporate initiatives for 2006. As of January 2006, we expected our key initiatives for 2006 would improve operating income by approximately $100 million year-over-year and, as a result, we would achieve a full year 2006 operating income margin of 2.0% to 2.25%, excluding charges for retail store closures and our headquarters consolidation. Based on our results for the first nine months of 2006 and our expectations for the fourth quarter of 2006, we currently expect to achieve an operating income margin that is in the middle of our previously announced range of 3.0% to 3.5% for full year 2006, excluding charges for retail store closures, contract reorganization and our headquarters consolidation. The charges for retail store closures, the reorganization of our contract segment and our headquarters consolidation are expected to reduce our operating income margin by approximately 1.5% for full year 2006. We believe our presentation of operating income before special items as a percentage of sales enhances our investors’ overall understanding of our recurring operational performance. Specifically, we believe presenting results before special items provides useful information to both investors and management by excluding gains, losses and expenses that are not indicative of our core operating activities.

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

Integration Activities and Facility Closures

We conduct regular reviews of our real estate portfolio to identify underperforming facilities, and close those facilities that are no longer strategically or economically viable. Costs associated with the planned closure and consolidation of acquired facilities were accounted for under EITF Issue No. 95-3,

“Recognition of Liabilities in Connection with a Purchase Business Combination,” and recognized as liabilities in connection with the acquisition and charged to goodwill. Costs incurred in connection with all other business integration activities have been recognized in the Consolidated Statements of Income (Loss). We record a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred.

During the third quarter of 2006, we announced the reorganization of our contract segment and recorded a pre-tax charge of $7.9 million for employee severance.

During the first nine months of 2006, we closed 109 underperforming, domestic retail stores and recorded a pre-tax charge of $89.5 million, including $11.3 million for employee severance, asset write-off and impairment and other closure costs and $78.2 million of estimated future lease obligations. The provision for estimated future lease obligations represents the estimated fair value of the obligations and is net of anticipated sublease income of $58.5 million.

In September 2005, the board of directors approved a plan to relocate and consolidate our retail headquarters in Shaker Heights, Ohio and our existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois. We began the consolidation and relocation process in the latter half of 2005. As of September 30, 2006, we have expensed approximately $63.1 million of costs related to the headquarters consolidation, including $38.1 million recognized during the first nine months of 2006 and $25.0 million recognized during the second half of 2005.

The consolidation and relocation process is expected to be completed by the end of 2006. We continue to expect the total cost for the headquarters consolidation will be approximately $65 million to $75 million on a pre-tax basis, including approximately $45 million to $55 million for severance, retention, contract termination costs and accelerated depreciation, and approximately $20 million for personnel training, recruiting and relocation. The estimated costs related to the headquarters consolidation do not include potential savings from expected efficiencies and tax incentives.

Integration and facility closure reserve account activity during the first nine months of 2006, including activity related to the reorganization of our contract segment, retail store closures and headquarters consolidation, was as follows:

	Lease\ Contract Terminations	Severance\ Retention	Asset Write-off & Impairment	Other	Total
	(thousands)
Balance at December 31, 2005	$91,455	$21,502	$—	$739	$113,696
Charges to income	81,830	18,801	9,089	25,792	135,512
Reduction of goodwill	(11,000)	—	—	—	(11,000)
Credits to income	—	(1,080)	—	—	(1,080)
Cash payments	(55,572)	(24,808)	—	(17,988)	(98,368)
Non-cash charges	—	—	(9,089)	(5,978)	(15,067)
Accretion expense	4,850	—	—	—	4,850
Balance at September 30, 2006	$111,563	$14,415	$—	$2,565	$128,543

Results of Operations, Consolidated

	Quarter Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
	(millions, except per share amounts)
Sales	$2,244.4	$2,287.7	$6,708.9	$6,702.3
Income (loss) from continuing operations before income taxes and minority interest	$53.2	$7.5	$77.5	$(21.2)
Net income (loss)	$31.4	$(3.9)	$33.7	$(30.7)
Diluted income (loss) per common share
Continuing operations	$0.41	$(0.02)	$0.57	$(0.27)
Discontinued operations	—	(0.05)	(0.15)	(0.15)
Diluted income (loss) per common share	$0.41	$(0.07)	$0.42	$(0.42)

	(percentage of sales)
Gross profit margin	26.1%	24.2%	25.8%	24.1%
Operating and selling expenses	18.4%	19.2%	18.4%	19.5%
General and administrative expenses	4.1%	3.8%	4.0%	4.1%
Other operating, net	0.8%	0.5%	1.9%	0.3%
Operating profit margin	2.8%	0.7%	1.5%	0.2%

Total sales for the third quarter of 2006 were $2,244.4 million. Sales in the third quarter of 2006 decreased $43.3 million, or 1.9%, year-over-year. Total sales for the first nine months of 2006 increased $6.6 million, or 0.1%, over the comparable prior year period to $6,708.9 million. The year-over-year sales increase was primarily due to the impact of five additional selling days for the domestic operations of the Contract segment in the first quarter of 2006, largely offset by the impact of 109 strategic store closings in the first quarter of 2006. Comparable-store sales were essentially flat in the Retail segment.

Gross profit margin improved 1.9% of sales to 26.1% of sales for the third quarter of 2006 compared to 24.2% of sales for the same quarter a year ago. Gross profit margin improved 1.7% of sales to 25.8% of sales for the first nine months of 2006 compared to 24.1% of sales for the same period a year ago. The gross profit margin increase was driven by gross margin improvement initiatives in both the Contract and Retail segments.

Operating and selling expenses decreased by 0.8% of sales to 18.4% of sales in the third quarter of 2006 from 19.2% of sales for the same period a year ago. Operating and selling expenses decreased by 1.1% of sales to 18.4% of sales in the nine months ended September 30, 2006 from 19.5% of sales for the same period a year ago. The improvement in operating and selling expenses as a percent of sales was the result of targeted cost reduction programs, including lower promotion and marketing costs, payroll and integration expenses in the Contract segment, and reduced store labor and marketing costs in the Retail segment.

General and administrative expenses as a percent of sales were 4.1% and 3.8% for the quarters ended September 30, 2006 and September 24, 2005, respectively. General and administrative expenses as a percentage of sales were 4.0% and 4.1% for the nine months ended September 30, 2006 and September 24, 2005, respectively. General and administrative expenses in the first nine months of 2005 included $24.2 million of expenses for one-time severance payments and other expenses, primarily professional service fees, which are not expected to be ongoing. Excluding the severance and other expenses, general and administrative expenses were 3.6% of sales and 3.7% of sales for the quarter and nine months ended September 24, 2005. The year-over-year increases in general and administrative expenses, excluding the severance and other expenses, was due to increased payroll and benefit costs, primarily increased incentive compensation expense.

In the first nine months of 2006, we reported $131.2 million of expense in “Other operating, net” which included $89.5 million related to the 109 domestic store closures, $38.1 million related to the headquarters consolidation and $7.9 million related to the contract segment reorganization. In the first nine months of 2005, we reported $22.3 million of expense in “Other operating, net.” Other operating, net for the first nine months of 2005 included a $9.8 million pre-tax charge for a legal settlement with the Department of Justice and $10.4 million related to the corporate headquarters consolidation. Other operating, net also includes equity in net income of affiliates, which was $1.5 million and $4.3 million in the third quarter and first nine months of 2006, respectively, and $1.4 million and $4.1 for the third quarter and first nine months of 2005, respectively.

Interest expense was $30.6 million for the quarter ended September 30, 2006. Interest expense for the quarter ended September 24, 2005, was $31.7 million. Interest expense was $92.3 million for the nine months ended September 30, 2006 and $96.3 million for the nine months ended September 24, 2005. The year-over-year decrease in interest expense was a result of lower average borrowings. Interest expense included interest related to the timber securitization notes of approximately $20.1 million for the third quarters of 2006 and 2005 and $60.4 million for the first nine months of 2006 and 2005. The interest expense associated with the timber securitization notes is offset by interest income earned on the timber notes receivable, which amounted to $20.6 million for the third quarters of 2006 and 2005 and $61.9 million for the first nine months of 2006 and 2005. The interest income on the timber notes receivable is included in interest income and is not netted against the related interest expense in our Consolidated Statements of Income (Loss).

Excluding the interest income earned on the timber notes receivable, interest income was $2.3 million and $0.1 million for the quarters ended September 30, 2006 and September 24, 2005, respectively, and $4.2 million and $14.2 million for the nine months ended September 30, 2006 and September 24, 2005, respectively. The interest income in 2005 was earned on the cash and short-term investments we held following the Sale. Approximately $800 million of the Sale proceeds were used to repurchase 23.5 million shares of our common stock during the second quarter of 2005.

Our estimated effective tax rate attributable to continuing operations for the quarter and nine months ended September 30, 2006 was 38.0% and 38.1%, respectively. Our estimated effective tax rate attributable to continuing operations for the quarter and nine months ended September 24, 2005 was 89.3% and 24.1%, respectively. The difference between the statutory and effective tax rates for the periods ended September 24, 2005 was primarily due to the impact of non-deductible expenses and the mix of domestic and foreign sources of income.

As a result of the foregoing factors, we recognized income from continuing operations of $31.4 million, or $0.41 per diluted share, for the third quarter of 2006, compared to a loss from continuing operations of $0.4 million, or $(0.02) per diluted share, for the third quarter of 2005. We recognized income from continuing operations of $44.7 million, or $0.57 per diluted share, for the first nine months of 2006, compared to a loss from continuing operations of $18.6 million, or $(0.27) per diluted share, for the first nine months of 2005. Excluding the charges for store closures, contract reorganization and our headquarters consolidation, we recognized income from continuing operations of $43.2 million, or $0.56 per diluted share, for the third quarter of 2006 and income from continuing operations of $121.8 million, or $1.62 per diluted share, for the first nine months of 2006.

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

OfficeMax, Contract

	Quarter Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
	(millions)
Sales	$1,158.3	$1,144.5	$3,535.8	$3,407.1
Segment income	$37.8	$34.0	$149.3	$76.0
Sales by Product Line
Office supplies and paper	$635.5	$637.9	$1,919.0	$1,921.0
Technology products	$378.9	$363.3	$1,167.9	$1,080.4
Office furniture	$143.9	$143.3	$448.9	$405.7
Sales by Geography
United States	$887.0	$876.8	$2,671.6	$2,584.2
International	$271.3	$267.7	$864.2	$822.9
Sales growth	1.2%	4.0%	3.8%	5.0%
Same-location sales growth	1.2%	5.0%	0.4%	6.0%

	(percentage of sales)
Gross profit margin	22.3%	21.7%	22.6%	21.9%
Operating expenses, including allocated general and administrative expenses	19.0%	18.7%	18.4%	19.7%
Operating profit margin	3.3%	3.0%	4.2%	2.2%

For the quarter and nine months ended September 30, 2006, Contract segment sales were $1,158.3 million and $3,535.8 million, respectively, compared to $1,144.5 million and $3,407.1 million for the same periods a year ago. The year-over-year sales increase in the first nine months of 2006 was primarily due to five additional selling days for the domestic operations of the Contract segment during the first quarter of 2006, and the impact of international acquisitions in the prior year. Adjusted for the difference in selling days, same-location sales for the Contract segment were up slightly year-over-year.

Contract segment gross profit margin increased 0.6% of sales to 22.3% of sales for the third quarter of 2006 and 0.7% of sales to 22.6% of sales for the first nine months of 2006. The year-over-year increase resulted from a continued focus on the middle-market and other higher margin sales opportunities.

Operating expenses for the Contract segment were 19.0% of sales for the third quarter of 2006, up from 18.7% of sales in the third quarter of 2005. For the nine months ended September 30, 2006, operating expenses were 18.4% of sales, down from 19.7% of sales for the first nine months of 2005. Current year expenses include $7.9 million of costs related to the contract segment reorganization that were recorded in the third quarter of 2006. Prior year expenses include a $9.8 million pre-tax charge for a legal settlement with the Department of Justice that was recorded in the first quarter of 2005. Excluding the impact of the reorganization, operating expenses were 18.3% of sales for the third quarter of 2006. Excluding the impact of these charges, operating expenses were 18.1% and 19.4% of sales in the first nine months of 2006 and

2005, respectively. The year-over-year improvement in operating expenses as a percentage of sales is due to lower promotion and marketing costs as well as reduced payroll and integration expenses.

Contract segment income increased $3.8 million in the third quarter of 2006 to $37.8 million, or 3.3% of sales, compared to $34.0 million, or 3.0% of sales, during the same period a year ago. For the first nine months of 2006, Contract segment income increased $73.3 million to $149.3 million, or 4.2% of sales, compared to $76.0 million, or 2.2% of sales, during the same period a year ago. Excluding the impact of the reorganization, Contract segment income was $45.7 million, or 3.9% of sales for the third quarter of 2006 and $157.2 million, or 4.4% of sales, during the first nine months of 2006. Excluding the $9.8 million legal settlement, Contract segment income was $85.8 million, or 2.5% of sales, during the first nine months of 2005.

OfficeMax, Retail

	Quarter Ended		Nine Months Ended
	September 30, 2006	September 24, 2005	September 30, 2006	September 24, 2005
	(millions)
Sales	$1,086.1	$1,143.2	$3,173.1	$3,295.2
Segment income	$54.8	$16.1	$44.0	$23.4
Sales by Product Line
Office supplies and paper	$436.4	$450.2	$1,159.5	$1,218.3
Technology products	$526.8	$554.1	$1,620.3	$1,692.1
Office furniture	$122.9	$138.9	$357.3	$384.8
Sales by Geography
United States	$1,031.3	$1,095.3	$3,028.8	$3,167.3
International	$54.8	$47.9	$144.3	$127.9
Sales growth	(5.0)%	—%	(3.7)%	(1.0)%
Same-location sales growth	0.2%	(1.0)%	0.3%	(1.0)%

	percentage of sales)
Gross profit margin	30.1%	26.7%	29.4%	26.3%
Operating expenses, including allocated general and administrative expenses	25.1%	25.3%	28.0%	25.6%
Operating profit margin	5.0%	1.4%	1.4%	0.7%

Retail segment sales were $1,086.1 million in the third quarter of 2006, compared with $1,143.2 million in the third quarter of 2005. Same-location sales in the third quarter of 2006 were essentially flat from the third quarter of 2005. For the first nine months of 2006, Retail segment sales were $3,173.1 million compared to $3,295.2 million for the same period in 2005. Retail segment sales were lower due to the impact of the 109 strategic store closings during the first quarter of 2006. Excluding the impact of these store closures, Retail segment same-location sales increased 0.6% year-over-year during the first nine months of 2006. During the first nine months of 2006, we opened 25 new retail stores ending the period with 884 retail stores.

Retail segment gross margin increased 3.4% of sales to 30.1% of sales for the third quarter of 2006, from 26.7% of sales in the third quarter of 2005. For the nine months ended September 30, 2006, Retail segment gross margin was 29.4% of sales, compared to 26.3% of sales in the comparable period of 2005. The gross margin improvements were primarily due to the segment’s improved promotional and advertising strategies and reduced inventory shrinkage and inventory clearance, year-over-year.

Retail segment operating expenses were 25.1% of sales and 28.0% of sales for the quarter and nine months ended September 30, 2006, respectively. During the first nine months of 2006, the Retail segment incurred pre-tax charges of $89.5 million related to the closure of 109 underperforming retail stores. Excluding the impact of the store closures, Retail segment operating expenses were 25.2% of sales for the nine months ended September 30, 2006, compared to 25.6% of sales in the comparable prior year period. The year-over-year improvement in operating expenses for the nine month period in 2006 as compared to 2005 was due to targeted cost reductions, including reduced store labor and marketing costs. These improvements were partially offset by an increase in allocated general and administrative expenses during 2006.

For the third quarter of 2006, the Retail segment reported operating income of $54.8 million, or 5.0% of sales, compared to operating income of $16.1 million, or 1.4% of sales, in the third quarter of 2005. For the first nine months of 2006, the Retail segment reported operating income of $44.0 million, or 1.4% of sales, compared to operating income of $23.4 million, or 0.7% of sales, in the same period of 2005. Excluding the impact of the store closing charges, Retail segment operating income for the first nine months of 2006 was $133.5 million, or 4.2% of sales.

Corporate and Other

Corporate and Other expenses were $30.3 million and $92.8 million for the quarter and nine months ended September 30, 2006, respectively. We recorded expenses related to the headquarters consolidation in the Corporate and Other segment totaling $11.5 million and $38.1 million during the third quarter and first nine months of 2006, respectively. Corporate and Other expenses were $34.0 million and $89.1 million for the quarter and nine months ended September 24, 2005, respectively. During the third quarter and first nine months of 2005 we recorded $16.8 million and $37.6 million of expenses in the Corporate and Other segment for headquarters consolidation, one-time severance payments and other expenses, primarily professional service fees, which are not expected to be ongoing.

Liquidity and Capital Resources

As of September 30, 2006, we had $313.8 million of cash and cash equivalents and $410.0 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes. We also had $22.3 million of restricted investments on deposit which are pledged to secure a portion of the outstanding debt. During 2006, we have reduced our net debt (total debt excluding the timber securitization notes less cash and restricted investments) by $326 million. Since the end of 2003, we have paid down approximately $1.9 billion of debt, primarily with proceeds from the Sale, and expensed $151.5 million of costs related to the early retirement of debt. During 2004, we announced plans to return between $800 million and $1 billion of the Sale proceeds to shareholders via common or preferred stock buybacks, cash dividends or a combination of these alternatives. As part of this commitment to return cash to equity holders, we redeemed $110.0 million of our Series D preferred stock on November 1, 2004. Additionally, during the second quarter of 2005, we repurchased 23.5 million shares of our common stock and the associated common stock purchase rights through a modified Dutch auction tender offer at a purchase price of $775.5 million, or $33.00 per share, plus transaction costs.

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

Operating Activities

Our operating activities generated $339.8 million of cash during the first nine months of 2006 and used $101.0 million of cash during the first nine months of 2005. For the first nine months of 2006, items included in net income (loss) provided $173.1 million of cash, and changes in working capital provided $166.7 million. For the nine months ended September 24, 2005, items included in net income (loss) provided $121.0 million of cash, and changes in working capital used $222.0 million. Improved management of inventory and accounts payable, together with a reduction in income tax payments, contributed to the improvement in the working capital component of operating cash flow.

We have sold fractional ownership interests in a defined pool of trade accounts receivable. At September 30, 2006, $177.0 million of sold accounts receivable were excluded from “Receivables” in our Consolidated Balance Sheet, compared to $163.0 million excluded at December 31, 2005. The increase at September 30, 2006 in sold accounts receivable of $14.0 million from the amount at December 31, 2005, provided cash from operations during 2006.

Our ratio of current assets to current liabilities was 1.36:1 at September 30, 2006, compared with 1.22:1 at December 31, 2005.

Investment Activities

Our investing activities used $92.3 million of cash during the first nine months of 2006, compared to $47.7 million during the first nine months of 2005. Investment activities during the first nine months of 2006 were primarily expenditures for property and equipment. We expect expenditures for property and equipment in 2006 to total between $150 and $160 million, excluding acquisitions. Our capital spending in 2006 will be for leasehold improvements, new stores, quality and efficiency projects, replacement projects and integration projects, including our previously announced infrastructure improvement initiatives in supply chain and information systems. Investment activities during the first nine months of 2005 included $109.3 million of expenditures for property and equipment and $33.0 million for the acquisitions of businesses by our Contract segment, substantially offset by $93.1 million of proceeds from the sale of restricted investments.

Financing Activities

Our financing activities used $5.9 million of cash during the first nine months of 2006, and used $1,015.4 million during the first nine months of 2005. During the first nine months of 2006, we received $112.7 million in proceeds from stock option exercises. During the first nine months of 2005, we used $780.4 million of Sale proceeds for the repurchase of our common stock. Dividend payments totaled $34.4 million and $40.9 million during the first nine months of 2006 and 2005, respectively. In both years, our quarterly dividend was 15 cents per common share. During the first nine months of 2006, we used $84.1 million of cash to reduce debt as compared to $212.9 million for the same period in 2005. Excluding the timber securitization notes, our debt-to-equity ratio was .22:1 at September 30, 2006 and .28:1 at December 31, 2005.

Our debt structure consists of credit agreements, note agreements and other borrowings. Information regarding our debt structure is included in Note 12, Debt, of the Notes to Quarterly Consolidated Financial Statements included in this Form 10-Q. For additional information, see Note 15, Debt, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Credit Agreements

On June 24, 2005, the Company entered into a loan and security agreement for a new revolving credit facility. The revolving credit facility permits the Company to borrow up to the maximum aggregate borrowing amount, which is equal to the lesser of (i) a percentage of the value of certain eligible inventory less certain reserves or (ii) $500 million. In the second quarter of 2006, the Company amended the revolving credit facility to provide greater access to the borrowing base availability under the facility. There were no borrowings outstanding under the revolving credit facility as of September 30, 2006. There were $18.7 million in borrowings outstanding under the revolving credit facility as of December 31, 2005. The maximum amount outstanding under the revolving credit facility was $122.0 million during the nine months ended September 30, 2006. The average amount outstanding under the revolving credit facility during the nine months ended September 30, 2006 was $27.8 million. Letters of credit, which may be issued under the revolver up to a maximum of $100 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolver totaled $76.4 million as of September 30, 2006. As of September 30, 2006, the maximum aggregate borrowing amount available under the revolver was $500.0 million and excess availability under the revolver totaled $423.6 million.

Borrowings under the revolver bear interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolver depending on the level of average excess availability. For borrowings outstanding under the revolver during the nine months ended September 30, 2006, the weighted average interest rate was equal to 6.9%. Fees on letters of credit issued under the revolver were charged at a weighted average rate of 1.125%. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit of $500 million exceeds the average daily outstanding borrowings and letters of credit.

Borrowings under the revolver are secured by a lien on substantially all inventory and related proceeds. The revolving loan and security agreement contains customary conditions to borrowing including a monthly calculation of excess borrowing availability and reporting compliance. Covenants in the revolver agreement restrict the amount of letters of credit that may be issued, dividend distributions and other uses of cash if excess availability is less than $75 million. At September 30, 2006, the Company was in compliance with all covenants under the revolver agreement. The revolver expires on June 24, 2010.

Timber Notes

In October 2004, the Company sold its timberlands as part of the Sale and received credit-enhanced timber installment notes receivable in the amount of $1,635 million. In December 2004, the Company completed a securitization transaction in which its interests in the timber installment notes receivable and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries that were designated to be qualifying special purpose entities (the “OMXQ’s”). The OMXQ’s pledged the timber installment notes receivable and related guarantees and issued securitization notes in the amount of $1,470 million. Recourse on the securitization notes is limited to the pledged timber installment notes receivable. The securitization notes are 15-year non-amortizing, and were issued in two equal $735 million tranches paying interest of 5.42% and 5.54%, respectively.

As a result of these transactions, OfficeMax received $1,470 million in cash from the OMXQ’s, and over 15 years will earn approximately $82.5 million per year in interest income on the timber installment notes receivable and incur annual interest expense of approximately $80.5 million on the securitization notes. The pledged timber installment notes receivable and nonrecourse securitization notes will mature in 2020 and 2019, respectively. The securitization notes have an initial term that is approximately three months shorter than the installment notes. The Company expects to refinance its ownership of the installment notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the securitization notes to the maturity of the installment notes.

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

Off-Balance- Sheet Activities and Guarantees

For information regarding off-balance-sheet activities and guarantees, see Note 8, Sales of Accounts Receivable, of “Notes to Quarterly Consolidated Financial Statements” in this Form 10-Q and the caption “Off-Balance-Sheet Activities and Guarantees” in “Item 7. Management’s Discussion and Analysis of

Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. At September 30, 2006, there had not been a material change to the information regarding off-balance-sheet activities and guarantees disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 other than the adjustment to the Additional Consideration Agreement described below.

We may be required to make cash payments to, or may be entitled to receive cash payments from, Boise Cascade L.L.C. under the terms of the Additional Consideration Agreement that was entered into in connection with the Sale. Under this agreement, the Sale proceeds may be adjusted upward or downward based on changes in paper prices during the nine years following the Sale. At the date of the Sale, the Company had recorded a $42 million liability related to the Additional Consideration Agreement based on the net present value of the weighted average expected payments due under the agreement based on paper price projections. During the second quarter of 2006, we reversed a portion of the liability estimated to be due under the Additional Consideration Agreement. The adjustment to this liability reduced Other, net expense (non-operating) by $9.2 million.

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

Environmental

In our 2005 Annual Report on Form 10-K, we described certain claims under the Comprehensive Environmental Response Compensation and Liability Act or similar federal and state laws with respect to 15 active sites where hazardous substances or other contaminants are or may be located. The number of active sites is now 12. For other information regarding environmental issues, see the caption “Environmental” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Critical Accounting Estimates

For information regarding critical accounting estimates, see the caption “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. At September 30, 2006, there had not been a material change to the information regarding critical accounting estimates disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Recently Issued or Newly Adopted Accounting Standards

Following are summaries of recently issued accounting pronouncements that may become applicable to the preparation of our consolidated financial statements in the future.

Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 48—Accounting for Uncertainty in Income Taxes. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards (SFAS) No. 109—Accounting

for Income Taxes. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact of this Interpretation on our consolidated financial statements

FASB No. 157—Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

FASB No. 158—Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statement No. 87, 88, 106 and 132(R), (“FAS 158”) . This Standard requires recognition of the funded status of a benefit plan in the statement of financial position. The Standard also requires recognition in other comprehensive income of certain gains and losses that arise during the period but have been deferred under previous pension accounting guidance, modifies the timing of reporting and adds certain disclosures. FAS 158 contains certain recognition and disclosure elements effective as of the end of the first fiscal year after December 15, 2006 and other measurement elements that are effective for fiscal years ending after December 15, 2008. We have not yet determined the impact FAS 158 will have on our financial condition, results of operations, cash flows or disclosures.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk see the caption “Disclosures of Financial Market Risk” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. At September 30, 2006, there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

For information concerning legal proceedings, see Note 16, Legal Proceedings and Contingencies, of the Notes to Quarterly Consolidated Financial Statements herein; and “Item 3. Legal Proceedings” and Note 21, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2005, each as updated by Note 16, Legal Proceedings and Contingencies, of the Notes to Quarterly Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarter ended July 1, 2006.

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

Our retail business may face increased competition from well-established mass merchant retailers who have the financial and distribution abilities to compete effectively with us should they choose to (a) increase their presence in the office superstore, Internet office supply or contract stationer business, or (b) substantially expand their office product offerings in their existing retail outlets. Further, various other retailers that have not historically competed with superstores, such as drugstores and grocery chains, have begun carrying at least a limited assortment of basic office supplies. Many of our competitors have increased their presence in our markets in recent years and are expected to do so in the future. We may also encounter significant competition in the areas of price and selection from merchants that focus heavily on Internet sales, some of whom may operate few, if any, stores. In addition, increasing numbers of manufacturers of computer hardware, software and peripherals, including certain of our suppliers, have expanded their own direct marketing of products, particularly over the Internet. There is a possibility that any or all of these competitors could become more aggressive in the future, thereby increasing the number and breadth of our competitors, potentially having a material adverse effect on our retail business and results of our operations.

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

Our operating results may be adversely affected if we are unable to attract, train, and retain key personnel.   In conjunction with our headquarters consolidation, we have hired approximately 500 new employees and will need to hire approximately 100 additional new employees to replace existing associates who have not relocated to the new headquarters. We may not be successful in attracting and retaining highly qualified associates. In addition, we now have a significant number of associates with limited experience with OfficeMax performing key functions for us. Although we have carefully selected and trained these associates, there is still a risk that institutional knowledge may be lost and operations may be conducted less efficiently or effectively. If we are unable to continue to attract and retain qualified associates for our remaining open positions, as well as train new associates and transition them smoothly into their roles, it could adversely affect our operating results.

We cannot assure the headquarters consolidation will go smoothly.   The consolidation of our headquarters in Naperville, Illinois in 2006 not only required the hiring of approximately 600 new associates as discussed above, it also involved the relocation of key corporate functions and processes. Unanticipated complications in the headquarters consolidation could adversely affect our operating results.

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

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning our stock repurchases during the quarter ended September 30, 2006 is set forth below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 2—July 29, 2006	0	$0	0	4,249,439
July 30—August 26, 2006	0	$0	0	4,249,439
August 27—September 30, 2006	16	$42.20	16	4,249,423
Total	16	$42.20	16	4,249,423

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

None

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
Phillip DePaul
Senior Vice President, Controller and Chief Accounting Officer (As Duly Authorized Officer and Principal Accounting Officer)
Date: November 7, 2006

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2006

Number		Description
3.1	(1)	Bylaws, as amended July 27, 2006
10.1	(2)	Form of 2006 Restricted Stock Unit Award Agreement
31.1	*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated

*                    Filed with this Form 10-Q.

(1)          Exhibit 3.1 was filed under the same exhibit number in our Report on Form 8-K dated August 2, 2006, and is incorporated by reference.

(2)          Exhibit 10.1 was filed under exhibit number 99.1 in our Report on Form 8-K dated August 2, 2006, and is incorporated by reference.