Form 10-K
period 2006-12-30
OFFICEMAX INC
filed 2007-02-28
CIK 12978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Sections 13 or 15(d)
of the Securities Exchange Act of 1934

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2006

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number: 1-5057

OFFICEMAX INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	82-0100960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

263 Shuman Boulevard, Naperville, Illinois	60563
(Address of principal executive offices)	(Zip Code)

(630) 438-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $2.50 par value	New York Stock Exchange
American & Foreign Power Company Inc. Debentures, 5% Series due 2030	New York Stock Exchange
Common Stock Purchase Rights	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐                .

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

Large accelerated filer ☒  Accelerated filer ☐  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on July 1, 2006, was $3,016,166,385. Registrant does not have any nonvoting common equities.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of February 24, 2007 74,979,946

Document incorporated by reference

Portions of the registrant’s proxy statement relating to its 2007 annual meeting of shareholders to be held on April 25, 2007 (“OfficeMax Incorporated’s proxy statement”) are incorporated by reference into Part III of this Form 10-K.

i

PART I

ITEM 1.   BUSINESS

As used in this 2006 Annual Report on Form 10-K, the terms “OfficeMax,” the “Company,” and “we” include OfficeMax Incorporated and its consolidated subsidiaries and predecessors. Our Securities and Exchange Commission (“SEC”) filings, which include this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments, are available free of charge on our website at www.officemax.com and can be found by clicking on “About us,” “Investors” and then “SEC filings.” Our SEC filings are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Last year, we filed our annual Chief Executive Officer certification dated May 18, 2006, with the New York Stock Exchange. Attached as exhibits to this Form 10-K you will find certifications of our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

General Overview

OfficeMax is a leader in both business-to-business and retail office products distribution. We provide office supplies and paper, print and document services, technology products and solutions and furniture to large, medium and small businesses, government offices, and consumers. OfficeMax customers are served by more than 36,000 associates through direct sales, catalogs, the Internet and retail stores. Our common stock trades on the New York Stock Exchange under the ticker symbol OMX, and our corporate headquarters is in Naperville, Illinois.

OfficeMax Incorporated (formerly Boise Cascade Corporation) was organized as Boise Payette Lumber Company, a Delaware corporation, in 1931 as a successor to an Idaho corporation formed in 1913. In 1957, the company’s name was changed to Boise Cascade Corporation. On December 9, 2003, Boise Cascade Corporation acquired 100% of the voting securities of OfficeMax, Inc. That acquisition more than doubled the size of our office products distribution business and expanded that business into the U.S. retail channel. In connection with the sale of our paper, forest products and timberland assets described below, the Company’s name was changed from Boise Cascade Corporation to OfficeMax Incorporated, and the names of our office products segments were changed from Boise Office Solutions, Contract and Boise Office Solutions, Retail to OfficeMax, Contract and OfficeMax, Retail. The Boise Cascade Corporation and Boise Office Solutions names were used in documents furnished to or filed with the SEC prior to the sale of our paper, forest products and timberland assets.

References made to the OfficeMax, Inc. acquisition and the OfficeMax, Inc. integration in this Form 10-K refer to Boise Cascade Corporation’s acquisition of OfficeMax, Inc. in December 2003, and the related integration activities. (For more information about our integration activities, see Note 4, Integration and Facility Closures, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.)

On October 29, 2004, we sold our paper, forest products and timberland assets to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC (the “Sale”). The Sale did not include our facility near Elma, Washington. (See Note 3, Discontinued Operations, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for more information about the Elma facility.) With the Sale, we completed the Company’s transition, begun in the mid-1990s, from a predominately manufacturing-based company to an independent office products distribution company. On October 29, 2004, as part of the Sale, we invested $175 million in the securities of affiliates of Boise Cascade, L.L.C. This investment represents continuing involvement as defined in Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we do not show the historical results of the sold paper, forest products and timberland assets as discontinued operations. (For more information about the Sale, see Note 2, Sale of Paper, Forest Products and Timberland Assets, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.)

Effective with the first quarter of 2005, we began reporting our results using three reportable segments: OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other. The results of our paper, forest products and timberland assets prior to the Sale were included in the Boise Building Solutions and Boise Paper Solutions segments. We present information pertaining to each of our segments and the geographic areas in which they operate in Note 17, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Change in Fiscal Year End

Effective March 11, 2005, the Company amended its bylaws to make its fiscal year-end the last Saturday in December. Prior to this change, all of the Company’s businesses except for our U.S. retail operations had a December 31 fiscal year-end. The U.S. retail operations maintained a fiscal year that ended on the last Saturday in December. Due primarily to statutory requirements, the Company’s international businesses have maintained their December 31 year-ends. Fiscal year 2005 ended on December 31, 2005 for all reportable segments and businesses, and included 53 weeks for the Retail segment. Fiscal year 2006 ended on December 30, 2006 and included 52 weeks for all reportable segments and businesses.

OfficeMax, Contract

We distribute a broad line of items for the office, including office supplies and paper, technology products and solutions and office furniture through our OfficeMax, Contract segment. OfficeMax, Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some foreign markets through office products stores. Substantially all products sold by this segment are purchased from outside manufacturers or from industry wholesalers, except office papers. We purchase office papers primarily from the paper operations of Boise Cascade, L.L.C., under a 12-year paper supply contract entered into at the time of the Sale. (See Note 18, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information related to the paper supply contract.)

As of January 27, 2007, OfficeMax Contract operated 52 distribution centers and 6 customer service and outbound telesales centers. OfficeMax, Contract also operated 82 stores in Canada, Hawaii, Australia and New Zealand.

OfficeMax, Contract sales for 2006, 2005 and 2004 were $4.7 billion, $4.6 billion and $4.4 billion, respectively.

OfficeMax, Retail

OfficeMax, Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. Our retail segment has operations in the United States, Puerto Rico and the U.S. Virgin Islands. Our retail office supply stores feature OfficeMax ImPress, an in-store module devoted to print-for-pay and related services. Our retail segment also operates office products stores in Mexico through a 51%-owned joint venture. Substantially all products sold by this segment are purchased from outside manufacturers or from industry wholesalers, except office papers. As described above, we purchase office papers primarily from the paper operations of Boise Cascade, L.L.C., under a 12-year paper supply contract we entered into at the time of the Sale.

As of January 27, 2007, our Retail segment operated 914 stores in the U.S. and Mexico, three large distribution centers in the U.S., and two small distribution centers in Mexico. Each store offers approximately 10,000 stock keeping units (SKUs) of name-brand and OfficeMax private-branded merchandise and a variety of business services targeted at serving the small business customer, including OfficeMax ImPress. As of January 27, 2007, our Retail segment operated six OfficeMax ImPress print on demand facilities with enhanced fulfillment capabilities. These 8,000 square foot operations are located within some of our contract distribution centers, and serve the print and document needs of our large contract customers in addition to supporting our retail stores by providing services that cannot be deployed at every retail store.

OfficeMax, Retail sales for 2006, 2005 and 2004 were $4.3 billion, $4.5 billion and $4.5 billion, respectively.

Boise Building Solutions

Substantially all of the assets of this segment were included in the Sale. Boise Building Solutions was a major producer of plywood, lumber and particleboard. This segment also manufactured engineered wood products, including laminated veneer lumber, wood I-joists and laminated beams. Most of the production was sold to independent wholesalers and dealers or through the segment’s building materials distribution outlets for use in housing, industrial construction and a variety of manufactured products.

Boise Building Solutions operated 28 building materials distribution facilities as of October 28, 2004 that marketed a wide range of building materials. These products were distributed to retail lumber dealers, home centers specializing in the do-it-yourself market and industrial customers. Through October 28, 2004, approximately 25% of the lumber, panels and engineered wood products purchased by the distribution operations were provided by this segment’s manufacturing facilities, with the balance purchased from outside sources. Segment sales for the period from January 1 through October 28, 2004, were $3.3 billion.

Boise Paper Solutions

Substantially all of the assets of this segment were included in the Sale. Boise Paper Solutions manufactured and sold uncoated free sheet papers, containerboard, corrugated containers, newsprint and market pulp. Boise Paper Solutions sales for the period from January 1 through October 28, 2004, were $1.7 billion.

About 46% of this segment’s uncoated free sheet paper, including about 83% of its office papers, was sold through the OfficeMax, Contract and OfficeMax, Retail segments during the period from January 1 through October 28, 2004.

Timber Resources

On October 29, 2004, we sold substantially all of our timberland assets, including approximately 2.3 million acres of timberland in the United States, 35,000 acres of eucalyptus plantation land in Brazil and a 16,000-acre cottonwood fiber farm near Wallula, Washington, to affiliates of Boise Cascade, L.L.C.

Competition

Domestic and international office products markets are highly and increasingly competitive. Customers have many options when purchasing office supplies and paper, print and document services, technology products and solutions and office furniture. We compete with worldwide contract stationers, office supply superstores, mass merchandisers, wholesale clubs, computer and electronics superstores, Internet merchandisers, direct-mail distributors, discount retailers, drugstores, supermarkets and thousands of local and regional contract stationers. In addition, an increasing number of manufacturers of computer hardware, software and peripherals, including some of our suppliers, have expanded their own direct marketing efforts. The other large office supply superstores have increased their presence in our markets in recent years and are expected to continue to do so in the future. In addition, many of our competitors have expanded their office products assortment, and we expect they will continue to do so. In recent years, two package delivery companies have established retail stores that compete directly with us for copy, printing, packaging and shipping business, and offer a limited assortment of office products and services similar to the ones we offer. We anticipate increasing competition from our two domestic office supply superstore competitors and various other providers, including the two package delivery companies, for print-for-pay and related services. Print-for-pay and related services have historically been a key point of difference for OfficeMax stores and are expected to become an increasingly more important part of our future strategies. Any or all of our competitors may become even more aggressive in the future.

Increased competition in the office products markets, together with increased advertising, has heightened price awareness among end-users. Such heightened price awareness has led to margin pressure on office products and impacted the results of both our Retail and Contract segments. In addition to price, competition is also based on customer service, the quality and breadth of product selection, and convenient locations. Some of our competitors are larger than us and have greater financial resources, which affords them greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively than we can.

We believe our excellent customer service and the efficiency and convenience for our customers of our combined contract and retail distribution channels gives our OfficeMax, Contract segment a competitive advantage among business-to-business office products distributors. Our ability to network our distribution centers into an integrated system enables us to serve large national accounts that rely on us to deliver consistent products, prices and services to multiple locations as well as medium and small businesses at a competitive cost.

We believe our OfficeMax, Retail segment competes favorably based on the quality of our customer service, our innovative store formats, the breadth and depth of our merchandise offering and our everyday low prices, along with our specialized service offerings, including OfficeMax ImPress.

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

Environmental Matters

Our discussion of environmental matters is presented under the caption “Environmental” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. In addition, certain environmental matters are discussed under “Item 3. Legal Proceedings” of this Form 10-K.

Capital Investment

Information concerning our capital expenditures is presented under the caption “Investment Activities” and in the table entitled “2006 Capital Investment by Segment” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Acquisitions and Divestitures

We engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. It is our policy to review our operations periodically and to dispose of assets that do not meet our criteria for return on investment, or cease to warrant retention for other reasons. See Note 2, Sale of Paper, Forest Products and Timberland Assets; and Note 6, Other Operating, Net, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for a description of significant acquisitions, divestitures and asset sales completed during 2006, 2005 and 2004.

Geographic Areas

Our discussion of financial information by geographic area is presented in Note 17, Segment Information, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Identification of Executive Officers

Information with respect to our executive officers is set forth in “Item 10. Directors and Executive Officers of the Registrant” of this Form 10-K.

Employees

On December 30, 2006, we had approximately 36,000 employees, including approximately 11,000 part-time employees.

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

Intense competition in our markets could harm our ability to maintain profitability.   Domestic and international office products markets are highly and increasingly competitive. Customers have many options when purchasing office supplies and paper, print and document services, technology products and solutions and office furniture. We compete with worldwide contract stationers, office supply superstores, mass merchandisers, wholesale clubs, computer and electronics superstores, Internet merchandisers, direct-mail distributors, discount retailers, drugstores, supermarkets and thousands of local and regional contract stationers. In addition, an increasing number of manufacturers of computer hardware, software and peripherals, including some of our suppliers, have expanded their own direct marketing efforts. The other large office supply superstores have increased their presence in our markets in recent years and are expected to continue to do so in the future. In addition, many of our competitors have expanded their office products assortment, and we expect they will continue to do so. In recent years, two package delivery companies have established retail stores that compete directly with us for copy, printing, packaging and shipping business, and offer a limited assortment of office products and services similar to the ones we offer. We anticipate increasing competition from our two domestic office supply superstore competitors and various other providers, including the two package delivery companies, for print-for-pay and related services. Print-for-pay and related services have historically been a key point of difference for OfficeMax stores and are expected to become an increasingly more important part of our future strategies. Any or all of our competitors may become even more aggressive in the future. Increased competition in the office products markets, together with increased advertising, has heightened price awareness among end-users. Such heightened price awareness has led to margin pressure on office products and impacted the results of both our Retail and Contract segments. In addition to price, competition is also based on customer service, the quality and breadth of product selection, and convenient locations. Some of our competitors are larger than us and have greater financial resources, which affords them greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively than we can.

We may be unable to open and remodel stores successfully.   Our business plans include the opening and remodeling of a significant number of retail stores. For these plans to be successful, we must identify and lease favorable store sites, develop remodeling plans, hire and train associates and adapt management and systems to meet the needs of these operations. These tasks are difficult to manage successfully. If we are not able to open and remodel stores as quickly as we have planned, our future financial performance could be materially and adversely affected. Further, we cannot ensure that the new or remodeled stores will achieve the sales or profit levels that we anticipate. This is particularly true as we introduce different store designs, formats and sizes or enter into new market areas. In particular, the “Advantage” prototype store format we intend to utilize for new and remodeled stores is new and there can be no assurance as to whether or to what extent that format will be successful.

Economic conditions directly influence our operating results.   Economic conditions, both domestically and abroad, directly influence our operating results. Current and future economic conditions, including the level of unemployment, energy costs and the financial condition and growth prospects of our Contract customers may adversely affect our business and the results of our operations.

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

We may be unable to attract and retain qualified associates.   We attempt to attract and retain an appropriate level of personnel in both field operations and corporate functions. As a retailer, we face the challenge of filling many positions at wage scales that are low, although appropriate for our industry and in light of competitive factors. As a result, we face many external risks and internal factors in meeting our labor needs, including competition for qualified personnel, overall unemployment levels, prevailing wage rates, as well as rising employee benefit costs, including insurance costs and compensation programs. Changes in any of these factors, including especially a shortage of available workforce in the areas in which we operate, could interfere with our ability to adequately provide services to customers and result in increasing our labor costs, which could have an adverse effect on our business and results of our operations.

We cannot assure that new associates will perform effectively.   In conjunction with our headquarters consolidation, we have hired approximately 600 new employees to replace existing associates who did not relocate to the new headquarters. As a result, we now have a significant number of associates with limited experience with OfficeMax performing key functions. Although we have carefully selected and trained these associates, there is still a risk that institutional knowledge may be lost and operations may be conducted less efficiently or effectively. Also, if we are unable to continue to attract and retain qualified associates for our remaining open positions, as well as train new associates and transition them smoothly into their roles, it could adversely affect our operating results.

Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to product liability claims.   Our product offering includes many proprietary branded products. While we have focused on the quality of our proprietary branded products, we rely on third-party manufacturers for these products. Such third party manufacturers may prove to be unreliable, or the quality of our globally sourced products may not meet our expectations. Furthermore, economic and political conditions in areas of the world where we source such products may adversely affect the availability and cost of such products. In addition, our proprietary branded products compete with other manufacturers’ branded items that we offer. As we continue to increase the number and types of proprietary branded products that we sell, we may adversely affect our relationships with our vendors, who may decide to reduce their product offerings through OfficeMax and increase their product offerings through our competitors. Finally, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us. Any of these circumstances could have an adverse effect on our business and financial performance.

We are more leveraged than some of our competitors, which could adversely affect our business plans.   A relatively greater portion of our cash flow is used to service debt and other financial obligations including leases. This reduces the funds we have available for working capital, capital expenditures, acquisitions, new stores, store remodels and other purposes. Similarly, our relatively greater leverage increases our vulnerability to, and limits our flexibility in planning for, adverse economic and industry conditions and creates other competitive disadvantages compared with other companies with relatively less leverage.

We cannot ensure new systems and technology will be implemented successfully.   Our acquisition of OfficeMax, Inc., in December 2003, required the integration and coordination of our existing contract stationer systems with the retail systems of the acquired company. Integrating and coordinating these systems has been complex and still requires a number of system enhancements and conversions that, if not done properly, could divert the attention of our workforce during development and implementation and constrain for some time our ability to provide the level of service our customers demand. Also, when implemented, the systems and technology enhancements may not provide the benefits anticipated and could add costs and complications to our ongoing operations. A failure to effectively implement changes to to these systems or to realize the intended efficiencies could have an adverse effect on our business and results of our operations.

We retained responsibility for certain liabilities of the paper, forest products and timberland businesses we sold.   These obligations include liabilities related to environmental, tax, litigation and employee benefit matters. Some of these retained liabilities could turn out to be significant, which could have an adverse effect on our results of operations. Our exposure to these liabilities could harm our ability to compete with other office products distributors, who would not typically be subject to similar liabilities.

Our business may be adversely affected by the actions of and risks associated with our third-party vendors.   We are a reseller of other manufacturer’s branded items and are thereby dependent on the availability and pricing of key products including ink, toner, paper and technology products. As a reseller, we cannot control the supply, design, function or cost of many of the products we offer for sale. Disruptions in the availability of these products may adversely affect our sales and result in customer dissatisfaction. Further, we cannot control the cost of manufacturer’s products and cost increases must either be passed along to our customers or will result in erosion of our earnings. Failure to identify desirable products and make them available to our customers when desired and at attractive prices could have an adverse effect on our business and results of operations.

Our investment in Boise Cascade, L.L.C. subjects us to the risks associated with the paper and forest products industry.   When we sold our paper, forest products and timberland assets, we purchased an equity interest in affiliates of Boise Cascade, L.L.C. In addition, we have an ongoing obligation to purchase paper from an affiliate of Boise Cascade, L.L.C. These continuing interests subject us to market risks associated with the paper and forest products industry. These industries are subject to cyclical market pressures. Historical prices for products have been volatile, and industry participants have limited influence over the timing and extent of price changes. The relationship between supply and demand in these industries significantly affects product pricing. Demand for building products is driven mainly by factors such as new construction and remodeling rates, interest rates and weather. The supply of paper and building products fluctuates based on manufacturing capacity, and excess capacity, both domestically and abroad, can result in significant variations in product prices. The level of supply and demand for forest products will affect the price we pay for paper. Our ability to realize the carrying value of our equity interest in affiliates of Boise Cascade, L.L.C. is dependent upon many factors, including the operating performance of Boise Cascade, L.L.C. and other market factors that may not be specific to Boise Cascade, L.L.C., due in part to the fact that there is not a liquid market for our equity interest. Our exposure to these risks could decrease our ability to compete effectively with our competitors, who typically are not subject to such risks.

Compromises of customer debit and credit card data in 2004, regardless of the source of the breach, may damage the OfficeMax brand and our reputation.   Compromises of customer debit and credit card data in 2004 were later tied to fraudulent transactions outside the U.S. While we have no knowledge of a security breach at OfficeMax, it is possible that information security compromises that involved OfficeMax customer data, including breaches that occurred at third party processors, may damage our reputation. Such damage to our reputation could adversely affect our operating results.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

The majority of OfficeMax facilities are rented under operating leases. (For more information about our operating leases, see Note 8, Leases, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.) Our properties are in good operating condition and are suitable and adequate for the operations for which they are used.

Presented below is a list of our facilities by segment. During 2006, we consolidated our corporate headquarters from Itasca, Illinois, and our retail operations from Shaker Heights, Ohio, to a single headquarters facility located in Naperville, Illinois.

OfficeMax, Contract

As of January 27, 2007, OfficeMax, Contract operated 52 distribution centers in 26 states, Puerto Rico, Canada, Australia and New Zealand. The following table sets forth the locations of these facilities.

Arizona	1	Maryland	1	Tennessee	1
California	1	Massachusetts	1	Texas	2
Colorado	1	Michigan	1	Utah	1
Florida	1	Minnesota	1	Virginia	1
Georgia	1	New Jersey	1	Washington	1
Hawaii	4	New York	1	Wisconsin	1
Idaho	1	North Carolina	1	Puerto Rico	1
Illinois	1	Ohio	1	Canada	7
Kansas	1	Oregon	1	Australia	9
Maine	1	Pennsylvania	2	New Zealand	4

OfficeMax, Contract also operated 82 office products stores in Hawaii (2), Canada (51), Australia (8) and New Zealand (21) and six customer service and outbound telesales centers in Illinois (2), Ohio, Oklahoma, Virginia and Wyoming.

OfficeMax, Retail

As of January 27, 2007, OfficeMax, Retail operated 914 stores in 48 states, Puerto Rico, the U.S. Virgin Islands and Mexico. The following table sets forth the locations of these facilities.

Alabama	11	Louisiana	2	Ohio	51
Alaska	3	Maine	1	Oklahoma	1
Arizona	37	Maryland	1	Pennsylvania	28
Arkansas	2	Massachusetts	9	Rhode Island	1
California	76	Michigan	41	South Carolina	6
Colorado	28	Minnesota	37	South Dakota	4
Connecticut	3	Mississippi	5	Tennessee	18
Delaware	1	Missouri	25	Texas	64
Florida	58	Montana	3	Utah	13
Georgia	28	Nebraska	8	Virginia	22
Hawaii	6	Nevada	12	Washington	20
Idaho	6	New Jersey	4	West Virginia	2
Illinois	58	New Mexico	9	Wisconsin	31
Indiana	14	New York	30	Wyoming	2
Iowa	8	North Carolina	28	Puerto Rico	10
Kansas	10	North Dakota	3	U.S. Virgin Islands	2
Kentucky	6	Oregon	11	Mexico(a)	55

OfficeMax, Retail also operated three large distribution centers in Alabama, Nevada and Pennsylvania; and two small distribution centers in Mexico through our joint venture.

(a)             Represents the locations operated by our 51%-owned joint venture in Mexico, OfficeMax de Mexico.

ITEM 3.   LEGAL PROCEEDINGS

OfficeMax Incorporated and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings arising out of the operation of the paper and forest products assets prior to the closing of the Sale, for which OfficeMax agreed to retain responsibility. Also, as part of the Sale, we agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the Sale. We do not believe any of these retained proceedings are material to our business.

We have been notified that we are a “potentially responsible party” under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) or similar federal and state laws, or have received a claim from a private party, with respect to 15 active sites where hazardous substances or other contaminants are or may be located. The number of active sites is now 12. All 12 active sites relate to operations either no longer owned by the Company or unrelated to its ongoing operations. In most cases, we are one of many potentially responsible parties, and our alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, we have established appropriate reserves. We believe we have minimal or no responsibility with regard to several other sites. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position or results of operations.

Over the past several years and continuing into 2006, we have been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at job sites. The claims vary widely and often are not specific about the plaintiffs’ contacts with the Company. None of the claimants seeks damages from us individually, and we are generally one of numerous defendants. Many of the cases filed against us have been voluntarily dismissed, although we have settled some cases. The settlements we have paid have been covered mostly by insurance, and we believe any future settlements or judgments in these cases would be similarly covered. To date, no asbestos case against us has gone to trial, and the nature of these cases makes any prediction as to the outcome of pending litigation inherently subjective. At this time, however, we believe our involvement in asbestos litigation is not material to either our financial position or our results of operations.

The Company and several former officers and/or directors of the Company or its predecessor are defendants in a consolidated, putative class action proceeding (Roth v. OfficeMax Inc., et. al, U.S. District Court, Northern District of Illinois) alleging violations of the Securities Exchange Act of 1934. The Complaint alleges, in summary, that the Company failed to disclose (a) that vendor income had been improperly recorded, (b) that the Company lacked internal controls necessary to ensure the proper reporting of revenue and compliance with generally accepted accounting principles, and (c) that the Company’s 2004 and later results would be adversely affected by the Company’s allegedly improper practices. The relief sought includes unspecified compensatory damages, interest and costs, including attorneys’ fees. On September 21, 2005, the defendants filed a motion to dismiss the consolidated amended complaint. On September 12, 2006, the court granted the defendant group’s joint motion to dismiss the consolidated amended complaint. On November 9, 2006, the plaintiffs filed a purported amended complaint. On January 19, 2007, the defendants filed a motion to dismiss the amended complaint, which is pending. The Company believes there are valid factual and legal defenses to these claims and intends to vigorously defend against them.

In June 2005, the Company announced that the SEC issued a formal order of investigation arising from the Company’s previously announced internal investigation into its accounting for vendor income. The Company launched its internal investigation in December 2004 when the Company received claims by a vendor to its retail business that certain employees acted inappropriately in requesting promotional payments and in falsifying supporting documentation. The internal investigation was conducted under the direction of the Company’s audit committee and was completed in March 2005. The Company cooperated fully with the SEC. The Company has had no communication with the SEC since August 2005.

Putative derivative actions have been filed in the Circuit Courts of Cook County (Homstrom v. Harad, et al.) and DuPage County, Illinois (Bryan v. Anderson, et al.) against a number of current and former officers and/or directors of the Company or its predecessor in connection with alleged misrepresentation of financial results (and, in the case of one former director and officer, for allegedly selling Company common stock while in possession of material, non-public information concerning the Company’s financial position and future prospects). Both derivative actions assert claims for breach of fiduciary duty and unjust enrichment, and the Homstrom complaint also includes claims for alleged abuse of control, mismanagement, and waste of corporate assets. The relief sought from the defendants includes recovery of costs incurred by the Company in its internal investigation and restatement, the disgorgement of compensation and, in the Homstrom case, the attorneys’ fees incurred by the Company in defending the Roth putative class action and the Company’s asserted exposure to a potentially substantial settlement or adverse judgment in the Roth case. The Company is a nominal defendant in the putative derivative actions and no monetary relief is sought from the Company. However, the Company has exposure in such cases for amounts it may be required to advance or incur on behalf of the individual defendants under its indemnification obligations. On February 21, 2007, the Bryan case was dismissed without prejudice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.      MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (the “Exchange”). The Exchange requires each listed company to distribute an annual report to its shareholders. We are distributing this Form 10-K to our shareholders in lieu of a separate annual report. The reported high and low sales prices for our common stock, as well as the frequency and amount of dividends paid on such stock, are included in Note 20, Quarterly Results of Operations (unaudited), of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. We expect to continue the practice of paying regular cash dividends in 2007. Information concerning restrictions on the payment of dividends is included in Note 13, Debt, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and in Liquidity and Capital Resources in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. The approximate number of common shareholders, based upon actual record holders on February 24, 2007, was 19,899.

We maintain a corporate governance page on our website that includes key information about our corporate governance initiatives. That information includes our Corporate Governance Guidelines, Code of Ethics and charters for our Audit, Executive Compensation and Governance and Nominating Committees, as well as our Committee of Outside Directors. The corporate governance page can be found at www.officemax.com, by clicking on “About us,” “Investors” and then “Corporate Governance.” You also may obtain copies of these policies and codes by contacting our Investor Relations Department, 263 Shuman Boulevard, Naperville, Illinois 60563, or by calling (630) 864-6800.

Information concerning securities authorized for issuance under our equity compensation plans is included in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Shareholder Rights Plan

We have had a shareholder rights plan since January 1986. Our current plan, as amended and restated, took effect in December 1998. At that time, the rights under the previous plan expired, and we distributed to our common stockholders one new right for each common share held. The rights become exercisable ten days after a person or group acquires 15% of our outstanding voting securities or ten business days after a person or group commences or announces an intention to commence a tender or exchange offer that could result in the acquisition of 15% of these securities. Each full right, if it becomes exercisable, entitles the holder to purchase one share of common stock at a purchase price of $175 per share, subject to adjustment. Upon payment of the purchase price, the rights may “flip in” and entitle holders to buy common stock or “flip over” and entitle holders to buy common stock in an acquiring entity in such amount that the market value is equal to twice the purchase price. The rights are nonvoting and may be redeemed by the Company for one cent per right at any time prior to the tenth day after an individual or group acquires 15% of our voting stock, unless extended. The rights expire in 2008. On January 18, 2006, the Company announced that the board of directors voted not to seek an extension of the shareholder rights plan when it expires in 2008. Additional details are set forth in the Renewed Rights Agreement which is an exhibit to this Form 10-K.

Stock Repurchases

Information concerning our stock repurchases during the fourth quarter of 2006 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(a)
October	0		0	4,249,423
November	0		0	4,249,423
December	0		0	0	(b)

(a)             In September 1995, our board of directors authorized the purchase of up to 4.3 million shares of our common stock. As part of this authorization, we repurchased odd-lot shares (fewer than 100 shares) from shareholders wishing to exit their holdings in our common stock. We retired the shares that we repurchased under this program.

(b)            This program was terminated in the 4th quarter of 2006.

Performance Graph

The following graph compares the five-year cumulative total return (assuming dividend reinvestment) for the Standard & Poor’s 500 Index, the Standard & Poor’s 500 Specialty Stores Index, the Standard & Poor’s 500 Specialty Retail Index and OfficeMax. In 2005, we provided a comparison only to the Standard & Poor’s 500 Specialty Stores Index and not to the Standard & Poor’s 500 Specialty Retail Index. The group of companies now included in the Specialty Stores Index is small, while the group of companies now included in the Specialty Retail Index approximates the group of companies included in previous years in the Specialty Stores Index. We believe that adding the Specialty Retail Index results in a comparison that is consistent with our presentations in previous years.

ANNUAL RETURN PERCENTAGE
Years Ending

Company\Index Name	Dec 02	Dec 03	Dec 04	Dec 05	Dec 06
OfficeMax Incorporated	-24.28	33.33	-2.81	-17.54	98.80
S&P 500 Index	-22.10	28.68	10.88	4.91	15.79
S&P 500 Specialty Stores Index	-11.11	34.66	5.20	18.11	21.56
S&P 500 Specialty Retail Index	-33.52	45.77	12.28	2.86	6.64

INDEXED RETURNS
Years Ending

Company\Index Name	Base Period Dec 01	Dec 02	Dec 03	Dec 04	Dec 05	Dec 06
OfficeMax Incorporated	$100	$75.72	$100.97	$98.13	$80.91	$160.86
S&P 500 Index	100	77.90	100.25	111.15	116.61	135.03
S&P 500 Specialty Stores	100	88.89	119.69	125.92	148.72	180.78
S&P 500 Specialty Retail Index	100	66.48	96.92	108.82	111.94	119.37

ITEM 6.   SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the years indicated and should be read in conjunction with the disclosures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

	2006(a)	2005(b)	2004(c)	2003(d)	2002(e)
	(millions, except per-share amounts)
Assets
Current assets	$2,097	$1,942	$3,241	$2,597	$1,387
Property and equipment, net	580	535	541	2,730	2,451
Timber, timberlands and timber deposits	—	—	—	331	329
Goodwill	1,216	1,218	1,165	1,107	401
Timber notes receivable	1,635	1,635	1,635	—	—
Other	688	942	1,055	611	379
	$6,216	$6,272	$7,637	$7,376	$4,947
Liabilities and shareholders’ equity
Current liabilities	$1,529	$1,588	$1,857	$1,986	$1,056
Long-term debt, less current portion	384	407	585	2,000	1,387
Timber notes securitized	1,470	1,470	1,470	—	—
Other	817	1,044	1,091	1,046	1,104
Minority interest	30	27	23	20	—
Shareholders’ equity	1,986	1,736	2,611	2,324	1,400
	$6,216	$6,272	$7,637	$7,376	$4,947
Net sales	$8,966	$9,158	$13,270	$8,245	$7,412
Income (loss) from:
Continuing operations	$99	$(41)	$234	$35	$19
Discontinued operations	(7)	(33)	(61)	(18)	(8)
Cumulative effect of accounting changes, net of income tax	—	—	—	(9)	—
Net income (loss)	$92	$(74)	$173	$8	$11
Basic income (loss) per common share:
Continuing operations	$1.30	$(0.58)	$2.55	$0.37	$0.11
Discontinued operations	(0.10)	(0.41)	(0.70)	(0.30)	(0.14)
Cumulative effect of accounting changes, net of income tax	—	—	—	(0.15)	—
Basic income (loss) per common share(f)	$1.20	$(0.99)	$1.85	$(0.08)	$(0.03)
Diluted income (loss) per common share:
Continuing operations	$1.29	$(0.58)	$2.44	$0.37	$0.11
Discontinued operations	(0.10)	(0.41)	(0.67)	(0.30)	(0.14)
Cumulative effect of accounting changes, net of income tax	—	—	—	(0.15)	—
Diluted income (loss) per common share(f)	$1.19	$(0.99)	$1.77	$(0.08)	$(0.03)
Cash dividends declared per common share	$0.60	$0.60	$0.60	$0.60	$0.60

See notes on following page.

(a)             2006 included the following pre-tax charges:

•        $89.5 million related to the closing of 109 underperforming domestic retail stores.

•        $46.4 million related to the relocation and consolidation of our corporate headquarters.

•        $10.3 million primarily related to the reorganization in our Contract segment.

•        $18.0 million primarily for contract termination and other costs related to the closure of our Elma, Washington manufacturing facility, which is accounted for as a discontinued operation.

2006 also included $48.0 million of pre-tax income from adjustments to the estimated fair value of the Additional Consideration Agreement we entered into in connection with the Sale.

(b)            2005 included the following pre-tax charges:

•        $25.0 million related to the relocation and consolidation of our corporate headquarters.

•        $31.9 million primarily for one-time severance payments, professional fees and asset write-downs.

•        $17.9 million related to the write-down of impaired assets, primarily related to retail store closures.

•        $5.4 million related to the restructuring of our international operations.

•        $9.8 million for a legal settlement with the Department of Justice in our Contract segment.

•        $14.4 million related to our early retirement of debt.

•        $28.2 million for the write-down of impaired assets at our Elma, Washington manufacturing facility, which is accounted for as a discontinued operation.

2005 included 53 weeks for our OfficeMax, Retail segment.

(c)             2004 included a $67.8 million pre-tax charge for the write-down of impaired assets at our Elma, Washington, manufacturing facility, which is accounted for as a discontinued operation.

2004 included the results of our Boise Building Solutions and Boise Paper Solutions segments through October 28, 2004. On October 29, 2004, we completed the sale of our paper, forest products and timberland assets to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC, and recorded a $280.6 million pre-tax gain. Part of the consideration we received in connection with the Sale consisted of timber installment notes receivable. We securitized the timber installment notes receivable for proceeds of $1.5 billion in December 2004. At the same time we entered into interest rate swap contracts to hedge the interest rate risk associated with the issuance of debt securities by special-purpose entities formed by the Company, and in December 2004 recorded $19.0 million of related expense in “Timber notes securitization.”

2004 included $137.1 million of costs related to our early retirement of debt.

2004 included a pre-tax gain of $59.9 million on the sale of approximately 79,000 acres of timberland located in western Louisiana.

2004 included a pre-tax gain of $46.5 million on the sale of our 47% interest in Voyageur Panel.

2004 included $15.9 million of expense in our Corporate and Other segment for the costs of certain one-time benefits granted to employees.

(d)            2003 included a pre-tax charge of $10.1 million for employee-related costs incurred in connection with the 2003 cost-reduction program.

2003 included a net $2.9 million one-time tax benefit related to a favorable tax ruling, net of changes in other tax items.

2003 included a $14.7 million pre-tax charge for the write-down of impaired assets at our plywood and lumber operations in Yakima, Washington.

2003 included income from the OfficeMax, Inc. operations for the period from December 10, 2003 through December 27, 2003, and costs, including incremental interest expense, directly related to the acquisition. The net effect of these items reduced income by $4.1 million before taxes, or $2.5 million after taxes.

(e)             2002 included a pre-tax charge of $23.6 million related to the sale of all of the stock of our wholly owned subsidiary that held our investment in IdentityNow. We also recorded $27.6 million of tax benefits associated with this sale and the 2001 write-down of our equity investment.

(f)                The computation of diluted income (loss) per common share was antidilutive in the years 2005, 2003 and 2002; therefore, the amounts reported for basic and diluted income (loss) per common share are the same.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains statements about our future financial performance. These statements are only predictions. Our actual results may differ materially from these predictions. In evaluating these statements, you should review “Item 1A, Risk Factors” of this Form 10-K, including “Cautionary and Forward-Looking Statements.”

Executive Summary

Sales for 2006 were $9.0 billion, compared to $9.2 billion for 2005 and $13.3 billion for 2004. Net income for 2006 was $91.7 million, or $1.19 per diluted share, compared to a net loss of $73.8 million, or $(0.99) per diluted share, for 2005 and net income of $173.1 million, or $1.77 per diluted share, for 2004.

We evaluate our results of operations both before and after certain gains and losses that management believes are not indicative of our core operating activities, such as the items described below. We believe our presentation of financial measures before, or excluding, these items, which are non-GAAP measures, enhances our investors’ overall understanding of our recurring operational performance and provides useful information to both investors and management.

Results for the years of 2006, 2005 and 2004 include various items related to our transition from a predominately manufacturing-based company to an independent office products distribution company and our previously announced restructuring activities that are not expected to be ongoing. Many of these items have been included in our integration activities and facility closures reserve. For more information about these reserves, see the discussion of “Integration Activities and Facility Closures” below. Some of the more significant effects of these actions on our results include:

•       In 2006, we recorded pre-tax charges of $89.5 million related to the closing of 109 underperforming, domestic retail stores, $10.3 million primarily related to the reorganization of our contract segment and $46.4 million primarily related to the consolidation of our corporate headquarters. These charges were included in other operating, net in the Consolidated Statements of Income (Loss) and were reflected in the Retail segment (store closures), Contract segment (reorganization) and Corporate and Other segment (headquarters consolidation), respectively. During 2006, we reduced the liability related to the Additional Consideration Agreement that was entered into in connection with the sale of the paper, forest products and timberland assets, which resulted in a credit to Other Income (Expense), net (non-operating) of $48.0 million. We also recorded an $18.0 million pre-tax charge for the closure of our Elma, Washington manufacturing facility which was reflected in Discontinued Operations in the Consolidated Statements of Income (Loss).

•       In 2005, we recorded pre-tax charges of $25.0 million related to the consolidation and relocation of our corporate headquarters, $17.9 million related to the write-down of impaired assets, primarily as a result of retail store closures, $5.4 million related to the restructuring of our international operations, and $31.9 million for one-time severance payments, professional fees and asset write-downs. These charges were reflected in the Retail segment (retail store impairment), Contract segment (international restructuring) and Corporate and Other segment (headquarters consolidation, severance, professional fees and asset write-downs), respectively. In addition, we recognized a $9.8 million pre-tax charge in the Contract segment for a legal settlement with the Department of Justice related to allegations that the company submitted false claims when it sold office supply products manufactured in countries not permitted by the Trade Agreements Act to U.S. government agencies. We incurred $14.4 million of costs related to our early retirement of debt, and recorded a $28.2 million pre-tax charge for the write-down of impaired assets at our Elma, Washington manufacturing facility, which is accounted for as a discontinued operation.

•       In 2004, we completed the sale of our paper, forest products and timberland assets (the “Sale”) and recorded a $280.6 million pre-tax gain. We monetized the timber installment notes we received in exchange for our timberlands for proceeds of $1.5 billion in December 2004, and recognized $19 million in expenses related to the change in the fair value of interest rate swaps we entered into in anticipation of the securitization transaction. We used a portion of the proceeds from the Sale to reduce our debt, and recorded $137.1 million of costs related to the early retirement of debt. Our results for 2004 also include a pre-tax gain of $59.9 million on the sale of approximately 79,000 acres of timberland located in western Louisiana, and a pre-tax gain of $46.5 million on the sale of our 47% interest in Voyageur Panel, as well as a $67.8 million pre-tax charge for the write-down of impaired assets at our Elma, Washington, manufacturing facility.

Results of Operations, Consolidated

($ in millions, except per share amounts)

	2006	2005	2004
Sales	$8,965.7	$9,157.7	$13,270.2
Income (loss) from continuing operations before income taxes and minority interest	$171.9	$(37.6)	$379.4
Net income (loss)	$91.7	$(73.8)	$173.1
Diluted income (loss) per common share
Continuing operations	$1.29	$(0.58)	$2.44
Discontinued operations	(0.10)	(0.41)	(0.67)
Diluted income (loss) per common share	$1.19	$(0.99)	$1.77
	(percentage of sales)
Gross profit margin	25.8%	24.0%	20.2%
Operating and selling expenses	18.3%	19.3%	15.2%
General and administrative expenses	4.0%	4.0%	2.8%
Other operating, net	1.6%	0.6%	(2.9)%
Operating profit margin	1.9%	0.1%	5.1%

Operating Results

2006 Compared with 2005

Sales for 2006 decreased 2.1% to $8,965.7 million from $9,157.7 million for 2005. The year-over-year sales decrease was primarily due to the impact of 109 strategic store closings in the first quarter of 2006 and the 53rd week included in the 2005 Retail segment results. Comparable-store sales increased 1.0% year-over-year primarily as a result of higher sales in our Contract segment. For more information about our segment results, see the discussion of segment results below.

Gross profit margin improved 1.8% of sales to 25.8% of sales in 2006 compared to 24.0% of sales in the previous year. The gross profit margin increase was driven by gross margin improvement initiatives in both the Contract and Retail segments.

Operating and selling expenses decreased by 1.0% of sales to 18.3% of sales in 2006 from 19.3% of sales a year earlier. The improvement in operating and selling expenses as a percent of sales was the result of targeted cost reduction programs, including lower promotion and marketing costs, payroll and integration expenses in the Contract segment, and reduced store labor and marketing costs in the Retail segment.

General and administrative expenses were 4.0% of sales for 2006 and 2005. General and administrative expenses in 2005 included $24.2 million of expenses for one-time severance payments and other expenses, primarily professional service fees, which are not expected to be ongoing. Excluding the severance and other expenses, general and administrative expenses were 3.6% of sales for 2005. The year-over-year increase in general and administrative expenses, excluding the severance and other expenses, was due to increased payroll costs, primarily increased incentive compensation expense.

In 2006, we reported $140.3 million of expense in Other operating, net which included $89.5 million related to the 109 domestic store closures, $46.4 million primarily related to the headquarters consolidation and $10.3 million primarily related to the Contract segment reorganization. In 2005, we reported $54.0 million of expense in Other operating, net. Other operating, net for 2005 included a $9.8 million charge for a legal settlement with the Department of Justice and $25.0 million related to the corporate headquarters consolidation. 2005 also included $23.2 million of expenses for the write-down of impaired assets at underperforming retail stores and the restructuring of our Canadian operations. Other operating, net also includes dividends earned on our investment in affiliates of Boise Cascade, L.L.C., which were $5.9 million for 2006 and $5.5 million for 2005, respectively. See Note 6, Other Operating, Net, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information related to the components of Other Operating, net.

During 2005, we incurred costs related to the early retirement of debt of approximately $14.4 million primarily as a result of purchasing and cancelling $87.3 million of 7% senior notes originally due in 2013.

Interest expense was $123.1 million in 2006 versus $128.5 million in 2005. The year-over-year decrease in interest expense was a result of lower average borrowings. Interest expense included interest related to the timber securitization notes of approximately $80.5 million for 2006 and 2005. The interest expense associated with the timber securitization notes is offset by interest income earned on the timber notes receivable of approximately $82.5 million for both 2006 and 2005. The interest income on the timber notes receivable is included in interest income and is not netted against the related interest expense in our Consolidated Statements of Income (Loss).

Excluding the interest income earned on the timber notes receivable, interest income was $7.1 million and $15.0 million for the years ended December 30, 2006 and December 31, 2005, respectively. The additional interest income in 2005 included interest earned on the cash and short-term investments we held following the Sale. Approximately $800 million of the Sale proceeds were used to repurchase 23.5 million shares of our common stock during the second quarter of 2005.

Other income (expense), net was $39.3 million of income in 2006 compared to $1.7 million of expense in 2005. In 2006, we reduced the liability related to the Additional Consideration Agreement that was entered into in connection with the Sale. The reduction in the liability reflects the effect of changes in our expectations regarding paper prices over the remaining term of the agreement, and resulted in the recognition of $48.0 million of other non-operating income in 2006. See Note 14, Financial Instruments, Derivatives and Hedging Activities, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of the Form 10-K for additional information related to the Additional Consideration Agreement.

Our effective tax rate attributable to continuing operations for 2006 was 40.0%. In 2005, we reported $1.2 million of income tax expense on a pre-tax loss of $37.6 million. Income taxes for both periods were affected by the impact of state income taxes and non-deductible expenses and the mix of domestic and foreign sources of income. Income tax expense in 2005 was also impacted by an increase in the valuation allowance for certain state net operating losses.

As a result of the foregoing factors, we reported income from continuing operations of $99.1 million, or $1.29 per diluted share, for 2006, compared to a loss from continuing operations of $41.2 million, or $(0.58) per diluted share, for 2005. Including the loss from discontinued operations, the net income for 2006 was $91.7 million, or $1.19 diluted share compared with a net loss of $73.8 million, or $0.99 per diluted share in 2005. Excluding the effect of the Additional Consideration Agreement adjustment, the charges for store closures, contract segment reorganization and our headquarters consolidation, income from continuing operations was $159.2 million, or $2.10 per diluted share, for 2006. Excluding the charges for the write-down of impaired assets of certain retail stores, our legal settlement with the Department of Justice, severance and professional fees, international restructuring and our headquarters consolidation, we recognized income from continuing operations of $23.6 million, or $0.24 per diluted share, for 2005.

2005 Compared with 2004

In 2005, sales were $9,157.7 million, compared with $13,270.2 million in 2004. The sales decline in 2005 was primarily due to the sale of our Boise Building Solutions and Boise Paper Solutions segments that were included in 2004 but not in 2005. Substantially all of the assets of these segments, along with our timberland assets, were included in the Sale.

Gross profit margin improved 3.8% of sales to 24.0% of sales for 2005 compared to 20.2% of sales for the previous year. The year-over-year variance was largely attributable to the Sale. The Contract and Retail segments operate with higher gross margins than did the Boise Building Solutions and Boise Paper Solutions segments.

Operating and selling expenses increased by 4.1% of sales to 19.3% of sales in 2005 from 15.2% of sales for the same period a year earlier. The year-over-year variance was largely attributable to the Sale. The Contract and Retail segments operate with higher operating and selling expenses than the Boise Building Solutions and Boise Paper Solutions segments.

General and administrative expenses as a percent of sales increased to 4.0% in 2005 from 2.8% in 2004. General and administrative expenses in 2005 included $24.2 million of expenses for one-time severance payments and other expenses, primarily professional service fees, which are not expected to be ongoing. Excluding the severance and other expenses, general and administrative expenses were 3.6% of sales for 2005.

In 2005, we reported $54.0 million of expense in Other operating, net, including $25.0 million of expenses related to the relocation and consolidation of our corporate headquarters, $23.2 million of expenses for the write-down of impaired assets at underperforming retail stores and the restructuring of our Canadian operations and a $9.8 million charge related to a legal settlement with the Department of Justice. In 2004, we reported $370.6 million of income in Other operating, net, including a $280.6 million gain on the Sale, a $46.5 million pre-tax gain on the sale of Voyageur Panel, a $75.0 million pre-tax gain on the sale of timberlands, offset by approximately $18.9 million of costs related to the Sale, $8.9 million of integration and facility closure costs, and $7.1 million of costs related to the sale of our Yakima, Washington plywood and lumber facilities. Other operating, net includes dividends received on our investment in affiliates of Boise Cascade L.L.C. and equity in net income of affiliates which were $5.5 million in 2005 and $6.3 million in 2004 including equity in the earnings of Voyageur Panel. We sold our interest in Voyageur Panel in May 2004. (See Note 6, Other Operating, Net, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information related to the components of Other Operating, net.) An additional $180 million gain on the Sale was deferred as a result of our continuing involvement with Boise Cascade, L.L.C. We expect to recognize this gain as we reduce our investment in affiliates of Boise Cascade, L.L.C.

During 2005 and 2004, we incurred costs related to the early retirement of debt of approximately $14.4 million and $137.1 million, respectively.

Interest expense was $128.5 million and $151.9 million for the years ended December 31, 2005 and 2004, respectively. The decrease in interest expense was due to reduced debt levels in 2005, which were a result of debt repurchases and retirements funded with proceeds from the Sale. In 2005, interest expense included interest related to the timber securitization notes of approximately $80.5 million. The interest expense associated with the timber securitization notes is offset by interest income of approximately $82.5 million earned on the timber notes receivable. The interest income on the timber notes receivable is included in interest income and is not netted against the related interest expense in our Consolidated Statements of Income (Loss).

Excluding the interest income earned on the timber notes receivable, interest income was $15.0 million in 2005 compared with $14.1 million in 2004. The increase in interest income is due to the increase in cash and short-term investments following the Sale.

In 2005, we reported an income tax expense of $1.2 million on a pre-tax loss of $37.6 million. Our effective tax rate attributable to continuing operations for 2004 was 37.5%. The difference between the statutory and the effective tax rates was due to the sensitivity of the rates to changing income levels and the mix of domestic and foreign sources of income as well as the increase in the valuation allowance for certain state net operating losses and the non-deductible nature of certain severance costs and the legal settlement recorded during 2005.

As a result of the foregoing factors, we reported a loss from continuing operations of $41.2 million, or $0.58 per diluted share, for 2005, compared to income from continuing operations of $234.1 million, or $2.44 per diluted share, for 2004. Including the loss from discontinued operations, the net loss for 2005 was $73.8 million, or $0.99 per diluted share, compared with net income of $173.1 million, or $1.77 per diluted share in 2004. In 2005, net loss included a $28.2 million pre-tax charge for the write-down of impaired assets at our Elma, Washington manufacturing facility, which is accounted for as a discontinued operation. In 2004, net income included a $67.8 million pre-tax charge for the write-down of our Elma, Washington, manufacturing facility.

Excluding the charges for the write-down of impaired assets of certain retail stores, our legal settlement with the Department of Justice, severance and professional fees, international restructuring and our headquarters consolidation, we recognized income from continuing operations of $23.6 million, or $0.24 per diluted share, for 2005. Excluding the gain on the Sale, costs related to the early repayment of debt and the gains on the sales of our interest in Voyageur Panel and timberland property, income from continuing operations was $102.8 million, or $1.00 per diluted share, for 2004.

Segment Discussion

Effective with the first quarter of 2005, we began reporting our results using three reportable segments: OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other. The Boise Building Solutions and Boise Paper Solutions segments include the results of our sold paper, forest products and timberland assets prior to the Sale.

OfficeMax, Contract distributes a broad line of items for the office, including office supplies and paper, technology products and solutions and office furniture. OfficeMax, Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Hawaii, Australia and New Zealand, through office products stores.

OfficeMax, Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. Our retail segment has operations in the United States, Puerto Rico and the U.S. Virgin Islands. Our retail segment’s office supply stores feature OfficeMax ImPress, an in-store module devoted to print-for-pay and related services. Our retail segment also operates office products stores in Mexico through a 51%-owned joint venture.

Corporate and Other includes support staff services and the related assets and liabilities as well as certain other expenses not fully allocated to the segments.

Management evaluates the segments based on operating profit before interest expense, income taxes and minority interest, extraordinary items and cumulative effect of accounting changes. The income and expense related to certain assets and liabilities that are reported in the Corporate and Other segment have been allocated to the Contract and Retail segments. However, certain expenses that management considers unusual or non-recurring are not allocated to the Contract and Retail segments.

OfficeMax, Contract

($ in millions)

	2006	2005	2004
Sales	$4,714.5	$4,628.6	$4,370.8
Segment income	$197.7	$100.3	$107.0
Sales by Product Line
Office supplies and paper	$2,568.9	$2,598.1	$2,463.2
Technology products	1,551.9	1,469.2	1,404.6
Office furniture	593.7	561.3	503.0
Sales by Geography
United States	$3,559.8	$3,519.7	$3,382.9
International	1,154.7	1,108.9	987.9
Sales growth	2%	6%	17%
Same-location sales growth	2%	5%	8%
	(percentage of sales)
Gross profit margin	22.5%	21.9%	23.6%
Operating expenses, including allocated general and administrative expenses	18.3%	19.7%	21.2%
Operating profit margin	4.2%	2.2%	2.4%

2006 Compared With 2005

For 2006, Contract segment sales were $4,714.5 million, up 1.9% from $4,628.6 million in 2005. Year-over-year same-location sales increased 2%.

Contract segment gross profit margin increased 0.6% of sales to 22.5% of sales for 2006. The year-over-year increase resulted from a continued focus on the middle-market and other higher margin sales opportunities.

Operating expenses for the Contract segment were 18.3% of sales for 2006, down from 19.7% of sales for 2005. Fiscal year 2006 includes $10.3 million of costs related to the Contract segment reorganization. Fiscal year 2005 includes a $9.8 million pre-tax charge for a legal settlement with the Department of Justice and a $5.4 million pre-tax charge related to the restructuring of international operations. Excluding the impact of these charges, operating expenses were 18.2% and 19.4% of sales for 2006 and 2005, respectively. The year-over-year improvement in operating expenses as a percentage of sales is due to lower promotion and marketing costs as well as reduced payroll and integration expenses.

Contract segment income increased $97.4 million to $197.7 million for 2006, or 4.2% of sales, compared to $100.3 million, or 2.2% of sales, for 2005. Excluding the $10.3 million of costs related to the Contract segment reorganization, Contract segment income was $208.0 million, or 4.4% of sales, for 2006. Excluding the $9.8 million legal settlement with the Department of Justice and the $5.4 million of international restructuring charges, Contract segment income was $115.4 million, or 2.5% of sales, for 2005.

2005 Compared With 2004

In 2005, our Contract segment had sales of $4,628.6 million, up 6% from $4,370.8 million in 2004. Year-over-year same-location sales increased 5%.

Our Contract segment gross profit margin for 2005 was 21.9% of sales, a decrease of 1.7% of sales compared with 2004. The decrease in gross profit margin resulted from higher delivery costs and changes to product mix as our Contract segment sales shifted more towards technology and paper products which have lower gross margins than office supplies. The lower gross profit margin in our Contract segment also reflected a more competitive pricing environment for large U.S. contract customers and weaker gross profit margins in our international operations.

In 2005, operating expenses as a percentage of sales decreased 1.5% of sales to 19.7% of sales. Included in operating expenses for 2005 is the impact of a $9.8 million legal settlement with the Department of Justice and a $5.4 million charge related to the restructuring of international operations. Excluding the impact of these charges, operating expenses improved as a percentage of sales due to lower promotion and marketing costs, as well as reduced payroll and integration expenses due in part to the consolidation of our delivery center network. These savings were partially offset by our investment to expand our middle market sales force.

Contract segment operating income was $100.3 million, or 2.2% of sales, in 2005, down from $107.0 million, or 2.4% of sales, in 2004. Excluding the $9.8 million charge related to our settlement with the Department of Justice and the $5.4 million charge related to the restructuring of international operations, segment income increased $8.5 million from the prior year. The increase was attributable to higher sales, lower promotion and marketing costs, and reduced payroll and integration expenses, partially offset by weaker results in Canada, lower gross margins in the U.S. and the impact of our investment to expand our middle market sales force.

OfficeMax, Retail

($ in millions)

	2006	2005	2004
Sales	$4,251.2	$4,529.1	$4,481.3
Segment income	$86.3	$27.9	$22.7
Sales by Product Line
Office supplies and paper	$1,585.9	$1,639.6	$1,768.4
Technology products	2,210.8	2,363.5	2,308.0
Office furniture	454.5	526.0	404.9
Sales by Geography
United States(a)	$4,057.4	$4,358.9	$4,327.9
International	193.8	170.2	153.4
Sales growth (2004 is pro-forma)	(6.1)%	1.1%	(0.9)%
Same-location sales growth	0.1%	(1.0)%	1.3%
	(percentage of sales)
Gross profit margin	29.3%	26.2%	25.6%
Operating expenses, including allocated general and administrative expenses	27.3%	25.6%	25.1%
Operating profit margin	2.0%	0.6%	0.5%

(a)             Includes our operations in the United States, Puerto Rico and the U.S. Virgin Islands.

2006 Compared With 2005

Retail segment sales were $4,251.2 million for 2006 compared to $4,529.1 million for 2005. Retail segment sales were lower due to the impact of the 109 strategic store closings during the first quarter of 2006 and the 53rd week included in 2005 results. Retail segment same-location sales increased 0.1% year-over-year during 2006. During 2006, we opened 44 new retail stores in the U.S., ending the period with 859 retail stores in the U.S. Our majority owned joint-venture in Mexico opened 12 stores during 2006, ending the year with 55 stores.

Retail segment gross margin increased 3.1% of sales to 29.3% of sales for 2006, from 26.2% of sales for 2005. The gross margin improvement was primarily due to the segment’s improved promotional and advertising strategies and reduced inventory shrinkage and inventory clearance, year-over-year.

Retail segment operating expenses were 27.3% of sales for 2006 compared to 25.6% for 2005. During 2006, the Retail segment incurred pre-tax charges of $89.5 million related to the closure of 109 underperforming retail stores. In 2005, the Retail segment incurred asset impairment charges of $17.9 million primarily related to the store closures. Excluding the impact of these charges, Retail segment operating expenses were 25.2% of sales for both 2006 and 2005. Operating expenses for 2006 benefited from targeted cost reductions, including reduced store labor and marketing costs. These improvements were offset by an increase in allocated general and administrative expenses during 2006.

For 2006, the Retail segment reported operating income of $86.3 million, or 2.0% of sales, compared to operating income of $27.9 million, or 0.6% of sales, in 2005. Excluding the impact of the store closing related charges for both years, Retail segment operating income for 2006 was $175.8 million, or 4.1% of sales, compared to $45.8 million, or 1.0% of sales for 2005.

2005 Compared With 2004

In 2005, Retail segment sales were $4,529.1 million, up 1.1% from sales of $4,481.3 million for 2004. During 2005, Retail segment sales decreased 1.0% year-over-year on a same-location basis. Retail segment sales in 2005 benefited from a 53rd week, which increased sales by approximately $75 million. Excluding this impact, Retail segment sales decreased as a result of reduced promotional activity and advertising placements, primarily during the first half of 2005, a strategy used to reduce costs and shift marketing focus toward our small business customer, partially offset by an increase in the average dollar amount per customer transaction. During 2005, our Retail segment opened 33 stores in the U.S. and 6 stores in Mexico and closed 9 stores in the U.S.

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

Corporate and Other

Corporate and Other expenses were $118.1 million for 2006. We recorded expenses largely related to the headquarters consolidation in the Corporate and Other segment totaling $46.4 million during 2006. Corporate and Other expenses were $118.5 million for 2005. During 2005 we recorded $56.9 million of expenses in the Corporate and Other segment for headquarters consolidation, one-time severance payments and other expenses, primarily professional service fees, which are not expected to be ongoing. Excluding the expenses related to headquarters consolidation, one-time severance payments and other expenses, the year-over-year increase in our Corporate and Other expenses were primarily due to increased incentive compensation expense. In 2004, our Corporate and Other segment realized income of $184.3 million, which included a $280.6 million gain from the Sale and $15.9 million of costs for one-time benefits granted to employees. Excluding these items, Corporate and Other expenses were $80.4 million in 2004.

Boise Building Solutions

Operating Results

For the period from January 1 to October 28, 2004, sales and operating income for Boise Building Solutions was $3,257.7 million and $319.2 million, respectively. On October 29, 2004, we completed the Sale.

Boise Paper Solutions

Operating Results

For the period from January 1 to October 28, 2004, sales and operating income for Boise Paper Solutions was $1,670.4 million and $38.8 million, respectively. On October 29, 2004, we completed the Sale.

Sale of Paper, Forest Products and Timberland Assets

On October 29, 2004, we completed the sale of our paper, forest products and timberland assets to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC. The assets that we sold were included in our Boise Building Solutions and Boise Paper Solutions segments. The Sale completed the company’s transition, begun in the mid-1990s, from a predominantly manufacturing-based company to an independent office products distribution company. Some assets of the businesses we sold, such as the facility near Elma, Washington and Company-owned life insurance, were retained by OfficeMax, as were some liabilities including those associated with retiree pension and benefits, litigation and environmental remediation at selected sites and facilities previously closed.

In connection with the Sale, we recorded a $280.6 million gain in our Corporate and Other segment. On October 29, 2004, we invested $175 million in securities of affiliates of Boise Cascade, L.L.C. This investment represents continuing involvement as defined in Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, we do not show the historical results of the paper, forest products and timberland assets as discontinued operations. An additional $180 million of gain on the Sale was deferred as a result of our continuing involvement with Boise Cascade, L.L.C. We expect to recognize this gain as we reduce our investment in affiliates of Boise Cascade, L.L.C.

The consideration for the timberlands portion of the Sale included $1.6 billion of timber installment notes. We monetized the timber installment notes in December 2004 for proceeds of $1.5 billion. We realized net cash proceeds from the Sale of $3.3 billion in 2004 after allowing for the

$175 million reinvestment, transaction-related expenses and the monetization of the timber installment notes. See Note 12, Timber Notes Receivable, and Note 13, Debt, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information related to the timber notes.

Using a portion of the Sale proceeds, we reduced our debt by $1.8 billion during the fourth quarter of 2004, incurred and paid $137.1 million of costs related to the early retirement of debt, and made a $45.8 million contribution to the pension plans on behalf of active employees who became employees of Boise Cascade, L.L.C.

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

During 2005, the Company experienced unexpected difficulties in achieving anticipated levels of production at the facility. These issues delayed the process of identifying and qualifying a buyer for the business. While management made substantial progress in addressing the manufacturing issues that caused production to fall below plan, during the fourth quarter of 2005, we concluded that we would be unable to attract a buyer in the near term and elected to cease operations at the facility during the first quarter of 2006.

In accordance with SFAS No. 144, we recorded pre-tax charges of $67.8 million in the fourth quarter of 2004 and $28.2 million in the fourth quarter of 2005 to reduce the carrying value of the long-lived assets of the Elma, Washington facility to their estimated fair value. During the first quarter of 2006, we ceased operations at the facility and recorded pre-tax expenses of $18.0 million for contract termination and other closure costs. These charges and expenses were reflected within discontinued operations in the Consolidated Statements of Income (Loss).

See Note 3, Discontinued Operations, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information related to the discontinued operation.

Integration Activities and Facility Closures

Increased scale as a result of the OfficeMax, Inc. acquisition has allowed management to evaluate the Company’s combined office products business and to identify opportunities for consolidating operations. Costs associated with the planned closure and consolidation of acquired OfficeMax, Inc. facilities were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” and recognized as liabilities in connection with the acquisition and charged to goodwill.

Prior to its acquisition by Boise Cascade Corporation, OfficeMax, Inc. had identified and closed underperforming facilities. As part of our purchase price allocation, we recorded $58.7 million of reserves for the estimated fair value of future liabilities associated with these closures. These reserves related primarily to future lease termination costs, net of estimated sublease income. Most of the expenditures for these facilities will be made over the remaining lives of the operating leases. In addition to these store closures, at December 31, 2003, we identified and closed 45 OfficeMax, Retail facilities that were no longer strategically and economically viable and recorded a $69.4 million liability in the Consolidated Balance Sheet. During 2004, we identified and closed an additional 11 stores. These charges were accounted for as exit activities in connection with the acquisition and were not recorded as a charge to income.

Since the OfficeMax, Inc. acquisition, we have closed 18 of our U.S. distribution centers and 2 customer service centers. In connection with these closures we recorded a charge to income in our Consolidated Statement of Income (Loss) of $29.7 million during 2004.

In September 2005, the board of directors approved a plan to relocate and consolidate our retail headquarters in Shaker Heights, Ohio and existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois. We began the consolidation and relocation process in the latter half of 2005. As of December 30, 2006, we have expensed approximately $70.9 million of costs related to the headquarters consolidation in our Corporate and Other segment, including $45.9 million recognized during 2006 and $25.0 million recognized during the second half of 2005. The consolidation and relocation process was completed during the second half of 2006 and we do not expect to incur any additional charges.

Also in 2005, we recorded charges to income of $23.2 million for the write-down of impaired assets related to underperforming retail stores and the restructuring of our Canadian operations.

During 2006, we announced the reorganization of our Contract segment and recorded a pre-tax charge of $7.3 million for employee severance related to the reorganization. The Contract segment also recorded an additional $3.0 million of costs during 2006, primarily related to a facility closure and employee severance.

During 2006, we closed 109 underperforming, domestic retail stores and recorded a pre-tax charge of $89.5 million, comprised of $11.3 million for employee severance, asset write-off and impairment and other closure costs and $78.2 million of estimated future lease obligations.

The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically viable. The Company records a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred, which is either the date the lease termination is communicated to the lessor or the location’s cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves on the Consolidated Balance Sheets and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the payments. Integration and facility closure reserve account activity during 2006, 2005 and 2004, including activity related to the reorganization of our Contract segment, retail store closures and headquarters consolidation, was as follows:

	Lease\ Contract Terminations	Severance\ Retention	Asset Write-off & Impairment	Other	Total
	(thousands)
Balance at December 31, 2003	$126,922	$3,094	$—	$412	$130,428
Charges to income	1,043	7,539	1,582	19,581	29,745
Change in goodwill	11,245	4,653	—	—	15,898
Changes to estimated costs included in income	—	(1,228)	—	—	(1,228)
Cash payments	(26,503)	(7,416)	—	(19,584)	(53,503)
Non-cash charges	—	—	(1,582)	—	(1,582)
Accretion	3,683	—	—	—	3,683
Balance at December 31, 2004	$116,390	$6,642	$—	$409	$123,441
Charges to income	547	21,214	23,062	3,565	48,388
Change in goodwill	—	—	—	—	—
Changes to estimated costs included in income	—	—	—	—	—
Cash payments	(28,872)	(6,354)	—	(3,235)	(38,461)
Non-cash charges	—	—	(23,062)	—	(23,062)
Accretion	3,390	—	—	—	3,390
Balance at December 31, 2005	$91,455	$21,502	$—	$739	$113,696
Charges to income	89,934	19,407	9,543	27,332	146,216
Change in goodwill	(11,000)	—	—	—	(11,000)
Changes to estimated costs included in income	—	(1,080)	—	—	(1,080)
Cash payments	(68,596)	(28,991)	—	(18,951)	(116,538)
Non-cash charges	—	—	(9,543)	(5,978)	(15,521)
Accretion	6,031	—	—	—	6,031
Balance at December 30, 2006	$107,824	$10,838	$—	$3,142	$121,804

At December 30, 2006, approximately $44.7 million of the integration and facility closure reserve liability was included in accrued liabilities, other, and $77.1 million was included in other long-term liabilities. At December 30, 2006, the integration activities and facility closures reserve included approximately $108 million for estimated future lease obligations, which represents the estimated fair value of the lease obligations and is net of anticipated sublease income of approximately $109 million.

Liquidity and Capital Resources

As of December 30, 2006, we had $282.1 million of cash and cash equivalents and $409.9 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes. We also had $22.3 million of restricted investments on deposit which are pledged to secure a portion of the outstanding debt. During 2006, we reduced our net debt (total debt excluding the timber securitization notes less cash and restricted investments) by approximately $295 million. Since the end of 2003, we have paid down approximately $1.9 billion of debt, primarily with proceeds from the sale of the paper, forest products and timberland assets, and expensed $151.5 million of costs related to the early retirement of debt. During 2004, we announced plans to return between $800 million and $1 billion of the Sale proceeds to shareholders via common or preferred stock buybacks, cash dividends or a combination of these alternatives. As part of this commitment to return cash to equity-holders, we redeemed $110 million of our Series D preferred stock on November 1, 2004. Additionally, during the second quarter of 2005, we repurchased 23.5 million shares of our common stock and the associated common stock purchase rights through a modified Dutch auction tender offer at a purchase price of $775.5 million, or $33.00 per share, plus transaction costs.

Our ratio of current assets to current liabilities was 1.37:1 at December 30, 2006, compared with 1.22:1 at December 31, 2005. The increase in our ratio of current assets to current liabilities at December 30, 2006 resulted primarily from the increase in cash and cash equivalents in 2006. During 2006, we generated cash flow from operations of $375.7 million, which more than offset cash used for capital expenditures. In addition, we received proceeds from stock option exercises of approximately $130 million during 2006.

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

Operating Activities

Our operating activities generated $375.7 million of cash in 2006 and used $57.7 million of cash in 2005 and $451.1 million of cash in 2004. In 2006, items included in net income provided $270.1 million of cash, and favorable changes in working capital items provided $105.6 million. Cash provided from working capital changes includes the effects of reduced accounts receivable and improved accounts payable-to-inventory leverage. In 2005, items included in net income (loss) provided $170.1 million of cash, and unfavorable changes in working capital items used $227.8 million. Included in net working capital changes during 2005 were net income tax payments of $134.1 million primarily related to gains recognized in 2004. Other working capital changes in 2005 included a reduction in accounts payable and accrued liabilities partially offset by improved accounts receivable and inventory levels. In 2004, items included in net income provided $280.9 million of cash and unfavorable changes in working capital items used $732.0 million of cash from operations.

We have sold fractional ownership interests in a defined pool of trade accounts receivable. At December 30, 2006, December 31, 2005 and December 31, 2004, $180.0 million, $163.0 million and $120.0 million, respectively, of sold accounts receivable were excluded from Receivables in our Consolidated Balance Sheet. Cash flow from operations in 2006 and 2005 benefited from increases in the amount of receivables sold under this program by $17.0 million and $43.0 million, respectively. During the third quarter of 2004, in anticipation of the Sale, we stopped selling the receivables related to the Boise Building Solutions and Boise Paper Solutions segments, reducing the receivables sold as a part of this program by $130.0 million at the end of 2004. The decrease in sold accounts receivable of $130.0 million used cash from operations in 2004.

Through October 28, 2004, some of our employees were covered by noncontributory defined benefit pension plans. Effective July 31, 2004, we established separate mirror plans for active employees in the paper and forest products businesses, and transferred the associated assets and obligations to the new plans. Effective October 29, 2004, under the terms of the Asset Purchase Agreement with affiliates of Boise Cascade, L.L.C., we transferred sponsorship of the plans covering active employees of the paper and forest products businesses to Boise Cascade, L.L.C. As a result, only those terminated, vested employees and retirees whose employment with us ended on or before July 31, 2004, and some active OfficeMax, Contract employees were covered under the plans sponsored by us. Pension expense was $13.7 million and $21.7 million in 2006 and 2005, respectively. Pension expense for the year ended December 31, 2004, was $169.7 million, including $94.9 million of curtailment expense related to the Sale. These are non-cash charges in our consolidated financial statements. In 2006 and 2005, we made contributions to our pension plans totaling $9.6 million and $2.8 million, respectively. In 2004, we made cash contributions to our pension plans totaling $279.8 million. The Asset Purchase Agreement with affiliates of Boise Cascade, L.L.C., required us to fully fund the plans covering active employees of the paper and forest products businesses on an accumulated-benefit-obligation basis using a 6.25% liability discount rate. Since our active employees who are covered by the retained plans, as well as all of the inactive participants, are no longer accruing additional benefits, we expect our future contributions to these plans to be greatly reduced. The minimum required contribution in 2007 is approximately $11 million. However, we may elect to make additional voluntary contributions. See “Critical Accounting Estimates” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

Investment Activities

Our cash investing activities used cash of $163.9 million in 2006 and $97.3 million in 2005 and provided $1.6 billion of cash in 2004. Cash from investing activities in 2004 was primarily due to the Sale.

Our principal investing activities are related to capital expenditures and acquisitions. Investing activities during 2006 included capital expenditures of $176.3 million. Our capital spending in 2006 primarily related to leasehold improvements, new stores, quality and efficiency projects, replacement projects and integration projects, including our previously announced infrastructure improvement initiatives in supply chain and information systems. Details of 2006 capital investment by segment are included in the table below:

	2006 Capital Investment by Segment
	Acquisitions	Property and Equipment	Total
	(millions)
OfficeMax, Contract	$1.5	$81.2	$82.7
OfficeMax, Retail	—	93.6	93.6
	1.5	174.8	176.3
Corporate and Other	—	—	—
	$1.5	$174.8	$176.3

Investment activities during 2005 included $152.5 million of expenditures for property and equipment and $34.8 million for the acquisitions of businesses by our Contract segment. These expenditures were partially offset by $93.3 million of proceeds from the sale of restricted investments.

In 2004, cash investing activities included cash expenditures of $298.2 million for property and equipment and timber and timberlands, and $175 million for our investment in the securities of affiliates of Boise Cascade, L.L.C. These expenditures were offset by $2,038.7 million of proceeds from the Sale and $186.9 million of proceeds from the sale of timberlands in Louisiana, the sale of our Yakima, Washington, plywood and lumber facilities and the sale of our Barwick, Ontario, Canada, OSB joint venture.

We expect our capital investments in 2007 to total between $180 million and $200 million, excluding acquisitions. Our capital spending in 2007 will be for leasehold improvements, new stores, quality and efficiency projects, replacement projects and integration projects.

Financing Activities

Our financing activities used cash of $1.9 million in 2006, $1,015.3 million in 2005 and $76.3 million in 2004. Common and preferred dividend payments totaled $47.6 million in 2006, $54.2 million in 2005, and $64.1 million in 2004. In all three years, our quarterly cash dividend was 15 cents per common share. During 2006, we received $130.0 million in cash proceeds from stock option exercises and used $84.3 million to reduce debt. In 2005, we used $780.4 million of cash for the repurchase of 23.5 million shares of our common stock and used $198.7 million of cash to reduce short-term borrowings and long-term debt. During 2004, we repaid $1.6 billion of our debt, primarily with the proceeds of the Sale, which included $1.47 billion in cash received in connection with the securitization of the timber notes, and we redeemed $110 million of our Series D preferred stock and paid related accrued dividends of $3 million. In addition, in 2004, we settled the purchase contracts related to our adjustable conversion-rate equity units and received $172.5 million in cash proceeds. Our debt-to-equity ratio, excluding the securitized timber notes, was .21:1 and .28:1 at December 30, 2006 and December 31, 2005, respectively.

Financing Arrangements

We lease our store space and certain other property and equipment under operating leases. These operating leases are not included in debt; however, they represent a significant commitment. Obligations under operating leases are shown in the “Contractual Obligations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On September 23, 2005, Standard & Poor’s Rating Services downgraded our corporate credit rating to B+. The downgrade increased the reporting requirements under our receivable sale agreement and increased the annual cost of that facility by less than $1 million.

Our debt structure consists of credit agreements, note agreements, and other borrowings as described below. For more information, see “Contractual Obligations” and “Disclosures of Financial Market Risks” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Credit Agreements

On June 24, 2005, we entered into a loan and security agreement for a new revolving credit facility. The revolving credit facility permits us to borrow up to the maximum aggregate borrowing amount, which is equal to the lesser of (i) a percentage of the value of certain eligible inventory less certain reserves or (ii) $500 million. In the second quarter of 2006, we amended the revolving credit facility to provide greater access to the borrowing base availability under the facility. There were no borrowings outstanding under the revolving credit agreement as of December 30, 2006. There were $18.7 million in borrowings outstanding under the revolving credit facility as of December 31, 2005. The maximum amount outstanding under the revolving credit facility was $122.0 million and

$101.0 million during 2006 and 2005, respectively. The average amount outstanding under the revolving credit facility was $20.6 million during 2006 and $30.3 million during 2005. Letters of credit, which may be issued under the revolver up to a maximum of $100 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolver totaled $75.5 million as of December 30, 2006. As of December 30, 2006, the maximum aggregate amount available under the revolver was $500.0 million and $424.5 million was available for borrowing.

Borrowings under the revolver bear interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolver depending on the level of average excess availability. For borrowings outstanding under the revolver during 2006 and 2005, the weighted average interest rate was equal to 6.9% and 6.6%, respectively. Fees on letters of credit issued under the revolver were charged at a weighted average rate of 1.125%. We are also charged an unused line fee of 0.25% on the amount by which the maximum available credit of $500 million exceeds the average daily outstanding borrowings and letters of credit.

Borrowings under the revolver are secured by a lien on substantially all inventory and related proceeds. The revolving loan and security agreement contains customary conditions to borrowing including a monthly calculation of excess borrowing availability and reporting compliance. Covenants in the revolver agreement restrict the amount of letters of credit that may be issued, dividend distributions and other uses of cash if excess availability is less than $75 million. At December 30, 2006, the Company was in compliance with all covenants under the revolver agreement and excess availability was in excess of $75 million. The revolver expires on June 24, 2010.

Timber Notes

In October 2004, we sold our timberlands as part of the Sale and received credit-enhanced timber installment notes receivable in the amount of $1,635 million. In December 2004, we completed a securitization transaction in which our interests in the timber installment notes receivable and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries that were designated to be qualifying special purpose entities (the “OMXQ’s”). The OMXQ’s pledged the timber installment notes receivable and related guarantees and issued securitization notes in the amount of $1,470 million. Recourse on the securitization notes is limited to the pledged timber installment notes receivable. The securitization notes are 15-year non-amortizing, and were issued in two equal $735 million tranches paying interest of 5.42% and 5.54%, respectively.

As a result of these transactions, we received $1,470 million in cash from the OMXQ’s, and over 15 years will earn approximately $82.5 million per year in interest income on the timber installment notes receivable and incur annual interest expense of approximately $80.5 million on the securitization notes. The pledged timber installment notes receivable and nonrecourse securitization notes will mature in 2020 and 2019, respectively. The securitization notes have an initial term that is approximately three months shorter than the installment notes. The Company expects to refinance its ownership of the installment notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the securitization notes to the maturity of the installment notes.

The original entities issuing the credit enhanced timber installment notes are variable-interest entities (the “VIE’s”) under Financial Accounting Standards Board (FASB) Interpretation 46R, “Consolidation of Variable Interest Entities”. The OMXQ’s are considered to be the primary beneficiary, and therefore, the VIE’s are required to be consolidated with the OMXQ’s, which are also the issuers of the securitization notes. As a result, the accounts of the OMXQ’s have been consolidated into those of their ultimate parent, OfficeMax. The effect of our consolidation of the OMXQ’s is that the securitization transaction is treated as a financing, and both the timber notes receivable and the securitization notes payable are reflected in the Consolidated Balance Sheets.

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

In December 2004, both Moody’s Investors Service, Inc. and Standard & Poor’s Rating Services upgraded the credit rating on our 7.00% senior notes to investment grade. The upgrades were the result of actions we took to collateralize the notes by granting the note holders a security interest in $113 million in principal amount of General Electric Capital and Bank of America Corp. notes maturing in 2008 (the “pledged instruments”). These pledged instruments are reflected as restricted investments in the Consolidated Balance Sheets. As a result of these ratings upgrades, the original 7.00% senior note covenants have been replaced with the covenants found in the Company’s other public debt. During the first quarter of 2005, we purchased and cancelled $87.3 million of the 7.00% senior notes. As a result, $92.8 million of the pledged instruments were released from the security interest granted to the 7.00% senior note holders, and were sold during the second quarter of 2005. The remaining pledged instruments continue to be subject to the security interest, and are reflected as restricted investments in the Consolidated Balance Sheets.

Other

We had leased certain equipment at our integrated wood-polymer building materials facility near Elma, Washington under a capital lease. The lease agreement had a base term of seven years and an interest rate of 4.67%. During the first quarter of 2006, we paid $29.1 million to terminate the lease agreement. At December 31, 2005, the capital lease obligation was included in the current portion of long-term debt in the Consolidated Balance Sheets.

Cash Paid for Interest

Cash payments for interest, net of interest capitalized, were $124.1 million in 2006, $122.6 million in 2005 and $167.7 million in 2004. The decline in payments made in 2005 relative to 2004 was due to the repayment of outstanding debt in the fourth quarter of 2004 using a portion of the proceeds from the Sale.

Contractual Obligations

In the table below, we set forth our contractual obligations as of December 30, 2006. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
	2007	2008-2009	2010-2011	Thereafter	Total
	(millions)
Debt(a)(c)	$25.6	$86.0	$16.3	$282.7	$410.6
Timber notes securitized	—	—	—	1,470.0	1,470.0
Operating leases(b)(e)	341.7	589.9	461.6	636.3	2,029.5
Purchase obligations	37.3	35.9	1.5	0.8	75.5
Other long-term liabilities(d)	—	—	—	—	—
	$404.6	$711.8	$479.4	$2,389.8	$3,985.6

(a)             Included in debt are amounts owed on our note agreements, revenue bonds and credit agreements. These borrowings are further described in Note 13, Debt, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K. The table assumes our debt is held to maturity.

(b)            We enter into operating leases in the normal course of business. We lease our retail store space as well as certain other property and equipment under operating leases. Some of our retail store leases require percentage rentals on sales above specified minimums and contain escalation clauses. These minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 8, Leases, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

(c)             The current portion of these liabilities is also included.

(d)            Our Consolidated Balance Sheet as of December 30, 2006 includes $287.1 million of liabilities associated with our retirement and benefit plans and $311.8 million of other long-term liabilities. These amounts have been excluded from the above table as the timing and/or the amount of any cash payment is uncertain.

(e)             Lease obligations for closed facilities are included in operating leases and a liability equal to the fair value of these obligations is included in the Company’s Consolidated Balance Sheets. For more information, see Note 4, Integration Activities and Facility Closures, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements & Supplementary Data” in this Form 10-K.

In accordance with an amended and restated joint-venture agreement, the minority owner of our subsidiary in Mexico, OfficeMax de Mexico, can elect to put its remaining 49% interest in the subsidiary to OfficeMax if earnings targets are achieved. At December 30, 2006, OfficeMax de Mexico had met these earnings targets, which are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to put its ownership interest, the purchase price would be equal to fair value, calculated based on both the subsidiary’s earnings for the last four quarters before interest, taxes and depreciation and amortization, and the current market multiples of similar companies. The fair value purchase price is currently estimated at $65 to $70 million. This contingent obligation is not included in the table above.

In addition to the contractual obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These contracts, however, are either not enforceable or legally binding or are subject to change based on our business decisions.

Off-Balance-Sheet Activities and Guarantees

On June 19, 2006, we entered into a Fourth Amended and Restated Receivables Sale Agreement with a group of lenders, which replaced the Third Amended and Restated Receivables Sale Agreement that expired on that day. The agreement allows us to sell, on a revolving basis, an undivided interest in a defined pool of receivables while retaining a subordinated interest in a portion of the receivables. The receivables are sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. The Company continues servicing the sold receivables and charges the third party conduits a monthly servicing fee at market rates. The program qualifies for sale treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The amount of available proceeds under the program is limited to $200 million, and is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the transferred receivables. At December 30, 2006 and December 31, 2005, $180.0 million and $163.0 million, respectively, of sold accounts receivable were excluded from receivables in the accompanying Consolidated Balance Sheets. The Company’s subordinated retained interest in the transferred receivables was $111.2 million and $73.3 million at December 30, 2006 and December 31, 2005, respectively, and is included in receivables, net in the Consolidated Balance Sheets. The receivables sale agreement will expire on June 18, 2007. When the current program expires, none of the parties are obligated to renew the arrangement. Our experience over the last five years, however, has been that the parties do renew the arrangement with minimal alterations. If the program were not renewed, we would seek replacement funding from alternative funding sources. Use of those sources, however, might result in an increase in our interest expense and an increase in both liabilities and assets on our Consolidated Balance Sheet.

Guarantees

Note 18, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees and the maximum potential undiscounted amounts of future payments we could be required to make.

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

Disclosures of Financial Market Risks

Our debt is predominantly fixed-rate. At December 30, 2006, the estimated current market value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $28 million less than the amount of debt reported in the Consolidated Balance Sheet. The estimated fair values of our other financial instruments, including cash and cash equivalents, receivables and short-term borrowings are the same as their carrying values. In the opinion of management, we do not have any significant concentration of credit risks. Concentration of credit risks with respect to trade receivables is limited due to the wide variety of vendors, customers and channels to and through which our products are sourced and sold, as well as their dispersion across many geographic areas.

Changes in interest and currency rates expose us to financial market risk. In the past we have used derivative financial instruments, such as interest rate swaps, rate hedge agreements, forward purchase contracts and forward exchange contracts, to hedge underlying debt obligations or anticipated transactions. We do not use them for trading purposes.

At December 30, 2006, we were not a party to any significant derivative financial instruments.

Additional Consideration Agreement

Pursuant to an Additional Consideration Agreement between OfficeMax and Boise Cascade, L.L.C., we may be required to make substantial cash payments to, or receive substantial cash payments from, Boise Cascade, L.L.C. Under the Additional Consideration Agreement, the Sale proceeds may be adjusted upward or downward based on paper prices during the six years following the Sale, subject to annual and aggregate caps. Specifically, we have agreed to pay Boise Cascade, L.L.C. $710,000 for each dollar by which the average market price per ton of a specified benchmark grade of cut-size office paper during any 12-month period ending on September 30 is less than $800. Boise Cascade, L.L.C. has agreed to pay us $710,000 for each dollar by which the average market price per ton exceeds $920. Under the terms of the agreement, neither party will be obligated to make a payment in excess of $45 million in any one year. Payments by either party are also subject to an aggregate cap of $125 million that declines to $115 million in the fifth year and $105 million in the sixth year.

In connection with recording the Sale in 2004, we calculated our projected future obligation under the Additional Consideration Agreement and accrued $42 million in Other Long-term Liabilities on our Consolidated Balance Sheet. We calculated the $42 million based on published industry paper price projections. During 2006 and 2005, we recognized accretion expense on the discounted accrual totaling approximately $6 million in our Consolidated Statements of Income (Loss). Due to recent increases in actual and projected paper prices, the change in fair value of this obligation resulted in income of $48.0 million in our Consolidated Statement of Income (Loss) in 2006. As a result, at December 30, 2006, the net amount recognized in our Consolidated Balance Sheet related to the Additional Consideration Agreement (either receivable or payable) was zero. We record changes in the fair value of the Additional Consideration Agreement in our net income (loss) in the period they occur; however, any potential payments from Boise Cascade, L.L.C. to us are not recorded in net income (loss) until all contingencies have been satisfied, which is generally at the end of a 12-month measurement period ending on September 30. As of December 31, 2006, the average market price per ton of the benchmark grade used to calculate payments due under the Additional Consideration Agreement was $943. This average is the average for the first three months of the 12-month measurement period ending on September 30, 2007. Market prices for paper are volatile and subject to significant fluctuations. Accordingly, the average market price per ton for the 12-month period ending on September 30, 2007 may be significantly different than the average as of December 31, 2006.

The table below provides information about our financial instruments outstanding at December 30, 2006 that are sensitive to changes in interest rates or paper prices. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future rates. Estimated future cash payments under the terms of the Additional Consideration Agreement, included in the table below, are based on expected payments using published industry paper price projections. Other instruments subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

Financial Instruments

							Year Ended
							2006		2005
	2007	2008	2009	2010	2011	There- after	Total	Fair Value	Total	Fair Value
Debt

Short-term borrowings	$—	$—	$—	$—	$—	$—	$—	$—	$18.7	$18.7
Average interest rates	—%	—%	—%	—%	—%	—%	—%	—%	6.6%	—%
Long-term debt
Fixed-rate debt payments	$25.6	$35.1	$50.9	$15.8	$0.5	$282.7	$410.6	$412.0	$476.6	$471.3
Average interest rates	7.8%	7.5%	8.9%	5.6%	5.8%	6.1%	7.0%	—%	6.9%	—%
Timber notes securitized	$—	$—	$—	$—		$1,470.0	$1,470.0	$1,440.7	$1,470.0	$1,440.7
Average interest rates	—	—	—	—		5.5%	5.5%	—%	5.5%	—%
Additional Consideration Agreement	$—	$—	$—	$—		$—	$—	$—	$54.7	$44.9

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

Environmental liabilities that relate to the operation of the paper and forest products assets prior to the closing of the Sale continue to be our liabilities. We have been notified that we are a “potentially responsible party” under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws, or have received a claim from a private party, with respect to 12 active sites where hazardous substances or other contaminants are or may be located. All 12 active sites relate to operations either no longer owned by the Company or unrelated to its ongoing operations. In most cases, we are one of many potentially responsible parties, and our alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, we have established appropriate reserves. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position or results of operations.

Critical Accounting Estimates

The Securities and Exchange Commission defines critical accounting estimates as those that are most important to the portrayal of our financial condition and results. These estimates require management’s most difficult, subjective or complex judgments, often as a result of the need to estimate matters that are inherently uncertain. We reviewed the development, selection and disclosure of the following critical accounting estimates with the Audit Committee of our board of directors. The accounting estimates that we currently consider critical are as follows:

Vendor Rebates and Allowances

We participate in various cooperative advertising and other marketing programs with our vendors. We also participate in volume purchase rebate programs, some of which provide for tiered rebates based on defined levels of purchase volume. These arrangements enable us to receive reimbursement for costs incurred to promote the sale of vendor products, or to earn rebates that reduce the cost of merchandise purchased. Vendor rebates and allowances are accrued as earned. Rebates and allowances received as a result of attaining defined purchase levels are accrued over the incentive period based on the terms of the vendor arrangement and estimates of qualifying purchases during the rebate program period. These estimates are reviewed on a quarterly basis and adjusted for changes in anticipated product sales and expected purchase levels. Volume-based rebates and allowances earned are initially recorded as a reduction in the cost of merchandise inventories and are included in operations (as a reduction of cost of goods sold) in the period the related product is sold. Amounts received under other promotional programs are generally event-based and are recognized at the time of the event as a reduction of cost of goods sold or inventory, as appropriate, based on the nature of the promotion and the terms of the vendor agreement. Advertising and other allowances that represent reimbursements of specific, incremental and identifiable costs incurred to promote vendors’ products are recorded as a reduction of operating and selling expenses in the period the expense is incurred. Amounts owed to us under these arrangements are subject to credit risk. In addition, the terms of the contracts covering these programs can be complex and subject to interpretation, which can potentially result in disputes. We provide an allowance for uncollectible accounts and to cover disputes in the event that our interpretation of the contract terms differ from our vendors’ and our vendors seek to recover some of the consideration from us. These allowances are based on the current financial condition of our vendors, specific information regarding disputes and historical experience. If we used different assumptions to estimate the amount of vendor receivables that will not be collected due to either credit default or a dispute regarding the amounts owed, our calculated allowance would be different and the difference could be material. In addition, if actual losses are different than those estimated, adjustments to the recorded allowance may be required.

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

Throughout the year, we perform physical inventory counts at all of our locations. For periods subsequent to each retail location’s last physical inventory count, an allowance for estimated shrinkage is provided based on historical shrink results and current business trends. If actual losses as a result of inventory shrinkage are different than management’s estimates, adjustments to the allowance for inventory shrinkage may be required.

Pensions

Through October 28, 2004, some of our employees were covered by noncontributory defined benefit pension plans. Effective July 31, 2004, we established separate mirror plans for active associates in the paper and forest products businesses, and transferred the associated assets and obligations to the new plans. Effective October 29, 2004, under the terms of the Asset Purchase Agreement with affiliates of Boise Cascade, L.L.C., we transferred sponsorship of the plans covering active employees of the paper and forest products businesses to Boise Cascade, L.L.C., and only those terminated vested employees and retirees whose employment with us ended on or before July 31, 2004, and some active OfficeMax, Contract employees were covered under the plans remaining with us. OfficeMax, Retail employees, among others, never participated in the pension plans. The salaried pension plan was closed to new entrants on November 1, 2003, and on December 31, 2003, the benefits of OfficeMax, Contract participants were frozen with one additional year of service provided to active OfficeMax, Contract employees on January 1, 2004, at a reduced 1% crediting rate. As a result of the closure, freeze and spin-off, our annual pension expense and contributions to the plans going forward will be less than the amounts included in prior periods.

We account for pension expense in accordance with SFAS No. 87, “Employer’s Accounting for Pensions.” This statement requires us to calculate our pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term asset return assumption. We base our discount rate assumption on the rates of return on high-quality bonds currently available and expected to be available during the period to maturity of the pension benefits. We base our long-term asset return assumption on the average rate of earnings expected on invested funds. We believe that the accounting estimate related to pensions is a critical accounting estimate because it is highly susceptible to change from period to period, based on the performance of plan assets, actuarial valuations and changes in interest rates, and the effect on our financial position and results of operations could be material.

For 2007, our discount rate assumption used in the measurement of our net periodic benefit cost was 5.8%, and our expected return on plan assets was 8.0%. Using these assumptions, our 2007 pension expense will be approximately $10.0 million. If we were to decrease our estimated discount rate assumption used in the measurement of our net periodic benefit cost to 5.55% and our expected return on plan assets to 7.75%, our 2007 pension expense would be approximately $14.6 million. If we were to increase our discount rate assumption used in the measurement of our net periodic benefit cost to 6.05% and our expected return on plan assets to 8.25%, our 2007 pension expense would be approximately $5.4 million.

The Company adopted SFAS No. 158, “Employer’s Accounting for Defined Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” effective December 30, 2006. This statement requires the recognition of the funded status of a defined benefit plan in the statement of financial position, and that changes in the funded status be recognized through other comprehensive income (OCI), net of tax, in the year in which the changes occur. Actuarially-determined liabilities related to pension and postretirement benefits are also recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, future compensation costs, healthcare cost trends, benefit payment patterns and other factors. At December 30, 2006, the funded status of our defined benefit pension and other postretirement benefit plans was a liability of $230.1 million. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported.

Facility Closure Reserves

The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically viable. A liability for the cost associated with such a closure is recorded at its fair value in the period in which it is incurred. These costs are included in facility closure reserves in our Consolidated Balance Sheets and include provisions for the present value of future lease obligations, less estimated sublease income. At

December 30, 2006, the facility closure reserve included approximately $108 million of estimated future lease obligations, which is net of anticipated sublease income of approximately $109 million. For each closed location, we estimate future sublease income based on current real estate trends by market and location-specific factors, including the age and quality of the location, as well as our historical experience with similar locations. If we had used different assumptions to estimate future sublease income our reserves would be different and the difference could be material. In addition, if actual sublease income is different than our estimates, adjustments to the recorded reserves may be required.

Additional Consideration Agreement

The Additional Consideration Agreement between OfficeMax and Boise Cascade, L.L.C. was entered into in connection with the Sale. Under the Additional Consideration Agreement, we may be required to make substantial cash payments to, or receive substantial cash payments from, Boise Cascade, L.L.C. depending on average annual paper prices during the six years following the Sale, subject to annual and aggregate caps. Specifically, we have agreed to pay Boise Cascade, L.L.C. $710,000 for each dollar by which the average market price per ton of a specified benchmark grade of cut-size office paper during any 12-month period ending on September 30 is less than $800. Boise Cascade, L.L.C. has agreed to pay us $710,000 for each dollar by which the average market price per ton exceeds $920. Under the terms of the agreement, neither party will be obligated to make a payment in excess of $45 million in any one year. Payments by either party are also subject to an aggregate cap of $125 million that declines to $115 million in the fifth year and $105 million in the sixth year. We calculate the fair value of the obligation based on published industry paper price projections. We record changes in the fair value of the Additional Consideration Agreement in our net income (loss) in the period they occur; however, any potential payments from Boise Cascade, L.L.C. to us are not recorded in net income (loss) until all contingencies have been satisfied, which is generally at the end of a 12-month measurement period ending on September 30. At December 30, 2006, the net amount recognized in our Consolidated Balance Sheets related to the Additional Consideration Agreement (either receivable or payable) was zero. The net amount recognized at December 30, 2006, is based on current published industry paper price projections. If actual future paper prices are different than those projections adjustments to the amount recognized may be required and those adjustments may be material.

Environmental Remediation

We are subject to a variety of environmental laws and regulations. We account for environmental remediation liabilities in accordance with the Statement of Position (SOP) 96-1, “Environmental Remediation Liabilities.” We record liabilities on an undiscounted basis when assessments and/or remedial efforts are probable and the cost can be reasonably estimated. We estimate our environmental liabilities based on various assumptions and judgments, as we cannot predict with certainty the total response and remedial costs, our share of total costs, the extent to which contributions will be available from other parties or the amount of time necessary to complete any remediation. In making these judgments and assumptions, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the number of uncertainties and variables associated with these assumptions and judgments and the effects of changes in governmental regulation and environmental technologies, the precision of the resulting estimates of the related liabilities is subject to uncertainty. We regularly monitor our estimated exposure to our environmental liabilities. As additional information becomes known, our estimates may change.

Environmental liabilities that relate to the operation of the paper and forest products assets prior to the closing of the Sale continue to be liabilities of OfficeMax, in addition to the liabilities related to the 12 active sites referenced in Note 19, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Goodwill Impairment

SFAS No. 142, “Goodwill and Other Intangible Assets,” requires us to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. In assessing impairment, the statement requires us to make estimates of the fair values of our reporting units. If we determine the fair values are less than the carrying amount of goodwill recorded on our Consolidated Balance Sheets, we must recognize an impairment in our financial statements. At December 30, 2006, we had $1.2 billion of goodwill recorded on our Consolidated Balance Sheet. Of the $1.2 billion, $528.1 million and $687.9 million were recorded in our OfficeMax, Contract and OfficeMax, Retail segments, respectively. At December 31, 2005, we had $1.2 billion of goodwill recorded on our Consolidated Balance Sheet. Of the $1.2 billion, $523.5 million and $694.7 million were recorded in our OfficeMax, Contract and OfficeMax, Retail segments, respectively.

We completed our annual assessment in accordance with the provisions of SFAS No. 142 in the first quarters of 2006 and 2005, and concluded there was no impairment. We completed an additional assessment of the carrying value of the goodwill in the OfficeMax, Retail segment in the fourth quarter of 2005, in connection with the development of management’s plan to close retail stores in 2006, and concluded there was no impairment.

In testing for potential impairment, we measured the estimated fair value of our reporting units based upon discounted future operating cash flows using a discount rate reflecting our estimated average cost of funds. In estimating future cash flows, we used our internal budgets and operating plans, which include assumptions about retail store openings and closures, the consolidation of our distribution networks and improvements in our supply chain. Differences in assumptions used in projecting future operating cash flows and in selecting an appropriate discount rate could have a significant impact on the determination of fair value and impairment amounts. Due to the numerous variables associated with our judgments and assumptions relating to the valuation of the reporting units and the effects of changes in circumstances on these valuations, both the precision and reliability of the resulting estimates are subject to uncertainty. As additional information becomes known, we may change our estimates.

Recently Issued or Newly Adopted Accounting Standards

Following are summaries of recently issued accounting pronouncements that have either been recently adopted or that may become applicable to the preparation of our consolidated financial statements in the future.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. SFAS No. 123R requires entities to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment transactions and requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.

Effective January 1, 2006, we adopted SFAS No. 123R using the modified prospective transition method. Accordingly, the financial statements for periods prior to January 1, 2006 have not been restated to reflect the adoption of SFAS No. 123R. Under the modified prospective transition method, we must record compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards that remain outstanding at the adoption date, under the fair value method. Previously, the Company recognized compensation expense for share-based awards to employees using the fair-value-based guidance in SFAS No. 123. Due to the fact that the Company had previously accounted for share-based awards using SFAS No. 123, the adoption of SFAS No. 123R did not have a material impact on the Company’s financial position, results of operations or cash flows.

During 2006, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Standard requires that employers recognize, on a prospective basis, the funded status of their defined benefit and postretirement benefit plans in the statement of financial position, and that changes in the funded status be recognized as a component of other comprehensive income, net of tax. SFAS No. 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position, and requires additional note disclosures. The recognition and disclosure guidance in SFAS No. 158 is effective as of the end of the first fiscal year ending after December 15, 2006, and other measurement elements are effective for fiscal years ending after December 15, 2008. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit pension and other postretirement benefit plans as of December 31, 2006. The initial recognition of the funded status of our defined benefit pension and other postretirement plans resulted in an increase in Shareholders’ Equity of $11.9 million, which was net of income taxes of $7.6 million. We currently measure the funded status of our defined benefit plans as of the date of our fiscal year-end statement of financial position, and therefore, the adoption of the measurement provisions of SFAS No. 158 will have no impact on our financial statements.

In June 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of applying the provisions of the Interpretation to all tax positions and currently anticipates the impact of applying the interpretation will not be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in current year financial statements. For purposes of determining whether the financial statements are materially misstated, the effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that a misstatement in current period financial statements is determined to be material after consideration of all relevant quantitative and qualitative factors. SAB No. 108 is applicable to all financial statements issued by the Company after November 15, 2006. Its adoption in 2006 did not have an impact on our consolidated financial statements.

In 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-03, “How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation)”. This EITF Issue clarifies that the presentation of taxes collected from customers and remitted to governmental authorities on a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, “Disclosure of Accounting Policies.” The EITF Issue is effective for the Company beginning in fiscal year 2007. We collect such taxes from our customers and account for them on a net (excluded from revenues) basis. The adoption of EITF Issue No. 06-03 will not impact our consolidated financial statements, but will result in additional disclosures.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the caption “Disclosures of Financial Market Risks” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income (Loss)

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	December 31, 2004
	(thousands, except per-share amounts)
Sales	$8,965,707	$9,157,660	$13,270,196
Cost of goods sold and occupancy costs	6,656,497	6,960,390	10,588,824
Gross profit	2,309,210	2,197,270	2,681,372
Operating expenses
Operating and selling	1,641,147	1,765,268	2,014,546
General and administrative	361,818	368,265	365,466
Other operating, net	140,343	54,045	(370,609)
Operating income	165,902	9,692	671,969
Debt retirement expense	—	(14,391)	(137,137)
Interest expense	(123,082)	(128,504)	(151,939)
Interest income	89,723	97,272	14,093
Timber notes securitization	—	—	(19,000)
Other income (expense), net	39,335	(1,685)	1,456
Income (loss) from continuing operations before income taxes and minority interest	171,878	(37,616)	379,442
Income tax expense	(68,741)	(1,226)	(142,291)
Income (loss) from continuing operations before minority interest	103,137	(38,842)	237,151
Minority interest, net of income tax	(4,083)	(2,370)	(3,026)
Income (loss) from continuing operations	99,054	(41,212)	234,125
Discontinued operations
Operating loss	(17,972)	(24,416)	(32,095)
Write-down of assets	—	(28,243)	(67,841)
Income tax benefit	10,639	20,109	38,869
Loss from discontinued operations	(7,333)	(32,550)	(61,067)
Net income (loss)	91,721	(73,762)	173,058
Preferred dividends	(4,037)	(4,378)	(11,917)
Net income (loss) applicable to common shareholders	$87,684	$(78,140)	$161,141
Basic income (loss) per common share
Continuing operations	$1.30	$(0.58)	$2.55
Discontinued operations	(0.10)	(0.41)	(0.70)
Basic income (loss) per common share	$1.20	$(0.99)	$1.85
Diluted income (loss) per common share
Continuing operations	$1.29	$(0.58)	$2.44
Discontinued operations	(0.10)	(0.41)	(0.67)
Diluted income (loss) per common share	$1.19	$(0.99)	$1.77

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets

	December 30, 2006	December 31, 2005
	(thousands except share and per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$282,070	$72,198
Receivables, net	556,733	596,724
Related party receivables	5,795	3,520
Inventories	1,071,486	1,114,570
Deferred income taxes	129,496	105,820
Other	51,264	49,217
Total current assets	2,096,844	1,942,049
Property and equipment:
Land and land improvements	36,195	38,537
Buildings and improvements	359,481	359,481
Machinery and equipment	794,010	685,545
Total property and equipment	1,189,686	1,083,563
Accumulated depreciation	(610,061)	(548,118)
Net property and equipment	579,625	535,445
Goodwill	1,216,032	1,218,200
Intangible assets, net	201,304	205,232
Investments in affiliates	175,000	175,000
Timber notes receivable	1,635,000	1,635,000
Restricted investments	22,292	22,377
Deferred charges	40,439	52,810
Other non-current assets	249,512	486,029
Total assets	$6,216,048	$6,272,142

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

	December 30, 2006	December 31, 2005
	(thousands except share and per-share amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$—	$18,666
Current portion of long-term debt	25,634	68,648
Accounts payable:
Trade	965,218	949,287
Related parties	32,482	42,166
Accrued expenses and other current liabilities:
Compensation and benefits	172,632	147,184
Other	317,434	352,537
Liabilities related to assets held for sale	15,503	9,838
Total current liabilities	1,528,903	1,588,326
Long-term debt:
Long-term debt, less current portion	384,246	407,242
Timber notes securitized	1,470,000	1,470,000
Total long-term debt	1,854,246	1,877,242
Other long-term obligations:
Compensation and benefits	287,122	538,830
Deferred gain on sale of assets	179,757	179,757
Other long-term obligations	350,491	324,853
Total other long-term obligations	817,370	1,043,440
Minority interest	29,885	27,455
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized;
Series D ESOP: $.01 stated value; 1,216,335 and 1,216,335 shares outstanding	54,735	54,735
Common stock—$2.50 par value; 200,000,000 shares authorized; 74,903,220 and 70,804,612 shares outstanding	187,226	176,977
Additional paid-in capital	893,848	747,805
Retained earnings	941,830	898,283
Accumulated other comprehensive loss	(91,995)	(142,121)
Total shareholders’ equity	1,985,644	1,735,679
Total liabilities and shareholders’ equity	$6,216,048	$6,272,142

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 30, 2006	December 31, 2005	December 31, 2004
	(thousands)
Cash provided by (used for) operations:
Net income (loss)	$91,721	$(73,762)	$173,058
Items in net income (loss) not using (providing) cash
Earnings from affiliates	(5,873)	(5,460)	(6,311)
Depreciation and amortization	127,812	151,145	354,982
Minority interest, net of income tax	4,083	2,370	3,026
Pension and other postretirement benefits expense	13,239	25,877	83,261
Discontinued operations	5,973	8,862	36,457
Gain on sales of assets	(1,004)	(410)	(387,218)
Non-cash asset write-downs	9,543	23,062	1,582
Other	24,602	38,384	22,027
Changes other than from acquisition of business
Receivables	29,126	47,517	(490,168)
Inventories	43,001	32,809	(39,630)
Accounts payable and accrued liabilities	8,662	(142,582)	(15,867)
Current and deferred income taxes	58,683	(136,629)	69,431
Pension and other postretirement benefits payments	—	—	(288,772)
Other	(33,871)	(28,881)	32,993
Cash provided by (used for) operations	375,697	(57,698)	(451,149)
Cash provided by (used for) investment:
Expenditures for property and equipment	(174,769)	(152,450)	(290,600)
Expenditures for timber and timberlands	—	—	(7,642)
Investments in affiliates	—	—	(174,901)
Acquisition of businesses and facilities, net of cash acquired	(1,500)	(34,803)	—
Proceeds from sale of (purchase of) restricted investments	—	93,259	(113,000)
Proceeds from sales of assets	12,333	—	2,225,561
Discontinued operations	—	—	(9,388)
Other	—	(3,343)	15,078
Cash provided by (used for) investment	(163,936)	(97,337)	1,645,108
Cash provided by (used for) financing:
Cash dividends paid
Common stock	(43,509)	(49,817)	(51,874)
Preferred stock	(4,037)	(4,379)	(12,211)
	(47,546)	(54,196)	(64,085)
Short-term borrowings (repayments), net	(18,666)	8,266	5,121
Proceeds from timber notes securitized	—	—	1,470,000
Additions to long-term debt	—	—	246
Payments of long-term debt	(65,610)	(206,933)	(1,570,504)
Purchase of Series D preferred stock	—	(7,229)	(123,233)
Purchase of common shares	(33)	(780,417)	—
Proceeds from exercise of stock options	129,966	24,747	37,823
Proceeds from adjustable conversion-rate equity security units	—	—	172,500
Other	—	453	(4,164)
Cash used for financing	(1,889)	(1,015,309)	(76,296)
Increase (decrease) in cash and cash equivalents	209,872	(1,170,344)	1,117,663
Balance at beginning of the year	72,198	1,242,542	124,879
Balance at end of the year	$282,070	$72,198	$1,242,542

See accompanying notes to consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Shareholders’ Equity

		For the Fiscal Years ended December 30, 2006, December 31, 2005 and December 31, 2004
Common Shares Outstanding		Preferred Stock	Deferred ESOP Benefit	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total Share- holders’ Equity
		(thousands, except share amounts)
87,137,306	Balance at December 31, 2003	$185,302	$(19,087)	$214,805	$1,228,694	$907,738	$(193,818)	$2,323,634
	Comprehensive income
	Net income	—	—	—	—	173,058	—	173,058
	Other comprehensive income
	Cumulative foreign currency translation adjustment	—	—	—	—	—	29,933	29,933
	Cash flow hedges	—	—	—	—	—	159	159
	Minimum pension liability adjustment, net of tax	—	—	—	—	—	19,027	19,027
	Other comprehensive income	—	—	—	—	—	49,119	49,119
	Comprehensive income							$222,177
	Cash dividends declared
	Common stock	—	—	—	—	(52,284)	—	(52,284)
	Preferred stock	—	—	—	—	(12,211)	—	(12,211)
5,412,705	Conversion of ACES to common stock	—	—	13,532	158,968	—	—	172,500
(547,275)	Restricted stock	—	—	—	19,579	—	—	19,579
365,787	Restricted stock vested	—	—	915	(915)	—	—	—
1,202,308	Stock options exercised	—	—	3,006	34,817	—	—	37,823
(3,129)	Treasury stock cancellations	(123,338)	—	(8)	(91)	—	—	(123,437)
7,855	Other	—	19,087	19	213	3,378	—	22,697
93,575,557	Balance at December 31, 2004	$61,964	$—	$232,269	$1,441,265	$1,019,679	$(144,699)	$2,610,478
	Comprehensive income
	Net loss	—	—	—	—	(73,762)	—	(73,762)
	Other comprehensive income
	Cumulative foreign currency translation adjustment	—	—	—	—	—	(6,037)	(6,037)
	Minimum pension liability adjustment, net of tax	—	—	—	—	—	8,615	8,615
	Other comprehensive income	—	—	—	—	—	2,578	2,578
	Comprehensive income (loss)							$(71,184)
	Cash dividends declared
	Common stock	—	—	—	—	(47,082)	—	(47,082)
	Preferred stock	—	—	—	—	(4,379)	—	(4,379)
	Restricted stock	—	—	—	9,184	—	—	9,184
(199,134)	Restricted stock vested	—	—	1,134	(1,134)	—	—	—
883,817	Stock options exercised	—	—	2,210	24,250	—	—	26,460
(23,527,764)	Treasury stock cancellations	—	—	(58,819)	(722,362)	—	—	(781,181)
72,136	Other	(7,229)	—	183	(3,398)	3,827	—	(6,617)
70,804,612	Balance at December 31, 2005	$54,735	$—	$176,977	$747,805	$898,283	$(142,121)	$1,735,679
	Comprehensive income (loss)
	Net income	—	—	—	—	91,721	—	91,721
	Other comprehensive income
	Cumulative foreign currency translation adjustment	—	—	—	—	—	11,581	11,581
	Minimum pension liability adjustment, net of tax	—	—	—	—	—	26,634	26,634
	Other comprehensive income	—	—	—	—	—	38,215	38,215
	Comprehensive income							$129,936
	Adjustment from initial adoption of SFAS No. 158, net of tax	—	—	—	—	—	11,911	11,911
	Cash dividends declared
	Common stock	—	—	—	—	(44,136)	—	(44,136)
	Preferred stock	—	—	—	—	(4,037)	—	(4,037)
	Restricted stock	—	—	—	24,116	—	—	24,116
46,940	Restricted stock vested	—	—	117	(117)	—	—	—
3,993,857	Stock options exercised	—	—	9,985	119,982	—	—	129,967
(907)	Treasury stock cancellations	—	—	(2)	(31)	—	—	(33)
58,718	Other	—	—	149	2,093	(1)	—	2,241
74,903,220	Balance at December 30, 2006	$54,735	$—	$187,226	$893,848	$941,830	$(91,995)	$1,985,644

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

Nature of Operations

OfficeMax Incorporated (“OfficeMax” or the “Company”) is a leader in both business-to-business and retail office products distribution. The Company provides office supplies and paper, print and document services, technology products and solutions and furniture to large, medium and small businesses, governmental offices, and consumers. OfficeMax customers are serviced by approximately 36,000 associates through direct sales, catalogs, the Internet and a network of retail stores located throughout the United States, Canada, Australia, New Zealand and Mexico. The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol OMX. The Company’s corporate headquarters is located in Naperville, Illinois, and the OfficeMax website address is www.officemax.com.

On October 29, 2004, the Company sold substantially all of its paper, forest products and timberland assets for approximately $3.7 billion in cash and other consideration to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC (the “Sale”). With the Sale, the Company completed its transition, begun in the mid-1990s, from a predominantly manufacturing-based company to an independent office products distribution company. In connection with the Sale, Boise Cascade Corporation changed its company name to OfficeMax Incorporated. (See Note 2, Sale of Paper, Forest Products and Timberland Assets, for additional information related to the Sale.)

Since the Sale, the Company manages its business using three reportable segments: OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other. Results for periods prior to the Sale include the operations of the Boise Building Solutions and Boise Paper Solutions segments. Substantially all of the assets and operations of these segments were included in the Sale. OfficeMax, Contract markets and sells office supplies and paper, technology products and solutions and office furniture directly to large corporate and government offices, as well as to small and medium-sized offices through field salespeople, outbound telesales, catalogs, the Internet and in some markets office products stores. OfficeMax, Retail markets and sells office supplies and paper, print and document services, technology products and solutions and office furniture to small and medium-sized businesses and consumers through a network of retail stores. Boise Building Solutions manufactured, marketed and distributed various products that are used for construction. Boise Paper Solutions manufactured, marketed and distributed uncoated free sheet papers, containerboard, corrugated containers, and newsprint and market pulp.

Consolidation

The consolidated financial statements include the accounts of OfficeMax and all majority owned subsidiaries as well as those of variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

Effective March 11, 2005, the Company amended its bylaws to make its fiscal year-end the last Saturday in December. Prior to this change, all of the Company’s businesses except for its U.S. retail operations had a December 31 fiscal year-end. The U.S. retail operations maintained a fiscal year that ended on the last Saturday in December. Due primarily to statutory requirements, the Company’s international businesses have maintained their December 31 year-ends. Fiscal year 2006 ended on

December 30, 2006 and included 52 weeks for all reportable segments and businesses. Fiscal year 2005 ended on December 31, 2005 for all reportable segments and businesses, and included 53 weeks for the Retail segment.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the Company’s financial position, results of operations or cash flows. Significant items subject to such estimates and assumptions include the recognition of vendor rebates and allowances; the carrying amount of property, plant and equipment, intangibles and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; facility closure reserves and environmental liabilities; valuation of the additional consideration agreement; and assets and obligations related to employee benefits.

Foreign Currency Translation

Local currencies are considered the functional currencies for the Company’s operations outside the United States. Assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date with the related translation adjustments reported in stockholders’ equity as a component of accumulated other comprehensive income (loss). Revenues and expenses are translated into U.S. dollars at average monthly exchange rates prevailing during the year. Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are reported in the Consolidated Statements of Income (Loss) in the period they occur.

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

Fees for shipping and handling charged to customers in connection with sale transactions are included in sales. Costs related to shipping and handling are included in cost of goods sold and occupancy costs.

Cash and Cash Equivalents

Cash equivalents includes short-term debt instruments that have an original maturity of three months or less at the date of purchase. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash overdraft position for accounting purposes, which occurs when total issued checks exceed available cash balances at a single financial institution. The company records its outstanding checks in accounts payable—trade in the Consolidated Balance Sheets, and the net change in overdrafts in the accounts payable—trade line item within the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

Accounts Receivable

Accounts receivable relate primarily to amounts owed by customers for trade sales of products and services and amounts due from vendors under volume purchase rebate, cooperative advertising and various other marketing programs. An allowance for doubtful accounts is recorded to provide for estimated losses resulting from uncollectible accounts, and is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management believes that the Company’s exposure to credit risk associated with accounts receivable is limited due to the size and diversity of its customer and vendor base, which extends across many different industries and geographic regions.

The Company has an agreement with a third-party service provider that manages the Company’s private label credit card program and directly extends credit to customers.

The Company has an accounts receivable securitization program under which it sells fractional ownership interests in a defined pool of accounts receivable and retains a subordinated interest and servicing rights to those receivables. The sale of the receivables under this program is accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Sold accounts receivable are excluded from Receivables in the Company’s Consolidated Balance Sheets. The portion of the fractional ownership in the transferred receivables that the Company retains is included in Receivables in the Consolidated Balance Sheets. See Note 9, Sales of Accounts Receivable, for additional information related to the sale of accounts receivable.

At December 30, 2006 and December 31, 2005, the Company had allowances for doubtful accounts of $15,072 and $22,408, respectively.

Vendor Rebates and Allowances

The Company participates in various cooperative advertising and other marketing programs with its vendors. The Company also participates in volume purchase rebate programs, some of which provide for tiered rebates based on defined levels of purchase volume. These arrangements enable the Company to receive reimbursement for costs incurred to promote the sale of vendor products, or to earn rebates that reduce the cost of merchandise purchased. Vendor rebates and allowances are accrued as earned. Rebates and allowances received as a result of attaining defined purchase levels are accrued over the incentive period based on the terms of the vendor arrangement and estimates of qualifying purchases during the rebate program period. These estimates are reviewed on a quarterly basis and adjusted for changes in anticipated product sales and expected purchase levels. Volume-based rebates and allowances earned are initially recorded as a reduction in the cost of merchandise inventories and are included in operations (as a reduction in cost of goods sold) in the period the related product is sold. Amounts received under other promotional programs are generally event-based and are recognized at the time of the event as a reduction of cost of goods sold or inventory, as appropriate, based on the nature of the promotion and the terms of the vendor agreement. Advertising and other allowances that represent reimbursements of specific, incremental and identifiable costs incurred to promote vendors’ products are recorded as a reduction of operating and selling expenses in the period the expense is incurred.

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

Throughout the year, the Company performs physical inventory counts at all locations. For periods subsequent to each retail location’s last physical inventory count, an allowance for estimated shrinkage is provided based on historical shrink results and current business trends.

Property and Equipment

Property and equipment are recorded at cost. The Company calculates depreciation using the straight-line method over the estimated useful lives of the assets or the terms of the related leases. The estimated useful lives of depreciable assets are generally as follows: building and improvements, 5 to 40 years; furniture and equipment, 1.5 to 5 years; and machinery, equipment and delivery trucks, 5 to 10 years. Leasehold improvements are amortized over the lesser of the term of the lease, including any option periods that management believes are probable of exercise, or the estimated lives of the improvements, which generally range from 5 to 15 years. Depreciation on assets used in the Company’s sold paper and forest products operations was determined using either the straight-line method or a units-of-production method that approximated straight-line over three to five years.

Long-Lived Asset Impairment

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property, plant, and equipment, capitalized software costs and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are separately presented in the Consolidated Balance Sheets and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated.

Goodwill and Intangible Assets

The Company accounts for goodwill and other indefinite life intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill represents the excess of purchase price and related direct costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually, or more frequently if events and circumstances indicate that the asset might be impaired, using a fair-value-based approach. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141, “Business Combinations.” The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company completed its annual assessment in accordance with the provisions of SFAS No. 142 in the first quarters of 2006 and 2005, and concluded there was no impairment. The Company completed an additional assessment of the carrying value of the goodwill in the OfficeMax, Retail segment in the fourth quarter of 2005, in connection with the closure of 109 retail stores in 2006, and concluded there was no impairment.

Intangible assets represent the values assigned to trade names, customer lists and relationships, noncompete agreements and exclusive distribution rights of businesses acquired. Trade name assets have an indefinite life and are not amortized. All other intangible assets are amortized on a straight-line basis over their expected useful lives, which range from three to 20 years. (See Note 11, Goodwill and Intangible Assets, for additional information related to goodwill and intangible assets.)

Investments in Affiliates

Investments in affiliated companies that represent less than 20% voting interest are accounted for under the cost method if the Company does not exercise significant influence over the affiliated company. At December 30, 2006 and December 31, 2005, the Company held an investment in Boise Cascade, L.L.C., which is accounted for under the cost method. Investments that enable the Company to exercise significant influence over an affiliated company, but do not represent a controlling interest, are accounted for under the equity method; such investments are carried at cost and are adjusted to reflect the Company’s proportionate share of income or loss, less dividends received. The Company periodically reviews the recoverability of investments in affiliates. The Company would recognize a loss on these investments if there is a loss in value of an investment which is other than a temporary decline. (See Note 10, Investments in Affiliates, for additional information related to the Company’s investments in affiliates.)

Capitalized Software Costs

The Company capitalizes certain costs related to the acquisition and development of internal use software that is expected to benefit future periods in accordance with American Institute of Certified Public Accountants’ Statement of Position (SOP) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” These costs are amortized using the straight-line method over the expected life of the software, which is typically three to five years. Deferred charges in the Consolidated Balance Sheets include unamortized capitalized software costs of $25.7 million and $36.7 million at December 30, 2006 and December 31, 2005, respectively. Amortization of capitalized software costs totaled $17.7 million, $25.6 million and $25.2 million in 2006, 2005 and 2004, respectively.

Software development costs that do not meet the criteria for capitalization are expensed as incurred.

Facility Closure Reserves

The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically viable. The Company accounts for facility closure costs that are not related to a purchase business combination in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” In accordance with SFAS No. 146, the Company records a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred, which is either the date the lease termination is communicated to the lessor or the location’s cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves on the Consolidated Balance Sheets and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the payments.

The closure of certain facilities acquired in the OfficeMax, Inc. acquisition was accounted for in accordance with EITF Issue No. 95-3, “Recognition of Liabilities in Connection With a Purchase Business Combination.” The estimated costs to be incurred in closing these facilities were accrued in connection with the acquisition, and did not result in a charge to income in the Company’s Consolidated Statements of Income (Loss).

Environmental Matters

The Company has adopted the provisions of SFAS No. 143, “Accounting for Asset Retirement Obligations,” in accounting for landfill closure costs related to the sold paper, forest products and timberland assets. This statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the asset. Accretion expense on the discounted liability is also recognized over the remaining useful life of the asset. At December 30, 2006 and December 31, 2005, the asset retirement obligation for estimated closure and closed-site monitoring costs recorded on the Company’s Consolidated Balance Sheet was $4.2 million for both years. These obligations are related to assets held for sale.

Under the terms of the Sale, environmental liabilities that relate to the operation of the paper, forest products and timberland assets prior to the closing of the Sale transaction were retained by the Company. These environmental obligations are not within the scope of SFAS No. 143, and the Company accrues for losses associated with these types of environmental remediation obligations when such losses are probable and reasonably estimable according to the guidance in SOP 96-1, “Environmental Remediation Liabilities.” The liabilities for environmental obligations are not discounted to their present value. (See Note 19, Legal Proceedings and Contingencies, for additional information.)

Self-insurance

The Company is self-insured for certain losses related to workers’ compensation and medical claims as well as general and auto liability. The expected ultimate cost for claims incurred is recognized as a liability in the Consolidated Balance Sheets. The expected ultimate cost of claims incurred is estimated based principally on analysis of historical claim data and actuarial estimates of claims incurred but not reported. Losses are accrued and charged to operations when it is probable that a loss has been incurred and the amount can be reasonably estimated.

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

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the timing and amounts of deductible and taxable items.

Advertising and Catalog Costs

Advertising costs are either expensed the first time the advertising takes place or, in the case of direct-response advertising, capitalized and charged to expense in the periods in which the related sales occur. Advertising expense was $240.4 million in 2006, $276.2 million in 2005 and $344.1 million in 2004, and is recorded in operating and selling expenses in the Consolidated Statements of Income (Loss). Capitalized catalog costs, which are included in other current assets in the Consolidated Balance Sheets, totaled $9.3 million at December 30, 2006, and $9.9 million at December 31, 2005.

Pre-Opening Expenses

The Company incurs certain non-capital expenses prior to the opening of a store. These pre-opening expenses consist primarily of straight-line rent from the date of possession, store payroll, and supplies and are expensed as incurred and reflected in operating and selling expenses. In 2006 and 2005, the Company recorded approximately $5.6 million and $4.5 million in pre-opening costs, respectively. Pre-opening costs in 2004 were $1.5 million.

Leasing Arrangements

The Company conducts a substantial portion of its business in leased properties. Some of the Company’s leases contain escalation clauses and renewal options. In accordance with SFAS No. 13, “Accounting for Leases,” as amended by SFAS No. 29, “Determining Contingent Rentals,” and FASB Technical Bulletin 85-3, “Accounting for Operating Leases with Scheduled Rent Increases,” the Company recognizes rental expense for the leases that contain predetermined fixed escalation clauses on a straight-line basis over the expected term of the lease. The difference between the amounts charged to expense and the contractual minimum lease payment is recorded to other long-term liabilities in the Consolidated Balance Sheets. At December 30, 2006 and December 31, 2005, other long-term liabilities included approximately $51.3 million and $27.8 million related to these future escalation clauses.

The expected term of a lease is calculated from the date the Company first takes possession of the facility, including any periods of free rent and any option or renewal periods management believes are probable of exercise. This expected term is used in the determination of whether a lease is capital or operating and in the calculation of straight-line rent expense. Rent abatements and escalations are considered in the calculation of minimum lease payments in the Company’s capital lease tests and in determining straight-line rent expense for operating leases. Straight-line rent expense is also adjusted to reflect any allowances or reimbursements provided by the lessor.

Derivative Instruments and Hedging Activities

The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Certain Hedging Activities,” as amended, which requires that all derivative instruments be recorded on the balance sheet at fair value.  Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and on the type of hedging transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying hedged transactions are recognized in earnings, at which time any deferred hedging gains or losses are also recorded in earnings. If a derivative instrument is designated as a fair value hedge, changes in the fair value of the instrument are reported in current earnings and offset the change in fair value of the hedged assets, liabilities or firm commitments. The ineffective portion of an instrument’s change in fair value is immediately recognized in earnings. Instruments that do not meet the criteria for hedge accounting or contracts for which the Company has not elected hedge accounting, are marked to fair value with unrealized gains or losses reported in earnings.

Recently Issued or Newly Adopted Accounting Standards

Following are summaries of recently issued accounting pronouncements that have either been recently adopted or that may become applicable to the preparation of the Company’s consolidated financial statements in the future.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. SFAS No. 123R requires entities to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS No. 123R establishes fair value as the measurement objective in accounting for share-based payment transactions and requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.

Effective January 1, 2006, the Company adopted SFAS No. 123R using the modified prospective transition method. Accordingly, the financial statements for periods prior to January 1, 2006 have not been restated to reflect the adoption of SFAS No. 123R. Under the modified prospective transition method, the Company must record compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards that remain outstanding at the adoption date, under the fair value method. Previously, the Company recognized compensation expense for share-based awards to employees using the fair-value-based guidance in SFAS No. 123. Due to the fact that the Company had previously accounted for share-based awards using SFAS No. 123, the adoption of SFAS No. 123R did not have a material impact on the Company’s financial position, results of operations or cash flows.

During 2006, the Company adopted SFAS No. 158, “Employer’s Accounting for Defined Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” This Standard requires that employers recognize, on a prospective basis, the funded status of their defined benefit and postretirement benefit plans in the statement of financial position, and that changes in the funded status be recognized as a component of other comprehensive income, net of tax. SFAS No. 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position, and requires additional note disclosures. The recognition and disclosure guidance in SFAS No. 158 is effective as of the end of the first fiscal year ending after December 15, 2006, and other measurement elements are effective for fiscal years ending after December 15, 2008. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit pension and other postretirement benefit plans as of December 31, 2006. The initial recognition of the funded status of our defined benefit pension and other postretirement plans resulted in an increase in Shareholders’ Equity of $11.9 million, which was net of income taxes of $7.6 million. We currently measure the funded status of our defined benefit plans as of the date of our fiscal year-end statement of financial position, and therefore, the adoption of the measurement provisions of SFAS No. 158 will have no impact on our financial statements.

In June 2006, the FASB issued Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes– an interpretation of FASB Statement No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.”  The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the impact of applying the provisions of the Interpretation to all tax positions and currently anticipates the impact of applying the interpretation will not be material.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In September 2006, the Staff of the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of a Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected errors must be considered in quantifying misstatements in current year financial statements. For purposes of determining whether the financial statements are materially misstated, the effects of prior year uncorrected errors include the potential accumulation of improper amounts that may result in a misstatement on the balance sheet or the reversal of prior period errors in the current period that result in a misstatement of the current period income statement amounts. Adjustments to current or prior period financial statements would be required in the event that a misstatement in current period financial statements is determined to be material after consideration of all relevant quantitative and qualitative factors. SAB No. 108 is applicable to all financial statements issued by the Company after November 15, 2006. Its adoption in 2006 did not have an impact on our consolidated financial statements.

In 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-03, “How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation).” This EITF Issue clarifies that the presentation of taxes collected from customers and remitted to governmental authorities on a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, “Disclosure of Accounting Policies.” The EITF Issue is effective for the Company beginning in fiscal year 2007. We collect such taxes from our customers and account for them on a net (excluded from revenues) basis. The adoption of EITF Issue No. 06-03 will not impact our consolidated financial statements, but will result in additional disclosures.

Reclassifications

Certain amounts included in the prior years’ financial statements have been reclassified to conform with the current year’s presentation. These reclassifications did not affect the reported amounts of net income (loss) or earnings (loss) per share.

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

The Sale did not include the wood-polymer building materials facility near Elma, Washington. (See Note 3, Discontinued Operations, for additional information relating to the Elma, Washington facility.) The Company also retained certain other assets and liabilities of the sold paper, forest products and timberland business, including Company-owned life insurance policies, and liabilities such as those associated with retiree pension and other benefits, litigation, and environmental remediation at selected active sites and facilities previously closed.

In connection with the sale, the Company invested $175 million in securities of affiliates of Boise Cascade, L.L.C. This investment represents continuing involvement as defined in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and accordingly, the historical results of the sold paper, forest products and timberland assets are not reported as discontinued operations. An additional $180 million of gain realized from the Sale was deferred as a result of the Company’s continuing involvement with Boise Cascade, L.L.C. This deferred gain is expected to be recognized in earnings as the Company’s investment in affiliates of Boise Cascade, L.L.C. is reduced.

The Company received cash and other consideration of approximately $3.7 billion from the Sale. Total proceeds to the Company after allowing for the $175 million investment in the securities of affiliates of Boise Cascade, L.L.C and transaction related expenses were approximately $3.5 billion. The consideration for the timberlands portion of the Sale included $1.6 billion of timber installment notes receivable. In December 2004, the Company completed a securitization transaction and transferred its interest in the timber installment notes receivable to wholly owned bankruptcy remote subsidiaries in exchange for cash proceeds of $1.5 billion. Including the cash received at the closing of the Sale and the proceeds from the securitization of the timber installment notes, and deducting the cash used to pay for the $175 million investment and transaction-related expenses, the Company received a net total of $3.3 billion in cash from the Sale and related transactions. In 2004, the Company used a portion of these proceeds to repurchase and retire outstanding debt, to redeem outstanding Series D preferred stock and to make contributions to the pension plans for active employees who became employees of Boise Cascade, L.L.C. in connection with the Sale. In the second quarter of 2005, the Company used substantially all of the remaining proceeds to repurchase 23.5 million shares of its common stock and the associated common stock purchase rights through a modified Dutch auction tender offer.

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

The assets and liabilities of the wood-polymer building materials facility near Elma, Washington, are included in current assets ($0.3 million at December 31, 2005) and current liabilities ($15.5 million at December 30, 2006 and $9.8 million at December 31, 2005, respectively) in the Consolidated Balance Sheets. The assets are reported at their estimated fair value less costs to sell and are no longer depreciated.

4.   Integration Activities and Facility Closures

During 2003, the Company acquired OfficeMax, Inc. for $1.3 billion (the “Acquisition”). Increased scale as a result of the Acquisition allowed management to evaluate the Company’s combined office products business and to identify opportunities for consolidating operations. Costs associated with the planned closure and consolidation of acquired OfficeMax, Inc. facilities were accounted for under EITF Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” and recognized as liabilities in connection with the acquisition and charged to goodwill. Costs incurred in connection with all other business integration activities have been recognized in the Consolidated Statement of Income (Loss).

Prior to the Acquisition, OfficeMax, Inc. had identified and closed underperforming facilities. As part of the purchase price allocation, the Company recorded $58.7 million of reserves for the estimated fair value of future liabilities associated with these closures. These reserves related primarily to future lease termination costs, net of estimated sublease income. In addition to these store closures, at December 31, 2003, the Company identified and closed 45 OfficeMax, Retail facilities that were no longer strategically and economically viable, and recorded a $69.4 million liability in the Consolidated Balance Sheet. During 2004, the Company identified and closed an additional 11 stores. All of the above charges were accounted for as exit activities in connection with the acquisition and were not recorded as charges to income.

Since the Acquisition, the Company has closed 18 U.S. distribution centers and 2 customer service centers. In connection with these closures the Company recorded a charge to income in the Consolidated Statement of Income (Loss) of $29.7 million during 2004.

In September 2005, the board of directors approved a plan to relocate and consolidate the Company’s retail headquarters in Shaker Heights, Ohio and its existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois. The Company began the consolidation and relocation process in the latter half of 2005. As of December 30, 2006, the Company has incurred and expensed approximately $70.9 million of costs related to the headquarters consolidation, including $45.9 million recognized during 2006 and $25.0 million recognized during the second half of 2005, all of which was reflected in the Corporate and Other segment. The consolidation and relocation process was completed during the second half of 2006.

Also in 2005, the Company recorded charges to income of $23.2 million for the write-down of impaired assets related to underperforming retail stores and the restructuring of its Canadian operations.

During 2006, the Company announced the reorganization of the Contract segment, and recorded a pre-tax charge of $7.3 million for employee severance related to the reorganization. The Contract segment also recorded an additional $3.0 million of costs during 2006 primarily related to a facility closure and employee severance.

During 2006, the Company closed 109 underperforming domestic retail stores and recorded a pre-tax charge of $89.5 million, comprised of $11.3 million for employee severance, asset write-off and impairment and other closure costs and $78.2 million of estimated future lease obligations.

The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically viable. The Company records a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred, which is either the date the lease termination is communicated to the lessor or the location’s cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves on the Consolidated Balance Sheets and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the payments. Integration and facility closure reserve account activity during 2006, 2005 and 2004, including activity related to the reorganization of the Contract segment, retail store closures and headquarters consolidation, was as follows:

	Lease\ Contract Terminations	Severance\ Retention	Asset Write-off & Impairment	Other	Total
	(thousands)
Balance at December 31, 2003	$126,922	$3,094	$—	$412	$130,428
Charges to income	1,043	7,539	1,582	19,581	29,745
Change in goodwill	11,245	4,653	—	—	15,898
Changes to estimated costs included in income	—	(1,228)	—	—	(1,228)
Cash payments	(26,503)	(7,416)	—	(19,584)	(53,503)
Non-cash charges	—	—	(1,582)	—	(1,582)
Accretion	3,683	—	—	—	3,683
Balance at December 31, 2004	$116,390	$6,642	$—	$409	$123,441
Charges to income	547	21,214	23,062	3,565	48,388
Change in goodwill	—	—	—	—	—
Changes to estimated costs included in income	—	—	—	—	—
Cash payments	(28,872)	(6,354)	—	(3,235)	(38,461)
Non-cash charges	—	—	(23,062)	—	(23,062)
Accretion	3,390	—	—	—	3,390
Balance at December 31, 2005	$91,455	$21,502	$—	$739	$113,696
Charges to income	89,934	19,407	9,543	27,332	146,216
Change in goodwill	(11,000)	—	—	—	(11,000)
Changes to estimated costs included in income	—	(1,080)	—	—	(1,080)
Cash payments	(68,596)	(28,991)	—	(18,951)	(116,538)
Non-cash charges	—	—	(9,543)	(5,978)	(15,521)
Accretion	6,031	—	—	—	6,031
Balance at December 30, 2006	$107,824	$10,838	$—	$3,142	$121,804

At December 30, 2006, approximately $44.7 million of the reserve liability was included in accrued liabilities, other, and $77.1 million was included in other long-term liabilities. At December 31, 2005, approximately $60.4 million of the reserve liability was included in accrued liabilities, other, and $53.3 million was included in other long-term liabilities. At December 30, 2006, the integration activities and facility closures reserve included approximately $108 million for estimated future lease obligations, which represents the estimated fair value of the lease obligations and is net of anticipated sublease income of approximately $109 million.

5.   Net Income (Loss) Per Common Share

Basic net income (loss) per share is calculated using net earnings available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the year. Diluted net income (loss) per share is similar to basic net income (loss) per share except that the weighted-average number of shares of common stock outstanding is increased to include the number of additional shares of common stock that would have been outstanding assuming the issuance of all potentially dilutive shares, such as common stock to be issued upon exercise of options and non-vested restricted shares. Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by weighted average shares outstanding as follows:

	2006	2005	2004
	(thousands, except per-share amounts)
Basic income (loss) per common share:
Income (loss) from continuing operations	$99,054	$(41,212)	$234,125
Preferred dividends	(4,037)	(4,378)	(11,917)
Basic income (loss) from continuing operations	95,017	(45,590)	222,208
Loss from discontinued operations	(7,333)	(32,550)	(61,067)
Basic income (loss)	$87,684	$(78,140)	$161,141
Average shares—basic	73,142	78,745	86,917
Basic income (loss) per common share:
Continuing operations	$1.30	$(0.58)	$2.55
Discontinued operations	(0.10)	(0.41)	(0.70)
Basic income (loss) per common share	$1.20	$(0.99)	$1.85
Diluted income (loss) per common share:
Basic income (loss) from continuing operations	$95,017	$(45,590)	$222,208
Preferred dividends eliminated	—	—	11,917
Supplemental ESOP contribution	—	—	(10,833)
Diluted income (loss) from continuing operations	95,017	(45,590)	223,292
Loss from discontinued operations	(7,333)	(32,550)	(61,067)
Diluted income (loss)	$87,684	$(78,140)	$162,225
Average shares—basic	73,142	78,745	86,917
Restricted stock, stock options and other	571	—	1,857
Series D Convertible Preferred Stock	—	—	2,880
Average shares—diluted (a)	73,713	78,745	91,654
Diluted income (loss) per common share:
Continuing operations	$1.29	$(0.58)	$2.44
Discontinued operations	(.10)	(0.41)	(0.67)
Diluted income (loss) per common share	$1.19	$(0.99)	$1.77

(a)             Options to purchase 3.8 million shares of common stock were outstanding during 2005, but were not included in the computation of diluted income (loss) per common share because the impact would have been anti-dilutive due to the net loss recognized in the period.

6.   Other Operating, Net

The components of other operating, net in the Consolidated Statements of Income (Loss) are as follows:

	2006	2005	2004
	(thousands)
Gain on sale of interest in Voyageur Panel (Note 10)	$—	$—	$(46,498)
Gain on sale of Louisiana timberlands(a)	—	—	(59,915)
Gains on sales of other timberlands	—	—	(15,059)
Gain on sale of forest products assets (Note 2)	—	—	(280,558)
Integration activities and facility closure costs (Note 4)	146,216	48,178	8,936
Loss on sale and write-down of Yakima assets(b)	—	—	7,123
Costs incidental to the Sale (Note 2)	—	—	18,916
Legal settlement(c)	—	9,800	—
Other, net	—	1,527	2,757
Earnings from affiliates	(5,873)	(5,460)	(6,311)
	$140,343	$54,045	$(370,609)

(a)             In March 2004, the Company sold approximately 79,000 acres of timberland in western Louisiana for $84 million in cash and recognized a $59.9 million pre-tax gain in the Consolidated Statement of Income (Loss) for 2004.

(b)            In February 2004, the Company completed the sale of its plywood and lumber facilities in Yakima, Washington. In connection with the sale, the Company recorded $7.1 million of costs in other operating, net in the Consolidated Statement of Income for 2004. The sale also resulted in a $7.4 million reduction in the LIFO inventory reserve, the effect of which was reflected in cost of goods sold and occupancy costs in 2004.

(c)             Legal settlement with the Department of Justice.

7.   Income Taxes

Income tax (provision) benefit attributable to income (loss) from continuing operations as shown in the Consolidated Statements of Income (Loss) includes the following components:

	2006	2005	2004
	(thousands)
Current income tax (provision) benefit
Federal	$(10,014)	$28,908	$(124,944)
State	(4,079)	(14,629)	(7,933)
Foreign	(17,816)	(20,512)	(24,606)
	(31,909)	(6,233)	(157,483)
Deferred income tax (provision) benefit
Federal	(31,521)	22,646	21,350
State	(6,428)	(23,331)	(10,595)
Foreign	1,117	5,692	4,437
	(36,832)	5,007	15,192
	$(68,741)	$(1,226)	$(142,291)

Income tax benefit attributable to loss from discontinued operations was $10.6 million, $20.1 million and $38.9 million for 2006, 2005 and 2004, respectively.

During 2006, 2005 and 2004, the Company made cash payments for income taxes, net of refunds received, of $0.6 million, $134.1 million and $36.6 million, respectively.

The income tax provision attributable to income (loss) from continuing operations for the years ended December 30, 2006 and December 31, 2005 and 2004 differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 35% to pre-tax income (loss) from continuing operations as a result of the following:

	2006	2005	2004
	(thousands)
Tax (provision) benefit at statutory rate	$(60,157)	$13,166	$(132,805)
State taxes, net of federal effect	(5,907)	(5,532)	(12,043)
Foreign tax provision differential	(5,262)	(2,883)	(6,905)
Basis difference in investments disposed of	—	14,867	7,000
Nondeductible compensation	(473)	(4,268)	—
State NOL valuation allowance	(6,498)	(21,533)	—
Change in contingency liability	1,925	(4,607)	—
Tax settlement, net of other charges	5,240	12,462	—
ESOP dividend deduction	1,413	1,489	2,911
Other, net	978	(4,387)	(449)
	$(68,741)	$(1,226)	$(142,291)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below at year end:

	2006	2005
	(thousands)
Current deferred tax assets (liabilities) attributable to
Accrued expenses	$40,231	$41,157
Net operating loss carryforwards	43,489	—
Allowances for receivables	17,998	18,410
Compensation and benefits	11,657	13,473
Inventory	(6,047)	10,290
Other temporary differences	17,124	19,922
Contingency reserves	5,044	2,568
Total current net deferred tax assets	$129,496	$105,820
Noncurrent deferred tax assets (liabilities) attributable to
Deferred gain(a)	(473,838)	(473,838)
Alternative minimum tax and other credit carryforwards	214,590	234,222
Compensation and benefits	152,221	158,853
Net operating loss carryforwards	66,849	110,788
Reserves	44,445	57,851
Investments	10,046	22,852
Goodwill	(33,110)	(31,060)
Other non-current liabilities	3,010	2,091
Undistributed earnings	(4,776)	(4,689)
Deferred charges	2,692	3,056
Property and equipment	14,300	1,890
Other temporary differences	(4,430)	(4,253)
	(8,001)	77,763
Less: Valuation allowance	(30,734)	(21,533)
Total noncurrent net deferred tax assets (liabilities)	$(38,735)	$56,230

(a)             Includes $543.8 million related to the gain on the sale of the Company’s timberlands to affiliates of Boise Cascade, L.L.C. that was deferred until 2019 for tax purposes.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will realize the benefits of these deductible differences, except for certain state net operating losses as noted below. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

The Company has established a valuation allowance of $30.7 million related to net operating loss carryforwards in jurisdictions where the Company has substantially reduced operations because management believes it is more likely than not that these items will expire before the Company is able to realize their benefits. Periodically, the valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets.

The Company has a deferred tax asset related to net operating loss carryforwards for Federal income tax purposes of $68.2 million and $65.9 million at December 30, 2006 and December 31, 2005 respectively. These net operating loss carryforwards are available to offset future Federal taxable income, if any, through 2025. As of December 30, 2006, the Company has alternative minimum tax credit carryforwards of approximately $196.8 million, which are available to reduce future regular Federal income taxes, if any, over an indefinite period, and foreign tax credit carryforwards of $11.8 million with an expiration date of 2016. The Company also has deferred tax assets related to various state net operating losses of $24.3 million, net of the valuation allowance, that expire between 2007 and 2025.

Pre-tax income (loss) related to continuing operations from domestic and foreign sources is as follows:

	2006	2005	2004
	(thousands)
Domestic	$124,643	$(65,073)	$340,484
Foreign	47,235	27,457	38,958
Total pre-tax income (loss)	$171,878	$(37,616)	$379,442

As of December 30, 2006, the Company had undistributed earnings and profits of foreign operations of approximately $270 million. The Company has not provided any U.S. income tax related to jurisdictions for which it has determined that it has permanently reinvested its earnings. The Company has provided for $4.7 million in Federal income taxes related to the anticipated repatriation of earnings from its investment in a Mexican joint venture, net of foreign tax credit.

The Company has established, and periodically reviews, estimated contingent tax liabilities to provide for the possibility of unfavorable outcomes in tax matters. Contingent tax liabilities totaled $66.6 million as of December 30, 2006 and $66.7 million as of December 31, 2005, and are included in other noncurrent liabilities in the Consolidated Balance Sheets. These liabilities are accrued when considered probable and estimable, consistent with the requirements of SFAS No. 5, “Accounting for Contingencies.”

8.   Leases

The Company leases its retail stores as well as certain other property and equipment under operating leases. These leases are noncancelable and generally contain multiple renewal options for periods ranging from three to five years, and require the Company to pay all executory costs such as maintenance and insurance. Rental payments include minimum rentals plus, in some cases, contingent rentals based on a percentage of sales above specified minimums. Rental expense for operating leases included the following components:

	2006	2005	2004
	(thousands)
Minimum rentals	$343,203	$365,880	$371,959
Contingent rentals	763	752	1,036
Sublease rentals	(1,660)	(2,021)	(3,007)
	$342,306	$364,611	$369,988

For operating leases with remaining terms of more than one year, the minimum lease payment requirements are: $341.7 million for 2007, $310.8 million for 2008, $279.1 million for 2009, $245.9 million for 2010, $215.7 million for 2011 and $636.3 million thereafter. These minimum lease payments do not include contingent rental payments that may be due based on a percentage of sales in excess of stipulated amounts. These future minimum lease payment requirements have not been reduced by $63.8 million of minimum sublease rentals due in the future under noncancelable subleases. These sublease rentals include amounts related to closed stores and other facilities that are accounted for in the integration activities and facility closures reserve. See Note 4, Integration Activities and Facility Closures.

The Company capitalizes lease obligations for which it assumes substantially all property rights and risks of ownership. The Company did not have any material capital leases during any of the periods presented.

9.   Sales of Accounts Receivable

On June 19, 2006, the Company entered into a Fourth Amended and Restated Receivables Sale Agreement with a group of lenders, which replaced the Third Amended and Restated Receivables Sale Agreement that expired on that day. The agreement allows the Company to sell, on a revolving basis, an undivided interest in a defined pool of receivables while retaining a subordinated interest in a portion of the receivables. The receivables are sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. The Company continues servicing the sold receivables and charges the third party conduits a monthly servicing fee at market rates. The program qualifies for sale treatment under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities.” The amount of available proceeds under the program is limited to $200 million, and is subject to change based on the level of eligible receivables, restrictions on concentrations of receivables and the historical performance of the transferred receivables. At December 30, 2006 and December 31, 2005, $180.0 million and $163.0 million, respectively, of sold accounts receivable were excluded from receivables in the accompanying Consolidated Balance Sheets. The Company’s subordinated retained interest in the transferred receivables was $111.2 million and $73.3 million at December 30, 2006 and December 31, 2005, respectively, and is included in receivables, net in the Consolidated Balance Sheets. Expenses associated with the securitization program totaled $10.6 million, $5.5 million and $4.2 million in 2006, 2005 and 2004, respectively. These expenses relate primarily to the loss on sale of receivables and discount on retained interests, facility fees and professional fees associated with the program, and are included in the Consolidated Statements of Income (Loss). The receivables sale agreement will expire on June 18, 2007.

10.   Investments in Affiliates

Boise Cascade, L.L.C. and Affiliates

In connection with the Sale, the Company invested $175 million in the equity units of affiliates of Boise Cascade, L.L.C. A portion (approximately $66 million) of the equity units received in exchange for the Company’s investment carry no voting rights. This investment is accounted for under the cost method as Boise Cascade, L.L.C. does not maintain separate ownership accounts for its members, and the Company has less than a 20 percent voting interest in Boise Cascade, L.L.C. and does not have the ability to significantly influence its operating and financial policies. This investment is included in investment in affiliates in the Consolidated Balance Sheets. The Company has determined that it is not practicable to estimate the fair value of this investment. However, the Company did not observe any events or changes in circumstances that would have had a significant adverse effect on the fair value of the investment.

The Boise Cascade, L.L.C. non-voting equity units accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of any June and December. The Company recognized dividend income on this investment of $5.9 million in 2006 and $5.5 million in 2005.

Voyageur Panel

In May 2004, the Company sold its 47 percent joint venture interest in Voyageur Panel, which owned and operated an oriented strand board plant in Barwick, Ontario, Canada, to Ainsworth Lumber Co. Ltd. for $91.2 million in cash. The Company recognized a $46.5 million pre-tax gain ($28.4 million after tax) on the transaction, which is included in other operating, net in the Consolidated Statement of Income (Loss) for 2004, and reported in the Boise Building Solutions segment.

Prior to the sale, the Company accounted for this joint venture interest under the equity method. Accordingly, segment results do not include the sales of Voyageur Panel, but do include $6.3 million of equity in earnings from this investment for 2004.

Under the terms of an agreement with Voyageur Panel, the Company operated the plant and marketed its product in exchange for a management fee and sales commissions. During 2004, Voyageur Panel paid $2.1 million in sales commissions and $0.4 million in management fees to the Company.

11.   Goodwill and Intangible Assets

Goodwill

Changes in the carrying amount of goodwill by segment are as follows:

	OfficeMax, Contract	OfficeMax, Retail	Total
Balance at December 31, 2004	$505,916	$659,400	$1,165,316
Effect of foreign currency translation	(4,188)	—	(4,188)
Businesses acquired	22,461	—	22,461
Purchase accounting adjustments	(652)	35,263	34,611
Balance at December 31, 2005	523,537	694,663	1,218,200
Effect of foreign currency translation	6,423	—	6,423
Businesses acquired	1,114	—	1,114
Purchase accounting adjustments	(2,984)	(6,721)	(9,705)
Balance at December 30, 2006	$528,090	$687,942	$1,216,032

The initial OfficeMax, Inc. purchase price allocation was revised during 2004 as additional information related to the fair values of the assets acquired and liabilities assumed became available. These revisions were primarily related to accruals for estimated costs associated with retail store closures and the consolidation of the Company’s distribution center network and customer service centers. During 2005, the Company filed the remaining tax returns related to the pre-acquisition operations of OfficeMax, Inc. and adjusted goodwill to reflect adjustments to the deferred tax assets and liabilities related to the acquired net assets. During 2006, additional adjustments were necessary to reflect the recognition of certain identifiable assets in the contract seqment and the reversal of a portion of the EITF 95-3 liability recorded in purchase accounting related to the retail segment.

Acquired Intangible Assets

Intangible assets represent the values assigned to trade names, customer lists and relationships, noncompete agreements and exclusive distribution rights of businesses acquired. The trade name assets have an indefinite life and are not amortized. All other intangible assets are amortized on a straight-line basis over their expected useful lives. Customer lists and relationships are amortized over three to 20 years, noncompete agreements over their terms, which are generally three to five years, and exclusive distribution rights over ten years. Intangible assets consisted of the following at year end:

	2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,150	$—	$173,150
Customer lists and relationships	39,681	(17,678)	22,003
Noncompete agreements	12,853	(8,213)	4,640
Exclusive distribution rights	3,616	(2,105)	1,511
	$229,300	$(27,996)	$201,304

	2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,100	$—	$173,100
Customer lists and relationships	36,438	(13,438)	23,000
Noncompete agreements	12,852	(5,577)	7,275
Exclusive distribution rights	3,508	(1,651)	1,857
	$225,898	$(20,666)	$205,232

Intangible asset amortization expense totaled $7.3 million in 2006, $6.8 million in 2005 and $5.8 million in 2004. The estimated amortization expense is $7.1 million, $4.9 million, $1.8 million, $1.7 million, $1.4 million and $1.4 million in 2007, 2008, 2009, 2010, 2011 and 2012, respectively.

During the first quarter of both 2006 and 2005, the Company evaluated the remaining useful lives of finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary. Based on this review, management determined that no adjustments to the useful lives of finite-lived purchased intangible assets were necessary.

12.   Timber Notes Receivable

In October 2004, OfficeMax sold its timberlands as part of the Sale. In exchange for the timberlands, the Company received timber installment notes receivable in the amount of $1,635 million, which were credit enhanced with guarantees. The guarantees were issued by highly-rated financial institutions and were secured by the pledge of underlying collateral notes issued by the credit enhancement banks. The timber installment notes receivable are 15-year non-amortizing. There are two notes that total $817.5 million bearing interest at 4.982% and a third note in the amount of $817.5 million bearing interest at 5.112%. Interest earned on all of the notes is received semiannually. See the sub-caption “Timber Notes” in Note 13, Debt, for additional information concerning a securitization transaction involving the timber installment notes receivable.

13.   Debt

Long-Term Debt

Long-term debt, almost all of which is unsecured, consists of the following at year end:

	2006	2005
	(thousands)
7.50% notes, due in 2008	$29,656	$29,601
9.45% debentures, due in 2009	35,707	35,764
6.50% notes, due in 2010	13,680	13,680
7.00% notes, due in 2013	19,100	19,100
7.35% debentures, due in 2016	17,967	17,966
Medium-term notes, Series A, with interest rates averaging 7.8% and 7.7%, due in varying amounts annually through 2013	82,300	121,000
Revenue bonds, with interest rates averaging 6.4% and 6.4%, due in varying amounts annually through 2029	189,930	189,930
American & Foreign Power Company Inc. 5% debentures, due in 2030	18,526	18,469
Other indebtedness, with interest rates averaging 7.1% and 5.5%, due in varying amounts annually through 2017	3,687	31,044
	410,553	476,554
Less unamortized discount	673	664
Less current portion	25,634	68,648
	384,246	407,242
5.42% securitized timber notes, due in 2019	735,000	735,000
5.54% securitized timber notes, due in 2019	735,000	735,000
	$1,854,246	$1,877,242

In 2004, the Company repaid approximately $1.6 billion of outstanding debt, primarily with the proceeds from the Sale, and expensed $137.1 million of costs related to the early retirement of debt. In 2005, the Company expensed an additional $14.4 million of costs related to the early retirement of debt and repaid an additional $198.7 million of outstanding debt. During 2006, the Company reduced its short and long-term borrowing by $84.3 million.

Scheduled Debt Maturities

The scheduled payments of long-term debt, excluding timber notes due in 2019, are $25.6 million in 2007, $35.1 million in 2008, $50.9 million in 2009, $15.8 million in 2010, $0.5 million in 2011 and $282.7 million thereafter.

Credit Agreements

On June 24, 2005, the Company entered into a loan and security agreement for a new revolving credit facility. The revolving credit facility permits the Company to borrow up to the maximum aggregate borrowing amount, which is equal to the lesser of (i) a percentage of the value of certain eligible inventory less certain reserves or (ii) $500 million. In the second quarter of 2006, the Company amended the revolving credit agreement to provide greater access to the borrowing base availability under the facility. There were no borrowings outstanding under the revolving credit facility as of December 30, 2006. There were $18.7 million in borrowings outstanding under the revolving credit facility as of December 31, 2005. The maximum amount outstanding under the revolving credit facility was $122.0 million and $101.0 million during 2006 and 2005, respectively. The average amount outstanding under the revolving credit facility was $20.6 million during 2006 and $30.3 million during

2005. Letters of credit, which may be issued under the revolver up to a maximum of $100 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolver totaled $75.5 million as of December 30, 2006. As of December 30, 2006, the maximum aggregate amount available under the revolver was $500.0 million and $424.5 was available for borrowing.

Borrowings under the revolver bear interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolver depending on the level of average excess availability. For borrowings outstanding under the revolver during 2006 and 2005, the weighted average interest rate was equal to 6.9% and 6.6%, respectively. Fees on letters of credit issued under the revolver were charged at a weighted average rate of 1.125%. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit of $500 million exceeds the average daily outstanding borrowings and letters of credit.

Borrowings under the revolver are secured by a lien on substantially all inventory and related proceeds. The revolving loan and security agreement contains customary conditions to borrowing including a monthly calculation of excess borrowing availability and reporting compliance. Covenants in the revolver agreement restrict the amount of letters of credit that may be issued, dividend distributions and other uses of cash if excess availability is less than $75 million. At December 30, 2006, the Company was in compliance with all covenants under the revolver agreement and excess availability was in excess of $75 million. The revolver expires on June 24, 2010.

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

Other

The Company had leased certain equipment at its integrated wood-polymer building materials facility near Elma, Washington under a capital lease. The lease agreement had a base term of seven years and an interest rate of 4.67%. During the first quarter of 2006, the Company paid $29.1 million to terminate the lease agreement. At December 31, 2005, the capital lease obligation was included in the current portion of long-term debt in the Consolidated Balance Sheets.

Cash Paid for Interest

Cash payments for interest, net of interest capitalized, were $124.1 million in 2006, $122.6 million in 2005 and $167.7 million in 2004.

14.   Financial Instruments, Derivatives and Hedging Activities

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (nonderivatives), short-term borrowings, trade accounts payable, and due to affiliated company, approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at December 30, 2006 and December 31, 2005. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2006		2005
	Carrying amount	Fair value	Carrying amount	Fair value
	(thousands)
Financial assets:
Timber notes receivable	$1,635.0	$1,669.3	$1,635.0	$1,669.3
Restricted investments	22.3	21.6	22.4	21.7
Financial liabilities:
Long-term debt	$409.9	$412.0	$475.9	$471.3
Securitization notes payable	1,470.0	1,440.7	1,470.0	1,440.7

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

•       Securitization notes: The fair value of the Company’s securitization notes is estimated by discounting the future cash flows of each instrument at rates currently available to the Company for similar instruments of comparable maturities.

•       Long-term debt: The fair value of the Company’s long-term debt is estimated based on quoted market prices when available or by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities.

Derivatives and Hedging Activities

At December 30, 2006, the Company was not a party to any significant derivative instruments.

Changes in interest rates and currency exchange rates expose the Company to financial market risk. Management occasionally uses derivative financial instruments, such as interest rate swaps, forward purchase contracts and forward exchange contracts, to manage the Company’s exposure to changes in interest rates on outstanding debt instruments and to manage the Company’s exposure to changes in currency exchange rates. The Company generally does not enter into derivative instruments for any purpose other than hedging the cash flows associated with future interest payments on variable rate debt and hedging the exposure related to changes in the fair value of certain outstanding fixed rate debt instruments due to changes in interest rates. The Company occasionally hedges interest rate risk associated with anticipated financing transactions, as well as commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. The Company does not speculate using derivative instruments.

The derivative financial instruments that the Company uses in its management of interest rate risk consist principally of interest rate swap agreements. By using derivative financial instruments to hedge exposures to changes in interest rates, the Company exposes itself to credit risk and market risk. Credit risk is the risk that the counterparty will fail to perform under the terms of the derivative contract. The Company attempts to minimize the credit risk in derivative instruments by entering into transactions only with investment grade counterparties. Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The Company assesses its exposure to variability in interest rates by continually identifying and monitoring changes in interest rates that may adversely impact future cash flows and the fair value of existing debt instruments, and by evaluating hedging opportunities. The Company maintains risk management control systems to monitor interest rate risk attributable to both the Company’s outstanding and forecasted debt obligations as well as the Company’s offsetting hedge positions. The risk management control systems involve the use of analytical techniques, including sensitivity analysis, to estimate the expected impact of changes in interest rates on the fair value of the Company’s outstanding and forecasted debt instruments.

The Company uses a combination of fixed and variable rate debt to finance its operations. The debt obligations with fixed cash flows expose the Company to variability in the fair value of outstanding debt instruments due to changes in interest rates. The Company has from time to time entered into interest rate swap agreements that effectively convert the interest rate on certain fixed-rate debt to a variable rate. The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounted for them as fair value hedges. Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in operations. These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized currently in operations. The Company has also from time to time entered into interest rate swap agreements that effectively convert floating rate debt to a fixed rate obligation. These swaps have been designated as hedges of floating interest rate payments attributable to changes in interest rates and accounted for as cash flow hedges, with changes in the fair value of the swap recorded to other comprehensive income (loss) until the hedged transaction occurs, at which time it is reclassified to operations.

Prior to the Sale, the Company had a commodity-price risk management strategy that used derivative instruments to minimize significant, unanticipated earnings fluctuations caused by energy price volatility. The activities of the Company’s paper, forest products and building materials businesses required a significant volume of electricity and natural gas. Price fluctuations in electricity and natural gas could cause the actual purchase prices paid for energy to differ from anticipated prices.

Unrealized gains and losses associated with marking the electricity and natural gas swap contracts to market were recorded as a component of other comprehensive income (loss) and included in the stockholders’ equity section of the Consolidated Balance Sheets as part of accumulated other comprehensive income (loss). These amounts were reclassified into operations in the month in which the related electricity or natural gas was used or in the month a hedge was determined to be ineffective.

Interest Rate Swaps

On October 27, 2004, the Company and one of its subsidiaries each entered into an interest rate swap contract with an affiliate of Goldman, Sachs & Co. The contracts were entered into in order to hedge the interest rate risk associated with the issuance of debt securities in connection with the securitization of the timber notes received in the Sale. (See Note 13 Debt, for additional information related to the timber notes and the related securitization transaction.) The Company paid $19.0 million to settle these swap contracts on December 16, 2004, in conjunction with the issuance of the securitization notes. The settlement amount reflected the effect of the decrease in interest rates that occurred during the period the swaps were outstanding.

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

In February 2001, the Company entered into two interest rate swaps with notional amounts of $50 million each, one that matured in February 2003 and one that matured in February 2004. In November 2001, the Company entered into a third interest rate swap with a notional amount of $50 million, which matured in November 2004. The swaps were designated as hedges of the variable cash flow risk related to the variable interest payments on equivalent amounts of LIBOR-based revolving credit borrowings outstanding in 2004 and 2003. Changes in the fair value of these swaps, net of taxes, were recorded in accumulated other comprehensive income (loss) and reclassified to interest expense as interest expense was recognized on the LIBOR-based debt. Amounts reclassified to operations in 2004 increased interest expense by $1.2 million. Ineffectiveness related to these hedges was not significant.

Additional Consideration Agreement

Pursuant to an Additional Consideration Agreement between OfficeMax and Boise Cascade, L.L.C., we may be required to make substantial cash payments to, or receive substantial cash payments from, Boise Cascade, L.L.C. Under the Additional Consideration Agreement, the Sale proceeds may be adjusted upward or downward based on paper prices during the six years following the Sale, subject to annual and aggregate caps. Specifically, we have agreed to pay Boise Cascade, L.L.C. $710,000 for each dollar by which the average market price per ton of a specified benchmark grade of cut-size office paper during any 12-month period ending on September 30 is less than $800. Boise Cascade, L.L.C. has agreed to pay us $710,000 for each dollar by which the average market price per ton exceeds $920. Under the terms of the agreement, neither party will be obligated to make a payment in excess of $45 million in any one year. Payments by either party are also subject to an aggregate cap of $125 million that declines to $115 million in the fifth year and $105 million in the sixth year.

In connection with recording the Sale in 2004, we calculated our projected future obligation under the Additional Consideration Agreement and accrued $42 million in Other long-term liabilities on our Consolidated Balance Sheet. We calculated the $42 million based on published industry paper price projections. During 2006 and 2005, we recognized accretion expense on the discounted accrual totaling approximately $6 million in our Consolidated Statements of Income (Loss). Due to recent increases in actual and projected paper prices, the change in fair value in 2006 resulted in income of $48.0 million in our Consolidated Statement of Income (Loss). As a result, at December 30, 2006, the net amount recognized in our Consolidated Balance Sheet related to the Additional Consideration Agreement (either receivable or payable) was zero. We record changes in the fair value of the Additional Consideration Agreement in our net income (loss) in the period they occur; however, any potential payments from Boise Cascade, L.L.C. to us are not recorded in net income (loss) until all contingencies have been satisfied, which is generally at the end of a 12-month measurement period ending on September 30.   As of December 31, 2006, the average market price per ton of the benchmark grade used to calculate payments due under the Additional Consideration Agreement was $943. This average is the average for the first three months of the 12-month measurement period ending on September 30, 2007.  Market prices for paper are volatile and subject to significant fluctuations.  Accordingly, the average market price per ton for the 12-month period ending on September 30, 2007 may be significantly different than the average as of December 31, 2006.

15.   Retirement and Benefit Plans

Pension and Other Postretirement Benefit Plans

Through October 28, 2004, some of the Company’s employees were covered by noncontributory defined benefit pension plans. Effective July 31, 2004, the Company established separate mirror plans for active employees in the paper and forest products businesses, and transferred the associated assets and obligations to the new plans. Effective October 29, 2004, under the terms of the Asset Purchase Agreement, the Company transferred sponsorship of the plans covering active employees of the paper and forest products businesses to Boise Cascade, L.L.C. As a result, only those terminated vested employees and retirees whose employment with the Company ended on or before July 31, 2004, and some active OfficeMax, Contract employees, were covered under the plans sponsored by the Company. OfficeMax, Retail employees, among others, never participated in any of the Company’s defined benefit pension plans. The Company’s salaried pension plan was closed to new entrants on November 1, 2003, and on December 31, 2003, the benefits of eligible OfficeMax, Contract participants were frozen. Active OfficeMax, Contract employees who were eligible to participate in the plan on December 31, 2003 were credited with one additional year of service on January 1, 2004, at a reduced 1% crediting rate.

Under the terms of the Company’s plans, the pension benefit for salaried employees was based primarily on the employees’ years of service and highest five-year average compensation. The pension benefit for hourly employees was generally based on a fixed amount per year of service. The Company’s general funding policy is to make contributions to the plans in amounts that are within the limits of deductibility under current tax regulations, and not less than the minimum contribution required by law. The Company generally uses a measurement date consistent with its year end for its pension plans.

The Company also sponsors various retiree medical benefit plans. The type of retiree medical benefits and the extent of coverage vary based on employee classification, date of retirement, location, and other factors. All of the Company’s postretirement medical plans are unfunded. The Company explicitly reserves the right to amend or terminate its retiree medical plans at any time, subject only to constraints, if any, imposed by the terms of collective bargaining agreements. Amendment or termination may significantly affect the amount of expense incurred.

During the third quarter of 2005, the Company made changes to its retiree medical benefit plans that had the net effect of reducing the medical insurance subsidy provided to retirees, including eliminating the subsidy for certain retirees. As a result of these plan changes, the accumulated post-retirement benefit obligation was reduced by approximately $44 million. The plan changes were considered to be a negative plan amendment, as defined in SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other than Pensions.” Accordingly, there was no gain related to the plan changes recognized in the Consolidated Statement of Income (Loss) for 2005. The reduction in the accumulated post-retirement benefit obligation will be recognized ratably over the remaining life expectancy of the participants in the plans, which is currently estimated to be approximately 12 years.

Obligations and Funded Status

The changes in pension and other postretirement benefit obligations and plan assets during 2006 and 2005, as well as the funded status of the Company’s plans at December 30, 2006 and December 31, 2005, were as follows:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,382,760	$1,394,125	$31,523	$78,871
Service cost	1,600	959	870	643
Interest cost	74,679	75,266	1,583	3,668
Amendments	—	—	—	(44,240)
Actuarial (gain) loss	20,007	8,138	(180)	(963)
Changes due to exchange rates	—	—	35	490
Transfers and immediate recognition	6,158	—	—	—
Benefits paid	(103,649)	(95,728)	(2,042)	(6,946)
Benefit obligation at end of year	$1,381,555	$1,382,760	$31,789	$31,523
Change in plan assets:
Fair value of plan assets at beginning of year	$1,146,596	$1,161,894	$—	$—
Actual return on plan assets	130,690	77,654	—	—
Employer contributions	9,638	2,776	2,042	6,946
Benefits paid	(103,649)	(95,728)	(2,042)	(6,946)
Fair value of plan assets at end of year	$1,183,275	$1,146,596	$—	$—
Funded status	$(198,280)	$(236,165)	$(31,789)	$(31,523)
Unrecognized actuarial loss	335,444	383,431	10,220	11,086
Unrecognized transition obligation	—	—	4,947	5,317
Unrecognized prior service cost (benefit)	—	—	(41,845)	(45,797)
Net amount recognized	$137,164	$147,266	$(58,467)	$(60,917)

The following table shows the amounts recognized in the Consolidated Balance Sheets related to the Company’s defined benefit pension and other postretirement benefit plans at year end:

	Pension Benefits		Other Benefits
	2006	2005	2006	2005
	(thousands)
Prepaid benefit cost	$—	$182,088	$—	$—
Deferred income tax assets	130,488	144,848	(10,690)	—
Accrued benefit liability—current	(11,100)	(2,600)	(2,100)	(6,900)
Accrued benefit liability—non-current	(187,180)	(404,578)	(29,689)	(54,017)
Accumulated other comprehensive loss	204,956	227,508	(15,988)	—
Net amount recognized	$137,164	$147,266	$(58,467)	$(60,917)

The Company adopted the recognition provisions of SFAS No. 158, “Employer’s Accounting for Defined Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R),” as of December 30, 2006, which requires the recognition of the funded status of all defined benefit plans in the statement of financial position, and that changes in the funded status be recognized through other comprehensive income (OCI), net of tax, in the year in which the changes occur. The initial recognition of the funded status of the Company’s pension and other postretirement plans resulted in an increase in shareholders’ equity of $11.9 million, which was net of  income taxes of $7.6 million. The incremental effect of applying SFAS No. 158 on the Consolidated Balance Sheet at December 30, 2006, was as follows:

	Before SFAS No. 158	Incremental Effect of SFAS No.158	After SFAS No. 158
	(thousands)
Other assets	$173,824	$(173,824)	$—
Accrued benefit liability - current and long-term	423,388	(193,319)	230,069
Accumulated other comprehensive loss	200,879	(11,911)	188,968
Deferred income tax assets	127,382	(7,584)	119,798

Components of Net Periodic Benefit Cost (Income)

The components of net periodic benefit cost (income) are as follows:

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
	(thousands)
Service cost	$1,600	$959	$25,370	$870	$643	$1,743
Interest cost	74,679	75,266	100,675	1,583	3,668	6,176
Expected return on plan assets	(87,353)	(84,135)	(99,165)	—	—	—
Recognized actuarial loss	23,159	29,628	38,071	692	675	1,075
Plan settlement/curtailment/closures expense (benefit)	1,580	—	94,885	—	—	(24,002)
Amortization of prior service costs and other	—	—	9,386	(3,571)	(826)	(530)
Company-sponsored plans	13,665	21,718	169,222	(426)	4,160	(15,538)
Multiemployer pension plans	—	—	460	—	—	—
Net periodic benefit cost (income)	$13,665	$21,718	$169,682	$(426)	$4,160	$(15,538)

The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $20.2 million. The estimated net actuarial loss, transition obligation and prior service benefit for the retiree medical plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost (income) over the next fiscal year are $0.5 million, $0.4 million and ($4.0) million, respectively.

Assumptions

The assumptions used in accounting for the Company’s plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key assumptions used in the measurement of the Company’s benefit obligations:

	Pension Benefits			Other Benefits
				United States			Canada
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Weighted average assumptions as of year end:
Discount rate	5.80%	5.60%	5.60%	5.60%	5.20%	5.60%	5.00%	5.10%	6.00%
Rate of compensation increase	—	—	—	—	—	—	—	—	—

The following table presents the assumptions used in the measurement of net periodic benefit cost:

	Pension Benefits			Other Benefits
				United States			Canada
	2006	2005	2004	2006	2005	2004	2006	2005	2004
Weighted average assumptions:
Discount rate	5.60%	5.60%	5.75%	5.20%	5.48%	5.75%	5.10%	6.00%	6.25%
Expected return on plan assets	8.00%	8.00%	8.25%	—	—	—	—	—	—
Rate of compensation increase	—	—	4.25%	—	—	—	—	—	—

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

The expected long-term rate of return on plan assets assumption is based on the weighted average of expected returns for the major asset classes in which the plans’ assets are held. Asset-class expected returns are based on long-term historical returns, inflation expectations, forecasted gross domestic product and earnings growth, as well as other economic factors. The weights assigned to each asset class are based on the Company’s investment strategy. The weighted-average expected return on plan assets used in the calculation of net periodic pension benefit cost for 2006 is 8.00%.

The following table presents the assumed healthcare cost trend rates used in measuring the Company’s postretirement benefit obligations at December 30, 2006 and December 31, 2005:

	United States		Canada
	2006	2005	2006	2005
Weighted average assumptions as of year-end:
Healthcare cost trend rate assumed for next year	—	8.00%	9.50%	10.00%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	—	2009	2015	2015

The assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
	(thousands)
Effect on total of service and interest cost	$421	$(322)
Effect on postretirement benefit obligation	$3,469	$(2,737)

Effective October 1, 2005, the healthcare cost trend rate assumptions for the U.S. plan were reduced to zero following the adoption of plan changes that reduced the medical insurance subsidy to retirees as discussed previously. As a result, the above amounts reflect the impact of changes in trend rates for the Canadian plan only.

Plan Assets

The allocation of pension plan assets by category at December 30, 2006 and December 31, 2005 is as follows:

Asset Category	2006	2005
U.S. equity securities	45.1%	51.5%
International equity securities	23.4%	15.7%
Fixed-income securities	31.5%	32.8%
	100%	100%

The Company’s Retirement Funds Investment Committee is responsible for establishing and overseeing the implementation of the investment policy for the Company’s pension plans. The investment policy is structured to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses, in order to enable the plans to satisfy their benefit payment obligations over time. Plan assets are invested primarily in U.S. equities, international equities and fixed-income securities. The Company uses benefit payments and Company contributions as its primary rebalancing mechanisms to maintain the asset class exposures within the guideline ranges established under the investment policy.

The current asset allocation guidelines set forth a U.S. equity range of 40% to 50%, an international equity range of 20% to 26% and a fixed-income range of 27% to 37%. Asset-class positions within the ranges are continually evaluated and adjusted based on expectations for future returns, the funded position of the plans and market risks. Occasionally, the Company may utilize futures or other financial instruments to alter the pension trust’s exposure to various asset classes in a lower-cost manner than trading securities in the underlying portfolios. At December 30, 2006 and December 31, 2005, the pension trust did not have any equity investments in the Company’s common stock.

Cash Flows

Pension plan contributions include required statutory minimums and, in some years, additional discretionary amounts. During 2006, the Company made cash contributions to its pension plans totaling $9.6 million. During 2005, the Company made cash contributions to its pension plans totaling $2.8 million. In 2004, cash contributions to the Company’s pension plans totaled $279.8 million. Minimum contribution requirements for 2007 are approximately $11 million. However, the Company may elect to make additional voluntary contributions.

Qualified pension benefit payments are paid from the assets held in the plan trust, while nonqualified pension and other benefit payments are paid by the Company. Future benefit payments by year are estimated to be as follows:

	Pension Benefits	Other Benefits
	(thousands)
2007	$103,788	$2,551
2008	102,835	2,347
2009	101,679	2,156
2010	100,616	2,009
2011	99,742	1,875
Years 2012-2016	485,165	8,251

Defined Contribution Plans

The Company also sponsors defined contribution plans for most of its employees. Through 2004, the Company sponsored four contributory defined contribution savings plans for most of its salaried and hourly employees: a plan for OfficeMax, Retail employees, a plan for non-Retail salaried employees, a plan for union hourly employees, and a plan for non-Retail, nonunion hourly employees. Effective October 29, 2004, the defined contribution plan account balances for active paper and forest products employees were transferred to plans established by Boise Cascade, L.L.C. The plan for non-Retail salaried employees includes an employee stock ownership plan (“ESOP”) component through which the Company matches contributions of eligible employees. Under that plan, the Company’s Series D ESOP convertible preferred stock is allocated to eligible participants, as principal and interest payments are made on the ESOP debt by the plan. The ESOP debt was guaranteed by the Company. (See Note 16, Shareholders’ Equity for additional information related to the ESOP.) The final principal and interest payments on the ESOP debt were made on June 30, 2004. All remaining shares were allocated to the ESOP participants as matching contributions in 2005. As a result, Company matching contributions for ESOP participants are now made in cash. In January 2005, all of the remaining savings plans were merged into a single plan. Total Company contributions to the defined contribution savings plans were $7.8 million in 2006, $9.9 million in 2005, and $26.6 million in 2004.

16.   Shareholders’ Equity

Preferred Stock

At December 30, 2006, 1,216,335 shares of 7.375% Series D ESOP convertible preferred stock were outstanding, compared with 1,216,335 shares outstanding at December 31, 2005 and 1,376,987 shares outstanding at December 31, 2004. The Series D ESOP convertible preferred stock is shown in the Consolidated Balance Sheets at its liquidation preference of $45 per share. This preferred stock, a portion of which was redeemed in 2004 with proceeds from the Sale, was originally issued to the trustee of the Company’s ESOP for salaried employees in 1989, and was allocated to eligible participants through 2005. All shares outstanding have been allocated to participants in the plan. Each ESOP preferred share is entitled to one vote, bears an annual cumulative dividend of $3.31875 and is convertible at any time by the trustee to 0.80357 share of common stock. The ESOP preferred shares may not be redeemed for less than the liquidation preference.

The Company redeemed $110 million of its Series D preferred stock on November 1, 2004, and paid related accrued dividends of $3 million.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, of which 74,903,220 shares were issued and outstanding at December 30, 2006. Of these, 7,170 shares were restricted stock, which is discussed below. Of the unissued shares, 8,133,246 shares were reserved for the following purposes:

Conversion or redemption of Series D ESOP preferred stock	977,410
Issuance under OfficeMax Incentive and Performance Plan	5,657,893
Issuance under Key Executive Stock Option Plan	1,382,264
Issuance under Director Stock Compensation Plan	7,475
Issuance under Director Stock Option Plan	36,000
Issuance under Key Executive Deferred Compensation Plan	13,464
Issuance under 2003 Director Stock Compensation Plan	58,740

The Company has a shareholder rights plan that was adopted in December 1988. The current rights plan, as amended and restated, took effect in December 1998 and expires in December 2008. On January 18, 2006, the Company announced that the Company’s Board of Directors voted not to seek an extension of the shareholder rights plan when it expires in 2008.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss includes the following:

	Minimum Pension Liability Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at December 31, 2004, net of taxes	$(236,123)	$91,424	$(144,699)
Current-period changes, before taxes	14,099	(6,037)	8,062
Income taxes	(5,484)	—	(5,484)
Balance at December 31, 2005, net of taxes	(227,508)	85,387	(142,121)
Current-period changes, before taxes	29,999	11,581	41,580
Income taxes	(3,365)	—	(3,365)
Adjustment from initial adoption of SFAS No. 158, net of tax	11,911	—	11,911
Balance at December 30, 2006, net of taxes	$(188,963)	$96,968	$(91,995)

Share-Based Payments

In December 2004, the FASB issued SFAS No. 123R, “Share Based Payment.” SFAS 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. SFAS 123R requires entities to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment transactions and requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.

Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Accordingly, the financial statements for periods prior to January 1, 2006 have not been restated to reflect the adoption of SFAS 123R. Under the modified prospective transition method, the Company must record compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards that remain outstanding at the adoption date, under the fair value method. Previously, the Company recognized compensation expense for share-based awards to employees using the fair-value-based guidance in SFAS 123. Due to the fact that the Company had previously accounted for share-based awards using SFAS 123, the adoption of SFAS 123R did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Company sponsors several share-based compensation plans, which are described below. Compensation costs related to the Company’s share-based plans were $24.7 million, $10.0 million and $25.1 million for 2006, 2005 and 2004, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $9.6 million for 2006, $3.9 million for 2005 and $9.8 million for 2004.

2003 Director Stock Compensation Plan and OfficeMax Incentive and Performance Plan

In February 2003, the Company’s Board of Directors adopted the 2003 Director Stock Compensation Plan (the “2003 DSCP”) and the 2003 OfficeMax Incentive and Performance Plan (the “2003 Plan”), formerly named the 2003 Boise Incentive and Performance Plan, which were approved by shareholders in April 2003.

A total of 58,740 shares of common stock are reserved for issuance under the 2003 DSCP. Prior to December 8, 2005, the 2003 DSCP permitted non-employee directors to elect to receive some or all of their annual retainer and meeting fees in the form of options to purchase shares of the Company’s common stock. Non-employee directors who elected to receive a portion of their compensation in the form of stock options did not receive cash for that portion of their compensation. The difference between the $2.50-per-share exercise price of the options and the market value of the common stock on the date of grant was equal to the cash compensation that participating directors elected to forego and was recognized as compensation expense in the Consolidated Statements of Income (Loss). On December 8, 2005, the Board of Directors amended the 2003 DSCP to eliminate the choice to receive discounted stock options. All options granted under the 2003 DSCP expire three years after the holder ceases to be a director.

The 2003 Plan was effective January 1, 2003, and replaced the Key Executive Performance Plan for Executive Officers, Key Executive Performance Plan for Key Executives/Key Managers, 1984 Key Executive Stock Option Plan (“KESOP”), Key Executive Performance Unit Plan (“KEPUP”) and Director Stock Option Plan (“DSOP”). No further grants or awards have been made under the Key Executive Performance Plans, KESOP, KEPUP, or DSOP since 2003. A total of 5,657,893 shares of common stock is reserved for issuance under the 2003 Plan. The Company’s executive officers, key employees and nonemployee directors are eligible to receive awards under the 2003 Plan at the discretion of the Executive Compensation Committee of the Board of Directors. Eight types of awards may be granted under the 2003 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, annual incentive awards and stock bonus awards.

Restricted Stock and Restricted Stock Units

In 2006, the Company granted to employees and nonemployee directors 1,157,479 restricted stock units (“RSUs”). The weighted-average grant-date fair value of the RSUs was $28.79. As of December 30, 2006, 1,100,469 of these RSUs remained outstanding, which vest after defined service periods as follows: 12,159 units in 2007, 544,151 in 2008 and 544,159 in 2009. The remaining compensation expense to be recognized related to this grant, net of estimated forfeitures, is approximately $25 million.

In 2005, the Company granted to employees and nonemployee directors 728,123 RSUs. The weighted-average grant-date fair value of the RSUs was $33.15. As of December 30, 2006, 558,449 of these RSUs remained outstanding, which vest after defined service periods as follows: 30,910 units in 2006, 475,639 units in 2007, 45,900 units in 2008 and 3,000 units in both 2009 and 2010. The remaining compensation expense to be recognized related to this grant, net of estimated forfeitures, is approximately $2 million.

In 2004, the Company granted 366,775 RSUs to employees and 14,765 shares of restricted stock to nonemployee directors. The weighted-average grant-date fair value of the RSUs and restricted stock shares was $32.14. The vesting of the 2004 RSU award to employees was based on performance criteria established for 2004 and 2005. The performance criteria were not met; therefore, no compensation expense was recorded for this RSU award, and these units were forfeited and will not be distributed. The restricted stock granted to directors vests six months after their termination or retirement from board service, and 7,170 of these restricted stock shares remain restricted and outstanding at December 30, 2006.

Restricted stock shares are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed. RSUs are restricted until they vest and are convertible into one common share after the restriction has lapsed. No entries are made in the financial statements on the grant date of restricted stock and RSU awards. The Company recognizes compensation expense related to these awards over the vesting periods based on the closing prices of the Company’s common stock on the grant dates. If these awards contain performance criteria, management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. In 2006, 2005 and 2004, the Company recognized $24.1 million, $9.2 million and $25.1 million, respectively, of pre-tax compensation expense and additional paid-in capital related to restricted stock and RSU awards.

Restricted shares and RSUs are not included as shares outstanding in the calculation of basic earnings per share, but are included in the number of shares used to calculate diluted earnings per share as long as all applicable performance criteria are met, and their effect is dilutive. When the restriction lapses on restricted stock, the par value of the stock is reclassified from additional paid-in-capital to common stock. When the restriction lapses on RSUs, the units are converted to unrestricted common shares and the par value of the stock is reclassified from additional paid-in-capital to common stock. Unrestricted shares are included in shares outstanding for purposes of calculating both basic and diluted earnings per share. Depending on the terms of the applicable grant agreement, restricted stock and RSUs may be eligible to receive all dividends declared on the Company’s common shares during the vesting period; however, such dividends are not paid until the restrictions lapse.

Stock Units

The Company has a shareholder approved deferred compensation program for certain of its executive officers that allows them to defer a portion of their cash compensation. Previously, these officers could allocate their deferrals to a stock unit account. Each stock unit is equal in value to one share of the Company’s common stock. The Company matched deferrals used to purchase stock units with a 25% Company allocation of stock units. The value of deferred stock unit accounts is paid in shares of the Company’s common stock when an officer retires or terminates employment. At December 30, 2006, 13,464 stock units were allocated to the accounts of these executive officers. As a result of an amendment to the plan, no additional deferrals can be allocated to the stock unit accounts.

Stock Options

In addition to the 2003 DSCP and the 2003 Plan discussed above, the Company has the following shareholder-approved stock option plans: the Key Executive Stock Option Plan (“KESOP”), the Director Stock Option Plan (“DSOP”) and the Director Stock Compensation Plan (“DSCP”). No further grants will be made under the KESOP, DSOP and DSCP.

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

A summary of stock option activity for the years ended December 30, 2006 and December 31, 2005 and 2004 is presented in the table below:

	2006		2005		2004
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Balance at beginning of year	5,759,545	$32.39	6,963,462	$32.62	8,457,888	$32.16
Options granted	—	—	310,200	32.38	9,032	2.50
Options exercised	(3,993,857)	32.62	(883,817)	28.00	(1,202,308)	27.56
Options forfeited and expired	(12,500)	37.57	(630,300)	41.20	(301,150)	38.95
Balance at end of year	1,753,188	$31.81	5,759,545	$32.39	6,963,462	$32.62
Exercisable at end of year	1,522,390		5,449,345		6,954,430
Weighted average fair value of options granted (Black-Scholes)	—		$7.21		$27.63

The following table provides summarized information about stock options outstanding at December 30, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	12,724	—	$2.50	12,724	$2.50
$18.00 — $28.00	615,004	3.6	27.62	615,004	27.62
$28.01 — $39.00	1,125,460	4.5	34.43	894,662	34.95

The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is approximately $0.8 million. At December 30, 2006, the aggregate intrinsic value of outstanding stock options was $31.3 million and for exercisable stock options was $27.3 million. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company’s closing stock price on the last trading day of the fourth quarter of 2006 and the exercise price, multiplied by the number of in-the-money options at the end of the quarter).

The Company did not grant any stock options in 2006. To calculate stock-based employee compensation expense under the fair value method as outlined in SFAS 123 in 2005 and 2004, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.3% in 2005 and 3.6% in 2004 (based on the applicable Treasury bill rate); expected dividends of 60 cents per share in both years (based on actual cash dividends expected to be paid); expected life of 3.4 years in 2005 and 4.3 years in 2004 (based on the time period options are expected to be outstanding based on historical experience); and expected stock price volatility of 28% in 2005 and 40% in 2004 (based on the historical volatility of the Company’s common stock).

Other

In May 2005, the Company repurchased 23.5 million shares of its common stock and the associated common stock purchase rights through a modified Dutch auction tender offer at a purchase price of $775.5 million, or $33.00 per share, plus transaction costs.

In September 1995, the Company’s Board of Directors authorized the purchase of up to 4.3 million shares of the Company’s common stock. As part of this authorization, the Company repurchased odd-lot shares (fewer than 100 shares) from shareholders wishing to exit their holdings in the Company’s common stock. Shares repurchased under this program are retired. Since 1995, the Company has repurchased 50,577 shares of common stock under this authorization, including 907 shares in 2006 and 2,190 shares in 2005. The Company’s Board of Directors terminated the share repurchase authorization in December 2006.

17.   Segment Information

The Company manages its business using three reportable segments: OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other. Results for periods prior to the sale include the operations of the Boise Building Solutions and Boise Paper Solutions segments. Substantially all of the assets and operations of these segments were included in the Sale. Each of the Company’s segments represents a business with differing products, services and/or distribution channels. Each of these segments requires distinct operating and marketing strategies. Management reviews the performance of the Company based on these segments.

OfficeMax, Contract distributes a broad line of items for the office, including office supplies and paper, technology products and solutions and office furniture. OfficeMax, Contract sells directly to large corporate and government offices, as well as small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Hawaii, Australia and New Zealand through office products stores. Substantially all products sold by OfficeMax, Contract are purchased from third-party manufacturers or industry wholesalers, except office papers. OfficeMax, Contract purchases office papers primarily from the paper operations of Boise Cascade, L.L.C., under a 12-year paper supply contract entered into at the time of the Sale. (See Note 18, Commitments and Guarantees, for additional information related to the paper supply contract.)

OfficeMax, Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. OfficeMax, Retail has operations in the United States, Puerto Rico and the U.S. Virgin Islands. OfficeMax, Retail office supply stores feature OfficeMax ImPress, an in-store module devoted to print-for-pay and related services. The retail segment also operates office supply stores in Mexico through a 51%-owned joint venture. Substantially all products sold by OfficeMax, Retail are purchased from third-party manufacturers or industry wholesalers, except office papers. OfficeMax, Retail purchases office papers primarily from the paper operations of Boise Cascade, L.L.C., under a 12-year paper supply contract entered into at the time of the Sale. (See Note 18, Commitments and Guarantees, for additional information related to the paper supply contract.)

Boise Building Solutions was a major producer of plywood, lumber and particleboard. This segment also manufactured engineered wood products, including laminated veneer lumber, wood I-joists and laminated beams. Most of the production was sold to independent wholesalers and dealers or through the segment’s building materials distribution outlets for use in housing, industrial construction and a variety of manufactured products. Substantially all of the assets of this segment were included in the Sale. The Company retained ownership of a facility near Elma, Washington, that manufactures integrated wood-polymer building materials. In December 2004, the board of directors authorized management to pursue the divestiture of this facility. (See Note 3, Discontinued Operations for additional information related to the Elma, Washington facility.) The following segment tables have been adjusted for this discontinued operation.

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

No single customer accounts for 10% or more of consolidated trade sales. Export sales to foreign unaffiliated customers were $104.0 million in 2004. There were no such sales in 2006 and 2005.

OfficeMax, Contract has foreign operations in Canada, Australia and New Zealand. OfficeMax, Retail has foreign operations in Mexico through a 51%-owned joint venture. Boise Building Solutions had operations in Canada and Brazil. The Company also had a 47% interest in an oriented strand board plant in Canada, which was accounted for under the equity method and sold in May 2004.

The following table summarizes by geography, net sales for fiscal years 2006, 2005 and 2004, and long-lived assets at each year end:

	2006	2005	2004
	(millions)
Net sales
United States	$7,617.2	$7,878.6	$11,986.8
Foreign	1,348.5	1,279.1	1,283.4
	$8,965.7	$9,157.7	$13,270.2
Long-lived assets
United States	$3,805.3	$4,013.5	$4,072.7
Foreign	313.9	316.6	323.4
	$4,119.2	$4,330.1	$4,396.1

Segment sales to external customers by product line are as follows:

	2006	2005	2004
	(millions)
OfficeMax, Contract
Office supplies and paper	$2,568.9	$2,598.1	$2,462.0
Technology products	1,551.9	1,469.2	1,403.9
Office furniture	593.7	561.3	502.9
	4,714.5	4,628.6	4,368.8
OfficeMax, Retail
Office supplies and paper	1,585.9	1,639.6	1,768.4
Technology products	2,210.8	2,363.5	2,308.0
Office furniture	454.5	526.0	404.9
	4,251.2	4,529.1	4,481.3
Total OfficeMax
Office supplies and paper	4,154.8	4,237.7	4,230.4
Technology products	3,762.7	3,832.7	3,711.9
Office furniture	1,048.2	1,087.3	907.8
	8,965.7	9,157.7	8,850.1
Boise Building Solutions
Structural panels	—	—	1,042.4
Engineered wood products	—	—	487.0
Lumber	—	—	859.5
Particleboard	—	—	58.8
Building supplies and other	—	—	785.1
	—	—	3,232.8
Boise Paper Solutions
Uncoated free sheet	—	—	425.6
Containerboard and corrugated containers	—	—	425.7
Newsprint	—	—	157.9
Market pulp and other	—	—	152.1
	—	—	1,161.3
Corporate and Other	—	—	26.0
	$8,965.7	$9,157.7	$13,270.2

An analysis of the Company’s operations by segment is as follows:

Selected Components of Income (Loss)
	Sales		Income (Loss) Before Taxes	Earnings	Depreciation, Amortization, and Cost of Company	Capital		Invest- ments
Trade	Inter- segment	Total	and Minority Interest(a)	from Affiliates	Timber Harvested	Expendi- tures	Assets	In Affiliates
(millions)
Year Ended December 30, 2006

OfficeMax, Contract	$4,714.5	$—	$4,714.5	$197.7	$—	$60.6	$82.7	$1,576.5	—
OfficeMax, Retail	4,251.2	—	4,251.2	86.3	—	67.1	93.6	2,479.9	—
	8,965.7	—	8,965.7	284.0	—	127.7	176.3	4,056.4
Corporate and Other	—	—	—	(118.1)	5.9	0.1	—	2,159.6	175.0
	$8,965.7	$—	$8,965.7	$165.9	5.9	127.8	176.3	6,216.0	175.0
Interest expense	—	—	—	(123.1)	—	—	—	—	—
Interest Income and other	—	—	—	129.1	—	—	—	—	—
	$8,965.7	$—	$8,965.7	$171.9	$5.9	$127.8	$176.3	$6,216.0	$175.0
Year Ended December 31, 2005
OfficeMax, Contract	$4,628.6	$—	$4,628.6	$100.3	$—	$66.3	$121.0	$1,515.2	$—
OfficeMax, Retail	4,529.1	—	4,529.1	27.9	—	84.7	65.9	2,558.1	—
	9,157.7	—	9,157.7	128.2	—	151.0	186.9	4,073.3	—
Corporate and Other	—	—	—	(118.5)	5.5	0.2	0.4	2,198.5	175.0
	$9,157.7	$—	$9,157.7	$9.7	5.5	151.2	187.3	6,271.8	175.0
Assets held for sale	—	—	—	—	—	—	—	0.3	—
Interest expense	—	—	—	(128.5)	—	—	—	—	—
Interest income and other	—	—	—	95.6	—	—	—	—	—
Debt retirement expense	—	—	—	(14.4)	—	—	—	—	—
	$9,157.7	$—	$9,157.7	$(37.6)	$5.5	$151.2	$187.3	$6,272.1	$175.0
Year Ended December 31, 2004
OfficeMax, Contract	$4,368.8	$2.0	$4,370.8	$107.0	$—	$66.7	$63.6	$1,578.1	$—
OfficeMax, Retail	4,481.3	—	4,481.3	22.7	—	86.1	85.5	2,499.2	—
	8,850.1	2.0	8,852.1	129.7	—	152.8	149.1	4,077.3	—
Boise Building Solutions	3,232.8	24.9	3,257.7	319.2	6.3	32.7	55.3	—	—
Boise Paper Solutions	1,161.3	509.1	1,670.4	38.8	—	157.2	88.0	—	—
Corporate and Other	26.0	53.6	79.6	184.3	—	12.3	5.8	3,535.9	175.9
	$13,270.2	$589.6	$13,859.8	$672.0	6.3	355.0	298.2	7,613.2	175.9
Assets held for sale	—	—	—	—	—	—	—	24.1
Intersegment eliminations	—	(589.6)	(589.6)	—	—	—	—	—	—
Interest expense	—	—	—	(151.9)	—	—	—	—	—
Interest income and other	—			15.5
Debt retirement expense	—			(137.1)
Timber notes securitization	—	—	—	(19.0)	—	—	—	—	—
	$13,270.2	$—	$13,270.2	$379.5	$6.3	$355.0	$298.2	$7,637.3	$175.9

(a)             See Note 6, Other Operating, Net and Note 10, Investments in Affiliates, for an explanation of items affecting the segments.

18.   Commitments and Guarantees

Commitments

The Company has commitments for minimum lease payments due under noncancelable leases and for the repayment of outstanding long-term debt. In addition, the Company has purchase obligations for goods and services and capital expenditures that were entered into in the normal course of business.

Pursuant to an Additional Consideration Agreement between OfficeMax and Boise Cascade, L.L.C. related to the Sale, the Company may be required to make substantial cash payments to, or receive substantial cash payments from, Boise Cascade, L.L.C. Under the Additional Consideration Agreement, the Sale proceeds may be adjusted upward or downward based on paper prices during the six years following the Sale, subject to annual and aggregate caps. Specifically, we have agreed to pay Boise Cascade, L.L.C. $710,000 for each dollar by which the average market price per ton of a specified grade of cut-size office paper during any 12-month period ending on September 30 is less than $800. Boise Cascade, L.L.C. has agreed to pay us $710,000 for each dollar by which the average market price per ton exceeds $920. Under the terms of the agreement, neither party will be obligated to make a payment in excess of $45 million in any one year. Payments by either party are also subject to an aggregate cap of $125 million that declines to $115 million in the fifth year and $105 million in the sixth year. (See Note 14, Financial Instruments, Derivatives and Hedging Activities, for more information related to the Additional Consideration Agreement).

In connection with the Sale, the Company entered into a paper supply contract with affiliates of Boise Cascade, L.L.C. under which we are obligated to purchase our North American requirements for cut-size office paper, to the extent Boise Cascade, L.L.C. produces such paper, until December 2012, at prices approximating market levels. The Company’s purchase obligations under the agreement will phase-out over a four-year period beginning one year after the delivery of notice of termination, but not prior to December 31, 2012.

In accordance with the terms of a joint-venture agreement between the Company and the minority owner of the Company’s subsidiary in Mexico (OfficeMax de Mexico), the Company can be required to purchase the minority owner’s 49% interest in the subsidiary if certain earnings targets are achieved. At December 30, 2006 and throughout 2006, OfficeMax de Mexico had met these earnings targets. The earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to put its ownership interest to the Company, the purchase price would be equal to fair value, calculated based on the subsidiary’s earnings before interest, taxes and depreciation and amortization for the last four quarters, and the current market multiples for similar companies. The fair value purchase price at December 30, 2006 is estimated to be $65 million to $70 million.

Guarantees

The Company provides guarantees, indemnifications and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”

Indemnification obligations may arise from the Asset Purchase Agreement between OfficeMax Incorporated, OfficeMax Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C. and Boise Land & Timber Corp. The terms of this agreement include purchase price adjustments, which could require the Company to make additional payments in the future. Additionally, the Company has agreed to provide indemnification with respect to a variety of obligations. These indemnification obligations are subject, in some cases, to survival periods, deductibles and caps. At December 30, 2006, the Company is not aware of any material liabilities arising from these indemnifications.

There are twelve operating leases that have been assigned to other parties but for which the Company remains contingently liable in the event of nonpayment by the other parties. The lease terms vary and, assuming exercise of renewal options, extend through 2032. Annual rental payments under these leases are approximately $3.4 million.

The Company and its affiliates enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, officer and director indemnifications against third-party claims arising out of arrangements to provide services to the Company and indemnifications in merger and acquisition agreements. It is impossible to quantify the maximum potential liability under these indemnifications. At December 30, 2006, the Company is not aware of any material liabilities arising from these indemnifications.

19.   Legal Proceedings and Contingencies

OfficeMax Incorporated and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings. Some of these lawsuits and proceedings arose out of the operation of the paper and forest products assets prior to the closing of the Sale, for which OfficeMax agreed to retain responsibility. Also, as part of the Sale, the Company agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the Sale. The Company does not believe any of these retained proceedings are material to its business.

The Company has been notified that it is a “potentially responsible party” under the Comprehensive Environmental Response Compensation and Liability Act (“CERCLA”) or similar federal and state laws, or has received a claim from a private party, with respect to 12 active sites where hazardous substances or other contaminants are or may be located. All 12 active sites relate to operations either no longer owned by the Company or unrelated to its ongoing operations. In most cases, the Company is one of many potentially responsible parties, and its alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, the Company has established appropriate reserves. The Company believes it has minimal or no responsibility with regard to several other sites. The Company cannot predict with certainty the total response and remedial costs, its share of the total costs, the extent to which contributions will be available from other parties or the amount of time necessary to complete the cleanups. Based on its investigations; its experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties; the Company does not believe that the known actual and potential response costs will, in the aggregate, materially affect its financial position or results of operations.

Over the past several years and continuing into 2006, the Company has been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at job sites. The claims vary widely and often are not specific about the plaintiffs’ contacts with the Company. None of the claims seeks damages from the Company individually, and the Company is generally one of numerous defendants. Many of the cases filed against us have been voluntarily dismissed, although the Company has settled some cases. The settlements have been covered mostly by insurance, and the Company believes any future settlements or judgments in these cases would be similarly covered. To date, no asbestos case against the Company has gone to trial, and the nature of these cases makes any prediction as to the outcome of pending litigation inherently subjective. At this time, however, the Company believes its involvement in asbestos litigation is not material to either its financial position or its results of operations.

The Company and several former officers and/or directors of the Company or its predecessor are defendants in a consolidated, putative class action proceeding (Roth v. OfficeMax Inc., et. al, U.S. District Court, Northern District of Illinois) alleging violations of the Securities Exchange Act of 1934. The

Complaint alleges, in summary, that the Company failed to disclose (a) that vendor income had been improperly recorded, (b) that the Company lacked internal controls necessary to ensure the proper reporting of revenue and compliance with generally accepted accounting principles, and (c) that the Company’s 2004 and later results would be adversely affected by the Company’s allegedly improper practices. The relief sought includes unspecified compensatory damages, interest and costs, including attorneys’ fees. On September 21, 2005, the defendants filed a motion to dismiss the consolidated amended complaint, which is pending. On September 12, 2006, the court granted the defendant group’s joint motion to dismiss the consolidated amended complaint. On November 9, 2006, the plaintiffs filed a purported amended complaint. On January 19, 2007, the defendants filed a motion to dismiss the amended complaint, which is pending. The Company believes there are valid factual and legal defenses to these claims and intends to vigorously defend against them.

In June 2005, the Company announced that the SEC issued a formal order of investigation arising from the Company’s previously-announced internal investigation into its accounting for vendor income. The Company launched its internal investigation in December 2004 when the Company received claims by a vendor to its retail business that certain employees acted inappropriately in requesting promotional payments and in falsifying supporting documentation. The internal investigation was conducted under the direction of the Company’s audit committee and was completed in March 2005. The Company has cooperated fully with the SEC. The Company has had no communication with the SEC since August 2005.

Putative derivative actions have been filed in the Circuit Courts of Cook County (Homstrom v. Harad, et al.) and DuPage County, Illinois (Bryan v. Anderson, et al.) against a number of current and former officers and/or directors of the Company or its predecessor in connection with alleged misrepresentation of financial results (and, in the case of one former director and officer, for allegedly selling Company common stock while in possession of material, non-public information concerning the Company’s financial position and future prospects). Both derivative actions assert claims for breach of fiduciary duty and unjust enrichment, and the Homstrom complaint also includes claims for alleged abuse of control, mismanagement, and waste of corporate assets. The relief sought from the defendants includes recovery of costs incurred by the Company in its internal investigation and restatement, the disgorgement of compensation and, in the Homstrom case, the attorneys’ fees incurred by the Company in defending the Roth putative class action and the Company’s asserted exposure to a potentially substantial settlement or adverse judgment in the Roth case. The Company is a nominal defendant in the putative derivative actions and no monetary relief is sought from the Company. However, the Company has exposure in such cases for amounts it may be required to advance or incur on behalf of the individual defendants under its indemnification obligations. On February 21, 2007, the Bryan case was dismissed without prejudice.

The Company is also involved in other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, the Company’s recovery, if any, or liability, if any, under such pending litigation or administrative proceedings would not materially affect the Company’s financial position or results of operations.

20.   Quarterly Results of Operations (unaudited)

Summarized quarterly financial data is as follows:

	2006				2005
	First(a)	Second(b)	Third(c)	Fourth(d)	First(e)	Second(f)	Third(g)	Fourth(h)
	(millions, except per-share and stock price information)
Sales	$2,424	$2,041	$2,244	$2,257	$2,323	$2,092	$2,288	$2,455
Income (loss) from continuing operations	(14)	27	31	54	(1)	(17)	(.4)	(23)
Income (loss) from discontinued operations	(11)	—	—	4	(4)	(4)	(3)	(20)
Net income (loss)	(25)	27	31	58	(5)	(21)	(4)	(43)
Net income (loss) per common share from continuing operations(i)
Basic	(.21)	.36	.41	.72	(.03)	(.23)	(.02)	(.33)
Diluted	(.21)	.35	.41	.71	(.03)	(.23)	(.02)	(.33)
Net income (loss) per common share(i)
Basic	(.37)	.36	.41	.76	(.07)	(.28)	(.07)	(.62)
Diluted	(.37)	.35	.41	.76	(.07)	(.28)	(.07)	(.62)
Common stock dividends paid per share	.15	.15	.15	.15	.15	.15	.15	.15
Common stock prices(j)
High	31.73	44.73	45.38	51.80	34.84	34.12	33.60	32.99
Low	24.72	30.42	38.78	40.26	27.82	29.50	27.11	24.20

(a)             Includes $98.5 million of store closing and impairment charges, $15.7 million of charges related to headquarters consolidation and $11.0 million of charges for the write-down of impaired assets at the Company’s Elma, Washington manufacturing facility that is accounted for as a discontinued operation.

(b)            Includes $10.9 million of charges related to headquarters consolidation, $9.0 million of income related to favorable adjustments to facility closure reserves and $9.2 million of income from adjustments to the estimated fair value of the Additional Consideration Agreement we entered into in connection with the Sale.

(c)             Includes $11.4 million of charges related to headquarters consolidation, and $7.9 million of charges related to the reorganization in our Contract segment.

(d)            Includes $7.9 million of charges related to headquarters consolidation, $2.4 million of charges related to the reorganization in our Contract segment, including international restructuring and asset write-offs, $38.8 million of income from adjustments to the estimated fair value of the Additional Consideration Agreement we entered into in connection with the Sale, and $3.7 million of income tax benefits related to the Company’s Elma, Washington manufacturing facility that is accounted for as a discontinued operation.

(e)             Includes $12.2 million of costs related to the early retirement of debt, $11.3 million of charges related to the severance or relocation of employees and a $9.8 million charge related to a legal settlement.

(f)                Includes $5.5 million of charges related to the severance or relocation of employees and $3.9 million in non-recurring professional fees.

(g)            Includes $10.4 million of costs related to headquarters consolidation; and $2.9 million of impairment charges for capitalized software.

(h)             Includes $17.9 million of store closing and impairment charges, $14.5 million of costs related to headquarters consolidation, $5.4 million of costs related to international restructuring, $4.8 million of impairment charges for capitalized software and a $28.2 million pre-tax charge for the write-down of impaired assets at the Company’s Elma, Washington manufacturing facility that is accounted for as a discontinued operation.

(i)                 Quarters added together may not equal full year amount because each quarter is calculated on a stand-alone basis.

(j)                The Company’s common stock (symbol OMX) is traded on the New York Stock Exchange.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
OfficeMax Incorporated:

We have audited the accompanying consolidated balance sheets of OfficeMax Incorporated and subsidiaries as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OfficeMax Incorporated and subsidiaries as of December 30, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 30, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company adopted the provisions of Statements of Financial Accounting Standards No. 123R, “Share-based Payment”, and No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of OfficeMax Incorporated’s internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2007, expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
OfficeMax Incorporated:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that OfficeMax Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). OfficeMax Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 30, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2006, and our report dated February 28, 2007, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Chicago, Illinois
February 28, 2007

ITEM 9.                       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our independent registered public accounting firm regarding accounting or financial disclosure matters.

ITEM 9A.   CONTROLS AND PROCEDURES

(a)            Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the chief executive officer and chief financial officer directed and supervised an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The evaluation was conducted to determine whether the Company’s disclosure controls and procedures were effective in bringing material information about the Company to the attention of senior management. Based on this evaluation, our chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective in alerting them in a timely manner to material information that the Company is required to disclose in its filings with the Securities and Exchange Commission.

(b)           Management’s Report on Internal Control over Financial Reporting

OfficeMax’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 30, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, management concluded that as of December 30, 2006, OfficeMax’s internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has issued an audit report on management’s assessment of our internal control over financial reporting. That report appears on page 96.

(c)            Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-1(f) of the Exchange Act, during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

(a)            None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and nominees for director is presented under the caption “Board of Directors” in our proxy statement. This information is incorporated by reference.

Our officers are elected by the Board of Directors and hold office until a successor is chosen or qualified or until their earlier resignation or removal. Certain of our officers have employment agreements, which are described under the caption “Compensation Disclosure and Analysis” and under the caption “Estimated Termination Benefits—Mr. Duncan” in our proxy statement. This information is incorporated by reference. The following lists our executive officers covered by Section 16 of the Securities and Exchange Act of 1934 and gives a brief description of their business experience as of February 27, 2007:

Don Civgin, 45, was first elected an officer of the Company on October 3, 2005. Mr. Civgin became executive vice president, finance of the Company on October 3, 2005, and assumed the title of chief financial officer of the Company in November 2005. Prior to his election as executive vice president, finance of the Company, Mr. Civgin served as senior vice president and chief financial officer of General Binding Corporation, a designer, manufacturer and distributor of branded office equipment, related supplies and laminating equipment and films, from January 2002 to August 2005. From early 1997 to May 2001, Mr. Civgin was senior vice president—finance and senior vice president—merchandising operations of Montgomery Ward.

Phillip P. DePaul, 36, was first elected an officer of the Company on November 1, 2004. Mr. DePaul became the senior vice president and controller of the Company in 2004, and assumed the title of chief accounting officer of the Company in April 2006. Mr. DePaul previously served as senior vice president and controller of OfficeMax, Inc. beginning in 2000, and as director of financial planning of OfficeMax, Inc. beginning in 1998.

Sam Duncan, 55, joined our board of directors in 2005. Mr. Duncan became chairman, president and chief executive officer of the Company in 2005. Prior to his election as chief executive officer and president of the Company, Mr. Duncan was president and chief executive officer of ShopKo Stores, Inc., a multi-department retailer, from October 2002 to April 2005. From 1992 to 2002, Mr. Duncan held various merchandising and executive positions with Fred Meyer, Inc. (a division of The Kroger Co., a grocery retailer) including: president of Fred Meyer from 2001 to October 2002 and president of Ralph’s Supermarkets from 1998 to 2001. Mr. Duncan began his retail career in the supermarket industry in 1969 with Albertson’s, Inc., where he held various merchandising positions until 1992.

Michael D. Rowsey, 54, was first elected an officer of the Company on February 8, 2002. Mr. Rowsey has served as president of the Company’s Contract division since 2004. He previously served as Boise Office Solutions division vice president from 2000 until 2001, and as division senior vice president in charge of logistics and strategic planning until December 2003, when he was promoted to president—contract.

Ryan Vero, 37, was first elected an officer of the Company on November 1, 2004. Mr. Vero served as executive vice president, marketing of the Company from 2004 until June 27, 2005 when he became executive vice president and chief merchandising officer. Mr. Vero previously served as executive vice president, merchandising and marketing of OfficeMax, Inc. beginning in 2001 and executive vice president, e-commerce/direct of OfficeMax, Inc. beginning in 1995.

Information concerning our Audit Committee and our Audit Committee financial expert is set forth under the caption “Audit Committee Report” in our proxy statement and is incorporated by reference.

Information concerning the procedures by which security holders may recommend nominees to our Board of Directors is set forth under the caption “Shareholder Nominations for Directors” in our proxy statement and is incorporated by reference.

Information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement and is incorporated by reference.

We have adopted a Code of Ethics that applies to all OfficeMax employees and directors, including our senior financial officers. Copies of the Code are available, free of charge, on our website at www.officemax.com, by clicking on “About us,” “Investors” and then “Code of Ethics.” You also may obtain copies of this Code by contacting our Investor Relations Department, 263 Shuman Boulevard, Naperville, Illinois 60563, or by calling 630/864-6800. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to disclose such amendments or waivers by posting the required information on our website at the address above.

ITEM 11.   EXECUTIVE COMPENSATION

Information concerning compensation of OfficeMax’s executive officers and directors for the year ended December 30, 2006, is presented under the captions “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Award Tables,” “Other Compensation and Benefit Plans,” “Estimated Current Value of Change in Control Benefits,” “Estimated Termination Benefits,” and “Director Compensation” in our proxy statement. This information is incorporated by reference. Information regarding compensation committee interlocks is presented under the caption “Compensation Committee Interlocks and Insider Participation” in our proxy statement. This information is incorporated by reference. The report of our Executive Compensation Committee can be found under the caption “Compensation Committee Report” in our proxy. This information is incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)            Information concerning the security ownership of certain beneficial owners as of December 30, 2006, is set forth under the caption “Stock Ownership—Ownership of More Than 5% of OfficeMax Stock” in our proxy statement and is incorporated by reference.

(b)           Information concerning the security ownership of management as of December 30, 2006, is set forth under the caption “Stock Ownership—Directors and Executive Officers” in our proxy statement and is incorporated by reference.

(c)            Our shareholders have approved all of the company’s equity compensation plans, including the Director Stock Compensation Plan (the “DSCP”) and 2003 OfficeMax Incentive and Performance Plan (the “2003 Plan”), formerly the Boise Incentive and Performance Plan. These plans are designed to further align our directors’ and management’s interests with the Company’s long-term performance and the long-term interests of our shareholders. In December 2003, our shareholders also approved an amendment increasing the number of shares of common stock available for issuance under the 2003 Plan. The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 30, 2006.

Equity Compensation Plan Information
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (#)
Equity compensation plans approved by security holders	3,432,740	(1)	$16.25439	3,730,266	(2)
Equity compensation plans not approved by security holders	—		—	—
Total	3,432,740		$16.25439	3,730,266

(1)             Includes 12,724 shares issuable under our Director Stock Compensation Plan, 36,000 shares issuable under our Director Stock Option Plan, 1,382,264 shares issuable under our Key Executive Stock Option Plan, and 2,001,752 shares issuable under the OfficeMax Incentive and Performance Plan. The Director Stock Option Plan and Key Executive Stock Option Plan have been replaced by the OfficeMax Incentive and Performance Plan. None of the following are included in this chart: (a) interests in shares of common stock in the OfficeMax Common Stock Fund held by the trustee of the company’s 401(k) Savings Plan, (b) Series D Preferred Stock in the Employee Stock Ownership Plan (ESOP) fund (c) the deferred stock unit components of the company’s 2001 Key Executive Deferred Compensation Plan or (d) interests in the company stock fund of the Executive Savings Deferral Plan.

(2)             As of December 30, 2006, 53,491 shares were issuable under the Director Stock Compensation Plan and 3,676,775 shares were issuable under the OfficeMax Incentive and Performance Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning the independence of our directors, certain relationships and related transactions during 2006 and our policies with respect to such transactions is set forth under the captions “Director Independence” and “Related Transactions” in our proxy statement and is incorporated by reference. In addition, in 2006, certain of the entities which own or owned more than five percent of our stock purchased office supplies from us. These transactions were entered into in the ordinary course of business and at arms’ length negotiated rates. None of these transactions are material to our business or the business of the purchaser.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is set forth under the captions “Items You May Vote On—Appointment of Independent Registered Public Accounting Firm” and “Audit Committee Report—Audit, Audit-Related, and Other Nonaudit Services” in our proxy statement and is incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)            The following documents are filed as a part of this Form 10-K:

(1)           Consolidated Financial Statements.

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are presented in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

•        Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005.

•        Consolidated Statements of Income (Loss) for the years ended December 30, 2006, December 31, 2005 and December 31, 2004.

•        Consolidated Statements of Cash Flows for the years ended December 30, 2006, December 31, 2005 and December 31, 2004.

•        Consolidated Statements of Shareholders’ Equity for the years ended December 30, 2006, December 31, 2005 and December 31, 2004.

•        Notes to Consolidated Financial Statements.

•        Report of Independent Registered Public Accounting Firm.

(2)           Financial Statement Schedules.

All financial statement schedules have been omitted because they are inapplicable, not required or shown in the financial statements and notes in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

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
Sam K. Duncan Chief Executive Officer
Dated: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on February 28, 2007.

Signature	Capacity
(i) Principal Executive Officer:
/s/ SAM K. DUNCAN	Chief Executive Officer
Sam K. Duncan
(ii) Principal Financial Officer:
/s/ DON CIVGIN	Executive Vice President and Chief
Don Civgin	Financial Officer
(iii) Principal Accounting Officer:
/s/ PHILLIP P. DEPAUL	Senior Vice President, Controller
Phillip P. DePaul	and Chief Accounting Officer
(iv) Directors:
/s/ DORRIT J. BERN	/s/ SAM K. DUNCAN
Dorrit J. Bern	Sam K. Duncan
/s/ WARREN F. BRYANT	/s/ RAKESH GANGWAL
Warren F. Bryant	Rakesh Gangwal
/s/ BRIAN C. CORNELL	/s/ GARY G. MICHAEL
Brian C. Cornell	Gary G. Michael
/s/ JOSEPH M. DEPINTO	/s/ FRANCESCA RUIZ DE LUZURIAGA
Joseph M. DePinto	Francesca Ruiz de Luzuriaga
/s/ DAVID M. SZYMANSKI
David M. Szymanski

Consent of Independent Registered Public Accounting Firm

To the Board of Directors of OfficeMax Incorporated:

We consent to the incorporation by reference in the registration statements (Nos. 33-28595, 33-21964, 33-31642, 333-105223, 333-37124, 333-86425, 333-86427, 333-61106 and 333-110397) on Form S-8; and the registration statements (Nos. 333-41033, 333-74450 and 333-86362) on Form S-3 of OfficeMax Incorporated of our reports dated February 28, 2007, with respect to the consolidated balance sheets of OfficeMax Incorporated as of December 30, 2006 and December 31, 2005, and the related consolidated statements of income (loss), shareholders’ equity, and cash flows for each of the years in the three-year period ended December 30, 2006, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which reports appear in the December 30, 2006, annual report on Form 10-K of OfficeMax Incorporated.

Our report on the Company’s consolidated financial statements refers to changes in accounting for stock-based compensation and defined benefit and other postretirement plans during 2006.

/s/ KPMG LLP
Chicago, Illinois February 28, 2007	KPMG LLP

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed with the Annual Report on Form 10-K for the Year Ended December 30, 2006

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1		Agreement and Plan of Merger dated as of July 13, 2003, among Boise Cascade Corporation (now OfficeMax Incorporated), Challis Corporation, and OfficeMax, Inc.	8-K	001-05057	2	7/14/03
2.2		Asset Purchase Agreement dated July 26, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise Southern Company, Minidoka Paper Company and Forest Products Holdings, L.L.C., and Boise Land & Timber Corp.	8-K	001-05057	2	7/28/04
3.1		Restated Certificate of Incorporation, as restated to date	8-K	001-05057	3.1	4/24/06
3.2		Bylaws, as amended October 20, 2006	8-K	001-05057	3.1	10/25/06
4	.1(1)	Trust Indenture between Boise Cascade Corporation (now OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended	S-3	33-5673	4	5/13/86
4.2		Loan and Security Agreement dated as of June 24, 2005	8-K	001-05057	10.1	6/30/05
4.3		Renewed Rights Agreement, as amended and restated as of December 12, 2003	10-K	001-05057	4.3	3/2/04
9		Inapplicable
10	.1(a)	Paper Purchase Agreement between Boise White Paper, L.L.C., OfficeMax Contract, Inc., and OfficeMax North America, Inc.	10-Q	001-05057	10.1	11/9/04
10.2		Additional Consideration Agreement between Boise Cascade Corporation (now OfficeMax Incorporated) and Boise Cascade, L.L.C. dated October 29, 2004	10-Q	001-05057	10.2	11/9/04

10.3		Installment Note for $559,500,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.3	11/9/04
10.4		Installment Note for $258,000,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Southern Company (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.4	11/9/04
10.5		Installment Note for $817,500,000 between Boise Land & Timber II, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.5	11/9/04
10.6		Guaranty by Wachovia Corporation dated October 29, 2004	10-Q	001-05057	10.6	11/9/04
10.7		Guaranty by Lehman Brothers Holdings Inc. dated October 29, 2004	10-Q	001-05057	10.7	11/9/04
10	.8†,(2)	Employment Agreement between Boise Cascade Corporation (now OfficeMax Incorporated) and George J. Harad dated October 29, 2004, as amended	10-Q	001-05057	10.10	11/9/04
10.9		Registration Rights Agreement among Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C. dated October 29, 2004	10-Q	001-05057	10.11	11/9/04
10.10		Registration Rights Agreement among Kooskia Investment Corporation, Forest Products Holdings, L.L.C., and Boise Land & Timber Holdings Corp., dated October 29, 2004	10-Q	001-05057	10.12	11/9/04
10.11		Boise Cascade Holdings, L.L.C., Operating Agreement dated October 29, 2004	10-Q	001-05057	10.13	11/9/04

10.12		Securityholders Agreement among Boise Cascade Corporation (now OfficeMax incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004	10-Q	001-05057	10.14	11/9/04
10.13		Stockholders Agreement among Kooskia Investment Corporation, Forest Products Holdings, L.L.C., and Boise Land & Timber Holdings Corp., dated October 29, 2004	10-Q	001-05057	10.15	11/9/04
10.14		Purchase Agreement dated December 13, 2004, between OMX Timber Finance Investments I, LLC, OMX Timber Finance Investments II, LLC, OfficeMax Incorporated, Wachovia Capital Markets, LLC, and Lehman Brothers Inc.	8-K	001-05057	10.1	12/17/04
10.15		Indemnification Agreement dated December 13, 2004, between Wachovia Corporation, Lehman Brothers Holdings Inc., OMX Timber Finance Investments I, LLC, OMX Timber Finance Investments II, LLC, OfficeMax Incorporated, Wachovia Capital Markets, LLC, Lehman Brothers Inc.	8-K	001-05057	10.2	12/17/04
10	.16†	Executive Savings Deferral Plan	8-K	001-05057	10.2	12/15/04
10	.17†	2005 Deferred Compensation Plan	8-K	001-05057	10.3	12/15/04
10	.18†	2005 Directors Deferred Compensation Plan	8-K	001-05057	10.4	12/15/04
10	.19†	Directors Compensation Summary Sheet	8-K	001-05057	99.3	2/20/07
10	.20†	Form of Director Restricted Stock Award Agreement	8-K	001-05057	10.6	12/15/04
10	.21†	Form of OfficeMax Incorporated Nonstatutory Stock Option Agreement	8-K	001-05057	10.1	1/6/05
10	.22†	Executive Life Insurance Program	8-K	001-05057	10.1	2/16/05
10	.23†	Officer Annual Physical Program	8-K	001-05057	10.2	2/16/05
10	.24†	Financial Counseling Program	8-K	001-05057	10.3	2/16/05
10	.25†	Form of Amended 2005 Annual Incentive Award Agreement	10-K	001-05057	10.29	3/16/05

10	.26†	2004 Retention Bonus Plan	10-K	001-05057	10.30	3/16/05
10	.27†	Executive Officer Mandatory Retirement Policy	10-K	001-05057	10.31	3/16/05
10	.28†	Form of Severance Agreement with Executive Officer (for executive officer not covered by Supplement Early Retirement Plan)	10-K	001-05057	10.32	3/16/05
10	.29†	1982 Executive Officer Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.4	3/2/04
10	.30†	Nonbusiness Use of Corporate Aircraft Policy, as amended	10-K	001-05057	10.13	3/14/94
10	.31†	Supplemental Early Retirement Plan for Executive Officers, as amended through September 26, 2003	10-K	001-05057	10.6	3/2/04
10	.32†	Boise Cascade Corporation (now OfficeMax Incorporated) Supplemental Pension Plan, as amended through September 26, 2003	10-K	001-05057	10.7	3/2/04
10	.33†	Form of Severance Agreement with Executive Officer (for executive officer covered by Supplemental Early Retirement Plan)	10-K	001-05057	10.37	3/16/05
10	.34†	1984 Key Executive Stock Option Plan, as amended through September 26, 2003	10-K	001-05057	10.9	3/2/04
10	.35†	1980 Split Dollar Life Insurance Plan, as amended through September 25, 2003	10-K	001-05057	10.10	3/2/04
10	.36†	Form of Agreement with Executive Officers, as amended through September 26, 2003 (for executive officers who were employees of Boise Cascade Corporation)	10-K	001-05057	10.11	3/2/04
10	.37†	Supplemental Healthcare Plan for Executive Officers, as amended through January 1, 2003	10-K	001-05057	10.13	3/4/03
10	.38†	Executive Officer Severance Pay Policy, as amended	8-K	001-05057	10.3	2/15/06
10	.39†	Form of Directors’ Indemnification Agreement, as revised September 26, 2003	10-K	001-05057	10.15	3/2/04

10	.40†,(3)	Deferred Compensation and Benefits Trust, as amended for the Form of Sixth Amendment dated May 1, 2001	10-Q	001-05057	10	11/13/01
10	.41†	Director Stock Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.17	3/2/04
10	.42†	Directors Stock Option Plan, as amended through September 26, 2003	10-K	001-05057	10.18	3/2/04
10	.43†	Form of Agreement with Executive Officers, as amended through September 26, 2003 (for Boise Office Solutions employees who were executive officers of Boise Cascade Corporation)	10-K	001-05057	10.22	3/2/04
10	.44†	2001 Key Executive Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.23	3/2/04
10	.45†	2001 Board of Directors Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.24	3/2/04
10	.46†	Key Executive Performance Unit Plan, as amended through September 26, 2003	10-K	001-05057	10.25	3/2/04
10	.47†	2003 Director Stock Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.26	3/2/04
10	.48†	2003 Boise (now OfficeMax) Incentive and Performance Plan, as amended through December 12, 2003	10-K	001-05057	10.27	3/2/04
10	.49†	OfficeMax Cash Incentive Plan (effective March 11, 2005) and form of 2005 Cash Incentive Award Agreement	10-K	001-05057	10.53	3/16/05
10	.50†	Form of 2005 Restricted Stock Unit Award Agreement	10-K	001-05057	10.54	3/16/05
10	.51†	Settlement and Release Agreement by and between Gary J. Peterson and OfficeMax Contract, Inc. dated March 22, 2005	8-K	001-05057	10.1	4/1/05
10	.52†	Employment Agreement between OfficeMax Incorporated and Sam Duncan dated April 15, 2005	8-K	001-05057	10.1	4/20/05

10	.53†	Nonstatutory Stock Option Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—70,000 shares	8-K	001-05057	10.2	4/20/05
10	.54†	Nonstatutory Stock Option Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—180,000 shares	8-K	001-05057	10.3	4/20/05
10	.55†	Restricted Stock Unit Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—35,000 units	8-K	001-05057	10.4	4/20/05
10	.56†	Restricted Stock Unit Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—15,000 units	8-K	001-05057	10.5	4/20/05
10	.57†	2005 Annual Incentive Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005	8-K	001-05057	10.6	4/20/05
10.58		Amended and Restated Going Public Agreement dated as of May 17, 2005	8-K	001-05057	10.1	5/23/05
10	.59†	Letter Agreement between OfficeMax Incorporated and Christopher C. Milliken, effective July 13, 2005	8-K	001-05057	10.1	7/19/05
10	.60†	Form of 2005 Director Restricted Stock Unit Award Agreement	8-K	001-05057	10.1	8/2/05
10	.61†	Letter Agreement between OfficeMax Incorporated and Don Civgin	8-K	001-05057	10.1	10/7/05
10	.62†	Restricted Stock Unit Award Agreement between OfficeMax Incorporated and Don Civgin dated October 4, 2005	8-K	001-05057	10.2	10/7/05
10	.63†	Nonstatutory Stock Option Award Agreement between OfficeMax Incorporated and Don Civgin dated October 4, 2005	8-K	001-05057	10.3	10/7/05
10	.64†	Nondisclosure and Noncompetition Agreement between OfficeMax Incorporated and Don Civgin dated October 4, 2005	8-K	001-05057	10.4	10/7/05
10	.65†	Amendment to the OfficeMax Incorporated 2003 Director Stock Compensation Plan	8-K	001-05057	—	2/20/07

10	.66†	Amendment to OfficeMax Incorporated Executive Savings Deferral Plan	8-K	001-05057	99.2	12/14/05
10	.67†	Amendment to 2003 OfficeMax Incentive and Performance Plan	8-K	001-05057	99.3	12/14/05
10	.68†	Form of 2006 Annual Incentive Award Agreement	8-K	001-05057	10.1	2/15/06
10	.69†	Form of 2006 Restricted Stock Unit Award Agreement	8-K	001-05057	10.2	2/15/06
10.70		Fourth Amended and Restated Receivables Sale Agreement, dated as of June 19, 2006	8-K	001-05057	99.1	6/23/06
10	.71†	Form of 2006 Director Restricted Stock Unit Award Agreement	8-K	001-05057	99.1	8/2/06
10	.72†	Form of 2007 Annual Incentive Award Agreement	8-K	001-05057	99.1	2/20/07
10	.73†	Form of 2007 Restricted Stock Unit Award Agreement	8-K	001-05057	99.2	2/20/07
10.74		Amendment No. 2 to Loan and Security Agreement	8-K	001-05057	99.1	5/31/06
11		Computation of Per Share Earnings					X
12.1		Ratio of Earnings to Fixed Charges					X
12.2		Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements					X
13		Inapplicable
14	(4)	Code of Ethics
16		Inapplicable
18		Inapplicable
21		Significant subsidiaries of the registrant					X
22		Inapplicable
23		Consent of KPMG LLP, independent registered public accounting firm (see page 103)					X
24		Inapplicable
31.1		CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated	X

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

(4)            Our Code of Ethics can be found on our website (www.officemax.com) by clicking on “About us,” “Investors” and then “Code of Ethics.”