Form 10-Q
period 2007-03-31
OFFICEMAX INC
filed 2007-05-07
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐       No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	as of April 28, 2007
Common Stock, $2.50 par value	75,344,977

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income (Loss)
(thousands, except per-share amounts)

	Quarter Ended
	March 31, 2007	April 1, 2006
	(unaudited)
Sales	$2,436,253	$2,423,537
Cost of goods sold and occupancy costs	1,813,029	1,796,783
Gross profit	623,224	626,754
Operating expenses:
Operating and selling	420,768	433,045
General and administrative	93,937	89,233
Other operating (income) expense, net	(1,576)	112,840
Operating income (loss)	110,095	(8,364)
Interest expense	(30,116)	(31,503)
Interest income	23,037	21,114
Other expense, net	(3,447)	(2,166)
Income (loss) from continuing operations before income taxes and minority interest	99,569	(20,919)
Income taxes	(38,832)	7,994
Income (loss) from continuing operations before minority interest	60,737	(12,925)
Minority interest, net of income tax	(2,198)	(1,181)
Income (loss) from continuing operations	58,539	(14,106)
Discontinued operations:
Operating loss	—	(17,972)
Income tax benefit	—	6,991
Loss from discontinued operations	—	(10,981)
Net income (loss)	58,539	(25,087)
Preferred dividends	(1,008)	(1,009)
Net income (loss) applicable to common shareholders	$57,531	$(26,096)
Basic income (loss) per common share:
Continuing operations	$0.77	$(0.21)
Discontinued operations	—	(0.16)
Basic income (loss) per common share	$0.77	$(0.37)
Diluted income (loss) per common share:
Continuing operations	$0.76	$(0.21)
Discontinued operations	—	(0.16)
Diluted income (loss) per common share	$0.76	$(0.37)

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands, except share and per-share amounts)

	March 31, 2007	December 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$139,645	$282,070
Receivables, net	547,782	556,733
Related party receivables	11,926	5,795
Inventories	1,018,035	1,071,486
Deferred income taxes	101,564	129,496
Other	63,663	51,264
Total current assets	1,882,615	2,096,844
Property and equipment:
Land and land improvements	36,324	36,195
Buildings and improvements	374,096	359,481
Machinery and equipment	794,562	794,010
Total property and equipment	1,204,982	1,189,686
Accumulated depreciation	(629,562)	(610,061)
Net property and equipment	575,420	579,625
Goodwill	1,219,173	1,216,032
Intangible assets, net	199,865	201,304
Investments in affiliates	175,000	175,000
Timber notes receivable	1,635,000	1,635,000
Restricted investments	22,377	22,292
Deferred charges	41,461	40,439
Other non-current assets	249,670	249,512
Total assets	$6,000,581	$6,216,048

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands, except share and per-share amounts)

	March 31, 2007	December 30, 2006
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$34,885	$25,634
Accounts payable:
Trade	742,836	965,218
Related parties	38,194	32,482
Accrued expenses and other current liabilities:
Compensation and benefits	136,212	172,632
Other	383,131	332,937
Total current liabilities	1,335,258	1,528,903
Long-term debt:
Long-term debt, less current portion	349,622	384,246
Timber notes securitized	1,470,000	1,470,000
Total long-term debt	1,819,622	1,854,246
Other long-term obligations:
Compensation and benefits	276,471	287,122
Deferred gain on sale of assets	179,757	179,757
Other long-term obligations	320,873	350,491
Total other long-term obligations	777,101	817,370
Minority interest	30,309	29,885
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 1,193,762 and 1,216,335 shares outstanding	53,715	54,735
Common stock—$2.50 par value; 200,000,000 shares authorized; 75,328,168 and 74,903,220 shares outstanding	188,272	187,226
Additional paid-in capital	897,640	893,848
Retained earnings	983,094	941,830
Accumulated other comprehensive loss	(84,430)	(91,995)
Total shareholders’ equity	2,038,291	1,985,644
Total liabilities and shareholders’ equity	$6,000,581	$6,216,048

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(thousands)

	Quarter Ended
	March 31, 2007	April 1, 2006
	(unaudited)
Cash provided by (used for) operations:
Net income (loss)	$58,539	$(25,087)
Items in net income (loss) not using (providing) cash:
Earnings from affiliates	(1,576)	(1,428)
Depreciation and amortization	32,083	31,114
Minority interest, net of income tax	2,198	1,181
Pension and other postretirement benefits expense	2,352	4,271
Discontinued operations	377	11,210
Other	7,481	8,566
Changes other than from acquisition of business:
Receivables	9,016	50,234
Inventories	53,451	200,073
Accounts payable and accrued liabilities	(251,026)	(214,362)
Current and deferred income taxes	41,067	(15,184)
Other	(34,355)	21,357
Cash provided by (used for) operations	(80,393)	71,945
Cash used for investment:
Expenditures for property and equipment	(28,124)	(23,321)
Other	—	596
Cash used for investment	(28,124)	(22,725)
Cash used for financing:
Cash dividends paid on common stock	(11,235)	(10,620)
Short-term borrowings, net	—	11,012
Payments of long-term debt	(25,681)	(45,466)
Proceeds from exercise of stock options	3,903	—
Other	(895)	300
Cash used for financing	(33,908)	(44,774)
Increase (decrease) in cash and cash equivalents	(142,425)	4,446
Cash and cash equivalents at beginning of period	282,070	72,198
Cash and cash equivalents at end of period	$139,645	$76,644

See accompanying notes to quarterly consolidated financial statements.

Notes to Quarterly Consolidated Financial Statements (Unaudited)

1.                 Basis of Presentation

OfficeMax Incorporated (“OfficeMax”, the “Company”, “we” or “our”) is a leader in both business-to-business and retail office products distribution. The Company provides office supplies and paper, print and document services, technology products and solutions and furniture to large, medium and small businesses, governmental offices, and consumers. OfficeMax customers are served by more than 36,000 associates through direct sales, catalogs, the Internet and a network of retail stores located throughout the United States, Canada, Australia, New Zealand and Mexico.

The accompanying quarterly consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries as well as those of variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements are for the thirteen-week period ended on March 31, 2007 (also referred to as the “first quarter of 2007”) and the thirteen-week period ended on April 1, 2006 (also referred to as the “first quarter of 2006”). The Company’s fiscal year ends on the last Saturday in December. Due primarily to statutory audit requirements, the Company’s international businesses maintain December 31 year-ends.

The Company has prepared the quarterly consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. These quarterly consolidated financial statements should be read together with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

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

In 2006, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 06-03, “How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation).” This EITF Issue clarifies that the presentation of taxes collected from customers and remitted to governmental authorities on a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, “Disclosure of Accounting Policies.” The EITF Issue is effective for the Company beginning in fiscal year 2007. We collect such taxes from our customers and account for them on a net (excluded from revenues) basis. The adoption of EITF Issue No. 06-03 did not impact our consolidated financial statements.

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

During 2005, the Company experienced unexpected difficulties in achieving anticipated levels of production at the facility. These issues delayed the process of identifying and qualifying a buyer for the business. While management made substantial progress in addressing the manufacturing issues that caused production to fall below plan, during the fourth quarter of 2005, the Company concluded that it would be unable to attract a buyer in the near term and elected to cease operations at the facility during the first quarter of 2006.

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

The liabilities of the Elma, Washington facility are included in current liabilities ($15.9 million at March 31, 2007 and $15.5 million at December 30, 2006, respectively) in the Consolidated Balance Sheets. The estimated fair value of the related assets was zero at March 31, 2007 and December 30, 2006.

See Note 3, Discontinued Operations, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006 for additional information related to the discontinued operations.

3.                 Integration Activities and Facility Closures

In September 2005, the board of directors approved a plan to relocate and consolidate the Company’s retail headquarters in Shaker Heights, Ohio and its existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois. The Company began the consolidation and relocation process in the latter half of 2005. During the first quarter of 2006,  the Company incurred and expensed approximately $15.7 million of costs related to the headquarters consolidation, all of which were reflected in the Corporate and Other segment. The consolidation and relocation process was completed during the second half of 2006.

During the first quarter of 2006, the Company closed 109 underperforming domestic retail stores and recorded a pre-tax charge of $98.6 million ($11.3 million for employee severance, asset write-off and impairment and other closure costs and $87.3 million for estimated future lease obligations).

At March 31, 2007, approximately $40.1 million of the reserve for integration and facility closures was included in accrued liabilities, other, and $64.3 million was included in other long-term liabilities. At March 31, 2007, the integration and facility closure reserve included approximately $94 million for estimated future lease obligations, which represents the estimated net present value of the lease obligations and is net of anticipated sublease income of approximately $98 million.

Integration and facility closure reserve account activity during the first quarter of 2007 and 2006, including the headquarters consolidation and the first quarter 2006 store closures, as well as other previously disclosed integration and facility closure activities, was as follows:

	Lease\ Contract Terminations	Severance\ Retention	Asset Write-off & Impairment	Other	Total
	(thousands)
Balance at December 30, 2006	$107,824	$10,838	$—	$3,142	$121,804
Charges to income	—	—	—	—	—
Change in goodwill	—	—	—	—	—
Changes to estimated costs included in income	—	—	—	—	—
Cash payments	(15,125)	(3,019)	—	(351)	(18,495)
Non-cash charges	—	—	—	—	—
Accretion	1,044	—	—	—	1,044
Balance at March 31, 2007	$93,743	$7,819	$—	$2,791	$104,353

	Lease\ Contract Terminations	Severance\ Retention	Asset Write-off & Impairment	Other	Total
	(thousands)
Balance at December 31, 2005	$91,455	$21,502	$—	$739	$113,696
Charges to income	87,338	9,304	9,062	8,564	114,268
Change in goodwill	—	—	—	—	—
Changes to estimated costs included in income	—	—	—	—	—
Cash payments	(17,796)	(6,087)	—	(6,922)	(30,805)
Non-cash charges	—	—	(9,062)	(685)	(9,747)
Accretion	1,272	—	—	—	1,272
Balance at April 1, 2006	$162,269	$24,719	$—	$1,696	$188,684

4.                 Net Income (Loss) Per Common Share

The computation of basic and diluted income (loss) per common share for the first quarter of 2007 and 2006 is as follows:

	Quarter Ended
	March 31, 2007	April 1, 2006
	(thousands, except per- share amounts)
Basic income (loss) per common share:
Income (loss) from continuing operations	$58,539	$(14,106)
Preferred dividends	(1,008)	(1,009)
Basic income (loss) from continuing operations	57,531	(15,115)
Loss from discontinued operations	—	(10,981)
Basic income (loss)	$57,531	$(26,096)
Average shares—basic	74,992	70,833
Basic income (loss) per common share:
Continuing operations	$0.77	$(0.21)
Discontinued operations	—	(0.16)
Basic income (loss) per common share	$0.77	$(0.37)

	Quarter Ended
	March 31, 2007	April 1, 2006
	(thousands, except per- share amounts)
Diluted income (loss) per common share:
Basic income (loss) from continuing operations	$57,531	$(15,115)
Preferred dividends eliminated	—	—
Diluted income (loss) from continuing operations	57,531	(15,115)
Loss from discontinued operations	—	(10,981)
Diluted income (loss)	$57,531	$(26,096)
Average shares—basic	74,992	70,833
Restricted stock, stock options and other	752	—
Average shares - diluted (a)	75,744	70,833
Diluted income (loss) per common share:
Continuing operations	$0.76	$(0.21)
Discontinued operations	—	(0.16)
Diluted income (loss) per common share	$0.76	$(0.37)

(a)           Options to purchase 5.7 million shares of common stock were outstanding during the quarter ended April 1, 2006, but were not included in the computation of diluted income (loss) per common share because the impact would have been anti-dilutive due to the net loss recognized in that quarter.

5.                 Other Operating (Income) Expense, Net

The components of “Other operating (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Quarter Ended
	March 31, 2007	April 1, 2006
	(thousands)
Integration activities and facility closures (See Note 3)	$—	$114,268
Earnings from affiliates	(1,576)	(1,428)
	$(1,576)	$112,840

6. Income Taxes

The Company adopted Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of Financial Accounting Standards Board (FASB) Statement No. 109” at the beginning of 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation, the Company recognized a $4.0 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Consolidated Balance Sheet. Including the cumulative effect of this increase, at the beginning of 2007, the Company had approximately $70 million of total gross unrecognized tax benefits. Of this total, approximately $30 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The remaining balance of approximately $40 million, if recognized, would be recorded as an adjustment to goodwill and would not affect the effective tax rate. As of April 1, 2007, it is possible that the Company’s liability for uncertain tax positions will be reduced by as much as $13.1 million by the end of first quarter 2008. Approximately $8.0 million of this amount would impact the Company’s effective tax rate with the remaining $5.1 million impacting goodwill. Such reductions would result from the effective settlement of tax positions with various tax authorities.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for 2002. Years prior to 2003 are no longer subject to U.S. federal income tax examination. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2002.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. As of January 1, 2007, the Company had $5.8 million of accrued interest and penalties.

During the first quarter of 2007 and 2006, the Company paid income taxes, net of refunds received, of $6.4 million and $3.0 million, respectively.

7.                 Comprehensive Income (Loss)

Comprehensive income (loss) includes the following:

	Quarter Ended
	March 31, 2007	April 1, 2006
	(thousands)
Net income (loss)	$58,539	$(25,087)
Other comprehensive income (loss):
Foreign currency translation adjustments	4,942	(18,360)
Amortization of unrecognized retirement and benefit costs	2,622	—
Comprehensive income (loss)	$66,103	$(43,447)

8.                 Sales of Accounts Receivable

The Company sells, on a revolving basis, an undivided interest in a defined pool of receivables while retaining a subordinated interest in a portion of the receivables. The receivables are sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. The Company continues servicing the sold receivables and charges the third party conduits a monthly servicing fee at market rates. The program qualifies for sale treatment under SFAS 140. At March 31, 2007 and December 30, 2006, $178.5 million and $180.0 million of sold accounts receivable were excluded from receivables in the accompanying Consolidated Balance Sheets. The Company’s subordinated retained interest in the transferred receivables was $140.4 million and $111.2 million at March 31, 2007 and December 30, 2006, respectively, and is included in receivables, net in the Consolidated Balance Sheets.

9.                 Investments in Affiliates

In October 2004, the Company sold substantially all of its paper, forest products and timberland assets for approximately $3.7 billion in cash and other consideration to affiliates of Boise Cascade, L.L.C. (the “Sale”). In conjunction with the Sale, the Company invested $175 million in the equity units of affiliates of Boise Cascade, L.L.C. A portion (approximately $66 million) of the equity units received in exchange for the Company’s investment carry no voting rights. This investment is accounted for under the cost method as Boise Cascade, L.L.C. does not maintain separate ownership accounts for its members. The Company has less than a 20 percent voting interest in Boise Cascade, L.L.C. and does not have the ability to significantly influence its operating and financial policies. This investment is included in investment in affiliates in the Consolidated Balance Sheets. The Company has determined that it is not practicable to estimate the fair value of this investment. However, the Company has not observed any events or changes in circumstances that would have had a significant adverse effect on the fair value of the investment.

The Boise Cascade, L.L.C. non-voting equity units accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June or December. The Company recognized dividend income on this investment of $1.6 million and $1.4 million for the quarters ended March 31, 2007 and April 1, 2006, respectively.

10.          Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. In accordance with the provisions of SFAS 142, “Goodwill and Other Intangible Assets,” we assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. We completed our annual assessment in accordance with the provisions of the standard during the first quarters of 2007 and 2006, and concluded there was no impairment. During the first quarters of 2007 and 2006, we also evaluated the remaining useful lives of our finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives. We determined that no adjustments to the useful lives of our finite-lived purchased intangible assets were necessary.

Changes in the carrying amount of goodwill by segment are as follows

	OfficeMax, Contract	OfficeMax, Retail	Total
	(thousands)
Balance at December 30, 2006	$528,090	$687,942	$1,216,032
Effect of foreign currency translation	3,137	—	3,137
Businesses acquired	4	—	4
Balance at March 31, 2007	$531,231	$687,942	$1,219,173

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

	March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,150	$—	$173,150
Customer lists and relationships	40,223	(18,931)	21,292
Noncompete agreements	12,854	(8,865)	3,989
Exclusive distribution rights	3,675	(2,241)	1,434
	$229,902	$(30,037)	$199,865

	December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,150	$—	$173,150
Customer lists and relationships	39,681	(17,678)	22,003
Noncompete agreements	12,853	(8,213)	4,640
Exclusive distribution rights	3,616	(2,105)	1,511
	$229,300	$(27,996)	$201,304

Intangible asset amortization expense totaled $1.8 million and $1.7 million for the quarters ended March 31, 2007, and April 1, 2006, respectively.

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

12.          Debt

Credit Agreements

On June 24, 2005, the Company entered into a loan and security agreement for a new revolving credit facility. The revolving credit facility permits the Company to borrow up to the maximum aggregate borrowing amount, which is equal to the lesser of (i) a percentage of the value of certain eligible inventory less certain reserves or (ii) $500 million. There were no borrowings outstanding under the revolver as of March 31, 2007 and December 30, 2006. There were no borrowings outstanding during the first quarter of 2007. The average amount outstanding under the revolving credit facility during the first quarter of 2006 was $71.6 million. Letters of credit, which may be issued under the revolver up to a maximum of $100 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolver totaled $84.2 million as of March 31, 2007 and $80.2 million as of April 1, 2006. As of March 31, 2007, the maximum aggregate borrowing amount available under the revolver was $500.0 million and excess availability under the revolver totaled $415.8 million.

Borrowings under the revolver bear interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolver depending on the level of average excess availability. Fees on letters of credit issued under the revolver were charged at a weighted average rate of 1.0% during the first quarter of 2007. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit of $500 million exceeds the average daily outstanding borrowings and letters of credit.

Borrowings under the revolver are secured by a lien on substantially all inventory and related proceeds. The revolving loan and security agreement contains customary conditions to borrowing including a monthly calculation of excess borrowing availability and reporting compliance. Covenants in the revolver agreement restrict the amount of letters of credit that may be issued, dividend distributions and other uses of cash if excess availability is less than $75 million. At March 31, 2007, the Company was in compliance with all covenants under the revolver agreement. The revolving credit agreement expires on June 24, 2010.

Timber Notes

In October 2004, the Company sold its timberlands as part of the Sale and received credit-enhanced timber installment notes receivable in the amount of $1,635 million. (See Note 11, Timber Notes Receivable). In December 2004, the Company completed a securitization transaction in which its interest in the timber installment notes receivable and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries that were designated to be qualifying special purpose entities (the “OMXQs”). The OMXQs pledged the timber installment notes receivable and related guarantees and issued securitization notes in the amount of $1,470 million. Recourse on the securitization notes is limited to the pledged timber installment notes receivable. The securitization notes are 15-year non-amortizing, and were issued in two equal $735 million tranches paying interest of 5.42% and 5.54%, respectively.

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

Cash payments for interest were $9.8 million and $10.7 million for the quarters ended March 31, 2007 and April 1, 2006, respectively.

13.          Retirement and Benefit Plans

The following represents the components of net periodic pension and other postretirement benefit costs (income):

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
	(thousands)
Service cost	$419	$400	$226	$217
Interest cost	19,271	18,670	400	395
Expected return on plan assets	(22,254)	(21,838)	—	—
Recognized actuarial loss	5,055	5,790	129	173
Plan settlement/curtailment/closures expense	—	1,357	—	—
Amortization of prior service costs and other	—	—	(893)	(893)
Net periodic benefit cost (income)	$2,491	$4,379	$(138)	$(108)

The minimum contribution requirement for 2007 is approximately $11 million.

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

OfficeMax, Contract distributes a broad line of items for the office, including office supplies and paper, technology products and solutions and office furniture. OfficeMax, Contract sells directly to large corporate and government offices, as well as small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some foreign markets, including Canada, Hawaii, Australia and New Zealand, through office products stores.

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

Substantially all products sold by OfficeMax, Contract and OfficeMax, Retail are purchased from independent third-party manufacturers or industry wholesalers, except office papers. These segments purchase office papers primarily from the paper operations of Boise Cascade, L.L.C., under a 12-year paper supply contract. (see Note 18, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006 for additional information related to the paper supply contract).

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

An analysis of our operations by segment is as follows:

			Income (Loss) Before Taxes
	Sales		and Minority Interest (a)
	Quarter Ended		Quarter Ended
	March 31, 2007	April 1, 2006	March 31, 2007	April 1, 2006
	(thousands)
OfficeMax, Contract	$1,264,495	$1,230,762	$59,876	$67,049
OfficeMax, Retail	1,171,758	1,192,775	64,590	(37,992)
Corporate and Other	—	—	(14,371)	(37,421)
	$2,436,253	$2,423,537	110,095	(8,364)
Interest expense			(30,116)	(31,503)
Interest income and other			19,590	18,948
			$99,569	$(20,919)

(a)           See Note 3, Integration Activities and Facility Closures and Note 5, Other Operating (Income) Expense, Net for an explanation of certain unusual and/or non-recurring items affecting the segments.

15.          Commitments and Guarantees

In addition to commitments for leases and long-term debt, and purchase obligations for goods and services and capital expenditures entered into in the normal course of business, the Company has various other commitments, guarantees and obligations that are described in Note 18, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” and under the caption “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. At March 31, 2007, there had not been a material change to the information regarding commitments, guarantees and contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

16.          Legal Proceedings and Contingencies

We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position or results of operations. For information regarding legal proceedings and contingencies, see Note 19, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. In addition, over the past several years and continuing into 2007, we have been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at job sites. The claims vary widely and often are not specific about the plaintiffs’ contacts with the Company. None of the claimants seeks damages from us individually, and we are generally one of numerous defendants. Many of the cases filed against us have been voluntarily dismissed, although we have settled some cases. The settlements we have paid have been covered mostly by insurance, and we believe any future settlements or judgments in these cases would be similarly covered. To date, no asbestos case against us has gone to trial, and the nature of these cases makes any prediction as to the outcome of pending litigation inherently subjective. At this time, however, we believe our involvement in asbestos litigation is not material to either our financial position or our results of operations.

17.          Share Based Payments

Effective January 1, 2006, the Company adopted SFAS No. 123R, “Share Based Payment” using the modified prospective transition method. Under SFAS 123R, the Company must record compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards that remain outstanding at the adoption date, under the fair value method. Prior to the adoption of SFAS 123R, the Company recognized compensation expense for share-based awards to employees using the fair-value-based guidance in SFAS 123. Due to the fact that the Company had previously accounted for share-based awards using SFAS 123, the adoption of SFAS 123R did not have a material impact on the Company’s financial position, results of operations or cash flows.

The Company sponsors several share-based compensation plans, which are described below. Compensation costs related to the Company’s share-based plans were $7.5 million and $4.7 million for the first quarter of 2007 and 2006, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) for share-based compensation arrangements was $2.9 million and $1.8 million for the first quarter of 2007 and 2006, respectively.

2003 Director Stock Compensation Plan and OfficeMax Incentive and Performance Plan

In February 2003, the Company’s Board of Directors adopted the 2003 Director Stock Compensation Plan (the “2003 DSCP”) and the 2003 OfficeMax Incentive and Performance Plan (the “2003 Plan”), which were approved by shareholders in April 2003.

A total of 58,668 shares of common stock is reserved for issuance under the 2003 DSCP. Prior to December 8, 2005, the 2003 DSCP permitted non-employee directors to elect to receive some or all of their annual retainer and meeting fees in the form of options to purchase shares of the Company’s common stock. Non-employee directors who elected to receive a portion of their compensation in the form of stock options did not receive cash for that portion of their compensation. The difference between the $2.50-per-share exercise price of the options and the market value of the common stock on the date of grant was equal to the cash compensation that participating directors elected to forego and was recognized as compensation expense in the Consolidated Statements of Income (Loss). On February 14, 2007, the Board of Directors amended the 2003 DSCP to eliminate the choice to receive stock options. All options granted under the 2003 DSCP expire three years after the holder ceases to be a director.

The 2003 Plan was effective January 1, 2003, and replaced the Key Executive Performance Plan for Executive Officers, Key Executive Performance Plan for Key Executives/Key Managers, 1984 Key Executive Stock Option Plan (“KESOP”), Key Executive Performance Unit Plan (“KEPUP”) and Director Stock Option Plan (“DSOP”). No grants or awards have been made under the Key Executive Performance Plans, KESOP, KEPUP, or DSOP since 2003 and no future grants or awards will be made under these plans. A total of 5,215,087 shares of common stock is reserved for issuance under the 2003 Plan. The Company’s executive officers, key employees and nonemployee directors are eligible to receive awards under the 2003 Plan at the discretion of the Executive Compensation Committee of the Board of Directors. Eight types of awards may be granted under the 2003 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, annual incentive awards and stock bonus awards.

Restricted Stock and Restricted Stock Units

In the first quarter of 2007, the Company granted to employees 662,055 restricted stock units (“RSUs”). The weighted-average grant-date fair value of the RSUs was $53.12. As of March 31, 2007, 661,455 of these RSUs remained outstanding and vest half in 2009 and half in 2010. The remaining compensation expense to be recognized related to this grant, net of estimated forfeitures, is $31 million.

In 2006, the Company granted to employees and directors 1,157,479 RSUs. The weighted-average grant-date fair value of the RSUs was $28.79. As of March 31, 2007, 1,056,363 of these RSUs remained outstanding which vest after defined service periods as follows: 10,808 units in 2007, 522,777 in 2008 and 522,778 in 2009. The remaining compensation expense to be recognized related to this grant, net of estimated forfeitures, is approximately $21 million.

In 2005, the Company granted to employees and directors 728,123 RSUs. The weighted-average grant-date fair value of the RSUs was $33.15. As of March 31, 2007, 81,566 of these RSUs remained outstanding, which vest after defined service periods as follows: 29,666 units in 2007, 45,900 units in 2008 and 3,000 units in both 2009 and 2010. The remaining compensation expense to be recognized related to this grant, net of estimated forfeitures, is $0.6 million.

In 2004, the Company granted 14,765 shares of restricted stock to nonemployee directors. The restricted stock granted to directors vests six months from their termination or retirement from board service, and 7,170 of these restricted stock shares remain outstanding at March 31, 2007.

Shares of restricted stock are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed. RSUs are restricted until they vest and are convertible into one common share after the restriction has lapsed. No entries are made in the financial statements on the grant date of restricted stock and RSU awards. The Company recognizes compensation expense related to these awards over the vesting periods based on the closing prices of the Company’s common stock on the grant dates. If these awards contain performance criteria, management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. For the first quarter of 2007 and 2006, the Company recognized $7.4 million and $4.5 million, respectively, of pretax compensation expense and additional paid-in capital related to restricted stock and RSU awards.

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

Stock Units

The Company has a shareholder approved deferred compensation program for certain of its executive officers that allows them to defer a portion of their cash compensation. Previously, these officers could allocate their deferrals to a stock unit account. The Company matched deferrals used to purchase stock units with a 25% Company allocation of stock units. As a result of an amendment to the plan, no additional deferrals can be allocated to the stock unit accounts. At March 31, 2007, 12,789 stock units were allocated to the accounts of executive officers. A stock unit is equal in value to one share of the Company’s common stock. The value of deferred stock unit accounts is paid in shares of the Company’s common stock when an officer retires or terminates employment.

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

A summary of stock option activity for the quarters ended March 31, 2007 and April 1, 2006 is presented in the table below:

	2007		2006
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Balance at beginning of period	1,753,188	$31.81	5,759,545	$32.39
Options granted	—	—	—	—
Options exercised	(124,532)	31.94	(16,892)	21.94
Options forfeited and expired	—	—	(20,100)	36.82
Balance at end of period	1,628,656	$31.80	5,722,553	$32.40
Exercisable at end of period	1,401,191		5,415,687

The following table provides summarized information about stock options outstanding at March 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	12,652	—	$2.50	12,652	$2.50
$18.00—$28.00	587,344	3.4	27.64	587,344	27.64
$28.01—$39.00	1,028,660	4.5	34.54	801,195	35.14

The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is approximately $0.7 million. At March 31, 2007, the aggregate intrinsic value of outstanding stock options was $34.1 million and exercisable stock options was $29.5 million. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company’s closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the quantities of in-the-money options at the end of the quarter).

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

Results for the first quarter of 2007 included a loss from a sale of OfficeMax, Contract’s operations in Mexico. These operations were sold to OfficeMax de Mexico, our 51% owned joint venture that operates OfficeMax stores in Mexico. The net impact of the transaction was a $1.1 million increase in minority interest, net of income tax, which is included in the Consolidated Statement of Income (Loss).

Results for the first quarter of 2006 included various items related to the Company’s previously announced restructuring activities and its transition to an independent office products distribution company, which are not expected to be ongoing, including the following:

•       In the first quarter of 2006, we recorded pre-tax charges of $98.6 million and $15.7 million related to the closing of 109 retail stores and the consolidation of our corporate headquarters, respectively. These charges were included in Other operating (income) expense, net in the Consolidated Statements of Income (Loss) and were reflected in the Retail segment (store closures) and the Corporate and Other segment (headquarters consolidation), respectively. See sub-caption “Integration Activities and Facility Closures” below for additional information regarding the store closures and the headquarters consolidation.

•       In the first quarter of 2006, we recognized an $11 million loss from discontinued operations related to a manufacturing facility near Elma, Washington. See sub-caption “Discontinued Operations” below for more information regarding the loss from discontinued operations.

Results of Operations, Consolidated
($ in millions, except per share amounts)

	Quarter Ended
	March 31, 2007	April 1, 2006
Sales	$2,436.3	$2,423.5
Income (loss) from continuing operations before income taxes and minority interest	$99.6	$(20.9)
Net income (loss)	$58.5	$(25.1)
Diluted income (loss) per common share:
Continuing operations	$0.76	$(0.21)
Discontinued operations	—	(0.16)
Diluted income (loss) per common share	$0.76	$(0.37)

	(percentage of sales)
Gross profit margin	25.6%	25.9%
Operating and selling expenses	17.3%	17.9%
General and administrative expenses	3.8%	3.7%
Other operating (income) expense, net	—%	4.6%
Operating profit margin	4.5%	(0.3)%

Sales for the first quarter of 2007 increased 0.5% to $2,436.3 million from $2,423.5 million for the first quarter of 2006. The year-over-year sales increase reflects a 1.6% increase in comparable store sales. Sales for the first quarter of 2006 included sales from 109 domestic superstores that were closed near the end of that quarter.

Gross profit margin declined 0.3% of sales to 25.6% of sales for the first quarter of 2007 compared to 25.9% of sales in the previous year. The gross profit margin decrease reflects lower gross margins at our Contract segment partially offset by improved gross margins in our Retail segment. For more information about our segment results, see the discussion of segment results below.

Operating and selling expenses decreased by 0.6% of sales to 17.3% of sales in the first quarter of 2007 from 17.9% of sales a year earlier. The improvement in operating and selling expenses as a percent of sales was the result of reduced payroll-related and occupancy expenses in the Retail segment and a shift of expense to general and administrative in the Contract segment.

General and administrative expenses were 3.8% of sales for the first quarter of 2007 and 3.7% of sales for the first quarter of 2006. The year-over-year increase in general and administrative expenses was due to a shift in expense from operating and selling in the Contract segment as well as increased incentive compensation expense partially offset by lower legacy-related costs.

In the first quarter of  2006, we reported $112.8 million of expense in Other operating (income) expense, net which included $98.6 million related to the 109 domestic store closures and $15.7 million primarily related to the headquarters consolidation. Other operating (income) expense, net also includes dividends earned on our investment in affiliates of Boise Cascade, L.L.C., which were $1.6 million for 2007 and $1.4 million for 2006, respectively

Interest expense was $30.1 million in the first quarter of 2007 versus $31.5 million for the prior year. The year-over-year decrease in interest expense was a result of lower average borrowings. Interest expense includes interest related to the timber securitization notes of approximately $20.1 million for 2007 and 2006. The interest expense associated with the timber securitization notes is offset by interest income earned on the timber notes receivable of approximately $20.6 million for both 2007 and 2006. The interest income on the timber notes receivable is included in interest income and is not netted against the related interest expense in our Consolidated Statements of Income (Loss).

Excluding the interest income earned on the timber notes receivable, interest income was $2.4 million and $0.5 million for the quarters ended March 31, 2007 and April 1, 2006, respectively. The additional interest income in 2007 included interest earned on the cash and short-term investments we held.

Our effective tax rate attributable to continuing operations for the first quarter of 2007 was 39.0% compared to 38.2% for the comparable period of 2006. Income taxes for both periods were affected by the impact of state income taxes and non-deductible expenses and the mix of domestic and foreign sources of income.

As a result of the foregoing factors, net income for the first quarter of 2007 was $58.5 million, or $0.76 per diluted share compared with a net loss of $25.1 million, or $(0.37) per diluted share for the first quarter of 2006. Net income for the first quarter of 2007, excluding the after-tax effect of a loss from the sale of our Contract operations in Mexico to our joint venture in Mexico was $59.7 million, or $0.77 per diluted share. For the first quarter of 2006, excluding the after-tax effect of the charges for store closures, our headquarters consolidation and the loss from discontinued operations, net income from continuing operations was $55.7 million, or $0.77 per diluted share.

OfficeMax, Contract
($ in millions)

	Quarter Ended
	March 31, 2007	April 1, 2006
Sales	$1,264.5	$1,230.7
Segment income	$59.9	$67.0
Sales by Product Line
Office supplies and paper	$712.0	$670.3
Technology products	$408.9	$403.1
Office furniture	$143.6	$157.3
Sales by Geography
United States	$943.0	$917.5
International	$321.5	$313.2
Sales growth	2.7%	9.5%
Same-location sales growth	2.7%	0%

	(percentage of sales)
Gross profit margin	22.1%	23.2%
Operating expenses	17.4%	17.8%
Operating profit margin	4.7%	5.4%

For the first quarter of 2007, Contract segment sales were $1,264.5 million, up 2.7% from $1,230.7 million for the first quarter of 2006. Same-location sales for the Contract segment increased by 2.7% year-over-year, with sales growth both in the United States and International operations. The sales growth was realized primarily in large corporate accounts.

Contract segment gross profit margin decreased 1.1% of sales to 22.1% of sales for the first quarter of 2007. The decrease in gross profit margin was primarily due to the impact of new and renewing accounts with lower gross margin rates and the impact of paper price increases.

Operating expenses for the Contract segment were 17.4% of sales for the first quarter of 2007, down from 17.8% of sales for the first quarter of 2006. The year-over-year improvement in operating expenses as a percentage of sales was the result of targeted cost controls, driven by our reorganization of the Contract segment that we began in the fourth quarter of 2006. The cost savings were partially offset by a temporary increase in sales compensation we incurred during the transition to a new commission structure.

Contract segment income decreased $7.1 million to $59.9 million for 2007, or 4.7% of sales, compared to $67.0 million, or 5.4% of sales, for 2006, as a result of the decrease in gross profit margin.

OfficeMax, Retail
($ in millions)

	Quarter Ended
	March 31, 2007	April 1, 2006
Sales	$1,171.8	$1,192.8
Segment income (loss)	$64.6	$(38.0)
Sales by Product Line
Office supplies and paper	$444.4	$451.5
Technology products	$624.3	$625.2
Office furniture	$103.1	$116.1
Sales by Geography
United States	$1,113.7	$1,144.5
International	$58.1	$48.3
Sales growth	(1.8)%	(0.5)%
Same-location sales growth	0.5%	1.2%

	(percentage of sales)
Gross profit margin	29.3%	28.6%
Operating expenses	23.8%	31.8%
Operating profit margin	5.5%	(3.2)%

Retail segment sales were $1,171.8 million for the first quarter of 2007 compared to $1,192.8 million for the first quarter of 2006. Retail segment same-location sales increased 0.5% year-over-year. During the first quarter of 2007, we opened five new retail stores in the U.S. During the first quarter of 2006, we closed 109 domestic stores and opened six. Adjusted for our initiative to eliminate mail-in-rebates and to provide instant rebates in lieu of national vendor sponsored mail-in-rebates, same-location sales increased 2.2% year-over-year.

Retail segment gross margin increased 0.7% of sales to 29.3% of sales for 2007, from 28.6% of sales for 2006. The gross margin improvement was primarily due to improved promotional and marketing strategies and increased vendor funding.

Retail segment operating expenses were 23.8% of sales for the first quarter of 2007 compared to 31.8% for the first quarter of 2006. Excluding the impact of the store closing charges, Retail segment operating expenses were 23.5% of sales for the first quarter of 2006. Operating expenses for the first quarter of 2007 benefited from reduced payroll-related and occupancy costs, offset by an increase in advertising in support of our Impress business, and allocated general and administrative expenses.

For the first quarter of 2007, the Retail segment reported operating income of $64.6 million, or 5.5% of sales, compared to an operating loss of $38.0 million, or (3.2%) of sales, in 2006. Excluding the impact of the store closing related charges in 2006, Retail segment operating income for the first quarter of 2006 was $60.6 million, or 5.1% of sales for 2006.

Corporate and Other

Corporate and Other expenses were $14.4 million and $37.4 million in the first quarter of 2007 and 2006, respectively. Excluding the expenses related to headquarters consolidation, Corporate and Other expenses were $21.7 million for the first quarter of 2006. The year-over-year decrease in our Corporate and Other expenses were primarily due to lower legacy-related costs.

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

Integration Activities and Facility Closures

In September 2005, the board of directors approved a plan to relocate and consolidate the Company’s retail headquarters in Shaker Heights, Ohio and its existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois. The Company began the consolidation and relocation process in the latter half of 2005. During the first quarter of 2006, the Company incurred and expensed approximately $15.7 million of costs related to the headquarters consolidation, all of which were reflected in the Corporate and Other segment. The consolidation and relocation process was completed during the second half of 2006.

During the first quarter of 2006, the Company closed 109 underperforming domestic retail stores and recorded a pre-tax charge of $98.6 million ($11.3 million for employee severance, asset write-off and impairment and other closure costs and $87.3 million for estimated future lease obligations).

At March 31, 2007, approximately $40.1 million of the reserve for integration and facility closures was included in accrued liabilities, other, and $64.3 million was included in other long-term liabilities. At March 31, 2007, the integration and facility closure reserve included approximately $94 million for estimated future lease obligations, which represents the estimated net present value of the lease obligations and is net of anticipated sublease income of approximately $98 million.

Integration and facility closure reserve account activity during the first quarter of 2007 and 2006, including the headquarters consolidation and the first quarter 2006 store closures, as well as other previously disclosed integration and facility closure activities, was as follows:

	Lease\ Contract Terminations	Severance\ Retention	Asset Write-off & Impairment	Other	Total
	(thousands)
Balance at December 30, 2006	$107,824	$10,838	$—	$3,142	$121,804
Charges to income	—	—	—	—	—
Change in goodwill	—	—	—	—	—
Changes to estimated costs included in income	—	—	—	—	—
Cash payments	(15,125)	(3,019)	—	(351)	(18,495)
Non-cash charges	—	—	—	—	—
Accretion	1,044	—	—	—	1,044
Balance at March 31, 2007	$93,743	$7,819	$—	$2,791	$104,353

	Lease\ Contract Terminations	Severance\ Retention	Asset Write-off & Impairment	Other	Total
	(thousands)
Balance at December 31, 2005	$91,455	$21,502	$—	$739	$113,696
Charges to income	87,338	9,304	9,062	8,564	114,268
Change in goodwill	—	—	—	—	—
Changes to estimated costs included in income	—	—	—	—	—
Cash payments	(17,796)	(6,087)	—	(6,922)	(30,805)
Non-cash charges	—	—	(9,062)	(685)	(9,747)
Accretion	1,272	—	—	—	1,272
Balance at April 1, 2006	$162,269	$24,719	$—	$1,696	$188,684

Liquidity and Capital Resources

As of March 31, 2007, we had $139.6 million of cash and cash equivalents and $384.5 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes. We also had $22.4 million of restricted investments on deposit which are pledged to secure a portion of the outstanding debt. As of  December 30, 2006, we had $282.1 million of cash and cash equivalents, $409.9 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes, and $22.3 million of restricted investments. Since the first quarter of 2006, we reduced our net debt (total debt excluding the timber securitization notes less cash and restricted investments) by approximately $138.5 million.

Our ratio of current assets to current liabilities was 1.41:1 at March 31, 2007, compared with 1.37:1 at December 30, 2006. The increase in our ratio of current assets to current liabilities at March 31, 2007 resulted primarily from the seasonal decrease in  accounts payable in the first quarter of 2007.

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

Operating Activities

The Company’s operating activities used $80.4 million of cash during the first quarter of 2007 while generating $71.9 million of cash during the first quarter of 2006. For the first quarter of 2007, items included in net income (loss) provided $101.5 million of cash, and changes in working capital used $181.9 million, principally due to the seasonal reduction in accounts payable. For the first quarter of 2006, items included in net income (loss) provided $29.8 million of cash, and changes in working capital provided $42.1 million, primarily due to the reduction in inventories as a result of closing 109 retail stores during the period. At March 31, 2007, $178.5 million of sold accounts receivable were excluded from “Receivables” in our Consolidated Balance Sheet, compared to $180.0 million excluded at December 30, 2006. The decrease at March 31, 2007 in sold accounts receivable of $1.5 million from the amount at December 30, 2006, used cash from operations during 2007.

Investment Activities

The Company’s investing activities used $28.1 million of cash during the first quarter of 2007, compared to $22.7 million during the first quarter of 2006. Investment activities during the first quarter of 2007 were expenditures for property and equipment. The Company expects expenditures for property and equipment in 2007 to total between $180 and $200 million, excluding acquisitions. The Company’s capital spending in 2007 will be for leasehold improvements, new stores, quality and efficiency projects, replacement projects and integration projects.

Financing Activities

Our financing activities used $33.9 million of cash during the first quarter of 2007, compared with $44.8 million during the first quarter of 2006. Dividend payments totaled $11.2 million and $10.6 million during the first quarter of 2007 and 2006, respectively. In both years, the Company’s quarterly dividend was 15 cents per common share. During the first quarter of 2007, the Company used $25.7 million of cash to reduce debt as compared to $34.5 million for the same period in 2006. Excluding the timber securitization notes, our debt-to-equity ratio was .19:1 at March 31, 2007 and .21:1 at December 30, 2006.

Our debt structure consists of credit agreements, note agreements and other borrowings. Information regarding our debt structure is included below. For additional information, see Note 13, Debt, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

Credit Agreements

On June 24, 2005, the Company entered into a loan and security agreement for a new revolving credit facility. The revolving credit facility permits the Company to borrow up to the maximum aggregate borrowing amount, which is equal to the lesser of (i) a percentage of the value of certain eligible inventory less certain reserves or (ii) $500 million. There were no borrowings outstanding under the revolver as of March 31, 2007 and December 30, 2006. There were no borrowings outstanding during the first quarter of 2007. The average amount outstanding under the revolving credit facility during the first quarter of 2006 was $71.6 million. Letters of credit, which may be issued under the revolver up to a maximum of $100 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolver totaled $84.2 million as of March 31, 2007 and $80.2 million as of April 1, 2006. As of March 31, 2007, the maximum aggregate borrowing amount available under the revolver was $500.0 million and excess availability under the revolver totaled $415.8 million.

Borrowings under the revolver bear interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolver depending on the level of average excess availability. Fees on letters of credit issued under the revolver were charged at a weighted average rate of 1.0% during the first quarter of 2007. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit of $500 million exceeds the average daily outstanding borrowings and letters of credit.

Borrowings under the revolver are secured by a lien on substantially all inventory and related proceeds. The revolving loan and security agreement contains customary conditions to borrowing including a monthly calculation of excess borrowing availability and reporting compliance. Covenants in the revolver agreement restrict the amount of letters of credit that may be issued, dividend distributions and other uses of cash if excess availability is less than $75 million. At March 31, 2007, the Company was in compliance with all covenants under the revolver agreement. The revolving credit agreement expires on June 24, 2010.

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

Cash payments for interest were $9.8 million and $10.7 million for the quarters ended March 31, 2007 and April 1, 2006, respectively.

Contractual Obligations

For information regarding contractual obligations, see the caption “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. In the first quarter of 2007, the Company adopted Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of Financial Accounting Standards Board (FASB) Statement No. 109”, see Note 6, Income Taxes, of “Notes to Quarterly Consolidated Financial Statements (Unaudited)” in this Form 10-Q. As of March 31, 2007, the Company had approximately $70 million of total gross unrecognized tax benefits.

Off-Balance-Sheet Activities and Guarantees

For information regarding off-balance-sheet activities and guarantees, see Note 8, Sales of Accounts Receivable, of “Notes to Quarterly Consolidated Financial Statements (Unaudited)” in this Form 10-Q and the caption “Off-Balance-Sheet Activities and Guarantees” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. At March 31, 2007, there had not been a material change to the information regarding off-balance-sheet-activities and guarantees disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

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

Environmental

For information regarding environmental issues, see the caption “Environmental” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

Critical Accounting Estimates

For information regarding critical accounting estimates, see the caption “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk see the caption “Disclosures of Financial Market Risk” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. At March 31, 2007, there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

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

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

For information concerning legal proceedings, see “Item 3. Legal Proceedings” and Note 19, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. In addition, over the past few years and continuing into 2007, we have been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at job sites. The claims vary widely and often are not specific about the plaintiffs’ contacts with the Company. None of the claimants seeks damages from us individually, and we are generally one of numerous defendants. Many of the cases filed against us have been voluntarily dismissed, although we have settled some cases. The settlements we have paid have been covered mostly by insurance, and we believe any future settlements or judgments in these cases would be similarly covered. To date, no asbestos case against us has gone to trial, and the nature of these cases makes any prediction as to the outcome of pending litigation inherently subjective. At this time, however, we believe our involvement in asbestos litigation is not material to either our financial position or our results of operations.

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

We cannot ensure new systems and technology will be implemented successfully.   Our acquisition of OfficeMax, Inc., in December 2003, required the integration and coordination of our existing contract stationer systems with the retail systems of the acquired company. Integrating and coordinating these systems has been complex and still requires a number of system enhancements and conversions that, if not done properly, could divert the attention of our workforce during development and implementation and constrain for some time our ability to provide the level of service our customers demand. Also, when implemented, the systems and technology enhancements may not provide the benefits anticipated and could add costs and complications to our ongoing operations. A failure to effectively implement changes to these systems or to realize the intended efficiencies could have an adverse effect on our business and results of our operations.

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

We have substantial business operations in states in which the regulatory environment is particularly challenging.   Our operations in California and other similar states expose us to many regulations relating to the conduct of our business, including, without limitation, consumer protection laws, advertising regulations, and employment and wage and hour regulations. This regulatory environment requires the company to implement a heightened compliance effort and exposes us to defense costs, possible fines and penalties, and liability to private parties for monetary recoveries and attorneys’ fees, any of which could have an adverse effect on our business and results of operations.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning our stock repurchases during the three months ended March 31, 2007 is below. All stock was withheld to satisfy our tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 31, 2006— January 27, 2007	1,923	49.69	—	—
January 28— February 24, 2007	—	—	—	—
February 25— March 31, 2007	133,460	49.22	—	—
Total	135,383	49.23	—	—

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held our annual meeting of shareholders on April 25, 2007. A total of 76,120,392 shares of common and preferred stock were outstanding and entitled to vote at the meeting. Of the total outstanding, 71,770,228 shares were represented at the meeting.

Shareholders cast votes for election of the following directors whose terms expire in 2008:

	In Favor	Withheld	Not Voted
Dorrit J. Bern	70,417,445	1,352,783	—
Warren F. Bryant	70,844,260	925,968	—
Brian C. Cornell	70,539,327	1,230,901	—
Joseph M. DePinto	70,524,456	1,245,772	—
Sam K. Duncan	69,693,422	2,076,806	—
Rakesh Gangwal	70,366,501	1,403,727	—
Gary G. Michael	69,882,940	1,887,288	—
Francesca Ruiz de Luzuriaga	70,482,284	1,287,944	—
David M. Szymanski	70,494,457	1,275,771	—

Our shareholders approved the appointment of KPMG LLP as our independent registered public accounting firm for 2007 by a vote of 70,938,568 shares of stock for, 485,194 shares of stock against and 346,466 shares of stock abstaining.

Our shareholders voted to approve an amendment to our Restated Certificate of Incorporation, as amended, to remove the supermajority voting requirements by a vote of 70,918,516 shares of stock for, 381,200 shares of stock against and 470,512 shares of stock abstaining.

Our shareholders approved the shareholder proposal requesting that the board of directors establish an engagement process with proponents of a shareholder proposal that is approved by a specified vote at an annual meeting by a vote of 33,224,515 shares of stock for, 31,416,013 shares of stock against and 496,889 shares of stock abstaining. There were 6,632,811 broker non-votes on this matter.

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

/s/ PHILLIP DEPAUL
Phillip DePaul
Senior Vice President, Controller and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)

Date: May 7, 2007

OFFICEMAX INCORPORATED
INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2007

Number		Description
3.1	(1)	Restated Certificate of Incorporation, as amended and restated to date
3.2	(2)	Bylaws, as amended October 20, 2006
10.1	(3)	Form of 2007 Annual Incentive Award Agreement
10.2	(4)	Form of 2007 Restricted Stock Unit Award Agreement
31.1	*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated

*                    Filed with this Form 10-Q.

(1)          Exhibit 3.1 was filed under the same exhibit number in our Current Report on Form 8-K dated May 1, 2007, and is incorporated herein by reference.

(2)          Exhibit 3.2 was filed under exhibit number 3.1 in our Current Report on Form 8-K dated October 25, 2006, and is incorporated herein by reference.

(3)          Exhibit 10.1 was filed under exhibit number 99.1 in our Current Report on Form 8-K dated February 20, 2007, and is incorporated herein by reference.

(4)          Exhibit 10.2 was filed under exhibit number 99.2 in our Current Report on Form 8-K dated February 20, 2007, and is incorporated herein by reference.