Form 10-Q
period 2007-06-30
OFFICEMAX INC
filed 2007-08-09
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes  ☐       No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	as of July 31, 2007
Common Stock, $2.50 par value	75,392,999

PART I—FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income (Loss)
(thousands, except per-share amounts)

	Quarter Ended
	June 30, 2007	July 1, 2006
	(unaudited)
Sales	$2,132,417	$2,040,951
Cost of goods sold and occupancy costs	1,596,619	1,521,954
Gross profit	535,798	518,997
Operating expenses:
Operating and selling	392,581	385,299
General and administrative	88,719	86,671
Other operating (income) expense, net	(1,447)	456
Operating income	55,945	46,571
Interest expense	(29,959)	(30,214)
Interest income	21,776	22,103
Other income (expense), net	(2,232)	6,727
Income from continuing operations before income taxes and minority interest	45,530	45,187
Income taxes	(17,757)	(17,284)
Income from continuing operations before minority interest	27,773	27,903
Minority interest, net of income tax	(337)	(508)
Income from continuing operations	27,436	27,395
Discontinued operations:
Operating loss	—	—
Income tax benefit	—	—
Loss from discontinued operations	—	—
Net income	27,436	27,395
Preferred dividends	(1,008)	(1,009)
Net income applicable to common shareholders	$26,428	$26,386
Basic income per common share:
Continuing operations	$0.35	$0.36
Discontinued operations	—	—
Basic income per common share	$0.35	$0.36
Diluted income per common share:
Continuing operations	$0.35	$0.35
Discontinued operations	—	—
Diluted income per common share	$0.35	$0.35

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income (Loss)
(thousands, except per-share amounts)

	Six Months Ended
	June 30, 2007	July 1, 2006
	(unaudited)
Sales	$4,568,671	$4,464,488
Cost of goods sold and occupancy costs	3,409,649	3,318,737
Gross profit	1,159,022	1,145,751
Operating expenses:
Operating and selling	813,349	818,344
General and administrative	182,656	175,904
Other operating (income) expense, net	(3,023)	113,296
Operating income	166,040	38,207
Interest expense	(60,075)	(61,717)
Interest income	44,814	43,217
Other income (expense), net	(5,680)	4,561
Income from continuing operations before income taxes and minority interest	145,099	24,268
Income taxes	(56,589)	(9,290)
Income from continuing operations before minority interest	88,510	14,978
Minority interest, net of income tax	(2,535)	(1,689)
Income from continuing operations	85,975	13,289
Discontinued operations:
Operating loss	—	(17,972)
Income tax benefit	—	6,991
Loss from discontinued operations	—	(10,981)
Net income	85,975	2,308
Preferred dividends	(2,015)	(2,018)
Net income applicable to common shareholders	$83,960	$290
Basic income (loss) per common share:
Continuing operations	$1.12	$0.15
Discontinued operations	—	(0.15)
Basic income (loss) per common share	$1.12	$—
Diluted income (loss) per common share:
Continuing operations	$1.10	$0.15
Discontinued operations	—	(0.15)
Diluted income (loss) per common share	$1.10	$—

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands, except share and per-share amounts)

	June 30, 2007	December 30, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$220,615	$282,070
Receivables, net	523,896	556,733
Related party receivables	7,793	5,795
Inventories	1,053,769	1,071,486
Deferred income taxes	91,004	129,496
Other	66,217	51,264
Total current assets	1,963,294	2,096,844
Property and equipment:
Land and land improvements	37,368	36,195
Buildings and improvements	386,295	359,481
Machinery and equipment	804,059	794,010
Total property and equipment	1,227,722	1,189,686
Accumulated depreciation	(652,496)	(610,061)
Net property and equipment	575,226	579,625
Goodwill	1,236,058	1,216,032
Intangible assets, net	201,937	201,304
Investments in affiliates	175,000	175,000
Timber notes receivable	1,635,000	1,635,000
Restricted investments	22,377	22,292
Deferred charges	47,770	40,439
Other non-current assets	168,695	249,512
Total assets	$6,025,357	$6,216,048

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands, except share and per-share amounts)

	June 30, 2007	December 30, 2006
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$6,985	$—
Current portion of long-term debt	34,886	25,634
Accounts payable:
Trade	780,798	965,218
Related parties	42,295	32,482
Accrued expenses and other current liabilities:
Compensation and benefits	138,455	172,632
Other	319,614	332,937
Total current liabilities	1,323,033	1,528,903
Long-term debt:
Long-term debt, less current portion	349,579	384,246
Timber notes securitized	1,470,000	1,470,000
Total long-term debt	1,819,579	1,854,246
Other long-term obligations:
Compensation and benefits	271,243	287,122
Deferred gain on sale of assets	179,757	179,757
Other long-term obligations	300,536	350,491
Total other long-term obligations	751,536	817,370
Minority interest	32,005	29,885
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 1,149,580 and 1,216,335 shares outstanding	51,731	54,735
Common stock—$2.50 par value; 200,000,000 shares authorized; 75,374,649 and 74,903,220 shares outstanding	188,411	187,226
Additional paid-in capital	905,585	893,848
Retained earnings	999,239	941,830
Accumulated other comprehensive loss	(45,762)	(91,995)
Total shareholders’ equity	2,099,204	1,985,644
Total liabilities and shareholders’ equity	$6,025,357	$6,216,048

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(thousands)

	Six Months Ended
	June 30, 2007	July 1, 2006
	(unaudited)
Cash provided by operations:
Net income (loss)	$85,975	$2,308
Items in net income (loss) not using (providing) cash:
Earnings from affiliates	(3,023)	(2,871)
Depreciation and amortization	65,106	60,316
Minority interest, net of income tax	2,535	1,689
Pension and other postretirement benefits expense	4,135	7,407
Discontinued operations	144	7,162
Other	14,811	17,593
Changes other than from acquisition of business:
Receivables	32,886	72,811
Inventories	18,359	144,721
Accounts payable and accrued liabilities	(253,383)	(180,825)
Current and deferred income taxes	20,643	20,382
Other	52,355	287
Cash provided by operations	40,543	150,980
Cash used for investment:
Expenditures for property and equipment	(59,440)	(46,996)
Other	(1,948)	596
Cash used for investment	(61,388)	(46,400)
Cash used for financing:
Cash dividends paid on common stock	(24,453)	(23,268)
Short-term borrowings, net	6,985	(18,666)
Payments of long-term debt	(25,474)	(65,478)
Proceeds from exercise of stock options	5,211	104,623
Other	(2,879)	(33)
Cash used for financing	(40,610)	(2,822)
Increase (decrease) in cash and cash equivalents	(61,455)	101,758
Cash and cash equivalents at beginning of period	282,070	72,198
Cash and cash equivalents at end of period	$220,615	$173,956

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

The accompanying quarterly consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries as well as those of variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements are for the thirteen and twenty-six week periods ended on June 30, 2007 (also referred to as the “second quarter of 2007” and “year-to-date 2007”) and the thirteen and twenty-six week periods ended on July 1, 2006 (also referred to as the “second quarter of 2006” and “year-to-date 2006”). The Company’s fiscal year ends on the last Saturday in December. Due primarily to statutory audit requirements, the Company’s international businesses maintain December 31 year-ends.

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

The liabilities of the Elma, Washington facility are included in current liabilities ($15.6 million at June 30, 2007 and $15.5 million at December 30, 2006, respectively) in the Consolidated Balance Sheets. The estimated fair value of the related assets was zero at June 30, 2007 and December 30, 2006.

See Note 3, Discontinued Operations, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006 for additional information related to the discontinued operations.

3. Integration Activities and Facility Closures

In September 2005, the board of directors approved a plan to relocate and consolidate the Company’s retail headquarters in Shaker Heights, Ohio and its existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois. The Company began the consolidation and relocation process in the latter half of 2005. During the second quarter and first six months of 2006, the Company incurred and expensed approximately $10.9 million and $26.6 million, respectively, of costs related to the headquarters consolidation, all of which were reflected in the Corporate and Other segment. The consolidation and relocation process was completed during the second half of 2006.

During the first six months of 2006, the Company closed 109 underperforming domestic retail stores and recorded a pre-tax charge of $89.6 million ($11.3 million for employee severance, asset write-off and impairment and other closure costs and $78.3 million for estimated future lease obligations).

At June 30, 2007, approximately $35.8 million of the reserve for integration and facility closures was included in accrued liabilities, other, and $57.8 million was included in other long-term liabilities. At June 30, 2007, the integration and facility closure reserve included approximately $85.7 million for estimated future lease obligations, which represents the estimated net present value of the lease obligations and is net of anticipated future sublease income of approximately $89.8 million.

Integration and facility closure reserve account activity during the first six months of 2007 and 2006, including the headquarters consolidation and the 2006 store closures, as well as other previously disclosed integration and facility closure activities, was as follows:

	Lease\ Contract Terminations	Severance\ Retention	Asset Write-off & Impairment	Other	Total
	(thousands)
Balance at December 30, 2006	$107,824	$10,838	$—	$3,142	$121,804
Charges to income	—	—	—	—	—
Change in goodwill	—	—	—	—	—
Changes to estimated costs included in income	—	—	—	—	—
Cash payments	(24,122)	(4,948)	—	(1,072)	(30,142)
Non-cash charges	—	—	—	—	—
Accretion	1,973	—	—	—	1,973
Balance at June 30, 2007	$85,675	$5,890	$—	$2,070	$93,635

	Lease\ Contract Terminations	Severance\ Retention	Asset Write-off & Impairment	Other	Total
	(thousands)
Balance at December 31, 2005	$91,455	$21,502	$—	$739	$113,696
Charges to income	78,330	10,721	10,065	17,051	116,167
Change in goodwill	(11,000)	—	—	—	(11,000)
Changes to estimated costs included in income	—	(1,080)	—	—	(1,080)
Cash payments	(40,859)	(16,062)	—	(14,638)	(71,559)
Non-cash charges	—	—	(10,065)	(685)	(10,750)
Accretion	3,402	—	—	—	3,402
Balance at July 1, 2006	$121,328	$15,081	$—	$2,467	$138,876

4. Net Income (Loss) Per Common Share

The computation of basic and diluted income (loss) per common share for the second quarter and first six months of 2007 and 2006 is as follows:

	Quarter Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(thousands, except per-share amounts)
Basic income (loss) per common share:
Income from continuing operations	$27,436	$27,395	$85,975	$13,289
Preferred dividends	(1,008)	(1,009)	(2,015)	(2,018)
Basic income from continuing operations	26,428	26,386	83,960	11,271
Loss from discontinued operations	—	—	—	(10,981)
Net income applicable to common shareholders	$26,428	$26,386	$83,960	$290
Average shares—basic	75,344	72,877	75,168	71,855
Basic income (loss) per common share:
Continuing operations	$0.35	$0.36	$1.12	$0.15
Discontinued operations	—	—	—	(0.15)
Basic income per common share	$0.35	$0.36	$1.12	$—

	Quarter Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(thousands, except per-share amounts)
Diluted income (loss) per common share:
Basic income from continuing operations	$26,428	$26,386	$83,960	$11,271
Preferred dividends eliminated	—	—	—	—
Diluted income from continuing operations	26,428	26,386	83,960	11,271
Loss from discontinued operations	—	—	—	(10,981)
Net income applicable to common shareholders	$26,428	$26,386	$83,960	$290
Average shares—basic	75,344	72,877	75,168	71,855
Restricted stock, stock options and other	1,249	2,047	1,000	1,655
Average shares—diluted	76,593	74,924	76,168	73,510
Diluted income (loss) per common share:
Continuing operations	$0.35	$0.35	$1.10	$0.15
Discontinued operations	—	—	—	(0.15)
Diluted income per common share	$0.35	$0.35	$1.10	$—

5. Other Operating (Income) Expense, Net

The components of “Other operating (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Quarter Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(thousands)
Integration activities and facility closures (See Note 3)	$—	$1,899	$—	$116,167
Earnings from affiliates	(1,447)	(1,443)	(3,023)	(2,871)
	$(1,447)	$456	$(3,023)	$113,296

6. Other Income (Expense), Net (non-operating)

The components of “Other income (expense), net” (non-operating) in the Consolidated Statements of Income (Loss) are as follows:

	Quarter Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(thousands)
Additional Consideration Agreement adjustment (See Note 16)	$—	$9,232	$—	$9,232
Receivable securitization program costs	(2,623)	(2,701)	(5,260)	(5,155)
Other	391	196	(420)	484
	$(2,232)	$6,727	$(5,680)	$4,561

7. Income Taxes

The Company adopted Financial Accounting Standards Board Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of Financial Accounting Standards Board (FASB) Statement No. 109” at the beginning of 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation, the Company recognized a $4.0 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Consolidated Balance Sheet. Including the cumulative effect of this increase, at the beginning of 2007, the Company had approximately $70 million of total gross unrecognized tax benefits. Of this total, approximately $30 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The remaining balance of approximately $40 million, if recognized, would be recorded as an adjustment to goodwill and would not affect the effective tax rate. It is possible that the Company’s liability for uncertain tax positions will be reduced by as much as $13.3 million by the end of second quarter 2008. Approximately $8.2 million of this amount would impact the Company’s effective tax rate with the remaining $5.1 million impacting goodwill. Such reductions would result from the effective settlement of tax positions with various tax authorities.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. federal income tax matters for 2002 and prior years. Years prior to 2003 are no longer subject to U.S. federal income tax examination. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2002.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. As of January 1, 2007, the Company had $5.8 million of accrued interest and penalties associated with uncertain tax positions. Income tax expense for the six months ended June 30, 2007 includes interest and penalties of $1.1 million.

For the six months ended June 30, 2007, the Company paid income taxes, net of refunds received, of $43.4 million. For the six months ended July 1, 2006, the Company received income tax refunds, net of income taxes paid, of $21.1 million.

8. Comprehensive Income (Loss)

Comprehensive income (loss) includes the following:

	Quarter Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(thousands)
Net income	$27,436	$27,395	$85,975	$2,308
Other comprehensive income (loss):
Foreign currency translation adjustments	36,168	8,014	41,110	(10,346)
Amortization of unrecognized retirement and benefit costs	2,500	—	5,122	—
Comprehensive income (loss)	$66,104	$35,409	$132,207	$(8,038)

9. Sales of Accounts Receivable

The Company sells, on a revolving basis, an undivided interest in a defined pool of receivables while retaining a subordinated interest in a portion of the receivables. The receivables are sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that is consolidated for financial reporting purposes. The Company continues servicing the sold receivables and charges the third party conduits a monthly servicing fee at market rates. The program qualifies for sale treatment under SFAS 140. At June 30, 2007 and December 30, 2006, $159.0 million and $180.0 million of sold accounts receivable were excluded from receivables in the accompanying Consolidated Balance Sheets. The Company’s subordinated retained interest in the transferred receivables was $142.0 million and $111.2 million at June 30, 2007 and December 30, 2006, respectively, and is included in receivables, net in the Consolidated Balance Sheets. See Note 19, Subsequent Events for additional information concerning the accounts receivable securitization program and a new loan agreement that the Company entered into on July 12, 2007.

10. Investments in Affiliates

In October 2004, the Company sold substantially all of its paper, forest products and timberland assets for approximately $3.7 billion in cash and other consideration to affiliates of Boise Cascade, L.L.C. (the “Sale”). In conjunction with the Sale, the Company invested $175 million in the equity units of affiliates of Boise Cascade, L.L.C. A portion (approximately $66 million) of the equity units received in exchange for the Company’s investment carry no voting rights. This investment is accounted for under the cost method as Boise Cascade, L.L.C. does not maintain separate ownership accounts for its members, the Company has less than a 20 percent voting interest in Boise Cascade, L.L.C. and does not have the ability to significantly influence its operating and financial policies. This investment is included in investment in affiliates in the Consolidated Balance Sheets. The Company has determined that it is not practicable to estimate the fair value of this investment. However, the Company has not observed any events or changes in circumstances that would have had a significant adverse effect on the fair value of the investment.

The Boise Cascade, L.L.C. non-voting equity units accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June or December. The Company recognized dividend income on this investment of $1.4 million and $3.0 million for the quarter and six months ended June 30, 2007, respectively, and $1.4 million and $2.9 million for the quarter and six months ended July 1, 2006, respectively.

11. Goodwill and Intangible Assets

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

Changes in the carrying amount of goodwill by segment were as follows:

	OfficeMax, Contract	OfficeMax, Retail	Total
	(thousands)
Balance at December 30, 2006	$528,090	$687,942	$1,216,032
Effect of foreign currency translation	19,110	—	19,110
Businesses acquired	916	—	916
Balance at June 30, 2007	$548,116	$687,942	$1,236,058

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

	June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,150	$—	$173,150
Customer lists and relationships	42,640	(20,697)	21,943
Noncompete agreements	12,870	(9,526)	3,344
Exclusive distribution rights	6,031	(2,531)	3,500
	$234,691	$(32,754)	$201,937

	December 30, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,150	$—	$173,150
Customer lists and relationships	39,681	(17,678)	22,003
Noncompete agreements	12,853	(8,213)	4,640
Exclusive distribution rights	3,616	(2,105)	1,511
	$229,300	$(27,996)	$201,304

Intangible asset amortization expense totaled $1.4 million and $3.1 million for the quarter and six months ended June 30, 2007, respectively. Intangible asset amortization expense totaled $2.1 million and $3.8 million for the quarter and six months ended July 1, 2006, respectively.

12. Timber Notes Receivable

In October 2004, OfficeMax sold its timberlands in exchange for timber installment notes receivable in the amount of $1,635 million, which were credit enhanced with guarantees. The guarantees were issued by highly-rated financial institutions and were secured by the pledge of underlying collateral notes issued by the credit enhancement banks. The timber installment notes receivable are 15-year non-amortizing. There are two notes that total $817.5 million bearing interest at 4.982% and a third note in the amount of $817.5 million bearing interest at 5.112%. Interest earned on all of the notes is received semiannually. See sub-caption “Timber Notes” in Note 13, Debt, for additional information concerning a securitization transaction involving the timber installment notes receivable.

13. Debt

Credit Agreements

On June 24, 2005, the Company entered into a loan and security agreement for a revolving credit facility. The revolving credit facility permits the Company to borrow up to the maximum aggregate borrowing amount, which is equal to the lesser of (i) a percentage of the value of certain eligible inventory less certain reserves or (ii) $500 million. There were no borrowings outstanding under the revolver as of June 30, 2007 and December 30, 2006. There were no borrowings outstanding during the six months ended June 30, 2007. Letters of credit, which may be issued under the revolver up to a maximum of $100 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolver totaled $86.3 million as of June 30, 2007 and $75.5 million as of December 30, 2006. As of June 30, 2007, the maximum aggregate borrowing amount available under the revolver was $500.0 million and excess availability under the revolver totaled $413.7 million.

Borrowings under the revolver bear interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolver depending on the level of average excess availability. Fees on letters of credit issued under the revolver were charged at a weighted average rate of 1.0% during the first six months of 2007. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit of $500 million exceeds the average daily outstanding borrowings and letters of credit.

Borrowings under the revolver are secured by a lien on substantially all inventory and related proceeds. The revolving loan and security agreement contains customary conditions to borrowing including a monthly calculation of excess borrowing availability and reporting compliance. Covenants in the revolver agreement restrict the amount of letters of credit that may be issued, dividend distributions and other uses of cash if excess availability is less than $75 million. At June 30, 2007, the Company was in compliance with all covenants under the revolver agreement. The revolving credit agreement expires on June 24, 2010. See Note 19, Subsequent Events for additional information concerning the revolving credit facility and a new loan agreement that the Company entered into on July 12, 2007.

Timber Notes

In October 2004, the Company sold its timberlands and received credit-enhanced timber installment notes receivable in the amount of $1,635 million. (See Note 12, Timber Notes Receivable). In December 2004, the Company completed a securitization transaction in which its interest in the timber installment notes receivable and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries that were designated to be qualifying special purpose entities (the “OMXQs”). The OMXQs pledged the timber installment notes receivable and related guarantees and issued securitization notes in the amount of $1,470 million. Recourse on the securitization notes is limited to the pledged timber installment notes receivable. The securitization notes are 15-year non-amortizing, and were issued in two equal $735 million tranches paying interest of 5.42% and 5.54%, respectively.

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

Other

The Company’s joint venture in Mexico had short-term borrowings of $7.0 million as of June 30, 2007. These borrowings are unsecured with a current interest rate of approximately 9.1%. The Company had leased certain equipment at its integrated wood-polymer building materials facility near Elma, Washington under a capital lease. The lease agreement had a base term of seven years and an interest rate of 4.67%. During the first quarter of 2006, the Company paid $29.1 million to terminate the lease agreement.

Cash payments for interest were $11.2 million and $20.6 million for the quarter and six months ended June 30, 2007, respectively, and $11.1 million and $21.8 million for the quarter and six months ended July 1, 2006, respectively.

14. Retirement and Benefit Plans

The following represents the components of net periodic pension and other postretirement benefit costs (income):

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(thousands)
Service cost	$419	$400	$69	$217
Interest cost	19,270	18,670	260	395
Expected return on plan assets	(22,254)	(21,838)	—	—
Recognized actuarial loss	5,055	5,789	82	173
Plan settlement/curtailment/closures expense	—	223	—	—
Amortization of prior service costs and other	—	—	(900)	(893)
Net periodic benefit cost (income)	$2,490	$3,244	$(489)	$(108)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(thousands)
Service cost	$838	$800	$165	$434
Interest cost	38,542	37,340	649	790
Expected return on plan assets	(44,509)	(43,676)	—	—
Recognized actuarial loss	10,110	11,579	244	346
Plan settlement/curtailment/closures expense	—	1,580	—	—
Amortization of prior service costs and other	—	—	(1,904)	(1,786)
Net periodic benefit cost (income)	$4,981	$7,623	$(846)	$(216)

The minimum contribution requirement for the Company’s plans for 2007 is approximately $11 million. As of June, 30, 2007, the Company has made contributions totaling $4.2 million.

15. Segment Information

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

An analysis of our operations by segment is as follows:

			Income (Loss) Before Taxes
	Sales		and Minority Interest (a)
	Quarter Ended		Quarter Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(thousands)
OfficeMax, Contract	$1,197,166	$1,146,742	$41,019	$44,424
OfficeMax, Retail	935,251	894,209	24,704	27,186
Corporate and Other	—	—	(9,778)	(25,039)
	$2,132,417	$2,040,951	55,945	46,571
Interest expense			(29,959)	(30,214)
Interest income and other			19,544	28,830
			$45,530	$45,187

			Income (Loss) Before Taxes
	Sales		and Minority Interest (a)
	Six Months Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(thousands)
OfficeMax, Contract	$2,461,661	$2,377,504	$100,896	$111,473
OfficeMax, Retail	2,107,010	2,086,984	89,293	(10,806)
Corporate and Other	—	—	(24,149)	(62,460)
	$4,568,671	$4,464,488	166,040	38,207
Interest expense			(60,075)	(61,717)
Interest income and other			39,134	47,778
			$145,099	$24,268

(a)          See Note 3, Integration Activities and Facility Closures and Note 5, Other Operating (Income) Expense, Net for an explanation of certain unusual and/or non-recurring items affecting the segments.

16. Commitments and Guarantees

In addition to commitments for leases and long-term debt, and purchase obligations for goods and services and capital expenditures entered into in the normal course of business, the Company has various other commitments, guarantees and obligations that are described in Note 18, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006 (“Item 8. Financial Statements and Supplementary Data”). At June 30, 2007, other than a change in the average market price per ton of the benchmark paper grade used to calculate payments under the Additional Consideration Agreement with Boise Cascade L.L.C., described below, there had not been a material change to the information regarding commitments, guarantees and contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

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

As of June 30, 2007 and December 30, 2006, the net amount recognized in our Consolidated Balance Sheet related to the Additional Consideration Agreement (either receivable or payable) was zero. We record changes in the fair value of the Additional Consideration Agreement in our net income (loss) in the period they occur; however, any potential payments from Boise Cascade, L.L.C. to us are not recorded in net income (loss) until all contingencies have been satisfied, which is generally at the end of a 12-month measurement period ending on September 30. As of June 30, 2007, the average market price per ton of the benchmark grade used to calculate payments due under the Additional Consideration Agreement was $953, which represents the average for the first nine months of the 12-month measurement period ending on September 30, 2007. Market prices for paper are volatile and subject to significant fluctuations. Accordingly, the average market price per ton for the 12-month period ending on September 30, 2007 may be different than the average as of June 30, 2007. If the average price per ton of the benchmark grade remains at $953 through September 30, 2007, we would expect to receive a payment of approximately $25 million from Boise Cascade L.L.C.

17. Legal Proceedings and Contingencies

We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position or results of operations. For information regarding legal proceedings and contingencies, see Note 19, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006 and “Item 16. Legal Proceedings and Contingencies” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

18. Share Based Payments

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

The Company sponsors several share-based compensation plans, which are described below. Compensation costs related to the Company’s share-based plans were $6.9 million and $14.4 million for the quarter and six months ended June 30, 2007, respectively. Compensation costs related to the Company’s share-based plans were $5.8 million and $10.5 million for the quarter and six months ended July 1, 2006, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) for share-based compensation arrangements was $2.7 million and $5.6 million for the quarter and six months ended June 30, 2007, respectively. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) for share-based compensation arrangements was $2.2 million and $4.0 million for the quarter and six months ended July 1, 2006, respectively.

2003 Director Stock Compensation Plan and OfficeMax Incentive and Performance Plan

In February 2003, the Company’s Board of Directors adopted the 2003 Director Stock Compensation Plan (the “2003 DSCP”) and the 2003 OfficeMax Incentive and Performance Plan (the “2003 Plan”), which were approved by shareholders in April 2003.

A total of 57,187 shares of common stock is reserved for issuance under the 2003 DSCP. Prior to December 8, 2005, the 2003 DSCP permitted non-employee directors to elect to receive some or all of their annual retainer and meeting fees in the form of options to purchase shares of the Company’s common stock. Non-employee directors who elected to receive a portion of their compensation in the form of stock options did not receive cash for that portion of their compensation. The difference between the $2.50-per-share exercise price of the options and the market value of the common stock on the date of grant was equal to the cash compensation that participating directors elected to forego and was recognized as compensation expense in the Consolidated Statements of Income (Loss). On December 8, 2005, the Board of Directors amended the 2003 DSCP to require the exercise price of any options issued to be fair market value. On February 14, 2007, the Board of Directors amended the 2003 DSCP to eliminate the choice to receive stock options. All options granted under the 2003 DSCP expire three years after the holder ceases to be a director.

The 2003 Plan was effective January 1, 2003, and replaced the Key Executive Performance Plan for Executive Officers, Key Executive Performance Plan for Key Executives/Key Managers, 1984 Key Executive Stock Option Plan (“KESOP”), Key Executive Performance Unit Plan (“KEPUP”) and Director Stock Option Plan (“DSOP”). No grants or awards have been made under the Key Executive Performance Plans, KESOP, KEPUP, or DSOP since 2003 and no future grants or awards will be made under these plans. A total of 5,209,540 shares of common stock is reserved for issuance under the 2003 Plan. The Company’s executive officers, key employees and nonemployee directors are eligible to receive awards under the 2003 Plan at the discretion of the Executive Compensation Committee of the Board of Directors. Eight types of awards may be granted under the 2003 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, annual incentive awards and stock bonus awards.

Restricted Stock and Restricted Stock Units

In the first six months of 2007, the Company granted to employees 683,095 restricted stock units (“RSUs”). The weighted-average grant-date fair value of the RSUs was $53.01. As of June 30, 2007, 670,960 of these RSUs remained outstanding and vest half in 2009 and half in 2010. The remaining compensation expense to be recognized related to this grant, net of estimated forfeitures, is $26 million.

In 2006, the Company granted to employees and directors 1,157,479 RSUs. The weighted-average grant-date fair value of the RSUs was $28.79. As of June 30, 2007, 1,025,996 of these RSUs remained outstanding which vest after defined service periods as follows: 10,808 units in 2007, 507,594 in 2008 and 507,594 in 2009. The remaining compensation expense to be recognized related to this grant, net of estimated forfeitures, is approximately $16 million.

In 2005, the Company granted to employees and directors 728,123 RSUs. The weighted-average grant-date fair value of the RSUs was $33.15. As of June 30, 2007, 81,566 of these RSUs remained outstanding, which vest after defined service periods as follows: 29,666 units in 2007, 45,900 units in 2008 and 3,000 units in both 2009 and 2010. The remaining compensation expense to be recognized related to this grant, net of estimated forfeitures, is $0.5 million.

In 2004, the Company granted 14,765 shares of restricted stock to nonemployee directors. The restricted stock granted to directors vests six months from their termination or retirement from board service, and 7,170 of these restricted stock shares remain outstanding at June 30, 2007.

Shares of restricted stock are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed. RSUs are restricted until they vest and are convertible into one common share after the restriction has lapsed. No entries are made in the financial statements on the grant date of restricted stock and RSU awards. The Company recognizes compensation expense related to these awards over the vesting periods based on the closing prices of the Company’s common stock on the grant dates. If these awards contain performance criteria, management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. For the quarter and six months ended June 30, 2007, the Company recognized $6.8 million and $14.1 million, respectively, of pretax compensation expense and additional paid-in capital related to restricted stock and RSU awards. For the quarter and six months ended July 1, 2006, the Company recognized $5.5 million and $10.0 million, respectively, of pretax compensation expense and additional paid-in capital related to restricted stock and RSU awards.

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

Stock Units

The Company has a shareholder approved deferred compensation program for certain of its executive officers that allows them to defer a portion of their cash compensation. Previously, these officers could allocate their deferrals to a stock unit account. The Company matched deferrals used to purchase stock units with a 25% Company allocation of stock units. As a result of an amendment to the plan, no additional deferrals can be allocated to the stock unit accounts. At June 30, 2007, 12,789 stock units were allocated to the accounts of executive officers. A stock unit is equal in value to one share of the Company’s common stock. The value of deferred stock unit accounts is paid in shares of the Company’s common stock when an officer retires or terminates employment.

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

A summary of stock option activity for the quarters ended June 30, 2007 and July 1, 2006 is presented in the table below:

	2007		2006
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Balance at beginning of period	1,753,188	$31.81	5,759,545	$32.39
Options granted	—	—	—	—
Options exercised	(167,213)	31.16	(3,201,705)	32.68
Options forfeited and expired	—	—	(12,500)	37.57
Balance at end of period	1,585,975	$31.88	2,545,340	$32.00
Exercisable at end of period	1,417,843		2,297,808

The following table provides summarized information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	11,171	—	$2.50	11,171	$2.50
$18.00—$28.00	574,844	3.1	27.65	574,844	27.65
$28.01—$39.00	999,960	4.3	34.64	831,828	35.11

The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is approximately $0.6 million. At June 30, 2007, the aggregate intrinsic value of outstanding stock options and exercisable stock options was $11.8 million and $10.6 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company’s closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the quantities of in-the-money options at the end of the quarter).

19. Subsequent Events

On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with a group of banks. The Loan Agreement amended the Company’s existing revolving credit facility and replaced the Company’s accounts receivable securitization program. The sold accounts receivable under the accounts receivable securitization program at that date were refinanced with borrowings under the new Loan Agreement and excess cash. The new Loan Agreement permits the Company to borrow up to a maximum of $700 million in accordance with a borrowing base calculation equal to a percentage of eligible accounts receivable plus a percentage of the value of the eligible inventory less certain reserves. The Loan Agreement may be increased (up to a maximum of $800 million) at the Company’s request or reduced from time to time, in each case according to terms detailed in the Loan Agreement.

Borrowings under the revolver bear interest at rates based on either the prime rate or “LIBOR”. Margins are applied to the applicable borrowing rates and letter of credit fees under the revolver depending on the level of average excess availability. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings. Borrowings under the revolver are secured by a lien on all personal property of the Company including domestic inventory and accounts receivable. The Loan Agreement expires on July 12, 2012.

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

Results for the first six months of 2007 included a loss from a sale of OfficeMax, Contract’s operations in Mexico. These operations were sold to OfficeMax de Mexico, our 51% owned joint venture that operates OfficeMax stores in Mexico. The net impact of the transaction was a $1.1 million increase in minority interest, net of income tax, which is included in the Consolidated Statement of Income (Loss).

Results for the first six months of 2006 included various items related to the Company’s previously announced restructuring activities and its transition to an independent office products distribution company, which are not expected to be ongoing, including the following:

•                    In the first six months of 2006, we recorded pre-tax charges of $89.6 million and $26.6 million related to the closing of 109 retail stores and the consolidation of our corporate headquarters, respectively. These charges were included in Other operating (income) expense, net in the Consolidated Statements of Income (Loss) and were reflected in the Retail segment (store closures) and the Corporate and Other segment (headquarters consolidation), respectively. See sub-caption “Integration Activities and Facility Closures” below for additional information regarding the store closures and the headquarters consolidation.

•                    In the first six months of 2006, we recognized an $11 million loss from discontinued operations related to a manufacturing facility near Elma, Washington. See sub-caption “Discontinued Operations” below for more information regarding the loss from discontinued operations.

•                    During the second quarter of 2006, we reduced a liability related to the Additional Consideration Agreement that was entered into in connection with the sale of the paper, forest products and timberland assets, which resulted in a credit to Other, income (expense), net (non-operating) of $9.2 million.

Results of Operations, Consolidated
($ in millions, except per share amounts)

	Quarter Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Sales	$2,132.4	$2,041.0	$4,568.7	$4,464.5
Income from continuing operations before income taxes and minority interest	$45.5	$45.2	$145.1	$24.3
Net income	$27.4	$27.4	$86.0	$2.3
Diluted income (loss) per common share:
Continuing operations	$0.35	$0.35	$1.10	$0.15
Discontinued operations	—	—	—	(0.15)
Diluted income per common share	$0.35	$0.35	$1.10	$—

	(percentage of sales)
Gross profit margin	25.1%	25.4%	25.4%	25.7%
Operating and selling expenses	18.4%	18.9%	17.8%	18.3%
General and administrative expenses	4.2%	4.2%	4.0%	4.0%
Other operating (income) expense, net	(0.1)%	—%	—%	2.5%
Operating profit margin	2.6%	2.3%	3.6%	0.9%

Sales for the second quarter of 2007 increased 4.5% to $2,132.4 million from $2,041.0 million for the second quarter of 2006. Year-to-date, sales increased 2.3% to $4,568.7 million in 2007 from $4,464.5 million in 2006. The year-over-year sales increases reflect same-location sales growth for both our Contract and Retail segments as well as the impact of new stores. For more information about our segment results, see the discussion of segment results below.

Gross profit margin declined 0.3% of sales to 25.1% of sales for the second quarter of 2007 compared to 25.4% of sales in the previous year. Gross profit margin declined 0.3% of sales to 25.4% of sales for the first six months of 2007 compared to 25.7% of sales in the previous year. The gross profit margin decreases reflect lower gross margins in our Contract segment partially offset by improved gross margins in our Retail segment.

Operating and selling expenses decreased by 0.5% of sales to 18.4% of sales in the second quarter of 2007 from 18.9% of sales a year earlier. Year-to-date, operating and selling expenses decreased by 0.5% of sales to 17.8% of sales in 2007 from 18.3% of sales a year earlier. The improvements in operating and selling expenses as a percent of sales were primarily the result of reduced occupancy and advertising expenses in the Retail segment and a shift of expense to general and administrative in the Contract segment.

General and administrative expenses were 4.2% of sales for the second quarter of 2007 and 4.2% of sales for the second quarter of 2006. General and administrative expenses were 4.0% of sales for the first six months of 2007 and 4.0% of sales for the first six months of 2006. General and administrative expenses as a percent of sales reflect a shift in expense from operating and selling in the Contract segment and increased incentive compensation expense offset by lower legacy-related costs.

Other operating (income) expense, net includes dividends earned on our investment in affiliates of Boise Cascade, L.L.C., which were $1.4 million and $3.0 million for the second quarter and first six months of 2007, respectively, and $1.4 million and $2.9 million for the second quarter and first six months of 2006, respectively. In the second quarter of 2006, the reserve related to the closure of the 109 underperforming retail stores was reduced due to favorable negotiations with lessors and sub-tenants which resulted in other operating income of $9.0 million. Also in the second quarter of 2006, expenses of $10.9 million, primarily related to the headquarters consolidation, were included in Other operating (income) expense, net. In the first six months of 2006, we reported $113.3 million of expense in Other operating (income) expense, net which included $89.6 million related to the 109 domestic store closures and $26.6 million primarily related to the headquarters consolidation.

Interest expense was $30.0 million in the second quarter of 2007 versus $30.2 million for the prior year. Year-to-date, interest expense was $60.1 million in 2007 and $61.7 million in 2006. Interest expense includes interest related to the timber securitization notes of approximately $20.1 million for the second quarters of 2007 and 2006 and $40.2 million for the first six months of 2007 and 2006. The interest expense associated with the timber securitization notes is offset by interest income earned on the timber notes receivable of approximately $20.6 million for the second quarters of 2007 and 2006 and $41.2 million for the first six months of 2007 and 2006. The interest income on the timber notes receivable is included in interest income and is not netted against the related interest expense in our Consolidated Statements of Income (Loss).

Excluding the interest income earned on the timber notes receivable, interest income was $1.2 million and $1.5 million for the quarters ended June 30, 2007 and July 1, 2006, respectively, and $3.6 million and $2.0 million for the six months ended June 30, 2007 and July 1, 2006, respectively.

Other income (expense), net (non-operating) was ($2.2) million and $6.7 million for the second quarters of 2007 and 2006, respectively, and ($5.7) million and $4.6 million for the first six months of 2007 and 2006, respectively. During the second quarter of 2006, we reduced a portion of the liability related to the Additional Consideration Agreement that was entered into in connection with the sale of the paper, forest products and timberland assets, which resulted in a credit to Other income (expense), net (non-operating) of $9.2 million. Other income (expense), net (non-operating) also includes costs related to the receivable securitization program, which amounted to ($2.6) million and ($2.7) million for the second quarters of 2007 and 2006, respectively, and ($5.3) million and ($5.2) million for the first six months of 2007 and 2006, respectively.

Our effective tax rate attributable to continuing operations for the second quarter of 2007 was 39.0% compared to 38.2% for the comparable period of 2006. Year-to-date, our effective tax rate attributable to continuing operations was 39.0% in 2007 compared to 38.3% in 2006. Income taxes for both periods were affected by the impact of state income taxes and non-deductible expenses and the mix of domestic and foreign sources of income.

As a result of the foregoing factors, net income for the second quarter of 2007 was $27.4 million, or $0.35 per diluted share, compared with a net income of $27.4 million, or $0.35 per diluted share, for the second quarter of 2006. For the second quarter of 2006, excluding the after-tax effect of the store closures, our headquarters consolidation and the Additional Consideration Agreement adjustment, net income was $23.0 million, or $0.29 per diluted share. Net income for the first six months of 2007 was $86.0 million, or $1.10 per diluted share, compared with net income of $2.3 million, or $0.00 per diluted share, for the first six months of 2006. For the first six months of 2007, excluding the after-tax effect of a loss from the sale of our Contract operations in Mexico to our joint venture in Mexico, net income was $87.1 million, or $1.12 per diluted share. For the first six months of 2006, excluding the after-tax effect of the store closures, our headquarters consolidation, the Additional Consideration Agreement adjustment and the loss from discontinued operations, net income was $78.6 million, or $1.04 per diluted share.

OfficeMax, Contract
($ in millions)

	Quarter Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Sales	$1,197.2	$1,146.7	$2,461.7	$2,377.5
Segment income	$41.0	$44.4	$100.9	$111.5
Sales by Product Line
Office supplies and paper	$659.5	$613.2	$1,371.5	$1,283.5
Technology products	$386.8	$385.9	$795.7	$789.0
Office furniture	$150.9	$147.6	$294.5	$305.0
Sales by Geography
United States	$886.4	$867.1	$1,829.4	$1,784.6
International	$310.8	$279.6	$632.3	$592.9
Sales growth	4.4%	0.8%	3.5%	5.1%
Same-location sales growth	4.3%	(0.2)%	3.5%	—%

	(percentage of sales)
Gross profit margin	21.4%	22.1%	21.8%	22.7%
Operating expenses	18.0%	18.2%	17.7%	18.0%
Operating profit margin	3.4%	3.9%	4.1%	4.7%

For the second quarter of 2007, Contract segment sales were $1,197.2 million, up 4.4% from $1,146.7 million for the second quarter of 2006. For the first six months of 2007, Contract segment sales were $2,461.7 million, up 3.5% from $2,377.5 million for the first six months of 2006. In local currencies, sales increased 2.9% and 1.8%, year-over-year during the second quarter and first six months of 2007, respectively. The sales growth was realized in both the United States and International operations, primarily in large corporate accounts.

Contract segment gross profit margin decreased 0.7% of sales to 21.4% of sales for the second quarter of 2007. Contract segment gross profit margin decreased 0.9% of sales to 21.8% of sales for the first six months of 2007. The decreases in gross profit margin were primarily due to the continued impact of new and renewing accounts with lower gross margin rates and the impact of paper price increases, which were not successfully passed on to our customers.

Operating expenses for the Contract segment were 18.0% of sales for the second quarter of 2007, down from 18.2% of sales for the second quarter of 2006. Operating expenses for the Contract segment were 17.7% of sales for the first six months of 2007, down from 18.0% in the prior year. The year-over-year improvements in operating expenses as a percentage of sales were the result of targeted cost controls, particularly in the international business, and the reorganization of the Contract segment that we began in the fourth quarter of 2006 and completed in the second quarter of 2007. The cost savings were partially offset by a temporary increase in sales compensation incurred during the first quarter of 2007 with the transition to a new commission structure.

Contract segment income decreased to $41.0 million for the second quarter of 2007, or 3.4% of sales, compared to $44.4 million, or 3.9% of sales, for 2006. Contract segment income decreased to $100.9 million for the first six months of 2007, or 4.1% of sales, compared to $111.5 million, or 4.7% of sales, for 2006. The year-over-year decreases in Contract segment income were primarily the result of the decrease in gross profit margin.

OfficeMax, Retail
($ in millions)

	Quarter Ended		Six Months Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Sales	$935.3	$894.2	$2,107.0	$2,087.0
Segment income (loss)	$24.7	$27.2	$89.3	$(10.8)
Sales by Product Line
Office supplies and paper	$355.2	$344.7	$793.5	$791.7
Technology products	$493.8	$464.8	$1,122.8	$1,093.5
Office furniture	$86.3	$84.7	$190.7	$201.8
Sales by Geography
United States	$884.3	$853.0	$1,997.9	$1,997.5
International	$51.0	$41.2	$109.1	$89.5
Sales growth	4.6%	(6.2)%	1.0%	(3.0)%
Same-location sales growth	1.6%	(0.9)%	1.0%	0.4%

	(percentage of sales)
Gross profit margin	29.9%	29.7%	29.6%	29.1%
Operating expenses	27.3%	26.7%	25.4%	29.6%
Operating profit margin	2.6%	3.0%	4.2%	(0.5)%

Retail segment sales were $935.3 million for the second quarter of 2007 compared to $894.2 million for the second quarter of 2006. Retail segment same-location sales increased 1.6% year-over-year. Adjusted for our initiative to eliminate mail-in-rebates and to provide instant rebates in lieu of national vendor sponsored mail-in-rebates, same-location sales increased approximately 2.7% year-over-year during the second quarter. During the second quarter of 2007, we opened four new retail stores in the U.S. and five new stores in Mexico. During the second quarter of 2006, we opened six new domestic stores and two new stores in Mexico.

Retail segment sales were $2,107.0 million for the first six months of 2007 compared to $2,087.0 million for the first six months of 2007. Retail segment same-location sales increased 1.0% year-over-year. Adjusted for our initiative to eliminate mail-in-rebates and to provide instant rebates in lieu of national vendor sponsored mail-in-rebates, same-location sales increased approximately 2.5% year-over-year. During the first six months of 2007, we opened nine new retail stores in the U.S. and nine new stores in Mexico. During the first six months of 2006, we opened nine new retail stores in the U.S. and five new stores in Mexico.

Retail segment gross margin increased 0.2% of sales to 29.9% of sales for the second quarter of 2007, from 29.7% of sales for the comparable period of 2006. Retail segment gross margin increased 0.5% of sales to 29.6% of sales for the first six months of 2007, from 29.1% of sales for the comparable period of 2006. The gross margin improvements were primarily due to increased vendor funding partially offset by prior year physical inventory gains.

Retail segment operating expenses were 27.3% of sales for the second quarter of 2007 compared to 26.7% for the second quarter of 2006. Excluding the impact of the adjustment to the store closing charges, Retail segment operating expenses were 27.7% of sales for the second quarter of 2006. Operating expenses as a percent of sales for the second quarter of 2007 benefited from reduced occupancy and advertising costs, partially offset by an increase in allocated general and administrative expenses.

Retail segment operating expenses were 25.4% of sales for the first six months of 2007 compared to 29.6% for the comparable period of 2006. Excluding the impact of the store closing charges, Retail segment operating expenses were 25.3% of sales for the first six months of 2006.

For the second quarter of 2007, the Retail segment reported operating income of $24.7 million, or 2.6% of sales, compared to operating income of $27.2 million, or 3.0% of sales, in 2006. Excluding the impact of the adjustment to the store closing charges, Retail segment operating income for the second quarter of 2006 was $18.2 million, or 2.0% of sales. For the first six months of 2007, Retail segment operating income was $89.3 million, or 4.2% of sales, compared to an operating loss of $10.8 million, or (0.5)% of sales, in 2006. Excluding the impact of the store closing charges, Retail segment operating income for the first six months of 2006 was $78.8 million, or 3.8% of sales. The year-over-year improvements in Retail segment income were primarily due to the improvements in gross margins and the expense savings in the second quarter of 2007.

Corporate and Other

Corporate and Other expenses were $9.8 million and $25.0 million in the second quarter of 2007 and 2006, respectively. Excluding the expenses related to headquarters consolidation, Corporate and Other expenses were $14.1 million for the second quarter of 2006. Corporate and Other expenses were $24.1 million and $62.5 million for the first six months of 2007 and 2006, respectively. Excluding the expenses related to headquarters consolidation, Corporate and Other expenses were $35.8 million for the first six months of 2006. The year-over-year decreases in our Corporate and Other expenses were primarily due to lower legacy-related costs.

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

Integration Activities and Facility Closures

In September 2005, the board of directors approved a plan to relocate and consolidate the Company’s retail headquarters in Shaker Heights, Ohio and its existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois. The Company began the consolidation and relocation process in the latter half of 2005. During the second quarter and first six months of 2006, the Company incurred and expensed approximately $10.9 million and $26.6 million, respectively, of costs related to the headquarters consolidation, all of which were reflected in the Corporate and Other segment. The consolidation and relocation process was completed during the second half of 2006.

During the first six months of 2006, the Company closed 109 underperforming domestic retail stores and recorded a pre-tax charge of $89.6 million ($11.3 million for employee severance, asset write-off and impairment and other closure costs and $78.3 million for estimated future lease obligations).

At June 30, 2007, approximately $35.8 million of the reserve for integration and facility closures was included in accrued liabilities, other, and $57.8 million was included in other long-term liabilities. At June 30, 2007, the integration and facility closure reserve included approximately $85.7 million for estimated future lease obligations, which represents the estimated net present value of the lease obligations and is net of anticipated future sublease income of approximately $89.8 million.

Integration and facility closure reserve account activity during the first six months of 2007 and 2006, including the headquarters consolidation and the 2006 store closures, as well as other previously disclosed integration and facility closure activities, was as follows:

	Lease\ Contract Terminations	Severance\ Retention	Asset Write-off & Impairment	Other	Total
	(thousands)
Balance at December 30, 2006	$107,824	$10,838	$—	$3,142	$121,804
Charges to income	—	—	—	—	—
Change in goodwill	—	—	—	—	—
Changes to estimated costs included in income	—	—	—	—	—
Cash payments	(24,122)	(4,948)	—	(1,072)	(30,142)
Non-cash charges	—	—	—	—	—
Accretion	1,973	—	—	—	1,973
Balance at June 30, 2007	$85,675	$5,890	$—	$2,070	$93,635

	Lease\ Contract Terminations	Severance\ Retention	Asset Write-off & Impairment	Other	Total
	(thousands)
Balance at December 31, 2005	$91,455	$21,502	$—	$739	$113,696
Charges to income	78,330	10,721	10,065	17,051	116,167
Change in goodwill	(11,000)	—	—	—	(11,000)
Changes to estimated costs included in income	—	(1,080)	—	—	(1,080)
Cash payments	(40,859)	(16,062)	—	(14,638)	(71,559)
Non-cash charges	—	—	(10,065)	(685)	(10,750)
Accretion	3,402	—	—	—	3,402
Balance at July 1, 2006	$121,328	$15,081	$—	$2,467	$138,876

Liquidity and Capital Resources

As of June 30, 2007, we had $220.6 million of cash and cash equivalents and $391.5 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes. We also had $22.4 million of restricted investments on deposit which are pledged to secure a portion of the outstanding debt. As of  December 30, 2006, we had $282.1 million of cash and cash equivalents, $22.3 million of restricted investments and $409.9 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes. Since the second quarter of 2006, we have reduced our net debt (total debt excluding the timber securitization notes less cash and restricted investments) by approximately $65.4 million.

Our ratio of current assets to current liabilities was 1.48:1 at June 30, 2007, compared with 1.37:1 at December 30, 2006. The increase in our ratio of current assets to current liabilities at June 30, 2007 resulted primarily from the seasonal decrease in accounts payable in the first half of 2007.

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

Operating Activities

The Company’s operating activities generated $40.5 million of cash during the first six months of 2007 and $151.0 million of cash during the first six months of 2006. For the first six months of 2007, items included in net income (loss) provided $169.6 million of cash, and changes in working capital used $129.1 million, principally due to the seasonal reduction in accounts payable partially offset by $82 million of cash proceeds realized from the monetization of certain company-owned life insurance assets. For the first six months of 2006, items included in net income (loss) provided $93.6 million of cash, and changes in working capital provided $57.4 million, primarily due to the reduction in inventories as a result of closing 109 retail stores during the period. At June 30, 2007, $159.0 million of sold accounts receivable were excluded from “Receivables” in our Consolidated Balance Sheet, compared to $180.0 million excluded at December 30, 2006. The decrease at June 30, 2007 in sold accounts receivable of $21.0 million from the amount at December 30, 2006, used cash from operations during 2007.

Investment Activities

The Company’s investing activities used $61.4 million of cash during the first six months of 2007, compared to $46.4 million during the first six months of 2006. Investment activities during the first six months of 2007 were primarily expenditures for property and equipment. The Company expects expenditures for property and equipment in 2007 to total between $140 and $160 million, excluding acquisitions. The Company’s capital spending in 2007 is expected to be for leasehold improvements, new stores, quality and efficiency projects, replacement projects and integration projects.

Financing Activities

Our financing activities used $40.6 million of cash during the first six months of 2007, compared with $2.8 million during the first six months of 2006. Dividend payments totaled $24.5 million and $23.3 million during the first six months of 2007 and 2006, respectively. In both years, the Company’s quarterly dividend was 15 cents per common share. During the first six months of 2007, the Company used $18.5 million of cash to reduce debt as compared to $84.1 million for the same period in 2006. During the first six months of 2006, the Company realized $104.6 million from the exercise of stock options. Excluding the timber securitization notes, our debt-to-equity ratio was .19:1 at June 30, 2007 and .21:1 at December 30, 2006.

Our debt structure consists of credit agreements, note agreements and other borrowings. Information regarding our debt structure is included below. For additional information, see Note 13, Debt, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

Credit Agreements

On June 24, 2005, the Company entered into a loan and security agreement for a revolving credit facility. The revolving credit facility permits the Company to borrow up to the maximum aggregate borrowing amount, which is equal to the lesser of (i) a percentage of the value of certain eligible inventory less certain reserves or (ii) $500 million. There were no borrowings outstanding under the revolver as of June 30, 2007 and December 30, 2006. There were no borrowings outstanding during the first six months of 2007. Letters of credit, which may be issued under the revolver up to a maximum of $100 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolver totaled $86.3 million as of June 30, 2007 and $75.5 million as of December 30, 2006. As of June 30, 2007, the maximum aggregate borrowing amount available under the revolver was $500.0 million and excess availability under the revolver totaled $413.7 million.

Borrowings under the revolver bear interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolver depending on the level of average excess availability. Fees on letters of credit issued under the revolver were charged at a weighted average rate of 1.0% during the first six months of 2007. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit of $500 million exceeds the average daily outstanding borrowings and letters of credit.

Borrowings under the revolver are secured by a lien on substantially all inventory and related proceeds. The revolving loan and security agreement contains customary conditions to borrowing including a monthly calculation of excess borrowing availability and reporting compliance. Covenants in the revolver agreement restrict the amount of letters of credit that may be issued, dividend distributions and other uses of cash if excess availability is less than $75 million. At June 30, 2007, the Company was in compliance with all covenants under the revolver agreement. The revolving credit agreement expires on June 24, 2010. See Subsequent Events section below for additional information concerning the revolving credit facility and a new loan agreement that the Company entered into on July 12, 2007.

Timber Notes

In October 2004, the Company sold its timberlands and received credit-enhanced timber installment notes receivable in the amount of $1,635 million. In December 2004, the Company completed a securitization transaction in which its interest in the timber installment notes receivable and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries that were designated to be qualifying special purpose entities (the “OMXQs”). The OMXQs pledged the timber installment notes receivable and related guarantees and issued securitization notes in the amount of $1,470 million. Recourse on the securitization notes is limited to the pledged timber installment notes receivable. The securitization notes are 15-year non-amortizing, and were issued in two equal $735 million tranches paying interest of 5.42% and 5.54%, respectively.

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

Other

The Company’s joint venture in Mexico had short-term borrowings of $7.0 million as of June 30, 2007. These borrowings are unsecured with a current interest rate of approximately 9.1%. The Company had leased certain equipment at its integrated wood-polymer building materials facility near Elma, Washington under a capital lease. The lease agreement had a base term of seven years and an interest rate of 4.67%. During the first quarter of 2006 the Company paid $29.1 million to terminate the lease agreement.

Cash payments for interest were $11.2 million and $20.6 million for the quarter and six months ended June 30, 2007, respectively, and $11.1 million and $21.8 million for the quarter and six months ended July 1, 2006, respectively.

Subsequent Events

On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with a group of banks. The Loan Agreement amended the Company’s existing revolving credit facility and replaced the Company’s accounts receivable securitization program. The sold accounts receivable under the accounts receivable securitization program at that date were refinanced with borrowings under the new Loan Agreement and excess cash. The new Loan Agreement permits the Company to borrow up to a maximum of $700 million in accordance with a borrowing base calculation equal to a percentage of eligible accounts receivable plus a percentage of the value of the eligible inventory less certain reserves. The Loan Agreement may be increased (up to a maximum of $800 million) at the Company’s request or reduced from time to time, in each case according to terms detailed in the Loan Agreement.

Borrowings under the revolver bear interest at rates based on either the prime rate or “LIBOR”. Margins are applied to the applicable borrowing rates and letter of credit fees under the revolver depending on the level of average excess availability. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings. Borrowings under the revolver are secured by a lien on domestic inventory and accounts receivable. The Loan Agreement expires on July 12, 2012.

Contractual Obligations

For information regarding contractual obligations, see the caption “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. In the first quarter of 2007, the Company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of Financial Accounting Standards Board (FASB) Statement No. 109”, see Note 7, Income Taxes, of “Notes to Quarterly Consolidated Financial Statements (Unaudited)” in this Form 10-Q. As of June 30, 2007, the Company had approximately $70 million of total gross unrecognized tax benefits.

Off-Balance-Sheet Activities and Guarantees

For information regarding off-balance-sheet activities and guarantees, see Note 9, Sales of Accounts Receivable, of “Notes to Quarterly Consolidated Financial Statements (Unaudited)” in this Form 10-Q and the caption “Off-Balance-Sheet Activities and Guarantees” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. At June 30, 2007, there had not been a material change to the information regarding off-balance-sheet-activities and guarantees disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

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

ITEM 3.                QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk see the caption “Disclosures of Financial Market Risk” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. At June 30, 2007, other than a change in the average market price per ton of the benchmark paper grade used to calculate payments under the Additional Consideration Agreement with Boise Cascade L.L.C., described below, there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.

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

As of June 30, 2007 and December 30, 2006, the net amount recognized in our Consolidated Balance Sheet related to the Additional Consideration Agreement (either receivable or payable) was zero. We record changes in the fair value of the Additional Consideration Agreement in our net income (loss) in the period they occur; however, any potential payments from Boise Cascade, L.L.C. to us are not recorded in net income (loss) until all contingencies have been satisfied, which is generally at the end of a 12-month measurement period ending on September 30. As of June 30, 2007, the average market price per ton of the benchmark grade used to calculate payments due under the Additional Consideration Agreement was $953, which represents the average for the first nine months of the 12-month measurement period ending on September 30, 2007. Market prices for paper are volatile and subject to significant fluctuations. Accordingly, the average market price per ton for the 12-month period ending on September 30, 2007 may be different than the average as of June 30, 2007. If the average price per ton of the benchmark grade remains at $953 through September 30, 2007, we would expect to receive a payment of approximately $25 million from Boise Cascade L.L.C.

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

PART II—OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position or results of operations. For information concerning legal proceedings, see “Item 3. Legal Proceedings” and Note 19, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006 and “Item 16. Legal Proceedings and Contingencies” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning our stock repurchases during the three months ended June 30, 2007 is below. All stock was withheld to satisfy our tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1, 2007—April 28, 2007	2,292	51.83	—	—
April 29—May 26, 2007	—	—	—	—
May 27—June 30, 2007	—	—	—	—
Total	2,292	51.83	—	—

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Information concerning our annual meeting of stockholders held April 25, 2007 is set forth in “Item 4. Submission of Matters to a Vote of  Security Holders” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, which information is incorporated herein by reference.

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

/s/ PHILLIP DEPAUL
Phillip DePaul
Senior Vice President, Controller and Chief Accounting Officer
(As Duly Authorized Officer and Principal Accounting Officer)

Date: August 9, 2007

OFFICEMAX INCORPORATED
INDEX TO EXHIBITS

Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2007

Number		Description
3	.1(1)	Restated Certificate of Incorporation, as amended and restated to date
3	.2(2)	Bylaws, as amended October 20, 2006
31	.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated

*                    Filed with this Form 10-Q.

(1)          Exhibit 3.1 was filed under the same exhibit number in our Current Report on Form 8-K dated May 1, 2007, and is incorporated herein by reference.

(2)          Exhibit 3.2 was filed under Exhibit number 3.1 in our Current Report on Form 8-K dated October 25, 2006, and is incorporated herein by reference.