Form 10-Q
period 2007-09-29
OFFICEMAX INC
filed 2007-11-08
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 29, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 1-5057
OFFICEMAX INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0100960 (I.R.S. Employer Identification No.)

263 Shuman Boulevard Naperville, Illinois (Address of principal executive offices)	60563 (Zip Code)
(630) 438-7800
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares Outstanding
Class	as of October 31, 2007
Common Stock, $2.50 par value	75,397,045

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income
(thousands, except per-share amounts)

	Quarter Ended
	September 29,	September 30,
	2007	2006
	(unaudited)
Sales	$2,315,219	$2,244,414
Cost of goods sold and occupancy costs	1,727,161	1,659,603

Gross profit	588,058	584,811

Operating expenses:
Operating and selling	419,765	413,185
General and administrative	79,581	91,479
Other operating (income) expense, net	(1,521)	17,860

Operating income	90,233	62,287

Interest expense	(31,220)	(30,557)
Interest income	21,814	22,900
Other income (expense), net	(179)	(1,401)

Income from operations before income taxes and minority interest	80,648	53,229

Income taxes	(29,080)	(20,250)

Income from operations before minority interest	51,568	32,979

Minority interest, net of income tax	(1,639)	(1,604)

Net Income	49,929	31,375

Preferred dividends	(931)	(1,009)

Net income applicable to common shareholders	$48,998	$30,366

Net income per common share:
Basic	$0.65	$0.41

Diluted	$0.64	$0.41

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income
(thousands, except per-share amounts)

	Nine Months Ended
	September 29,	September 30,
	2007	2006
	(unaudited)
Sales	$6,883,890	$6,708,902

Cost of goods sold and occupancy costs	5,136,809	4,978,340

Gross profit	1,747,081	1,730,562

Operating expenses:
Operating and selling	1,233,114	1,231,529
General and administrative	262,237	267,383
Other operating (income) expense, net	(4,543)	131,156

Operating income	256,273	100,494

Interest expense	(91,296)	(92,274)
Interest income	66,628	66,117
Other income (expense), net	(5,858)	3,160

Income from continuing operations before income taxes and minority interest	225,747	77,497

Income taxes	(85,669)	(29,540)

Income from continuing operations before minority interest	140,078	47,957

Minority interest, net of income tax	(4,174)	(3,293)

Income from continuing operations	135,904	44,664

Discontinued operations:
Operating loss	—	(17,972)
Income tax benefit	—	6,991

Loss from discontinued operations	—	(10,981)

Net income	135,904	33,683
Preferred dividends	(2,947)	(3,027)

Net income applicable to common shareholders	$132,957	$30,656

Basic income (loss) per common share:
Continuing operations	$1.77	$0.57
Discontinued operations	—	(0.15)

Basic income (loss) per common share	$1.77	$0.42

Diluted income (loss) per common share:
Continuing operations	$1.74	$0.57
Discontinued operations	—	(0.15)

Diluted income (loss) per common share	$1.74	$0.42

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands, except share and per-share amounts)

	September 29,	December 30,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$147,351	$282,070
Receivables, net	749,902	556,733
Related party receivables	7,260	5,795
Inventories	997,613	1,071,486
Deferred income taxes	69,463	129,496
Other	60,830	51,264

Total current assets	2,032,419	2,096,844

Property and equipment:
Land and land improvements	38,062	36,195
Buildings and improvements	389,322	359,481
Machinery and equipment	828,730	794,010

Total property and equipment	1,256,114	1,189,686
Accumulated depreciation	(675,130)	(610,061)

Net property and equipment	580,984	579,625

Goodwill	1,242,095	1,216,032
Intangible assets, net	200,173	201,304
Investments in affiliates	175,000	175,000
Timber notes receivable	1,635,000	1,635,000
Restricted investments	22,377	22,292
Deferred charges	51,484	40,439
Other non-current assets	169,492	249,512

Total assets	$6,109,024	$6,216,048

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets
(thousands, except share and per-share amounts)

	September 29,	December 30,
	2007	2006
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings	$28	$—
Current portion of long-term debt	34,888	25,634
Accounts payable:
Trade	798,522	965,218
Related parties	45,920	32,482
Accrued expenses and other current liabilities:
Compensation and benefits	141,299	172,632
Other	364,272	332,937

Total current liabilities	1,384,929	1,528,903

Long-term debt:
Long-term debt, less current portion	349,517	384,246
Timber notes securitized	1,470,000	1,470,000

Total long-term debt	1,819,517	1,854,246
Other long-term obligations:
Compensation and benefits	266,139	287,122
Deferred gain on sale of assets	179,757	179,757
Other long-term obligations	270,866	350,491

Total other long-term obligations	716,762	817,370

Minority interest	30,997	29,885

Commitments and contingent liabilities

Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 1,138,860 and 1,216,335 shares outstanding	51,249	54,735
Common stock—$2.50 par value; 200,000,000 shares authorized; 75,394,765 and 74,903,220 shares outstanding	188,462	187,226
Additional paid-in capital	913,079	893,848
Retained earnings	1,035,937	941,830
Accumulated other comprehensive loss	(31,908)	(91,995)

Total shareholders’ equity	2,156,819	1,985,644

Total liabilities and shareholders’ equity	$6,109,024	$6,216,048

See accompanying notes to quarterly consolidated financial statements.

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Cash Flows
(thousands)

	Nine Months Ended
	September 29,	September 30,
	2007	2006
	(unaudited)
Cash provided by operations:
Net income	$135,904	$33,683
Items in net income not using (providing) cash:
Earnings from affiliates	(4,543)	(4,356)
Depreciation and amortization	97,512	92,570
Minority interest, net of income tax	4,174	3,293
Pension and other postretirement benefits expense	6,086	10,321
Discontinued operations	4	6,566
Other	23,453	30,997
Changes other than from acquisition of business:
Receivables	(173,568)	48,972
Inventories	86,329	205,890
Accounts payable and accrued liabilities	(205,878)	(133,226)
Current and deferred income taxes	16,641	43,911
Other	45,339	1,151

Cash provided by operations	31,453	339,772

Cash used for investment:
Expenditures for property and equipment	(101,339)	(96,775)
Proceeds from sale of assets	1,200	4,438
Other	(1,948)	—

Cash used for investment	(102,087)	(92,337)

Cash used for financing:
Cash dividends paid	(35,758)	(34,376)
Short-term borrowings, net	28	(18,666)
Payments of long-term debt	(25,510)	(65,478)
Proceeds from exercise of stock options	5,852	112,682
Other	(10,022)	(34)

Cash used for financing	(65,410)	(5,872)
Effect of exchange rates on cash and cash equivalents	1,325	(7)
Increase (decrease) in cash and cash equivalents	(134,719)	241,556
Cash and cash equivalents at beginning of period	282,070	72,198

Cash and cash equivalents at end of period	$147,351	$313,754

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
The accompanying quarterly consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries as well as those of variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements are for the thirteen and thirty-nine week periods ended on September 29, 2007 (also referred to as the “third quarter of 2007” and “year-to-date 2007”) and the thirteen and thirty-nine week periods ended on September 30, 2006 (also referred to as the “third quarter of 2006” and “year-to-date 2006”). The Company’s fiscal year ends on the last Saturday in December. Due primarily to statutory audit requirements, the Company’s international businesses maintain December 31 year-ends.
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
In September 2006, the Financial Accounting Standards Board (FASB) issued (Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective beginning January 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 157.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of SFAS 115,” (“SFAS 159”). SFAS 159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective beginning January 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 159.

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
During 2005, the Company experienced unexpected difficulties in achieving anticipated levels of production at the facility. These issues delayed the process of identifying and qualifying a buyer for the business and as a result, the Company concluded that it was unable to attract a buyer in the near term and elected to cease operations at the facility during the first quarter of 2006.
During the first quarter of 2006, the Company recorded pre-tax expenses of $18.0 million for contract termination and other closure costs. These charges and expenses were reflected within discontinued operations in the Consolidated Statements of Income (Loss).
The liabilities of the Elma, Washington facility are included in current liabilities ($15.5 million at September 29, 2007 and $15.5 million at December 30, 2006, respectively) in the Consolidated Balance Sheets. The estimated fair value of the related assets was zero at September 29, 2007 and December 30, 2006.
See Note 3, Discontinued Operations, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006 for additional information related to the discontinued operations.
3. Integration Activities and Facility Closures
In September 2005, the board of directors approved a plan to relocate and consolidate the Company’s retail headquarters in Shaker Heights, Ohio and its existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois. The Company began the consolidation and relocation process in the latter half of 2005. During the third quarter and first nine months of 2006, the Company incurred and expensed approximately $11.5 million and $38.1 million, respectively, of costs related to the headquarters consolidation, all of which were reflected in the Corporate and Other segment. The consolidation and relocation process was completed during the second half of 2006.
During the first nine months of 2006, the Company closed 109 underperforming domestic retail stores and recorded a pre-tax charge of $89.5 million ($11.3 million for employee severance, asset write-off and impairment and other closure costs and $78.2 million for estimated future lease obligations, net of estimated sublease income). Also, during the third quarter of 2006, the Company announced the reorganization of our Contract segment and recorded a pre-tax charge of $7.9 million for employee severance.
At September 29, 2007, approximately $31.3 million of the reserve for integration and facility closures was included in accrued liabilities, other, and $51.8 million was included in other long-term liabilities. At September 29, 2007, the integration and facility closure reserve included approximately $78.2 million for estimated future lease obligations, which represents the estimated net present value of the lease obligations and is net of anticipated future sublease income of approximately $86.7 million.

Integration and facility closure reserve account activity during the first nine months of 2007 and 2006, including the headquarters consolidation, the 2006 store closures and the Contract segment reorganization, as well as other previously disclosed integration and facility closure activities, was as follows:

	Lease\		Asset
	Contract	Severance\	Write-off &
	Terminations	Retention	Impairment	Other	Total
	(thousands)
Balance at December 30, 2006	$107,824	$10,838	$—	$3,142	$121,804
Charges to income	—	—	—	—	—
Change in goodwill	—	—	—	—	—
Changes to estimated costs included in income	—	—	—	—	—
Cash payments	(32,455)	(7,462)	—	(1,656)	(41,573)
Non-cash charges	—	—	—	—	—
Accretion	2,825	—	—	—	2,825

Balance at September 29, 2007	$78,194	$3,376	$—	$1,486	$83,056

	Lease\		Asset
	Contract	Severance\	Write-off &
	Terminations	Retention	Impairment	Other	Total
	(thousands)
Balance at December 31, 2005	$91,455	$21,502	$—	$739	$113,696
Charges to income	81,830	18,801	9,089	25,792	135,512
Change in goodwill	(11,000)	—	—	—	(11,000)
Changes to estimated costs included in income	—	(1,080)	—	—	(1,080)
Cash payments	(55,572)	(24,808)	—	(17,988)	(98,368)
Non-cash charges	—	—	(9,089)	(5,978)	(15,067)
Accretion	4,850	—	—	—	4,850

Balance at September 30, 2006	$111,563	$14,415	$—	$2,565	$128,543

4. Net Income (Loss) Per Common Share
The computation of basic and diluted income (loss) per common share for the third quarter and first nine months of 2007 and 2006 is as follows:

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(thousands, except per-share amounts)
Basic income (loss) per common share:
Income (loss) from continuing operations	$49,929	$31,375	$135,904	$44,664
Preferred dividends	(931)	(1,009)	(2,947)	(3,027)

Basic income (loss) before discontinued operations	48,998	30,366	132,957	41,637
Loss from discontinued operations	—	—	—	(10,981)

Basic income (loss)	$48,998	$30,366	$132,957	$30,656

Average shares—basic income (loss) per common share	75,376	74,235	75,237	72,648

Basic income (loss) per common share:
Continuing operations	$0.65	$0.41	$1.77	$0.57
Discontinued operations	—	—	—	(0.15)

Basic income (loss) per common share	$0.65	$0.41	$1.77	$0.42

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(thousands, except per-share amounts)
Diluted income (loss) per common share:
Basic income (loss) from continuing operations	$48,998	$30,366	$132,957	$41,637
Preferred dividends eliminated	—	—	—	—

Diluted income (loss) before discontinued operations	48,998	30,366	132,957	41,637
Loss from discontinued operations	—	—	—	(10,981)

Diluted income (loss)	$48,998	$30,366	$132,957	$30,656

Average shares—basic income (loss) per common share	75,376	74,235	75,237	72,648
Restricted stock, stock options and other	1,182	544	1,061	603

Average shares—diluted income (loss) per common share	76,558	74,779	76,298	73,251

Diluted income (loss) per common share:
Continuing operations	$0.64	$0.41	$1.74	$0.57
Discontinued operations	—	—	—	(0.15)

Diluted income (loss) per common share	$0.64	$0.41	$1.74	$0.42

5. Other Operating (Income) Expense, Net
The components of “Other operating (income) expense, net” in the Consolidated Statements of Income (Loss) are as follows:

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(thousands)
Integration activities and facility closures (See Note 3)	$—	$19,345	$—	$135,512
Earnings from affiliates	(1,521)	(1,485)	(4,543)	(4,356)

	$(1,521)	$17,860	$(4,543)	$131,156

6. Other Income (Expense), Net (non-operating)
The components of “Other income (expense), net” (non-operating) in the Consolidated Statements of Income (Loss) are as follows:

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(thousands)
Additional Consideration Agreement adjustment (See Note 16)	$—	$—	$—	$9,232
Receivable securitization program costs	(302)	(2,774)	(5,562)	(7,929)
Other	123	1,373	(296)	1,857

	$(179)	$(1,401)	$(5,858)	$3,160

7. Income Taxes
The Company adopted FASB Interpretation (FIN) No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” at the beginning of 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, “Accounting for Income Taxes.” The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation, the Company recognized a $4.0 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Consolidated Balance Sheet. Including the cumulative effect of this increase, at the beginning of 2007, the Company had $70.2 million of total gross unrecognized tax benefits. As of September 29, 2007, the Company had $72.3 million of total gross unrecognized tax benefits. The change in gross unrecognized tax benefits during the first nine months of 2007 includes a decrease of $11.3 million from settlements with tax authorities, an increase of $10.1 million in unrecognized tax benefits and an increase of $3.3 million in penalties and interest. Of the total gross unrecognized tax benefits, approximately $32 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The remaining balance of approximately $40 million, if recognized, would be recorded as an adjustment to goodwill and would not affect the effective tax rate. It is possible that the Company’s liability for uncertain tax positions will be reduced by as much as $22.4 million by the end of third quarter 2008. Approximately $17.0 million of this amount would impact the Company’s effective tax rate with the remaining $5.4 million impacting goodwill. Such reductions would result from the effective settlement of tax positions with various tax authorities.
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
The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. As of January 1, 2007, the Company had $5.8 million of accrued interest and penalties associated with uncertain tax positions. Income tax expense for the nine months ended September 29, 2007 includes interest and penalties of $3.3 million.
For the nine months ended September 29, 2007, the Company paid income taxes, net of refunds received, of $68.6 million. For the nine months ended September 30, 2006, the Company received income tax refunds, net of income taxes paid, of $20.4 million.
8. Comprehensive Income (Loss)
Comprehensive income (loss) includes the following:

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(thousands)
Net income	$49,929	$31,375	$135,904	$33,683
Other comprehensive income (loss):
Foreign currency translation adjustments	11,304	10,067	52,414	(279)
Amortization of unrecognized retirement and benefit costs (net of tax)	2,550	—	7,673	—

Comprehensive income (loss)	$63,783	$41,442	$195,991	$33,404

9. Sales of Accounts Receivable
The Company sold, on a revolving basis, an undivided interest in a defined pool of receivables while retaining a subordinated interest in a portion of the receivables. The receivables were sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that was consolidated for financial reporting purposes. At December 30, 2006, $180.0 million of sold accounts receivable were excluded from receivables in the accompanying Consolidated Balance Sheets. The Company’s subordinated retained interest in the transferred receivables was $111.2 million at December 30, 2006, and is included in receivables, net in the Consolidated Balance Sheets.
On July 12, 2007, the Company entered into a new loan agreement (See Note 13. Debt). The new loan agreement amended the Company’s existing revolving credit facility and replaced the Company’s accounts receivable securitization program. The sold accounts receivable under the accounts receivable securitization program at that date were refinanced with borrowings under the new loan agreement and excess cash. The Company no longer sells any of its accounts receivable.

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
The Boise Cascade, L.L.C. non-voting equity units accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June or December. The Company recognized dividend income on this investment of $1.5 million and $4.5 million for the quarter and nine months ended September 29, 2007, respectively, and $1.5 million and $4.4 million for the quarter and nine months ended September 30, 2006, respectively.
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
Changes in the carrying amount of goodwill by segment were as follows:

	OfficeMax,	OfficeMax,
	Contract	Retail	Total
	(thousands)
Balance at December 30, 2006	$528,090	$687,942	$1,216,032
Effect of foreign currency translation	25,147	—	25,147
Businesses acquired	916	—	916

Balance at September 29, 2007	$554,153	$687,942	$1,242,095

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

	September 29, 2007
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(thousands)
Trade names	$173,150	$—	$173,150
Customer lists and relationships	42,601	(21,843)	20,758
Noncompete agreements	12,882	(10,187)	2,695
Exclusive distribution rights	6,158	(2,588)	3,570

	$234,791	$(34,618)	$200,173

	December 30, 2006
	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
	(thousands)
Trade names	$173,150	$—	$173,150
Customer lists and relationships	39,681	(17,678)	22,003
Noncompete agreements	12,853	(8,213)	4,640
Exclusive distribution rights	3,616	(2,105)	1,511

	$229,300	$(27,996)	$201,304

Intangible asset amortization expense totaled $2.0 million and $5.2 million for the quarter and nine months ended September 29, 2007, respectively. Intangible asset amortization expense totaled $1.0 million and $4.8 million for the quarter and nine months ended September 30, 2006, respectively.
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
13. Debt
Credit Agreements
On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with a group of banks. The Loan Agreement amended the Company’s existing revolving credit facility and replaced the Company’s accounts receivable securitization program. The new Loan Agreement permits the Company to borrow up to a maximum of $700 million in accordance with a borrowing base calculation equal to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The Loan Agreement may be increased (up to a maximum of $800 million) at the Company’s request or reduced from time to time, in each case according to terms detailed in the Loan Agreement. There were no borrowings outstanding under the revolver as of September 29, 2007 and December 30, 2006. Letters of credit, which may be issued under the revolver up to a maximum of $250 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolver totaled $82.3 million as of September 29, 2007 and $75.5 million as of December 30, 2006. As of September 29, 2007, the maximum aggregate borrowing amount available under the revolver was $700.0 million and excess availability under the revolver totaled $617.7 million.

Borrowings under the revolver bear interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolver depending on the level of average excess availability. Fees on letters of credit issued under the revolver were charged at a weighted average rate of 0.875% during the third quarter of 2007. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit.
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
Cash payments for interest were $5.7 million and $26.4 million for the quarter and nine months ended September 29, 2007, respectively, and $5.3 million and $27.1 million for the quarter and nine months ended September 30, 2006, respectively.
14. Retirement and Benefit Plans
The following represents the components of net periodic pension and other postretirement benefit costs (income):

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(thousands)
Service cost	$419	$400	$72	$217
Interest cost	19,270	18,670	314	395
Expected return on plan assets	(22,254)	(21,838)	—	—
Recognized actuarial loss	5,055	5,790	124	173
Plan settlement/curtailment/closures expense	—	—	—	—
Amortization of prior service costs and other	—	—	(1,050)	(893)

Net periodic benefit cost (income)	$2,490	$3,022	$(540)	$(108)

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(thousands)
Service cost	$1,257	$1,200	$237	$651
Interest cost	57,812	56,010	963	1,185
Expected return on plan assets	(66,763)	(65,514)	—	—
Recognized actuarial loss	15,165	17,370	369	519
Plan settlement/curtailment/closures expense	—	1,580	—	—
Amortization of prior service costs and other	—	—	(2,954)	(2,680)

Net periodic benefit cost (income)	$7,471	$10,646	$(1,385)	$(325)

The minimum contribution requirement for the Company’s plans for 2007 is approximately $11 million. As of September 29, 2007, the Company has made contributions totaling $12.8 million.
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
An analysis of our operations by segment is as follows:

			Income (Loss) Before Taxes
	Sales		and Minority Interest (a)
	Quarter Ended		Quarter Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(thousands)
OfficeMax, Contract	$1,185,670	$1,158,273	$54,979	$37,793
OfficeMax, Retail	1,129,549	1,086,141	45,279	54,794
Corporate and Other	—	—	(10,025)	(30,300)

	$2,315,219	$2,244,414	90,233	62,287

Interest expense			(31,220)	(30,557)
Interest income and other			21,635	21,499

			$80,648	$53,229

			Income (Loss) Before Taxes
	Sales		and Minority Interest (a)
	Nine Months Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
	(thousands)
OfficeMax, Contract	$3,647,331	$3,535,777	$155,875	$149,266
OfficeMax, Retail	3,236,559	3,173,125	134,572	43,988
Corporate and Other	—	—	(34,174)	(92,760)

	$6,883,890	$6,708,902	256,273	100,494

Interest expense			(91,296)	(92,274)
Interest income and other			60,770	69,277

			$225,747	$77,497

a)	See Note 3, Integration Activities and Facility Closures and Note 5, Other Operating (Income) Expense, Net for an explanation of certain unusual and/or non-recurring items affecting the segments.

16. Commitments and Guarantees
In addition to commitments for leases and long-term debt, and purchase obligations for goods and services and capital expenditures entered into in the normal course of business, the Company has various other commitments, guarantees and obligations that are described in Note 18, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006 (“Item 8. Financial Statements and Supplementary Data”). At September 29, 2007, other than a change in the average market price per ton of the benchmark paper grade used to calculate payments under the Additional Consideration Agreement with Boise Cascade L.L.C., described below, there had not been a material change to the information regarding commitments, guarantees and contractual obligations disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.
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
We record changes in the fair value of the Additional Consideration Agreement in our net income (loss) in the period they occur; however, any potential payments from Boise Cascade, L.L.C. to us are not recorded in net income (loss) until all contingencies have been satisfied, which is generally at the end of a 12-month measurement period ending on September 30. As of September 30, 2007, the last day of the third 12-month measurement period, the average market price per ton of the benchmark grade used to calculate payments due under the Additional Consideration Agreement was $966. Based on this price, we expect to receive a payment of approximately $33 million from Boise Cascade L.L.C. and we will recognize income of $33 million in the fourth quarter of 2007. As of September 29, 2007 and December 30, 2006, the net amount recognized in our Consolidated Balance Sheet related to the Additional Consideration Agreement (either receivable or payable) was zero.
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
In June 2005, the Company announced that the SEC issued a formal order of investigation arising from the Company’s previously announced internal investigation into its accounting for vendor income. The Company launched its internal investigation in December 2004 when the Company received claims by a vendor to its retail business that certain employees acted inappropriately in requesting promotional payments and in falsifying supporting documentation. The internal investigation was conducted under the direction of the Company’s audit committee and was completed in March 2005. The Company cooperated fully with the SEC. In a letter dated October 23, 2007, the Company received notification from the SEC that it had completed its investigation against the Company and was not recommending any enforcement action.
The Company and several former officers and/or directors of the Company or its predecessor are defendants in a consolidated, putative class action proceeding (Roth v. OfficeMax Inc., et. al, U.S. District Court, Northern District of Illinois) alleging violations of the Securities Exchange Act of 1934. The Complaint alleges, in summary, that the Company failed to disclose (a) that vendor income had been improperly recorded, (b) that the Company lacked internal controls necessary to ensure the proper reporting of revenue and compliance with generally accepted accounting principles, and (c) that the Company’s 2004 and later results would be adversely affected by the Company’s allegedly improper practices. The relief sought includes unspecified compensatory damages, interest and costs, including attorneys’ fees. On September 21, 2005, the defendants filed a motion to dismiss the consolidated amended complaint. On September 12, 2006, the court granted the defendant group’s joint motion to dismiss the consolidated amended complaint. On November 9, 2006, the plaintiffs filed a purported amended complaint. On January 19, 2007, the defendants filed a motion to dismiss the amended complaint. On September 26, 2007, the court granted the motion to dismiss and terminated the case.
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

The Company sponsors several share-based compensation plans, which are described below. Compensation costs related to the Company’s share-based plans were $6.9 million and $21.3 million for the quarter and nine months ended September 29, 2007, respectively. Compensation costs related to the Company’s share-based plans were $7.8 million and $18.1 million for the quarter and nine months ended September 30, 2006, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) for share-based compensation arrangements was $2.7 million and $8.3 million for the quarter and nine months ended September 29, 2007, respectively. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) for share-based compensation arrangements was $3.0 million and $7.0 million for the quarter and nine months ended September 30, 2006, respectively.
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
The 2003 Plan was effective January 1, 2003, and replaced the Key Executive Performance Plan for Executive Officers, Key Executive Performance Plan for Key Executives/Key Managers, 1984 Key Executive Stock Option Plan (“KESOP”), Key Executive Performance Unit Plan (“KEPUP”) and Director Stock Option Plan (“DSOP”). No grants or awards have been made under the Key Executive Performance Plans, KESOP, KEPUP, or DSOP since 2003 and no future grants or awards will be made under these plans. A total of 5,208,024 shares of common stock is reserved for issuance under the 2003 Plan. The Company’s executive officers, key employees and nonemployee directors are eligible to receive awards under the 2003 Plan at the discretion of the Executive Compensation Committee of the Board of Directors. Eight types of awards may be granted under the 2003 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, annual incentive awards and stock bonus awards.
Restricted Stock and Restricted Stock Units
In the first nine months of 2007, the Company granted to employees and independent directors 765,731 restricted stock units (“RSUs”). The weighted-average grant-date fair value of the RSUs was $50.84. As of September 29, 2007, 713,457 of these RSUs remained outstanding which vest after defined service periods as follows: 23,778 units in 2008, 344,840 in 2009 and 344,839 in 2010. The remaining compensation expense to be recognized related to this grant, net of estimated forfeitures, is $22 million.
In 2006, the Company granted to employees and independent directors 1,157,479 RSUs. The weighted-average grant-date fair value of the RSUs was $28.79. As of September 29, 2007, 971,720 of these RSUs remained outstanding which vest after defined service periods as follows: 10,808 units in 2007, 480,456 in 2008 and 480,456 in 2009. The remaining compensation expense to be recognized related to this grant, net of estimated forfeitures, is approximately $12 million.
In 2005, the Company granted to employees and independent directors 728,123 RSUs. The weighted-average grant-date fair value of the RSUs was $33.15. As of September 29, 2007, 81,566 of these RSUs remained outstanding, which vest after defined service periods as follows: 29,666 units in 2007, 45,900 units in 2008 and 3,000 units in both 2009 and 2010. The remaining compensation expense to be recognized related to this grant, net of estimated forfeitures, is $0.3 million.

In 2004, the Company granted 14,765 shares of restricted stock to nonemployee directors. The restricted stock granted to directors vests nine months from their termination or retirement from board service, and 7,170 of these restricted stock shares remain outstanding at September 29, 2007.
Shares of restricted stock are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed. RSUs are restricted until they vest and are convertible into one common share after the restriction has lapsed. No entries are made in the financial statements on the grant date of restricted stock and RSU awards. The Company recognizes compensation expense related to these awards over the vesting periods based on the closing prices of the Company’s common stock on the grant dates. If these awards contain performance criteria, management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. For the quarter and nine months ended September 29, 2007, the Company recognized $6.8 million and $20.9 million, respectively, of pretax compensation expense and additional paid-in capital related to restricted stock and RSU awards. For the quarter and nine months ended September 30, 2006, the Company recognized $7.6 million and $17.7 million, respectively, of pretax compensation expense and additional paid-in capital related to restricted stock and RSU awards.
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
Stock Units
The Company has a shareholder approved deferred compensation program for certain of its executive officers that allows them to defer a portion of their cash compensation. Previously, these officers could allocate their deferrals to a stock unit account. The Company matched deferrals used to purchase stock units with a 25% Company allocation of stock units. As a result of an amendment to the plan, no additional deferrals can be allocated to the stock unit accounts. At September 29, 2007, 12,789 stock units were allocated to the accounts of executive officers. A stock unit is equal in value to one share of the Company’s common stock. The value of deferred stock unit accounts is paid in shares of the Company’s common stock when an officer retires or terminates employment.
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

Under the KESOP and DSOP, options may not, except under unusual circumstances, be exercised until one year following the grant date. Under the DSCP, options may be exercised nine months after the grant date.
A summary of stock option activity for the quarters ended September 29, 2007 and September 30, 2006 is presented in the table below:

	2007		2006
		Weighted Avg.		Weighted Avg.
	Shares	Exercise Price	Shares	Exercise Price
Balance at beginning of period	1,753,188	$31.81	5,759,545	$32.39
Options granted	35,000	31.39	—	—
Options exercised	(185,563)	31.53	(3,454,784)	32.71
Options forfeited and expired	(1,650)	36.88	(12,500)	37.57

Balance at end of period	1,600,975	$31.83	2,292,261	$31.88

Exercisable at end of period	1,397,843		2,044,729
The following table provides summarized information about stock options outstanding at September 29, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$2.50	11,171	—	$2.50	11,171	$2.50
$18.00—$28.00	571,944	2.9	27.65	571,944	27.65
$28.01—$39.00	1,017,860	4.3	34.49	814,728	35.08
The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is approximately $0.7 million. At September 29, 2007, the aggregate intrinsic value of outstanding stock options and exercisable stock options was $5.1 million and $4.7 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company’s closing stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the quantities of in-the-money options at the end of the quarter).

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
Financial Performance
Our results for 2007 and 2006 included various items related to the Company’s previously announced restructuring activities and our transition from a commodity manufacturing-based company to an independent office products distribution company, which are not expected to be ongoing, including the following:
•	Results for the first nine months of 2007 included a loss from a sale of OfficeMax, Contract’s operations in Mexico. These operations were sold to OfficeMax de Mexico, our 51% owned joint venture that operates OfficeMax stores in Mexico. The net impact of the transaction was a $1.1 million increase in minority interest, net of income tax, which is included in the Consolidated Statement of Income (Loss).

•	In the first nine months of 2006, we recorded pre-tax charges of $89.5 million related to the closing of 109 retail stores, $7.9 million related to the reorganization of our contract segment and $38.1 million related to the consolidation of our corporate headquarters, respectively. These charges were included in Other operating (income) expense, net in the Consolidated Statements of Income (Loss) and were reflected in the Retail segment (store closures), Contract segment (reorganization) and the Corporate and Other segment (headquarters consolidation), respectively. See sub-caption “Integration Activities and Facility Closures” below for additional information regarding the store closures and the headquarters consolidation.

•	In the first nine months of 2006, we recognized an $11 million loss from discontinued operations related to a manufacturing facility near Elma, Washington. See sub-caption “Discontinued Operations” below for more information regarding the loss from discontinued operations.

•	During the second quarter of 2006, we reduced a liability related to the Additional Consideration Agreement that was entered into in connection with the sale of the paper, forest products and timberland assets, which resulted in a credit to Other, income (expense), net (non-operating) of $9.2 million.
We evaluate our results of operations both before and after certain gains and losses that management believes are not indicative of our core operating activities, such as the items described above. We believe our presentation of financial measures before, or excluding, these items, which are non-GAAP measures, enhances our investors’ overall understanding of the impact of the Company’s restructuring activities and our recurring operational performance and provides useful information to both investors and management to evaluate the ongoing operations and prospects of OfficeMax by providing better comparisons and information regarding significant trends and variability in our earnings. Whenever we use non-GAAP financial measures, we designate those measures as “adjusted” and provide a reconciliation of non-GAAP financial measures to the most closely applicable GAAP financial measure. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measure.
Although we believe the non-GAAP financial measures enhance an investor’s understanding of our performance, our management does not itself, nor does it suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. The non-GAAP financial measures we use may not be consistent with the presentation of similar companies in our industry. However, we present such non-GAAP financial measures in reporting our financial results to provide investors with an additional tool to evaluate our operating results in a manner that focuses on what we believe to be our ongoing business operations. In addition, use of the non-GAAP measures that exclude certain gains and losses is not intended to suggest that our future financial results will not be impacted by additional unusual items.

The following tables summarize the impact of the gains and losses summarized above on our results of operations for 2007 and 2006 and provide a reconciliation of our non-GAAP measures to the corresponding GAAP measure. Both GAAP and non-GAAP measures are used throughout this Management’s Discussion and Analysis.

	Quarter Ended
	September 30, 2006
	As	Special		As
	Reported	Items		Adjusted

Segment income (loss)
OfficeMax, Contract	$37.8	$7.9	(a)	$45.7
OfficeMax, Retail	54.8	—		54.8
Corporate and Other	(30.3)	11.5	(c)	(18.8)

Operating income (loss)	62.3	19.4		81.7

Operating income margin
OfficeMax, Contract	3.3%	0.6%		3.9%
OfficeMax, Retail	5.0%	—		5.0%
Consolidated	2.8%	0.8%		3.6%

Interest expense	(30.6)	—		(30.6)
Interest income and other	21.5	—		21.5

Income (loss) from operations before income taxes and minority interest	53.2	19.4		72.6
Income taxes	(20.2)	(7.6	) (g)	(27.8)

Income (loss) from operations before minority interest	33.0	11.8		44.8
Minority interest, net of income tax	(1.6)	—		(1.6)

Net income	$31.4	$11.8		$43.2

Diluted income (loss) per common share
Continuing operations	$0.41	$0.15		$0.56
Discontinued operations	—	—		—

Diluted income (loss) per common share	$0.41	$0.15		$0.56

	Nine Months Ended
	September 29 , 2007				September 30, 2006
	As	Special		As	As	Special		As
	Reported	Items		Adjusted	Reported	Items		Adjusted

Segment income (loss)
OfficeMax, Contract	$155.9	$—		$155.9	$149.3	$7.9	(a)	$157.2
OfficeMax, Retail	134.6	—		134.6	44.0	89.5	(b)	133.5
Corporate and Other	(34.2)	—		(34.2)	(92.8)	38.1	(c)	(54.7)

Operating income (loss)	256.3	—		256.3	100.5	135.5		236.0

Operating income margin
OfficeMax, Contract	4.3%			4.3%	4.2%	0.2%		4.4%
OfficeMax, Retail	4.2%			4.2%	1.4%	2.8%		4.2%
Consolidated	3.7%			3.7%	1.5%	2.0%		3.5%

Interest expense	(91.3)	—		(91.3)	(92.3)	—		(92.3)
Interest income and other	60.8	—		60.8	69.3	(9.2	) (d)	60.1

Income (loss) from continuing operations before income taxes and minority interest	225.8	—		225.8	77.5	126.3		203.8
Income taxes	(85.7)	—		(85.7)	(29.5)	(49.2	) (g)	(78.7)

Income (loss) from continuing operations before minority interest	140.1	—		140.1	48.0	77.1		125.1
Minority interest, net of income tax	(4.2)	1.1	(e)	(3.1)	(3.3)	—		(3.3)

Income (loss) from continuing operations	135.9	1.1		137.0	44.7	77.1		121.8

Discontinued operations
Operating loss	—	—		—	(18.0)	18.0	(f)	—
Write-down of assets	—	—		—	—	—		—
Income tax benefit	—	—		—	7.0	(7.0	) (g)	—

Loss from discontinued operations	—	—		—	(11.0)	11.0		—

Net income	$135.9	$1.1		$137.0	$33.7	$88.1		$121.8

Diluted income (loss) per common share
Continuing operations	$1.74	$0.02		$1.76	$0.57	$1.05		$1.62
Discontinued operations	—	—		—	(0.15)	0.15		—

Diluted income (loss) per common share	$1.74	$0.02		$1.76	$0.42	$1.20		$1.62

(a)	Charges associated with the reorganization of our Contract segment included in Contract segment operating expenses.

(b)	Charges associated with the closing of 109 retail stores included in Retail segment operating expenses.

(c)	Charges associated with the consolidation of our corporate headquarters included in Corporate and Other segment operating expenses.

(d)	Income related to the Additional Consideration Agreement adjustment included in interest income and other.

(e)	Loss from a sale of OfficeMax, Contract’s operations in Mexico included in minority interest, net of income tax.

(f)	Loss from discontinued operations related to a manufacturing facility near Elma, Washington.

(g)	Income tax effect of special items.

Results of Operations, Consolidated
   ($ in millions, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Sales	$2,315.2	$2,244.4	$6,883.9	$6,708.9
Income from continuing operations before income taxes and minority interest	$80.6	$53.2	$225.7	$77.5
Net income	$49.9	$31.4	$135.9	$33.7

Diluted income (loss) per common share:
Continuing operations	$0.64	$0.41	$1.74	$0.57
Discontinued operations	—	—	—	(0.15)

Diluted income per common share	$0.64	$0.41	$1.74	$0.42

	(percentage of sales)

Gross profit margin	25.4%	26.1%	25.4%	25.8%
Operating and selling expenses	18.1%	18.4%	17.9%	18.4%
General and administrative expenses	3.4%	4.1%	3.8%	4.0%
Other operating (income) expense, net	—%	0.8%	—%	1.9%
Operating profit margin	3.9%	2.8%	3.7%	1.5%
Sales for the third quarter of 2007 increased 3.2% to $2,315.2 million from $2,244.4 million for the third quarter of 2006. Year-to-date, sales increased 2.6% to $6,883.9 million in 2007 from $6,708.9 million in 2006. The year-over-year sales increases reflect same-location sales growth for both our Contract and Retail segments as well as the impact of new stores. For more information about our segment results, see the discussion of segment results below.
Gross profit margin declined 0.7% of sales to 25.4% of sales for the third quarter of 2007 compared to 26.1% of sales in the previous year. The gross margin decrease for the third quarter of 2007 compared to the prior year reflects lower gross margins in both our Contract and Retail segments. Gross profit margin declined 0.4% of sales to 25.4% of sales for the first nine months of 2007 compared to 25.8% of sales in the previous year. The gross profit margin decrease for the first nine months of 2007 compared to the previous year reflects lower gross margins in our Contract segment while gross margins in our Retail segment were unchanged.
Operating and selling expenses decreased by 0.3% of sales to 18.1% of sales in the third quarter of 2007 from 18.4% of sales a year earlier. The improvements in operating and selling expenses as a percent of sales in the third quarter of 2007 compared to the previous year were primarily the result of a shift of expense to general and administrative, reduced incentive compensation expense and lower marketing expenses in the Contract segment, partially offset by higher store labor costs in the Retail segment and a write-off of software costs of $2.9 million in our international operations. Year-to-date, operating and selling expenses decreased by 0.5% of sales to 17.9% of sales in 2007 from 18.4% of sales a year earlier. The improvements in operating and selling expenses as a percent of sales were primarily the result of lower incentive compensation expense and a shift of expense to general and administrative in the Contract segment.
General and administrative expenses were 3.4% of sales for the third quarter of 2007 and 4.1% of sales for the third quarter of 2006. General and administrative expenses were 3.8% of sales for the first nine months of 2007 and 4.0% of sales for the first nine months of 2006. General and administrative expenses as a percent of sales reflect lower incentive compensation expense and legacy-related costs, partially offset by a shift in expense from operating and selling in the Contract segment.

Other operating (income) expense, net includes dividends earned on our investment in affiliates of Boise Cascade, L.L.C., which were $1.5 million and $4.5 million for the third quarter and first nine months of 2007, respectively, and $1.5 million and $4.4 million for the third quarter and first nine months of 2006, respectively. In the third quarter of 2006, we reported $17.9 million of expense in Other operating (income) expense, net which included expenses of $7.9 million related to the Contract segment reorganization and $11.5 million related to the headquarters consolidation. In the first nine months of 2006, we reported $131.2 million of expense in Other operating (income) expense, net which included $89.5 million related to the 109 domestic store closures, $38.1 million related to the headquarters consolidation and the aforementioned $7.9 million related to the reorganization of the Contract segment.
Interest expense was $31.2 million in the third quarter of 2007 versus $30.6 million for the prior year. Year-to-date, interest expense was $91.3 million in 2007 and $92.3 million in 2006. Both periods in 2007 include the write-off of deferred financing fees of $1.2 million on the previous bank facility which was replaced in the third quarter of 2007 (See the caption “Liquidity and Capital Resources” in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q). Interest expense includes interest related to the timber securitization notes of approximately $20.1 million for the third quarters of 2007 and 2006 and $60.4 million for the first nine months of 2007 and 2006. The interest expense associated with the timber securitization notes is offset by interest income earned on the timber notes receivable of approximately $20.6 million for the third quarters of 2007 and 2006 and $61.9 million for the first nine months of 2007 and 2006. The interest income on the timber notes receivable is included in interest income and is not netted against the related interest expense in our Consolidated Statements of Income (Loss).
Excluding the interest income earned on the timber notes receivable, interest income was $1.2 million and $2.3 million for the quarters ended September 29, 2007 and September 30, 2006, respectively, and $4.7 million and $4.2 million for the nine months ended September 29, 2007 and September 30, 2006, respectively.
Other income (expense), net (non-operating) was ($0.2) million and $(1.4) million for the third quarters of 2007 and 2006, respectively, and ($5.9) million and $3.2 million for the first nine months of 2007 and 2006, respectively. During the first nine months of 2006, we reduced a portion of the liability related to the Additional Consideration Agreement that was entered into in connection with the sale of the paper, forest products and timberland assets, which resulted in a credit to Other income (expense), net (non-operating) of $9.2 million. Other income (expense), net (non-operating) also includes costs related to the receivable securitization program, which amounted to ($0.3) million and ($2.8) million for the third quarters of 2007 and 2006, respectively, and ($5.6) million and ($7.9) million for the first nine months of 2007 and 2006, respectively.
Our effective tax rate attributable to continuing operations for the third quarter of 2007 was 36.1% compared to 38.0% for the comparable period of 2006. Year-to-date, our effective tax rate attributable to continuing operations was 37.9% in 2007 compared to 38.1% in 2006. Income taxes for both periods were affected by the impact of state income taxes, non-deductible expenses and the mix of domestic and foreign sources of income.
As a result of the foregoing factors, net income for the third quarter of 2007 was $49.9 million, or $0.64 per diluted share, compared with a net income of $31.4 million, or $0.41 per diluted share, for the third quarter of 2006. For the third quarter of 2006, excluding the after-tax effect of charges associated with the reorganization of our contract segment and our headquarters consolidation, adjusted net income, which is a non-GAAP measure, was $43.2 million, or $0.56 per diluted share. Net income for the first nine months of 2007 was $135.9 million, or $1.74 per diluted share, compared with net income of $33.7 million, or $0.42 per diluted share, for the first nine months of 2006. For the first nine months of 2007, excluding the after-tax effect of a loss from the sale of our Contract operations in Mexico to our joint venture in Mexico, adjusted net income, which is a non-GAAP measure, was $137.0 million, or $1.76 per diluted share. For the first nine months of 2006, excluding the after-tax effect of charges associated with the store closures, charges associated with our headquarters consolidation, the income from the Additional Consideration Agreement adjustment, charges associated with the reorganization of our contract segment and the loss from discontinued operations related to the manufacturing facility, adjusted net income, which is a non-GAAP measure, was $121.8 million, or $1.62 per diluted share.

OfficeMax, Contract
   ($ in millions)

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Sales	$1,185.7	$1,158.3	$3,647.3	$3,535.8
Segment income	$55.0	$37.8	$155.9	$149.3
Sales by Product Line
Office supplies and paper	$662.8	$635.5	$2,034.2	$1,919.0
Technology products	$374.5	$378.9	$1,170.2	$1,167.9
Office furniture	$148.4	$143.9	$442.9	$448.9
Sales by Geography
United States	$870.4	$887.0	$2,699.8	$2,671.6
International	$315.3	$271.3	$947.5	$864.2
Sales growth	2.4%	1.2%	3.2%	3.8%
Same-location sales growth	2.2%	1.2%	3.0%	0.4%

	(percentage of sales)

Gross profit margin	22.1%	22.3%	21.8%	22.6%
Operating expenses	17.5%	19.0%	17.5%	18.4%
Operating profit margin	4.6%	3.3%	4.3%	4.2%
For the third quarter of 2007, Contract segment sales were $1,185.7 million, up 2.4% from $1,158.3 million for the third quarter of 2006. For the first nine months of 2007, Contract segment sales were $3,647.3 million, up 3.2% from $3,535.8 million for the first nine months of 2006. The year-over-year sales growth in the third quarter reflects an increase in sales from our International operations, partially offset by a decline in sales from our United States operations. The sales growth for the first nine months of 2007 was realized in both the United States and International operations, primarily in large corporate accounts. Contract segment same-location sales increased 2.2% and 3.0%, year-over-year during the third quarter and first nine months of 2007, respectively. Same-location sales growth excluding the impact of foreign currency exchange rates was (0.4)% and 1.4%, year-over-year during the third quarter and first nine months of 2007, respectively. Contract sales growth was impacted by our initiative to terminate existing unprofitable contracts and be more disciplined in new account acquisition.
Contract segment gross profit margin decreased 0.2% of sales year-over-year to 22.1% of sales for the third quarter of 2007. Contract segment gross profit margin decreased 0.8% of sales year-over-year to 21.8% of sales for the first nine months of 2007. The decreases in gross profit margin were primarily due to the continued impact of new and renewing accounts with lower gross margin rates and the impact of paper price increases.
Operating expenses for the Contract segment were 17.5% of sales for the third quarter of 2007, down from 19.0% of sales for the third quarter of 2006. Operating expenses for the Contract segment were 17.5% of sales for the first nine months of 2007, down from 18.4% in the prior year. Both periods in 2006 include costs related to the Contract reorganization of $7.9 million. Excluding these costs, adjusted operating expenses, which is a non-GAAP measure, for the Contract segment were 18.4% of sales for the third quarter of 2006 and 18.1% of sales for the first nine months of 2006. The year-over-year improvements in operating expenses as a percentage of sales were the result of targeted cost controls, including the reorganization of the Contract segment that we began in the fourth quarter of 2006 and lower incentive compensation costs. The cost savings were partially offset by a write-off of software of $2.9 million in our international operations.
Contract segment operating income increased to $55.0 million for the third quarter of 2007, or 4.6% of sales, compared to $37.8 million, or 3.3% of sales, for 2006. Contract segment operating income increased to $155.9 million for the first nine months of 2007, or 4.3% of sales, compared to $149.3 million, or 4.2% of sales, for 2006. Both periods in 2006 include costs related to the Contract reorganization of $7.9 million. Excluding these costs, Contract segment adjusted operating income, which is a non-GAAP measure, for the third quarter of 2006 was $45.7 million or 3.9% of sales and $157.2 million or 4.4% of sales for the first nine months of 2006.

OfficeMax, Retail
   ($ in millions)

	Quarter Ended		Nine Months Ended
	September 29,	September 30,	September 29,	September 30,
	2007	2006	2007	2006
Sales	$1,129.5	$1,086.1	$3,236.6	$3,173.1
Segment income (loss)	$45.3	$54.8	$134.6	$44.0
Sales by Product Line
Office supplies and paper	$468.2	$457.7	$1,261.6	$1,249.5
Technology products	$564.5	$527.0	$1,687.4	$1,620.4
Office furniture	$96.8	$101.4	$287.6	$303.2
Sales by Geography
United States	$1,060.6	$1,031.3	$3,058.6	$3,028.8
International	$68.9	$54.8	$178.0	$144.3
Sales growth	4.0%	(5.0)%	2.0%	(3.7)%
Same-location sales growth	0.8%	0.2%	0.9%	0.3%

	(percentage of sales)

Gross profit margin	28.9%	30.1%	29.4%	29.4%
Operating expenses	24.9%	25.1%	25.2%	28.0%
Operating profit margin	4.0%	5.0%	4.2%	1.4%
Retail segment sales were $1,129.5 million for the third quarter of 2007 compared to $1,086.1 million for the third quarter of 2006. Retail segment same-location sales increased 0.8% year-over-year. During the third quarter of 2007, we opened nine new retail stores in the U.S. and three new stores in Mexico. Since the third quarter of 2006, we opened forty-five new domestic stores and fourteen new stores in Mexico.
Retail segment sales were $3,236.6 million for the first nine months of 2007 compared to $3,173.1 million for the first nine months of 2007. Retail segment same-location sales increased 0.9% year-over-year. Adjusted for our initiative to eliminate mail-in-rebates and to provide instant rebates in lieu of national vendor sponsored mail-in-rebates, same-location sales increased approximately 1.9% year-over-year.
Retail segment gross margin decreased 1.2% of sales to 28.9% of sales for the third quarter of 2007, from 30.1% of sales for the comparable period of 2006. Retail segment gross margin was 29.4% of sales for the first nine months of 2007 which was flat with the prior year. The gross margin decline for the third quarter of 2007 compared to the previous year was primarily driven by a change in sales-mix from higher margin categories, such as core office supplies and furniture which had negative same-store sales reflecting a weakness in consumer and small business spending, to our technology category which had positive same-store sales, due primarily to our expanded assortment of laptops and computers.
Retail segment operating expenses were 24.9% of sales for the third quarter of 2007 compared to 25.1% for the third quarter of 2006. Operating expenses as a percent of sales for the third quarter of 2007 benefited from reduced incentive compensation costs partially offset by higher store labor costs.
Retail segment operating expenses were 25.2% of sales for the first nine months of 2007 compared to 28.0% for the comparable period of 2006. Excluding the impact of the store closing charges, Retail segment adjusted operating expenses, which is a non-GAAP measure, were 25.2% of sales for the first nine months of 2006.
For the third quarter of 2007, the Retail segment reported operating income of $45.3 million, or 4.0% of sales, compared to operating income of $54.8 million, or 5.0% of sales, in 2006. For the first nine months of 2007, Retail segment operating income was $134.6 million, or 4.2% of sales, compared to operating income of $44.0 million, or 1.4% of sales, in 2006. Excluding the impact of the store closing charges, Retail segment adjusted operating income, which is a non-GAAP measure, for the first nine months of 2006 was $133.5 million, or 4.2% of sales.

Corporate and Other
Corporate and Other expenses were $10.0 million and $30.3 million in the third quarter of 2007 and 2006, respectively. Excluding the expenses related to headquarters consolidation, Corporate and Other adjusted expenses, which is a non-GAAP measure, were $18.8 million for the third quarter of 2006. Corporate and Other expenses were $34.2 million and $92.8 million for the first nine months of 2007 and 2006, respectively. Excluding the expenses related to headquarters consolidation, Corporate and Other adjusted expenses, which is a non-GAAP measure, were $54.7 million for the first nine months of 2006. The year-over-year decreases in our Corporate and Other expenses were primarily due to lower incentive compensation costs and legacy-related costs.
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
During 2005, the Company experienced unexpected difficulties in achieving anticipated levels of production at the facility. These issues delayed the process of identifying and qualifying a buyer for the business and as a result, the Company concluded that it was unable to attract a buyer in the near term and elected to cease operations at the facility during the first quarter of 2006.
During the first quarter of 2006, we recorded pre-tax expenses of $18.0 million for contract termination and other closure costs. These charges and expenses were reflected within discontinued operations in the Consolidated Statements of Income (Loss).
Integration Activities and Facility Closures
In September 2005, the board of directors approved a plan to relocate and consolidate the Company’s retail headquarters in Shaker Heights, Ohio and its existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois. The Company began the consolidation and relocation process in the latter half of 2005. During the third quarter and first nine months of 2006, the Company incurred and expensed approximately $11.5 million and $38.1 million, respectively, of costs related to the headquarters consolidation, all of which were reflected in the Corporate and Other segment. The consolidation and relocation process was completed during the second half of 2006.
During the first nine months of 2006, the Company closed 109 underperforming domestic retail stores and recorded a pre-tax charge of $89.5 million ($11.3 million for employee severance, asset write-off and impairment and other closure costs and $78.2 million for estimated future lease obligations). Also, during the third quarter of 2006, the Company announced the reorganization of our Contract segment and recorded a pre-tax charge of $7.9 million for employee severance.
At September 29, 2007, approximately $31.3 million of the reserve for integration and facility closures was included in accrued liabilities, other, and $51.8 million was included in other long-term liabilities. At September 29, 2007, the integration and facility closure reserve included approximately $78.2 million for estimated future lease obligations, which represents the estimated net present value of the lease obligations and is net of anticipated future sublease income of approximately $86.7 million.

Integration and facility closure reserve account activity during the first nine months of 2007 and 2006, including the headquarters consolidation, the 2006 store closures and the Contract segment reorganization, as well as other previously disclosed integration and facility closure activities, was as follows:

	Lease\		Asset
	Contract	Severance\	Write-off &
	Terminations	Retention	Impairment	Other	Total
	(thousands)
Balance at December 30, 2006	$107,824	$10,838	$—	$3,142	$121,804
Charges to income	—	—	—	—	—
Change in goodwill	—	—	—	—	—
Changes to estimated costs included in income	—	—	—	—	—
Cash payments	(32,455)	(7,462)	—	(1,656)	(41,573)
Non-cash charges	—	—	—	—	—
Accretion	2,825	—	—	—	2,825

Balance at September 29, 2007	$78,194	$3,376	$—	$1,486	$83,056

	Lease\		Asset
	Contract	Severance\	Write-off &
	Terminations	Retention	Impairment	Other	Total
	(thousands)
Balance at December 31, 2005	$91,455	$21,502	$—	$739	$113,696
Charges to income	81,830	18,801	9,089	25,792	135,512
Change in goodwill	(11,000)	—	—	—	(11,000)
Changes to estimated costs included in income	—	(1,080)	—	—	(1,080)
Cash payments	(55,572)	(24,808)	—	(17,988)	(98,368)
Non-cash charges	—	—	(9,089)	(5,978)	(15,067)
Accretion	4,850	—	—	—	4,850

Balance at September 30, 2006	$111,563	$14,415	$—	$2,565	$128,543

Liquidity and Capital Resources
As of September 29, 2007, we had $147.4 million of cash and cash equivalents and $384.4 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes. We also had $22.4 million of restricted investments on deposit which are pledged to secure a portion of the outstanding debt. As of December 30, 2006, we had $282.1 million of cash and cash equivalents, $22.3 million of restricted investments and $409.9 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes.
Our ratio of current assets to current liabilities was 1.47:1 at September 29, 2007, compared with 1.37:1 at December 30, 2006. The increase in our ratio of current assets to current liabilities at September 29, 2007 resulted primarily from an increase in accounts receivable due to the termination of our accounts receivable securitization program and a seasonal decrease in accounts payable in the first nine months of 2007.
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

Operating Activities
The Company’s operating activities generated $31.5 million of cash during the first nine months of 2007 and $339.8 million of cash during the first nine months of 2006. For the first nine months of 2007, items included in net income (loss) provided $262.6 million of cash, and changes in working capital used $231.1 million, principally due to the termination of our accounts receivable securitization program and a reduction in accounts payable primarily due to lower inventory levels and reduced terms at a few key suppliers, partially offset by $82 million of cash proceeds realized from the monetization of certain company-owned life insurance assets. For the first nine months of 2006, items included in net income (loss) provided $173.1 million of cash, and changes in working capital provided $166.7 million, primarily due to the reduction in inventories as a result of closing 109 retail stores during the period.
Investment Activities
The Company’s investing activities used $102.1 million of cash during the first nine months of 2007, compared to $92.3 million during the first nine months of 2006. Investment activities during the first nine months of 2007 were primarily expenditures for property and equipment. The Company expects expenditures for property and equipment in 2007 to total between $140 and $160 million, excluding acquisitions, if any. The Company’s capital spending in 2007 is expected to be for leasehold improvements, new stores, quality and efficiency projects, replacement projects and integration projects.
Financing Activities
Our financing activities used $65.4 million of cash during the first nine months of 2007, compared with $5.9 million during the first nine months of 2006. Dividend payments totaled $35.8 million and $34.4 million during the first nine months of 2007 and 2006, respectively. In both years, the Company’s quarterly dividend was 15 cents per common share. During the first nine months of 2007, the Company used $25.5 million of cash to reduce debt as compared to $84.1 million for the same period in 2006. During the first nine months of 2007 and 2006, the Company realized $5.9 million and $112.7 million, respectively, from the exercise of stock options. Excluding the timber securitization notes, our debt-to-equity ratio was .18:1 at September 29, 2007 and .21:1 at December 30, 2006.
Our debt structure consists of credit agreements, note agreements and other borrowings. Information regarding our debt structure is included below. For additional information, see Note 13, Debt, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.
Credit Agreements
On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the “Loan Agreement”) with a group of banks. The Loan Agreement amended the Company’s existing revolving credit facility and replaced the Company’s accounts receivable securitization program. The new Loan Agreement permits the Company to borrow up to a maximum of $700 million in accordance with a borrowing base calculation equal to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The Loan Agreement may be increased (up to a maximum of $800 million) at the Company’s request or reduced from time to time, in each case according to terms detailed in the Loan Agreement. There were no borrowings outstanding under the revolver as of September 29, 2007 and December 30, 2006. Letters of credit, which may be issued under the revolver up to a maximum of $250 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolver totaled $82.3 million as of September 29, 2007 and $75.5 million as of December 30, 2006. As of September 29, 2007, the maximum aggregate borrowing amount available under the revolver was $700.0 million and excess availability under the revolver totaled $617.7 million.
Borrowings under the revolver bear interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolver depending on the level of average excess availability. Fees on letters of credit issued under the revolver were charged at a weighted average rate of 0.875% during the third quarter of 2007. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit.

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
Cash payments for interest were $5.7 million and $26.4 million for the quarter and nine months ended September 29, 2007, respectively, and $5.3 million and $27.1 million for the quarter and nine months ended September 30, 2006, respectively.

Contractual Obligations
For information regarding contractual obligations, see the caption “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. In addition, in the third quarter of 2007, the Company entered into an Amended and Restated Loan and Security Agreement, see Note 13, Debt, of “Notes to Quarterly Consolidated Financial Statements (Unaudited)” in this Form 10-Q.
Off-Balance-Sheet Activities and Guarantees
For information regarding off-balance-sheet activities and guarantees, see Note 9, Sales of Accounts Receivable, of “Notes to Quarterly Consolidated Financial Statements (Unaudited)” in this Form 10-Q and the caption “Off-Balance-Sheet Activities and Guarantees” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement. The Loan Agreement amended the Company’s existing revolving credit facility and replaced the Company’s accounts receivable securitization program. The sold accounts receivable under the accounts receivable securitization program at that date were refinanced with borrowings under the new loan agreement and excess cash. The Company no longer sells any of its accounts receivable.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding market risk see the caption “Disclosures of Financial Market Risk” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. At September 29, 2007, other than a change in the average market price per ton of the benchmark paper grade used to calculate payments under the Additional Consideration Agreement with Boise Cascade L.L.C., described below, there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.
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

We record changes in the fair value of the Additional Consideration Agreement in our net income (loss) in the period they occur; however, any potential payments from Boise Cascade, L.L.C. to us are not recorded in net income (loss) until all contingencies have been satisfied, which is generally at the end of a 12-month measurement period ending on September 30. As of September 30, 2007, the last day of the third 12-month measurement period, the average market price per ton of the benchmark grade used to calculate payments due under the Additional Consideration Agreement was $966. Based on this price, we expect to receive a payment of approximately $33 million from Boise Cascade L.L.C. and we will recognize income of $33 million in the fourth quarter of 2007. As of September 29, 2007 and December 30, 2006, the net amount recognized in our Consolidated Balance Sheet related to the Additional Consideration Agreement (either receivable or payable) was zero.
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

PART II—OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position or results of operations. For information concerning legal proceedings and contingencies, see “Item 3. Legal Proceedings” and Note 19, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006 and “Item 16. Legal Proceedings and Contingencies” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. In June 2005, the Company announced that the SEC issued a formal order of investigation arising from the Company’s previously announced internal investigation into its accounting for vendor income. The Company launched its internal investigation in December 2004 when the Company received claims by a vendor to its retail business that certain employees acted inappropriately in requesting promotional payments and in falsifying supporting documentation. The internal investigation was conducted under the direction of the Company’s audit committee and was completed in March 2005. The Company cooperated fully with the SEC. In a letter dated October 23, 2007, the Company received notification from the SEC that it had completed its investigation against the Company and was not recommending any enforcement action. The Company and several former officers and/or directors of the Company or its predecessor are defendants in a consolidated, putative class action proceeding (Roth v. OfficeMax Inc., et. al, U.S. District Court, Northern District of Illinois) alleging violations of the Securities Exchange Act of 1934. The Complaint alleges, in summary, that the Company failed to disclose (a) that vendor income had been improperly recorded, (b) that the Company lacked internal controls necessary to ensure the proper reporting of revenue and compliance with generally accepted accounting principles, and (c) that the Company’s 2004 and later results would be adversely affected by the Company’s allegedly improper practices. The relief sought includes unspecified compensatory damages, interest and costs, including attorneys’ fees. On September 21, 2005, the defendants filed a motion to dismiss the consolidated amended complaint. On September 12, 2006, the court granted the defendant group’s joint motion to dismiss the consolidated amended complaint. On November 9, 2006, the plaintiffs filed a purported amended complaint. On January 19, 2007, the defendants filed a motion to dismiss the amended complaint. On September 26, 2007, the court granted the motion to dismiss and terminated the case.
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
None
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
Executive Vice President and Chief Financial Officer (As Duly Authorized Officer and Principal Financial Officer)

/s/ Phillip DePaul
Phillip DePaul
Senior Vice President, Controller and Chief Accounting Officer (As Duly Authorized Officer and Principal Accounting Officer)

Date: November 8, 2007

OFFICEMAX INCORPORATED
INDEX TO EXHIBITS
Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 29, 2007

Number	Description
3.1.1(1)	Certificate of Incorporation
3.1.2(2)	Amendment to Certificate of Incorporation
3.2(3)	Bylaws, as amended October 20, 2006
10.1(4)	Amended and Restated Loan and Security Agreement by and among the Company, certain of its subsidiaries who are also borrowers, certain of its subsidiaries who are guarantors, certain lenders, and Wachovia Capital Finance Corporation (Central), which will act as agent for the lenders
10.2(5)	Form of 2007 Directors’ Restricted Stock Unit Award Agreement
10.3(6)	General Waiver and Release of Claims between M. Rowsey and the Company
10.4(7)	Letter Agreement dated September 12, 2007 between Mr. Martin and the Company
10.5(8)	Restricted Stock Unit Award Agreement dated September 17, 2007 between the Company and Mr. Martin
10.6(9)	Nonstatutory Stock Option Award Agreement dated September 17, 2007 between the Company and Mr. Martin
10.7(10)	Nondisclosure and Noncompetition Agreement dated September 13, 2007 between the Company and Mr. Martin
31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated

*	Filed with this Form 10-Q.

(1)	Exhibit 3.1.1 was filed under the same exhibit number in our Current Report on Form 8-K dated April 24, 2006, and is incorporated herein by reference.

(2)	Exhibit 3.1.2 was filed under exhibit number 3.1 in our Current Report on Form 8-K dated May 1, 2007 and is incorporated herein by reference.

(3)	Exhibit 3.2 was filed under exhibit number 3.1 in our Current Report on Form 8-K dated October 25, 2006, and is incorporated herein by reference.

(4)	Exhibit 10.1 was filed under exhibit number 99.1 in our Current Report on Form 8-K dated July 18, 2007 and is incorporated herein by reference.

(5)	Exhibit 10.2 was filed under exhibit number 99.3 in our Current Report on Form 8-K dated August 1, 2007 and is incorporated herein by reference.

(6)	Exhibit 10.3 was filed under exhibit number 99.1 in our Current Report on Form 8-K dated August 16, 2007 and is incorporated herein by reference.

(7)	Exhibit 10.4 was filed under exhibit number 99.1 in our Current Report on Form 8-K dated September 19, 2007 and is incorporated herein by reference.

(8)	Exhibit 10.5 was filed under exhibit number 99.2 in our Current Report on Form 8-K dated September 19, 2007 and is incorporated herein by reference.

(9)	Exhibit 10.6 was filed under exhibit number 99.3 in our Current Report on Form 8-K dated September 19, 2007 and is incorporated herein by reference.

(10)	Exhibit 10.7 was filed under exhibit number 99.4 in our Current Report on Form 8-K dated September 19, 2007 and is incorporated herein by reference.