Form 10-K
period 2007-12-29
OFFICEMAX INC
filed 2008-02-27
CIK 12978

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Sections 13 or 15(d)
of the Securities Exchange Act of 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 29, 2007
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

         The aggregate market value of the voting common stock held by nonaffiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on June 30, 2007, was $2,960,672,286. Registrant does not have any nonvoting common equity securities.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class Common Stock, $2.50 par value	Shares Outstanding as of February 22, 2008 75,904,885

Document incorporated by reference

         Portions of the registrant's proxy statement relating to its 2008 annual meeting of shareholders to be held on April 23, 2008 ("OfficeMax Incorporated's proxy statement") are incorporated by reference into Part III of this Form 10-K.

i

 PART I

ITEM 1.   BUSINESS

        As used in this 2007 Annual Report on Form 10-K, the terms "OfficeMax," the "Company," and "we" include OfficeMax Incorporated and its consolidated subsidiaries and predecessors. Our Securities and Exchange Commission ("SEC") filings, which include this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments, are available free of charge on our website at www.officemax.com and can be found by clicking on "About us," "Investors" and then "SEC filings." Our SEC filings are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Last year, we filed our annual Chief Executive Officer certification dated May 18, 2007 with the New York Stock Exchange. Attached as exhibits to this Form 10-K you will find certifications of our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

General Overview

        OfficeMax is a leader in both business-to-business and retail office products distribution. We provide office supplies and paper, print and document services, technology products and solutions and furniture to large, medium and small businesses, government offices, and consumers. OfficeMax customers are served by approximately 36,000 associates through direct sales, catalogs, the Internet and retail stores. Our common stock trades on the New York Stock Exchange under the ticker symbol OMX, and our corporate headquarters is in Naperville, Illinois.

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

        References made to the OfficeMax, Inc. acquisition and the OfficeMax, Inc. integration in this Form 10-K refer to Boise Cascade Corporation's acquisition of OfficeMax, Inc. in December 2003, and the related integration activities. (For more information about our integration activities, see Note 3, Integration Activities and Facility Closures, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.)

        On October 29, 2004, we sold our paper, forest products and timberland assets to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC (the "Sale"). The Sale did not include our facility near Elma, Washington. (See Note 2, Discontinued Operations, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for more information about the Elma facility.) With the Sale, we completed the Company's transition, begun in the mid-1990s, from a predominately commodity manufacturing-based company to an independent office products distribution company. On October 29, 2004, as part of the Sale, we invested $175 million in the securities of affiliates of Boise

Cascade, L.L.C. This investment represents continuing involvement as defined in Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, we do not show the historical results of the sold paper, forest products and timberland assets as discontinued operations.

        We present information pertaining to each of our segments and the geographic areas in which they operate in Note 16, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Change in Fiscal Year End

        Effective March 11, 2005, the Company amended its bylaws to make its fiscal year-end the last Saturday in December. Prior to this change, all of the Company's businesses except for our U.S. retail operations had a December 31 fiscal year-end. The U.S. retail operations maintained a fiscal year that ended on the last Saturday in December. Due primarily to statutory requirements, the Company's international businesses have maintained their December 31 year-ends. Fiscal year 2005 ended on December 31, 2005 for all reportable segments and businesses, and included 53 weeks for the Retail segment. Fiscal year 2006 ended on December 30, 2006 and included 52 weeks for all reportable segments and businesses. Fiscal year 2007 ended on December 29, 2007 and also included 52 weeks for all reportable segments and businesses.

OfficeMax, Contract

        We distribute a broad line of items for the office, including office supplies and paper, technology products and solutions and office furniture through our OfficeMax, Contract segment. OfficeMax, Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and, primarily in foreign markets, through office products stores. Substantially all products sold by this segment are purchased from outside manufacturers or from industry wholesalers, except office papers. We purchase office papers primarily from the paper operations of Boise Cascade, L.L.C., under a 12-year paper supply contract entered into at the time of the Sale. (See Note 17, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for additional information related to the paper supply contract.)

        As of January 26, 2008, OfficeMax Contract operated 51 distribution centers and 6 customer service and outbound telesales centers. OfficeMax, Contract also operated 75 office products stores in Canada, Hawaii, Australia and New Zealand.

        OfficeMax, Contract sales for 2007, 2006 and 2005 were $4.8 billion, $4.7 billion and $4.6 billion, respectively.

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

        As of January 26, 2008, our Retail segment operated 981 stores in the U.S. and Mexico, three large distribution centers in the U.S., and two small distribution centers in Mexico. Each store offers approximately 10,000 stock keeping units (SKUs) of name-brand and OfficeMax private-branded merchandise and a variety of business services targeted at serving the small business customer, including OfficeMax ImPress. As of January 26, 2008, our Retail segment operated six OfficeMax ImPress print on demand facilities with enhanced fulfillment capabilities. These 8,000 square foot operations are located within some of our contract distribution centers, and serve the print and document needs of our large contract customers in addition to supporting our retail stores by providing services that cannot be deployed at every retail store.

        OfficeMax, Retail sales for 2007, 2006 and 2005 were $4.3 billion, $4.3 billion and $4.5 billion, respectively.

Competition

        Domestic and international office products markets are highly and increasingly competitive. Customers have many options when purchasing office supplies and paper, print and document services, technology products and solutions and office furniture. We compete with worldwide contract stationers, office supply superstores, mass merchandisers, wholesale clubs, computer and electronics superstores, Internet merchandisers, direct-mail distributors, discount retailers, drugstores, supermarkets and thousands of local and regional contract stationers. In addition, an increasing number of manufacturers of computer hardware, software and peripherals, including some of our suppliers, have expanded their own direct marketing efforts. The other large office supply superstores have increased their presence in close proximity to our stores in recent years and are expected to continue to do so in the future. In addition, many of our competitors have expanded their office products assortment, and we expect they will continue to do so. In recent years, two package delivery companies have established retail stores that compete directly with us for copy, printing, packaging and shipping business, and offer a limited assortment of office products and services similar to the ones we offer. We anticipate increasing competition from our two domestic office supply superstore competitors and various other competitors, including the two package delivery companies, for print-for-pay and related services. Print-for-pay and related services have historically been a key point of difference for OfficeMax stores and are expected to become an increasingly more important part of our future strategies. Any or all of our competitors may become even more aggressive in the future, including potential business combinations among competitors, which may afford them greater cost leverage and scale advantages.

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

Capital Investment

        Information concerning our capital expenditures is presented under the caption "Investment Activities" and in the table entitled "2007 Capital Investment by Segment" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Acquisitions and Divestitures

        We engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. It is our policy to review our operations periodically and to dispose of assets that do not meet our criteria for return on investment, or cease to warrant retention for other reasons.

Geographic Areas

        Our discussion of financial information by geographic area is presented in Note 16, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Identification of Executive Officers

        Information with respect to our executive officers is set forth in "Item 10. Directors and Executive Officers of the Registrant" of this Form 10-K.

Employees

        On December 29, 2007, we had approximately 36,000 employees, including approximately 10,500 part-time employees.

ITEM 1A.   RISK FACTORS

Cautionary and Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate" and other similar expressions. You can find examples of these statements throughout this report, including "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. We have listed below some of the inherent risks and uncertainties that could cause our actual results to differ materially from those we project. We do not assume an obligation to update any forward-looking statement.

        Intense competition in our markets could harm our ability to maintain profitability.    Domestic and international office products markets are highly and increasingly competitive. Customers have many options when purchasing office supplies and paper, print and document services, technology products and solutions and office furniture. We compete with worldwide contract stationers, office supply superstores, mass merchandisers, wholesale clubs, computer and electronics superstores, Internet merchandisers, direct-mail distributors, discount retailers, drugstores, supermarkets and thousands of local and regional contract stationers. In addition, an increasing number of manufacturers of computer hardware, software and peripherals, including some of our suppliers, have expanded their own direct marketing efforts. The other large office supply superstores have increased their presence in close proximity to our stores in recent years and are expected to continue to do so in the future. In addition, many of our competitors have expanded their office products assortment, and we expect they will continue to do so. In recent years, two package delivery companies have established retail stores that compete directly with us for copy, printing, packaging and shipping business, and offer a limited assortment of office products and services similar to the ones we offer. We anticipate increasing competition from our two domestic office supply superstore competitors and various other competitors, including the two package delivery companies, for print-for-pay and related services. Print-for-pay and related services have historically been a key point of difference for OfficeMax stores and are expected to become an increasingly more important part of our future strategies. Any or all of our competitors may become even more aggressive in the future. Increased competition in the office products markets, together with increased advertising, has heightened price awareness among end-users. Such heightened price awareness has led to margin pressure on office products and impacted the results of both our Retail and Contract segments. In addition to price, competition is also based on customer service, the quality and breadth of product selection, and convenient locations. Some of our competitors are larger than us and have greater financial resources, which affords them greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively than we can.

        We may be unable to open and remodel stores successfully.    Our business plans include the opening and remodeling of a significant number of retail stores. For these plans to be successful, we must identify and lease favorable store sites, develop remodeling plans, hire and train associates and adapt management and systems to meet the needs of these operations. These tasks are difficult to manage successfully. If we are not able to open and remodel stores as quickly as we have planned, our future financial performance could be materially and adversely affected. Further, we cannot ensure that the new or remodeled stores will achieve the sales or profit levels that we anticipate. This is particularly true as we introduce different store designs, formats and sizes or enter into new market areas. In particular, the "Advantage" prototype store format we intend to utilize for new and remodeled stores was new in 2006 and there can be no assurance as to whether or to what extent that format will be successful.

        Economic conditions directly influence our operating results.    Economic conditions, both domestically and abroad, directly influence our operating results. Current and future economic conditions, including the level of unemployment, energy costs, availability of credit, and the financial condition and growth prospects of our customers may adversely affect our business and the results of our operations.

        Our expanding international operations expose us to the unique risks inherent in foreign operations.    During 2007, we expanded our operations in international markets, and we may also seek to expand further into other international markets. Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions.

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

        We may be unable to attract and retain qualified associates.    We attempt to attract and retain an appropriate level of personnel in both field operations and corporate functions. As a retailer, we face the challenge of filling many positions at lower wage scales which are appropriate for our industry and in light of competitive factors. As a result, we face many external risks and internal factors in meeting our labor needs, including competition for qualified personnel, overall unemployment levels, prevailing wage rates, as well as rising employee benefit costs, including insurance costs and compensation programs. Changes in any of these factors, including especially a shortage of available workforce in the areas in which we operate, could interfere with our ability to adequately provide services to customers and result in increasing our labor costs, which could have an adverse effect on our business and results of our operations.

        Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to product liability claims.    Our product offering includes many proprietary branded products. While we have focused on the quality of our proprietary branded products, we rely on third-party manufacturers for these products. Such third party manufacturers may prove to be unreliable, or the quality of our globally sourced products may not meet our expectations. Furthermore, economic and political conditions in areas of the world where we source such products may adversely affect the availability and cost of such products. In addition, our proprietary branded products compete with other manufacturers' branded items that we offer. As we continue to increase the number and types of proprietary branded products that we sell, we may adversely affect our relationships with our vendors, who may decide to reduce their product offerings through OfficeMax and increase their product offerings through our competitors. Finally, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us. Any of these circumstances could have an adverse effect on our business and financial performance.

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

        Fluctuations in our effective tax rate may adversely affect our business and results of operations.    We are a multi-national, multi-channel provider of office products and services. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. Our effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors, including the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take in various jurisdictions. We base our estimate of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our company and to estimates of the amount of business likely to be done in any given jurisdiction. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate could result in an unfavorable change in our effective tax rate, which change could have an adverse effect on our business and results of our operations.

        Compromises of our information security may adversely affect our business.    Through our sales and marketing activities, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our website, or otherwise communicate and interact with us. We also gather and retain information about our associates in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems are entirely free from vulnerability to attack. Computer hackers may attempt to penetrate our or our vendors' network security and, if successful, misappropriate confidential customer or business information. In addition, a Company employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information or inadvertently cause a breach involving such information. Loss of customer or business information could disrupt our operations and expose us to claims from customers, financial institutions, payment card associations and other persons, which could have a material adverse effect on our business, financial condition and results of operations.

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

        We retained responsibility for certain liabilities of the sold paper, forest products and timberland businesses.    These obligations include liabilities related to environmental, health and safety, tax, litigation and employee benefit matters. Some of these retained liabilities could turn out to be significant, which could have an adverse effect on our results of operations. Our exposure to these liabilities could harm our ability to compete with other office products distributors, who would not typically be subject to similar liabilities.

        Our business may be adversely affected by the actions of and risks associated with our third-party vendors.    We are a reseller of other manufacturer's branded items and are therefore dependent on the availability and pricing of key products including ink, toner, paper and technology products. As a reseller, we cannot control the supply, design, function or cost of many of the products we offer for sale. Disruptions in the availability of these products may adversely affect our sales and result in customer dissatisfaction. Further, we cannot control the cost of manufacturer's products and cost increases must either be passed along to our customers or will result in erosion of our earnings. Failure to identify desirable products and make them available to our customers when desired and at attractive prices could have an adverse effect on our business and results of operations.

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

        We have substantial business operations in states in which the regulatory environment is particularly challenging.    Our operations in California and other similar states expose us to many regulations relating to the conduct of our business, including, without limitation, consumer protection laws, advertising regulations, and employment and wage and hour regulations. This regulatory environment requires the Company to maintain a heightened compliance effort and exposes us to defense costs, possible fines and penalties, and liability to private parties for monetary recoveries and attorneys' fees, any of which could have an adverse effect on our business and results of operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.   PROPERTIES

        The majority of OfficeMax facilities are rented under operating leases. (For more information about our operating leases, see Note 7, Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.) Our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We constantly evaluate the real estate market to determine the best locations for new stores. We analyze our existing stores to determine which stores will benefit from being remodeled. We examine each store and market on a case by case basis.

        Presented below is a list of our facilities by segment. During 2006, we consolidated our corporate headquarters from Itasca, Illinois, and our retail operations from Shaker Heights, Ohio, to a single headquarters facility located in Naperville, Illinois.

OfficeMax, Contract

        As of January 26, 2008, OfficeMax, Contract operated 51 distribution centers in 26 states, Puerto Rico, Canada, Australia and New Zealand. The following table sets forth the locations of these facilities.

Arizona	1	Maryland	1	Tennessee	1
California	2	Massachusetts	1	Texas	2
Colorado	1	Michigan	1	Utah	1
Florida	1	Minnesota	1	Virginia	1
Georgia	1	New Jersey	1	Washington	1
Hawaii	1	New York	2	Wisconsin	1
Idaho	1	North Carolina	1	Puerto Rico	1
Illinois	1	Ohio	1	Canada	7
Kansas	1	Oregon	1	Australia	10
Maine	1	Pennsylvania	1	New Zealand	4

  OfficeMax, Contract also operated 75 office products stores in Hawaii (2), Canada (46), Australia (7) and New Zealand (20) and six customer service and outbound telesales centers in Illinois (2), Ohio, Oklahoma, Virginia and Wyoming.

OfficeMax, Retail

        As of January 26, 2008, OfficeMax, Retail operated 981 stores in 48 states, Puerto Rico, the U.S. Virgin Islands and Mexico. The following table sets forth the locations of these facilities.

Alabama	11	Louisiana	2	Oklahoma	1
Alaska	3	Maine	1	Oregon	13
Arizona	40	Maryland	1	Pennsylvania	28
Arkansas	2	Massachusetts	9	Rhode Island	1
California	79	Michigan	43	South Carolina	6
Colorado	30	Minnesota	42	South Dakota	4
Connecticut	3	Mississippi	5	Tennessee	18
Delaware	1	Missouri	27	Texas	70
Florida	65	Montana	3	Utah	14
Georgia	28	Nebraska	9	Virginia	21
Hawaii	6	Nevada	14	Washington	21
Idaho	7	New Jersey	5	West Virginia	2
Illinois	64	New Mexico	9	Wisconsin	32
Indiana	14	New York	30	Wyoming	2
Iowa	9	North Carolina	28	Puerto Rico	10
Kansas	12	North Dakota	3	U.S. Virgin Islands	2
Kentucky	6	Ohio	53	Mexico(a)	72

  OfficeMax, Retail also operated three large distribution centers in Alabama, Nevada and Pennsylvania; and two small distribution centers in Mexico through our joint venture.

(a)
Represents the locations operated by our 51%-owned joint venture in Mexico, Grupo OfficeMax.

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

        We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") or similar federal and state laws, or have received a claim from a private party, with respect to certain sites where hazardous substances or other contaminants are or may be located. All of these sites relate to operations either no longer owned by the Company or unrelated to its ongoing operations. In most cases, we are one of many potentially responsible parties, and our alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, we have established appropriate reserves. We believe we have minimal or no responsibility with regard to several other sites. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position, our results of operations or our cash flows.

        Over the past several years and continuing in 2008, we have been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at job sites. The claims vary widely and often are not specific about the plaintiffs' contacts with the Company. None of the claimants seeks damages from us individually, and we are generally one of numerous defendants. Many of the cases filed against us have been voluntarily dismissed, although we have settled some cases. The settlements we have paid have been covered mostly by insurance, and we believe any future settlements or judgments in these cases would be similarly covered. To date, no asbestos case against us has gone to trial, and the nature of these cases makes any prediction as to the outcome of pending litigation inherently subjective. At this time, however, we believe our involvement in asbestos litigation is not material to our financial position, our results of operations or our cash flows.

        In June 2005, the Company announced that the SEC issued a formal order of investigation arising from the Company's previously announced internal investigation into its accounting for vendor income. The Company launched its internal investigation in December 2004 when the Company received claims by a vendor to its retail business that certain employees acted inappropriately in requesting promotional payments and in falsifying supporting documentation. The internal investigation was conducted under the direction of the Company's audit committee and was completed in March 2005. The Company cooperated fully with the SEC. In a letter dated October 23, 2007, the Company received notification from the SEC that it had completed its investigation against the Company and was not recommending any enforcement action.

        On April 25, 2005, a putative derivative action, Homstrom v. Harad, et al., was filed in the Circuit Court of Cook County, Illinois. The Homstrom complaint names as defendants the following current and former officers and directors of OfficeMax Incorporated: George J. Harad, Christopher C. Milliken, Theodore Crumley, Gary J. Peterson, Brian P. Anderson, Warren F. Bryant, Claire S. Farley, Rakesh Gangwal, Edward E. Hagenlocker, Gary G. Michael, A. William Reynolds, Francesca Ruiz De Luzuriaga, Jane E. Shaw, Carolyn M. Ticknor, Ward W. Woods, Brian C. Cornell, David M. Szymanski, Richard R. Goodmanson, Donald N. MacDonald, and Frank A. Schrontz. The complaint also names the following former directors of OfficeMax, Inc. as defendants: Michael Feuer, Lee Fisher, Edwin J. Holman, Jerry Sue Thornton, Burnett W. Donoho, Michael F. Killeen, Ivan J. Winfield, and Jacqueline Woods. OfficeMax Incorporated is named as a nominal defendant. The complaint purports to assert, among other things, various common law derivative claims against the individual defendants including breach of fiduciary duty and unjust enrichment. The complaint seeks an award in favor of OfficeMax and against the individual defendants of an unspecified amount of damages, disgorgement of benefits and compensation, equitable or injunctive relief, costs, including attorneys' fees, and such other relief as the court deems just and proper. Pursuant to provisions of the Company's bylaws, fees and other expenses incurred in connection with the foregoing derivative action are being advanced on behalf of those present and former officers and directors by the Company.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange (the "Exchange"). The Exchange requires each listed company to distribute an annual report to its shareholders. We are making this Form 10-K available to our shareholders in lieu of a separate annual report. The reported high and low sales prices for our common stock, as well as the frequency and amount of dividends paid on such stock, are included in Note 19, Quarterly Results of Operations (unaudited), of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. We expect to continue the practice of paying regular cash dividends in 2008. Information concerning restrictions on the payment of dividends is included in Note 12, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" and in Liquidity and Capital Resources in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. The approximate number of common shareholders, based upon actual record holders on February 22, 2008, was 18,493.

        We maintain a corporate governance page on our website that includes key information about our corporate governance initiatives. That information includes our Corporate Governance Guidelines, Code of Ethics and charters for our Audit, Executive Compensation and Governance and Nominating Committees, as well as our Committee of Outside Directors. The corporate governance page can be found at www.officemax.com, by clicking on "About us," "Investors" and then "Corporate Governance." You also may obtain copies of these policies, charters and codes by contacting our Investor Relations Department, 263 Shuman Boulevard, Naperville, Illinois 60563, or by calling (630) 864-6800.

        Information concerning securities authorized for issuance under our equity compensation plans is included in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Form 10-K.

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

Stock Repurchases

        Information concerning our stock repurchases during the three months-ended December 29, 2007 is presented below. All stock was withheld to satisfy our tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 30-October 27	3,731	$33.35	—	—
October 28-November 24	935	$26.08	—	—
November 25-December 29	618	$24.61	—	—

 Performance Graph

        The following graph compares the five-year cumulative total return (assuming dividend reinvestment) for the Standard & Poor's 500 Index, the Standard & Poor's 500 Specialty Retail Index and OfficeMax.

ANNUAL RETURN PERCENTAGE
Years Ending

Company\Index Name	Dec 03	Dec 04	Dec 05	Dec 06	Dec 07
OfficeMax Incorporated	33.33	-2.81	-17.54	98.80	-57.62
S&P 500 Index	28.68	10.88	4.91	15.79	5.49
S&P 500 Specialty Retail Index	45.77	12.28	2.86	6.64	-20.27

INDEXED RETURNS
Years Ending

Company\Index Name	Base Period Dec 02	Dec 03	Dec 04	Dec 05	Dec 06	Dec 07
OfficeMax Incorporated	$100	$133.33	$129.59	$106.85	$212.43	$90.02
S&P 500 Index	100	128.68	142.69	149.70	173.34	182.86
S&P 500 Specialty Retail Index	100	145.77	163.68	168.37	179.54	143.14

ITEM 6.   SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data for the years indicated and should be read in conjunction with the disclosures in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

	2007(a)	2006(b)	2005(c)	2004(d)	2003(e)
	(millions, except per-share amounts)
Assets
Current assets	$2,205	$2,097	$1,942	$3,241	$2,597
Property and equipment, net	581	580	535	541	2,730
Timber, timberlands and timber deposits	—	—	—	—	331
Goodwill	1,217	1,216	1,218	1,165	1,107
Timber notes receivable	1,635	1,635	1,635	1,635	—
Other	646	688	942	1,055	611

	$6,284	$6,216	$6,272	$7,637	$7,376

Liabilities and shareholders' equity
Current liabilities	$1,371	$1,529	$1,588	$1,857	$1,986
Long-term debt, less current portion	349	384	407	585	2,000
Timber notes securitized	1,470	1,470	1,470	1,470	—
Other	783	817	1,044	1,091	1,046
Minority interest	32	30	27	23	20
Shareholders' equity	2,279	1,986	1,736	2,611	2,324

	$6,284	$6,216	$6,272	$7,637	$7,376

Net sales	$9,082	$8,966	$9,158	$13,270	$8,245

Income (loss) from:
Continuing operations	$207	$99	$(41)	$234	$35
Discontinued operations	—	(7)	(33)	(61)	(18)
Cumulative effect of accounting changes, net of income tax	—	—	—	—	(9)

Net income (loss)	$207	$92	$(74)	$173	$8

Basic income (loss) per common share:
Continuing operations	$2.70	$1.30	$(0.58)	$2.55	$0.37
Discontinued operations	—	(0.10)	(0.41)	(0.70)	(0.30)
Cumulative effect of accounting changes, net of income tax	—	—	—	—	(0.15)

Basic income (loss) per common share(f)	$2.70	$1.20	$(0.99)	$1.85	$(0.08)

Diluted income (loss) per common share:
Continuing operations	$2.66	$1.29	$(0.58)	$2.44	$0.37
Discontinued operations	—	(0.10)	(0.41)	(0.67)	(0.30)
Cumulative effect of accounting changes, net of income tax	—	—	—	—	(0.15)

Diluted income (loss) per common share(f)	$2.66	$1.19	$(0.99)	$1.77	$(0.08)

Cash dividends declared per common share	$0.60	$0.60	$0.60	$0.60	$0.60

See notes on following page.

(a)
2007 included the following:

•
A net loss of $1.1 million included in minority interest, net of income tax related to the sale of OfficeMax, Contract's operations in Mexico to Grupo OfficeMax, our 51% owned joint venture.

•
$32.5 million of pre-tax income from the Additional Consideration Agreement we entered into in connection with the Sale.

(b)
2006 included the following pre-tax charges:

•
$89.5 million related to the closing of 109 underperforming domestic retail stores.

•
$46.4 million related to the relocation and consolidation of our corporate headquarters.

•
$10.3 million primarily related to a reorganization of our Contract segment.

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

•
$9.8 million for a legal settlement with the Department of Justice.

•
$14.4 million related to our early retirement of debt.

•
$28.2 million for the write-down of impaired assets at our Elma, Washington manufacturing facility, which is accounted for as a discontinued operation.

  2005 included 53 weeks for our OfficeMax, Retail segment.

(d)
2004 included a $67.8 million pre-tax charge for the write-down of impaired assets at our Elma, Washington, manufacturing facility, which is accounted for as a discontinued operation.

  2004 included the results of our Boise Building Solutions and Boise Paper Solutions segments through October 28, 2004. On October 29, 2004, we completed the sale of our paper, forest products and timberland assets to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC, and recorded a $280.6 million pre-tax gain. Part of the consideration we received in connection with the Sale consisted of timber installment notes receivable. We securitized the timber installment notes receivable for proceeds of $1.5 billion in December 2004. At the same time we entered into interest rate swap contracts to hedge the interest rate risk associated with the issuance of debt securities by special-purpose entities formed by the Company, and in December 2004 recorded $19.0 million of related expense.

  2004 included $137.1 million of costs related to our early retirement of debt.

  2004 included a pre-tax gain of $59.9 million on the sale of approximately 79,000 acres of timberland located in western Louisiana.

  2004 included a pre-tax gain of $46.5 million on the sale of our 47% interest in Voyageur Panel.

  2004 included $15.9 million of expense for the costs of certain one-time benefits granted to employees.

(e)
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

(f)
The computation of diluted income (loss) per common share was antidilutive in the years 2005 and 2003; therefore, the amounts reported for basic and diluted income (loss) per common share are the same.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains statements about our future financial performance. These statements are only predictions. Our actual results may differ materially from these predictions. In evaluating these statements, you should review "Item 1A, Risk Factors" of this Form 10-K, including "Cautionary and Forward-Looking Statements."

Executive Summary

        Sales for 2007 were $9.1 billion, compared to $9.0 billion for 2006 and $9.2 billion for 2005. Net income for 2007 was $207.4 million, or $2.66 per diluted share, compared to $91.7 million, or $1.19 per diluted share, for 2006 and a net loss of $73.8 million, or $(0.99) per diluted share, for 2005.

        Results for the years of 2007, 2006 and 2005 include various items related to the Company's previously announced restructuring activities and our transition from a predominately commodity manufacturing-based company to an independent office products distribution company which are not expected to be ongoing. Charges and obligations related to many of these items have been included in our integration activities and facility closures reserve. For more information about these reserves, see the discussion of "Integration Activities and Facility Closures" below. Some of the more significant effects of these actions on our results include:

  •
  In 2007, we recognized pre-tax income of $32.5 million and received cash payments from Boise Cascade L.L.C. of $32.5 million related to the Additional Consideration Agreement that was entered into in connection with the 2004 sale of our paper, forest products and timberland assets (the "Sale"). This amount was included in Other income (Expense), net (non-operating). Also, during 2007, we incurred a loss from the sale of OfficeMax, Contract's operations in Mexico to Grupo OfficeMax, our 51% owned joint venture, which resulted in a $1.1 million increase in minority interest, net of income tax. Grupo OfficeMax's results of operations are included in our consolidated results of operations.

  •
  In 2006, we recorded pre-tax charges of $89.5 million related to the closing of 109 underperforming, domestic retail stores, $10.3 million primarily related to the reorganization of our contract segment and $46.4 million primarily related to the consolidation of our corporate headquarters. These charges were included in Other operating, net in the Consolidated Statements of Income (Loss) and were reflected in the Retail segment (store closures), Contract segment (reorganization) and Corporate and Other segment (headquarters consolidation), respectively. During 2006, we reduced the liability related to the Additional Consideration Agreement that was entered into in connection with the Sale, which resulted in a credit to Other income (Expense), net (non-operating) of $48.0 million. We also recorded an $18.0 million pre-tax charge for the closure of our Elma, Washington manufacturing facility which was reflected in Discontinued Operations in the Consolidated Statements of Income (Loss).

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

        We evaluate our results of operations both before and after certain gains and losses that management believes are not indicative of our core operating activities, such as the items described above. We believe our presentation of financial measures before, or excluding, these items, which are non-GAAP measures, enhances our investors' overall understanding of the impact of the Company's restructuring activities and our recurring operational performance and provides useful information to both investors and management to evaluate the ongoing operations and prospects of the Company by providing better comparisons and information regarding significant trends and variability in our earnings. Whenever we use non-GAAP financial measures, we designate those measures as "adjusted" and provide a reconciliation of non-GAAP financial measures to the most closely applicable GAAP financial measure. Investors are encouraged to review the related GAAP financial measures and the reconciliation of those non-GAAP financial measures to their most directly comparable GAAP financial measure.

        Although we believe the non-GAAP financial measures enhance an investors' understanding of our performance, our management does not itself, nor does it suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. The non-GAAP financial measures we use may not be consistent with the presentation of similar companies in our industry. However, we present such non-GAAP financial measures in reporting our financial results to provide investors with an additional tool to evaluate our operating results in a manner that focuses on what we believe to be our ongoing business operations. In addition, use of the non-GAAP measures that exclude certain gains and losses is not intended to suggest that our future financial results will not be impacted by additional unusual items.

        The following table summarizes the impact of the gains and losses described above on our results of operations for 2007, 2006 and 2005, and provides a reconciliation of our non-GAAP measures to the corresponding GAAP measure. Both GAAP and non-GAAP measures are used throughout this Management's Discussion and Analysis.

	Year Ended (millions, except per-share amounts)
	December 29, 2007			December 30, 2006				December 31, 2005
	As Reported	Special Items	As Adjusted	As Reported	Special Items		As Adjusted	As Reported	Special Items		As Adjusted
Segment Sales
OfficeMax, Contract	$4,816.1		$4,816.1	$4,714.5			$4,714.5	$4,628.6			$4,628.6
OfficeMax, Retail	4,265.9		4,265.9	4,251.2			4,251.2	4,529.1			4,529.1

	9,082.0		9,082.0	8,965.7			8,965.7	9,157.7			9,157.7

Segment Income (loss)
Office, Contract	$207.9	$—	$207.9	$197.7	$10.3	(a)	$208.0	$100.3	$15.2	(a),(i)	$115.5
OfficeMax, Retail	173.7	—	173.7	86.3	89.5	(b)	175.8	27.9	17.9	(h)	45.8
Corporate and Other	(37.4)	—	(37.4)	(118.0)	46.4	(c)	(71.6)	(118.5)	56.9	(c),(j)	(61.6)

Operating income (loss)	344.2	—	344.2	166.0	146.2		312.2	9.7	90.0		99.7
Operating Income margin
OfficeMax, Contract	4.3%	—	4.3%	4.2%	0.2%		4.4%	2.2%	0.3%		2.5%
OfficeMax, Retail	4.1%	—	4.1%	2.0%	2.1%		4.1%	0.6%	0.4%		1.0%
Consolidated	3.8%	—	3.8%	1.9%	1.6%		3.5%	0.1%	1.0%		1.1%
Debt retirement expenses	—	—	—	—	—		—	(14.4)	14.4	(k)	—
Interest expense	(121.3)	—	(121.3)	(123.1)	—		(123.1)	(128.5)	—		(128.5)
Interest income and other	114.6	(32.4) (d)	82.2	129.1	(48.0)	(d)	81.1	95.6	1.6		97.2

Income (loss) from continuing operations before income taxes and minority interest	337.5	(32.4)	305.1	172.0	98.2		270.2	(37.6)	106.0		68.4
Income taxes	(125.2)	12.0 (g)	(113.2)	(68.8)	(38.2)	(g)	(107.0)	(1.2)	(41.2)	(g)	(42.4)

Income (loss) from continuing operations before minority interest	212.3	(20.4)	191.9	103.2	60.0		163.2	(38.8)	64.8		26.0
Minority interest, net of income tax	(4.9)	1.1 (e)	(3.8)	(4.1)	—		(4.1)	(2.4)	—		(2.4)

Income (loss) from continuing operations	207.4	(19.3)	188.1	99.1	60.0		159.1	(41.2)	64.8		23.6

Discontinued operations
Operating loss	—	—	—	(18.0)	18.0	(f)	—	(24.4)	24.4	(f)	—
Write-down of assets	—	—	—	—	—		—	(28.2)	28.2	(f)	—
Income tax benefit	—	—	—	10.6	(10.6)	(g)	—	20.1	(20.1)	(g)	—

Loss from discontinued operations	—	—	—	(7.4)	7.4		—	(32.5)	32.5		—

Net income (loss)	$207.4	$(19.3)	$188.1	$91.7	$67.4		$159.1	$(73.7)	$97.3		$23.6

Diluted income (loss) per common share
Continuing operations	$2.66	$(0.25)	$2.41	$1.29	$0.81		$2.10	$(0.58)	$0.82		$0.24
Discontinued operations	—	—	—	(0.10)	0.10		—	(0.41)	0.41		—

Diluted income (loss) per common share	$2.66	$(0.25)	$2.41	$1.19	$0.91		$2.10	$(0.99)	$1.23		$0.24

Totals may not foot due to rounding.

(a)
Charges associated with the reorganization of our Contract segment included in Contract segment operating expenses.
(b)
Charges associated with the closing of 109 retail stores included in Retail segment operating expenses.
(c)
Charges associated with the consolidation of our corporate headquarters included in Corporate and Other segment operating expenses.
(d)
Income related to the Additional Consideration agreement included in interest income and other.
(e)
Loss from a sale of OfficeMax, Contract's operations in Mexico included in minority interest, net of income tax.
(f)
Loss from Discontinued operations related to a manufacturing facility near Elma, Washington.
(g)
Income tax effect of special items.
(h)
Charges associated with impaired assets in underperforming retail stores included in Retail segment operating expenses.
(i)
Charges associated with a legal settlement with the Department of Justice included in Contract segment operating expenses.
(j)
Charges associated with one-time severance payments, professional fees and asset write-downs.
(k)
Loss from early retirement of debt.

Results of Operations, Consolidated

($ in millions, except per share amounts)

	2007	2006	2005
Sales	$9,082.0	$8,965.7	$9,157.7
Income (loss) from continuing operations before income taxes and minority interest	$337.5	$171.9	$(37.6)
Net income (loss)	$207.4	$91.7	$(73.8)
Diluted income (loss) per common share
Continuing operations	$2.66	$1.29	$(0.58)
Discontinued operations	—	(0.10)	(0.41)

Diluted income (loss) per common share	$2.66	$1.19	$(0.99)

	(percentage of sales)
Gross profit margin	25.4%	25.8%	24.0%
Operating and selling expenses	18.0%	18.3%	19.3%
General and administrative expenses	3.7%	4.0%	4.0%
Other operating, net	(0.1)%	1.6%	0.6%
Operating profit margin	3.8%	1.9%	0.1%

Operating Results

2007 Compared with 2006

        Sales for 2007 increased 1.3% to $9,082.0 million from $8,965.7 million for 2006. The year-over-year sales increase was primarily due to growth in our international businesses. Comparable-store sales increased 0.5% year-over-year primarily as a result of higher sales in our Contract segment. For more information about our segment results, see the discussion of segment results below. The year-over-year sales increases were largely influenced by fluctuations in foreign currency exchange rates, a weaker domestic economic environment in the second half of 2007 and our more disciplined focus on profitable sales growth.

        Gross profit margin decreased by 0.4% of sales to 25.4% of sales in 2007 compared to 25.8% of sales in 2006. The gross profit margin decrease was driven by pricing pressure and the impact of new and renewing accounts in our Contract segment.

        Operating and selling expenses decreased by 0.3% of sales to 18.0% of sales in 2007 from 18.3% of sales a year earlier. The improvement in operating and selling expenses as a percent of sales was the result of targeted cost reduction programs, including lower promotion and marketing costs and delivery expenses in the Contract segment, and reduced store labor and marketing costs in the Retail segment, as well as reduced incentive compensation expense.

        General and administrative expenses were 3.7% of sales for 2007 compared to 4.0% of sales for 2006. The year-over-year decrease in general and administrative expenses as a percentage of sales was due primarily to a decrease in incentive compensation expense.

        Other operating, net includes dividends earned on our investment in affiliates of Boise Cascade, L.L.C., which were $6.1 million for 2007 and $5.9 million for 2006, respectively. See Note 5, Other Operating, Net, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for additional information related to the components of Other operating, net.

        In 2006, Other operating, net also included $89.5 million related to the 109 domestic store closures, $46.4 million primarily related to the headquarters consolidation and $10.3 million primarily related to the Contract segment reorganization.

        Interest expense was $121.3 million in 2007 compared to $123.1 million in 2006. The year-over-year decrease in interest expense was a result of lower average borrowings. Interest expense includes interest related to the timber securitization notes of approximately $80.5 million for 2007 and 2006. The interest expense associated with the timber securitization notes is offset by interest income earned on the timber notes receivable of approximately $82.5 million for both 2007 and 2006. The interest income on the timber notes receivable is included in interest income and is not netted against the related interest expense in our Consolidated Statements of Income (Loss).

        Excluding the interest income earned on the timber notes receivable, interest income was $5.4 million and $7.2 million for the years ended December 29, 2007 and December 30, 2006, respectively.

        Other income (expense), net was $26.7 million of income in 2007 compared to $39.3 million of income in 2006. In 2007 and 2006, we recognized income of $32.5 million and $48.0 million, respectively, in Other income (expense), net related to the Additional Consideration Agreement that was entered into in connection with the Sale. See Note 13, Financial Instruments, Derivatives and Hedging Activities, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for additional information related to the Additional Consideration Agreement.

        Our effective tax rate attributable to continuing operations was 37.1% in 2007 and 40.0% in 2006. Income taxes for both periods were affected by the impact of state income taxes, non-deductible expenses and the mix of domestic and foreign sources of income. The effective rate for 2007 was also impacted by the closure of certain prior year audits, which reduced the effective rate. In 2006, we increased our valuation allowance for certain state net operating loss carryforwards by $6.5 million.

        As a result of the foregoing factors, we reported income from continuing operations of $207.4 million, or $2.66 per diluted share, for 2007, compared to $99.1 million, or $1.29 per diluted share, for 2006. We reported net income for 2007 of $207.4 million, or $2.66 diluted share compared with net income of $91.7 million, or $1.19 per diluted share in 2006. Excluding the charge related to the sale of OfficeMax, Contract's operations in Mexico and the effect of the Additional Consideration Agreement, adjusted income from continuing operations was $188.1 million, or $2.41 per diluted share, for 2007. Excluding the effect of the Additional Consideration Agreement adjustment, the charges for store closures, contract segment reorganization and our headquarters consolidation, adjusted income from continuing operations was $159.1million, or $2.10 per diluted share, for 2006.

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

        Gross profit margin improved by 1.8% of sales to 25.8% of sales in 2006 compared to 24.0% of sales in the previous year. The gross profit margin increase was driven by gross margin improvement initiatives in both the Contract and Retail segments.

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

        General and administrative expenses were 4.0% of sales for 2006 and 2005. General and administrative expenses in 2005 included $24.2 million of expenses for one-time severance payments and other expenses, primarily professional service fees, which are not expected to be ongoing. Excluding the severance and other expenses, adjusted general and administrative expenses were 3.6% of sales for 2005. The year-over-year increase in general and administrative expenses, excluding the severance and other expenses, was due to increased payroll costs, primarily increased incentive compensation expense.

        In 2006, we reported $140.3 million of expense in Other operating, net which included $89.5 million related to the 109 domestic store closures, $46.4 million primarily related to the headquarters consolidation and $10.3 million primarily related to the Contract segment reorganization. In 2005, we reported $54.0 million of expense in Other operating, net. Other operating, net for 2005 included a $9.8 million charge for a legal settlement with the Department of Justice and $25.0 million related to the corporate headquarters consolidation. 2005 also included $23.2 million of expenses for the write-down of impaired assets at underperforming retail stores and the restructuring of our Canadian operations. Other operating, net also includes dividends earned on our investment in affiliates of Boise Cascade, L.L.C., which were $5.9 million for 2006 and $5.5 million for 2005, respectively. See Note 5, Other Operating, Net, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for additional information related to the components of Other operating, net.

        During 2005, we incurred costs related to the early retirement of debt of approximately $14.4 million primarily as a result of purchasing and cancelling $87.3 million of 7% senior notes originally due in 2013.

        Interest expense was $123.1 million in 2006 compared to $128.5 million in 2005. The year-over-year decrease in interest expense was a result of lower average borrowings. Interest expense included interest related to the timber securitization notes of approximately $80.5 million for 2006 and 2005. The interest expense associated with the timber securitization notes is offset by interest income earned on the timber notes receivable of approximately $82.5 million for both 2006 and 2005. The interest income on the timber notes receivable is included in interest income and is not netted against the related interest expense in our Consolidated Statements of Income (Loss).

        Excluding the interest income earned on the timber notes receivable, interest income was $7.2 million and $14.8 million for the years ended December 30, 2006 and December 31, 2005, respectively. The additional interest income in 2005 included interest earned on the cash and short-term investments we held following the Sale. Approximately $800 million of the Sale proceeds were used to repurchase 23.5 million shares of our common stock during the second quarter of 2005.

        Other income (expense), net was $39.3 million of income in 2006 compared to $1.7 million of expense in 2005. In 2006, we reduced the liability related to the Additional Consideration Agreement that was entered into in connection with the Sale. The reduction in the liability reflected the effect of changes in our expectations regarding paper prices over the remaining term of the agreement, and resulted in the recognition of $48.0 million of other non-operating income in 2006. See Note 13, Financial Instruments, Derivatives and Hedging Activities, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of the Form 10-K for additional information related to the Additional Consideration Agreement.

        Our effective tax rate attributable to continuing operations for 2006 was 40.0%. In 2005, we reported $1.2 million of income tax expense on a pre-tax loss of $37.6 million. Income taxes for both periods were affected by the impact of state income taxes, non-deductible expenses and the mix of domestic and foreign sources of income. Income tax expense in 2005 was also impacted by a $21.5 million increase in the valuation allowance for certain state net operating losses.

        As a result of the foregoing factors, we reported income from continuing operations of $99.1 million, or $1.29 per diluted share, for 2006, compared to a loss from continuing operations of $41.2 million, or $(0.58) per diluted share, for 2005. Including the loss from discontinued operations, the net income for 2006 was $91.7 million, or $1.19 per diluted share compared with a net loss of $73.8 million, or ($0.99) per diluted share in 2005. Excluding the effect of the Additional Consideration Agreement adjustment, the charges for store closures, contract segment reorganization and our headquarters consolidation, adjusted income from continuing operations was $159.1 million, or $2.10 per diluted share, for 2006. Excluding the charges for the write-down of impaired assets of certain retail stores, our legal settlement with the Department of Justice, severance and professional fees, international restructuring and our headquarters consolidation, we recognized adjusted income from continuing operations of $23.6 million, or $0.24 per diluted share, for 2005.

Segment Discussion

        We report our results using three reportable segments: OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other.

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

        OfficeMax, Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. Our retail segment has operations in the United States, Puerto Rico and the U.S. Virgin Islands. Our retail segment's office supply stores feature OfficeMax ImPress, an in-store module devoted to print-for-pay and related services. Our retail segment also operates office products stores in Mexico through a 51%-owned joint venture.

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

OfficeMax, Contract

($ in millions)

	2007	2006	2005
Sales	$4,816.1	$4,714.5	$4,628.6
Segment income	$207.9	$197.7	$100.3
Sales by Product Line
Office supplies and paper	$2,696.3	$2,568.9	$2,598.1
Technology products	1,535.1	1,551.9	1,469.2
Office furniture	584.7	593.7	561.3
Sales by Geography
United States	$3,518.9	$3,559.8	$3,519.7
International	1,297.2	1,154.7	1,108.9
Sales growth	2%	2%	6%
Same-location sales growth	2%	2%	5%
	(percentage of sales)
Gross profit margin	21.8%	22.5%	21.9%
Operating expenses, including allocated general and administrative expenses	17.5%	18.3%	19.7%
Operating profit margin	4.3%	4.2%	2.2%

2007 Compared With 2006

        Contract segment sales for 2007 increased 2.2% to $4,816.1 million, from $4,714.5 million for 2006, reflecting a U.S. sales decline of 1.2% offset by international sales growth of 12.3% in U.S. dollars, or 2.8% in local currencies. The U.S. sales decline reflects a weaker economic environment in the second half of 2007, as well as our initiative to terminate existing unprofitable contracts and be more disciplined in new account acquisitions.

        Contract segment gross profit margin decreased 0.7% of sales to 21.8% of sales for 2007 compared to 22.5% of sales in the previous year. The year-over-year decrease was primarily due to the continued impact of new and renewing accounts with lower gross margin rates and the impact of paper price increases throughout the year.

        Operating expenses for the Contract segment decreased 0.8% of sales to 17.5% of sales for 2007 from 18.3% of sales a year earlier. Fiscal year 2006 included $10.3 million of costs related to the Contract segment reorganization. Excluding the impact of these charges, adjusted operating expenses were 18.2% of sales for 2006. The year-over-year improvement in operating expenses as a percentage of sales on an adjusted basis is the result of targeted cost controls, including the reorganization of the Contract segment that we began in the fourth quarter of 2006, lower incentive compensation expense and lower promotion and marketing costs.

        Contract segment income increased $10.2 million to $207.9 million, or 4.3% of sales for 2007, compared to income of $197.7 million, or 4.2% of sales, for 2006. Excluding the $10.3 million of costs related to the Contract segment reorganization, Contract segment income was $208.0 million, or 4.4% of sales, for 2006.

2006 Compared With 2005

        Contract segment sales for 2006 increased 1.9% to $4,714.5 million, from $4,628.6 million in 2005. Year-over-year same-location sales increased 2%.

        Contract segment gross profit margin improved by 0.6% of sales to 22.5% of sales for 2006 compared to 21.9% of sales in the previous year. The year-over-year increase resulted from a continued focus on the middle-market and other higher margin sales opportunities.

        Operating expenses for the Contract segment decreased by 1.4% of sales to 18.3% of sales for 2006 from 19.7% of sales a year earlier. Fiscal year 2006 includes $10.3 million of costs related to the Contract segment reorganization. Fiscal year 2005 includes a $9.8 million pre-tax charge for a legal settlement with the Department of Justice and a $5.4 million pre-tax charge related to the restructuring of our international operations. Excluding the impact of these charges, operating expenses were 18.2% and 19.4% of sales for 2006 and 2005, respectively. The year-over-year improvement in operating expenses as a percentage of sales is due to lower promotion and marketing costs as well as reduced payroll and integration expenses.

        Contract segment income increased $97.4 million to $197.7 million, or 4.2% of sales, for 2006, compared to income of $100.3 million, or 2.2% of sales, for 2005. Excluding the $10.3 million of costs related to the Contract segment reorganization, adjusted Contract segment income was $208.0 million, or 4.4% of sales, for 2006. Excluding the $9.8 million legal settlement with the Department of Justice and the $5.4 million of international restructuring charges, adjusted Contract segment income was $115.5 million, or 2.5% of sales, for 2005.

OfficeMax, Retail

($ in millions)

	2007	2006	2005
Sales	$4,265.9	$4,251.2	$4,529.1
Segment income	$173.7	$86.3	$27.9
Sales by Product Line
Office supplies and paper	$1,640.4	$1,627.5	$1,639.6
Technology products	2,241.8	2,212.5	2,363.5
Office furniture	383.7	411.2	526.0
Sales by Geography
United States(a)	$4,030.0	$4,057.4	$4,358.9
International	235.9	193.8	170.2
Sales growth	0.3%	(6.1)%	1.1%
Same-location sales growth	(1.2)%	0.1%	(1.0)%
	(percentage of sales)
Gross profit margin	29.5%	29.3%	26.2%
Operating expenses, including allocated general and administrative expenses	25.4%	27.3%	25.6%
Operating profit margin	4.1%	2.0%	0.6%
(a)
Includes our operations in the United States, Puerto Rico and the U.S. Virgin Islands.

2007 Compared With 2006

        Retail segment sales for 2007 increased by 0.3% to $4,265.9 million from $4,251.2 million for 2006. Retail segment same-location sales decreased 1.2% year-over-year during 2007.

        Adjusted for the Company's initiative to eliminate mail-in rebates, and to provide instant rebates in lieu of national, vendor-sponsored mail-in rebates, same-store sales decreased 0.5% during 2007. During the fourth quarter of 2007, Retail segment same-store sales decreased 7.3% year-over-year due to weakness in consumer and small business spending and the Company's reduced promotional activity during the holiday season. The fourth quarter same-store sales decrease offset same store sales increases realized during the first three quarters of 2007. During 2007, we opened 59 new retail stores in the U.S., ending the period with 908 retail stores in the U.S. Our majority owned joint-venture in Mexico opened 15 stores during 2007, ending the year with 68 stores.

        Retail segment gross profit margin improved 0.2% of sales to 29.5% of sales for 2007, compared to 29.3% of sales in the previous year. The gross margin improvement was primarily due to the segment's improved promotional and advertising strategies, primarily during the holiday season, partially offset by occupancy costs for new stores.

        Operating expenses for the Retail segment decreased 1.9% of sales to 25.4% of sales for 2007 from 27.3% of sales a year earlier. During 2006, the Retail segment incurred pre-tax charges of $89.5 million related to the closure of 109 underperforming retail stores. Excluding the impact of these charges, adjusted Retail segment operating expenses were 25.2% of sales for 2006. The year-over-year increase on an as adjusted basis was primarily due to expense deleveraging from new store openings and the same-store sales decrease, partially offset by reduced incentive compensation expense.

        Retail segment operating income was $173.7 million, or 4.1% of sales, for 2007 and $86.3 million, or 2.0% of sales, for 2006. Excluding the impact of the store closing related charges, adjusted Retail segment operating income was $175.8 million, or 4.1% of sales for 2006.

2006 Compared With 2005

        Retail segment sales for 2006 decreased 6.1% to $4,251.2 million for 2006 compared to $4,529.1 million for 2005. Retail segment sales were lower due to the impact of the 109 strategic store closings during the first quarter of 2006 and the 53rd week included in 2005 results. Retail segment same-location sales increased 0.1% year-over-year during 2006. During 2006, we opened 44 new retail stores in the U.S., ending the period with 859 retail stores in the U.S. Our majority owned joint-venture in Mexico opened 12 stores during 2006, ending the year with 55 stores.

        Retail segment gross profit margin improved by 3.1% of sales to 29.3% of sales for 2006, from 26.2% of sales in the previous year. The gross margin improvement was primarily due to the segment's improved promotional and advertising strategies and reduced inventory shrinkage and inventory clearance, year-over-year.

        Retail segment operating expenses increased by 1.7% of sales to 27.3% of sales for 2006 compared to 25.6% of sales a year earlier. During 2006, the Retail segment incurred pre-tax charges of $89.5 million related to the closure of 109 underperforming retail stores. In 2005, the Retail segment incurred asset impairment charges of $17.9 million primarily related to the store closures. Excluding the impact of these charges, adjusted Retail segment operating expenses were 25.2% of sales for both 2006 and 2005. Operating expenses for 2006 benefited from targeted cost reductions, including reduced store labor and marketing costs. These improvements were offset by an increase in allocated general and administrative expenses during 2006.

        Retail segment income increased by $58.4 million to $86.3 million, or 2.0% of sales, compared to income of $27.9 million, or 0.6% of sales, for 2005. Excluding the impact of the store closing related charges for both years, adjusted Retail segment operating income for 2006 was $175.8 million, or 4.1% of sales, compared to $45.8 million, or 1.0% of sales for 2005.

Corporate and Other

        Corporate and Other expenses were $37.4 million for 2007 compared to $118.0 million for 2006. During 2006, we recorded expenses largely related to the headquarters consolidation in the

Corporate and Other segment totaling $46.4 million. Excluding the expenses related to headquarters consolidation, adjusted Corporate and Other expenses were $71.6 million in 2006. The year-over-year decrease in our Corporate and Other expenses was primarily due to reduced incentive compensation expense and lower legacy costs. Corporate and Other expenses were $118.5 million during 2005, and included $56.9 million of expenses related to the headquarters consolidation, one-time severance payments and other expenses, primarily professional service fees, which are not expected to be ongoing. Excluding the headquarters consolidation, one-time severance payments and other expenses, primarily professional service fees, Corporate and Other expenses were $61.6 million in 2005.

Discontinued Operations

        In December 2004, our board of directors authorized management to pursue the divestiture of a facility near Elma, Washington that manufactured integrated wood-polymer building materials. The board of directors and management concluded that the operations of the facility were no longer consistent with the Company's strategic direction. As a result of that decision, the Company recorded the facility's assets as held for sale on the Consolidated Balance Sheets and reported the results of its operations as discontinued operations.

        During 2005, the Company experienced unexpected difficulties in achieving anticipated levels of production at the facility. These issues delayed the process of identifying and qualifying a buyer for the business. While management made substantial progress in addressing the manufacturing issues that caused production to fall below plan, during the fourth quarter of 2005, we concluded that we would be unable to attract a buyer in the near term and elected to cease operations at the facility during the first quarter of 2006. As of December 29, 2007, the Company has not identified a buyer for the facility.

        We recorded pre-tax charges, including $28.2 million recorded in the fourth quarter of 2005, to reduce the carrying value of the long-lived assets of the Elma, Washington facility to their estimated fair value. During the first quarter of 2006, we ceased operations at the facility and recorded pre-tax expenses of $18.0 million for contract termination and other closure costs. These charges and expenses were reflected within discontinued operations in the Consolidated Statements of Income (Loss).

        See Note 2, Discontinued Operations, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for additional information related to the discontinued operation.

Integration Activities and Facility Closures

        Increased scale as a result of the OfficeMax, Inc. acquisition has allowed management to evaluate the Company's combined office products business and to identify opportunities for consolidating operations. Costs associated with the planned closure and consolidation of acquired OfficeMax, Inc. facilities were accounted for under Emerging Issues Task Force ("EITF") Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," and recognized as liabilities in connection with the acquisition and charged to goodwill. Costs incurred in connection with all other business integration activities have been recognized in the Consolidated Statements of Income (Loss).

        In September 2005, the board of directors approved a plan to relocate and consolidate our retail headquarters in Shaker Heights, Ohio and existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois. We began the consolidation and relocation process in the latter half of 2005. As of December 30, 2006, we had expensed approximately $70.9 million of costs related to the headquarters consolidation in our Corporate and Other segment, including $45.9 million recognized during 2006 and $25.0 million recognized during the second half of 2005. The consolidation and relocation process was completed during the second half of 2006.

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

        We conduct regular reviews of our real estate portfolio to identify underperforming facilities, and close those facilities that are no longer strategically or economically viable. We record a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred, which is either the date the lease termination is communicated to the lessor or the location's cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves on the Consolidated Balance Sheets, and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the payments.

        Integration and facility closure reserve account activity during 2007, 2006 and 2005, including activity related to the reorganization of our Contract segment, retail store closures and headquarters consolidation, was as follows:

	Lease\ Contract Terminations	Severance\ Retention	Asset Write-off & Impairment	Other	Total
	(thousands)
Balance at December 31, 2004	$116,390	$6,642	$—	$409	$123,441
Charges to income	547	21,214	23,062	3,565	48,388
Change in goodwill	—	—	—	—	—
Changes to estimated costs included in income	—	—	—	—	—
Cash payments	(28,872)	(6,354)	—	(3,235)	(38,461)
Non-cash charges	—	—	(23,062)	—	(23,062)
Accretion	3,390	—	—	—	3,390

Balance at December 31, 2005	$91,455	$21,502	$—	$739	$113,696
Charges to income	89,934	19,407	9,543	27,332	146,216
Change in goodwill	(11,000)	—	—	—	(11,000)
Changes to estimated costs included in income	—	(1,080)	—	—	(1,080)
Cash payments	(68,596)	(28,991)	—	(18,951)	(116,538)
Non-cash charges	—	—	(9,543)	(5,978)	(15,521)
Accretion	6,031	—	—	—	6,031

Balance at December 30, 2006	$107,824	$10,838	$—	$3,142	$121,804
Charges to income	—	—	—	—	—
Change in goodwill	—	—	—	—	—
Changes to estimated costs included in income	—	—	—	—	—
Cash payments	(38,196)	(8,424)	—	(1,725)	(48,345)
Non-cash charges	—	—	—	—	—
Accretion	3,603	—	—	—	3,603

Balance at December 29, 2007	$73,231	$2,414	$—	$1,417	$77,062

        At December 29, 2007, approximately $22.2 million of the integration and facility closure reserve liability was included in accrued liabilities, other, and $54.9 million was included in other long-term liabilities. At December 29, 2007, the integration activities and facility closures reserve included approximately $73 million for estimated future lease obligations, which represents the estimated fair value of the lease obligations and is net of anticipated sublease income of approximately $77 million.

Liquidity and Capital Resources

        As of December 29, 2007, we had $152.6 million of cash and cash equivalents and $398.4 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes. We also had $22.4 million of restricted investments on deposit which are pledged to secure a portion of the outstanding debt. During 2007, our net debt (total debt excluding the timber securitization notes less cash and restricted investments) increased by approximately $117.9 million. The increase in net debt is due in part to our termination of our accounts receivable securitization program in 2007. During 2006, we reduced our net debt by approximately $295 million. Since the end of 2003, we have paid down approximately $1.9 billion of debt, primarily with proceeds from the Sale, and expensed $151.5 million of costs related to the early retirement of debt. We have also returned nearly $885 million of cash to equity holders, including the repurchase of 23.5 million shares of our common stock for $775.5 million, plus transaction costs in 2005. Our ratio of current assets to current liabilities was 1.61:1 at December 29, 2007, compared with 1.37:1 at December 30, 2006. The increase in our ratio of current assets to current liabilities at December 29, 2007 resulted primarily from a decrease in accounts payable and an increase in accounts receivable as a result of the termination of our securitization program on July 12, 2007, with the simultaneous restructuring of our revolving credit facility.

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

Operating Activities

        Our operating activities generated cash of $70.6 million and $375.6 million in 2007 and 2006, respectively, and used cash of $56.9 million in 2005. In 2007, items included in net income provided $378.0 million of cash, and changes in working capital items used $307.4 million. Cash used by working capital changes includes the effect of terminating our accounts receivable securitization program and the resulting increase in accounts receivable, and a reduction in accounts payable-to-inventory leverage due to decreased inventory turnover and reduced terms for a few key vendors. These changes were partially offset by the monetization of certain Company-owned life insurance assets. In 2006, items included in net income (loss) provided $270.1 million of cash, and favorable changes in working capital items provided $105.5 million. Included in net working capital changes during 2005 were net income tax payments of $134.1 million primarily related to gains recognized in 2004. Other working capital changes in 2005 included a reduction in accounts payable and accrued liabilities partially offset by improved accounts receivable and inventory levels.

        On July 12, 2007, we entered into a new loan agreement (See Note 12, Debt of the notes to Consolidated Financial Statements in "Item 8, Financial Statements and Supplementary Data" of this Form 10-K). The new loan agreement amended our existing revolving credit facility and replaced our accounts receivable securitization program. The transferred accounts receivable under the accounts receivable securitization program at that date were refinanced with borrowings under the new loan agreement and excess cash which reduced cash provided by operations. We no longer sell any of our accounts receivable. At December 30, 2006 $180.0 million of sold accounts receivable were excluded from Receivables in our Consolidated Balance Sheet. Cash flow from operations in 2006 and 2005 benefited from increases in the amount of receivables sold under this program by $17 million and $43 million, respectively.

        We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax, Contract employees. Pension expense was $10.0 million, $13.7 million and $21.7 million for the years ended December 29, 2007, December 30, 2006 and December 31, 2005, respectively. In 2007, 2006 and 2005, we made contributions to our pension plans totaling $19.1 million, $9.6 million and $2.8 million, respectively. Since our active employees who are covered by the plans, as well as all of the inactive participants, are no longer accruing additional benefits, we do not expect our future contributions to these plans to be significant. The minimum required contribution in 2008 is approximately $9.4 million. However, we may elect to make additional voluntary contributions. See "Critical Accounting Estimates" in this

Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.

Investment Activities

        Our investing activities used cash of $138.9 million in 2007, $163.9 million in 2006 and $97.3 million in 2005.

        Our principal investing activities are related to capital expenditures and acquisitions. Investing activities during 2007 included capital expenditures of $142.1 million. Our capital spending in 2007 primarily related to leasehold improvements, new and remodeled stores, quality and efficiency projects, replacement projects and integration projects, including our previously announced infrastructure improvement initiatives in supply chain and information systems. Details of 2007 capital investment by segment are included in the table below:

	2007 Capital Investment by Segment
	Acquisitions	Property and Equipment	Total
	(millions)
OfficeMax, Contract	$1.3	$42.5	$43.8
OfficeMax, Retail	—	98.3	98.3

	1.3	140.8	142.1
Corporate and Other	—	—	—

	$1.3	$140.8	$142.1

        Investment activities during 2006 included $174.8 million of expenditures for property and equipment and $1.5 million for the acquisitions of businesses by our Contract segment.

        Investment activities during 2005 included $152.5 million of expenditures for property and equipment and $34.8 million for the acquisitions of businesses by our Contract segment. These expenditures were partially offset by $93.3 million of proceeds from the sale of restricted investments.

        We expect our capital investments in 2008 to total between $200 million and $220 million, excluding acquisitions. Our capital spending in 2008 will be for leasehold improvements, new stores, remodeling projects, quality and efficiency projects, replacement projects and integration projects. In 2008, we expect to open up to 40 new stores, mostly in existing markets, and to remodel approximately 60 stores. All new stores will feature the Advantage store prototype. Remodeled stores will feature key elements of the Advantage store prototype.

Financing Activities

        Our financing activities used cash of $62.6 million in 2007, $1.9 million in 2006 and $1,015.3 million in 2005. Common and preferred dividend payments totaled $49.1 million in 2007, $47.6 million in 2006, and $54.2 million in 2005. In all three years, our quarterly cash dividend was 15 cents per common share. During 2007, we received $5.9 million in cash proceeds from stock option exercises and used $11.6 million of cash to reduce debt. In 2006, we received $130.0 million in cash proceeds from stock option exercises. In 2005, we used $780.4 million of cash for the repurchase of 23.5 million shares of our common stock and used $198.7 million of cash to reduce short-term borrowings and long-term debt. Our debt-to-equity ratio, excluding the securitized timber notes, was .17:1 and .21:1 at December 29, 2007 and December 30, 2006, respectively.

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

Credit Agreements

        On July 12, 2007, we entered into an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with a group of banks. The Loan Agreement amended the Company's existing revolving credit facility and replaced our accounts receivable securitization program. The new Loan Agreement permits the Company to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The revolving credit facility may be increased (up to a maximum of $800 million) at the Company's request or reduced from time to time, in each case according to terms detailed in the Loan Agreement. There were no borrowings outstanding under the Company's revolving credit facilities as of December 29, 2007 or December 30, 2006. The maximum amount outstanding under the revolving credit facility was $103.0 million and $122.0 million during 2007 and 2006, respectively. The average amount outstanding under the revolving credit facility was $6.8 million during 2007 and $20.6 million during 2006. Letters of credit, which may be issued under the revolving credit facility up to a maximum of $250 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolving credit facility totaled $85.5 million as of December 29, 2007 and $75.5 million as of December 30, 2006. As of December 29, 2007, the maximum aggregate borrowing amount available under the revolver was $700.0 million and excess availability under the revolving credit facility totaled $614.5 million. At December 29, 2007, the Company was in compliance with all covenants under the Loan Agreement. The Loan Agreement allows the payment of dividends subject to availability restrictions and so long as no default has occured. The Loan Agreement expires on July 12, 2012.

        Borrowings under the revolving credit facility bear interest at rates based on either the prime rate or the London Interbank Offered Rate ("LIBOR"). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolving credit facility depending on the level of average excess availability. Fees on letters of credit issued under the revolving credit facility were charged at a weighted average rate of 0.875% during the year ended December 29, 2007. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit.

        As of December 29, 2007, Grupo OfficeMax, our 51%-owned joint venture in Mexico, had short term borrowings of $14.2 million. The short-term borrowings consist of three loans with balances of $4.6 million, $4.6 million and $5.0 million respectively. Two of these loans are promissory notes to be repaid in the first quarter of 2008. The third loan is a simple revolving loan. The financing for Grupo OfficeMax is unsecured with no recourse against the Company.

Timber Notes

        In October 2004, we sold our timberlands as part of the Sale and received credit-enhanced timber installment notes receivable in the amount of $1,635 million. In December 2004, we completed a securitization transaction in which our interests in the timber installment notes receivable and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries that were designated to be qualifying special purpose entities (the "OMXQ's"). The OMXQ's pledged the timber installment notes receivable and related guarantees and issued securitization notes in the amount of $1,470 million. Recourse on the securitization notes is limited to the pledged timber installment notes receivable. The securitization notes are 15-year non-amortizing, and were issued in two equal $735 million tranches paying interest of 5.42% and 5.54%, respectively.

        As a result of these transactions, we received $1,470 million in cash from the OMXQ's, and over 15 years will earn approximately $82.5 million per year in interest income on the timber installment notes receivable and incur annual interest expense of approximately $80.5 million on the securitization notes. The pledged timber installment notes receivable and nonrecourse securitization notes will mature in 2020 and 2019, respectively. The securitization notes have an initial term that is approximately three months shorter than the installment notes. The Company expects to refinance its ownership of the installment notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the securitization notes to the maturity of the installment notes.

        The original entities issuing the credit enhanced timber installment notes are variable-interest entities (the "VIE's") under Financial Accounting Standards Board ("FASB") Interpretation 46R, "Consolidation of Variable Interest Entities". The OMXQ's are considered to be the primary beneficiary, and therefore, the VIE's are required to be consolidated with the OMXQ's, which are also the issuers of the securitization notes. As a result, the accounts of the OMXQ's have been consolidated into those of their ultimate parent, OfficeMax. The effect of our consolidation of the OMXQ's is that the securitization transaction is treated as a financing, and both the timber notes receivable and the securitization notes payable are reflected in the Consolidated Balance Sheets.

Note Agreements

        In October 2003, we issued 6.50% senior notes due in 2010 and 7.00% senior notes due in 2013. At the time of issuance, the senior note indentures contained a number of restrictive covenants, substantially all of which have since been eliminated through the execution of supplemental indentures as described below. On November 5, 2004, we repurchased substantially all of the outstanding 6.50% senior notes and received the requisite consents to adopt amendments to the indenture pursuant to a tender offer for these securities. As a result, the Company and the trustee executed a supplemental indenture that eliminated substantially all of the restrictive covenants, certain events of default and related provisions, and replaced them with the covenants contained in the Company's other public debt. Those covenants include a limitation on mergers and similar transactions, a restriction on secured transactions involving Principal Properties, as defined, and a restriction on sale and leaseback transactions involving Principal Properties.

        In December 2004, both Moody's Investors Service, Inc. and Standard & Poor's Rating Services upgraded the credit rating on our 7.00% senior notes to investment grade as a result of actions we took to collateralize the notes by granting the note holders a security interest in certain investments maturing in 2008 (the "Pledged Instruments"). These pledged instruments are reflected as restricted investments in the Consolidated Balance Sheets. As a result of these ratings upgrades, the original 7.00% senior note covenants have been replaced with the covenants found in the Company's other public debt. The remaining pledged instruments continue to be subject to the security interest, and are reflected as restricted investments in the Consolidated Balance Sheets.

Upon the maturity of the Pledged Instruments in 2008, the Company intends to reinvest the proceeds for a five year term.

Other

        We had leased certain equipment at our integrated wood-polymer building materials facility near Elma, Washington under a capital lease. The lease agreement had a base term of seven years and an interest rate of 4.67%. During the first quarter of 2006, we paid $29.1 million to terminate the lease agreement.

Cash Paid for Interest

        Cash payments for interest, net of interest capitalized and including interest payments related to the timber securitization notes, were $116.6 million in 2007, $124.1 million in 2006 and $122.6 million in 2005.

Contractual Obligations

        In the table below, we set forth our contractual obligations as of December 29, 2007. Some of the figures we include in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
	2008	2009-2010	2011-2012	Thereafter	Total
	(millions)
Debt(a)(c)	$34.8	$66.8	$35.6	$247.0	$384.2
Timber notes securitized	—	—	—	1,470.0	1,470.0
Operating leases(b)(e)	371.8	639.8	468.2	583.3	2,063.1
Purchase obligations	32.4	5.6	0.4	0.6	39.0
Other long-term liabilities(d)	—	—	—	—	—

	$439.0	$712.2	$504.2	$2,300.9	$3,956.3

(a)
Included in debt are amounts owed on our note agreements, revenue bonds and credit agreements. These borrowings are further described in Note 12, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K. The table assumes our debt is held to maturity.

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

(d)
Our Consolidated Balance Sheet as of December 29, 2007 includes $200.3 million of liabilities associated with our retirement and benefit plans and $403.0 million of other long-term liabilities. Certain of these amounts have been excluded from the above table as either the amounts are fully or partially funded, or the timing and/or the amount of any cash payment is uncertain.

(e)
Lease obligations for closed facilities are included in operating leases and a liability equal to the fair value of these obligations is included in the Company's Consolidated Balance Sheets. For more information, see Note 3, Integration Activities and Facility Closures, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements & Supplementary Data" in this Form 10-K.

        In accordance with an amended and restated joint venture agreement, the minority owner of our subsidiary in Mexico, Grupo OfficeMax, can elect to put its remaining 49% interest in the subsidiary to OfficeMax if earnings targets are achieved. At December 29, 2007, Grupo OfficeMax had met these earnings targets, which are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to put its ownership interest, the purchase price would be equal to fair value, calculated based on both the subsidiary's earnings for the last four quarters before interest, taxes and depreciation and amortization, and the current market multiples of similar companies. The fair value purchase price is currently estimated at $65 million to $70 million. This contingent obligation is not included in the table above.

        In addition to the contractual obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These contracts, however, are either not enforceable or legally binding or are subject to change based on our business decisions.

Off-Balance-Sheet Activities and Guarantees

        Prior to July 2007, we sold, on a revolving basis, an undivided interest in a defined pool of receivables while retaining a subordinated interest in a portion of the receivables. The receivables were sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that was consolidated for financial reporting purposes. We continued servicing the sold receivables and charged the third party conduits a monthly servicing fee at market rates. The program qualified for sale treatment under FASB Statement No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." At December 30, 2006 $180.0 million of sold accounts receivable were excluded from receivables in the accompanying Consolidated Balance Sheet. Our subordinated retained interest in the transferred receivables was $111.2 million December 30, 2006 and is included in receivables, net in the Consolidated Balance Sheet.

        On July 12, 2007, we entered into a new loan agreement (See Note 12, Debt, of the notes to Consolidated Financial Statements in "Item 8, Financial Statements and Supplementary Data" of this Form 10-K). The new loan agreement amended our existing revolving credit facility and replaced our accounts receivable securitization program. The transferred accounts receivable under the accounts receivable securitization program at that date were refinanced with borrowings under the new loan agreement and excess cash. We no longer sell any of our accounts receivable.

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

Disclosures of Financial Market Risks

        Our debt is predominantly fixed-rate. At December 29, 2007, the estimated current market value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $109.9 million greater than the amount of debt reported in the Consolidated Balance Sheet. Our timber notes receivable also bear interest at a fixed rate. At December 29, 2007, the estimated fair value of these instruments exceeded their carrying amount by $128.5 million. The estimated fair values of our other financial instruments, including cash and cash equivalents, receivables and short-term borrowings are the same as their carrying values. In the opinion of management, we do not have any significant concentration of credit risks. Concentration of credit risks with respect to trade receivables is limited due to the wide variety of vendors, customers and channels to and through which our products are sourced and sold, as well as their dispersion across many geographic areas.

        Changes in interest and currency rates expose us to financial market risk. In the past we have used derivative financial instruments, such as interest rate swaps, rate hedge agreements, forward purchase contracts and forward exchange contracts, to hedge underlying debt obligations or anticipated transactions. We do not use them for trading purposes.

        Except as described in the sub-heading "Additional Consideration Agreement" in Note 13, Financial Instruments, Derivatives and Hedging Activities of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K, at December 29, 2007, we were not a party to any significant derivative financial instruments.

Additional Consideration Agreement

        Pursuant to an Additional Consideration Agreement between OfficeMax and Boise Cascade, L.L.C. entered into in connection with the Sale, we may have been required to make substantial cash payments to, or entitled to receive substantial cash payments from, Boise Cascade, L.L.C. As described below, the Additional Consideration Agreement terminated in the first quarter of 2008. Under the Additional Consideration Agreement, the Sale proceeds were adjusted upward or downward based on paper prices following the Sale, subject to annual and aggregate caps. Specifically, we agreed to pay Boise Cascade, L.L.C. $710,000 for each dollar by which the average market price per ton of a specified benchmark grade of cut-size office paper during any 12-month period ending on September 30 was less than $800. Boise Cascade, L.L.C. agreed to pay us $710,000 for each dollar by which the average market price per ton exceeded $920. Under the terms of the agreement, neither party was obligated to make a payment in excess of $45 million in any one year. Payments by either party were also subject to an aggregate cap of $125 million that declined to $115 million in the fifth year and $105 million in the sixth year.

        In connection with recording the Sale in 2004, we recognized a $42 million projected future obligation related to the Additional Consideration Agreement based on internal estimates and published industry paper price projections. We recognized accretion expense totaling approximately $6.0 million in our Consolidated Statements of Income (Loss) in 2006 and 2005.

        The Company recorded changes in the fair value of the Additional Consideration Agreement in net income (loss) in the period they occured; however, any potential payments from Boise Cascade, L.L.C. to us were not recorded in net income (loss) until all contingencies had been satisfied, which was generally at the end of a 12-month measurement period ending on September 30. Due to increases in actual and projected paper prices, the change in fair value of this obligation resulted in the recognition of non-operating income in our Consolidated Statement of Income (Loss) of $48.0 million in 2006 and $32.5 million in 2007. Based upon actual and projected paper prices at December 29, 2007 and December 30, 2006, we did not recognize an asset or liability in our Consolidated Balance Sheet related to the Additional Consideration Agreement.

        In February 2008, Boise Cascade, L.L.C. sold a majority interest in its paper and packaging and newsprint businesses to Aldabra 2 Acquisition Corp. As a result of this transaction, the Additional Consideration Agreement terminated and no further payments will be required of either party.

        The table below provides information about our financial instruments outstanding at December 29, 2007 that are sensitive to changes in interest rates or paper prices. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future rates. No amounts receivable or payable under the terms of the Additional Consideration Agreement are reflected in the table due to the termination of that agreement in the first quarter of 2008. Other instruments subject to market risk, such as obligations for pension plans and other postretirement benefits, are not reflected in the table.

Financial Instruments

							Year Ended
							2007		2006
	2008	2009	2010	2011	2012	There- after	Total	Fair Value	Total	Fair Value
Debt
Short-term borrowings	$14.2	$—	$—	$—	$—	$—	$14.2	$14.2	$—	$—
Average interest rates	9.0%	—%	—%	—%	—%	—%	9.0%	—%	—%	—%
Long-term debt
Fixed-rate debt payments	$34.8	$50.9	$15.9	$0.5	$35.1	$247.0	$384.2	$382.4	$410.6	$412.0
Average interest rates	7.5%	8.9%	5.6%	5.8%	7.9%	5.9%	6.9%	—%	7.0%	—%
Timber notes securitized	$—	$—	$—	$—	$—	$1,470.0	$1,470.0	$1,581.7	$1,470.0	$1,440.7
Average interest rates	—	—	—	—	—	5.5%	5.5%	—%	5.5%	—%
Additional Consideration Agreement	$—	$—	$—	$—	$—	$—	$—	$—	$—	$—

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

        Environmental liabilities that relate to the operation of the paper and forest products assets prior to the closing of the Sale continue to be our liabilities. We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws, or have received a claim from a private party, with respect to certain sites where hazardous substances or other contaminants are or may be located. All of these sites relate to operations either no longer owned by the Company or unrelated to its ongoing operations. In most cases, we are one of many potentially responsible parties, and our alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, we have established appropriate reserves. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position, results of operations or cash flows.

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

Vendor Rebates and Allowances

        We participate in various cooperative advertising and other marketing programs with our vendors. We also participate in volume purchase rebate programs, some of which provide for tiered rebates based on defined levels of purchase volume. These arrangements enable us to receive reimbursement for costs incurred to promote the sale of vendor products, or to earn rebates that reduce the cost of merchandise purchased. Vendor rebates and allowances are accrued as earned. Rebates and allowances received as a result of attaining defined purchase levels are accrued over the incentive period based on the terms of the vendor arrangement and estimates of qualifying purchases during the rebate program period. These estimates are reviewed on a quarterly basis and adjusted for changes in anticipated product sales and expected purchase levels. Volume-based rebates and allowances earned are initially recorded as a reduction in the cost of merchandise inventories and are included in operations (as a reduction of cost of goods sold) in the period the related product is sold. Amounts received under other promotional programs are generally event- based and are recognized at the time of the event as a reduction of cost of goods sold or inventory, as appropriate, based on the nature of the promotion and the terms of the vendor agreement. Advertising and other allowances that represent reimbursements of specific, incremental and identifiable costs incurred to promote vendors' products are recorded as a reduction of operating and selling expenses in the period the expense is incurred.

        Amounts owed to us under these arrangements are subject to credit risk. In addition, the terms of the contracts covering these programs can be complex and subject to interpretations, which can potentially result in disputes. We provide an allowance for uncollectible accounts and to cover disputes in the event that our interpretation of the contract terms differ from our vendors' and our vendors seek to recover some of the consideration from us. These allowances are based on the current financial condition of our vendors, specific information regarding disputes and historical experience. If we used different assumptions to estimate the amount of vendor receivables that will not be collected due to either credit default or a dispute regarding the amounts owed, our calculated allowance would be different and the difference could be material. In addition, if actual losses are different than those estimated, adjustments to the recorded allowance may be required.

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

Pensions

        The Company sponsors noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax, Contract employees. Since our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits, we do not expect our future contributions to these plans to be significant.

        We account for pension expense in accordance with SFAS No. 87, "Employer's Accounting for Pensions." This statement requires us to calculate our pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term asset return assumption. We base our discount rate assumption on the rates of return on high-quality bonds currently available and expected to be available during the period to maturity of the pension benefits. We base our long-term asset return assumption on the average rate of earnings expected on invested funds. We believe that the accounting estimate related to pensions is a critical accounting estimate because it is highly susceptible to change from period to period, based on the performance of plan assets, actuarial valuations and changes in interest rates, and the effect on our financial position and results of operations could be material.

        For 2008, our discount rate assumption used in the measurement of our net periodic benefit cost was 6.3%, and our expected return on plan assets was 8.0%. Using these assumptions, our 2008 pension expense will be approximately $1.9 million. If we were to decrease our estimated discount rate assumption used in the measurement of our net periodic benefit cost to 6.05% and our expected return on plan assets to 7.75%, our 2008 pension expense would be approximately $6.4 million. If we were to increase our discount rate assumption used in the measurement of our net periodic benefit cost to 6.55% and our expected return on plan assets to 8.25%, we would recognize a pension benefit of approximately $2.5 million.

        We account for our pension plans in accordance with SFAS No. 158, "Employer's Accounting for Defined Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." This statement requires the recognition of the funded status of a defined benefit plan in the statement of financial position, and that changes in the funded status be recognized through other comprehensive income (OCI), net of tax, in the year in which the changes occur. Actuarially-determined liabilities related to pension and postretirement benefits are also recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, future compensation costs, healthcare cost trends, benefit payment patterns and other factors. At December 29, 2007, the funded status of our defined benefit pension and other postretirement benefit plans was a liability of $131.9 million. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        The Company is subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, the Company is subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Prior to fiscal 2007, we recognized income tax accruals with respect to uncertain tax positions based upon SFAS No. 5, "Accounting for Contingencies." In fiscal 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes." Under FIN 48, the benefits of tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in the consolidated financial statements; positions that do not meet this threshold are not recognized. For tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in the consolidated financial statements. (See Note 6, Income Taxes, for a discussion of the adoption impact of FIN 48.)

        Accruals for income tax exposures, including penalties and interest, expected to be settled within the next year are included in accrued expenses and other current liabilities with the remainder included in other long-term obligations in the Consolidated Balance Sheets. Interest and penalties related to income tax exposures are recognized as incurred and included in income tax expense in the Consolidated Statements of Income (Loss).

        The determination of the Company's provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the timing and amounts of deductible and taxable items.

Facility Closure Reserves

        The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically viable. A liability for the cost associated with such a closure is recorded at its fair value in the period in which it is incurred. These costs are included in facility closure reserves in our Consolidated Balance Sheets and include provisions for the present value of future lease obligations, less estimated sublease income. At December 29, 2007, the facility closure reserve included approximately $73 million of estimated future lease obligations, which is net of anticipated sublease income of approximately $77 million. For each closed location, we estimate future sublease income based on current real estate trends by market and location-specific factors, including the age and quality of the location, as well as our historical experience with similar locations. If we had used different assumptions to estimate future sublease income our reserves would be different and the difference could be material. In addition, if actual sublease income is different than our estimates, adjustments to the recorded reserves may be required.

Environmental Remediation

        We are subject to a variety of environmental laws and regulations. We account for environmental remediation liabilities in accordance with the Statement of Position (SOP) 96-1, "Environmental Remediation Liabilities." We record liabilities on an undiscounted basis when assessments and/or remedial efforts are probable and the cost can be reasonably estimated. We estimate our environmental liabilities based on various assumptions and judgments, as we cannot predict with certainty the total response and remedial costs, our share of total costs, the extent to which contributions will be available from other parties or the amount of time necessary to complete any remediation. In making these judgments and assumptions, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the number of uncertainties and variables associated with these assumptions and judgments and the effects of changes in governmental regulation and environmental technologies, the precision of the resulting estimates of the related liabilities is subject to uncertainty. We regularly monitor our estimated exposure to our environmental liabilities. As additional information becomes known, our estimates may change.

        Environmental liabilities that relate to the operation of the paper and forest products assets prior to the closing of the Sale continue to be liabilities of OfficeMax, in addition to the liabilities related to certain sites referenced in Note 18, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

Goodwill Impairment

        SFAS No. 142, "Goodwill and Other Intangible Assets," requires us to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. In assessing impairment, the statement requires us to make estimates of the fair values of our reporting units. If we determine the fair values are less than the carrying amount of goodwill recorded on our Consolidated Balance Sheet, we must recognize an impairment in our financial statements. At December 29, 2007, we had $1.2 billion of goodwill recorded on our Consolidated Balance Sheet. Of the $1.2 billion, $556.9 million and $659.9 million were recorded in our OfficeMax, Contract and OfficeMax, Retail segments, respectively. At December 30, 2006, we had $1.2 billion of goodwill recorded on our Consolidated Balance Sheet. Of the $1.2 billion, $528.1 million and $687.9 million were recorded in our OfficeMax, Contract and OfficeMax, Retail segments, respectively. We completed our annual assessment in accordance with the provisions of SFAS No. 142 in the first quarters of 2007 and 2006, and concluded there was no impairment.

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

        During 2006, the Company adopted SFAS No. 158, "Employer's Accounting for Defined Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." This Standard requires that employers recognize, on a prospective basis, the funded status of their defined benefit pension and postretirement benefit plans in the statement of financial position, and that changes in the funded status be recognized as a component of other comprehensive income, net of tax. SFAS No. 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position, and requires additional note disclosures. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit pension and other postretirement benefit plans as of December 30, 2006. The initial recognition of the funded status of our defined benefit pension and other postretirement plans resulted in an increase in Shareholders' Equity of $11.9 million, which was net of income taxes of $7.6 million. We currently measure the funded status of our defined benefit plans as of the date of our fiscal year-end statement of financial position, and therefore, the adoption of the measurement provisions of SFAS No. 158 had no impact on our financial statements.

        In June 2006, the FASB issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective at the beginning of fiscal year 2007. (See Note 6, Income Taxes, for a discussion of the adoption impact of FIN 48.)

        In 2006, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 06-03, "How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation)". This EITF Issue clarifies that the presentation of taxes collected from customers and remitted to governmental authorities on a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, "Disclosure of Accounting Policies." The EITF Issue was effective for the Company beginning in fiscal year 2007. We collect such taxes from our customers and account for them on a net (excluded from revenues) basis. The adoption of EITF Issue No. 06-03 did not impact our consolidated financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of FAS 157 for other nonfinancial assets and liabilities. We do not anticipate that adoption of FAS 157 will have a material impact on our financial condition, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS 115," ("SFAS 159"). SFAS 159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective beginning January 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 159.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." This statement amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will impact the accounting for business combinations completed beginning January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS 160 requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements and is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including those that arose before the effective date, except that comparative prior period information must be recast to classify noncontrolling interests in equity and provide other disclosures required by SFAS No. 160. The Company is currently evaluating the impact of the provisions of SFAS 160.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information concerning quantitative and qualitative disclosures about market risk is included under the caption "Disclosures of Financial Market Risks" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K and is incorporated by reference herein.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income (Loss)

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
	(thousands, except per-share amounts)
Sales	$9,081,962	$8,965,707	$9,157,660
Cost of goods sold and occupancy costs	6,771,657	6,656,497	6,960,390

Gross profit	2,310,305	2,309,210	2,197,270
Operating expenses
Operating and selling	1,633,606	1,641,147	1,765,268
General and administrative	338,593	361,818	368,265
Other operating, net	(6,065)	140,343	54,045

Operating income	344,171	165,902	9,692
Debt retirement expense	—	—	(14,391)
Interest expense	(121,271)	(123,082)	(128,504)
Interest income	87,940	89,723	97,272
Other income (expense), net	26,687	39,335	(1,685)

Income (loss) from continuing operations before income taxes and minority interest	337,527	171,878	(37,616)
Income tax expense	(125,282)	(68,741)	(1,226)

Income (loss) from continuing operations before minority interest	212,245	103,137	(38,842)
Minority interest, net of income tax	(4,872)	(4,083)	(2,370)

Income (loss) from continuing operations	207,373	99,054	(41,212)
Discontinued operations
Operating loss	—	(17,972)	(24,416)
Write-down of assets	—	—	(28,243)
Income tax benefit	—	10,639	20,109

Loss from discontinued operations	—	(7,333)	(32,550)

Net income (loss)	207,373	91,721	(73,762)
Preferred dividends	(3,961)	(4,037)	(4,378)

Net income (loss) applicable to common shareholders	$203,412	$87,684	$(78,140)

Basic income (loss) per common share
Continuing operations	$2.70	$1.30	$(0.58)
Discontinued operations	—	(0.10)	(0.41)

Basic income (loss) per common share	$2.70	$1.20	$(0.99)

Diluted income (loss) per common share
Continuing operations	$2.66	$1.29	$(0.58)
Discontinued operations	—	(0.10)	(0.41)

Diluted income (loss) per common share	$2.66	$1.19	$(0.99)

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets

	December 29, 2007	December 30, 2006
	(thousands, except share and per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$152,637	$282,070
Receivables, net	714,951	556,733
Related party receivables	5,927	5,795
Inventories	1,088,312	1,071,486
Deferred income taxes	185,070	129,496
Other current assets	57,804	51,264

Total current assets	2,204,701	2,096,844
Property and equipment:
Land and land improvements	38,230	36,195
Buildings and improvements	394,031	359,481
Machinery and equipment	847,348	794,010

Total property and equipment	1,279,609	1,189,686
Accumulated depreciation	(698,954)	(610,061)

Net property and equipment	580,655	579,625
Goodwill	1,216,804	1,216,032
Intangible assets, net	199,720	201,304
Investments in affiliates	175,000	175,000
Timber notes receivable	1,635,000	1,635,000
Restricted investments	22,377	22,292
Deferred charges	58,949	40,439
Other non-current assets	190,562	249,512

Total assets	$6,283,768	$6,216,048

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets

	December 29, 2007	December 30, 2006
	(thousands, except share and per-share amounts)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$14,197	$—
Current portion of long-term debt	34,827	25,634
Accounts payable:
Trade	831,101	965,218
Related parties	30,184	32,482
Accrued expenses and other current liabilities:
Compensation and benefits	125,983	172,632
Other	318,997	317,434
Liabilities related to assets held for sale	15,420	15,503

Total current liabilities	1,370,709	1,528,903

Long-term debt:
Long-term debt, less current portion	349,421	384,246
Timber notes securitized	1,470,000	1,470,000

Total long-term debt	1,819,421	1,854,246

Other long-term obligations:
Compensation and benefits	200,283	287,122
Deferred gain on sale of assets	179,757	179,757
Other long-term obligations	402,984	350,491

Total other long-term obligations	783,024	817,370

Minority interest (Note 17)	32,042	29,885
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 1,110,867 and 1,216,335 shares outstanding	49,989	54,735
Common stock—$2.50 par value; 200,000,000 shares authorized; 75,397,094 and 74,903,220 shares outstanding	188,481	187,226
Additional paid-in capital	922,414	893,848
Retained earnings	1,095,950	941,830
Accumulated other comprehensive income (loss)	21,738	(91,995)

Total shareholders' equity	2,278,572	1,985,644

Total liabilities and shareholders' equity	$6,283,768	$6,216,048

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 29, 2007	December 30, 2006	December 31, 2005
	(thousands)
Cash provided by (used for) operations:
Net income (loss)	$207,373	$91,721	$(73,762)
Items in net income (loss) not using (providing) cash:
Earnings from affiliates	(6,065)	(5,873)	(5,460)
Depreciation and amortization	131,573	127,812	151,145
Minority interest, net of income tax	4,872	4,083	2,370
Pension and other postretirement benefits expense	8,159	13,239	25,877
Discontinued operations	(83)	5,973	8,862
(Gain) loss on sales of assets	465	(1,004)	(410)
Non-cash asset write-downs	4,776	9,543	23,062
Other, principally stock compensation	26,938	24,602	38,384
Changes other than from acquisition of business:
Receivables	(139,120)	29,126	47,517
Inventories	(3,585)	43,001	32,809
Accounts payable and accrued liabilities	(228,269)	8,662	(142,582)
Current and deferred income taxes	(11,521)	58,683	(136,629)
Other	75,091	(33,929)	(28,088)

Cash provided by (used for) operations	70,604	375,639	(56,905)

Cash provided by (used for) investment:
Expenditures for property and equipment	(140,843)	(174,769)	(152,450)
Acquisition of businesses and facilities, net of cash acquired	(1,325)	(1,500)	(34,803)
Proceeds from sale of (purchase of) restricted investments	—	—	93,259
Proceeds from sales of assets	3,234	12,333	—
Other	—	—	(3,343)

Cash provided by (used for) investment	(138,934)	(163,936)	(97,337)

Cash provided by (used for) financing:
Cash dividends paid:
Common stock	(45,142)	(43,509)	(49,817)
Preferred stock	(3,961)	(4,037)	(4,379)

	(49,103)	(47,546)	(54,196)
Short-term borrowings (repayments), net	14,197	(18,666)	8,266
Payments of long-term debt	(25,751)	(65,610)	(206,933)
Purchase of Series D preferred stock	(4,621)	—	(7,229)
Purchase of common shares	—	(33)	(780,417)
Proceeds from exercise of stock options	2,653	129,966	24,747
Other	—	—	453

Cash used for financing	(62,625)	(1,889)	(1,015,309)

Effect of exchange rates on cash and cash equivalents	1,522	58	(793)
Increase (decrease) in cash and cash equivalents	(129,433)	209,872	(1,170,344)
Balance at beginning of the year	282,070	72,198	1,242,542

Balance at end of the year	$152,637	$282,070	$72,198

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Shareholders' Equity

		For the Fiscal Years ended December 29, 2007, December 30, 2006 and December 31, 2005
Common Shares Outstanding		Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Share- holders' Equity
		(thousands, except share amounts)

93,575,557	Balance at December 31, 2004	$61,964	$232,269	$1,441,265	$1,019,679	$(144,699)	$2,610,478

	Comprehensive income
	Net loss	—	—	—	(73,762)	—	(73,762)
	Other comprehensive income
	Cumulative foreign currency translation adjustment	—	—	—	—	(6,037)	(6,037)
	Minimum pension liability adjustment, net of tax	—	—	—	—	8,615	8,615

	Other comprehensive income	—	—	—	—	2,578	2,578

	Comprehensive income						$(71,184)

	Cash dividends declared
	Common stock	—	—	—	(47,082)	—	(47,082)
	Preferred stock	—	—	—	(4,379)	—	(4,379)
	Restricted stock	—	—	9,184	—	—	9,184
(199,134)	Restricted stock vested	—	1,134	(1,134)	—	—	—
883,817	Stock options exercised	—	2,210	24,250	—	—	26,460
(23,527,764)	Treasury stock cancellations	—	(58,819)	(722,362)	—	—	(781,181)
72,136	Other	(7,229)	183	(3,398)	3,827	—	(6,617)

70,804,612	Balance at December 31, 2005	$54,735	$176,977	$747,805	$898,283	$(142,121)	$1,735,679

	Comprehensive income
	Net income	—	—	—	91,721	—	91,721
	Other comprehensive income
	Cumulative foreign currency translation adjustment	—	—	—	—	11,581	11,581
	Minimum pension liability adjustment, net of tax	—	—	—	—	26,634	26,634

	Other comprehensive income	—	—	—	—	38,215	38,215

	Comprehensive income (loss)						$129,936

	Adjustment from initial adoption of SFAS No. 158, net of tax	—	—	—	—	11,911	11,911
	Cash dividends declared
	Common stock	—	—	—	(44,136)	—	(44,136)
	Preferred stock	—	—	—	(4,037)	—	(4,037)
	Restricted stock	—	—	24,116	—	—	24,116
46,940	Restricted stock vested	—	117	(117)	—	—	—
3,993,857	Stock options exercised	—	9,985	119,982	—	—	129,967
(907)	Treasury stock cancellations	—	(2)	(31)	—	—	(33)
58,718	Other	—	149	2,093	(1)	—	2,241

74,903,220	Balance at December 30, 2006	$54,735	$187,226	$893,848	$941,830	$(91,995)	$1,985,644

	Comprehensive income (loss)
	Net income	—	—	—	207,373	—	207,373
	Other comprehensive income
	Cumulative foreign currency translation adjustment	—	—	—	—	59,977	59,977
	Minimum pension liability adjustment, net of tax	—	—	—	—	53,756	53,756

	Other comprehensive income	—	—	—	—	113,733	113,733

	Comprehensive income						$321,106

	Adjustment from initial adoption of FIN 48	—	—	—	(3,959)	—	(3,959)
	Cash dividends declared
	Common stock	—	—	—	(45,333)	—	(45,333)
	Preferred stock	—	—	—	(3,961)	—	(3,961)
	Restricted stock	—	—	26,437	—	—	26,437
301,443	Restricted stock vested	—	767	(767)	—	—	—
187,843	Stock options exercised	—	470	5,447	—	—	5,917
	Treasury stock cancellations	—	—	—	—	—	—
4,588	Other	(4,746)	18	(2,551)	—		(7,279)

75,397,094	Balance at December 29, 2007	$49,989	$188,481	$922,414	$1,095,950	$21,738	$2,278,572

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Nature of Operations

        OfficeMax Incorporated ("OfficeMax," the "Company" or "we") is a leader in both business-to-business and retail office products distribution. The Company provides office supplies and paper, print and document services, technology products and solutions and furniture to large, medium and small businesses, government offices, and consumers. OfficeMax customers are serviced by approximately 36,000 associates through direct sales, catalogs, the Internet and a network of retail stores located throughout the United States, Canada, Australia, New Zealand and Mexico. The Company's common stock is traded on the New York Stock Exchange under the ticker symbol OMX. The Company's corporate headquarters is located in Naperville, Illinois, and the OfficeMax website address is www.officemax.com.

        The Company manages its business using three reportable segments: OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other. OfficeMax, Contract markets and sells office supplies and paper, technology products and solutions and office furniture directly to large corporate and government offices, as well as to small and medium-sized offices through field salespeople, outbound telesales, catalogs, the Internet and, primarily in foreign markets, through office products stores. OfficeMax, Retail markets and sells office supplies and paper, print and document services, technology products and solutions and office furniture to small and medium-sized businesses and consumers through a network of retail stores.

Consolidation

        The consolidated financial statements include the accounts of OfficeMax and all majority owned subsidiaries as well as those of variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Change in Fiscal Year

        Effective March 11, 2005, the Company amended its bylaws to make its fiscal year-end the last Saturday in December. Prior to this change, all of the Company's businesses except for its U.S. retail operations had a December 31 fiscal year-end. The U.S. retail operations maintained a fiscal year that ended on the last Saturday in December. Due primarily to statutory requirements, the Company's international businesses have maintained their December 31 year-ends. Fiscal year 2005 ended on December 31, 2005 for all reportable segments and businesses, and included 53 weeks for the Retail segment. Fiscal year 2006 ended on December 30, 2006 and included 52 weeks for all reportable segments and businesses. Fiscal year 2007 ended on December 29, 2007 and also included 52 weeks for all reportable segments and businesses.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the Company's financial position, results of operations or cash flows. Significant items subject to such estimates and assumptions include the recognition of vendor rebates and allowances; the carrying amount of intangibles and goodwill; valuation allowances for receivables, inventories and deferred income tax assets; facility closure reserves and environmental liabilities; and assets and obligations related to employee benefits.

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

        Fees for shipping and handling charged to customers in connection with sale transactions are included in sales. Costs related to shipping and handling are included in cost of goods sold and occupancy costs. Taxes collected from customers are accounted for on a net basis and are excluded from sales.

Cash and Cash Equivalents

        Cash equivalents includes short-term debt instruments that have an original maturity of three months or less at the date of purchase. The Company's banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash overdraft position for accounting purposes, which occurs when total issued checks exceed available cash balances at a single financial institution. The Company records its outstanding checks in accounts payable—trade in the Consolidated Balance Sheets, and the net change in overdrafts in the accounts payable—trade line item within the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

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

        Prior to July 2007, the Company sold fractional ownership interests in a defined pool of accounts receivable and retained a subordinated interest and servicing rights to those receivables. The sale of the receivables under this program was accounted for under Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Sold accounts receivable were excluded from receivables in the Company's Consolidated Balance Sheet. The portion of the fractional ownership in the transferred receivables that the Company retained is included in Receivables in the Consolidated Balance Sheet. See Note 8, Sales of Accounts Receivable, for additional information related to this terminated program.

        At December 29, 2007 and December 30, 2006, the Company had allowances for doubtful accounts of $14.5 million and $15.1 million, respectively.

Vendor Rebates and Allowances

        The Company participates in various cooperative advertising and other marketing programs with its vendors. The Company also participates in volume purchase rebate programs, some of which provide for tiered rebates based on defined levels of purchase volume. These arrangements enable the Company to receive reimbursement for costs incurred to promote the sale of vendor products, or to earn rebates that reduce the cost of merchandise purchased. Vendor rebates and allowances are accrued as earned. Rebates and allowances received as a result of attaining defined purchase levels are accrued over the incentive period based on the terms of the vendor arrangement and estimates of qualifying purchases during the rebate program period. These estimates are reviewed on a quarterly basis and adjusted for changes in anticipated product sales and expected purchase levels. Volume-based rebates and allowances earned are initially recorded as a reduction in the cost of merchandise inventories and are included in operations (as a reduction in cost of goods sold) in the period the related product is sold. Amounts received under other promotional programs are generally event-based and are recognized at the time of the event as a reduction of cost of goods sold or inventory, as appropriate, based on the nature of the promotion and the terms of the vendor agreement. Advertising and other allowances that represent reimbursements of specific, incremental and identifiable costs incurred to promote vendors' products are recorded as a reduction of operating and selling expenses in the period the expense is incurred.

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

Goodwill and Intangible Assets

        The Company accounts for goodwill and other indefinite life intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill represents the excess of purchase price and related direct costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually, or more frequently if events and circumstances indicate that the asset might be impaired, using a fair-value-based approach. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141, "Business Combinations." The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company completed its annual assessment in accordance with the provisions of SFAS No. 142 in the first quarters of 2007 and 2006, and concluded there was no impairment.

        Intangible assets represent the values assigned to trade names, customer lists and relationships, noncompete agreements and exclusive distribution rights of businesses acquired. Trade name assets have an indefinite life and are not amortized. All other intangible assets are amortized on a straight-line basis over their expected useful lives, which range from three to 20 years. (See Note 10, Goodwill and Intangible Assets, for additional information related to goodwill and intangible assets.)

Investments in Affiliates

        Investments in affiliated companies are accounted for under the cost method if the Company does not exercise significant influence over the affiliated company. At December 29, 2007 and

December 30, 2006, the Company held an investment in Boise Cascade, L.L.C., which is accounted for under the cost method. Investments that enable the Company to exercise significant influence over an affiliated company, but do not represent a controlling interest, are accounted for under the equity method; such investments are carried at cost and are adjusted to reflect the Company's proportionate share of income or loss, less dividends received. The Company periodically reviews the recoverability of investments in affiliates. The Company would recognize a loss on these investments if there is a loss in value of an investment which is other than a temporary decline. (See Note 9, Investments in Affiliates, for additional information related to the Company's investments in affiliates.)

Capitalized Software Costs

        The Company capitalizes certain costs related to the acquisition and development of internal use software that is expected to benefit future periods in accordance with American Institute of Certified Public Accountants' Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These costs are amortized using the straight-line method over the expected life of the software, which is typically three to five years. Deferred charges in the Consolidated Balance Sheets include unamortized capitalized software costs of $45.6 million and $25.7 million at December 29, 2007 and December 30, 2006, respectively. Amortization of capitalized software costs totaled $15.2 million, $17.7 million and $25.6 million in 2007, 2006 and 2005, respectively.

        Software development costs that do not meet the criteria for capitalization are expensed as incurred.

Pension and Post Retirement Benefits

        The Company sponsors noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax, Contract employees. The Company also sponsors various retiree medical benefit plans. The type of retiree medical benefits and the extent of coverage vary based on employee classification, date of retirement, location, and other factors. The Company explicitly reserves the right to amend or terminate its retiree medical plans at any time, subject only to constraints, if any, imposed by the terms of collective bargaining agreements. Amendment or termination may significantly affect the amount of expense incurred.

        As of December 30, 2006, the Company adopted SFAS 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS 158 requires employers to fully recognize the funded status of single-employer defined benefit pension, retiree healthcare and other postretirement plans in the Consolidated Balance Sheets, with changes in the funded status recognized through other comprehensive income, net of tax, in the year in which the changes occur. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, future compensation costs, healthcare cost trends, benefit payment patterns and other factors.

        The Company measures changes in the funded status of its plans using actuarial models in accordance with SFAS 87, "Employers' Accounting for Pension Plans," and SFAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." These models use an attribution approach that generally spreads recognition of the effects of individual events over the estimated service lives of the employees in the plan. The attribution approach assumes that employees render service over their service lives on a relatively smooth basis and as such, presumes that the income statement effects of pension or postretirement benefit plans should follow the same pattern. Net pension and postretirement benefit income or expense is also determined using assumptions which include expected long-term rates of return on plan assets and discount rates. The Company bases the discount rate assumption on the rates of return on high-quality bonds currently available and expected to be available during the period to maturity of the pension benefits. The long-term asset return assumption is based on the average rate of earnings expected on invested funds, and considers several factors including actual historical rates, expected rates and external data.

        The Company's policy is to fund its pension plans based upon actuarial recommendations and in accordance with applicable laws and income tax regulations. Pension benefits are primarily paid through trusts funded by the Company. All of the Company's postretirement medical plans are unfunded. The Company pays postretirement benefits directly to the participants.

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

        The closure of certain facilities acquired in the OfficeMax, Inc. acquisition was accounted for in accordance with Emerging Issues Task Force ("EITF") Issue No. 95-3, "Recognition of Liabilities in Connection With a Purchase Business Combination." The estimated costs to be incurred in closing these facilities were accrued in connection with the acquisition, and did not result in a charge to income in the Company's Consolidated Statements of Income (Loss).

Environmental Matters

        The Company has adopted the provisions of SFAS No. 143, "Accounting for Asset Retirement Obligations," in accounting for landfill closure costs related to the sold paper, forest products and timberland assets. This statement requires legal obligations associated with the retirement of long-lived assets to be recognized at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the asset. The asset retirement obligation for estimated closure and closed-site monitoring costs recorded on the Company's Consolidated Balance Sheet was $4.2 million at December 29, 2007 and December 30, 2006. These obligations are related to assets held for sale.

        Environmental liabilities that relate to the operation of the sold paper, forest products and timberland assets prior to the closing of the Sale transaction were retained by the Company. These environmental obligations are not within the scope of SFAS No. 143, and the Company accrues for losses associated with these types of environmental remediation obligations when such losses are probable and reasonably estimable according to the guidance in SOP 96-1, "Environmental Remediation Liabilities." The liabilities for environmental obligations are not discounted to their present value. (See Note 18, Legal Proceedings and Contingencies, for additional information.)

Self-insurance

        The Company is self-insured for certain losses related to workers' compensation and medical claims as well as general and auto liability. The expected ultimate cost for claims incurred is recognized as a liability in the Consolidated Balance Sheets. The expected ultimate cost of claims incurred is estimated based principally on analysis of historical claims data and actuarial estimates of claims incurred but not reported. Losses are accrued and charged to operations when it is probable that a loss has been incurred and the amount can be reasonably estimated.

Income Taxes

        Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

        The Company is subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, the Company is subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. Prior to fiscal 2007, the Company recognized income tax accruals with respect to uncertain tax positions based upon SFAS No. 5, "Accounting for Contingencies." In fiscal 2007, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, "Accounting for Uncertainty in Income Taxes." Under FIN 48, the benefits of tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in the consolidated financial statements; positions that do not meet this threshold are not recognized. For tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in the consolidated financial statements. (See Note 6, Income Taxes, for a discussion of the adoption impact of FIN 48.)

        Accruals for income tax exposures, including penalties and interest, expected to be settled within the next year are included in accrued expenses and other current liabilities with the remainder included in other long-term obligations in the Consolidated Balance Sheets. Interest and penalties related to income tax exposures are recognized as incurred and included in income tax expense in the Consolidated Statements of Income (Loss).

Advertising and Catalog Costs

        Advertising costs are either expensed the first time the advertising takes place or, in the case of direct-response advertising, capitalized and charged to expense in the periods in which the related sales occur. Advertising expense was $242.6 million in 2007, $240.4 million in 2006 and $276.2 million in 2005, and is recorded in operating and selling expenses in the Consolidated Statements of Income (Loss). Capitalized catalog costs, which are included in other current assets in the Consolidated Balance Sheets, totaled $7.6 million at December 29, 2007, and $9.3 million at December 30, 2006.

Pre-Opening Expenses

        The Company incurs certain non-capital expenses prior to the opening of a store. These pre-opening expenses consist primarily of straight-line rent from the date of possession, store payroll, and supplies and are expensed as incurred and reflected in operating and selling expenses. In 2007, 2006 and 2005, the Company recorded approximately $10.2 million, $5.6 million and $4.5 million in pre-opening costs, respectively.

Leasing Arrangements

        The Company conducts a substantial portion of its business in leased properties. Some of the Company's leases contain escalation clauses and renewal options. In accordance with SFAS No. 13, "Accounting for Leases," as amended by SFAS No. 29, "Determining Contingent Rentals," and FASB Technical Bulletin 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," the Company recognizes rental expense for leases that contain predetermined fixed escalation clauses on a straight-line basis over the expected term of the lease. The difference between the amounts charged to expense and the contractual minimum lease payment is recorded in other long-term liabilities in the Consolidated Balance Sheets. At December 29, 2007 and December 30, 2006, other long-term liabilities included approximately $73.7 million and $51.3 million, respectively, related to these future escalation clauses.

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

Derivative Instruments and Hedging Activities

        The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities," as amended, which requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and on the type of hedging transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying hedged transactions are recognized in earnings, at which time any deferred hedging gains or losses are also recorded in earnings. If a derivative instrument is designated as a fair value hedge, changes in the fair value of the instrument are reported in current earnings and offset the change in fair value of the hedged assets, liabilities or firm commitments. The ineffective portion of an instrument's change in fair value is immediately recognized in earnings. Instruments that do not meet the criteria for hedge accounting or contracts for which the Company has not elected hedge accounting, are marked to fair value with unrealized, gains or losses reported in earnings.

Recently Issued or Newly Adopted Accounting Standards

        Following are summaries of recently issued accounting pronouncements that have either been recently adopted or that may become applicable to the preparation of the Company's consolidated financial statements in the future.

        During 2006, the Company adopted SFAS No. 158, "Employer's Accounting for Defined Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)." This Standard requires that employers recognize, on a prospective basis, the funded status of their defined benefit pension and postretirement benefit plans in the statement of financial position, and that changes in the funded status be recognized as a component of other comprehensive income, net of tax. SFAS No. 158 also requires the funded status of a plan to be measured as of the date of the year-end statement of financial position, and requires additional note disclosures. The Company adopted the recognition provisions of SFAS No. 158 and initially applied them to the funded status of its defined benefit pension and other postretirement benefit plans as of December 30, 2006. The initial recognition of the funded status of our defined benefit pension and other postretirement plans resulted in an increase in Shareholders' Equity of $11.9 million, which was net of income taxes of $7.6 million. We currently measure the funded status of our defined benefit plans as of the date of our fiscal year-end statement of financial position, and therefore, the adoption of the measurement provisions of SFAS No. 158 had no impact on our financial statements.

        In June 2006, the FASB issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective at the beginning of fiscal year 2007. (See Note 6, Income Taxes, for a discussion of the adoption impact of FIN 48.)

        In 2006, the EITF reached a consensus on Issue No. 06-03, "How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation)". This EITF Issue clarifies that the presentation of taxes collected from customers and remitted to governmental authorities on a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, "Disclosure of Accounting Policies." The EITF Issue was effective for the Company beginning in fiscal year 2007. We collect such taxes from customers and account for them on a net (excluded from revenues) basis. The adoption of EITF Issue No. 06-03 did not impact the consolidated financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of FAS 157 for other nonfinancial assets and liabilities. The adoption of FAS 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS 115," ("SFAS 159"). SFAS 159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. SFAS 159 is effective beginning January 1, 2008. The Company is currently evaluating the impact of the provisions of SFAS 159.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." This statement amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will impact the accounting for business combinations completed beginning January 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS 160 requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements and is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS No. 160 will be applied prospectively to all noncontrolling interests, including those that arose before the effective date, except that comparative prior period information must be recast to classify noncontrolling interests in equity and provide other disclosures required by SFAS No. 160. The Company is currently evaluating the impact of the provisions of SFAS 160.

Prior Period Revisions

        Certain amounts included in the prior years' financial statements have been revised to conform with the current year's presentation. In the current year, the Company separately presented the effect of exchange rate changes on cash in the consolidated Statements of Cash Flows. In prior periods, these amounts were included in other operating activities. The effect of this revision on the amounts reported for 2006 and 2005 was not material.

2.    Discontinued Operations

        In December 2004, the Company's board of directors authorized management to pursue the divestiture of a facility near Elma, Washington that manufactured integrated wood-polymer building materials. The board of directors and management concluded that the operations of the facility were no longer consistent with the Company's strategic direction. As a result of that decision, the Company recorded the facility's assets as held for sale on the Consolidated Balance Sheets and reported the results of its operations as discontinued operations.

        During 2005, the Company experienced unexpected difficulties in achieving anticipated levels of production at the facility. These issues delayed the process of identifying and qualifying a buyer for the business. While management made substantial progress in addressing the manufacturing issues that caused production to fall below plan, during the fourth quarter of 2005, the Company concluded that it was unable to attract a buyer in the near term and elected to cease operations at the facility during the first quarter of 2006. As of December 29, 2007, the Company has not identified a buyer for the facility.

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company recorded pre-tax charges, including $28.2 million recorded in the fourth quarter of 2005, to reduce the carrying value of the long-lived assets of the Elma, Washington facility to their estimated fair value. During the first quarter of 2006, the Company ceased operations at the facility and recorded pre-tax expenses of $18.0 million for contract termination and other closure costs. These charges and expenses were reflected within discontinued operations in the Consolidated Statements of Income (Loss).

        The liabilities of the wood-polymer building materials facility near Elma, Washington, are included in current liabilities ($15.4 million at December 29, 2007 and $15.5 million at December 30, 2006, respectively) in the Consolidated Balance Sheets. There were no assets related to this facility included in the Consolidated Balance Sheets at December 29, 2007 or December 30, 2006.

3.    Integration Activities and Facility Closures

        During 2003, the Company acquired OfficeMax, Inc. for $1.3 billion (the "Acquisition"). Increased scale as a result of the Acquisition allowed management to evaluate the Company's combined office products business and to identify opportunities for consolidating operations. Costs associated with the planned closure and consolidation of acquired OfficeMax, Inc. facilities were accounted for under EITF Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," and recognized as liabilities in connection with the acquisition and charged to goodwill. Costs incurred in connection with all other business integration activities have been recognized in the Consolidated Statement of Income (Loss).

        In September 2005, the board of directors approved a plan to relocate and consolidate the Company's retail headquarters in Shaker Heights, Ohio and its existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois. The Company began the consolidation and relocation process in the latter half of 2005. The Company has incurred and expensed approximately $70.9 million of costs related to the headquarters consolidation, including $45.9 million recognized during 2006 and $25.0 million recognized during the second half of 2005, all of which were reflected in the Corporate and Other segment. The consolidation and relocation process was completed during the second half of 2006.

        Also in 2005, the Company recorded charges to income of $23.2 million for the write-down of impaired assets related to underperforming retail stores and the restructuring of its Canadian operations.

        During 2006, the Company announced a reorganization of the Contract segment, and recorded a pre-tax charge of $7.3 million for employee severance related to the reorganization. The Contract segment also recorded an additional $3.0 million of costs during 2006 primarily related to a facility closure and employee severance.

        During 2006, the Company closed 109 underperforming domestic retail stores and recorded a pre-tax charge of $89.5 million, comprised of $11.3 million for employee severance, asset write-off and impairment and other closure costs and $78.2 million of estimated future lease obligations.

        The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically viable. The Company records a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred, which is either the date the lease termination is communicated to the lessor or the location's cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves on the Consolidated Balance Sheets and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the payments. Integration and facility closure reserve account activity during 2007, 2006 and 2005, including activity related to the reorganization of the Contract segment, retail store closures and headquarters consolidation, was as follows:

	Lease\ Contract Terminations	Severance\ Retention	Asset Write-off & Impairment	Other	Total
	(thousands)
Balance at December 31, 2004	$116,390	$6,642	$—	$409	$123,441
Charges to income	547	21,214	23,062	3,565	48,388
Change in goodwill	—	—	—	—	—
Changes to estimated costs included in income	—	—	—	—	—
Cash payments	(28,872)	(6,354)	—	(3,235)	(38,461)
Non-cash charges	—	—	(23,062)	—	(23,062)
Accretion	3,390	—	—	—	3,390

Balance at December 31, 2005	$91,455	$21,502	$—	$739	$113,696
Charges to income	89,934	19,407	9,543	27,332	146,216
Change in goodwill	(11,000)	—	—	—	(11,000)
Changes to estimated costs included in income	—	(1,080)	—	—	(1,080)
Cash payments	(68,596)	(28,991)	—	(18,951)	(116,538)
Non-cash charges	—	—	(9,543)	(5,978)	(15,521)
Accretion	6,031	—	—	—	6,031

Balance at December 30, 2006	$107,824	$10,838	$—	$3,142	$121,804
Charges to income	—	—	—	—	—
Change in goodwill	—	—	—	—	—
Changes to estimated costs included in income	—	—	—	—	—
Cash payments	(38,196)	(8,424)	—	(1,725)	(48,345)
Non-cash charges	—	—	—	—	—
Accretion	3,603	—	—	—	3,603

Balance at December 29, 2007	$73,231	$2,414	$—	$1,417	$77,062

        At December 29, 2007, approximately $22.2 million of the reserve liability was included in accrued liabilities, other, and $54.9 million was included in other long-term liabilities. At December 30, 2006, approximately $44.7 million of the reserve liability was included in accrued liabilities, other, and $77.1 million was included in other long-term liabilities. At December 29, 2007, the integration activities and facility closures reserve included approximately $73 million for estimated future lease obligations, which represents the estimated fair value of the lease obligations and is net of anticipated sublease income of approximately $77 million.

4.    Net Income (Loss) Per Common Share

        Basic net income (loss) per share is calculated using net earnings available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the year. Diluted net income (loss) per share is similar to basic net income (loss) per share except that the weighted-average number of shares of common stock outstanding is increased to include the number of additional shares of common stock that would have been outstanding assuming the issuance of all potentially dilutive shares, such as common stock to be issued upon exercise of options and non-vested restricted shares, and, if dilutive, the conversion of outstanding preferred stock. Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by weighted average shares outstanding as follows:

	2007	2006	2005
	(thousands, except per-share amounts)
Basic income (loss) per common share:
Income (loss) from continuing operations	$207,373	$99,054	$(41,212)
Preferred dividends	(3,961)	(4,037)	(4,378)

Basic income (loss) from continuing operations	203,412	95,017	(45,590)
Loss from discontinued operations	—	(7,333)	(32,550)

Basic income (loss)	$203,412	$87,684	$(78,140)

Average shares—basic	75,274	73,142	78,745

Basic income (loss) per common share:
Continuing operations	$2.70	$1.30	$(0.58)
Discontinued operations	—	(0.10)	(0.41)

Basic income (loss) per common share	$2.70	$1.20	$(0.99)

Diluted income (loss) per common share:
Basic income (loss) from continuing operations	$203,412	$95,017	$(45,590)
Preferred dividends eliminated(a)	—	—	—

Diluted income (loss) from continuing operations	203,412	95,017	(45,590)
Loss from discontinued operations	—	(7,333)	(32,550)

Diluted income (loss)	$203,412	$87,684	$(78,140)

Average shares—basic	75,274	73,142	78,745
Restricted stock, stock options and other	1,100	571	—
Series D Convertible Preferred Stock	—	—	—

Average shares—diluted(a)(b)(c)	76,374	73,713	78,745

Diluted income (loss) per common share:
Continuing operations	$2.66	$1.29	$(0.58)
Discontinued operations	—	(.10)	(0.41)

Diluted income (loss) per common share	$2.66	$1.19	$(0.99)

(a)
The assumed conversion of outstanding preferred stock was anti-dilutive in all periods presented, and therefore no adjustment was required to determine diluted income (loss) from continuing operations or average shares-diluted.

(b)
Options to purchase 0.4 million shares of common stock were outstanding during 2007, but were not included in the computation of diluted income (loss) per common share because the impact would have been anti-dilutive as the option price is higher than the average market price during the year.

(c)
Options to purchase 3.8 million shares of common stock were outstanding during 2005, but were not included in the computation of diluted income (loss) per common share because the impact would have been anti-dilutive due to the net loss recognized in the period.

5.    Other Operating, Net

        The components of other operating, net in the Consolidated Statements of Income (Loss) are as follows:

	2007	2006	2005
	(thousands)
Integration activities and facility closure costs (Note 3)	$—	$146,216	$48,178
Legal settlement(a)	—	—	9,800
Other, net	—	—	1,527
Earnings from affiliates	(6,065)	(5,873)	(5,460)

	$(6,065)	$140,343	$54,045

(a)
Legal settlement with the Department of Justice.

6.    Income Taxes

        The income tax (provision) benefit attributable to income (loss) from continuing operations as shown in the Consolidated Statements of Income (Loss) includes the following components:

	2007	2006	2005
	(thousands)
Current income tax (provision) benefit
Federal	$(25,710)	$(10,014)	$28,908
State	(11,380)	(4,079)	(14,629)
Foreign	(24,582)	(17,816)	(20,512)

	(61,672)	(31,909)	(6,233)
Deferred income tax (provision) benefit
Federal	(61,882)	(31,521)	22,646
State	(4,785)	(6,428)	(23,331)
Foreign	3,057	1,117	5,692

	(63,610)	(36,832)	5,007

	$(125,282)	$(68,741)	$(1,226)

        Income tax benefit attributable to loss from discontinued operations was $10.6 million and $20.1 million for 2006 and 2005, respectively. There was no impact due to discontinued operations during 2007.

        During 2007, 2006 and 2005, the Company made cash payments for income taxes, net of refunds received, of $89.5 million, $0.6 million and $134.1 million, respectively.

        The income tax provision attributable to income (loss) from continuing operations for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 35% to pre-tax income (loss) from continuing operations as a result of the following:

	2007	2006	2005
	(thousands)
Tax (provision) benefit at statutory rate	$(118,184)	$(60,157)	$13,166
State taxes, net of federal effect	(11,030)	(5,907)	(5,532)
Foreign tax provision differential	106	(5,262)	(2,883)
Basis difference in investments disposed of	—	—	14,867
Nondeductible compensation	—	(473)	(4,268)
NOL valuation allowance	434	(6,498)	(21,533)
Change in contingency liability	755	1,925	(4,607)
Tax settlement, net of other charges	1,582	5,240	12,462
ESOP dividend deduction	1,317	1,413	1,489
Other, net	(262)	978	(4,387)

	$(125,282)	$(68,741)	$(1,226)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at year-end are presented below.

	2007	2006
	(thousands)
Current deferred tax assets (liabilities) attributable to
Accrued expenses	$38,096	$40,231
Net operating loss carryforwards	7,213	43,489
Allowances for receivables and rebates	29,605	17,998
Compensation and benefits	23,397	11,657
Inventory	3,780	(6,047)
Property and equipment	16,754	—
Alternative minimum tax and other credit carryforwards	53,919	—
Other temporary differences	357	17,124
Contingency reserves	11,949	5,044

Total current net deferred tax assets	$185,070	$129,496

Noncurrent deferred tax assets (liabilities) attributable to
Deferred gain(a)	(473,838)	(473,838)
Alternative minimum tax and other credit carryforwards	188,033	214,590
Compensation and benefits	103,065	152,221
Net operating loss carryforwards	40,381	66,849
Reserves	24,864	44,445
Investments	6,399	10,046
Goodwill	(30,802)	(33,110)
Other non-current liabilities	5,179	3,010
Undistributed earnings	(4,955)	(4,776)
Deferred charges	2,086	2,692
Property and equipment	15,505	14,300
Other temporary differences	21	(4,430)

	(124,062)	(8,001)
Less: Valuation allowance	(30,300)	(30,734)

Total noncurrent net deferred tax assets (liabilities)	$(154,362)	$(38,735)

(a)
Includes $543.8 million related to the gain on the sale of the Company's timberlands to affiliates of Boise Cascade, L.L.C. that was deferred until 2019 for tax purposes.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Management believes it is more likely than not that the Company will realize the benefits of these deductible differences, except for certain state net operating losses as noted below. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

        The Company has established a valuation allowance related to net operating loss carryforwards in jurisdictions where the Company has substantially reduced operations because management believes it is more likely than not that these items will expire before the Company is able to realize their benefits. Periodically, the valuation allowance is reviewed and adjusted based on management's assessments of realizable deferred tax assets. The valuation allowance was $30.3 million and $30.7 million at December 29, 2007 and December 30, 2006, respectively.

        The Company had a deferred tax asset related to net operating loss carryforwards for Federal income tax purposes of $68.2 million at December 30, 2006. These net operating loss carryforwards were utilized to offset Federal taxable income in 2007. As of December 29, 2007, the Company has alternative minimum tax credit carryforwards of approximately $224.8 million, which are available to reduce future regular Federal income taxes, if any, over an indefinite period, and foreign tax credit carryforwards of $10.7 million with an expiration date of 2016. The Company also has deferred tax assets related to various state net operating losses of $17.2 million, net of the valuation allowance, that expire between 2008 and 2025.

        Pre-tax income (loss) related to continuing operations from domestic and foreign sources is as follows:

	2007	2006	2005
	(thousands)
Domestic	$272,169	$124,643	$(65,073)
Foreign	65,358	47,235	27,457

Total pre-tax income (loss)	$337,527	$171,878	$(37,616)

        As of December 29, 2007, the Company had undistributed earnings and profits of foreign operations of approximately $360 million. The Company has not provided any U.S. income tax related to jurisdictions for which it has determined that it has permanently reinvested its earnings. The Company has provided for $4.9 million in Federal income taxes related to the anticipated repatriation of earnings from its investment in a Mexican joint venture, net of foreign tax credit.

        Through December 30, 2006, the Company had established estimated contingent tax liabilities to provide for the possibility of unfavorable outcomes in tax matters. Contingent tax liabilities totaled $66.6 million as of December 30, 2006, and are included in other noncurrent liabilities in the Consolidated Balance Sheets. These liabilities were accrued when considered probable and estimable, consistent with the requirements of SFAS No. 5, "Accounting for Contingencies."

        The Company adopted FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" at the beginning of 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of the implementation, the Company recognized a $4.0 million increase to reserves for uncertain tax positions. This increase was accounted for as an adjustment to the beginning balance of retained earnings on the Consolidated Balance Sheet. Including the cumulative effect of this increase, at the beginning of 2007, the Company had $70.6 million of total gross unrecognized tax benefits. As of December 29, 2007, the Company had $33.1 million of total gross unrecognized tax benefits. The reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

Balance at December 30, 2006	$70,567
Increase related to prior year tax positions	4,513
Decrease related to prior year tax positions	(33,717)
Increase related to current year positions	1,915
Settlements	(10,150)
Lapse of Statute	—

Balance at December 29, 2007	33,128

        Of the total gross unrecognized tax benefits, approximately $20 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in any future periods. The remaining balance of approximately $13 million, if recognized, would be recorded as an adjustment to goodwill and would not affect the effective tax rate. It is possible that the Company's liability for uncertain tax positions will be reduced by as much as $15.9 million by the end of 2008. Approximately $6.8 million of this amount would impact the Company's effective tax rate, and the remaining $9.1 million would affect goodwill. Such reductions would result from the effective settlement of tax positions with various tax authorities.

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

        The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. As of December 29, 2007, the Company had $5.5 million of accrued interest and penalties associated with uncertain tax positions. Income tax expense for 2007 includes a benefit of $0.4 million related to interest and penalties, reflecting interest accrued less the effect of adjustments on settlement.

7.    Leases

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

	2007	2006	2005
	(thousands)
Minimum rentals	$341,067	$343,203	$365,880
Contingent rentals	908	763	752
Sublease rentals	(1,258)	(1,660)	(2,021)

	$340,717	$342,306	$364,611

        For operating leases with remaining terms of more than one year, the minimum lease payment requirements are: $371.8 million for 2008, $338.6 million for 2009, $301.2 million for 2010, $256.7 million for 2011, $211.5 million for 2012 and $583.3 million thereafter. These minimum lease payments do not include contingent rental payments that may be due based on a percentage of sales in excess of stipulated amounts. These future minimum lease payment requirements have not been reduced by $62.3 million of minimum sublease rentals due in the future under noncancelable subleases. These sublease rentals include amounts related to closed stores and other facilities that are accounted for in the integration activities and facility closures reserve. See Note 3, Integration Activities and Facility Closures.

        The Company capitalizes lease obligations for which it assumes substantially all property rights and risks of ownership. The Company did not have any material capital leases during any of the periods presented.

8.    Sales of Accounts Receivable

        Prior to July 2007, the Company sold, on a revolving basis, an undivided interest in a defined pool of receivables while retaining a subordinated interest in a portion of the receivables. The Company continued servicing the sold receivables and charged the third party conduits a monthly servicing fee at market rates. The program qualified for sale treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." At December 30, 2006, $180.0 million of sold accounts receivable were excluded from receivables in the accompanying Consolidated Balance Sheets. The Company's subordinated retained interest in the transferred receivables was $111.2 million at December 30, 2006 and was included in receivables, net in the Consolidated Balance Sheet. Expenses associated with the securitization program totaled $5.6 million, $10.6 million and $5.5 million in 2007, 2006 and 2005, respectively. These expenses relate primarily to the loss on sale of receivables and discount on retained interests, facility fees and professional fees associated with the program, and were included in the Consolidated Statements of Income (Loss).

        On July 12, 2007, the Company entered into a new loan agreement that amended the Company's existing revolving credit facility and replaced the Company's accounts receivable securitization program. The transferred accounts receivable under the accounts receivable securitization program at that date were refinanced with borrowings under the new loan agreement and excess cash. The Company no longer sells any of its accounts receivable. For additional information on the new loan agreement see Note 12, Debt.

9.    Investments in Affiliates

        In connection with the sale of the paper, forest products and timberland assets in 2004 (the "Sale"), the Company invested $175 million in the equity units of affiliates of the buyer, Boise Cascade, L.L.C. A portion (approximately $66 million) of the equity units received in exchange for the Company's investment carries no voting rights. This investment is accounted for under the cost method as Boise Cascade, L.L.C. does not maintain separate ownership accounts for its members, and the Company does not have the ability to significantly influence its operating and financial policies. This investment is included in investment in affiliates in the Consolidated Balance Sheets. The Company has determined that it is not practicable to estimate the fair value of this investment. However, the Company did not observe any events or changes in circumstances that would have had a significant adverse effect on the fair value of the investment.

        The Boise Cascade, L.L.C. non-voting equity units accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of any June and December. The Company recognized dividend income on this investment of $6.1 million in 2007, $5.9 million in 2006 and $5.5 million in 2005.

10.    Goodwill and Intangible Assets

Goodwill

        Changes in the carrying amount of goodwill by segment are as follows:

	OfficeMax, Contract	OfficeMax, Retail	Total
Balance at December 31, 2005	$523,537	$694,663	$1,218,200
Effect of foreign currency translation	6,423	—	6,423
Businesses acquired	1,114	—	1,114
Purchase accounting adjustments	(2,984)	(6,721)	(9,705)

Balance at December 30, 2006	528,090	687,942	1,216,032
Effect of foreign currency translation	28,032	—	28,032
Businesses acquired	763	—	763
Purchase accounting adjustments	—	(28,023)	(28,023)

Balance at December 29, 2007	$556,885	$659,919	$1,216,804

        During 2007, adjustments were necessary to reflect the reversal of income tax reserves that were recorded in purchase accounting. For additional information on the tax reserve adjustment see Note 6, Income Taxes. During 2006, adjustments were necessary to reflect the recognition of certain identifiable assets acquired in a 2005 transaction in the contract segment and the reversal of a portion of the EITF 95-3 liability recorded in purchase accounting related to the retail segment.

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

	2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,150	$—	$173,150
Customer lists and relationships	43,381	(23,072)	20,309
Noncompete agreements	12,884	(10,842)	2,042
Exclusive distribution rights	6,977	(2,758)	4,219

	$236,392	$(36,672)	$199,720

	2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,150	$—	$173,150
Customer lists and relationships	39,681	(17,678)	22,003
Noncompete agreements	12,853	(8,213)	4,640
Exclusive distribution rights	3,616	(2,105)	1,511

	$229,300	$(27,996)	$201,304

        Intangible asset amortization expense totaled $7.0 million in 2007, $7.3 million in 2006 and $6.8 million in 2005. The estimated amortization expense is $5.5 million, $2.2 million, $2.0 million, $1.6 million, $1.6 million and $1.6 million in 2008, 2009, 2010, 2011, 2012 and 2013, respectively.

        During the first quarter of both 2007 and 2006, the Company evaluated the remaining useful lives of finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary. Based on this review, management determined that no adjustments to the useful lives of finite-lived purchased intangible assets were necessary.

11.    Timber Notes Receivable

        In October 2004, OfficeMax sold its timberlands as part of the Sale. In exchange for the timberlands, the Company received timber installment notes receivable in the amount of $1,635 million, which were credit enhanced with guarantees. The guarantees were issued by highly-rated financial institutions and were secured by the pledge of underlying collateral notes issued by the credit enhancement banks. The timber installment notes receivable are 15-year non-amortizing. There are two notes that total $817.5 million bearing interest at 4.982% and a third note in the amount of $817.5 million bearing interest at 5.112%. Interest earned on all of the notes is received semiannually. See the sub-caption "Timber Notes" in Note 12, Debt, for additional information concerning a securitization transaction involving the timber installment notes receivable.

12.    Debt

Long-Term Debt

        Long-term debt, almost all of which is unsecured, consists of the following at year end:

	2007	2006
	(thousands)
7.50% notes, due in 2008	$29,656	$29,656
9.45% debentures, due in 2009	35,707	35,707
6.50% notes, due in 2010	13,680	13,680
7.00% notes, due in 2013	19,100	19,100
7.35% debentures, due in 2016	17,967	17,967
Medium-term notes, Series A, with interest rates averaging 7.8% and 7.7%, due in varying amounts annually through 2013	56,900	82,300
Revenue bonds, with interest rates averaging 6.4% and 6.4%, due in varying amounts annually through 2029	189,930	189,930
American & Foreign Power Company Inc. 5% debentures, due in 2030	18,526	18,526
Other indebtedness, with interest rates averaging 7.1% and 5.5%, due in varying amounts annually through 2017	3,412	3,687

	384,878	410,553
Less unamortized discount	630	673
Less current portion	34,827	25,634

	349,421	384,246
5.42% securitized timber notes, due in 2019	735,000	735,000
5.54% securitized timber notes, due in 2019	735,000	735,000

	$1,819,421	$1,854,246

Scheduled Debt Maturities

        The scheduled payments of long-term debt, excluding timber notes due in 2019, are $34.8 million in 2008, $50.9 million in 2009, $15.9 million in 2010, $0.5 million in 2011, $35.1 million in 2012 and $247.0 million thereafter.

Credit Agreements

        On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with a group of banks. The Loan Agreement amended the Company's existing revolving credit facility and replaced the Company's accounts receivable securitization program. The new Loan Agreement permits the Company to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The revolving credit facility may be increased (up to a maximum of $800 million) at the Company's request or reduced from time to time, in each case according to terms detailed in the Loan Agreement. There were no borrowings outstanding under the Company's revolving credit facilities as of December 29, 2007 or December 30, 2006. The maximum amount outstanding under the revolving credit facility was $103.0 million and $122.0 million during 2007 and 2006, respectively. The average amount outstanding under the revolving credit facility was $6.8 million during 2007 and $20.6 million during 2006. Letters of credit, which may be issued under the revolving credit facility up to a maximum of $250 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolving credit facility totaled

$85.5 million as of December 29, 2007 and $75.5 million as of December 30, 2006. As of December 29, 2007, the maximum aggregate borrowing amount available under the revolving credit facility was $700.0 million and excess availability under the revolving credit facility totaled $614.5 million. At December 29, 2007, the Company was in compliance with all covenants under the Agreement. The Loan Agreement allows the payment of dividends subject to availability restrictions and so long as no default has occured. The Loan Agreement expires on July 12, 2012.

        Borrowings under the revolving credit facility bear interest at rates based on either the prime rate or the London Interbank Offered Rate ("LIBOR"). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolving credit facility depending on the level of average excess availability. Fees on letters of credit issued under the revolving credit facility were charged at a weighted average rate of 0.875% during the year-ended December 29, 2007. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit.

        As of December 29, 2007, Grupo OfficeMax, our 51%-owned joint venture in Mexico, had short term borrowings of $14.2 million. The short-term borrowings consist of three loans with balances of $4.6 million, $4.6 million and $5.0 million respectively. Two of these loans are promissory notes to be repaid in the first quarter of 2008. The third loan is a simple revolving loan. The financing for Grupo OfficeMax is unsecured with no recourse against the Company.

Timber Notes

        In October 2004, the Company sold its timberlands as part of the Sale and received credit-enhanced timber installment notes receivable in the amount of $1,635 million. In December 2004, the Company completed a securitization transaction in which its interests in the timber installment notes receivable and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries that were designated to be qualifying special purpose entities (the "OMXQ's"). The OMXQ's pledged the timber installment notes receivable and related guarantees and issued securitization notes in the amount of $1,470 million. Recourse on the securitization notes is limited to the pledged timber installment notes receivable. The securitization notes are 15-year non-amortizing, and were issued in two equal $735 million tranches paying interest of 5.42% and 5.54%, respectively.

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

        The original entities issuing the credit enhanced timber installment notes are variable-interest entities (the "VIE's") under FASB Interpretation 46R, "Consolidation of Variable Interest Entities". The OMXQ's are considered to be the primary beneficiary, and therefore, the VIE's are required to be consolidated with the OMXQ's, which are also the issuers of the securitization notes. As a result, the accounts of the OMXQ's have been consolidated into those of their ultimate parent, OfficeMax. The effect of the Company's consolidation of the OMXQ's is that the securitization transaction is treated as a financing, and both the timber notes receivable and the securitization notes payable are reflected in the Consolidated Balance Sheets.

Note Agreements

        In October 2003, the Company issued 6.50% senior notes due in 2010 and 7.00% senior notes due in 2013. At the time of issuance, the senior note indentures contained a number of restrictive covenants, substantially all of which have since been eliminated through the execution of supplemental indentures as described below. On November 5, 2004, the Company repurchased substantially all of the outstanding 6.50% senior notes and received the requisite consents to adopt amendments to the indenture pursuant to a tender offer for these securities. As a result, the Company and the trustee executed a supplemental indenture that eliminated substantially all of the restrictive covenants, certain events of default and related provisions, and replaced them with the covenants contained in the Company's other public debt. Those covenants include a limitation on mergers and similar transactions, a restriction on secured transactions involving Principal Properties, as defined, and a restriction on sale and leaseback transactions involving Principal Properties.

        In December 2004, both Moody's Investors Service, Inc., and Standard & Poor's Rating Services upgraded the credit rating on the Company's 7.00% senior notes to investment grade as a result of actions the Company took to collateralize the notes by granting the note holders a security interest in certain investments maturing in 2008 (the "Pledged Instruments"). These Pledged Instruments are reflected as restricted investments in the Consolidated Balance Sheets. As a result of these ratings upgrades, the original 7.00% senior note covenants have been replaced with the covenants found in the Company's other public debt. The remaining Pledged Instruments continue to be subject to the security interest, and are reflected as restricted investments in the Consolidated Balance Sheets. Upon the maturity of the Pledged Instruments in 2008, the Company intends to reinvest the proceeds for a five year term.

Other

        The Company had leased certain equipment at its integrated wood-polymer building materials facility near Elma, Washington under a capital lease. The lease agreement had a base term of seven years and an interest rate of 4.67%. During the first quarter of 2006, the Company paid $29.1 million to terminate the lease agreement.

Cash Paid for Interest

        Cash payments for interest, net of interest capitalized and including interest payments related to the timber securitization notes, were $116.6 million in 2007, $124.1 million in 2006 and $122.6 million in 2005.

13.    Financial Instruments, Derivatives and Hedging Activities

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (nonderivatives), short-term borrowings, trade accounts payable, and due to related party, approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company's other financial instruments at December 29, 2007 and December 30, 2006. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2007		2006
	Carrying amount	Fair value	Carrying amount	Fair value
	(thousands)
Financial assets:
Timber notes receivable	$1,635.0	$1,763.5	$1,635.0	$1,669.3
Restricted investments	22.4	21.8	22.3	21.6
Financial liabilities:
Long-term debt	$384.2	$382.4	$409.9	$412.0
Securitization notes payable	1,470.0	1,581.7	1,470.0	1,440.7

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

  •
  Securitization notes payable: The fair value of the Company's securitization notes is estimated by discounting the future cash flows of each instrument at rates currently available to the Company for similar instruments of comparable maturities.

Derivatives and Hedging Activities

        Except as described under the sub-heading "Additional Consideration Agreement," the Company was not a party to any significant derivative instruments at December 29, 2007 or December 30, 2006.

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

        The Company uses a combination of fixed and variable rate debt to finance its operations. The debt obligations with fixed cash flows expose the Company to variability in the fair value of outstanding debt instruments due to changes in interest rates. The Company has from time to time entered into interest rate swap agreements that effectively convert the interest rate on certain fixed-rate debt to a variable rate. The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounted for them as fair value hedges. Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in operations. These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized currently in operations. The Company has also from time to time entered into interest rate swap agreements that effectively convert floating rate debt to a fixed rate obligation. These swaps have been designated as hedges of floating interest rate payments attributable to changes in interest rates and accounted for as cash flow hedges, with changes in the fair value of the swap recorded to accumulated other comprehensive income (loss) until the hedged transaction occurs, at which time it is reclassified to operations.

Additional Consideration Agreement

        Pursuant to an Additional Consideration Agreement between OfficeMax and Boise Cascade, L.L.C., the Company may have been required to make substantial cash payments to, or receive substantial cash payments from, Boise Cascade, L.L.C. As described below, the Additional Consideration Agreement terminated in the first quarter of 2008. Under the Additional Consideration Agreement, the Sale proceeds were adjusted upward or downward based on paper prices following the Sale, subject to annual and aggregate caps. Specifically, the Company agreed to pay Boise Cascade, L.L.C. $710,000 for each dollar by which the average market price per ton of a specified benchmark grade of cut-size office paper during any 12-month period ending on September 30 was less than $800. Boise Cascade, L.L.C. agreed to pay us $710,000 for each dollar by which the average market price per ton exceeded $920. Under the terms of the agreement, neither party was obligated to make a payment in excess of $45 million in any one year. Payments by either party were also subject to an aggregate cap of $125 million that declined to $115 million in the fifth year and $105 million in the sixth year.

        In connection with recording the Sale in 2004, the Company recognized a $42 million projected future obligation related to the Additional Consideration Agreement based on internal estimates and published industry paper price projections. The Company recognized accretion expense totaling approximately $6.0 million in the Consolidated Statements of Income (Loss) in 2006 and 2005.

        The Company recorded changes in the fair value of the Additional Consideration Agreement in net income (loss) in the period they occur; however, any potential payments from Boise Cascade, L.L.C. to us were not recorded in net income (loss) until all contingencies had been satisfied, which was generally at the end of a 12-month measurement period ending on September 30. Due to increases in actual and projected paper prices, the change in fair value of this obligation resulted in the recognition of non-operating income in our Consolidated Statement of Income (Loss) of $48.0 million in 2006 and $32.5 million in 2007. Based upon actual and projected paper prices at December 29, 2007 and December 30, 2006, we did not recognize an asset or liability in our Consolidated Balance Sheet related to the Additional Consideration Agreement.

        In February 2008, Boise Cascade, L.L.C. sold a majority interest in its paper and packaging and newsprint businesses to Aldabra 2 Acquisition Corp. As a result of this transaction, the Additional Consideration Agreement terminated and no further payments will be required of either party.

14.    Retirement and Benefit Plans

Pension and Other Postretirement Benefit Plans

        The Company sponsors noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax, Contract employees. The Company's salaried pension plan was closed to new entrants on November 1, 2003, and on December 31, 2003, the benefits of eligible OfficeMax, Contract participants were frozen.

        Under the terms of the Company's plans, the pension benefit for salaried employees was based primarily on the employees' years of service and highest five-year average compensation. The pension benefit for hourly employees was generally based on a fixed amount per year of service. The Company's general funding policy is to make contributions to the plans in amounts that are within the limits of deductibility under current tax regulations, and not less than the minimum contribution required by law. The Company uses a measurement date consistent with its year end for its pension plans.

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

        During the first quarter of 2007, the Company made changes to its Canadian retiree medical benefit plan that eliminated benefits for certain active employees. As a result of these plan changes, the accumulated post-retirement benefit obligation was reduced by approximately $6.2 million. The plan changes were considered to be curtailment, as defined in SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The reduction in the accumulated post-retirement benefit obligation did not exceed the transition obligation included in accumulated other comprehensive income (loss). Accordingly, there was no gain related to the plan changes recognized in the Consolidated Statement of Income (Loss) for 2007.

Obligations and Funded Status

        The changes in pension and other postretirement benefit obligations and plan assets during 2007 and 2006, as well as the funded status of the Company's plans at December 29, 2007 and December 30, 2006, were as follows:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,381,555	$1,382,760	$31,789	$31,523
Service cost	1,676	1,600	341	870
Interest cost	77,084	74,679	1,353	1,583
Amendments	—	—	(6,191)	—
Actuarial (gain) loss	(67,511)	20,007	(4,717)	(180)
Changes due to exchange rates	—	—	3,390	35
Transfers and immediate recognition	—	6,158	—	—
Benefits paid	(100,781)	(103,649)	(1,684)	(2,042)

Benefit obligation at end of year	$1,292,023	$1,381,555	$24,281	$31,789

Change in plan assets:
Fair value of plan assets at beginning of year	$1,183,275	$1,146,596	$—	$—
Actual return on plan assets	82,816	130,690	—	—
Employer contributions	19,137	9,638	1,684	2,042
Benefits paid	(100,781)	(103,649)	(1,684)	(2,042)

Fair value of plan assets at end of year	$1,184,447	$1,183,275	$—	$—

Funded status	$(107,576)	$(198,280)	$(24,281)	$(31,789)
Unrecognized actuarial loss	253,923	335,444	5,584	10,220
Unrecognized transition obligation	—	—	—	4,947
Unrecognized prior service cost (benefit)	—	—	(38,176)	(41,845)

Net amount recognized	$146,347	$137,164	$(56,873)	$(58,467)

        The following table shows the amounts recognized in the Consolidated Balance Sheets related to the Company's defined benefit pension and other postretirement benefit plans at year end:

	Pension Benefits		Other Benefits
	2007	2006	2007	2006
	(thousands)
Prepaid benefit cost	$10,069	$—	$—	$—
Deferred income tax assets	98,777	130,488	(12,658)	(10,690)
Accrued benefit liability—current	(5,628)	(11,100)	(2,039)	(2,100)
Accrued benefit liability—non-current	(112,017)	(187,180)	(22,242)	(29,689)
Accumulated other comprehensive income (loss)	155,146	204,956	(19,934)	(15,988)

Net amount recognized	$146,347	$137,164	$(56,873)	$(58,467)

        The Company adopted the recognition provisions of SFAS No. 158, "Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)," as of December 30, 2006, which requires the recognition of the funded status of all defined benefit plans in the statement of financial position, and that changes in the funded status be recognized through other comprehensive income, net of tax, in the year in which the changes occur. The initial recognition of the funded status of the Company's pension and other postretirement plans resulted in an increase in shareholders' equity of $11.9 million, which was net of income taxes of $7.6 million.

Components of Net Periodic Benefit Cost (Income)

        The components of net periodic benefit cost (income) are as follows:

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
	(thousands)
Service cost	$1,676	$1,600	$959	$341	$870	$643
Interest cost	77,084	74,679	75,266	1,353	1,583	3,668
Expected return on plan assets	(89,018)	(87,353)	(84,135)	—	—	—
Recognized actuarial loss	20,220	23,159	29,628	512	692	675
Plan settlement/curtailment/closures expense	—	1,580	—		—	—
Amortization of prior service costs and other	—	—	—	(4,009)	(3,571)	(826)

Company-sponsored plans	9,962	13,665	21,718	(1,803)	(426)	4,160
Multiemployer pension plans	—	—	—	—	—	—

Net periodic benefit cost (income)	$9,962	$13,665	$21,718	$(1,803)	$(426)	$4,160

        The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $11.8 million. The estimated net actuarial loss and prior service benefit for the retiree medical plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost (income) over the next fiscal year are $0.3 million and ($4.0) million, respectively.

Assumptions

        The assumptions used in accounting for the Company's plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key assumptions used in the measurement of the Company's benefit obligations:

	Pension Benefits			Other Benefits
				United States			Canada
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Weighted average assumptions as of year end:
Discount rate	6.30%	5.80%	5.60%	5.90%	5.60%	5.20%	5.50%	5.00%	5.10%
Rate of compensation increase	—	—	—	—	—	—	—	—	—

        The following table presents the assumptions used in the measurement of net periodic benefit cost:

	Pension Benefits			Other Benefits
				United States			Canada
	2007	2006	2005	2007	2006	2005	2007	2006	2005
Weighted average assumptions:
Discount rate	5.80%	5.60%	5.60%	5.60%	5.20%	5.48%	5.00%	5.10%	6.00%
Expected return on plan assets	8.00%	8.00%	8.00%	—	—	—	—	—	—
Rate of compensation increase	—	—	—	—	—	—	—	—	—

        The Company bases its discount rate assumption on the rates of return available on high-quality bonds with maturities approximating the expected period over which the pension benefits will be paid.

        The expected long-term rate of return on plan assets assumption is based on the weighted average of expected returns for the major asset classes in which the plans' assets are held. Asset-class expected returns are based on long-term historical returns, inflation expectations, forecasted gross domestic product and earnings growth, as well as other economic factors. The weights assigned to each asset class are based on the Company's investment strategy. The weighted-average expected return on plan assets used in the calculation of net periodic pension benefit cost for 2007 is 8.00%.

        The following table presents the assumed healthcare cost trend rates used in measuring the Company's postretirement benefit obligations at December 29, 2007 and December 30, 2006:

	United States		Canada
	2007	2006	2007	2006
Weighted average assumptions as of year-end:
Healthcare cost trend rate assumed for next year	—	—	9.00%	9.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	—	—	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	—	—	2015	2015

        The assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
	(thousands)
Effect on total of service and interest cost	$209	$(166)
Effect on postretirement benefit obligation	$2,360	$(1,922)

        Effective October 1, 2005, the healthcare cost trend rate assumptions for the U.S. plan were reduced to zero following the adoption of plan changes that reduced the medical insurance subsidy to retirees as discussed previously. As a result, the above amounts reflect the impact of changes in trend rates for the Canadian plan only.

Plan Assets

        The allocation of pension plan assets by category at December 29, 2007 and December 30, 2006 is as follows:

Asset Category	2007	2006
U.S. equity securities	44.5%	45.1%
International equity securities	23.0%	23.4%
Fixed-income securities	32.5%	31.5%

	100%	100%

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

        The current asset allocation guidelines set forth a U.S. equity range of 40% to 50%, an international equity range of 20% to 26% and a fixed-income range of 27% to 37%. Asset-class positions within the ranges are continually evaluated and adjusted based on expectations for future returns, the funded position of the plans and market risks. Occasionally, the Company may utilize futures or other financial instruments to alter the pension trust's exposure to various asset classes in a lower-cost manner than trading securities in the underlying portfolios. At December 29, 2007 and December 30, 2006, the pension trust did not have any equity investments in the Company's common stock.

Cash Flows

        Pension plan contributions include required statutory minimums and, in some years, additional discretionary amounts. During 2007, 2006 and 2005, the Company made cash contributions to its pension plans totaling $19.1 million, $9.6 million and $2.8 million, respectively. Minimum contribution requirements for 2008 are approximately $9.4 million. However, the Company may elect to make additional voluntary contributions.

        Qualified pension benefit payments are paid from the assets held in the plan trust, while nonqualified pension and other benefit payments are paid by the Company. Future benefit payments by year are estimated to be as follows:

	Pension Benefits	Other Benefits
	(thousands)
2008	$104,020	$2,039
2009	102,756	1,893
2010	101,587	1,790
2011	100,467	1,707
2012	99,657	1,626
Years 2013-2017	480,609	7,584

Defined Contribution Plans

        The Company also sponsors defined contribution plans for most of its employees. Through 2004, the Company sponsored four contributory defined contribution savings plans for most of its salaried and hourly employees: a plan for OfficeMax, Retail employees, a plan for non-Retail salaried employees, a plan for union hourly employees, and a plan for non-Retail, nonunion hourly employees. Effective October 29, 2004, the defined contribution plan account balances for active paper and forest products employees were transferred to plans established by Boise Cascade, L.L.C. The plan for non-Retail salaried employees includes an employee stock ownership plan ("ESOP") component through which the Company matches contributions of eligible employees. Under that plan, the Company's Series D ESOP convertible preferred stock is allocated to eligible participants, as principal and interest payments are made on the ESOP debt by the plan. The ESOP debt was guaranteed by the Company. (See Note 15, Shareholders' Equity for additional information related to the ESOP.) The final principal and interest payments on the ESOP debt were made on June 30, 2004. All remaining shares were allocated to the ESOP participants as matching contributions in 2005. As a result, Company matching contributions for ESOP participants are now made in cash. In January 2005, all of the remaining savings plans were merged into a single plan. Total Company contributions to the defined contribution savings plans were $8.1 million in 2007, $7.8 million in 2006 and $9.9 million in 2005.

15.    Shareholders' Equity

Preferred Stock

        At December 29, 2007, 1,110,867 shares of 7.375% Series D ESOP convertible preferred stock were outstanding, compared with 1,216,335 shares outstanding at December 30, 2006 and December 31, 2005. The Series D ESOP convertible preferred stock is shown in the Consolidated Balance Sheets at its liquidation preference of $45 per share. This preferred stock was originally issued to the trustee of the Company's ESOP for salaried employees in 1989, and was allocated to eligible participants through 2005. All shares outstanding have been allocated to participants in the plan. Each ESOP preferred share is entitled to one vote, bears an annual cumulative dividend of $3.31875 and is convertible at any time by the trustee to 0.80357 share of common stock. The ESOP preferred shares may not be redeemed for less than the liquidation preference.

Common Stock

        The Company is authorized to issue 200,000,000 shares of common stock, of which 75,397,094 shares were issued and outstanding at December 29, 2007. Of the unissued shares, 7,393,647 shares were reserved for the following purposes:

Conversion or redemption of Series D ESOP preferred stock	892,659
Issuance under OfficeMax Incentive and Performance Plan	5,193,025
Issuance under Key Executive Stock Option Plan	1,214,924
Issuance under Director Stock Compensation Plan	7,475
Issuance under Director Stock Option Plan	19,000
Issuance under Key Executive Deferred Compensation Plan	9,377
Issuance under 2003 Director Stock Compensation Plan	57,187

        The Company has a shareholder rights plan that was adopted in December 1988. The current rights plan, as amended and restated, took effect in December 1998 and expires in December 2008. On January 18, 2006, the Company announced that the Company's Board of Directors voted not to seek an extension of the shareholder rights plan when it expires in 2008.

Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) includes the following:

	Minimum Pension Liability Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 31, 2005, net of taxes	$(227,508)	$85,387	$(142,121)
Current-period changes, before taxes	29,999	11,581	41,580
Income taxes	(3,365)	—	(3,365)
Adjustment from initial adoption of SFAS No. 158, net of tax	11,911	—	11,911

Balance at December 30, 2006, net of taxes	(188,963)	96,968	(91,995)
Current-period changes, before taxes	87,435	59,977	147,412
Income taxes	(33,679)	—	(33,679)

Balance at December 29, 2007, net of taxes	$(135,207)	$156,945	$21,738

Share-Based Payments

        In December 2004, the FASB issued SFAS No. 123R, "Share Based Payment." SFAS 123R is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in exchange for share-based payments. SFAS 123R requires entities to recognize compensation expense from all share-based payment transactions in the financial statements. SFAS 123R establishes fair value as the measurement objective in accounting for share-based payment transactions and requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.

        Effective January 1, 2006, the Company adopted SFAS 123R using the modified prospective transition method. Accordingly, the financial statements for periods prior to January 1, 2006 have not been restated to reflect the adoption of SFAS 123R. Under the modified prospective transition method, the Company must record compensation expense for all awards granted after the adoption date and for the unvested portion of previously granted awards that remain outstanding at the adoption date, under the fair value method. Previously, the Company recognized compensation expense for share-based awards to employees using the fair-value-based guidance in SFAS 123. Due to the fact that the Company had previously accounted for share-based awards using SFAS 123, the adoption of SFAS 123R did not have a material impact on the Company's financial position, results of operations or cash flows.

        The Company sponsors several share-based compensation plans, which are described below. Compensation costs related to the Company's share-based plans were $26.9 million, $24.7 million and $10.0 million for 2007, 2006 and 2005, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $10.5 million, $9.6 million and $3.9 million for 2007, 2006 and 2005, respectively.

2003 Director Stock Compensation Plan and OfficeMax Incentive and Performance Plan

        In February 2003, the Company's Board of Directors adopted the 2003 Director Stock Compensation Plan (the "2003 DSCP") and the 2003 OfficeMax Incentive and Performance Plan (the "2003 Plan"), formerly named the 2003 Boise Incentive and Performance Plan, which were approved by shareholders in April 2003.

        A total of 57,187 shares of common stock are reserved for issuance under the 2003 DSCP. Prior to December 8, 2005, the 2003 DSCP permitted non-employee directors to elect to receive some or all of their annual retainer and meeting fees in the form of options to purchase shares of the Company's common stock. Non-employee directors who elected to receive a portion of their compensation in the form of stock options did not receive cash for that portion of their compensation. The difference between the $2.50-per-share exercise price of the options and the market value of the common stock on the date of grant was equal to the cash compensation that participating directors elected to forego and was recognized as compensation expense in the Consolidated Statements of Income (Loss). On December 8, 2005, the Board of Directors amended the 2003 DSCP to eliminate the choice to receive discounted stock options. All options granted under the 2003 DSCP expire three years after the holder ceases to be a director.

        The 2003 Plan was effective January 1, 2003, and replaced the Key Executive Performance Plan for Executive Officers, Key Executive Performance Plan for Key Executives/Key Managers, 1984 Key Executive Stock Option Plan ("KESOP"), Key Executive Performance Unit Plan ("KEPUP") and Director Stock Option Plan ("DSOP"). No further grants or awards have been made under the Key Executive Performance Plans, KESOP, KEPUP, or DSOP since 2003. A total of 5,193,025 shares of common stock is reserved for issuance under the 2003 Plan. The Company's executive officers, key employees and nonemployee directors are eligible to receive awards under the 2003 Plan at the discretion of the Executive Compensation Committee of the Board of Directors. Eight types of awards may be granted under the 2003 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, annual incentive awards and stock bonus awards.

Restricted Stock and Restricted Stock Units

        In 2007, the Company granted to employees and nonemployee directors 767,626 restricted stock units ("RSUs"). The weighted-average grant-date fair value of the RSUs was $50.81. As of December 29, 2007, 676,038 of these RSUs were unvested, and vest after defined service periods as follows: 23,778 units in 2008, 326,130 in 2009 and 326,130 in 2010. The remaining compensation expense to be recognized related to this grant, net of estimated forfeitures, is approximately $14 million.

        In 2006, the Company granted to employees and nonemployee directors 1,157,479 restricted stock units ("RSUs"). The weighted-average grant-date fair value of the RSUs was $28.79. As of December 29, 2007, 927,474 of these RSUs were unvested, and vest after defined service periods as follows: 463,737 in 2008 and 463,737 in 2009. The remaining compensation expense to be recognized related to this grant, net of estimated forfeitures, is approximately $7 million.

        In 2005, the Company granted to employees and nonemployee directors 728,123 RSUs. The weighted-average grant-date fair value of the RSUs was $33.15. As of December 29, 2007, 51,900 of these RSUs were unvested, and vest after defined service periods as follows: 45,900 units in 2008 and 3,000 units in both 2009 and 2010. The remaining compensation expense to be recognized related to this grant, net of estimated forfeitures, is approximately $0.2 million.

        Restricted stock shares are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed. RSUs are restricted until they vest and are convertible into one common share after the restriction has lapsed. No entries are made in the financial statements on the grant date of restricted stock and RSU awards. The Company recognizes compensation expense related to these awards over the vesting periods based on the closing prices of the Company's common stock on the grant dates. If these awards contain performance criteria, management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. In 2007, 2006 and 2005, the Company recognized $26.4 million, $24.1 million and $9.2 million, respectively, of pre-tax compensation expense and additional paid-in capital related to restricted stock and RSU awards.

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

Stock Units

        The Company has a shareholder approved deferred compensation program for certain of its executive officers that allows them to defer a portion of their cash compensation. Previously, these officers could allocate their deferrals to a stock unit account. Each stock unit is equal in value to one share of the Company's common stock. The Company matched deferrals used to purchase stock units with a 25% Company allocation of stock units. The value of deferred stock unit accounts is paid in shares of the Company's common stock when an officer retires or terminates employment. There were 9,377 and 13,464 stock units allocated to the accounts of these executive officers at December 29, 2007 and December 30, 2006, respectively. As a result of an amendment to the plan, no additional deferrals can be allocated to the stock unit accounts.

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

        A summary of stock option activity for the years ended December 29, 2007, December 30, 2006 and December 31, 2005 is presented in the table below:

	2007		2006		2005
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Balance at beginning of year	1,753,188	$31.81	5,759,545	$32.39	6,963,462	$32.62
Options granted	35,000	31.39	—	—	310,200	32.38
Options exercised	(187,843)	31.49	(3,993,857)	32.62	(883,817)	28.00
Options forfeited and expired	(4,050)	32.88	(12,500)	37.57	(630,300)	41.20

Balance at end of year	1,596,295	$31.84	1,753,188	$31.81	5,759,545	$32.39

Exercisable at end of year	1,409,896		1,522,390		5,449,345
Weighted average fair value of options granted (Black-Scholes)	$7.95		—		$7.21

        The following table provides summarized information about stock options outstanding at December 29, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	11,171	—	$2.50	11,171	$2.50
$18.00 – $28.00	569,664	2.6	27.65	569,664	27.65
$28.01 – $39.00	1,015,460	4.1	34.50	829,061	35.01

        The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is approximately $0.6 million. At December 29, 2007, the aggregate intrinsic value was $0.2 million for outstanding stock options and exercisable stock options. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company's closing stock price on the last trading day of the fourth quarter of 2007 and the exercise price, multiplied by the number of in-the-money options at the end of the quarter).

        The Company did not grant any stock options during 2006. To calculate stock-based employee compensation expense under the fair value method as outlined in SFAS 123(R) for 2007 grants and SFAS 123 for 2005 grants, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rates of 4.5% in 2007 and 4.3% in 2005 (based on the applicable Treasury bill rate); expected dividends of 60 cents per share in both years (based on actual cash dividends expected to be paid); expected life of 3.0 years in 2007 and 3.4 years in 2005 (based on the time period options are expected to be outstanding based on historical experience); and expected stock price volatility of 35.5% in 2007 and 28% in 2005 (based on the historical volatility of the Company's common stock).

Other

        In May 2005, the Company repurchased 23.5 million shares of its common stock and the associated common stock purchase rights through a modified Dutch auction tender offer at a purchase price of $775.5 million, or $33.00 per share, plus transaction costs.

        In September 1995, the Company's Board of Directors authorized the purchase of up to 4.3 million shares of the Company's common stock. As part of this authorization, the Company repurchased odd-lot shares (fewer than 100 shares) from shareholders wishing to exit their holdings in the Company's common stock. Shares repurchased under this program are retired. Since 1995, the Company has repurchased 50,577 shares of common stock under this authorization, including 907 shares in 2006 and 2,190 shares in 2005. The Company's Board of Directors terminated the share repurchase authorization in December 2006.

16.    Segment Information

        The Company manages its business using three reportable segments: OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other. Management reviews the performance of the Company based on these segments.

        OfficeMax, Contract distributes a broad line of items for the office, including office supplies and paper, technology products and solutions and office furniture. OfficeMax, Contract sells directly to large corporate and government offices, as well as small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Hawaii, Australia and New Zealand, through office products stores. Substantially all products sold by OfficeMax, Contract are purchased from third-party manufacturers or industry wholesalers, except office papers. OfficeMax, Contract purchases office papers primarily from the paper operations of Boise Cascade, L.L.C., under a 12-year paper supply contract. (See Note 17, Commitments and Guarantees, for additional information related to the paper supply contract.)

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

Substantially all products sold by OfficeMax, Retail are purchased from third-party manufacturers or industry wholesalers, except office papers. OfficeMax, Retail purchases office papers primarily from the paper operations of Boise Cascade, L.L.C., under the paper supply contract described above. (See Note 17, Commitments and Guarantees, for additional information related to the paper supply contract.)

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

        The segments follow the accounting principles described in Note 1, Summary of Significant Accounting Policies. Prior periods have been revised to adjust the geographic classification and allocation of segment assets. The effect of these changes was not material to the financial statements.

        No single customer accounts for 10% or more of consolidated trade sales.

        OfficeMax, Contract has foreign operations in Canada, Australia and New Zealand. OfficeMax, Retail has foreign operations in Mexico through a 51%-owned joint venture.

        The following table summarizes by geography, net sales for fiscal years 2007, 2006 and 2005, and long-lived assets at each year end:

	2007	2006	2005
	(millions)
Net sales
United States	$7,548.9	$7,617.2	$7,878.6
Foreign	1,533.1	1,348.5	1,279.1

	$9,082.0	$8,965.7	$9,157.7

Long-lived assets
United States	$3,662.8	$3,755.9	$3,976.8
Foreign	416.3	363.3	353.3

	$4,079.1	$4,119.2	$4,330.1

        Segment sales to external customers by product line are as follows:

	2007	2006	2005
	(millions)
OfficeMax, Contract
Office supplies and paper	$2,696.3	$2,568.9	$2,598.1
Technology products	1,535.1	1,551.9	1,469.2
Office furniture	584.7	593.7	561.3

	4,816.1	4,714.5	4,628.6

OfficeMax, Retail
Office supplies and paper	1,640.4	1,627.5	1,639.6
Technology products	2,241.8	2,212.5	2,363.5
Office furniture	383.7	411.2	526.0

	4,265.9	4,251.2	4,529.1

Total OfficeMax
Office supplies and paper	4,336.7	4,196.4	4,237.7
Technology products	3,776.9	3,764.4	3,832.7
Office furniture	968.4	1,004.9	1,087.3

	$9,082.0	$8,965.7	$9,157.7

        An analysis of the Company's operations by segment is as follows:

				Selected Components of Income (Loss)
	Sales
			Income (Loss) Before Taxes and Minority Interest	Earnings from Affiliates	Depreciation and Amortization	Capital Expendi- tures		Invest- ments In Affiliates
	Trade	Total					Assets
	(millions)
Year Ended December 29, 2007
OfficeMax, Contract	$4,816.1	$4,816.1	$207.9	$—	$66.6	$43.8	$1,778.2	—
OfficeMax, Retail	4,265.9	4,265.9	173.7	—	64.9	98.3	2,238.5	—

	9,082.0	9,082.0	381.6	—	131.5	142.1	4,016.7
Corporate and Other	—	—	(37.4)	6.1	0.1	—	2,267.1	175.0

	$9,082.0	$9,082.0	$344.2	6.1	131.6	142.1	6,283.8	175.0
Interest expense	—	—	(121.3)	—	—	—	—	—
Interest Income and other	—	—	114.6	—	—	—	—	—

	$9,082.0	$9,082.0	$337.5	$6.1	$131.6	$142.1	$6,283.8	$175.0

Year Ended December 30, 2006
OfficeMax, Contract	$4,714.5	$4,714.5	$197.7	$—	$60.6	$82.7	$1,649.8	$—
OfficeMax, Retail	4,251.2	4,251.2	86.3	—	67.1	93.6	2,406.6	—

	8,965.7	8,965.7	284.0	—	127.7	176.3	4,056.4	—
Corporate and Other	—	—	(118.0)	5.9	0.1	—	2,159.6	175.0

	$8,965.7	$8,965.7	$166.0	5.9	127.8	176.3	6,216.0	175.0
Interest expense	—	—	(123.1)	—	—	—	—	—
Interest income and other	—	—	129.1	—	—	—	—	—

	$8,965.7	$8,965.7	$172.0	$5.9	$127.8	$176.3	$6,216.0	$175.0

Year Ended December 31, 2005
OfficeMax, Contract	$4,628.6	$4,628.6	$100.3	$—	$66.3	$121.0	$1,588.4	$—
OfficeMax, Retail	4,529.1	4,529.1	27.9	—	84.7	65.9	2,484.9	—

	9,157.7	9,157.7	128.2	—	151.0	186.9	4,073.3	—
Corporate and Other	—	—	(118.5)	5.5	0.2	0.4	2,198.5	175.0

	$9,157.7	$9,157.7	$9.7	5.5	151.2	187.3	6,271.8	175.0
Assets held for sale	—	—	—	—	—	—	0.3
Interest expense	—	—	(128.5)	—	—	—	—	—
Interest income and other	—	—	95.6	—	—	—	—	—
Debt retirement expense	—	—	(14.4)	—	—	—	—	—

	$9,157.7	$9,157.7	$(37.6)	$5.5	$151.2	$187.3	$6,272.1	$175.0

17.    Commitments and Guarantees

Commitments

        The Company has commitments for minimum lease payments due under noncancelable leases and for the repayment of outstanding long-term debt. In addition, the Company has purchase obligations for goods and services and capital expenditures that were entered into in the normal course of business.

        Pursuant to an Additional Consideration Agreement between OfficeMax and Boise Cascade, L.L.C. related to the Sale, the Company may have been required to make substantial cash payments to, or receive substantial cash payments from, Boise Cascade, L.L.C. The Additional Consideration Agreement terminated in the first quarter of 2008. Under the Additional Consideration Agreement, the Sale proceeds were adjusted upward or downward based on paper prices following the Sale, subject to annual and aggregate caps. Specifically, we agreed to pay Boise Cascade, L.L.C. $710,000 for each dollar by which the average market price per ton of a specified grade of cut-size office paper during any 12-month period ending on September 30 was less than

$800. Boise Cascade, L.L.C. agreed to pay us $710,000 for each dollar by which the average market price per ton exceeded $920. Under the terms of the agreement, neither party was obligated to make a payment in excess of $45 million in any one year. Payments by either party were also subject to an aggregate cap of $125 million that declined to $115 million in the fifth year and $105 million in the sixth year. (See Note 13, Financial Instruments, Derivatives and Hedging Activities, for more information related to the Additional Consideration Agreement).

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

        In accordance with the terms of a joint-venture agreement between the Company and the minority owner of the Company's subsidiary in Mexico (Grupo OfficeMax), the Company can be required to purchase the minority owner's 49% interest in the subsidiary if certain earnings targets are achieved. At December 29, 2007 and throughout 2007, Grupo OfficeMax had met these earnings targets. The earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to put its ownership interest to the Company, the purchase price would be equal to fair value, calculated based on the subsidiary's earnings before interest, taxes and depreciation and amortization for the last four quarters, and the current market multiples for similar companies. The fair value purchase price at December 29, 2007 is estimated to be $65 million to $70 million.

Guarantees

        The Company provides guarantees, indemnifications and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

        Indemnification obligations may arise from the Asset Purchase Agreement between OfficeMax Incorporated, OfficeMax Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C. and Boise Land & Timber Corp. The terms of this agreement include purchase price adjustments, which could require the Company to make additional payments in the future. Additionally, the Company has agreed to provide indemnification with respect to a variety of obligations. These indemnification obligations are subject, in some cases, to survival periods, deductibles and caps. At December 29, 2007, the Company is not aware of any material liabilities arising from these indemnifications.

        There are eleven operating leases that have been assigned to other parties but for which the Company remains contingently liable in the event of nonpayment by the other parties. The lease terms vary and, assuming exercise of renewal options, extend through 2019. Annual rental payments under these leases are approximately $4.8 million.

        The Company and its affiliates enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, officer and director indemnifications against third-party claims arising out of arrangements to provide services to the Company and indemnifications in merger and acquisition agreements. It is impossible to quantify the maximum potential liability under these indemnifications. At December 29, 2007, the Company is not aware of any material liabilities arising from these indemnifications.

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

        We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") or similar federal and state laws, or have received a claim from a private party, with respect to certain sites where hazardous substances or other contaminants are or may be located. All of these sites relate to operations either no longer owned by the Company or unrelated to its ongoing operations. In most cases, we are one of many potentially responsible parties, and our alleged contribution to these sites is relatively minor. For sites where a range of potential liability can be determined, we have established appropriate reserves. We believe we have minimal or no responsibility with regard to several other sites. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position, results of operations or cash flows.

        Over the past several years and continuing in 2008, we have been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at job sites. The claims vary widely and often are not specific about the plaintiffs' contacts with the Company. None of the claimants seeks damages from us individually, and we are generally one of numerous defendants. Many of the cases filed against us have been voluntarily dismissed, although we have settled some cases. The settlements we have paid have been covered mostly by insurance, and we believe any future settlements or judgments in these cases would be similarly covered. To date, no asbestos case against us has gone to trial, and the nature of these cases makes any prediction as to the outcome of pending litigation inherently subjective. At this time, however, we believe our involvement in asbestos litigation is not material to either our financial position or our results of operations.

        In June 2005, the Company announced that the SEC issued a formal order of investigation arising from the Company's previously announced internal investigation into its accounting for vendor income. The Company launched its internal investigation in December 2004 when the Company received claims by a vendor to its retail business that certain employees acted inappropriately in requesting promotional payments and in falsifying supporting documentation. The internal investigation was conducted under the direction of the Company's audit committee and was completed in March 2005. The Company cooperated fully with the SEC. In a letter dated October 23, 2007, the Company received notification from the SEC that it had completed its investigation against the Company and was not recommending any enforcement action.

        On April 25, 2005, a putative derivative action, Homstrom v. Harad, et al., was filed in the Circuit Court of Cook County, Illinois. The Homstrom complaint names as defendants the following current and former officers and directors of OfficeMax Incorporated: George J. Harad, Christopher C. Milliken, Theodore Crumley, Gary J. Peterson, Brian P. Anderson, Warren F. Bryant, Claire S. Farley, Rakesh Gangwal, Edward E. Hagenlocker, Gary G. Michael, A. William Reynolds, Francesca

Ruiz De Luzuriaga, Jane E. Shaw, Carolyn M. Ticknor, Ward W. Woods, Brian C. Cornell, David M. Szymanski, Richard R. Goodmanson, Donald N. MacDonald, and Frank A. Schrontz. The complaint also names the following former directors of OfficeMax, Inc. as defendants: Michael Feuer, Lee Fisher, Edwin J. Holman, Jerry Sue Thornton, Burnett W. Donoho, Michael F. Killeen, Ivan J. Winfield, and Jacqueline Woods. OfficeMax Incorporated is named as a nominal defendant. The complaint purports to assert, among other things, various common law derivative claims against the individual defendants including breach of fiduciary duty and unjust enrichment. The complaint seeks an award in favor of OfficeMax and against the individual defendants of an unspecified amount of damages, disgorgement of benefits and compensation, equitable or injunctive relief, costs, including attorneys' fees, and such other relief as the court deems just and proper. Pursuant to provisions of company's bylaws, fees and other expenses incurred in connection with the foregoing derivative action are being advanced on behalf of those present and former officers and directors by the company.

        The Company is also involved in other litigation and administrative proceedings arising in the normal course of business. In the opinion of management, the Company's recovery, if any, or liability, if any, under such pending litigation or administrative proceedings would not materially affect the Company's financial position, results of operations or cash flows.

19.    Quarterly Results of Operations (unaudited)

        Summarized quarterly financial data is as follows:

	2007				2006
	First(a)	Second	Third	Fourth(b)	First(c)	Second(d)	Third(e)	Fourth(f)
	(millions, except per-share and stock price information)
Sales	$2,436	$2,132	$2,315	$2,199	$2,424	$2,041	$2,244	$2,257
Income (loss) from continuing operations	59	27	50	71	(14)	27	31	55
Income (loss) from discontinued operations	—	—	—	—	(11)	—	—	4
Net income (loss)	59	27	50	71	(25)	27	31	59
Net income (loss) per common share from continuing operations(g)
Basic	.77	.35	.65	.93	(.21)	.36	.41	.72
Diluted	.76	.35	.64	.92	(.21)	.35	.41	.71
Net income (loss) per common share(g)
Basic	.77	.35	.65	.93	(.37)	.36	.41	.76
Diluted	.76	.35	.64	.92	(.37)	.35	.41	.76
Common stock dividends paid per share	.15	.15	.15	.15	.15	.15	.15	.15
Common stock prices(h)
High	55.40	54.38	40.16	34.89	31.73	44.73	45.38	51.80
Low	47.87	38.64	30.96	20.38	24.72	30.42	38.78	40.26
(a)
Includes $1.1 million of charges from the sale of OfficeMax Contract's operations in Mexico to Grupo OfficeMax, our 51% owned joint venture. This was recorded as an increase in minority interest, net of income tax.

(b)
Includes $32.5 million of income from adjustments to the estimated fair value of the Additional Consideration Agreement we entered into in connection with the sale of our paper, forest products and timberland assets in 2004.

(c)
Includes $98.5 million of store closing and impairment charges, $15.7 million of charges related to headquarters consolidation and $11.0 million of charges for the write-down of impaired assets at the Company's Elma, Washington manufacturing facility that is accounted for as a discontinued operation.

(d)
Includes $10.9 million of charges related to headquarters consolidation, $9.0 million of income related to favorable adjustments to facility closure reserves and $9.2 million of income from adjustments to the estimated fair value of the Additional Consideration Agreement we entered into in connection with the sale of our paper, forest products and timberland assets in 2004.

(e)
Includes $11.4 million of charges related to headquarters consolidation, and $7.9 million of charges related to the reorganization in our Contract segment.

(f)
Includes $7.9 million of charges related to headquarters consolidation, $2.4 million of charges related to the reorganization in our Contract segment, including international restructuring and asset write-offs, $38.8 million of income from adjustments to the estimated fair value of the Additional Consideration Agreement we entered into in connection with the sale of our paper, forest products and timberland assets in 2004, and $3.7 million of income tax benefits related to the Company's Elma, Washington manufacturing facility that is accounted for as a discontinued operation.

(g)
Quarters added together may not equal full year amount because each quarter is calculated on a stand-alone basis.

(h)
The Company's common stock (symbol OMX) is traded on the New York Stock Exchange.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
OfficeMax Incorporated:

        We have audited the accompanying consolidated balance sheets of OfficeMax Incorporated and subsidiaries as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 29, 2007. We also have audited OfficeMax Incorporated's internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). OfficeMax Incorporated's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OfficeMax Incorporated and subsidiaries as of December 29, 2007 and December 30, 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2007, in conformity with accounting principles generally accepted in the United States of America. It is also our opinion, OfficeMax Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 29, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 1 to the consolidated financial statements, OfficeMax Incorporated adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109," in 2007, and Statements of Financial Accounting Standards No. 123R, "Share-based Payment", and No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)", in 2006.

KPMG LLP

Chicago, Illinois
February 27, 2008

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

(b)
Management's Report on Internal Control over Financial Reporting

  OfficeMax's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended). Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.

  Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 29, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

  Based on this assessment, management concluded that as of December 29, 2007, OfficeMax's internal control over financial reporting was effective.

  KPMG LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting. That report appears on page 93.

(c)
Changes in Internal Control Over Financial Reporting

  There was no change in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

(a)
None.

 PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding directors and nominees for director is presented under the caption "Board of Directors" in our proxy statement. This information is incorporated by reference.

        Our officers are elected by the Board of Directors and hold office until a successor is chosen or qualified or until their earlier resignation or removal. Certain of our officers have employment agreements, which are described under the caption "Compensation Disclosure and Analysis" and under the caption "Estimated Termination Benefits—Mr. Duncan" in our proxy statement. This information is incorporated by reference. The following lists our executive officers covered by Section 16 of the Securities and Exchange Act of 1934 and gives a brief description of their business experience as of February 27, 2008:

        Don Civgin, 46, was first elected an officer of the Company on October 3, 2005. Mr. Civgin became executive vice president, finance of the Company on October 3, 2005, and assumed the title of chief financial officer of the Company in November 2005. Prior to his election as executive vice president, finance of the Company, Mr. Civgin served as senior vice president and chief financial officer of General Binding Corporation, a designer, manufacturer and distributor of branded office equipment, related supplies and laminating equipment and films, from January 2002 to August 2005. From early 1997 to May 2001, Mr. Civgin was senior vice president—finance and senior vice president—merchandising operations of Montgomery Ward.

        Phillip P. DePaul, 37, was first elected an officer of the Company on November 1, 2004. Mr. DePaul became the senior vice president and controller of the Company in 2004, and assumed the title of chief accounting officer of the Company in April 2006. Mr. DePaul previously served as senior vice president and controller of OfficeMax, Inc. beginning in 2000, and as director of financial planning of OfficeMax, Inc. beginning in 1998.

        Sam Duncan, 56, was first elected president and chief executive officer of the Company on April 18, 2005 and became chairman of the board of directors on June 30, 2005. Prior to his election as chief executive officer and president of the Company, Mr. Duncan was president and chief executive officer of ShopKo Stores, Inc., a multi-department retailer, from October 2002 to April 2005. From 1992 to 2002, Mr. Duncan held various merchandising and executive positions with Fred Meyer, Inc. (a division of The Kroger Co., a grocery retailer) including: president of Fred Meyer from 2001 to October 2002 and president of Ralph's Supermarkets from 1998 to 2001. Mr. Duncan began his retail career in the supermarket industry in 1969 with Albertson's, Inc., where he held various merchandising positions until 1992.

        Sam Martin, 51, was first elected officer of the Company on September 17, 2007. At that time, Mr. Martin became executive vice president and chief operating officer of the Company. Mr. Martin has responsibility for all areas of Retail, Contract and Supply Chain. Prior to joining the Company, he served most recently as senior vice president of operations of Wild Oats Markets, Inc. from January 2006 through September 2007. Prior to joining Wild Oats, Mr. Martin served as senior vice president of supply chain for ShopKo Stores Inc. from April 2005 through December 2005 and vice president of distribution and transportation from April 2003 to April 2005. From 1998 until 2003, he was regional vice president, western region, and general manager for Toys R Us.

        Ryan T. Vero, 38, was first elected an officer of the Company on November 1, 2004. Mr. Vero has served as executive vice president and chief merchandising officer of the Company since June, 2005. He served as executive vice president, merchandising of the Company from 2004 until June 27, 2005 when he was promoted to executive vice president and chief merchandising officer.

Mr. Vero previously served as executive vice president, merchandising and marketing of OfficeMax, Inc., beginning in 2001 and executive vice president, e-commerce/direct of OfficeMax, Inc.

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

        We have adopted a Code of Ethics that applies to all OfficeMax employees and directors, including our senior financial officers. Copies of the Code are available, free of charge, on our website at www.officemax.com, by clicking on "About us," "Investors" and then "Code of Ethics." You also may obtain copies of this Code by contacting our Investor Relations Department, 263 Shuman Boulevard, Naperville, Illinois 60563, or by calling 630/864-6800. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to disclose such amendments or waivers by posting the required information on our website at the address above.

ITEM 11.    EXECUTIVE COMPENSATION

        Information concerning compensation of OfficeMax's executive officers and directors for the year ended December 29, 2007, is presented under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Award Tables," "Other Compensation and Benefit Plans," "Estimated Current Value of Change in Control Benefits," "Estimated Termination Benefits," and "Director Compensation" in our proxy statement. This information is incorporated by reference. Information regarding compensation committee interlocks is presented under the caption "Compensation Committee Interlocks and Insider Participation" in our proxy statement. This information is incorporated by reference. The report of our Executive Compensation Committee can be found under the caption "Executive Compensation Committee Report" in our proxy. This information is incorporated by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)
Information concerning the security ownership of certain beneficial owners as of December 29, 2007, is set forth under the caption "Stock Ownership—Ownership of More Than 5% of OfficeMax Stock" in our proxy statement and is incorporated by reference.

(b)
Information concerning the security ownership of management as of December 29, 2007, is set forth under the caption "Stock Ownership—Directors and Executive Officers" in our proxy statement and is incorporated by reference.

(c)
Our shareholders have approved all of the Company's equity compensation plans, including the Director Stock Compensation Plan (the "DSCP") and 2003 OfficeMax Incentive and Performance Plan (the "2003 Plan"), formerly the Boise Incentive and Performance Plan. These plans are designed to further align our directors' and management's interests with the Company's long-term performance and the long-term interests of our shareholders. In December 2003, our shareholders also approved an amendment increasing the number of shares of common stock available for issuance under the 2003 Plan. The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 29, 2007.

Equity Compensation Plan Information
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (#)
Equity compensation plans approved by security holders	3,320,576	(1)	$15.30	3,187,582	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	3,320,576		$15.30	3,187,582

(1)
Includes 11,171 shares issuable under our Director Stock Compensation Plan, 19,000 shares issuable under our Director Stock Option Plan, 1,214,924 shares issuable under our Key Executive Stock Option Plan, and 2,075,481 shares issuable under the OfficeMax Incentive and Performance Plan. The Director Stock Option Plan and Key Executive Stock Option Plan have been replaced by the OfficeMax Incentive and Performance Plan. None of the following are included in this chart: (a) interests in shares of common stock in the OfficeMax Common Stock Fund held by the trustee of the company's 401(k) Savings Plan, (b) Series D Preferred Stock in the Employee Stock Ownership Plan (ESOP) fund (c) the deferred stock unit components of the company's 2001 Key Executive Deferred Compensation Plan or (d) interests in the company stock fund of the Executive Savings Deferral Plan.

(2)
As of December 29, 2007, 53,491 shares were issuable under the Director Stock Compensation Plan and 3,134,091 shares were issuable under the OfficeMax Incentive and Performance Plan.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information concerning the independence of our directors, certain relationships and related transactions during 2007 and our policies with respect to such transactions is set forth under the captions "Director Independence" and "Related Transactions" in our proxy statement and is incorporated by reference. In addition, in 2007, certain of the entities which own or owned more than five percent of our stock purchased office supplies from us. These transactions were entered into in the ordinary course of business and at arms' length negotiated rates. None of these transactions are material to our business or the business of the purchaser.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning principal accountant fees and services is set forth under the captions "Items You May Vote On—Appointment of Independent Registered Public Accounting Firm" and "Audit Committee Report—Audit, Audit-Related, and Other Nonaudit Services" in our proxy statement and is incorporated by reference.

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

•
Consolidated Balance Sheets as of December 29, 2007 and December 30, 2006.

•
Consolidated Statements of Income (Loss) for the years ended December 29, 2007, December 30, 2006 and December 31, 2005.

•
Consolidated Statements of Cash Flows for the years ended December 29, 2007, December 30, 2006 and December 31, 2005.

•
Consolidated Statements of Shareholders' Equity for the years ended December 29, 2007, December 30, 2006 and December 31, 2005.

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
Dated: February 27, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2008.

Signature	Capacity

(i) Principal Executive Officer:
/s/ SAM K. DUNCAN Sam K. Duncan	Chief Executive Officer
(ii) Principal Financial Officer:
/s/ DON CIVGIN Don Civgin	Executive Vice President and Chief Financial Officer
(iii) Principal Accounting Officer:
/s/ PHILLIP P. DEPAUL Phillip P. DePaul	Senior Vice President and Controller and Chief Accounting Officer
(iv) Directors:
/s/ DORRIT J. BERN Dorrit J. Bern	/s/ RAKESH GANGWAL Rakesh Gangwal
/s/ WARREN F. BRYANT Warren F. Bryant	/s/ GARY G. MICHAEL Gary G. Michael
/s/ JOSEPH M. DEPINTO Joseph M. DePinto	/s/ FRANCESCA RUIZ DE LUZURIAGA Francesca Ruiz de Luzuriaga
/s/ SAM K. DUNCAN Sam K. Duncan	/s/ DAVID M. SZYMANSKI David M. Szymanski
/s/ WILLIAM J. MONTGORIS William J. Montgoris

Consent of Independent Registered Public Accounting Firm

To the Board of Directors of OfficeMax Incorporated:

        We consent to the incorporation by reference in the registration statements (Nos. 33-28595, 33-21964, 33-31642, 333-105223, 333-37124, 333-86425, 333-86427, 333-61106, 333-113648 and 333-110397) on Form S-8; and the registration statements (Nos. 333-41033, 333-74450 and 333-86362) on Form S-3 of OfficeMax Incorporated of our reports dated February 27, 2008, with respect to the consolidated balance sheets of OfficeMax Incorporated as of December 29, 2007 and December 30, 2006, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 29, 2007, and the effectiveness of internal control over financial reporting as of December 29, 2007, which report appears in the December 29, 2007, annual report on Form 10-K of OfficeMax Incorporated.

        Our report on the Company's consolidated financial statements refers to changes in accounting for uncertainty in income taxes in 2007, and for stock-based compensation and defined benefit and other postretirement plans during 2006.

/s/ KPMG LLP KPMG LLP
Chicago, Illinois February 27, 2008

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed with the Annual Report on Form 10-K for the Year Ended December 29, 2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger dated as of July 13, 2003, among Boise Cascade Corporation (now OfficeMax Incorporated), Challis Corporation, and OfficeMax, Inc.	8-K	001-05057	2	7/14/03
2.2	Asset Purchase Agreement dated July 26, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise Southern Company, Minidoka Paper Company and Forest Products Holdings, L.L.C., and Boise Land & Timber Corp.	8-K	001-05057	2	7/28/04
3.1.1	Restated Certificate of Incorporation, as restated to date	8-K	001-05057	3.1	4/24/06
3.1.2	Amendment to Certificate of Incorporation	8-K	001-05057	3.1	5/1/07
3.2	Amended and Restated Bylaws, as amended to October 25, 2007	8-K	001-05057	3.1	10/31/07
4.1(1)	Trust Indenture between Boise Cascade Corporation (now OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended	S-3	33-5673	4	5/13/86
4.2	Amended and Restated Loan and Security Agreement dated as of July 12, 2007	8-K	001-05057	99.1	7/18/07
4.3	Renewed Rights Agreement, as amended and restated as of December 12, 2003	10-K	001-05057	4.3	3/2/04
9	Inapplicable
10.1(a)	Paper Purchase Agreement between Boise White Paper, L.L.C., OfficeMax Contract, Inc., and OfficeMax North America, Inc.	10-Q	001-05057	10.1	11/9/04
10.2	Installment Note for $559,500,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.3	11/9/04
10.3	Installment Note for $258,000,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Southern Company (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.4	11/9/04

10.4	Installment Note for $817,500,000 between Boise Land & Timber II, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.5	11/9/04
10.5	Guaranty by Wachovia Corporation dated October 29, 2004	10-Q	001-05057	10.6	11/9/04
10.6	Guaranty by Lehman Brothers Holdings Inc. dated October 29, 2004	10-Q	001-05057	10.7	11/9/04
10.7†,(2)	Employment Agreement between Boise Cascade Corporation (now OfficeMax Incorporated) and George J. Harad dated October 29, 2004, as amended	10-Q	001-05057	10.10	11/9/04
10.8	Registration Rights Agreement among Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C. dated October 29, 2004	10-Q	001-05057	10.11	11/9/04
10.9	Registration Rights Agreement among Kooskia Investment Corporation, Forest Products Holdings, L.L.C., and Boise Land & Timber Holdings Corp., dated October 29, 2004	10-Q	001-05057	10.12	11/9/04
10.10	Boise Cascade Holdings, L.L.C., Operating Agreement dated October 29, 2004	10-Q	001-05057	10.13	11/9/04
10.11	Securityholders Agreement among Boise Cascade Corporation (now OfficeMax incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004	10-Q	001-05057	10.14	11/9/04
10.12	Stockholders Agreement among Kooskia Investment Corporation, Forest Products Holdings, L.L.C., and Boise Land & Timber Holdings Corp., dated October 29, 2004	10-Q	001-05057	10.15	11/9/04
10.13	Purchase Agreement dated December 13, 2004, between OMX Timber Finance Investments I, LLC, OMX Timber Finance Investments II, LLC, OfficeMax Incorporated, Wachovia Capital Markets, LLC, and Lehman Brothers Inc.	8-K	001-05057	10.1	12/17/04

10.14	Indemnification Agreement dated December 13, 2004, between Wachovia Corporation, Lehman Brothers Holdings Inc., OMX Timber Finance Investments I, LLC, OMX Timber Finance Investments II, LLC, OfficeMax Incorporated, Wachovia Capital Markets, LLC, Lehman Brothers Inc.	8-K	001-05057	10.2	12/17/04
10.15†	Executive Savings Deferral Plan	8-K	001-05057	10.2	12/15/04
10.16†	2005 Deferred Compensation Plan	8-K	001-05057	10 .3	12/15/04
10.17†	2005 Directors Deferred Compensation Plan	8-K	001-05057	10.4	12/15/04
10.18†	Directors Compensation Summary Sheet	8-K	001-05057	99.3	2/20/07
10.19†	Form of Director Restricted Stock Award Agreement	8-K	001-05057	10.6	12/15/04
10.20†	Form of OfficeMax Incorporated Nonstatutory Stock Option Agreement	8-K	001-05057	10.1	1/6/05
10.21†	Executive Life Insurance Program	8-K	001-05057	10.1	2/16/05
10.22†	Officer Annual Physical Program	8-K	001-05057	10.2	2/16/05
10.23†	Financial Counseling Program	8-K	001-05057	10.3	2/16/05
10.24†	Form of Amended 2005 Annual Incentive Award Agreement	10-K	001-05057	10.29	3/16/05
10.25†	2004 Retention Bonus Plan	10-K	001-05057	10.30	3/16/05
10.26†	Executive Officer Mandatory Retirement Policy	10-K	001-05057	10.31	3/16/05
10.27†	Form of Severance Agreement with Executive Officer (for executive officer not covered by Supplement Early Retirement Plan)	10-K	001-05057	10.32	3/16/05
10.28†	1982 Executive Officer Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.4	3/2/04
10.29†	Nonbusiness Use of Corporate Aircraft Policy, as amended	10-K	001-05057	10.13	3/14/94
10.30†	Supplemental Early Retirement Plan for Executive Officers, as amended through September 26, 2003	10-K	001-05057	10.6	3/2/04
10.31†	Boise Cascade Corporation (now OfficeMax Incorporated) Supplemental Pension Plan, as amended through September 26, 2003	10-K	001-05057	10.7	3/2/04
10.32†	Form of Severance Agreement with Executive Officer (for executive officer covered by Supplemental Early Retirement Plan)	10-K	001-05057	10.37	3/16/05
10.33†	1984 Key Executive Stock Option Plan, as amended through September 26, 2003	10-K	001-05057	10.9	3/2/04

10.34†	1980 Split Dollar Life Insurance Plan, as amended through September 25, 2003	10-K	001-05057	10 .10	3/2/04
10.35†	Form of Agreement with Executive Officers, as amended through September 26, 2003 (for executive officers who were employees of Boise Cascade Corporation)	10-K	001-05057	10.11	3/2/04
10.36†	Supplemental Healthcare Plan for Executive Officers, as amended through January 1, 2003	10-K	001-05057	10.13	3/4/03
10.37†	Executive Officer Severance Pay Policy, as amended	8-K	001-05057	10.3	2/15/06
10.38†	Form of Directors' Indemnification Agreement, as revised September 26, 2003	10-K	001-05057	10.15	3/2/04
10.39†,(3)	Deferred Compensation and Benefits Trust, as amended for the Form of Sixth Amendment dated May 1, 2001	10-Q	001-05057	10	11/13/01
10.40†	Director Stock Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.17	3/2/04
10.41†	Directors Stock Option Plan, as amended through September 26, 2003	10-K	001-05057	10.18	3/2/04
10.42†	Form of Agreement with Executive Officers, as amended through September 26, 2003 (for Boise Office Solutions employees who were executive officers of Boise Cascade Corporation)	10-K	001-05057	10.22	3/2/04
10.43†	2001 Key Executive Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.23	3/2/04
10.44†	2001 Board of Directors Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.24	3/2/04
10.45†	Key Executive Performance Unit Plan, as amended through September 26, 2003	10-K	001-05057	10.25	3/2/04
10.46†	2003 Director Stock Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.26	3/2/04
10.47†	2003 Boise (now OfficeMax) Incentive and Performance Plan, as amended through December 12, 2003	10-K	001-05057	10.27	3/2/04
10.48†	OfficeMax Cash Incentive Plan (effective March 11, 2005) and form of 2005 Cash Incentive Award Agreement	10-K	001-05057	10.53	3/16/05
10.49†	Form of 2005 Restricted Stock Unit Award Agreement	10-K	001-05057	10.54	3/16/05

10.50†	Settlement and Release Agreement by and between Gary J. Peterson and OfficeMax Contract, Inc. dated March 22, 2005	8-K	001-05057	10.1	4/1/05
10.51†	Employment Agreement between OfficeMax Incorporated and Sam Duncan dated April 15, 2005	8-K	001-05057	10.1	4/20/05
10.52†	Nonstatutory Stock Option Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—70,000 shares	8-K	001-05057	10.2	4/20/05
10.53†	Nonstatutory Stock Option Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—180,000 shares	8-K	001-05057	10.3	4/20/05
10.54†	Restricted Stock Unit Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—35,000 units	8-K	001-05057	10.4	4/20/05
10.55†	Restricted Stock Unit Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—15,000 units	8-K	001-05057	10.5	4/20/05
10.56†	2005 Annual Incentive Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005	8-K	001-05057	10.6	4/20/05
10.57	Amended and Restated Going Public Agreement dated as of May 17, 2005	8-K	001-05057	10.1	5/23/05
10.58†	Letter Agreement between OfficeMax Incorporated and Christopher C. Milliken, effective July 13, 2005	8-K	001-05057	10.1	7/19/05
10.59†	Form of 2005 Director Restricted Stock Unit Award Agreement	8-K	001-05057	10 .1	8/2/05
10.60†	Letter Agreement between OfficeMax Incorporated and Don Civgin dated September 19, 2005	8-K	001-05057	10.1	10/7/05
10.61†	Restricted Stock Unit Award Agreement between OfficeMax Incorporated and Don Civgin dated October 4, 2005	8-K	001-05057	10.2	10/7/05
10.62†	Nonstatutory Stock Option Award Agreement between OfficeMax Incorporated and Don Civgin dated October 4, 2005	8-K	001-05057	10.3	10/7/05
10.63†	Nondisclosure and Noncompetition Agreement between OfficeMax Incorporated and Don Civgin dated October 4, 2005	8-K	001-05057	10.4	10/7/05
10.64†	Amendment to the OfficeMax Incorporated 2003 Director Stock Compensation Plan	8-K	001-05057	—	2/20/07

10.65†	Amendment to OfficeMax Incorporated Executive Savings Deferral Plan	8-K	001-05057	99.2	12/14/05
10.66†	Amendment to 2003 OfficeMax Incentive and Performance Plan	8-K	001-05057	99.3	12/14/05
10.67†	Form of 2006 Annual Incentive Award Agreement	8-K	001-05057	10.1	2/15/06
10.68†	Form of 2006 Restricted Stock Unit Award Agreement	8-K	001-05057	10.2	2/15/06
10.69†	Form of 2006 Director Restricted Stock Unit Award Agreement	8-K	001-05057	99.1	8/2/06
10.70†	Form of 2007 Annual Incentive Award Agreement	8-K	001-05057	99.1	2/20/07
10.71†	Form of 2007 Restricted Stock Unit Award Agreement	8-K	001-05057	99.2	2/20/07
10.72†	Form of 2007 Annual Incentive Award Agreement	8-K	001-05057	99.1	2/20/07
10.73†	Form of 2007 Restricted Stock Unit Award Agreement	8-K	001-05057	99.2	2/20/07
10.74†	Form of 2007 Directors' Restricted Stock Unit Award Agreement	8-K	001-05057	99.3	8/1/07
10.75†	General Waiver and Release of Claims between OfficeMax Incorporated and Mr. Rowsey	8-K	001-05057	99.1	8/16/07
10.76†	Letter Agreement between OfficeMax Incorporated and Mr. Martin dated September 12, 2007	8-K	001-05057	99.1	9/19/07
10.77†	Restricted Stock Unit Award Agreement between OfficeMax Incorporated and Mr. Martin dated September 17, 2007	8-K	001-05057	99.2	9/19/07
10.78†	Nonstatutory Stock Option Award Agreement between OfficeMax Incorporated and Mr. Martin dated September 17, 2007	8-K	001-05057	99.3	9/19/07
10.79	Nondisclosure and Noncompetition Agreement between OfficeMax Incorporated and Mr. Martin dated September 13, 2007	8-K	001-05057	99.4	9/19/07
10.80†	Tuition Reimbursement Agreement between OfficeMax Incorporated and Mr. DePaul dated October 25, 2007	8-K	001-05057	99.1	10/31/07
10.81†	Mr. Vero's Relocation Repayment Agreement dated June 12, 2006					X
11	Computation of Per Share Earnings					X
12.1	Ratio of Earnings to Fixed Charges					X
12.2	Ratio of Earnings to Combined Fixed Charges and Preferred Dividend Requirements					X

13	Inapplicable
14(4)	Code of Ethics
16	Inapplicable
18	Inapplicable
21	Significant subsidiaries of the registrant	X
22	Inapplicable
23	Consent of KPMG LLP, independent registered public accounting firm (see page 101)	X
24	Inapplicable
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated	X

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
  Change in Fiscal Year End
  OfficeMax, Contract
  OfficeMax, Retail
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
Performance Graph
  ITEM 6. SELECTED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  Executive Summary
  Results of Operations, Consolidated
  Operating Results
  Segment Discussion
  OfficeMax, Contract
  OfficeMax, Retail
  Corporate and Other
  Discontinued Operations
  Integration Activities and Facility Closures
  Liquidity and Capital Resources
  Financing Arrangements
  Contractual Obligations
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
OfficeMax Incorporated and Subsidiaries Consolidated Statements of Income (Loss)
OfficeMax Incorporated and Subsidiaries Consolidated Balance Sheets
OfficeMax Incorporated and Subsidiaries Consolidated Balance Sheets
OfficeMax Incorporated and Subsidiaries Consolidated Statements of Cash Flows
OfficeMax Incorporated and Subsidiaries Consolidated Statements of Shareholders' Equity
  Notes to Consolidated Financial Statements
Report of Independent Registered Public Accounting Firm
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
  Consent of Independent Registered Public Accounting Firm
OFFICEMAX INCORPORATED
INDEX TO EXHIBITS