Form 10-Q
period 2008-03-29
OFFICEMAX INC
filed 2008-05-07
CIK 12978

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2008
or
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
(630) 438-7800 (Registrant's telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of May 2, 2008
Common Stock, $2.50 par value	75,916,438

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Income

(thousands, except per-share amounts)

	Three Months Ended
	March 29, 2008	March 31, 2007
	(unaudited)
Sales	$2,302,921	$2,436,253
Cost of goods sold and occupancy costs	1,715,092	1,813,029

Gross profit	587,829	623,224
Operating expenses:
Operating and selling	424,389	420,768
General and administrative	82,208	93,937
Other operating (income) expense, net	2,614	(1,576)

Operating income	78,618	110,095
Interest expense	(29,680)	(30,116)
Interest income	21,899	23,037
Other income (expense), net	20,617	(3,447)

Income before income taxes and minority interest	91,454	99,569
Income tax expense	(27,254)	(38,832)

Income before minority interest	64,200	60,737
Minority interest, net of income tax	(857)	(2,198)

Net income	63,343	58,539
Preferred dividends	(975)	(1,008)

Net income applicable to common shareholders	$62,368	$57,531

Income per common share:
Basic	$0.82	$0.77
Diluted	$0.81	$0.76

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	March 29, 2008	December 29, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$211,359	$152,637
Receivables, net	675,069	714,951
Related party receivables	8,451	5,927
Inventories	984,372	1,088,312
Deferred income taxes	132,716	185,070
Other current assets	68,697	57,804

Total current assets	2,080,664	2,204,701
Property and equipment:
Land and land improvements	37,846	38,230
Buildings and improvements	394,218	394,031
Machinery and equipment	872,142	847,348

Total property and equipment	1,304,206	1,279,609
Accumulated depreciation	(721,902)	(698,954)

Net property and equipment	582,304	580,655
Goodwill	1,216,339	1,216,804
Intangible assets, net	198,451	199,720
Investments in affiliates	175,000	175,000
Timber notes receivable	1,635,000	1,635,000
Restricted investments	22,377	22,377
Deferred charges	55,166	58,949
Other non-current assets	190,804	190,562

Total assets	$6,156,105	$6,283,768

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	March 29, 2008	December 29, 2007
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$16,281	$14,197
Current portion of long-term debt	7,698	34,827
Accounts payable:
Trade	729,706	831,101
Related parties	41,712	30,184
Accrued expenses and other current liabilities:
Compensation and benefits	118,193	125,983
Other	328,013	334,417

Total current liabilities	1,241,603	1,370,709
Long-term debt:
Long-term debt, less current portion	344,315	349,421
Timber notes securitized	1,470,000	1,470,000

Total long-term debt	1,814,315	1,819,421
Other long-term obligations:
Compensation and benefits	191,759	200,283
Deferred gain on sale of assets	179,757	179,757
Other long-term obligations	372,819	402,984

Total other long-term obligations	744,335	783,024
Minority interest (Note 16)	33,414	32,042
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 1,061,161 and 1,110,867 shares outstanding	47,752	49,989
Common stock—$2.50 par value; 200,000,000 shares authorized; 75,905,846 and 75,397,094 shares outstanding	189,751	188,481
Additional paid-in capital	916,645	922,414
Retained earnings	1,145,943	1,095,950
Accumulated other comprehensive income	22,347	21,738

Total shareholders' equity	2,322,438	2,278,572

Total liabilities and shareholders' equity	$6,156,105	$6,283,768

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(thousands)

	Three Months Ended
	March 29, 2008	March 31, 2007
	(unaudited)
Cash provided by (used for) operations:
Net income	$63,343	$58,539
Items in net income not using (providing) cash:
Earnings from affiliates	(1,560)	(1,576)
Depreciation and amortization	35,254	32,083
Minority interest, net of income tax	857	2,198
Discontinued operations	—	377
Other	2,350	9,833
Changes other than from acquisition of business:
Receivables	39,431	9,016
Inventories	104,738	53,451
Accounts payable and accrued liabilities	(91,160)	(251,026)
Current and deferred income taxes	2,313	41,067
Other	(13,140)	(34,877)

Cash provided by (used for) operations	142,426	(80,915)
Cash provided by (used for) investment:
Expenditures for property and equipment	(33,278)	(28,124)
Other	303	—

Cash provided by (used for) investment	(32,975)	(28,124)
Cash provided by (used for) financing:
Cash dividends paid	(11,499)	(11,235)
Short-term borrowings, net	4,276	—
Payments of long-term debt	(34,727)	(25,681)
Proceeds from exercise of stock options	—	3,903
Other	(8,380)	(895)

Cash provided by (used for) financing	(50,330)	(33,908)
Effect of exchange rates on cash and cash equivalents	(399)	522
Increase (decrease) in cash and cash equivalents	58,722	(142,425)
Cash and cash equivalents at beginning of period	152,637	282,070

Cash and cash equivalents at end of period	$211,359	$139,645

See accompanying notes to quarterly consolidated financial statements

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

        The accompanying quarterly consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries as well as those of variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements are for the thirteen-week period ended on March 29, 2008 (also referred to as the "first quarter of 2008") and the thirteen-week period ended on March 31, 2007 (also referred to as the "first quarter of 2007"). The Company's fiscal year ends on the last Saturday in December. Due primarily to statutory audit requirements, the Company's international businesses maintain December 31 year-ends.

        The Company has prepared the quarterly consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. These quarterly consolidated financial statements should be read together with the consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 29, 2007.

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

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective at the beginning of fiscal year 2007. (See Note 7, Income Taxes)

        In 2006, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 06-03, "How Sales Tax Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement (That is, Gross versus Net Presentation)." This EITF Issue clarifies that the presentation of taxes collected from customers and remitted to governmental authorities on a gross (included in revenues and costs) or net (excluded from revenues) basis is an accounting policy decision that should be disclosed pursuant to Accounting Principles Board (APB) Opinion No. 22, "Disclosure of Accounting Policies." The EITF Issue was effective for the Company beginning in fiscal year 2007.

We collect such taxes from customers and account for them on a net (excluded from revenues) basis. The adoption of EITF Issue No. 06-03 did not impact the consolidated financial statements.

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, "Effective Date of FASB Statement No. 157," which deferred the effective date of SFAS No. 157 until the first quarter of 2009 for non-financial assets and liabilities required to be measured at fair value on a periodic basis. In accordance with this interpretation, effective at the beginning of fiscal year 2008, the Company adopted the provisions of SFAS 157 with respect to financial assets and liabilities, which did not affect the Consolidated Financial Statements. The Company will adopt the provisions of SFAS No. 157 for non-financial assets and liabilities in the first quarter of 2009 and is currently evaluating the impact of the provisions of the standard.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS 115," ("SFAS 159"). SFAS 159 which was effective at the beginning of fiscal year 2008, allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. The Company did not elect to adopt the fair value option provided under SFAS 159.

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

        Certain amounts included in the prior year's financial statements have been revised to conform with the current year's presentation. In the first quarter of 2008, the Company separately presented the effect of exchange rate changes on cash in the Consolidated Statements of Cash Flows. In the first quarter of 2007, these amounts were included in other operating activities. The effect of this revision on the amounts reported for 2007 was not material.

2. Discontinued Operations

        In December 2004, the Company's board of directors authorized management to pursue the divestiture of a facility near Elma, Washington that manufactured integrated wood-polymer building materials. The board of directors and management concluded that the operations of the facility were no longer consistent with the Company's strategic direction. As a result of that decision, the Company recorded the facility's assets as held for sale on its Consolidated Balance Sheets and reported the results of its operations as discontinued operations.

        During 2005, the Company experienced unexpected difficulties in achieving anticipated levels of production at the facility. These issues delayed the process of identifying and qualifying a buyer for the business. While management made substantial progress in addressing the manufacturing issues that caused production to fall below plan, during the fourth quarter of 2005, the Company concluded that it was unable to attract a buyer in the near term and elected to cease operations at the facility during the first quarter of 2006. As of March 29, 2008, the Company had not identified a buyer for the facility.

        The liabilities of the facility are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets ($14.8 million at March 29, 2008 and $15.4 million at December 29, 2007, respectively). There were no assets related to this facility included in the Consolidated Balance Sheets at March 29, 2008 or December 29, 2007.

        See Note 2, Discontinued Operations, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 29, 2007 for additional information related to the discontinued operations.

3. Integration Activities and Facility Closures

        The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically viable. The Company records a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred, which is either the date the lease termination is communicated to the lessor or the location's cease-use date. Upon closure, unrecoverable costs are included in integration and facility closure reserves on the Consolidated Balance Sheets and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the lease payments.

        Integration and facility closure reserve account activity during the first quarter of 2008 and 2007 was as follows:

	Lease\ Contract Terminations	Severance\ Retention	Other	Total
	(thousands)
Balance at December 29, 2007	$73,231	$2,414	$1,417	$77,062
Changes to estimated costs included in income	478	—	—	478
Cash payments	(7,462)	(418)	(449)	(8,329)
Accretion	755	—	—	755

Balance at March 29, 2008	$67,002	$1,996	$968	$69,966

	Lease\ Contract Terminations	Severance\ Retention	Other	Total
	(thousands)
Balance at December 30, 2006	$107,824	$10,838	$3,142	$121,804
Changes to estimated costs included in income	—	—	—	—
Cash payments	(15,125)	(3,019)	(351)	(18,495)
Accretion	1,044	—	—	1,044

Balance at March 31, 2007	$93,743	$7,819	$2,791	$104,353

        At March 29, 2008, approximately $18.3 million of the reserve for integration and facility closures was included in accrued expenses and other current liabilities and $51.7 million was included in other long-term obligations in the Consolidated Balance Sheets. At March 29, 2008, the integration and facility closure reserve included $67.0 million for estimated future lease obligations, which represents the estimated net present value of the lease obligations and is net of anticipated sublease income of $68.3 million.

4. Net Income Per Common Share

        The computation of basic and diluted income per common share for the first quarter of 2008 and 2007 is as follows:

	Quarter Ended
	March 29, 2008	March 31, 2007
	(thousands, except per-share amounts)
Net income	$63,343	$58,539
Preferred dividends	(975)	(1,008)

Income	$62,368	$57,531
Average shares — basic	75,646	74,992
Restricted stock, stock options and other	907	752

Average shares — diluted(a)(b)	76,553	75,744
Income per common share:
Basic	$0.82	$0.77
Diluted	$0.81	$0.76
    (a)
    The assumed conversion of outstanding preferred stock was anti-dilutive in both periods presented, and therefore no adjustment was required to determine diluted income or average shares — diluted.

    (b)
    Options to purchase 1.6 million shares of common stock were outstanding during 2008, but were not included in the computation of diluted income per common share because the impact would have been anti-dilutive as the option price was higher than the average market price during the quarter.

5. Other Operating (Income) Expense, Net

        The components of "Other operating (income) expense, net" in the Consolidated Statements of Income are as follows:

	Quarter Ended
	March 29, 2008	March 31, 2007
	(thousands)
Severance, reorganization and other related activities(a)	$4,174	$—
Earnings from affiliates (see Note 10)	(1,560)	(1,576)

	$2,614	$(1,576)

    (a)
    During the first quarter of 2008, the Company recorded pre-tax charges of $2.4 million related to the consolidation of the OfficeMax, Contract segment's manufacturing facilities in New Zealand, and $1.8 million related to employee severance costs for reorganization of the OfficeMax, Retail segment's field and ImPress print and document services management organization.

6. Other Income (Expense), Net (Non-Operating)

        The components of Other income (expense), net (non-operating) in the Consolidated Statements of Income are as follows:

	Quarter Ended
	March 29, 2008	March 31, 2007
	(thousands)
Receivable securitization program costs	—	(2,637)
Distributions from affiliates (see Note 10)	20,480	2,147
Other	137	(2,957)

	$20,617	$(3,447)

7. Income Taxes

        The Company adopted FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" effective at the beginning of fiscal year 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 29, 2008, the Company had $18.7 million of total gross unrecognized tax benefits. The reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

Amount
(thousands)
Balance at December 29, 2007	$33,128
Increase related to prior year tax positions	978
Decrease related to prior year tax positions	(3,128)
Increase related to current year tax positions	538
Settlements	(12,779)

Balance at March 29, 2008	$18,737

        Of the total gross unrecognized tax benefits at March 29, 2008, approximately $15.5 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The remaining balance of approximately $3.2 million, if recognized, would be recorded as an adjustment to goodwill and would not affect the effective tax rate. It is possible that the Company's liability for uncertain tax positions will be reduced by as much as $1.6 million by the end of 2008. Approximately $1.3 million of this amount would impact the Company's effective tax rate, and the remaining $0.3 million would affect goodwill. Such reductions would result from the effective settlement of tax positions with various tax authorities. The effective tax rate for the first quarter of 2008 benefited from the recognition of $8.7 million in previously unrecognized tax benefits due to the settlement of a federal income tax audit through the 2005 tax year.

        The Company or its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and multiple state and foreign jurisdictions. The Company has substantially concluded all U.S. Federal income tax matters for 2005 and prior years. Years prior to 2006 are no longer subject to U.S. Federal income tax examination. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2002.

        The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. As of March 29, 2008, the Company had $2.0 million of accrued interest and penalties associated with uncertain tax positions. Income tax expense for first three months of 2008 includes a benefit of $1.4 million related to interest and penalties, reflecting interest accrued less the effect of adjustments on settlement.

        During the first quarter of 2008 and 2007, the Company paid income taxes, net of refunds received, of $29.2 million and $6.4 million, respectively.

8. Comprehensive Income

        Comprehensive income includes the following:

	Quarter Ended
	March 29, 2008	March 31, 2007
	(thousands)
Net income	$63,343	$58,539
Other comprehensive income:
Foreign currency translation adjustments	(620)	4,942
Amortization of unrecognized retirement and benefit costs, net of tax	1,230	2,622

Comprehensive income	$63,953	$66,103

9. Sales of Accounts Receivable

        Prior to July 2007, the Company sold, on a revolving basis, an undivided interest in a defined pool of receivables while retaining a subordinated interest in a portion of the receivables. The receivables were sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that was consolidated for financial reporting purposes. The Company continued servicing the sold receivables and charged the third party conduits a monthly servicing fee at market rates. The program qualified for sale treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Expenses associated with the securitization program totaled $2.6 million for the first quarter of 2007. These expenses related primarily to the loss on sale of receivables and discount on retained interests, facility fees and professional fees associated with the program, and were included in the Consolidated Statements of Income.

        On July 12, 2007, the Company entered into a new loan agreement that amended the Company's existing revolving credit facility and replaced the Company's accounts receivable securitization program. The transferred accounts receivable under the accounts receivable securitization program at that date were refinanced with borrowings under the new loan agreement and excess cash. The Company no longer sells any of its accounts receivable. For additional information on the new loan agreement, see Note 13, Debt.

10. Investments in Affiliates

        In connection with the sale of the paper, forest products and timberland assets in 2004 (the "Sale"), the Company invested $175 million in the equity units of affiliates of the buyer, Boise Cascade, L.L.C. A portion (approximately $66 million) of the equity units received in exchange for the Company's investment carries no voting rights. This investment is accounted for under the cost method as Boise Cascade, L.L.C. does not maintain separate ownership accounts for its members, and the Company does not have the ability to significantly influence its operating and financial policies. This investment is included in investments in affiliates in the Consolidated Balance Sheets. The Company has determined that it is not practicable to estimate the fair value of this investment. However, the Company did not observe any events or changes in circumstances that would have had a significant adverse effect on the fair value of the investment during the first quarter of 2008.

        The Boise Cascade, L.L.C. non-voting equity units accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June and December. The Company recognized dividend income on this investment of $1.6 million in each of the quarters ended March 29, 2008 and March 31, 2007. These amounts were recorded as other operating (income) expense, net in the Consolidated Statements of Income.

        The Company receives distributions from affiliates of Boise Cascade, L.L.C. for the income tax liability associated with allocated earnings of Boise Cascade, L.L.C. The portion of the tax distributions received related to non-voting equity units is recorded in the Consolidated Balance Sheets as a reduction in dividends receivable. The portion associated with voting equity units is recorded as income in other income (expense), net (non-operating) in the Consolidated Statements of Income. During the first quarter of 2008 and 2007, the Company received distributions of $23.0 million and $2.8 million, respectively. The distribution received in 2008 included an amount related to the income tax liability associated with the allocated gain on the sale by Boise Cascade, L.L.C. of a majority interest in its paper and packaging and newsprint businesses during the first quarter of 2008.

11. Goodwill and Intangible Assets

Goodwill

        Goodwill represents the excess of purchase price and related costs over the value assigned to the net tangible and intangible assets of businesses acquired. In accordance with the provisions of SFAS 142, "Goodwill and Other Intangible Assets," we assess our acquired goodwill and intangible assets with indefinite lives for impairment at least annually in the absence of an indicator of possible impairment, and immediately upon an indicator of possible impairment. We completed our annual assessment in accordance with the provisions of the standard during the first quarters of 2008 and 2007, and concluded there was no impairment. During the first quarters of 2008 and 2007, we also evaluated the remaining useful lives of our finite-lived purchased intangible assets to determine if any adjustments to the useful lives were necessary or if any of these assets had indefinite lives. We determined that no adjustments to the useful lives of our finite-lived purchased intangible assets were necessary.

        Changes in the carrying amount of goodwill by segment are as follows:

	OfficeMax, Contract	OfficeMax, Retail	Total
	(thousands)
Balance at December 29, 2007	$556,885	$659,919	$1,216,804
Effect of foreign currency translation	(465)	—	(465)

Balance at March 29, 2008	$556,420	$659,919	$1,216,339

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

	March 29, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,150	$—	$173,150
Customer lists and relationships	43,821	(24,236)	19,585
Noncompete agreements	12,876	(11,381)	1,495
Exclusive distribution rights	7,137	(2,916)	4,221

	$236,984	$(38,533)	$198,451

	December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,150	$—	$173,150
Customer lists and relationships	43,381	(23,072)	20,309
Noncompete agreements	12,884	(10,842)	2,042
Exclusive distribution rights	6,977	(2,758)	4,219

	$236,392	$(36,672)	$199,720

        Intangible asset amortization expense totaled $1.5 million and $1.8 million for the quarters ended March 29, 2008 and March 31, 2007, respectively.

12. Timber Notes Receivable

        In October 2004, OfficeMax sold its timberlands as part of the Sale. In exchange for the timberlands, the Company received timber installment notes receivable in the amount of $1,635 million, which were credit enhanced with guarantees. The guarantees were issued by highly-rated financial institutions and were secured by the pledge of underlying collateral notes issued by the credit enhancement banks. The timber installment notes receivable are 15-year non-amortizing. There are two notes that total $817.5 million bearing interest at 4.982% and a third note in the amount of $817.5 million bearing interest at 5.112%. Interest earned on all of the notes is received semiannually. See the sub-caption "Timber Notes" in Note 13, Debt, for additional information concerning a securitization transaction involving the timber installment notes receivable.

13. Debt

Credit Agreements

        On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with a group of banks. The Loan Agreement amended the Company's existing revolving credit facility and replaced the Company's accounts receivable securitization program. The Loan Agreement permits the Company to borrow up to a maximum of

$700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The revolving credit facility may be increased (up to a maximum of $800 million) at the Company's request or reduced from time to time, in each case according to terms detailed in the Loan Agreement. There were no borrowings outstanding under the Company's revolving credit facilities as of March 29, 2008 or December 29, 2007. There were no borrowings outstanding during the first quarter of 2008 or 2007. Letters of credit, which may be issued under the revolving credit facility up to a maximum of $250 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolving credit facility totaled $70.5 million as of March 29, 2008 and $85.5 million as of December 29, 2007. As of March 29, 2008, the maximum aggregate borrowing amount available under the revolving credit facility was $652.6 million and excess availability under the revolving credit facility totaled $582.1 million. The Loan Agreement allows the payment of dividends subject to availability restrictions and so long as no default has occurred. At March 29, 2008, the Company was in compliance with all covenants under the Loan Agreement. The Loan Agreement expires on July 12, 2012.

        Borrowings under the revolving credit facility bear interest at rates based on either the prime rate or the London Interbank Offered Rate ("LIBOR"). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolving credit facility depending on the level of average excess availability. Fees on letters of credit issued under the revolving credit facility were charged at a weighted average rate of 0.875% during the first quarter of 2008. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit.

        As of March 29, 2008, Grupo OfficeMax, our 51% owned joint venture in Mexico, had short term borrowings of $16.3 million consisting of three loans with balances of $6.8 million, $4.8 million and $4.7 million, respectively. Two of these loans are promissory notes payable in the second quarter of 2008. The third loan is a simple revolving loan. As of December 29, 2007, Grupo OfficeMax had short term borrowings of $14.2 million consisting of three loans with balances of $4.6 million, $4.6 million and $5.0 million, respectively. Two of these loans were promissory notes that were refinanced in the first quarter of 2008. The third loan was a simple revolving loan. The financing for Grupo OfficeMax is unsecured with no recourse against the Company.

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

        The original entities issuing the credit enhanced timber installment notes are variable-interest entities (the "VIE's") under FASB Interpretation 46R, "Consolidation of Variable Interest Entities." The OMXQ's are considered to be the primary beneficiary, and therefore, the VIE's are required to be consolidated with the OMXQ's, which are also the issuers of the securitization notes. As a result, the accounts of the OMXQ's have been consolidated into those of their ultimate parent, OfficeMax. The effect of the Company's consolidation of the OMXQ's is that the securitization transaction is treated as a financing, and both the timber notes receivable and the securitization notes payable are reflected in the Consolidated Balance Sheets.

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

        In December 2004, both Moody's Investors Service, Inc. and Standard & Poor's Rating Services upgraded the credit rating on the Company's 7.00% senior notes to investment grade as a result of actions the Company took to collateralize the notes by granting the note holders a security interest in certain investments maturing in 2008 (the "Pledged Instruments"). These Pledged Instruments are reflected as restricted investments in the Consolidated Balance Sheets. As a result of these ratings upgrades, the original 7.00% senior note covenants have been replaced with the covenants found in the Company's other public debt. The remaining Pledged Instruments continue to be subject to the security interest, and are reflected as restricted investments in the Consolidated Balance Sheets. Upon the maturity of the Pledged Instruments in the fourth quarter of 2008, the Company intends to reinvest the proceeds for a five year term.

Other

        Cash payments for interest, net of interest capitalized, were $4.9 million and $9.4 million for the quarters ended March 29, 2008 and March 31, 2007, respectively.

14. Retirement and Benefit Plans

        The following represents the components of net periodic pension and other postretirement benefit costs (income):

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(thousands)
Service cost	$533	$419	$73	$226
Interest cost	19,517	19,271	324	400
Expected return on plan assets	(22,520)	(22,254)	—	—
Recognized actuarial loss	2,949	5,055	65	129
Amortization of prior service costs and other	—	—	(1,002)	(893)

Net periodic benefit cost (income)	$479	$2,491	$(540)	$(138)

        The minimum contribution requirement for 2008 is approximately $9.4 million, of which $0.9 million has been contributed as of March 29, 2008.

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

        OfficeMax, Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. OfficeMax, Retail has operations in the United States, Puerto Rico and the U.S. Virgin Islands. OfficeMax, Retail office supply stores feature OfficeMax ImPress, an in-store module devoted to print-for-pay and related services. The retail segment also operates office supply stores in Mexico through a 51% owned joint venture.

        Substantially all products sold by OfficeMax, Contract and OfficeMax, Retail are purchased from independent third-party manufacturers or industry wholesalers, except office papers. These segments purchase office papers primarily from the paper operations of Boise Cascade, L.L.C. under a 12-year paper supply contract. (see Note 17, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 29, 2007 for additional information related to the paper supply contract).

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

        An analysis of our operations by segment is as follows:

	Sales		Income Before Taxes and Minority Interest(a)
	Quarter Ended		Quarter Ended
	March 29, 2008	March 31, 2007	March 29, 2008	March 31, 2007
	(thousands)
OfficeMax, Contract	$1,195,097	$1,264,495	$59,614	$59,876
OfficeMax, Retail	1,107,824	1,171,758	29,414	64,590
Corporate and Other	—	—	(10,410)	(14,371)

	$2,302,921	$2,436,253	78,618	110,095

Interest expense			(29,680)	(30,116)
Interest income and other			42,516	19,590

			$91,454	$99,569

(a)
See Note 5, Other Operating (Income) Expense, Net and Note 6, Other Income (Expense), Net (Non-Operating) for an explanation of certain unusual items occurring during the first quarter of 2008.

16. Commitments and Guarantees

        In addition to commitments for leases and long-term debt, and purchase obligations for goods and services and capital expenditures entered into in the normal course of business, the Company has various other commitments, guarantees and obligations that are described in Note 17, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 29, 2007. Except as discussed below, at March 29, 2008, there had not been a material change to the information regarding commitments, guarantees and contractual obligations disclosed in the Company's Annual Report on Form 10-K for the year ended December 29, 2007.

        In accordance with the terms of a joint-venture agreement between the Company and the minority owner of the Company's subsidiary in Mexico (Grupo OfficeMax), the Company can be required to purchase the minority owner's 49% interest in the subsidiary if certain earnings targets are achieved. At March 29, 2008, Grupo OfficeMax had met these earnings targets. The earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to put its ownership interest to the Company, the purchase price would be equal to fair value, calculated based on the subsidiary's earnings before interest, taxes and depreciation and amortization for the last four quarters, and the current market multiples for similar companies. The fair value purchase price at March 29, 2008 is estimated to be $50 million to $55 million.

17. Legal Proceedings and Contingencies

        We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position or results of operations. For information concerning legal proceedings, see "Item 3. Legal Proceedings" and Note 18, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 29, 2007. In addition, on March 26, 2008, the court entered an order dismissing the putative derivative action, Homstrom v Harad, et. al.

18. Share Based Payments

        The Company sponsors several share-based compensation plans, which are described below. Compensation costs associated with these plans are accounted for in accordance with the provisions of SFAS No. 123R, "Share Based Payments." Compensation costs related to the Company's share-based plans were $1.6 million and $7.5 million for the first quarter of 2008 and 2007, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $0.6 million and $2.9 million for the first quarter of 2008 and 2007, respectively.

2003 Director Stock Compensation Plan and OfficeMax Incentive and Performance Plan

        In February 2003, the Company's Board of Directors adopted the 2003 Director Stock Compensation Plan (the "2003 DSCP") and the 2003 OfficeMax Incentive and Performance Plan (the "2003 Plan"), formerly named the 2003 Boise Incentive and Performance Plan, which were approved by shareholders in April 2003.

        A total of 57,187 shares of common stock are reserved for issuance under the 2003 DSCP. Prior to December 8, 2005, the 2003 DSCP permitted non-employee directors to elect to receive some or all of their annual retainer and meeting fees in the form of options to purchase shares of the Company's common stock. Non-employee directors who elected to receive a portion of their compensation in the form of stock options did not receive cash for that portion of their compensation. The difference between the $2.50-per-share exercise price of the options and the market value of the common stock on the date of grant was equal to the cash compensation that participating directors elected to forego and was recognized as compensation expense in the Consolidated Statements of Income. On December 8, 2005, the Board of Directors amended the 2003 DSCP to require the exercise price of any options issued to be fair market value. On February 14, 2007, the Board of Directors amended the 2003 DSCP to eliminate the choice to receive stock options. All options granted under the 2003 DSCP expire three years after the holder ceases to be a director.

        The 2003 Plan was effective January 1, 2003, and replaced the Key Executive Performance Plan for Executive Officers, Key Executive Performance Plan for Key Executives/Key Managers, 1984 Key Executive Stock Option Plan ("KESOP"), Key Executive Performance Unit Plan ("KEPUP") and Director Stock Option Plan ("DSOP"). No grants or awards have been made under the Key Executive Performance Plans, KESOP, KEPUP, or DSOP since 2003 and no future grants or awards will be made under these plans. A total of 4,417,544 shares of common stock are reserved for issuance under the 2003 Plan. The Company's executive officers, key employees and nonemployee directors are eligible to receive awards under the 2003 Plan at the discretion of the Executive Compensation Committee of the Board of Directors. Eight types of awards may be granted under the 2003 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, annual incentive awards and stock bonus awards.

Restricted Stock and Restricted Stock Units

        In the first quarter of 2008, the Company granted to employees 1,155,670 restricted stock units ("RSUs"). The weighted-average grant-date fair value of the RSUs was $23.73. As of March 29, 2008, 1,131,450 of these RSUs remained outstanding which vest after defined service periods as follows: 277,480 in 2010 and 853,970 in 2011. Nearly half of the RSUs granted in 2008 also require certain performance criteria to be met. The remaining compensation expense to be recognized related to this grant, net of estimated forfeitures, is $11.5 million.

        In 2007, the Company granted to employees and non-employee directors 786,282 RSUs. The weighted-average grant-date fair value of the RSUs was $50.09. As of March 29, 2008, 651,347 of these RSUs remained outstanding which vest after defined service periods as follows: 42,434 units in 2008, 304,457 in 2009 and 304,456 in 2010. Nearly all of the RSUs granted to employees in 2007 also require certain performance criteria to be met. The remaining compensation expense to be recognized related to these grants, net of estimated forfeitures, is $5.3 million.

        In 2006, the Company granted to employees and non-employee directors 1,621,235 RSUs. The weighted-average grant-date fair value of the RSUs was $27.36. As of March 29, 2008, 575,019 of these RSUs remained outstanding all of which vest after defined service periods in 2009. All of the RSUs granted to employees in 2006 also require certain performance criteria to be met. The remaining compensation expense to be recognized related to these grants, net of estimated forfeitures, is $4.6 million.

        In 2005, the Company granted to employees and non-employee directors 728,123 RSUs. The weighted-average grant-date fair value of the RSUs was $33.15. As of March 29, 2008, 51,900 of these RSUs remained outstanding, which vest after defined service periods as follows: 45,900 units in 2008 and 3,000 units in both 2009 and 2010. The remaining compensation expense to be recognized related to these grants, net of estimated forfeitures, is $0.2 million.

        In 2004, the Company granted 14,765 shares of restricted stock to non-employee directors. The restricted stock granted to directors vests six months from their termination or retirement from board service, and 7,170 of these restricted stock shares remain outstanding at March 29, 2008.

        Restricted stock shares are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed. RSUs are convertible into one common share after the restriction has lapsed. No entries are made in the financial statements on the grant date of restricted stock and RSU awards. The Company recognizes compensation expense related to these awards over the vesting periods based on the closing prices of the Company's common stock on the grant dates. If these awards contain performance criteria, management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. For the first quarter of 2008 and 2007, the Company recognized $1.5 million and $7.4 million, respectively, of pretax compensation expense and additional paid-in capital related to restricted stock and RSU awards.

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

Stock Units

        The Company has a shareholder approved deferred compensation program for certain of its executive officers that allows them to defer a portion of their cash compensation. Previously, these officers could allocate their deferrals to a stock unit account. Each stock unit was equal in value to one share of the Company's common stock. The Company matched deferrals used to purchase stock units with a 25% Company allocation of stock units. The value of deferred stock unit accounts is paid in shares of the Company's common stock when an officer retires or terminates employment. There were 8,522 and 9,377 stock units allocated to the accounts of these executive officers at March 29, 2008 and December 29, 2007, respectively. As a result of an amendment to the plan, no additional deferrals can be allocated to the stock unit accounts.

Stock Options

        In addition to the 2003 DSCP and the 2003 Plan discussed above, the Company has the following shareholder-approved stock option plans: the Key Executive Stock Option Plan ("KESOP"), the Director Stock Option Plan ("DSOP") and the Director Stock Compensation Plan ("DSCP"). No further grants will be made under the KESOP, DSOP or DSCP.

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

        A summary of stock option activity for the quarters ended March 29, 2008 and March 31, 2007 is presented in the table below:

	2008		2007
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Balance at beginning of period	1,596,295	$31.84	1,753,188	$31.81
Options granted	—	—	—	—
Options exercised	—	—	(124,532)	31.94
Options forfeited and expired	(3,100)	35.60	—	—

Balance at end of period	1,593,195	$31.83	1,628,656	$31.80
Exercisable at end of period	1,410,129		1,401,191

        The following table provides summarized information about stock options outstanding at March 29, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	11,171	—	$2.50	11,171	$2.50
$18.00 - $28.00	569,664	2.4	27.65	569,664	27.65
$28.01 - $39.00	1,012,360	3.9	34.50	829,294	35.00

        The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is $0.5 million. At March 29, 2008, the aggregate intrinsic value was approximately $0.2 million for outstanding stock options and exercisable stock options. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company's closing stock price on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options at the end of the quarter).

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary

        The following discussion contains statements about our future financial performance. These statements are only predictions. Our actual results may differ materially from these predictions. In evaluating these statements, you should review Part II, Item 1A, "Risk Factors" of this Form 10-Q, including "Cautionary and Forward-Looking Statements."

Financial Performance

        Sales for the first quarter of 2008 decreased 5.5% to $2,302.9 million from $2,436.3 million in the first quarter of 2007. Gross profit margin decreased by 0.1% of sales to 25.5% of sales for the first quarter of 2008 compared to 25.6% of sales for the first quarter of 2007. Net income for the first quarter of 2008 was $63.3 million, or $0.81 per diluted share compared to $58.5 million, or $0.76 per diluted share in the same period last year.

        Our results for the first quarter of 2008 and 2007 include several items which we do not consider to be indicative of our core operating activities, herein referred to as unusual items. These items include:

  •
  During the first quarter of 2008, we recorded $20.5 million of pre-tax income related to a distribution received from affiliates of Boise Cascade, L.L.C. We receive distributions from Boise Cascade, L.L.C. for the income tax liability associated with allocated earnings of Boise Cascade, L.L.C. The distribution received was primarily related to the income tax liability associated with the allocated gain on the sale by Boise Cascade, L.L.C. of a majority interest in its paper and packaging and newsprint businesses during the first quarter of 2008. This income was included in other income (expense), net (non-operating) in the Consolidated Statements of Income, and resulted in an increase in after-tax income of $12.5 million, or $0.16 per diluted share.

  •
  Also during the first quarter of 2008, we recorded pre-tax charges of $2.4 million related to the consolidation of the Contract segment's manufacturing facilities in New Zealand, and $1.8 million related to employee severance costs for reorganization of the Retail field and ImPress print and document services management organization. These charges were included in other operating (income) expense, net in the Consolidated Statements of Income. The cumulative effect of these two items was a reduction in after-tax income of $2.7 million, or $0.03 per diluted share.

  •
  Results for the first quarter of 2007 included a $1.1 million loss, net of tax, from the sale of OfficeMax, Contract's operations in Mexico to Grupo OfficeMax, our 51% owned joint venture. This loss is reported in minority interest, net of income tax in the Consolidated Statements of Income and caused a reduction in after-tax income of $1.1 million, or $0.01 per diluted share. Grupo OfficeMax's results of operations are included in our consolidated results of operations.

Results of Operations, Consolidated
($ in millions, except per share amounts)

	Quarter Ended
	March 29, 2008	March 31, 2007
Sales	$2,302.9	$2,436.3
Income before income taxes and minority interest	$91.5	$99.6
Net income	$63.3	$58.5
Diluted income per common share	$0.81	$0.76

	(percentage of sales)
Gross profit margin	25.5%	25.6%
Operating and selling expenses	18.4%	17.3%
General and administrative expenses	3.6%	3.9%
Other operating (income) expense, net	0.1%	(0.1)%
Operating profit margin	3.4%	4.5%

        Sales for the first quarter of 2008 decreased 5.5% to $2,302.9 million from $2,436.3 million for the first quarter of 2007. The year-over-year sales decrease reflects a 7.1% decrease in same-store sales related primarily to the weaker domestic economic environment and to our more disciplined, analysis-driven approach to sales generation and retention.

        Gross profit margin decreased by 0.1% of sales to 25.5% of sales for the first quarter of 2008 compared to 25.6% of sales for the first quarter of 2007. The gross profit margin decrease reflects lower gross margins in our Retail segment partially offset by improved gross margins in our Contract segment. For more information about our segment results, see the discussion of segment results below.

        Operating and selling expenses increased by 1.1% of sales to 18.4% of sales in the first quarter of 2008 from 17.3% of sales a year earlier. The increase in operating and selling expenses as a percent of sales was primarily the result of deleveraging fixed costs due to lower sales.

        General and administrative expenses were 3.6% of sales for the first quarter of 2008 and 3.9% of sales for the first quarter of 2007. The year-over-year decrease in general and administrative expenses as a percentage of sales was due primarily to decreased incentive compensation expense and lower legacy costs.

        Other operating (income) expense, net for the first quarter of 2008 was an expense of $2.6 million compared to income of $1.6 million in 2007. The first quarter of 2008 included an unusual charge of $2.4 million related to the consolidation of the Contract segment's manufacturing facilities in New Zealand, and an unusual charge of $1.8 million related to employee severance costs for reorganization of the Retail field and ImPress print and document services management organization. For more information about our segment results, see the discussion of segment results below. Other operating (income) expense, net also included dividends earned on our investment in affiliates of Boise Cascade, L.L.C., which were $1.6 million for the first quarter of 2008 and 2007.

        Interest expense was $29.7 million in the first quarter of 2008 compared to $30.1 million for the prior year. The year-over-year decrease in interest expense was a result of lower average borrowings and lower interest rates. Interest expense includes interest related to the timber securitization notes of approximately $20.1 million for the first quarter of 2008 and 2007. The interest expense associated with the timber securitization notes is offset by interest income earned on the timber notes receivable of approximately $20.6 million for the first quarter of 2008 and 2007. The interest income on the timber notes receivable is included in interest income and is not netted against the related interest expense in our Consolidated Statements of Income. Excluding the interest income earned on the timber notes receivable, interest income was $1.2 million and $2.4 million for the quarters ended March 29, 2008 and March 31, 2007, respectively.

        Other income (expense), net (non-operating) was $20.6 million of income for the first quarter of 2008 compared to expense of $3.4 million in 2007. The income in 2008 was driven by a $20.5 million unusual item related to a distribution received from affiliates of Boise Cascade, L.L.C. for the income tax liability associated with the allocated gain on the sale by Boise Cascade, L.L.C. of a majority interest in its paper and packaging and newsprint businesses during the first quarter of 2008. The first quarter of 2007 included a $2.1 million distribution from affiliates of Boise Cascade, L.L.C. for the income tax liability associated with allocated income from Boise Cascade, L.L.C.

        Our effective tax rate for the first quarter of 2008 was 29.8% compared to 39.0% for the comparable period of 2007. Income taxes for both periods were affected by the impact of state income taxes, non-deductible expenses and the mix of domestic and foreign sources of income. In addition, in the first quarter of 2008, we closed a federal income tax audit through the 2005 tax year. As a result, we were able to recognize $8.7 million in previously unrecognized tax benefits which impacted our effective tax rate for the quarter.

        Minority interest, net of income tax was $0.9 million in the first quarter of 2008 compared to $2.2 million in the first quarter of 2007. The 2007 results included a $1.1 million unusual loss, net of tax, from the sale of OfficeMax, Contract's operations in Mexico to Grupo OfficeMax, our 51% owned joint venture in Mexico.

        Net income for the first quarter of 2008 was $63.3 million, or $0.81 per diluted share compared to $58.5 million, or $0.76 per diluted share for the first quarter of 2007. The cumulative effect of unusual items recognized in the first quarter of 2008 was an increase in net income of $9.8 million or $0.13 per diluted share. The unusual item recognized in the first quarter of 2007 reduced net income by $1.1 million, or $0.01 per diluted share.

OfficeMax, Contract
($ in millions)

	Quarter Ended
	March 29, 2008	March 31, 2007
Sales	$1,195.1	$1,264.5
Segment income	$59.6	$59.9
Sales by Product Line
Office supplies and paper	$690.9	$712.0
Technology products	$367.3	$408.9
Office furniture	$136.9	$143.6
Sales by Geography
United States	$826.4	$943.0
International	$368.7	$321.5
Sales growth	(5.5)%	2.7%
Same-location sales growth	(5.6)%	2.7%
	(percentage of sales)
Gross profit margin	22.7%	22.1%
Operating expenses	17.7%	17.4%
Operating profit margin	5.0%	4.7%

        For the first quarter of 2008, Contract segment sales decreased 5.5% to $1,195.1 from $1,264.5 million for the first quarter of 2007, reflecting a U.S. sales decline of 12.4%, partially offset by International Contract operations' sales growth of 14.7% in U.S. dollars (a sales decrease of 0.9% in local currencies). U.S. sales declined compared to the prior year period primarily due to our increased discipline in account acquisition and retention, weaker U.S. business spending that impacted sales from existing customer accounts, and lower sales from small market customers.

        Contract segment gross profit margin increased by 0.6% of sales to 22.7% of sales in the first quarter of 2008 compared to 22.1% of sales in the first quarter of 2007. The increase in gross profit margin was primarily due to increased discipline in account acquisition and retention.

        Operating expenses for the Contract segment increased by 0.3% of sales to 17.7% of sales for the first quarter of 2008, compared to 17.4% of sales for the first quarter of 2007. During the first quarter of 2008, Contract segment operating expense included a $2.4 million unusual item, which represented 0.2% of sales, related to the consolidation of manufacturing facilities in New Zealand. The remaining operating expense increase was primarily due to deleveraging of fixed expenses from lower sales, mostly offset by targeted cost controls and reduced incentive compensation expense.

        Contract segment income decreased to $59.6 million, however, operating income margin increased to 5.0% of sales in the first quarter of 2008, from operating income of $59.9 million, or 4.7% of sales, in the first quarter of 2007.

OfficeMax, Retail
($ in millions)

	Quarter Ended
	March 29, 2008	March 31, 2007
Sales	$1,107.8	$1,171.8
Segment income	$29.4	$64.6
Sales by Product Line
Office supplies and paper	$420.7	$423.7
Technology products	$582.1	$629.1
Office furniture	$105.0	$119.0
Sales by Geography
United States	$1,038.9	$1,113.7
International	$68.9	$58.1
Sales growth	(5.5)%	(1.8)%
Same-location sales growth	(8.7)%	0.5%
	(percentage of sales)
Gross profit margin	28.5%	29.3%
Operating expenses	25.8%	23.8%
Operating profit margin	2.7%	5.5%

        Retail segment sales decreased 5.5% to $1,107.8 million for the first quarter of 2008 from $1,171.8 for the first quarter of 2007, reflecting a same-store sales decrease of 8.7%, partially offset by sales from new stores. Retail same-store sales for the first quarter of 2008 declined across all major product categories primarily due to weaker U.S. consumer and small business spending and the negative impact of the Easter holiday occurring in the first quarter of 2008. During the first quarter of 2008, we opened six new retail stores in the U.S. ending the period with 914 retail stores. Grupo OfficeMax, our majority owned joint venture in Mexico, opened six new stores during the first quarter of 2008 ending the period with 74 retail stores.

        Retail segment gross profit margin decreased by 0.8% of sales to 28.5% of sales for the first quarter of 2008 compared to 29.3% of sales in the first quarter of 2007, primarily due to deleveraging of fixed occupancy-related costs, partially offset by a sales mix shift to an increased percentage of higher-margin core office supplies category sales.

        Retail segment operating expenses increased by 2.0% of sales to 25.8% of sales for the first quarter of 2008 compared to 23.8% of sales for the first quarter of 2007. First quarter of 2008 Retail segment operating expense included a $1.8 million unusual item, which represented 0.2% of sales, related to employee severance costs for reorganization of the Retail field and ImPress print and document services management organization. The remaining operating expense increase was primarily due to deleveraging of expenses from the same-store sales decrease and new stores, partially offset by reduced incentive compensation expense.

        Retail segment operating income decreased to $29.4 million, or 2.7% of sales in the first quarter of 2008, compared to $64.6 million, or 5.5% of sales, in the first quarter of 2007.

Corporate and Other

        Corporate and Other expenses decreased to $10.4 million in the first quarter of 2008 from $14.4 million in the first quarter of 2007, due primarily to lower incentive compensation expense and reduced legacy-related costs.

Integration Activities and Facility Closures

        The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically viable. The Company records a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred. At March 29, 2008, $18.3 million of the reserve for integration and facility closures was included in accrued expenses and other liabilities, and $51.7 million was included in other long-term obligations in the Consolidated Balance Sheets. The integration and facility closure reserve included $67.0 million for estimated future lease obligations, which represents the estimated net present value of the lease obligations and is net of anticipated sublease income of approximately $68.3 million.

        Integration and facility closure reserve account activity during the first quarter of 2008 and 2007, was as follows:

	Lease\ Contract Terminations	Severance\ Retention	Other	Total
	(Thousands)
Balance at December 29, 2007	$73,231	$2,414	$1,417	$77,062
Changes to estimated costs included in income	478	—	—	478
Cash payments	(7,462)	(418)	(449)	(8,329)
Accretion	755	—	—	755

Balance at March 29, 2008	$67,002	$1,996	$968	$69,966

	Lease\ Contract Terminations	Severance\ Retention	Other	Total
	(Thousands)
Balance at December 30, 2006	$107,824	$10,838	$3,142	$121,804
Changes to estimated costs included in income	—	—	—	—
Cash payments	(15,125)	(3,019)	(351)	(18,495)
Accretion	1,044	—	—	1,044

Balance at March 31, 2007	$93,743	$7,819	$2,791	$104,353

Liquidity and Capital Resources

        As of March 29, 2008, we had $211.4 million of cash and cash equivalents and $368.3 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes. We also had $22.4 million of restricted investments on deposit which are pledged to secure a portion of the outstanding debt. As of December 29, 2007, we had $152.6 million of cash and cash equivalents, $398.4 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes, and $22.4 million of restricted investments. During the first quarter of 2008 we decreased our net debt (total debt excluding the timber securitization notes less cash and restricted investments) by $88.9 million.

        Our ratio of current assets to current liabilities was 1.68:1 at March 29, 2008 compared with a ratio of 1.61:1 at December 29, 2007.

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

Operating Activities

        OfficeMax's operating activities generated $142.4 million of cash during the first quarter of 2008, while using $80.9 million of cash during the first quarter of 2007. For the first quarter of 2008, items in net income provided $100.2 million of cash and included $23.0 million of distributions received from affiliates of Boise Cascade, L.L.C. Changes in working capital in the first quarter of 2008 provided $42.2 million in cash primarily due to reduced receivables and inventories resulting from the decreased sales and improved inventory purchasing, planning and fulfillment, which were partially offset by reduced accounts payable. In the first quarter of 2007, items in net income provided $101.5 million of cash, and changes in working capital used $182.4 million of cash, primarily due to a reduction in accounts payable and included $2.8 million related to distributions received from affiliates of Boise Cascade, L.L.C.

Investment Activities

        Our investing activities used $33.0 million of cash during the first quarter of 2008, compared to $28.1 million during the first quarter of 2007. Investment activities during the first quarter of 2008 consisted of expenditures for property and equipment. We expect our capital investments in 2008 to total between $200 and $220 million, excluding acquisitions. Our capital spending in 2008 is expected to be for leasehold improvements, new stores, remodeling projects, quality and efficiency projects, replacement projects and integration projects. In 2008, we expect to open up to 40 new domestic stores, mostly in existing markets, and to remodel approximately 60 domestic stores.

Financing Activities

        Our financing activities used $50.3 million of cash during the first quarter of 2008, compared with $33.9 million during the first quarter of 2007. Dividend payments totaled $11.5 million and $11.2 million during the first quarter of 2008 and 2007, respectively. In both years, our quarterly dividend was 15 cents per common share. During the first quarter of 2008, we used $30.5 million of cash to reduce debt as compared to $25.7 million for the same period in 2007. Excluding the timber securitization notes, our debt-to-equity ratio was 0.16:1 at March 29, 2008 and 0.17:1 at December 29, 2007.

        Our debt structure consists of credit agreements, note agreements and other borrowings. Information regarding our debt structure is included below. For additional information, see Note 12, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 29, 2007.

Credit Agreements

        On July 12, 2007, we entered into an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with a group of banks. The Loan Agreement amended our existing revolving credit facility and replaced our accounts receivable securitization program. The Loan Agreement permits us to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The revolving credit facility may be increased (up to a maximum of $800 million) at our request or reduced from time to time, in each case according to terms detailed in the Loan Agreement. There were no borrowings outstanding under our revolving credit facilities as of March 29, 2008 or December 29, 2007. There were no borrowings outstanding during the first quarter of 2008 or 2007. Letters of credit, which may be issued under the revolving credit facility up to a maximum of $250 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolving credit facility totaled $70.5 million as of March 29, 2008 and $85.5 million as of December 29, 2007. As of March 29, 2008, the maximum aggregate borrowing amount available under the revolving credit facility was $652.6 million and excess availability under the revolving credit facility totaled $582.1 million. The Loan Agreement allows the payment of dividends subject to availability restrictions and so long as no default has occurred. At March 29, 2008, we were in compliance with all covenants under the Loan Agreement. The Loan Agreement expires on July 12, 2012.

        Borrowings under the revolving credit facility bear interest at rates based on either the prime rate or the London Interbank Offered Rate ("LIBOR"). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolving credit facility depending on the level of average excess availability. Fees on letters of credit issued under the revolving credit facility were charged at a weighted average rate of 0.875% during the first quarter of 2008. We are charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit.

        As of March 29, 2008, Grupo OfficeMax, our 51%-owned joint venture in Mexico, had short term borrowings of $16.3 million consisting of three loans with balances of $6.8 million, $4.8 million and $4.7 million, respectively. Two of these loans are promissory notes payable during the second quarter of 2008. The third loan is a simple revolving loan. As of December 29, 2007, Grupo OfficeMax had short term borrowings of $14.2 million consisting of three loans with balances of $4.6 million, $4.6 million and $5.0 million, respectively. Two of these loans were promissory notes that were refinanced in the first quarter of 2008. The third loan was a simple revolving loan. The financing for Grupo OfficeMax is unsecured with no recourse against the Company.

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

        As a result of these transactions, we received $1,470 million in cash from the OMXQ's, and over 15 years will earn approximately $82.5 million per year in interest income on the timber installment notes receivable and incur annual interest expense of approximately $80.5 million on the securitization notes. The pledged timber installment notes receivable and nonrecourse securitization notes will mature in 2020 and 2019, respectively. The securitization notes have an initial term that is approximately three months shorter than the installment notes. We expect to refinance our ownership of the installment notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the securitization notes to the maturity of the installment notes.

        The original entities issuing the credit enhanced timber installment notes are variable-interest entities (the "VIE's") under FASB Interpretation 46R, "Consolidation of Variable Interest Entities." The OMXQ's are considered to be the primary beneficiary, and therefore, the VIE's are required to be consolidated with the OMXQ's, which are also the issuers of the securitization notes. As a result, the accounts of the OMXQ's have been consolidated into those of their ultimate parent, OfficeMax. The effect of our consolidation of the OMXQ's is that the securitization transaction is treated as a financing, and both the timber notes receivable and the securitization notes payable are reflected in the Consolidated Balance Sheets.

Note Agreements

        In October 2003, we issued 6.50% senior notes due in 2010 and 7.00% senior notes due in 2013. At the time of issuance, the senior note indentures contained a number of restrictive covenants, substantially all of which have since been eliminated through the execution of supplemental indentures as described below. On November 5, 2004, we repurchased substantially all of the outstanding 6.50% senior notes and received the requisite consents to adopt amendments to the indenture pursuant to a tender offer for these securities. As a result, we and the trustee executed a supplemental indenture that eliminated substantially all of the restrictive covenants, certain events of default and related provisions, and replaced them with the covenants contained in our other public debt. Those covenants include a limitation on mergers and similar transactions, a restriction on secured transactions involving Principal Properties, as defined, and a restriction on sale and leaseback transactions involving Principal Properties.

        In December 2004, both Moody's Investors Service, Inc. and Standard & Poor's Rating Services upgraded the credit rating on our 7.00% senior notes to investment grade as a result of actions we took to collateralize the notes by granting the note holders a security interest in certain investments maturing in 2008 (the "Pledged Instruments"). These Pledged Instruments are reflected as restricted investments in the Consolidated Balance Sheets. As a result of these ratings upgrades, the original 7.00% senior note covenants have been replaced with the covenants found in our other public debt. The remaining Pledged Instruments continue to be subject to the security interest, and are reflected as restricted investments in the Consolidated Balance Sheets. Upon the maturity of the Pledged Instruments in 2008, we intend to reinvest the proceeds for a five year term.

Other

        Cash payments for interest, net of interest capitalized and including interest payments related to the timber securitization notes, were $4.9 million and $9.4 million for the quarters ended March 29, 2008 and March 31, 2007, respectively.

Contractual Obligations

        For information regarding contractual obligations, see the caption "Contractual Obligations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 29, 2007. In the first quarter of 2007, we adopted Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of Financial Accounting Standards Board (FASB) Statement No. 109", see Note 7, Income Taxes, of "Notes to Quarterly Consolidated Financial Statements (Unaudited)" in this Form 10-Q. As of March 29, 2008, we had approximately $18.7 million of total gross unrecognized tax benefits.

        In accordance with the terms of a joint-venture agreement between the Company and the minority owner of the Company's subsidiary in Mexico (Grupo OfficeMax), the Company can be required to purchase the minority owner's 49% interest in the subsidiary if certain earnings targets are achieved. At March 29, 2008, Grupo OfficeMax had met these earnings targets. The earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to put its ownership interest to the Company, the purchase price would be equal to fair value, calculated based on the subsidiary's earnings before interest, taxes and depreciation and amortization for the last four quarters, and the current market multiples for similar companies. The fair value purchase price at March 29, 2008 is estimated to be $50 million to $55 million.

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

        On July 12, 2007, we entered into a new loan agreement (See Note 12, Debt, of the notes to Consolidated Financial Statements in "Item 8, Financial Statements and Supplementary Data" in our Annual Report on Form 10-K for the year ended December 29, 2007.) The new loan agreement amended our existing revolving credit facility and replaced our accounts receivable securitization program. The transferred accounts receivable under the accounts receivable securitization program at that date were refinanced with borrowings under the new loan agreement and excess cash. We no longer sell any of our accounts receivable.

        For information regarding off-balance-sheet activities and guarantees, see Note 9, Sales of Accounts Receivable, of "Notes to Quarterly Consolidated Financial Statements (Unaudited)" in this Form 10-Q and the caption "Off-Balance-Sheet Activities and Guarantees" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 29, 2007. Except as discussed below, at March 29, 2008, there had not been a material change to the information regarding off-balance-sheet-activities and guarantees disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007.

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

Environmental

        For information regarding environmental issues, see the caption "Environmental" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 29, 2007.

Critical Accounting Estimates

        For information regarding critical accounting estimates, see the caption "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 29, 2007.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding market risk see the caption "Disclosures of Financial Market Risk" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 29, 2007. At March 29, 2008, there had not been a material change to the information regarding market risk disclosed in the Company's Annual Report on Form 10-K for the year ended December 29, 2007.

ITEM 4.    CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be included in this quarterly report is made known to them by others on a timely basis and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Controls over Financial Reporting

        There was no change in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position or results of operations. For information concerning legal proceedings, see "Item 3. Legal Proceedings" and Note 18, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 29, 2007. In addition, on March 26, 2008, the court entered an order dismissing the putative derivative action, Homstrom v Harad, et. al.

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

        Intense competition in our markets could harm our ability to maintain profitability.    Domestic and international office products markets are highly and increasingly competitive. Customers have many options when purchasing office supplies and paper, print and document services, technology products and solutions and office furniture. We compete with worldwide contract stationers, office supply superstores, mass merchandisers, wholesale clubs, computer and electronics superstores, Internet merchandisers, direct-mail distributors, discount retailers, drugstores, supermarkets and thousands of local and regional contract stationers. In addition, an increasing number of manufacturers of computer hardware, software and peripherals, including some of our suppliers, have expanded their own direct marketing efforts. The other large office supply superstores have increased their presence in close proximity to our stores in recent years and are expected to continue to do so in the future. In addition, many of our competitors have expanded their office products assortment, and we expect they will continue to do so. In recent years, two package delivery companies have established retail stores that compete directly with us for copy, printing, packaging and shipping business, and offer a limited assortment of office products and services similar to the ones we offer. We anticipate increasing competition from our two domestic office supply superstore competitors and various other competitors, including the two package delivery companies, for print-for-pay and related services. Print and documents services, or print-for-pay, and related services have historically been a key point of difference for OfficeMax stores and are expected to become an increasingly more important part of our future strategies. Any or all of our competitors may become even more aggressive in the future. Increased competition in the office products markets, together with increased advertising, has heightened price awareness among end-users. Such heightened price awareness has led to margin pressure on office products and impacted the results of both our Retail and Contract segments. In addition to price, competition is also based on customer service, the quality and breadth of product selection, and convenient locations. Some of our competitors are larger than us and have greater financial resources, which affords them greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively than we can.

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

        Economic conditions directly influence our operating results.    Economic conditions, both domestically and abroad, directly influence our operating results. Current and future economic conditions, including the level of unemployment, energy costs, inflation, availability of credit, and the financial condition and growth prospects of our customers may adversely affect our business and the results of our operations.

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

        Our business may be adversely affected by the actions of and risks associated with our third-party vendors.    We are a reseller of other manufacturer's branded items and are therefore dependent on the availability and pricing of key products including ink, toner, paper and technology products. As a reseller, we cannot control the supply, design, function or cost of many of the products we offer for sale. Disruptions in the availability of these products may adversely affect our sales and result in customer dissatisfaction. Further, we cannot control the cost of manufacturers' products and cost increases must either be passed along to our customers or will result in erosion of our earnings. Failure to identify desirable products and make them available to our customers when desired and at attractive prices could have an adverse effect on our business and results of operations.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Information concerning our stock repurchases during the three months ended March 29, 2008 is below. All stock was withheld to satisfy our tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 29, 2007 - January 26, 2008	1,185	$20.00	—	—
January 27 - February 23, 2008	260,263	$23.73	—	—
February 24 - March 29, 2008	5,927	$20.31	—	—

Total	267,375	$23.57	—	—

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

ITEM 5.    OTHER INFORMATION

        The form of 2008 Restricted Stock Unit Award Agreement pursuant to which long-term incentive grants are made, first filed by the Company as Exhibit 99.3 to the Company's Current Report on Form 8-K dated February 26, 2008, has been amended to state that participants must be employed by the Company in order for the restricted stock units to vest (subject to exceptions in certain circumstances including involuntary termination, death, disability or retirement, in which case a pro rata amount of units will vest and be paid if the participant was employed with the Company for a minimum of six months during fiscal years 2008 and/or 2009). This disclosure and the amended Time Based RSU Award Agreement are included in this Item 5 in lieu of amending the Form 8-K dated February 26, 2008. The form of the amended Time Based RSU Award Agreement is filed as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference. This summary does not purport to be complete and is subject to and qualified in its entirety by reference to the text of the form of Time Based RSU Award Agreement.

ITEM 6.    EXHIBITS

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

OFFICEMAX INCORPORATED
/s/ DON CIVGIN Don Civgin Executive Vice President and Chief Financial Officer (As Duly Authorized Officer and Principal Financial Officer)

Date: May 7, 2008

OFFICEMAX INCORPORATED
INDEX TO EXHIBITS

        Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 29, 2008

Number	Description
3.1(1)	Restated Certificate of Incorporation, as amended and restated to date
3.2(2)	Bylaws, as amended April 23, 2008
10.1(3)	Form of 2008 Annual Incentive Award Agreement
10.2(4)	Form of 2008 Restricted Stock Unit Award Agreement (Performance Based)
10.3*	Form of 2008 Restricted Stock Unit Award Agreement (Time Based)
31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated

*
Filed with this Form 10-Q.

(1)
Exhibit 3.1 was filed under the same exhibit number in our Current Report on Form 8-K dated May 1, 2007, and is incorporated herein by reference.

(2)
Exhibit 3.2 was filed under exhibit number 3.2 in our Current Report on Form 8-K dated April 29, 2008, and is incorporated herein by reference.

(3)
Exhibit 10.1 was filed under exhibit number 99.1 in our Current Report on Form 8-K dated February 26, 2008, and is incorporated herein by reference.

(4)
Exhibit 10.2 was filed under exhibit number 99.2 in our Current Report on Form 8-K dated February 26, 2008, and is incorporated herein by reference.

QuickLinks

TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
OfficeMax Incorporated and Subsidiaries Consolidated Statements of Income (thousands, except per-share amounts)
OfficeMax Incorporated and Subsidiaries Consolidated Balance Sheets (thousands, except share and per-share amounts)
OfficeMax Incorporated and Subsidiaries Consolidated Statements of Cash Flows (thousands)
Notes to Quarterly Consolidated Financial Statements (Unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II—OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 1A. RISK FACTORS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURES
OFFICEMAX INCORPORATED INDEX TO EXHIBITS