Form 10-Q
period 2008-06-28
OFFICEMAX INC
filed 2008-08-07
CIK 12978

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2008
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-5057

OFFICEMAX INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0100960 (I.R.S. Employer Identification No.)
263 Shuman Boulevard	60563
Naperville, Illinois (Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐        No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of August 1, 2008

Common Stock, $2.50 par value	75,934,886

 PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Income (Loss)

(thousands, except per-share amounts)

	Three Months Ended
	June 28, 2008	June 30, 2007
	(unaudited)
Sales	$1,984,641	$2,132,417
Cost of goods sold and occupancy costs	1,501,063	1,596,619

Gross profit	483,578	535,798
Operating expenses:
Operating and selling	372,709	392,581
General and administrative	72,554	88,719
Goodwill and other asset impairments	935,340	—
Other operating (income) expense, net	5,540	(1,447)

Operating income (loss)	(902,565)	55,945
Interest expense	(29,642)	(29,959)
Interest income	21,682	21,776
Other income (expense), net	88	(2,232)

Income (loss) before income taxes and minority interest	(910,437)	45,530
Income taxes	16,320	(17,757)

Income (loss) before minority interest	(894,117)	27,773
Minority interest, net of income tax	(103)	(337)

Net income (loss)	(894,220)	27,436
Preferred dividends	(1,052)	(1,008)

Net income (loss) applicable to common shareholders	$(895,272)	$26,428

Income (loss) per common share:
Basic	$(11.79)	$0.35
Diluted	$(11.79)	$0.35

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Income (Loss)

(thousands, except per-share amounts)

	Six Months Ended
	June 28, 2008	June 30, 2007
	(unaudited)
Sales	$4,287,562	$4,568,671
Cost of goods sold and occupancy costs	3,216,156	3,409,649

Gross profit	1,071,406	1,159,022
Operating expenses:
Operating and selling	797,098	813,349
General and administrative	154,762	182,656
Goodwill and other asset impairments	935,340	—
Other operating (income) expense, net	8,153	(3,023)

Operating income (loss)	(823,947)	166,040
Interest expense	(59,322)	(60,075)
Interest income	43,581	44,814
Other income (expense), net	20,705	(5,680)

Income (loss) before income taxes and minority interest	(818,983)	145,099
Income taxes	(10,935)	(56,589)

Income (loss) before minority interest	(829,918)	88,510
Minority interest, net of income tax	(959)	(2,535)

Net income (loss)	(830,877)	85,975
Preferred dividends	(2,027)	(2,015)

Net income (loss) applicable to common shareholders	$(832,904)	$83,960

Income (loss) per common share:
Basic	$(10.99)	$1.12
Diluted	$(10.99)	$1.10

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	June 28, 2008	December 29, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$155,922	$152,637
Receivables, net	661,040	714,951
Related party receivables	6,379	5,927
Inventories	1,012,527	1,088,312
Deferred income taxes	135,182	185,070
Other current assets	75,153	57,804

Total current assets	2,046,203	2,204,701
Property and equipment:
Land and land improvements	38,130	38,230
Buildings and improvements	410,962	394,031
Machinery and equipment	869,205	847,348

Total property and equipment	1,318,297	1,279,609
Accumulated depreciation	(735,037)	(698,954)

Net property and equipment	583,260	580,655
Goodwill	369,190	1,216,804
Intangible assets, net	116,711	199,720
Investments in affiliates	175,000	175,000
Timber notes receivable	1,635,000	1,635,000
Restricted investments	22,377	22,377
Deferred charges	53,448	58,949
Other non-current assets	190,111	190,562

Total assets	$5,191,300	$6,283,768

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	June 28, 2008	December 29, 2007
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$31,804	$14,197
Current portion of long-term debt	17,716	34,827
Accounts payable:
Trade	746,120	831,101
Related parties	33,694	30,184
Accrued expenses and other current liabilities:
Compensation and benefits	119,839	125,983
Other	274,752	334,417

Total current liabilities	1,223,925	1,370,709
Long-term debt:
Long-term debt, less current portion	334,263	349,421
Timber notes securitized	1,470,000	1,470,000

Total long-term debt	1,804,263	1,819,421
Other long-term obligations:
Compensation and benefits	186,879	200,283
Deferred gain on sale of assets	179,757	179,757
Other long-term obligations	343,486	402,984

Total other long-term obligations	710,122	783,024
Minority interest	35,038	32,042
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 1,001,560 and 1,110,867 shares outstanding	45,070	49,989
Common stock—$2.50 par value; 200,000,000 shares authorized; 75,934,846 and 75,397,094 shares outstanding	189,825	188,481
Additional paid-in capital	911,841	922,414
Retained earnings	240,244	1,095,950
Accumulated other comprehensive income	30,972	21,738

Total shareholders' equity	1,417,952	2,278,572

Total liabilities and shareholders' equity	$5,191,300	$6,283,768

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(thousands)

	Six Months Ended
	June 28, 2008	June 30, 2007
	(unaudited)
Cash provided by operations:
Net income	$(830,877)	$85,975
Items in net income not using (providing) cash:
Earnings from affiliates	(3,121)	(3,023)
Depreciation and amortization	70,141	65,106
Non-cash impairment charge	935,340	—
Minority interest, net of income tax	959	2,535
Discontinued operations	—	144
Other	(3,693)	18,946
Changes other than from acquisition of business:
Receivables	56,524	32,886
Inventories	77,839	18,359
Accounts payable and accrued liabilities	(103,453)	(253,383)
Current and deferred income taxes	(24,425)	20,643
Other	(40,600)	53,969

Cash provided by operations	134,634	42,157
Cash used for investment:
Expenditures for property and equipment	(75,962)	(59,440)
Other	9,284	(1,948)

Cash used for investment	(66,678)	(61,388)
Cash used for financing:
Cash dividends paid	(22,884)	(24,453)
Borrowings, net	4,292	6,985
Payments of long-term debt	(34,784)	(25,474)
Proceeds from exercise of stock options	—	5,211
Other	(11,328)	(2,879)

Cash used for financing	(64,704)	(40,610)
Effect of exchange rates on cash and cash equivalents	33	(1,614)
Increase (decrease) in cash and cash equivalents	3,285	(61,455)
Cash and cash equivalents at beginning of period	152,637	282,070

Cash and cash equivalents at end of period	$155,922	$220,615

See accompanying notes to quarterly consolidated financial statements

 Notes to Quarterly Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

        OfficeMax Incorporated ("OfficeMax," the "Company" or "we") is a leader in both business-to-business and retail office products distribution. The Company provides office supplies and paper, print and document services, technology products and solutions and furniture to large, medium and small businesses, government offices, and consumers. OfficeMax customers are serviced by approximately 32,000 associates through direct sales, catalogs, the Internet and a network of retail stores located throughout the United States, Canada, Australia, New Zealand and Mexico.

        The accompanying quarterly consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries as well as those of variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements are for the thirteen and twenty-six week periods ended on June 28, 2008 (also referred to as the "second quarter of 2008" and "year-to-date 2008", respectively) and the thirteen and twenty-six week periods ended on June 30, 2007 (also referred to as the "second quarter of 2007" and "year-to-date 2007", respectively). The Company's fiscal year ends on the last Saturday in December. Due primarily to statutory audit requirements, the Company's international businesses maintain December 31 year-ends.

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

        The quarterly consolidated financial statements included herein have not been audited by an independent registered public accounting firm, but in the opinion of management, include all adjustments necessary to present fairly the results for the periods. Except as disclosed within these "Notes to Quarterly Consolidated Financial Statements," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results which may be expected for a full year.

        Certain amounts included in the prior year financial statements have been revised to conform with the current year presentation. For the first six months of 2008, the Company separately presented the effect of foreign exchange rate changes in the Consolidated Statements of Cash Flows. These amounts were previously included in other operating activities and have been reclassified in order to be comparable to 2008. The effect of this revision on the amounts reported for 2007 was not material.

        In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109." This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes." The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Interpretation was effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 effective at the beginning of fiscal year 2007. (See Note 7, Income Taxes)

1. Basis of Presentation (Continued)

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

2. Other Operating (Income) Expense, Net

        The components of "Other operating (income) expense, net" in the Consolidated Statements of Income are as follows:

	Quarter Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(thousands)
Severance, reorganization and other related activities (a)	$10,200	$—	$14,374	$—
Gain related to Voyageur Panel (b)	(3,100)	—	(3,100)	—
Earnings from affiliates (see Note 11)	(1,560)	(1,447)	(3,121)	(3,023)

	$5,540	$(1,447)	$8,153	$(3,023)

    (a)
    During the second quarter of 2008, the Company recorded a pre-tax charge of $10.2 million related to employee severance costs for the reorganization of the OfficeMax retail segment's store management. During the first quarter of 2008, the Company recorded pre-tax charges of $2.4 million related to the consolidation of the OfficeMax Contract segment's manufacturing facility in New Zealand, and $1.8 million related to employee severance costs for reorganization of the OfficeMax, Retail segment's field and Impress print and document services management organization.

    (b)
    During the second quarter of 2008, the Company recorded a $3.1 million pre-tax gain related primarily to the release of a warranty escrow established at the time of sale of Voyageur Panel in 2004, which was recorded in the Corporate segment.

3. Other Income (Expense), Net (Non-Operating)

        The components of Other income (expense), net (non-operating) in the Consolidated Statements of Income are as follows:

	Quarter Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(thousands)
Receivable securitization program costs	—	(2,623)	—	(5,260)
Distributions from affiliates (see Note 11)	—	—	20,480	(824)
Other	88	391	225	404

	$88	$(2,232)	$20,705	$(5,680)

4. Goodwill, Intangible Assets and Other Long-lived Assets

Impairment

        In July 2008, the Company made the determination to record an estimated non-cash impairment charge associated with goodwill, intangible assets and other long-lived assets of $935.3 million pre-tax, which is $909.3 million after-tax or $11.98 per share. This charge was measured and recognized on an estimated basis following the guidance in SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets," which require that the carrying value of long-lived assets be tested for impairment whenever circumstances indicate that impairment may exist.

4. Goodwill, Intangible Assets and Other Long-lived Assets (Continued)

        In the second quarter of 2008, management concluded that indicators of potential impairment were present and that an evaluation of the carrying values of goodwill, intangibles and other long-lived assets was therefore required. Management reached the conclusion that an impairment test was required to be performed during the second quarter based on its assessment of the conditions that have contributed to the Company's sustained low stock price and reduced market capitalization relative to the book value of its equity, including generally weak economic conditions, macroeconomic factors impacting industry business conditions, recent and forecasted segment operating performance, the increased competitive environment, and continued tightening of the credit markets, along with other factors. These conditions have resulted in lower levels of consumer and business spending, intense competition and industry consolidation. Weighing all of these factors, management determined that indicators of potential impairment had occurred and an interim test for impairment was required as of the end of the second quarter of 2008.

        Under SFAS No. 142, the measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. At the end of the second quarter, management completed a high level valuation of the fair value of our reporting units which incorporated existing market-based considerations as well as a discounted cash flow methodology based on current results and projections. Based on this evaluation, it was determined that the fair value of the Company was less than the carrying value. Following this assessment, SFAS No. 142 requires the Company to perform a second step in order to determine the implied fair value of each reporting unit's goodwill, and to compare it to the carrying value of the reporting unit's goodwill. The activities in the second step include hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit as if the reporting unit had been acquired in a business combination, which includes valuing all of the Company's intangibles, even if they are not currently recorded within the carrying value. Management has not completed the second step of the goodwill impairment test. However, a preliminary review of the significant intangible assets (trade name and customer contract values) was completed and considered in measuring the estimated impairment charge recorded during the second quarter of 2008.

        In addition, as required under SFAS No. 144, an interim impairment test of the Company's long-lived assets was also performed. Under SFAS 144, an impairment loss is recognized if the estimated future undiscounted cash flows derived from the asset are less than its carrying amount. The impairment loss is measured as the excess of the carrying value over the fair value of the asset, with fair value determined based on estimated future discounted cash flows.

        Following these reviews, the Company recorded an estimate of the impairment charge. The components of the estimated non-cash impairment charge consisted of $850 million of goodwill, $80 million of trade names and $5.3 million of fixed assets, comprised primarily of impairments of leasehold improvements at certain underperforming retail stores. The charge recorded was in the Retail segment ($471 million) and the Contract segment ($464 million). The impairment charge included a portion of goodwill that was not deductible for tax purposes, resulting in a tax benefit of $26 million or approximately three percent of the pre-tax charge amount.

        The estimates and assumptions made in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Accordingly, an adjustment to the estimated impairment charge will be required when the Company finalizes its analysis, which is expected to be completed by the end of 2008. Any such adjustment could be material, but will be non-cash.

4. Goodwill, Intangible Assets and Other Long-lived Assets (Continued)

Goodwill

        Information regarding goodwill by reporting unit and changes in balances since year end is presented below:

	OfficeMax, Contract	OfficeMax, Retail	Total
	(thousands)
Balance at December 29, 2007(1)	$830,804	$386,000	$1,216,804
Impairment charge	(464,000)	(386,000)	(850,000)
Effect of foreign currency translation	2,386	—	2,386

Balance at June 28, 2008	$369,190	$—	$369,190

(1)
Through December 29, 2007, the Company disclosed goodwill by segment rather than by reporting unit. The balances as of December 29, 2007 in the table above have been revised to report goodwill by reporting unit. As part of the acquisition of OfficeMax in 2003, the Company recorded the entire purchase price (except for the portion related to a small direct business and its associated goodwill which was immediately transferred to the Contract segment) within the Retail segment. However, at the time of the acquisition, $274 million of the goodwill was assigned to the Contract reporting unit relating to the expected synergies in this reporting unit from that acquisition. The Company included this amount in the carrying value of the Contract reporting unit in all subsequent annual impairment reviews. The balances as of December 29, 2007 in the table above have been revised to report goodwill by reporting unit, and to reflect this amount within the Contract reporting unit.

Acquired Intangible Assets

        Intangible assets represent the values assigned to trade names, customer lists and relationships, noncompete agreements and exclusive distribution rights of businesses acquired. The trade name assets have an indefinite life and are not amortized. The carrying values of trade names were reviewed in connection with the Company's interim impairment review, and approximately $80 million was written off as part of the impairment charge, as described above, recorded in the second quarter of 2008. No other impairments of intangible assets were recorded in this preliminary review. All other intangible assets are amortized on a straight-line basis over their expected useful lives. Customer lists and relationships are amortized over three to 20 years, noncompete agreements over their terms, which are generally three to five years, and exclusive distribution rights over ten years. Intangible assets consisted of the following:

	June 28, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$93,150	$—	$93,150
Customer lists and relationships	43,572	(25,152)	18,420
Noncompete agreements	12,878	(11,927)	951
Exclusive distribution rights	7,132	(2,942)	4,190

	$156,732	$(40,021)	$116,711

4. Goodwill, Intangible Assets and Other Long-lived Assets (Continued)

	December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,150	$—	$173,150
Customer lists and relationships	43,381	(23,072)	20,309
Noncompete agreements	12,884	(10,842)	2,042
Exclusive distribution rights	6,977	(2,758)	4,219

	$236,392	$(36,672)	$199,720

        Intangible asset amortization expense totaled $1.4 million and $2.9 million for the quarter and six months ended June 28, 2008, respectively. Intangible asset amortization expense totaled $1.4 million and $3.1 million for the quarter and six months ended June 30, 2007, respectively.

5. Integration Activities and Facility Closures

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

        Integration and facility closure reserve account activity during the first six months of 2008 and 2007 was as follows:

	Lease\ Contract Terminations	Severance\ Retention	Other	Total
	(thousands)
Balance at December 29, 2007	$73,231	$2,414	$1,417	$77,062
Charges to income	3,084	79	—	3,163
Changes to estimated costs included in income	(1,982)	(1,414)	—	(3,396)
Cash payments	(12,868)	(697)	(914)	(14,479)
Accretion	1,409	—	—	1,409

Balance at June 28, 2008	$62,874	$382	$503	$63,759

5. Integration Activities and Facility Closures (Continued)

	Lease\ Contract Terminations	Severance\ Retention	Other	Total
	(thousands)
Balance at December 30, 2006	$107,824	$10,838	$3,142	$121,804
Changes to estimated costs included in income	—	—	—	—
Cash payments	(24,122)	(4,948)	(1,072)	(30,142)
Accretion	1,973	—	—	1,973

Balance at June 30, 2007	$85,675	$5,890	$2,070	$93,635

        At June 28, 2008, approximately $17.3 million of the reserve for integration and facility closures was included in accrued expenses and other current liabilities and $46.5 million was included in other long-term obligations in the Consolidated Balance Sheets. At June 28, 2008, the integration and facility closure reserve included $62.9 million for estimated future lease obligations, which represents the estimated net present value of the lease obligations and is net of anticipated sublease income of $67.7 million.

6. Net Income (Loss) Per Common Share

        The computation of basic and diluted income (loss) per common share for the second quarter and first six months of 2008 and 2007 is as follows:

	Quarter Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(thousands, except per-share amounts)
Net income (loss)	$(894,220)	$27,436	$(830,877)	$85,975
Preferred dividends	(1,052)	(1,008)	(2,027)	(2,015)

Income (loss) available to common shareholders	$(895,272)	$26,428	$(832,904)	$83,960

Average shares—basic	75,916	75,344	75,781	75,168
Restricted stock, stock options and other	—	1,249	—	1,000

Average shares—diluted(a)(b)	75,916	76,593	75,781	76,168

Income (loss) per common share:
Basic	$(11.79)	$0.35	$(10.99)	$1.12
Diluted	$(11.79)	$0.35	$(10.99)	$1.10

(a)
The assumed conversion of outstanding preferred stock was anti-dilutive in all periods presented, and therefore no adjustment was required to determine diluted income (loss) per common share.

(b)
Options to purchase 1.6 million shares of common stock were outstanding during 2008, but were not included in the computation of diluted income (loss) per common share as the impact was anti-dilutive.

7. Income Taxes

        The Company adopted FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" effective at the beginning of fiscal year 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in

7. Income Taxes (Continued)

accordance with SFAS No. 109, "Accounting for Income Taxes." The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 28, 2008, the Company had $18.2 million of total gross unrecognized tax benefits. The reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

Amount
(thousands)
Balance at December 29, 2007	$33,128
Increase related to prior year tax positions	1,555
Decrease related to prior year tax positions	(4,123)
Increase related to current year tax positions	1,085
Settlements	(13,459)

Balance at June 28, 2008	$18,186

        Of the total gross unrecognized tax benefits at June 28, 2008, approximately $15.6 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The remaining balance of approximately $2.6 million, if recognized, would be recorded as an adjustment to goodwill and would not affect the effective tax rate. It is possible that the Company's liability for uncertain tax positions will be adjusted by the end of 2008. Any adjustments would result from the effective settlement of tax positions with various tax authorities. The effective tax rate for the second quarter and first six months of 2008 benefited from the recognition of $8.7 million in previously unrecognized tax benefits due to the settlement of a federal income tax audit through the 2005 tax year.

        The Company or its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and multiple state and foreign jurisdictions. Years prior to 2006 are no longer subject to U.S. Federal income tax examination. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2002.

        The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. As of June 28, 2008, the Company had $2.1 million of accrued interest and penalties associated with uncertain tax positions. Income tax expense for the first six months of 2008 includes a benefit of $1.3 million related to interest and penalties, reflecting interest accrued less the effect of adjustments on settlement.

        For the six months ended June 28, 2008 and June 30, 2007, the Company paid income taxes, net of refunds received, of $40.0 million and $43.4 million, respectively.

8. Comprehensive Income (Loss)

        Comprehensive income includes the following:

	Quarter Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(thousands)
Net income (loss)	$(894,220)	$27,436	$(830,877)	$85,975
Other comprehensive income:
Foreign currency translation adjustments, net of tax	7,393	36,168	6,773	41,110
Amortization of unrecognized retirement and benefit costs, net of tax	1,231	2,500	2,461	5,122

Comprehensive income (loss)	$(885,596)	$66,104	$(821,643)	$132,207

9. Discontinued Operations

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

        During 2005, the Company experienced unexpected difficulties in achieving anticipated levels of production at the facility. These issues delayed the process of identifying and qualifying a buyer for the business. While management made substantial progress in addressing the manufacturing issues that caused production to fall below plan, during the fourth quarter of 2005, the Company concluded that it was unable to attract a buyer in the near term and elected to cease operations at the facility during the first quarter of 2006. As of June 28, 2008, the Company had not identified a buyer for the facility.

        The liabilities of the facility are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets ($14.4 million at June 28, 2008 and $15.4 million at December 29, 2007, respectively). There were no assets related to this facility included in the Consolidated Balance Sheets at June 28, 2008 or December 29, 2007.

        See Note 2, Discontinued Operations, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 29, 2007 for additional information related to the discontinued operations.

10. Sales of Accounts Receivable

        Prior to July 2007, the Company sold, on a revolving basis, an undivided interest in a defined pool of receivables while retaining a subordinated interest in a portion of the receivables. The receivables were sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that was consolidated for financial reporting purposes. The Company continued servicing the sold receivables and charged the third party conduits a monthly servicing fee at market rates. The program qualified for sale treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." Expenses associated with the securitization program totaled $2.6 million for the second quarter of 2007 and $5.3 million for the first six months of 2007. These expenses related primarily to the loss on sale of receivables and discount on

10. Sales of Accounts Receivable (Continued)

retained interests, facility fees and professional fees associated with the program, and were included in the Consolidated Statements of Income.

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

11. Investments in Affiliates

        In connection with the sale of the paper, forest products and timberland assets in 2004 (the "Sale"), the Company invested $175 million in the equity units of affiliates of the buyer, Boise Cascade, L.L.C. A portion (approximately $66 million) of the equity units received in exchange for the Company's investment carries no voting rights. This investment is accounted for under the cost method as Boise Cascade, L.L.C. does not maintain separate ownership accounts for its members, and the Company does not have the ability to significantly influence its operating and financial policies. This investment is included in investments in affiliates in the Consolidated Balance Sheets. The Company reviewed financial information of Boise Cascade, L.L.C. and determined that there were no impairment indicators in the second quarter. However, the Company believes that recent economic conditions may impact the Boise Cascade, L.L.C. operations. The Company will continue to monitor and assess this investment for impairment indicators.

        The Boise Cascade, L.L.C. non-voting equity units accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June and December. The Company recognized dividend income on this investment of $1.6 million and $1.4 million in the second quarter of 2008 and 2007, respectively. The Company recognized dividend income on this investment of $3.1 million and $3.0 million in the first six months of 2008 and 2007, respectively. These amounts were recorded as other operating (income) expense, net in the Consolidated Statements of Income.

        The Company receives distributions from affiliates of Boise Cascade, L.L.C. for the income tax liability associated with allocated earnings of Boise Cascade, L.L.C. The portion of the tax distributions received related to non-voting equity units is recorded in the Consolidated Balance Sheets as a reduction in dividends receivable. The portion associated with voting equity units is recorded as income in other income (expense), net (non-operating) in the Consolidated Statements of Income. During the first six months of 2008 and 2007, the Company received distributions of $23.0 million and $2.8 million, respectively. The distribution received in 2008 included an amount related to the income tax liability associated with the allocated gain on the sale by Boise Cascade, L.L.C. of a majority interest in its paper and packaging and newsprint businesses during the first quarter of 2008.

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

13. Debt

Credit Agreements

        On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with a group of banks. The Loan Agreement amended the Company's existing revolving credit facility and replaced the Company's accounts receivable securitization program. The Loan Agreement permits the Company to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The revolving credit facility may be increased (up to a maximum of $800 million) at the Company's request or reduced from time to time, in each case according to terms detailed in the Loan Agreement. There were no borrowings outstanding under the Company's revolving credit facilities as of June 28, 2008 or December 29, 2007. There were no borrowings outstanding during the first six months of 2008 or 2007. Letters of credit, which may be issued under the revolving credit facility up to a maximum of $250 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolving credit facility totaled $69.8 million as of June 28, 2008 and $85.5 million as of December 29, 2007. As of June 28, 2008, the maximum aggregate borrowing amount available under the revolving credit facility was $684.3 million and excess availability under the revolving credit facility totaled $614.5 million. The Loan Agreement allows the payment of dividends subject to availability restrictions and so long as no default has occurred. At June 28, 2008, the Company was in compliance with all covenants under the Loan Agreement. The Loan Agreement expires on July 12, 2012.

        Borrowings under the revolving credit facility bear interest at rates based on either the prime rate or the London Interbank Offered Rate ("LIBOR"). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolving credit facility depending on the level of average excess availability. Fees on letters of credit issued under the revolving credit facility were charged at a weighted average rate of 0.875% during the second quarter of 2008. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit.

        As of June 28, 2008, Grupo OfficeMax, our 51% owned joint venture in Mexico, had short term borrowings of $31.8 million consisting of four loans with balances of $11.9 million, $5.0 million, $9.9 million and $5.0 million, respectively. All of the loans are promissory notes, three are payable in the third quarter of 2008, and the fourth loan is payable in the second quarter of 2009. As of December 29, 2007, Grupo OfficeMax had short term borrowings of $14.2 million consisting of three loans with balances of $4.6 million, $4.6 million and $5.0 million, respectively. Two of these loans were promissory notes that were refinanced in the second quarter of 2008. The third loan was a simple revolving loan. The financing for Grupo OfficeMax is unsecured with no recourse against the Company.

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

        As a result of these transactions, OfficeMax received $1,470 million in cash from the OMXQ's, and over 15 years will earn approximately $82.5 million per year in interest income on the timber

13. Debt (Continued)

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

        In December 2004, both Moody's Investors Service, Inc. and Standard & Poor's Rating Services upgraded the credit rating on the Company's 7.00% senior notes to investment grade as a result of actions the Company took to collateralize the notes by granting the note holders a security interest in certain investments maturing in 2008 (the "Pledged Instruments"). These Pledged Instruments are reflected as restricted investments in the Consolidated Balance Sheets. As a result of these ratings upgrades, the original 7.00% senior note covenants have been replaced with the covenants found in the Company's other public debt. The remaining Pledged Instruments continue to be subject to the security interest, and are reflected as restricted investments in the Consolidated Balance Sheets. Upon the maturity of the Pledged Instruments in the fourth quarter of 2008, the Company intends to reinvest the proceeds for a five year term or use the proceeds to redeem the 7.00% senior notes.

Other

        The Company has various unsecured debt outstanding, including approximately $189.9 million of revenue bonds due in varying amounts through 2029. Approximately $69.2 million of these obligations may be called in 2008 due to a potential adverse determination regarding the exempt status of interest on the bonds from the Internal Revenue Service ("IRS"). The Company is currently planning to appeal the proposed IRS determination. The $69.2 million of debt is classified as long-term debt in the Consolidated Balance Sheets as the Company intends to utilize its long-term revolving credit facility to fund any required payment.

13. Debt (Continued)

        Cash payments for interest, net of interest capitalized, were $9.8 million and $14.7 million for the quarter and six months ended June 28, 2008, respectively, and $11.2 million and $20.6 million for the quarter and six months ended June 30, 2007, respectively.

14. Retirement and Benefit Plans

        The following represents the components of net periodic pension and other postretirement benefit costs (income):

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(thousands)
Service cost	$533	$419	$70	$69
Interest cost	19,517	19,270	328	260
Expected return on plan assets	(22,520)	(22,254)	—	—
Recognized actuarial loss	2,949	5,055	77	82
Amortization of prior service costs and other	—	—	(1,021)	(900)

Net periodic benefit cost (income)	$479	$2,490	$(546)	$(489)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
	(thousands)
Service cost	$1,066	$838	$143	$165
Interest cost	39,033	38,542	651	649
Expected return on plan assets	(45,039)	(44,509)	—	—
Recognized actuarial loss	5,898	10,110	142	244
Amortization of prior service costs and other	—	—	(2,022)	(1,904)

Net periodic benefit cost (income)	$958	$4,981	$(1,086)	$(846)

        The minimum contribution requirement for 2008 is approximately $9.4 million, of which $1.3 million has been contributed as of June 28, 2008.

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

        Substantially all products sold by OfficeMax, Contract and OfficeMax, Retail are purchased from independent third-party manufacturers or industry wholesalers, except office papers. These segments purchase office papers primarily from the paper operations of Boise Inc., the former paper manufacturing business of Boise Cascade, L.L.C., under a 12-year paper supply contract. (see Note 17, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 29, 2007 for additional information related to the paper supply contract).

        Corporate and Other includes corporate support staff services and related assets and liabilities.

        Management evaluates the segments based on operating profit before interest expense, income taxes, minority interest, extraordinary items and cumulative effect of accounting changes. The income and expense related to certain assets and liabilities that are reported in the Corporate and Other segment have been allocated to the Contract and Retail segments. Certain Corporate expenses are not allocated to the Contract and Retail segments.

        An analysis of our operations by segment is as follows:

	Sales		Income Before Taxes and Minority Interests(a)
			Quarter Ended
	Quarter Ended
			June 28, 2008	June 30, 2007
	June 28, 2008	June 30, 2007
	(thousands)
OfficeMax, Contract	$1,111,909	$1,197,166	$(416,823)	$41,019
OfficeMax, Retail	872,732	935,251	(480,662)	24,704
Corporate and Other	—	—	(5,080)	(9,778)

	$1,984,641	$2,132,417	(902,565)	55,945

Interest expense			(29,642)	(29,959)
Interest income and other			21,770	19,544

			$(910,437)	$45,530

15. Segment Information (Continued)

	Sales		Income Before Taxes and Minority Interests(a)
			Six Months Ended
	Six Months Ended
			June 28, 2008	June 30, 2007
	June 28, 2008	June 30, 2007
	(thousands)
OfficeMax, Contract	$2,307,005	$2,461,661	$(357,209)	$100,896
OfficeMax, Retail	1,980,557	2,107,010	(451,248)	89,293
Corporate and Other	—	—	(15,490)	(24,149)

	$4,287,562	$4,568,671	(823,947)	166,040

Interest expense			(59,322)	(60,075)
Interest income and other			64,286	39,134

			$(818,983)	$145,099

(a)
See Note 2, Other Operating (Income) Expense, Net and Note 3, Other Income (Expense), Net (Non-Operating) for an explanation of certain unusual items occurring during the second quarter and first six months of 2008 and 2007.

16. Commitments and Guarantees

        In addition to commitments for leases and long-term debt, and purchase obligations for goods and services and capital expenditures entered into in the normal course of business, the Company has various other commitments, guarantees and obligations that are described in Note 17, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 29, 2007. Except as discussed below, at June 28, 2008, there had not been a material change to the information regarding commitments, guarantees and contractual obligations disclosed in the Company's Annual Report on Form 10-K for the year ended December 29, 2007.

        In accordance with the terms of a joint-venture agreement between the Company and the minority owner of the Company's subsidiary in Mexico (Grupo OfficeMax), the Company can be required to purchase the minority owner's 49% interest in the subsidiary if certain earnings targets are achieved. At June 28, 2008, Grupo OfficeMax had met these earnings targets. The earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to put its ownership interest to the Company, the purchase price would be equal to fair value, calculated based on the subsidiary's earnings before interest, taxes and depreciation and amortization for the last four quarters, and the current market multiples for similar companies. The fair value purchase price at June 28, 2008 is estimated to be between $40 million and $45 million.

17. Legal Proceedings and Contingencies

        We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position or results of operations. For information concerning legal proceedings, see "Item 3. Legal Proceedings" and Note 18, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 29, 2007 and "Part II, Item 1. Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2008. In addition, our

17. Legal Proceedings and Contingencies (Continued)

disclosure regarding the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") is updated as follows:

        We have been notified that we are a "potentially responsible party" under CERCLA or similar federal and state laws, or have received a claim from a private party, with respect to certain sites where hazardous substances or other contaminants are or may be located. Generally, these sites relate to operations either no longer owned by the Company or are unrelated to its ongoing operations. In some cases, we are one of a number of potentially responsible parties. For sites where a range of potential liability can be determined, we have established appropriate reserves. We believe we have minimal responsibility at other sites. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position, our results of operations, or our cash flows.

18. Share Based Payments

        The Company sponsors several share-based compensation plans, which are described below. Compensation costs associated with these plans are accounted for in accordance with the provisions of SFAS No. 123R, "Share Based Payments." As a result of changes in estimates, including estimates related to certain performance criteria, the Company recognized a benefit of $4.5 million and $2.8 million, respectively, related to share-based payments in the second quarter and first six months of 2008. The Company recognized expense of $6.9 million and $14.4 million, respectively, related to share-based payments in the second quarter and first six months of 2007. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. Due to the share-based compensation benefit recognized in the second quarter of 2008, the Company recognized income tax expense of $1.7 million and $1.1 million, respectively, in the Consolidated Statements of Income for share-based compensation arrangements in the second quarter and first six months of 2008. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $2.7 million and $5.6 million for the second quarter and first six months of 2007.

2003 Director Stock Compensation Plan and OfficeMax Incentive and Performance Plan

        In February 2003, the Company's Board of Directors adopted the 2003 Director Stock Compensation Plan (the "2003 DSCP") and the 2003 OfficeMax Incentive and Performance Plan (the "2003 Plan"), formerly named the 2003 Boise Incentive and Performance Plan, which were approved by shareholders in April 2003.

        A total of 57,187 shares of common stock are reserved for issuance under the 2003 DSCP. Prior to December 8, 2005, the 2003 DSCP permitted non-employee directors to elect to receive some or all of their annual retainer and meeting fees in the form of discounted options to purchase shares of the Company's common stock. Non-employee directors who elected to receive a portion of their compensation in the form of stock options did not receive cash for that portion of their compensation. The difference between the $2.50-per-share exercise price of the options and the market value of the common stock on the date of grant was equal to the cash compensation that participating directors elected to forego and was recognized as compensation expense in the Consolidated Statements of Income. On December 8, 2005, the Board of Directors amended the 2003 DSCP to require the exercise price of any options issued to be fair market value. On February 14, 2007, the Board of Directors

18. Share Based Payments (Continued)

amended the 2003 DSCP to eliminate the choice to receive stock options. All options granted under the 2003 DSCP expire three years after the holder ceases to be a director.

        The 2003 Plan was effective January 1, 2003, and replaced the Key Executive Performance Plan for Executive Officers, Key Executive Performance Plan for Key Executives/Key Managers, 1984 Key Executive Stock Option Plan ("KESOP"), Key Executive Performance Unit Plan ("KEPUP") and Director Stock Option Plan ("DSOP"). No grants or awards have been made under the Key Executive Performance Plans, KESOP, KEPUP, or DSOP since 2003 and no future grants or awards will be made under these plans. A total of 10,194,647 shares of common stock are reserved for issuance under the 2003 Plan. The Company's executive officers, key employees and nonemployee directors are eligible to receive awards under the 2003 Plan at the discretion of the Executive Compensation Committee of the Board of Directors. Eight types of awards may be granted under the 2003 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, annual incentive awards and stock bonus awards.

Restricted Stock and Restricted Stock Units

        In the first six months of 2008, the Company granted to employees 1,187,700 restricted stock units ("RSUs"). The weighted-average grant-date fair value of the RSUs was $23.60. As of June 28, 2008, 1,135,605 of these RSUs remained outstanding which vest after defined service periods as follows: 278,657 in 2010 and 856,948 in 2011. Nearly half of the RSUs granted in 2008 also require certain performance criteria to be met.

        In 2007, the Company granted to employees and non-employee directors 786,282 RSUs. The weighted-average grant-date fair value of the RSUs was $50.09. As of June 28, 2008, 629,817 of these RSUs remained outstanding which vest after defined service periods as follows: 37,933 units in 2008, 295,942 in 2009 and 295,942 in 2010. Nearly all of the RSUs granted to employees in 2007 also require certain performance criteria to be met. During the second quarter, management concluded that it was probable that these performance criteria would not be met for the 2007 plan. As a result, during the second quarter of 2008, the Company reversed $8 million in incentive compensation from previous accruals.

        In 2006, the Company granted to employees and non-employee directors 1,621,235 RSUs. The weighted-average grant-date fair value of the RSUs was $27.36. As of June 28, 2008, 543,729 of these RSUs remained outstanding all of which vest after defined service periods in 2009. All of the RSUs granted to employees in 2006 also require certain performance criteria, which have already been met.

        In 2005, the Company granted to employees and non-employee directors 728,123 RSUs. The weighted-average grant-date fair value of the RSUs was $33.15. As of June 28, 2008, 48,567 of these RSUs remained outstanding, which vest after defined service periods as follows: 42,567 units in 2008 and 3,000 units in both 2009 and 2010.

        In 2004, the Company granted 14,765 shares of restricted stock to non-employee directors. The restricted stock granted to directors vests six months from their termination or retirement from board service and 7,170 of these restricted stock shares remain outstanding at June 28, 2008.

        Restricted stock shares are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed. RSUs are convertible into one common share after the restriction has lapsed. No entries are made in the financial statements on the grant date of restricted stock and RSU awards. The Company recognizes compensation expense related to these awards over the vesting periods based on the closing prices of the Company's common stock on the grant dates. If these awards contain performance criteria, management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. As a result of changes in estimates, including estimates

18. Share Based Payments (Continued)

related to certain performance criteria, the Company recognized a benefit of $4.6 million and $3.0 million, respectively, of pretax compensation and a corresponding reduction in paid-in capital related to restricted stock and RSU awards in the second quarter and first six months of 2008. For the quarter and six months ended June 30, 2007, the Company recognized $6.8 million and $14.1 million, respectively, of pretax compensation expense and additional paid-in capital related to restricted stock and RSU awards.

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

Stock Units

        The Company has a shareholder approved deferred compensation program for certain of its executive officers that allows them to defer a portion of their cash compensation. Previously, these officers could allocate their deferrals to a stock unit account. Each stock unit was equal in value to one share of the Company's common stock. The Company matched deferrals used to purchase stock units with a 25% Company allocation of stock units. The value of deferred stock unit accounts is paid in shares of the Company's common stock when an officer retires or terminates employment. There were 8,350 and 9,377 stock units allocated to the accounts of these executive officers at June 28, 2008 and December 29, 2007, respectively. As a result of an amendment to the plan, no additional deferrals can be allocated to the stock unit accounts.

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

18. Share Based Payments

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

        A summary of stock option activity for the quarters ended June 28, 2008 and June 30, 2007 is presented in the table below:

	2008		2007
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Balance at beginning of period	1,596,295	$31.84	1,753,188	$31.81
Options exercised	—	—	(167,213)	31.16
Options forfeited and expired	(4,100)	35.60	—	—

Balance at end of period	1,592,195	$31.83	1,585,975	$31.88
Exercisable at end of period	1,468,462		1,417,843

        The following table provides summarized information about stock options outstanding at June 28, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	11,171	—	$2.50	11,171	$2.50
$18.00–$28.00	569,664	2.1	27.65	569,664	27.65
$28.01–$39.00	1,011,360	3.6	34.50	887,627	34.84

        The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is $0.4 million. At June 28, 2008, the aggregate intrinsic value was approximately $0.1 million for outstanding stock options and exercisable stock options. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company's closing stock price on the last trading day of the second quarter of 2008 and the exercise price, multiplied by the number of in-the-money options at the end of the quarter).

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

Financial Performance

        Sales for the second quarter of 2008 decreased 6.9% to $1,984.6 million from $2,132.4 million in the second quarter of 2007. Year-to-date, sales decreased 6.2% to $4,287.6 million in 2008 from $4,568.7 million in 2007. Gross profit margin decreased by 0.7% of sales to 24.4% of sales for the second quarter of 2008 compared to 25.1% of sales for the second quarter of 2007. For the first six months of 2008, gross profit margin declined by 0.4% of sales to 25.0% of sales compared to 25.4% of sales in the first six months of 2007. Net loss for the second quarter of 2008 was $894.2 million, or $(11.79) per diluted share compared to net income of $27.4 million, or $0.35 per diluted share in the same period last year. Net loss for the first six months of 2008 was $830.9 million, or $(10.99) per diluted share compared to net income of $86.0 million, or $1.10 per diluted share in the same period last year.

        Our results for the six months of 2008 and 2007 include several items which we do not consider to be indicative of our core operating activities, herein referred to as unusual items. These items include:

  •
  During the second quarter of 2008, we recorded estimated pre-tax impairment charges of $935.3 million related to goodwill and other assets, a portion of which was reflected in each of our Contract and Retail segments. These non-cash charges resulted in a reduction in net income of $909.3 million, or $11.98 per diluted share for the quarter ($12.00 per diluted share for the six-month period) and were included in goodwill and other asset impairments in the Consolidated Statements of Income.

  •
  During the second quarter of 2008, we recorded a $10.2 million pre-tax charge in our Retail segment related to employee severance costs for a reorganization of our Retail store management. The charge decreased after-tax income by $6.2 million, or $0.08 per diluted share. In our Corporate segment, we recorded a $3.1 million pre-tax gain primarily related to the release of a warranty escrow established at the time of sale of our legacy Voyageur Panel business in 2004. This item resulted in an increase in net income of $1.9 million, or $0.02 per diluted share. Both items were included in other operating (income) expense, net in the Consolidated Statements of Income.

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

  •
  Results for the first six months of 2007 included a $1.1 million loss, net of tax, from the sale of OfficeMax, Contract's operations in Mexico to Grupo OfficeMax, our 51% owned joint venture. This loss is reported in minority interest, net of income tax in the Consolidated Statements of Income and caused a reduction in after-tax income of $1.1 million, or $0.01 per diluted share. Grupo OfficeMax's results of operations are included in our consolidated results of operations.

Results of Operations, Consolidated
($ in millions, except per share amounts)

	Quarter Ended
	June 28, 2008		June 30, 2007
	Reported Results	Percent of Sales	Reported Results	Percent of Sales
Sales	$1,984.6		$2,132.4
Gross profit	483.6	24.4%	535.8	25.1%
Operating and selling expenses	372.7	18.8%	392.6	18.4%
General and administrative expenses	72.6	3.7%	88.7	4.2%
Goodwill and other asset impairments	935.3	47.1%	—	—
Other operating (income) expense, net	5.6	0.3%	(1.4)	(0.1)%
Total operating expenses	1,386.2	69.9%	479.9	22.5%
Operating income (loss)	(902.6)	(45.5)%	55.9	2.6%
Income (loss) before income taxes and minority interest	(910.4)		45.5
Net income (loss)	$(894.2)		$27.4
Diluted income per common share	$(11.79)		$0.35

	Six Months Ended
	June 28, 2008		June 30, 2007
	Reported Results	Percent of Sales	Reported Results	Percent of Sales
Sales	$4,287.6		$4,568.7
Gross profit	1,071.5	25.0%	1,159.0	25.4%
Operating and selling expenses	797.1	18.6%	813.3	17.8%
General and administrative expenses	154.8	3.6%	182.7	4.0%
Goodwill and other asset impairments	935.3	21.8%	—	—
Other operating (income) expense, net	8.2	0.2%	(3.0)	—
Total operating expenses	1,895.4	44.2%	993.0	21.8%
Operating income (loss)	(823.9)	(19.2)%	166.0	3.6%
Income (loss) before income taxes and minority interest	(819.0)		145.1
Net income (loss)	$(830.9)		$86.0
Diluted income per common share	$(10.99)		$1.10

        Sales for the second quarter of 2008 decreased 6.9% to $1,984.6 million from $2,132.4 million for the second quarter of 2007. The year-over-year sales decrease reflects an 8.4% decrease in same-store sales related primarily to the weaker domestic economic environment and to our more disciplined, analysis-driven approach to sales generation and retention.

        Sales for the first six months of 2008 decreased 6.2% to $4,287.6 million from $4,568.7 million for the first six months of 2007. The year-over-year sales decrease reflects a 7.7% decrease in same-store sales related primarily to the weaker domestic economic environment and to our more disciplined, analysis-driven approach to sales generation and retention.

        Gross profit margin decreased by 0.7% of sales to 24.4% of sales for the second quarter of 2008 compared to 25.1% of sales for the second quarter of 2007. For the first six months of 2008, gross profit margin decreased by 0.4% of sales to 25.0% of sales compared to 25.4% of sales for the first six months of 2007. The gross profit margin decreases reflect lower gross margins in our Retail segment partially offset by improved gross margins in our Contract segment.

        Operating and selling expenses increased by 0.4% of sales to 18.8% of sales in the second quarter of 2008 from 18.4% of sales a year earlier. For the first six months of 2008, operating and selling expenses increased by 0.8% of sales to 18.6% of sales from 17.8% of sales a year earlier. The increases in operating and selling expenses as a percent of sales were primarily the result of deleveraging fixed costs due to lower sales, which were partially offset by decreased incentive compensation expense.

        General and administrative expenses were 3.7% of sales for the second quarter of 2008 and 4.2% of sales for the second quarter of 2007. General and administrative expenses were 3.6% of sales for the first six months of 2008 and 4.0% of sales for the first six months of 2007. The year-over-year decreases in general and administrative expenses as a percentage of sales were due primarily to decreased incentive compensation expense.

        Both operating and selling and general and administrative expenses benefited from reduced incentive compensation expense for both the second quarter and first six months of 2008 when compared to the same periods in 2007. The total favorable change in compensation expense between the two years was $18.3 million for the second quarter and $29.9 million for the first six months. Operating and selling expense benefited by $3.0 million and $5.6 million for the second quarter and first six months, respectively, while general and administrative expense benefited by $15.3 million and $24.3 for the second quarter and first six months respectively. The second quarter of 2008 included an $8.0 million reversal of incentive compensation liabilities accrued in prior periods, while the first six months of 2008 included a $10.2 million reversal of such liabilities accrued in prior years.

        During the second quarter of 2008, we recorded estimated pre-tax impairment charges of $935.3 million related to goodwill and other assets in both our Contract and Retail segments. These non-cash charges consisted of $850 million of estimated goodwill impairment in both the Contract ($464 million) and Retail ($386 million) segments; $80 million of impairment of trade names in our Retail segment and $5.3 million of impairment related to fixed assets in our Retail segment. For information regarding impairment charges, see discussion of goodwill and other asset impairments, that follows.

        Other operating (income) expense, net for the second quarter of 2008 was an expense of $5.6 million compared to income of $1.4 million for the same period in 2007. The second quarter of 2008 included two unusual items: a $10.2 million charge in our Retail segment related to employee severance costs for the reorganization of our Retail store management and a $3.1 million gain in our Corporate segment primarily related to the release of a warranty escrow established at the time of sale of our legacy Voyageur Panel business in 2004. Other operating (income) expense, net for the first six months of 2008 was an expense of $8.2 million compared to income of $3.0 million in the same period of 2007. The first quarter of 2008 included an unusual charge of $2.4 million related to the consolidation of the Contract segment's manufacturing facilities in New Zealand, and an unusual charge of $1.8 million related to employee severance costs for reorganization of the Retail field and ImPress print and document services management organization. For more information about our segment results, see the discussion of segment results below. Other operating (income) expense, net also included dividends earned on our investment in affiliates of Boise Cascade, L.L.C., which were

$1.6 million and $1.4 million, respectively, for the second quarters of 2008 and 2007 and $3.1 million and $3.0 million, respectively, for the first six months of 2008 and 2007.

        Interest expense was $29.6 million in the second quarter of 2008 compared to $30.0 million for the prior year. Year-to-date, interest expense was $59.3 million in 2008 and $60.1 million in the prior year. The year-over-year decrease in interest expense was a result of lower average borrowings and lower interest rates. Interest expense includes interest related to the timber securitization notes of approximately $20.1 million for the second quarter of 2008 and 2007 and approximately $40.2 million for the first six months of 2008 and 2007. The interest expense associated with the timber securitization notes is offset by interest income earned on the timber notes receivable of approximately $20.6 million for the second quarter of 2008 and 2007 and $41.2 million for the first six months of 2008 and 2007. The interest income on the timber notes receivable is included in interest income and is not netted against the related interest expense in our Consolidated Statements of Income. Excluding the interest income earned on the timber notes receivable, interest income was $1.1 million and $1.2 million for the quarters ended June 28, 2008 and June 30, 2007, respectively and $2.4 million and $3.6 million for the six months ended June 28, 2008 and June 30, 2007, respectively.

        Other income (expense), net (non-operating) was $0.1 million of income for the second quarter of 2008 compared to expense of $2.2 million in the prior year. Other income (expense), net (non-operating) was $20.7 million of income for the first six months of 2008 compared to expense of $5.7 million in the prior year. The income in 2008 was driven by a $20.5 million unusual item related to a distribution received from affiliates of Boise Cascade, L.L.C. for the income tax liability associated with the allocated gain on the sale by Boise Cascade, L.L.C. of a majority interest in its paper and packaging and newsprint businesses during the first quarter of 2008. In 2007, other income (expense), net (non-operating) included costs related to our accounts receivable securitization program, which we replaced in July 2007, amounting to $2.6 million and $5.3 million, respectively, for the second quarter and first six months of 2007.

        Income tax expense for the second quarter of 2008 was a benefit of $16.3 million compared to expense of $17.8 for the second quarter of 2007. Our effective tax (benefit) rate for the second quarter of 2008 was (1.8)% compared to 39.0% for the comparable period of 2007. For the first six months of 2008, income tax expense was $10.9 million (effective (benefit) rate of 1.3%) compared to income tax expense of $56.6 million (effective tax rate of 39.0%) for the same period of 2007. The impairment charge recorded in the second quarter included a portion of goodwill that was not deductible for tax purposes, resulting in a tax benefit of $26 million or approximately 2.8% of the pre-tax charge of $935.3 million. The 2008 rate also included an $8.7 million benefit recognized in the first quarter as the Company closed a federal income tax audit covering periods through the 2005 tax year. Income taxes for all periods were affected by the impact of state income taxes, non-deductible expenses and the mix of domestic and foreign sources of income.

        Minority interest expense, net of income tax was $0.1 million in the second quarter of 2008 compared to $0.3 million in the second quarter of 2007. For the first six months of 2008, minority interest expense, net of income tax was $1.0 million compared to $2.5 million for the same period in 2007. The 2007 results included a $1.1 million unusual loss, net of tax, from the sale of OfficeMax, Contract's operations in Mexico to Grupo OfficeMax, our 51% owned joint venture in Mexico.

        We reported a net loss for the second quarter of 2008 of $894.2 million, or $11.79 per diluted share compared to net income of $27.4 million, or $0.35 per diluted share for the second quarter of 2007. Net loss for the first six months of 2008 was $830.9 million, or $10.99 per diluted share compared to net income of $86.0 million, or $1.10 per diluted share in the first six months of 2007. The cumulative effect of unusual items, including the impairment charges recognized in the second quarter of 2008, reduced net income by $913.6 million or $12.03 per diluted share. For the first six months of 2008, the cumulative effect of unusual items decreased net income by $903.8 million or $11.93 per diluted share. The unusual item recognized in the first quarter of 2007 reduced net income for the first six months of 2007 by $1.1 million, or $0.01 per diluted share.

OfficeMax, Contract
($ in millions, except per share amounts)

	Quarter Ended
	June 28, 2008		June 30, 2007
	Reported Results	Percent of Sales	Reported Results	Percent of Sales
Sales	$1,111.9		$1,197.2
Gross profit	241.8	21.7%	255.8	21.4%
Operating, selling and general and administrative expenses	194.6	17.5%	214.8	18.0%
Goodwill and other asset impairments	464.0	41.7%	—	—
Other operating (income) expense, net	—	—	—	—
Total operating expenses	658.6	59.2%	214.8	18.0%
Segment income (loss)	(416.8)	(37.5)%	41.0	3.4%
Sales by Product Line
Office supplies and paper	642.4	57.8%	659.5	55.1%
Technology products	343.9	30.9%	386.8	32.3%
Office furniture	125.6	11.3%	150.9	12.6%
Sales by Geography
United States	771.8	69.4%	$886.4	74.0%
International	340.1	30.6%	310.8	26.0%
Sales Growth
Total sales growth	(7.1)%		4.4%
Internal sales growth, non-acquisition	(7.2)%		4.3%

	Six Months Ended
	June 28, 2008		June 30, 2007
	Reported Results	Percent of Sales	Reported Results	Percent of Sales
Sales	$2,307.0		$2,461.7
Gross profit	513.6	22.3%	535.5	21.8%
Operating, selling and general and administrative expenses	404.4	17.6%	434.6	17.7%
Goodwill and other asset impairments	464.0	20.1%	—	—
Other operating (income) expense, net	2.4	0.1%	—	—
Total operating expenses	870.8	37.8%	434.6	17.7%
Segment income (loss)	(357.2)	(15.5)%	100.9	4.1%
Sales by Product Line
Office supplies and paper	1,333.3	57.8%	1,371.5	55.7%
Technology products	711.1	30.8%	795.7	32.3%
Office furniture	262.6	11.4%	294.5	12.0%
Sales by Geography
United States	1,598.2	69.3%	$1,829.4	74.3%
International	708.8	30.7%	632.3	25.7%
Sales Growth
Total sales growth	(6.3)%		3.5%
Internal sales growth, non-acquisition	(6.4)%		3.5%

        For the second quarter of 2008, Contract segment sales decreased 7.1% to $1,111.9 million from $1,197.2 million for the second quarter of 2007, reflecting a U.S. sales decline of 12.9%, partially offset by International Contract operations' sales growth of 9.4% in U.S. dollars (a sales decrease of 0.1% in local currencies). Contract segment sales for the first six months of 2008 decreased 6.3% to $2,307.0 million from $2,461.7 million for the first six months of 2007. U.S. sales declined compared to the prior year period primarily due to weaker sales from existing corporate accounts, our continued discipline in account acquisition and retention, and lower sales from small market customers.

        Contract segment gross profit margin increased by 0.3% of sales to 21.7% of sales in the second quarter of 2008 compared to 21.4% of sales in the second quarter of 2007. For the first six months of 2008, Contract segment gross profit margin increased 0.5% of sales to 22.3% of sales compared to 21.8% of sales for the first six months of 2007. The increase in gross profit margin was primarily due to better account management for existing and new customers, partly offset by deleveraging of fixed delivery and occupancy costs.

        Operating expenses for the Contract segment increased by 41.2% of sales to 59.2% of sales for the second quarter of 2008, compared to 18.0% of sales for the second quarter of 2007. Contract segment operating expense as a percentage of sales increased 20.1% to 37.8% of sales in the first six months of 2008 compared to 17.7% of sales in the first six months of 2007. Contract operating segment expenses for the second quarter and first six months of 2008 included a non-cash unusual charge of $464 million related to estimated goodwill impairment which represented 41.7% and 20.1% of sales, respectively. The non-impairment-related operating expense for the Contract segment as a percent of sales for the second quarter of 2008 improved from the second quarter of 2007 primarily due to targeted cost reductions that began in the third quarter of 2007 and reduced incentive compensation expense, which were partially offset by deleveraging of fixed expenses from lower sales. The non-impairment-related operating expense for the first six months of 2008 was essentially flat compared to the same period in 2007. The operating expenses for the first six months for 2008 were benefited by the same factors impacting the second quarter 2008, but were also negatively impacted by a $2.4 million unusual item in the first quarter, which represented 0.2% of sales, related to the consolidation of manufacturing facilities in New Zealand. For more information regarding impairment charges, see discussion of goodwill and other asset impairments below.

        The Contract segment reported a net operating loss of $416.8 million, or (37.5)% of sales in the second quarter of 2008 compared to net operating income of $41.0 million, or 3.4% of sales in the second quarter of 2007. For the first six months of 2008, the Contract segment operating loss was $357.2 million, or (15.5)% of sales compared to operating income of $100.9 million, or 4.1% of sales, in the first six months of 2007.

OfficeMax, Retail
($ in millions, except per share amounts)

	Quarter Ended
	June 28, 2008		June 30, 2007
	Reported Results	Percent of Sales	Reported Results	Percent of Sales
Sales	$872.7		$935.3
Gross profit	241.8	27.7%	280.0	29.9%
Operating, selling and general and administrative expenses	241.0	27.6%	255.3	27.3%
Goodwill and other asset impairments	471.3	54.0%	—	—
Other operating (income) expense, net	10.2	1.2%	—	—
Total operating expenses	722.5	82.8%	255.3	27.3%
Segment income (loss)	(480.7)	(55.1)%	24.7	2.6%
Sales by Product Line
Office supplies and paper	337.6	38.7%	344.2	36.8%
Technology products	455.1	52.1%	493.8	52.8%
Office furniture	80.0	9.2%	97.3	10.4%
Sales by Geography
United States	$812.4	93.1%	$884.3	94.5%
International	60.3	6.9%	51.0	5.5%
Sales Growth
Total sales growth	(6.7)%		4.6%
Same-location sales growth	(10.0)%		1.6%

	Six Months Ended
	June 28, 2008		June 30, 2007
	Reported Results	Percent of Sales	Reported Results	Percent of Sales
Sales	$1,980.6		$2,107.0
Gross profit	557.9	28.2%	623.5	29.6%
Operating, selling and general and administrative expenses	525.8	26.6%	534.2	25.4%
Goodwill and other asset impairments	471.3	23.8%	—	—
Other operating (income) expense, net	12.0	0.6%	—	—
Total operating expenses	1,009.1	51.0%	534.2	25.4%
Segment income (loss)	(451.2)	(22.8)%	89.3	4.2%
Sales by Product Line
Office supplies and paper	758.4	38.3%	767.9	36.4%
Technology products	1,037.1	52.4%	1,122.8	53.3%
Office furniture	185.1	9.3%	216.3	10.3%
Sales by Geography
United States	$1,851.4	93.5%	$1,997.9	94.8%
International	129.2	6.5%	109.1	5.2%
Sales Growth
Total sales growth	(6.0)%		1.0%
Same-location sales growth	(9.3)%		1.0%

        Retail segment sales decreased 6.7% to $872.7 million for the second quarter of 2008 from $935.3 million for the second quarter of 2007, reflecting a same-store sales decrease of 10.0%, partially offset by sales from new stores. Retail same-store sales for the second quarter of 2008 declined across all major product categories primarily due to weaker U.S. consumer and small business spending. For the first six months of 2008, Retail segment sales decreased 6.0% to $1,980.6 million from $2,107.0 million in the first six months of 2007. We opened twelve new retail stores in the U.S. in the second quarter of 2008 and eighteen in the first six months, ending the period with 920 retail stores. Grupo OfficeMax, our majority owned joint venture in Mexico, opened five new stores during the second quarter of 2008 and eleven in the first six months, ending the period with 79 retail stores.

        Retail segment gross profit margin decreased by 2.2% of sales to 27.7% of sales for the second quarter of 2008 compared to 29.9% of sales in the second quarter of 2007. For the first six months, Retail segment gross profit margin decreased by 1.4% of sales to 28.2% of sales in 2008 compared to 29.6% in 2007. The gross profit margin decreases were the result of increased inventory shrinkage costs due to the results of our physical inventories and the deleveraging of fixed occupancy-related costs which were partially offset by a sales mix shift to an increased percentage of higher-margin office supplies category sales.

        Retail segment operating expenses for the second quarter of 2008 increased by 55.5% of sales to 82.8% of sales compared to 27.3% of sales for the second quarter of 2007. Retail segment operating expense for the second quarter of 2008 was negatively impacted by two unusual charges. The first unusual charge totaled $471.3 million, representing 54.0% of sales. This non-cash charge consisted of $386 million for impairment of the Retail segment's entire goodwill balance; $80 million for impairment of trade names and $5.3 million for impairment of fixed assets related to Retail stores. The second unusual charge totaled $10.2 million, representing 1.2% of sales, and was related to employee severance costs for the reorganization of our Retail store management. The non-impairment-related increase in Retail segment operating expense for the second quarter of 2008 was primarily due to deleveraging of expenses from the same-store sales decrease and new stores, partially offset by reduced incentive compensation expense.

        For the first six months of 2008, Retail segment operating expenses increased by 25.6% of sales to 51.0% of sales from 25.4% of sales for the first six months of 2007. The Retail segment first half operating expenses were impacted by the two unusual charges described previously in the second quarter and an unusual charge in the first quarter of 2008 for $1.8 million related to employee severance costs for a reorganization of the Retail field and ImPress print and document services management organization. Together these three charges represented 24.4% of sales for the first six months of 2008. The remaining operating expense increase in the first six months of 2008 was primarily due to deleveraging of expenses from the same-store sales decrease and new stores, partially offset by reduced incentive compensation expense. For more information regarding impairment charges, see discussion of goodwill and other asset impairments, that follows.

        The Retail segment reported an operating loss of $480.7 million, or (55.1)% of sales in the second quarter of 2008, compared to operating income of $24.7 million, or 2.6% of sales, in the second quarter of 2007. For the first six months of 2008, the Retail segment reported an operating loss of $451.2 million, or (22.8)% of sales compared to operating income of $89.3 million, or 4.2% of sales for the first six months of 2007.

Corporate and Other

        Corporate and Other expenses decreased to $5.1 million in the second quarter of 2008 from $9.8 million in the second quarter of 2007. For the first six months of 2008, Corporate and Other expenses decreased to $15.5 million from $24.1 million in the first six months of 2007. The second quarter and the first six months of 2008 both benefited from a $3.1 million unusual gain primarily related to the release of a warranty escrow established at the time of sale of our legacy Voyageur Panel business in 2004. The remaining difference in both periods was due primarily to lower incentive compensation expense.

Goodwill and Other Asset Impairments

        We are required for accounting purposes to assess the carrying value of goodwill and other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred. Based on our sustained low stock price and reduced market capitalization relative to the book value of equity, macroeconomic factors impacting industry business conditions, recent and forecasted segment operating performance, the competitive environment, and continued tightening of the credit markets, along with other factors, we determined that indicators of potential impairment were present during the second quarter of 2008. As a result, management assessed the carrying value of acquired goodwill and intangible assets with indefinite lives as well as other long-lived assets, for impairment. The measurement of impairment of goodwill and indefinite life intangibles consists of two steps, which require that we determine the fair value of our reporting units and then allocate reporting unit fair value to the individual assets and liabilities, similar to a purchase price allocation. We have concluded that we have impairment as of June 28, 2008, but have not completed the fair value allocation process necessary to determine the final impairment of goodwill and other intangible assets. Accordingly, during the second quarter of 2008, we recorded pre-tax impairment charges of $935.3 million related to goodwill and other assets in both our Contract and Retail segments. These non-cash charges consisted of $850 million of estimated goodwill impairment in both the Contract ($464 million) and Retail ($386 million) segments; $80 million of impairment of trade names in our Retail segment and $5.3 million of impairment related to fixed assets in our Retail segment. The estimates and assumptions made in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Accordingly, an adjustment to the estimated impairment charge will be required when we finalize our analysis, which is expected to be completed by the end of 2008. Any such adjustment could be material, but will be non-cash.

Integration Activities and Facility Closures

        We conduct regular reviews of our real estate portfolio to identify underperforming facilities, and close those facilities that are no longer strategically or economically viable. We record a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred. At June 28, 2008, $17.3 million of the reserve for integration and facility closures was included in accrued expenses and other liabilities, and $46.5 million was included in other long-term obligations in the Consolidated Balance Sheets. The integration and facility closure reserve included $62.9 million for estimated future lease obligations, which represents the estimated net present value of the lease obligations and is net of anticipated sublease income of approximately $67.7 million.

        Integration and facility closure reserve account activity during the first six months of 2008 and 2007, was as follows:

	Lease\ Contract Terminations	Severance\ Retention	Other	Total
	(Thousands)
Balance at December 29, 2007	$73,231	$2,414	$1,417	$77,062
Charges to income	3,084	79	—	3,163
Changes to estimated costs included in income	(1,982)	(1,414)	—	(3,396)
Cash payments	(12,868)	(697)	(914)	(14,479)
Accretion	1,409	—	—	1,409

Balance at June 28, 2008	$62,874	$382	$503	$63,759

	Lease\ Contract Terminations	Severance\ Retention	Other	Total
	(Thousands)
Balance at December 30, 2006	$107,824	$10,838	$3,142	$121,804
Changes to estimated costs included in income	—	—	—	—
Cash payments	(24,122)	(4,948)	(1,072)	(30,142)
Accretion	1,973	—	—	1,973

Balance at June 30, 2007	$85,675	$5,890	$2,070	$93,635

Liquidity and Capital Resources

        As of June 28, 2008, we had $155.9 million of cash and cash equivalents and $383.8 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes. We also had $22.4 million of restricted investments on deposit which are pledged to secure a portion of the outstanding debt. As of December 29, 2007, we had $152.6 million of cash and cash equivalents, $398.4 million of short-term and long-term debt, excluding the $1.5 billion of timber securitization notes, and $22.4 million of restricted investments. During the first six months of 2008 we reduced our net debt (total debt excluding the timber securitization notes less cash and restricted investments) by $17.9 million.

        Our ratio of current assets to current liabilities was 1.67:1 at June 28, 2008 compared with a ratio of 1.61:1 at December 29, 2007.

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

Operating Activities

        OfficeMax's operating activities generated $134.6 million of cash during the first six months of 2008, compared to $42.2 million of cash during the first six months of 2007. For the first six months of 2008, items in net income provided $168.7 million of cash and included $23.0 million of distributions received from affiliates of Boise Cascade, L.L.C. Changes in working capital in the first six months of 2008 used $34.1 million in cash primarily due to the impact of timing of accounts payable and other accruals which was offset by the net impact of reduced receivables and inventories resulting from the decreased sales and improved inventory purchasing, planning and fulfillment. In the first six months of 2007, items in net income provided $169.7 million of cash, and changes in working capital used $127.5 million of cash, primarily due to a reduction in accounts payable which was partially offset by $82 million of cash proceeds realized from the monetization of certain company-owned life insurance assets. The first six months of 2007 also included $2.8 million related to distributions received from affiliates of Boise Cascade, L.L.C.

Investment Activities

        Our investing activities used $66.7 million of cash during the first six months of 2008, compared to $61.4 million during the first six months of 2007. Investment activities during the first six months of 2008 consisted of expenditures for property and equipment. In the first six months of 2008, we opened 18 new domestic stores, 11 new stores in Mexico and we completed 16 store remodels. We expect our capital investments in 2008 to total between $160 and $180 million, excluding acquisitions. Our capital spending projection includes leasehold improvements, new stores, store remodeling projects and other projects to support the Company's infrastructure. In 2008, we still expect to open up to 40 new domestic stores, mostly in existing markets, but in the second half we are limiting our store remodels to fifteen, which were completed in July.

Financing Activities

        Our financing activities used $64.7 million of cash during the first six months of 2008, compared with $40.6 million during the first six months of 2007. Dividend payments totaled $22.9 million and $24.5 million during the first six months of 2008 and 2007, respectively. In both years, our quarterly dividend was 15 cents per common share. During the first six months of 2008, we used $30.5 million of cash to reduce debt as compared to $18.5 million for the same period in 2007. Excluding the timber securitization notes, our debt-to-equity ratio was 0.27:1 at June 28, 2008 and 0.17:1 at December 29, 2007.

        Our debt structure consists of credit agreements, note agreements and other borrowings. Information regarding our debt structure is included below. For additional information, see Note 12, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 29, 2007.

Credit Agreements

        On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with a group of banks. The Loan Agreement amended the Company's existing revolving credit facility and replaced the Company's accounts receivable securitization program. The Loan Agreement permits the Company to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The revolving credit facility may be increased (up to a maximum of $800 million) at the Company's request or reduced from time to time, in each case according to terms detailed in the Loan Agreement. There were no borrowings outstanding under the Company's revolving credit facilities as of June 28, 2008 or December 29, 2007. There were no borrowings outstanding during the first six months of 2008 or 2007. Letters of credit, which may be issued under the revolving credit facility up to a maximum of $250 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolving credit facility totaled $69.8 million as of June 28, 2008 and $85.5 million as of December 29, 2007. As of June 28, 2008, the maximum aggregate borrowing amount available under the revolving credit facility was $684.3 million and excess availability under the revolving credit facility totaled $614.5 million. The Loan Agreement allows the payment of dividends subject to availability restrictions and so long as no default has occurred. At June 28, 2008, the Company was in compliance with all covenants under the Loan Agreement. The Loan Agreement expires on July 12, 2012.

        Borrowings under the revolving credit facility bear interest at rates based on either the prime rate or the London Interbank Offered Rate ("LIBOR"). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolving credit facility depending on the level of average excess availability. Fees on letters of credit issued under the revolving credit facility were charged at a weighted average rate of 0.875% during the second quarter of 2008. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit.

        As of June 28, 2008, Grupo OfficeMax, our 51% owned joint venture in Mexico, had short term borrowings of $31.8 million consisting of four loans with balances of $11.9 million, $5.0 million, $9.9 million and $5.0 million, respectively. All of the loans are promissory notes, three are payable in the third quarter of 2008, and the fourth loan is payable in the second quarter of 2009. As of December 29, 2007, Grupo OfficeMax had short term borrowings of $14.2 million consisting of three loans with balances of $4.6 million, $4.6 million and $5.0 million, respectively. Two of these loans were promissory notes that were refinanced in the second quarter of 2008. The third loan was a simple revolving loan. The financing for Grupo OfficeMax is unsecured with no recourse against the Company.

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

        In December 2004, both Moody's Investors Service, Inc. and Standard & Poor's Rating Services upgraded the credit rating on the Company's 7.00% senior notes to investment grade as a result of actions the Company took to collateralize the notes by granting the note holders a security interest in certain investments maturing in 2008 (the "Pledged Instruments"). These Pledged Instruments are reflected as restricted investments in the Consolidated Balance Sheets. As a result of these ratings upgrades, the original 7.00% senior note covenants have been replaced with the covenants found in the Company's other public debt. The remaining Pledged Instruments continue to be subject to the security interest, and are reflected as restricted investments in the Consolidated Balance Sheets. Upon the maturity of the Pledged Instruments in the fourth quarter of 2008, the Company intends to reinvest the proceeds for a five year term or use the proceeds to redeem the 7.00% senior notes.

Other

        The Company has various unsecured debt outstanding, including approximately $189.9 million of revenue bonds due in varying amounts through 2029. Approximately $69.2 million of these obligations may be called in 2008 due to a potential adverse determination regarding the exempt status of interest on the bonds from the IRS. The Company is currently planning to appeal the proposed IRS determination. The $69.2 million of debt is classified as long-term debt in the Consolidated Balance Sheets as the Company intends to utilize its long-term revolving credit facility to fund any required payment.

        Cash payments for interest, net of interest capitalized, were $9.8 million and $14.7 million for the quarter and six months ended June 28, 2008, respectively, and $11.2 million and $20.6 million for the quarter and six months ended June 30, 2007, respectively.

Contractual Obligations

        For information regarding contractual obligations, see the caption "Contractual Obligations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 29, 2007. In the first quarter of 2007, we adopted Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of Financial Accounting Standards Board (FASB) Statement No. 109", see Note 7, Income Taxes, of "Notes to Quarterly Consolidated Financial Statements (Unaudited)" in this Form 10-Q. As of June 28, 2008, we had approximately $18.2 million of total gross unrecognized tax benefits.

        In accordance with the terms of a joint-venture agreement between the Company and the minority owner of the Company's subsidiary in Mexico (Grupo OfficeMax), the Company can be required to purchase the minority owner's 49% interest in the subsidiary if certain earnings targets are achieved. At June 28, 2008, Grupo OfficeMax had met these earnings targets. The earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to put its ownership interest to the Company, the purchase price would be equal to fair value, calculated based on the subsidiary's earnings before interest, taxes and depreciation and amortization for the last four quarters, and the current market multiples for similar companies. The fair value purchase price at June 28, 2008 is estimated to be between $40 million and $45 million.

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

        For information regarding off-balance-sheet activities and guarantees, see Note 10, Sales of Accounts Receivable, of "Notes to Quarterly Consolidated Financial Statements (Unaudited)" in this Form 10-Q and the caption "Off-Balance-Sheet Activities and Guarantees" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 29, 2007. Except as discussed below, at June 28, 2008, there had not been a material change to the information regarding off-balance-sheet-activities and guarantees disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007.

Seasonal Factors

        Our business is seasonal, with OfficeMax, Retail showing a more pronounced seasonal trend than OfficeMax, Contract. Sales in the second quarter and summer months are historically the slowest of the year. Sales are stronger during the first, third and fourth quarters that include the important new-year office supply restocking month of January, the back-to-school period and the holiday selling season, respectively. Therefore, quarterly results are not necessarily indicative of full year trends.

Environmental

        For information regarding environmental issues, see the caption "Environmental" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 29, 2007. In addition, our disclosure regarding CERCLA is updated as set forth in Note 17 in the Notes to Quarterly Consolidated Financial Statements, set forth herein.

Critical Accounting Estimates

        The preparation of financial statements requires management to make estimates and assumptions which may differ materially from the actual results. For information regarding critical accounting estimates, see the caption "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 29, 2007. As discussed in Note 4, the Company recorded an estimated charge to reduce the carrying value of its goodwill and other assets. Estimating fair value involves significant assumptions. The Company has used assumptions it believes to be reasonable but are unpredictable and inherently uncertain. Therefore, actual future results may differ from those estimates. In addition, the Company has not completed the fair value allocation process necessary to determine the final impairment of goodwill and other assets. Accordingly, an adjustment to the estimated impairment charge will be required when the Company finalizes its analysis, which is expected to be completed by the end of 2008. Any such adjustment could be material.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding market risk see the caption "Disclosures of Financial Market Risk" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 29, 2007. At June 28, 2008, there had not been a material change to the information regarding market risk disclosed in the Company's Annual Report on Form 10-K for the year ended December 29, 2007.

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

 PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position or results of operations. For information concerning legal proceedings, see "Item 3. Legal Proceedings" and Note 18, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 29, 2007 and "Part II, Item 1. Legal Proceedings" in the Company's Quarterly Report on Form 10-Q for the quarter ended March 29, 2008. In addition, our disclosure regarding the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") is updated as follows:

        We have been notified that we are a "potentially responsible party" under CERCLA or similar federal and state laws, or have received a claim from a private party, with respect to certain sites where hazardous substances or other contaminants are or may be located. Generally, these sites relate to operations either no longer owned by the Company or are unrelated to its ongoing operations. In some cases, we are one of a number of potentially responsible parties. For sites where a range of potential liability can be determined, we have established appropriate reserves. We believe we have minimal responsibility at other sites. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position, our results of operations, or our cash flows.

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

         Fluctuations in our effective tax rate may adversely affect our business and results of operations.    We are a multi-national, multi-channel provider of office products and services. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. Our effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors, including the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take in various jurisdictions. We base our estimate of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our company and to estimates of the amount of business likely to be done in any given jurisdiction. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate could result in an unfavorable change in our effective tax rate. This unfavorable change could have an adverse effect on our business and results of our operations.

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

         Our business may be adversely affected by the actions of and risks associated with our third-party vendors.    We are a reseller of other manufacturers' branded items and are therefore dependent on the availability and pricing of key products including ink, toner, paper and technology products. As a reseller, we cannot control the supply, design, function or cost of many of the products we offer for sale. Disruptions in the availability of these products may adversely affect our sales and result in customer dissatisfaction. Further, we cannot control the cost of manufacturers' products and cost increases must either be passed along to our customers or will result in erosion of our earnings. Failure to identify desirable products and make them available to our customers when desired and at attractive prices could have an adverse effect on our business and results of operations.

         Our investment in Boise Cascade, L.L.C. subjects us to the risks associated with the paper and forest products industry.    When we sold our paper, forest products and timberland assets, we purchased an equity interest in affiliates of Boise Cascade, L.L.C. Through our investment in Boise Cascade, L.L.C., we also hold an indirect interest in Boise Inc., the former paper manufacturing business of Boise Cascade, L.L.C. This continuing interest in Boise Cascade, L.L.C. subjects us to market risks associated with the paper and forest products industry. These industries are subject to cyclical market pressures. Historical prices for products have been volatile, and industry participants have limited influence over the timing and extent of price changes. The relationship between supply and demand in these industries significantly affects product pricing. Demand for building products is driven mainly by factors such as new construction and remodeling rates, business and consumer credit availability, interest rates and weather. The recent falloff in U.S. housing starts has resulted in lower building products shipments and prices. The supply of paper and building products fluctuates based on manufacturing capacity. Excess manufacturing capacity, both domestically and abroad, can result in significant variations in product prices. Our ability to realize the carrying value of our equity interest in affiliates of Boise Cascade, L.L.C. is dependent upon many factors, including the operating performance of Boise Cascade, L.L.C. and Boise Inc. and other market factors that may not be specific to Boise Cascade, L.L.C. or Boise Inc., due in part to the fact that there is not a liquid market for our equity interest. Our exposure to these risks could decrease our ability to compete effectively with our competitors, who typically are not subject to such risks.

         Our obligation to purchase paper from Boise Inc. concentrates our supply of an important product primarily with a single supplier.    When we sold our paper, forest products and timberland assets, we agreed to purchase substantially all of our requirements of paper for resale from Boise Inc., an affiliate of Boise Cascade, L.L.C., on a long term basis. The price we pay for this paper is market based and therefore subject to fluctuations in the supply and demand for the products. Our purchase obligation limits our ability to take advantage of spot purchase opportunities and exposes us to potential interruptions in supply, which could impact our ability to compete effectively with our competitors, who would not typically be restricted in this way.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Information concerning our stock repurchases during the three months ended June 28, 2008 is below. All stock was withheld to satisfy our tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 30, 2008–April 26, 2008	232	$19.50	—	—
April 27–May 24, 2008	256	19.03	—	—
May 25–June 28, 2008	111	18.39	—	—

Total	599	$19.09	—	—

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        We held our annual meeting of shareholders on April 23, 2008. A total of 76,966,045 shares of common and preferred stock were outstanding and entitled to vote at the meeting. Of the total outstanding, 70,537,728 shares were represented at the meeting.

        Shareholders cast votes for election of the following directors whose terms expire in 2008:

	In Favor	Withheld	Not Voted
Dorrit J. Bern	67,229,640	3,308,088	—
Warren F. Bryant	67,510,411	3,027,317	—
Joseph M. DePinto	67,237,214	3,300,514	—
Sam K. Duncan	65,811,517	4,726,211	—
Rakesh Gangwal	67,262,981	3,274,747	—
William J. Montgoris	67,250,078	3,287,650	—
Francesca Ruiz de Luzuriaga	67,515,113	3,022,615	—
David M. Szymanski	67,238,772	3,298,956	—

        Our shareholders approved the appointment of KPMG LLP as our independent registered public accounting firm for 2008 by a vote of 69,490,826 shares of stock for, 592,087 shares of stock against and 454,813 shares of stock abstaining.

        Our shareholders voted to approve an amendment to the 2003 OfficeMax Incentive and Performance Plan to increase the number of shares of stock available for issuance under the plan to make certain other changes to the plan and re-approve the material terms of the performance goals under the plan by a vote of 57,899,742 shares of stock for, 6,523,351 shares of stock against and 475,086 shares of stock abstaining.

ITEM 5.    OTHER INFORMATION

  None

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

Date: August 7, 2008

 OFFICEMAX INCORPORATED
INDEX TO EXHIBITS

        Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 28, 2008

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
PART II—OTHER INFORMATION
SIGNATURES
OFFICEMAX INCORPORATED INDEX TO EXHIBITS