Form 10-Q
period 2008-09-27
OFFICEMAX INC
filed 2008-11-06
CIK 12978

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2008
or
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 31, 2008
Common Stock, $2.50 par value	75,957,787

 PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Income (Loss)

(thousands, except per-share amounts)

	Quarter Ended
	September 27, 2008	September 29, 2007
	(unaudited)
Sales	$2,096,337	$2,315,219
Cost of goods sold and occupancy costs	1,569,870	1,727,161

Gross profit	526,467	588,058
Operating expenses:
Operating and selling	394,590	419,765
General and administrative	77,664	78,060
Goodwill and other asset impairments	735,750	—

Operating income (loss)	(681,537)	90,233
Interest expense	(29,822)	(31,220)
Interest income	3,318	21,814
Other income (expense), net	(25)	(179)

Income (loss) before income taxes and minority interest	(708,066)	80,648
Income taxes	276,415	(29,080)

Income (loss) before minority interest	(431,651)	51,568
Minority interest, net of income tax	(232)	(1,639)

Net income (loss)	(431,883)	49,929
Preferred dividends	(812)	(931)

Net income (loss) applicable to common shareholders	$(432,695)	$48,998

Income (loss) per common share:
Basic	$(5.70)	$0.65
Diluted	$(5.70)	$0.64

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Income (Loss)

(thousands, except per-share amounts)

	Nine Months Ended
	September 27, 2008	September 29, 2007
	(unaudited)
Sales	$6,383,899	$6,883,890
Cost of goods sold and occupancy costs	4,786,026	5,136,809

Gross profit	1,597,873	1,747,081
Operating expenses:
Operating and selling	1,191,688	1,233,114
General and administrative	229,305	257,694
Other operating (income) expense, net	11,274	—
Goodwill and other asset impairments	1,671,090	—

Operating income (loss)	(1,505,484)	256,273
Interest expense	(89,144)	(91,296)
Interest income	46,900	66,628
Other income (expense), net	20,679	(5,858)

Income (loss) before income taxes and minority interest	(1,527,049)	225,747
Income taxes	265,481	(85,669)

Income (loss) before minority interest	(1,261,568)	140,078
Minority interest, net of income tax	(1,191)	(4,174)

Net income (loss)	(1,262,759)	135,904
Preferred dividends	(2,839)	(2,947)

Net income (loss) applicable to common shareholders	$(1,265,598)	$132,957

Income (loss) per common share:
Basic	$(16.69)	$1.77
Diluted	$(16.69)	$1.74

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	September 27, 2008	December 29, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$234,511	$152,637
Receivables, net	643,716	714,951
Related party receivables	6,839	5,927
Inventories	990,468	1,088,312
Restricted investments, current	20,252	—
Deferred income taxes, current	102,337	185,070
Other current assets	66,600	57,804

Total current assets	2,064,723	2,204,701
Property and equipment:
Land and land improvements	42,080	44,737
Buildings and improvements	488,785	441,989
Machinery and equipment	796,473	792,883

Total property and equipment	1,327,338	1,279,609
Accumulated depreciation	(748,979)	(698,954)

Net property and equipment	578,359	580,655
Goodwill	345,692	1,216,804
Intangible assets, net	112,884	199,720
Investments in affiliates	175,000	175,000
Timber notes receivable	899,250	1,635,000
Restricted investments	2,125	22,377
Deferred charges	52,499	58,949
Deferred income taxes, non-current	260,734	—
Other non-current assets	199,010	190,562

Total assets	$4,690,276	$6,283,768

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	September 27, 2008	December 29, 2007
	(unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Short-term borrowings	$9,831	$14,197
Current portion of long-term debt	35,788	34,827
Income taxes payable	38,357	33,887
Accounts payable:
Trade	780,830	831,101
Related parties	39,853	30,184
Accrued expenses and other current liabilities:
Compensation and benefits	118,277	125,983
Other	296,055	300,530

Total current liabilities	1,318,991	1,370,709
Long-term debt:
Long-term debt, less current portion	328,373	349,421
Timber notes securitized	1,470,000	1,470,000

Total long-term debt	1,798,373	1,819,421
Other long-term obligations:
Compensation and benefits	180,155	200,283
Deferred gain on sale of assets	179,757	179,757
Other long-term obligations	244,646	402,984

Total other long-term obligations	604,558	783,024
Minority interest	35,679	32,042
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 992,298 and 1,110,867 shares outstanding	44,653	49,989
Common stock—$2.50 par value; 200,000,000 shares authorized; 75,952,456 and 75,397,094 shares outstanding	189,872	188,481
Additional paid-in capital	924,751	922,414
Retained earnings, (deficit)	(204,813)	1,095,950
Accumulated other comprehensive income, (loss)	(21,788)	21,738

Total shareholders' equity	932,675	2,278,572

Total liabilities and shareholders' equity	$4,690,276	$6,283,768

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(thousands)

	Nine Months Ended
	September 27, 2008	September 29, 2007
	(unaudited)
Cash provided by operations:
Net income (loss)	$(1,262,759)	$135,904
Items in net income (loss) not using (providing) cash:
Earnings from affiliates	(4,657)	(4,543)
Depreciation and amortization	105,235	97,512
Non-cash impairment charges	1,671,090	—
Non-cash deferred taxes on impairment charges	(319,363)	—
Minority interest, net of income tax	1,191	4,174
Other	(2,144)	29,543
Changes other than from acquisition of business:
Receivables	58,898	(173,568)
Inventories	86,005	86,329
Accounts payable and accrued liabilities	(19,431)	(205,878)
Current and deferred income taxes	(13,299)	16,641
Other	(54,038)	45,339

Cash provided by operations	246,728	31,453
Cash used for investment:
Expenditures for property and equipment	(112,065)	(101,339)
Other	9,440	(748)

Cash used for investment	(102,625)	(102,087)
Cash used for financing:
Cash dividends paid	(34,359)	(35,758)
Short-term borrowings (repayments), net	(4,351)	28
Payments of long-term debt	(34,849)	(25,510)
Borrowings long-term debt	12,808	—
Proceeds from exercise of stock options	—	5,852
Other	130	(10,022)

Cash used for financing	(60,621)	(65,410)
Effect of exchange rates on cash and cash equivalents	(1,608)	1,325

Increase (decrease) in cash and cash equivalents	81,874	(134,719)
Cash and cash equivalents at beginning of period	152,637	282,070

Cash and cash equivalents at end of period	$234,511	$147,351

See accompanying notes to quarterly consolidated financial statements

Notes to Quarterly Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

        OfficeMax Incorporated ("OfficeMax," the "Company" or "we") is a leader in both business-to-business and retail office products distribution. The Company provides office supplies and paper, print and document services, technology products and solutions and furniture to large, medium and small businesses, government offices, and consumers. OfficeMax customers are serviced by over 30,000 associates through direct sales, catalogs, the Internet and a network of retail stores located throughout the United States, Canada, Australia, New Zealand and Mexico.

        The accompanying quarterly consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries as well as those of variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements are for the thirteen and thirty-nine week periods ended on September 27, 2008 (also referred to as the "third quarter of 2008" and "year-to-date 2008", respectively) and the thirteen and thirty-nine week periods ended on September 29, 2007 (also referred to as the "third quarter of 2007" and "year-to-date 2007", respectively). The Company's fiscal year ends on the last Saturday in December. Due primarily to statutory audit requirements, the Company's international businesses maintain December 31 year-ends.

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

        Certain amounts included in the prior year financial statements have been revised to conform with the current year presentation. In the current year, amounts for the sub-components of property and equipment in the Consolidated Balance Sheet were revised to correct the amounts reported within each sub-component. Land and land improvements and buildings and improvements increased by $6.5 million and $48.0 million, respectively, while machinery and equipment decreased by $54.5 million. There was no change to total property and equipment. Also in the current year, amounts related to earnings from affiliates, previously recorded as other operating, net in the Consolidated Income Statements, were condensed into general and administrative expenses due to their immateriality. The effect of these revisions on the amounts reported for 2007 was not material.

        In September 2006, the FASB issued SFAS 157, "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP") and expands disclosure about fair value measurements. In February 2008, the FASB issued FASB Staff Position No. SFAS 157-2, "Effective Date of FASB Statement No. 157," which deferred the effective date of SFAS No. 157 until the first quarter of 2009 for non-financial assets and liabilities required to be measured at fair value on a periodic basis. In accordance with this interpretation,

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

1. Basis of Presentation (Continued)

effective at the beginning of fiscal year 2008, the Company adopted the provisions of SFAS 157 with respect to financial assets and liabilities, which did not affect the Consolidated Financial Statements. The Company will adopt the provisions of SFAS No. 157 for non-financial assets and liabilities in the first quarter of 2009 and is currently evaluating the impact of the provisions of the standard on the remeasurement of these assets and liabilities.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS 115," ("SFAS 159"). SFAS 159, which was effective at the beginning of fiscal year 2008, allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. The Company did not elect to adopt the fair value option provided under SFAS 159.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations." This statement amends SFAS No. 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS No. 141R will impact the accounting for business combinations completed after January 1, 2009.

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

2. Other Operating (Income) Expense, Net

        The components of "Other operating (income) expense, net" in the Consolidated Statements of Income are as follows:

	Quarter Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(thousands)
Severance, reorganization and other related activities (a)	$—	$—	$14,374	$—
Gain related to Voyageur Panel (b)	—	—	(3,100)	—

	$—	$—	$11,274	$—

(a)
During the second quarter of 2008, the Company recorded a pre-tax charge of $10.2 million related to employee severance costs for the reorganization of the OfficeMax, Retail segment's store

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

2. Other Operating (Income) Expense, Net (Continued)

  management. During the first quarter of 2008, the Company recorded pre-tax charges of $2.4 million related to the consolidation of the OfficeMax, Contract segment's manufacturing facility in New Zealand, and $1.8 million related to employee severance costs for reorganization of the OfficeMax, Retail segment's field and Impress print and document services management organization.

(b)
During the second quarter of 2008, the Company recorded a $3.1 million pre-tax gain related primarily to the release of a warranty escrow established at the time of sale of Voyageur Panel in 2004, which was recorded in the Corporate segment.

3. Other Income (Expense), Net (Non-Operating)

        The components of Other income (expense), net (non-operating) in the Consolidated Statements of Income (Loss) are as follows:

	Quarter Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(thousands)
Receivable securitization program costs	—	(302)	—	(5,562)
Distributions from affiliates (see Note 12)	—	—	20,480	(824)
Other	(25)	123	199	528

	$(25)	$(179)	$20,679	$(5,858)

4. Timber Notes Receivable

        In October 2004, as part of the sale of the paper, Forest Products and Timberland Assets in 2004 (the "Sale"), OfficeMax sold its timberlands in exchange for $15 million in cash plus credit-enhanced timber installment notes in the amount of $1,635 million (the "Installment Notes"). The Installment Notes were issued by single- member limited liability companies formed by Boise Cascade, L.L.C. (the "Note Issuers"). The Installment Notes are 15-year non-amortizing obligations and were issued in two equal $817.5 million tranches bearing interest at 5.11% and 4.98%, respectively. In order to support the issuance of the Installment Notes, at the time of the Sale, Boise Cascade, L.L.C. transferred a total of $1,635 million in cash ($817.5 million each) to Lehman Brothers Holding Inc. ("Lehman") and Wachovia Corporation ("Wachovia"). Lehman and Wachovia issued collateral notes (the "Collateral Notes") to the Note Issuers. The Collateral Notes were substantially similar to the Installment Notes, except that the Collateral Notes pay interest quarterly and the Installment Notes pay interest semi-annually. The only assets of the Note Issuers are the Collateral Notes. There is a spread between the interest rates on the Collateral Notes and the Installment Notes to cover the operating expenses of the Note Issuers and the cost of the guarantees discussed below. Concurrently with the issuance of the Installment and Collateral Notes, Lehman and Wachovia guaranteed the respective Installment Notes and the Note Issuers pledged the Collateral Notes as security for the performance of the Installment Note obligations. The note structure allowed OfficeMax to defer recognition of the capital gain and payment of the related taxes on the Sale until 2019, the scheduled maturity date of the Installment Notes.

        In December 2004, OfficeMax completed a securitization transaction in which its interests in the Installment Notes and related guarantees were transferred to wholly-owned bankruptcy remote

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

4. Timber Notes Receivable (Continued)

subsidiaries, OMX Timber Finance Investments I, L.L.C. ("OMX Timber I") and OMX Timber Finance Investments II, L.L.C. ("OMX Timber II") (collectively the "OMXSPEs") that were originally intended to be qualifying special purpose entities. The OMXSPEs subsequently failed to qualify and are currently variable interest entities. The OMXSPEs pledged the Installment Notes and related guarantees and issued securitization notes ("Securitization Notes") in the amount of $1,470 million ($735 million through the structure supported by the Lehman guaranty and $735 million through the structure supported by the Wachovia guaranty). Recourse on the Securitization Notes is limited to the applicable pledged Installment Notes and underlying Lehman and Wachovia guarantees. The Securitization Notes are 15-year non-amortizing, and were issued in two equal $735 million tranches paying interest of 5.54% and 5.42%, respectively.

        As a result of these transactions, OfficeMax received $1,470 million ($735 million from investors in the Securitization Notes guaranteed by Lehman) in cash from the OMXSPEs, and over 15 years the OMXSPEs were expected to earn approximately $82.5 million per year in interest income on the Installment Notes receivable ($41.25 million from interest on the Lehman guaranteed Installment Note) and expected to incur annual interest expense of approximately $80.5 million on the Securitization Notes ($40.25 million from interest on the Securitization Notes guaranteed by Lehman). The pledged Installment Notes and Securitization Notes were scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Installment Notes. The Company expected to refinance its ownership of the Installment Notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the Securitization Notes to the maturity of the Installment Notes.

        The Note Issuers are variable-interest entities (the "VIEs") under Financial Accounting Standards Board ("FASB") Interpretation 46R, "Consolidation of Variable Interest Entities." The OMXSPEs are considered to be the primary beneficiary of the Note Issuers, and therefore, the VIEs are required to be consolidated with the OMXSPEs, which are also the issuers of the Securitization Notes. The accounts of the OMXSPEs have been consolidated into those of their ultimate parent, OfficeMax. The effect of the Company's consolidation of the OMXSPEs is that the securitization transaction is treated as a financing, and both the Installment Notes receivable and the Securitization Notes payable are reflected in OfficeMax's consolidated balance sheets.

        On September 15, 2008, Lehman, guarantor of half of the Installment Notes and the Securitization Notes, filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under chapter 11 of the United States Bankruptcy Code. On September 17, 2008, attorneys for OMX Timber II delivered notices to the trustee under the indenture applicable to the Securitization Notes, to the issuer of the Installment Notes and to Lehman, which stated that as a result of Lehman's bankruptcy filing, an event of default had occurred under the $817.5 million Installment Note guaranteed by Lehman (the "Lehman Guaranteed Installment Note"). These notices stated that OMX Timber II was assessing all rights and remedies available to it, was not waiving or agreeing to forbear in the exercise of any of its rights, and reserved the right to exercise any rights available to it in the future. OMX Timber II does not believe the events described in its notices constituted an event of default under the indenture.

        The Company concluded in late October that due to the uncertainty of collection of the Lehman Guaranteed Installment Note as a result of the Lehman bankruptcy, the carrying value of the Lehman Guaranteed Installment Note was impaired, and recorded a non-cash impairment charge of $735.8 million for the third quarter of 2008. The Company is required for accounting purposes to assess

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

4. Timber Notes Receivable (Continued)

the carrying value of assets whenever circumstances indicate that a decline in value may have occurred. However, under current generally accepted accounting principles, the Company is required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman (the "Lehman Guaranteed Securitization Notes") until such time as the liability has been "extinguished", under the guidance in paragraph 16 of SFAS No. 140, which will be when the Lehman Guaranteed Installment Note and the guaranty are transferred to and accepted by the note holders. The Company expects that this will occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. Accordingly, the current period non-cash charge is expected to be followed by a later period non-cash gain at the time the liability is legally extinguished.

        On October 29, 2008, Lehman failed to pay the $20.6 million interest payment due to the Note Issuer. The Note Issuer did not to make the $20.6 million interest payment due to OMX Timber II, and, in turn, OMX Timber II did not make its $20 million interest payment due to the holders of the Lehman Guaranteed Securitization Notes. The Company also impaired $18.2 million of accrued interest receivable associated with the Lehman Installment Note in the third quarter of 2008 as a result of this nonpayment. The interest receivable impairment, which represented approximately five months of interest, was recorded to interest income. The Company recorded the ongoing interest expense on the Lehman Guaranteed Securitization Notes, as it is required to continue accruing interest expense on such notes until the default date, October 29, 2008.

        At the time of the Sale, the company generated a tax gain and recognized the related deferred tax liability. The timber note structure allowed the Company to defer the resulting tax liability of $543 million until 2019, the maturity date for the Installment Notes. Due to the impairment, approximately half of this tax gain will be accelerated and the related taxes will become due and payable no later than the first quarter of 2009. The Company has available alternative minimum tax credits, a portion of which resulted from prior tax payments related to the Sale, which will be used to reduce the cash tax payment triggered by the Lehman default. As a result, the Company believes the cash tax exposure related to the portion of the tax gain triggered by the Lehman default will not exceed approximately $50 million.

        Finally, per the timber note agreements, the OMX SPE was expected to receive approximately $41 million in interest annually under the Lehman Guaranteed Installment Note. This interest income was to fund approximately $40 million in interest payable annually to holders of the Lehman Guaranteed Securitization Notes, which would have resulted in net interest income to the Company of approximately $1 million. Continued nonpayment under the installment note guaranteed by Lehman or the related Lehman guaranty will result in a loss of this $1 million of annual net interest income.

        The Company believes that any cash required as a result of the events described above would be funded adequately by its cash position and its Loan Agreement.

5. Goodwill, Intangible Assets and Other Long-lived Assets

Impairment

        In the second quarter of 2008, the Company recorded an estimated non-cash impairment charge associated with goodwill, intangible assets and other long-lived assets of $935.3 million pre-tax, which is $909.3 million after-tax or $11.99 per share for the first nine months of 2008. This charge was measured and recognized on an estimated basis following the guidance in SFAS No. 142, "Goodwill and Other Intangible Assets," and SFAS No. 144 "Accounting for the Impairment or Disposal of Long-

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

5. Goodwill, Intangible Assets and Other Long-lived Assets (Continued)

Lived Assets," which require that the carrying value of long-lived assets be tested for impairment whenever circumstances indicate that impairment may exist. The Company reported that an adjustment to the estimated impairment charge will be required when the Company finalizes its analysis. The Company continues to complete its analysis, and is expecting to finalize it by the end of 2008. The estimates and assumptions made in calculating the impairment charge are inherently subject to significant uncertainties. As a result, any adjustment resulting from the completion of the analysis and finalization of the charge could be material, but will be non-cash. Although the Company is finalizing its estimated non-cash impairment charge recorded in the second quarter of 2008, its common stock has continued to trade below book value per share during the third quarter of 2008. Management will continue to monitor the relationship of the Company's market capitalization to its book value, which management attributes to both retail industry-wide and Company specific factors, and evaluate the carrying value of goodwill and other intangibles.

        In the second quarter of 2008, management concluded that indicators of potential impairment were present and that an evaluation of the carrying values of goodwill, intangibles and other long-lived assets was therefore required. Management reached the conclusion that an impairment test was required to be performed during the second quarter based on its assessment of the conditions that contributed to the Company's sustained low stock price and reduced market capitalization relative to the book value of its equity, including generally weak economic conditions, macroeconomic factors impacting industry business conditions, recent and forecasted segment operating performance, the increased competitive environment, and continued tightening of the credit markets, along with other factors. These conditions have resulted in lower levels of consumer and business spending, intense competition and industry consolidation. Weighing all of these factors, management determined that indicators of potential impairment had occurred and an interim test for impairment was required as of the end of the second quarter of 2008.

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

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

5. Goodwill, Intangible Assets and Other Long-lived Assets (Continued)

        Following these reviews, the Company recorded, for the second quarter of 2008, an estimate of the impairment charge. The components of the estimated non-cash impairment charge consisted of $850 million of goodwill, $80 million of trade names and $5.3 million of fixed assets, comprised primarily of impairments of leasehold improvements at certain underperforming retail stores. The charge recorded was in the Retail segment ($471 million) and the Contract segment ($464 million). The impairment charge included a portion of goodwill that was not deductible for tax purposes, resulting in a tax benefit of $26 million or approximately three percent of the pre-tax charge amount.

Goodwill

        Information regarding goodwill by reporting unit and changes in balances since year end is presented below:

	OfficeMax, Contract	OfficeMax, Retail	Total
	(thousands)
Balance at December 29, 2007(1)	$830,804	$386,000	$1,216,804
Impairment charge	(464,000)	(386,000)	(850,000)
Effect of foreign currency translation	(21,112)	—	(21,112)

Balance at September 27, 2008	$345,692	$—	$345,692

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

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

5. Goodwill, Intangible Assets and Other Long-lived Assets (Continued)

generally three to five years, and exclusive distribution rights over ten years. Intangible assets consisted of the following:

	September 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$93,150	$—	$93,150
Customer lists and relationships	39,391	(23,568)	15,823
Noncompete agreements	12,872	(12,451)	421
Exclusive distribution rights	6,188	(2,698)	3,490

	$151,601	$(38,717)	$112,884

	December 29, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,150	$—	$173,150
Customer lists and relationships	43,381	(23,072)	20,309
Noncompete agreements	12,884	(10,842)	2,042
Exclusive distribution rights	6,977	(2,758)	4,219

	$236,392	$(36,672)	$199,720

        Intangible asset amortization expense totaled $1.4 million and $4.3 million for the quarter and nine months ended September 27, 2008, respectively. Intangible asset amortization expense totaled $2.0 million and $5.2 million for the quarter and nine months ended September 29, 2007, respectively.

6. Integration Activities and Facility Closures

        The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically viable. The Company records a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred, which is either the date the lease termination is communicated to the lessor or the location's cease-use date. Upon closure, unrecoverable costs are included in the integration and facility closure reserves on the Consolidated Balance Sheets and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the lease payments.

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

6. Integration Activities and Facility Closures (Continued)

        Integration and facility closure reserve account activity during the first nine months of 2008 and 2007 was as follows:

	Lease/Contract Terminations	Severance/ Retention	Other	Total
	(thousands)
Balance at December 29, 2007	$73,231	$2,414	$1,417	$77,062
Charges to income	3,084	79	—	3,163
Changes to estimated costs included in income	(1,982)	(1,414)	—	(3,396)
Cash payments	(19,740)	(900)	(919)	(21,559)
Accretion	2,058	—	—	2,058

Balance at September 27, 2008	$56,651	$179	$498	$57,328

	Lease/Contract Terminations	Severance/ Retention	Other	Total
	(thousands)
Balance at December 30, 2006	$107,824	$10,838	$3,142	$121,804
Cash payments	(32,455)	(7,462)	(1,656)	(41,573)
Accretion	2,825	—	—	2,825

Balance at September 29, 2007	$78,194	$3,376	$1,486	$83,056

        At September 27, 2008, approximately $16.8 million of the reserve for integration and facility closures was included in accrued expenses and other current liabilities and $40.5 million was included in other long-term obligations in the Consolidated Balance Sheets. At September 27, 2008, the integration and facility closure reserve included $56.7 million for estimated future lease obligations, which represents the estimated net present value of the lease obligations and is net of anticipated sublease income of $57.8 million.

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

7. Net Income (Loss) Per Common Share

        The computation of basic and diluted income (loss) per common share for the third quarter and first nine months of 2008 and 2007 is as follows:

	Quarter Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(thousands, except per-share amounts)
Net income (loss)	$(431,883)	$49,929	$(1,262,759)	$135,904
Preferred dividends	(812)	(931)	(2,839)	(2,947)

Income (loss) available to common shareholders	$(432,695)	$48,998	$(1,265,598)	$132,957

Average shares—basic	75,931	75,376	75,831	75,237
Restricted stock, stock options and other	—	1,182	—	1,061

Average shares—diluted(a)(b)	75,931	76,558	75,831	76,298

Income (loss) per common share:
Basic	$(5.70)	$0.65	$(16.69)	$1.77
Diluted	$(5.70)	$0.64	$(16.69)	$1.74

(a)
The assumed conversion of outstanding preferred stock was anti-dilutive in all periods presented, and therefore no adjustment was required to determine diluted income (loss) per common share.

(b)
Options to purchase 1.5 and 0.4 million shares of common stock were outstanding during 2008 and 2007, respectively, but were not included in the computation of diluted income (loss) per common share as the impact was anti-dilutive.

8. Income Taxes

        The Company adopted FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" effective at the beginning of fiscal year 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 27, 2008, the Company had $18.7 million of total gross unrecognized tax benefits. The reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

Amount
(thousands)
Balance at December 29, 2007	$33,128
Increase related to prior year tax positions	1,546
Decrease related to prior year tax positions	(4,123)
Increase related to current year tax positions	1,580
Settlements	(13,411)

Balance at September 27, 2008	$18,720

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

8. Income Taxes (Continued)

        Of the total gross unrecognized tax benefits at September 27, 2008, approximately $16.1 million (net of the federal benefit on state issues) represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The remaining balance of approximately $2.6 million, if recognized, would be recorded as an adjustment to goodwill and would not affect the effective tax rate. It is possible that the Company's liability for uncertain tax positions will be adjusted by the end of 2008. Any adjustments would result from the effective settlement of tax positions with various tax authorities. The effective tax rate for the third quarter and first nine months of 2008 benefited from the recognition of $8.7 million in previously unrecognized tax benefits due to the settlement of a federal income tax audit through the 2005 tax year and decreases related to prior year tax positions.

        As a result of the Lehman bankruptcy, in the third quarter, the Company recorded $293.3 million in long-term deferred tax assets related to the impairment of the Lehman Guaranteed Installment Note. In 2004, at the time of the Sale, the Company generated a tax gain and the resulting tax liability of $543 million was deferred until 2019, the maturity date for the installment notes. The Company now expects approximately half of this tax gain will be accelerated and the related taxes will become due and payable no later than the first quarter of 2009. The Company has available alternative minimum tax credits, a portion of which resulted from prior tax payments related to the Sale, which will be used to reduce the ultimate cash tax payment. As a result, the Company believes the cash tax exposure related to the portion of the tax gain triggered by the Lehman default will not exceed approximately $50 million. The deferred tax liability associated with this half of the gain was reclassed to current tax payable, offset by the reclass of the credits that were previously recorded as deferred tax assets.

        The Company or its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and multiple state and foreign jurisdictions. Years prior to 2006 are no longer subject to U.S. Federal income tax examination. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2002.

        The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. As of September 27, 2008, the Company had $2.1 million of accrued interest and penalties associated with uncertain tax positions. Income tax expense for the first nine months of 2008 includes a benefit of $1.3 million related to interest and penalties, reflecting interest accrued less the effect of adjustments on settlement.

        For the nine months ended September 27, 2008 and September 29, 2007, the Company paid income taxes, net of refunds received, of $59.4 million and $68.6 million, respectively.

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

9. Comprehensive Income (Loss)

        Comprehensive income includes the following:

	Quarter Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(thousands)
Net income (loss)	$(431,883)	$49,929	$(1,262,759)	$135,904
Other comprehensive income:
Foreign currency translation adjustments	(53,787)	11,304	(47,014)	52,414
Amortization of unrecognized retirement and benefit costs, net of tax	1,027	2,550	3,488	7,673

Comprehensive income (loss)	$(484,643)	$63,783	$(1,306,285)	$195,991

10. Discontinued Operations

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

        During 2005, the Company experienced unexpected difficulties in achieving anticipated levels of production at the facility. These issues delayed the process of identifying and qualifying a buyer for the business. While management made substantial progress in addressing the manufacturing issues that caused production to fall below plan, during the fourth quarter of 2005, the Company concluded that it was unable to attract a buyer in the near term and elected to cease operations at the facility during the first quarter of 2006. As of September 27, 2008, the Company had not identified a buyer for the facility.

        The liabilities of the facility are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets ($14.3 million at September 27, 2008 and $15.4 million at December 29, 2007, respectively). There were no assets related to this facility included in the Consolidated Balance Sheets at September 27, 2008 or December 29, 2007.

        See Note 2, Discontinued Operations, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 29, 2007 for additional information related to the discontinued operations.

11. Sales of Accounts Receivable

        Prior to July 2007, the Company sold, on a revolving basis, an undivided interest in a defined pool of receivables while retaining a subordinated interest in a portion of the receivables. The receivables were sold without legal recourse to third party conduits through a wholly owned bankruptcy-remote special purpose entity that was consolidated for financial reporting purposes. The Company continued servicing the sold receivables and charged the third party conduits a monthly servicing fee at market rates. The program qualified for sale treatment under SFAS No. 140, "Accounting for Transfers and

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

11. Sales of Accounts Receivable (Continued)

Servicing of Financial Assets and Extinguishment of Liabilities." Expenses associated with the securitization program totaled $0.3 million for the third quarter of 2007 and $5.6 million for the first nine months of 2007. These expenses related primarily to the loss on sale of receivables and discount on retained interests, facility fees and professional fees associated with the program, and were included in the Consolidated Statements of Income (Loss).

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

12. Investments in Affiliates

        In connection with the sale of the paper, forest products and timberland assets in 2004 (the "Sale"), the Company invested $175 million in the equity units of affiliates of the buyer, Boise Cascade, L.L.C. A portion (approximately $66 million) of the equity units received in exchange for the Company's investment carry no voting rights. This investment is accounted for under the cost method as Boise Cascade, L.L.C. does not maintain separate ownership accounts for its members, and the Company does not have the ability to significantly influence its operating and financial policies. This investment is included in investments in affiliates in the Consolidated Balance Sheets. The Company requested and reviewed financial information of Boise Cascade, L.L.C. and determined that there was no impairment of this investment as of September 27, 2008. The Company will continue to monitor and assess this investment for impairment indicators.

        The Boise Cascade, L.L.C. non-voting equity units accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June and December. The Company recognized dividend income on this investment of $1.5 million for the third quarter of 2008 and 2007. The Company recognized dividend income on this investment of $4.7 million and $4.5 million in the first nine months of 2008 and 2007, respectively. These amounts were recorded as a reduction of general and administrative expenses in the Consolidated Statements of Income (Loss).

        The Company receives distributions from affiliates of Boise Cascade, L.L.C. for the income tax liability associated with allocated earnings of Boise Cascade, L.L.C. The portion of the tax distributions received related to non-voting equity units is recorded in the Consolidated Balance Sheets as a reduction in dividends receivable. The portion associated with voting equity units is recorded as income in other income (expense), net (non-operating) in the Consolidated Statements of Income. During the first nine months of 2008 and 2007, the Company received distributions of $23.0 million and $2.8 million, respectively. The distribution received in 2008 included an amount related to the income tax liability associated with the allocated gain on the sale by Boise Cascade, L.L.C. of a majority interest in its paper and packaging and newsprint businesses during the first quarter of 2008.

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

13. Debt

Credit Agreements

        On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with a group of banks. The Loan Agreement amended the Company's existing revolving credit facility and replaced the Company's accounts receivable securitization program. The Loan Agreement permits the Company to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The revolving credit facility may be increased (up to a maximum of $800 million) at the Company's request or reduced from time to time, in each case according to terms detailed in the Loan Agreement. There were no borrowings outstanding under the Company's revolving credit facilities as of September 27, 2008 or December 29, 2007. There were no borrowings outstanding under this facility during the first nine months of 2008 or 2007. Letters of credit, which may be issued under the revolving credit facility up to a maximum of $250 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolving credit facility totaled $67.3 million as of September 27, 2008 and $85.5 million as of December 29, 2007. As of September 27, 2008, the maximum aggregate borrowing amount available under the revolving credit facility was $669.4 million and excess availability under the revolving credit facility totaled $602.0 million. The Loan Agreement allows the payment of dividends subject to availability restrictions and so long as no default has occurred. At September 27, 2008, the Company was in compliance with all covenants under the Loan Agreement. The Loan Agreement expires on July 12, 2012.

        Borrowings under the revolving credit facility bear interest at rates based on either the prime rate or the London Interbank Offered Rate ("LIBOR"). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolving credit facility depending on the level of average excess availability. Fees on letters of credit issued under the revolving credit facility were charged at a weighted average rate of 0.875% during the third quarter of 2008. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit.

        As of September 27, 2008, Grupo OfficeMax, our 51% owned joint venture in Mexico, had short term borrowings of $9.8 million consisting of one promissory note payable; the note matures in the fourth quarter of 2008. During the third quarter of 2008, Grupo OfficeMax entered into a long term installment loan agreement for $14.7 million payable in 60 monthly installments beginning in the second quarter of 2009. Grupo OfficeMax also has a simple revolving credit facility permitting borrowing up to $10.3 million, based upon the spot rate at the end of the third quarter of 2008. There were no borrowings outstanding under this revolving credit facility at the end of the third quarter of 2008. The average amount outstanding under this revolving credit facility during the third quarter of 2008 was $8.2 million. The revolving credit facility expires on April 27, 2009. As of December 29, 2007, Grupo OfficeMax had short term borrowings of $14.2 million consisting of three loans with balances of $4.6 million, $4.6 million and $5.0 million, respectively. Two of these loans were promissory notes that were refinanced in the second quarter of 2008. The third loan was a simple revolving loan. The financing for Grupo OfficeMax is unsecured with no recourse against the Company.

Note Agreements

        In October 2003, the Company issued 6.50% senior notes due in 2010 and 7.00% senior notes due in 2013. At the time of issuance, the senior note indentures contained a number of restrictive

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

13. Debt (Continued)

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

        In December 2004, both Moody's Investors Service, Inc. and Standard & Poor's Rating Services upgraded the credit rating on the Company's 7.00% senior notes to investment grade as a result of actions the Company took to collateralize the notes by granting the note holders a security interest in certain investments maturing in 2008 (the "Pledged Instruments"). These Pledged Instruments are reflected as restricted investments in the Consolidated Balance Sheets. As a result of these ratings upgrades, the original 7.00% senior note covenants have been replaced with the covenants found in the Company's other public debt. The remaining Pledged Instruments continue to be subject to the security interest, and are reflected as restricted investments in the Consolidated Balance Sheets. In the fourth quarter, the Company intends to call and redeem the 7% senior notes, pursuant to their terms, using proceeds from the redemption of the Pledged Instruments and has provided notice of such to the note holders. Accordingly, the 7% senior notes and the related restricted investments have been classified as current in the Consolidated Balance Sheets. Also in the fourth quarter of 2008, associated with the redemption of the 7% senior notes, the Company will record a non-cash charge of $0.7 million to fully amortize related deferred financing charges and a cash charge of $0.7 million for the call premium on the notes.

Other

        The Company has various unsecured debt outstanding, including approximately $189.9 million of revenue bonds due in varying amounts through 2029. Approximately $69.2 million of these obligations may be called in the near future due to a potential adverse determination regarding the exempt status of interest on the bonds from the Internal Revenue Service ("IRS"). The Company has appealed the proposed IRS determination. The $69.2 million of debt is classified as long-term debt in the Consolidated Balance Sheets as the Company intends to utilize its long-term revolving credit facility to fund any required payment.

        Cash payments for interest, net of interest capitalized, were $4.2 million and $18.9 million for the quarter and nine months ended September 27, 2008, respectively, and $5.7 million and $26.4 million for the quarter and nine months ended September 29, 2007, respectively.

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

14. Retirement and Benefit Plans

        The following represents the components of net periodic pension and other postretirement benefit costs (income):

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(thousands)
Service cost	$533	$419	$68	$72
Interest cost	19,519	19,270	314	314
Expected return on plan assets	(22,520)	(22,254)	—	—
Recognized actuarial loss	2,949	5,055	69	124
Amortization of prior service costs and other	—	—	(991)	(1,050)

Net periodic benefit cost (income)	$481	$2,490	$(540)	$(540)

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(thousands)
Service cost	$1,599	$1,257	$211	$237
Interest cost	58,552	57,812	965	963
Expected return on plan assets	(67,559)	(66,763)	—	—
Recognized actuarial loss	8,847	15,165	212	369
Amortization of prior service costs and other	—	—	(3,014)	(2,954)

Net periodic benefit cost (income)	$1,439	$7,471	$(1,626)	$(1,385)

        The minimum contribution requirement for 2008 is approximately $9.4 million, of which $6.8 million has been contributed as of September 27, 2008.

        Recent market conditions have resulted in an unusually high degree of volatility and increased the risks associated with certain investments held by the Company's pension plans, which has impacted the value of those investments. There has been a negative return on plan assets through September 30, 2008 which could potentially impact the funded status of the plans. The ultimate impact on the funded status will be determined based upon market conditions in effect when the annual valuation for the plan year ended December 31, 2008 is performed and will be reflected in the Company's retirement and benefit plan disclosures at year-end.

15. Segment Information

        The Company manages its business using three reportable segments: OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other. Management reviews the performance of the Company based on these segments.

        OfficeMax, Contract distributes a broad line of items for the office, including office supplies and paper, technology products and solutions and office furniture. OfficeMax, Contract sells directly to large corporate and government offices, as well as small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople,

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

15. Segment Information (Continued)

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

        Substantially all products sold by OfficeMax, Contract and OfficeMax, Retail are purchased from independent third-party manufacturers or industry wholesalers, except office papers. Office papers are purchased primarily from the paper operations of Boise Inc., the former paper manufacturing business of Boise Cascade, L.L.C., under a 12-year paper supply contract. (see Note 17, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 29, 2007 for additional information related to the paper supply contract).

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

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

15. Segment Information (Continued)

        An analysis of our operations by segment is as follows:

	Sales		Income Before Taxes and Minority Interests(a)
	Quarter Ended		Quarter Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(thousands)
OfficeMax, Contract	$1,049,116	$1,185,670	$35,509	$54,979
OfficeMax, Retail	1,047,221	1,129,549	29,137	45,279
Corporate and Other	—	—	(746,183)	(10,025)

	$2,096,337	$2,315,219	(681,537)	90,233

Interest expense			(29,822)	(31,220)
Interest income and other			3,293	21,635

			$(708,066)	$80,648

	Sales		Income Before Taxes and Minority Interests(a)
	Nine Months Ended		Nine Months Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
	(thousands)
OfficeMax, Contract	$3,356,121	$3,647,331	$(321,700)	$155,875
OfficeMax, Retail	3,027,778	3,236,559	(422,111)	134,572
Corporate and Other	—	—	(761,673)	(34,174)

	$6,383,899	$6,883,890	(1,505,484)	256,273

Interest expense			(89,144)	(91,296)
Interest income and other			67,579	60,770

			$(1,527,049)	$225,747

(a)
See Note 2, Other Operating (Income) Expense, Net; Note 3, Other Income (Expense), Net (Non-Operating); Note 4, Timber Notes Receivable; and Note 5, Goodwill, Intangible Assets and Long-Lived Assets for an explanation of certain unusual items occurring during the third quarter and first nine months of 2008 and 2007.

16. Commitments and Guarantees

        In addition to commitments for leases and long-term debt, and purchase obligations for goods and services and capital expenditures entered into in the normal course of business, the Company has various other commitments, guarantees and obligations that are described in Note 17, Commitments and Guarantees, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 29, 2007. Except as discussed below, at September 27, 2008, there had not been a material change to the information regarding commitments, guarantees and contractual obligations disclosed in the Company's Annual Report on Form 10-K for the year ended December 29, 2007.

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

16. Commitments and Guarantees (Continued)

        In accordance with the terms of a joint-venture agreement between the Company and the minority owner of the Company's subsidiary in Mexico (Grupo OfficeMax), the Company can be required to purchase the minority owner's 49% interest in the subsidiary if certain earnings targets are achieved. At September 27, 2008, Grupo OfficeMax had met these earnings targets. The earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to put its ownership interest to the Company, the purchase price would be equal to fair value, calculated based on the subsidiary's earnings before interest, taxes and depreciation and amortization for the last four quarters, and the current market multiples for similar companies. The fair value purchase price at September 27, 2008 is estimated to be between $30 million and $35 million.

17. Legal Proceedings and Contingencies

        The Company is involved in litigation and administrative proceedings arising in the normal course of its business. In the opinion of management, its recovery, if any, or its liability, if any, under pending litigation or administrative proceedings would not materially affect the Company's financial position, results of operations or cashflows. For information concerning legal proceedings, see "Item 3. Legal Proceedings" and Note 18, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 29, 2007 and "Part II, Item 1. Legal Proceedings" in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 29, 2008 and June 28, 2008.

18. Share Based Payments

        The Company sponsors several share-based compensation plans, which are described below. Compensation costs associated with these plans are accounted for in accordance with the provisions of SFAS No. 123R, "Share Based Payments." Compensation costs related to the Company's share-based plans were $1.1 million and $6.9 million for the quarters ended September 27, 2008 and September 29, 2007, respectively. As a result of changes in estimates, including estimates related to certain performance criteria, the Company recognized a benefit of $1.8 million related to share-based payments in the first nine months of 2008. Compensation costs related to the Company's share-based plans were $21.3 million for the nine months ended September 29, 2007. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) for share-based compensation arrangements was $0.4 million and $2.7 million for the quarters ended September 27, 2008 and September 29, 2007, respectively. Due to the share-based compensation benefit recognized in the first nine months of 2008, the Company recognized income tax expense of $0.7 million in the Consolidated Statements of Income (Loss) for share-based compensation arrangements in the first nine months of 2008. The total income tax benefit recognized in the Consolidated Statements of Income (Loss) for share-based compensation arrangements was $8.3 million for the nine months ended September 29, 2007.

2003 Director Stock Compensation Plan and OfficeMax Incentive and Performance Plan

        In February 2003, the Company's Board of Directors adopted the 2003 Director Stock Compensation Plan (the "2003 DSCP") and the 2003 OfficeMax Incentive and Performance Plan (the

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

18. Share Based Payments (Continued)

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

        The 2003 Plan was effective January 1, 2003, and replaced the Key Executive Performance Plan for Executive Officers, Key Executive Performance Plan for Key Executives/Key Managers, 1984 Key Executive Stock Option Plan ("KESOP"), Key Executive Performance Unit Plan ("KEPUP") and Director Stock Option Plan ("DSOP"). No grants or awards have been made under the Key Executive Performance Plans, KESOP, KEPUP, or DSOP since 2003 and no future grants or awards will be made under these plans. A total of 10,172,069 shares of common stock are reserved for issuance under the 2003 Plan. The Company's executive officers, key employees and nonemployee directors are eligible to receive awards under the 2003 Plan at the discretion of the Executive Compensation Committee of the Board of Directors. Eight types of awards may be granted under the 2003 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, annual incentive awards and stock bonus awards.

Restricted Stock and Restricted Stock Units

        In the first nine months of 2008, the Company granted to employees and non-employee directors 1,257,084 restricted stock units ("RSUs"). The weighted-average grant-date fair value of the RSUs was $23.06. As of September 27, 2008, 1,156,813 of these RSUs remained outstanding which vest after defined service periods as follows: 35,784 in 2009, 269,696 in 2010 and 851,333 in 2011. Nearly half of the RSUs granted to employees in 2008 also require certain performance criteria to be met. During the third quarter, management concluded that it was probable that these performance criteria would likely not be met for the 2008 plan.

        In 2007, the Company granted to employees and non-employee directors 786,282 RSUs. The weighted-average grant-date fair value of the RSUs was $50.09. As of September 27, 2008, 600,193 of these RSUs remained outstanding which vest after defined service periods as follows: 31,987 units in 2008, 284,103 in both 2009 and 2010. Nearly all of the RSUs granted to employees in 2007 also require certain performance criteria to be met. During the second quarter, management concluded that it was probable that these performance criteria would not be met for the 2007 plan.

        In 2006, the Company granted to employees and non-employee directors 1,621,235 RSUs. The weighted-average grant-date fair value of the RSUs was $27.36. As of September 27, 2008, 513,953 of these RSUs remained outstanding, all of which vest after defined service periods in 2009. All of the

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

18. Share Based Payments (Continued)

RSUs granted to employees in 2006 also require achievement of certain performance criteria, which have already been met.

        In 2005, the Company granted to employees and non-employee directors 728,123 RSUs. The weighted-average grant-date fair value of the RSUs was $33.15. As of September 27, 2008, 23,000 of these RSUs remained outstanding, which vest after defined service periods as follows: 17,000 units in 2008 and 3,000 units in both 2009 and 2010.

        In 2004, the Company granted 14,765 shares of restricted stock to non-employee directors. The restricted stock granted to directors vests six months from their termination or retirement from board service and 5,755 of these restricted stock shares remain outstanding at September 27, 2008.

        Restricted stock shares are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed. Non-employee directors may not sell their restricted stock until six months after they terminate board service. RSUs are convertible into one common share after the restriction has lapsed. No entries are made in the financial statements on the grant date of restricted stock and RSU awards. The Company recognizes compensation expense related to these awards over the vesting periods based on the closing prices of the Company's common stock on the grant dates. If these awards contain performance criteria, management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. As a result of changes in estimates, including estimates related to certain performance criteria, the Company recognized an expense of $1.0 million for the third quarter while recognizing a pre-tax benefit of $2.0 million related to these share-based awards in the first nine months of 2008. For the quarter and nine months ended September 29, 2007, the Company recognized $6.8 million and $20.9 million, respectively, of pretax compensation expense and additional paid-in capital related to restricted stock and RSU awards.

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

Stock Units

        The Company has a shareholder approved deferred compensation program for certain of its executive officers that allows them to defer a portion of their cash compensation. Previously, these officers could allocate their deferrals to a stock unit account. Each stock unit was equal in value to one share of the Company's common stock. The Company matched deferrals used to purchase stock units with a 25% Company allocation of stock units. The value of deferred stock unit accounts is paid in shares of the Company's common stock when an officer retires or terminates employment. There were 8,179 and 9,377 stock units allocated to the accounts of these executive officers at September 27, 2008 and December 29, 2007, respectively. As a result of an amendment to the plan, no additional deferrals can be allocated to the stock unit accounts.

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

18. Share Based Payments (Continued)

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

        A summary of stock option activity for the quarters ended September 27, 2008 and September 29, 2007 is presented in the table below:

	2008		2007
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Balance at beginning of period	1,596,295	$31.84	1,753,188	$31.81
Options granted	—	—	35,000	31.39
Options exercised	—	—	(185,563)	31.53
Options forfeited and expired	(64,033)	29.79	(1,650)	36.88

Balance at end of period	1,532,262	$31.92	1,600,975	$31.83
Exercisable at end of period	1,436,929		1,397,843

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

18. Share Based Payments (Continued)

        The following table provides summarized information about stock options outstanding at September 27, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	11,171	—	$2.50	11,171	$2.50
$18.00–$28.00	569,664	1.9	27.65	569,664	27.65
$28.01–$39.00	951,427	3.5	34.82	856,094	35.10

        The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is $0.3 million. At September 27, 2008, the aggregate intrinsic value was approximately $0.1 million for outstanding stock options and exercisable stock options. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company's closing stock price on the last trading day of the third quarter of 2008 and the exercise price, multiplied by the number of in-the-money options at the end of the quarter).

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

Financial Performance

        Sales for the third quarter of 2008 decreased 9.5% to $2,096.3 million from $2,315.2 million in the third quarter of 2007. Year-to-date, sales decreased 7.3% to $6,383.9 million in 2008 from $6,883.9 million in 2007. Gross profit margin decreased by 0.3% of sales to 25.1% of sales for the third quarter of 2008 compared to 25.4% of sales for the third quarter of 2007. For the first nine months of 2008, gross profit margin declined by 0.4% of sales to 25.0% of sales compared to 25.4% of sales in the first nine months of 2007. Net loss for the third quarter of 2008 was $431.9 million, or $5.70 per diluted share compared to net income of $49.9 million, or $0.64 per diluted share in the same period last year. Net loss for the first nine months of 2008 was $1,262.8 million, or $16.69 per diluted share compared to net income of $135.9 million, or $1.74 per diluted share in the same period last year.

        Our results for the nine months of 2008 and 2007 include several items which we do not consider to be indicative of our core operating activities, herein referred to as unusual items. These items include:

  •
  During the third quarter of 2008, we recorded a pre-tax impairment charge of $735.8 million on the Lehman Guaranteed Installment Note. This impairment charge, recorded in the Corporate and Other segment, is included in the caption "Goodwill and other asset impairments" in the Consolidated Statements of Income. In addition, we also recorded the ongoing interest expense on the Lehman Guaranteed Securitization Notes, while impairing $18.2 million of accrued interest receivable related to the Lehman Guaranteed Installment Note. The interest receivable impairment was included in the caption "Interest income" in the Consolidated Statements of Income. These charges resulted in a reduction of net income of $460.7 million, or $6.06 per diluted share for the quarter. For information regarding this impairment charge see our discussion of timber notes under the heading "Timber Notes" in this section.

  •
  During the second quarter of 2008, we recorded estimated pre-tax impairment charges of $935.3 million related to goodwill and other assets, a portion of which was reflected in each of our Contract and Retail segments. These non-cash charges resulted in a reduction in net income of $909.3 million, or $11.99 per diluted share for the first nine months of 2008 and were included in the caption "Goodwill and other asset impairments" in the Consolidated Statements of Income.

  •
  During the second quarter of 2008, we recorded a $10.2 million pre-tax charge in our Retail segment related to employee severance costs for a reorganization of our Retail store management, and in our Corporate segment, we recorded a $3.1 million pre-tax gain primarily related to the release of a warranty escrow established at the time of sale of our legacy Voyageur Panel business in 2004. In the first quarter of 2008, we recorded pre-tax charges of $2.4 million related to the consolidation of the Contract segment's manufacturing facilities in New Zealand, and $1.8 million related to employee severance costs for reorganization of the Retail field and ImPress print and document services management organization. These charges were included in the caption "Other operating expense" in the Consolidated Statements of

    Income. The cumulative effect of all of these operating items was a reduction in after-tax income of $7.0 million, or $0.09 per diluted share.

  •
  During the first quarter of 2008, we recorded $20.5 million of pre-tax income related to a distribution received from affiliates of Boise Cascade, L.L.C. We receive distributions from Boise Cascade, L.L.C. for the income tax liability associated with allocated earnings of Boise Cascade, L.L.C. The distribution received was primarily related to the income tax liability associated with the allocated gain on the sale by Boise Cascade, L.L.C. of a majority interest in its paper and packaging and newsprint businesses during the first quarter of 2008. This income was included in other income (expense), net (non-operating) in the Consolidated Statements of Income, and resulted in an increase in after-tax income of $12.5 million, or $0.17 per diluted share.

  •
  We recorded a $1.1 million loss, net of tax, from the sale of Contract operations in Mexico to Grupo OfficeMax, our 51% owned joint venture in the first quarter of 2007. This loss is reported in minority interest, net of income tax in the Consolidated Statements of Income and caused a reduction in after-tax income of $1.1 million, or $0.01 per diluted share. Grupo OfficeMax's results of operations are included in our consolidated results of operations.

Outlook

        Given the expected weak economic outlook, we are cautious in our expectations about performance for the fourth quarter of 2008. We expect significant sales declines and a weaker 2008 holiday selling season than last year. In addition, we will be cycling significant expense reductions we began generating in the fourth quarter of 2007. As a result of these factors, and based on the current outlook, we expect increased deleveraging of costs and expenses in the fourth quarter of 2008 compared to the first nine months of the year.

Results of Operations, Consolidated
($ in millions, except per share amounts)

	Quarter Ended
	September 27, 2008		September 29, 2007
	Reported Results	Percent of Sales	Reported Results	Percent of Sales
Sales	$2,096.3		$2,315.2
Gross profit	526.5	25.1%	588.1	25.4%
Operating and selling expenses	394.5	18.8%	419.7	18.1%
General and administrative expenses	77.7	3.7%	78.1	3.4%
Goodwill and other asset impairments	735.8	35.1%	—	—

Total operating expenses	1,208.0	57.6%	497.8	21.5%
Operating income (loss)	$(681.5)	(32.5)%	$90.3	3.9%
	Nine Months Ended
	September 27, 2008		September 29, 2007
	Reported Results	Percent of Sales	Reported Results	Percent of Sales
Sales	$6,383.9		$6,883.9
Gross profit	1,597.9	25.0%	1,747.1	25.4%
Operating and selling expenses	1,191.7	18.7%	1,233.1	17.9%
General and administrative expenses	229.3	3.6%	257.7	3.8%
Goodwill and other asset impairments	1,671.1	26.1%	—	—
Other operating (income) expense, net	11.3	0.2%	—	—

Total operating expenses	3,103.4	48.6%	1,490.8	21.7%
Operating income (loss)	$(1,505.5)	(23.6)%	256.3	3.7%

        Sales for the third quarter of 2008 decreased 9.5% to $2,096.3 million from $2,315.2 million for the third quarter of 2007. The year-over-year sales decrease reflects an 11.3% decrease in comparable sales related primarily to a weaker global economic environment and to our more disciplined, analysis-driven approach to sales generation and retention. For the third quarter of 2008, sales benefited $5.8 million, or 0.3%, from the effect of foreign currency changes. Sales for the first nine months of 2008 decreased 7.3% to $6,383.9 million from $6,883.9 million for the first nine months of 2007. The year-over-year sales decrease reflects an 8.9% decrease in comparable sales related primarily to a weaker global economic environment. For the first nine months of 2008, sales benefited $87.7 million, or 1.4%, from the effect of foreign currency changes.

        Gross profit margin decreased by 0.3% of sales to 25.1% of sales for the third quarter of 2008 compared to 25.4% of sales for the third quarter of 2007. For the first nine months of 2008, gross profit margin decreased by 0.4% of sales to 25.0% of sales compared to 25.4% of sales for the first nine months of 2007. The gross profit margins declined in both our Retail and Contract segments for the third quarter when compared to the previous year. Declines were primarily due to deleveraging of fixed costs, resulting from the lower sales and new stores, which were partially offset by improved merchandise (point-of-sales) margins and improved Contract account profitability. For the first nine months, Retail and Contract were again impacted by deleveraging of fixed costs, as well as higher shrinkage results, which were partially offset by a higher margin customer mix resulting from our more disciplined approach to contractual sales generation and retention and a sales-mix shift towards higher-margin office supplies category sales.

        Operating and selling expenses increased by 0.7% of sales to 18.8% of sales in the third quarter of 2008 from 18.1% of sales a year earlier. The increases in operating and selling expenses as a percent of sales were primarily the result of deleveraging fixed costs due to lower sales and new stores, which were partially offset by reduced incentive compensation expense of about $6 million and targeted cost reductions, including reduced selling expenses in the Contract segment and reduced store payroll in the Retail segment resulting from the management reorganizations completed in the first and second quarters.

        For the first nine months of 2008, operating and selling expenses increased by 0.8% of sales to 18.7% of sales from 17.9% of sales a year earlier. The increases in operating and selling expenses as a percent of sales were primarily the result of deleveraging fixed costs due to lower sales and new stores, which were partially offset by reduced incentive compensation expense and targeted cost reductions, including reduced selling expenses in the Contract segment and reduced store payroll in the Retail segment resulting from the management reorganizations completed in the first and second quarters.

        General and administrative expenses of $77.7 million for the third quarter of 2008 were basically flat compared to $78.1 million for the third quarter of 2007. As a percentage of sales, general and administrative expense increased to 3.7% of sales for the third quarter of 2008 from 3.4% of sales for the third quarter of 2007 due to the deleveraging effect caused by the decreased sales.

        For the first nine months of 2008, general and administrative expenses were 3.6% of sales compared to 3.8% of sales for the first nine months of 2007. In total dollars, this represented a decrease to $229.3 million in the first nine months of 2008 from $257.7 million in the first nine months of 2007. This dollar decrease was due to reduced incentive compensation expense.

        Both operating and selling and general and administrative expenses benefited from reduced incentive compensation expense for the first nine months of 2008 when compared to the same period in 2007. The total favorable change in compensation expense between the two years was $37.8 million, $7.5 million in operating and selling expense, and $30.3 million in general and administrative expense. The first nine months of 2008 included a $10.2 million reversal of incentive compensation liabilities accrued in prior years.

        During the third quarter of 2008, we recorded a pre-tax impairment charge of $735.8 million on the Lehman Guaranteed Installment Note. This impairment charge, recorded in the Corporate and Other segment, is included in the caption "Goodwill and other asset impairments" in the Consolidated Statements of Income. This non-cash charge resulted in a reduction of net income of $ 449.5 million, or $5.91 per diluted share for the quarter ($5.92 per diluted share for the nine-month period) and was recorded in our Corporate and Other segment. For information regarding this impairment charge see our discussion of timber notes under the heading "Timber Notes" in this section.

        During the second quarter of 2008, we recorded estimated pre-tax impairment charges of $935.3 million related to goodwill and other assets in both our Contract and Retail segments. These non-cash charges consisted of $850 million of estimated goodwill impairment in both the Contract ($464 million) and Retail ($386 million) segments; $80 million of impairment of trade names in our Retail segment and $5.3 million of impairment related to fixed assets in our Retail segment. For information regarding this impairment charge see Goodwill and Other Asset Impairments in this section.

        Interest expense was $29.8 million in the third quarter of 2008 compared to $31.2 million for the prior year. Year-to-date, interest expense was $89.1 million in 2008 and $91.3 million in the prior year. The year-over-year decrease in interest expense was a result of lower average borrowings. Interest expense includes interest related to the Securitization Notes of approximately $20.1 million for the third quarter of 2008 and 2007 and approximately $60.4 million for the first nine months of 2008 and 2007. The interest expense associated with the Securitization Notes is partially offset by interest income earned on the Installment Notes of approximately $2.4 million and $20.6 million for the third quarter of 2008 and 2007, respectively, and $43.7 million and $61.9 million for the first nine months of 2008 and 2007, respectively. The year-over-year decrease in interest earned is related to the Lehman bankruptcy. On October 29, 2008, Lehman defaulted on its interest payment. As a result, we impaired $18.2 million of accrued interest receivable associated with the Lehman Guaranteed Installment Note in the third quarter of 2008. The interest receivable impairment, which represented approximately five months of interest, was recorded to interest income and reduced net income by $11.1 million or $0.15 per diluted share for the quarter and nine-month period. We recorded the ongoing interest expense on the Lehman Guaranteed Securitization Notes, as we are required to continue accruing interest expense on such notes until the default date, October 29, 2008. Per the timber note agreements, the OMXSPEs were expected to receive approximately $41 million in interest annually under the Lehman Guaranteed Installment Note. This interest income was to fund approximately $40 million in interest payable annually to holders of the Lehman Guaranteed Securitization Notes, which would have resulted in net interest income to us of approximately $1 million. Continued nonpayment under the Lehman Guaranteed Installment Note or the related Lehman guaranty will result in a loss of this $1 million of annual net interest income. For more information regarding the Installment Notes, the Securitization Notes and the Lehman bankruptcy, see our discussion of timber notes under the heading "Timber Notes" in this section. Excluding the interest income earned on the Installment Notes, interest income was $0.9 million and $1.2 million for the quarters ended September 27, 2008 and September 29, 2007, respectively and $3.2 million and $4.7 million for the nine months ended September 27, 2008 and September 29, 2007, respectively.

        Other income (expense), net (non-operating) was $0.0 million for the third quarter of 2008 compared to expense of $0.2 million in the prior year. Other income (expense), net (non-operating) was $20.7 million of income for the first nine months of 2008 compared to expense of $5.9 million in the prior year. The income in 2008 was driven by a $20.5 million unusual item related to a distribution received from affiliates of Boise Cascade, L.L.C. for the income tax liability associated with the allocated gain on the sale by Boise Cascade, L.L.C. of a majority interest in its paper and packaging and newsprint businesses during the first quarter of 2008. In 2007, other income (expense), net (non-operating) included costs related to our accounts receivable securitization program, which we replaced in July 2007, amounting to $0.3 million and $5.6 million, respectively, for the third quarter and first nine months of 2007.

        For the third quarter of 2008 we recognized an income tax benefit of $276.4 million compared to expense of $29.1 million for the third quarter of 2007. Our effective tax (benefit) rate for the third quarter of 2008 was (39.0%) compared to an effective tax expense rate of 36.1% for the comparable period of 2007. For the first nine months of 2008, we recognized an income tax benefit of $265.5 million (effective tax (benefit) rate of (17.4%)) compared to income tax expense of $85.7 million (effective tax expense rate of 37.9%) for the same period of 2007. The impairment charge recorded in the second quarter included a portion of goodwill that was not deductible for tax purposes, resulting in a tax benefit of $26 million or approximately 2.8% of the pre-tax charge of $935.3 million. The 2008 rate also included an $8.7 million benefit recognized in the first quarter as we closed a federal income tax audit covering periods through the 2005 tax year. Income taxes for all periods were affected by the impact of state income taxes, non-deductible expenses and the mix of domestic and foreign sources of income.

        We reported a net loss for the third quarter of 2008 of $431.9 million, or $5.70 per diluted share compared to net income of $49.9 million, or $0.64 per diluted share for the third quarter of 2007. Net loss for the first nine months of 2008 was $1,262.8 million, or $16.69 per diluted share compared to net income of $135.9 million, or $1.74 per diluted share in the first nine months of 2007. For the first nine months of 2008, the cumulative effect of unusual items principally consisting of non-cash impairment charges decreased net income by $1,353.3 million or $17.86 per diluted share. The unusual item recognized in the first quarter of 2007 reduced net income for the first nine months of 2007 by $1.1 million, or $0.01 per diluted share.

OfficeMax, Contract
($ in millions, except per share amounts)

	Quarter Ended
	September 27, 2008		September 29, 2007
	Reported Results	Percent of Sales	Reported Results	Percent of Sales
Sales	$1,049.1		$1,185.7
Gross profit	228.5	21.8%	261.4	22.1%
Operating, selling and general and administrative expenses	193.0	18.4%	206.4	17.5%

Segment income	$35.5	3.4%	$55.0	4.6%
Sales by Product Line
Office supplies and paper	$607.2	57.9%	$662.8	55.9%
Technology products	307.9	29.3%	374.5	31.6%
Office furniture	134.0	12.8%	148.4	12.5%
Sales by Geography
United States	$743.7	70.9%	$870.4	73.4%
International	305.4	29.1%	315.3	26.6%
Sales Growth
Total sales growth	(11.5)%		2.4%
Internal sales growth, non-acquisition	(11.5)%		2.2%
	Nine Months Ended
	September 27, 2008		September 29, 2007
	Reported Results	Percent of Sales	Reported Results	Percent of Sales
Sales	$3,356.1		$3,647.3
Gross profit	742.0	22.1%	796.9	21.8%
Operating, selling and general and administrative expenses	597.3	17.8%	641.0	17.5%
Goodwill and other asset impairments	464.0	13.8%	—	—
Other operating expense	2.4	0.1%	—	—

Total operating expenses	1,063.7	31.7%	641.0	17.5%
Segment income (loss)	$(321.7)	(9.6)%	$155.9	4.3%
Sales by Product Line
Office supplies and paper	$1,940.5	57.8%	$2,034.2	55.8%
Technology products	1,019.0	30.4%	1,170.2	32.1%
Office furniture	396.6	11.8%	442.9	12.1%
Sales by Geography
United States	$2,341.9	69.8%	$2,699.8	74.0%
International	1,014.2	30.2%	947.5	26.0%
Sales Growth
Total sales growth	(8.0)%		3.2%
Internal sales growth, non-acquisition	(8.0)%		3.0%

        For the third quarter of 2008, Contract segment sales decreased 11.5% to $1,049.1 million from $1,185.7 million for the third quarter of 2007, reflecting a U.S. sales decline of 14.6% and an International Contract operations' sales decrease of 3.5% in local currencies (a sales decrease of 3.1%

in U.S. dollars). Contract segment sales for the first nine months of 2008 decreased 8.0% to $3,356.1 million from $3,647.3 million for the first nine months of 2007, reflecting a U.S. sales decline of 13.3% and an International Contract operations' sales decline of 1.7% in local currencies (a sales increase of 7.0% in U.S. dollars.) U.S. sales declined in the third quarter of 2008 compared to the prior year period primarily due to: a) decreased sales from existing corporate accounts of about 8%, b) our continued discipline in account acquisition and retention which resulted in lower sales to new and retained customers and c) lower sales from small market public website and catalog business customers. Early in the fourth quarter of 2008, we entered into an alliance with Lyreco to service our respective global customers. This agreement allows OfficeMax to supply global customers that have operations in European countries and Asia through Lyreco, and allows Lyreco to supply global customers that have operations in the United States and Mexico through OfficeMax.

        Contract segment gross profit margin decreased by 0.3% of sales to 21.8% of sales in the third quarter of 2008 compared to 22.1% of sales in the third quarter of 2007, primarily due to deleveraging fixed delivery and occupancy costs from lower sales, partially offset by improved account profitability for existing and new customers and targeted cost controls. Targeted costs controls included year-over-year reductions in our delivery fleet, resulting from optimizing delivery routes, which helped to reduce the impact of increased fuel costs. For the first nine months of 2008, Contract segment gross profit margin increased 0.3% of sales to 22.1% of sales compared to 21.8% of sales for the first nine months of 2007. The increase in gross profit margin in the first nine months resulted from better account management for existing and new customers and targeted cost controls, which more than offset the deleveraging of fixed delivery and occupancy costs due to the reduced sales.

        Contract segment operating selling and general and administrative expenses increased by 0.9% of sales to 18.4% of sales for the third quarter of 2008, compared to 17.5% of sales for the third quarter of 2007. The increase was primarily due to the deleveraging of fixed expenses from lower sales, including higher fixed marketing, account administration and allocated general and administrative costs partially offset by targeted cost controls, including reduced selling expenses and fewer personnel in our customer fulfillment centers. In addition, we also began to cycle on operating expense improvements that we started generating in the third quarter of 2007. The operating, selling and general and administrative expenses for the first nine months of 2008 were slightly higher (17.8% of sales) compared to the same period of 2007 (17.5% of sales) as a result of the same factors impacting the third quarter.

        Total Contract segment operating expenses for the first nine months of 2008 included a non-cash unusual charge of $464 million related to estimated goodwill impairment which represented 13.8% of sales. Other operating expense was due to a $2.4 million unusual item in the first quarter related to the consolidation of manufacturing facilities in New Zealand. For more information regarding impairment charges, see discussion of goodwill and other asset impairments below.

        The Contract segment reported net operating income of $35.5 million, or 3.4% of sales in the third quarter of 2008 compared to net operating income of $55.0 million, or 4.6% of sales in the third quarter of 2007. For the first nine months of 2008, the Contract segment operating loss was $321.7 million, compared to operating income of $155.9 million, or 4.3% of sales, in the first nine months of 2007.

OfficeMax, Retail
($ in millions, except per share amounts)

	Quarter Ended
	September 27, 2008		September 29, 2007
	Reported Results	Percent of Sales	Reported Results	Percent of Sales
Sales	$1,047.2		$1,129.5
Gross profit	298.0	28.5%	326.6	28.9%
Operating, selling and general and administrative expenses	268.9	25.7%	281.3	24.9%

Segment income	$29.1	2.8%	$45.3	4.0%
Sales by Product Line
Office supplies and paper	$442.4	42.2%	$465.9	41.3%
Technology products	514.7	49.2%	556.8	49.3%
Office furniture	90.1	8.6%	106.8	9.4%
Sales by Geography
United States	$966.9	92.3%	$1,060.6	93.9%
International	80.3	7.7%	68.9	6.1%
Sales Growth
Total sales growth	(7.3)%		4.0%
Same-location sales growth	(11.1)%		0.8%
	Nine Months Ended
	September 27, 2008		September 29, 2007
	Reported Results	Percent of Sales	Reported Results	Percent of Sales
Sales	$3,027.8		$3,236.6
Gross profit	855.8	28.3%	950.2	29.4%
Operating, selling and general and administrative expenses	794.6	26.2%	815.6	25.2%
Goodwill and other asset impairments	471.3	15.6%	—	—
Other operating (income) expense, net	12.0	0.4%	—	—

Total operating expenses	1,277.9	42.2%	815.6	25.2%
Segment income (loss)	$(422.1)	(13.9)%	$134.6	4.2%
Sales by Product Line
Office supplies and paper	$1,200.8	39.7%	$1,233.9	38.1%
Technology products	1,551.9	51.3%	1,679.6	51.9%
Office furniture	275.1	9.0%	323.1	10.0%
Sales by Geography
United States	$2,818.3	93.1%	$3,058.6	94.5%
International	209.5	6.9%	178.0	5.5%
Sales Growth
Total sales growth	(6.5)%		2.0%
Same-location sales growth	(9.9)%		0.9%

        Retail segment sales decreased 7.3% to $1,047.2 million for the third quarter of 2008 from $1,129.5 million for the third quarter of 2007, reflecting a same-store sales decrease of 11.1%, partially offset by sales from new stores. The weaker U.S. consumer and small business spending was evidenced by lower store traffic and a weaker back-to-school season than in the same quarter of the previous year. Retail same-store sales for the third quarter of 2008 declined across all major product categories. Declines were greatest in the higher-priced, discretionary furniture and technology product categories which resulted in decreased average tickets. For the first nine months of 2008, Retail segment sales decreased 6.5% to $3,027.8 million from $3,236.6 million in the first nine months of 2007, reflecting same-store sales declines of 9.9%. We opened seventeen new retail stores in the U.S. in the third quarter of 2008 and thirty-five in the first nine months, ending the period with 936 retail stores. Grupo OfficeMax, our majority owned joint venture in Mexico, opened five new stores during the third quarter of 2008 and sixteen in the first nine months, ending the period with 83 retail stores.

        Retail segment gross profit margin decreased by 0.4% of sales to 28.5% of sales for the third quarter of 2008 compared to 28.9% of sales in the third quarter of 2007, primarily due to the deleveraging of fixed occupancy costs, which has continued since late-2007 for new and existing stores. For the 2008 back-to-school season, which is always an aggressive pricing environment, we adjusted our advertising strategies to drive traffic in the stores without sacrificing overall gross margin levels. And we continued to rationalize and refine our marketing mix through various media, not just circular advertising. The deleveraging of fixed-occupancy costs was partially offset by increased merchandise margins and a sales-mix shift towards higher-margin office supplies category sales. Increased fuel prices were mostly offset by fulfillment improvement programs and flexible delivery scheduling that resulted in fewer miles driven. For the first nine months, Retail segment gross profit margin decreased by 1.1% of sales to 28.3% of sales in 2008 compared to 29.4% in 2007. In addition to those factors impacting the third quarter, the gross profit margin decreases for the first nine months were influenced by increased inventory shrinkage costs due to the results of our physical inventories.

        Retail segment operating, selling and general and administrative expenses increased by 0.8% of sales to 25.7% of sales compared to 24.9% of sales for the third quarter of 2007. The increase in expense for the third quarter of 2008 was primarily due to deleveraging of expenses from the same-store sales volume decrease, as well as the lower margins from new stores, partially offset by reduced incentive compensation expense and targeted cost controls, including the benefits from the reorganization of our Retail store management in the second quarter and Retail field and ImPress management undertaken in the first quarter.

        The Retail segment total operating expenses were impacted by three unusual charges. In the second quarter of 2008, the segment recorded an unusual charge for $471.3 million, representing 15.6% of sales. This non-cash charge consisted of $386 million for impairment of the Retail segment's entire goodwill balance; $80 million for impairment of trade names and $5.3 million for impairment of fixed assets related to Retail stores. The segment also recorded two severance related charges. In the second quarter there was a $10.2 million charge, which was related to employee severance costs for the reorganization of our Retail store management. In the first quarter of 2008, there was a charge for $1.8 million related to employee severance costs for a reorganization of the Retail field and ImPress management organizations. The operating, selling and general and administrative expense increase in the first nine months of 2008 was primarily due to deleveraging of expenses from the same-store sales decrease and new stores, partially offset by reduced incentive compensation expense and targeted cost controls, including the benefits of the reorganizations. For more information regarding impairment charges, see the discussion of goodwill and other asset impairments that follows.

        The Retail segment reported operating income of $29.1 million, or 2.8% of sales in the third quarter of 2008, compared to operating income of $45.3 million, or 4.0% of sales, in the third quarter of 2007. For the first nine months of 2008, the Retail segment reported an operating loss of $422.1 million compared to operating income of $134.6 million for the first nine months of 2007.

Corporate and Other

        Corporate and Other expenses increased to $746.1 million in the third quarter of 2008 from $10.0 million in the third quarter of 2007. For the first nine months of 2008, Corporate and Other expenses increased to $761.7 million from $34.2 million in the first nine months of 2007. The third quarter was impacted by the impairment charge of $735.8 million on the Lehman Guaranteed Installment Note. For more information regarding the timber notes impairment see our discussion of timber notes under the heading "Timber Notes" in this section. Other than the impairment charge, Corporate and Other expense for the third quarter of 2008 was fairly consistent with the same quarter of 2007. For the first nine months of 2008, Corporate and Other expenses were impacted by the third quarter impairment charge, lower incentive compensation expense of $4.7 million and a second quarter $3.1 million unusual gain, primarily related to the release of a warranty escrow established at the time of sale of our legacy Voyageur Panel business in 2004.

Goodwill and Other Asset Impairments

        During the third quarter of 2008, we recorded a pre-tax impairment charge of $735.8 million on the Lehman Guaranteed Installment Note. This impairment charge, recorded in the Corporate and Other segment, was included in the caption "Goodwill and other asset impairments" in the Consolidated Statements of Income. In addition, we also recorded the ongoing interest expense on the Securitization Notes, while impairing $18.2 million of accrued interest receivable related to the Lehman Guaranteed Installment Notes. The interest receivable impairment was included in the caption "Interest income" in the Consolidated Statements of Income. These non-cash charge resulted in a reduction of net income of $460.7 million, or $(6.06) per diluted share for the quarter ($(6.07) per diluted share for the nine-month period). For more information regarding the timber note impairment, see the discussion of timber notes under the heading "Timber Notes" in this section.

        During the second quarter of 2008, we recorded estimated pre-tax impairment charges of $935.3 million related to goodwill and other assets in both our Contract and Retail segments. These non-cash charges consisted of $850 million of estimated goodwill impairment in both the Contract ($464 million) and Retail ($386 million) segments; $80 million of estimated impairment of trade names in our Retail segment and $5.3 million of impairment related to fixed assets in our Retail segment. We are required for accounting purposes to assess the carrying value of goodwill and other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred. Based on our sustained low stock price and reduced market capitalization relative to the book value of equity, macroeconomic factors impacting industry business conditions, recent and forecasted segment operating performance, the competitive environment, and continued tightening of the credit markets, along with other factors, we determined that indicators of potential impairment were present during the second quarter of 2008. As a result, management assessed the carrying value of acquired goodwill and intangible assets with indefinite lives as well as other long-lived assets, for impairment. The measurement of impairment of goodwill and indefinite life intangibles consists of two steps, which require that we determine the fair value of our reporting units and then allocate reporting unit fair value to the individual assets and liabilities, similar to a purchase price allocation. We have concluded that we had impairment as of June 28, 2008, and are in the process of performing the fair value allocation process necessary to determine the final impairment of goodwill and other intangible assets. The estimates and assumptions made in assessing the fair value of the reporting units and the valuation of the underlying assets and liabilities are inherently subject to significant uncertainties. Accordingly, an adjustment to the estimated impairment charge will be required when we finalize our analysis, which is expected to be completed by the end of 2008. Any adjustment resulting from the completion of the analysis and finalization of the charge could be material, but will be non-cash. Although the Company is finalizing its estimated non-cash impairment charge recorded in the second quarter of 2008, its common stock has continued to trade below book value per share during the third quarter of 2008.

Management will continue to monitor the relationship of the Company's market capitalization to its book value, which management attributes to both retail industry-wide and Company specific factors, and evaluate the carrying value of goodwill and other intangibles.

Integration Activities and Facility Closures

        We conduct regular reviews of our real estate portfolio to identify underperforming facilities, and close those facilities that are no longer strategically or economically viable. We record a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred. At September 27, 2008, $16.8 million of the reserve for integration and facility closures was included in accrued expenses and other liabilities, and $40.5 million was included in other long-term obligations in the Consolidated Balance Sheets. The integration and facility closure reserve included $56.7 million for estimated future lease obligations, which represents the estimated net present value of the lease obligations and is net of anticipated sublease income of approximately $57.8 million.

        Integration and facility closure reserve account activity during the first nine months of 2008 and 2007, was as follows:

	Lease/Contract Terminations	Severance/ Retention	Other	Total
	(Thousands)
Balance at December 29, 2007	$73,231	$2,414	$1,417	$77,062
Charges to income	3,084	79	—	3,163
Changes to estimated costs included in income	(1,982)	(1,414)	—	(3,396)
Cash payments	(19,740)	(900)	(919)	(21,559)
Accretion	2,058	—	—	2,058

Balance at September 27, 2008	$56,651	$179	$498	$57,328

	Lease/Contract Terminations	Severance/ Retention	Other	Total
	(Thousands)
Balance at December 30, 2006	$107,824	$10,838	$3,142	$121,804
Changes to estimated costs included in income	—	—	—	—
Cash payments	(32,455)	(7,462)	(1,656)	(41,573)
Accretion	2,825	—	—	2,825

Balance at September 29, 2007	$78,194	$3,376	$1,486	$83,056

Liquidity and Capital Resources

        As of September 27, 2008, we had $234.5 million of cash and cash equivalents, (of which $171.2 million was invested and available), and $374.0 million of short-term and long-term debt, excluding the $1.470 million of timber securitization notes. We also had $22.4 million of restricted investments on deposit which are pledged to secure a portion of the outstanding debt. We also had $602 million of available credit under our $700 million Loan Agreement. Our unused borrowing capacity reflects an available borrowing base of $669.4 million, no outstanding borrowings, and $67.3 million of letters of credit issued under the Loan Agreement as of the end of the quarter. As of December 29, 2007, we had $152.6 million of cash and cash equivalents, $398.4 million of short-term and long-term debt, excluding the $1.470 million of timber securitization notes, and $22.4 million of restricted investments. During the first nine months of 2008 we reduced our net debt (total debt excluding the timber securitization notes less cash and restricted investments) by $106.3 million.

        Our ratio of current assets to current liabilities was 1.57:1 at September 27, 2008 compared with a ratio of 1.61:1 at December 29, 2007.

        Our primary ongoing cash requirements relate to working capital, expenditures for property and equipment, lease obligations, debt service and the accelerated tax payment related to the Installment Notes. We expect to fund these requirements through a combination of cash flow from operations and seasonal borrowings under our revolving credit facility. The sections that follow discuss in more detail our operating, investing, and financing activities, as well as our financing arrangements.

Operating Activities

        OfficeMax's operating activities generated $246.7 million of cash during the first nine months of 2008, compared to $31.5 million of cash during the first nine months of 2007. Changes in working capital in the first nine months of 2008 provided $58.1 million in cash primarily due to the net impact of reduced receivables and inventories which was offset by reductions in taxes, accounts payable and other accruals. We ended the third quarter of 2008 with inventory $97.8 million lower than at the end of 2007, with declines in inventory per store and per distribution center partially offset by store growth. Accounts payable at the end of the third quarter was $40.6 million lower than year end, primarily reflecting the timing of vendor payments and lower inventory levels. Receivables at the end of the quarter were $70.3 million lower than year end, reflecting both volume declines in the Contract segment as well as improvements in monitoring and collecting of the receivables in a tougher economy. In the first nine months of 2007, changes in working capital used $231.1 million of cash, principally due to the termination of our accounts receivable securitization program and a reduction in accounts payable which was due to lower inventory levels and reduced terms for a few key suppliers, partially offset by $82 million of cash proceeds realized from the monetization of certain company-owned life insurance assets.

        We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees. Pension expense was $1.4 million and $7.5 million for the first nine month of 2008 and 2007, respectively. For the first nine months of 2008 and 2007, we made contributions to our pension plans totaling $6.8 million and $12.8 million, respectively. At the end of 2007, the pension plans were under funded by $107 million. Current events in the credit and equity markets may have a significant impact on the projected unfunded balance as well as future contributions after 2009, and future pension expense to be recorded in 2009 and later. As of the end of the quarter, the return on plan assets was a year-to-date decline of approximately 16%. Pursuant to IRS funding rules and based on our past funding practices, our minimum required contribution in 2009 is currently estimated to be less than $10 million. We may elect to make additional voluntary contributions in 2009 in order to reduce future requirements, and in 2010, we could experience significantly higher cash contribution levels. We also have post retirement medical plans in which we pay participants directly. See "Disclosures of Financial Market Risks" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.

        As a result of the Lehman bankruptcy, we expect to make a cash payment in an amount not to exceed approximately $50 million representing accelerated tax liability on one-half of the gain on the Sale transaction. We continue to believe that the estimated $50 million tax payment will be funded using available excess cash and, if necessary, funds available under our Loan Agreement. The timing of the tax payment is anticipated to be no later than the first quarter of 2009. In addition, per the timber note agreements, the OMX SPE was expected to receive approximately $41 million in interest annually under the Lehman Guaranteed Installment Note. This interest income was to fund approximately $40 million in interest payable annually to holders of the related Securitization Notes, which would have resulted in net interest income to us of approximately $1 million. Continued nonpayment under the Lehman Guaranteed Installment Note or the related Lehman guaranty will result in a loss of this $1 million of annual net interest income.

Investment Activities

        Our investing activities used $102.6 million of cash during the first nine months of 2008, compared to $102.1 million during the first nine months of 2007. Investment activities during the first nine months of 2008 consisted of expenditures for property and equipment. In the first nine months of 2008, we opened 35 new domestic stores, 16 new stores in Mexico and we completed 31 store remodels. We expect our capital investments in 2008 to total between $140 and $160 million, excluding acquisitions. Our capital spending projection includes leasehold improvements, new stores, store remodeling projects and other projects to support our infrastructure. In 2008, we still expect to open up to 40 new domestic stores, mostly in existing markets.

Financing Activities

        Our financing activities used $60.6 million of cash during the first nine months of 2008, compared with $65.4 million during the first nine months of 2007. Dividend payments totaled $34.4 million and $35.8 million during the first nine months of 2008 and 2007, respectively. In both years, our quarterly dividend was 15 cents per common share. During the first nine months of 2008, we used $26.4 million of cash to reduce debt as compared to $25.5 million for the same period in 2007.

        Our debt structure consists of credit agreements, note agreements and other borrowings. Information regarding our debt structure is included below. For additional information, see Note 12, Debt, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of our Annual Report on Form 10-K for the year ended December 29, 2007.

Credit Agreements

        On July 12, 2007, we entered into an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with a group of banks. The Loan Agreement amended our existing revolving credit facility and replaced our accounts receivable securitization program. The Loan Agreement permits us to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The revolving credit facility may be increased (up to a maximum of $800 million) at our request or reduced from time to time, in each case according to terms detailed in the Loan Agreement. There were no borrowings outstanding under our revolving credit facilities as of September 27, 2008 or December 29, 2007. There were no borrowings outstanding during the first nine months of 2008 or 2007. Letters of credit, which may be issued under the revolving credit facility up to a maximum of $250 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolving credit facility totaled $67.3 million as of September 27, 2008 and $85.5 million as of December 29, 2007. As of September 27, 2008, the maximum aggregate borrowing amount available under the revolving credit facility was $669.4 million and excess availability under the revolving credit facility totaled $602.0 million. The Loan Agreement allows the payment of dividends subject to availability restrictions and so long as no default has occurred. At September 27, 2008, we were in compliance with all covenants under the Loan Agreement. The Loan Agreement expires on July 12, 2012.

        Borrowings under the revolving credit facility bear interest at rates based on either the prime rate or the London Interbank Offered Rate ("LIBOR"). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolving credit facility depending on the level of average excess availability. Fees on letters of credit issued under the revolving credit facility were charged at a weighted average rate of 0.875% during the third quarter of 2008. We are also charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit.

        As of September 27, 2008, Grupo OfficeMax, our 51% owned joint venture in Mexico, had short term borrowings of $9.8 million consisting of one promissory note payable; the note matures in the fourth quarter of 2008. During the third quarter of 2008, Grupo OfficeMax entered into a long term installment loan agreement for $14.7 million payable in 60 monthly installments beginning in the second quarter of 2009. Grupo OfficeMax also has a simple revolving credit facility permitting borrowing up to $10.3 million, based upon the spot rate at the end of the third quarter of 2008. There were no borrowings outstanding under this revolving credit facility at the end of the third quarter of 2008. The average amount outstanding under this revolving credit facility during the third quarter of 2008 was $8.2 million. The revolving credit facility expires on April 27, 2009. As of December 29, 2007, Grupo OfficeMax had short term borrowings of $14.2 million consisting of three loans with balances of $4.6 million, $4.6 million and $5.0 million, respectively. Two of these loans were promissory notes that were refinanced in the second quarter of 2008. The third loan was a simple revolving loan. The financing for Grupo OfficeMax is unsecured with no recourse against us.

Timber Notes

        In October 2004, as part of the Sale, we sold our timberlands in exchange for $15 million in cash plus credit-enhanced timber installment notes in the amount of $1,635 million (the "Installment Notes"). The Installment Notes were issued by single- member limited liability companies formed by Boise Cascade, L.L.C. (the "Note Issuers"). The Installment Notes are 15-year non-amortizing obligations and were issued in two equal $817.5 million tranches bearing interest at 5.11% and 4.98%, respectively. In order to support the issuance of the Installment Notes, at the time of the Sale, Boise Cascade, L.L.C. transferred a total of $1,635 million in cash ($817.5 million each) to Lehman Brothers Holding Inc. ("Lehman") and Wachovia Corporation ("Wachovia"). Lehman and Wachovia issued collateral notes (the "Collateral Notes") to the Note Issuers. The Collateral Notes were substantially similar to the Installment Notes, except that the Collateral Notes pay interest quarterly and the Installment Notes pay interest semi-annually. The only assets of the Note Issuers are the Collateral Notes. There is a spread between the interest rates on the Collateral Notes and the Installment Notes to cover the operating expenses of the Note Issuers and the cost of the guarantees discussed below. Concurrently with the issuance of the Installment and Collateral Notes, Lehman and Wachovia guaranteed the respective Installment Notes and the Note Issuers pledged the Collateral Notes as security for the performance of the Installment Note obligations. The note structure allowed us to defer recognition of the capital gain and payment of the related taxes on the Sale until 2019, the scheduled maturity date of the Installment Notes.

        In December 2004, we completed a securitization transaction in which its interests in the Installment Notes and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries, OMX Timber Finance Investments I, L.L.C. ("OMX Timber I") and OMX Timber Finance Investments II, L.L.C. ("OMX Timber II") (collectively the "OMXSPEs") that were originally intended to be qualifying special purpose entities. The OMXSPEs subsequently failed to qualify and are currently variable interest entities. The OMXSPEs pledged the Installment Notes and related guarantees and issued Securitization Notes in the amount of $1,470 million ($735 million through the structure supported by the Lehman guaranty and $735 million through the structure supported by the Wachovia guaranty). Recourse on the Securitization Notes is limited to the applicable pledged Installment Notes and underlying Lehman and Wachovia guarantees. The Securitization Notes are 15-year non-amortizing, and were issued in two equal $735 million tranches paying interest of 5.54% and 5.42%, respectively.

        As a result of these transactions, we received $1,470 million ($735 million from investors in the Securitization Notes guaranteed by Lehman) in cash from the OMXSPEs, and over 15 years the OMXSPEs were expected to earn approximately $82.5 million per year in interest income on the Installment Notes receivable ($41.25 million from interest on the Lehman guaranteed Installment Note) and expected to incur annual interest expense of approximately $80.5 million on the Securitization Notes ($40.25 million from interest on the Securitization Notes guaranteed by Lehman). The pledged Installment Notes receivable and Securitization Notes were scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Installment Notes. We expected to refinance our ownership of the Installment Notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the Securitization Notes to the maturity of the Installment Notes.

        The Note Issuers are variable-interest entities (the "VIEs") under Financial Accounting Standards Board ("FASB") Interpretation 46R, "Consolidation of Variable Interest Entities." The OMXSPEs are considered to be the primary beneficiary of the Note Issuers, and therefore, the VIEs are required to be consolidated with the OMXSPEs, which are also the issuers of the Securitization Notes. The accounts of the OMXSPEs have been consolidated into those of their ultimate parent, OfficeMax. The effect of our consolidation of the OMXSPEs is that the securitization transaction is treated as a financing, and both the Installment Notes receivable and the Securitization Notes payable are reflected in our consolidated balance sheets.

        On September 15, 2008, Lehman, guarantor of half of the Installment Notes and the Securitization Notes, filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under chapter 11 of the United States Bankruptcy Code. On September 17, 2008, attorneys for OMX Timber II delivered notices to the trustee under the indenture applicable to the Securitization Notes, to the issuer of the Installment Notes and to Lehman, which stated that as a result of Lehman's bankruptcy filing, an event of default had occurred under the $817.5 million in Installment Note guaranteed by Lehman (the "Lehman Guaranteed Installment Note"). These notices stated that OMX Timber II was assessing all rights and remedies available to it, was not waiving or agreeing to forbear in the exercise of any of its rights, and reserved the right to exercise any rights available to it in the future. OMX Timber II does not believe the events described in its notices constituted an event of default under the indenture.

        We concluded in late October that due to the uncertainty of collection of the Lehman Guaranteed Installment Note as a result of the Lehman bankruptcy, the carrying value of the Lehman Guaranteed Installment Note was impaired, and recorded a non-cash impairment charge of $735.8 million for the third quarter of 2008. We are required for accounting purposes to assess the carrying value of assets whenever circumstances indicate that a decline in value may have occurred. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman (the "Lehman Guaranteed Securitization Notes") until such time as the liability has been "extinguished", under the guidance in paragraph 16 of SFAS No. 140, which will be when the Lehman Guaranteed Installment Note and the guaranty are transferred to and accepted by the note holders. We expect that this will occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. Accordingly, the current period non-cash charge is expected to be followed by a later period non-cash gain at the time the liability is legally extinguished.

        On October 29, 2008, Lehman failed to pay the $20.6 million interest payment due to the Note Issuer. The Note Issuer did not to make the $20.6 million interest payment due to OMX Timber II, and, in turn, OMX Timber II did not make its $20 million interest payment due to the holders of the Lehman Guaranteed Securitization Notes. We also impaired $18.2 million of accrued interest receivable associated with the Lehman Installment Note in the third quarter of 2008 as a result of this nonpayment. The interest receivable impairment, which represented approximately five months of interest, was recorded to interest income. We recorded the ongoing interest expense on the Lehman Guaranteed Securitization Notes, as it is required to continue accruing interest expense on such notes until the default date, October 29, 2008.

        At the time of the Sale, we generated a tax gain and recognized the related deferred tax liability. The timber note structure allowed the Company to defer the resulting tax liability of $543 million until 2019, the maturity date for the Installment Notes. Due to the impairment, approximately half of this tax gain will be accelerated and the related taxes will become due and payable no later than the first quarter of 2009. We have available alternative minimum tax credits, a portion of which resulted from prior tax payments related to the Sale, which will be used to reduce the cash tax payment triggered by the Lehman default. As a result, we believe the cash tax exposure related to the portion of the tax gain triggered by the Lehman default will not exceed approximately $50 million.

        Finally, per the timber note agreements, the OMX SPE was expected to receive approximately $41 million in interest annually under the Lehman Guaranteed Installment Note. This interest income was to fund approximately $40 million in interest payable annually to holders of the Lehman Guaranteed Securitization Notes, which would have resulted in net interest income to us of approximately $1 million. Continued nonpayment under the installment note guaranteed by Lehman or the related Lehman guaranty will result in a loss of this $1 million of annual net interest income.

        We believe that any cash required as a result of the events described above would be funded adequately by our cash position and our Loan Agreement.

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

        In December 2004, both Moody's Investors Service, Inc. and Standard & Poor's Rating Services upgraded the credit rating on our 7.00% senior notes to investment grade as a result of actions we took to collateralize the notes by granting the note holders a security interest in certain investments maturing in 2008 (the "Pledged Instruments"). These Pledged Instruments are reflected as restricted investments in the Consolidated Balance Sheets. As a result of these ratings upgrades, the original 7.00% senior note covenants have been replaced with the covenants found in our other public debt. The remaining Pledged Instruments continue to be subject to the security interest, and are reflected as restricted investments in the Consolidated Balance Sheets. In the fourth quarter of 2008, upon a call option, we intend to redeem the 7% senior notes using proceeds from the redemption of the Pledged Instruments and have provided notice of such to the note holders. Accordingly, the 7% senior notes and the related restricted investments have been classified as current in the Consolidated Balance Sheets. Also in the fourth quarter of 2008, associated with the redemption of the 7% senior notes, we will record a non-cash charge of $0.7 million to fully amortize related deferred financing charges and a cash charge of $0.7 million for the call premium on the notes.

Other

        We have various unsecured debt outstanding, including approximately $189.9 million of revenue bonds due in varying amounts through 2029. Approximately $69.2 million of these obligations may be called in the near future due to a potential adverse determination regarding the exempt status of interest on the bonds from the Internal Revenue Service ("IRS"). We have appealed the proposed IRS determination. The $69.2 million of debt is classified as long-term debt in the Consolidated Balance Sheets as we intend to utilize its long-term revolving credit facility to fund any required payment.

        Cash payments for interest, net of interest capitalized, were $4.2 million and $18.9 million for the quarter and nine months ended September 27, 2008, respectively, and $5.7 million and $26.4 million for the quarter and nine months ended September 29, 2007, respectively.

Contractual Obligations

        For information regarding contractual obligations, see the caption "Contractual Obligations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 29, 2007. In the first quarter of 2007, we adopted Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of Financial Accounting Standards Board (FASB) Statement No. 109", see Note 7, Income Taxes, of "Notes to Quarterly Consolidated Financial Statements (Unaudited)" in this Form 10-Q. As of September 27, 2008, we had approximately $18.7 million of total gross unrecognized tax benefits.

        In accordance with the terms of a joint-venture agreement between the minority owner of our subsidiary in Mexico (Grupo OfficeMax) and us, we can be required to purchase the minority owner's 49% interest in the subsidiary if certain earnings targets are achieved. At September 27, 2008, Grupo OfficeMax had met these earnings targets. The earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to put its ownership interest to us, the purchase price would be equal to fair value, calculated based on the subsidiary's earnings before interest, taxes and depreciation and amortization for the last four quarters, and the current market multiples for similar companies. The fair value purchase price at September 27, 2008 is estimated to be between $30 million and $35 million.

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

        For information regarding off-balance-sheet activities and guarantees, see Note 10, Sales of Accounts Receivable, of "Notes to Quarterly Consolidated Financial Statements (Unaudited)" in this

Form 10-Q and the caption "Off-Balance-Sheet Activities and Guarantees" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 29, 2007. Except as discussed below, at September 27, 2008, there had not been a material change to the information regarding off-balance-sheet-activities and guarantees disclosed in our Annual Report on Form 10-K for the year ended December 29, 2007.

Disclosures of Financial Market Risks

        Our debt is predominantly fixed-rate as is the interest on our timber notes receivable. During the third quarter of 2008, issues involving the Installment Notes and Securitization Notes, as well as recent market conditions affecting short-term liquidity have impacted the fair market value of our debt and our Installment Notes. At September 27, 2008, the estimated current market value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the Installment Notes, was approximately $864.7 million lower than the amount of debt reported in the Consolidated Balance Sheet. At September 27, 2008, the estimated fair value of our Installment Notes was below their carrying amount by $164.9 million. The estimated fair values of our other financial instruments, including cash and cash equivalents, receivables and short-term borrowings are approximately the same as their carrying values. See "Liquidity and Capital Resources" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information regarding our Installment Notes.

        The table below provides information about our financial instrument liabilities outstanding at September 27, 2008 and December 29, 2007 that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rates, the table sets forth payout amounts based on current rates and does not attempt to project future rates. Changes in payment timing for short-term borrowings and long-term other than the timber notes are primarily related to changes in borrowings by our Mexican joint-venture and by our decision to pay some debt early. See "Liquidity and Capital Resources" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.

							Period Ended
							September 27, 2008		December 29, 2007
	2008(a)	2009	2010	2011	2012	Thereafter	Total	Fair Value	Total	Fair Value
Debt
Short-term borrowings	$9.8	$—	$—	$—	$—	$—	$9.8	$9.8	$14.2	$14.2
Average interest rates	9.8%	—%	—%	—%	—%	—%	9.8%	—%	9.0%	—%
Long-term debt
Fixed-rate debt payments(b)	$19.2	$53.1	$16.7	$3.5	$38.1	$233.6	$364.2	$295.5	$384.2	$382.4
Average interest rates	7.0%	8.9%	7.1%	9.7%	8.1%	5.8%	7.0%	—%	6.9%	—%
Timber notes securitized:
Wachovia	$—	$—	$—	$—	$—	$735.0	$735.0	$592.2	$735.0	$790.9
Average interest rates	—	—	—	—	—	5.5%	5.5%	—%	5.5%	—%
Lehman(c)	$—	$—	$—	$—	$—	$735.0	$735.0	$81.8	$735.0	$790.9
Average interest rates	—	—	—	—	—	5.5%	5.5%	—%	5.5%	—%

(a)
Payments due in the fourth quarter of 2008.

(b)
As discussed previously in Liquidity and Capital Resources—Other in this Management's Discussion and Analysis of Financial Condition and Results of Operations, $69.2 million of revenue bonds maturing after 2012 may be called in the near future.

(c)
As discussed previously in Liquidity and Capital Resources—Timber Notes in this Management's Discussion and Analysis of Financial Condition and Results of Operations, the Lehman Guaranteed Securitization Notes may be extinguished prior to their scheduled maturity as a result of the Lehman bankruptcy.

        The table below provides information about our financial instrument assets as of September 27, 2008 and December 29, 2007.

	2008		2007
	Carrying amount	Fair value	Carrying amount	Fair value
	(thousands)
Financial assets:
Timber notes receivable—Wachovia	$817.5	$652.6	$817.5	$881.8
Timber notes receivable—Lehman	$81.8	$81.8	$817.5	$881.8
Restricted investments	22.4	22.4	22.4	21.8

        In addition to our debt instruments, market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax employees. As our plans were frozen in 2003, our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits. However, the pension plan obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations such as retirement rates and pension members living longer. In addition to changes in pension plan obligation, contributions and expense are also impacted by the return on the pension plan assets. The pension plan assets include U.S. equities, international equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and take action, where appropriate, in terms of setting investment strategy and agreeing contribution levels.

        Recent market conditions have resulted in an unusually high degree of volatility and increased the risks associated with certain investments held by our pension plans which has impacted the value of those investments. There has been a negative return on pension plan assets through September 27, 2008 which could ultimately affect the funded status of the pension plan. These same market conditions have resulted in changes in interest rates that could also impact the funded status of the both our pension plans and our postretirement medical plans. The ultimate impact on the funded status of these plans will be determined based upon market conditions in effect when the annual valuation for the plan year ended December 31, 2008 is performed and will be reflected in our retirement and benefit plan disclosures at year-end.

        For additional information regarding market risk see the caption "Disclosures of Financial Market Risk" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 29, 2007.

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

Environmental

        For information regarding environmental issues, see the caption "Environmental" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 29, 2007. In addition, our disclosure regarding CERCLA was updated as set forth in Note 17 in the Notes to the Quarterly Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the period ended June 28, 2008.

Critical Accounting Estimates

        The preparation of financial statements requires management to make estimates and assumptions which may differ materially from the actual results. For information regarding critical accounting estimates, see the caption "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 29, 2007. As discussed in Note 4 to the quarterly financial statements, we recorded an estimated charge to reduce the carrying value of our goodwill and other assets. Estimating fair value involves significant assumptions. We have used assumptions we believe to be reasonable but are unpredictable and inherently uncertain. Therefore, actual future results may differ from those estimates. In addition, we have not completed the fair value allocation process necessary to determine the final impairment of goodwill and other assets. Accordingly, an adjustment to the estimated impairment charge will be required when we finalizes our analysis, which is expected to be completed by the end of 2008. Any such adjustment could be material.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding market risk see the caption "Disclosures of Financial Market Risk" in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" herein.

ITEM 4.    CONTROLS AND PROCEDURES

(a)
Disclosure Controls and Procedures

        The Company's management, with the participation of the Company's Chief Executive Officer and principal financial officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, these officers have concluded that the Company's disclosure controls and procedures are effective for the purpose of ensuring that material information required to be included in this quarterly report is made known to them by others on a timely basis and that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

(b)
Changes in Internal Controls over Financial Reporting

        There was no change in the Company's internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

 PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position or results of operations. For information concerning legal proceedings, see "Item 3. Legal Proceedings" and Note 18, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 29, 2007 and "Part II, Item 1. Legal Proceedings" in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 29, 2008 and June 28, 2008

ITEM 1A.    RISK FACTORS

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

         We may be unable to open and remodel stores successfully.    Our business plans include the opening and remodeling of a number of retail stores. For these plans to be successful, we must identify and lease favorable store sites, develop remodeling plans, hire and train associates and adapt management and systems to meet the needs of these operations. These tasks are difficult to manage successfully. If we are not able to open and remodel stores as quickly as we have planned, our future financial performance could be materially and adversely affected. Further, we cannot ensure that the new or remodeled stores will achieve the sales or profit levels that we anticipate. This is particularly true as we introduce different store designs, formats and sizes or enter into new market areas. In particular, the "Advantage" prototype store format we intend to utilize for new and remodeled stores was new in 2006 and there can be no assurance as to whether or to what extent that format will be successful.

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

         The current credit crisis and related turmoil in the global financial system has had and may continue to have an impact on our business and our financial condition.    For example, in September 2008, Lehman, a guarantor under our Installment Notes, filed for bankruptcy. As a result, in the third quarter we recorded an impairment charge of $735.8 million on the Lehman Guaranteed Installment Note, which reduced net income by $449.5 million. (See Note 4. Timber Notes Receivable for more information regarding the Lehman bankruptcy.) The credit crisis could have additional impact on our business and financial condition if Wachovia Corporation, the other timber notes guarantor, was unable to perform its obligations under the Installment Notes or if parties to our Loan Agreement are forced to file for bankruptcy or are otherwise unable to perform their obligations.

        In addition to the impact that the global financial crisis has already had on us, we may face significant challenges if conditions in the financial markets do not improve or continue to worsen. For example, the impact of the credit crisis on our customers could adversely impact the overall demand for our products and services, which would have a negative effect on our revenues, as well as impact our customers' ability to pay their obligations, which could have a negative effect on our bad debt expense and cash flows. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions, including reduced availability in our Loan Agreement due to lower sales.

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

         Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to product liability claims.    Our product offering includes many proprietary branded products. While we have focused on the quality of our proprietary branded products, we rely on third-party manufacturers for these products. Such third party manufacturers may prove to be unreliable, the quality of our globally sourced products may not meet our expectations or such products may not meet applicable regulatory requirements. Furthermore, economic and political conditions in areas of the world where we source such products may adversely affect the availability and cost of such products. In addition, our proprietary branded products compete with other manufacturers' branded items that we offer. As we continue to increase the number and types of proprietary branded products that we sell, we may adversely affect our relationships with our vendors, who may decide to reduce their product offerings through OfficeMax and increase their product offerings through our competitors. Finally, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us. Any of these circumstances could have an adverse effect on our business and financial performance.

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

         Our business may be adversely affected by the actions of and risks associated with our third-party vendors.    We are a reseller of other manufacturers' branded items and are therefore dependent on the availability and pricing of key products including ink, toner, paper and technology products. As a reseller, we cannot control the supply, design, function or cost of many of the products we offer for sale. Disruptions in the availability of these products may adversely affect our sales and result in customer dissatisfaction. Many of our vendors are small or medium sized businesses which are being significantly impacted by current macroeconomic conditions, both in the U.S. and Asia, including little or no access to credit. We may have no warning before a vendor fails, which may have an adverse effect on our business and results of operations. Further, we cannot control the cost of manufacturers' products and cost increases must either be passed along to our customers or will result in erosion of our earnings. Failure to identify desirable products and make them available to our customers when desired and at attractive prices could have an adverse effect on our business and results of operations.

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

         Our obligation to purchase paper from Boise Inc. concentrates our supply of an important product primarily with a single supplier.    When we sold our paper, forest products and timberland assets, we agreed to purchase substantially all of our requirements of paper for resale from Boise Cascade, L.L.C., or its affiliates or assigns, on a long term basis. The price we pay for this paper is market based and therefore subject to fluctuations in the supply and demand for the products. Our purchase obligation limits our ability to take advantage of spot purchase opportunities and exposes us to potential interruptions in supply, which could impact our ability to compete effectively with our competitors, who would not typically be restricted in this way.

         We have substantial business operations in states in which the regulatory environment is particularly challenging.    Our operations in California and other heavily regulated states expose us to a particularly challenging regulatory environment, including, without limitation, consumer protection laws, advertising regulations, and employment and wage and hour regulations. This regulatory environment requires the Company to maintain a heightened compliance effort and exposes us to defense costs, possible fines and penalties, and liability to private parties for monetary recoveries and attorneys' fees, any of which could have an adverse effect on our business and results of operations.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Information concerning our stock repurchases during the three months ended September 27, 2008 is below. All stock was withheld to satisfy our tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 29, 2008–July 26, 2008	17	$14.35	—	—
July 27–August 23, 2008	47	12.61	—	—
August 24–September 27, 2008	5,169	11.47	—	—

Total	5,233	$11.49	—	—

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

OFFICEMAX INCORPORATED
/s/ DEBORAH A. O'CONNOR Deborah A. O'Connor Senior Vice President and Chief Accounting Officer (As Duly Authorized Officer and Principal Financial Officer)
Date: November 6, 2008

OFFICEMAX INCORPORATED
INDEX TO EXHIBITS

        Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 27, 2008

Number	Description
3.1(1)	Restated Certificate of Incorporation, as amended and restated to date
3.2(2)	Bylaws, as amended April 23, 2008
10.1(3)	Form of 2008 Director Restricted Stock Unit Award Agreement.
10.2(4)	Indenture dated as of December 21, 2004 by and between OMX Timber Finance Investments II, LLC, as the Issuer and Wells Fargo Bank Northwest, N.A., as Trustee.
10.3*(5)	Form of Amendment to OfficeMax Incorporated 2007 Restricted Stock Unit Award Agreement granted to Sam Martin.
10.4*(5)	Executive Officer Severance Pay Policy
10.5*(5)	Form of Executive Officer Change in Control Severance Agreement
10.6*(5)	Amendment to OfficeMax Incorporated 2005 Directors Deferred Compensation Plan
10.7*(5)	Form of Amendment to Employment Agreement between OfficeMax Incorporated and Sam Duncan
10.8*(5)	Form of Amendment to OfficeMax Incorporated 2005 Restricted Stock Unit Award Agreements granted to Sam Duncan
31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Section 906 Certifications of Chief Executive Officer and Principal Financial Officer of OfficeMax Incorporated

*
Filed with this Form 10-Q.

(1)
Exhibit 3.1 was filed under the same exhibit number in our Current Report on Form 8-K dated May 1, 2007, and is incorporated herein by reference.

(2)
Exhibit 3.2 was filed under exhibit number 3.2 in our Current Report on Form 8-K dated April 29, 2008, and is incorporated herein by reference.

(3)
Exhibit 10.1 was filed under exhibit number 99.2 in our Current Report on Form 8-K dated July 29, 2008, and is incorporated herein by reference.

(4)
Exhibit 10.2 was filed under exhibit number 99.1 in our Current Report on Form 8-K dated September 22, 2008, and is incorporated herein by reference.

(5)
These amendments were intended solely to cause the subject document to comply with Section 409A of the Internal Revenue Code of 1986, as amended.

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