Form 10-K
period 2008-12-27
OFFICEMAX INC
filed 2009-02-25
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Sections 13 or 15(d)
of the Securities Exchange Act of 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2008
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

         The aggregate market value of the voting common stock held by nonaffiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on June 28, 2008, was $785,721,723. Registrant does not have any nonvoting common equity securities.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of February 20, 2009
Common Stock, $2.50 par value	76,287,724

Document incorporated by reference

         Portions of the registrant's proxy statement relating to its 2009 annual meeting of shareholders to be held on April 15, 2009 ("OfficeMax Incorporated's proxy statement") are incorporated by reference into Part III of this Form 10-K.

i

 PART I

ITEM 1.   BUSINESS

        As used in this 2008 Annual Report on Form 10-K, the terms "OfficeMax," the "Company," and "we" include OfficeMax Incorporated and its consolidated subsidiaries and predecessors. Our Securities and Exchange Commission ("SEC") filings, which include this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments, are available free of charge on our website at www.officemax.com and can be found by clicking on "About us," "Investors" and then "SEC filings." Our SEC filings are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Last year, we filed our annual Chief Executive Officer certification, without qualification, dated May 16, 2008 with the New York Stock Exchange. Attached as exhibits to this Form 10-K you will find certifications of our Chief Executive Officer and Chief Financial Officer required under Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

General Overview

        OfficeMax is a leader in both business-to-business and retail office products distribution. We provide office supplies and paper, print and document services, technology products and solutions and furniture to large, medium and small businesses, government offices, and consumers. OfficeMax customers are served by approximately 33,000 associates through direct sales, catalogs, the Internet and retail stores. Our common stock trades on the New York Stock Exchange under the ticker symbol OMX, and our corporate headquarters is in Naperville, Illinois.

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

        We present information pertaining to each of our segments and the geographic areas in which they operate in Note 15, Segment Information, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Change in Fiscal Year-End

        Effective March 11, 2005, the Company amended its bylaws to make its fiscal year-end the last Saturday in December. Prior to this change, all of the Company's businesses except for our U.S. retail operations had a December 31 fiscal year-end. Due primarily to statutory requirements, the Company's international businesses have maintained their December 31 year-ends. Fiscal year 2006 ended on December 30, 2006; fiscal year 2007 ended on December 29, 2007 and fiscal year 2008 ended on December 27, 2008. Each of the past three years has included 52 weeks for all reportable segments and businesses.

OfficeMax, Contract

        We distribute a broad line of items for the office, including office supplies and paper, technology products and solutions and office furniture through our OfficeMax, Contract segment. OfficeMax, Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and, primarily in foreign markets, through office products stores. Substantially all products sold by this segment are purchased from outside manufacturers or from industry wholesalers, except office papers. We purchase office papers primarily from the paper operations of Boise Cascade, L.L.C., under a 12-year paper supply contract entered into at the time of the Sale. (See "Note 16. Commitments and Guarantees", of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for additional information related to the paper supply contract.)

        As of January 24, 2009, OfficeMax, Contract operated 47 distribution centers and 6 customer service and outbound telesales centers. OfficeMax, Contract also operated 60 office products stores in Canada, Hawaii, Australia and New Zealand.

        OfficeMax, Contract sales for 2008, 2007 and 2006 were $4.3 billion, $4.8 billion and $4.7 billion, respectively.

OfficeMax, Retail

        OfficeMax, Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. Our retail segment has operations in the United States, Puerto Rico and the U.S. Virgin Islands. Our retail office supply stores feature OfficeMax ImPress, an in-store module devoted to print-for-pay and related services. Our retail segment also operates office products stores in Mexico through a 51% owned joint venture. Substantially all products sold by this segment are purchased from outside manufacturers or from industry wholesalers, except office papers. As described above, we purchase office papers primarily from the paper operations of Boise Cascade, L.L.C., under a 12-year paper supply contract we entered into at the time of the Sale.

        As of January 24, 2009, our Retail segment operated 1,024 stores in the U.S. and Mexico, three large distribution centers in the U.S., and two small distribution centers in Mexico. Each store offers approximately 10,500 stock keeping units (SKUs) of name-brand and OfficeMax private-branded merchandise and a variety of business services targeted at serving the small business customer, including OfficeMax ImPress. In addition to our in-store ImPress capabilities, our Retail segment operated six OfficeMax ImPress print on demand facilities with enhanced fulfillment capabilities as of January 24, 2009. These 8,000 square foot operations are located within some of our contract distribution centers, and serve the print and document needs of our large contract customers in addition to supporting our retail stores by providing services that cannot be deployed at every retail store.

        OfficeMax, Retail sales for 2008, 2007 and 2006 were $4.0 billion, $4.3 billion and $4.3 billion, respectively.

Competition

        Domestic and international office products markets are highly and increasingly competitive. Customers have many options when purchasing office supplies and paper, print and document services, technology products and solutions and office furniture. We compete with worldwide contract stationers, office supply superstores, mass merchandisers, wholesale clubs, computer and electronics superstores, Internet merchandisers, direct-mail distributors, discount retailers, drugstores, supermarkets and thousands of local and regional contract stationers. In addition, an increasing number of manufacturers of computer hardware, software and peripherals, including some of our suppliers, have expanded their own direct marketing efforts. The other large office supply superstores have increased their presence in close proximity to our stores in recent years and are expected to continue to do so in the future. In addition, many of our competitors have expanded their office products assortment, and we expect they will continue to do so. We anticipate increasing competition from our two domestic office supply superstore competitors and various other competitors, for print-for-pay and related services. Print-for-pay and related services have historically been a key point of difference for OfficeMax stores. Any or all of our competitors may become even more aggressive in the future. Increased competition in the office products markets, together with increased advertising, has heightened price awareness among end-users. Such heightened price awareness has led to margin pressure on office products and impacted the results of both our Retail and Contract segments. In addition to price, competition is also based on customer service, the quality and breadth of product selection, and convenient locations. Some of our competitors are larger than us and have greater financial resources, which affords them greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively.

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

Seasonal Influences

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

Capital Investment

        Information concerning our capital expenditures is presented under the caption "Investment Activities" and in the table entitled "2008 Capital Investment by Segment" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Acquisitions and Divestitures

        We engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. It is our policy to review our operations periodically and to dispose of assets that do not meet our criteria for return on investment.

Geographic Areas

        Our discussion of financial information by geographic area is presented in Note 15. "Segment Information", of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Identification of Executive Officers

        Information with respect to our executive officers is set forth in "Item 10. Directors and Executive Officers of the Registrant" of this Form 10-K.

Employees

        On December 27, 2008, we had approximately 33,000 employees, including approximately 11,000 part-time employees.

ITEM 1A.   RISK FACTORS

Cautionary and Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "will," "expect," "believe," "should," "plan," "anticipate" and other similar expressions. You can find examples of these statements throughout this report, including "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. We have listed below some of the inherent risks and uncertainties that could cause our actual results to differ materially from those we project. We do not assume an obligation to update any forward-looking statement.

        Current macroeconomic conditions, the current credit crisis and related turmoil in the global financial system have had and may continue to have an impact on our business and our financial condition.    Economic conditions, both domestically and abroad, directly influence our operating results. Current and future economic conditions that affect consumer and business spending, including the level of unemployment, energy costs, inflation, availability of credit, and the financial condition and growth prospects of our customers may adversely affect our business and the results of our operations. We may face significant challenges if macroeconomic conditions do not improve or continue to worsen.

        The impact of the credit crisis on our customers could adversely impact the overall demand for our products and services, which would have a negative effect on our revenues, as well as impact our customers' ability to pay their obligations, which could have a negative effect on our bad debt expense and cash flows. In addition, we are currently attempting to restructure our private label credit card program as the current card program terminates on May 31, 2009. A new program may not be done on terms acceptable to us, or at all. Also, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions, including if we were to experience reduced availability in our Amended and Restated Loan and Security Agreement ("Loan Agreement") due to lower secured assets. In September 2008, Lehman Brothers Holdings Inc. ("Lehman"), a guarantor under a portion of our timber installment notes, filed for bankruptcy. As a result, in the third quarter we recorded an impairment charge of $735.8 million on the timber installment note guaranteed by Lehman, which reduced net income by $449.5 million. The credit crisis could have additional adverse impact on our business and financial condition if Wachovia Corporation (acquired by Wells Fargo & Co. in 2008), the other timber notes guarantor, is unable to perform its obligations under the other timber installment notes, which would result in a significant accelerated tax and impairment impact, or if parties to our Loan Agreement are forced to file for bankruptcy or are otherwise unable to perform their obligations.

        In addition, we sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees (the "Pension Plans"). At the end of 2008, the Pension Plans were underfunded by $435 million, largely as a result of the significantly diminished value of the plan assets due to the negative return on plan assets experienced in 2008. We will be required to make large contributions in years subsequent to 2009 ($50 to $70 million in the near term) in order to maintain required funding levels under the Pension Plans which will have an adverse impact on our cash flows and our financial results. Financial market performance could materially change these expected payments.

        Our business may be adversely affected by the actions of and risks associated with our third-party vendors.    Some of our vendors have credit insurance to protect against non-payment of amounts due to them. If we continue to experience declining operating performance, or if we experience liquidity challenges, credit insurers may curtail or eliminate coverage to the vendors and vendors may demand accelerated payment of amounts due to them or require advance payments or letters of credit before goods are shipped to us. These demands could have a significant adverse impact on our operating cash flow and result in a severe drain on our liquidity. In addition, it is possible that vendors may reduce our credit limits, which could affect our ability to obtain products and could have an adverse effect on our business, financial conditions and results of operations. We use and resell manufacturers' branded items and services and are therefore dependent on the availability and pricing of key products and services including ink, toner, paper and technology products. As a reseller, we cannot control the supply, design, function or cost of many of the products we offer for sale. Disruptions in the availability of these products or the products and services we consume may adversely affect our sales and result in customer dissatisfaction. Many of our vendors are small or medium sized businesses which are being significantly impacted by current macroeconomic conditions, both in the U.S. and Asia, including little or no access to credit. We may have no warning before a vendor fails, which may have an adverse effect on our business and results of operations. Further, we cannot control the cost of manufacturers' products, and cost increases must either be passed along to our customers or will result in erosion of our earnings. Failure to identify desirable products and make them available to our customers when desired and at attractive prices could have an adverse effect on our business and results of operations.

        Intense competition in our markets could harm our ability to maintain profitability.    Domestic and international office products markets are highly and increasingly competitive. Customers have many options when purchasing office supplies and paper, print and document services, technology products and solutions and office furniture. We compete with worldwide contract stationers, office supply superstores, mass merchandisers, wholesale clubs, computer and electronics superstores, Internet merchandisers, direct-mail distributors, discount retailers, drugstores, supermarkets and thousands of local and regional contract stationers. In addition, an increasing number of manufacturers of computer hardware, software and peripherals, including some of our suppliers, have expanded their own direct marketing efforts. The other large office supply superstores have increased their presence in close proximity to our stores in recent years and are expected to continue to do so in the future. In addition, many of our competitors have expanded their office products assortment, and we expect they will continue to do so. We anticipate increasing competition from our two domestic office supply superstore competitors and various other competitors for print-for-pay and related services. Print and documents services, or print-for-pay, and related services have historically been a key point of difference for OfficeMax stores. Any or all of our competitors may become even more aggressive in the future. Increased competition in the office products markets, together with increased advertising, has heightened price awareness among end-users. Such heightened price awareness has led to margin pressure on office products and impacted the results of both our Retail and Contract segments. In addition to price, competition is also based on customer service, differentiation from competitors, the quality and breadth of product selection, and convenient locations. Some of our competitors are larger than us and have greater financial resources, which affords them greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively.

        We may be unable to open stores successfully and our store closures may accelerate.    Our long-term success depends, in part, on our ability to open new stores in a manner that achieves appropriate returns on our capital invested. This is particularly challenging as we introduce different store designs, formats and sizes or enter into new market areas. In particular, the "Advantage" prototype store format we intend to utilize for new stores was new in 2006 and there can be no assurance as to whether or to what extent that format will be successful. If we are unable to generate the required sales or profit levels, as a result of macroeconomic or operational challenges, we will not open new stores and our future financial performance could be materially and adversely affected. Similarly, we will only continue to operate existing stores if they meet required sales or profit levels. In the current macroeconomic environment, the results of our existing stores are impacted not only by a reduced sales environment, but by a number of things that are not within our control, such as loss of traffic resulting from store closures by significant other retailers in the stores' immediate vicinity. If we are required to close stores, we will be subject to costs and impairment charges that may adversely affect our financial results.

        Our international operations expose us to the unique risks inherent in foreign operations.    Our foreign operations encounter risks similar to those faced by our U.S. operations, as well as risks inherent in foreign operations, such as local customs and regulatory constraints, foreign trade policies, competitive conditions, foreign currency fluctuations and unstable political and economic conditions.

        Our quarterly operating results are subject to fluctuation.    Our quarterly operating results have fluctuated in the past and are likely to do so in the future. Factors that may contribute to these quarter-to-quarter fluctuations could include the effects of seasonality, severe weather, our level of advertising and marketing, new store openings, changes in product mix and competitors' pricing. Most of our operating expenses do not vary depending on the level of sales; if we are unable to reduce these expenses commensurately with the reduced sales then these quarterly fluctuations could have an adverse effect on both our financial results and the price of our common stock.

        Expense reductions may impact our ability to compete and execute our strategic initiatives.    We have reduced our expenses significantly in response to the recent declines in consumer and business spending. Expense reductions have occurred throughout the organization and include reduced capital projects, staffing, advertising expenditures, repair and maintenance activities, and training. Management believes these reductions are reasonable, but there can be no assurance that they will not impact our ability to compete.

        We may be unable to attract and retain qualified associates.    We attempt to attract and retain an appropriate level of personnel in both field operations and corporate functions. We face many external risks and internal factors in meeting our labor needs, including competition for qualified personnel, prevailing wage rates, as well as rising employee benefit costs, including insurance costs and compensation programs. Failure to attract and retain sufficient qualified personnel could interfere with our ability to adequately provide services to customers.

        Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to product liability claims.    Our product offering includes many proprietary branded products. While we have focused on the quality of our proprietary branded products, we rely on third-party manufacturers for these products. Such third-party manufacturers may prove to be unreliable, the quality of our globally sourced products may not meet our expectations or such products may not meet applicable regulatory requirements. Furthermore, economic and political conditions in areas of the world where we source such products may adversely affect the availability and cost of such products. In addition, our proprietary branded products compete with other manufacturers' branded items that we offer. As we continue to increase the number and types of proprietary branded products that we sell, we may adversely affect our relationships with our vendors, who may decide to reduce their product offerings through OfficeMax and increase their product offerings through our competitors. Finally, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us. Any of these circumstances could have an adverse effect on our business and financial performance.

        We are more leveraged than some of our competitors, which could adversely affect our business plans.    A relatively greater portion of our cash flow is used to service debt and other financial obligations including leases and the potential Pension Plans funding discussed previously. This reduces the funds we have available for working capital, capital expenditures, acquisitions, new stores, store remodels and other purposes and, given current credit constriction, may make it more difficult for us to make borrowings in the future. Similarly, our relatively greater leverage increases our vulnerability to, and limits our flexibility in planning for, adverse economic and industry conditions and creates other competitive disadvantages compared with other companies with relatively less leverage.

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

        Compromises of our information security may adversely affect our business.    Through our sales and marketing activities, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our website, or otherwise communicate and interact with us. We also gather and retain information about our associates in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems are entirely free from vulnerability to attack. Computer hackers may attempt to penetrate our networks or our vendors' network security and, if successful, misappropriate confidential customer or business information. In addition, a Company employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information or inadvertently cause a breach involving such information. Loss of customer or business information could disrupt our operations and expose us to claims from customers, financial institutions, payment card associations and other persons, which could have a material adverse effect on our business, financial condition and results of operations.

        We cannot ensure systems and technology will be fully integrated or updated.    At the time of our acquisition of OfficeMax,  Inc., in December 2003, we partially integrated the systems of the two companies. Integrating these systems was complex and we have no current plans to complete the integration. This may constrain for some time our ability to provide the level of service our customers demand and could cause us to operate inefficiently. Failure to complete the integration of these systems or install necessary updates could have an adverse effect on our business and results of our operations.

        We retained responsibility for certain liabilities of the sold paper, forest products and timberland businesses.    These obligations include liabilities related to environmental, health and safety, tax, litigation and employee benefit matters. Some of these retained liabilities could turn out to be significant, which could have an adverse effect on our results of operations. Our exposure to these liabilities could harm our ability to compete with other office products distributors, who would not typically be subject to similar liabilities. In particular, we are exposed to risks arising from our ability to meet the funding obligations of our Pension Plans and withdrawal requests from participants pursuant to legacy benefit plans, each of which could require cash to be redirected and adversely impact our cash flows and financial results. Finally, the Company has various outstanding industrial revenue bonds. Certain of those bonds received a preliminary adverse determination regarding the exempt status of interest on the bonds from the Internal Revenue Service ("IRS"). The Company has appealed the proposed IRS determination. If the adverse determination is upheld, the Company will call the bonds and will be subject to certain other payment obligations, which will adversely impact our cash flows and financial results. There can be no assurance that some or all of the Company's other outstanding revenue bonds will not be subject to similar IRS determination.

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

        We have substantial business operations in states in which the regulatory environment is particularly challenging.    Our operations in California and other heavily regulated states with relatively more aggressive enforcement efforts expose us to a particularly challenging regulatory environment, including, without limitation, consumer protection laws, advertising regulations, escheat, and employment and wage and hour regulations. This regulatory environment requires the Company to maintain a heightened compliance effort and exposes us to defense costs, possible fines and penalties, and liability to private parties for monetary recoveries and attorneys' fees, any of which could have an adverse effect on our business and results of operations.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.   PROPERTIES

        The majority of OfficeMax facilities are rented under operating leases. (For more information about our operating leases, see Note 8. "Leases", of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.) Our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We constantly evaluate the real estate market to determine the best locations for new stores. We analyze our existing stores to determine which stores will benefit from being remodeled. We examine each store and market on a case by case basis, and, in 2009, plan no remodels and no net new store openings.

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

OfficeMax, Contract

        As of January 24, 2009, OfficeMax, Contract operated 47 distribution centers in 24 states, Puerto Rico, Canada, Australia and New Zealand. The following table sets forth the locations of these facilities.

Arizona	1	Maryland	1	Texas	2
California	2	Massachusetts	1	Utah	1
Colorado	1	Michigan	1	Washington	1
Florida	1	Minnesota	1	Wisconsin	1
Georgia	1	New Jersey	1	Puerto Rico	1
Hawaii	1	North Carolina	1	Canada	7
Illinois	1	Ohio	1	Australia	10
Indiana	1	Oregon	1	New Zealand	3
Kansas	1	Pennsylvania	1
Maine	1	Tennessee	1

  OfficeMax, Contract also operated 60 office products stores in Hawaii (2), Canada (33), Australia (5) and New Zealand (20) and six customer service and outbound telesales centers in Illinois (2), Ohio, Oklahoma, Virginia and Wyoming.

OfficeMax, Retail

        As of January 24, 2009, OfficeMax, Retail operated 1,024 stores in 48 states, Puerto Rico, the U.S. Virgin Islands and Mexico. The following table sets forth the locations of these facilities.

Alabama	11	Louisiana	2	Oklahoma	1
Alaska	3	Maine	1	Oregon	13
Arizona	45	Maryland	1	Pennsylvania	28
Arkansas	2	Massachusetts	9	Rhode Island	1
California	85	Michigan	43	South Carolina	6
Colorado	30	Minnesota	42	South Dakota	4
Connecticut	3	Mississippi	5	Tennessee	18
Delaware	1	Missouri	29	Texas	74
Florida	67	Montana	3	Utah	14
Georgia	29	Nebraska	10	Virginia	25
Hawaii	7	Nevada	14	Washington	24
Idaho	7	New Jersey	4	West Virginia	2
Illinois	62	New Mexico	9	Wisconsin	33
Indiana	14	New York	31	Wyoming	2
Iowa	9	North Carolina	28	Puerto Rico	12
Kansas	12	North Dakota	3	U.S. Virgin Islands	2
Kentucky	6	Ohio	55	Mexico(a)	83

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

        We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") or similar federal and state laws, or have received a claim from a private party, with respect to certain sites where hazardous substances or other contaminants are or may be located. These sites relate to operations either no longer owned by the Company or unrelated to its ongoing operations. For sites where a range of potential liability can be determined, we have established appropriate reserves. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and in some cases, the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position, our results of operations or our cash flows.

        Over the past several years and continuing in 2009, we have been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at job sites. The claims vary widely and often are not specific about the plaintiffs' contacts with the Company. None of the claimants seeks damages from us individually, and we are generally one of numerous defendants. Many of the cases filed against us have been voluntarily dismissed, although we have settled some cases. The settlements we have paid have been covered mostly by insurance, and we believe any future settlements or judgments in these cases would be similarly covered. To date, no asbestos case against us has gone to trial, and the nature of these cases makes any prediction as to the outcome of pending litigation inherently subjective. At this time, however, we believe our involvement in asbestos litigation is not material to our financial position, our results of operations or our cash flows.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange (the "Exchange"). The Exchange requires each listed company to distribute an annual report to its shareholders. We are making this Form 10-K available to our shareholders in lieu of a separate annual report. The reported high and low sales prices for our common stock, as well as the frequency and amount of dividends paid on such stock, are included in Note 18, Quarterly Results of Operations (unaudited), of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. As a result of the current economic crisis and to conserve cash, we suspended our cash dividends in the fourth quarter of 2008. See the discussion of dividend payment limitations under "Financing Arrangements" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. The approximate number of common shareholders, based upon actual recordholders on February 20, 2009, was 14,185.

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

Stock Repurchases

        Information concerning our stock repurchases during the three months-ended December 27, 2008 is presented below. All stock was withheld to satisfy minimum statutory tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 28-October 25	337	$6.17	—	—
October 26-November 22	4,725	$4.93	—	—
November 23-December 27	814	$5.82	—	—

 Performance Graph

        The following graph compares the five-year cumulative total return (assuming dividend reinvestment) for the Standard & Poor's 500 Index, the Standard & Poor's 500 Specialty Retail Index, the Standard & Poor's SmallCap 600 Index and OfficeMax. The Company added a comparison to the Small Cap 600 Index this year because Standard & Poor's transferred the Company into that Index from the Standard & Poor's 500 Index in 2008.

ANNUAL RETURN PERCENTAGE
Years Ending

Company\Index Name	Dec 04	Dec 05	Dec 06	Dec 07	Dec 08
OfficeMax Incorporated	-2.81	-17.54	98.80	-57.62	-62.75
S&P 500 Index	10.88	4.91	15.79	5.49	-39.12
S&P Small Cap 600 Index	22.65	7.68	15.12	-0.30	-34.26
S&P 500 Specialty Retail Index	12.28	2.86	6.64	-20.27	-25.37

INDEXED RETURNS
Years Ending

Company\Index Name	Base Period Dec 03	Dec 04	Dec 05	Dec 06	Dec 07	Dec 08
OfficeMax Incorporated	$100	$97.19	$80.14	$159.32	$67.52	$25.15
S&P 500 Index	100	110.88	116.33	134.70	142.10	86.51
S&P Small Cap 600 Index	100	122.65	132.07	152.04	151.59	99.65
S&P 500 Specialty Retail Index	100	112.28	115.50	123.17	98.20	73.28

ITEM 6.   SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data for the years indicated and should be read in conjunction with the disclosures in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

	2008(a)	2007(b)	2006(c)	2005(d)	2004(e)
	(millions, except per-share amounts)
Assets
Current assets	$1,855	$2,205	$2,097	$1,942	$3,241
Property and equipment, net	491	581	580	535	541
Goodwill	—	1,217	1,216	1,218	1,165
Timber notes receivable	899	1,635	1,635	1,635	1,635
Other	929	646	688	942	1,055

	$4,174	$6,284	$6,216	$6,272	$7,637

Liabilities and shareholders' equity
Current liabilities	$1,197	$1,371	$1,529	$1,588	$1,857
Long-term debt, less current portion	290	349	384	407	585
Timber notes securitized	1,470	1,470	1,470	1,470	1,470
Other	905	783	817	1,044	1,091
Minority interest	22	32	30	27	23
Shareholders' equity	290	2,279	1,986	1,736	2,611

	$4,174	$6,284	$6,216	$6,272	$7,637

Net sales	$8,267	$9,082	$8,966	$9,158	$13,270

Income (loss) from:
Continuing operations	$(1,658)	$207	$99	$(41)	$234
Discontinued operations	—	—	(7)	(33)	(61)

Net income (loss)	$(1,658)	$207	$92	$(74)	$173

Basic income (loss) per common share:
Continuing operations	$(21.90)	$2.70	$1.30	$(0.58)	$2.55
Discontinued operations	—	—	(0.10)	(0.41)	(0.70)

Basic income (loss) per common share(f)	$(21.90)	$2.70	$1.20	$(0.99)	$1.85

Diluted income (loss) per common share:
Continuing operations	$(21.90)	$2.66	$1.29	$(0.58)	$2.44
Discontinued operations	—	—	(0.10)	(0.41)	(0.67)

Diluted income (loss) per common share(f)	$(21.90)	$2.66	$1.19	$(0.99)	$1.77

Cash dividends declared per common share	$0.45	$0.60	$0.60	$0.60	$0.60

See notes on following page.

Notes to Financial Statements

(a)
2008 included the following pre-tax items:

•
$1,364.4 million charge for impairment of goodwill, trade names and fixed assets and a $6.5 million impact to minority interest reflecting our minority partner's share of fixed asset impairment charges.

•
$735.8 million charge for non-cash impairment of the timber installment note receivable due from Lehman and $20.4 million of related interest expense.

•
$27.9 million charge for severance and the termination of certain store and site leases.

•
$20.5 million gain related to the Company's investment in affiliates of Boise Cascade, L.L.C., primarily from their sale of a majority interest in their paper and packaging and newsprint business.

(b)
2007 included the following items:

•
$32.4 million pre-tax gain related to the Boise Cascade L.L.C. Additional Consideration Agreement terminated in early 2008.

•
$1.1 million loss related to the sale of OfficeMax's Contract operations in Mexico to Grupo OfficeMax, our 51% owned joint venture.

(c)
2006 included the following pre-tax items:

•
$89.5 million charge related to the closing of 109 underperforming domestic retail stores.

•
$46.4 million charge related to the relocation and consolidation of our corporate headquarters.

•
$10.3 million charge primarily related to a reorganization of our Contract segment.

•
$18.0 million charge primarily for contract termination and other costs related to the closure of our Elma, Washington manufacturing facility, which is accounted for as a discontinued operation.

•
$48.0 million of income from the Additional Consideration Agreement we entered into in connection with the Sale.

(d)
2005 included the following pre-tax items:

•
$25.0 million charge related to the relocation and consolidation of our corporate headquarters.

•
$31.9 million charge primarily for one-time severance payments, professional fees and asset write-downs.

•
$17.9 million related to the write-down of impaired assets, primarily related to retail store closures.

•
$5.4 million charge related to the restructuring of our international operations.

•
$9.8 million charge related to a legal settlement with the Department of Justice.

•
$14.4 million loss related to our early retirement of debt.

•
$28.2 million for the write-down of impaired assets at our Elma, Washington manufacturing facility, which is accounted for as a discontinued operation.

  2005 included 53 weeks for our OfficeMax, Retail segment.

(e)
2004 included the following pre-tax items:

•
$67.8 million charge for the write-down of impaired assets at our Elma, Washington manufacturing facility, which is accounted for as a discontinued operation.

•
$59.9 million gain on the sale of approximately 79,000 acres of timberland located in western Louisiana.

•
$46.5 million gain on the sale of our 47% interest in Voyageur Panel.

•
$15.9 million of expense for the costs of certain one-time benefits granted to employees.

•
$137.1 million of expense related to our early retirement of debt.

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

(f)
The computation of diluted income (loss) per common share was antidilutive in the years 2008 and 2005; therefore, the amounts reported for basic and diluted income (loss) per common share are the same.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains statements about our future financial performance. These statements are only predictions. Our actual results may differ materially from these predictions. In evaluating these statements, you should review "Item 1A. Risk Factors" of this Form 10-K, including "Cautionary and Forward-Looking Statements."

Overall Summary

        Sales for 2008 were $8.3 billion, compared to $9.1 billion for 2007 and $9.0 billion for 2006. We recorded a net loss of $1,657.9 million or ($21.90) per diluted share in 2008. Net income for 2007 was $207.4 million, or $2.66 per diluted share, compared to $91.7 million, or $1.19 per diluted share, for 2006.

Results of Operations, Consolidated

($ in millions)

	2008	2007	2006
Sales	$8,267.0	$9,082.0	$8,965.7
Gross profit	2,054.4	2,310.3	2,309.2
Operating and selling expenses	1,555.6	1,633.6	1,641.2
General and administrative expenses	306.9	332.5	355.9
Goodwill and other asset impairments	2,100.2	—	—
Other operating net	27.9	—	146.2

Operating income (loss)	(1,936.2)	344.2	165.9
Income (loss) from continuing operations	(1,657.9)	207.4	99.1
	(percentage of sales)
Gross profit margin	24.9%	25.4%	25.8%
Operating and selling expenses	18.8%	18.0%	18.3%
General and administrative expenses	3.7%	3.7%	4.0%

        Our results for 2008 were influenced significantly by the following items:

  •
  We recorded pre-tax impairment charges of $1,364.4 million related to goodwill, trade names and other long-lived assets, partially offset by a $6.5 million non-cash minority interest (after-tax) impact related to our Mexico joint venture.

  •
  We recognized a pre-tax impairment charge of $735.8 million on the timber installment note guaranteed by Lehman as a result of the Lehman bankruptcy in September 2008.

  •
  We recorded charges related to severance of various sales and field reorganizations in our Retail and Contract segments, as well as a significant reduction in force at the corporate headquarters. In addition, we recorded charges related to store closing and lease terminations and to the consolidation of the Contract segment's manufacturing facilities in New Zealand. Partially offsetting these charges was a gain primarily related to the refund of an escrow established at the time of sale of our legacy Voyageur Panel business in 2004.

  •
  We recorded $20.5 million of pre-tax income related to a tax distribution received from affiliates of Boise Cascade, L.L.C.

        These items are described in more detail in the sections that follow.

        As of December 27, 2008, we had total debt of $354.4 million, excluding $1,470.0 million of timber securitization notes, which have recourse limited to the timber installment notes receivable and related guarantees. As of December 27, 2008, we had $170.8 million in cash and cash equivalents, and $547 million in available (unused) borrowing capacity under our $700 million revolving credit facility, which is committed through July 12, 2012. Our unused borrowing capacity as of December 27, 2008 reflects an available borrowing base of $614 million, no outstanding borrowings, and $67 million of standby letters of credit issued under the revolving credit facility.

        For the full year 2008, we generated $223.7 million of cash from operations reflecting our focus on working capital management, which yielded reduced collection days outstanding for accounts receivable, as well as a decrease in inventory per location while maintaining the same accounts payable leverage as last year.

Outlook

        Given the projected weak economic outlook, we are cautious in our expectations for 2009. We expect sales to decline in 2009 on a year-over-year basis as a result of the difficult economic environment. As a result, we expect the effects of deleveraging of costs and expenses as a result of lower sales to continue in 2009.

        Despite the challenging economic environment, we remain committed to managing OfficeMax for the long-term and positioning the Company for growth when the economic environment improves. We are placing a premium on maintaining positive operating cash flow through tight cost controls and conservative working capital management in the near term. We expect cash flow from operations to exceed capital expenditures in 2009. We also believe that our needs to access our revolving line of credit will be limited to seasonal periods, and expect to have little or no borrowings outstanding under the facility at year end.

2008 Compared with 2007

        Sales for 2008 decreased 9.0% to $8,267.0 million from $9,082.0 million for 2007. The year-over-year sales decreases were largely influenced by the weaker global economic environment and by our more disciplined, analysis-driven approach to sales generation and retention. The year-over-year sales decrease occurred in both our Contract and Retail segments and reflects a 10.7% decrease in comparable sales. The amount of sales percentage decline compared to the prior year increased in each quarter of 2008. Foreign exchange rate changes late in the year had an adverse impact on sales. For the year, sales increased $9.4 million due to the impact of foreign exchange rates, but the trend has reversed and sales were reduced by $81.1 million due to the effect of foreign exchange rates in the fourth quarter.

        Gross profit margin decreased by 0.5% of sales to 24.9% of sales in 2008 compared to 25.4% of sales in 2007. The gross profit margins declined in our Retail segment compared to the previous year but improved for our Contract segment. The Retail decline was primarily due to deleveraging of fixed costs, resulting from the lower sales, as well as new stores which have not ramped up to mature sales volume and higher inventory shrinkage results. The decline was partially offset by a sales-mix shift towards higher-margin office supplies category sales. The Contract segment margin improvement was due primarily to a higher margin customer mix resulting from our more disciplined approach to contractual sales generation and retention.

        Operating and selling expenses increased by 0.8% of sales to 18.8% of sales in 2008 from 18.0% of sales a year earlier. The increases in operating and selling expenses as a percent of sales were primarily the result of deleveraging fixed costs due to lower sales, which were partially offset by reduced incentive compensation expense and targeted cost reductions, including reduced selling expenses in the Contract segment and reduced store payroll in the Retail segment resulting from the management reorganizations completed in the first and second quarters of 2008.

        General and administrative expenses were 3.7% of sales for both 2008 and 2007. The effect of deleveraging of expense resulting from lower sales was offset primarily by a reduction in incentive compensation.

        As noted above, our results for 2008 include several significant items, as follows:

  •
  We recorded pre-tax impairment charges of $1,364.4 million related to goodwill, trade names and other long-lived assets. These non-cash charges consisted of $1,201.5 million of goodwill impairment in both the Contract ($815.5 million) and Retail ($386.0 million) segments; $107.1 million of impairment of trade names in our Retail segment and $55.8 million of impairment related to store fixed assets in our Retail segment. These non-cash charges resulted in a reduction in net income of $1,294.7 million, or $17.05 per diluted share and are included in the caption "Goodwill and other asset impairments" in the Consolidated Statements of Income (Loss). For information regarding these impairment charges see "Goodwill and Other Asset Impairments" in this section.

  •
  We recognized a pre-tax impairment charge of $735.8 million on the timber installment note guaranteed by Lehman as a result of the Lehman bankruptcy. This impairment charge, recorded in the Corporate and Other segment, is included in the caption "Goodwill and other asset impairments" in the Consolidated Statements of Income (Loss). We also stopped accruing the interest income on the timber installment note guaranted by Lehman as of the date of the last interest payment (April 29, 2008), while continuing to accrue interest expense on the related securitization notes payable until the date of default (October 29, 2008). The interest expense for this time period (from April 29 to October 29) was $20.4 million. The cumulative effect of the impairment charge and the additional interest expense resulted in a reduction of net income of $462.0 million, or $6.08 per diluted share. For information regarding this impairment charge see our discussion of the timber notes under the heading "Timber Notes" in this section.

  •
  We recorded a $23.9 million pre-tax severance charge related to various sales and field reorganizations in our Retail and Contract segments as well as a significant reduction in force at the corporate headquarters. We also recorded $4.7 million of pre-tax charges related to store closings and lease terminations, and pre-tax charges of $2.4 million related to the consolidation of the Contract segment's manufacturing facilities in New Zealand. Offsetting these charges was a $3.1 million pre-tax gain primarily related to the release of a warranty escrow established at the time of sale of our legacy Voyageur Panel business in 2004. These items were included in the caption "Other operating, net" in the Consolidated Statements of Income (Loss).

  •
  We recorded $20.5 million of pre-tax income related to a distribution received from affiliates of Boise Cascade, L.L.C. We receive distributions from Boise Cascade, L.L.C. for the income tax liability associated with allocated earnings of Boise Cascade, L.L.C. The distribution received was primarily related to the income tax liability associated with the allocated gain on the sale by Boise Cascade, L.L.C. of a majority interest in its paper and packaging and newsprint businesses during the first quarter of 2008. This income was included in "Other income (expense), net" in the Consolidated Statements of Income (Loss), and resulted in an increase in after-tax income of $12.5 million, or $0.16 per diluted share.

        Interest expense was $113.6 million in 2008 compared to $121.3 million for 2007. The year-over-year decrease in interest expense was a result of lower average borrowings and the curtailment of interest accruals on certain of the timber securitization notes payable after the default on the timber installment note guaranted by Lehman on October 29, 2008 due to the Lehman bankruptcy. Interest expense includes interest related to the affected timber securitization notes payable of approximately $73.5 million and $80.5 million for 2008 and 2007, respectively. Per the timber note agreements, the interest expense related to the timber securitization notes payable is to be offset by interest income earned on the timber installment notes receivable. However, at the time of the Lehman bankruptcy in September 2008, the Company reversed interest accrued on the installment note guaranteed by Lehman from the date of the last payment (April 29, 2008), and has not recognized any additional interest income on this installment note. We did, however, continue to record the ongoing interest expense on the related timber securitization notes payable until the default date, October 29, 2008 resulting in $20.4 million of additional interest expense that will only be paid if the corresponding interest income is collected. Total timber note related interest income was $53.9 million in 2008. In 2007, the timber note related interest expense was offset by timber note related interest income of $82.5 million.

        Excluding the interest income earned on the timber notes receivable, interest income was $3.7 million and $5.4 million for the years ended December 27, 2008 and December 29, 2007, respectively.

        For 2008, we recognized an income tax benefit of $306.5 million on our $1,972.4 million pre-tax loss (effective tax benefit rate of 15.5%) compared to income tax expense of $125.3 million on $337.5 million in pretax income (effective tax rate of 37.1%) for 2007. Income taxes for all periods were affected by the impact of state income taxes, non-deductible expenses and the mix of domestic and foreign sources of income.

        In the first quarter of 2008, the Company effectively settled an audit with the Federal government for all tax years through 2005. As a result of the settlement and other related filings, the Company recognized a $6.8 million benefit in its tax provision for 2008. The goodwill, trade names and other long-lived assets impairment charge of $1.4 billion impacted the rate significantly as the book basis was higher than the amortizable tax basis and resulted in a $63.2 million tax benefit in the provision or approximately 4.6% of the tax charge. The Company also reviewed the realizability of state net operating loss carryforwards and foreign tax credits given the acceleration of the capital gain tax in 2008, resulting in approximately $1.3 million of tax benefit recorded in 2008.

        As a result of the foregoing factors, we reported a net loss of $1,657.9 million from continuing operations or $(21.90) per diluted share, for 2008. Included in the loss was expense of $1,756.7 million, or $23.13 per diluted share for goodwill and other asset impairments, expense of $17.5 million, or $0.23 per diluted share for personnel reorganizations and other items, primarily severance costs, and a gain of $12.5 million or $0.16 per diluted share, related to a distribution from Boise Cascade, L.L.C.

2007 Compared with 2006

        Sales for 2007 increased 1.3% to $9,082.0 million from $8,965.7 million for 2006 primarily due to growth in our international businesses, largely influenced by fluctuations in foreign currency exchange rates, offset by volume declines due to a weaker domestic economic environment in the second half of 2007 and our more disciplined focus on profitable sales growth. Comparable sales increased 0.5% year-over-year primarily as a result of higher sales in our Contract segment, partially offset by a reduction in our Retail segment for the year.

        Gross profit margin decreased by 0.4% of sales to 25.4% of sales in 2007 compared to 25.8% of sales in 2006. The gross profit margin decrease was driven by pricing pressure and the impact of new and renewing accounts in our Contract segment, partially offset by a slight improvement in our Retail segment from its changes in promotional strategies.

        Operating and selling expenses decreased by 0.3% of sales to 18.0% of sales in 2007 from 18.3% of sales a year earlier. The improvement in operating and selling expenses as a percent of sales was the result of targeted cost reduction programs, including lower promotion and marketing costs and delivery expenses in the Contract segment, and reduced store labor and marketing costs in our Retail segment, as well as reduced incentive compensation expense.

        General and administrative expenses were 3.7% of sales for 2007 compared to 4.0% of sales for 2006. The year-over-year decrease in general and administrative expenses as a percentage of sales was due primarily to a decrease in incentive compensation expense.

        In 2007, we recognized pre-tax income of $32.5 million and received cash payments from Boise Cascade L.L.C. of $32.5 million related to the Additional Consideration Agreement that was entered into in connection with the 2004 sale of our paper, forest products and timberland assets (the "Sale"). This amount was included in "Other income (expense), net." Also, during 2007, we incurred a loss from the sale of OfficeMax, Contract's operations in Mexico to Grupo OfficeMax, our 51% owned joint venture, which resulted in a $1.1 million increase in minority interest, net of income tax. Grupo OfficeMax's results of operations are included in our consolidated results of operations.

        In 2006, we recorded pre-tax charges of $89.5 million related to the closing of 109 underperforming, domestic retail stores, $10.3 million primarily related to the reorganization of our contract segment and $46.4 million primarily related to the consolidation of our corporate headquarters. These charges were included in "Other operating, net" in the Consolidated Statements of Income (Loss). During 2006, we reduced the liability related to the Additional Consideration Agreement that was entered into in connection with the Sale, which resulted in a credit to Other income (expense), net non-operating of $48.0 million. We also recorded an $18.0 million pre-tax charge for the closure of our Elma, Washington manufacturing facility which was reflected in Discontinued operations in the Consolidated Statements of Income (Loss).

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

        As a result of the foregoing factors, we reported income from continuing operations of $207.4 million, or $2.66 per diluted share, for 2007, compared to $99.1 million, or $1.29 per diluted share, for 2006. We reported net income for 2007 of $207.4 million, or $2.66 per diluted share compared with net income of $91.7 million, or $1.19 per diluted share in 2006.

Segment Discussion

        We report our results using three reportable segments: OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other.

        OfficeMax, Contract distributes a broad line of items for the office, including office supplies and paper, technology products and solutions and office furniture. OfficeMax, Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Australia and New Zealand, through office products stores.

        OfficeMax, Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. Our retail segment has operations in the United States, Puerto Rico and the U.S. Virgin Islands. Our retail segment's office supply stores feature OfficeMax ImPress, an in-store module devoted to print-for-pay and related services. Our retail segment also operates office products stores in Mexico through a 51% owned joint venture.

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

OfficeMax, Contract

($ in millions)

	2008	2007	2006
Sales	$4,310.0	$4,816.1	$4,714.5
Gross profit	948.1	1,050.9	1,062.8
Gross profit margin	22.0%	21.8%	22.5%
Operating, selling and general and administrative expenses	780.8	843.0	854.8
Percentage of sales	18.1%	17.5%	18.1%
Goodwill and other asset impairments	815.5	—	—
Other operating expenses	9.3	—	10.3

Total operating expenses	1,605.6	843.0	865.1
Segment income (loss)	$(657.5)	$207.9	$197.7
Sales by Product Line
Office supplies and paper	$2,518.7	$2,696.3	$2,568.9
Technology products	1,299.2	1,535.1	1,551.9
Office furniture	492.1	584.7	593.7
Sales by Geography
United States	$3,035.0	$3,518.9	$3,559.8
International	1,275.0	1,297.2	1,154.7
Sales Growth
Total sales growth	(10.5)%	2.2%	1.9%

2008 Compared With 2007

        Contract segment sales for 2008 decreased 10.5% to $4,310.0 million, from $4,816.1 million for 2007, reflecting a U.S. sales decline of 13.8% and an international sales decline of 1.7% in U.S. dollars, or 2.4% in local currencies. U.S. sales declined in 2008 compared to the prior year primarily due to: a) decreased sales from existing corporate accounts of 9%, b) our continued discipline in account acquisition and retention which resulted in lower sales to new and retained customers and c) lower sales from small market public website and catalog business customers. Early in the fourth quarter of 2008, we entered into an alliance with Lyreco to service our respective global customers. This agreement allows OfficeMax to supply global customers that have operations in European countries and Asia through Lyreco, and allows Lyreco to supply global customers that have operations in the United States and Mexico through OfficeMax.

        Contract segment gross profit margin increased 0.2% of sales to 22.0% of sales for 2008 compared to 21.8% of sales in the previous year. The year-over-year increase was primarily due to improved account profitability for existing and new customers which was partially offset by deleveraging fixed delivery and occupancy costs from lower sales. Targeted cost controls helped to reduce the impact of deleveraging. These targeted cost controls included year-over-year reductions in our delivery fleet, resulting from optimizing delivery routes, which helped to reduce the impact of increased fuel costs.

        Contract segment operating, selling and general and administrative expenses increased 0.6% of sales to 18.1% of sales for 2008 from 17.5% of sales a year earlier. The increase was primarily due to the deleveraging of fixed expenses from lower sales, including higher fixed marketing and account administration costs, partially offset by targeted cost controls, including reduced selling expenses and lower compensation costs as a result of fewer personnel in our customer fulfillment centers and customer service centers, as well as reduced incentive compensation expense. We also cycled on operating expense improvements that we started generating in the second half of 2007.

        Total Contract segment operating expenses for 2008 included a non-cash charge of $815.5 million related to impairment of the Contract segment's goodwill balance. Other operating expense of $9.3 million included employee severance costs in our U.S and international operations and the costs to consolidate manufacturing facilities in New Zealand. For more information regarding impairment charges, see discussion of "Goodwill and other asset impairments" in this section.

        The Contract segment's reported segment income decreased $865.4 million to a loss of $657.5 million, or 15.2% of sales for 2008, compared to segment income of $207.9 million, or 4.3% of sales, for 2007.

2007 Compared With 2006

        Contract segment sales for 2007 increased 2.2% to $4,816.1 million, from $4,714.5 million for 2006, reflecting a U.S. sales decline of 1.2%, offset by international sales growth of 12.3% in U.S. dollars, or 2.8% in local currencies. The U.S. sales decline reflects a weaker economic environment in the second half of 2007, as well as our initiative to terminate existing unprofitable contracts and be more disciplined in new account acquisition.

        Contract segment gross profit margin decreased 0.7% of sales to 21.8% of sales for 2007 compared to 22.5% of sales in the previous year. The year-over-year decrease was primarily due to the continued impact of new and renewing accounts with lower gross margin rates and the impact of paper price increases throughout the year.

        Contract segment operating, selling and administrative expenses decreased 0.6% of sales to 17.5% of sales for 2007 from 18.1% of sales a year earlier. The year-over-year improvement in operating expenses as a percentage of sales is the result of targeted cost controls, including the reorganization of the Contract segment that we began in the fourth quarter of 2006, lower incentive compensation expense and lower promotion and marketing costs.

        Other operating expense for the Contract segment in 2006 was $10.3 million, and consisted of costs primarily related to severance due to the Contract segment reorganization.

        Contract segment income increased $10.2 million to $207.9 million, or 4.3% of sales for 2007, compared to $197.7 million, or 4.2% of sales, for 2006.

OfficeMax, Retail

($ in millions)

	2008	2007	2006
Sales	$3,957.0	$4,265.9	$4,251.2
Gross profit	1,106.3	1,259.5	1,246.3
Gross profit margin	28.0%	29.5%	29.3%
Operating, selling and general and administrative expenses	1,045.1	1,085.8	1,070.5
Percentage of sales	26.5%	25.4%	25.2%
Goodwill and other asset impairments	548.9	—	—
Other operating expense	17.4	—	89.5

Total operating expenses	1,611.4	1,085.8	1,160.0
Segment income (loss)	$(505.1)	$173.7	$86.3
Sales by Product Line
Office supplies and paper	$1,541.5	$1,610.6	$1,627.5
Technology products	2,060.5	2,235.5	2,212.5
Office furniture	355.0	419.8	411.2
Sales by Geography
United States	$3,693.5	$4,030.0	$4,057.4
International	263.5	235.9	193.8
Sales Growth
Total sales growth	(7.2)%	0.3%	(6.1)%
Same-location sales growth	(10.8)%	(1.2)%	0.1%

2008 Compared With 2007

        Retail segment sales for 2008 decreased by 7.2% to $3,957.0 million from $4,265.9 million for 2007, reflecting a same-store sales decrease of 10.8%, partially offset by sales from new stores. The weaker U.S. consumer and small business spending was evidenced by lower store traffic and weaker back-to-school and holiday seasons than in the previous year. Retail same-store sales for 2008 declined across all major product categories, compared to the prior year. Declines were greatest in the higher-priced, discretionary furniture and technology product categories, which resulted in decreased average tickets. During 2008, we opened 43 new retail stores in the U.S., including three Ink-Paper-Scissors stores, our new small-format stores, ending the year with 939 retail stores in the U.S. Our majority owned joint-venture in Mexico opened 17 stores during 2008, ending the year with 83 stores.

        Retail segment gross profit margin declined 1.5% of sales to 28.0% of sales for 2008, compared to 29.5% of sales in the previous year. The gross margin decline was primarily due to the deleveraging of fixed occupancy costs, which has continued since late-2007, as well as increased inventory shrinkage cost. For the 2008 back-to-school and holiday seasons, which are always an aggressive pricing environment, we adjusted our advertising strategies to drive traffic in the stores without sacrificing overall gross margin levels, and we continued to rationalize and refine our marketing mix through various media, not just circular advertising. The impact of deleveraging of fixed-occupancy costs and increased inventory shrinkage costs was partially offset by increased merchandise margins and a sales-mix shift towards higher-margin office supplies category sales. Increased fuel prices were mostly offset by fulfillment improvement programs and flexible delivery scheduling that resulted in fewer miles driven.

        Retail segment operating, selling and general and administrative expenses increased 1.1% of sales to 26.5% of sales for 2008 from 25.4% of sales a year earlier, primarily due to deleveraging of expenses from the same-store sales volume decrease, as well as new stores which have not ramped up to mature sales volumes, partially offset by reduced incentive compensation expense and targeted cost controls, including the benefits from the reorganization of our Retail store management in the second quarter and Retail field and ImPress management undertaken in the first quarter.

        The Retail segment total operating expenses were impacted by a number of charges during 2008. The segment recorded impairment charges of $548.9 million, consisting of $386 million for impairment of goodwill, $107.1 million for impairment of trade names and $55.8 million for impairment of store fixed assets, consisting primarily of leasehold improvements. The segment also recorded a $12.7 million charge for headcount reductions primarily for the reorganization of our Retail field and store management and $4.7 million of charges related to site and store lease terminations. For more information regarding impairment charges, see the discussion of "Goodwill and Other Asset Impairments" that follows.

        Retail segment operating loss was $505.1 million, or 12.8% of sales, for 2008 compared to income of $173.7 million, or 4.1% of sales, for 2007.

2007 Compared With 2006

        Retail segment sales for 2007 increased by 0.3% to $4,265.9 million from $4,251.2 million for 2006. Retail segment same-location sales decreased 1.2% year-over-year during 2007.

        Adjusted for the Company's initiative to eliminate mail-in rebates, and to provide instant rebates in lieu of national, vendor-sponsored mail-in rebates, same-store sales decreased 0.5% during 2007. During the fourth quarter of 2007, Retail segment same-store sales decreased 7.3% year-over-year due to weakness in consumer and small business spending and the Company's reduced promotional activity during the holiday season. The fourth quarter same-store sales decrease offset same store sales increases realized during the first three quarters of 2007. During 2007, we opened 59 new retail stores in the U.S., ending the year with 908 retail stores in the U.S. Our majority owned joint-venture in Mexico opened 15 stores during 2007, ending the year with 68 stores.

        Retail segment gross profit margin improved 0.2% of sales to 29.5% of sales for 2007, compared to 29.3% of sales in the previous year. The gross margin improvement was primarily due to the segment's improved promotional and advertising strategies, primarily during the holiday season, partially offset by occupancy costs for new stores.

        Retail segment operating expenses increased 0.2% of sales to 25.4% in 2007 compared to 25.2% of sales for 2006. The year-over-year increase was primarily due to expense deleveraging from new store openings and the same-store sales decrease, partially offset by reduced incentive compensation expense.

        During 2006, the Retail segment incurred pre-tax charges of $89.5 million related to lease termination costs and severance from the closure of 109 underperforming retail stores.

        Retail segment operating income was $173.7 million, or 4.1% of sales, for 2007 and $86.3 million, or 2.0% of sales, for 2006.

Corporate and Other

        Corporate and Other expenses were $773.6 million for 2008 compared to $37.4 million for 2007. Expenses recorded in 2008 included a $735.8 million charge related to the impairment of the timber installment note guaranteed by Lehman, a $4.3 million severance charge related to a fourth quarter reduction in force at our corporate headquarters and a $3.1 million gain, primarily related to the release of a warranty escrow established at the time of sale of our legacy Voyageur Panel business in 2004. Reduced bonus expense in 2008 offset growth in corporate spending and unfavorable impacts from legacy items.

        During 2006, total corporate expenses were $118.0 million, which included expenses related to the headquarters consolidation in the Corporate and Other segment totaling $46.4 million.

Discontinued Operations

        In December 2004, our board of directors authorized management to pursue the divestiture of a facility near Elma, Washington that manufactured integrated wood-polymer building materials. The Company recorded the facility's assets as held for sale on the Consolidated Balance Sheets and reported the results of its operations as discontinued operations in 2004. During 2005, the Company experienced unexpected difficulties in achieving anticipated levels of production at the facility, which delayed the process of identifying and qualifying a buyer for the business. We concluded that we would be unable to attract a buyer in the near term and elected to cease operations at the facility during the first quarter of 2006, at which time we recorded pre-tax expenses of $18.0 million for contract termination and other closure costs. These charges and expenses were reflected within discontinued operations in the Consolidated Statements of Income (Loss). As of December 27, 2008, the Company has not identified a buyer for the facility.

Goodwill and Other Asset Impairments

        During 2008, we recorded non-cash impairment charges associated with goodwill, intangible assets and other long-lived assets of $1,364.4 million before taxes. After adjusting for taxes and an impact to minority interest, these charges reduced net income by $1,294.7 million after-tax or $17.05 per diluted share. These non-cash charges consisted of $1,201.5 million of goodwill impairment in both the Contract ($815.5 million) and Retail ($386.0 million) segments; $107.1 million of impairment of trade names in our Retail segment and $55.8 million of impairment related to fixed assets in our Retail segment. These charges resulted in a full impairment of our goodwill balances.

        We are required for accounting purposes to assess the carrying value of goodwill and other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred. For other long-lived assets we are also required to assess the carrying value when circumstances indicate that a decline in value may have occurred. In the second quarter of 2008, based on our sustained low stock price and reduced market capitalization relative to the book value of equity, macroeconomic factors impacting industry business conditions, actual recent results and forecasted operating performance, and continued tightening of the credit markets, along with other factors, we determined that indicators of potential impairment were present and that an interim test for impairment was required as of the end of the second quarter. In the fourth quarter of 2008, due to a further decline in our market capitalization in relation to the book value of equity, a worsening economic environment, increasing unemployment and a decline in results and forecasted operating performance, we concluded that indicators of potential impairment were again present and that a new interim test for impairment was required as of the end of the fourth quarter.

        As a result of these tests, impairment charges were recorded in both the second and fourth quarters. In the second quarter, we recorded an estimated impairment charge of $935.3 million, before taxes, and reported that the final analysis of the second quarter impairment would be completed by year-end. The $935.3 million in second quarter impairment charges included $850.0 million related to goodwill, $80.0 million related to trade names and $5.3 million related to fixed assets. During the fourth quarter, we completed the final analysis of the second quarter impairment and recorded an additional non-cash pre-tax impairment charge of $103.8 million ($98.8 million related to goodwill and $5.0 million related to trade names) to adjust the estimate we recorded in the second quarter. Also during the fourth quarter, we recorded non-cash pre-tax charges of $325.3 million associated with the test for impairment that we completed in the fourth quarter. This consisted of $252.7 million of goodwill, $22.1 million of trade names, and $50.5 million of fixed assets that were impaired. There is no goodwill remaining on the Company's consolidated balance sheet and therefore there will be no future annual assessment of goodwill. The impairment charges related to goodwill, intangibles and other long-lived assets are included in the caption "Goodwill and other asset impairments" in the Consolidated Statements of Income (Loss).

        Also during 2008, due to the Lehman bankruptcy, we recorded a pre-tax impairment charge of $735.8 million on the timber installment note guaranteed by Lehman in the Corporate and Other segment. This impairment charge is also included in the caption "Goodwill and other asset impairments" in the Consolidated Statements of Income. For more information regarding the timber note impairment, see the discussion of timber notes under the heading "Timber Notes" in this section.

Integration Activities and Facility Closure

        In September 2005, the board of directors approved a plan to relocate and consolidate our retail headquarters in Shaker Heights, Ohio and existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois. We began the consolidation and relocation process in the latter half of 2005 and completed it during the second half of 2006. In 2006, we recognized $46.4 million related to this effort. We also announced the reorganization of our Contract segment in 2006 and recorded a pre-tax charge of $7.3 million for employee severance related to the reorganization. The Contract segment also recorded an additional $3.0 million of costs during 2006, primarily related to a facility closure and employee severance.

        We conduct regular reviews of our real estate portfolio to identify underperforming facilities, and close those facilities that are no longer strategically or economically viable. We record a liability for the cost associated with a facility closure at its estimated fair value in the period in which the liability is incurred, which is the location's cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves on the Consolidated Balance Sheets, and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the payments.

        During 2006, we closed 109 underperforming, domestic retail stores and recorded a pre-tax charge of $89.5 million, comprised of $11.3 million for employee severance, asset write-off and impairment and other closure costs and $78.2 million of estimated future lease obligations.

        In the second quarter of 2008, we recorded $3.1 million of charges principally to close five stores and reduced rent and severance accruals by $3.4 million relating to prior closed stores. In the fourth quarter of 2008, we recorded $8.7 million of charges related to four domestic retail stores where we have signed lease commitments, but have decided not to open the stores due to the current economic environment. This charge was partially offset by reduced rent accruals of $4.0 million on other store lease obligations.

        At December 27, 2008, the integration and facility closure reserve was $48.9 million with $14.3 million included in current liabilities, and $34.6 million included in long-term liabilities. The vast majority of the reserve represents future lease obligations of $106 million, net of anticipated sublease income of approximately $57 million. Cash payments relating to the integration and facility closures were $35.2 million, $48.3 million and $116.5 million in 2008, 2007, and 2006, respectively.

Liquidity and Capital Resources

        As of December 27, 2008, we had $170.8 million of cash and cash equivalents and $354.4 million of short-term and long-term debt, excluding the $1,470 million of timber securitization notes. The maximum aggregate borrowing amount available under our revolver was $613.7 million as of December 27, 2008. Excess availability under the revolving credit facility totaled $546.9 million as of December 27, 2008. The amount available reflects issued standby letters of credit which reduce the Company's borrowing capacity. As of December 27, 2008, the Company was in compliance with all covenants under the revolving credit facility agreement which expires on July 12, 2012.

        Our primary ongoing cash requirements relate to working capital, expenditures for property and equipment, lease obligations, pension funding and debt service. We expect to fund these requirements through a combination of cash, cash flow from operations and seasonal borrowings under our revolving credit facility. The sections that follow discuss in more detail our operating, investing, and financing activities, as well as our financing arrangements.

Operating Activities

        Our operating activities generated cash of $223.7 million, $70.6 million and $375.6 million in 2008, 2007 and 2006, respectively. The cash provided by operating activities in 2008 reflected our focus on working capital management, which yielded reduced collection days outstanding for accounts receivable as well as a decrease in inventory per location while maintaining the same accounts payable leverage as last year. The results of these efforts more than offset the decline in cash generated from lower earnings versus 2007. In 2007, cash used by working capital changes included the effect of terminating our accounts receivable securitization program and the resulting increase in accounts receivable, and a reduction in the accounts payable-to-inventory leverage. These changes were partially offset by the monetization of certain Company-owned life insurance assets.

        We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax, Contract employees. Pension expense was $4.2 million, $10.0 million and $13.7 million for the years ended December 27, 2008, December 29, 2007 and December 30, 2006, respectively. In 2008, 2007 and 2006, we made contributions to our pension plans totaling $13.1 million, $19.1 million and $9.6 million, respectively. The minimum required funding contribution in 2009 is approximately $6.7 million and the expense is projected to be $25.7 million compared to expense of $4.2 million in 2008. However, we may elect to make additional voluntary contributions. See "Critical Accounting Estimates" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.

Investment Activities

        Our investing activities used cash of $112.1 million in 2008, $138.9 million in 2007 and $163.9 million in 2006.

        Our principal investing activities are related to capital expenditures. Our capital spending in 2008 primarily related to leasehold improvements, new and remodeled stores, quality and efficiency projects and replacement projects. Details of the capital investment by segment are included in the table below:

	Capital Investment
	2008	2007	2006
	(millions)
OfficeMax, Contract	$34.2	$42.5	$81.2
OfficeMax, Retail	109.8	98.3	93.6

	144.0	140.8	174.8

        We expect our capital investments in 2009 to total between $50 million and $70 million. Our capital spending in 2009 will be for leasehold improvements, new stores, and replacement and maintenance projects. In 2009, we expect to open up to 13 new stores, mostly in existing markets.

Financing Activities

        Our financing activities used cash of $86.1 million in 2008, $62.6 million in 2007 and $1.9 million in 2006. Common and preferred dividend payments totaled $47.5 million in 2008, $49.1 million in 2007, and $47.6 million in 2006. In all three years, our quarterly cash dividend was 15 cents per common share. Due to the challenging economic environment, and to conserve cash, our quarterly cash dividend was suspended in December 2008.

        In 2008, we paid down debt of $40.0 million, net of additional borrowings, primarily by Grupo OfficeMax, our 51% owned joint venture in Mexico. Given the low market price of the Company's stock throughout 2008, there were no stock option exercises. We received $2.7 million and $130.0 million in cash proceeds from stock option exercises in 2007 and 2006, respectively.

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

        Our debt structure consists of credit agreements, note agreements, and other borrowings as described below. For more information, see "Contractual Obligations" and "Disclosures of Financial Market Risks" sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Credit Agreements

        On July 12, 2007, we entered into an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with a group of banks. The Loan Agreement amended the Company's existing revolving credit facility and replaced our accounts receivable securitization program. The Loan Agreement permits the Company to borrow up to a maximum of $700 million, subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The revolving credit facility may be increased (up to a maximum of $800 million) at the Company's request or reduced from time to time, in each case according to terms detailed in the Loan Agreement. There were no borrowings outstanding under the Company's revolving credit facility as of December 27, 2008 or December 29, 2007. There were no borrowings under the revolving credit facility during 2008. The maximum amount outstanding under the revolving credit facility was $103.0 million during 2007. The average amount outstanding under the revolving credit facility was $6.8 million during 2007.

Letters of credit, which may be issued under the revolving credit facility up to a maximum of $250 million, reduce available borrowing capacity under the revolving credit facility. Standby letters of credit issued under the revolving credit facility totaled $66.7 million as of December 27, 2008 and $85.5 million as of December 29, 2007. As of December 27, 2008, the maximum aggregate borrowing amount available under the revolver was $613.7 million and excess availability under the revolving credit facility totaled $546.9 million. As of December 29, 2007, the maximum aggregate borrowing amount available under the revolver was $700 million and excess availability under the revolving credit facility totaled $614.5 million. At December 27, 2008, the Company was in compliance with all covenants under the Loan Agreement. The Loan Agreement allows the payment of dividends, subject to availability restrictions and if no default has occurred. The Loan Agreement expires on July 12, 2012.

        Borrowings under the revolving credit facility bear interest at rates based on either the prime rate or the London Interbank Offered Rate ("LIBOR"). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolving credit facility depending on the level of average excess availability. Fees on letters of credit issued under the revolving credit facility were charged at a weighted average rate of 0.875% during the year ended December 27, 2008. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit.

        As of December 27, 2008, Grupo OfficeMax, our 51% owned joint venture in Mexico, had total borrowings of $22.9 million. This included $11.2 million under an installment loan agreement that Grupo OfficeMax entered into during the third quarter of 2008. The joint venture is not in compliance with its debt covenants relating to the installment loan agreement, but anticipates that the lending institution will provide a waiver of the covenant violations. The installment loan is due in 60 monthly payments beginning in the second quarter of 2009. The joint venture also has $11.7 million of short term borrowings of which $4.9 million was refinanced in the first quarter of 2009. The remaining $6.8 million of short term borrowings is a simple revolving loan. The financing for Grupo OfficeMax is unsecured with no recourse against the Company.

        During 2008, the Company made a $6.7 million capital contribution to Grupo OfficeMax, commensurate with our ownership percentage in the joint venture. The Company may need to make additional capital contributions in the future.

Timber Notes

        In October 2004, as part of the Sale, we sold our timberlands in exchange for $15 million in cash plus credit-enhanced timber installment notes in the amount of $1,635 million (the "Installment Notes") issued in two equal $817.5 million tranches. The Installment Note issuers transferred a total of $1,635 million in cash ($817.5 million each) to Lehman Brothers Holdings Inc. ("Lehman") and Wachovia Corporation ("Wachovia") (which was later purchased by Wells Fargo & Co.). Lehman and Wachovia guaranteed the respective Installment Notes. The note structure allowed us to defer recognition of the capital gain and payment of the related taxes on the Sale until 2019, the scheduled maturity date of the Installment Notes.

        In December 2004, we completed a securitization transaction in which the interests in the Installment Notes and related guarantees were transferred to our wholly-owned bankruptcy remote subsidiaries ("OMXSPEs") and pledged as security for securitization notes issued in the amount of $1,470 million (the "Securitization Notes"), with $735 million through the structure supported by Lehman and $735 million through the structure supported by Wachovia. Recourse on the Securitization Notes is limited to the applicable pledged Installment Notes and underlying Lehman and Wachovia guarantees.

        As a result of these transactions, we received $1,470 million ($735 million from investors in the Securitization Notes guaranteed by Lehman) in cash and over 15 years we expected to earn approximately $82.5 million per year in interest income on the Installment Notes receivable ($41.8 million from interest on the Lehman guaranteed Installment Note) and expected to incur annual interest expense of approximately $80.5 million on the Securitization Notes ($40.7 million from interest on the Securitization Notes guaranteed by Lehman). The pledged Installment Notes receivable and Securitization Notes were scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Installment Notes. We expected to refinance our ownership of the Installment Notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the Securitization Notes to the maturity of the Installment Notes.

        On September 15, 2008, Lehman, the guarantor of half of the Installment Notes and the Securitization Notes, filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under chapter 11 of the United States Bankruptcy Code. On September 17, 2008, the OMXSPE delivered notices to the trustee for the affected Securitization Note holders, the issuer of the affected Installment Notes and to Lehman, which stated that as a result of Lehman's bankruptcy filing, an event of default had occurred under the $817.5 million Installment Note guaranteed by Lehman (the "Lehman Guaranteed Installment Note").

        After evaluating the situation, we concluded in late October 2008 that due to the uncertainty of collection of the Lehman Guaranteed Installment Note as a result of the Lehman bankruptcy, the carrying value of the Lehman Guaranteed Installment Note was impaired. Accordingly, we recorded a non-cash pre-tax impairment charge of $735.8 million in the third quarter of 2008. We are required for accounting purposes to assess the carrying value of assets whenever circumstances indicate that a decline in value may have occurred. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been "extinguished", under the guidance in paragraph 16 of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", which will occur when the Lehman Guaranteed Installment Note and the guaranty are transferred to and accepted by the note holders. We expect that this will occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. Accordingly, the non-cash charge is expected to be followed by a non-cash gain in a later period when the liability is legally extinguished.

        On October 29, 2008, Lehman failed to pay the $21.5 million interest payment due to the Installment Note issuer, which in turn did not make the $20.9 million interest payment due the OMXSPE. As a result, the OMXSPE did not make the interest payment due to the holders of the Securitization Notes guaranteed by Lehman because it is only obligated to make interest payments on the Securitization Notes to the extent it receives interest payments on the related Installment Notes. We stopped accruing interest income on the Lehman Guaranteed Installment Note as of the last payment date April 29, 2008. However, we recorded the ongoing interest expense on the Lehman guaranteed portion of the Securitization Notes until the default date, October 29, 2008. This resulted in $20.4 million of additional interest expense that will only be paid if the corresponding interest income is collected.

        At the time of the Sale, we generated a tax gain and recognized the related deferred tax liability. The timber note structure allowed the Company to defer the resulting tax liability of $543 million until 2019, the maturity date for the Installment Notes. Due to the impairment, approximately half of this tax gain was accelerated into 2008 and the related taxes were due. We had available alternative minimum tax credits, a portion of which resulted from prior tax payments related to the Sale, which were used to reduce the cash tax payment triggered by the Lehman default. As a result, the cash taxes due were approximately $30 million, which we paid before year-end.

        As recourse under the Securitization Notes is limited to the applicable pledged Installment Note and guaranty, we do not expect to make further cash payments on the Lehman guaranteed portion of the Securitization Notes. With regards to the Securitization Notes guaranteed by Wachovia, we are not currently experiencing any disruption in the notes structure.

Note Agreements

        In November 2008, we repurchased all of the $19.1 million of 7.0% senior notes outstanding by using proceeds relating to restricted investments that were pledged for this debt.

Other

        We have various unsecured debt outstanding, including approximately $189.9 million of revenue bonds due in varying amounts through 2029. Approximately $69.2 million of these obligations may be called in the near future due to a preliminary potential adverse determination regarding the exempt status of interest on the bonds from the Internal Revenue Service ("IRS"). We have appealed the proposed IRS determination. The $69.2 million of debt is classified as long-term debt in the Consolidated Balance Sheets as we intend to utilize funds available under our existing long-term revolving credit facility to fund any required payment.

Cash Paid for Interest

        Cash payments for interest, net of interest capitalized and including interest payments related to the timber securitization notes, were $90.0 million in 2008, $116.6 million in 2007 and $124.1 million in 2006.

Contractual Obligations

        In the table below, we set forth our contractual obligations as of December 27, 2008. Some of the figures we include in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
	2009	2010-2011	2012-2013	Thereafter	Total
	(millions)
Debt	$64.5	$19.2	$41.8	$229.5	$355.0
Timber notes securitized	—	—	—	1,470.0	1,470.0
Operating leases	377.8	641.9	439.7	520.7	1,980.1
Purchase obligations	25.5	5.6	0.4	0.4	31.9
Pension obligations (estimated payments)	7.6	116.2	151.8	168.2	443.8

	$475.4	$782.9	$633.7	$2,388.8	$4,280.8

        Debt includes amounts owed on our note agreements, revenue bonds and credit agreements assuming the debt is held to maturity. The amounts above include both current and non-current liabilities. There are $69.2 million of revenue bonds maturing after 2013 that may be called in the near future depending upon a final determination from the IRS. Obligations related to interest on debt are not included in the table above because the timing and amount of any required payments cannot be reasonably estimated. However, the table under the heading Financial Instruments in this section presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rates, the table sets forth payout amounts based on rates as of December 27, 2008 and does not attempt to project future rates.

        The securitized timber notes payable have recourse limited to the applicable pledged installment note receivable and underlying guarantees. The debt remains outstanding until it is legally extinguished, which will be when the Installment note and guaranty are transferred to and accepted by the securitized note holders.

        We enter into operating leases in the normal course of business. We lease our retail store space as well as certain other property and equipment under operating leases. Some of our retail store leases require percentage rentals on sales above specified minimums and contain escalation clauses. These minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 8, Leases, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K. Lease obligations for closed facilities are included in operating leases and a liability equal to the fair value of these obligations is included in the Company's Consolidated Balance Sheets. For more information, see Note 5, Integration Activities and Facility Closures, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements And Supplementary Data" in this Form 10-K.

        Our Consolidated Balance Sheet as of December 27, 2008 includes $502.4 million of liabilities associated with our retirement and benefit plans and $222.1 million of other long-term liabilities. Certain of these amounts have been excluded from the above table as either the amounts are fully or partially funded, or the timing and/or the amount of any cash payment is uncertain. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, future compensation costs, healthcare cost trends, benefit payment patterns and other factors. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported.

        In accordance with an amended and restated joint venture agreement, the minority owner of our subsidiary in Mexico, Grupo OfficeMax, can elect to put its remaining 49% interest in the subsidiary to OfficeMax if earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to put its ownership interest, the purchase price would be equal to fair value, calculated based on both the subsidiary's earnings for the last four quarters before interest, taxes and depreciation and amortization, and the current market multiples of similar companies. At December 27, 2008, Grupo OfficeMax did not meet the earnings targets.

        In addition to the contractual obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These contracts, however, are either not enforceable or legally binding or are subject to change based on our business decisions.

Off-Balance-Sheet Activities and Guarantees

        "Note 16, Commitments and Guarantees," of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K describes the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees and the maximum potential undiscounted amounts of future payments we could be required to make.

Seasonal Influences

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

Disclosures of Financial Market Risks

Financial Instruments

        Our debt is predominantly fixed-rate. At December 27, 2008, the estimated current fair value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $769.7 million less than the amount of debt reported in the Consolidated Balance Sheet. Our timber notes receivable also bear interest at a fixed rate. At December 27, 2008, the estimated fair value of these instruments was $15.6 million lower than their carrying amount.

        The securitized timber notes payable have recourse limited to the applicable pledged installment notes receivable and underlying guarantees. The Lehman portion of the debt remains outstanding until it is legally extinguished, which will be when the installment note and guaranty are transferred to and accepted by the securitized note holders. The Company expects that this will occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. The estimated fair values of our other financial instruments, including cash and cash equivalents and receivables are the same as their carrying values. In the opinion of management, we do not have any significant concentration of credit risks. Concentration of credit risks with respect to trade receivables is limited due to the wide variety of vendors, customers and channels to and through which our products are sourced and sold, as well as their dispersion across many geographic areas.

        Changes in interest and currency rates expose us to financial market risk. In the past we have used derivative financial instruments, such as interest rate swaps, rate hedge agreements, forward purchase contracts and forward exchange contracts, to hedge underlying debt obligations or anticipated transactions. We do not use them for trading purposes. The table below provides information about our financial instruments outstanding at December 27, 2008 that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. There are $69.2 million of revenue bonds maturing after 2013 that may be called in the near future, depending upon a final determination from the IRS. For obligations with variable interest rates, the table sets forth payout amounts based on rates as of December 27, 2008 and does not attempt to project future rates.

        The table below does not include our obligations for pension plans and other post retirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax employees. As our plans were frozen in 2003, our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits. However, the pension plan obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension members living longer. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels.

(in millions except rates)

							Year Ended
							2008		2007
	Expected Payments
						There- after		Fair Value		Fair Value
	2009	2010	2011	2012	2013		Total		Total
Debt
Fixed-rate debt payments	$51.1	$14.0	$0.8	$35.4	$1.9	$228.9	$332.1	$214.6	$384.2	$382.4
Average interest rates	8.9%	6.5%	8.0%	7.9%	8.4%	6.4%	6.9%	—%	6.9%	—%
Variable-rate debt payments	$13.4	$2.2	$2.2	$2.2	$2.3	$0.6	$22.9	$22.1	$14.2	$14.2
Average interest rates	11.9%	9.5%	9.5%	9.5%	9.5%	9.5%	10.9%	—%	9.0%	—%
Timber notes securitized
Wachovia	$—	$—	$—	$—	$—	$735.0	$735.0	$736.8	$735.0	$790.9
Average interest rates	—%	—%	—%	—%	—%	5.4%	5.4%	—%	5.4%	—%
Lehman	$—	$—	$—	$—	$—	$735.0	$735.0	$81.8	$735.0	$790.9
Average interest rates	—%	—%	—%	—%	—%	5.5%	5.5%	—%	5.5%	—%

	2008		2007
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Financial assets:
Timber notes receivable
Wachovia—	$817.5	$801.9	$817.5	$881.8
Lehman—	81.8	81.8	817.5	881.8
Restricted investments	2.1	2.1	22.4	21.8

Additional Consideration Agreement

        Pursuant to an Additional Consideration Agreement between OfficeMax and Boise Cascade, L.L.C. entered into in connection with the Sale, we may have been required to make substantial cash payments to, or entitled to receive substantial cash payments from, Boise Cascade, L.L.C. In February 2008, Boise Cascade, L.L.C. sold a majority interest in its paper and packaging and newsprint businesses to Aldabra 2 Acquisition Corp. As a result of this transaction, the Additional Consideration Agreement terminated and no further payments will be required of either party. Prior to the termination of the Additional Consideration Agreement, we recorded changes in the fair value of the Additional Consideration Agreement in net income (loss) in the period they occurred; however, any potential payments from Boise Cascade, L.L.C. to us were not recorded in net income (loss) until all contingencies had been satisfied, which was generally at the end of a 12-month measurement period ending on September 30. Due to increases in actual and projected paper prices, the change in the estimated fair value of this agreement resulted in the recognition of non-operating income in our Consolidated Statement of Income (Loss) of $32.5 million in 2007 and $48.0 million in 2006.

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

        Environmental liabilities that relate to the operation of the paper and forest products assets prior to the closing of the Sale continue to be our liabilities. We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws, or have received a claim from a private party, with respect to certain sites where hazardous substances or other contaminants are or may be located. These sites relate to operations either no longer owned by the Company or unrelated to its ongoing operations. For sites where a range of potential liability can be determined, we have established appropriate reserves. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and in some cases the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position, our results of operations or our cash flows.

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

Pensions and Other Postretirement Benefits

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

        For 2009, our discount rate assumption used in the measurement of our net periodic benefit cost was 6.20%, and our expected return on plan assets was 7.50%. Using these assumptions, our 2009 pension expense will be approximately $25.7 million. If we were to decrease our estimated discount rate assumption used in the measurement of our net periodic benefit cost to 5.95% and our expected return on plan assets to 7.25%, our 2009 pension expense would be approximately $30.0 million. If we were to increase our discount rate assumption used in the measurement of our net periodic benefit cost to 6.45% and our expected return on plan assets to 7.75%, our 2009 pension expense would be approximately $21.5 million.

        We recognize the funded status of the defined benefit plan in the statement of financial position, and changes in the funded status are recognized through other comprehensive income ("OCI"), net of tax, in the year in which the changes occur. Actuarially-determined liabilities related to pension and postretirement benefits are also recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, future compensation costs, healthcare cost trends, benefit payment patterns and other factors. At December 27, 2008, the funded status of our defined benefit pension and other postretirement benefit plans was a liability of $452.6 million. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported.

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

        The Company is subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, the Company is subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. We recognize the benefits of tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position in the consolidated financial statements; positions that do not meet this threshold are not recognized. For tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in the consolidated financial statements.

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

Facility Closure Reserves

        The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically viable. A liability for the cost associated with such a closure is recorded at its fair value in the period in which it is incurred. These costs are included in facility closure reserves in our Consolidated Balance Sheets and include provisions for the present value of future lease obligations, less estimated sublease income. At December 29, 2008, the vast majority of the reserve represents future lease obligations of $106 million, net of anticipated sublease income of approximately $57 million. For each closed location, we estimate future sublease income based on current real estate trends by market and location-specific factors, including the age and quality of the location, as well as our historical experience with similar locations. If we had used different assumptions to estimate future sublease income our reserves would be different and the difference could be material. In addition, if actual sublease income is different than our estimates, adjustments to the recorded reserves may be required.

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

        Environmental liabilities that relate to the operation of the paper and forest products assets prior to the closing of the Sale continue to be liabilities of OfficeMax, in addition to the liabilities related to certain sites referenced in Note 17, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

Goodwill, Indefinite-Lived Intangibles and Other Long-Lived Assets Impairment

        SFAS No. 142, "Goodwill and Other Intangible Assets," requires us to assess goodwill for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. In assessing impairment, the statement requires us to make estimates of the fair values of our reporting units. If we determine the fair values are less than the carrying amount of goodwill recorded on our Consolidated Balance Sheet, we must recognize an impairment loss in our financial statements. SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," requires us to assess our long-lived assets for impairment whenever an indicator of possible impairment exists. In assessing impairment, the statement requires us to make estimates of the fair value of the assets. If we determine the fair values are less than the carrying value of the assets, we must recognize an impairment loss in our financial statements. At the end of 2007 and 2006, we conducted our annual assessment of goodwill and no impairment was indicated.

        Based on our sustained low stock price and reduced market capitalization relative to the book value of equity, macroeconomic factors impacting industry business conditions, actual recent results and forecasted operating performance, and continued tightening of the credit markets, along with other factors, we determined that indicators of potential impairment were present in 2008. As a result, management assessed the carrying value of acquired goodwill and intangible assets with indefinite lives as well as other long-lived assets for impairment.

        During 2008, we recorded pre-tax impairment charges of $1,364.4 million related to goodwill and other assets in both our Contract and Retail segments. These non-cash charges consisted of $1,201.5 million of goodwill impairment in both the Contract ($815.5 million) and Retail ($386.0 million) segments; $107.1 million of estimated impairment of trade names in our Retail segment and $55.8 million of impairment related to fixed assets in our Retail segment. The measurement of impairment of goodwill and indefinite life intangibles includes estimates and assumptions which are inherently subject to significant uncertainties. In testing for impairment, we measured the estimated fair value of our reporting units, intangibles and fixed assets based upon discounted future operating cash flows using a discount rate reflecting a market-based, weighted average cost of capital. In estimating future cash flows, we used our internal budgets and operating plans, which include assumptions about retail store openings and closures, the consolidation of our distribution networks and improvements in our supply chain, and future growth prospects. Differences in assumptions used in projecting future operating cash flows and in selecting an appropriate discount rate could have a significant impact on the determination of fair value and impairment amounts. As a result of these impairment charges, there is no goodwill remaining in the Company's consolidated financial statements at December 27, 2008.

Recently Issued or Newly Adopted Accounting Standards

        Following are summaries of recently issued accounting pronouncements that have either been recently adopted or that may become applicable to the preparation of our consolidated financial statements in the future.

        In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. The Company adopted the provisions of SFAS 157 for financial assets and liabilities effective at the beginning of fiscal year 2008. The provisions of SFAS 157 had no impact on our financial statements. We do not anticipate that adoption of SFAS 157 for non-financial assets and liabilities will have a material impact on our financial condition, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS 115" ("SFAS 159"). SFAS 159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. The Company did not elect to adopt the fair value option provided under SFAS 159.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). This statement amends SFAS 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will impact the accounting for business combinations completed on or after December 28, 2008.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). This statement requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements and is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS 160 will be applied prospectively to all noncontrolling interests, including those that arose before the effective date, except that comparative prior period information must be recast to classify noncontrolling interests in equity and provide other disclosures required by SFAS 160. The Company anticipates that adoption of SFAS 160 will affect the presentation of certain elements of the Company's financial statements, but that these changes in presentation will not have a material impact on the financial statements.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Income (Loss)

	Fiscal Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
	(thousands, except per-share amounts)
Sales	$8,267,008	$9,081,962	$8,965,707
Cost of goods sold and occupancy costs	6,212,591	6,771,657	6,656,497

Gross profit	2,054,417	2,310,305	2,309,210
Operating expenses
Operating and selling	1,555,615	1,633,606	1,641,147
General and administrative	306,940	332,528	355,945
Goodwill and other asset impairments	2,100,212	—	—
Other operating, net	27,851	—	146,216

Operating income (loss)	(1,936,201)	344,171	165,902
Interest expense	(113,641)	(121,271)	(123,082)
Interest income	57,564	87,940	89,723
Other income (expense), net	19,878	26,687	39,335

Income (loss) from continuing operations before income taxes and minority interest	(1,972,400)	337,527	171,878
Income tax benefit (expense)	306,481	(125,282)	(68,741)

Income (loss) from continuing operations before minority interest	(1,665,919)	212,245	103,137
Minority interest, net of income tax	7,987	(4,872)	(4,083)

Income (loss) from continuing operations	(1,657,932)	207,373	99,054
Discontinued operations
Operating loss	—	—	(17,972)
Income tax benefit	—	—	10,639

Loss from discontinued operations	—	—	(7,333)

Net income (loss)	(1,657,932)	207,373	91,721
Preferred dividends	(3,663)	(3,961)	(4,037)

Net income (loss) applicable to common shareholders	$(1,661,595)	$203,412	$87,684

Basic income (loss) per common share
Continuing operations	$(21.90)	$2.70	$1.30
Discontinued operations	—	—	(0.10)

Basic income (loss) per common share	$(21.90)	$2.70	$1.20

Diluted income (loss) per common share
Continuing operations	$(21.90)	$2.66	$1.29
Discontinued operations	—	—	(0.10)

Diluted income (loss) per common share	$(21.90)	$2.66	$1.19

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets

	December 27, 2008	December 29, 2007
	(thousands, except share and per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$170,779	$152,637
Receivables, net	561,509	714,951
Related party receivables	5,337	5,927
Inventories	949,401	1,088,312
Deferred income taxes and receivables	105,140	185,070
Other current assets	62,850	57,804

Total current assets	1,855,016	2,204,701
Property and equipment:
Land and land improvements	38,720	44,737
Buildings and improvements	473,188	441,989
Machinery and equipment	777,371	792,883

Total property and equipment	1,289,279	1,279,609
Accumulated depreciation	(798,551)	(698,954)

Net property and equipment	490,728	580,655
Goodwill	—	1,216,804
Intangible assets, net	81,793	199,720
Investments in affiliates	175,000	175,000
Timber notes receivable	899,250	1,635,000
Restricted investments	2,125	22,377
Deferred income taxes	436,182	—
Other non-current assets	233,489	249,511

Total assets	$4,173,583	$6,283,768

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets

	December 27, 2008	December 29, 2007
	(thousands, except share and per-share amounts)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$64,452	$49,024
Accounts payable:
Trade	727,424	831,101
Related parties	28,373	30,184
Income tax payable	18,288	33,887
Accrued expenses and other current liabilities:
Compensation and benefits	112,041	125,983
Other	231,339	285,110
Liabilities related to assets held for sale	15,554	15,420

Total current liabilities	1,197,471	1,370,709

Long-term debt:
Long-term debt, less current portion	289,922	349,421
Timber notes securitized	1,470,000	1,470,000

Total long-term debt	1,759,922	1,819,421

Other long-term obligations:
Compensation and benefits	502,447	200,283
Deferred gain on sale of assets	179,757	179,757
Deferred income taxes	—	154,362
Other long-term obligations	222,112	248,622

Total other long-term obligations	904,316	783,024

Minority interest	21,871	32,042
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 945,899 and 1,110,867 shares outstanding	42,565	49,989
Common stock—$2.50 par value; 200,000,000 shares authorized; 75,977,152 and 75,397,094 shares outstanding	189,943	188,481
Additional paid-in capital	925,328	922,414
Retained earnings (accumulated deficit)	(600,095)	1,095,950
Accumulated other comprehensive income (loss)	(267,738)	21,738

Total shareholders' equity	290,003	2,278,572

Total liabilities and shareholders' equity	$4,173,583	$6,283,768

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal Year Ended
	December 27, 2008	December 29, 2007	December 30, 2006
	(thousands)
Cash provided by (used for) operations:
Net income (loss)	$(1,657,932)	$207,373	$91,721
Items in net income (loss) not using (providing) cash:
Earnings from affiliates and minority interest, net of income tax	(7,705)	(1,193)	(1,790)
Depreciation and amortization	142,896	131,573	127,812
Non-cash impairment charges	2,114,044	—	—
Non-cash deferred taxes on impairment charges	(357,313)	—	—
Pension and other postretirement benefits expense	1,874	8,159	13,239
Other	329	32,096	39,114
Changes other than from acquisition of business:
Receivables	119,133	(139,120)	29,126
Inventories	98,111	(3,585)	43,001
Accounts payable and accrued liabilities	(137,716)	(228,269)	8,662
Current and deferred income taxes	(40,698)	(11,521)	58,683
Other	(51,346)	75,091	(33,929)

Cash provided by operations	223,677	70,604	375,639

Cash provided by (used for) investment:
Expenditures for property and equipment	(143,968)	(140,843)	(174,769)
Acquisition of businesses and facilities, net of cash acquired	—	(1,325)	(1,500)
Proceeds from sale of restricted investments	20,252	—	—
Proceeds from sales of assets	11,592	3,234	12,333
Other	—	—	—

Cash used for investment	(112,124)	(138,934)	(163,936)

Cash used for financing:
Cash dividends paid:
Common stock	(45,474)	(45,142)	(43,509)
Preferred stock	(2,003)	(3,961)	(4,037)

	(47,477)	(49,103)	(47,546)
Short-term borrowings (repayments), net	(1,974)	14,197	(18,666)
Payments of long-term debt	(53,944)	(25,751)	(65,610)
Borrowings of long-term debt	15,928	—	—
Purchase of Series D preferred stock	(7,376)	(4,621)	—
Proceeds from exercise of stock options	—	2,653	129,966
Other	8,709	—	(33)

Cash used for financing	(86,134)	(62,625)	(1,889)

Effect of exchange rates on cash and cash equivalents	(7,277)	1,522	58
Increase (decrease) in cash and cash equivalents	18,142	(129,433)	209,872
Balance at beginning of the year	152,637	282,070	72,198

Balance at end of the year	$170,779	$152,637	$282,070

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Shareholders' Equity

		For the Fiscal Years ended December 27, 2008, December 29, 2007 and December 30, 2006
Common Shares Outstanding		Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Share- holders' Equity
		(thousands, except share amounts)

70,804,612	Balance at December 31, 2005	$54,735	$176,977	$747,805	$898,283	$(142,121)	$1,735,679

	Comprehensive income
	Net income	—	—	—	91,721	—	91,721
	Other comprehensive income
	Cumulative foreign currency translation adjustment	—	—	—	—	11,581	11,581
	Minimum pension liability adjustment, net of tax	—	—	—	—	26,634	26,634

	Other comprehensive income	—	—	—	—	38,215	38,215

	Comprehensive income						$129,936

	Adjustment from initial adoption of SFAS No. 158, net of tax	—	—	—	—	11,911	11,911
	Cash dividends declared
	Common stock	—	—	—	(44,136)	—	(44,136)
	Preferred stock	—	—	—	(4,037)	—	(4,037)
	Restricted stock	—	—	24,116	—	—	24,116
46,940	Restricted stock vested	—	117	(117)	—	—	—
3,993,857	Stock options exercised	—	9,985	119,982	—	—	129,967
(907)	Treasury stock cancellations	—	(2)	(31)	—	—	(33)
58,718	Other	—	149	2,093	(1)	—	2,241

74,903,220	Balance at December 30, 2006	$54,735	$187,226	$893,848	$941,830	$(91,995)	$1,985,644

	Comprehensive income
	Net income	—	—	—	207,373	—	207,373
	Other comprehensive income
	Cumulative foreign currency translation adjustment	—	—	—	—	59,977	59,977
	Minimum pension liability adjustment, net of tax	—	—	—	—	53,756	53,756

	Other comprehensive income	—	—	—	—	113,733	113,733

	Comprehensive income (loss)						$321,106

	Adjustment from initial adoption of FIN 48	—	—	—	(3,959)	—	(3,959)
	Cash dividends declared
	Common stock	—	—	—	(45,333)	—	(45,333)
	Preferred stock	—	—	—	(3,961)	—	(3,961)
	Restricted stock	—	—	26,437	—	—	26,437
301,443	Restricted stock vested	—	767	(767)	—	—	—
187,843	Stock options exercised	—	470	5,447	—	—	5,917
4,588	Other	(4,746)	18	(2,551)	—	—	(7,279)

75,397,094	Balance at December 29, 2007	$49,989	$188,481	$922,414	$1,095,950	$21,738	$2,278,572

	Comprehensive income (loss)
	Net income	—	—	—	(1,657,932)	—	(1,657,932)
	Other comprehensive income
	Cumulative foreign currency translation adjustment	—	—	—	—	(83,758)	(83,758)
	Minimum pension liability adjustment, net of tax	—	—	—	—	(205,718)	(205,718)

	Other comprehensive income	—	—	—	—	(289,476)	(289,476)

	Comprehensive income (loss)						$(1,947,408)

	Cash dividends declared
	Common stock	—	—	—	(34,220)	—	(34,220)
	Preferred stock	—	—	—	(3,663)	—	(3,663)
	Restricted stock	—	—	93	—	—	93
571,727	Restricted stock vested	—	1,436	(1,436)	—	—	—
8,331	Other	(7,424)	26	4,257	(230)		(3,371)

75,977,152	Balance at December 27, 2008	$42,565	$189,943	$925,328	$(600,095)	$(267,738)	$290,003

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Nature of Operations

        OfficeMax Incorporated ("OfficeMax," the "Company" or "we") is a leader in both business-to-business and retail office products distribution. The Company provides office supplies and paper, print and document services, technology products and solutions and furniture to large, medium and small businesses, government offices, and consumers. OfficeMax customers are served by approximately 33,000 associates through direct sales, catalogs, the Internet and a network of retail stores located throughout the United States, Canada, Australia, New Zealand and Mexico. The Company's common stock is traded on the New York Stock Exchange under the ticker symbol OMX. The Company's corporate headquarters is located in Naperville, Illinois, and the OfficeMax website address is www.officemax.com.

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

Fiscal Year

        The Company's fiscal year-end is the last Saturday in December. Due primarily to statutory requirements, the Company's international businesses have maintained their December 31 year-ends. Fiscal year 2006 ended on December 30, 2006, fiscal year 2007 ended on December 29, 2007, while fiscal year 2008 ended on December 27, 2008. Each of the past three years has included 52 weeks for all reportable segments and businesses.

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

Cash and Cash Equivalents

        Cash equivalents include short-term debt instruments that have an original maturity of three months or less at the date of purchase. The Company's banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash overdraft position for accounting purposes, which occurs when total issued checks exceed available cash balances at a single financial institution. The Company records its outstanding checks in Accounts payable—Trade in the Consolidated Balance Sheets, and the net change in overdrafts in the Accounts payable—Trade line item within the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

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

        The Company has an agreement with a third-party service provider that manages the Company's private label credit card program and directly extends credit to customers. We are currently attempting to restructure our private label credit card program as the current card program terminates on May 31, 2009. A new program may not be done on terms acceptable to us, or at all.

        At December 27, 2008 and December 29, 2007, the Company had allowances for doubtful accounts of $11.2 million and $14.5 million, respectively.

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

Long-Lived Asset Impairment

        In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property, plant, and equipment, capitalized software costs and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company determined that in 2008 there were indicators of impairment and completed tests for impairment in the second and fourth quarters of the year. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is estimated based on discounted cash flows.

Goodwill and Intangible Assets

        The Company accounts for goodwill and other indefinite life intangible assets in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." Goodwill represents the excess of purchase price and related direct costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually, or more frequently if events and circumstances indicate that the asset might be impaired, using a fair-value-based approach. The Company's annual impairment testing date is January 1. In 2008, indicators of impairment were present and the Company tested for impairment in the second and fourth quarters of the year. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation in accordance with SFAS No. 141, "Business Combinations." The residual fair value after this allocation is the implied fair value of the reporting unit goodwill.

        Intangible assets represent the values assigned to trade names, customer lists and relationships, noncompete agreements and exclusive distribution rights of businesses acquired. Trade name assets have an indefinite life and are not amortized. All other intangible assets are amortized on a straight-line basis over their expected useful lives, which range from three to 20 years. (See Note 4, "Goodwill, Intangible Assets and Other Long-Lived Assets" for additional information related to goodwill and intangible assets.)

Investments in Affiliates

        Investments in affiliated companies are accounted for under the cost method if the Company does not exercise significant influence over the affiliated company. At December 27, 2008 and December 29, 2007, the Company held an investment in affiliates of Boise Cascade, L.L.C., which is accounted for under the cost method. (See Note 10, "Investments in Affiliates," for additional information related to the Company's investments in affiliates.)

Capitalized Software Costs

        The Company capitalizes certain costs related to the acquisition and development of internal use software that is expected to benefit future periods. These costs are amortized using the straight-line method over the expected life of the software, which is typically three to five years. Deferred charges in the Consolidated Balance Sheets include unamortized capitalized software costs of $37.9 million and $45.6 million at December 27, 2008 and December 29, 2007, respectively. Amortization of capitalized software costs totaled $18.7 million, $15.2 million and $17.7 million in 2008, 2007 and 2006, respectively.

        Software development costs that do not meet the criteria for capitalization are expensed as incurred.

Pension and Other Postretirement Benefits

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

        The Company recognizes the funded status of its defined benefit pension, retiree healthcare and other postretirement plans in the Consolidated Balance Sheets, with changes in the funded status recognized through accumulated other comprehensive income (loss), net of tax, in the year in which the changes occur. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, future compensation costs, healthcare cost trends, benefit payment patterns and other factors.

        The Company measures changes in the funded status of its plans using actuarial models that use an attribution approach that generally spreads recognition of the effects of individual events over the estimated service lives of the employees in the plan. The attribution approach assumes that employees render service over their service lives on a relatively smooth basis and as such, presumes that the income statement effects of pension or postretirement benefit plans should follow the same pattern. Net pension and postretirement benefit income or expense is also determined using assumptions which include expected long-term rates of return on plan assets and discount rates. The Company bases the discount rate assumption on the rates of return on high-quality bonds currently available and expected to be available during the period to maturity of the pension benefits. The long-term asset return assumption is based on the average rate of earnings expected on invested funds, and considers several factors including the asset allocation, actual historical rates of return, expected rates of return and external data.

        The Company's policy is to fund its pension plans based upon actuarial recommendations and in accordance with applicable laws and income tax regulations. Pension benefits are primarily paid through trusts funded by the Company. All of the Company's postretirement medical plans are unfunded. The Company pays postretirement benefits directly to the participants.

Facility Closure Reserves

        The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically viable. The Company accounts for facility closure costs that are not related to a purchase business combination in accordance with SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." In accordance with SFAS No. 146, the Company records a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred, which is the location's cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves on the Consolidated Balance Sheets and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the payments.

Environmental Matters

        In accounting for landfill closure costs related to the sold paper, forest products and timberland assets following the guidance is SFAS No. 143, "Accounting for Asset Retirement Obligations," the Company records legal obligations associated with the retirement of long-lived assets at their fair value at the time the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the asset. The asset retirement obligation for estimated closure and closed-site monitoring costs recorded on the Company's Consolidated Balance Sheet was $4.2 million for both December 27, 2008 and December 29, 2007. These obligations are related to assets held for sale.

        Environmental liabilities that relate to the operation of the sold paper, forest products and timberland assets prior to the closing of the Sale transaction were retained by the Company. These environmental obligations are not within the scope of SFAS No. 143, and the Company accrues for losses associated with these types of environmental remediation obligations when such losses are probable and reasonably estimable according to the guidance in SOP 96-1, "Environmental Remediation Liabilities." The liabilities for environmental obligations are not discounted to their present value. (See Note 17, Legal Proceedings and Contingencies, for additional information.)

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

        The Company is subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, the Company is subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The benefits of tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in the consolidated financial statements; positions that do not meet this threshold are not recognized. For tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in the consolidated financial statements. (See "Note 7, Income Taxes," for a discussion of the adoption impact of FIN 48.)

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

Advertising and Catalog Costs

        Advertising costs are either expensed the first time the advertising takes place or, in the case of direct-response advertising, capitalized and charged to expense in the periods in which the related sales occur. Advertising expense was $232.1 million in 2008, $242.6 million in 2007 and $240.4 million in 2006, and is recorded in operating and selling expenses in the Consolidated Statements of Income (Loss). Capitalized catalog costs, which are included in other current assets in the Consolidated Balance Sheets, totaled $10.4 million at December 27, 2008, and $7.6 million at December 29, 2007.

Pre-Opening Expenses

        The Company incurs certain non-capital expenses prior to the opening of a store. These pre-opening expenses consist primarily of straight-line rent from the date of possession, store payroll, and supplies and are expensed as incurred and reflected in operating and selling expenses. In 2008, 2007 and 2006, the Company recorded approximately $10.0 million, $10.2 million and $5.6 million in pre-opening costs, respectively.

Leasing Arrangements

        The Company conducts a substantial portion of its business in leased properties. Some of the Company's leases contain escalation clauses and renewal options. In accordance with SFAS No. 13, "Accounting for Leases," as amended by SFAS No. 29, "Determining Contingent Rentals," and Financial Accounting Standards Board (FASB) Technical Bulletin 85-3, "Accounting for Operating Leases with Scheduled Rent Increases," the Company recognizes rental expense for leases that contain predetermined fixed escalation clauses on a straight-line basis over the expected term of the lease. The difference between the amounts charged to expense and the contractual minimum lease payment is recorded in other long-term liabilities in the Consolidated Balance Sheets. At December 27, 2008 and December 29, 2007, other long-term liabilities included approximately $74.3 million and $73.7 million, respectively, related to these future escalation clauses.

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

Derivative Instruments and Hedging Activities

        The Company accounts for derivatives and hedging activities in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Certain Hedging Activities," as amended, which requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive income (loss), depending on whether a derivative is designated as, and is effective as, a hedge and on the type of hedging transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income (loss) until the underlying hedged transactions are recognized in earnings, at which time any deferred hedging gains or losses are also recorded in earnings. If a derivative instrument is designated as a fair value hedge, changes in the fair value of the instrument are reported in current earnings and offset the change in fair value of the hedged assets, liabilities or firm commitments. The ineffective portion of an instrument's change in fair value is immediately recognized in earnings. Instruments that do not meet the criteria for hedge accounting and contracts for which the Company has not elected hedge accounting, are marked to fair value with unrealized gains or losses reported in earnings. The Company has no significant outstanding hedge activity at year-end.

Recently Issued or Newly Adopted Accounting Standards

        Following are summaries of recently issued accounting pronouncements that have either been recently adopted or that may become applicable to the preparation of our consolidated financial statements in the future.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. The Company adopted the provisions of SFAS 157 for financial assets and liabilities effective at the beginning of fiscal year 2008. The provisions of SFAS 157 had no impact on our financial statements. We do not anticipate that the adoption of SFAS 157 for non-financial assets and liabilities will have a material impact on our financial condition, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of SFAS 115" ("SFAS 159"). SFAS 159 allows entities to choose, at specific election dates, to measure eligible financial assets and liabilities at fair value that are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item's fair value in subsequent reporting periods must be recognized in current earnings. The Company did not elect to adopt the fair value option provided under SFAS 159.

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). This statement amends SFAS 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. SFAS 141R will impact the accounting for business combinations completed on or after December 28, 2008.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). This statement requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 applies to the accounting for noncontrolling interests and transactions with noncontrolling interest holders in consolidated financial statements and is effective for periods beginning on or after December 15, 2008. Earlier application is prohibited. SFAS 160 will be applied prospectively to all noncontrolling interests, including those that arose before the effective date, except that comparative prior period information must be recast to classify noncontrolling interests in equity and provide other disclosures required by SFAS 160. The Company anticipates that adoption of SFAS 160 will affect the presentation of certain elements of the Company's financial statements, but these changes in presentation will not have a material impact on our financial statements.

Prior Period Revisions

        Certain amounts included in the prior year financial statements have been revised to conform with the current year presentation. In the current year, amounts for the sub-components of property and equipment in the Consolidated Balance Sheet were revised to correct the amounts reported within each sub-component. As a result, land and land improvements and buildings and improvements increased by $6.5 million and $48.0 million, respectively, while machinery and equipment decreased by $54.5 million from the amounts previously reported. There was no change to total property and equipment. Also in the current year, amounts related to earnings from affiliates, previously recorded as "Other operating, net" in the Consolidated Statements of Income (Loss), were reclassified into general and administrative expenses due to their immateriality. The effect of these revisions on the amounts reported for 2007 and 2006 was not material.

2.    Significant Charges and Credits

Other Operating, Net

        The components of Other operating, net in the Consolidated Statements of Income (Loss) are as follows:

	2008	2007	2006
	(thousands)
Integration activities and facility closure costs, net (see Note 5)	$4,691	$—	$135,932
Severance, reorganization and other related activities	26,260	—	10,284
Gain related to Voyageur Panel	(3,100)	—	—

	$27,851	$—	$146,216

        During 2008, we recorded a $23.9 million pre-tax severance charge related to various sales and field reorganizations in our Retail and Contract segments as well as a significant reduction in force at the corporate headquarters (of which $15 million was paid by year-end) and $2.4 million related to the consolidation of the Contract segment's manufacturing facilities in New Zealand. In 2008 we also recorded $8.7 million of charges related to four domestic retail stores where we have signed lease commitments but have decided not to open the stores due to the current economic environment. This charge was offset by a $4.0 million favorable adjustment relating to our other lease obligations. We also recorded a $3.1 million pre-tax gain primarily related to the release of a warranty escrow established at the time of sale of our legacy Voyageur Panel business in 2004.

        During 2006, we closed 109 underperforming, domestic retail stores and recorded a pre-tax charge of $89.5 million, comprised of $11.3 million for employee severance, asset write-off and impairment and other closure costs and $78.2 million of estimated future lease obligations. In September 2005, the board of directors approved a plan to relocate and consolidate our corporate headquarters in Naperville, Illinois. We began the consolidation and relocation process in the latter half of 2005, and in 2006 we expensed $46.4 million related to the effort. The consolidation and relocation process was completed during the second half of 2006. We also announced the reorganization of our Contract segment in 2006 and recorded a pre-tax charge of $7.3 million for employee severance related to the reorganization. The Contract segment also recorded an additional $3.0 million of costs during 2006, primarily related to a facility closure and employee severance.

Other Income (Expense), Net

        The components of "Other income (expense), net" in the Consolidated Statements of Income (Loss) are as follows:

	2008	2007	2006
	(thousands)
Distribution from affiliates (see Note 10)	$20,480	$(824)	$—
Additional Consideration Agreement	—	32,542	48,048
Receivable securitization program costs	—	(5,562)	(10,626)
Other	(602)	531	1,913

	$19,878	$26,687	$39,335

        In 2008, we recorded $20.5 million of pre-tax income related to a distribution received from affiliates of Boise Cascade, L.L.C. We receive distributions from Boise Cascade, L.L.C. for the income tax liability associated with allocated earnings of Boise Cascade, L.L.C. The distribution received in 2008 was primarily related to the income tax liability associated with the allocated gain on the sale by Boise Cascade, L.L.C. of a majority interest in its paper and packaging and newsprint businesses.

        In 2007 and 2006, we recognized pre-tax income and received cash payments from Boise Cascade L.L.C. of $32.5 million and $48.0 million, respectively, related to the Additional Consideration Agreement that was entered into in connection with the 2004 sale of our paper, forest products and timberland assets (the "Sale").

        Prior to July of 2007, the Company sold an undivided interest in a defined pool of receivables and continued to service the sold receivables. The expense above relates primarily to the loss on sale of receivables and the discount on retained interests, as well as facility fees and professional fees associated with the program.

3.    Timber Notes

        In October 2004, as part of the Sale, we sold our timberland assets in exchange for $15 million in cash plus credit-enhanced timber installment notes in the amount of $1,635 million (the "Installment Notes"). The Installment Notes were issued by single-member limited liability companies formed by Boise Cascade, L.L.C. (the "Note Issuers"). The Installment Notes are 15-year non-amortizing obligations and were issued in two equal $817.5 million tranches bearing interest at 5.11% and 4.98%, respectively. In order to support the issuance of the Installment Notes, at the time of the Sale, Boise Cascade, L.L.C. transferred a total of $1,635 million in cash ($817.5 million each) to Lehman Brothers Holdings Inc. ("Lehman") and Wachovia Corporation ("Wachovia")(which was later purchased by Wells Fargo & Co.). Lehman and Wachovia issued collateral notes (the "Collateral Notes") to the Note Issuers. The Collateral Notes were substantially similar to the Installment Notes, except that the Collateral Notes pay interest quarterly and the Installment Notes pay interest semi-annually. The only assets of the Note Issuers are the Collateral Notes. There is a spread between the interest rates on the Collateral Notes and the Installment Notes to cover the operating expenses of the Note Issuers and the cost of the guarantees discussed below. Concurrently with the issuance of the Installment and Collateral Notes, Lehman and Wachovia guaranteed the respective Installment Notes and the Note Issuers pledged the Collateral Notes as security for the performance of the Installment Note obligations. The note structure allowed us to defer recognition of the capital gain and payment of the related taxes on the Sale until 2019, the scheduled maturity date of the Installment Notes.

        In December 2004, we completed a securitization transaction in which the Company's interests in the Installment Notes and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries, OMX Timber Finance Investments I, L.L.C. ("OMX Timber I") and OMX Timber Finance Investments II, L.L.C. ("OMX Timber II") (collectively the "OMXSPEs") that were originally intended to be qualifying special purpose entities. The OMXSPEs subsequently failed to qualify and are currently variable interest entities. The OMXSPEs pledged the Installment Notes and related guarantees and issued Securitization Notes in the amount of $1,470 million ($735 million through the structure supported by the Lehman guaranty and $735 million through the structure supported by the Wachovia guaranty). Recourse on the Securitization Notes is limited to the applicable pledged Installment Notes and underlying Lehman and Wachovia guarantees. The Securitization Notes are 15-year non-amortizing, and were issued in two equal $735 million tranches paying interest of 5.54% and 5.42%, respectively.

        As a result of these transactions, we received $1,470 million ($735 million from investors in the Securitization Notes guaranteed by Lehman) in cash from the OMXSPEs, and over 15 years the OMXSPEs were expected to earn approximately $82.5 million per year in interest income on the Installment Notes receivable ($41.8 million from interest on the Lehman guaranteed Installment Note) and expected to incur annual interest expense of approximately $80.5 million on the Securitization Notes ($40.7 million from interest on the Securitization Notes guaranteed by Lehman). The pledged Installment Notes receivable and Securitization Notes payable were scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Installment Notes. We expected to refinance our ownership of the Installment Notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the Securitization Notes to the maturity of the Installment Notes.

        The Note Issuers are variable-interest entities (the "VIEs") under FASB Interpretation 46R, "Consolidation of Variable Interest Entities." The OMXSPEs are considered to be the primary beneficiary of the Note Issuers, and therefore, the VIEs are required to be consolidated with the OMXSPEs, which are also the issuers of the Securitization Notes. The accounts of the OMXSPEs have been consolidated into those of their ultimate parent, OfficeMax. The effect of our consolidation of the OMXSPEs is that the securitization transaction is treated as a financing, and both the Installment Notes receivable and the Securitization Notes payable are reflected in our Consolidated Balance Sheets.

        On September 15, 2008, Lehman, guarantor of half of the Installment Notes and the Securitization Notes, filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under chapter 11 of the United States Bankruptcy Code. On September 17, 2008, attorneys for OMX Timber II delivered notices to the trustee under the indenture applicable to the Securitization Notes guaranteed by Lehman, to the issuer of the Installment Notes and to Lehman, which stated that as a result of Lehman's bankruptcy filing, an event of default had occurred under the $817.5 million in Installment Note guaranteed by Lehman (the "Lehman Guaranteed Installment Note"). These notices stated that OMX Timber II was assessing all rights and remedies available to it, was not waiving or agreeing to forbear in the exercise of any of its rights, and reserved the right to exercise any rights available to it in the future. OMX Timber II does not believe the events described in its notices constituted an event of default under the indenture.

        We concluded in late October that due to the uncertainty of collection of the Lehman Guaranteed Installment Note as a result of the Lehman bankruptcy, the carrying value of the Lehman Guaranteed Installment Note was impaired. Accordingly, we recorded a non-cash impairment charge of $735.8 million in the third quarter of 2008. We are required for accounting purposes to assess the carrying value of assets whenever circumstances indicate that a decline in value may have occurred. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman (the "Lehman Guaranteed Securitization Notes") until such time as the liability has been "extinguished", under the guidance in paragraph 16 of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which will be when the Lehman Guaranteed Installment Note and the guaranty are transferred to and accepted by the note holders. We expect that this will occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. Accordingly, the non-cash charge is expected to be followed by a non-cash gain in a later period when the liability is legally extinguished.

        On October 29, 2008, Lehman failed to pay the $21.5 million interest payment due to the Note Issuer. The Note Issuer did not make the $20.9 million interest payment due to OMX Timber II, and, in turn, OMX Timber II did not make its $20.4 million interest payment due to the holders of the Securitization Notes guaranteed by Lehman because OMX Timber II is only obligated to make such payments to the extent it receives payments on the related Installment Notes. We stopped accruing interest income on the Lehman Guaranteed Installment Notes as of the last payment date, April 29, 2008. However, we recorded the ongoing interest expense on the Securitization Notes guaranteed by Lehman, as required until the default date, October 29, 2008. This resulted in $20.4 million of additional interest expense that will only be paid if the corresponding interest income is collected.

        At the time of the Sale, we generated a tax gain and recognized the related deferred tax liability. The timber note structure allowed the Company to defer the resulting tax liability of $543 million until 2019, the maturity date for the Installment Notes. Due to the impairment, approximately half of this tax gain was accelerated into 2008 and the related taxes were due. We had available alternative minimum tax credits, a portion of which resulted from prior tax payments related to the Sale, which were used to reduce the cash tax payment triggered by the Lehman default. As a result, the net cash taxes due relating to the accelerated recognition of the triggered gain was approximately $30 million, which we paid prior to year-end.

        Finally, per the timber note agreements, the OMXSPE was expected to receive approximately $41 million in interest annually under the Lehman Guaranteed Installment Note. This interest income was to fund approximately $40 million in interest payable annually to holders of the Securitization Notes guaranteed by Lehman, which would have resulted in net interest income to us of approximately $1 million. Continued nonpayment under the installment note guaranteed by Lehman or the related Lehman guaranty will result in a loss of this $1 million of annual net interest income.

4.    Goodwill, Intangible Assets and Other Long-lived Assets

Impairment

        During 2008, the Company recorded non-cash impairment charges associated with goodwill, intangible assets and other long-lived assets of $1,364.4 million before taxes. After adjusting for taxes and a favorable impact to minority interest, the reduction in net income was $1,294.7 million after-tax or $17.05 per diluted share. These charges were recognized in the second and fourth quarters, and were measured and recognized following the guidance in SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which require that the carrying value of long-lived assets be tested for impairment whenever circumstances indicate that impairment may exist. During the second quarter, the Company recorded an estimated impairment charge of $935.3 million, before taxes, and reported that the final analysis of second quarter impairment would be completed by year-end. During the fourth quarter, the Company completed the final analysis of the second quarter impairment and recorded an additional non-cash pre-tax impairment charge of $103.8 million. During the fourth quarter, the Company recorded non-cash pre-tax charges of $325.3 million, associated with the interim impairment test performed in that period. These non-cash charges consisted of $1,201.5 million of goodwill impairment in both the Contract ($815.5 million)

and Retail ($386.0 million) segments; $107.1 million of impairment of trade names in our Retail segment; and $55.8 million of impairment related to fixed assets in our Retail segment. The impairment charges related to goodwill, intangibles and other long-lived assets are included in the caption "Goodwill and other asset impairments" in the Consolidated Statements of Income (Loss). These charges resulted in a full impairment of our goodwill balances and, as a result, there will be no future annual assessment of goodwill.

        In the second quarter of 2008, management concluded that indicators of potential impairment were present and that an evaluation of the carrying values of goodwill, intangibles and other long-lived assets was therefore required. Management reached the conclusion that an impairment test was required to be performed during the second quarter based on its assessment of the conditions that contributed to the Company's sustained low stock price and reduced market capitalization relative to the book value of its equity, including generally weak economic conditions, macroeconomic factors impacting industry business conditions, recent and forecasted operating performance, and continued tightening of the credit markets, along with other factors. These conditions had resulted in lower levels of consumer and business spending, intense competition and industry consolidation. Weighing all of these factors, management determined that indicators of potential impairment had occurred and an interim test for impairment was required as of the end of the second quarter of 2008.

        In the fourth quarter of 2008, due to a further decline in our market capitalization in relation to the book value of equity, a worsening economic environment, increasing unemployment and a decline in actual results and forecasted operating performance, management concluded that indicators of potential impairment were again present and that a new interim test for impairment was required as of the end of the fourth quarter.

        Under SFAS 142, the measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the results of the first test indicate that the fair value of the reporting unit is less than the carrying value, SFAS 142 requires the Company to perform a second step, which is to determine the implied fair value of each reporting unit's goodwill, and to compare it to the carrying value of the reporting unit's goodwill. An impairment loss is recognized for the excess of carrying value over the implied fair value of reporting unit goodwill. In the second quarter, the Company determined that the fair value of both of the Company's reporting units was less than their corresponding carrying values, thereby requiring the second step to be performed for both reporting units. The activities in the second step include hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit as if the reporting unit had been acquired in a business combination. Due to the extensive work involved in performing these valuations, management initially recognized an estimated impairment loss in the second quarter and indicated that the final impairment measurement would be completed by year-end. As noted above, the Company completed the second step of the second quarter impairment test and recorded an additional non-cash impairment change in the fourth quarter. As a result of the final second quarter impairment work, the goodwill of the Retail reporting unit was fully impaired, while the goodwill of the Contract reporting unit was partially impaired. During the fourth quarter, the Company performed new impairment tests for the remaining Contract goodwill, which resulted in the recording of an additional non-cash pre-tax impairment charge of $252.7 million. As a result of the fourth quarter impairment, the Contract goodwill was fully impaired.

        Under SFAS 142, the measurement of impairment of indefinite-lived intangible assets consists of calculating the implied fair value and comparing that value to the intangible asset's carrying value. The implied fair value is calculated based on the estimated future discounted cash flows associated with the intangible asset. In the second quarter, the Company recorded estimated impairment of the trade names in the Retail reporting unit of $80.0 million, before taxes. Upon completion of the second quarter impairment test in the fourth quarter, the Company recorded an additional $5.0 million non-cash, pre-tax impairment charge for the Retail trade names. During the fourth quarter, the Company performed an additional review of the carrying value of the remaining Retail trade name and recognized a non-cash, pre-tax impairment charge of $22.1 million.

        In addition, as required under SFAS 144, interim impairment tests of the Company's long-lived assets were also performed in both the second and fourth quarters. Impairment testing under SFAS No. 144 is also a two-step process. In the first step ("the recoverability test"), a determination of potential impairment is made based on a comparison of the estimated future undiscounted cash flows derived from the asset to its carrying amount. If estimated future undiscounted cash flows are less than the carrying value of the asset, then the second step is completed and the impairment loss is measured as the excess of the carrying value over the fair value of the asset, with fair value determined based on estimated future discounted cash flows. The Company performed the recoverability test for all the long-lived assets of each reporting unit, in aggregate. The recoverability test did not identify potential impairment for these asset groups. The Company also performed the recoverability test for the assets of individual retail stores ("store assets" or "stores"), which consist primarily of leasehold improvements and fixtures. The recoverability test did identify potential impairment at certain stores. As a result we completed the second step and concluded that $50.5 million of store assets were required to be written-off.

        As a result of these reviews for the full year of 2008, the Company recorded non-cash pre-tax impairment charges consisting of $1,201.5 million for goodwill, $107.1 million for trade names and $55.8 million for fixed assets. Of these charges, $548.9 million were recorded in the Retail segment and $815.5 million were recorded in the Contract segment. The impairment charge included a portion of goodwill that was not deductible for tax purposes, resulting in a tax benefit of $63.2 million, or approximately 4.6% of the pre-tax charge amount.

Goodwill

        Changes in the carrying amount of goodwill by segment are as follows:

	OfficeMax, Contract	OfficeMax, Retail	Total
Balance at December 30, 2006(1)	$802,009	$414,023	$1,216,032
Effect of foreign currency translation	28,032	—	28,032
Businesses acquired	763	—	763
Purchase accounting adjustments(2)	—	(28,023)	(28,023)

Balance at December 29, 2007	830,804	386,000	1,216,804
Effect of foreign currency translation	(15,322)	—	(15,322)
Impairment charges	(815,482)	(386,000)	(1,201,482)

Balance at December 27, 2008	$—	$—	$—

(1)
Through December 29, 2007, the Company disclosed goodwill by segment rather than by reporting unit. The balances as of December 30, 2006 and December 29, 2007 in the table above have been revised to report goodwill by reporting unit. As part of the acquisition of OfficeMax in 2003, the Company recorded the entire purchase price (except for the portion related to a small direct business and its associated goodwill which was immediately transferred to the Contract segment) within the Retail segment. However, at the time of the acquisition, $274 million of the goodwill was assigned to the Contract reporting unit relating to the expected synergies in this reporting unit from that acquisition. The Company included this amount in the carrying value of the Contract reporting unit in all subsequent annual impairment reviews. The balances as of December 30, 2006 and December 29, 2007 in the table above have been revised to reflect this amount within the Contract reporting unit.

(2)
During 2007, adjustments were necessary to reflect the reversal of income tax reserves that were recorded in purchase accounting.

Acquired Intangible Assets

        Intangible assets represent the values assigned to trade names, customer lists and relationships, noncompete agreements and exclusive distribution rights of businesses acquired. The trade name assets have an indefinite life and are not amortized. As discussed above, the carrying values of trade names were reviewed in connection with the Company's interim impairment reviews in 2008, and approximately $107.1 million was written off in 2008 as part of the impairment charges described above. No other impairments of intangible assets were required or recorded in 2008, 2007 or 2006. All other intangible assets are amortized on a straight-line basis over their expected useful lives. Customer lists and relationships are amortized over three to 20 years, noncompete agreements over their terms, which are generally three to five years, and exclusive distribution rights over ten years. Intangible assets consisted of the following at year-end:

	2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$66,000	$—	$66,000
Customer lists and relationships	34,767	(21,848)	12,919
Noncompete agreements	12,844	(12,844)	—
Exclusive distribution rights	5,255	(2,381)	2,874

	$118,866	$(37,073)	$81,793

	2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$173,150	$—	$173,150
Customer lists and relationships	43,381	(23,072)	20,309
Noncompete agreements	12,884	(10,842)	2,042
Exclusive distribution rights	6,977	(2,758)	4,219

	$236,392	$(36,672)	$199,720

        Intangible asset amortization expense totaled $5.4 million in 2008, $7.0 million in 2007 and $7.3 million in 2006. The estimated amortization expense is $1.6 million in 2009 and 2010, $1.3 million in 2011 and $1.2 million in 2012 to 2014.

        The changes in intangible gross carrying amounts from December 29, 2007 to December 27, 2008 were as follows:

	2007 Gross Carrying Amount	Impairment Charges	Effect of Foreign Currency Translation	2008 Gross Carrying Amount
Trade names	$173,150	$107,150	$—	$66,000
Customer lists and relationships	43,381	—	8,614	34,767
Noncompete agreements	12,884	—	40	12,844
Exclusive distribution rights	6,977	—	1,722	5,255

	$236,392	$107,150	$10,376	$118,866

5.    Integration Activities and Facility Closures

        The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically viable. The Company records a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred, which is the location's cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves on the Consolidated Balance Sheets and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the payments.

        During 2006, the Company closed 109 underperforming domestic retail stores and recorded a pre-tax charge of $89.5 million, comprised of $11.3 million for employee severance, asset write-off and impairment and other closure costs and $78.2 million of estimated future lease obligations. In September 2005, the board of directors approved a plan to relocate and consolidate our retail headquarters in Shaker Heights, Ohio and existing corporate headquarters in Itasca, Illinois into a new facility in Naperville, Illinois. We began the consolidation and relocation process in the latter half of 2005 and throughout 2006, we incurred expenses of $46.4 million. The consolidation and relocation process was completed during the second half of 2006. We also announced the reorganization of our Contract segment in 2006 and recorded a pre-tax charge of $7.3 million for employee severance related to the reorganization. The Contract segment also recorded an additional $3.0 million of costs during 2006, primarily related to a facility closure and employee severance.

        In the second quarter of 2008, the Company recorded $3.1 million of charges principally to close five stores and reduced rent and severance accruals by $3.4 million relating to prior closed stores. In the fourth quarter of 2008, the Company recorded $8.7 million of charges related to four domestic retail stores where we have signed lease commitments, but have decided not to open the stores due to the current economic environment. This charge was partially offset by reduced rent accruals of $4.0 million on other store lease obligations.

        Integration and facility closure reserve account activity during 2008, 2007 and 2006, including activity related to the reorganization of the Contract segment, retail store closures and headquarters consolidation was as follows:

	Lease\ Contract Terminations	Severance\ Retention	Asset Write-off and Impairment	Other	Total
	(thousands)
Balance at December 31, 2005	$91,455	$21,502	$—	$739	$113,696
Charges to income	89,934	19,407	9,543	27,332	146,216
Change in goodwill	(11,000)	—	—	—	(11,000)
Changes to estimated costs included in income	—	(1,080)	—	—	(1,080)
Cash payments	(68,596)	(28,991)	—	(18,951)	(116,538)
Non-cash charges	—	—	(9,543)	(5,978)	(15,521)
Accretion	6,031	—	—	—	6,031

Balance at December 30, 2006	$107,824	$10,838	$—	$3,142	$121,804
Cash payments	(38,196)	(8,424)	—	(1,725)	(48,345)
Accretion	3,603	—	—	—	3,603

Balance at December 29, 2007	$73,231	$2,414	$—	$1,417	$77,062
Charges to income	11,774	79	—	—	11,853
Changes to estimated costs included in income	(5,982)	(1,414)	—	—	(7,396)
Cash payments	(33,227)	(1,068)	—	(934)	(35,229)
Accretion	2,643	—	—	—	2,643

Balance at December 27, 2008	$48,439	$11	$—	$483	$48,933

        At December 27, 2008, approximately $14.3 million of the reserve liability was included in accrued liabilities, other, and $34.6 million was included in other long-term liabilities. At December 29, 2007, approximately $22.2 million of the reserve liability was included in accrued liabilities, other, and $54.9 million was included in other long-term liabilities. At December 27, 2008, the integration activities and facility closures reserve included approximately $106 million for estimated future lease obligations, net of anticipated sublease income of approximately $57 million.

6.    Net Income (Loss) Per Common Share

        Basic net income (loss) per share is calculated using net earnings available to common stockholders divided by the weighted-average number of shares of common stock outstanding during the year. Diluted net income (loss) per share is similar to basic net income (loss) per share except that the weighted-average number of shares of common stock outstanding is increased to include, if their inclusion is dilutive, the number of additional shares of common stock that would have been outstanding assuming the issuance of all potentially dilutive shares, such as common stock to be issued upon exercise of options and non-vested restricted shares, and the conversion of outstanding preferred stock. Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by weighted average shares outstanding as follows:

	2008	2007	2006
	(thousands, except per-share amounts)
Basic income (loss) per common share:
Income (loss) from continuing operations	$(1,657,932)	$207,373	$99,054
Preferred dividends	(3,663)	(3,961)	(4,037)

Basic income (loss) from continuing operations	(1,661,595)	203,412	95,017
Loss from discontinued operations	—	—	(7,333)

Basic income (loss)	$(1,661,595)	$203,412	$87,684

Average shares—basic	75,862	75,274	73,142

Basic income (loss) per common share:
Continuing operations	$(21.90)	$2.70	$1.30
Discontinued operations	—	—	(0.10)

Basic income (loss) per common share	$(21.90)	$2.70	$1.20

Diluted income (loss) per common share:
Basic income (loss) from continuing operations	$(1,661,595)	$203,412	$95,017
Diluted income (loss) from continuing operations(a)	(1,661,595)	203,412	95,017
Loss from discontinued operations	—	—	(7,333)

Diluted income (loss)	$(1,661,595)	$203,412	$87,684

Average shares—basic(a)	75,862	75,274	73,142
Restricted stock, stock options and other(b)	—	1,100	571

Average shares—diluted	75,862	76,374	73,713

Diluted income (loss) per common share:
Continuing operations	$(21.90)	$2.66	$1.29
Discontinued operations	—	—	(.10)

Diluted income (loss) per common share	$(21.90)	$2.66	$1.19

(a)
The assumed conversion of outstanding preferred stock was anti-dilutive in all periods presented, and therefore no adjustment was required to determine diluted income (loss) from continuing operations or average shares-diluted.

(b)
Options to purchase 1.5 million shares of common stock outstanding in 2008 were not included in the computation of diluted income (loss) per common share because the impact would have been anti-dilutive due to the loss reported for the period. Options to purchase 0.4 million shares of common stock were outstanding during 2007, but were not included in the computation of diluted income (loss) per common share because the impact would have been anti-dilutive as the option price was higher than the average market price during the year.

7.    Income Taxes

        The income tax (provision) benefit attributable to income (loss) from continuing operations as shown in the Consolidated Statements of Income (Loss) includes the following components:

	2008	2007	2006
	(thousands)
Current income tax (provision) benefit
Federal	$(10,111)	$(25,710)	$(10,014)
State	(24,166)	(11,380)	(4,079)
Foreign	(23,282)	(24,582)	(17,816)

	(57,559)	(61,672)	(31,909)
Deferred income tax (provision) benefit
Federal	274,376	(61,882)	(31,521)
State	76,129	(4,785)	(6,428)
Foreign	13,535	3,057	1,117

	364,040	(63,610)	(36,832)

	$306,481	$(125,282)	$(68,741)

        There was no impact due to discontinued operations during 2008 and 2007. Income tax benefit attributable to loss from discontinued operations was $10.6 million for 2006.

        During 2008, 2007 and 2006, the Company made cash payments for income taxes, net of refunds received, of $91.5 million, $89.5 million and $0.6 million, respectively.

        The income tax provision attributable to income (loss) from continuing operations for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 35% to pre-tax income (loss) from continuing operations as a result of the following:

	2008	2007	2006
	(thousands)
Tax (provision) benefit at statutory rate	$690,340	$(118,184)	$(60,157)
State taxes, net of federal effect	29,041	(11,030)	(5,907)
Foreign tax provision differential	(3,283)	106	(5,262)
Impact of goodwill impairment	(418,920)	—	—
NOL valuation allowance and credits	1,291	434	(6,498)
Change in tax contingency liability	(3,394)	755	1,925
Tax settlement, net of other charges	6,830	1,582	5,240
ESOP dividend deduction	1,166	1,317	1,413
Other, net	3,410	(262)	505

	$306,481	$(125,282)	$(68,741)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at year-end are presented below.

	2008	2007
	(thousands)
Current deferred tax assets (liabilities) attributable to
Accrued expenses	$38,229	$50,045
Net operating loss carryforwards	3,561	7,213
Allowances for receivables and rebates	18,219	29,605
Compensation and benefits	7,627	23,397
Inventory	11,863	3,780
Property and equipment	13,911	16,754
Alternative minimum tax and other credit carryforwards	—	53,919
Other	5,858	357

Total current net deferred tax assets	$99,268	$185,070

Noncurrent deferred tax assets (liabilities) attributable to
Timberland installment gain	(266,798)	(543,763)
Deferred gain on Boise Cascade, LLC Investment	69,925	69,925
Alternative minimum tax and other credit carryforwards	28,303	188,033
Impaired Lehman note receivable	286,207	—
Compensation and benefits	212,418	103,065
Net operating loss carryforwards	24,239	40,381
Reserves	20,734	24,864
Investments	23,413	6,399
Goodwill	9,774	(30,802)
Other non-current liabilities	9,938	5,179
Undistributed earnings	(4,606)	(4,955)
Deferred charges	2,268	2,086
Property and equipment	33,988	15,505
Other temporary differences	12	21

	449,815	(124,062)
Less: Valuation allowance	(13,633)	(30,300)

Total noncurrent net deferred tax assets (liabilities)	$436,182	$(154,362)

        As discussed in Note 3, "Timber Notes Receivable", as part of the Sale, the Company sold its timberlands for cash and credit enhanced installment notes. The note structure allowed the Company to defer recognition of the capital gain and payment of the related taxes (approximately $543 million) on the sale until 2019, the scheduled maturity date of the installment notes. On September 15, 2008, Lehman, the guarantor of one half of the installment notes, filed a bankruptcy petition seeking relief under chapter 11 of the United States Bankruptcy Code. Therefore, approximately half of the deferred tax gain was accelerated and the related taxes became due and payable in 2008. The Company had available alternative minimum tax credits, a portion which resulted from tax payments related to the Sale, which were used to reduce the cash taxes triggered by the Lehman bankruptcy. All cash tax payments due related to the installment note have been made as of December 27, 2008. The Company has an income tax receivable balance of $5.9 million as of December 27, 2008.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making the assessment of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes it is more likely than not that the Company will realize the benefits of these deductible differences, except for certain state net operating losses as noted below. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

        The Company has a deferred tax asset related to net operating loss carryforwards for Federal income tax purposes of $3.5 million which expire in 2014, and alternative minimum tax credit carryforwards of approximately $27.7 million, which are available to reduce future regular Federal income taxes, if any, over an indefinite period. The Company also has deferred tax assets related to various state net operating losses of $10.6 million, net of the valuation allowance, that expire between 2009 and 2025.

        The Company has established a valuation allowance related to net operating loss carryforwards in jurisdictions where the Company has substantially reduced operations because management believes it is more likely than not that these items will expire before the Company is able to realize their benefits. The valuation allowance was $13.6 million and $30.3 million at December 27, 2008 and December 29, 2007, respectively. As a result of the recognition of the gain from the Lehman bankruptcy and default on the installment notes during 2008, the Company was able to release a portion of its valuation allowance to offset the state income taxes due. The valuation allowance was also reduced due to expiration of certain carryforwards for which a valuation allowance had been established in prior years, and the impact of recognizing the state effects of the Federal audit settled during 2008. Periodically, the valuation allowance is reviewed and adjusted based on management's assessments of realizable deferred tax assets. In addition during 2008, the Company realized that its ability to utilize its Federal Foreign Tax Credit carry forward could result in it expiring before being realized.

        Pre-tax income (loss) related to continuing operations from domestic and foreign sources is as follows:

	2008	2007	2006
	(thousands)
Domestic	$(1,953,946)	$272,169	$124,643
Foreign	(18,454)	65,358	47,235

Total pre-tax income (loss)	$(1,972,400)	$337,527	$171,878

        As of December 27, 2008, the Company had undistributed earnings and profits of foreign operations of approximately $269 million. The Company has not provided any U.S. income tax related to jurisdictions for which it has determined that it has permanently reinvested its earnings. The Company has provided for $4.6 million in Federal income taxes related to the anticipated repatriation of earnings from its investment in a Mexican joint venture, net of foreign tax credit.

        The Company adopted FASB Interpretation ("FIN") No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" effective at the beginning of fiscal year 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of December 27, 2008, the Company had $20.4 million of total gross unrecognized tax benefits. The reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

Amount
(thousands)
Balance at December 29, 2007	$33,128
Increase related to prior year tax positions	2,147
Decrease related to prior year tax positions	(4,123)
Increase related to current year tax positions	2,775
Settlements	(13,547)

Balance at December 27, 2008	$20,380

        The total gross unrecognized tax benefits at December 27, 2008, represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Any adjustments would result from the effective settlement of tax positions with various tax authorities. The effective tax rate for 2008 benefited from the recognition of $6.8 million in previously unrecognized tax benefits due to the settlement of a federal income tax audit through the 2005 tax year.

        The Company or its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and multiple state and foreign jurisdictions. Years prior to 2006 are no longer subject to U.S. Federal income tax examination. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2002.

        The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. As of December 27, 2008, the Company had $2.3 million of accrued interest and penalties associated with uncertain tax positions. Income tax benefit for 2008 includes a benefit of $3.1 million related to interest and penalties, reflecting interest accrued less the effect of adjustments on settlement.

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

	2008	2007	2006
	(thousands)
Minimum rentals	$360,294	$341,067	$343,203
Contingent rentals	886	908	763
Sublease rentals	(1,013)	(1,258)	(1,660)

	$360,167	$340,717	$342,306

        For operating leases with remaining terms of more than one year, the minimum lease payment requirements are: $377.8 million for 2009, $342.8 million for 2010, $299.1 million for 2011, $244.2 million for 2012, $195.5 million for 2013 and $520.7 million thereafter. These minimum lease payments do not include contingent rental payments that may be due based on a percentage of sales in excess of stipulated amounts. These future minimum lease payment requirements have not been reduced by $45.1 million of minimum sublease rentals due in the future under noncancelable subleases. These sublease rentals include amounts related to closed stores and other facilities that are accounted for in the integration activities and facility closures reserve. See "Note 5, Integration Activities and Facility Closures."

        The Company capitalizes lease obligations for which it assumes substantially all property rights and risks of ownership. The Company did not have any material capital leases during any of the periods presented.

9.    Discontinued Operations

        In December 2004, our board of directors authorized management to pursue the divestiture of a facility near Elma, Washington that manufactured integrated wood-polymer building materials. As a result, the Company recorded the facility's assets as held for sale on the Consolidated Balance Sheets and reported the results of its operations as discontinued operations beginning in 2004. During 2005, the Company experienced unexpected difficulties in achieving anticipated levels of production at the facility, which delayed the process of identifying and qualifying a buyer for the business. During the first quarter of 2006, the Company ceased operations at the facility and recorded a pre-tax charge of $18.0 million for contract termination and other closure costs. These charges and expenses were reflected within discontinued operations in the Consolidated Statements of Income (Loss). As of December 27, 2008, the Company has not identified a buyer for the facility.

        The liabilities of the wood-polymer building materials facility near Elma, Washington, are included in current liabilities ($15.6 million at December 27, 2008 and $15.4 million at December 29, 2007, respectively) in the Consolidated Balance Sheets. The assets related to this facility were fully impaired in 2006, so that there is no value recorded on the Consolidated Balance Sheets at December 27, 2008 or December 29, 2007.

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

        The Boise Cascade, L.L.C. non-voting equity units accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June and December. The Company recognized dividend income on this investment of $6.2 million in 2008, $6.1 million in 2007 and $5.9 million in 2006. These amounts were recorded as a reduction of general and administrative expenses in the Consolidated Statements of Income (Loss).

        The Company receives distributions from affiliates of Boise Cascade, L.L.C. for the income tax liability associated with allocated earnings of Boise Cascade, L.L.C. The portion of the tax distributions received related to non-voting equity units is recorded in the Consolidated Balance Sheets as a reduction in dividends receivable. The portion associated with voting equity units is recorded as income in other income (expense), net (non-operating) in the Consolidated Statements of Income (Loss). During 2008 and 2007, the Company received distributions of $23.0 million and $2.8 million, respectively. The distribution received in 2008 included an amount related to the income tax liability associated with the allocated gain on the sale by Boise Cascade, L.L.C. of a majority interest in its paper and packaging and newsprint businesses during the first quarter of 2008.

        We review the carrying value of this investment whenever events or circumstances indicate that its fair value may be less than its carrying amount. During 2008, the Company requested and reviewed financial information of Boise Cascade, L.L.C. and determined that there was no impairment of this investment as of December 27, 2008. The Company will continue to monitor and assess this investment for impairment indicators.

        The investment in Boise Cascade represented a continuing involvement in the operations of the sold company. Therefore, approximately $180 million of gain realized from the sale was deferred. This gain is expected to be recognized in earnings as the Company's investment is reduced.

11.    Debt

        Debt, almost all of which is unsecured, consists of the following at year-end:

	2008	2007
	(thousands)
7.50% notes, due in 2008	$—	$29,656
9.45% debentures, due in 2009	35,707	35,707
6.50% notes, due in 2010	13,680	13,680
7.00% notes, due in 2013	—	19,100
7.35% debentures, due in 2016	17,967	17,967
Medium-term notes, Series A, with interest rates averaging 7.8% and 7.8%, due in varying amounts annually through 2013	51,900	56,900
Revenue bonds, with interest rates averaging 6.4% and 6.4%, due in varying amounts annually through 2029	189,930	189,930
American & Foreign Power Company Inc. 5% debentures, due in 2030	18,526	18,526
Grupo OfficeMax installment loan, due in 60 monthly installments starting in 2009 and concluding in 2014	11,202	—
Other indebtedness, with interest rates averaging 10.9% and 8.3%, due in varying amounts annually through 2017	16,058	17,609

	354,970	399,075
Less unamortized discount	596	630
Less current portion	64,452	49,024

	289,922	349,421
5.42% securitized timber notes, due in 2019	735,000	735,000
5.54% securitized timber notes, due in 2019	735,000	735,000

	$1,759,922	$1,819,421

Scheduled Debt Maturities

        The scheduled payments of debt, excluding timber notes due in 2019, are $64.5 million in 2009, $16.2 million in 2010, $3.0 million in 2011, $37.6 million in 2012, $4.2 million in 2013 and $229.5 million thereafter.

Credit Agreements

        Prior to July 2007, the Company sold, on a revolving basis, an undivided interest in a defined pool of receivables while retaining a subordinated interest in a portion of the receivables. The Company continued servicing the sold receivables and charged the third-party conduits a monthly servicing fee at market rates. The program qualified for sale treatment under SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This program was terminated on July 12, 2007 in connection with the Amended and Restated Loan and Security Agreement discussed below.

        On July 12, 2007, we entered into an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with a group of banks. The Loan Agreement amended the Company's existing revolving credit facility and replaced our accounts receivable securitization program. The Loan Agreement permits the Company to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The revolving credit facility may be increased (up to a maximum of $800 million) at the Company's request or reduced from time to time, in each case according to terms detailed in the Loan Agreement. There were no borrowings outstanding under the Company's revolving credit facility as of December 27, 2008 or December 29, 2007. There were no borrowings under the revolving credit facility during 2008. The maximum amount outstanding under the revolving credit facility was $103.0 million during 2007. The average amount outstanding under the revolving credit facility was $6.8 million during 2007. Letters of credit, which may be issued under the revolving credit facility up to a maximum of $250 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolving credit facility totaled $66.7 million as of December 27, 2008 and $85.5 million as of December 29, 2007. As of December 27, 2008, the maximum aggregate borrowing amount available under the revolver was $613.7 million and excess availability under the revolving credit facility totaled $546.9 million. As of December 29, 2007, the maximum aggregate borrowing amount available under the revolver was $700 million and excess availability under the revolving credit facility totaled $614.5 million. At December 27, 2008, the Company was in compliance with all covenants under the Loan Agreement. The Loan Agreement allows the payment of dividends subject to availability restrictions and so long as no default has occurred. The Loan Agreement expires on July 12, 2012.

        Borrowings under the revolving credit facility bear interest at rates based on either the prime rate or the London Interbank Offered Rate ("LIBOR"). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolving credit facility depending on the level of average excess availability. Fees on letters of credit issued under the revolving credit facility were charged at a weighted average rate of 0.875% during the year ended December 27, 2008. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit.

        As of December 27, 2008, Grupo OfficeMax, our 51% owned joint venture in Mexico, had total borrowings of $22.9 million. This included $11.2 million under an installment loan agreement that Grupo OfficeMax entered into during the third quarter of 2008. The joint venture was not in compliance with its debt covenants relating to the installment loan agreement, but anticipates that the lending institution will provide a waiver of the covenant violations. The installment loan is due in

60 monthly payments beginning in the second quarter of 2009. The joint venture also has $11.7 million of short term borrowings of which $4.9 million was refinanced in the first quarter of 2009. The remaining $6.8 million of short term borrowings is a simple revolving loan. The financing for Grupo OfficeMax is unsecured with no recourse against the Company.

        During 2008, the Company made a $6.7 million capital contribution to Grupo OfficeMax, commensurate with our ownership percentage in the joint venture. The Company may need to make additional capital contributions in the future.

Note Agreements

        The indentures related to the 6.50% senior notes due in 2010 and 7.00% senior notes due in 2013 contained a number of restrictive covenants, substantially all of which have since been eliminated and replaced with covenants contained in the Company's other public debt. In November 2008, we repurchased all of the outstanding 7.00% senior notes using proceeds from the pledged instruments that matured in October 2008, which had been reported as restricted investments in the Consolidated Balance Sheets.

Other

        We have various unsecured debt outstanding, including approximately $189.9 million of revenue bonds due in varying amounts through 2029. Approximately $69.2 million of these obligations may be called in the near future due to a preliminary potential adverse determination regarding the exempt status of interest on the bonds from the Internal Revenue Service ("IRS"). We have appealed the proposed IRS determination. The $69.2 million of debt is classified as long-term debt in the Consolidated Balance Sheets as we intend to utilize funds available under our existing long-term revolving credit facility to fund any required payment.

Cash Paid for Interest

        Cash payments for interest, net of interest capitalized and including interest payments related to the timber securitization notes, were $90.0 million in 2008, $116.6 million in 2007 and $124.1 million in 2006.

12.    Financial Instruments, Derivatives and Hedging Activities

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (non-derivatives), short-term borrowings, trade accounts payable, and due to related party, approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company's other financial instruments at December 27, 2008 and December 29, 2007. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2008		2007
	Carrying amount	Fair value	Carrying amount	Fair value
	(thousands)
Financial assets:
Timber notes receivable
Wachovia—	$817.5	$801.9	$817.5	$881.8
Lehman—	81.8	81.8	817.5	881.8
Restricted investments	2.1	2.1	22.4	21.8
Financial liabilities:
Debt	$355.0	$236.7	$398.4	$396.6
Securitization notes payable
Wachovia—	$735.0	$736.8	$735.0	$790.9
Lehman—	735.0	81.8	735.0	790.9

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

  •
  Debt: The fair value of the Company's debt is estimated based on quoted market prices when available or by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities.

  •
  Securitization notes payable: The fair value of the Company's securitization notes is estimated by discounting the future cash flows of each instrument at rates currently available to the Company for similar instruments of comparable maturities.

        The Company adopted SFAS No. 157, "Fair Value Measurements," at the beginning of fiscal year 2008 for financial assets and liabilities measured at fair value on a recurring basis. The adoption of SFAS No. 157 on December 30, 2007 did not have a significant impact on the consolidated financial statements. The Company applied the fair value measurement guidance of SFAS No. 157 in the valuation of its financial instruments.

        In establishing a fair value, SFAS No. 157 sets a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The basis of the fair value measurement is categorized in three levels, in order of priority, as described below:

        Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

        Level 2: Quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable; either directly or indirectly.

        Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable; thus, reflecting assumptions about the market participants.

        The fair values of all of the assets and liabilities reported in the table above except for restricted investments were determined under a market approach using other relevant information generated by market transactions involving identical or comparable instruments (Level 2 inputs). The fair values reported for restricted investments were based on quoted market prices (Level 1 inputs).

Derivatives and Hedging Activities

        Changes in interest rates and currency exchange rates expose the Company to financial market risk. Management occasionally uses derivative financial instruments, such as interest rate swaps, forward purchase contracts and forward exchange contracts, to manage the Company's exposure to changes in interest rates on outstanding debt instruments and to manage the Company's exposure to changes in currency exchange rates. The Company generally does not enter into derivative instruments for any purpose other than hedging the cash flows associated with future interest payments on variable rate debt and hedging the exposure related to changes in the fair value of certain outstanding fixed rate debt instruments due to changes in interest rates. The Company occasionally hedges interest rate risk associated with anticipated financing transactions, as well as commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. The Company does not speculate using derivative instruments. There were no significant derivative financial instruments in 2007 or 2008.

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

        Under the Additional Consideration Agreement, the Sale proceeds were adjusted upward or downward based on paper prices following the Sale, subject to annual and aggregate caps. The Company recorded changes in the fair value of the Additional Consideration Agreement in net income (loss) in the period they occurred; however, any potential payments from Boise Cascade, L.L.C. to us were not recorded in net income (loss) until all contingencies had been satisfied, which was generally at the end of a 12-month measurement period ending on September 30. Due to increases in actual and projected paper prices, the change in fair value of this obligation resulted in the recognition of non-operating income in our Consolidated Statements of Income (Loss) of $48.0 million in 2006 and $32.5 million in 2007. Based upon actual and projected paper prices at December 29, 2007, we did not recognize an asset or liability in our Consolidated Balance Sheet related to the Additional Consideration Agreement. In February 2008, Boise Cascade, L.L.C. sold a majority interest in its paper and packaging and newsprint businesses to Aldabra 2 Acquisition

Corp. As a result of this transaction, the Additional Consideration Agreement terminated and no further payments will be required of either party.

13.    Retirement and Benefit Plans

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

        The Company also sponsors various retiree medical benefit and life insurance plans. The type of retiree benefits and the extent of coverage vary based on employee classification, date of retirement, location, and other factors. All of the Company's postretirement medical plans are unfunded. The Company explicitly reserves the right to amend or terminate its retiree medical and life insurance plans at any time, subject only to constraints, if any, imposed by the terms of collective bargaining agreements. Amendment or termination may significantly affect the amount of expense incurred.

        During the first quarter of 2007, the Company made changes to its Canadian retiree medical benefit plan that eliminated benefits for certain active employees. As a result of these plan changes, the accumulated postretirement benefit obligation was reduced by approximately $6.2 million. The plan changes were considered to be a curtailment, as defined in SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." There was no gain related to these plan changes recognized in the Consolidated Statement of Income (Loss) for 2007.

Obligations and Funded Status

        The changes in pension and other postretirement benefit obligations and plan assets during 2008 and 2007, as well as the funded status of the Company's plans at December 27, 2008 and December 29, 2007, were as follows:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,292,023	$1,381,555	$24,281	$31,789
Service cost	2,132	1,676	237	341
Interest cost	78,041	77,084	1,164	1,353
Amendments	—	—	—	(6,191)
Actuarial (gain) loss	10,250	(67,511)	(2,573)	(4,717)
Changes due to exchange rates	—	—	(3,053)	3,390
Benefits paid	(106,237)	(100,781)	(2,474)	(1,684)

Benefit obligation at end of year	$1,276,209	$1,292,023	$17,582	$24,281

Change in plan assets:
Fair value of plan assets at beginning of year	$1,184,447	$1,183,275	$—	$—
Actual return on plan assets	(250,076)	82,816	—	—
Employer contributions	13,070	19,137	2,474	1,684
Benefits paid	(106,237)	(100,781)	(2,474)	(1,684)

Fair value of plan assets at end of year	$841,204	$1,184,447	$—	$—

Funded status	$(435,005)	$(107,576)	$(17,582)	$(24,281)
Unrecognized actuarial loss	590,213	253,923	2,227	5,584
Unrecognized prior service cost (benefit)	—	—	(34,123)	(38,176)

Net amount recognized	$155,208	$146,347	$(49,478)	$(56,873)

        The following table shows the amounts recognized in the Consolidated Balance Sheets related to the Company's defined benefit pension and other postretirement benefit plans at year-end:

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
	(thousands)
Prepaid benefit cost	$—	$10,069	$—	$—
Deferred income tax assets	229,593	98,777	(12,200)	(12,658)
Accrued benefit liability—current	(4,359)	(5,628)	(1,746)	(2,039)
Accrued benefit liability—non-current	(430,646)	(112,017)	(15,836)	(22,242)
Accumulated other comprehensive income (loss)	360,620	155,146	(19,696)	(19,934)

Net amount recognized	$155,208	$146,347	$(49,478)	$(56,873)

Components of Net Periodic Benefit Cost (Income)

        The components of net periodic benefit cost (income) are as follows:

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
	(thousands)
Service cost	$2,132	$1,676	$1,600	$237	$341	$870
Interest cost	78,041	77,084	74,679	1,164	1,353	1,583
Expected return on plan assets	(90,078)	(89,018)	(87,353)	—	—	—
Recognized actuarial loss	11,775	20,220	23,159	269	512	692
Plan settlement/curtailment/closures expense	2,331	—	1,580	—	—	—
Amortization of prior service costs and other	—	—	—	(3,997)	(4,009)	(3,571)

Net periodic benefit cost (income)	$4,201	$9,962	$13,665	$(2,327)	$(1,803)	$(426)

        The estimated net actuarial loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $21.9 million.

Assumptions

        The assumptions used in accounting for the Company's plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key assumptions used in the measurement of the Company's benefit obligations:

	Pension Benefits			Other Benefits
				United States			Canada
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Weighted average assumptions as of year-end:
Discount rate	6.20%	6.30%	5.80%	6.10%	5.90%	5.60%	7.30%	5.50%	5.00%

        The following table presents the assumptions used in the measurement of net periodic benefit cost:

	Pension Benefits			Other Benefits
				United States			Canada
	2008	2007	2006	2008	2007	2006	2008	2007	2006
Weighted average assumptions:
Discount rate	6.30%	5.80%	5.60%	5.90%	5.60%	5.20%	5.50%	5.00%	5.10%
Expected long-term return on plan assets	8.00%	8.00%	8.00%	—	—	—	—	—	—

        The Company bases its discount rate assumption on the rates of return available on high-quality bonds with maturities approximating the expected period over which the pension benefits will be paid.

        The expected long-term rate of return on plan assets assumption is based on the weighted average of expected returns for the major asset classes in which the plans' assets are held. Asset-class expected returns are based on long-term historical returns, inflation expectations, forecasted gross domestic product and earnings growth, as well as other economic factors. The weights assigned to each asset class are based on the Company's investment strategy. The weighted-average expected return on plan assets used in the calculation of net periodic pension benefit cost for 2008 is 8.00%.

        Effective October 1, 2005, the healthcare cost trend rate assumptions for the U.S. plan were reduced to zero following the adoption of plan changes that reduced the Company's medical insurance subsidy to retirees. As a result, the impact of changes in trend rates is for the Canadian plan only. The following table presents the assumed healthcare cost trend rates used in measuring the Company's postretirement benefit obligations at December 27, 2008 and December 29, 2007:

	Canada
	2008	2007
Weighted average assumptions as of year-end:
Healthcare cost trend rate assumed for next year	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2015	2015

        The assumed healthcare cost trend rates have an effect on the amounts reported for the healthcare plans. A one-percentage-point change in the assumed healthcare cost trend rates would have the following effects:

	One-Percentage-Point Increase	One-Percentage-Point Decrease
	(thousands)
Effect on total of service and interest cost	$164	$(130)
Effect on postretirement benefit obligation	$1,539	$(1,254)

Plan Assets

        The allocation of pension plan assets by category at December 27, 2008 and December 29, 2007 is as follows:

Asset Category	2008	2007
U.S. equity securities	19.8%	44.5%
International equity securities	8.9%	23.0%
Global equity securities	18.1%	—
Fixed-income securities	53.2%	32.5%

	100%	100%

        The Company's Retirement Funds Investment Committee is responsible for establishing and overseeing the implementation of the investment policy for the Company's pension plans. The investment policy is structured to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses, in order to enable the plans to satisfy their benefit payment obligations over time. Plan assets are invested primarily in U.S. equities, global equities, international equities and fixed-income securities. The Company uses benefit payments and Company contributions as its primary rebalancing mechanisms to maintain the asset class exposures within the guideline ranges established under the investment policy.

        The current asset allocation guidelines set forth a U.S. equity range of 15% to 25%, an international equity range of 5% to 15%, a global equity range of 15% to 25% and a fixed-income range of 45% to 55%. Asset-class positions within the ranges are continually evaluated and adjusted based on expectations for future returns, the funded position of the plans and market risks. Occasionally, the Company may utilize futures or other financial instruments to alter the pension trust's exposure to various asset classes in a lower-cost manner than trading securities in the underlying portfolios. At December 27, 2008 and December 29, 2007, the pension trust did not have any equity investments in the Company's common stock.

Cash Flows

        Pension plan contributions include required statutory minimums and, in some years, additional discretionary amounts. During 2008, 2007 and 2006, the Company made cash contributions to its pension plans totaling $13.1 million, $19.1 million and $9.6 million, respectively. Minimum contribution requirements for 2009 are approximately $6.7 million. However, the Company may elect to make additional voluntary contributions. For further information related to pension plans, see Contractural Obligations and Disclosures of Financial Market Risks in "Item 7. Managements' Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10K.

        Qualified pension benefit payments are paid from the assets held in the plan trust, while nonqualified pension and other benefit payments are paid by the Company. Future benefit payments by year are estimated to be as follows:

	Pension Benefits	Other Benefits
	(thousands)
2009	$102,253	$1,746
2010	100,908	1,651
2011	99,785	1,557
2012	99,100	1,473
2013	97,892	1,415
Years 2014-2018	473,387	6,569

Defined Contribution Plans

        The Company also sponsors defined contribution plans for most of its employees. Through 2004, the Company sponsored four contributory defined contribution savings plans for most of its salaried and hourly employees: a plan for OfficeMax, Retail employees, a plan for non-Retail salaried employees, a plan for union hourly employees, and a plan for non-Retail, nonunion hourly employees. The plan for non-Retail salaried employees included an employee stock ownership plan ("ESOP") component through which the Company matches contributions of eligible employees. Under that plan, the Company's Series D ESOP convertible preferred stock was allocated to eligible participants, as principal and interest payments are made on the ESOP debt by the plan. The ESOP debt was guaranteed by the Company. (See Note 14, Shareholders' Equity for additional information related to the ESOP.) The final principal and interest payments on the ESOP debt were made on June 30, 2004. All remaining shares were allocated to the ESOP participants as matching contributions in 2005. As a result, Company matching contributions for ESOP participants are now made in cash. In January 2005, all of the remaining savings plans were merged into a single plan. Total Company contributions to the defined contribution savings plans were $8.0 million in 2008, $8.1 million in 2007 and $7.8 million in 2006.

14.    Shareholders' Equity

Preferred Stock

        At December 27, 2008, 945,899 shares of 7.375% Series D ESOP convertible preferred stock were outstanding, compared with 1,110,867 shares outstanding at December 29, 2007 and 1,216,335 shares outstanding at December 30, 2006. The Series D ESOP convertible preferred stock is shown in the Consolidated Balance Sheets at its liquidation preference of $45 per share. This preferred stock was originally issued to the trustee of the Company's ESOP for salaried employees in 1989, and was allocated to eligible participants through 2005. All shares outstanding have been allocated to participants in the plan. Each ESOP preferred share is entitled to one vote, bears an annual cumulative dividend of $3.31875 and is convertible at any time by the trustee to 0.80357 share of common stock. The ESOP preferred shares may not be redeemed for less than the liquidation preference.

Common Stock

        The Company is authorized to issue 200,000,000 shares of common stock, of which 75,977,152 shares were issued and outstanding at December 27, 2008. Of the unissued shares, 9,457,997 shares were reserved for the following purposes:

Conversion or redemption of Series D ESOP preferred stock	760,096
Issuance under OfficeMax Incentive and Performance Plan	7,441,607
Issuance under Key Executive Stock Option Plan	1,167,624
Issuance under Director Stock Compensation Plan	7,475
Issuance under Director Stock Option Plan	16,000
Issuance under Key Executive Deferred Compensation Plan	8,008
Issuance under 2003 Director Stock Compensation Plan	57,187

Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) includes the following:

	Minimum Pension Liability Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at December 30, 2006	$(188,963)	$96,968	$(91,995)
Current-period changes, before taxes	87,435	59,977	147,412
Income taxes	(33,679)	—	(33,679)

Balance at December 29, 2007	(135,207)	156,945	21,738
Current-period changes, before taxes	(336,993)	(83,758)	(420,751)
Income taxes	131,275	—	131,275

Balance at December 27, 2008	$(340,925)	$73,187	$(267,738)

Share-Based Payments

        The Company recognizes compensation expense from all share-based payment transactions with employees in the consolidated financial statements at fair value.

        The Company sponsors several share-based compensation plans, which are described below. Compensation costs related to the Company's share-based plans were $0.3 million, $26.9 million and $24.7 million for 2008, 2007 and 2006, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $0.1 million, $10.5 million and $9.6 million for 2008, 2007 and 2006, respectively.

2003 Director Stock Compensation Plan and OfficeMax Incentive and Performance Plan

        In February 2003, the Company's Board of Directors adopted the 2003 Director Stock Compensation Plan (the "2003 DSCP") and the 2003 OfficeMax Incentive and Performance Plan (the "2003 Plan"), formerly named the 2003 Boise Incentive and Performance Plan, which were approved by shareholders in April 2003.

        A total of 57,187 shares of common stock are reserved for issuance under the 2003 DSCP. Prior to December 8, 2005, the 2003 DSCP permitted non-employee directors to elect to receive some or all of their annual retainer and meeting fees in the form of options to purchase shares of the Company's common stock. Non-employee directors who elected to receive a portion of their compensation in the form of stock options did not receive cash for that portion of their compensation. The difference between the exercise price of the options and the market value of the common stock on the date of grant was equal to the cash compensation that participating directors elected to forego and was recognized as compensation expense in the Consolidated Statements of Income (Loss). On December 8, 2005, the Board of Directors amended the 2003 DSCP to eliminate the choice to receive discounted stock options. All options granted under the 2003 DSCP expire three years after the holder ceases to be a director.

        The 2003 Plan was effective January 1, 2003, and replaced the Key Executive Performance Plan for Executive Officers, Key Executive Performance Plan for Key Executives/Key Managers, 1984 Key Executive Stock Option Plan ("KESOP"), Key Executive Performance Unit Plan ("KEPUP") and Director Stock Option Plan ("DSOP"). No further grants or awards have been made under the Key Executive Performance Plans, KESOP, KEPUP, or DSOP since 2003. A total of 7,441,607 shares of common stock are reserved for issuance under the 2003 Plan. The Company's executive officers, key employees and nonemployee directors are eligible to receive awards under the 2003 Plan at the discretion of the Executive Compensation Committee of the Board of Directors. Eight types of awards may be granted under the 2003 Plan, including stock options, stock appreciation rights, restricted stock, restricted stock units, performance units, performance shares, annual incentive awards and stock bonus awards.

Restricted Stock and Restricted Stock Units

        In 2008, the Company granted to employees and nonemployee directors 1,261,404 restricted stock units ("RSUs"). The weighted-average grant-date fair value of the RSUs was $23.00. As of December 27, 2008, 1,109,453 of these RSUs were unvested, and vest after defined service periods as follows: 35,784 units in 2009, 257,444 in 2010 and 816,225 in 2011. Nearly half of the RSUs granted to employees in 2008 also require certain performance criteria to be met. During 2008, management concluded that these performance criteria would not be met for the 2008 plan.

        In 2007, the Company granted to employees and nonemployee directors 786,282 RSUs. The weighted-average grant-date fair value of the RSUs was $50.09. As of December 27, 2008, 552,350 of these RSUs were unvested, and vest after defined service periods as follows: 276,175 in both 2009 and 2010. Nearly all of the RSUs granted to employees in 2007 also require certain performance criteria to be met. During 2008, management concluded that these performance criteria would not be met for the 2007 plan.

        In 2006, the Company granted to employees and non-employee directors 1,621,235 RSUs. The weighted-average grant-date fair value of the RSUs was $27.36. As of December 27, 2008, 489,809 of these RSUs remained outstanding, all of which vest after defined service periods in 2009. All of the RSUs granted to employees in 2006 also require achievement of certain performance criteria, which have already been met.

        In 2005, the Company granted to employees and nonemployee directors 728,123 RSUs. The weighted-average grant-date fair value of the RSUs was $33.15. As of December 29, 2007, 6,000 of these RSUs were unvested, and vest after defined service periods as follows: 3,000 units in both 2009 and 2010. All of the RSUs granted to employees in 2005 did not contain performance criteria.

        In 2004, the Company granted 14,765 shares of restricted stock to non-employee directors. The restricted stock granted to directors vests six months from their termination or retirement from board service and 4,670 of these restricted stock shares remain outstanding at December 27, 2008. These RSUs did not contain performance criteria.

        Restricted stock are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed. RSUs are restricted until they vest and are convertible into one common share after the restriction has lapsed. No entries are made in the financial statements on the grant date of restricted stock and RSU awards. The Company recognizes compensation expense related to these awards over the vesting periods based on the closing prices of the Company's common stock on the grant dates. If these awards contain performance criteria, management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. In 2008, 2007 and 2006, the Company recognized $0.1 million, $26.4 million and $24.1 million, respectively, of pre-tax compensation expense and additional paid-in capital related to restricted stock and RSU awards.

        Restricted stock and RSUs are not included as shares outstanding in the calculation of basic earnings per share, but are included in the number of shares used to calculate diluted earnings per share as long as all applicable performance criteria are met, and their effect is dilutive. When the restriction lapses on restricted stock, the par value of the stock is reclassified from additional paid-in-capital to common stock. When the restriction lapses on RSUs, the units are converted to unrestricted common shares and the par value of the stock is reclassified from additional paid-in-capital to common stock. Unrestricted shares are included in shares outstanding for purposes of calculating both basic and diluted earnings per share. Depending on the terms of the applicable grant agreement, restricted stock and RSUs may be eligible to receive all dividends declared on the Company's common shares during the vesting period; however, such dividends are not paid until the restrictions lapse.

Stock Units

        The Company has a shareholder approved deferred compensation program for certain of its executive officers that allows them to defer a portion of their cash compensation. Previously, these officers could allocate their deferrals to a stock unit account. Each stock unit is equal in value to one share of the Company's common stock. The Company matched deferrals used to purchase stock units with a 25% Company allocation of stock units. The value of deferred stock unit accounts is paid in shares of the Company's common stock when an officer retires or terminates employment. There were 8,008 and 9,377 stock units allocated to the accounts of these executive officers at December 27, 2008 and December 29, 2007, respectively. As a result of an amendment to the plan, no additional deferrals can be allocated to the stock unit accounts.

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

        Under the KESOP and DSOP, options may not, except under unusual circumstances, be exercised until one year following the grant date. Under the 2003 DSCP, options may be exercised six months after the grant date.

        A summary of stock option activity for the years ended December 27, 2008, December 29, 2007 and December 30, 2006 is presented in the table below:

	2008		2007		2006
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Balance at beginning of year	1,596,295	$31.84	1,753,188	$31.81	5,759,545	$32.39
Options granted	—	—	35,000	31.39	—	—
Options exercised	—	—	(187,843)	31.49	(3,993,857)	32.62
Options forfeited and expired	(100,500)	30.08	(4,050)	32.88	(12,500)	37.57

Balance at end of year	1,495,795	$31.95	1,596,295	$31.84	1,753,188	$31.81

Exercisable at end of year	1,400,462		1,409,896		1,522,390
Weighted average fair value of options granted (Black-Scholes)	—		$7.95		—

        The following table provides summarized information about stock options outstanding at December 27, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	11,171	—	$2.50	11,171	$2.50
$18.00 – $28.00	569,664	1.6	27.65	569,664	27.65
$28.01 – $39.00	914,960	3.1	34.99	819,627	35.30

        The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is approximately $0.2 million. At December 27, 2008, the aggregate intrinsic value was $0.1 million for outstanding stock options and exercisable stock options. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company's closing stock price on the last trading day of the fourth quarter of 2008 and the exercise price, multiplied by the number of in-the-money options at the end of the quarter).

        The Company did not grant any stock options during 2008 or 2006. In 2007, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.5% (based on the applicable Treasury bill rate); expected dividends of 60 cents per share (based on actual cash dividends expected to be paid); expected life of 3.0 years (based on the time period options are expected to be outstanding based on historical experience); and expected stock price volatility of 35.5% (based on the historical volatility of the Company's common stock).

Other

        In September 1995, the Company's Board of Directors authorized the purchase of up to 4.3 million shares of the Company's common stock. As part of this authorization, the Company repurchased odd-lot shares (fewer than 100 shares) from shareholders wishing to exit their holdings in the Company's common stock. Shares repurchased under this program are retired. The Company repurchased 50,577 shares of common stock under this authorization, including 907 shares in 2006. The Company's Board of Directors terminated the share repurchase authorization in December 2006.

15.    Segment Information

        The Company manages its business using three reportable segments: OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other. Management reviews the performance of the Company based on these segments.

        OfficeMax, Contract distributes a broad line of items for the office, including office supplies and paper, technology products and solutions and office furniture. OfficeMax, Contract sells directly to large corporate and government offices, as well as small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Australia and New Zealand, through office products stores. Substantially all products sold by OfficeMax, Contract are purchased from third-party manufacturers or industry wholesalers, except office papers. OfficeMax, Contract purchases office papers primarily from the paper operations of Boise Cascade, L.L.C., under a 12-year paper supply contract.

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

        OfficeMax, Contract has foreign operations in Canada, Australia and New Zealand. OfficeMax, Retail has foreign operations in Mexico through a 51% owned joint venture.

        The following table summarizes by geography, net sales for fiscal years 2008, 2007 and 2006, and non-current assets at each year-end:

	2008	2007	2006
	(millions)
Net sales
United States	$6,728.5	$7,548.9	$7,617.2
Foreign	1,538.5	1,533.1	1,348.5

	$8,267.0	$9,082.0	$8,965.7

Non-current assets
United States	$2,187.3	$3,662.8	$3,755.9
Foreign	131.3	416.3	363.3

	$2,318.6	$4,079.1	$4,119.2

        Segment sales to external customers by product line are as follows:

	2008	2007	2006
	(millions)
OfficeMax, Contract
Office supplies and paper	$2,518.7	$2,696.3	$2,568.9
Technology products	1,299.2	1,535.1	1,551.9
Office furniture	492.1	584.7	593.7

	4,310.0	4,816.1	4,714.5

OfficeMax, Retail
Office supplies and paper	1,541.5	1,610.6	1,627.5
Technology products	2,060.5	2,235.5	2,212.5
Office furniture	355.0	419.8	411.2

	3,957.0	4,265.9	4,251.2

Total OfficeMax
Office supplies and paper(1)	$4,060.2	$4,306.9	$4,196.4
Technology products(1)	3,359.7	3,770.6	3,764.4
Office furniture(1)	847.1	1,004.5	1,004.9

	$8,267.0	$9,082.0	$8,965.7

(1)
Sales in these product categories exceed 10% of total revenues.

        An analysis of the Company's operations by segment is as follows:

			Selected Components of Income (Loss)
		Income (Loss) Before Taxes and Minority Interest
	Sales		Earnings from Affiliates	Depreciation and Amortization	Capital Expendi- tures	Assets	Investments In Affiliates
	(millions)
Year Ended December 27, 2008
OfficeMax, Contract	$4,310.0	$(657.5)	$—	$65.6	$34.2	$895.4	—
OfficeMax, Retail	3,957.0	(505.1)	—	77.2	109.8	1,504.8	—

	8,267.0	(1,162.6)	—	142.8	144.0	2,400.2	—
Corporate and Other	—	(773.6)	6.2	0.1	—	1,773.4	175.0

	$8,267.0	$(1,936.2)	6.2	142.9	144.0	4,173.6	175.0
Interest expense	—	(113.6)	—	—	—	—	—
Interest Income and other	—	77.4	—	—	—	—	—

	$8,267.0	$(1,972.4)	$6.2	$142.9	$144.0	$4,173.6	$175.0

Year Ended December 29, 2007
OfficeMax, Contract	$4,816.1	$207.9	$—	$66.6	$42.5	$1,778.2	—
OfficeMax, Retail	4,265.9	173.7	—	64.9	98.3	2,238.5	—

	9,082.0	381.6	—	131.5	140.8	4,016.7	—
Corporate and Other	—	(37.4)	6.1	0.1	—	2,267.1	175.0

	$9,082.0	$344.2	6.1	$131.6	140.8	6,283.8	175.0
Interest expense	—	(121.3)	—	—	—	—	—
Interest income and other	—	114.6	—	—	—	—	—

	$9,082.0	$337.5	$6.1	$131.6	$140.8	$6,283.8	$175.0

Year Ended December 30, 2006
OfficeMax, Contract	$4,714.5	$197.7	$—	$60.6	$81.2	$1,649.8	$—
OfficeMax, Retail	4,251.2	86.3	—	67.1	93.6	2,406.6	—

	8,965.7	284.0	—	127.7	174.8	4,056.4	—
Corporate and Other	—	(118.0)	5.9	0.1	—	2,159.6	175.0

	$8,965.7	$166.0	5.9	127.8	174.8	6,216.0	175.0
Interest expense	—	(123.1)	—	—	—	—	—
Interest income and other	—	129.0	—	—	—	—	—

	$8,965.7	$171.9	$5.9	$127.8	$174.8	$6,216.0	$175.0

16.    Commitments and Guarantees

Commitments

        The Company has commitments for minimum lease payments due under noncancelable leases and for the repayment of outstanding long-term debt. In addition, the Company has purchase obligations for goods and services and capital expenditures that were entered into in the normal course of business.

        The securitized timber notes payable have recourse limited to the applicable pledged timber installment notes receivable and underlying guaranties. For more information, see Note 3. "Timber Notes."

        We have liabilities associated with retirement and benefit plans. See Note 13. "Retirement and Benefit Plans" for a description of the plans and the financial implications.

        Pursuant to an Additional Consideration Agreement between OfficeMax and Boise Cascade, L.L.C. related to the Sale, the Company may have been required to make cash payments to, or entitled to receive cash payments from, Boise Cascade, L.L.C. The Additional Consideration Agreement terminated in the first quarter of 2008.

        In connection with the Sale, the Company entered into a paper supply contract with affiliates of Boise Cascade, L.L.C. under which we are obligated to purchase our North American requirements for cut-size office paper, to the extent Boise Cascade, L.L.C. or its successor, produces such paper, until December 2012, at prices approximating market levels. The Company's purchase obligations under the agreement will phase-out over a four-year period beginning one year after the delivery of notice of termination, but not prior to December 31, 2012. Purchases under the agreement were $668.3 million, $702.2 million and $644.4 million for 2008, 2007 and 2006, respectively.

        In accordance with an amended and restated joint venture agreement, the minority owner of our subsidiary in Mexico, Grupo OfficeMax, can elect to put its remaining 49% interest in the subsidiary to OfficeMax if earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to put its ownership interest, the purchase price would be equal to fair value, calculated based on both the subsidiary's earnings for the last four quarters before interest, taxes and depreciation and amortization, and the current market multiples of similar companies. At December 27, 2008, Grupo OfficeMax did not meet the earnings targets.

Guarantees

        The Company provides guarantees, indemnifications and assurances to others, which constitute guarantees as defined under FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

        Indemnification obligations may arise from the Asset Purchase Agreement between OfficeMax Incorporated, OfficeMax Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C. and Boise Land & Timber Corp. The terms of this agreement include purchase price adjustments, which could require the Company to make additional payments in the future. Additionally, the Company has agreed to provide indemnification with respect to a variety of obligations. These indemnification obligations are subject, in some cases, to survival periods, deductibles and caps. At December 27, 2008, the Company is not aware of any material liabilities arising from these indemnifications.

        There are eleven operating leases that have been assigned to other parties but for which the Company remains contingently liable in the event of nonpayment by the other parties. The lease terms vary and, assuming exercise of renewal options, extend through 2019. Annual rental payments under these leases are approximately $4.7 million.

        The Company and its affiliates enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, officer and director indemnifications against third-party claims arising out of arrangements to provide services to the Company and indemnifications in merger and acquisition agreements. It is impossible to quantify the maximum potential liability under these indemnifications. At December 27, 2008, the Company is not aware of any material liabilities arising from these indemnifications.

17.    Legal Proceedings and Contingencies

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

        We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response Compensation and Liability Act ("CERCLA") or similar federal and state laws, or have received a claim from a private party, with respect to certain sites where hazardous substances or other contaminants are or may be located. These sites relate to operations either no longer owned by the Company or unrelated to its ongoing operations. For sites where a range of potential liability can be determined, we have established appropriate reserves. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and in some cases, the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position, results of operations or cash flows.

        Over the past several years and continuing in 2009, we have been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at job sites. The claims vary widely and often are not specific about the plaintiffs' contacts with the Company. None of the claimants seeks damages from us individually, and we are generally one of numerous defendants. Many of the cases filed against us have been voluntarily dismissed, although we have settled some cases. The settlements we have paid have been covered mostly by insurance, and we believe any future settlements or judgments in these cases would be similarly covered. To date, no asbestos case against us has gone to trial, and the nature of these cases makes any prediction as to the outcome of pending litigation inherently subjective. At this time, however, we believe our involvement in asbestos litigation is not material to either our financial position or our results of operations.

18.    Quarterly Results of Operations (unaudited)

        Summarized quarterly financial data is as follows:

	2008				2007
	First(a)	Second(b)	Third(c)	Fourth(d)	First(e)	Second	Third	Fourth(f)
	(millions, except per-share and stock price information)
Sales	$2,303	$1,985	$2,096	$1,883	$2,436	$2,132	$2,315	$2,199
Income (loss) from continuing operations	63	(894)	(432)	(395)	59	27	50	71
Net income (loss)	63	(894)	(432)	(395)	59	27	50	71
Net income (loss) per common share from continuing operations(g)
Basic	.82	(11.79)	(5.70)	(5.21)	.77	.35	.65	.93
Diluted	.81	(11.79)	(5.70)	(5.21)	.76	.35	.64	.92
Net income (loss) per common share(g)
Basic	.82	(11.79)	(5.70)	(5.21)	.77	.35	.65	.93
Diluted	.81	(11.79)	(5.70)	(5.21)	.76	.35	.64	.92
Common stock dividends paid per share	.15	.15	.15	.15	.15	.15	.15	.15
Common stock prices(h)
High	25.64	22.22	16.23	10.96	55.40	54.38	40.16	34.89
Low	17.12	13.41	9.14	2.84	47.87	38.64	30.96	20.38
(a)
Includes a $2.4 million charge related to the consolidation of the Contract segment's manufacturing facilities in New Zealand, a $1.8 million charge related to restructuring the Retail field and ImPress print and document services management organization and a gain of $20.5 million related to a tax distribution from Boise Cascade, L.L.C.

(b)
Includes a $935.3 million non-cash charge related to impairment of goodwill, trade names and fixed assets. (Contract $464.0 million and Retail $471.3 million), a $10.2 million charge related to employee severance from the reorganization of Retail store management, and a gain of 3.1 million related to the legacy Voyageur Panel business sold in 2004.

(c)
Includes a $735.8 million non-cash impairment charge related to the timber installment notes receivable due from Lehman recorded in the Corporate and Other Segment as well as $17.2 million of ongoing interest expense on the related securitization notes payable.

(d)
Includes a $429.1 million non-cash charge related to impairment of goodwill, trade names and fixed assets, (Contract $351.5 and Retail $77.6) as well as a related $6.5 million favorable impact to minority interest, net of tax. Also includes an $11.9 million charge for field/corporate reorganizations and reductions in force, consisting primarily of severance costs (Contract $6.9 million, Retail $0.7 million and Corporate $4.3 million), a $4.7 million charge related to Retail lease terminations and store closures, and $3.2 million of ongoing interest expense on the timber securitization notes payable.

(e)
Includes $1.1 million of charges from the sale of OfficeMax Contract's operations in Mexico to Grupo OfficeMax, our 51% owned joint venture.

(f)
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

        We have audited the accompanying consolidated balance sheets of OfficeMax Incorporated and subsidiaries as of December 27, 2008 and December 29, 2007, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 27, 2008. We also have audited OfficeMax Incorporated's internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). OfficeMax Incorporated's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OfficeMax Incorporated and subsidiaries as of December 27, 2008 and December 29, 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 27, 2008, in conformity with

U.S. generally accepted accounting principles. It is also our opinion, OfficeMax Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 27, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        As discussed in Note 1 to the consolidated financial statements, OfficeMax Incorporated adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109," in 2007, and Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R)", in 2006.

KPMG LLP

Chicago, Illinois
February 25, 2009

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

  Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 27, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

  Based on this assessment, management concluded that as of December 27, 2008, OfficeMax's internal control over financial reporting was effective.

  KPMG LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting. That report appears on page 92.

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

        Our officers are elected by the Board of Directors and hold office until a successor is chosen or qualified or until their earlier resignation or removal. Sam Duncan, our Chief Executive Officer, has an employment agreement, which is described under the caption "Compensation Disclosure and Analysis" and under the caption "Estimated Termination Benefits—Mr. Duncan" in our proxy statement. This information is incorporated by reference. The following lists our executive officers covered by Section 16 of the Securities and Exchange Act of 1934 and gives a brief description of their business experience as of February 25, 2009:

        Sam K. Duncan, 57, joined our board of directors and became its chairman on June 30, 2005. Mr. Duncan became the chief executive officer of the Company on April 18, 2005. Prior to his election as chief executive officer and president of the Company, Mr. Duncan was president and chief executive officer of ShopKo Stores, Inc., a multi-department retailer, from October 2002 to April 2005. From 1992 to 2002, Mr. Duncan held various merchandising and executive positions with Fred Meyer, Inc. (a division of The Kroger Co.) a grocery retailer, including: president of Fred Meyer from February 2001 to October 2002 and president of Ralph's Supermarkets from 1998 to 2001. Mr. Duncan began his retail career in the supermarket industry in 1969 with Albertson's, Inc., where he held various merchandising positions until 1992. Mr. Duncan currently serves on the Board of Trustees of North Central College. He is also a director of Nash-Finch Company.

        Bruce Besanko, 50, was first elected an officer of the Company on February 16, 2009. Mr. Besanko previously served as executive vice president and chief financial officer of Circuit City Stores, Inc., a leading specialty retailer of consumer electronics and related services from July 2007 to February 2008. Prior to that, Mr. Besanko served as senior vice president, finance and chief financial officer for The Yankee Candle Company, Inc., a leading designer, manufacturer, wholesaler and retailer of premium scented candles, since April 2005. He also served as vice president, finance for Best Buy Co., Inc., a retailer of consumer electronics, home office products, entertainment software, appliances and related services, from 2002 to 2005.

        Deborah A. O'Connor, 46, was first elected an officer of the Company on July 8, 2008. At that time, Ms. O'Connor became senior vice president, finance and chief accounting officer of the Company. Ms. O'Connor previously served as senior vice president and controller of the ServiceMaster Company, a company providing residential and commercial lawn care, landscape maintenance, termite and pest control, home warranty, cleaning and disaster restoration, furniture repair, and home inspection services, from December 1999 to December 2007.

        Sam Martin, 52, was first elected an officer of the Company on September 17, 2007. At that time, Mr. Martin became executive vice president and chief operating officer of the Company. Mr. Martin has responsibility for all areas of Retail, Contract and Supply Chain. Prior to joining the Company, he served most recently as senior vice president of operations of Wild Oats Markets, Inc. from January 2006 through September 2007. Prior to joining Wild Oats, Mr. Martin served as senior vice president of supply chain for ShopKo Stores Inc. from April 2005 through December 2005 and vice president of distribution and transportation from April 2003 to April 2005. From 1998 until 2003, he was regional vice president, western region, and general manager for Toys R Us.

        Ryan T. Vero, 39, was first elected an officer of the Company on November 1, 2004. Mr. Vero has served as executive vice president and chief merchandising officer of the Company since June,

2005. He served as executive vice president, merchandising of the Company from 2004 until June 27, 2005 when he was promoted to executive vice president and chief merchandising officer. Mr. Vero previously served as executive vice president, merchandising and marketing of OfficeMax, Inc., beginning in 2001 and executive vice president, e-commerce/direct of OfficeMax, Inc.

        Information concerning our Audit Committee and our Audit Committee financial expert is set forth under the caption "Audit Committee Report" in our proxy statement and is incorporated by reference.

        Information concerning the procedures by which security holders may recommend nominees to our Board of Directors is set forth under the caption "Stockholder Nominations for Directors" in our proxy statement and is incorporated by reference.

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

ITEM 11.   EXECUTIVE COMPENSATION

        Information concerning compensation of OfficeMax's executive officers and directors for the year ended December 27, 2008, is presented under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Award Tables," "Other Compensation and Benefit Plans," "Estimated Current Value of Change in Control Benefits," "Estimated Termination Benefits," and "Director Compensation" in our proxy statement. This information is incorporated by reference. Information regarding compensation committee interlocks is presented under the caption "Executive Compensation Committee Interlocks and Insider Participation" in our proxy statement. This information is incorporated by reference. The report of our Executive Compensation Committee can be found under the caption "Executive Compensation Committee Report" in our proxy. This information is incorporated by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)
Information concerning the security ownership of certain beneficial owners as of December 31, 2008, is set forth under the caption "Stock Ownership—Ownership of More Than 5% of OfficeMax Stock" in our proxy statement and is incorporated by reference.

(b)
Information concerning the security ownership of management as of December 31, 2008, is set forth under the caption "Stock Ownership—Directors and Executive Officers" in our proxy statement and is incorporated by reference.

(c)
Our shareholders have approved all of the Company's equity compensation plans, including the Director Stock Compensation Plan (the "DSCP") and 2003 OfficeMax Incentive and Performance Plan (the "2003 Plan"), formerly the Boise Incentive and Performance Plan. These plans are designed to further align our directors' and management's interests with the

  Company's long-term performance and the long-term interests of our shareholders. The following table summarizes the number of shares of our common stock that may be issued under our equity compensation plans as of December 27, 2008.

Equity Compensation Plan Information (pending)
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (#)
Equity compensation plans approved by security holders	3,754,756	(1)	$12.73	7,495,098	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	3,754,756		$12.73	7,495,098

(1)
Includes 11,171 shares issuable under our Director Stock Compensation Plan, 16,000 shares issuable under our Director Stock Option Plan, 1,167,624 shares issuable under our Key Executive Stock Option Plan, and 2,559,961 shares issuable under the OfficeMax Incentive and Performance Plan. The Director Stock Option Plan and Key Executive Stock Option Plan have been replaced by the OfficeMax Incentive and Performance Plan. None of the following are included in this chart: (a) interests in shares of common stock in the OfficeMax Common Stock Fund held by the trustee of the Company's 401(k) Savings Plan, (b) Series D Preferred Stock in the Employee Stock Ownership Plan (ESOP) fund (c) the deferred stock unit components of the Company's 2001 Key Executive Deferred Compensation Plan or (d) interests in the Company stock fund of the Executive Savings Deferral Plan.

(2)
As of December 27, 2008, 53,491 shares were issuable under the Director Stock Compensation Plan and 7,441,607 shares were issuable under the OfficeMax Incentive and Performance Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information concerning the independence of our directors, certain relationships and related transactions during 2008 and our policies with respect to such transactions is set forth under the captions "Director Independence" and "Related Transactions" in our proxy statement and is incorporated by reference.

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

    •
    Consolidated Balance Sheets as of December 27, 2008 and December 29, 2007.

    •
    Consolidated Statements of Income (Loss) for the years ended December 27, 2008, December 29, 2007 and December 30, 2006.

    •
    Consolidated Statements of Cash Flows for the years ended December 27, 2008, December 29, 2007 and December 30, 2006.

    •
    Consolidated Statements of Shareholders' Equity for the years ended December 27, 2008, December 29, 2007 and December 30, 2006.

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
Dated: February 25, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2009.

Signature	Capacity

(i) Principal Executive Officer:
/s/ SAM K. DUNCAN Sam K. Duncan	Chief Executive Officer
(ii) Principal Financial Officer:
/s/ BRUCE BESANKO Bruce Besanko	Executive Vice President and Chief Financial Officer
(iii) Principal Accounting Officer:
/s/ DEBORAH A. O'CONNOR Deborah A. O'Connor	Senior Vice President and Controller and Chief Accounting Officer
(iv) Directors:
/s/ DORRIT J. BERN Dorrit J. Bern	/s/ WARREN F. BRYANT Warren F. Bryant
/s/ JOSEPH M. DEPINTO Joseph M. DePinto	/s/ SAM K. DUNCAN Sam K. Duncan
/s/ RAKESH GANGWAL Rakesh Gangwal	/s/ WILLIAM J. MONTGORIS William J. Montgoris
/s/ FRANCESCA RUIZ DE LUZURIAGA Francesca Ruiz de Luzuriaga	/s/ DAVID M. SZYMANSKI David M. Szymanski

Consent of Independent Registered Public Accounting Firm

To the Board of Directors of OfficeMax Incorporated:

        We consent to the incorporation by reference in the registration statements (Nos. 33-28595, 33-21964, 33-31642, 333-105223, 333-37124, 333-86425, 333-86427, 333-61106, 333-113648, 333-110397 and 333-150957) on Form S-8; and the registration statements (Nos. 333-41033, 333-74450 and 333-86362) on Form S-3 of OfficeMax Incorporated of our reports dated February 25, 2009, with respect to the consolidated balance sheets of OfficeMax Incorporated as of December 27, 2008 and December 29, 2007, and the related consolidated statements of income (loss), shareholders' equity, and cash flows for each of the years in the three-year period ended December 27, 2008, and the effectiveness of internal control over financial reporting as of December 27, 2008, which report appears in the December 27, 2008, annual report on Form 10-K of OfficeMax Incorporated.

        Our report on the Company's consolidated financial statements refers to changes in accounting for uncertainty in income taxes in 2007, and defined benefit and other postretirement plans during 2006.

/s/ KPMG LLP KPMG LLP
Chicago, Illinois February 25, 2009

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed with the Annual Report on Form 10-K for the Year Ended December 27, 2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement dated July 26, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise Southern Company, Minidoka Paper Company and Forest Products Holdings, L.L.C., and Boise Land & Timber Corp.	8-K	001-05057	2	7/28/04
3.1.1	Restated Certificate of Incorporation, as restated to date	8-K	001-05057	3.1	4/24/06
3.1.2	Amendment to Certificate of Incorporation	8-K	001-05057	3.1	5/1/07
3.2	Amended and Restated Bylaws, as amended to February 12, 2009	8-K	001-05057	3.1	2/18/09
4.1(1)	Trust Indenture between Boise Cascade Corporation (now OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended	S-3	33-5673	4	5/13/86
4.2	Amended and Restated Loan and Security Agreement dated as of July 12, 2007	8-K	001-05057	99.1	7/18/07
4.3	Indenture dated as of December 21, 2004 by and between OMX Timber Finance Investments II, LLC, as the Issuer and Wells Fargo Bank Northwest, N.A., as Trustee.	8-K	001-05057	99.1	9/22/08
9	Inapplicable
10.1(a)	Paper Purchase Agreement between Boise White Paper, L.L.C., OfficeMax Contract, Inc., and OfficeMax North America, Inc.	10-Q	001-05057	10.1	11/9/04
10.2	Installment Note for $559,500,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.3	11/9/04
10.3	Installment Note for $258,000,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Southern Company (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.4	11/9/04

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.4	Installment Note for $817,500,000 between Boise Land & Timber II, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.5	11/9/04
10.5	Guaranty by Wachovia Corporation dated October 29, 2004	10-Q	001-05057	10.6	11/9/04
10.6	Guaranty by Lehman Brothers Holdings Inc. dated October 29, 2004	10-Q	001-05057	10.7	11/9/04
10.7	Registration Rights Agreement among Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C. dated October 29, 2004	10-Q	001-05057	10.11	11/9/04
10.8	Registration Rights Agreement among Kooskia Investment Corporation, Forest Products Holdings, L.L.C., and Boise Land & Timber Holdings Corp., dated October 29, 2004	10-Q	001-05057	10.12	11/9/04
10.9	Boise Cascade Holdings, L.L.C., Operating Agreement dated October 29, 2004	10-Q	001-05057	10.13	11/9/04
10.10	Securityholders Agreement among Boise Cascade Corporation (now OfficeMax incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004	10-Q	001-05057	10.14	11/9/04
10.11	Stockholders Agreement among Kooskia Investment Corporation, Forest Products Holdings, L.L.C., and Boise Land & Timber Holdings Corp., dated October 29, 2004	10-Q	001-05057	10.15	11/9/04
10.12	Purchase Agreement dated December 13, 2004, between OMX Timber Finance Investments I, LLC, OMX Timber Finance Investments II, LLC, OfficeMax Incorporated, Wachovia Capital Markets, LLC, and Lehman Brothers Inc.	8-K	001-05057	10.1	12/17/04
10.13	Indemnification Agreement dated December 13, 2004, between Wachovia Corporation, Lehman Brothers Holdings Inc., OMX Timber Finance Investments I, LLC, OMX Timber Finance Investments II, LLC, OfficeMax Incorporated, Wachovia Capital Markets, LLC, Lehman Brothers Inc.	8-K	001-05057	10.2	12/17/04

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.14†	Executive Savings Deferral Plan	8-K	001-05057	10.2	12/15/04
10.15†	2005 Deferred Compensation Plan	8-K	001-05057	10 .3	12/15/04
10.16†	2005 Directors Deferred Compensation Plan	8-K	001-05057	10.4	12/15/04
10.17†	Directors Compensation Summary Sheet	8-K	001-05057	99.3	2/20/07
10.18†	Form of OfficeMax Incorporated Nonstatutory Stock Option Agreement	8-K	001-05057	10.1	1/6/05
10.19†	Executive Life Insurance Program	8-K	001-05057	10.1	2/16/05
10.20†	Officer Annual Physical Program	8-K	001-05057	10.2	2/16/05
10.21†	Financial Counseling Program	8-K	001-05057	10.3	2/16/05
10.22†	Executive Officer Mandatory Retirement Policy	10-K	001-05057	10.31	3/16/05
10.23†	Form of Severance Agreement with Executive Officer (for executive officer not covered by Supplement Early Retirement Plan)	10-K	001-05057	10.32	3/16/05
10.24†	1982 Executive Officer Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.4	3/2/04
10.25†	Nonbusiness Use of Corporate Aircraft Policy, as amended	10-K	001-05057	10.13	3/14/94
10.26†	Supplemental Early Retirement Plan for Executive Officers, as amended through September 26, 2003	10-K	001-05057	10.6	3/2/04
10.27†	Boise Cascade Corporation (now OfficeMax Incorporated) Supplemental Pension Plan, as amended through September 26, 2003	10-K	001-05057	10.7	3/2/04
10.28†	Form of Severance Agreement with Executive Officer (for executive officer covered by Supplemental Early Retirement Plan)	10-K	001-05057	10.37	3/16/05
10.29†	1984 Key Executive Stock Option Plan, as amended through September 26, 2003	10-K	001-05057	10.9	3/2/04
10.30†	1980 Split Dollar Life Insurance Plan, as amended through September 25, 2003	10-K	001-05057	10 .10	3/2/04
10.31†	Form of Agreement with Executive Officers, as amended through September 26, 2003 (for executive officers who were employees of Boise Cascade Corporation)	10-K	001-05057	10.11	3/2/04

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.32†	Supplemental Healthcare Plan for Executive Officers, as amended through January 1, 2003	10-K	001-05057	10.13	3/4/03
10.33†	Form of Directors' Indemnification Agreement, as revised September 26, 2003	10-K	001-05057	10.15	3/2/04
10.34†,(2)	Deferred Compensation and Benefits Trust, as amended for the Form of Sixth Amendment dated May 1, 2001	10-Q	001-05057	10	11/13/01
10.35†	Director Stock Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.17	3/2/04
10.36†	Directors Stock Option Plan, as amended through September 26, 2003	10-K	001-05057	10.18	3/2/04
10.37†	Form of Agreement with Executive Officers, as amended through September 26, 2003 (for Boise Office Solutions employees who were executive officers of Boise Cascade Corporation)	10-K	001-05057	10.22	3/2/04
10.38†	2001 Key Executive Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.23	3/2/04
10.39†	2001 Board of Directors Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.24	3/2/04
10.40†	Key Executive Performance Unit Plan, as amended through September 26, 2003	10-K	001-05057	10.25	3/2/04
10.41†	2003 Director Stock Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.26	3/2/04
10.42†	2003 Boise (now OfficeMax) Incentive and Performance Plan, as amended through December 12, 2003	10-K	001-05057	10.27	3/2/04
10.43†	Employment Agreement between OfficeMax Incorporated and Sam Duncan dated April 15, 2005	8-K	001-05057	10.1	4/20/05
10.44†	Nonstatutory Stock Option Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—70,000 shares	8-K	001-05057	10.2	4/20/05
10.45†	Nonstatutory Stock Option Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—180,000 shares	8-K	001-05057	10.3	4/20/05

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.46†	Restricted Stock Unit Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—35,000 units	8-K	001-05057	10.4	4/20/05
10.47†	Restricted Stock Unit Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—15,000 units	8-K	001-05057	10.5	4/20/05
10.48	Amended and Restated Going Public Agreement dated as of May 17, 2005	8-K	001-05057	10.1	5/23/05
10.49†	Nondisclosure and Noncompetition Agreement between OfficeMax Incorporated and Don Civgin dated October 4, 2005	8-K	001-05057	10.4	10/7/05
10.50†	Amendment to the OfficeMax Incorporated 2003 Director Stock Compensation Plan	8-K	001-05057	—	2/20/07
10.51†	Amendment to OfficeMax Incorporated Executive Savings Deferral Plan	8-K	001-05057	99.2	12/14/05
10.52†	Amendment to 2003 OfficeMax Incentive and Performance Plan	8-K	001-05057	99.3	12/14/05
10.53†	Form of 2006 Restricted Stock Unit Award Agreement	8-K	001-05057	10.2	2/15/06
10.54†	Form of 2007 Restricted Stock Unit Award Agreement	8-K	001-05057	99.2	2/20/07
10.55†	Form of 2007 Annual Incentive Award Agreement	8-K	001-05057	99.1	2/20/07
10.56†	Form of 2007 Directors' Restricted Stock Unit Award Agreement	8-K	001-05057	99.3	8/1/07
10.57†	General Waiver and Release of Claims between OfficeMax Incorporated and Mr. Rowsey	8-K	001-05057	99.1	8/16/07
10.58†	Letter Agreement between OfficeMax Incorporated and Mr. Martin dated September 12, 2007	8-K	001-05057	99.1	9/19/07
10.59†	Restricted Stock Unit Award Agreement between OfficeMax Incorporated and Mr. Martin dated September 17, 2007	8-K	001-05057	99.2	9/19/07
10.60†	Nonstatutory Stock Option Award Agreement between OfficeMax Incorporated and Mr. Martin dated September 17, 2007	8-K	001-05057	99.3	9/19/07
10.61	Nondisclosure and Noncompetition Agreement between OfficeMax Incorporated and Mr. Martin dated September 13, 2007	8-K	001-05057	99.4	9/19/07

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.62†	Tuition Reimbursement Agreement between OfficeMax Incorporated and Mr. DePaul dated October 25, 2007	8-K	001-05057	99.1	10/31/07
10.63†	Mr. Vero's Relocation Repayment Agreement dated June 12, 2006	10-K	001-05057	10.81	2/27/08
10.64†	Form of 2008 Annual Incentive Award Agreement	8-K	001-05057	99.1	2/26/08
10.65†	Form of 2008 Restricted Stock Unit Award Agreement (Performance Based)	8-K	001-05057	99.2	2/26/08
10.66†	Form of 2008 Restricted Stock Unit Award Agreement (Time Based)	10-Q	001-05057	10.3	5/7/08
10.67†	Form of 2008 Director Restricted Stock Unit Award Agreement.	8-K	001-05057	99.2	7/29/08
10.68†	Form of Amendment to OfficeMax Incorporated 2007 Restricted Stock Unit Award Agreement granted to Sam Martin.	10-Q	001-05057	10.3	11/6/08
10.69†	Executive Officer Severance Pay Policy	10-Q	001-05057	10.4	11/6/08
10.70†	Form of Executive Officer Change in Control Severance Agreement	10-Q	001-05057	10.5	11/6/08
10.71†	Amendment to OfficeMax Incorporated 2005 Directors Deferred Compensation Plan	10-Q	001-05057	10.6	11/6/08
10.72†	Form of Amendment to Employment Agreement between OfficeMax Incorporated and Sam Duncan	10-Q	001-05057	10.7	11/6/08
10.73†	Form of Amendment to OfficeMax Incorporated 2005 Restricted Stock Unit Award Agreements granted to Sam Duncan	10-Q	001-05057	10.8	11/6/08
10.74†	Second Amendment to the 2003 OfficeMax Incentive and Performance Plan as amended and restated effective April 23, 2008	8-K	001-05057	99.1	12/23/08
13	Inapplicable
14(3)	Code of Ethics
16	Inapplicable
18	Inapplicable
21	Significant subsidiaries of the registrant					X
22	Inapplicable
23	Consent of KPMG LLP, independent registered public accounting firm (see page 84)					X

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
24	Inapplicable
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated					X

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

(3)
Our Code of Ethics can be found on our website (www.officemax.com) by clicking on "About us," "Investors" and then "Code of Ethics."