Form 10-Q
period 2009-03-28
OFFICEMAX INC
filed 2009-05-06
CIK 12978

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2009
or
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

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "accelerated filer", "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 30, 2009
Common Stock, $2.50 par value	76,289,517

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Income

(thousands, except per-share amounts)

	Three Months Ended
	March 28, 2009	March 29, 2008
	(unaudited)
Sales	$1,911,724	$2,302,921
Cost of goods sold and occupancy costs	1,446,162	1,715,092

Gross profit	465,562	587,829
Operating expenses:
Operating and selling	358,679	424,389
General and administrative	69,444	80,648
Other operating expense	9,940	4,174

Total operating expenses	438,063	509,211
Operating income	27,499	78,618
Interest expense	(19,348)	(29,680)
Interest income	10,462	21,899
Other income	2,627	20,617

Income before income taxes	21,240	91,454
Income tax expense	(8,210)	(27,254)

Net income attributable to OfficeMax and noncontrolling interest	13,030	64,200
Joint venture earnings attributable to noncontrolling interest	889	(857)

Net income attributable to OfficeMax	13,919	63,343
Preferred dividends	(772)	(975)

Net income available to OfficeMax common shareholders	$13,147	$62,368

Income per common share:
Basic	$0.17	$0.82
Diluted	$0.17	$0.81

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	March 28, 2009	December 27, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$149,255	$170,779
Receivables, net	567,003	561,509
Related party receivables	6,870	5,337
Inventories	815,612	949,401
Deferred income taxes and receivables	108,609	105,140
Other current assets	65,446	62,850

Total current assets	1,712,795	1,855,016
Property and equipment:
Land and land improvements	38,129	38,720
Buildings and improvements	470,918	473,188
Machinery and equipment	770,016	777,371

Total property and equipment	1,279,063	1,289,279
Accumulated depreciation	(811,459)	(798,551)

Net property and equipment	467,604	490,728
Intangible assets, net	81,378	81,793
Investments in affiliates	175,000	175,000
Timber notes receivable	899,250	899,250
Deferred income taxes	430,557	436,182
Other non-current assets	228,236	235,614

Total assets	$3,994,820	$4,173,583

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	March 28, 2009	December 27, 2008
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$54,088	$64,452
Accounts payable:
Trade	559,347	727,424
Related parties	27,409	28,373
Income tax payable	15,077	18,288
Accrued expenses and other current liabilities:
Compensation and benefits	99,092	112,041
Other	256,209	246,893

Total current liabilities	1,011,222	1,197,471
Long-term debt:
Long-term debt, less current portion	288,133	289,922
Timber notes securitized	1,470,000	1,470,000

Total long-term debt	1,758,133	1,759,922
Other long-term obligations:
Compensation and benefits	497,862	502,447
Deferred gain on sale of assets	179,757	179,757
Other long-term obligations	238,162	222,112

Total other long-term obligations	915,781	904,316
Commitments and contingent liabilities	—	—
Shareholders' equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 870,435 and 945,899 shares outstanding	39,170	42,565
Common stock—$2.50 par value; 200,000,000 shares authorized; 76,289,256 and 75,977,152 shares outstanding	190,723	189,943
Additional paid-in capital	921,336	925,328
Accumulated deficit	(587,668)	(600,095)
Accumulated other comprehensive loss	(272,029)	(267,738)

Total shareholders' equity	291,532	290,003
Noncontrolling interest in joint venture	18,152	21,871

Total equity	309,684	311,874

Total liabilities and equity	$3,994,820	$4,173,583

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(thousands)

	Three Months Ended
	March 28, 2009	March 29, 2008
	(unaudited)
Cash provided by (used for) operations:
Net income attributable to OfficeMax	$13,919	$63,343
Items in net income not using (providing) cash:
Earnings from affiliates and preferred dividends	(2,510)	(703)
Depreciation and amortization	29,867	35,254
Other	6,364	2,350
Changes other than from acquisition of business:
Receivables	(9,254)	39,431
Inventories	126,362	104,738
Accounts payable and accrued liabilities	(161,948)	(91,160)
Current and deferred income taxes	3,808	2,313
Other	(3,520)	(13,140)

Cash provided by operations	3,088	142,426
Cash provided by (used for) investment:
Expenditures for property and equipment	(10,871)	(33,278)
Other	348	303

Cash used for investment	(10,523)	(32,975)
Cash provided by (used for) financing:
Cash dividends paid	(1,621)	(11,499)
Short-term borrowings (payments), net	(4,553)	4,276
Payments of long-term debt	(5,235)	(34,727)
Other	(2,806)	(8,380)

Cash used for financing	(14,215)	(50,330)
Effect of exchange rates on cash and cash equivalents	126	(399)
Increase (decrease) in cash and cash equivalents	(21,524)	58,722
Cash and cash equivalents at beginning of period	170,779	152,637

Cash and cash equivalents at end of period	$149,255	$211,359

See accompanying notes to quarterly consolidated financial statements

Notes to Quarterly Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

        OfficeMax Incorporated ("OfficeMax," the "Company" or "we") is a leader in both business-to-business and retail office products distribution. The Company provides office supplies and paper, print and document services, technology products and solutions and furniture to large, medium and small businesses, government offices, and consumers. OfficeMax customers are serviced by approximately 33,000 associates through direct sales, catalogs, the Internet and a network of retail stores located throughout the United States, Canada, Australia, New Zealand and Mexico.

        The accompanying quarterly consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries as well as those of variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements are for the thirteen-week period ended on March 28, 2009 (also referred to as the "first quarter of 2009") and the thirteen-week period ended on March 29, 2008 (also referred to as the "first quarter of 2008"). The Company's fiscal year ends on the last Saturday in December. Due primarily to statutory reporting requirements, the Company's international businesses end their quarters on the last calendar day of the month, with our majority-owned joint venture in Mexico reporting one month in arrears.

        The Company has prepared the quarterly consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. These quarterly consolidated financial statements should be read together with the consolidated financial statements and the accompanying notes included in the Company's Annual Report on Form 10-K for the year ended December 27, 2008.

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

        In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"). This statement amends SFAS 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. SFAS 141R applies to business combinations prospectively, and at OfficeMax will impact the accounting for business combinations completed on or after December 28, 2008.

        In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. The Company adopted the provisions of SFAS 157 for financial assets and liabilities effective at the beginning of fiscal year 2008 and for non-financial assets and liabilities

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

1. Basis of Presentation (Continued)

effective at the beginning of fiscal year 2009. The adoption of SFAS 157 had no significant impact on our financial statements for either fiscal year 2008 or 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). This statement requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008, and is to be applied prospectively to all non controlling interest, including those that arose prior to the effective date. While the accounting requirements of SFAS 160 are to be applied prospectively, prior period financial information must be recast to classify non controlling interests in equity, attribute net income and other comprehensive income to non controlling interests, and provide other disclosures required by SFAS 160. The Company adopted the provisions of SFAS 160 for all non controlling interests effective at the beginning of fiscal 2009, and has revised its prior period financial statements to reflect the change in presentation and additional disclosures required by SFAS 160.

        In April 2009, the FASB issued FASB staff position ("FSP") FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4")", FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, "Recognition and Presentation of Other-Than-Temporary Impairments", and FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments". The FSPs clarify the guidance in SFAS 157 related to measuring fair-value in inactive markets, modify the recognition and measurement of other-than-temporary impairments of debt securities, and require public companies to disclose the fair values of financial instruments in interim periods. All three FSPs are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted these FSPs in the first quarter of fiscal year 2009, which required certain additional disclosures regarding the fair value of financial instruments in our financial statements.

        Certain amounts included in the prior period's financial statements have been revised to conform with the current year's presentation. In the current year, amounts related to earnings from affiliates, which were previously included in "Other operating, net" in the Consolidated Statements of Income (Loss), were reclassified into general and administrative expenses due to their immateriality.

2. Facility Closure Reserves

        The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically viable. The Company records a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred, primarily the location's cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the required payments.

        During the first quarter of 2009, the Company recorded pre-tax charges of $9.9 million related to the closing of eight underperforming stores prior to the end of their lease terms, of which six were in the U.S. and two were in Mexico.

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

2. Facility Closure Reserves (Continued)

        Facility closure reserve account activity during the first quarter of 2009 and 2008 was as follows:

	Lease\Contract Terminations	Other	Total
	(thousands)
Balance at December 27, 2008	$48,439	$494	$48,933
Charges related to stores closed in 2009	9,860	80	9,940
Transfer of deferred rent balance	1,307	—	1,307
Changes to estimated costs included in income	1,555	(409)	1,146
Cash payments	(5,427)	(59)	(5,486)
Accretion	438	—	438

Balance at March 28, 2009	$56,172	$106	$56,278

	Lease\Contract Terminations	Other	Total
	(thousands)
Balance at December 29, 2007	$73,231	$3,831	$77,062
Changes to estimated costs included in income	478	—	478
Cash payments	(7,462)	(867)	(8,329)
Accretion	755	—	755

Balance at March 29, 2008	$67,002	$2,964	$69,966

        At March 28, 2009 approximately $15.2 million of the facility closure liability was included in accrued liabilities, other, and $41.1 million was included in other long-term liabilities. At March 28, 2009, the facility closure reserve included approximately $111.3 million for estimated future lease obligations, net of anticipated sublease income of approximately $55.0 million.

3. Severance and Other Charges

        During fiscal year 2008, we recognized $23.9 million of pre-tax severance charges related to various sales and field reorganizations in our Retail and Contract segments as well as a significant reduction in force at the corporate headquarters of which approximately $4 million of these severance charges remain unpaid and are included in accrued expenses and other current liabilities. Of these charges, $4.2 million was recorded in the first quarter of 2008, including $1.8 million related to employee severance costs for reorganization of the OfficeMax, Retail segment's field and ImPress print and document services management organization, and $2.4 million related to the consolidation of the OfficeMax, Contract segment's manufacturing facilities in New Zealand.

4. Timber Notes

        In October 2004, we sold our timberland assets in exchange for $15 million in cash plus credit-enhanced timber installment notes in the amount of $1,635 million (the "Installment Notes"). The Installment Notes were issued by single-member limited liability companies formed by Boise Cascade, L.L.C. (the "Note Issuers"). The Installment Notes are 15-year non-amortizing obligations and were issued in two equal $817.5 million tranches bearing interest at 5.11% and 4.98%, respectively. In order to support the issuance of the Installment Notes, the Note Issuers transferred a total of $1,635 million in cash ($817.5 million each) to Lehman Brothers Holdings Inc. ("Lehman") and Wachovia Corporation ("Wachovia") (which was later purchased by Wells Fargo & Co.). Lehman and Wachovia

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

4. Timber Notes (Continued)

issued collateral notes (the "Collateral Notes") to the Note Issuers. Concurrently with the issuance of the Installment and Collateral Notes, Lehman and Wachovia guaranteed the respective Installment Notes and the Note Issuers pledged the Collateral Notes as security for the performance of the Installment Note obligations. The note structure allowed us to defer recognition of the capital gain and payment of the related taxes on the sale of our timberland assets until 2020, the scheduled maturity date of the Installment Notes.

        In December 2004, we completed a securitization transaction in which the Company's interests in the Installment Notes and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries. The subsidiaries pledged the Installment Notes and related guarantees and issued securitized notes (the "Securitization Notes") in the amount of $1,470 million ($735 million through the structure supported by the Lehman guaranty and $735 million through the structure supported by the Wachovia guaranty). Recourse on the Securitization Notes is limited to the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty. The Securitization Notes are 15-year non-amortizing, and were issued in two equal $735 million tranches paying interest of 5.54% and 5.42%, respectively.

        As a result of these transactions, we received $1,470 million in cash. The subsidiaries were expected to earn approximately $82.5 million per year in interest income on the Installment Notes receivable and expected to incur annual interest expense of approximately $80.5 million on the Securitization Notes. The pledged Installment Notes receivable and Securitization Notes payable were scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Installment Notes. We expected to refinance our ownership of the Installment Notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the Securitization Notes to the maturity of the Installment Notes.

        On September 15, 2008, Lehman, the guarantor of half of the Installment Notes and the Securitization Notes, filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under chapter 11 of the United States Bankruptcy Code. Lehman's bankruptcy filing constituted an event of default under the $817.5 million Installment Note guaranteed by Lehman.

        We are required for accounting purposes to assess the carrying value of assets whenever circumstances indicate that a decline in value may have occurred. After evaluating the situation, we concluded in late October 2008 that as a result of the Lehman bankruptcy, it was probable that we would be unable to collect all amounts due according to the contractual terms of the Installment Note guaranteed by Lehman (the "Lehman Guaranteed Installment Note"). Accordingly, we evaluated the carrying value of the Lehman Guaranteed Installment Note and reduced it to the estimated amount we expect to collect ($81.8 million) by recording a non-cash impairment charge of $735.8 million, pre-tax, in the third quarter of 2008. We based our estimate of the recoverable amount of the Lehman Guaranteed Installment Note on a variety of factors, including consultations with financial advisors and review of the trading prices on outstanding Lehman debt instruments with similar contractual interest rates and maturities.

        Measuring impairment of a loan requires judgment and estimates, and the eventual outcome may differ from our estimate by a material amount. The Lehman Guaranteed Installment Note has been pledged as collateral for the related Securitization Notes, and therefore it may not be freely transferred to any party other than the indenture trustee for the Securitization Note holders. Accordingly, the ultimate amount to be realized on the Lehman Guaranteed Installment Note depends entirely on the proceeds from the Lehman bankruptcy estate, which may not be finally determined for several years.

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

4. Timber Notes (Continued)

At March 28, 2009 and December 27, 2008, the carrying value of the Lehman Guaranteed Installment Note was $81.8 million. Going forward, we intend to adjust the carrying value of the Lehman Guaranteed Installment Note as further information regarding our share of the proceeds, if any, from the Lehman bankruptcy estate becomes available.

        Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman and Wachovia guaranty. Accordingly, the Lehman Guaranteed Installment Note and underlying guarantees by Lehman will be transferred to the holders of the Securitization Notes guaranteed by Lehman in order to settle and extinguish that liability. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been "extinguished", under the guidance in paragraph 16 of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which will occur when the Lehman Guaranteed Installment Note and the guaranty are transferred to and accepted by the note holders. We expect that this will occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman ($735.0 million at March 28, 2009) and the carrying value of the Lehman Guaranteed Installment Note ($81.8 million at March 28, 2009) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

        On October 29, 2008, Lehman failed to pay the $21.5 million interest payment due to the Note Issuer. As a result, the Note Issuer did not make the $20.9 million interest payment due to us and because we are only obligated to make interest payments on the Securitization Notes supported by the Lehman guarantee to the extent that we receive interest payments on the related Lehman Guaranteed Installment Note from the Note Issuer, we did not pay the interest payment due on the Securitization Notes supported by the Lehman guarantee. We did, however, record the ongoing interest expense on the Securitization Notes guaranteed by Lehman until the default date, October 29, 2008. This resulted in $20.4 million of additional interest expense that will only be paid if the corresponding interest income is collected. We ceased recording interest expense on the Securitization Notes guaranteed by Lehman on the default date pursuant to the terms of the securitization note indenture.

        Through March 28, 2009, we have received all payments due under the Installment Note guaranteed by Wachovia, which have consisted only of interest due on the notes, and made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Installment Note guaranted by Wachovia ("Wachovia Guaranteed Installment Note") are current and we have no reason to believe that we will not be able to collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Note, the note is stated in our Consolidated Balance Sheet at its original principal amount of $817.5 million.

5. Debt

Credit Agreements

        On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with a group of banks. The Loan Agreement permits the

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

5. Debt (Continued)

Company to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The revolving credit facility may be increased (up to a maximum of $800 million) at the Company's request or reduced from time to time, in each case according to the terms detailed in the Loan Agreement. There were no borrowings outstanding under the Company's revolving credit facility as of March 28, 2009 or December 27, 2008, and there were no borrowings outstanding under this facility during the first quarter of 2009 or 2008. Letters of credit, which may be issued under the revolving credit facility up to a maximum of $250 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolving credit facility totaled $64.9 million as of March 28, 2009 and $66.7 million as of December 27, 2008. As of March 28, 2009, the maximum aggregate borrowing amount available under the revolving credit facility was $550.5 million and excess availability under the revolving credit facility totaled $485.6 million. At March 28, 2009, the Company was in compliance with all covenants under the Loan Agreement. The Loan Agreement expires on July 12, 2012.

        Borrowings under the revolving credit facility bear interest at rates based on either the prime rate or the London Interbank Offered Rate ("LIBOR"). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolving credit facility depending on the level of average excess availability. Fees on letters of credit issued under the revolving credit facility were charged at a weighted average rate of 0.875% during the first quarter of 2009. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit.

        As of March 28, 2009, Grupo OfficeMax, our 51% owned joint venture in Mexico, had total outstanding borrowings of $16.0 million. This included $9.9 million under an installment loan agreement that Grupo OfficeMax entered into during the third quarter of 2008. The joint venture was not in compliance with its debt covenants relating to the installment loan agreement, but anticipates that the lending institution will provide a waiver of the covenant violations. The installment loan is due in 60 monthly payments beginning in the second quarter of 2009. The joint venture also has $6.1 million of short term borrowings. The financing for Grupo OfficeMax is unsecured with no recourse against the Company. Subsequent to the first quarter of 2009, the Company and its joint venture partners made capital contributions to Grupo OfficeMax. The Company's contribution was $6.0 million and represented 51% of the total contribution, consistent with its ownership percentage in the joint venture.

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

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

5. Debt (Continued)

Cash Paid for Interest

        Cash payments for interest, net of interest capitalized and excluding payments related to the timber notes, were $5.3 million and $4.9 million for the quarters ended March 28, 2009 and March 29, 2008, respectively. Cash payments for interest expense related to the timber notes net to zero, as interest payments made on the Securitization Notes are offset by interest payments received on the Installment Notes.

6. Goodwill and Intangible Assets

Prior-year Impairment of Assets

        During the second and fourth quarters of 2008, the Company recorded non-cash impairment charges associated with goodwill, intangible assets and other long-lived assets totaling $1,364.4 million, thereby reducing the carrying values of these assets reported in the Consolidated Balance Sheets. These impairments were measured and recognized following the guidance in SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which require that the carrying value of these assets be tested for impairment whenever circumstances indicate that impairment may exist, and at least annually for goodwill and indefinite-lived intangibles. These charges resulted in a full impairment of our goodwill balance. At March 29, 2008, the Company reported goodwill of $1,216.3 million, comprised of $830.3 million and $386.0 million in the Contract and Retail segments, respectively.

Identifiable Intangible Assets

        Identifiable intangible assets consist of the values assigned to trade names, customer lists and relationships, noncompete agreements and exclusive distribution rights of businesses acquired. The trade name assets have an indefinite life and are not amortized, but are tested for impairment annually, or more frequently if indicators of impairment are present. All other intangible assets are amortized on a straight-line basis over their expected useful lives. Customer lists and relationships are amortized over three to 20 years, noncompete agreements over their terms, which are generally three to five years, and exclusive distribution rights over ten years. In 2008, the carrying value of the Company's trade name assets were reduced by $107.2 million as a result of the impairment reviews completed in the second and fourth quarters of 2008. No impairments of intangible assets were required or recorded in the first quarters of 2009 and 2008. Intangible assets consisted of the following:

	March 28, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$66,000	$—	$66,000
Customer lists and relationships	32,397	(19,815)	12,582
Noncompete agreements	160	(160)	—
Exclusive distribution rights	5,240	(2,444)	2,796

	$103,797	$(22,419)	$81,378

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

6. Goodwill and Intangible Assets (Continued)

	December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$66,000	$—	$66,000
Customer lists and relationships	34,767	(21,848)	12,919
Noncompete agreements	12,844	(12,844)	—
Exclusive distribution rights	5,255	(2,381)	2,874

	$118,866	$(37,073)	$81,793

        Intangible asset amortization expense totaled $0.3 million and $1.5 million for the quarters ended March 28, 2009 and March 29, 2008, respectively.

        The changes in the gross carrying amounts of identifiable intangible assets during 2009 were as follows:

	Gross Carrying Amount December 27, 2008	Write-off of previously amortized amounts	Effect of foreign currency translation	Gross Carrying Amount March 28, 2009
	(thousands)
Trade names	$66,000	$—	$—	$66,000
Customer lists and relationships	34,767	2,200	170	32,397
Noncompete agreements	12,844	12,680	4	160
Exclusive distribution rights	5,255	—	15	5,240

	$118,866	$14,880	$189	$103,797

7. Investments in Affiliates

        In connection with the sale of the paper, forest products and timberland assets in 2004, the Company invested $175 million in the equity units of affiliates of the buyer, Boise Cascade, L.L.C. A portion of the equity units received in exchange for the Company's investment carry no voting rights. This investment is accounted for under the cost method as Boise Cascade, L.L.C. does not maintain separate ownership accounts for its members, and the Company does not have the ability to significantly influence its operating and financial policies. This investment is included in investments in affiliates in the Consolidated Balance Sheets.

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

7. Investments in Affiliates (Continued)

        The investment in Boise Cascade L.L.C. represented a continuing involvement in the operations of the business we sold in 2004. Therefore, approximately $180 million of gain realized from the sale was deferred. This gain is expected to be recognized in earnings as the Company's investment is reduced.

        We review the carrying value of this investment whenever events or circumstances indicate that its fair value may be less than its carrying amount. At December 27, 2008, the Company requested and reviewed certain financial information of Boise Cascade, L.L.C., including estimated future cash flows as well as data regarding the valuation of comparable companies, and determined that there was no impairment of this investment. The Company will continue to monitor and assess this investment for impairment indicators.

        The Boise Cascade, L.L.C. non-voting equity units accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June and December. The Company recognized dividend income on this investment of $1.6 million in each of the quarters ended March 28, 2009 and March 29, 2008. These amounts were recorded as a reduction of general and administrative expenses in the Consolidated Statements of Income. The dividend receivable was $17.8 million at March 28, 2009.

        The Company receives distributions from affiliates of Boise Cascade, L.L.C. for the income tax liability associated with its share of allocated earnings of Boise Cascade, L.L.C. During the first quarters of 2009 and 2008, the Company received tax-related distributions of $2.5 million and $20.5 million, respectively. The distribution received in 2008 reflected the impact of the sale by Boise Cascade, L.L.C. of a majority interest in its paper and packaging and newsprint businesses. The distributions are reported as non-operating income in other income in the Consolidated Statements of Income.

8. Income Taxes

        As of March 28, 2009, the Company had $21.5 million of total gross unrecognized tax benefits, which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company's effective income tax rate in future periods. It is possible that the Company's liability for uncertain tax positions will be reduced by as much as $15.0 million by the end of 2009. Such reductions would result from the effective settlement of tax positions with various tax authorities. Income tax expense for the first quarter of 2008 includes a discrete benefit from the recognition of previously unrecognized tax benefits due to the effective settlement of a federal income tax audit covering certain periods through the 2005 tax year. The Company recognized $6.8 million of benefit from this settlement in 2008.

        The reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

Amount
(thousands)
Balance at December 27, 2008	$20,380
Increase related to prior year tax positions	1,382
Decrease related to prior year tax positions	(720)
Increase related to current year tax positions	522
Settlements	(60)

Balance at March 28, 2009	21,504

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

8. Income Taxes (Continued)

        The Company or its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and multiple state and foreign jurisdictions. Years prior to 2006 are no longer subject to U.S. Federal income tax examination, and the Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2002.

9. Comprehensive Income and Noncontrolling Interest

        Comprehensive income includes the following:

	Quarter Ended
	March 28, 2009	March 29, 2008
	(thousands)
Net income attributable to OfficeMax and noncontrolling interest	$13,030	$64,200
Other comprehensive income:
Foreign currency translation adjustments	(11,392)	(1,135)
Amortization of unrecognized retirement and benefit costs, net of tax	2,706	1,230

Comprehensive income attributable to OfficeMax and noncontrolling interest	4,344	64,295

Comprehensive income attributable to noncontrolling interest	(5,285)	1,372

Comprehensive income available to OfficeMax	$9,629	$62,923

          The reconciliation of noncontrolling interest is as follows:

Amount
(thousands)
Balance at December 27, 2008	$21,871
Joint venture earnings	(889)
Cumulative foreign currency translation adjustment	(4,396)
Capital contribution from joint venture partner	1,566

Balance at March 28, 2009	$18,152

Amount
(thousands)
Balance at December 29, 2007	$32,042
Joint venture earnings	857
Cumulative foreign currency translation adjustment	515
Capital contribution from joint venture partner	—

Balance at March 29, 2008	$33,414

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

10. Financial Instruments

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (non-derivatives), short-term borrowings, trade accounts payable, and due to related party, approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company's other financial instruments at March 28, 2009 and December 27, 2008. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	March 28, 2009		December 27, 2008
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Financial assets:
Timber notes receivable
Wachovia	$817.5	$688.5	$817.5	$801.9
Lehman	81.8	81.8	81.8	81.8
Financial liabilities:
Debt	$342.2	$218.9	$354.4	$236.7
Securitization notes payable
Wachovia	$735.0	$635.3	$735.0	$736.8
Lehman	735.0	81.8	735.0	81.8

        In establishing a fair value, there is a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The basis of the fair value measurement is categorized in three levels, in order of priority, as described below:

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

        The carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  •
  Timber notes receivable: The fair value of the Wachovia Guaranteed Installment Note is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 inputs). The fair value of the Lehman Guaranteed Installment Note reflects the effect of the credit loss recognized in the third quarter of 2008 as a result of the Lehman bankruptcy (Level 3 inputs).

  •
  Debt: The fair value of the Company's debt is estimated based on quoted market prices when available or by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 inputs).

  •
  Securitization notes payable: The fair value of the Securitization Note supported by Wachovia is estimated by discounting the future cash flows of each instrument at rates currently available to

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

10. Financial Instruments (Continued)

    the Company for similar instruments of comparable maturities (Level 2 inputs). The Securitization Note supported by Lehman is estimated based on the future cash flows of the instrument in a bankruptcy proceeding (Level 3 inputs).

        Below is a roll-forward of assets and liabilities measured at estimated fair value:

	Dec. 2008 Balance	Payments	Currency Translation Adjustment	Unrealized Loss	Mar. 2009 Balance
		(millions)
Financial assets:
Timber notes receivable
Wachovia	$801.9	$—	$—	$(113.4)	$688.5
Lehman	81.8	—	—	—	81.8
Financial liabilities:
Debt	236.7	(9.8)	(2.4)	(5.6)	218.9
Securitization notes payable
Wachovia	736.8	—	—	(101.5)	635.3
Lehman	$81.8	$—	$—	$—	$81.8

        Unrealized losses related to the above assets and liabilities were not recorded in net income or comprehensive income as these assets and liabilities are recorded at their carrying value and there is no impairment indicated relating to this value.

11. Retirement and Benefit Plans

        The following represents the components of net periodic pension and other postretirement benefit costs (income):

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(thousands)
Service cost	$1,126	$533	$39	$73
Interest cost	18,964	19,517	279	324
Expected return on plan assets	(19,794)	(22,520)	—	—
Recognized actuarial loss	5,391	2,949	50	65
Amortization of prior service costs and other	—	—	(999)	(1,002)

Net periodic benefit cost (income)	$5,687	$479	$(631)	$(540)

        The minimum contribution requirement for 2009 is approximately $6.7 million, of which $2.0 million has been contributed as of March 28, 2009.

12. Segment Information

        The Company manages its business using three reportable segments: OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other. Management reviews the performance of the Company based on these segments.

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

12. Segment Information (Continued)

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

        Substantially all products sold by OfficeMax, Contract and OfficeMax, Retail are purchased from independent third-party manufacturers or industry wholesalers, except office papers. These segments purchase office papers primarily from the paper operations of Boise Cascade, L.L.C. under a 12-year paper supply contract, executed in 2004.

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

        An analysis of our operations by segment is as follows:

	Sales		Income Before Taxes
	Quarter Ended		Quarter Ended
	March 28, 2009	March 29, 2008	March 28, 2009	March 29, 2008
	(thousands)
OfficeMax, Contract	$927,632	$1,195,097	$21,500	$59,614
OfficeMax, Retail	984,092	1,107,824	15,434	29,414
Corporate and Other	—	—	(9,435)	(10,410)

	$1,911,724	$2,302,921	27,499	78,618

Interest expense			(19,348)	(29,680)
Interest income and other			13,089	42,516

Income before income taxes			$21,240	$91,454

13. Commitments and Guarantees

        In addition to commitments for leases and long-term debt, and purchase obligations for goods and services and capital expenditures entered into in the normal course of business, the Company has various other commitments, guarantees and obligations. At March 28, 2009, there had not been a material change to the information regarding commitments, guarantees and contractual obligations disclosed in the Company's Annual Report on Form 10-K for the year ended December 27, 2008.

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

14. Legal Proceedings and Contingencies

        We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position, results of operations or cash flows. For information concerning legal proceedings, see "Item 3. Legal Proceedings" and Note 17, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 27, 2008.

15. Share Based Payments

        The Company sponsors several share-based compensation plans, which include restricted stock, restricted stock units and stock options. Compensation costs related to the Company's share-based plans were $1.8 million and $1.6 million for the first quarter of 2009 and 2008, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $0.7 million and $0.6 million for the first quarter of 2009 and 2008, respectively.

        The Company recognizes compensation expense from all share-based payment transactions with employees in the consolidated financial statements at fair value.

Restricted Stock and Restricted Stock Units

        In the first quarter of 2009, the Company granted to its officers 699,800 restricted stock units ("RSUs"). The weighted-average grant-date fair value of the RSUs was $4.78. As of March 28, 2009, all of these RSUs remained outstanding and vest after defined service periods as follows: 349,900 in 2011 and 349,900 in 2012. All RSUs granted in 2009 require certain performance criteria to be met for 2009 and 2010. In addition to RSUs granted in the first quarter of 2009, there is an additional 1,226,447 of outstanding RSUs, vesting through 2014, some of which contain performance criteria.

        Restricted stock shares are restricted until they vest and cannot be sold by the recipient until the restriction has lapsed. Upon vesting, RSUs are convertible into one common share. No entries are made in the financial statements on the grant date of restricted stock and RSU awards. The Company recognizes compensation expense related to these awards over the vesting periods based on the closing prices of the Company's common stock on the grant dates. If these awards contain performance criteria, management periodically reviews actual and forecasted performance against the criteria and adjusts compensation expense accordingly.

        Restricted stock shares and RSUs are not included as shares outstanding in the calculation of basic earnings per share, but are included in the number of shares used to calculate diluted earnings per share as long as all applicable performance criteria are met, and their effect is dilutive. When the restriction lapses on restricted stock, the par value of the stock is reclassified from additional paid-in-capital to common stock. When the restriction lapses on RSUs, the units are converted to unrestricted common shares and the par value of the stock is reclassified from additional paid-in-capital to common stock. Unrestricted shares are included in shares outstanding for purposes of calculating both basic and diluted earnings per share. Depending on the terms of the applicable grant agreement, restricted stock and RSUs may be eligible to receive all dividends declared on the Company's common shares during the vesting period; however, such dividends are not paid until the restrictions lapse.

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

15. Share Based Payments (Continued)

Stock Options

        The Company granted 2,071,360 stock options in the first three months of 2009. The Company did not grant any stock options during 2008. To calculate stock-based employee compensation expense under the fair value method as outlined in SFAS 123 in 2009, the Company estimated the fair value of each option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate between 2.14% and 2.29% (based on the applicable Treasury bill rate); expected life of 3.0 years (based on the time period options are expected to be outstanding based on historical experience); and expected stock price volatility between 86.2% and 97.5% (based on the historical volatility of the Company's common stock).

        A summary of stock option activity for the quarters ended March 28, 2009 and March 29, 2008 is presented in the table below:

	2009		2008
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Balance at beginning of period	1,495,795	31.95	1,596,295	$31.84
Options granted	2,071,360	4.77	—	—
Options exercised	—	—	—	—
Options forfeited and expired	(2,100)	29.38	(3,100)	35.60

Balance at end of period	3,565,055	$16.16	1,593,195	$31.83
Exercisable at end of period	1,398,362		1,410,129

        The following table provides summarized information about stock options outstanding at March 28, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	11,171	—	2.50	11,171	2.50
$4.00–$5.00	2,071,360	6.9	4.77	—	—
$18.00–$28.00	569,664	1.4	27.65	569,664	27.65
$28.01–$39.00	912,860	2.9	35.00	817,527	35.31

        The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is $4.5 million. At March 28, 2009, outstanding stock options and exercisable stock options had no aggregate intrinsic value. The aggregate intrinsic value represents the pre-tax difference between the Company's closing stock price on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of in-the-money options at the end of the quarter.

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

16. Net Income Per Common Share

        The computation of basic and diluted income per common share for the first quarter of 2009 and 2008 is as follows:

	Quarter Ended
	March 28, 2009	March 29, 2008
	(thousands, except per-share amounts)
Net income available to OfficeMax common shareholders	$13,147	$62,368
Average shares—basic	76,128	75,646
Restricted stock, stock options and other	1,013	907

Average shares—diluted(a)(b)	77,141	76,553
Income per common share:
Basic	$0.17	$0.82
Diluted	$0.17	$0.81

    (a)
    The assumed conversion of outstanding preferred stock was anti-dilutive in both periods presented, and therefore no adjustment was required to determine diluted income or average shares—diluted.

    (b)
    Options to purchase 3.4 million shares of common stock were outstanding during 2009, but were not included in the computation of diluted income per common share because the impact would have been anti-dilutive as the option price was higher than the average market price during the quarter.

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

Overall Summary

        Sales for the first quarter of 2009 decreased 17.0% to $1,911.7 million from $2,302.9 million in the first quarter of 2008. Gross profit margin decreased by 1.1% of sales to 24.4% of sales for the first quarter of 2009 compared to 25.5% of sales for the first quarter of 2008. Net income available to OfficeMax common shareholders for the first quarter of 2009 was $13.1 million, or $0.17 per diluted share compared to $62.4 million or $0.81 per diluted share in the same period last year. The reductions in sales and earnings relative to last year primarily reflected the weaker economic environment, which negatively impacted all product categories and geographic areas in both our Contract and Retail segments.

Results of Operations, Consolidated
($ in millions, except per share amounts)

	Quarter Ended
	March 28, 2009	March 29, 2008
Sales	$1,911.7	$2,302.9
Gross profit	465.5	587.8
Operating and selling expenses	358.7	424.4
General and administrative expenses	69.4	80.6
Other operating, net	9.9	4.2

Total operating expenses	438.0	509.2
Operating income	$27.5	$78.6
Net income available to OfficeMax common shareholders	13.1	62.4
	(percentage of sales	)
Gross profit margin	24.4%	25.5%
Operating and selling expenses	18.8%	18.4%
General and administrative expenses	3.6%	3.5%

        Our results for the first quarter of 2009 and 2008 were influenced by the following items:

  •
  In the first quarter of 2009, we recorded pre-tax charges of $9.9 million related to the closing of eight underperforming stores prior to the end of their lease term, of which six were in the U.S. and two were in Mexico. This charge was included in "Other operating, net" in the Consolidated Statements of Income and reduced net income available to OfficeMax common shareholders by $5.9 million, or $0.08 million per diluted share.

  •
  In the first quarter of 2008, we recorded a $2.4 million pre-tax charge related to the consolidation of the Contract segment's manufacturing facilities in New Zealand, and a $1.8 million pre-tax charge related to employee severance for restructuring the Retail field and Impress print and document services management organization. The cumulative effect of these two items was a reduction in net income available to OfficeMax common shareholders of $2.7 million, or $0.03 per diluted share.

  •
  In the first quarter of 2009 and 2008, we recorded pre-tax income of $2.5 million and $20.5 million, respectively, for tax-related distributions resulting from our investment in Boise Cascade L.L.C. The larger distribution in 2008 reflected the impact of the sale by Boise Cascade, L.L.C. of a majority interest in its paper and packaging and newsprint businesses. This item increased net income available to OfficeMax common shareholders by $1.6 million and $12.5 million, respectively, or $0.02 and $0.16 per diluted share in 2009 and 2008, respectively.

        These items are described in more detail in the sections that follow.

        As of March 28, 2009, we had total debt of $342.2 million, excluding $1,470.0 million of timber securitization notes, which have recourse limited to the timber installment notes receivable and related guarantees. As of March 28, 2009, we had $149.3 million in cash and cash equivalents, and $485.6 million in available (unused) borrowing capacity under our $700 million revolving credit facility, which is committed through July 12, 2012. Our unused borrowing capacity as of March 28, 2009 reflects an available borrowing base of $550.5 million, no outstanding borrowings, and $64.9 million of standby letters of credit issued under the revolving credit facility.

        For the first quarter of 2009, we generated $3.1 million of cash from operations reflecting our net earnings after adding back non-cash depreciation and amortization expense, partially offset by the timing and associated decrease of payables and accruals mitigated by reduced inventory levels.

Outlook

        We expect sales to decline in 2009 on a year-over-year basis as a result of the difficult economic environment, which will result in two years of declining comparable sales. In addition, significant expense reductions completed last year have already been reflected in our profitability. As a result of these factors, we expect continued expense deleveraging.

        We continue to strictly manage capital and we believe we will generate cash flow from operations in excess of capital expenditures for the year. We continue to believe that our needs to access our revolving line of credit will be limited to seasonal periods, and we expect to have little or no borrowings outstanding under the facility at year end.

Operating Results

        Sales for the first quarter of 2009 decreased 17.0% to $1,911.7 million from $2,302.9 million for the first quarter of 2008. The year-over-year sales decrease occurred in both our Contract and Retail segments and related primarily to the weaker economic environment, with 4.1% of the decrease relating to changes in foreign exchange rates.

        Gross profit margin decreased by 1.1% of sales to 24.4% of sales for the first quarter of 2009 compared to 25.5% of sales for the first quarter of 2008. The year-over-year gross profit margin decline occurred in both our Contract and Retail segments, reflecting deleveraging of fixed costs resulting from the lower sales. The Retail segment experienced good overall product margins with strong cost support from our vendors. The Contract segment experienced lower gross margins on several key products.

        Operating and selling expenses increased by 0.4% of sales to 18.8% of sales in the first quarter of 2009 from 18.4% of sales a year earlier. The increase in operating and selling expenses as a percent of sales was primarily the result of deleveraging of fixed costs due to lower sales, and was partially offset by reduced payroll and other targeted cost reductions.

        General and administrative expenses were 3.6% of sales for the first quarter of 2009 and 3.5% of sales for the first quarter of 2008. The effect of deleveraging of expense resulting from lower sales was offset primarily by a reduction in costs. These costs were $11.2 million lower than last year due to lower headcount, resulting from a significant reduction in force at the corporate headquarters in late 2008 and other reduced expenses, all of which were partially offset by increased pension costs.

        Other operating expense for the first quarter of 2009 was $9.9 million compared to $4.2 million in 2008. The first quarter of 2009 total reflects costs related to store closures in the U.S. and Mexico. The first quarter of 2008 included charges of $2.4 million recorded for the consolidation of manufacturing facilities in New Zealand, and $1.8 million for restructuring the Retail field organization.

        Interest expense was $19.3 million and $29.7 million for the first quarter of 2009 and 2008, respectively, while interest income was $10.5 million and $21.9 million in the first quarter of 2009 and 2008, respectively. The declines were principally due to the bankruptcy of Lehman on September 15, 2008. Lehman is the guarantor of half of the Installment Notes and the related Securitization Notes payable. On October 29, 2008, Lehman failed to pay the semi-annual interest payment on the Installment Note it guarantees. Because we are only obligated to make interest payments on the Securitization Notes payable supported by the Lehman guarantee to the extent that we receive interest payments on the Installment Note guaranteed by Lehman, we did not pay the interest payment due on the Securitization Notes supported by the Lehman guarantee. As a result of these events, both the Installment Note guaranteed by Lehman and the related Securitization Notes payable are in default and we have ceased accruing both the related interest income and interest expense on them, each of which amounted to approximately $10 million per quarter. Total timber note related interest income was $10.2 million and $20.7 million for the first quarters of 2009 and 2008, respectively. Interest expense includes interest expense related to Securitization Notes of approximately $10.2 million and $20.3 million for the first quarters of 2009 and 2008, respectively.

        Other income (non-operating) consists principally of tax-related distributions received from Boise Cascade, L.L.C. and was $2.6 million for the first quarter of 2009 compared to $20.6 million in 2008. In 2008, the distribution of $20.5 million reflected the impact of the sale by Boise Cascade, L.L.C. of a majority interest in its paper and packaging and newsprint businesses during the first quarter of 2008.

        Our effective tax rate for the first quarter of 2009 was 38.7% compared to 29.8% for the comparable period of 2008. Income taxes for both periods were affected by the impact of state income taxes, non-deductible expenses and the mix of domestic and foreign sources of income. In the first quarter of 2008, the Company effectively settled an audit with the Federal government for all tax years through 2005. As a result, we were able to recognize previously unrecognized tax benefits as a discrete reduction of income tax expense for the quarter. The Company recognized $6.8 million of benefit from this settlement in 2008.

        Net income available to OfficeMax common shareholders for the first quarter of 2009 was $13.1 million, or $0.17 per diluted share compared to $62.4 million, or $0.81 per diluted share for the first quarter of 2008.

OfficeMax, Contract
($ in millions)

	Quarter Ended
	2009	2008
Sales	$927.6	$1,195.1
Gross profit	194.6	271.8
Gross profit margin	21.0%	22.7%
Operating, selling and general and administrative expenses	173.1	209.8
Percentage of sales	18.7%	17.5%
Other operating expenses	—	2.4

Total operating expenses	173.1	212.2
Segment income	$21.5	$59.6
Sales by Product Line
Office supplies and paper	$554.8	$690.9
Technology products	288.5	367.3
Office furniture	84.3	136.9
Sales by Geography
United States	$670.0	$826.4
International	257.6	368.7
Sales Growth
Total sales growth	(22.4)%	(5.5)%

        For the first quarter of 2009, Contract segment sales decreased 22.4% to $927.6 from $1,195.1 million for the first quarter of 2008, reflecting a U.S. sales decline of 18.9%, and an International Contract operations sales decline of 30.1% in U.S. dollars (a sales decrease of 7.6% in local currencies). U.S. Contract sales in the first quarter reflect weaker sales from existing corporate accounts and our continued discipline in account acquisition. U.S. sales to existing corporate customers declined by 15.6% in the first quarter of 2009 compared to an 11.3% decline in the fourth quarter of 2008, reflecting continued lower spending and headcount reduction initiatives at those firms. Another key factor in the decline is that sales from new customers in the first quarter of 2009 were less than sales from lost customers in the first quarter of 2008. This reflects the impact of the weak economy, but also our disciplined approach to customer acquisition and renewals since the middle of 2007. Recent trends in new customer account acquisitions have been favorable, without compromising our profitability thresholds.

        Contract segment gross profit margin decreased by 1.7% of sales to 21.0% of sales in the first quarter of 2009 compared to 22.7% of sales in the first quarter of 2008. The decrease in gross profit margin was primarily due to softer market conditions as well as a sales mix shift to a higher percentage of lower-margin consumable items. Also contributing to the decrease was the deleveraging of fixed delivery and occupancy costs from lower sales. Targeted cost controls in our delivery fleet helped to mitigate the impact of deleveraging.

        Operating, selling and general and administrative expenses for the Contract segment increased by 1.2% of sales to 18.7% of sales for the first quarter of 2009, compared to 17.5% of sales for the first quarter of 2008. The increase was primarily due to the deleveraging of fixed expenses from lower sales, partially offset by cost management initiatives, including lower payroll and benefit costs as a result of fewer personnel in our customer fulfillment and customer service centers and the reduction in force at the corporate headquarters in the fourth quarter of 2008. During the first quarter of 2008, Contract segment operating expense included a $2.4 million charge related to the consolidation of manufacturing facilities in New Zealand.

        Contract segment income decreased $38.1 million to $21.5 million, or 2.3% of sales in the first quarter of 2009, from operating income of $59.6 million, or 5.0% of sales, in the first quarter of 2008.

OfficeMax, Retail
($ in millions)

	Quarter Ended
	March 28, 2009	March 29, 2008
Sales	$984.1	$1,107.8
Gross profit	271.0	316.1
Gross profit margin	27.5%	28.5%
Operating, selling and general and administrative expenses	245.7	284.9
Percentage of sales	24.9%	25.7%
Other operating expense	9.9	1.8

Total operating expenses	255.6	286.7
Segment income	$15.4	$29.4
Sales by Product Line
Office supplies and paper	$372.6	$420.7
Technology products	527.5	582.1
Office furniture	84.0	105.0
Sales by Geography
United States	$937.4	$1,038.9
International	46.7	68.9
Sales Growth
Total sales growth	(11.2)%	(5.5)%
Same-store sales growth	(12.7)%	(8.7)%

        Retail segment sales decreased 11.2% to $984.1 million for the first quarter of 2009 from $1,107.8 for the first quarter of 2008, reflecting a same-store sales decrease of 12.7%, partially offset by sales from new stores. Retail same-store sales for the first quarter of 2009 declined across all major product categories primarily due to weaker consumer and small business spending. Store traffic and average ticket amounts continue to decline compared to prior year due to the weaker economy. During the first quarter of 2009, we opened six retail stores in the U.S. and closed six, ending the period with 939 retail stores in the U.S. Grupo OfficeMax, our majority-owned joint venture in Mexico, closed two stores during the first quarter of 2009, ending the period with 81 retail stores.

        Retail segment gross profit margin decreased by 1.0% of sales to 27.5% of sales for the first quarter of 2009 compared to 28.5% of sales in the first quarter of 2008, primarily due to deleveraging of fixed occupancy costs, with a sales mix shift to a higher percentage of lower margin technology sales, partially offset by higher margins on certain product categories, which were helped by strong cost support from our vendors, as we maintain our positive relationships with them.

        Retail segment operating, selling, and general and administrative expenses decreased to 24.9% of sales for the first quarter of 2009 compared to 25.7% of sales for the first quarter of 2008, primarily due to cost reductions in response to the sales shortfall, partially offset by new store expenses and the deleveraging effect of reduced sales. Cost reductions consist primarily of reduced payroll and benefit costs resulting from reductions in staff in the stores, in field management and at the corporate headquarters in 2008, and also include reduced depreciation expense resulting from 2008 store impairments, lower pre-opening costs and other targeted cost reductions.

        Other operating expense in the first quarter of 2009 includes pre-tax charges of $9.9 million related to the closing of eight underperforming stores prior to the end of their lease terms, of which six were in the U.S. and two were in Mexico. First quarter of 2008 included a $1.8 million pre-tax charge related to employee severance costs for reorganization of the Retail field and ImPress print and document services management organization.

        Retail segment operating income decreased to $15.4 million or 1.6% of sales in the first quarter of 2009, compared to $29.4 million, or 2.6% of sales, in the first quarter of 2008.

Corporate and Other

        Corporate and Other expenses decreased to $9.4 million in the first quarter of 2009 from $10.4 million in the first quarter of 2008, due primarily to lower payroll and benefit costs as well as reduced legacy-related costs.

Liquidity and Capital Resources

        As of March 28, 2009, we had $149.3 million of cash and cash equivalents and $342.2 million of short-term and long-term debt, excluding the $1,470 million of timber securitization notes. The maximum aggregate borrowing amount available under our revolver was $550.5 million as of March 28, 2009. Excess availability under the revolving credit facility totaled $485.6 million as of March 28, 2009. The amount available reflects issued standby letters of credit of $64.9 million which reduce the Company's borrowing capacity. As of March 28, 2009, the Company was in compliance with all covenants under the revolving credit facility agreement which expires on July 12, 2012.

        Our primary ongoing cash requirements relate to working capital, expenditures for property and equipment, lease obligations, pension funding and debt service. We expect to fund these requirements through a combination of cash on-hand, cash flow from operations and seasonal borrowings under our revolving credit facility. The sections that follow discuss in more detail our operating, investing, and financing activities, as well as our financing arrangements.

Operating Activities

        OfficeMax's operating activities generated $3.1 million of cash during the first quarter of 2009, and $142.4 million of cash during the first quarter of 2008. The decline compared to 2008 was due principally to lower net earnings before non-cash depreciation and amortization expense and the timing and associated decrease of payables and accruals, mitigated by reduced inventory levels. We ended the first quarter of 2009 with inventory $169 million lower than at the end of the first quarter of 2008, with lower inventory per store and per distribution center, partially offset by store growth over the past year. Accounts payable at the end of the first quarter of 2009 were $185 million lower than the prior year period (first quarter of 2008), primarily reflecting lower inventory levels and timing of payments. Accounts receivable at the end of the first quarter of 2009 were $110 million lower than the prior year period, reflecting sales volume declines in the Contract segment, as well as days sales outstanding comparable to the prior year period.

        We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax, Contract employees. Pension expense was $5.7 million and $0.5 for the first quarters of 2009 and 2008, respectively. In the first quarters of 2009 and 2008, we made contributions to our pension plans totaling $2.0 million and $0.9 million, respectively. For the full year, the minimum required funding contribution for 2009 is approximately $6.7 million and the expense is projected to be approximately $25 million compared to actual expense of $4.2 million in 2008. We are currently evaluating a funding option recently introduced by the IRS that would require our 2010 cash contributions to be between $10 and $20 million dollars, which is significantly lower than our prior expected contribution of $50 to $70 million dollars. Financial market performance could materially impact our funded status and the expected payments.

Investment Activities

        Our investing activities, primarily expenditures for property and equipment, used $10.5 million of cash during the first quarter of 2009 compared to $33.0 million during the first quarter of 2008. We expect our capital investments in 2009 to total between $50 and $70 million comprised of leasehold improvements, new stores, and replacement and maintenance projects. In 2009, we expect to open up to 12 new stores and close between 15 and 25 stores.

Financing Activities

        Our financing activities used $14.2 million of cash during the first quarter of 2009, compared with $50.3 million during the first quarter of 2008. Preferred dividend payments totaled $1.6 million and $0.1 million during the first quarter of 2009 and 2008, respectively, with the difference due to the timing of payment dates. Dividends to common shareholders totaled $11.4 million in the first quarter of 2008. However, due to the challenging economic environment, and to conserve cash, our quarterly cash dividend was suspended in December 2008. During the first quarter of 2009, we used $9.8 million of cash to reduce debt as compared to $30.5 million for the same period in 2008.

Financing Arrangements

        Our debt structure consists of credit agreements, note agreements and other borrowings. Information regarding our debt structure is included below. We lease our store space and certain other property and equipment under operating leases. Our obligations under these operating leases are not included in debt.

Credit Agreements

        On July 12, 2007, we entered into an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with a group of banks. The Loan Agreement permits us to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The revolving credit facility may be increased (up to a maximum of $800 million) at our request or reduced from time to time, in each case according to the terms detailed in the Loan Agreement. There were no borrowings outstanding under our revolving credit facilities as of March 28, 2009 or December 27, 2008, and there were no borrowings outstanding under these facilities during the first quarter of 2009 or 2008. Letters of credit, which may be issued under the revolving credit facility up to a maximum of $250 million, reduce available borrowing capacity under the revolving credit facility. Letters of credit issued under the revolving credit facility totaled $64.9 million as of March 28, 2009 and $66.7 million as of December 27, 2008. As of March 28, 2009, the maximum aggregate borrowing amount available under the revolving credit facility was $550.5 million and excess availability under the revolving credit facility totaled $485.6 million. At March 28, 2009, we were in compliance with all covenants under the Loan Agreement. The Loan Agreement expires on July 12, 2012.

        Borrowings under the revolving credit facility bear interest at rates based on either the prime rate or the London Interbank Offered Rate ("LIBOR"). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolving credit facility depending on the level of average excess availability. Fees on letters of credit issued under the revolving credit facility were charged at a weighted average rate of 0.875% during the first quarter of 2009. We are charged an unused line fee of

0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit.

        As of March 28, 2009, Grupo OfficeMax, our 51% owned joint venture in Mexico, had total borrowings of $16.0 million. This included $9.9 million under an installment loan agreement that Grupo OfficeMax entered into during the third quarter of 2008. The joint venture was not in compliance with its debt covenants relating to the installment loan agreement, but anticipates that the lending institution will provide a waiver of the covenant violations. The installment loan is due in 60 monthly payments beginning in the second quarter of 2009. The joint venture also has $6.1 million of short term borrowings. The financing for Grupo OfficeMax is unsecured with no recourse against the Company. Subsequent to the first quarter of 2009, the Company and its joint venture partners made capital contributions to Grupo OfficeMax. The Company's contribution was $6.0 million and represented 51% of the total contribution, consistent with its ownership percentage in the joint venture.

Timber Notes

        In October 2004, we sold our timberland assets in exchange for $15 million in cash plus credit-enhanced timber installment notes in the amount of $1,635 million. The Installment Notes were issued by single-member limited liability companies formed by Boise Cascade, L.L.C. Then, in order to support the Installment Notes, the Note Issuers transferred $1,635 million in cash ($817.5 million each) to Lehman and Wachovia who issued collateral notes to the Note Issuers and guarantees on the performance of the Installment Notes. In December 2004, we completed a securitization transaction in which the Company's interests in the Installment Notes and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries. The subsidiaries pledged the Installment Notes and related guarantees and issued the Securitization Notes in the amount of $1,470 million. Recourse on the Securitization Notes is limited to the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty. On September 15, 2008 Lehman filed for bankruptcy. The Installment Note guaranteed by Lehman will be transferred to the holders of our Securitization Notes in order to settle and extinguish that liability. We expect this transfer to occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized.

        We are required for accounting purposes to assess the carrying value of assets whenever circumstances indicate that a decline in value may have occurred. After evaluating the situation, we concluded in late October 2008 that as a result of the Lehman bankruptcy, it was probable that we would be unable to collect all amounts due according to the contractual terms of the Lehman Guaranteed Installment Note. Accordingly, we evaluated the carrying value of the Lehman Guaranteed Installment Note and reduced it to the estimated amount we expect to collect ($81.8 million) by recording a non-cash impairment charge of $735.8 million, pre-tax, in the third quarter of 2008. We based our estimate of the recoverable amount of the Lehman Guaranteed Installment Note on a variety of factors, including consultations with financial advisors and review of the trading prices on outstanding Lehman debt instruments with similar contractual interest rates and maturities.

        Measuring impairment of a loan requires judgment and estimates, and the eventual outcome may differ from our estimate by a material amount. The Lehman Guaranteed Installment Note has been pledged as collateral for the related Securitization Notes, and therefore it may not freely be transferred to any party other than the indenture trustee for the Securitization Note holders. Accordingly, the ultimate amount to be realized on the Lehman Guaranteed Installment Note depends entirely on the proceeds from the Lehman bankruptcy estate, which may not be finally determined for several years. At March 28, 2009 and December 27, 2008, the carrying value of the Lehman Guaranteed Installment Note was $81.8 million. Going forward, we intend to adjust the carrying value of the Lehman Guaranteed Installment Note as further information regarding our share of the proceeds, if any, from the Lehman bankruptcy estate becomes available.

        Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty. Accordingly, the Lehman Guaranteed Installment Note and underlying guarantees by Lehman will be transferred to the holders of the Securitization Notes guaranteed by Lehman in order to settle and extinguish that liability. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been "extinguished", under the guidance in paragraph 16 of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which will occur when the Lehman Guaranteed Installment Note and the guaranty are transferred to and accepted by the note holders. We expect that this will occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman ($735.0 million at March 28, 2009) and the carrying value of the Lehman Guaranteed Installment Note ($81.8 million at March 28, 2009) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

        Through March 28, 2009, we have received all payments due under the Installment Note guaranteed by Wachovia, which have consisted only of interest due on the notes, and made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Note are current, and we have no reason to believe that we will not collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Note, the note is stated in our Consolidated Balance Sheet at its original principal amount of $817.5 million. Wachovia exhibited signs of financial distress in the fourth quarter of 2008 and was acquired by Wells Fargo & Co. in a stock transaction. The current credit crisis could have additional adverse impact on our business and financial condition if Wachovia (acquired by Wells Fargo & Co. in 2008), the other timber notes guarantor, is unable to perform its obligations under the other timber installment notes, which would result in a significant accelerated tax and impairment impact.

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

Disclosures of Financial Market Risks

Financial Instruments

        Our debt is predominantly fixed-rate. At March 28, 2009, the estimated current fair value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $876.2 million less than the amount of debt reported in the Consolidated Balance Sheet. The excess of carrying amount over fair value of debt includes $653.2 million related to the Securitization Notes guaranteed by Lehman. We expect to settle this obligation by transferring the Installment Notes guaranteed by Lehman to the holders of the related Securitization Notes when the Lehman bankruptcy is finalized. Our timber notes receivable also bear interest at a fixed rate. At March 28, 2009, the estimated fair value of these instruments was $129 million lower than their carrying amount.

        The table below provides information about our financial instruments outstanding at March 28, 2009 that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rates, the table sets forth payout amounts based on rates as of March 28, 2009 and does not attempt to project future rates. The table also does not include our obligations for pension plans and other post retirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax employees. As our plans were frozen in 2003, our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits. However, the pension plan obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension members living longer. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels.

	March 28, 2009		December 27, 2008
	Carrying Amount	Fair value	Carrying Amount	Fair value
	(millions)
Debt:
Fixed-rate debt	$326.2	$203.6	$331.5	$214.6
Variable-rate debt	$16.0	$15.3	$22.9	$22.1
Timber notes securitized
Wachovia	$735.0	$635.3	$735.0	$736.8
Lehman	$735.0	$81.8	$735.0	$81.8
Financial assets:
Timber notes receivable
Wachovia	$817.5	$688.5	$817.5	$801.9
Lehman	81.8	81.8	81.8	81.8

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

        During the first quarter of 2009, we recorded pre-tax charges of $9.9 million related to the closing of eight underperforming stores prior to the end of their lease, of which six were in the U.S. and two were in Mexico.

        At March 28, 2009, the integration and facility closure reserve was $56.3 million with $15.2 million included in current liabilities, and $41.1 million included in long-term liabilities. The vast majority of the reserve represents future lease obligations of $111.3 million, net of anticipated sublease income of approximately $55.0 million. Cash payments relating to the integration and facility closures were $5.5 million and $8.3 million during the first quarter of 2009 and 2008, respectively.

Contractual Obligations

        For information regarding contractual obligations, see the caption "Contractual Obligations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 27, 2008. At March 28, 2009, there had not been a material change to the information regarding conractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 27, 2008.

        In accordance with an amended and restated joint venture agreement, the minority owner of our subsidiary in Mexico, Grupo OfficeMax, can elect to put its remaining 49% interest in the subsidiary to OfficeMax if earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. As of March 28, 2009, the put was not exercisable as Grupo OfficeMax did not meet the earnings targets.

Off-Balance-Sheet Activities and Guarantees

        For information regarding off-balance-sheet activities and guarantees, see "Off-Balance-Sheet Activities and Guarantees" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 27, 2008. At March 28, 2009, there had not been a material change to the information regarding off-balance-sheet-activities and guarantees disclosed in our Annual Report on Form 10-K for the year ended December 27, 2008.

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

Environmental

        For information regarding environmental issues, see the caption "Environmental" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 27, 2008.

Critical Accounting Estimates

        For information regarding critical accounting estimates, see the caption "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 27, 2008. There have been no significant changes to the areas noted with critical accounting estimates during the first quarter of 2009.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding market risk see the caption "Disclosures of Financial Market Risk" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 27, 2008. At March 28, 2009, there had not been a material change to the information regarding market risk disclosed in the Company's Annual Report on Form 10-K for the year ended December 27, 2008.

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

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position, results of operations or cash flows. For information concerning legal proceedings, see "Item 3. Legal Proceedings" and Note 17, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in the Company's Annual Report on Form 10-K for the year ended December 27, 2008.

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

        The impact of the credit crisis on our customers could adversely impact the overall demand for our products and services, which would have a negative effect on our revenues, as well as impact our customers' ability to pay their obligations, which could have a negative effect on our bad debt expense and cash flows. In addition, we are currently attempting to replace our private label credit card program as the current card program terminates on May 31, 2009. A new program may not be done on terms acceptable to us, or at all. Also, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions, including if we were to experience reduced availability in our Amended and Restated Loan and Security Agreement ("Loan Agreement") due to lower secured assets. In September 2008, Lehman Brothers Holdings Inc. ("Lehman"), a guarantor under a portion of our timber installment notes, filed for bankruptcy. As a result, in the third quarter of 2008, we recorded an impairment charge of $735.8 million on the timber installment note guaranteed by Lehman, which reduced net income by $449.5 million. The credit crisis could have additional adverse impact on our business and financial condition if Wachovia Corporation (acquired by Wells Fargo & Co. in 2008), the other timber notes guarantor, is unable to perform its obligations under the other timber installment notes, or if parties to our Loan Agreement are forced to file for bankruptcy or are otherwise unable to perform their obligations.

        In addition, we sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees (the "Pension Plans"). At the end of 2008, the Pension Plans were under funded by $435 million, largely as a result of the significantly diminished value of the plan assets due to the negative return on plan assets experienced in 2008. We may be required to make large contributions in years subsequent to 2009 in order to maintain required funding levels under the Pension Plans which will have an adverse impact on our cash flows and our financial results. Financial market performance and IRS funding requirements could materially change these expected payments.

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

        Intense competition in our markets could harm our ability to maintain profitability. Domestic and international office products markets are highly and increasingly competitive. Customers have many options when purchasing office supplies and paper, print and document services, technology products and solutions and office furniture. We compete with worldwide contract stationers, office supply superstores, mass merchandisers, wholesale clubs, computer and electronics superstores, Internet merchandisers, direct-mail distributors, discount retailers, drugstores, supermarkets and thousands of local and regional contract stationers. In addition, an increasing number of manufacturers of computer hardware, software and peripherals, including some of our suppliers, have expanded their own direct marketing efforts. The other large office supply superstores have increased their presence in close proximity to our stores in recent years and are expected to continue to do so in the future. In addition, many of our competitors have expanded their office products assortment, and we expect they will continue to do so. We anticipate increasing competition from our two domestic office supply superstore competitors and various other competitors for print-for-pay and related services. Print and documents services, or print-for-pay, and related services have historically been a key point of difference for OfficeMax stores. Any or all of our competitors may become even more aggressive in the future. Increased competition in the office products markets, together with increased advertising, has heightened price awareness among end-users. Such heightened price awareness has led to margin pressure on office products and impacted the results of both our Retail and Contract segments. In addition to price, competition is also based on customer service, differentiation from competitors, the quality and breadth of product selection, and convenient locations. Some of our competitors are larger than us and have greater financial resources, which afford them greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Information concerning our stock repurchases during the three months ended March 28, 2009 is below. All stock was withheld to satisfy our tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 28, 2008 – January 24, 2009	3,990	$7.61	—	—
January 25 – February 21, 2009	173,421	$5.55	—	—
February 22 – March 28, 2009	22	$3.40	—	—

Total	177,433	$5.60	—	—

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

OFFICEMAX INCORPORATED
/s/ BRUCE BESANKO Bruce Besanko Executive Vice President and Chief Financial Officer (As Duly Authorized Officer and Principal Financial Officer)
Date: May 5, 2009

OFFICEMAX INCORPORATED
INDEX TO EXHIBITS

        Filed With the Quarterly Report on Form 10-Q for the Quarter Ended March 28, 2009

Number	Description
3.1.1(1)	Restated Certificate of Incorporation
3.1.2(2)	Amendment to Certificate of Incorporation
3.2 (3)	OfficeMax Incorporated Bylaws, amended and restated as of February 12, 2009
10.1 (4)	Form of Amendment of OfficeMax Incorporated Executive Savings Deferral Plan
10.2 (5)	Form of 2009 Annual Incentive Award Agreement
10.3 (6)	Waiver and Ratification dated February 12, 2009
10.4 (7)	Form of 2009 Restricted Stock Unit Award Agreement (Performance Based)
10.5 (8)	Form of 2009 Nonqualified Stock Option Award Agreement
10.6 (9)	Resolutions of the Executive Compensation Committee (Life Insurance Plan)
10.7 (10)	Change in Control Agreement dated February 16, 2009
10.8 (11)	Nondisclosure and Noncompetition Agreement dated March 2, 2009
31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Section 906 Certifications of Chief Executive Officer and Principal Financial Officer of OfficeMax Incorporated

*
Filed with this Form 10-Q.

(1)
Exhibit 3.1.1 was filed under the exhibit 3.1 in our Current Report on Form 8-K dated April 24, 2006, and is incorporated herein by reference.

(2)
Exhibit 3.1.2 was filed under the exhibit 3.1 in our Current Report on Form 8-K dated May 1, 2007, and is incorporated herein by reference.

(3)
Exhibit 3.2 was filed under exhibit number 3.2 in our Current Report on Form 8-K dated February 18, 2009, and is incorporated herein by reference.

(4)
Exhibit 10.1 was filed under exhibit number 99.1 in our Current Report on Form 8-K dated January 28, 2009, and is incorporated herein by reference.

(5)
Exhibit 10.2 was filed under exhibit number 99.2 in our Current Report on Form 8-K dated February 18, 2009, and is incorporated herein by reference.

(6)
Exhibit 10.3 was filed under exhibit number 99.3 in our Current Report on Form 8-K dated February 18, 2009, and is incorporated herein by reference.

(7)
Exhibit 10.4 was filed under exhibit number 99.4 in our Current Report on Form 8-K dated February 18, 2009, and is incorporated herein by reference.

(8)
Exhibit 10.5 was filed under exhibit number 99.5 in our Current Report on Form 8-K dated February 18, 2009, and is incorporated herein by reference.

(9)
Exhibit 10.6 was filed under exhibit number 99.6 in our Current Report on Form 8-K dated February 18, 2009, and is incorporated herein by reference.

(10)
Exhibit 10.7 was filed under exhibit number 99.1 in our Current Report on Form 8-K dated March 6, 2009, and is incorporated herein by reference.

(11)
Exhibit 10.8 was filed under exhibit number 99.2 in our Current Report on Form 8-K dated March 6, 2009, and is incorporated herein by reference.