Form 10-Q
period 2009-06-27
OFFICEMAX INC
filed 2009-08-04
CIK 12978

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2009
or
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 29, 2009
Common Stock, $2.50 par value	76,289,641

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Three Months Ended
	June 27, 2009	June 28, 2008
	(unaudited)
Sales	$1,657,878	$1,984,641
Cost of goods sold and occupancy costs	1,262,969	1,501,063

Gross profit	394,909	483,578
Operating expenses:
Operating and selling	323,621	372,709
General and administrative	70,455	70,994
Goodwill and other asset impairments	—	935,340
Other operating expenses	28,296	7,100

Total operating expenses	422,372	1,386,143
Operating loss	(27,463)	(902,565)
Interest expense	(19,319)	(29,642)
Interest income	15,115	21,682
Other income, net	213	88

Loss before income taxes	(31,454)	(910,437)
Income tax benefit	13,726	16,320

Net loss attributable to OfficeMax and noncontrolling interest	(17,728)	(894,117)
Joint venture results attributable to noncontrolling interest	780	(103)

Net loss attributable to OfficeMax	(16,948)	(894,220)
Preferred dividends	(766)	(1,052)

Net loss available to OfficeMax common shareholders	$(17,714)	$(895,272)

Net loss per common share:
Basic	$(0.23)	$(11.79)
Diluted	$(0.23)	$(11.79)

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Six Months Ended
	June 27, 2009	June 28, 2008
	(unaudited)
Sales	$3,569,602	$4,287,562
Cost of goods sold and occupancy costs	2,709,131	3,216,156

Gross profit	860,471	1,071,406
Operating expenses:
Operating and selling	682,301	797,098
General and administrative	139,898	151,641
Goodwill and other asset impairments	—	935,340
Other operating expenses	38,236	11,274

Total operating expenses	860,435	1,895,353
Operating income (loss)	36	(823,947)
Interest expense	(38,667)	(59,322)
Interest income	25,577	43,581
Other income, net	2,840	20,705

Loss before income taxes	(10,214)	(818,983)
Income tax benefit (expense)	5,517	(10,935)

Net loss attributable to OfficeMax and noncontrolling interest	(4,697)	(829,918)
Joint venture results attributable to noncontrolling interest	1,669	(959)

Net loss attributable to OfficeMax	(3,028)	(830,877)
Preferred dividends	(1,538)	(2,027)

Net loss available to OfficeMax common shareholders	$(4,566)	$(832,904)

Net loss per common share:
Basic	$(0.06)	$(10.99)
Diluted	$(0.06)	$(10.99)

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	June 27, 2009	December 27, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$295,839	$170,779
Receivables, net	499,739	561,509
Related party receivables	6,785	5,337
Inventories	796,152	949,401
Deferred income taxes and receivables	196,129	105,140
Other current assets	61,584	62,850

Total current assets	1,856,228	1,855,016
Property and equipment:
Land and land improvements	39,793	38,720
Buildings and improvements	481,592	473,188
Machinery and equipment	783,591	777,371

Total property and equipment	1,304,976	1,289,279
Accumulated depreciation	(839,178)	(798,551)

Net property and equipment	465,798	490,728
Intangible assets, net	83,105	81,793
Investments in affiliates	175,000	175,000
Timber notes receivable	899,250	899,250
Deferred income taxes	363,049	436,182
Other non-current assets	168,081	235,614

Total assets	$4,010,511	$4,173,583

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	June 27, 2009	December 27, 2008
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$45,484	$64,452
Accounts payable:
Trade	572,162	727,424
Related parties	33,095	28,373
Income tax payable	15,571	18,288
Accrued expenses and other current liabilities:
Compensation and benefits	101,090	112,041
Other	228,829	246,893

Total current liabilities	996,231	1,197,471
Long-term debt:
Long-term debt, less current portion	288,745	289,922
Timber notes securitized	1,470,000	1,470,000

Total long-term debt	1,758,745	1,759,922
Other long-term obligations:
Compensation and benefits	495,247	502,447
Deferred gain on sale of assets	179,757	179,757
Other long-term obligations	244,189	222,112

Total other long-term obligations	919,193	904,316
Noncontrolling interest in joint venture	28,261	21,871
Shareholders' equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 837,496 and 945,899 shares outstanding	37,687	42,565
Common stock—$2.50 par value; 200,000,000 shares authorized; 76,289,602 and 75,977,152 shares outstanding	190,724	189,943
Additional paid-in capital	923,858	925,328
Accumulated deficit	(604,659)	(600,095)
Accumulated other comprehensive loss	(239,529)	(267,738)

Total shareholders' equity	308,081	290,003

Total liabilities and equity	$4,010,511	$4,173,583

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(thousands)

	Six Months Ended
	June 27, 2009	June 28, 2008
	(unaudited)
Cash provided by operations:
Net loss attributable to OfficeMax and noncontrolling interest	$(4,697)	$(829,918)
Items in net loss not using (providing) cash:
Earnings from affiliates	(3,261)	(3,121)
Depreciation and amortization	60,419	70,141
Non-cash impairment charge	—	935,340
Pension and other postretirement expense	7,252	(128)
Other	4,179	(3,565)
Changes other than from acquisition of business:
Receivables	48,814	56,524
Inventories	163,290	77,839
Accounts payable and accrued liabilities	(192,096)	(103,453)
Current and deferred income taxes	(20,049)	(24,425)
Other	50,356	(40,600)

Cash provided by operations	114,207	134,634
Cash provided by (used for) investment:
Expenditures for property and equipment	(18,591)	(75,962)
Other	40,761	9,284

Cash provided by (used for) investment	22,170	(66,678)
Cash provided by (used for) financing:
Cash dividends paid	(1,662)	(22,884)
Short-term borrowings (repayments), net	(4,465)	4,292
Payments of long-term debt	(15,836)	(34,784)
Other	1,444	(11,328)

Cash used for financing	(20,519)	(64,704)
Effect of exchange rates on cash and cash equivalents	9,202	33
Increase in cash and cash equivalents	125,060	3,285
Cash and cash equivalents at beginning of period	170,779	152,637

Cash and cash equivalents at end of period	$295,839	$155,922

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

        The accompanying quarterly consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries as well as those of variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements are for the thirteen-week and twenty-six week periods ended on June 27, 2009 (also referred to as the "second quarter of 2009" and "first six months of 2009", respectively) and the thirteen-week and twenty-six week periods ended on June 28, 2008 (also referred to as the "second quarter of 2008" and "first six months of 2008", respectively). The Company's fiscal year ends on the last Saturday in December. Due primarily to statutory reporting requirements, the Company's international businesses end their quarters on the last calendar day of the month, with our majority-owned joint venture in Mexico reporting one month in arrears.

        The Company manages its business using three reportable segments: OfficeMax, Contract ("Contract segment" or "Contract"); OfficeMax, Retail ("Retail segment" or "Retail"); and Corporate and Other. Management reviews the performance of the Company based on these segments. We present information pertaining to our segments in Note 12. Segment Information.

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

        The quarterly consolidated financial statements included herein have not been audited by an independent registered public accounting firm, but in the opinion of management, include all adjustments necessary to present fairly the results for the periods. Except as disclosed within these "Notes to Quarterly Consolidated Financial Statements (unaudited)," the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results which may be expected for a full year.

        In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141R, "Business Combinations" ("SFAS 141R"). This statement amends SFAS 141 and provides revised guidance for recognizing and measuring assets acquired and liabilities assumed in a business combination. This statement also requires that transaction costs in a business combination be expensed as incurred. SFAS 141R applies to business combinations prospectively, and at OfficeMax will impact the accounting for business combinations completed on or after December 28, 2008.

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

1. Basis of Presentation (Continued)

accounting principles and expands disclosures about fair value measurements. SFAS 157 was effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. The Company adopted the provisions of SFAS 157 for financial assets and liabilities effective at the beginning of fiscal year 2008 and for non-financial assets and liabilities effective at the beginning of fiscal year 2009. The adoption of SFAS 157 had no significant impact on our financial statements for either fiscal year 2008 or 2009.

        In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements" ("SFAS 160"). This statement requires noncontrolling interests (previously referred to as minority interests) to be treated as a separate component of equity, not as a liability or other item outside of permanent equity. SFAS 160 is effective for periods beginning on or after December 15, 2008, and is to be applied prospectively to all noncontrolling interests, including those that arose prior to the effective date. While the accounting requirements of SFAS 160 are to be applied prospectively, prior period financial information must be recast to attribute net income and other comprehensive income to noncontrolling interests and provide other disclosures required by SFAS 160. The Company adopted the provisions of SFAS 160 for all noncontrolling interests effective at the beginning of fiscal year 2009, and has revised its prior period financial statements to reflect the change in presentation and additional disclosures required by SFAS 160.

        In December 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 132(R)-1, "Employers' Disclosures about Postretirement Benefit Plan Assets" ("FSP FAS 132(R)-1"), to provide guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. FSP FAS 132(R)-1 requires enhanced disclosures about the fair value of plan assets including major categories of plan assets, inputs and valuation techniques used to measure fair value, significant concentrations of risk, the method used to allocate investments and the effect of fair value measurements using significant unobservable inputs. The disclosures about plan assets required by this FSP must be provided for fiscal years ending after December 15, 2009. The Company will make the required disclosures in the notes to its annual consolidated financial statements, and is currently assessing the impact of applying this FSP.

        In April 2009, the FASB issued FASB Staff Position FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"), FSP FAS 115-2, FAS 124-2 and EITF 99-20-2, "Recognition and Presentation of Other-Than-Temporary Impairments", and FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments". The FSPs clarify the guidance in SFAS 157 related to measuring fair-value in inactive markets, modify the recognition and measurement of other-than-temporary impairments of debt securities, and require public companies to disclose the fair values of financial instruments in interim periods. All three FSPs are effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company adopted these FSPs in the first quarter of fiscal year 2009, which required certain additional disclosures regarding the fair value of financial instruments in the financial statements.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS 165") which establishes accounting and disclosure requirements for subsequent events. SFAS 165 details the period after the balance sheet date during which the Company should evaluate events or transactions that

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

1. Basis of Presentation (Continued)

occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this statement prospectively for the period ended June 27, 2009 and has evaluated subsequent events through August 4, 2009, the filing date of this report.

        In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS 167"). SFAS 167 addresses the elimination of FIN 46(R)'s exceptions to consolidating qualifying special-purpose entities (the "QSPE") which means more entities will be subject to consolidation assessments and reassessments. The statement requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity ("VIE") and clarifies characteristics that identify a VIE. In addition, SFAS 167 requires additional disclosures about a company's involvement with a VIE and any significant changes in risk exposure due to that involvement. This statement is effective for the Company beginning in fiscal 2010. The Company is currently evaluating the impact of the adoption of SFAS 167 but does not anticipate it will have a material impact on the results of operations and financial condition.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162" ("SFAS 168"). The Codification will become the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement is not intended to change existing GAAP and as such will not have a significant impact on the consolidated financial statements of the Company.

        Certain amounts included in the prior period's financial statements have been revised to conform with the current year's presentation. In the current year, amounts related to earnings from affiliates, which were previously included in other operating expenses in the Consolidated Statements of Operations, were reclassified into general and administrative expenses due to their immateriality.

2. Facility Closure Reserves

        The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities and closes those facilities that are no longer strategically viable or economically beneficial. The Company records a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred, primarily the location's cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the required payments.

        During the first six months of 2009, the Company recorded charges of $31.2 million related to the closing of 21 underperforming stores prior to the end of their lease terms, of which 17 were in the U.S. and four were in Mexico. Of these charges, $21.3 million was recorded in the second quarter of 2009 and was associated with the closing of 11 stores in the U.S and two stores in Mexico. These charges were included in other operating expenses, in the Consolidated Statements of Operations.

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

2. Facility Closure Reserves (Continued)

        Facility closure reserve account activity during the first six months of 2009 and 2008 was as follows:

	Six Months Ended 2009
	Lease\Contract Terminations	Other	Total
	(thousands)
Balance at December 27, 2008	$48,439	$494	$48,933
Charges related to stores closed in 2009	29,911	1,297	31,208
Transfer of deferred rent balance	3,214	—	3,214
Changes to estimated costs included in income	1,469	(409)	1,060
Cash payments	(11,560)	(1,231)	(12,791)
Accretion	1,089	—	1,089

Balance at June 27, 2009	$72,562	$151	$72,713

	Six Months Ended 2008
	Lease\Contract Terminations	Other	Total
	(thousands)
Balance at December 29, 2007	$73,231	$3,831	$77,062
Charges to income	3,084	79	3,163
Changes to estimated costs included in income	(1,982)	(1,414)	(3,396)
Cash payments	(12,868)	(1,611)	(14,479)
Accretion	1,409	—	1,409

Balance at June 28, 2008	$62,874	$885	$63,759

        At June 27, 2009 approximately $20.3 million of the facility closure liability was included in other accrued liabilities and $52.4 million was included in other long-term liabilities. At June 27, 2009, the facility closure reserve included approximately $129 million for estimated future lease obligations, net of anticipated sublease income of approximately $56 million.

3. Severance and Other Charges

        During the second quarter of 2009, we recorded $6.9 million of severance charges in the Contract segment, principally related to U.S. and Canadian sales force reorganizations. These charges were included in other operating expenses in the Consolidated Statements of Operations.

        During the second quarter of 2008, the Company recorded a charge of $10.2 million related to severance arising from the reorganization of Retail store management. During the first quarter of 2008, the Company recorded charges of $2.4 million related to the consolidation of the Contract segment's manufacturing facility in New Zealand, and $1.8 million related to employee severance costs for reorganization of the Retail segment's field and Impress print and document services management organizations. As of June 27, 2009, $5.4 million of severance charges recorded in 2009 and 2008 remain unpaid and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

4. Timber Notes (Continued)

        Measuring impairment of a loan requires judgment and estimates, and the eventual outcome may differ from our estimate by a material amount. The Lehman Guaranteed Installment Note has been pledged as collateral for the related Securitization Notes, and therefore it may not be freely transferred to any party other than the indenture trustee for the Securitization Note holders. Accordingly, the ultimate amount to be realized on the Lehman Guaranteed Installment Note depends entirely on the proceeds from the Lehman bankruptcy estate, which may not be finally determined for several years. At June 27, 2009 and December 27, 2008, the carrying value of the Lehman Guaranteed Installment Note was $81.8 million. Going forward, we intend to adjust the carrying value of the Lehman Guaranteed Installment Note as further information regarding our share of the proceeds, if any, from the Lehman bankruptcy estate becomes available.

        Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman and Wachovia guaranty. Accordingly, the Lehman Guaranteed Installment Note and underlying guarantees by Lehman will be transferred to the holders of the Securitization Notes guaranteed by Lehman in order to settle and extinguish that liability. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been "extinguished" under the guidance in paragraph 16 of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which will occur when the Lehman Guaranteed Installment Note and the guaranty are transferred to and accepted by the Securitization Note holders. We expect that this will occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman ($735.0 million at June 27, 2009) and the carrying value of the Lehman Guaranteed Installment Note ($81.8 million at June 27, 2009) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

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

        At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber note structure (Installment Note and Securitization Note transactions) allowed the Company to defer the resulting tax liability of $543 million until 2020, the maturity date for the Installment Notes. Due to the Lehman bankruptcy and note defaults, we initially concluded that approximately half of this gain would be accelerated into 2008 for tax purposes and we estimated and paid taxes on this gain in 2008. In estimating the cash taxes, we considered our available alternative minimum tax credits, a portion of which resulted from prior tax payments related to the sale of the timberlands in 2004, which were used to reduce the net tax payments. After extensive review

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

4. Timber Notes (Continued)

with our outside tax advisors, we appropriately modified our position as we finalized the 2008 tax return. We have concluded that the recognition of the Lehman portion of the gain was not triggered in 2008, but instead will be triggered when the Installment Note is transferred to the Securitization Note holders as payment and/or when the Lehman bankruptcy is resolved. By deferring the gain, we anticipate that taxes previously paid of approximately $60 million will be refunded from the federal and state governments, with the majority expected to be received in 2009.

        Through June 27, 2009, we have received all payments due under the Installment Note guaranteed by Wachovia, which have consisted only of interest due on the notes, and made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Installment Note guaranteed by Wachovia ("Wachovia Guaranteed Installment Note") are current and we have no reason to believe that we will not be able to collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Note, the note is stated in our Consolidated Balance Sheet at its original principal amount of $817.5 million.

5. Debt

Credit Agreements

        On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the "Loan Agreement") with a group of banks. The Loan Agreement permits the Company to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The revolving credit facility may be increased (up to a maximum of $800 million) at the Company's request or reduced from time to time, in each case according to the terms detailed in the Loan Agreement. There were no borrowings outstanding under the Company's revolving credit facility as of June 27, 2009 or December 27, 2008, and there were no borrowings outstanding under this facility during the first six months of 2009 or 2008. Letters of credit, which may be issued under the revolving credit facility up to a maximum of $250 million, reduce available borrowing capacity under the revolving credit facility. Stand-by letters of credit issued under the revolving credit facility totaled $64.8 million as of June 27, 2009 and $66.7 million as of December 27, 2008. As of June 27, 2009, the maximum aggregate borrowing amount available under the revolving credit facility was $563.9 million and excess availability under the revolving credit facility totaled $499.1 million. At June 27, 2009, the Company was in compliance with all covenants under the Loan Agreement. The Loan Agreement expires on July 12, 2012.

        Borrowings under the revolving credit facility bear interest at rates based on either the prime rate or the London Interbank Offered Rate ("LIBOR"). Margins are applied to the applicable borrowing rates and letter of credit fees under the revolving credit facility depending on the level of average excess availability. Fees on letters of credit issued under the revolving credit facility were charged at a weighted average rate of 0.875% during the first six months of 2009. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit.

        As of June 27, 2009, Grupo OfficeMax, our 51% owned joint venture in Mexico, had total outstanding borrowings of $18.1 million. This included $10.9 million under an installment loan agreement that Grupo OfficeMax entered into during the third quarter of 2008; which is due in 60 monthly payments beginning in the second quarter of 2009. The joint venture also had $7.2 million

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

5. Debt (Continued)

of short term borrowings. The financing for Grupo OfficeMax is unsecured with no recourse against the Company.

Other

        We have various unsecured debt outstanding, including approximately $189.9 million of revenue bonds due in varying amounts through 2029. Approximately $69.2 million of these obligations may be called in the near future in the event that a preliminary adverse determination from the Internal Revenue Service ("IRS") regarding the exempt status of interest on the bonds is upheld. We have appealed the proposed IRS determination. The $69.2 million of debt is classified as long-term debt in the Consolidated Balance Sheets as the bonds are not currently redeemable, pending the outcome of the appeal.

Cash Paid for Interest

        Cash payments for interest, net of interest capitalized and excluding payments related to the timber notes, were $12.0 million and $17.3 million for the quarter and six months ended June 27, 2009, respectively, and $9.8 million and $14.7 million for the quarter and six months ended June 28, 2008, respectively. Cash interest payments made on the Securitization Notes are completely offset by interest payments received on the Installment Notes.

6. Goodwill and Intangible Assets

Prior-year Impairment of Assets

        During the second and fourth quarters of 2008, the Company recorded non-cash impairment charges associated with goodwill, intangible assets and other long-lived assets of $935.3 million and $429.1 million, respectively, thereby reducing the carrying values of these assets reported in the Consolidated Balance Sheets by $1,364.4 million. These impairments were measured and recognized following the guidance in SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which require that the carrying value of these assets be tested for impairment whenever circumstances indicate that impairment may exist, and at least annually for goodwill and indefinite-lived intangibles. The combination of second and fourth quarter charges resulted in a full impairment of our goodwill balance as of the end of 2008.

        During the second quarter of 2008, the Company completed the first of two required tests related to the interim impairment of goodwill and long-lived assets and recorded an estimate of the impairment charge. The components of the estimated non-cash impairment charge consisted of $850 million of goodwill, $80 million of trade names and $5.3 million of fixed assets, comprised primarily of impairments of leasehold improvements at certain underperforming retail stores. The charge was recorded in the Retail segment ($471 million) and the Contract segment ($464 million). The impairment charge included a portion of goodwill that was not deductible for tax purposes, resulting in a tax benefit of $26.1 million or approximately three percent of the pre-tax charge amount.

        During the fourth quarter of 2008, the Company completed the final analysis of the second quarter impairment and recorded an additional non-cash, pre-tax impairment charge of $103.8 million. Also in the fourth quarter of 2008, the Company recorded non-cash, pre-tax charges of $325.3 million associated with an interim impairment test performed in that period.

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

6. Goodwill and Intangible Assets (Continued)

Identifiable Intangible Assets

        Identifiable intangible assets consist of the values assigned to trade names, customer lists and relationships, noncompete agreements and exclusive distribution rights of businesses acquired. The trade name assets have an indefinite life and are not amortized, but are tested for impairment annually or more frequently if indicators of impairment are present. All other intangible assets are amortized on a straight-line basis over their expected useful lives. Customer lists and relationships are amortized over three to 20 years, noncompete agreements over their terms, which are generally three to five years, and exclusive distribution rights over ten years. In 2008, the carrying value of the Company's trade name assets was reduced by $107.2 million ($80.0 million in the second quarter and $27.2 million in the fourth quarter) as a result of the impairment reviews discussed above. No impairments of intangible assets were required or recorded in the first six months of 2009. Intangible assets consisted of the following:

	June 27, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$66,000	$—	$66,000
Customer lists and relationships	23,528	(9,584)	13,944
Noncompete agreements	174	(174)	—
Exclusive distribution rights	6,049	(2,888)	3,161

	$95,751	$(12,646)	$83,105

	December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$66,000	$—	$66,000
Customer lists and relationships	34,767	(21,848)	12,919
Noncompete agreements	12,844	(12,844)	—
Exclusive distribution rights	5,255	(2,381)	2,874

	$118,866	$(37,073)	$81,793

        Intangible asset amortization expense totaled $0.4 million and $0.7 million for the quarter and six months ended June 27, 2009, respectively. Intangible asset amortization expense totaled $1.4 million and $2.9 million for the quarter and six months ended June 28, 2008, respectively.

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

6. Goodwill and Intangible Assets (Continued)

        The changes in the gross carrying amounts of identifiable intangible assets during 2009 were as follows:

	Gross Carrying Amount December 27, 2008	Write-off of previously amortized amounts	Effect of foreign currency translation	Gross Carrying Amount June 27, 2009
	(thousands)
Trade names	$66,000	$—	$—	$66,000
Customer lists and relationships	34,767	(14,102)	2,863	23,528
Noncompete agreements	12,844	(12,680)	10	174
Exclusive distribution rights	5,255	—	794	6,049

	$118,866	$(26,782)	$3,667	$95,751

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

        We review the carrying value of this investment whenever events or circumstances indicate that its fair value may be less than its carrying amount. At December 27, 2008 and again at June 27, 2009, the Company requested and reviewed certain financial information of Boise Cascade, L.L.C., including estimated future cash flows as well as data regarding the valuation of comparable companies, and determined that there was no impairment of this investment. The Company will continue to monitor and assess this investment for impairment indicators.

        The Boise Cascade, L.L.C. non-voting equity units accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June and December. The Company recognized dividend income on this investment of $1.6 million in the second quarter of both years. The Company recognized dividend income on this investment of $3.3 million and $3.1 million in the first six months of 2009 and 2008, respectively. These amounts were recorded as a reduction of general and administrative expenses in the Consolidated Statements of Operations. The dividend receivable was $19.5 million at June 27, 2009 and was recorded in other non-current assets in the Consolidated Balance Sheets.

        The Company receives distributions from affiliates of Boise Cascade, L.L.C. for the income tax liability associated with its share of allocated earnings of Boise Cascade, L.L.C. During the first six months of 2009 and 2008, the Company received tax-related distributions of $2.6 million and $20.5 million, respectively. The larger distribution in 2008 reflected the gain on the sale by

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

7. Investments in Affiliates (Continued)

Boise Cascade, L.L.C. of a majority interest in its paper and packaging and newsprint businesses. The distributions are reported as other income, net in the Consolidated Statements of Operations.

8. Income Taxes

        As of June 27, 2009, the Company had $22.6 million of total gross unrecognized tax benefits, which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company's effective income tax rate in future periods. It is possible that the Company's liability for uncertain tax positions will be reduced by as much as $15.5 million by the end of 2009. Such reduction would result from the effective settlement of tax positions with various tax authorities. Income tax expense for the first six months of 2008 included a discrete benefit from the recognition of previously unrecognized tax benefits due to the effective settlement of a federal income tax audit covering certain periods through the 2005 tax year. The Company recognized $6.8 million of benefit from this settlement in 2008.

        A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

Amount
(thousands)
Balance at December 27, 2008	$20,380
Increase related to prior year tax positions	1,840
Decrease related to prior year tax positions	(785)
Increase related to current year tax positions	1,239
Settlements	(60)

Balance at June 27, 2009	$22,614

        As discussed in Note 4, Timber Notes, at the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber note structure (Installment Note and Securitization Note transactions) allowed the Company to defer the resulting tax liability of $543 million until 2020, the maturity date for the Installment Notes. Due to the Lehman bankruptcy and note defaults, we initially concluded that approximately half of this gain would be accelerated into 2008 for tax purposes and we estimated and paid taxes on this gain in 2008. In estimating the cash taxes, we considered our available alternative minimum tax credits, a portion of which resulted from prior tax payments related to the sale of the timberlands in 2004, which were used to reduce the net tax payments. After extensive review with our outside tax advisors, we appropriately modified our position as we finalized the 2008 tax return. We have concluded that the recognition of the Lehman portion of the gain was not triggered in 2008, but instead will be triggered when the Installment Note is transferred to the Securitization Note holders as payment and/or when the Lehman bankruptcy is resolved. By deferring the gain, we anticipate that taxes previously paid of approximately $60 million will be refunded from the federal and state governments, with the majority expected to be received in 2009. Accordingly, in the Consolidated Balance Sheets as of June 27, 2009, the Company has reestablished both the deferred tax liability related to the full deferred gain from the sale of the timberlands and the deferred tax assets relative to available alternative minimum tax credits.

        The Company or its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and multiple state and foreign jurisdictions. Years prior to 2006 are no longer subject to U.S. Federal income tax examination, and the Company is no longer subject to major state income tax examinations for years before 2002.

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

9. Shareholders' Equity and Noncontrolling Interest

        The following table reflects changes in shareholders' equity and noncontrolling interest for the first six months of 2009.

	Shareholders' Equity	Noncontrolling Interest
	(thousands)
Balance at December 27, 2008	$290,003	$21,871
Comprehensive income:
Net loss attributable to OfficeMax and noncontrolling interest	(3,028)	(1,669)
Other comprehensive income:
Foreign currency translation adjustments	25,086	774
Amortization of unrecognized retirement and benefit costs, net of tax	3,123	—

Comprehensive income attributable to OfficeMax and noncontrolling interest	25,181	(895)
Preferred stock dividends	(1,538)	—
Stock-based compensation	3,749	—
Capital contribution	—	7,303
Other	(9,314)	(18)

Balance at June 27, 2009	$308,081	$28,261

        In accordance with an amended and restated joint venture agreement, the minority owner of our subsidiary in Mexico, Grupo OfficeMax, can elect to put its remaining 49% interest in the subsidiary to OfficeMax if earnings targets are achieved. As such, the noncontrolling interest has been presented outside of permanent equity. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to put its ownership interest, the purchase price would be equal to fair value, calculated based on both the subsidiary's earnings for the last four quarters before interest, taxes and depreciation and amortization, and the current market multiples of similar companies. At June 27, 2009, Grupo OfficeMax did not meet the earnings targets.

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

10. Comprehensive Income

        Comprehensive income includes the following:

	Quarter Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(thousands)
Net loss attributable to OfficeMax and noncontrolling interest	$(17,728)	$(894,117)	$(4,697)	$(829,918)
Other comprehensive income:
Foreign currency translation adjustments	37,252	8,915	25,860	8,810
Amortization of unrecognized retirement and benefit costs, net of tax	418	1,231	3,123	2,462

Comprehensive income (loss) attributable to OfficeMax and noncontrolling interest	19,942	(883,971)	24,286	(818,646)
Less: Comprehensive income (loss) attributable to noncontrolling interest	4,390	1,624	(895)	2,996

Comprehensive income (loss) available to OfficeMax	$15,552	$(888,595)	$25,181	$(821,642)

11. Financial Instruments

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (non-derivatives), short-term borrowings and accounts payable approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company's other financial instruments at June 27, 2009 and December 27, 2008. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	June 27, 2009		December 27, 2008
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Financial assets:
Timber notes receivable
Wachovia	$817.5	$769.2	$817.5	$801.9
Lehman	81.8	81.8	81.8	81.8
Financial liabilities:
Debt	$334.2	$209.6	$354.4	$236.7
Securitization notes payable
Wachovia	$735.0	$707.2	$735.0	$736.8
Lehman	735.0	81.8	735.0	81.8

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

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

11. Financial Instruments (Continued)

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

  •
  Securitization notes payable:    The fair value of the Securitization Note supported by Wachovia is estimated by discounting the future cash flows of the instrument at rates currently available to the Company for similar instruments of comparable maturities (Level 2 inputs). The Securitization Note supported by Lehman is estimated based on the future cash flows of the instrument in a bankruptcy proceeding (Level 3 inputs).

        For the six months ended June 27, there was no change in assets and liabilities measured at estimated fair value using Level 3 inputs.

12. Retirement and Benefit Plans

        The following represents the components of net periodic pension and other postretirement benefit costs (income):

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(thousands)
Service cost	$1,126	$533	$55	$70
Interest cost	18,965	19,517	297	328
Expected return on plan assets	(18,943)	(22,520)	—	—
Recognized actuarial loss	1,646	2,949	46	77
Amortization of prior service costs and other	—	—	(997)	(1,021)

Net periodic benefit cost (income)	$2,794	$479	$(599)	$(546)

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

12. Retirement and Benefit Plans (Continued)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(thousands)
Service cost	$2,253	$1,066	$94	$143
Interest cost	37,929	39,033	576	651
Expected return on plan assets	(38,737)	(45,039)	—	—
Recognized actuarial loss	7,037	5,898	96	142
Amortization of prior service costs and other	—	—	(1,996)	(2,022)

Net periodic benefit cost (income)	$8,482	$958	$(1,230)	$(1,086)

        The minimum contribution requirement for 2009 is approximately $6.6 million, of which $3.5 million has been contributed as of June 27, 2009. The Company expects to fund $6.6 million for the full year.

        Based on the high level of inactive participants in the Company's pension plans as well as the fact that substantially all plan participants are fully vested, the Company changed the estimated amortization period for its unrecognized actuarial loss (which represents the difference between the actual funded status and the ultimately expected funded status during 2009). The amortization period was changed from the average remaining service period of the participants to their average remaining life expectancy. The impact of the change in the quarter was a reduction in pension expense of $2.9 million, pre-tax, or $0.02 per diluted share.

13. Segment Information

        The Company manages its business using three reportable segments: OfficeMax, Contract ("Contract segment" or "Contract"); OfficeMax, Retail ("Retail segment" or "Retail"); and Corporate and Other. Management reviews the performance of the Company based on these segments.

        The Contract segment distributes a broad line of items for the office, including office supplies and paper, technology products and solutions and office furniture. Contract sells directly to large corporate and government offices, as well as small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Hawaii, Australia and New Zealand, through office products stores.

        The Retail segment is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. Retail has operations in the United States, Puerto Rico and the U.S. Virgin Islands. Retail office supply stores feature OfficeMax ImPress, an in-store module devoted to print-for-pay and related services. The Retail segment also operates office supply stores in Mexico through a 51% owned joint venture.

        Substantially all products sold by Contract and Retail are purchased from independent third-party manufacturers or industry wholesalers, except office papers. These segments purchase office papers primarily from the paper operations of Boise Cascade, L.L.C. under a 12-year paper supply contract, executed in 2004.

        Corporate and Other includes corporate support staff services and related assets and liabilities.

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

13. Segment Information (Continued)

        Management evaluates the segments based on operating income (loss). The income and expense related to certain assets and liabilities that are reported in the Corporate and Other segment have been allocated to the Contract and Retail segments.

        An analysis of our operations by segment is as follows:

	Sales		Operating Income (loss)
	Quarter Ended		Quarter Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(thousands)
Contract	$881,629	$1,111,909	$5,547	$(416,823)
Retail	776,249	872,732	(23,362)	(480,662)
Corporate and Other	—	—	(9,648)	(5,080)

	$1,657,878	$1,984,641	$(27,463)	$(902,565)

	Sales		Operating Income (loss)
	Six Months Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(thousands)
Contract	$1,809,261	$2,307,005	$27,047	$(357,209)
Retail	1,760,341	1,980,557	(7,928)	(451,248)
Corporate and Other	—	—	(19,083)	(15,490)

	$3,569,602	$4,287,562	$36	$(823,947)

14. Commitments and Guarantees

        In addition to commitments for leases and long-term debt, purchase obligations for goods and services and capital expenditures entered into in the normal course of business, the Company has various other commitments, guarantees and obligations. At June 27, 2009, there had not been a material change to the information regarding commitments, guarantees and contractual obligations disclosed in the Company's Annual Report on Form 10-K for the year ended December 27, 2008.

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

16. Share Based Payments

        The Company sponsors several share-based compensation plans, which include restricted stock, restricted stock units and stock options. The Company recognizes compensation expense from all share-

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

16. Share Based Payments (Continued)

based payment transactions with employees in the consolidated financial statements at fair value. The Company recognized expense of $2.0 million and $3.7 million, related to share-based payments in the second quarter and first six months of 2009, respectively. As a result of changes in estimates, including estimates related to certain performance criteria, the Company recognized a benefit of $4.5 million and $2.8 million, related to share-based payments in the second quarter and first six months of 2008, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $0.8 million and $1.5 million for the second quarter and first six months of 2009, respectively.

Restricted Stock and Restricted Stock Units

        During the first six months of 2009, the Company granted to its officers 699,800 restricted stock units ("RSUs"). The weighted-average grant-date fair value of the RSUs was $4.78. As of June 27, 2009, all of these RSUs remained outstanding and vest after defined service periods as follows: 349,900 in 2011 and 349,900 in 2012. All RSUs granted in 2009 require certain performance criteria to be met for 2009 and 2010. In addition to RSUs granted in the first six months of 2009, there are an additional 1,216,552 outstanding RSUs, vesting through 2014, some of which contain performance criteria.

Stock Options

        The Company granted 2,071,360 stock options in the first six months of 2009. The Company did not grant any stock options during 2008. A summary of stock option activity for the six months ended June 27, 2009 and June 28, 2008 is presented in the table below:

	2009		2008
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Balance at beginning of period	1,495,795	$31.95	1,596,295	$31.84
Options granted	2,071,360	4.77	—	—
Options exercised	—	—	—	—
Options forfeited and expired	(2,100)	29.38	(4,100)	35.60

Balance at end of period	3,565,055	$16.16	1,592,195	$31.83
Exercisable at end of period	1,434,362		1,468,462

        The following table provides summarized information about stock options outstanding at June 27, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	11,171	—	2.50	11,171	2.50
$4.00 - $5.00	2,071,360	6.6	4.77	—	—
$18.00 - $28.00	569,664	1.1	27.65	569,664	27.65
$28.01 - $39.00	912,860	2.6	35.00	853,527	35.20

Notes to Quarterly Consolidated Financial Statements (Unaudited) (Continued)

16. Share Based Payments (Continued)

        At June 27, 2009, outstanding stock options had an aggregate intrinsic value of $3.8 million while exercisable stock options had an aggregate intrinsic value of $0.1 million. The aggregate intrinsic value represents the pre-tax difference between the Company's closing stock price on the last trading day of the second quarter of 2009 and the exercise price, multiplied by the number of in-the-money options at the end of the quarter.

17. Net Loss Per Common Share

        The computation of basic and diluted loss per common share for the second quarter and first six months of 2009 and 2008 is as follows:

	Quarter Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
	(thousands, except per-share amounts)
Net loss available to OfficeMax common shareholders	$(17,714)	$(895,272)	$(4,566)	$(832,904)
Average shares—basic	76,285	75,916	76,207	75,781
Restricted stock, stock options and other	—	—	—	—

Average shares—diluted(a)(b)	76,285	75,916	76,207	75,781
Loss per common share:
Basic	$(0.23)	$(11.79)	$(0.06)	$(10.99)
Diluted	$(0.23)	$(11.79)	$(0.06)	$(10.99)

(a)
The assumed conversion of outstanding preferred stock was anti-dilutive in all periods presented due to the losses reported for those periods. Therefore, no adjustment was required to determine diluted loss or average shares-diluted.

(b)
Options to purchase shares of common stock as well as restricted stock units and restricted shares were outstanding during all periods presented, but were not included in the computation of diluted loss per common share because the impact would have been anti-dilutive due to the losses reported for those periods.

18. Subsequent Events

        The Company has evaluated events and transactions subsequent to June 27, 2009 through August 4, 2009, the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC. Based on the definitions and requirements of SFAS No. 165, "Subsequent Events", we have not identified any events that occurred subsequent to June 27, 2009 and through August 4, 2009, that require recognition or disclosure in the consolidated financial statements.

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

Overall Summary

        Sales for the second quarter of 2009 decreased 16.5% to $1,657.9 million and decreased 16.7% to $3,569.6 million for the first six months of 2009. Gross profit margin decreased by 0.6% of sales to 23.8% of sales for the second quarter of 2009 and by 0.9% of sales to 24.1% of sales in the first six months of 2009. The reductions in sales and gross profit margin relative to last year primarily reflected the weaker economic environment, which negatively impacted all product categories and geographic areas in both our Contract and Retail segments. Operating and selling expenses were down as a result of the declines in sales but increased as a percentage of sales due to the fixed components of these costs. Net loss available to OfficeMax common shareholders for the second quarter of 2009 was $17.7 million, or $(0.23) per diluted share. This compared to a net loss available to OfficeMax common shareholders of $895.3 million or $(11.79) per diluted share in the same period last year which included significant charges relating to the impairment of goodwill and other assets. For the first six months of 2009, the net loss available to OfficeMax common shareholders was $4.6 million, or $(0.06) per diluted share compared to a net loss available to OfficeMax common shareholders of $832.9 million, or $(10.99) per diluted share in the same period last year.

Results of Operations, Consolidated
($ in millions, except per share amounts)

	Quarter Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Sales	$1,657.9	$1,984.6	$3,569.6	$4,287.6
Gross profit	394.9	483.6	860.5	1,071.4
Operating and selling expenses	323.6	372.7	682.3	797.1
General and administrative expenses	70.5	71.0	139.9	151.6
Goodwill and other asset impairments	—	935.3	—	935.3
Other operating expenses	28.3	7.1	38.2	11.3

Total operating expenses	422.4	1,386.1	860.4	1,895.3
Operating income (loss)	(27.5)	(902.5)	0.1	(823.9)
Net loss available to OfficeMax common shareholders	$(17.7)	$(895.3)	$(4.6)	$(832.9)

	(percentage of sales)
Gross profit margin	23.8%	24.4%	24.1%	25.0%
Operating and selling expenses	19.5%	18.8%	19.1%	18.6%
General and administrative expenses	4.2%	3.6%	3.9%	3.5%

        Our results for the first six months of 2009 and 2008 were influenced by the following items:

  •
  In the second quarter of 2008, we recorded non-cash, pre-tax impairment charges of $935.3 million related to goodwill and other assets, a portion of which was reflected in each of our Contract and Retail segments. These non-cash charges negatively impacted net loss available to OfficeMax common shareholders by $909.3 million ($11.98 per diluted share) for the quarter and six-month period and were included in goodwill and other asset impairments in the Consolidated Statements of Operations.

  •
  In the first six months of 2009, we recorded pre-tax charges in our Retail segment of $31.2 million ($21.3 million in the second quarter and $9.9 million in the first quarter) related to the closing of underperforming stores prior to the end of their lease terms, of which 17 were in the U.S. and four were in Mexico. In addition, we recorded pre-tax severance charges of $6.9 million in our Contract segment (all in the second quarter), principally related to U.S. and Canadian sales force reorganizations. In the first six months of 2008, we recorded $14.4 million of pre-tax charges related to personnel reorganizations, which included $12.0 million in our Retail segment related to employee severance from the reorganization of Retail store, field and Impress management ($10.2 million in the second quarter) and $2.4 million of severance charges in our Contract segment related to the consolidation of our manufacturing facilities in New Zealand (in the first quarter). We also recorded a $3.1 million gain in our Corporate segment, primarily related to the release of a warranty escrow established at the time of sale of our legacy Voyageur Panel business in 2004. Cumulatively, these charges negatively impacted net loss available to OfficeMax common shareholders by $17.3 million ($0.23 per diluted share) and $4.3 million ($0.06 per diluted share) in the second quarters of 2009 and 2008, respectively and by $23.2 million ($0.31 per diluted share) and $7.0 million ($0.09 per diluted share) for the first six months of 2009 and 2008, respectively. These charges were included in other operating expenses in the Consolidated Statements of Operations.

  •
  In the second quarter of 2009, we recorded pre-tax income of $4.4 million related to a tax escrow balance established in a prior period in connection with our legacy Voyageur Panel business sold in 2004. This income was included in interest income in the Consolidated Statements of Operations and favorably impacted net loss available to OfficeMax common shareholders by $2.7 million ($0.04 per diluted share).

  •
  In the first quarter of 2009 and 2008, we recorded pre-tax income of $2.6 million and $20.5 million, respectively, for tax-related distributions resulting from our investment in Boise Cascade L.L.C. The larger distribution in 2008 reflected the gain on the sale by Boise Cascade, L.L.C. of a majority interest in its paper and packaging and newsprint businesses. These items favorably impacted net loss available to OfficeMax common shareholders by $1.6 million and $12.5 million ($0.02 and $0.16 per diluted share) in 2009 and 2008, respectively, and were included in other income, net in the Consolidated Statements of Operations.

        These items are described in more detail in the sections that follow.

        As of June 27, 2009, we had total debt of $334.2 million, excluding $1,470.0 million of timber securitization notes, which have recourse limited to the timber installment notes receivable and related guarantees. As of June 27, 2009, we had $295.8 million in cash and cash equivalents and $499.1 million in available (unused) borrowing capacity under our $700 million revolving credit facility, which is committed through July 12, 2012. Our unused borrowing capacity as of June 27, 2009 reflects an available borrowing base of $563.9 million, no outstanding borrowings, and $64.8 million of standby letters of credit issued under the revolving credit facility.

        During the first six months of 2009, we generated $114.2 million of cash from operations which reflected good working capital management and $45.0 million from second quarter borrowings on company-owned life insurance ("COLI") policies. In our cash from investing activities, we received $25.1 million in cash related to a tax escrow balance established in a prior period in connection with our legacy Voyageur Panel business sold in 2004 and $15.0 million of withdrawals from COLI policies. We invested $18.6 million for capital expenditures in the first six months of 2009 compared to $76.0 million in the first six months of 2008. We expect capital expenditures for full year 2009 to be in the range of $40 million to $50 million.

Outlook

        We expect sales to decline in 2009 on a year-over-year basis as a result of the difficult economic environment, including a weaker Back-to-School season. In addition, significant expense reductions completed last year have already been reflected in our profitability. As a result of these factors, we expect continued expense deleveraging.

        We continue to strictly manage capital, and we believe we will generate cash flow from operations in excess of capital expenditures for the year. We also believe that we will not need to access our revolving line of credit at all during this year.

Operating Results

        Sales for the second quarter of 2009 decreased 16.5% to $1,657.9 million from $1,984.6 million for the second quarter of 2008 and, for the first six months of 2009, decreased 16.7% to $3,569.6 million from $4,287.6 million for the first six months of 2008. The year-over-year sales decreases occurred in both our Contract and Retail segments and related primarily to the weaker economic environment, with 3% of the second quarter decrease and 4% of the year-to-date decrease relating to changes in foreign exchange rates.

        Gross profit margin decreased by 0.6% of sales to 23.8% of sales for the second quarter of 2009 and for the first six months of 2009, decreased by 0.9% of sales to 24.1% of sales. The year-over-year gross profit margin declines for the quarter and six month periods occurred in both our Contract and Retail segments. The Retail segment experienced good overall product margins and strong cost support from our vendors as well as reduced charges relating to inventory shrinkage, which were entirely offset by deleveraging of fixed occupancy costs. The Contract segment experienced lower gross margins as a result of softer marker conditions as well as a shift in its customers' purchasing trends to a higher percentage of lower-margin consumable items.

        Operating and selling expenses decreased significantly, however as a percentage of sales increased by 0.7% to 19.5% of sales in the second quarter of 2009 and by 0.5% of sales to 19.1% of sales for the first six months of 2009. The increase in operating and selling expenses as a percent of sales was primarily the result of deleveraging of fixed costs due to lower sales, and was partially offset by reduced payroll and other targeted cost reductions.

        General and administrative expenses were $70.5 million, or 4.2% of sales, for the second quarter of 2009 compared to $71.0 million or 3.6% of sales, for the second quarter of 2008. For the first six months, general and administrative expenses were $139.9 million in 2009, compared to $151.6 million in 2008, a decline of $11.7 million. The decline in general and administrative expense was due to lower headcount, resulting from a significant reduction in force at the corporate headquarters in late 2008, and other expense reductions that were partially offset by higher pension costs and incentive compensation expenses. The first six months of 2008 included a $10.2 million reversal of incentive compensation liabilities accrued in prior years ($7 million in the second quarter).

        During the second quarter of 2008, we recorded impairment charges of $935.3 million related to goodwill and other assets in both our Contract and Retail segments. These non-cash charges consisted of $850 million of goodwill impairment in both the Contract ($464 million) and Retail ($386 million) segments, $80 million of impairment of trade names in our Retail segment, and $5.3 million of impairment related to fixed assets in our Retail segment. For information regarding impairment charges, see the discussion of goodwill and other asset impairments that follows.

        Other operating expenses for the second quarter of 2009 were $28.3 million compared to $7.1 million for the same period in 2008. Other operating expenses for the first six months of 2009 were $38.2 million compared to $11.3 million in the same period of 2008. The first six months of 2009 reflect $31.2 million of charges ($21.3 million in the second quarter and $9.9 million in the first quarter) related to store closures in the U.S. and Mexico. We have reorganized several areas of the Company over the last two years resulting in severance and other costs. In the second quarter of 2009, there were $6.9 million of severance charges in our Contract segment, principally related to U.S. and Canadian sales force reorganizations. In the second quarter of 2008, we recorded a $10.2 million charge related to employee severance for the reorganization of our Retail store management and a gain in our Corporate segment primarily related to the sale of our legacy Voyageur Panel business. In the first quarter of 2008, we recorded a $2.4 million charge related to the consolidation of the Contract segment's manufacturing facilities in New Zealand and a $1.8 million charge related to employee severance for restructuring the Retail field and Impress print and document services management organizations.

        Other operating expenses are summarized in the table below.

	Quarter Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Store closures	$21.3	—	$31.2	—
Severance from reorganizations	6.9	10.2	6.9	14.4
Gain on Voyageur Panel business	—	(3.1)	—	(3.1)
Other	0.1	—	0.1	—

	$28.3	$7.1	$38.2	$11.3

        Interest expense was $19.3 million and $29.6 million for the second quarter of 2009 and 2008, respectively, while year-to-date interest expense was $38.7 in 2009 and $59.3 in the prior year period. The declines in interest expense were principally due to the bankruptcy of Lehman on September 15, 2008. Lehman is the guarantor of half of the Installment Notes and the related Securitization Notes payable. On October 29, 2008, Lehman failed to pay the semi-annual interest payment on the Installment Note it guarantees. Because we are only obligated to make interest payments on the Securitization Notes supported by the Lehman guarantee to the extent that we receive interest payments on the Installment Note guaranteed by Lehman, we did not pay the interest payment due on the Securitization Notes supported by the Lehman guarantee. As a result of these events, both the Installment Note guaranteed by Lehman and the related Securitization Notes are in default and we have ceased accruing both the related interest income and interest expense on them, each of which amounted to approximately $10 million per quarter. Interest related to the Securitization Notes was approximately $10.2 million and $20.3 million for the second quarters of 2009 and 2008, respectively and $20.3 million and $40.7 million for the first six months of 2009 and 2008, respectively.

        Interest income was $15.1 million and $21.7 million in the second quarter of 2009 and 2008, respectively, while year-to-date interest income was $25.6 in 2009 and $43.5 in the prior year. Interest income in the second quarter and first six months of 2009 reflects the $10 million per quarter reduction due to the bankruptcy of Lehman described above, partially offset by $4.4 million related to a tax escrow balance established in a prior period in connection with our legacy Voyageur Panel business sold in 2004. Total timber note related interest income was $10.2 million and $20.7 million for the second quarters of 2009 and 2008, respectively and $20.4 million and $41.3 million for the first six months of 2009 and 2008, respectively.

        Other income (non-operating) was $0.2 million for the second quarter of 2009 compared to $0.1 million in the prior year, and $2.8 million for the first six months of 2009 compared to $20.7 million in the prior year. Other income (non-operating) for the first six months of 2009 and 2008 consists principally of tax-related distributions received from Boise Cascade, L.L.C. of $2.6 million for the first six months of 2009 and $20.5 million for the first six months of 2008. The larger distribution in

2008 reflected the gain on the sale by Boise Cascade, L.L.C. of a majority interest in its paper and packaging and newsprint businesses.

        Our effective tax (benefit) rate for the first six months of 2009 was (54.0)% compared to an effective tax (benefit) rate of 1.8% for the comparable period of 2008. Income taxes for both periods were affected by the impact of state income taxes, non-deductible expenses and the mix of domestic and foreign sources of income. The impairment charge recorded in the second quarter of 2008 included a portion of goodwill that was not deductible for tax purposes, resulting in a tax benefit of $26.1 million or approximately 2.8% of the pre-tax charge of $935.3 million. The 2008 rate also included an additional benefit as the Company effectively settled an audit with the Federal government for all tax years through 2005. As a result, we were able to recognize previously unrecognized tax benefits as a discrete reduction of income tax expense for the quarter. The Company recognized $6.8 million of benefit from this settlement in 2008.

        Net loss available to OfficeMax common shareholders for the second quarter of 2009 was $17.7 million, or $0.23 per diluted share compared to $895.3 million or $11.79 per diluted share for the second quarter of 2008. For the first six months of 2009, net loss available to OfficeMax common shareholders was $4.6 million, or $0.06 per diluted share compared to $832.9 million or $10.99 per diluted share for the first six months of 2008.

OfficeMax, Contract
($ in millions)

	Quarter Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Sales	$881.7	$1,111.9	$1,809.3	$2,307.0
Gross profit	181.5	241.8	376.1	513.6
Gross profit margin	20.6%	21.7%	20.8%	22.3%
Operating, selling and general and administrative expenses	169.1	194.6	342.2	404.4
Percentage of sales	19.2%	17.5%	18.9%	17.6%
Goodwill and other asset impairments	—	464.0	—	464.0
Other operating expenses	6.9	—	6.9	2.4

Total operating expenses	176.0	658.6	349.1	870.8
Segment income (loss)	$5.5	$(416.8)	$27.0	$(357.2)
Sales by Product Line
Office supplies and paper	$514.5	$642.4	$1,069.3	$1,333.3
Technology products	287.4	343.9	575.9	711.1
Office furniture	79.8	125.6	164.1	262.6
Sales by Geography
United States	$630.9	$771.8	$1,301.0	$1,598.2
International	250.8	340.1	508.3	708.8
Sales Growth
Total sales growth	(20.7)%	(7.1)%	(21.6)%	(6.3)%

        For the second quarter of 2009, Contract segment sales decreased 20.7% (16.1% after adjusting for the foreign currency exchange effect) to $881.7 million from $1,111.9 million for the second quarter of 2008, reflecting a U.S. sales decline of 18.3%, and an international Contract operations sales decline of 26.3% in U.S. dollars (a sales decrease of 11.2% in local currencies). For the first six months of 2009, Contract segment sales decreased 21.6% (15.7% after adjusting for the foreign currency exchange effect) to $1,809.3 million from $2,307.0 million for the first six months of 2008, reflecting a U.S. sales decline of 18.6%, and an international Contract operations sales decline of 28.3% in U.S. dollars (a sales decrease of 9.3% in local currencies). U.S. Contract sales in both periods of 2009 reflect weaker sales from existing corporate accounts as well as the fact that sales from new customers in the first six months of 2009 were less than sales from lost customers in the first six months of 2008. U.S. sales to existing corporate customers declined by 16.3% in the second quarter of 2009 compared to declines of 15.6% and 11.3% in the first quarter of 2009 and the fourth quarter of 2008, respectively. The continued decline reflects expense and headcount reduction initiatives at those firms. We continue to have a disciplined approach to customer acquisition and renewals and we expect that they will be solid profitable accounts.

        Contract segment gross profit margin decreased by 1.1% of sales to 20.6% of sales in the second quarter of 2009 and declined 1.5% of sales to 20.8% of sales for the first six months of 2009. The decrease in gross profit margin was primarily due to softer market conditions as well as a shift in the purchasing trends of our customers to a higher percentage of lower-margin consumable items. Targeted cost controls in our delivery fleet helped to mitigate the impact of deleveraging.

        Operating, selling and general and administrative expenses for the Contract segment increased by 1.7% of sales to 19.2% of sales for the second quarter of 2009, and increased by 1.3% of sales to 18.9% of sales for the first six months of 2009. The increase was primarily due to the deleveraging of fixed expenses from lower sales, partially offset by cost management initiatives, including lower payroll costs as a result of fewer personnel in our customer fulfillment and customer service centers and the reduction in force at our corporate headquarters in the fourth quarter of 2008.

        Total Contract segment operating expenses for the second quarter and first six months of 2009 included $6.9 million of severance charges principally related to U.S. and Canadian sales force reorganizations. Total Contract segment operating expenses for the first six months of 2008 included a non-cash charge of $464 million in the second quarter related to goodwill impairment and a charge of $2.4 million in the first quarter related to the consolidation of manufacturing facilities in New Zealand. For more information regarding impairment charges, see the discussion of goodwill and other asset impairments in this section.

        The Contract segment income (loss) for the second quarter of 2009 improved by $422.3 million to income of $5.5 million, or 0.6% of sales in the second quarter of 2009, from a loss of $(416.8) million, in the second quarter of 2008. For the first six months of 2009, the Contract segment income (loss) improved by $384.2 million to income of $27.0 million, or 1.5% of sales, from a loss of $(357.2) million.

OfficeMax, Retail
($ in millions)

	Quarter Ended		Six Months Ended
	June 27, 2009	June 28, 2008	June 27, 2009	June 28, 2008
Sales	$776.2	$872.7	$1,760.3	$1,980.6
Gross profit	213.4	241.8	484.4	557.9
Gross profit margin	27.5%	27.7%	27.5%	28.2%
Operating, selling and general and administrative expenses	215.4	241.0	461.1	525.8
Percentage of sales	27.8%	27.6%	26.2%	26.6%
Goodwill and other asset impairments	—	471.3	—	471.3
Other operating expenses	21.3	10.2	31.2	12.0

Total operating expenses	236.7	722.5	492.3	1,009.1
Segment loss	$(23.3)	$(480.7)	$(7.9)	$(451.2)
Sales by Product Line
Office supplies and paper	$300.6	$337.6	$673.2	$758.4
Technology products	410.1	455.1	937.6	1,037.2
Office furniture	65.5	80.0	149.5	185.0
Sales by Geography
United States	$737.3	$812.4	$1,674.7	$1,851.4
International	38.9	60.3	85.6	129.2
Sales Growth
Total sales growth	(11.1)%	(6.7)%	(11.1)%	(6.0)%
Same-store sales growth	(11.6)%	(10.0)%	(12.3)%	(9.3)%

        Retail segment sales decreased 11.1% (9.7% after adjusting for the foreign currency exchange effect) to $776.2 million for the second quarter of 2009 compared to the second quarter of 2008, reflecting an 11.6% decline in same-store sales. This included a same-store sales decline in Mexico of 37.5% in U.S. dollars (18.4% in local currency). U.S.-only same-store sales declined 9.8% for the second quarter of 2009 compared to the same period in 2008. For the first six months of 2009, Retail segment sales decreased 11.1% (9.7% after adjusting for the foreign currency exchange effect) to $1,760.3 million compared to the first six months of 2008. Same-store sales declined 12.3% for the first six months of 2009 (11.1% after adjusting for the foreign currency effect) compared to the same period in 2008. Retail same-store sales for both the second quarter and six month periods of 2009 declined across all major product categories primarily due to weaker consumer and small business spending in the U.S. and reflected a significant decrease in Mexico related to the recent influenza epidemic. Store traffic and average ticket amounts continue to decline compared to the prior year due to the weaker economy. In the U.S., in the first six months of 2009, we opened 11 retail stores (five in second quarter) and closed 17 (11 in the second quarter), ending the period with 933 retail stores. Grupo OfficeMax, our majority-owned joint venture in Mexico, closed four stores during the first six months (two during the second quarter), ending the period with 79 retail stores.

        Retail segment gross profit margin decreased by 0.2% of sales to 27.5% of sales for the second quarter of 2009 and declined 0.7% of sales to 27.5% of sales for the first six months of 2009. The declines were primarily due to deleveraging of fixed occupancy costs, with a sales mix shift to a higher percentage of lower margin technology sales, partially offset by higher product margins, which were helped by strong cost support from our vendors and reduced charges related to inventory shrinkage resulting from physical counts.

        Retail segment operating, selling, and general and administrative expenses increased by 0.2% to 27.8% of sales for the second quarter of 2009. The increase was due to the deleveraging of fixed operating expenses from lower sales partially offset by targeted cost reductions. However, for the first six months of 2009, these costs decreased by 0.4% to 26.2% of sales as cost reductions in response to the sales shortfall more than offset new store expenses and the deleveraging effect of reduced sales. Cost reductions consist primarily of reduced payroll costs resulting from reductions in staff in the stores, in field management and at the corporate headquarters as well as reduced depreciation expense resulting from 2008 store impairments and lower pre-opening costs.

        Total Retail segment operating expenses for the first six months of 2009 included charges of $31.2 million related to the closing of 21 underperforming stores prior to the end of their lease terms (13 stores were closed in the second quarter resulting in a charge of $21.3 million). In 2008, total Retail segment operating expenses were negatively impacted by $471.3 million of impairment charges consisting of $386 million for impairment of the Retail segment's entire goodwill balance, $80 million for impairment of trade names, and $5.3 million for impairment of fixed assets related to Retail stores. The prior year results also included a $10.2 million charge related to employee severance costs for the reorganization of our Retail store management (in the second quarter) and a $1.8 million charge related to employee severance costs for reorganization of the Retail field and ImPress print and document services management organizations (in the first quarter). For more information regarding impairment charges, see the discussion of goodwill and other asset impairments in this section.

        Retail segment operating loss for the second quarter of 2009 improved by $457.4 million to a loss of $23.3 million compared to $480.7 million for the second quarter of 2008. Retail segment operating loss for the first six months of 2009 improved by $443.3 million to a loss of $7.9 million compared to a loss of $451.2 million for the first six months of 2008.

Corporate and Other

        Corporate and Other expenses increased to $9.6 million in the second quarter of 2009 from $5.1 million in the second quarter of 2008 and increased to $19.1 million for the first six months of 2009 from $15.5 million for the same period of 2008. The second quarter and the first six months of 2008 both benefited from a $3.1 million gain, primarily related to the release of a warranty escrow established at the time of sale of our legacy Voyageur Panel business in 2004. The remaining difference in both periods was due primarily to higher pension costs.

Liquidity and Capital Resources

        As of June 27, 2009, we had $295.8 million of cash and cash equivalents and $334.2 million of short-term and long-term debt, excluding the $1,470 million of timber securitization notes. The maximum aggregate borrowing amount available under our revolver was $563.9 million as of June 27, 2009. Excess availability under the revolving credit facility totaled $499.1 million as of June 27, 2009. The amount available reflects issued standby letters of credit of $64.8 million which reduce the Company's borrowing capacity. As of June 27, 2009, the Company was in compliance with all covenants under the revolving credit facility agreement which expires on July 12, 2012.

        Our primary ongoing cash requirements relate to working capital, expenditures for property and equipment, lease obligations, pension funding and debt service. We expect to fund these requirements through a combination of cash on-hand and cash flow from operations. The sections that follow discuss in more detail our operating, investing, and financing activities, as well as our financing arrangements.

Operating Activities

        OfficeMax's operating activities provided $114.2 million of cash during the first six months of 2009, and $134.6 million of cash during the first six months of 2008. The decline compared to 2008 was due principally to lower net earnings before non-cash depreciation and amortization expense and the timing and associated decrease of payables and accruals, mitigated by reduced inventory levels. Partially offsetting these items was the receipt during the second quarter of 2009 of $45.0 million from loans against COLI policies. In order to minimize interest expense, we expect to repay the majority of the new loans on COLI policies in the third quarter. We anticipate similar actions in subsequent quarters. These COLI policies are reflected in other non-current assets in our Consolidated Balance Sheets. In addition, as the Company completes its tax return, we anticipate refunds from the federal and state governments of approximately $60 million associated with the deferred gain on our timber notes, with the majority expected to be received in 2009. For more information regarding the deferred gain, see the discussion of Timber Notes in this section.

        We ended the second quarter of 2009 with inventory $216 million lower than at the end of the second quarter of 2008, with approximately 15 percent lower inventory per store and approximately 26 percent lower inventory per distribution center, compared to the prior year period (first six months of 2008). Accounts payable at the end of the second quarter of 2009 were $175 million lower than the prior year period, primarily reflecting the lower inventory levels. Receivables at the end of the second quarter of 2009 were $161 million lower than the prior year period, reflecting both sales declines in the Contract segment, as well as a modest improvement in days sales outstanding compared to the prior year period.

        We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax, Contract employees. Pension expense was $8.5 million and $1.0 million for the first six months of 2009 and 2008, respectively. In the first six months of 2009 and 2008, we made contributions to our pension plans totaling $3.5 million and $1.3 million, respectively. For the full year, the minimum required funding contribution for 2009 is approximately $6.6 million and the expense is projected to be approximately $14.1 million. We are currently evaluating a funding option recently introduced by the IRS that would require 2010 cash contributions of between $10 and $20 million dollars, with higher amounts in subsequent years. We expect to reach a decision about the funding option during the third quarter. Financial market performance of the pension plan assets could materially impact our funded status and the expected payments.

Investment Activities

        Our investing activities provided $22.2 million of cash during the first six months of 2009 compared to $66.7 million of cash used during the first six months of 2008. During the first six months of 2009, we received $25.1 million in cash related to a tax escrow balance established in a prior period in connection with our legacy Voyageur Panel business sold in 2004 and $15.0 million related to withdrawals from COLI policies. We invested $18.6 million for capital expenditures in the first six months of 2009 compared to $76.0 million in the first six months of 2008. We expect our capital investments in 2009 to total between $40 and $50 million, comprised of leasehold improvements, new stores, and maintenance projects.

Financing Activities

        Our financing activities used $20.5 million of cash during the first six months of 2009, compared to $64.7 million during the first six months of 2008. Preferred dividend payments totaled $1.7 million and $0.2 million during the first six months of 2009 and 2008, respectively, with the difference due to the timing of payment dates. Dividends to common shareholders totaled $22.7 million in the first six months of 2008. However, due to the challenging economic environment, and to conserve cash, our quarterly cash dividend was suspended in December 2008. Lastly, during the first six months of 2009, we used $20.3 million of cash to reduce debt as compared to $30.5 million for the same period in 2008.

Financing Arrangements

        Our debt structure consists of credit agreements, note agreements and other borrowings. Information regarding our debt structure is included below. We lease our store space and certain other property and equipment under operating leases. Our obligations under these operating leases are not included in debt.

Credit Agreements

        On July 12, 2007, we entered into the loan agreement with a group of banks. The Loan Agreement permits us to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The revolving credit facility may be increased (up to a maximum of $800 million) at our request or reduced from time to time, in each case according to the terms detailed in the Loan Agreement. There were no borrowings outstanding under our revolving credit facility as of June 27, 2009 or December 27, 2008, and there were no borrowings outstanding under this facility during the first six months of 2009 or 2008. Letters of credit, which may be issued under the revolving credit facility up to a maximum of $250 million, reduce available borrowing capacity under the revolving credit facility. Stand-by letters of credit issued under the revolving credit facility totaled $64.8 million as of June 27, 2009 and $66.7 million as of December 27, 2008. As of June 27, 2009, the maximum aggregate borrowing amount available under the revolving credit facility was $563.9 million and excess availability under the revolving credit facility totaled $499.1 million. At June 27, 2009, we were in compliance with all covenants under the Loan Agreement. The Loan Agreement expires on July 12, 2012.

        Borrowings under the revolving credit facility bear interest at rates based on either the prime rate or LIBOR. Margins are applied to the applicable borrowing rates and letter of credit fees under the revolving credit facility depending on the level of average excess availability. Fees on letters of credit issued under the revolving credit facility were charged at a weighted average rate of 0.875% during the first six months of 2009. We are charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit.

        As of June 27, 2009, Grupo OfficeMax, our 51% owned joint venture in Mexico, had total outstanding borrowings of $18.1 million. This included $10.9 million under an installment loan agreement that Grupo OfficeMax entered into during the third quarter of 2008; which is due in 60 monthly payments beginning in the second quarter of 2009. The joint venture also had $7.2 million of short term borrowings. The financing for Grupo OfficeMax is unsecured with no recourse against the Company.

Timber Notes

        In October 2004, we sold our timberland assets in exchange for $15 million in cash plus credit-enhanced timber installment notes in the amount of $1,635 million. The Installment Notes were issued by single-member limited liability companies formed by Boise Cascade, L.L.C (the "Note Issuers"). In order to support the Installment Notes, the Note Issuers transferred $1,635 million in cash ($817.5 million each) to Lehman Brothers Holdings Inc. ("Lehman") and Wachovia Corporation ("Wachovia") who issued collateral notes to the Note Issuers and guarantees on the performance of the Installment Notes. In December 2004, we completed a securitization transaction in which the Company's interests in the Installment Notes and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries. The subsidiaries pledged the Installment Notes and related guarantees and issued the Securitization Notes in the amount of $1,470 million. Recourse on the Securitization Notes is limited to the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty. On September 15, 2008 Lehman filed for bankruptcy. The Installment Note guaranteed by

Lehman will be transferred to the holders of our Securitization Notes in order to settle and extinguish that liability. We expect this transfer to occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. Lehman's bankruptcy filing constituted an event of default under the $817.5 million Installment Note guaranteed by Lehman.

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

        Measuring impairment of a loan requires judgment and estimates, and the eventual outcome may differ from our estimate by a material amount. The Lehman Guaranteed Installment Note has been pledged as collateral for the related Securitization Notes, and therefore it may not freely be transferred to any party other than the indenture trustee for the Securitization Note holders. Accordingly, the ultimate amount to be realized on the Lehman Guaranteed Installment Note depends entirely on the proceeds from the Lehman bankruptcy estate, which may not be finally determined for several years. At June 27, 2009 and December 27, 2008, the carrying value of the Lehman Guaranteed Installment Note was $81.8 million. Going forward, we intend to adjust the carrying value of the Lehman Guaranteed Installment Note as further information regarding our share of the proceeds, if any, from the Lehman bankruptcy estate becomes available.

        Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty. Accordingly, the Lehman Guaranteed Installment Note and underlying guarantees by Lehman will be transferred to the holders of the Securitization Notes guaranteed by Lehman in order to settle and extinguish that liability. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been "extinguished", under the guidance in paragraph 16 of SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," which will occur when the Lehman Guaranteed Installment Note and the guaranty are transferred to and accepted by the Securitization Note holders. We expect that this will occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman ($735.0 million at June 27, 2009) and the carrying value of the Lehman Guaranteed Installment Note ($81.8 million at June 27, 2009) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

        At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber note structure (Installment Note and Securitization Note transactions) allowed the Company to defer the resulting tax liability of $543 million until 2020, the maturity date for the Installment Notes. Due to the Lehman bankruptcy and note defaults, we initially concluded that approximately half of this gain would be accelerated into 2008 for tax purposes and we estimated and paid taxes on this gain in 2008. In estimating the cash taxes, we considered our available alternative minimum tax credits, a portion of which resulted from prior tax payments related to the sale of the timberlands in 2004, which were used to reduce the net tax payments. After extensive review with our outside tax advisors, we appropriately modified our position as we finalized the 2008 tax return. We have concluded that the recognition of the Lehman portion of the gain was not triggered in 2008, but instead will be triggered when the Installment Note is transferred to the Securitization Note holders as payment and/or when the Lehman bankruptcy is resolved. By deferring the gain, we anticipate that taxes previously paid of approximately $60 million will be refunded from the federal and state governments, with the majority expected to be received in 2009. Accordingly, in the Consolidated Balance Sheets as of June 27, 2009, we have reestablished both the deferred liability related to the full deferred gain from the sale of the timberlands and the deferred tax assets relative to available alternative minimum tax credits.

        Through June 27, 2009, we have received all payments due under the Installment Note guaranteed by Wachovia, which have consisted only of interest due on the notes, and made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Note are current, and we have no reason to believe that we will not collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Note, the note is stated in our Consolidated Balance Sheet at its original principal amount of $817.5 million. Wachovia exhibited signs of financial distress in the fourth quarter of 2008 and was acquired by Wells Fargo & Co. in a stock transaction. The current credit crisis could have additional adverse impact on our business and financial condition if Wachovia (acquired by Wells Fargo & Co. in 2008), the other timber notes guarantor, is unable to perform its obligations under the other timber installment notes, which would result in a significant accelerated tax and impairment impact.

Other

        We have various unsecured debt outstanding, including approximately $189.9 million of revenue bonds due in varying amounts through 2029. Approximately $69.2 million of these obligations may be called in the near future in the event that a preliminary adverse determination from the Internal Revenue Service ("IRS") regarding the exempt status of interest on the bonds is upheld. We have appealed the proposed IRS determination. The $69.2 million of debt is classified as long-term debt in the Consolidated Balance Sheets as the bonds are not currently redeemable, pending the outcome of the appeal.

Disclosures of Financial Market Risks

Financial Instruments

        Our debt is predominantly fixed-rate. At June 27, 2009, the estimated current fair value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $805.6 million less than the amount of debt reported in the Consolidated Balance Sheet. The excess of carrying amount over fair value of debt includes $653.2 million related to the Securitization Notes supported by the Lehman guarantee. We expect to settle this obligation by transferring the Installment Notes guaranteed by Lehman to the holders of the related Securitization Notes when the Lehman bankruptcy is finalized. Our timber notes receivable also bear interest at a fixed rate. At June 27, 2009, the estimated fair value of these instruments was $48.3 million lower than their carrying amount.

        The table below provides information about our financial instruments outstanding at June 27, 2009.

	June 27, 2009		December 27, 2008
	Carrying Amount	Fair value	Carrying Amount	Fair value
	(millions)
Debt:
Fixed-rate debt	$316.1	$192.1	$331.5	$214.6
Variable-rate debt	$18.1	$17.5	$22.9	$22.1
Timber notes securitized
Wachovia	$735.0	$707.2	$735.0	$736.8
Lehman	$735.0	$81.8	$735.0	$81.8
Financial assets:
Timber notes receivable
Wachovia	$817.5	$769.2	$817.5	$801.9
Lehman	81.8	81.8	81.8	81.8

        The table does not include our obligations for pension plans and other post retirement benefits, although market risk arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax employees. As our plans were frozen in 2003, our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits. However, the pension plan obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension members living longer. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and take action, where appropriate, to attempt to mitigate that risk by adjusting investment strategy and contribution levels.

Goodwill and Other Asset Impairments

        During the second and fourth quarters of 2008, the Company recorded non-cash impairment charges associated with goodwill, intangible assets and other long-lived assets of $935.3 million and $429.1 million, respectively. These impairments were measured and recognized following the guidance in SFAS No. 142, "Goodwill and Other Intangible Assets," ("SFAS 142") and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS 144") which require that the carrying value of these assets be tested for impairment whenever circumstances indicate that impairment may exist, and at least annually for goodwill and indefinite-lived intangibles. The combination of second and fourth quarter charges resulted in a full impairment of our goodwill balance.

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

        During the first six months of 2009, the Company recorded pre-tax charges of $31.2 million related to the closing of 21 underperforming stores prior to the end of their lease terms, of which 17 were in the U.S. and four were in Mexico. Of these charges, $21.3 million were recorded in the second quarter of 2009 and were associated with the closing of 11 stores in the U.S. and two in Mexico.

        At June 27, 2009, the integration and facility closure reserve was $72.7 million with $20.3 million included in current liabilities, and $52.4 million included in long-term liabilities. At June 27, 2009, the facility closure reserve included approximately $129 million for estimated future lease obligations, net of anticipated sublease income of approximately $56 million. Our cash payments could be greater if actual or estimated sublease payments are not received. Cash payments relating to the integration and facility closures were $12.8 million and $14.5 million during the first six months of 2009 and 2008, respectively.

Contractual Obligations

        For information regarding contractual obligations, see the caption "Contractual Obligations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 27, 2008. At June 27, 2009, there had not been a material change to the information regarding contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 27, 2008.

        In accordance with an amended and restated joint venture agreement, the minority owner of our subsidiary in Mexico, Grupo OfficeMax, can elect to put its remaining 49% interest in the subsidiary to OfficeMax if earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. As of June 27, 2009, the put was not exercisable as Grupo OfficeMax did not meet the earnings targets.

Off-Balance-Sheet Activities and Guarantees

        For information regarding off-balance-sheet activities and guarantees, see "Off-Balance-Sheet Activities and Guarantees" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 27, 2008. At June 27, 2009, there had not been a material change to the information regarding off-balance-sheet activities and guarantees disclosed in our Annual Report on Form 10-K for the year ended December 27, 2008.

Seasonal Influences

        Our business is seasonal, with Retail showing a more pronounced seasonal trend than Contract. Sales in the second quarter and summer months are historically the slowest of the year. Sales are stronger during the first, third and fourth quarters that include the important new-year office supply restocking month of January, the back-to-school period and the holiday selling season, respectively.

Environmental

        For information regarding environmental issues, see the caption "Environmental" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 27, 2008.

Critical Accounting Estimates

        For information regarding critical accounting estimates, see the caption "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 27, 2008. There have been no significant changes to the Company's critical accounting estimates during the first six months of 2009.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding market risk see the caption "Disclosures of Financial Market Risk" herein and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 27, 2008. At June 27, 2009, except as disclosed herein, there had not been a material change to the information regarding market risk disclosed in the Company's Annual Report on Form 10-K for the year ended December 27, 2008.

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

        Our business may be adversely affected by the actions of and risks associated with our third-party vendors.    Some of our vendors have credit insurance to protect against non-payment of amounts due to them. If we continue to experience declining operating performance, or if we experience liquidity challenges, credit insurers may curtail or eliminate coverage to the vendors and vendors may demand accelerated payment of amounts due to them or require advance payments or letters of credit before goods are shipped to us. These demands could have a significant adverse impact on our operating cash flow and result in a severe drain on our liquidity. In addition, it is possible that vendors may reduce our credit limits, which could affect our ability to obtain products and could have an adverse effect on our business, financial condition and results of operations. We use and resell manufacturers' branded items and services and are therefore dependent on the availability and pricing of key products and services including ink, toner, paper and technology products. As a reseller, we cannot control the supply, design, function or cost of many of the products we offer for sale. Disruptions in the availability of these products or the products and services we consume may adversely affect our sales and result in customer dissatisfaction. Many of our vendors are small or medium sized businesses which are being significantly impacted by current macroeconomic conditions, both in the U.S. and Asia, including little or no access to credit. We may have no warning before a vendor fails, which may have an adverse effect on our business and results of operations. Further, we cannot control the cost of manufacturers' products, and cost increases must either be passed along to our customers or will result in erosion of our earnings. Failure to identify desirable products and make them available to our customers when desired and at attractive prices could have an adverse effect on our business and results of operations.

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

        Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to product liability claims.    Our product offering includes many proprietary branded products. While we have focused on the quality of our proprietary branded products, we rely on third party manufacturers for these products. Such third-party manufacturers may prove to be unreliable, the quality of our globally sourced products may not meet our expectations or such products may not meet applicable regulatory requirements which may require us to recall those products. Furthermore, economic and political conditions in areas of the world where we source such products may adversely affect the availability and cost of such products. In addition, our proprietary branded products compete with other manufacturers' branded items that we offer. As we continue to increase the number and types of proprietary branded products that we sell, we may adversely affect our relationships with our vendors, who may decide to reduce their product offerings through OfficeMax and increase their product offerings through our competitors. Finally, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us. Any of these circumstances could have an adverse effect on our business and financial performance.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Information concerning our stock repurchases during the three months ended June 27, 2009 is below. All stock was withheld to satisfy our tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 29 - April 25, 2009	66	$4.93	—	—
April 26 - May 23, 2009	22	$7.35	—	—
May 24 - June 27, 2009	22	$8.95	—	—

Total	110	$6.22	—	—

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        We held our annual meeting of shareholders on April 15, 2009. A total of 77,208,737 shares of common and preferred stock were outstanding and entitled to vote at the meeting. Of the total outstanding, 71,378,080, shares were represented at the meeting.

        Shareholders cast votes for election of the following directors whose terms expire in 2010:

	For	Against	Withhold
Dorrit J. Bern	70,175,195	1,114,222	88,663
Warren F. Bryant	70,237,716	1,065,000	75,362
Joseph M. DePinto	70,187,080	1,105,057	85,941
Sam K. Duncan	69,785,220	1,441,966	150,892
Rakesh Gangwal	69,779,822	1,523,737	74,520
William J. Montgoris	69,907,154	1,395,602	75,323
Francesca Ruiz de Luzuriaga	70,144,607	1,147,136	86,336
David M. Szymanski	70,069,913	1,222,860	85,305

        Our shareholders approved the appointment of KPMG LLP as our independent registered public accounting firm for 2009 by a vote of 70,620,356 shares of stock for, 713,519 shares of stock against and 44,194 shares of stock abstaining.

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

OFFICEMAX INCORPORATED
/s/ BRUCE BESANKO Bruce Besanko Executive Vice President and Chief Financial Officer (As Duly Authorized Officer and Principal Financial Officer)

Date: August 4, 2009

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

        Filed With the Quarterly Report on Form 10-Q for the Quarter Ended June 27, 2009

Number	Description
3.1.1(1)	Restated Certificate of Incorporation

3.1.2(2)	Amendment to Certificate of Incorporation

3.2(3)	OfficeMax Incorporated Bylaws, amended and restated as of February 12, 2009

10.1(4)	Form of 2009 Director Restricted Stock Unit Award Agreement

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32*	Section 906 Certifications of Chief Executive Officer and Principal Financial Officer of OfficeMax Incorporated

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

(4)
Exhibit 10.1 was filed under exhibit number 99.1 in our Current Report on Form 8-K dated July 28, 2009, and is incorporated herein by reference.