Form 10-Q
period 2009-09-26
OFFICEMAX INC
filed 2009-10-30
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 1-5057

OFFICEMAX INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	82-0100960 (I.R.S Employer Identification No.)
263 Shuman Boulevard Naperville, Illinois (Address of principal executive offices)	60563 (Zip Code)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 27, 2009
Common Stock, $2.50 par value	76,292,875

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Three Months Ended
	September 26, 2009	September 27, 2008
	(unaudited)
Sales	$1,831,947	$2,096,337
Cost of goods sold and occupancy costs	1,397,215	1,569,870

Gross profit	434,732	526,467
Operating expenses:
Operating and selling	339,043	394,590
General and administrative	69,019	77,664
Goodwill and other asset impairments	—	735,750
Other operating expenses	1,473	—

Total operating expenses	409,535	1,208,004
Operating income (loss)	25,197	(681,537)
Interest expense	(19,289)	(29,822)
Interest income	10,873	3,318
Other expense, net	(3)	(25)

Income (loss) before income taxes	16,778	(708,066)
Income tax benefit (expense)	(9,942)	276,415

Net income (loss) attributable to OfficeMax and noncontrolling interest	6,836	(431,651)
Joint venture results attributable to noncontrolling interest	(558)	(232)

Net income (loss) attributable to OfficeMax	6,278	(431,883)
Preferred dividends	(622)	(812)

Net income (loss) available to OfficeMax common shareholders	$5,656	$(432,695)

Net income (loss) per common share:
Basic	$0.07	$(5.70)
Diluted	$0.07	$(5.70)

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Nine Months Ended
	September 26, 2009	September 27, 2008
	(unaudited)
Sales	$5,401,549	$6,383,899
Cost of goods sold and occupancy costs	4,106,346	4,786,026

Gross profit	1,295,203	1,597,873
Operating expenses:
Operating and selling	1,021,343	1,191,688
General and administrative	208,917	229,305
Goodwill and other asset impairments	—	1,671,090
Other operating expenses	39,710	11,274

Total operating expenses	1,269,970	3,103,357
Operating income (loss)	25,233	(1,505,484)
Interest expense	(57,956)	(89,144)
Interest income	36,449	46,900
Other income, net	2,837	20,679

Income (loss) before income taxes	6,563	(1,527,049)
Income tax benefit (expense)	(4,425)	265,481

Net income (loss) attributable to OfficeMax and noncontrolling interest	2,138	(1,261,568)
Joint venture results attributable to noncontrolling interest	1,111	(1,191)

Net income (loss) attributable to OfficeMax	3,249	(1,262,759)
Preferred dividends	(2,159)	(2,839)

Net income (loss) available to OfficeMax common shareholders	$1,090	$(1,265,598)

Net income (loss) per common share:
Basic	$0.01	$(16.69)
Diluted	$0.01	$(16.69)

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	September 26, 2009	December 27, 2008
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$546,946	$170,779
Receivables, net	526,653	561,509
Related party receivables	7,367	5,337
Inventories	742,765	949,401
Deferred income taxes and receivables	125,096	105,140
Other current assets	54,090	62,850

Total current assets	2,002,917	1,855,016
Property and equipment:
Land and land improvements	40,630	38,720
Buildings and improvements	479,897	473,188
Machinery and equipment	785,975	777,371

Total property and equipment	1,306,502	1,289,279
Accumulated depreciation	(857,899)	(798,551)

Net property and equipment	448,603	490,728
Intangible assets, net	84,233	81,793
Investment in affiliates	175,000	175,000
Timber notes receivable	899,250	899,250
Deferred income taxes	354,528	436,182
Other non-current assets	169,539	235,614

Total assets	$4,134,070	$4,173,583

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	September 26, 2009	December 27, 2008
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$39,143	$64,452
Accounts payable:
Trade	641,135	727,424
Related parties	34,875	28,373
Income tax payable	16,090	18,288
Accrued expenses and other current liabilities:
Compensation and benefits	114,625	112,041
Other	251,691	246,893

Total current liabilities	1,097,559	1,197,471
Long-term debt:
Long-term debt, less current portion	293,342	289,922
Timber notes securitized	1,470,000	1,470,000

Total long-term debt	1,763,342	1,759,922
Other long-term obligations:
Compensation and benefits	494,893	502,447
Deferred gain on sale of assets	179,757	179,757
Other long-term obligations	235,717	222,112

Total other long-term obligations	910,367	904,316
Noncontrolling interest in joint venture	28,264	21,871
Shareholders' equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 837,437 and 945,899 shares outstanding	37,685	42,565
Common stock—$2.50 par value; 200,000,000 shares authorized; 76,292,594 and 75,977,152 shares outstanding	190,731	189,943
Additional paid-in capital	926,038	925,328
Accumulated deficit	(599,625)	(600,095)
Accumulated other comprehensive loss	(220,291)	(267,738)

Total shareholders' equity	334,538	290,003

Total liabilities and equity	$4,134,070	$4,173,583

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(thousands)

	Nine Months Ended
	September 26, 2009	September 27, 2008
	(unaudited)
Cash provided by operations:
Net income (loss) attributable to OfficeMax and noncontrolling interest	$2,138	$(1,261,568)
Items in net income (loss) not using (providing) cash:
Earnings from affiliates	(4,984)	(4,657)
Depreciation and amortization	88,693	105,235
Non-cash impairment charge	—	1,671,090
Non-cash deferred taxes on impairment charges	—	(319,363)
Pension and other postretirement benefits expense	9,391	(187)
Other	5,595	(1,957)
Changes in operating assets and liabilities:
Receivables	30,926	58,898
Inventories	224,294	86,005
Accounts payable and accrued liabilities	(94,038)	(19,431)
Current and deferred income taxes	59,077	(13,299)
Other	48,044	(54,038)

Cash provided by operations	369,136	246,728
Cash provided by (used for) investment:
Expenditures for property and equipment	(23,946)	(112,065)
Other	40,816	9,440

Cash provided by (used for) investment	16,870	(102,625)
Cash provided by (used for) financing:
Cash dividends paid	(3,052)	(34,359)
Short-term borrowings (repayments), net	(11,480)	(4,351)
Payments of long-term debt	(16,585)	(34,849)
Borrowings of long-term debt	6,255	12,808
Other	1,453	130

Cash used for financing	(23,409)	(60,621)
Effect of exchange rates on cash and cash equivalents	13,570	(1,608)
Increase in cash and cash equivalents	376,167	81,874
Cash and cash equivalents at beginning of period	170,779	152,637

Cash and cash equivalents at end of period	$546,946	$234,511

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

        The accompanying quarterly consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries as well as those of variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements are for the thirteen-week and thirty-nine week periods ended on September 26, 2009 (also referred to as the "third quarter of 2009" and "first nine months of 2009", respectively) and the thirteen-week and thirty-nine week periods ended on September 27, 2008 (also referred to as the "third quarter of 2008" and "first nine months of 2008", respectively). The Company's fiscal year ends on the last Saturday in December. Due primarily to statutory reporting requirements, the Company's international businesses end their quarters on the last calendar day of the month, with our majority-owned joint venture in Mexico reporting one month in arrears.

        The Company manages its business using three reportable segments: OfficeMax, Contract ("Contract segment" or "Contract"); OfficeMax, Retail ("Retail segment" or "Retail"); and Corporate and Other. Management reviews the performance of the Company based on these segments. We present information pertaining to our segments in Note 13. Segment Information.

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

        In June 2009, the Financial Accounting Standards Board ("FASB") issued a statement establishing the FASB Accounting Standards Codification™ ("the ASC" or "the Codification"). Effective for interim and annual periods ended after September 15, 2009, the Codification became the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is not intended to change existing GAAP and as such did not have an impact on the consolidated financial statements of the Company. The Company has updated its references to reflect the Codification.

        In September 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This guidance was effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. In November 2007, the FASB provided a one year deferral for the implementation of this guidance for other nonfinancial assets and liabilities. The Company adopted this guidance for financial assets and liabilities effective at the beginning of fiscal year 2008 and for non-financial assets and liabilities effective at the beginning of fiscal year 2009. The adoption of this guidance had no significant impact on our financial statements for either fiscal year 2008 or 2009.

        In December 2007, the FASB issued updated guidance which changed the presentation and disclosure requirements for noncontrolling interests (previously referred to as minority interests). This updated guidance is effective for periods beginning on or after December 15, 2008, and is to be applied prospectively to all noncontrolling interests, including those that arose prior to the effective date. While the accounting requirements are to be applied prospectively, prior period financial information must be recast to attribute net income and other comprehensive income to noncontrolling interests and provide other disclosures. The Company adopted this guidance for all noncontrolling interests effective at the beginning of fiscal year 2009, and has revised its prior period financial statements to reflect the required change in presentation and additional disclosures. The adoption of this accounting change and the retrospective impact to the Company's prior year financial statements was immaterial.

        In December 2008, the FASB issued updated guidance related to an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. This updated guidance requires enhanced disclosures about the fair value of plan assets including major categories of plan assets, inputs and valuation techniques used to measure fair value, significant concentrations of risk, the method used to allocate investments and the effect of fair value measurements using significant unobservable inputs. The disclosures about plan assets must be provided for fiscal years ending after December 15, 2009. The Company will make the required disclosures in the notes to its annual consolidated financial statements.

        In April 2009, the FASB issued updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, modify the recognition and measurement of other-than-temporary impairments of debt securities, and require public companies to disclose the fair values of financial instruments in interim periods. The updated guidance is effective for interim and annual periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The Company adopted the updated guidance in the first quarter of fiscal year 2009, which required certain additional disclosures regarding the fair value of financial instruments in the financial statements.

        In May 2009, the FASB issued guidance which establishes accounting and disclosure requirements for subsequent events. This guidance details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this guidance prospectively for the period ended June 27, 2009.

        In June 2009, the FASB issued guidance which eliminates previous exceptions to rules requiring the consolidation of qualifying special-purpose entities (the "QSPE"), which will result in more entities being subject to consolidation assessments and reassessments. This guidance requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity ("VIE") and clarifies characteristics that identify a VIE. In addition, additional disclosures are required about a company's involvement with a VIE and any significant changes in risk exposure due to that involvement. The Company is currently evaluating the impact of the adoption of this guidance (which is required beginning in 2010) but does not anticipate it will have a material impact on our results of operations or financial condition.

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

        During the first nine months of 2009, the Company recorded charges of $31.2 million (all in the first six months) related to the closing of 20 underperforming stores prior to the end of their lease terms, of which 16 were in the U.S. and four were in Mexico. These charges were included in other operating expenses in the Consolidated Statements of Operations.

        Facility closure reserve account activity during the first nine months of 2009 and 2008 was as follows:

	2009
	Lease\Contract Terminations	Other	Total
	(thousands)
Balance at December 27, 2008	$48,439	$494	$48,933
Charges related to stores closed in 2009	29,911	1,297	31,208
Transfer of deferred rent balance	3,214	—	3,214
Changes to estimated costs included in income	1,026	(409)	617
Cash payments	(17,802)	(1,349)	(19,151)
Accretion	1,974	—	1,974

Balance at September 26, 2009	$66,762	$33	$66,795

	2008
	Lease\Contract Terminations	Other	Total
	(thousands)
Balance at December 29, 2007	$73,231	$3,831	$77,062
Charges to income	3,084	79	3,163
Changes to estimated costs included in income	(1,982)	(1,414)	(3,396)
Cash payments	(19,740)	(1,819)	(21,559)
Accretion	2,058	—	2,058

Balance at September 27, 2008	$56,651	$677	$57,328

        At September 26, 2009, approximately $19.7 million of the facility closure liability was included in other accrued liabilities and $47.1 million was included in other long-term liabilities. At September 26, 2009, the facility closure reserve included approximately $130 million for estimated future lease obligations, net of anticipated sublease income of approximately $63 million.

3. Severance and Other Charges

        During the first nine months of 2009, we recorded $8.4 million of severance and other charges in the Contract segment, $1.5 million of which was recorded in the third quarter related to the reorganization of our customer service centers and $6.9 million of which was recorded in the second quarter principally related to U.S. and Canadian sales force reorganizations. These charges were included in other operating expenses in the Consolidated Statements of Operations. In the first nine months of 2008, we recorded $14.4 million of severance and other charges relating to the reorganization of Retail store and field management and the consolidation of the Contract segment's manufacturing facility in New Zealand. As of September 26, 2009, $3.9 million of severance charges recorded in 2009 and 2008 remain unpaid and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

        Measuring impairment of a loan requires judgment and estimates, and the eventual outcome may differ from our estimate by a material amount. The Lehman Guaranteed Installment Note has been pledged as collateral for the related Securitization Notes, and therefore it may not be freely transferred to any party other than the indenture trustee for the Securitization Note holders. Accordingly, the ultimate amount to be realized on the Lehman Guaranteed Installment Note depends entirely on the proceeds from the Lehman bankruptcy estate, which may not be finally determined for several years. At September 26, 2009 and December 27, 2008, the carrying value of the Lehman Guaranteed Installment Note was $81.8 million. Going forward, we intend to adjust the carrying value of the Lehman Guaranteed Installment Note as further information regarding our share of the proceeds, if any, from the Lehman bankruptcy estate becomes available.

        Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman and Wachovia guaranty. Accordingly, the Lehman Guaranteed Installment Note and underlying guarantees by Lehman will be transferred to the holders of the Securitization Notes guaranteed by Lehman in order to settle and extinguish that liability. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been extinguished. This will occur when the Lehman Guaranteed Installment Note and the guaranty are transferred to and accepted by the Securitization Note holders. We expect that this will occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman ($735.0 million at September 26, 2009) and the carrying value of the Lehman Guaranteed Installment Note ($81.8 million at September 26, 2009) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

        On October 29, 2008, Lehman failed to pay the $21.5 million interest payment due to the Note Issuer. As a result, the Note Issuer did not make the $20.9 million interest payment due to us and because we are only obligated to make interest payments on the Securitization Notes supported by the Lehman guarantee to the extent that we receive interest payments on the related Lehman Guaranteed Installment Note from the Note Issuer, we did not pay the interest payment due on the Securitization Notes supported by the Lehman guarantee. We did, however, record the ongoing interest expense on the Securitization Notes guaranteed by Lehman until the default date, October 29, 2008. This resulted in $20.4 million of additional interest expense (recorded for the full year of 2008) that will only be paid if the corresponding interest income is collected. We ceased recording interest expense on the Securitization Notes guaranteed by Lehman on the default date pursuant to the terms of the Securitization Note indenture.

        At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment note structure allowed the Company to defer the resulting tax liability of $543 million until 2020, the maturity date for the Installment Notes. Due to the Lehman bankruptcy and note defaults, the recognition of the Lehman portion of the gain will be triggered when the Installment Note is transferred to the Securitization Note holders as payment and/or when the Lehman bankruptcy is resolved.

        Through September 26, 2009, we have received all payments due under the Installment Note guaranteed by Wachovia, which have consisted only of interest due on the notes, and made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Installment Notes guaranteed by Wachovia ("Wachovia Guaranteed Installment Note") are current and we have no reason to believe that we will not be able to collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Note, the note is stated in our Consolidated Balance Sheet at its original principal amount of $817.5 million.

5. Debt

Credit Agreements

        On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the "U.S. Credit Agreement") with a group of banks. The U.S. Credit Agreement permits the Company to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The U.S. Credit Agreement may be increased (up to a maximum of $800 million) at the Company's request or reduced from time to time, in each case according to the terms detailed in the U.S. Credit Agreement. There were no borrowings outstanding under the Company's U.S. Credit Agreement as of the end of the third quarter of 2009 or the end of fiscal year 2008, and there were no borrowings outstanding under this facility during the first nine months of 2009 or 2008. Letters of credit, which may be issued under the U.S. Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. Stand-by letters of credit issued under the U.S. Credit Agreement totaled $65.0 million as of the end of the third quarter of 2009 and $66.7 million as of the end of fiscal year 2008. As of the end of the third quarter of 2009, the maximum aggregate borrowing amount available under the U.S. Credit Agreement was $522.3 million and excess availability under the U.S. Credit Agreement totaled $457.3 million. As of the end of the third quarter of 2009, the Company was in compliance with all covenants under the U.S. Credit Agreement. The U.S. Credit Agreement expires on July 12, 2012.

        Borrowings under the U.S. Credit Agreement bear interest at rates based on either the prime rate or the London Interbank Offered Rate ("LIBOR"). Margins are applied to the applicable borrowing rates and letter of credit fees under the U.S. Credit Agreement depending on the level of average availability. Fees on letters of credit issued under the U.S. Credit Agreement were charged at a weighted average rate of 0.875% during the first nine months of 2009. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit.

        On September 30, 2009, Grand & Toy Limited, the Company's wholly owned subsidiary in Canada, entered into a Loan and Security Agreement (the "Canadian Credit Agreement") with a group of banks. The Canadian Credit Agreement permits Grand & Toy Limited to borrow up to a maximum of C$60 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The Canadian Credit Agreement may be increased (up to a maximum of C$80 million) at Grand & Toy Limited's request or reduced from time to time, in each case according to the terms detailed in the Canadian Credit Agreement. There were no borrowings outstanding under the facility at the end of the third quarter of 2009. Letters of credit, which may be issued under the Canadian Credit Agreement up to a maximum of C$10 million, reduce available borrowing capacity under the Canadian Credit Agreement. There were no letters of credit at the end of the third quarter of 2009. The maximum aggregate borrowing amount available under the Canadian Credit Agreement was $47.6 million (C$51.3 million) at the end of the third quarter of 2009. Grand & Toy Limited was in compliance with all covenants under the Canadian Credit Agreement at the end of the third quarter of 2009. The Canadian Credit Agreement expires on July 12, 2012.

        At the end of the third quarter, Grupo OfficeMax, our 51% owned joint venture in Mexico, had total outstanding borrowings of $16.4 million. This included $10.2 million under an installment loan agreement which is due in 60 monthly payments that started in the second quarter of 2009. In the third quarter of 2009, Grupo OfficeMax entered into a second installment loan agreement for $6.0 million due in 54 monthly payments beginning in the second quarter of 2010. The remaining $0.2 million of borrowings is a simple revolving loan. No Grupo OfficeMax loans have recourse against the Company. The $6.0 million installment loan is secured by certain owned property of Grupo OfficeMax. All other Grupo OfficeMax loan facilities are unsecured.

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

Cash Paid for Interest

        Cash payments for interest, net of interest capitalized and excluding payments related to the timber notes, were $4.4 million and $21.6 million for the quarter and nine months ended September 26, 2009, respectively, and $4.2 million and $18.9 million for the quarter and nine months ended September 27, 2008, respectively. Cash interest payments made on the Securitization Notes are completely offset by interest payments received on the Installment Notes.

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

        During the fourth quarter of 2008, the Company completed the final analysis of the second quarter impairment and recorded an additional non-cash, pre-tax impairment charge of $103.8 million. Also in the fourth quarter of 2008, the Company recorded non-cash, pre-tax charges of $325.3 million associated with an interim impairment test of goodwill and intangible assets performed in that period.

Identifiable Intangible Assets

        Identifiable intangible assets consist of the values assigned to trade names, customer lists and relationships, noncompete agreements and exclusive distribution rights of businesses acquired. The trade name assets have an indefinite life and are not amortized, but are tested for impairment annually or more frequently if indicators of impairment are present. All other intangible assets are amortized on a straight-line basis over their expected useful lives. Customer lists and relationships are amortized over three to 20 years, noncompete agreements over their terms, which are generally three to five years, and exclusive distribution rights over ten years. In 2008, the carrying value of the Company's trade name assets was reduced by $107.2 million ($80.0 million in the second quarter and $27.2 million in the fourth quarter) as a result of the impairment reviews discussed above. No impairments of intangible assets were required or recorded in the first nine months of 2009. Intangible assets consisted of the following:

	September 26, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$66,000	$—	$66,000
Customer lists and relationships	25,797	(10,890)	14,907
Exclusive distribution rights	6,606	(3,280)	3,326

	$98,403	$(14,170)	$84,233

	December 27, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$66,000	$—	$66,000
Customer lists and relationships	34,767	(21,848)	12,919
Noncompete agreements	12,844	(12,844)	—
Exclusive distribution rights	5,255	(2,381)	2,874

	$118,866	$(37,073)	$81,793

        Intangible asset amortization expense totaled $0.4 million and $1.1 million for the quarter and nine months ended September 26, 2009, respectively. Intangible asset amortization expense totaled $1.4 million and $4.3 million for the quarter and nine months ended September 27, 2008, respectively.

        The changes in the gross carrying amounts of identifiable intangible assets during 2009 were as follows:

	Gross Carrying Amount December 27, 2008	Write-off of previously amortized amounts	Effect of foreign currency translation	Gross Carrying Amount September 26, 2009
	(thousands)
Trade names	$66,000	$—	$—	$66,000
Customer lists and relationships	34,767	(14,102)	5,132	25,797
Noncompete agreements	12,844	(12,844)	—	—
Exclusive distribution rights	5,255	—	1,351	6,606

	$118,866	$(26,946)	$6,483	$98,403

7. Investments in Affiliates

        In connection with the sale of the paper, forest products and timberland assets in 2004, the Company invested $175 million in the equity units of the buyer, Boise Cascade Holdings, L.L.C. A portion of the equity units received in exchange for the Company's investment carry no voting rights. This investment is accounted for under the cost method as Boise Cascade Holdings, L.L.C. does not maintain separate ownership accounts for its affiliate's members, and the Company does not have the ability to significantly influence its operating and financial policies. This investment is included in investments in affiliates in the Consolidated Balance Sheets.

        The investment in Boise Cascade Holdings L.L.C. represented a continuing involvement in the operations of the business we sold in 2004. Therefore, approximately $180 million of gain realized from the sale was deferred. This gain is expected to be recognized in earnings as the Company's investment is reduced.

        We review the carrying value of this investment whenever events or circumstances indicate that its fair value may be less than its carrying amount. At December 27, 2008 and again at June 27, 2009, the Company requested and reviewed certain financial information of Boise Cascade Holdings, L.L.C., including estimated future cash flows as well as data regarding the valuation of comparable companies, and determined that there was no impairment of this investment. There were no current indicators of impairment in the third quarter of 2009. However, the Company will continue to monitor and assess this investment.

        The non-voting equity units accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June and December. The Company recognized dividend income on this investment of $1.7 million and $1.5 million in the third quarters of 2009 and 2008, respectively, and $5.0 million and $4.7 million in the first nine months of 2009 and 2008, respectively. These amounts were recorded as a reduction of general and administrative expenses in the Consolidated Statements of Operations. The dividend receivable was $21.2 million at September 26, 2009 and was recorded in other non-current assets in the Consolidated Balance Sheets.

        The Company receives distributions from Boise Cascade Holdings, L.L.C. for the income tax liability associated with its share of allocated earnings of Boise Cascade Holdings, L.L.C. During the first nine months of 2009 and 2008, the Company received tax-related distributions of $2.6 million and $23.0 million, respectively. The larger distribution in 2008 reflected the gain on the sale by Boise Cascade Holdings, L.L.C. of a majority interest in its paper and packaging and newsprint businesses. The distributions are reported as other income, net in the Consolidated Statements of Operations.

8. Income Taxes

        As of September 26, 2009, the Company had $23.2 million of total gross unrecognized tax benefits, which represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company's effective income tax rate in future periods. It is possible that the Company's liability for uncertain tax positions will be reduced by as much as $16.1 million by the end of 2009. Such reduction would result from the effective settlement of tax positions with various tax authorities. Income tax expense for the first nine months of 2008 included a discrete benefit from the recognition of previously unrecognized tax benefits due to the effective settlement of a federal income tax audit covering certain periods through the 2005 tax year. The Company recognized $6.8 million of benefit from this settlement in 2008.

        A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

Amount
(thousands)
Balance at December 27, 2008	$20,380
Increase related to prior year tax positions	1,928
Decrease related to prior year tax positions	(785)
Increase related to current year tax positions	1,758
Settlements	(60)

Balance at September 26, 2009	$23,221

        As discussed in Note 4, Timber Notes, at the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment note structure allowed the Company to defer the resulting tax liability of $543 million until 2020, the maturity date for the Installment Notes. Due to the Lehman bankruptcy and note defaults, we initially concluded that approximately half of this gain would be accelerated into 2008 for tax purposes and we estimated and paid taxes on this gain in 2008. In estimating the cash taxes, we considered our available alternative minimum tax credits, a portion of which resulted from prior tax payments related to the sale of the timberlands in 2004, which were used to reduce the net cash payments. After extensive review with our outside tax advisors, we concluded that the recognition of the Lehman portion of the gain was not triggered in 2008, but instead will be triggered when the Installment Note is transferred to the Securitization Note holders as payment and/or when the Lehman bankruptcy is resolved. Accordingly, we appropriately modified our position as we finalized the 2008 tax return, and have requested and received refunds of taxes paid in 2008 from the federal government, and anticipate state refunds within the next twelve months. Accordingly, in the Consolidated Balance Sheets as of September 26, 2009, the Company has reestablished both the deferred tax liability related to the full deferred gain from the sale of the timberlands and the deferred tax assets relative to available alternative minimum tax credits.

        The Company or its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and multiple state and foreign jurisdictions. Years prior to 2006 are no longer subject to U.S. Federal income tax examination, and the Company is no longer subject to major state income tax examinations for years before 2002.

9. Shareholders' Equity and Noncontrolling Interest

        The following table reflects changes in shareholders' equity and noncontrolling interest for the first nine months of 2009.

	Shareholders' Equity	Noncontrolling Interest
	(thousands)
Balance at December 27, 2008	$290,003	$21,871
Comprehensive income:
Net income (loss) attributable to OfficeMax and noncontrolling interest	3,249	(1,111)
Other comprehensive income:
Foreign currency translation adjustments	43,976	231
Amortization of unrecognized retirement and benefit costs, net of tax	3,471	—

Comprehensive income attributable to OfficeMax and noncontrolling interest	$50,696	$(880)
Preferred stock dividends	(2,781)	—
Stock-based compensation	5,989	—
Capital contribution	—	7,303
Other	(9,369)	(30)

Balance at September 26, 2009	$334,538	$28,264

        The Company intends to make a voluntary excess contribution of approximately $100 million of OfficeMax common stock to the Company's qualified pension plans. At the time of the contribution, the shares will be unregistered with an agreement to have them subsequently registered.

        In accordance with an amended and restated joint venture agreement, the minority owner of our subsidiary in Mexico, Grupo OfficeMax, can elect to put its remaining 49% interest in the subsidiary to OfficeMax if earnings targets are achieved. As such, the noncontrolling interest has been presented outside of permanent equity. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to put its ownership interest, the purchase price would be equal to fair value, calculated based on both the subsidiary's earnings for the last four quarters before interest, taxes and depreciation and amortization, and the current market multiples of similar companies. At September 26, 2009, Grupo OfficeMax did not meet the earnings targets.

10. Comprehensive Income

        Comprehensive income includes the following:

	Quarter Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(thousands)
Net income (loss) attributable to OfficeMax and noncontrolling interest	$6,836	$(431,651)	$2,138	$(1,261,568)
Other comprehensive income:
Foreign currency translation adjustments	18,335	(53,378)	44,207	(44,568)
Amortization of unrecognized retirement and benefit costs, net of tax	348	1,027	3,471	3,488

Comprehensive income (loss) attributable to OfficeMax and noncontrolling interest	25,519	(484,002)	49,816	(1,302,648)
Less: Comprehensive income (loss) attributable to noncontrolling interest	3	641	(880)	3,637

Comprehensive income (loss) available to OfficeMax	$25,516	$(484,643)	$50,696	$(1,306,285)

11. Financial Instruments

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (non-derivatives), short-term borrowings and accounts payable approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company's other financial instruments at September 26, 2009 and December 27, 2008. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	September 26, 2009		December 27, 2008
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Financial assets:
Timber notes receivable
Wachovia	$817.5	$838.4	$817.5	$801.9
Lehman	81.8	81.8	81.8	81.8
Financial liabilities:
Debt	$332.5	$250.5	$354.4	$236.7
Securitization notes payable
Wachovia	$735.0	$768.4	$735.0	$736.8
Lehman	735.0	81.8	735.0	81.8

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

        For the nine months ended September 26, 2009 there was no change in assets and liabilities measured at estimated fair value using Level 3 inputs.

12. Retirement and Benefit Plans

        The following represents the components of net periodic pension and other postretirement benefit costs (income):

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(thousands)
Service cost	$1,126	$533	$47	$68
Interest cost	18,965	19,519	288	314
Expected return on plan assets	(18,943)	(22,520)	—	—
Recognized actuarial loss	1,646	2,949	13	69
Amortization of prior service costs and other	—	—	(1,003)	(991)

Net periodic benefit cost (income)	$2,794	$481	$(655)	$(540)

	Pension Benefits		Other Benefits
	Nine months Ended		Nine months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(thousands)
Service cost	$3,379	$1,599	$141	$211
Interest cost	56,893	58,552	864	965
Expected return on plan assets	(57,680)	(67,559)	—	—
Recognized actuarial loss	8,684	8,847	109	212
Amortization of prior service costs and other	—	—	(2,999)	(3,014)

Net periodic benefit cost (income)	$11,276	$1,439	$(1,885)	$(1,626)

        The minimum pension contribution requirement for 2009 is approximately $6.8 million, of which $5.3 million has been contributed in cash as of September 26, 2009. The Company expects to fund $6.8 million in cash for the full year.

        The Company intends to make a voluntary excess contribution of approximately $100 million of our common stock to our qualified pension plans which is expected to eliminate the need for any pension contributions in 2010 for these plans. Based on actuarial estimates, this additional contribution is expected to reduce our pension contributions over the next five years by approximately $100 million.

        Based on the high level of inactive participants in the Company's pension plans as well as the fact that substantially all plan participants are fully vested, the Company changed the estimated amortization period for its unrecognized actuarial loss (which represents the difference between the actual funded status and the ultimately expected funded status during 2009) in the second quarter of 2009, and the amortization period was changed from the average remaining service period of the participants to their average remaining life expectancy. The impact of the change in the first nine months was a reduction in pension expense of $5.8 million, pre-tax, or $0.05 per diluted share.

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

        Substantially all products sold by Contract and Retail are purchased from independent third-party manufacturers or industry wholesalers, except office papers. These segments purchase office papers primarily from the paper operations of Boise Inc. under a 12-year paper supply contract, executed in 2004.

        Corporate and Other includes corporate support staff services and related assets and liabilities.

        Management evaluates the segments based on operating income (loss). The income and expense related to certain assets and liabilities that are reported in the Corporate and Other segment have been allocated to the Contract and Retail segments.

        An analysis of our operations by segment is as follows:

	Sales		Operating Income (loss)
	Quarter Ended		Quarter Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(thousands)
Contract	$899,580	$1,049,116	$8,582	$35,509
Retail	932,367	1,047,221	28,412	29,137
Corporate and Other	—	—	(11,797)	(746,183)

	$1,831,947	$2,096,337	$25,197	$(681,537)

	Sales		Operating Income (loss)
	Nine months Ended		Nine months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(thousands)
Contract	$2,708,841	$3,356,121	$35,629	$(321,700)
Retail	2,692,708	3,027,778	20,484	(422,111)
Corporate and Other	—	—	(30,880)	(761,673)

	$5,401,549	$6,383,899	$25,233	$(1,505,484)

14. Share Based Payments

        The Company sponsors several share-based compensation plans, which include restricted stock, restricted stock units and stock options. The Company recognizes compensation expense from all share-based payment transactions with employees in the consolidated financial statements based on the grant date fair value. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The Company recognized expense of $2.2 million and $6.0 million, related to share-based payments in the third quarter and first nine months of 2009. The Company also recognized expense of $1.1 million in the third quarter of 2008. However, as a result of changes in estimates earlier in 2008, including estimates related to certain performance criteria, the Company recognized a benefit of $1.8 million related to share-based payments in the first nine months of 2008. The total income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $0.9 million and $2.3 million for the third quarter and first nine months of 2009, respectively.

Restricted Stock and Restricted Stock Units

        During the first nine months of 2009, the Company granted to its officers and non-employee directors 774,476 restricted stock units ("RSUs"). The weighted-average grant-date fair value of the RSUs was $5.00. As of September 26, 2009, 768,997 of these RSUs remained outstanding and vest after defined service periods as follows: 74,676 in 2010, 347,161 in 2011 and 347,160 in 2012. All RSUs granted to officers in 2009 require certain performance criteria to be met for 2009 and 2010. In addition to RSUs granted in the first nine months of 2009, there are an additional 1,197,169 outstanding RSUs, vesting through 2014, some of which contain performance criteria.

Stock Options

        The Company granted 2,071,360 stock options in the first nine months of 2009. The Company did not grant any stock options during 2008. A summary of stock option activity for the nine months ended September 26, 2009 and September 27, 2008 is presented in the table below:

	2009		2008
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Balance at beginning of period	1,495,795	$31.95	1,596,295	$31.84
Options granted	2,071,360	4.77	—	—
Options exercised	—	—	—	—
Options forfeited and expired	(213,282)	33.49	(64,033)	29.79

Balance at end of period	3,353,873	$15.07	1,532,262	$31.92
Exercisable at end of period	1,252,446		1,436,929

        The following table provides summarized information about stock options outstanding at September 26, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	11,171	—	2.50	11,171	2.50
$4.00 - $5.00	2,053,760	6.4	4.77	—	—
$18.00 - $28.00	537,282	0.9	27.65	537,282	27.65
$28.01 - $39.00	751,660	2.9	34.39	703,993	34.53

        At September 26, 2009, outstanding stock options had an aggregate intrinsic value of $15.8 million while exercisable stock options had an aggregate intrinsic value of $0.1 million. The aggregate intrinsic value represents the pre-tax difference between the Company's closing stock price on the last trading day of the third quarter of 2009 and the exercise price, multiplied by the number of in-the-money options at the end of the quarter.

15. Net Income (Loss) Available to OfficeMax Common Shareholders

        The computation of basic and diluted income (loss) per common share for the third quarter and first nine months of 2009 and 2008 is as follows:

	Quarter Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(thousands, except per-share amounts)
Net income (loss) available to OfficeMax common shareholders	$5,656	$(432,695)	$1,090	$(1,265,598)
Average shares—basic	76,285	75,931	76,233	75,831
Restricted stock, stock options and other	867	—	613	—

Average shares—diluted(a)(b)	77,152	75,931	76,846	75,831
Income (loss) per common share:
Basic	$0.07	$(5.70)	$0.01	$(16.69)
Diluted	$0.07	$(5.70)	$0.01	$(16.69)

(a)
The assumed conversion of outstanding preferred stock was anti-dilutive in all periods presented, and therefore no adjustment was required to determine diluted income or average shares-diluted.

(b)
Options to purchase 1.3 million and 1.5 million shares of common stock were outstanding during 2009 and 2008, respectively, but were not included in the computation of diluted income (loss) per common share because the impact would have been anti-dilutive as the option price was higher than the average market price during the year.

16. Subsequent Events

        The Company has evaluated events and transactions subsequent to September 26, 2009 through October 30, 2009, the date these consolidated financial statements were included in this Form 10-Q and filed with the SEC. Any significant events that occurred subsequent to September 26, 2009 have been appropriately recognized and disclosed in the consolidated financial statements.

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

Overall Summary

        Sales for the third quarter of 2009 decreased 12.6% to $1,831.9 million and decreased 15.4% to $5,401.5 million for the first nine months of 2009. Gross profit margin decreased by 1.4% of sales to 23.7% of sales for the third quarter of 2009 and by 1.0% of sales to 24.0% of sales in the first nine months of 2009. The reductions in sales and gross profit margin relative to last year primarily reflected the weaker economic environment, which negatively impacted all product categories and geographic areas in both our Contract and Retail segments. Operating and selling expenses were down for both the third quarter and nine month periods as a result of the declines in sales. As a percentage of sales, operating expenses improved for the third quarter as a result of tight cost controls, but declined for the nine month period due to the fixed components of these costs. General and administrative expenses were lower for both the third quarter and nine month periods due to cost reduction efforts, but increased as a percentage of sales due to the deleveraging effect of the lower sales. Net income available to OfficeMax common shareholders for the third quarter of 2009 was $5.7 million, or $0.07 per diluted share. This compared to a net loss available to OfficeMax common shareholders of $432.7 million or $(5.70) per diluted share in the same period last year, which included significant charges relating to the impairment of our timber notes receivable. For the first nine months of 2009, the net income available to OfficeMax common shareholders was $1.1 million, or $0.01 per diluted share compared to a net loss available to OfficeMax common shareholders of $1,265.6 million, or $(16.69) per diluted share in the same period last year which, in addition to the impairment of the timber note receivable, included significant charges relating to the impairment of goodwill and other assets.

Results of Operations, Consolidated
($ in millions, except per share amounts)

	Quarter Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Sales	$1,831.9	$2,096.3	$5,401.5	$6,383.9
Gross profit	434.7	526.5	1,295.2	1,597.9
Operating and selling expenses	339.0	394.5	1,021.4	1,191.7
General and administrative expenses	69.0	77.7	208.9	229.3
Goodwill and other asset impairments	—	735.8	—	1,671.1
Other operating expenses	1.5	—	39.7	11.3

Total operating expenses	409.5	1,208.0	1,270.0	3,103.4
Operating income (loss)	25.2	(681.5)	25.2	(1,505.5)
Net income (loss) available to OfficeMax common shareholders	$5.7	$(432.7)	$1.1	$(1,265.6)

	(percentage of sales)
Gross profit margin	23.7%	25.1%	24.0%	25.0%
Operating and selling expenses	18.5%	18.8%	18.9%	18.7%
General and administrative expenses	3.7%	3.7%	3.9%	3.6%

        Our results for the first nine months of 2009 and 2008 were influenced by the following items:

  •
  During the third quarter of 2008, we recorded a pre-tax impairment charge of $735.8 million on the timber installment note guaranteed by Lehman as a result of the Lehman bankruptcy. This impairment charge, recorded in the Corporate and Other segment, is included in the caption goodwill and other asset impairments in the Consolidated Statements of Operations. We also stopped accruing the interest income on the timber installment note guaranteed by Lehman as of the date of the last interest payment (April 29, 2008), while continuing to accrue interest expense on the related securitization notes payable until the date of default (October 29, 2008). The additional net interest expense recorded in the third quarter was $18.2 million. These charges resulted in a reduction of net income (loss) available to OfficeMax common shareholders of $460.7 million, or $6.06 per diluted share for the third quarter. For information regarding this impairment charge see our discussion of timber notes under the heading "Timber Notes" in this section.

  •
  In the second quarter of 2008, we recorded non-cash, pre-tax impairment charges of $935.3 million related to goodwill and other assets, a portion of which was reflected in each of our Contract and Retail segments. These non-cash charges negatively impacted net loss available to OfficeMax common shareholders by $909.3 million ($11.99 per diluted share) for the nine month period and were included in goodwill and other asset impairments in the Consolidated Statements of Operations.

  •
  In the first nine months of 2009, we recorded pre-tax severance and other charges of $8.4 million in our Contract segment, of which $1.5 million related to the reorganization of our customer service centers in the third quarter and $6.9 million related principally to U.S. and Canadian sales force reorganizations initiated earlier in 2009. In addition, we recorded pre-tax charges in our Retail segment of $31.2 million for the first nine months of 2009 related to the closing of underperforming stores prior to the end of their lease terms, of which 17 were in the U.S. and four were in Mexico. In the first nine months of 2008, we recorded $14.4 million of pre-tax severance and other charges related to the reorganization of Retail store and field management, and to the consolidation of the Contract segment's manufacturing facilities in New Zealand. We also recorded a $3.1 million gain in our Corporate segment, primarily related to the release of a warranty escrow established at the time of sale of our legacy Voyageur Panel business in 2004. Cumulatively, these charges negatively impacted net income (loss) available to OfficeMax common shareholders by $0.9 million ($0.01 per diluted share) in the third quarter of 2009 and by $24.1 million ($0.32 per diluted share) and $7.0 million ($0.09 per diluted share) for the first nine months of 2009 and 2008, respectively. These charges were included in other operating expenses in the Consolidated Statements of Operations.

  •
  In the second quarter of 2009, we recorded pre-tax income of $4.4 million related to interest earned on a tax escrow balance established in a prior period in connection with our legacy Voyageur Panel business sold in 2004. This income was included in interest income in the Consolidated Statements of Operations and favorably impacted net income available to OfficeMax common shareholders by $2.7 million ($0.04 per diluted share).

  •
  In the first quarter of 2009 and 2008, we recorded pre-tax income of $2.6 million and $20.5 million, respectively, for tax-related distributions received on our investment in Boise Cascade Holdings, L.L.C. The larger distribution in 2008 reflected the gain on the sale by Boise Cascade Holdings, L.L.C. of a majority interest in its paper and packaging and newsprint businesses. These items favorably impacted net income (loss) available to OfficeMax common shareholders by $1.6 million and $12.5 million ($0.02 and $0.16 per diluted share) in 2009 and 2008, respectively, and were included in other income, net in the Consolidated Statements of Operations.

  •
  In the third quarter and first nine months of 2009, we recorded $8.6 million and $14.0 million, respectively, of higher incentive compensation expense compared to the same periods of 2008 when we had minimal incentive compensation expense. The higher incentive compensation expense was reflected in our Contract, Retail and Corporate and Other segments and was included in operating and selling expense and general and administrative expense in the Consolidated Statements of Operations. The higher incentive compensation expense negatively impacted net income (loss) available to OfficeMax common shareholders by $5.3 million ($0.07 per diluted share) in the third quarter of 2009 and by $8.6 million ($0.11 per diluted share) for the first nine months of 2009.

        These items are described in more detail in the sections that follow.

        At the end of the third quarter of 2009, we had total debt of $332.5 million, excluding $1,470.0 million of timber securitization notes, which have recourse limited to the timber installment notes receivable and related guarantees. At the end of the third quarter of 2009, we had $546.9 million in cash and cash equivalents and $457.3 million in available (unused) borrowing capacity under our $700 million U.S. Credit Agreement, which is committed through July 12, 2012. Our unused borrowing capacity under the U.S. Credit Agreement at the end of the third quarter 2009 reflects an available borrowing base of $522.3 million, no outstanding borrowings, and $65.0 million of standby letters of credit issued under the revolving credit facility. At the end of the third quarter of 2009, our wholly owned Canadian subsidiary Grand & Toy Limited had an additional $47.6 million (C$51.3 million) of available credit under the Canadian Credit Agreement, which is committed through July 12, 2012.

        During the first nine months of 2009, we generated $369.1 million of cash from operations which reflected significant reductions in inventory levels and strong working capital management. Cash from operations also included $71.6 million of cash tax refunds from the federal government and $46.1 million in cash proceeds from borrowings of accumulated earnings on company-owned life insurance ("COLI") policies. Included in our cash from investing activities for the first nine months of 2009 are $25.1 million in cash we received upon the distribution of a tax escrow balance established in a prior period in connection with our legacy Voyageur Panel business sold in 2004 and $15.0 million of withdrawals from the principal balance of our COLI policies. We invested $23.9 million for capital expenditures in the first nine months of 2009 compared to $112.1 million in the first nine months of 2008. We expect capital expenditures for full year 2009 to be in the range of $30 million to $40 million.

        We intend to make a voluntary excess contribution of approximately $100 million of our common stock to our qualified pension plans which is expected to eliminate the need for any pension contributions in 2010 for these plans. Based on actuarial estimates, this additional contribution is expected to reduce our pension contributions over the next five years by approximately $100 million.

Outlook

        Given the projected weak economic climate, our expectations remain very cautious for the fourth quarter of 2009. The company expects sales in the fourth quarter of 2009 will decline on a year-over-year basis, but improve sequentially compared to the third quarter. The company expects a greater gross margin rate decline on a year-over-year basis in the fourth quarter of 2009 than it experienced in the third quarter, along with additional incentive compensation expense accruals similar to the level accrued in the third quarter.

Operating Results

        Sales for the third quarter of 2009 decreased 12.6% to $1,831.9 million from $2,096.3 million for the third quarter of 2008 and for the first nine months of 2009 decreased 15.4% to $5,401.5 million from $6,383.9 million for the first nine months of 2008. The year-over-year sales decreases occurred in both our Contract and Retail segments and related primarily to the weaker economic environment, with 1.5% of the third quarter decrease and 3.0% of the year-to-date decrease relating to changes in foreign exchange rates.

        Gross profit margin decreased by 1.4% of sales to 23.7% of sales for the third quarter of 2009, and for the first nine months of 2009, decreased by 1.0% of sales to 24.0% of sales. The year-over-year gross profit margin declines for the quarter and nine month periods occurred in both our Contract and Retail segments. The Retail segment experienced good overall product margins and strong cost support from our vendors, the benefits of which were entirely offset by deleveraging of fixed occupancy costs. The Contract segment experienced lower gross margins as a result of softer market conditions as well as a shift in its customers' purchasing trends to a higher percentage of lower-margin consumable items, lower sales of off-contract items, and higher customer acquisition and retention costs.

        Operating and selling expenses decreased significantly for both the third quarter and first nine months of 2009. As a percentage of sales, the rate declined in the third quarter reflecting tight cost controls. The increase in operating and selling expenses as a percent of sales for the first nine months of 2009 was primarily the result of deleveraging of fixed costs due to lower sales partially offset by reduced payroll and other targeted cost reductions.

        General and administrative expenses decreased in the third quarter and first nine months of 2009 reflecting lower headcount resulting from a significant reduction in force at the corporate headquarters in late 2008, and other expense reductions that were partially offset by higher pension costs and incentive compensation expenses.

        Overall operating expenses were impacted by $8.6 million dollars of higher incentive compensation expense for the quarter and $14.0 million dollars higher year-to-date compared to the same periods of 2008 when we had minimal incentive compensation expense. This incentive compensation relates to the incentive programs described in our 2009 proxy and it applies to all eligible employees in corporate, field and store management. As a result of the significant macroeconomic uncertainty at the time the programs were approved in early '09, they were structured to require the company to meet a challenging EBIT target that ensured sufficient funding would be present before any payouts would be made under the programs. Because of the anticipated difficulty of meeting the target and better clarity on the macroeconomic environment in 2009 as the year has progressed, the third and fourth quarters of 2009 will require a greater percentage of EBIT dollars to fund the programs than in prior years.

        During the third quarter of 2008, we recorded a pre-tax impairment charge of $735.8 million on the timber installment note guaranteed by Lehman as a result of the Lehman bankruptcy. This impairment charge, recorded in the Corporate and Other segment, is included in the caption goodwill and other asset impairments in the Consolidated Statements of Operations. This non-cash charge resulted in a reduction of net income (loss) available to OfficeMax common shareholders of $449.5 million, or $5.91 per diluted share for the quarter ($5.92 per diluted share for the nine-month period) and was recorded in our Corporate and Other segment. For information regarding this impairment charge see our discussion of timber notes under the heading "Timber Notes" in this section.

        Also in 2008, during the second quarter, we recorded impairment charges of $935.3 million related to goodwill and other assets in both our Contract and Retail segments. These non-cash charges consisted of $850 million of goodwill impairment in both the Contract ($464 million) and Retail ($386 million) segments, $80 million of impairment of trade names in our Retail segment, and $5.3 million of impairment related to fixed assets in our Retail segment. For information regarding impairment charges, see the discussion of goodwill and other asset impairments that follows.

        Other operating expenses were $1.5 million and $39.7 million for the third quarter and the first nine months of 2009, respectively. The first nine months of 2009 reflect $31.2 million of charges related to store closures in the U.S. and Mexico. In addition, we have reorganized several areas of the

Company over the last two years resulting in severance and other costs. Therefore, in the third quarter of 2009, we recorded a $1.5 million charge relating to the consolidation of our customer service centers and, in an earlier quarter, $6.9 million of severance charges principally related to U.S. and Canadian sales force reorganizations. In the first six months of 2008, we recorded $12.0 million of severance and other charges for the reorganization of our Retail store and field management organizations and the consolidation of the Contract segment's manufacturing facilities in New Zealand, as well as a $3.1 million gain recognized in our Corporate segment primarily related to the sale of our legacy Voyageur Panel business.

        Other operating expenses are summarized in the table below.

	Quarter Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
	(millions)
Store closures	$—	$—	$31.2	$—
Severance from reorganizations and consolidations	1.5	—	8.4	14.4
Gain on Voyageur Panel business	—	—	—	(3.1)
Other	—	—	0.1	—

	$1.5	$—	$39.7	$11.3

        Interest expense was $19.3 million and $29.8 million for the third quarter of 2009 and 2008, respectively, while year-to-date interest expense was $58.0 million in 2009 and $89.1 million in the prior year period. The declines in interest expense were principally due to the bankruptcy of Lehman on September 15, 2008. Lehman is the guarantor of half of the Installment Notes and the related Securitization Notes payable. On October 29, 2008, Lehman failed to pay the semi-annual interest payment on the Installment Note it guarantees. Because we are only obligated to make interest payments on the Securitization Notes supported by the Lehman guarantee to the extent that we receive interest payments on the Installment Note guaranteed by Lehman, we did not pay the interest payment due on the Securitization Notes supported by the Lehman guarantee. As a result of these events, both the Installment Note guaranteed by Lehman and the related Securitization Notes are in default and we have ceased accruing both the related interest income and interest expense on them, each of which amounted to approximately $10 million per quarter.

        Interest income was $10.9 million and $3.3 million in the third quarter of 2009 and 2008, respectively. The increase was due primarily to the effect of the reversal of $7.2 million in interest receivable related to the Lehman installment notes in the third quarter of 2008. For the nine months, interest income was $36.4 million in 2009 and $46.9 million in the prior year. This decline represents $13.2 million of reduced interest income recorded on the Lehman notes as a result of its bankruptcy filing in 2008, partially offset by $4.4 million of interest income related to a tax escrow balance established in a prior period in connection with our legacy Voyageur Panel business sold in 2004.

        Other income (non-operating) was $2.8 million for the first nine months of 2009 compared to $20.7 million in the prior year. Other income (non-operating) for the first nine months of 2009 and 2008 consists principally of tax-related distributions received from Boise Cascade Holdings, L.L.C. of $2.6 million for the first nine months of 2009 and $20.5 million for the first nine months of 2008. The larger distribution in 2008 reflected the gain on the sale by Boise Cascade Holdings, L.L.C. of a majority interest in its paper and packaging and newsprint businesses.

        Our effective tax rate for the first nine months of 2009 was 67.4% reflecting the impact from the mix of domestic and foreign sources of income. Due to the current year's low level of profitability, this rate is not indicative of our expected effective tax rate in future years. The impairment charge recorded in the first nine months of 2008 included a portion of goodwill that was not deductible for tax purposes, resulting in a tax benefit of $26.1 million or approximately 2.8% of the pre-tax charge of $935.3 million. The 2008 rate also included an additional benefit as the Company effectively settled an audit with the Federal government for all tax years through 2005. As a result, we were able to recognize previously unrecognized tax benefits as a discrete reduction of income tax expense for the third quarter and first nine months of 2008. The Company recognized $6.8 million of benefit from this settlement in 2008.

        Net income available to OfficeMax common shareholders for the third quarter of 2009 was $5.7 million, or $0.07 per diluted share compared to a loss of $(432.7) million or $(5.70) per diluted share for the third quarter of 2008. For the first nine months of 2009, net income available to OfficeMax common shareholders was $1.1 million, or $0.01 per diluted share compared to a loss of ($1,265.6) million or ($16.69) per diluted share for the first nine months of 2008.

OfficeMax, Contract
($ in millions)

	Quarter Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Sales	$899.6	$1,049.1	$2,708.8	$3,356.1
Gross profit	179.7	228.5	555.8	742.0
Gross profit margin	20.0%	21.8%	20.5%	22.1%
Operating, selling and general and administrative expenses	169.6	193.0	511.8	597.3
Percentage of sales	18.9%	18.4%	18.9%	17.8%
Goodwill and other asset impairments	—	—	—	464.0
Other operating expenses	1.5	—	8.4	2.4

Total operating expenses	171.1	193.0	520.2	1,063.7
Segment income (loss)	$8.6	$35.5	$35.6	$(321.7)
Sales by Product Line
Office supplies and paper	$519.9	$607.2	$1,589.2	$1,940.5
Technology products	292.2	307.9	868.0	1,019.0
Office furniture	87.5	134.0	251.6	396.6
Sales by Geography
United States	$629.5	$743.7	$1,930.4	$2,341.9
International	270.1	305.4	778.4	1,014.2
Sales Growth
Total sales growth	(14.3)%	(11.5)%	(19.3)%	(8.0)%

        For the third quarter of 2009, Contract segment sales decreased 14.3% (12.8% after adjusting for the foreign currency exchange effect) to $899.6 million from $1,049.1 million for the third quarter of 2008, reflecting a U.S. sales decline of 15.4%, and an international Contract operations sales decline of 11.6% in U.S. dollars (a sales decrease of 6.5% in local currencies). For the first nine months of 2009, Contract segment sales decreased 19.3% (14.8% after adjusting for the foreign currency exchange effect) to $2,708.8 million from $3,356.1 million for the first nine months of 2008, reflecting a U.S. sales decline of 17.6%, and an international Contract operations sales decline of 23.3% in U.S. dollars (a sales decrease of 8.5% in local currencies). U.S. Contract sales in both periods of 2009 continue to reflect weaker sales from existing corporate accounts as well as the fact that sales from new customers were less than sales from lost customers. We continue to experience declines as our customers reduce overhead spending and headcount. However, the U.S. sales to existing corporate customers are modestly improving from the two previous quarters.

        Contract segment gross profit margin decreased by 1.8% of sales to 20.0% of sales in the third quarter of 2009 and declined 1.6% of sales to 20.5% of sales for the first nine months of 2009. The decrease in gross profit margin was primarily due to softer market conditions, a shift in the purchasing trends of our customers to a higher percentage of on-contract items, including lower-margin commodities and consumable items like paper, and higher initial and amortized customer acquisition and retention costs as a percentage of sales. Targeted cost controls in our delivery fleet helped to mitigate the impact of deleveraging.

        Operating, selling and general and administrative expenses for the Contract segment increased by 0.5% of sales to 18.9% of sales for the third quarter of 2009, and increased by 1.1% of sales to 18.9% of sales for the first nine months of 2009. The increase was primarily due to the deleveraging of fixed expenses from lower sales and increased incentive compensation expenses, partially offset by cost management initiatives, including lower payroll costs as a result of fewer personnel in our customer fulfillment and customer service centers and the reduction in force at our corporate headquarters in the fourth quarter of 2008.

        Total Contract segment operating expenses for the third quarter and first nine months of 2009 included $1.5 million of severance and other charges for consolidation of customer service and customer fulfillment centers and $6.9 million of severance charges principally related to U.S. and Canadian sales force reorganizations, which were recorded in the second quarter. Total Contract segment operating expenses for the first nine months of 2008 included a non-cash charge of $464 million in the second quarter related to goodwill impairment and a charge of $2.4 million in the first quarter related to the consolidation of manufacturing facilities in New Zealand. For more information regarding impairment charges, see the discussion of goodwill and other asset impairments in this section.

        The Contract segment reported income of $8.6 million, or 1.0% of sales in the third quarter of 2009, compared to income of $35.5 million in the third quarter of 2008. For the first nine months of 2009, the Contract segment reported income of $35.6 million, or 1.3% of sales, compared to a loss of $(321.7) million in the same period last year.

OfficeMax, Retail
($ in millions)

	Quarter Ended		Nine Months Ended
	September 26, 2009	September 27, 2008	September 26, 2009	September 27, 2008
Sales	$932.3	$1,047.2	$2,692.7	$3,027.8
Gross profit	255.1	298.0	739.4	855.8
Gross profit margin	27.4%	28.5%	27.5%	28.3%
Operating, selling and general and administrative expenses	226.7	268.9	687.7	794.6
Percentage of sales	24.4%	25.7%	25.6%	26.3%
Goodwill and other asset impairments	—	—	—	471.3
Other operating expenses	—	—	31.2	12.0

Total operating expenses	226.7	268.9	718.9	1,277.9
Segment income (loss)	$28.4	$29.1	$20.5	$(422.1)
Sales by Product Line
Office supplies and paper	$400.2	$446.8	$1,073.5	$1,205.2
Technology products	457.2	511.3	1,394.8	1,548.5
Office furniture	74.9	89.1	224.4	274.1
Sales by Geography
United States	$878.3	$966.9	$2,553.0	$2,818.3
International	54.0	80.3	139.7	209.5
Sales Growth
Total sales growth	(11.0)%	(7.3)%	(11.1)%	(6.5)%
Same-store sales growth	(11.5)%	(11.1)%	(12.2)%	(9.9)%
Domestic same-store sales growth	(9.8)%	(12.0)%	(10.5)%	(10.6)%

        Retail segment sales decreased 11.0% (9.5% after adjusting for the foreign currency exchange effect) to $932.3 million for the third quarter of 2009 compared to the third quarter of 2008, reflecting an 11.5% decline in same-store sales. This included a same-store sales decline in Mexico of 32.3% in U.S. dollars (12.5% in local currency). U.S.-only same-store sales declined 9.8% for the third quarter of 2009 compared to the same period in 2008. For the first nine months of 2009, Retail segment sales decreased 11.1% (9.8% after adjusting for the foreign currency exchange effect) to $2,692.7 million compared to the first nine months of 2008. Same-store sales declined 12.2% for the first nine months of 2009 (10.9% after adjusting for the foreign currency effect) compared to the same period in 2008. Retail same-store sales for both the third quarter and the first nine months of 2009 declined across all major product categories primarily due to weaker consumer and small business spending in the U.S., and reflected a significant decrease in Mexico related to the influenza epidemic this summer. Store traffic was nearly flat for the quarter, but declined for the nine-month period compared to the prior year, while average ticket amounts were lower for both the quarter and nine-month periods compared to the prior year. In the U.S., in the first nine months of 2009, we opened 11 retail stores (none in the third quarter) and closed 18 (one in the third quarter), ending the period with 932 retail stores. Grupo OfficeMax, our majority-owned joint venture in Mexico, closed five stores during the first nine months (one during the third quarter), ending the period with 78 retail stores.

        Retail segment gross profit margin decreased by 1.1% of sales to 27.4% of sales for the third quarter of 2009 and declined 0.8% of sales to 27.5% of sales for the first nine months of 2009. The declines were primarily due to deleveraging of fixed occupancy costs, offset by good margins on the products and improved freight and delivery costs. Product margins were flat in the quarter compared to the prior year and favorable year-to-date, benefiting from good vendor support.

        Retail segment operating, selling, and general and administrative expenses decreased by 1.3% to 24.4% of sales for the third quarter of 2009 and decreased by 0.7% to 25.6% of sales for the first nine months of 2009. The decrease was due to targeted cost reductions in response to the sales shortfall and property tax settlements, which was partially offset by increased incentive compensation expenses and the deleveraging effect of reduced sales. Cost reductions consist primarily of reduced payroll costs resulting from reductions in staff in the stores, field management and at the corporate headquarters as well as reduced depreciation expense resulting from 2008 store impairments, reduced advertising and lower pre-opening costs.

        Total Retail segment operating expenses for the first nine months of 2009 included charges of $31.2 million related to the closing of 21 underperforming stores prior to the end of their lease terms during the first two quarters. In 2008, total Retail segment operating expenses were negatively impacted by $471.3 million of impairment charges consisting of $386 million for impairment of the Retail segment's entire goodwill balance, $80 million for impairment of trade names, and $5.3 million for impairment of fixed assets related to Retail stores. The prior year results also included $12.0 million of charges related to employee severance costs for the reorganization of our Retail store, Retail field and ImPress print and document services management organizations. For more information regarding impairment charges, see the discussion of goodwill and other asset impairments in this section.

        The Retail segment reported income of $28.4 million, or 3.0% of sales for the third quarter of 2009 compared to $29.1 million for the third quarter of 2008. The Retail segment reported income of $20.5 million, or 0.8% of sales for the first nine months of 2009 compared to a loss of $422.1 million for the first nine months of 2008.

Corporate and Other

        Corporate and Other expenses declined to $11.7 million in the third quarter of 2009 from $746.1 million in the third quarter of 2008 and declined to $30.8 million for the first nine months of 2009 from $761.7 million for the same period of 2008. The third quarter of 2008 was impacted by the impairment charge of $735.8 million on the Lehman Guaranteed Installment Note. For more information regarding the timber notes impairment see our discussion of timber notes under the heading "Timber Notes" in this section. Excluding the impairment charge, Corporate and Other expenses for the quarter and first nine months of 2009 were greater than the same periods of 2008 due to higher pension and incentive compensation expense. The nine months of 2008 also included a $3.1 million gain, primarily related to the release of a warranty escrow established at the time of sale of our legacy Voyageur Panel business in 2004.

Liquidity and Capital Resources

        At the end of the third quarter of 2009, we had $546.9 million of cash and cash equivalents and $332.5 million of short-term and long-term debt, excluding the $1,470 million of timber securitization notes. The maximum aggregate borrowing amount available under our U.S. Credit Agreement was $522.3 million at the end of the third quarter of 2009. Availability under the U.S. Credit Agreement totaled $457.3 million at the end of the third quarter of 2009. The amount available reflects issued standby letters of credit of $65.0 million, which reduce the Company's borrowing capacity. At the end of the third quarter of 2009, the Company was in compliance with all covenants under the U.S. Credit Agreement, which expires on July 12, 2012. At the end of the third quarter of 2009, our wholly owned Canadian subsidiary Grand & Toy Limited had an additional $47.6 million available (C$51.3 million) under the Canadian Credit Agreement. At the end of the third quarter of 2009, Grand & Toy Limited was in compliance with all covenants under the Canadian Credit Agreement, which expires on July 12, 2012. At the end of the third quarter of 2009, the total liquidity available for OfficeMax was $1,051.8 million. This includes cash and cash equivalents of $546.9 million and availability of $457.3 million and $47.6 million for our U.S. and Canadian Credit Agreements, respectively.

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

Operating Activities

        OfficeMax's operating activities provided $369.1 million of cash during the first nine months of 2009, and $246.7 million of cash during the first nine months of 2008. The increase in cash from operations was due principally to significantly reduced inventories, net of the associated decrease in payables as a result of both lower purchasing activity and the timing of payments, and reduced receivables as a result of lower sales and strong management oversight. We ended the third quarter of 2009 with $247.7 million less inventory than at the end of the third quarter of 2008, with approximately 16% lower average inventory per store and approximately 27% lower average inventory per distribution center as compared to the prior year period (first nine months of 2008). Accounts payable at the end of the third quarter of 2009 were $144.7 million lower than the prior year period, primarily reflecting lower merchandise purchasing levels. Receivables at the end of the third quarter of 2009 were $116.5 million lower than the prior year period, reflecting both sales declines in the Contract segment, as well as a modest improvement in days sales outstanding compared to the prior year period.

        In addition, cash from operations includes $71.6 million of tax refunds from the federal government and $46.1 million in proceeds from loans against accumulated earnings in our COLI policies. We expect to periodically repay and re-borrow on these loans in order to manage our investments and minimize interest expense. We also expect to receive another $30 million of tax refunds from various state governments within the year.

        We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax Contract employees. Pension expense was $11.3 million and $1.4 million for the first nine months of 2009 and 2008, respectively. In the first nine months of 2009 and 2008, we made contributions to our pension plans totaling $5.3 million and $6.8 million, respectively. For the full year, the minimum required funding contribution for 2009 is approximately $6.8 million and the expense is projected to be approximately $14.1 million. We adopted a funding option of the IRS that reduced the expected 2010 required cash contributions to be approximately $10 million, with higher amounts due in subsequent years. We intend to make a voluntary excess contribution of approximately $100 million of our common stock to the qualified pension plans, which is expected to eliminate the required contribution in 2010 for the qualified pension plans and reduce total pension contributions over the next five years. Assuming the shares are contributed, we anticipate pension expense to be approximately $5 million in 2010. Financial market performance of the pension plan assets could also materially impact our funded status and the expected payments.

Investment Activities

        Our investing activities provided $16.9 million of cash during the first nine months of 2009 compared to $102.6 million of cash used during the first nine months of 2008. During the first nine months of 2009, we received $25.1 million in cash from the distribution of a tax escrow balance established in a prior period in connection with our legacy Voyageur Panel business sold in 2004, and $15.0 million related to withdrawals from the principal balance of our COLI policies. We invested $23.9 million for capital expenditures in the first nine months of 2009 compared to $112.1 million in the first nine months of 2008. We expect our capital investments in 2009 to total between $30 and $40 million, comprised of leasehold improvements, new stores, and maintenance projects.

Financing Activities

        Our financing activities used $23.4 million of cash during the first nine months of 2009, compared to $60.6 million during the first nine months of 2008. Dividends to common shareholders totaled $34.1 million in the first nine months of 2008. However, due to the challenging economic environment, and to conserve cash, our quarterly cash dividend was suspended in December 2008. Lastly, during the first nine months of 2009, we used $21.8 million of cash to reduce debt as compared to $26.4 million for the same period in 2008.

Financing Arrangements

        Our debt structure consists of credit agreements, note agreements and other borrowings. Information regarding our debt structure is included below. We lease our store space and certain other property and equipment under operating leases. Our obligations under these operating leases are not included in debt.

Credit Agreements

        On July 12, 2007, we entered into the U.S. Credit Agreement with a group of banks. The U.S. Credit Agreement permits us to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The U.S. Credit Agreement may be increased (up to a maximum of $800 million) at our request or reduced from time to time, in each case according to the terms detailed in the U.S. Credit Agreement. There were no borrowings outstanding under our U.S. Credit Agreement at the end of the third quarter of 2009 or the end of fiscal year 2008, and there were no borrowings outstanding under this facility during the first nine months of 2009 or 2008. Letters of credit, which may be issued under the U.S. Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. Stand-by letters of credit issued under the U.S. Credit Agreement totaled $65.0 million at the end of the third quarter of 2009 and $66.7 million at the end of fiscal year 2008. At the end of the third quarter of 2009, the maximum aggregate borrowing amount available under the U.S. Credit Agreement was $522.3 million and availability under the U.S. Credit Agreement totaled $457.3 million. At the end of the third quarter of 2009, we were in compliance with all covenants under the U.S. Credit Agreement. The U.S. Credit Agreement expires on July 12, 2012.

        Borrowings under the U.S. Credit Agreement bear interest at rates based on either the prime rate or LIBOR. Margins are applied to the applicable borrowing rates and letter of credit fees under the U.S. Credit Agreement depending on the level of average availability. Fees on letters of credit issued under the U.S. Credit Agreement were charged at a weighted average rate of 0.875% during the first nine months of 2009. We are charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit.

        On September 30, 2009, Grand & Toy Limited, the Company's wholly owned subsidiary in Canada, entered into the Canadian Credit Agreement with a group of banks. The Canadian Credit Agreement permits the company to borrow up to a maximum of C$60 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The Canadian Credit Agreement may be increased (up to a maximum of C$80 million) at Grand & Toy Limited's request or reduced from time to time, in each case according to the terms detailed in the Canadian Credit Agreement. There were no borrowings outstanding under the facility at the end of the third quarter of 2009. Letters of credit, which may be issued under the Canadian Credit Agreement up to a maximum of C$10 million, reduce available borrowing capacity. There were no letters of credit at the end of the third quarter of 2009. The maximum aggregate borrowing amount available under the Canadian Credit Agreement was $47.6 million (C$51.3million) at the end of the third quarter of 2009. Grand & Toy Limited was in compliance with all covenants under the Canadian Credit Agreement at the end of the third quarter of 2009. The Canadian Credit Agreement expires on July 12, 2012.

        At the end of the third quarter of 2009, Grupo OfficeMax, our 51% owned joint venture in Mexico, had total outstanding borrowings of $16.4 million. This included $10.2 million under an installment loan agreement which is due in 60 monthly payments that started in the second quarter of 2009. In the third quarter of 2009, Grupo OfficeMax entered into a second installment loan agreement for $6.0 million due in 54 monthly payments beginning in the second quarter of 2010. The remaining $0.2 million of borrowings is a simple revolving loan. No Grupo OfficeMax loans have recourse against the Company. The $6.0 million installment loan is secured by certain owned property of Grupo OfficeMax. All other Grupo OfficeMax loan facilities are unsecured.

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

        Measuring impairment of a loan requires judgment and estimates, and the eventual outcome may differ from our estimate by a material amount. The Lehman Guaranteed Installment Note has been pledged as collateral for the related Securitization Notes, and therefore it may not freely be transferred to any party other than the indenture trustee for the Securitization Note holders. Accordingly, the ultimate amount to be realized on the Lehman Guaranteed Installment Note depends entirely on the proceeds from the Lehman bankruptcy estate, which may not be finally determined for several years. At September 26, 2009 and December 27, 2008, the carrying value of the Lehman Guaranteed Installment Note was $81.8 million. Going forward, we intend to adjust the carrying value of the Lehman Guaranteed Installment Note as further information regarding our share of the proceeds, if any, from the Lehman bankruptcy estate becomes available.

        Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty. Accordingly, the Lehman Guaranteed Installment Note and underlying guarantees by Lehman will be transferred to the holders of the

Securitization Notes guaranteed by Lehman in order to settle and extinguish that liability. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been extinguished, which will occur when the Lehman Guaranteed Installment Note and the guaranty are transferred to and accepted by the Securitization Note holders. We expect that this will occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman ($735.0 million at September 26, 2009) and the carrying value of the Lehman Guaranteed Installment Note ($81.8 million at September 26, 2009) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

        At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment note structure allowed the Company to defer the resulting tax liability of $543 million until 2020, the maturity date for the Installment Notes. Due to the Lehman bankruptcy and note defaults, we initially concluded that approximately half of this gain would be accelerated into 2008 for tax purposes and we estimated and paid taxes on this gain in 2008. In estimating the cash taxes, we considered our available alternative minimum tax credits, a portion of which resulted from prior tax payments related to the sale of the timberlands in 2004, which were used to reduce the net tax payments. After extensive review with our outside tax advisors, we concluded that the recognition of the Lehman portion of the gain was not triggered in 2008, but instead will be triggered when the Installment Note is transferred to the Securitization Note holders as payment and/or when the Lehman bankruptcy is resolved. Accordingly, we appropriately modified our position as we finalized the 2008 tax return, and have requested and received refunds of taxes previously paid in 2008 from the federal government, and anticipate that we will receive an additional amount from the governments in the various state in which we pay taxes. Accordingly, in the Consolidated Balance Sheets as of September 26, 2009, we have reestablished both the deferred tax liability related to the full deferred gain from the sale of the timberlands and the deferred tax assets relative to available alternative minimum tax credits.

        Through September 26, 2009, we have received all payments due under the Installment Note guaranteed by Wachovia, which have consisted only of interest due on the notes, and made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Note are current, and we have no reason to believe that we will not collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Note, the note is stated in our Consolidated Balance Sheet at its original principal amount of $817.5 million. Wachovia exhibited signs of financial distress in the fourth quarter of 2008 and was acquired by Wells Fargo & Co. in a stock transaction. The current credit crisis could have additional adverse impact on our business and financial condition if Wachovia (acquired by Wells Fargo & Co. in 2008), the other timber notes guarantor, is unable to perform its obligations under the other timber installment notes, which would result in a significant impairment impact.

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

Disclosures of Financial Market Risks

Financial Instruments

        Our debt is predominantly fixed-rate. At September 26, 2009, the estimated current fair value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $701.8 million less than the amount of debt reported in the Consolidated Balance Sheet. The excess of carrying amount over fair value of debt includes $653.2 million related to the Securitization Notes supported by the Lehman guarantee. We expect to settle this obligation by transferring the Installment Notes guaranteed by Lehman to the holders of the related Securitization Notes when the Lehman bankruptcy is finalized. Our timber notes receivable also bear interest at a fixed rate. At September 26, 2009, the estimated fair value of these instruments was $20.9 million greater than their carrying amount.

        The table below provides information about our financial instruments outstanding at September 26, 2009 and December 27, 2008.

	September 26, 2009		December 27, 2008
	Carrying Amount	Fair value	Carrying Amount	Fair value
	(millions)
Debt:
Fixed-rate debt	$316.1	$234.5	$331.5	$214.6
Variable-rate debt	$16.4	$16.0	$22.9	$22.1
Timber notes securitized
Wachovia	$735.0	$768.4	$735.0	$736.8
Lehman	$735.0	$81.8	$735.0	$81.8
Financial assets:
Timber notes receivable
Wachovia	$817.5	$838.4	$817.5	$801.9
Lehman	$81.8	$81.8	$81.8	$81.8

        The table does not include our obligations for pension plans and other post retirement benefits, although market risk arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax employees. As our plans were frozen in 2003, our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits. However, the pension plan obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and plan members living longer. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. In addition, the Company intends to contribute OfficeMax common stock to the pension plans. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and take action, where appropriate, to attempt to mitigate that risk by adjusting investment strategy and contribution levels.

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

        During the first nine months of 2009, we recorded pre-tax charges of $31.2 million related to the closing of 20 underperforming stores prior to the end of their lease terms, of which 16 were in the U.S. and four were in Mexico. At September 26, 2009, the integration and facility closure reserve was $66.8 million with $19.7 million included in current liabilities, and $47.1 million included in long-term liabilities. At September 26, 2009, the facility closure reserve included approximately $130 million for estimated future lease obligations, net of anticipated sublease income of approximately $63 million. Our cash payments could be greater if actual or estimated sublease payments are not received. Cash payments relating to the integration and facility closures were $19.2 million and $21.6 million during the first nine months of 2009 and 2008, respectively.

Contractual Obligations

        For information regarding contractual obligations, see the caption "Contractual Obligations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 27, 2008. At September 26, 2009, there had not been a material change to the information regarding contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 27, 2008.

        In accordance with an amended and restated joint venture agreement, the minority owner of our subsidiary in Mexico, Grupo OfficeMax, can elect to put its remaining 49% interest in the subsidiary to OfficeMax if earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. As of September 26, 2009, the put was not exercisable as Grupo OfficeMax did not meet the earnings targets.

Off-Balance-Sheet Activities and Guarantees

        For information regarding off-balance-sheet activities and guarantees, see "Off-Balance-Sheet Activities and Guarantees" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 27, 2008. At September 26, 2009, there had not been a material change to the information regarding off-balance-sheet activities and guarantees disclosed in our Annual Report on Form 10-K for the year ended December 27, 2008.

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

Critical Accounting Estimates

        For information regarding critical accounting estimates, see the caption "Critical Accounting Estimates" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 27, 2008. There have been no significant changes to the Company's critical accounting estimates during the first nine months of 2009.

New and Recently Adopted Accounting Policies

        In June 2009, the Financial Accounting Standards Board ("FASB") issued a statement establishing the FASB Accounting Standards Codification™ ("the ASC" or "the Codification"). Effective for interim and annual periods ended after September 15, 2009, the Codification became the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is not intended to change existing GAAP and as such did not have an impact on the consolidated financial statements of the Company. The Company has updated its references to reflect the Codification.

        In September 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This guidance was effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. In November 2007, the FASB provided a one year deferral for the implementation of this guidance for other nonfinancial assets and liabilities. The Company adopted this guidance for financial assets and liabilities effective at the beginning of fiscal year 2008 and for non-financial assets and liabilities effective at the beginning of fiscal year 2009. The adoption of this guidance had no significant impact on our financial statements for either fiscal year 2008 or 2009.

        In December 2007, the FASB issued updated guidance which changed the presentation and disclosure requirements for noncontrolling interests (previously referred to as minority interests). This updated guidance is effective for periods beginning on or after December 15, 2008, and is to be applied prospectively to all noncontrolling interests, including those that arose prior to the effective date. While the accounting requirements are to be applied prospectively, prior period financial information must be recast to attribute net income and other comprehensive income to noncontrolling interests and provide other disclosures. The Company adopted this guidance for all noncontrolling interests effective at the beginning of fiscal year 2009, and has revised its prior period financial statements to reflect the required change in presentation and additional disclosures. The adoption of this accounting change and the retrospective impact to the Company's prior year financial statements was immaterial.

        In December 2008, the FASB issued updated guidance related to an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. This updated guidance requires enhanced disclosures about the fair value of plan assets including major categories of plan assets, inputs and valuation techniques used to measure fair value, significant concentrations of risk, the method used to allocate investments and the effect of fair value measurements using significant unobservable inputs. The disclosures about plan assets must be provided for fiscal years ending after December 15, 2009. The Company will make the required disclosures in the notes to its annual consolidated financial statements.

        In April 2009, the FASB issued updated guidance related to fair-value measurements to clarify the guidance related to measuring fair-value in inactive markets, modify the recognition and measurement of other-than-temporary impairments of debt securities, and require public companies to disclose the fair values of financial instruments in interim periods. The updated guidance is effective for interim and annual periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The Company adopted the updated guidance in the first quarter of fiscal year 2009, which required certain additional disclosures regarding the fair value of financial instruments in the financial statements.

        In May 2009, the FASB issued guidance which establishes accounting and disclosure requirements for subsequent events. This guidance details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this guidance prospectively for the period ended June 27, 2009.

        In June 2009, the FASB issued guidance which eliminates previous exceptions to rules requiring the consolidation of qualifying special-purpose entities (the "QSPE"), which will result in more entities being subject to consolidation assessments and reassessments. This guidance requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity ("VIE") and clarifies characteristics that identify a VIE. In addition, additional disclosures are required about a company's involvement with a VIE and any significant changes in risk exposure due to that involvement. The Company is currently evaluating the impact of the adoption of this guidance (which is required beginning in 2010) but does not anticipate it will have a material impact on our results of operations or financial condition.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        For information regarding market risk see the caption "Disclosures of Financial Market Risk" herein and in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's Annual Report on Form 10-K for the year ended December 27, 2008. At September 26, 2009, except as disclosed herein, there had not been a material change to the information regarding market risk disclosed in the Company's Annual Report on Form 10-K for the year ended December 27, 2008.

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

ITEM 1A.    RISK FACTORS

Cautionary and Forward-Looking Statements

        This Quarterly Report on Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "expect," "intend," "believe," "should," "plan," "anticipate" and other similar expressions. You can find examples of these statements throughout this report, including Management's Discussion and Analysis of Financial Condition and Results of Operations. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. We have listed below some of the inherent risks and uncertainties that could cause our actual results to differ materially from those we project. We do not assume an obligation to update any forward-looking statement.

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

        In addition, we sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees (the "Pension Plans"). At the end of 2008, the Pension Plans were under funded by $435 million, largely as a result of the significantly diminished value of the plan assets due to the negative return on plan assets experienced in 2008. We may be required to make large contributions in years subsequent to 2009 in order to maintain required funding levels under the Pension Plans which will have an adverse impact on our cash flows and our financial results. Our planned contribution of common stock to the pension plans, financial market performance and IRS funding requirements could materially change these expected payments.

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

        Our investment in Boise Cascade Holdings, L.L.C. subjects us to the risks associated with the paper and forest products industry.    When we sold our paper, forest products and timberland assets, we purchased an equity interest in Boise Cascade Holdings, L.L.C. Through our investment in Boise Cascade Holdings, L.L.C., we also hold an indirect interest in Boise Inc., the former paper manufacturing business of Boise Cascade Holdings, L.L.C. This continuing interest in Boise Cascade Holdings, L.L.C. subjects us to market risks associated with the paper and forest products industry. These industries are subject to cyclical market pressures. Historical prices for products have been volatile, and industry participants have limited influence over the timing and extent of price changes. The relationship between supply and demand in these industries significantly affects product pricing. Demand for building products is driven mainly by factors such as new construction and remodeling rates, business and consumer credit availability, interest rates and weather. The recent falloff in U.S. housing starts has resulted in lower building products shipments and prices. The supply of paper and building products fluctuates based on manufacturing capacity. Excess manufacturing capacity, both domestically and abroad, can result in significant variations in product prices. Our ability to realize the carrying value of our equity interest in Boise Cascade Holdings, L.L.C. is dependent upon many factors, including the operating performance of Boise Cascade, L.L.C. and Boise Inc. and other market factors that may not be specific to Boise Cascade, L.L.C. or Boise Inc., due in part to the fact that there is not a liquid market for our equity interest. Our exposure to these risks could decrease our ability to compete effectively with our competitors, who typically are not subject to such risks.

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

        Our results may be adversely affected by disruptions or catastrophic events.    Unforeseen events, including public health issues, such as the H1N1 flu pandemic, and natural disasters such as earthquakes, hurricanes and other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of our suppliers or customers, have an adverse impact on consumer spending and confidence levels or result in political or economic instability. Moreover, in the event of a natural disaster or public health issue, we may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition and results of operations. These events could also reduce demand for our products or make it difficult or impossible to receive products from suppliers.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Information concerning our stock repurchases during the three months ended September 26, 2009 is below. All stock was withheld to satisfy our tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 28 - July 25, 2009	22	$6.38	—	—
July 26 - August 22, 2009	22	$9.31	—	—
August 23 - September 26, 2009	1,117	$13.13	—	—

Total	1,161	$12.93	—	—

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

Date: October 30, 2009

OFFICEMAX INCORPORATED
INDEX TO EXHIBITS

        Filed With the Quarterly Report on Form 10-Q for the Quarter Ended September 26, 2009

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