Form 10-K
period 2009-12-26
OFFICEMAX INC
filed 2010-02-22
CIK 12978

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Sections 13 or 15(d)
of the Securities Exchange Act of 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2009
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

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐    Accelerated filer ☒    Non-accelerated filer ☐    Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

          The aggregate market value of the voting common stock held by nonaffiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on June 26, 2009, was $353,941,409. Registrant does not have any nonvoting common equity securities.

          Indicate the number of shares outstanding of each of the registrant's classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of February 16, 2010
Common Stock, $2.50 par value	84,638,284

Document incorporated by reference

          Portions of the registrant's proxy statement relating to its 2010 annual meeting of shareholders to be held on April 14, 2010 ("OfficeMax Incorporated's proxy statement") are incorporated by reference into Part III of this Form 10-K.

i

 PART I

ITEM 1.   BUSINESS

        As used in this Annual Report on Form 10-K for the fiscal year ended December 26, 2009, the terms "OfficeMax," the "Company," "we" and "our" refer to OfficeMax Incorporated and its consolidated subsidiaries and predecessors. Our Securities and Exchange Commission ("SEC") filings, which include this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments to those reports, are available free of charge on our website at www.officemax.com and can be found by clicking on"Investor Relations" under the "About OfficeMax" heading and then on "SEC filings." Our SEC filings are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

General Overview

        OfficeMax is a leader in both business-to-business and retail office products distribution. We provide office supplies and paper, print and document services, technology products and solutions and office furniture to large, medium and small businesses, government offices and consumers. OfficeMax customers are served by approximately 31,000 associates through direct sales, catalogs, the Internet and retail stores. Our common stock trades on the New York Stock Exchange under the ticker symbol OMX, and our corporate headquarters is in Naperville, Illinois.

        OfficeMax Incorporated (formerly Boise Cascade Corporation) was organized as Boise Payette Lumber Company of Delaware, a Delaware corporation, in 1931 as a successor to an Idaho corporation formed in 1913. In 1957, the Company's name was changed to Boise Cascade Corporation. On December 9, 2003, Boise Cascade Corporation acquired 100% of the voting securities of OfficeMax, Inc. That acquisition more than doubled the size of our office products distribution business and expanded that business into the U.S. retail channel. In connection with the sale of our paper, forest products and timberland assets described below, the Company's name was changed from Boise Cascade Corporation to OfficeMax Incorporated, and the names of our office products segments were changed from Boise Office Solutions, Contract and Boise Office Solutions, Retail to OfficeMax, Contract and OfficeMax, Retail. The Boise Cascade Corporation and Boise Office Solutions names were used in documents furnished to or filed with the SEC prior to the sale of our paper, forest products and timberland assets.

        On October 29, 2004, we sold our paper, forest products and timberland assets to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC (the "Sale"). With the Sale, we completed the Company's transition, begun in the mid-1990s, from a predominately commodity manufacturing-based company to an independent office products distribution company. On October 29, 2004, as part of the Sale, we invested $175 million in the securities of affiliates of Boise Cascade, L.L.C. Due to restructurings conducted by those affiliates, our investment is currently in Boise Cascade Holdings, L.L.C. (the "Boise Investment").

Fiscal Year

        The Company's fiscal year-end is the last Saturday in December. Due primarily to statutory requirements, the Company's international businesses maintain December 31 year-ends, with our majority-owned joint venture in Mexico reporting one month in arrears. Fiscal year 2009 ended on December 26, 2009, fiscal year 2008 ended on December 27, 2008, and fiscal year 2007 ended on December 29, 2007. Each of the past three years has included 52 weeks for all reportable segments and businesses.

Segments

        The Company manages its business using three reportable segments: OfficeMax, Contract ("Contract segment" or "Contract"); OfficeMax, Retail ("Retail segment" or "Retail"); and Corporate and Other. OfficeMax, Contract markets and sells office supplies and paper, technology products and solutions, office furniture and print and document services directly to large corporate and government offices, as well as to small and medium-sized offices through field salespeople, outbound telesales, catalogs, the Internet and, primarily in foreign markets, through office products stores. OfficeMax, Retail markets and sells office supplies and paper, print and document services, technology products and solutions and office furniture to small and medium-sized businesses and consumers through a network of retail stores. Management reviews the performance of the Company based on these segments. We present information pertaining to each of our segments and the geographic areas in which they operate in Note 14, "Segment Information," of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

OfficeMax, Contract

        We distribute a broad line of items for the office, including office supplies and paper, technology products and solutions, office furniture and print and document services through our OfficeMax, Contract segment. OfficeMax, Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United States, Canada, Australia, New Zealand and Puerto Rico. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and, primarily in foreign markets, through office products stores. Substantially all products sold by this segment are purchased from outside manufacturers or from industry wholesalers, except office papers. We purchase office papers primarily from Boise White Paper, L.L.C., under a 12-year paper supply contract entered into at the time of the Sale. (See Note 15 "Commitments and Guarantees", of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K for additional information related to the paper supply contract.)

        As of January 23, 2010, OfficeMax, Contract operated 44 distribution centers and 5 customer service and outbound telesales centers. OfficeMax, Contract also operated 55 office products stores in Canada, Hawaii, Australia and New Zealand.

        OfficeMax, Contract sales for 2009, 2008 and 2007 were $3.7 billion, $4.3 billion and $4.8 billion, respectively.

OfficeMax, Retail

        OfficeMax, Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. In addition, this segment contracts with large national retail chains to supply office and school supplies to be sold in their stores. Our retail office products stores feature OfficeMax ImPress, an in-store module devoted to print-for-pay and related services. Our Retail segment has operations in the United States, Puerto Rico and the U.S. Virgin Islands. Our Retail segment also operates office products stores in Mexico through a 51%-owned joint venture. Substantially all products sold by this segment are purchased from outside manufacturers or from industry wholesalers, except office papers. As mentioned above, we purchase office papers primarily from Boise White Paper, L.L.C., under a 12-year paper supply contract we entered into at the time of the Sale.

        As of January 23, 2010, our Retail segment operated 1,010 stores in the U.S. and Mexico, three large distribution centers in the U.S., and two small distribution centers in Mexico. Each store offers approximately 10,000 stock keeping units (SKUs) of name-brand and OfficeMax private-branded merchandise and a variety of business services targeted at serving the small business customer, including OfficeMax ImPress. In addition to our in-store ImPress capabilities, our Retail segment operated six OfficeMax ImPress print on demand facilities with enhanced fulfillment capabilities as of January 23, 2010. These 8,000 square foot operations are located within some of our Contract distribution centers, and serve the print and document needs of our large contract customers in addition to supporting our retail stores by providing services that cannot be deployed at every retail store.

        OfficeMax, Retail sales for 2009, 2008 and 2007 were $3.6 billion, $4.0 billion and $4.3 billion, respectively.

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

        We believe our excellent customer service and the efficiency and convenience for our customers of our combined contract and retail distribution channels gives our OfficeMax, Contract segment a competitive advantage among business-to-business office products distributors. Our ability to network our distribution centers into an integrated system enables us to serve large national accounts that rely on us to deliver consistent products, prices and services to multiple locations, and to meet the needs of medium and small businesses at a competitive cost.

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

Environmental Matters

        Our discussion of environmental matters is presented under the caption "Environmental" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. In addition, certain environmental matters are discussed in Note 16, "Legal Proceedings and Contingencies," of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Capital Investment

        Information concerning our capital expenditures is presented under the caption "Investment Activities" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K.

Acquisitions and Divestitures

        We engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. It is our policy to review our operations periodically and to dispose of assets that do not meet our criteria for return on investment.

Geographic Areas

        Our discussion of financial information by geographic area is presented in Note 14. "Segment Information," of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

Identification of Executive Officers

        Information with respect to our executive officers is set forth immediately after "Item 4, Submission of Matters to a Vote of Security Holders" in Part I of this Form 10-K.

Employees

        On December 26, 2009, we had approximately 31,000 employees, including approximately 11,000 part-time employees.

ITEM 1A.   RISK FACTORS

Cautionary and Forward-Looking Statements

        This Annual Report on Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as "may," "expect," "believe," "should," "plan," "anticipate" and other similar expressions. You can find examples of these statements throughout this report, including "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of this Form 10-K. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. We have listed below some of the inherent risks and uncertainties that could cause our actual results to differ materially from those we project. We do not assume an obligation to update any forward-looking statement.

        Current macroeconomic conditions and the current credit crisis have had and may continue to have an impact on our business and our financial condition.    Economic conditions, both domestically and abroad, directly influence our operating results. Current and future economic conditions that affect consumer and business spending, including the level of unemployment, energy costs, inflation, availability of credit, and the financial condition and growth prospects of our customers may continue to adversely affect our business and the results of our operations. We may face significant challenges if macroeconomic conditions do not improve or continue to worsen.

        The impact of the credit crisis on our customers could adversely impact the overall demand for our products and services, which would have a negative effect on our revenues, as well as impact our customers' ability to pay their obligations, which could have a negative effect on our bad debt expense and cash flows. Also, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions, including if we were to experience reduced availability in our Amended and Restated Loan and Security Agreement ("Loan Agreement") due to lower secured assets. In September 2008, Lehman Brothers Holdings Inc. ("Lehman"), a guarantor under a portion of our timber installment notes, filed for bankruptcy. As a result, in the third quarter of 2008, we recorded an impairment charge of $735.8 million on the timber installment note guaranteed by Lehman, which reduced net income by $449.5 million. The credit crisis could have additional adverse impact on our business and financial condition if parties to our debt agreements are forced to file for bankruptcy or are otherwise unable to perform their obligations.

        In addition, we sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees (the "Pension Plans"). The Pension Plans are under-funded and we may be required to make large contributions in subsequent years in order to maintain required funding levels, which will have an adverse impact on our cash flows and our financial results. Additional future contributions of common stock or cash to the Pension Plans, financial market performance and IRS funding requirements could materially change these expected payments.

        Our business may be adversely affected by the actions of and risks associated with our third-party vendors.    We use and resell many manufacturers' branded items and services and are therefore dependent on the availability and pricing of key products and services including ink, toner, paper and technology products. As a reseller, we cannot control the supply, design, function, cost or vendor-required conditions of sale of many of the products we offer for sale. Disruptions in the availability of these products or the products and services we consume may adversely affect our sales and result in customer dissatisfaction. In addition, a material interruption in service by the carriers that ship goods within our supply chain may adversely affect our sales. Many of our vendors are small or medium sized businesses which are being significantly impacted by current macroeconomic conditions, both in the U.S. and Asia, including reduced access to credit. We may have no warning before a vendor fails, which may have an adverse effect on our business and results of operations. Further, we cannot control the cost of manufacturers' products, and cost increases must either be passed along to our customers or will result in erosion of our earnings. Failure to identify desirable products and make them available to our customers when desired and at attractive prices could have an adverse effect on our business and our results of operations. Our product offering also includes many proprietary branded products. While we have focused on the quality of our proprietary branded products, we rely on third party manufacturers for these products. Such third-party manufacturers may prove to be unreliable, the quality of our globally sourced products may not meet our expectations, such products may not meet applicable regulatory requirements which may require us to recall those products, or such products may infringe upon the intellectual property rights of third parties. Furthermore, economic and political conditions in areas of the world where we source such products may adversely affect the availability and cost of such products. In addition, our proprietary branded products compete with other manufacturers' branded items that we offer. As we continue to increase the number and types of proprietary branded products that we sell, we may adversely affect our relationships with our vendors, who may decide to reduce their product offerings through OfficeMax and increase their product offerings through our competitors. Finally, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us. Any of these circumstances could have an adverse effect on our business and financial performance.

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

        We may be unable to identify additional sales through new distribution opportunities or replace lost sales.    Our long-term success depends, in part, on our ability to expand our product sales in a manner that achieves appropriate sales and profit levels. This could include selling our products through other retailers, opening new stores or entering into novel distribution arrangements. When we sell our products through other retailers we rely on those retailers to provide an appropriate customer experience and our sales are dependant on the foot traffic and sales of the retail partner. Although we may have influence over the appearance of the area within the store where our products appear, we have no control over store marketing, staffing or any other aspects of our retail partners' operations. Although we frequently test new store designs, formats, sizes and market areas, if we are unable to generate the required sales or profit levels, as a result of macroeconomic or operational challenges, we will not open new stores. Similarly, we will only continue to operate existing stores if they meet required sales or profit levels. In the current macroeconomic environment, the results of our existing stores are impacted not only by a reduced sales environment, but by a number of things that are not within our control, such as loss of traffic resulting from store closures by other significant retailers in the stores' immediate vicinity. If we are required to close stores, we will be subject to costs and impairment charges that may adversely affect our financial results. Failure to increase sales through new distribution opportunities or replace lost sales could materially and adversely affect our future financial performance.

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

        We are more leveraged than some of our competitors, which could adversely affect our business plans.    A relatively greater portion of our cash flow is used to service debt and other financial obligations including leases and the potential Pension Plans' funding discussed previously. This reduces the funds we have available for working capital, capital expenditures, acquisitions, new stores, store remodels and other purposes and, given current credit constriction, may make it more difficult for us to make borrowings in the future. Similarly, our relatively greater leverage increases our vulnerability to, and limits our flexibility in planning for, adverse economic and industry conditions and creates other competitive disadvantages compared with other companies with relatively less leverage.

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

        We cannot ensure systems and technology will be fully integrated or updated.    We cannot ensure our systems and technology will be successfully updated. We have current plans to update the financial reporting platform as well as the technology in our call centers. We will be implementing these technical upgrades in 2010 which is a complicated and difficult endeavor. Failure to successfully complete these upgrades could have an adverse impact on our business and results of operations. In addition, at the time of our acquisition of OfficeMax, Inc., we partially integrated the systems of the two companies. If we do not ultimately integrate our systems, it may constrain our ability to provide the level of service our customers' demand which could thereby cause us to operate inefficiently.

        We retained responsibility for certain liabilities of the sold paper, forest products and timberland businesses.    In connection with the Sale, we agreed to assume responsibility for certain liabilities of the businesses we sold. These obligations include liabilities related to environmental, health and safety, tax, litigation and employee benefit matters. Some of these retained liabilities could turn out to be significant, which could have an adverse effect on our results of operations. Our exposure to these liabilities could harm our ability to compete with other office products distributors, who would not typically be subject to similar liabilities. In particular, we are exposed to risks arising from our ability to meet the funding obligations of our Pension Plans and withdrawal requests from participants pursuant to legacy benefit plans, each of which could require cash to be redirected and adversely impact our cash flows and financial results.

        Our investment in Boise Cascade Holdings, L.L.C. subjects us to the risks associated with the paper and forest products industry.    When we sold our paper, forest products and timberland assets, we purchased an equity interest in Boise Cascade Holdings, L.L.C. Through our investment in Boise Cascade Holdings, L.L.C., we also hold an indirect interest in Boise Inc., including its wholly-owned subsidiary Boise White Paper, L.L.C., the paper manufacturing business of Boise Cascade Holdings, L.L.C. This continuing interest in Boise Cascade Holdings, L.L.C. subjects us to market risks associated with the paper and forest products industry. These industries are subject to cyclical market pressures. Historical prices for products have been volatile, and industry participants have limited influence over the timing and extent of price changes. The relationship between supply and demand in these industries significantly affects product pricing. Demand for building products is driven mainly by factors such as new construction and remodeling rates, business and consumer credit availability, interest rates and weather. The recent falloff in U.S. housing starts has resulted in lower building products shipments and prices. The supply of paper and building products fluctuates based on manufacturing capacity. Excess manufacturing capacity, both domestically and abroad, can result in significant variations in product prices. Our ability to realize the carrying value of our equity interest in Boise Cascade Holdings, L.L.C. is dependent upon many factors, including the operating performance of Boise Cascade, L.L.C. and Boise Inc. and other market factors that may not be specific to Boise Cascade, L.L.C. or Boise Inc., due in part to the fact that there is not a liquid market for our equity interest. Our exposure to these risks could decrease our ability to compete effectively with our competitors, who typically are not subject to such risks.

        Our obligation to purchase paper from Boise White Paper L.L.C.. concentrates our supply of an important product primarily with a single supplier.    When we sold our paper, forest products and timberland assets, we agreed to purchase substantially all of our requirements of paper for resale from Boise Cascade, L.L.C., or its affiliates or assigns, currently Boise White Paper L.L.C., on a long term basis. The price we pay for this paper is market based and therefore subject to fluctuations in the supply and demand for the products. Our purchase obligation limits our ability to take advantage of spot purchase opportunities and exposes us to potential interruptions in supply, which could impact our ability to compete effectively with our competitors, who would not typically be restricted in this way.

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

        We are subject to certain legal proceedings that may adversely affect our results of operations and financial condition.    We are periodically involved in various legal proceedings, which may involve state and federal governmental inquiries and investigations, employment, tort, consumer litigation and intellectual property litigation. In addition, we may be subject to investigations by regulatory agencies and customers audits. These legal proceedings, investigations and audits could expose us to significant defense costs, fines, penalties, and liability to private parties for monetary recoveries and attorneys' fees, any of which could have a material adverse effect on our business and results of operations.

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

        Fluctuations in our effective tax rate may adversely affect our results of operations.    We are a multi-national, multi-channel provider of office products and services. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. Our effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors, including the sources of our income, any agreements we may have with taxing authorities in various jurisdictions, and the tax filing positions we take in various jurisdictions. We base our estimate of an effective tax rate at any given point in time upon a calculated mix of the tax rates applicable to our company and to estimates of the amount of business likely to be done in any given jurisdiction. The loss of one or more agreements with taxing jurisdictions, a change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate or adverse outcomes from tax audits that we may be subject to in any of the jurisdictions in which we operate could result in an unfavorable change in our effective tax rate.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.   PROPERTIES

        The majority of OfficeMax facilities are rented under operating leases. (For more information about our operating leases, see Note 8. "Leases", of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.) Our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We constantly evaluate the real estate market to determine the best locations for new stores. We analyze our existing stores and markets on a case by case basis. We conduct regular reviews of our real estate portfolio to identify underperforming facilities, and close those facilities that are no longer strategically or economically viable. In 2010, we expect that store openings will be limited to two by our joint venture partner in Mexico, and we plan no remodels, and less than 20 store closings.

        Our facilities by segment are presented in the following table.

OfficeMax, Contract

        As of January 23, 2010, OfficeMax, Contract operated 44 distribution centers in 21 states, Puerto Rico, Canada, Australia and New Zealand. The following table sets forth the locations of these facilities.

Arizona	1	Maryland	1	Tennessee	1
California	2	Massachusetts	1	Texas	2
Colorado	1	Michigan	1	Utah	1
Florida	1	Minnesota	1	Washington	1
Georgia	1	New Jersey	1	Puerto Rico	1
Hawaii	1	North Carolina	1	Canada	7
Illinois	1	Ohio	1	Australia	10
Kansas	1	Pennsylvania	1	New Zealand	3
Maine	1

  OfficeMax, Contract also operated 55 office products stores in Hawaii (2), Canada (31), Australia (4) and New Zealand (18) and five customer service and outbound telesales centers in Illinois (2), Oklahoma, Virginia and Wyoming.

OfficeMax, Retail

        As of January 23, 2010, OfficeMax, Retail operated 1,010 stores in 47 states, Puerto Rico, the U.S. Virgin Islands and Mexico. The following table sets forth the locations of these facilities.

Alabama	11	Maine	1	Oregon	12
Alaska	3	Maryland	1	Pennsylvania	28
Arizona	44	Massachusetts	10	Rhode Island	1
Arkansas	2	Michigan	42	South Carolina	6
California	80	Minnesota	41	South Dakota	4
Colorado	29	Mississippi	5	Tennessee	18
Connecticut	3	Missouri	29	Texas	75
Florida	65	Montana	3	Utah	14
Georgia	31	Nebraska	10	Virginia	26
Hawaii	8	Nevada	14	Washington	23
Idaho	6	New Jersey	4	West Virginia	2
Illinois	62	New Mexico	9	Wisconsin	35
Indiana	14	New York	31	Wyoming	2
Iowa	9	North Carolina	28	Puerto Rico	13
Kansas	12	North Dakota	3	U.S. Virgin Islands	2
Kentucky	6	Ohio	53	Mexico(a)	77
Louisiana	2	Oklahoma	1
(a)
Locations operated by our 51%-owned joint venture in Mexico, Grupo OfficeMax.

  OfficeMax, Retail also operated three large distribution centers in Alabama, Nevada and Pennsylvania; and two small distribution centers in Mexico through our joint venture.

ITEM 3.   LEGAL PROCEEDINGS

        Information concerning legal proceedings is set forth in Note 16, "Legal Proceedings and Contingencies," of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K, and is incorporated herein by reference.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers are elected by the Board of Directors and hold office until a successor is chosen or qualified or until their earlier resignation or removal. The following lists our executive officers and gives a brief description of their business experience as of February 22, 2010:

        Sam K. Duncan, 58, joined our board of directors and became chairman of the board in June 2005. Mr. Duncan was first elected an officer of the Company on April 18, 2005 when he was appointed as chief executive officer. Prior to his election as chief executive officer of the Company, Mr. Duncan was president and chief executive officer of ShopKo Stores, Inc., a multi-department retailer, from October 2002 to April 2005. From 1992 to 2002, Mr. Duncan held various merchandising and executive positions with Fred Meyer, Inc. (a division of The Kroger Co.), a grocery retailer, including: president of Fred Meyer from February 2001 to October 2002 and president of Ralph's Supermarkets from 1998 to 2001. Mr. Duncan began his retail career in the supermarket industry in 1969 with Albertson's, Inc., where he held various merchandising positions until 1992. Mr. Duncan has been a director of Nash-Finch Company since 2007 and was a director of ShopKo Stores, Inc. from 2002-2005. On February 11, 2010, Mr. Duncan announced that he will retire in 2011.

        Bruce Besanko, 51, was first elected an officer of the Company on February 16, 2009. Mr. Besanko has served as executive vice president and chief financial officer of the Company since that time, and as chief administrative officer since October 2009. Mr. Besanko previously served as executive vice president and chief financial officer of Circuit City Stores, Inc., a leading specialty retailer of consumer electronics and related services, from July 2007 to February 2009. Prior to that, Mr. Besanko served as senior vice president, finance and chief financial officer for The Yankee Candle Company, Inc., a leading designer, manufacturer, wholesaler and retailer of premium scented candles, since April 2005. He also served as vice president, finance for Best Buy Co., Inc., a retailer of consumer electronics, home office products, entertainment software, appliances and related services, from 2002 to 2005. On November 10, 2008, Circuit City Stores, Inc. filed a voluntary petition for reorganization relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia; its assets are currently in the process of being liquidated under the jurisdiction of the bankruptcy court.

        Deborah A. O'Connor, 47, was first elected an officer of the Company on July 8, 2008. Since that time, Ms. O'Connor has been senior vice president, finance and chief accounting officer of the Company. Ms. O'Connor previously served as senior vice president and controller of the ServiceMaster Company, a company providing residential and commercial lawn care, landscape maintenance, termite and pest control, home warranty, cleaning and disaster restoration, furniture repair, and home inspection services, from December 1999 to December 2007.

        Sam Martin, 53, was first elected an officer of the Company on September 17, 2007. Since that time, Mr. Martin has been executive vice president and chief operating officer of the Company. Mr. Martin has responsibility for all areas of Retail, Contract and Supply Chain. Prior to joining the Company, he served most recently as senior vice president of operations of Wild Oats Markets, Inc., a natural foods grocery chain, from January 2006 through September 2007. Prior to joining Wild Oats, Mr. Martin served as senior vice president of supply chain for ShopKo Stores Inc. from April 2005 through December 2005 and vice president of distribution and transportation from April 2003 to April 2005. From 1998 until 2003, he was regional vice president, western region, and general manager for Toys"R"Us, Inc., a toy and baby products retailer.

        Ryan T. Vero, 40, was first elected an officer of the Company on November 1, 2004. Mr. Vero has served as executive vice president and chief merchandising officer of the Company since June 2005. He served as executive vice president, merchandising of the Company from 2004 until June 2005 when he was promoted to executive vice president and chief merchandising officer. Mr. Vero previously served as executive vice president, merchandising and marketing of OfficeMax, Inc., beginning in 2001 and executive vice president, e-commerce/direct of OfficeMax, Inc.

 PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER
MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is listed on the New York Stock Exchange (the "Exchange"). The Exchange requires each listed company to make an annual report available to its shareholders. We are making this Form 10-K available to our shareholders in lieu of a separate annual report. The reported high and low sales prices for our common stock, as well as the frequency and amount of dividends paid on such stock, are included in Note 17, "Quarterly Results of Operations (unaudited)," of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K. As a result of the current economic crisis and to conserve cash, we suspended our cash dividends in the fourth quarter of 2008. See the discussion of dividend payment limitations under "Financing Arrangements" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Form 10-K. The approximate number of holders of our common stock, based upon actual record holders on February 16, 2010, was 13,411.

        We maintain a corporate governance page on our website that includes key information about our corporate governance initiatives. That information includes our Corporate Governance Guidelines, Code of Ethics and charters for our Audit, Executive Compensation and Governance and Nominating Committees, as well as our Committee of Outside Directors. The corporate governance page can be found at www.officemax.com, by clicking on "Investor Relations" under the "About OfficeMax" heading and then on "Corporate Governance." You also may obtain copies of these policies, charters and codes by contacting our Investor Relations Department, 263 Shuman Boulevard, Naperville, Illinois 60563, or by calling (630) 864-6800.

        Information concerning securities authorized for issuance under our equity compensation plans is included in "Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" of this Form 10-K.

Stock Repurchases

        Information concerning our stock repurchases during the three months ended December 26, 2009, is presented in the following table.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 27-October 24	22	$12.32	—	—
October 25-November 21	22	$11.43	—	—
November 22-December 26	22	$11.44	—	—

Total	66	$11.73	—	—

(1)
All stock was withheld to satisfy minimum statutory tax withholding obligations upon vesting of restricted stock awards.

 Performance Graph

        The following graph compares the five-year cumulative total return (assuming dividend reinvestment) for OfficeMax, the Standard & Poor's SmallCap 600 Index, the Standard & Poor's 500 Specialty Retail Index and the Standard & Poor's SmallCap 600 Specialty Retail Index. The Company added a comparison to the SmallCap 600 Specialty Retail Index this year because Standard & Poor's transferred the Company from the Standard & Poor's 500 Specialty Retail Index into the Standard & Poor's SmallCap 600 Specialty Retail Index in 2008, and the Company was in the Standard & Poor's SmallCap 600 Specialty Retail Index for all of 2009.

ANNUAL RETURN PERCENTAGE
Years Ending

Company\Index Name	Dec 05	Dec 06	Dec 07	Dec 08	Dec 09
OfficeMax Incorporated	-17.54	98.80	-57.62	-62.75	82.26
S&P SmallCap 600 Index	7.68	15.12	-0.30	-34.26	33.53
S&P 500 Specialty Retail Index	2.86	6.64	-20.27	-25.37	37.52
S&P 600 Specialty Retail Index	12.05	11.55	-37.54	-36.51	77.65

INDEXED RETURNS
Years Ending

Company\Index Name	Base Period Dec 04	Dec 05	Dec 06	Dec 07	Dec 08	Dec 09
OfficeMax Incorporated	$100	$82.46	$163.93	$69.47	$25.88	$47.16
S&P SmallCap 600 Index	100	107.68	123.96	123.59	81.25	108.49
S&P 500 Specialty Retail Index	100	102.86	109.69	87.45	65.26	89.75
S&P 600 Specialty Retail Index	100	112.05	125.00	78.07	49.57	88.05

ITEM 6.   SELECTED FINANCIAL DATA

        The following table sets forth our selected financial data for the years indicated and should be read in conjunction with the disclosures in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

	2009(a)	2008(b)	2007(c)	2006(d)	2005(e)
	(millions, except per-share amounts)
Assets
Current assets	$2,021	$1,855	$2,205	$2,097	$1,942
Property and equipment, net	422	491	581	580	535
Goodwill	—	—	1,217	1,216	1,218
Timber notes receivable	899	899	1,635	1,635	1,635
Other	728	929	646	688	942

	$4,070	$4,174	$6,284	$6,216	$6,272

Liabilities and shareholders' equity
Current liabilities	$1,092	$1,184	$1,371	$1,529	$1,588
Long-term debt, less current portion	275	290	349	384	407
Non-recourse debt	1,470	1,470	1,470	1,470	1,470
Other	702	918	783	817	1,044
Noncontrolling interest	28	22	32	30	27
OfficeMax shareholders' equity—preferred stock	36	43	50	55	55
OfficeMax shareholders' equity—other	467	247	2,229	1,931	1,681

	$4,070	$4,174	$6,284	$6,216	$6,272

Net sales	$7,212	$8,267	$9,082	$8,966	$9,158

Income (loss) from:
Net income (loss) from continuing operations attributable to OfficeMax and noncontrolling interest	$(1)	$(1,666)	$212	$103	$(39)
Joint venture results attributable to noncontrolling interest	2	8	(5)	(4)	(2)

Net income (loss) from continuing operations attributable to OfficeMax	1	(1,658)	207	99	(41)
Preferred dividends	(3)	(4)	(4)	(4)	(4)

Net income (loss) from continuing operations available to OfficeMax common shareholders	(2)	(1,662)	203	95	(45)
Net loss from discontinued operations	—	—	—	(7)	(33)

Net income (loss) available to OfficeMax common shareholders	$(2)	$(1,662)	$203	$88	$(78)

Basic net income (loss) per common share:
Continuing operations	$(0.03)	$(21.90)	$2.70	$1.30	$(0.58)
Discontinued operations	—	—	—	(0.10)	(0.41)

Basic net income (loss) available to OfficeMax common shareholders per common share	$(0.03)	$(21.90)	$2.70	$1.20	$(0.99)

Diluted net income (loss) per common share:
Continuing operations(f)	$(0.03)	$(21.90)	$2.66	$1.29	$(0.58)
Discontinued operations(f)	—	—	—	(0.10)	(0.41)

Diluted net income (loss) available to OfficeMax common shareholders per common share(f)	$(0.03)	$(21.90)	$2.66	$1.19	$(0.99)

Cash dividends declared per common share	—	$0.45	$0.60	$0.60	$0.60

See notes on following page.

Notes to Selected Financial Data

(a)
2009 included the following items:

•
$17.6 million pre-tax charge for impairment of fixed assets associated with certain of our Retail stores in the U.S. and Mexico. Our minority partner's share of this charge of $1.2 million is included in joint venture results attributable to noncontrolling interest.

•
$31.2 million pre-tax charge for costs related to Retail store closures in the U.S. and Mexico. Our minority partner's share of this charge of $0.5 million is included in joint venture results attributable to noncontrolling interest.

•
$18.1 million pre-tax charge for severance and other costs incurred in connection with various company reorganizations.

•
$2.6 million pre-tax gain related to the Company's Boise Investment.

•
$4.4 million pre-tax gain related to interest earned on a tax escrow balance established in a prior period in connection with our legacy Voyageur Panel business.

•
$14.9 million of income tax benefit from the resolution of an issue under Internal Revenue Service ("IRS") appeal regarding the deductibility of interest on certain of our industrial revenue bonds and the release of the related tax uncertainty reserves.

(b)
2008 included the following pre-tax items:

•
$1,364.4 million charge for impairment of goodwill, trade names and fixed assets. Our minority partner's share of this charge of $6.5 million is included in joint venture results attributable to noncontrolling interest.

•
$735.8 million charge for non-cash impairment of the timber installment note receivable due from Lehman Brothers Holdings, Inc. and $20.4 million of related interest expense.

•
$27.9 million charge for severance and costs associated with the termination of certain store and site leases.

•
$20.5 million gain related to the Company's Boise Investment, primarily attributable to the sale of a majority interest in its paper and packaging and newsprint businesses.

(c)
2007 included the following items:

•
$32.4 million pre-tax income related to a paper agreement with affiliates of Boise Cascade Holdings, L.L.C. we entered into in connection with the Sale. This agreement was terminated in early 2008.

•
$1.1 million after-tax loss related to the sale of OfficeMax's Contract operations in Mexico to Grupo OfficeMax, our 51%-owned joint venture.

(d)
2006 included the following pre-tax items:

•
$89.5 million charge related to the closing of 109 underperforming domestic retail stores.

•
$46.4 million charge related to the relocation and consolidation of our corporate headquarters.

•
$10.3 million charge primarily related to a reorganization of our Contract segment.

•
$18.0 million charge primarily for contract termination and other costs related to the closure of our Elma, Washington manufacturing facility.

•
$48.0 million of income from a paper agreement with affiliates of Boise Cascade Holdings, L.L.C. we entered into in connection with the Sale.

(e)
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

•
$28.2 million for the write-down of impaired assets at our Elma, Washington manufacturing facility.

  The Company's fiscal year-end is the last Saturday in December. There were 53 weeks in 2005 for the Retail operations.

(f)
Due to the losses reported in 2009, 2008, and 2005, the computation of diluted income (loss) per common share was antidilutive in these years and therefore, the amounts reported for basic and diluted income (loss) per common share are the same.

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

Overall Summary

        Sales for 2009 were $7.2 billion, compared to $8.3 billion for 2008. Gross profit margin decreased by 0.8% of sales to 24.1% of sales in 2009 compared to 24.9% of sales in 2008. The reductions in sales and gross profit margin relative to last year primarily reflected the weaker economic environment that existed throughout 2009, which negatively impacted all product categories and geographic areas in both our Contract and Retail segments. Notably, in the fourth quarter of 2009, the year-over-year sales decrease moderated on a sequential basis consistent with the trend in each of the first three quarters. We reported an operating loss of $4.0 million and $1,936.2 million in 2009 and 2008, respectively. As noted in the discussion and analysis that follows, our operating results were impacted by a number of significant items in both years. These items included charges for asset impairments and store closures offset in part by gains related to legacy activities and the reversal of a tax reserve. If we eliminate these items, our adjusted operating income for 2009 was $62.9 million compared to $191.9 million for 2008. The reported net loss available to OfficeMax common shareholders was $2.2 million or $0.03 per diluted share in 2009 compared to $1,661.6 million or $21.90 per diluted share in 2008. If we eliminate the impact of significant items from both years, adjusted net income available to OfficeMax common shareholders for 2009 was $18.6 million or $0.24 per diluted share compared to $100.1 million or $1.30 per diluted share for 2008.

Results of Operations, Consolidated

($ in millions)

	2009	2008	2007
Sales	$7,212.1	$8,267.0	$9,082.0
Gross profit	1,737.6	2,054.4	2,310.3
Operating and selling expenses	1,377.0	1,555.6	1,633.6
General and administrative expenses	297.7	306.9	332.5
Goodwill and other asset impairments	17.6	2,100.2	—
Other operating net	49.3	27.9	—

Operating income (loss)	(4.0)	(1,936.2)	344.2
Net income (loss) attributable to OfficeMax and noncontrolling interest	(1.6)	(1,665.9)	212.2
Net income (loss) available to OfficeMax common shareholders	(2.2)	(1,661.6)	203.4
	(percentage of sales)
Gross profit margin	24.1%	24.9%	25.4%
Operating and selling expenses	19.1%	18.8%	18.0%
General and administrative expenses	4.1%	3.7%	3.7%

        In addition to assessing our operating performance as reported under U.S. generally accepted accounting principles (GAAP), we evaluate our results of operations before non-operating legacy items and operating items that are not indicative of our core operating activities such as severance, facility closure, and asset impairments. We believe our presentation of financial measures before, or excluding, these items, which are non-GAAP measures, enhances our investors' overall understanding of our recurring operational performance and provides useful information to both investors and management to evaluate the ongoing operations and prospects of OfficeMax by providing better comparisons. Whenever we use non-GAAP financial measures, we designate these measures as "adjusted" and provide a reconciliation of the non-GAAP financial measures to the most closely applicable GAAP financial measure. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measure. In the following tables, we reconcile our non-GAAP financial measures to our reported GAAP financial results for both 2009 and 2008.

        Although we believe the non-GAAP financial measures enhance an investor's understanding of our performance, our management does not itself, nor does it suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. The non-GAAP financial measures we use may not be consistent with the presentation of similar companies in our industry. However, we present such non-GAAP financial measures in reporting our financial results to provide investors with an additional tool to evaluate our operating results in a manner that focuses on what we believe to be our ongoing business operations.

	OFFICEMAX INCORPORATED AND SUBSIDIARIES IMPACT OF SPECIAL ITEMS ON INCOME NON-GAAP RECONCILIATION FOR 2009
	Operating income (loss)	Net income (loss) available to OfficeMax common shareholders	Diluted income (loss) per common share
	(millions, except per-share amounts)
As reported	$(4.0)	$(2.2)	$(0.03)
Store asset impairment charge	17.6	10.0	0.12
Store closure and severance charges	49.3	30.0	0.39
Interest income from a legacy tax escrow	—	(2.7)	(0.04)
Boise Cascade Holdings, L.L.C. distribution	—	(1.6)	(0.02)
Release of income tax reserve	—	(14.9)	(0.18)

As adjusted	$62.9	$18.6	$0.24

	OFFICEMAX INCORPORATED AND SUBSIDIARIES IMPACT OF SPECIAL ITEMS ON INCOME NON-GAAP RECONCILIATION FOR 2008
	Operating income (loss)	Net income (loss) available to OfficeMax common shareholders	Diluted income (loss) per common share
	(millions, except per-share amounts)
As reported	$(1,936.2)	$(1,661.6)	$(21.90)
Goodwill and other asset impairment charge	1,364.4	1,294.7	17.05
Timber note impairment charge	735.8	462.0	6.08

Total impairment charges	2,100.2	1,756.7	23.13
Store closure and severance charges	27.9	17.5	0.23
Boise Cascade Holdings, L.L.C. distribution	—	(12.5)	(0.16)

As adjusted	$191.9	$100.1	$1.30

        These items are described in more detail in this Management's Discussion and Analysis.

        At the end of the 2009 fiscal year, we had $486.6 million in cash and cash equivalents and $513.0 million in available (unused) borrowing capacity under our revolving credit facilities. The combination of cash and cash equivalents and available borrowing capacity yields approximately $1 billion of overall liquidity. The Company has strengthened its balance sheet, cash position and liquidity greatly during 2009. At year-end, we had outstanding recourse debt of $297.1 million (both current and long-term) and non-recourse obligations of $1,470.0 million related to the timber securitization notes. There is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged installment notes receivable and underlying guarantees. There were no borrowings on our revolving credit facilities in 2009.

        The funded status of our pension plans also improved in 2009. Our pension obligations exceeded the assets held in trust to fund them by $210.2 million at year-end 2009, a decrease of $224.8 million compared to the $435.0 million under funding that existed at year-end 2008. This reduction was due to strong returns on plan investments in the year coupled with our voluntary excess contribution of 8.3 million shares of OfficeMax common stock to the plans in the fourth quarter of 2009.

        For the full year 2009, we generated $358.9 million of cash from operations reflecting our focus on cash generation. Working capital improved $219.0 million as a result of significant management oversight, which yielded reduced days outstanding for accounts receivable and a decrease in inventory per location along with an improved accounts payable leverage ratio. We also collected $71.0 million of tax refunds, net of payments, and borrowed $45.7 million on accumulated earnings held in company-owned life insurance policies. In addition, we received $41.1 million from investment activities, including $25.1 million from a prior tax escrow settlement and $15.0 million in additional company-owned life insurance withdrawals.

Outlook

        Given the continued weak economic environment, we are cautious in our expectations for 2010. We expect that U.S. unemployment trends will continue to unfavorably impact us in the near-term, with improvement occurring in the later part of the year. We anticipate that for the full year 2010, total sales, including the impact of foreign currency translation, and adjusted operating income margin will be slightly higher than they were in 2009. We expect positive cash flow from operations, although lower than 2009, due to a larger-than-expected incentive compensation payout during the first quarter and higher working capital needs due to the increased sales. We also believe that our liquidity position will remain strong and our need to access our revolving line of credit will be limited to seasonal periods.

2009 Compared with 2008

        Sales for 2009 decreased 12.8% to $7,212.1 million from $8,267.0 million for 2008. The year-over-year sales decreases occurred in both our Contract and Retail segments and resulted primarily from the weaker economic environment that existed throughout all of 2009. The change in sales resulting from changes in foreign exchange rates for the full year of 2009 was a decrease of 1.7%. However, in the fourth quarter, due to the weakening U.S. dollar, the change in total sales resulting from changes in foreign exchange rates was an increase of 2.8%.

        Gross profit margin decreased by 0.8% of sales to 24.1% of sales in 2009 compared to 24.9% of sales in 2008. The gross profit margins declined in both our Contract and Retail segments. The Retail segment experienced strong cost support from our vendors and reduced inventory shrinkage, the benefits of which were entirely offset by deleveraging of fixed occupancy costs and a mix shift to less profitable technology products. The Contract segment also experienced strong cost support from our vendors but earned overall lower gross margins as a result of softer market conditions as well as a shift in its customers' purchasing trends to a higher percentage of lower-margin consumable items, lower sales of off-contract items, and higher customer acquisition and retention costs.

        Operating and selling expenses increased by 0.3% of sales to 19.1% of sales in 2009 from 18.8% of sales a year earlier. The increased expense was primarily the result of deleveraging of fixed costs due to lower sales and increased incentive compensation expense, partially offset by reduced payroll and other targeted cost reductions. Incentive compensation expense included in operating and selling expense was $23.6 million for 2009 compared to $4.0 million for 2008.

        General and administrative expenses increased 0.4% of sales to 4.1% of sales in 2009 compared to 3.7% of sales in 2008. The increase primarily reflected higher pension and incentive compensation expenses. General and administrative expense included $40.8 million of these costs in 2009 as compared to $5.1 million in 2008. Excluding these costs, general and administrative expense was consistent between 2009 and 2008. The effect of deleveraging of expense resulting from lower sales was offset by lower headcount resulting from a significant reduction in force at the corporate headquarters in late 2008.

        As noted above, our results for 2009 include several significant items, as follows:

  •
  We recognized a non-cash impairment charge of $17.6 million associated with leasehold improvements and other assets at certain of our Retail stores in the U.S. and Mexico. After tax and noncontrolling interest, these charges reduced net income (loss) available to OfficeMax common shareholders by $10.0 million or $0.12 per diluted share.

  •
  We recorded $31.2 million of charges in our Retail segment related to store closures. We also recorded $18.1 million of severance and other charges, principally related to reorganizations of our U.S. and Canadian Contract sales forces, customer fulfillment centers and customer service centers, as well as a streamlining of our Retail store staffing. These charges are recorded by segment in the following manner: Contract $15.3 million, Retail $2.1 million and Corporate and Other $0.7 million. After tax and noncontrolling interest, the cumulative effect of these items was a reduction of net income (loss) available to OfficeMax common shareholders by $30.0 million, or $0.39 per diluted share.

  •
  "Other income (expense), net" in the Consolidated Statement of Operations includes income of $2.6 million from a distribution on the Boise Investment related to our tax liability on allocated earnings. This distribution was much larger in the prior year due to a significant tax gain realized by Boise Cascade, L.L.C. on the sales of its paper and packaging and newsprint businesses. After tax, this item increased net income (loss) available to OfficeMax common shareholders $1.6 million, or $0.02 per diluted share.

  •
  We recorded $4.4 million of interest income related to a tax escrow balance established in a prior period in connection with our legacy Voyager Panel business which we sold in 2004. After tax, this item increased net income (loss) available to OfficeMax common shareholders by $2.7 million, or $0.04 per diluted share.

  •
  In the fourth quarter, we were notified that the U.S. Internal Revenue Service conceded an issue under appeals regarding the deductibility of interest on certain of our industrial revenue bonds. Upon the resolution of this matter, we released $14.9 million in tax uncertainty reserves which increased net income (loss) available to OfficeMax common shareholders by $0.18 per diluted share.

        Interest expense was $76.4 million in 2009 compared to $113.6 million for 2008. The decline in interest expense was principally due to the Lehman bankruptcy on September 15, 2008, and the resulting payment defaults on the timber note receivable guaranteed by Lehman and the related securitization notes payable. On October 29, 2008, Lehman failed to pay the semi-annual interest payment due on the timber note receivable that it guarantees. Because we are only obligated to make interest payments on the securitization notes supported by the timber note receivable and Lehman guaranty to the extent that we receive the interest payments due on the timber note receivable, we stopped accruing (and making) interest payments due on those securitization notes after the Lehman default. As a result in 2008 we recorded $33.7 million in interest expense on the Lehman securitization notes payable. In 2009, we did not accrue any interest on this non-recourse obligation.

        Interest income was $47.3 million and $57.6 million for the years ended 2009 and 2008, respectively. This decline reflects the $13.1 million reduction of interest income recorded on the timber note receivable guaranteed by Lehman in 2009 as compared to 2008, partially offset by $4.4 million of interest income related to a tax escrow balance established in a prior period in connection with the sale of our legacy Voyageur Panel business. As a result of Lehman's September 2008 bankruptcy filing, we recorded no interest income on the Lehman portion of the timber notes receivable in 2009. In 2008, we accrued and collected approximately $13.1 million in interest income on the Lehman timber note receivable for the period from January 1 through April 29, 2008. In 2009, approximately $40.8 million of interest income and $39.8 million of interest expense recorded relating to the Wachovia portion of the timber notes receivable and associated securitized obligation. See the "Timber Notes/Non-Recourse Debt" section that follows in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        For 2009, we recognized an income tax benefit of $28.8 million on a pre-tax loss of $30.3 million (effective tax benefit rate of 94.8%) compared to an income tax benefit of $306.5 million on a pre-tax loss of $1,972.4 million (effective tax benefit rate of 15.5%) for 2008. Income taxes and the related effective rates for both years were affected by several significant items that caused our actual tax benefits to vary from the amount based on our reported pre-tax accounting income and the statutory U.S. federal tax rate of 35%. In 2009, the recorded tax benefit included $14.9 million from the release of a tax reserve upon the resolution of our claim that interest on certain of our industrial revenue bonds was fully tax deductible. In 2008, the goodwill and other assets impairment charge of $1.4 billion unfavorably impacted the tax benefit rate as the book basis of these assets was higher than the amortizable tax basis which resulted in a 4.6% tax benefit on the charge. In addition, in 2008 the Company also recognized a tax benefit resulting from a favorable U.S. Internal Revenue Service settlement. The effective tax rate in both years was also impacted by the effects of state income taxes, income items not subject to tax and non-deductible expenses and the mix of domestic and foreign sources of income.

        We reported a net loss attributable to OfficeMax and noncontrolling interest of $1.6 million for 2009. After adjusting for joint venture earnings attributable to noncontrolling interest and preferred dividends, we reported a net loss available to OfficeMax common shareholders of $2.2 million or $(0.03) per diluted share for 2009. Excluding the effects of the significant items discussed above, adjusted net income available to OfficeMax common shareholders was $18.6 million or $0.24 per diluted share for 2009 compared to $100.1 million or $1.30 per diluted share for 2008.

2008 Compared with 2007

        Sales for 2008 decreased 9.0% to $8,267.0 million from $9,082.0 million for 2007. The year-over-year sales decrease was largely the result of the weaker global economic environment and our more disciplined analysis-driven approach to sales generation and retention. The year-over-year sales decrease reflects a 10.7% decrease in comparable sales, and both our Contract and Retail segments experienced double-digit sales declines in 2008 as compared to 2007. In addition, the rate of sales decline (on a percentage basis) increased in each quarter of 2008 compared to the comparable quarters of 2007. Foreign exchange rate changes had only a minor effect on sales for full year 2008. However, they negatively impacted sales comparisons late in the year. For the year, sales increased $9.4 million due to the impact of foreign exchange rates, however, fourth quarter 2008 sales were reduced by $81.1 million due to the effect of foreign exchange rates.

        Gross profit margin decreased by 0.5% of sales to 24.9% of sales in 2008 compared to 25.4% of sales in 2007. The gross profit margins declined in our Retail segment compared to the previous year but improved for our Contract segment. The Retail margin decline was primarily due to the deleveraging of fixed costs, resulting from the lower sales, as well as the impact of opening new stores which require several years to ramp up to mature sales volumes and higher inventory shrinkage results. The decline was partially offset by a sales-mix shift towards higher-margin office supplies category sales. The Contract segment margin improvement was due primarily to a higher margin customer mix resulting from our more disciplined approach to contractual sales generation and retention.

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

        As noted above, our results for 2008 included several significant items, as follows:

  •
  We recorded pre-tax impairment charges of $1,364.4 million related to goodwill, trade names and other long-lived assets. These non-cash charges consisted of $1,201.5 million of goodwill impairment in both the Contract ($815.5 million) and Retail ($386.0 million) segments; $107.1 million of impairment of trade names in our Retail segment and $55.8 million of impairment related to store fixed assets in our Retail segment. These non-cash charges resulted in a reduction in net income available to OfficeMax common shareholders of $1,294.7 million, or $17.05 per diluted share For information regarding these impairment charges see "Goodwill and Other Asset Impairments" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

  •
  We recognized a pre-tax impairment charge of $735.8 million on the timber installment note guaranteed by Lehman as a result of the Lehman bankruptcy. This impairment charge was recorded in the Corporate and Other segment. We also stopped accruing the interest income on the timber installment note guaranteed by Lehman as of the date of the last interest payment (April 29, 2008), while continuing to accrue interest expense on the related securitization notes payable until the date of default (October 29, 2008). The interest expense for this time period (from April 29 to October 29) was $20.4 million. The cumulative effect of the impairment charge and the additional interest expense resulted in a reduction of net income available to OfficeMax common shareholders of $462.0 million, or $6.08 per diluted share. For information regarding this impairment charge see our discussion of the timber notes under the heading "Timber Notes/Non-Recourse Debt" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

  •
  We recorded $20.5 million of pre-tax income related to a distribution received on the Boise Investment. We receive distributions on the Boise Investment for the income tax liability associated with allocated earnings. The distribution received was primarily related to the income tax liability associated with the allocated gain on the sale by Boise Cascade, L.L.C. of a majority interest in its paper and packaging and newsprint businesses during the first quarter of 2008. This income was classified as non-operating and resulted in an increase in after-tax income of $12.5 million, or $0.16 per diluted share.

        Interest expense was $113.6 million in 2008 compared to $121.3 million for 2007. The year-over-year decrease in interest expense was a result of lower average borrowings and the curtailment of interest accruals on certain of the timber securitization notes payable after the default on the timber installment note guaranteed by Lehman on October 29, 2008 due to the Lehman bankruptcy. Interest expense includes interest related to the affected timber securitization notes payable of approximately $73.5 million and $80.5 million for 2008 and 2007, respectively. Per the timber note agreements, the interest expense related to the timber securitization notes payable is to be offset by interest income earned on the timber installment notes receivable. However, at the time of the Lehman bankruptcy in September 2008, the Company reversed interest income accrued on the installment note guaranteed by Lehman from the date of the last payment (April 29, 2008), and has not recognized any additional interest income on this installment note. We did, however, continue to record the ongoing interest expense on the related timber securitization notes payable until the default date (October 29, 2008), resulting in $20.4 million of additional interest expense that will only be paid if the corresponding interest income is collected. Total timber note related interest income was $53.9 million in 2008. In 2007, the timber note related interest expense was offset by timber note related interest income of $82.5 million.

        Excluding the interest income earned on the timber notes receivable, interest income was $3.7 million and $5.4 million for the years ended December 27, 2008 and December 29, 2007, respectively.

        For 2008, we recognized an income tax benefit of $306.5 million on our $1,972.4 million pre-tax loss (effective tax benefit rate of 15.5%) compared to income tax expense of $125.3 million on $337.5 million in pretax income (effective tax rate of 37.1%) for 2007. In the first quarter of 2008, the Company effectively settled an audit with the Federal government for all tax years through 2005. As a result of the settlement and other related filings, the Company recognized a $6.8 million benefit in its tax provision for 2008. The goodwill, trade names and other long-lived assets impairment charge of $1.4 billion unfavorably impacted the tax benefit rate as the book basis of these assets was higher than the amortizable tax basis and resulted in a tax benefit of $63.2 million or approximately 4.6% of the tax charge. The Company also reviewed the realizability of state net operating loss carryforwards and foreign tax credits in 2008, resulting in the recognition of approximately

$1.3 million of tax benefit, as a result of a reduction in the valuation allowance. Income taxes for all periods were affected by the impact of state income taxes, non-deductible expenses and the mix of domestic and foreign sources of income.

        As a result of the foregoing factors, we reported a net loss attributable to OfficeMax and noncontrolling interest of $1,665.9 million for 2008. After adjusting for joint venture earnings attributable to noncontrolling interest and preferred dividends, we reported a loss available to OfficeMax common shareholders of $1,661.6 or $(21.90) per diluted share, for 2008. Excluding the effects of the significant items discussed above, adjusted net income available to OfficeMax common shareholders was $100.1 million or $1.30 per diluted share for 2008.

Segment Discussion

        We report our results using three reportable segments: OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other.

        OfficeMax, Contract distributes a broad line of items for the office, including office supplies and paper, technology products and solutions, office furniture, and print and document services. OfficeMax, Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Australia and New Zealand, through office products stores.

        OfficeMax, Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. In addition, this segment contracts with large national retail chains to supply office and school supplies to be sold in their stores. Our retail office supply stores feature OfficeMax ImPress, an in-store module devoted to print-for-pay and related services. Our Retail segment has operations in the United States, Puerto Rico and the U.S. Virgin Islands. Our Retail segment also operates office products stores in Mexico through a 51%-owned joint venture.

        Corporate and Other includes support staff services and certain other legacy expenses as well as the related assets and liabilities. The income and expense related to certain assets and liabilities that are reported in the Corporate and Other segment have been allocated to the Contract and Retail segments.

        Management evaluates the segments' performances based on operating income (loss) after eliminating the effect of certain operating matters such as severances, facility closures, and asset impairments, that are not indicative of our core operations ("segment income (loss)".)

OfficeMax, Contract

($ in millions)

	2009	2008	2007
Sales	$3,656.7	$4,310.0	$4,816.1
Gross profit	762.4	948.1	1,050.9
Gross profit margin	20.8%	22.0%	21.8%
Operating, selling and general and administrative expenses	704.4	780.8	843.0
Percentage of sales	19.2%	18.1%	17.5%

Segment income	$58.0	$167.3	$207.9
Percentage of sales	1.6%	3.9%	4.3%
Goodwill and other asset impairments	—	815.5	—
Other operating expenses	15.3	9.3	—

Operating income (loss)	$42.7	$(657.5)	$207.9

Sales by Product Line
Office supplies and paper	$2,138.5	$2,518.7	$2,696.3
Technology products	1,174.0	1,299.2	1,535.1
Office furniture	344.2	492.1	584.7
Sales by Geography
United States	$2,583.1	$3,035.0	$3,518.9
International	1,073.6	1,275.0	1,297.2
Sales Growth
Total sales growth	(15.2)%	(10.5)%	2.2%

2009 Compared with 2008

        Contract segment sales for 2009 decreased 15.2% to $3,656.7 million from $4,310.0 million for 2008, reflecting a U.S. sales decline of 14.9% and an international sales decline of 15.8% in U.S. dollars, or 8.2% in local currencies. The change in total Contract sales resulting from changes in foreign exchange rates for the full year of 2009 was a decrease of 2.2%. However, in the fourth quarter, due to the weakening U.S. dollar, the change in total Contract sales resulting from changes in foreign exchange rates was an increase of 5.6%. The U.S. Contract sales decline primarily reflected weaker sales from existing corporate accounts as our customers reduced overhead spending and headcount in response to the weak overall U.S. economy. This decline continued to be meaningful, increasing (as measured by the rate of decline compared to the prior year) in the first two quarters, while decreasing modestly in the third and fourth quarters. For the year, the reduction in sales volume from lost customers was greater than the incremental sales from newly acquired customers. However, in the fourth quarter, the trend reversed and we gained net sales from newly acquired customers.

        Contract segment gross profit margin declined 1.2% of sales to 20.8% of sales for 2009 compared to 22.0% of sales in the previous year. The decrease in gross profit margin was primarily due to softer market conditions, a shift in the purchasing trends of our customers to a higher percentage of on-contract items, including lower-margin commodities and consumable items like paper, and higher customer acquisition and retention expenses as a percentage of sales. Our Contract performance in the fourth quarter improved from the previous quarters in 2009 due to our disciplined approach to profitable customer acquisition and retention, as well as other initiatives to grow the business and improve margins by providing better solutions for our customers. Targeted cost controls in our delivery fleet helped to mitigate the impact of deleveraging.

        Contract segment operating, selling and general and administrative expenses increased 1.1% of sales to 19.2% of sales for 2009 from 18.1% of sales a year earlier. The increase was primarily due to the deleveraging of fixed expenses from lower sales and increased incentive compensation expenses, which were $22.1 million higher in 2009 compared to 2008, partially offset by cost management initiatives, including lower payroll costs as a result of the reorganization of our U.S. and Canadian sales forces, fewer personnel in our customer fulfillment and customer service centers and the reduction in force at our corporate headquarters in the fourth quarter of 2008.

        Contract segment income was $58.0 million, or 1.6% of sales, for 2009, compared to $167.3 million for 2008. The decline in segment income was primarily attributable to the reduction in sales and gross profit.

        Contract other operating expenses for 2009 included $15.3 million of severance and other charges, principally related to reorganizations of our U.S. and Canadian Contract sales forces, customer fulfillment centers and customer service centers.

        The Contract segment's operating income (loss) improved $700.2 million to operating income of $42.7 million for 2009, compared to an operating loss of $657.5 million for 2008.

2008 Compared With 2007

        Contract segment sales for 2008 decreased 10.5% to $4,310.0 million from $4,816.1 million for 2007, reflecting a U.S. sales decline of 13.8% and an international sales decline of 1.7% in U.S. dollars, or 2.4% in local currencies. U.S. sales declined in 2008 compared to the prior year primarily due to: a) decreased sales from existing corporate accounts of 9%, b) our continued discipline in account acquisition and retention which resulted in lower sales to new and retained customers and c) lower sales from small market public website and catalog business customers. Early in the fourth quarter of 2008, we entered into an alliance with Lyreco to service our respective global customers. This agreement allows OfficeMax to supply global customers that have operations in European countries and Asia through Lyreco, and allows Lyreco to supply global customers that have operations in the United States and Mexico through OfficeMax.

        Contract segment gross profit margin increased 0.2% of sales to 22.0% of sales for 2008 compared to 21.8% of sales in the previous year. The year-over-year increase was primarily due to improved account profitability for existing and new customers which was partially offset by deleveraging fixed delivery and occupancy costs from lower sales. Targeted cost controls helped to reduce the impact of deleveraging. These targeted cost controls included year-over-year reductions in our delivery fleet resulting from optimizing delivery routes, which helped to reduce the impact of increased fuel costs.

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

        Contract segment income was $167.3 million, or 3.9% of sales, for 2008, compared to $207.9 million for 2007. The decline in segment income was primarily attributable to the reduction in sales and gross profit.

        The Contract segment reported a non-cash charge of $815.5 million related to impairment of the Contract segment's goodwill balance in 2008. Contract other operating expense of $9.3 million for 2008 included employee severance costs in our U.S and international operations and the costs to consolidate manufacturing facilities in New Zealand. For more information regarding impairment charges, see discussion of "Goodwill and Other Asset Impairments" in this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The Contract segment's operating income (loss) decreased $865.4 million to an operating loss of $657.5 million compared to segment operating income of $207.9 million for 2007.

OfficeMax, Retail

($ in millions)

	2009	2008	2007
Sales	$3,555.4	$3,957.0	$4,265.9
Gross profit	975.2	1,106.3	1,259.5
Gross profit margin	27.4%	28.0%	29.5%
Operating, selling and general and administrative expenses	930.3	1,045.1	1,085.8
Percentage of sales	26.1%	26.5%	25.4%

Segment income	$44.9	$61.2	$173.7
Percentage of sales	1.3%	1.5%	4.1%
Goodwill and other asset impairments	17.6	548.9	—
Other operating expense	33.3	17.4	—

Operating income (loss)	$(6.0)	$(505.1)	$173.7
Sales by Product Line
Office supplies and paper	$1,392.7	$1,541.5	$1,610.6
Technology products	1,872.6	2,060.5	2,235.5
Office furniture	290.1	355.0	419.8
Sales by Geography
United States	$3,369.6	$3,693.5	$4,030.0
International	185.8	263.5	235.9
Sales Growth
Total sales growth	(10.2)%	(7.2)%	0.3%
Same-location sales growth	(11.0)%	(10.8)%	(1.2)%

2009 Compared with 2008

        Retail segment sales for 2009 decreased by 10.2% (9.1% after adjusting for the foreign currency exchange effect) to $3,555.4 million from $3,957.0 million for 2008, reflecting a same-store sales decrease of 11.0% mitigated by new store improvement. This included a same-store sales decline in the U.S. of 9.6% and in Mexico of 13.9% (after adjusting for the foreign currency exchange effect). Retail same-store sales declined primarily due to weaker consumer and small business spending in the U.S. and the significant negative effects of weak economic conditions in Mexico together with the effects of the influenza epidemic during the summer. Store traffic was lower compared to the prior year as sales declined across all major product categories, particularly in the higher-priced, discretionary furniture category, which resulted in decreased average tickets. We ended 2009 with 1,010 stores. In the U.S., we opened 12 retail stores and closed 18, ending the year with 933 retail stores. Grupo OfficeMax, our majority-owned joint venture in Mexico, closed six stores, ending the year with 77 retail stores.

        Retail segment gross profit margin declined 0.6% of sales to 27.4% of sales for 2009, compared to 28.0% of sales in the previous year. The declines were primarily due to the deleveraging of fixed occupancy costs which has continued since late-2007, offset by favorable product margins, which benefited from good vendor support and lower inventory shrinkage, reduced delivery costs, and strong cost controls over utilities and maintenance. Margins were also negatively impacted by a shift to lower margin technology products.

        Retail segment operating, selling and general and administrative expenses decreased 0.4% of sales to 26.1% of sales for 2009 from 26.5% of sales a year earlier. The decrease was primarily due to targeted cost reductions in response to the sales shortfall partially offset by $29.4 million in additional incentive compensation expenses in 2009 and the deleveraging effect of reduced sales. Results in the Retail segment benefited from a favorable property tax settlement as well as the resolution of a prior dispute with a service provider, the effects of which were partially offset by adverse workers compensation expense related to prior period claims. Cost reductions consist primarily of reduced payroll costs resulting from reductions in staff in the stores, in field management and at the corporate headquarters and lower advertising and pre-opening costs.

        Retail segment income was $44.9 million, or 1.3% of sales, for 2009, compared to $61.2 million for 2008. The decline in segment income was primarily attributable to the reduction in sales and gross profit, partially offset by the effects of cost reduction initiatives.

        For 2009, the Retail segment recorded a $17.6 million non-cash charge related to impaired store assets. Other operating expense included charges of $33.3 million primarily related to store closure costs. The segment closed 21 underperforming stores prior to the end of their lease terms, of which 16 were in the U.S. and five were in Mexico with a total cost of $31.2 million. In addition, the segment incurred $2.1 million of severance related to a streamlining of our Retail store staffing.

        The Retail segment's operating loss improved $499.1 million to an operating loss of $6.0 million in 2009, compared to an operating loss of $505.1 million in 2008.

2008 Compared With 2007

        Retail segment sales for 2008 decreased by 7.2% to $3,957.0 million from $4,265.9 million for 2007, reflecting a same-store sales decrease of 10.8%, partially offset by sales by new stores. The weaker U.S. consumer and small business spending was evidenced by lower store traffic and weaker back-to-school and holiday seasons than in the previous year. Retail same-store sales for 2008 declined across all major product categories, compared to the prior year. Declines were greatest in the higher-priced, discretionary furniture and technology product categories, which resulted in decreased average tickets. During 2008, we opened 43 new retail stores in the U.S., including three Ink-Paper-Scissors stores (a smaller format store), ending the year with 939 retail stores in the U.S. Our majority-owned joint-venture in Mexico opened 17 stores during 2008, ending the year with 83 stores.

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

        Retail segment income was $61.2 million, or 1.5% of sales, for 2008, compared to $173.7 million for 2007. The decline in segment income was primarily attributable to the reduction in sales and gross profit.

        For 2008, the Retail segment recorded impairment charges of $548.9 million, consisting of $386.0 million for impairment of goodwill, $107.1 million for impairment of trade names and $55.8 million for impairment of store fixed assets, consisting primarily of leasehold improvements. Retail other operating expense for 2008 included a $12.7 million charge for headcount reductions primarily for the reorganization of our Retail field and store management and $4.7 million of charges related to site and store lease terminations. For more information regarding impairment charges, see the discussion of "Goodwill and Other Asset Impairments" that follows.

        The Retail segment's operating loss was $505.1 million for 2008, compared to operating income of $173.7 million for 2007.

Corporate and Other

        Corporate and Other expenses were $40.7 million for 2009 compared to $773.6 million for 2008. Expenses recorded in 2009 included a $0.7 million pre-tax charge for severance. Increased incentive compensation expense ($3.8 million more in 2009) and pension costs more than offset reduced payroll expense resulting from reductions in staff at the corporate headquarters in late 2008. Expenses recorded in 2008 included a $735.8 million charge related to the impairment of the timber installment note guaranteed by Lehman, a $4.3 million severance charge related to a fourth quarter reduction in force at our corporate headquarters and a $3.1 million gain, primarily related to the release of a warranty escrow established at the time of sale of our legacy Voyageur Panel business in 2004. During 2007, total Corporate and Other expenses were $37.4 million.

Liquidity and Capital Resources

        At the end of fiscal year 2009, the total liquidity available for OfficeMax was $999.6 million. This includes cash and cash equivalents of $486.6 million and borrowing availability of $513.0 million (availability includes $473.3 million and $39.7 million relating to our U.S. and Canadian revolving credit agreements, respectively). As of December 26, 2009, the Company was in compliance with all covenants under the credit agreements, both of which expire on July 12, 2012. As of December 26, 2009, we had $297.1 million of short-term and long-term debt and $1,470 million of non-recourse timber securitization notes outstanding.

        Our primary ongoing cash requirements relate to working capital, expenditures for property and equipment, technology enhancements and upgrades, lease obligations, pension funding and debt service. We expect to fund these requirements through a combination of available cash balance, cash flow from operations and, if necessary, seasonal borrowings under our revolving credit facilities. The following sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations discuss in more detail our operating, investing, and financing activities, as well as our financing arrangements.

Operating Activities

        Our operating activities generated cash of $358.9 million, $223.7 million and $70.6 million in 2009, 2008 and 2007, respectively. The increase in cash from operations in 2009 was due principally to significantly reduced inventories, net of the associated decrease in payables as a result of both lower purchasing activity and the timing of payments, and reduced receivables as a result of lower sales and strong management oversight. We ended 2009 with $143.8 million less inventory than at the end of 2008, with approximately 17% lower average inventory per store and approximately 15% lower average inventory per distribution center as compared to the prior year. Clearance inventory levels were at an all time low while our in-stock levels were high. Accounts payable at the end of 2009 were $68.5 million lower than at the end of the prior year, primarily reflecting lower merchandise purchasing levels. Receivables at the end of 2009 were $27.5 million lower than at the end of the prior year, reflecting both sales declines in the Contract segment and a modest improvement in days sales outstanding compared to the prior year period.

        In addition, cash from operations in 2009 includes $71.0 million of tax refunds, net of payments, from federal and state governments and $45.7 million in proceeds from loans against accumulated earnings in our company-owned life insurance (COLI) policies. We expect to periodically repay and re-borrow on these loans in order to manage our investments and minimize interest expense.

        We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax, Contract employees. Pension expense was $14.1 million, $4.2 million and $10.0 million for the years ended December 26, 2009, December 27, 2008 and December 29, 2007, respectively. In 2009, 2008 and 2007, we made cash contributions to our pension plans totaling $6.8 million, $13.1 million and $19.1 million, respectively. In 2009, we also contributed 8.3 million shares of OfficeMax common stock to our qualified pension plans. Based on actuarial estimates, this additional contribution is expected to reduce our pension contributions over the next five years by approximately $100 million. The minimum required funding contribution in 2010 is approximately $3.8 million and the expense is projected to be $7.1 million compared to expense of $14.1 million in 2009. However, we may elect to make additional voluntary contributions. See "Critical Accounting Estimates" in this Management's Discussion and Analysis of Financial Condition and Results of Operations for more information.

Investment Activities

        Our investing activities provided $2.8 million of cash during 2009 compared to a use of funds of $112.1 million and $138.9 during 2008 and 2007, respectively. During 2009, we received $25.1 million in cash from the distribution of a tax escrow balance established in a prior period in connection with our legacy Voyageur Panel business sold in 2004, and $15.0 million related to withdrawals from the principal balance of our COLI policies. Our capital spending in 2009 primarily related to leasehold improvements, 12 new stores and maintenance projects. Details of the capital investment by segment are included in the following table:

	Capital Investment
	2009	2008	2007
	(millions)
OfficeMax, Contract	$18.0	$34.2	$42.5
OfficeMax, Retail	20.3	109.8	98.3

	38.3	144.0	140.8

        We expect our capital investments in 2010 to be approximately $90 to $110 million. Our capital spending in 2010 will be primarily for technology enhancements such as an upgrade to our financial systems platform and improvements in the telephony software and hardware used by our call centers. We will also invest in leasehold improvements and replacement maintenance projects. In 2010, we expect store openings to be limited to two by our joint venture partner in Mexico.

Financing Activities

        Our financing activities used cash of $60.6 million in 2009, $86.1 million in 2008 and $62.6 million in 2007. Common and preferred dividend payments totaled $3.1 million in 2009, $47.5 million in 2008, and $49.1 million in 2007. In 2008 and 2007, our quarterly cash dividend was 15 cents per common share. Due to the challenging economic environment, and to conserve cash, our quarterly cash dividend was suspended in December 2008. We had net debt payments of $57.7 million, $40.0 million and $11.6 million in 2009, 2008 and 2007 respectively.

Financing Arrangements

        We lease our store space and certain other property and equipment under operating leases. These operating leases are not included in debt; however, they represent a significant commitment. Our obligations under operating leases are shown in the "Contractual Obligations" section of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Our debt structure consists of credit agreements, note agreements, and other borrowings as described below. For more information, see the "Contractual Obligations" and "Disclosures of Financial Market Risks" sections of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Credit Agreements

        On July 12, 2007, we entered into a revolving credit agreement (the "U.S. Credit Agreement") with a group of banks. The U.S. Credit Agreement permits us to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The U.S. Credit Agreement may be increased (up to a maximum of $800 million) at our request or reduced from time to time, in each case according to the terms detailed in the U.S. Credit Agreement. There were no borrowings outstanding under our U.S. Credit Agreement at the end of fiscal years 2009 or 2008, and there were no borrowings outstanding under this facility during 2009 or 2008. Letters of credit, which may be issued under the U.S. Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. Stand-by letters of credit issued under the U.S. Credit Agreement totaled $61.1 million at the end of fiscal year 2009 and $66.7 million at the end of fiscal year 2008. At the end of fiscal year 2009, the maximum aggregate borrowing amount available under the U.S. Credit Agreement was $534.4 million and availability under the U.S. Credit Agreement totaled $473.3 million. The U.S. Credit Agreement allows the payment of dividends, subject to availability restrictions and if no default has occurred. At the end of fiscal year 2009, we were in compliance with all covenants under the U.S. Credit Agreement. The U.S. Credit Agreement expires on July 12, 2012.

        Borrowings under the U.S. Credit Agreement bear interest at rates based on either the prime rate or LIBOR. Margins are applied to the applicable borrowing rates and letter of credit fees under the U.S. Credit Agreement depending on the level of average availability. Fees on letters of credit issued under the U.S. Credit Agreement were charged at a weighted average rate of 0.875% during 2009. We are charged an unused line fee at an annual rate of 0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit.

        On September 30, 2009, Grand & Toy Limited, the Company's wholly owned subsidiary based in Canada, entered into a revolving credit agreement (the "Canadian Credit Agreement") with a group of banks. The Canadian Credit Agreement permits Grand & Toy Limited to borrow up to a maximum of C$60 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The Canadian Credit Agreement may be increased (up to a maximum of C$80 million) at Grand & Toy Limited's request or reduced from time to time, in each case according to the terms detailed in the Canadian Credit Agreement. There were no borrowings outstanding under the facility at the end of fiscal year 2009, and there were no borrowings outstanding under this facility during 2009. Letters of credit, which may be issued under the Canadian Credit Agreement up to a maximum of C$10 million, reduce available borrowing capacity. There were no letters of credit outstanding under the Canadian Credit Agreement at the end of fiscal year 2009. The maximum aggregate borrowing amount available under the Canadian Credit Agreement was $39.7 million (C$41.6 million) at the end of fiscal year 2009. Grand & Toy Limited was in compliance with all covenants under the Canadian Credit Agreement at the end of fiscal year 2009. The Canadian Credit Agreement expires on July 12, 2012.

Timber Notes/Non-recourse debt

        In October 2004, we sold our timberland assets in exchange for $15 million in cash plus credit-enhanced timber installment notes in the amount of $1,635 million (the "Installment Notes"). The Installment Notes were issued by single-member limited liability companies formed by affiliates of Boise Cascade, L.L.C (the "Note Issuers"). In order to support the Installment Notes, the Note Issuers transferred $1,635 million in cash to Lehman and Wachovia Corporation ("Wachovia") ($817.5 million to each of Lehman and Wachovia) who issued collateral notes to the Note Issuers and guarantees on the performance of the Installment Notes. In December 2004, we completed a securitization transaction in which the Company's interests in the Installment Notes and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries. The subsidiaries pledged the Installment Notes and related guarantees and issued securitized notes (the "Securitization Notes") in the amount of $1,470 million. Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty. As a result, there is no recourse against OfficeMax, and the Securitization Notes have been reported as non-recourse debt in our Consolidated Balance Sheets.

        On September 15, 2008, Lehman filed for bankruptcy. Lehman's bankruptcy filing constituted an event of default under the $817.5 million Installment Note guaranteed by Lehman (the "Lehman

Guaranteed Installment Note") . We are required for accounting purposes to assess the carrying value of assets whenever circumstances indicate that a decline in value may have occurred. After evaluating the situation, we concluded in late October 2008 that as a result of the Lehman bankruptcy, it was probable that we would be unable to collect all amounts due according to the contractual terms of the Lehman Guaranteed Installment Note. Accordingly, we evaluated the carrying value of the Lehman Guaranteed Installment Note and reduced it to the estimated amount we expect to collect ($81.8 million) by recording a non-cash impairment charge of $735.8 million, pre-tax, in the third quarter of 2008. We based our estimate of the recoverable amount of the Lehman Guaranteed Installment Note on a variety of factors, including consultations with financial advisors and review of the trading prices on outstanding Lehman debt instruments with similar contractual interest rates and maturities.

        Measuring impairment of a loan requires judgment and estimates, and the eventual outcome may differ from our estimate by a material amount. The Lehman Guaranteed Installment Note has been pledged as collateral for the related Securitization Notes, and therefore it may not freely be transferred to any party other than the indenture trustee for the Securitization Note holders. Accordingly, the ultimate amount to be realized on the Lehman Guaranteed Installment Note depends entirely on the proceeds from the Lehman bankruptcy estate, which may not be finally determined for several years. At December 26, 2009 and December 27, 2008, the carrying value of the Lehman Guaranteed Installment Note was $81.8 million. Going forward, we intend to adjust the carrying value of the Lehman Guaranteed Installment Note as further information regarding our share of the proceeds, if any, from the Lehman bankruptcy estate becomes available.

        Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty. Accordingly, the Lehman Guaranteed Installment Note and underlying guarantees by Lehman will be transferred to the holders of the Securitization Notes guaranteed by Lehman in order to settle and extinguish that liability. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been extinguished, which will occur when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders. We expect that this will occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman ($735.0 million at December 26, 2009) and the carrying value of the Lehman Guaranteed Installment Note ($81.8 million at December 26, 2009) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

        At the time of the sale of our timberland assets in 2004, we generated a significant tax gain. As the timber installment notes structure allowed the Company to defer the resulting tax liability of $543 million until 2020, the maturity date for the Installment Notes, we recognized a deferred tax liability related to this gain in connection with the sale. Due to the Lehman bankruptcy and note defaults, we initially concluded that approximately half of this gain would be accelerated into 2008 for tax purposes and we estimated and paid taxes on this gain in 2008. In estimating the cash taxes, we considered our available alternative minimum tax credits, a portion of which resulted from prior tax payments related to the sale of the timberland assets in 2004, which were used to reduce the net tax payments. After extensive review with our outside tax advisors, we concluded that the recognition of the Lehman portion of the gain was not triggered in 2008, but instead will be triggered when the Lehman Guaranteed Installment Note is transferred to the Securitization Note holders as payment and/or when the Lehman bankruptcy is resolved. Accordingly, we appropriately modified our position as we finalized the 2008 tax return, and have requested and received refunds of taxes previously paid in 2008 from the federal government, and anticipate that we will receive an additional amount from the governments in the various states in which we pay taxes. Accordingly, in the Consolidated Balance Sheets as of December 26, 2009, we have reestablished both the deferred tax liability related to the full deferred gain from the sale of the timberland assets and the deferred tax assets relative to available alternative minimum tax credits.

        Through December 26, 2009, we have received all payments due under the Installment Note guaranteed by Wachovia (the "Wachovia Guaranteed Installment Notes"), which have consisted only of interest due on the notes, and made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Notes are current, and we have no reason to believe that we will not collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Notes, the notes are stated in our Consolidated Balance Sheet at their original principal amount of $817.5 million. Wachovia exhibited signs of financial distress in the fourth quarter of 2008 and was acquired by Wells Fargo & Company in a stock transaction. The current credit crisis could have additional adverse impact on our business and financial condition if Wachovia (acquired by Wells Fargo & Company in 2008), the other timber notes guarantor, became unable to perform its obligations under the Wachovia Guaranteed Installment Notes, which would result in a significant impairment impact.

Note Agreements

        In November 2008, we repurchased all of the $19.1 million of 7.0% senior notes outstanding by using proceeds relating to restricted investments that were pledged for this debt.

Other

        We have various unsecured debt outstanding, including approximately $189.9 million of industrial revenue bonds due in varying amounts through 2029. At December 27, 2008, approximately $69.2 million of these obligations were the subject of a preliminary potential adverse determination regarding the deductibility of interest on the bonds from the Internal Revenue Service ("IRS"). In the fourth quarter of 2009, the IRS conceded the position. The bonds are expected to be held to their full maturity and continue to be classified as long-term debt in the Consolidated Balance Sheets at December 26, 2009.

        The Company made capital contributions to Grupo OfficeMax, commensurate with our ownership percentage in the joint venture of $6.0 million and $6.7 million in 2009 and 2008, respectively.

Contractual Obligations

        In the following table, we set forth our contractual obligations as of December 26, 2009. Some of the figures included in this table are based on management's estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
	2010	2011-2012	2013-2014	Thereafter	Total
	(millions)
Debt	$22.4	$43.6	$7.4	$224.2	$297.6
Timber securitization notes	—	—	—	1,470.0	1,470.0
Operating leases	363.4	585.9	379.7	403.1	1,732.1
Purchase obligations	16.8	8.0	1.4	0.5	26.7
Pension obligations (estimated payments)	3.8	63.1	82.4	50.1	199.4

	$406.4	$700.6	$470.9	$2,147.9	$3,725.8

        Debt includes amounts owed on our note agreements, revenue bonds and credit agreements assuming the debt is held to maturity. The amounts above include both current and non-current liabilities. Obligations related to interest on debt are not included in the table above because the timing and amount of any required payments cannot be reasonably estimated. However, the table under the heading "Financial Instruments" in this Management's Discussion and Analysis of Financial Condition and Results of Operations presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rates, the table sets forth payout amounts based on rates as of December 26, 2009 and does not attempt to project future rates. Not included in the table above are contingent payments for uncertain tax positions of $8.2 million. These amounts are not included due to our inability to predict the timing of settlement of these amounts.

        There is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged installment notes receivable and underlying guarantees. The debt remains outstanding until it is legally extinguished, which will be when the Installment Note and guaranty are transferred to and accepted by the securitized note holders.

        We enter into operating leases in the normal course of business. We lease our retail store space as well as certain other property and equipment under operating leases. Some of our retail store leases require percentage rentals on sales above specified minimums and contain escalation clauses. These minimum lease payments do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 8, "Leases", of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K. Lease obligations for closed facilities are included in operating leases and a liability equal to the fair value of these obligations is included in the Company's Consolidated Balance Sheets. For more information, see Note 2, "Facility Closure Reserves" of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K.

        Our Consolidated Balance Sheet as of December 26, 2009 includes $277.2 million of liabilities associated with our retirement and benefit and other compensation plans and $245.0 million of other long-term liabilities. Certain of these amounts have been excluded from the above table as either the amounts are fully or partially funded, or the timing and/or the amount of any cash payment is uncertain. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, future compensation costs, healthcare cost trends, benefit payment patterns and other factors. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported.

        In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint venture in Mexico, can elect to put its 49% interest in the joint venture to OfficeMax if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets can be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to put its ownership interest to OfficeMax, the redemption value would be calculated based on the joint venture's earnings for the last four quarters before interest, taxes and depreciation and amortization, and the current market multiples of similar companies. At December 26, 2009, Grupo OfficeMax met the earnings targets and the estimated redemption value of the minority owner's interest was $21.1 million. While this estimated value is less than the book value at December 26, 2009, other valuation methodologies yield an estimated fair value that is consistent with the December 26, 2009 book value.

        In addition to the contractual obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These contracts, however, are either not enforceable or legally binding or are subject to change based on our business decisions.

Off-Balance-Sheet Activities and Guarantees

        Note 15, "Commitments and Guarantees," of the Notes to Consolidated Financial Statements in "Item 8. Financial Statements and Supplementary Data" in this Form 10-K describes certain of our off-balance sheet arrangements as well as the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees and the maximum potential undiscounted amounts of future payments we could be required to make.

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

Disclosures of Financial Market Risks

Financial Instruments

        Our debt is predominantly fixed-rate. At December 26, 2009, the estimated current fair value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $723.8 million less than the amount of debt reported in the Consolidated Balance Sheet. As previously discussed, there is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged installment notes receivable and underlying guarantees. The debt and receivable related to the timber notes have fixed interest rates and the estimated fair values of the timber notes are reflected in the following table.

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

        Changes in interest rates and currency exchange rates expose us to financial market risk. We occasionally use derivative financial instruments, such as interest rate swaps, forward purchase contracts and forward exchange contracts, to manage our exposure to changes in currency exchange rates. We generally do not enter into derivative instruments for any purpose other than hedging the cash flows associated with future interest payments on variable rate debt and hedging the exposure related to changes in the fair value of certain outstanding fixed rate debt instruments due to changes in interest rates. We occasionally hedge interest rate risk associated with anticipated financing transactions, as well as commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. We do not speculate using derivative instruments. We were not a party to any significant derivative financial instruments in 2009 or 2008.

        The following table provides information about our financial instruments outstanding at December 26, 2009 that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rates, the table sets forth payout amounts based on rates as of December 26, 2009 and does not attempt to project future rates. The following table does not include our obligations for pension plans and other post retirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax employees. As our plans were frozen in 2003, our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits. However, the pension plan obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension plan participants' increased life expectancies. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include OfficeMax common stock, U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels.

($ in millions)

							Fiscal year-ended
							2009		2008
	Expected Payments
						There- after		Fair Value		Fair Value
	2010	2011	2012	2013	2014		Total		Total
Recourse debt
Fixed-rate debt payments	$18.4	$0.8	$35.4	$1.9	$0.2	$224.2	$280.9	$190.8	$332.1	$214.6
Average interest rates	6.3%	7.1%	7.9%	8.0%	5.4%	6.4%	6.6%	—%	6.9%	—%
Variable-rate debt payments	$4.0	$3.7	$3.7	$3.7	$1.6	$0	$16.7	$16.4	$22.9	$22.1
Average interest rates	7.5%	7.5%	7.5%	7.5%	8.1%	—%	7.5%	—%	10.9%	—%
Non-recourse debt:
Timber securitization notes
Wachovia	$—	$—	$—	$—	$—	$735.0	$735.0	$754.8	$735.0	$736.8
Average interest rates						5.4%	5.4%	—%	5.4%	—%
Lehman	$—	$—	$—	$—	$—	$735.0	$735.0	$81.8	$735.0	$81.8
Average interest rates						5.5%	5.5%	—%	5.5%	—%

	2009		2008
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Financial assets:
Timber notes receivable
Wachovia—	$817.5	$823.6	$817.5	$801.9
Lehman—	81.8	81.8	81.8	81.8
Financial liabilities:
Debt	$297.6	$207.2	$355.0	$236.7
Timber securitization notes
Wachovia—	$735.0	$754.8	$735.0	$736.8
Lehman—	735.0	81.8	735.0	81.8

Goodwill and Other Asset Impairments

        We are required for accounting purposes to assess the carrying value of goodwill and other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred. In 2008, we fully impaired our goodwill balances. We review other intangible assets annually at year-end.

        For other long lived assets, we are also required to assess the carrying value when circumstances indicate that a decline in value may have occurred. Based on the operating performance of several of our stores due to the macroeconomic factors and market specific change in expected demographics, we determined that there were indicators of potential impairment relating to our stores. Therefore, in 2009, we recorded a non-cash charge of $17.6 million to impair long lived assets pertaining to certain stores.

        During 2008, based on our sustained low stock price and reduced market capitalization relating to the book value of equity as well as the macroeconomic factors impacting industry business conditions, actual and forecasted operating performance and continued tightening of the credit markets, we determined indicators of potential impairment were present in the second quarter of 2008. In the fourth quarter of 2008, due to a further decline in market capitalization and worsening economic conditions and performance, we concluded further impairment was indicated. As a result, during 2008, we recorded non-cash impairment charges associated with goodwill, intangible assets and other long-lived assets of $1,364.4 million before taxes. These non-cash charges consisted of $1,201.5 million of goodwill impairment in both the Contract ($815.5 million) and Retail ($386.0 million) segments; $107.1 million of impairment of trade names in our Retail segment and $55.8 million of impairment related to fixed assets in our Retail segment.

Facility Closure Reserves

        We conduct regular reviews of our real estate portfolio to identify underperforming facilities, and close those facilities that are no longer strategically or economically viable. We record a liability for the cost associated with a facility closure at its estimated fair value in the period in which the liability is incurred, which is the location's cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves in the Consolidated Balance Sheets, and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the payments.

        During 2009, we recorded pre-tax charges of $31.2 million in our Retail segment related to the closing of 21 underperforming stores prior to the end of their lease terms, of which sixteen were in the U.S. and five were in Mexico. In 2008, we recorded $3.1 million of charges related principally to the closure of five stores and we reduced rent and severance accruals by $3.4 million relating to stores that had previously closed. Also in 2008, we recorded a charge of $8.7 million related to four domestic retail stores for which we had signed lease commitments but decided not to open the stores due to the current economic environment. This charge was partially offset by reduced rent accruals of $4.0 million on other store lease obligations.

        At December 26, 2009, the facility closure reserve was $61.6 million with $16.8 million included in current liabilities, and $44.8 million included in long-term liabilities. The vast majority of the reserve represents future lease obligations of $113 million, net of anticipated sublease income of approximately $51 million. Cash payments relating to the integration and facility closures were $24.6 million, $35.2 million and $48.3 million in 2009, 2008 and 2007, respectively.

        In addition, we are the lessee of a non-operating, building materials manufacturing facility near Elma, Washington. During 2006, we ceased operations at the facility, fully impaired the assets and recorded a reserve for lease payments and other contract termination and closure costs. We have not been successful in identifying a buyer for the business which would include the assumption of the long term lease. The liabilities of the Elma facility ($14.1 million in total) are recorded in other current liabilities and other long-term liabilities in the Consolidated Balance Sheets.

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

        Environmental liabilities that relate to the operation of the paper and forest products businesses and timberland assets prior to the closing of the sale of our paper, forest products and timberland assets in 2004 continue to be our liabilities. We have been notified that we are a "potentially responsible party" under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) or similar federal and state laws, or have received a claim from a private party, with respect to certain sites where hazardous substances or other contaminants are or may be located. These sites relate to operations either no longer owned by the Company or unrelated to its ongoing operations. For sites where a range of potential liability can be determined, we have established appropriate reserves. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and in some cases the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position, our results of operations or our cash flows.

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

        Throughout the year, we perform physical inventory counts at a significant number of our locations. For periods subsequent to each location's last physical inventory count, an allowance for estimated shrinkage is provided based on historical shrinkage results and current business trends. If actual losses as a result of inventory shrinkage are different than management's estimates, adjustments to the allowance for inventory shrinkage may be required.

Pensions and Other Postretirement Benefits

        The Company sponsors noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax, Contract employees. At December 26, 2009, the funded status of our defined benefit pension and other postretirement benefit plans was a liability of $230.5 million. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported. We are required to calculate our pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term asset return assumption. We base our discount rate assumption on the rates of return for a theoretical portfolio of high-grade corporate bonds (rated Aa1 or better) with cash flows that generally match our expected benefit payments in future years. We base our long-term asset return assumption on the average rate of earnings expected on invested funds. We believe that the accounting estimate related to pensions is a critical accounting estimate because it is highly susceptible to change from period to period, based on the performance of plan assets, actuarial valuations and changes in interest rates, and the effect on our financial position and results of operations could be material.

        For 2010, our discount rate assumption used in the measurement of our net periodic benefit cost is 6.15%, and our expected return on plan assets is 8.20%. Using these assumptions, our 2010 pension expense will be approximately $7.1 million. If we were to decrease our estimated discount rate assumption used in the measurement of our net periodic benefit cost to 5.90% and our expected return on plan assets to 7.95%, our 2010 pension expense would be approximately $9.7 million. If we were to increase our discount rate assumption used in the measurement of our net periodic benefit cost to 6.40% and our expected return on plan assets to 8.45%, our 2010 pension expense would be approximately $4.4 million.

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

        Significant judgment is required in determining our uncertain tax positions. We have established accruals for uncertain tax positions using management's best judgment and adjust these liabilities as warranted by changing facts and circumstances. A change in our uncertain tax positions, in any given period, could have a significant impact on our results of operations and cash flows for that period.

        The determination of the Company's provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the timing and amounts of deductible and taxable items.

Facility Closure Reserves

        The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically viable. A liability for the cost associated with such a closure is recorded at its fair value in the period in which it is incurred. These costs are included in facility closure reserves in our Consolidated Balance Sheets and include provisions for the present value of future lease obligations, less estimated sublease income. At December 26, 2009, the vast majority of the reserve represents future lease obligations of $113 million, net of anticipated sublease income of approximately $51 million. For each closed location, we estimate future sublease income based on current real estate trends by market and location-specific factors, including the age and quality of the location, as well as our historical experience with similar locations. If we had used different assumptions to estimate future sublease income our reserves would be different and the difference could be material. In addition, if actual sublease income is different than our estimates, adjustments to the recorded reserves may be required.

Environmental and Asbestos Reserves

        Environmental and asbestos liabilities that relate to the operation of the paper and forest products businesses and timberland assets prior to the sale of the paper, forest products and timberland assets continue to be liabilities of OfficeMax. We are subject to a variety of environmental laws and regulations. We record liabilities on an undiscounted basis when assessments and/or remedial efforts are probable and the cost can be reasonably estimated. We estimate our environmental liabilities based on various assumptions and judgments, as we cannot predict with certainty the total response and remedial costs, our share of total costs, the extent to which contributions will be available from other parties or the amount of time necessary to complete any remediation. In making these judgments and assumptions, we consider, among other things, the activity to date at particular sites, information obtained through consultation with applicable regulatory authorities and third-party consultants and contractors and our historical experience at other sites that are judged to be comparable. Due to the number of uncertainties and variables associated with these assumptions and judgments and the effects of changes in governmental regulation and environmental technologies, the precision of the resulting estimates of the related liabilities is subject to uncertainty. We regularly monitor our estimated exposure to our environmental and asbestos liabilities. As additional information becomes known, our estimates may change.

Goodwill, Indefinite-Lived Intangibles and Other Long-Lived Assets Impairment

        Generally accepted accounting principles ("GAAP") require us to assess intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. In assessing impairment, we are required to make estimates of the fair values the assets. If we determine the fair values are less than the carrying amount recorded on our Consolidated Balance Sheet, we must recognize an impairment loss in our financial statements. We are also required to assess our long-lived assets for impairment whenever an indicator of possible impairment exists. In assessing impairment, the statement requires us to make estimates of the fair value of the assets. If we determine the fair values are less than the carrying value of the assets, we must recognize an impairment loss in our financial statements.

        The measurement of impairment of indefinite life intangibles and other long-lived assets includes estimates and assumptions which are inherently subject to significant uncertainties. In testing for impairment, we measure the estimated fair value of our reporting units, intangibles and fixed assets based upon discounted future operating cash flows using a discount rate reflecting a market-based, weighted average cost of capital. In estimating future cash flows, we use our internal budgets and operating plans, which include many assumptions about future growth prospects, margin rates, and cost factors. Differences in assumptions used in projecting future operating cash flows and in selecting an appropriate discount rate could have a significant impact on the determination of fair value and impairment amounts.

Recently Issued or Newly Adopted Accounting Standards

        Following are summaries of recently issued accounting pronouncements that have either been recently adopted or that may become applicable to the preparation of our consolidated financial statements in the future.

        In June 2009, the Financial Accounting Standards Board ("FASB") issued a statement establishing the FASB Accounting Standards Codification™ ("the ASC" or "the Codification"). Effective for interim and annual periods ended after September 15, 2009, the Codification became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This statement is not intended to change existing GAAP and as such did not have an impact on the consolidated financial statements of the Company. The Company has updated its references to reflect the Codification.

        In September 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This guidance was effective for fiscal years beginning after November 15, 2007, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. In November 2007, the FASB provided a one year deferral for the implementation of this guidance for other nonfinancial assets and liabilities. The Company adopted this guidance for financial assets and liabilities effective at the beginning of fiscal year 2008 and for non-financial assets and liabilities effective at the beginning of fiscal year 2009. The adoption of this guidance had no significant impact on our consolidated financial statements for either fiscal year 2008 or 2009.

        In December 2007, the FASB issued updated guidance which changed the presentation and disclosure requirements for noncontrolling interests (previously referred to as minority interests). This updated guidance is effective for periods beginning on or after December 15, 2008, and is to be applied prospectively to all noncontrolling interests, including those that arose prior to the effective date. While the accounting requirements are to be applied prospectively, prior period financial information must be recast to attribute net income and other comprehensive income to noncontrolling interests and provide other disclosures. The Company adopted this guidance for all noncontrolling interests effective at the beginning of fiscal year 2009, and has revised its prior period financial statements to reflect the required change in presentation and additional disclosures. The adoption of this accounting change and the retrospective impact of the required presentation and disclosure changes on the Company's prior year financial statements was immaterial.

        In December 2008, the FASB issued updated guidance related to an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. This updated guidance requires enhanced disclosures about the fair value of plan assets including major categories of plan assets, inputs and valuation techniques used to measure fair value, significant concentrations of risk, the method used to allocate investments and the effect of fair value measurements using significant unobservable inputs. The disclosures about plan assets must be provided for fiscal years ending after December 15, 2009. The Company adopted this guidance prospectively for the period ended December 26, 2009 and has included the required disclosures in its consolidated financial statements for 2009.

        In April 2009, the FASB issued updated guidance related to fair-value measurements to clarify the considerations related to measuring fair-value in inactive markets, modify the recognition and measurement of other-than-temporary impairments of debt securities, and require public companies to disclose the fair values of financial instruments in interim periods. The updated guidance is effective for interim and annual periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The Company adopted the updated guidance in the first quarter of fiscal year 2009, which required certain additional disclosures regarding the fair value of financial instruments in the financial statements.

        In May 2009, the FASB issued guidance which establishes accounting and disclosure requirements for subsequent events. This guidance details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this guidance prospectively in the second quarter.

        In June 2009, the FASB issued guidance which eliminates previous exceptions to rules requiring the consolidation of qualifying special-purpose entities, which will result in more entities being subject to consolidation assessments and reassessments. This guidance requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity ("VIE") and clarifies characteristics that identify a VIE. In addition, additional disclosures are required about a company's involvement with a VIE and any significant changes in risk exposure due to that involvement. The Company is currently evaluating the impact of the adoption of this guidance (which is required beginning in 2010) but does not anticipate it will have a material impact on our results of operations or financial condition.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Information concerning quantitative and qualitative disclosures about market risk is included under the caption "Disclosures of Financial Market Risks" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K and is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Operations

	Fiscal year ended
	December 26, 2009	December 27, 2008	December 29, 2007
	(thousands, except per-share amounts)
Sales	$7,212,050	$8,267,008	$9,081,962
Cost of goods sold and occupancy costs	5,474,452	6,212,591	6,771,657

Gross profit	1,737,598	2,054,417	2,310,305
Operating expenses
Operating and selling	1,377,057	1,555,615	1,633,606
General and administrative	297,654	306,940	332,528
Goodwill and other asset impairments	17,612	2,100,212	—
Other operating, net	49,263	27,851	—

Operating income (loss)	(3,988)	(1,936,201)	344,171
Interest expense	(76,363)	(113,641)	(121,271)
Interest income	47,270	57,564	87,940
Other income, net	2,748	19,878	26,687

Pre-tax income (loss)	(30,333)	(1,972,400)	337,527
Income tax benefit (expense)	28,758	306,481	(125,282)

Net income (loss) attributable to OfficeMax and noncontrolling interest	(1,575)	(1,665,919)	212,245
Joint venture results attributable to noncontrolling interest	2,242	7,987	(4,872)

Net income (loss) attributable to OfficeMax	$667	$(1,657,932)	$207,373
Preferred dividends	(2,818)	(3,663)	(3,961)

Net income (loss) available to OfficeMax common shareholders	$(2,151)	$(1,661,595)	$203,412

Net income (loss) per common share
Basic	$(0.03)	$(21.90)	$2.70
Diluted	$(0.03)	$(21.90)	$2.66

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets

	December 26, 2009	December 27, 2008
	(thousands, except share and per-share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$486,570	$170,779
Receivables, net	532,822	561,509
Related party receivables	6,528	5,337
Inventories	805,646	949,401
Deferred income taxes and receivables	133,836	105,140
Other current assets	55,934	62,850

Total current assets	2,021,336	1,855,016
Property and equipment:
Land and land improvements	41,072	38,720
Buildings and improvements	483,133	473,188
Machinery and equipment	792,650	777,371

Total property and equipment	1,316,855	1,289,279
Accumulated depreciation	(894,707)	(798,551)

Net property and equipment	422,148	490,728
Intangible assets, net	83,806	81,793
Investments in affiliates	175,000	175,000
Timber notes receivable	899,250	899,250
Deferred income taxes	300,900	436,182
Other non-current assets	167,091	235,614

Total assets	$4,069,531	$4,173,583

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries
Consolidated Balance Sheets

	December 26, 2009	December 27, 2008
	(thousands, except share and per-share amounts)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of debt	$22,430	$64,452
Accounts payable:
Trade	650,233	727,424
Related parties	37,107	28,373
Income tax payable	3,389	18,288
Accrued expenses and other current liabilities:
Compensation and benefits	153,408	112,041
Other	225,125	233,040

Total current liabilities	1,091,692	1,183,618
Long-term debt, less current portion	274,622	289,922
Non-recourse debt	1,470,000	1,470,000
Other long-term obligations:
Compensation and benefits	277,247	502,447
Deferred gain on sale of assets	179,757	179,757
Other long-term obligations	244,958	235,965

Total other long-term obligations	701,962	918,169

Noncontrolling interest in joint venture	28,059	21,871
Shareholders' equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 810,654 and 945,899 shares outstanding	36,479	42,565
Common stock—$2.50 par value; 200,000,000 shares authorized; 84,624,726 and 75,977,152 shares outstanding	211,562	189,943
Additional paid-in capital	989,912	925,328
Accumulated deficit	(602,242)	(600,095)
Accumulated other comprehensive loss	(132,515)	(267,738)

Total OfficeMax shareholders' equity	503,196	290,003

Total liabilities and shareholders' equity	$4,069,531	$4,173,583

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Cash Flows

	Fiscal year ended
	December 26, 2009	December 27, 2008	December 29, 2007
	(thousands)
Cash provided by (used for) operations:
Net income (loss) attributable to OfficeMax and noncontrolling interest	$(1,575)	$(1,665,919)	$212,245
Items in net income (loss) not using (providing) cash:
Earnings from affiliates	(6,707)	(6,246)	(6,065)
Depreciation and amortization	116,417	142,896	131,573
Non-cash impairment charges	17,612	2,120,572	—
Non-cash deferred taxes on impairment charges	(6,484)	(357,313)	—
Pension and other postretirement benefits expense	11,537	1,874	8,159
Other	9,131	329	32,096
Changes in operating assets and liabilities:
Receivables	26,334	119,133	(139,120)
Inventories	164,027	98,111	(3,585)
Accounts payable and accrued liabilities	(56,471)	(137,716)	(228,269)
Current and deferred income taxes	48,752	(40,698)	(11,521)
Other	36,371	(51,346)	75,091

Cash provided by operations	358,944	223,677	70,604

Cash provided by (used for) investment:
Expenditures for property and equipment	(38,277)	(143,968)	(140,843)
Distribution from escrow account	25,142	—	—
Withdrawal from insurance policies	14,977	—	—
Proceeds from sale of restricted investments	—	20,252	—
Proceeds from sales of assets, net	980	11,592	1,909

Cash used for investment	2,822	(112,124)	(138,934)

Cash used for financing:
Cash dividends paid:
Common stock	—	(45,474)	(45,142)
Preferred stock	(3,089)	(2,003)	(3,961)

	(3,089)	(47,477)	(49,103)
Short-term borrowings (repayments), net	(11,035)	(1,974)	14,197
Payments of long-term debt	(52,936)	(53,944)	(25,751)
Borrowings of long-term debt	6,255	15,928	—
Purchase of Series D preferred stock	(6,079)	(7,376)	(4,621)
Proceeds from exercise of stock options	—	—	2,653
Other	6,326	8,709	—

Cash used for financing	(60,558)	(86,134)	(62,625)

Effect of exchange rates on cash and cash equivalents	14,583	(7,277)	1,522
Increase (decrease) in cash and cash equivalents	315,791	18,142	(129,433)
Balance at beginning of the year	170,779	152,637	282,070

Balance at end of the year	$486,570	$170,779	$152,637

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries
Consolidated Statements of Equity

		For the Fiscal Years ended December 26, 2009, December 27, 2008 and December 29, 2007
Common Shares Outstanding		Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total OfficeMax Share- holders' Equity	Non- controlling Interest
				(thousands, except per share)
74,903,220	Balance at December 30, 2006	$54,735	$187,226	$893,848	$941,830	$(91,995)	$1,985,644	$29,885

	Comprehensive income:
	Net income	—	—	—	207,373	—	207,373	4,872
	Other comprehensive income (loss)
	Cumulative foreign currency translation adjustment	—	—	—	—	59,977	59,977	(1,780)
	Minimum pension liability adjustment, net of tax	—	—	—	—	53,756	53,756	—

	Other comprehensive income (loss)	—	—	—	—	113,733	113,733	(1,780)

	Comprehensive income						$321,106	$3,092

	Adjustment from initial adoption of FIN 48	—	—	—	(3,959)	—	(3,959)	—
	Cash dividends declared:
	Common stock	—	—	—	(45,333)	—	(45,333)	—
	Preferred stock	—	—	—	(3,961)	—	(3,961)	—
	Restricted stock issued	—	—	26,437	—	—	26,437	—
301,443	Restricted stock vested	—	767	(767)	—	—	—	—
187,843	Stock options exercised	—	470	5,447	—	—	5,917	—
4,588	Other	(4,746)	18	(2,551)	—	—	(7,279)	(935)

75,397,094	Balance at December 29, 2007	$49,989	$188,481	$922,414	$1,095,950	$21,738	$2,278,572	$32,042

	Comprehensive loss:
	Net loss	—	—	—	(1,657,932)	—	(1,657,932)	(7,987)
	Other comprehensive income (loss)
	Cumulative foreign currency translation adjustment	—	—	—	—	(83,758)	(83,758)	(6,894)
	Minimum pension liability adjustment, net of tax	—	—	—	—	(205,718)	(205,718)	—

	Other comprehensive income (loss)	—	—	—	—	(289,476)	(289,476)	(6,894)

	Comprehensive loss						$(1,947,408)	$(14,881)

	Cash dividends declared:
	Common stock	—	—	—	(34,220)	—	(34,220)	—
	Preferred stock	—	—	—	(3,663)	—	(3,663)	—
	Restricted stock issued	—	—	93	—	—	93	—
571,727	Restricted stock vested	—	1,436	(1,436)	—	—	—	—
8,331	Other	(7,424)	26	4,257	(230)		(3,371)	4,710

75,977,152	Balance at December 27, 2008	$42,565	$189,943	$925,328	$(600,095)	$(267,738)	$290,003	$21,871

	Comprehensive income (loss):
	Net income (loss)	—	—	—	667	—	667	(2,242)
	Other comprehensive income
	Cumulative foreign currency translation adjustment	—	—	—	—	47,477	47,477	1,157
	Minimum pension liability adjustment, net of tax	—	—	—	—	87,746	87,746	—

	Other comprehensive income	—	—	—	—	135,223	135,223	1,157

	Comprehensive income (loss)						$135,890	$(1,085)

	Preferred stock dividend declared	—	—	—	(2,818)	—	(2,818)	—
	Restricted stock issued	—	—	6,130	—	—	6,130	—
313,517	Restricted stock vested	—	784	(777)	—	—	7	—
8,331,722	Stock contribution to pension plan	—	20,829	61,321	—	—	82,150	—
2,335	Other	(6,086)	6	(2,090)	4	—	(8,166)	7,273

84,624,726	Balance at December 26, 2009	$36,479	$211,562	$989,912	$(602,242)	$(132,515)	$503,196	$28,059

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

1.    Summary of Significant Accounting Policies

Nature of Operations

        OfficeMax Incorporated ("OfficeMax," the "Company" or "we") is a leader in both business-to-business and retail office products distribution. The Company provides office supplies and paper, print and document services, technology products and solutions and furniture to large, medium and small businesses, government offices and consumers. OfficeMax customers are served by approximately 31,000 associates through direct sales, catalogs, the Internet and a network of retail stores located throughout the United States, Canada, Australia, New Zealand and Mexico. The Company's common stock is traded on the New York Stock Exchange under the ticker symbol OMX. The Company's corporate headquarters is located in Naperville, Illinois, and the OfficeMax website address is www.officemax.com.

        The Company manages its business using three reportable segments: OfficeMax, Contract ("Contract segment" or "Contract"); OfficeMax, Retail ("Retail segment" or "Retail"); and Corporate and Other. OfficeMax, Contract markets and sells office supplies and paper, technology products and solutions, print and document services, and office furniture directly to large corporate and government offices, as well as to small and medium-sized offices through field salespeople, outbound telesales, catalogs, the Internet and, primarily in foreign markets, through office products stores. OfficeMax, Retail markets and sells office supplies and paper, print and document services, technology products and solutions and office furniture to small and medium-sized businesses and consumers through a network of retail stores. Management reviews the performance of the Company based on these segments. We present information pertaining to our segments in Note 14, Segment Information.

Consolidation

        The consolidated financial statements include the accounts of OfficeMax and all majority owned subsidiaries, except our 90%-owned subsidiary in Cuba which is accounted for as an investment due to various asset restrictions. We also consolidate the variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

        The Company's fiscal year-end is the last Saturday in December. Due primarily to statutory requirements, the Company's international businesses maintain December 31 year-ends, with our majority-owned joint venture in Mexico reporting one month in arrears. Fiscal year 2009 ended on December 26, 2009, fiscal year 2008 ended on December 27, 2008 and fiscal year 2007 ended on December 29, 2007. Each of the past three years has included 52 weeks for all reportable segments and businesses.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the Company's financial position, results of operations or cash flows. Significant items subject to such estimates and assumptions include the recognition of vendor rebates and allowances; the carrying amount of intangibles and long lived assets; inventories; income tax assets and liabilities; facility closure reserves; environmental and asbestos liabilities; and assets and obligations related to employee benefits.

Foreign Currency Translation

        Local currencies are considered the functional currencies for the Company's operations outside the United States. Assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date with the related translation adjustments reported in shareholders' equity as a component of accumulated other comprehensive income (loss). Revenues and expenses are translated into U.S. dollars at average monthly exchange rates prevailing during the year. Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are reported in the Consolidated Statements of Operations in the periods they occur.

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

        At December 26, 2009 and December 27, 2008, the Company had allowances for doubtful accounts of $8.6 million and $11.2 million, respectively.

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

        Throughout the year, the Company performs physical inventory counts at a significant number of our locations. For periods subsequent to each location's last physical inventory count, an allowance for estimated shrinkage is provided based on historical shrinkage results and current business trends.

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

Long-Lived Asset Impairment

        Long-lived assets, such as property, leasehold improvements, equipment, capitalized software costs and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is estimated based on discounted cash flows. In 2009 and 2008 the Company determined that there were indicators of impairment, completed tests for impairment and recorded impairment of store assets. See Note 5, "Goodwill, Intangible Assets and Other Long-lived Assets," for further discussion regarding impairment of assets.

Goodwill and Intangible Assets

        Goodwill represents the excess of purchase price and related direct costs over the value assigned to the net tangible and identifiable intangible assets of businesses acquired. Goodwill and intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually, or more frequently if events and circumstances indicate that the carrying amount of the asset might be impaired, using a fair-value-based approach. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit's goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company's annual impairment testing date is the last day of the fiscal year. The Company fully impaired its goodwill balances in 2008. See Note 5, "Goodwill, Intangible Assets and Other Long-lived Assets," for further discussion regarding impairment of goodwill.

        Intangible assets represent the values assigned to trade names, customer lists and relationships, noncompete agreements and exclusive distribution rights of businesses acquired. Trade name assets have an indefinite life and are not amortized. All other intangible assets are amortized on a straight-line basis over their expected useful lives, which range from three to 20 years.

Investments in Affiliates

        Investments in affiliated companies are accounted for under the cost method if the Company does not exercise significant influence over the affiliated company. At December 26, 2009 and December 27, 2008, the Company held an investment in affiliates of Boise Cascade, L.L.C. Due to restructurings conducted by those affiliates, our investment is currently in Boise Cascade Holdings, L.L.C. (the "Boise Investment").

Capitalized Software Costs

        The Company capitalizes certain costs related to the acquisition and development of internal use software that is expected to benefit future periods. These costs are amortized using the straight-line method over the expected life of the software, which is typically three to five years. Other non-current assets in the Consolidated Balance Sheets include unamortized capitalized software costs of $25.7 million and $37.9 million at December 26, 2009 and December 27, 2008, respectively. Amortization of capitalized software costs totaled $17.2 million, $18.7 million and $15.2 million in 2009, 2008 and 2007, respectively. Software development costs that do not meet the criteria for capitalization are expensed as incurred.

Pension and Other Postretirement Benefits

        The Company sponsors noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees and some active OfficeMax, Contract employees. The Company also sponsors various retiree medical benefit plans. The type of retiree medical benefits and the extent of coverage vary based on employee classification, date of retirement, location, and other factors. The Company explicitly reserves the right to amend or terminate its retiree medical plans at any time, subject only to constraints, if any, imposed by the terms of collective bargaining agreements. Amendment or termination may significantly affect the amount of expense incurred.

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

        The Company measures changes in the funded status of its plans using actuarial models. Since the majority of participants in the plans are inactive, the actuarial models use an attribution approach that generally spreads recognition of the effects of individual events over the life expectancy of the participants. Net pension and postretirement benefit income or expense is also determined using assumptions which include discount rates and expected long-term rates of return on plan assets. The Company bases the discount rate assumption on the rates of return for a theoretical portfolio of high-grade corporate bonds (rated Aa1 or better) with cash flows that generally match our expected benefit payments in future years. The long-term asset return assumption is based on the average rate of earnings expected on invested funds, and considers several factors including the asset allocation, actual historical rates of return, expected rates of return and external data.

        The Company's policy is to fund its pension plans based upon actuarial recommendations and in accordance with applicable laws and income tax regulations. Pension benefits are primarily paid through trusts funded by the Company. All of the Company's postretirement medical plans are unfunded. The Company pays postretirement benefits directly to the participants.

Facility Closure Reserves

        The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically viable. The Company records a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred, which is the location's cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves in the Consolidated Balance Sheets and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the payments.

Environmental and Asbestos Matters

        Environmental and asbestos liabilities that relate to the operation of the paper and forest products businesses and timberland assets prior to the sale of the paper, forest products and timberland assets continue to be liabilities of OfficeMax. The Company accrues for losses associated with these types of obligations when such losses are probable and reasonably estimable.

Self-insurance

        The Company is self-insured for certain losses related to workers' compensation and medical claims as well as general and auto liability. The expected ultimate cost for claims incurred is recognized as a liability in the Consolidated Balance Sheets. The expected ultimate cost of claims incurred is estimated based principally on analysis of historical claims data and estimates of claims incurred but not reported. Losses are accrued and charged to operations when it is probable that a loss has been incurred and the amount can be reasonably estimated.

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

        The Company is subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, the Company is subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The benefits of tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in the consolidated financial statements; positions that do not meet this threshold are not recognized. For tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in the consolidated financial statements. (See Note 7, "Income Taxes" for further discussion.)

        Accruals for income tax exposures, including penalties and interest, expected to be settled within the next year are included in accrued expenses and other current liabilities with the remainder included in other long-term obligations in the Consolidated Balance Sheets. Interest and penalties related to income tax exposures are recognized as incurred and included in income tax expense in the Consolidated Statements of Operations.

Advertising and Catalog Costs

        Advertising costs are either expensed the first time the advertising takes place or, in the case of direct-response advertising, capitalized and charged to expense in the periods in which the related sales occur. Advertising and catalog expense was $211.3 million in 2009, $232.1 million in 2008 and $242.6 million in 2007, and is recorded in operating and selling expenses in the Consolidated Statements of Operations.

Pre-Opening Expenses

        The Company incurs certain non-capital expenses prior to the opening of a store. These pre-opening expenses consist primarily of straight-line rent from the date of possession, store payroll and supplies, and are expensed as incurred and reflected in operating and selling expenses. In 2009, 2008 and 2007, the Company recorded approximately $1.6 million, $10.0 million and $10.2 million in pre-opening costs, respectively.

Leasing Arrangements

        The Company conducts a substantial portion of its business in leased properties. Some of the Company's leases contain escalation clauses and renewal options. The Company recognizes rental expense for leases that contain predetermined fixed escalation clauses on a straight-line basis over the expected term of the lease. The difference between the amounts charged to expense and the contractual minimum lease payment is recorded in other long-term liabilities in the Consolidated Balance Sheets. At December 26, 2009 and December 27, 2008, other long-term liabilities included approximately $68.2 million and $74.3 million, respectively, related to these future escalation clauses.

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

Derivative Instruments and Hedging Activities

        The Company records all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive loss, depending on whether a derivative is designated as, and is effective as, a hedge and on the type of hedging transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive loss until the underlying hedged transactions are recognized in earnings, at which time any deferred hedging gains or losses are also recorded in earnings. If a derivative instrument is designated as a fair value hedge, changes in the fair value of the instrument are reported in current earnings and offset the change in fair value of the hedged assets, liabilities or firm commitments. The ineffective portion of an instrument's change in fair value is immediately recognized in earnings. Instruments that do not meet the criteria for hedge accounting and contracts for which the Company has not elected hedge accounting, are marked to fair value with unrealized gains or losses reported in earnings. The Company has no significant outstanding derivative instruments at December 26, 2009 and did not have any significant hedge transactions in 2009, 2008 or 2007.

Recently Issued or Newly Adopted Accounting Standards

        Following are summaries of recently issued accounting pronouncements that have either been recently adopted or that may become applicable to the preparation of our consolidated financial statements in the future.

        In June 2009, the Financial Accounting Standards Board ("FASB") issued a statement establishing the FASB Accounting Standards Codification™ ("the ASC" or "the Codification"). Effective for interim and annual periods ended after September 15, 2009, the Codification became the source of authoritative U.S. generally accepted accounting principles ("GAAP") recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB statement establishing the ASC is not intended to change existing GAAP and as such did not have an impact on the consolidated financial statements of the Company. The Company has updated its references to reflect the Codification.

        In September 2006, the FASB issued guidance which defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This guidance was effective for fiscal years beginning after November 15, 2007, for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in the financial statements. In November 2007, the FASB provided a one year deferral for the implementation of this guidance for other nonfinancial assets and liabilities. The Company adopted this guidance for financial assets and liabilities effective at the beginning of fiscal year 2008 and for non-financial assets and liabilities effective at the beginning of fiscal year 2009. The adoption of this guidance had no significant impact on our consolidated financial statements for either fiscal year 2008 or 2009.

        In December 2007, the FASB issued updated guidance which changed the presentation and disclosure requirements for noncontrolling interests (previously referred to as minority interests). This updated guidance is effective for periods beginning on or after December 15, 2008 and is to be applied prospectively to all noncontrolling interests, including those that arose prior to the effective date. While the accounting requirements are to be applied prospectively, prior period financial information must be recast to attribute net income and other comprehensive income to noncontrolling interests and provide other disclosures. The Company adopted this guidance for all noncontrolling interests effective at the beginning of fiscal year 2009, and has revised its prior period financial statements to reflect the required change in presentation and additional disclosures. The adoption of this accounting change and the retrospective impact of the required presentation and disclosure changes on the Company's prior year financial statements was immaterial.

        In December 2008, the FASB issued updated guidance related to an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan. This updated guidance requires enhanced disclosures about the fair value of plan assets including major categories of plan assets, inputs and valuation techniques used to measure fair value, significant concentrations of risk, the method used to allocate investments and the effect of fair value measurements using significant unobservable inputs. The disclosures about plan assets must be provided for fiscal years ending after December 15, 2009. The Company adopted this guidance prospectively for the period ended December 26, 2009, and has included the required disclosure in Note 12, Retirement and Benefit Plans.

        In April 2009, the FASB issued updated guidance related to fair-value measurements to clarify the considerations related to measuring fair-value in inactive markets, modify the recognition and measurement of other-than-temporary impairments of debt securities, and require public companies to disclose the fair values of financial instruments in interim periods. The updated guidance is effective for interim and annual periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The Company adopted the updated guidance in the first quarter of fiscal year 2009, which required certain additional disclosures regarding the fair value of financial instruments in the financial statements.

        In May 2009, the FASB issued guidance which establishes accounting and disclosure requirements for subsequent events. This guidance details the period after the balance sheet date during which the Company should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which the Company should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. The Company adopted this guidance prospectively in the second quarter.

        In June 2009, the FASB issued guidance which eliminates previous exceptions to rules requiring the consolidation of qualifying special-purpose entities, which will result in more entities being subject to consolidation assessments and reassessments. This guidance requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity ("VIE") and clarifies characteristics that identify a VIE. In addition, additional disclosures are required about a company's involvement with a VIE and any significant changes in risk exposure due to that involvement. The Company is currently evaluating the impact of the adoption of this guidance (which is required beginning in 2010) but does not anticipate it will have a material impact on our results of operations or financial condition.

2.    Facility Closure Reserves

        The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically beneficial. The Company records a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred, primarily the location's cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the required payments.

        In 2009, the Company recorded charges of $31.2 million related to the closing of 21 underperforming stores prior to the end of their lease terms, of which 16 were in the U.S. and five were in Mexico. In 2008, the Company recorded $3.1 million of charges related principally to close five stores and it reduced rent and severance accruals by $3.4 million relating to prior closed stores. In 2008, the Company also recorded $8.7 million of charges related to four domestic retail stores where we had signed lease commitments, but decided not to open the stores due to the existing economic environment. This charge was partially offset by reduced rent accruals of $4.0 million on other store lease obligations.

        These charges were included in other operating net, in the Consolidated Statements of Operations.

        Facility closure reserve account activity during 2009, 2008 and 2007, including activity related to the reorganization of the Contract segment, retail store closures and headquarters consolidation was as follows:

	Lease\ Contract Terminations	Severance\ Retention\ Other	Total
	(thousands)
Balance at December 30, 2006	$107,824	$13,980	$121,804
Cash payments	(38,196)	(10,149)	(48,345)
Accretion	3,603	—	3,603

Balance at December 29, 2007	$73,231	$3,831	$77,062
Charges to income	11,774	79	11,853
Changes to estimated costs included in income	(5,982)	(1,414)	(7,396)
Cash payments	(33,227)	(2,002)	(35,229)
Accretion	2,643	—	2,643

Balance at December 27, 2008	$48,439	$494	$48,933
Charges related to stores closed	30,001	1,207	31,208
Transfer of deferred rent balance	3,214	—	3,214
Changes to estimated costs included in income	418	(409)	9
Cash payments	(23,315)	(1,279)	(24,594)
Accretion	2,802	—	2,802

Balance at December 26, 2009	$61,559	$13	$61,572

        Reserve balances were classified in the Consolidated Balance Sheets as follows:

	December 26, 2009	December 27, 2008	December 29, 2007
	(thousands)
Other accrued liabilities	$16,775	$14,328	$22,213
Other long-term liabilities	44,797	34,605	54,849

Total	$61,572	$48,933	$77,062

        At December 26, 2009, the facilities closure reserve consisted of the following:

(thousands)
Estimated future lease obligations	$112,654
Less: anticipated sublease income	(51,095)

Total	$61,559

        In addition, the Company is the lessee of a non-operating, building materials manufacturing facility near Elma, Washington. During 2006, the Company ceased operations at the facility, fully impaired the assets and recorded a reserve for the lease payments and other contract termination and closure costs. The Company has not been successful in identifying a buyer for the business which would include the assumption of the long-term lease. The liabilities of the Elma facility ($14.1 million in total) are recorded in other current liabilities and other long-term liabilities in the Consolidated Balance Sheets.

3.    Severance and Other Charges

        In 2009, we recorded $18.1 million of severance and other charges, principally related to reorganizations of our U.S. and Canadian Contract sales forces, our customer fulfillment centers and our customer service centers, as well as a streamlining of our Retail store staffing. These charges are recorded by segment in the following manner: Contract $15.3 million, Retail $2.1 million and Corporate and Other $0.7 million.

        During 2008, the Company recorded a $23.9 million pre-tax severance charge related to various sales and field reorganizations in our Retail and Contract segments as well as a significant reduction in force at the corporate headquarters (of which $15 million was paid by the 2008 year-end) and a $2.4 million charge related to the consolidation of the Contract segment's manufacturing facilities in New Zealand. These items are included in the caption "Other operating, net" in the Consolidated Statements of Operations.

        As of December 26, 2009, $6.0 million of severance charges recorded in 2009 and 2008 remain unpaid and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

4.    Timber Notes/Non-Recourse Debt

        In October 2004, we sold our timberland assets in exchange for $15 million in cash plus credit-enhanced timber installment notes in the amount of $1,635 million (the "Installment Notes"). The Installment Notes were issued by single-member limited liability companies formed by affiliates of Boise Cascade, L.L.C. (the "Note Issuers"). The Installment Notes are 15-year non-amortizing obligations and were issued in two equal $817.5 million tranches bearing interest at 5.11% and 4.98%, respectively. In order to support the issuance of the Installment Notes, the Note Issuers transferred a total of $1,635 million in cash to Lehman Brothers Holdings Inc. ("Lehman") and Wachovia Corporation ("Wachovia") (which was later purchased by Wells Fargo & Company)

($817.5 million to each of Lehman and Wachovia). Lehman and Wachovia issued collateral notes (the "Collateral Notes") to the Note Issuers. Concurrently with the issuance of the Installment and Collateral Notes, Lehman and Wachovia guaranteed the respective Installment Notes and the Note Issuers pledged the Collateral Notes as security for the performance of the Installment Note obligations.

        In December 2004, we completed a securitization transaction in which the Company's interests in the Installment Notes and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries. The subsidiaries pledged the Installment Notes and related guarantees and issued securitized notes (the "Securitization Notes") in the amount of $1,470 million ($735 million through the structure supported by the Lehman guaranty and $735 million through the structure supported by the Wachovia guaranty). Recourse on the Securitization Notes is limited to the proceeds of the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty, and therefore there is no recourse against OfficeMax. The Securitization Notes are 15-year non-amortizing, and were issued in two equal $735 million tranches paying interest of 5.54% and 5.42%, respectively. The Securitization Notes are reported as non-recourse debt in the Company's Consolidated Balance Sheets.

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

        Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman and Wachovia guaranty. Accordingly, the Lehman Guaranteed Installment Note and underlying guarantees by Lehman will be transferred to the holders of the Securitization Notes guaranteed by Lehman in order to settle and extinguish that liability. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been extinguished. This will occur when the Lehman Guaranteed

Installment Note and the guaranty are transferred to and accepted by the Securitization Note holders. We expect that this will occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman ($735.0 million at December 26, 2009) and the carrying value of the Lehman Guaranteed Installment Note ($81.8 million at December 26, 2009) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

        At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability of $543 million until 2020, the maturity date for the Installment Notes. Due to the Lehman bankruptcy and note defaults, the recognition of the Lehman portion of the gain will be triggered when the Lehman Guaranteed Installment Note is transferred to the Securitization Note holders as payment and/or when the Lehman bankruptcy is resolved.

        Through December 26, 2009, we have received all payments due under the Installment Notes guaranteed by Wachovia, which have consisted only of interest due on the notes, and made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Installment Notes guaranteed by Wachovia ("the Wachovia Guaranteed Installment Notes") are current and we have no reason to believe that we will not be able to collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Notes. The Wachovia Guaranteed Installment Notes are stated in our Consolidated Balance Sheet at their original principal amount of $817.5 million.

5.    Goodwill, Intangible Assets and Other Long-lived Assets

Impairment Reviews and Charges

        In 2008, management concluded that indicators of potential impairment were present and that an evaluation of the carrying values of goodwill, intangibles and other long-lived assets was therefore required. Management reached the conclusion that an impairment test was required to be performed based on its assessment of the conditions that contributed to the Company's sustained low stock price and reduced market capitalization relative to the book value of its equity, including generally weak economic conditions, macroeconomic factors impacting industry business conditions, recent and forecasted operating performance, and continued tightening of the credit markets, along with other factors. These conditions had resulted in lower levels of consumer and business spending, intense competition and industry consolidation. Weighing all of these factors, management determined that indicators of potential impairment had occurred and tested the assets for impairment.

        The measurement of impairment of goodwill consists of two steps. In the first step, the Company compares the fair value of each reporting unit to its carrying value. If the results of the first test indicate that the fair value of the reporting unit is less than the carrying value, a second step is required, which is to determine the implied fair value of each reporting unit's goodwill, and to compare it to the carrying value of the reporting unit's goodwill. An impairment loss is recognized for the excess of carrying value over the implied fair value of reporting unit goodwill. In 2008, the Company determined that the fair value of both of the Company's reporting units was less than their corresponding carrying values, thereby requiring the second step to be performed for both reporting units. The activities in the second step include hypothetically valuing all of the tangible and intangible assets of the impaired reporting unit as if the reporting unit had been acquired in a business combination. We recorded a charge of $1,201.5 million in 2008 to write-off the goodwill of the Company in both segments; Contract ($815.5 million) and Retail ($386.0 million). The impairment charges included a portion of goodwill that was not deductible for tax purposes, resulting in a tax benefit of $63.2 million, or approximately 4.6% of the pre-tax charge amount. These charges resulted in a full impairment of our goodwill balances as of the end of 2008, and, as a result, there will be no future annual assessment of goodwill.

        The measurement of impairment of indefinite-lived intangible assets consists of calculating the fair value and comparing that value to the intangible asset's carrying value. The fair value is calculated based on the estimated future discounted cash flows associated with the intangible asset. In 2008, the Company recorded estimated impairment of the trade names in the Retail reporting unit of $107.1 million, before taxes. Based on the Company's assessment and testing, no impairment of indefinite-lived intangible assets was required in 2009.

        Interim impairment tests of the Company's other long-lived assets were also performed in 2009 and 2008. Impairment testing of other long-lived assets is also a two-step process. In the first step ("the recoverability test"), a determination of potential impairment is made based on a comparison of the estimated future undiscounted cash flows derived from the asset to its carrying amount. If estimated future undiscounted cash flows are less than the carrying value of the asset, then the second step is completed and the impairment loss is measured as the excess of the carrying value over the fair value of the asset, with fair value determined based on estimated future discounted cash flows. In 2008, due to the existence of indicators of potential impairment, the Company performed the recoverability test for all the other long-lived assets of each reporting unit, in aggregate. The recoverability test did not identify potential impairment for these asset groups. In 2009 and 2008, the Company also performed the recoverability test for the assets of individual retail stores ("store assets" or "stores"), which consist primarily of leasehold improvements and fixtures. This testing did identify impairment at certain stores. As a result, we completed the second step and, based on our conclusions, wrote off $17.6 million and $55.8 million of store assets in 2009 and 2008, respectively.

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

	2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$66,000	$—	$66,000
Customer lists and relationships	25,833	(11,288)	14,545
Exclusive distribution rights	6,636	(3,375)	3,261

	$98,469	$(14,663)	$83,806

	2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$66,000	$—	$66,000
Customer lists and relationships	34,767	(21,848)	12,919
Exclusive distribution rights	5,255	(2,381)	2,874

	$106,022	$(24,229)	$81,793

        Intangible amortization expense totaled $1.6 million, $5.4 million and $7.0 million in 2009, 2008 and 2007 respectively. The estimated amortization expense is approximately $1.5 to $2.0 million in each of the next five years.

        The changes in the intangible carrying amounts from December 30, 2006 to December 26, 2009, were as follows:

	Trade names	Customer lists and relationships	Noncompete agreements	Exclusive distribution rights	Total
	(thousands)
Net carrying amount, December 30, 2006	$173,150	$22,003	$4,640	$1,511	$201,304
Additions	—	195	—	2,860	3,055
Amortization	—	(3,969)	(2,607)	(420)	(6,996)
Effect of foreign currency translation	—	2,080	9	268	2,357

Net carrying amount, December 29, 2007	$173,150	$20,309	$2,042	$4,219	$199,720
Impairment	(107,150)	—	—	—	(107,150)
Amortization	—	(2,912)	(2,041)	(409)	(5,362)
Effect of foreign currency translation	—	(4,478)	(1)	(936)	(5,415)

Net carrying amount, December 27, 2008	$66,000	$12,919	$—	$2,874	$81,793
Amortization	—	(1,271)	—	(363)	(1,634)
Effect of foreign currency translation	—	2,897	—	750	3,647

Net carrying amount, December 26, 2009	$66,000	$14,545	$—	$3,261	$83,806

6.    Net Income (Loss) Per Common Share

        Basic net income (loss) per share is calculated using net earnings available to holders of our common stock divided by the weighted-average number of shares of common stock outstanding during the year. Diluted net income (loss) per share is similar to basic net income (loss) per share except that the weighted-average number of shares of common stock outstanding is increased to include, if their inclusion is dilutive, the number of additional shares of common stock that would have been outstanding assuming the issuance of all potentially dilutive shares, such as common stock to be issued upon exercise of options and the vesting of non-vested restricted shares, and the conversion of outstanding preferred stock. Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by weighted average shares outstanding as follows:

	2009	2008	2007
	(thousands, except per-share amounts)
Net income (loss) available to OfficeMax common shareholders	$(2,151)	$(1,661,595)	$203,412
Average shares—basic(a)	77,483	75,862	75,274
Restricted stock, stock options and other(b)	—	—	1,100

Average shares—diluted	77,483	75,862	76,374
Net income (loss) available to OfficeMax common shareholders per common share:
Basic	$(0.03)	$(21.90)	$2.70
Diluted	$(0.03)	$(21.90)	$2.66
(a)
The assumed conversion of outstanding preferred stock was anti-dilutive in all periods presented, and therefore no adjustment was required to determine diluted income (loss) from continuing operations or average shares-diluted.

(b)
Outstanding options to purchase shares of common stock totaled 1.3 million and 1.5 million at the end of 2009 and 2008, respectfully, but were not included in the computation of diluted income (loss) per common share because the impact would have been anti-dilutive due to the loss reported for the period. Options to purchase 0.4 million shares of common stock were outstanding during 2007, but were not included in the computation of diluted income (loss) per common share because the impact would have been anti-dilutive as the option price was higher than the average market price during the year.

7.    Income Taxes

        The income tax (provision) benefit attributable to income (loss) from continuing operations as shown in the Consolidated Statements of Operations includes the following components:

	2009	2008	2007
	(thousands)
Current income tax (provision) benefit
Federal	$60,354	$(10,111)	$(25,710)
State	33,770	(24,166)	(11,380)
Foreign	(9,999)	(23,282)	(24,582)

	84,125	(57,559)	(61,672)
Deferred income tax (provision) benefit
Federal	(23,190)	274,376	(61,882)
State	(29,593)	76,129	(4,785)
Foreign	(2,584)	13,535	3,057

	(55,367)	364,040	(63,610)

	$28,758	$306,481	$(125,282)

        During 2009, 2008 and 2007, the Company made cash payments for income taxes, net of refunds received, as follows:

	2009	2008	2007
	(thousands)
Cash tax payments (refunds), net	$(71,026)	$91,530	$89,483

        The income tax provision attributable to income (loss) from continuing operations for the years ended December 26, 2009, December 27, 2008 and December 29, 2007 differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 35% to pre-tax income (loss) from continuing operations as a result of the following:

	2009	2008	2007
	(thousands)
Tax (provision) benefit at statutory rate	$10,617	$690,340	$(118,184)
State taxes, net of federal effect	2,516	29,041	(11,030)
Foreign tax provision differential	1,085	(3,283)	106
Impact of goodwill impairment	—	(418,920)	—
Net operating loss valuation allowance and credits	(2,484)	1,291	434
Change in tax contingency liability	(3,390)	(3,394)	755
Tax settlement, net of other charges	14,880	6,830	1,582
Repatriation of foreign earnings, net	3,428	—	—
ESOP dividend deduction	944	1,166	1,317
Other, net	1,162	3,410	(262)

	$28,758	$306,481	$(125,282)

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at year-end are presented in the following table:

	2009	2008
	(thousands)
Impairment of note receivable	$286,207	$286,207
Minimum tax and other credits carryover	237,897	28,303
Net operating loss carryovers	104,605	27,801
Deferred gain on Boise Investment	69,925	69,925
Compensation obligations	154,400	220,045
Operating reserves and accrued expenses	59,682	64,563
Investments and deferred charges	18,110	25,681
Property and equipment	15,942	47,899
Allowances for receivables	14,253	18,219
Inventory	8,699	11,863
Tax goodwill	6,788	9,774
Other	3,064	10,207

Total deferred tax assets	979,572	820,487
Valuation allowance on NOLs and credits	(16,117)	(13,633)

Total deferred tax assets after valuation allowance	$963,455	$806,854

Timberland installment gain related to Wachovia Note	$(266,798)	$(266,798)
Timberland installment gain related to Lehman Note	(276,965)	—
Undistributed earnings	(4,606)	(4,606)

Total deferred tax liabilities	(548,369)	(271,404)

Total net deferred tax assets	$415,086	$535,450

        Deferred tax assets and liabilities in our Consolidated Balance Sheets were as follows:

	(thousands)
Deferred income taxes and receivables	$114,186	$99,268
Deferred income taxes	300,900	436,182

	$415,086	$535,450

        As discussed in Note 4, "Timber Notes/Non-Recourse Debt" at the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability of $543 million until 2020, the maturity date for the Lehman Guaranteed Installment Notes. Due to the Lehman bankruptcy and note defaults, we initially concluded that approximately half of this gain would be accelerated into 2008 for tax purposes and we estimated and paid taxes on this gain in 2008. In estimating the cash taxes, we considered our available alternative minimum tax credits, a portion of which resulted from prior tax payments related to the sale of the timberlands in 2004, which were used to reduce the net cash payments. After extensive review with our outside tax advisors, we concluded that the recognition of the Lehman portion of the gain was not triggered in 2008, but instead will be triggered when the Installment Note is transferred to the Securitization Note holders as payment and/or when the Lehman bankruptcy is resolved. Accordingly, we appropriately modified our position as we finalized the 2008 tax return, and have received refunds of taxes paid in 2008 from the federal and state government. Accordingly, in the Consolidated Balance Sheets as of December 26, 2009, the Company has reestablished both the deferred tax liability related to the full deferred gain from the sale of the timberlands and the deferred tax assets relative to available alternative minimum tax credits.

        In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making the assessment of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes it is more likely than not that the Company will realize the benefits of these deductible differences, except for certain state net operating losses and other credit carryforwards as noted below. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

        The Company has a deferred tax asset related to net operating loss carryforwards for Federal income tax purposes of $78 million which expire in 2020, and alternative minimum tax credit carryforwards of approximately $207 million, which are available to reduce future regular Federal income taxes, if any, over an indefinite period. The Company also has deferred tax assets related to various state net operating losses of $33 million, net of the valuation allowance, that expire between 2010 and 2029.

        The Company has established a valuation allowance related to net operating loss carryforwards and other credit carryforwards in jurisdictions where the Company has substantially reduced operations because management believes it is more likely than not that these items will expire before the Company is able to realize their benefits. The valuation allowance was $16.1 million and $13.6 million at December 26, 2009 and December 27, 2008, respectively. Annually, the valuation allowance is reviewed and adjusted based on management's assessments of realizable deferred tax assets.

        Pre-tax income (loss) related to continuing operations from domestic and foreign sources is as follows:

	2009	2008	2007
	(thousands)
Domestic	$(69,386)	$(1,953,946)	$272,169
Foreign	39,053	(18,454)	65,358

Total pre-tax income (loss)	$(30,333)	$(1,972,400)	$337,527

        Total gross unrecognized tax benefits at December 26, 2009 represent the amount of unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. Any adjustments would result from the effective settlement of tax positions with various tax authorities. The Company does not anticipate any tax settlements to occur within the next twelve months. The recorded income tax benefit for 2009 includes a $14.9 million decrease in unrecognized benefits due to the resolution of an issue under IRS appeal related to the deductibility of interest on the Company's industrial revenue bonds. The recorded income tax benefit for 2008 includes the recognition of $6.8 million in previously unrecognized tax benefits due to the settlement of a federal income tax audit through the 2005 tax year. As of December 26, 2009, the Company had $8.2 million of total gross unrecognized tax benefits. The reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

Amount
(thousands)
Balance at December 27, 2008	$20,380
Increase related to prior year tax positions	1,710
Decrease related to prior year tax positions	(14,369)
Increase related to current year tax positions	1,420
Settlements	(894)

Balance at December 26, 2009	$8,247

        The Company or its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and multiple state and foreign jurisdictions. Years prior to 2006 are no longer subject to U.S. Federal income tax examination. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2003.

        The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. As of December 26, 2009, the Company had $2.1 million of accrued interest and penalties associated with uncertain tax positions. Income tax benefit for 2009 includes a benefit of $0.1 million related to interest and penalties, reflecting interest accrued less the effect of adjustments on settlement.

        Deferred taxes are not recognized for temporary differences related to investments in foreign subsidiaries because such earnings are considered to be indefinitely reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

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

	2009	2008	2007
	(thousands)
Minimum rentals	$355,662	$348,629	$331,066
Contingent rentals	1,013	886	908
Sublease rentals	(671)	(1,013)	(1,515)

	$356,004	$348,502	$330,459

        For operating leases with remaining terms of more than one year, the minimum lease payment requirements are:

(thousands)
2010	$363,443
2011	320,539
2012	265,341
2013	213,460
2014	166,223
Thereafter	403,086

Total	$1,732,092

        These minimum lease payments do not include contingent rental payments that may be due based on a percentage of sales in excess of stipulated amounts. These future minimum lease payment requirements have not been reduced by $33.6 million of minimum sublease rentals due in the future under noncancelable subleases. These sublease rentals include amounts related to closed stores and other facilities that are accounted for in the integration activities and facility closures reserve.

        The Company capitalizes lease obligations for which it assumes substantially all property rights and risks of ownership. The Company did not have any material capital leases during any of the periods presented.

9.    Investments in Affiliates

        In connection with the sale of the paper, forest products and timberland assets in 2004, the Company invested $175 million in the Boise Investment. A portion of the securities received in exchange for the Company's investment carry no voting rights. This investment is accounted for under the cost method as Boise Cascade Holdings, L.L.C. does not maintain separate ownership accounts for its affiliate's members, and the Company does not have the ability to significantly influence its operating and financial policies. This investment is included in investments in affiliates in the Consolidated Balance Sheets.

        The Boise Investment represented a continuing involvement in the operations of the business we sold in 2004. Therefore, approximately $180 million of gain realized from the sale was deferred. This gain is expected to be recognized in earnings as the Company's investment is reduced.

        Throughout the year, we review the carrying value of this investment whenever events or circumstances indicate that its fair value may be less than its carrying amount. At year-end, we reviewed certain financial information of Boise Cascade Holdings, L.L.C., including estimated future cash flows as well as data regarding the valuation of comparable companies, and determined that there was no impairment of this investment. The Company will continue to monitor and assess this investment.

        The non-voting securities of Boise Cascade Holdings, L.L.C. accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June and December. The Company recognized dividend income on this investment of $6.7 million in 2009, $6.2 million in 2008 and $6.1 million in 2007. These amounts were recorded as reductions of general and administrative expenses in the Consolidated Statements of Operations. The dividend receivable was $22.9 million at December 26, 2009, and was recorded in other non-current assets in the Consolidated Balance Sheets.

        The Company receives distributions on the Boise Investment for the income tax liability associated with its share of allocated earnings. During 2009 and 2008, the Company received tax-related distributions of $2.6 million and $23.0 million, respectively. The larger distribution in 2008 reflected the gain on the sale by Boise Cascade, L.L.C. of a majority interest in its paper and packaging and newsprint businesses. The distributions are reported as other income (expense), net in the Consolidated Statements of Operations.

10.    Debt

        The Company's debt, almost all of which is unsecured, consists of both recourse and non-recourse obligations as follows at year-end:

	2009	2008
	(thousands)
Recourse debt:
9.45% debentures, paid in 2009	$—	$35,707
6.50% notes, due in 2010	13,680	13,680
7.35% debentures, due in 2016	17,967	17,967
Medium-term notes, Series A, with interest rates averaging 7.9% and 7.8%, due in varying amounts periodically through 2013	36,900	51,900
Revenue bonds, with interest rates averaging 6.4% and 6.4%, due in varying amounts periodically through 2029	189,930	189,930
American & Foreign Power Company Inc. 5% debentures, due in 2030	18,526	18,526
Grupo OfficeMax installment loans, due in monthly installments through 2014	16,085	11,202
Other indebtedness, with interest rates averaging 7.0% and 10.9%, due in varying amounts annually through 2016	4,528	16,058

	297,616	354,970
Less unamortized discount	564	596
Less current portion	22,430	64,452

	$274,622	$289,922

Non-recourse debt:
5.42% securitized timber notes, due in 2019	735,000	735,000
5.54% securitized timber notes, due in 2019	735,000	735,000

	$1,470,000	$1,470,000

Scheduled Debt Maturities

        The scheduled payments of recourse debt, are as follows:

(thousands)
2010	$22,430
2011	4,478
2012	39,078
2013	5,569
2014	1,773
Thereafter	224,288

Total	$297,616

        All non-recourse debt is due in full in 2019.

Credit Agreements

        Prior to July 2007, the Company sold, on a revolving basis, an undivided interest in a defined pool of receivables while retaining a subordinated interest in a portion of the receivables. This program was terminated on July 12, 2007, in connection with the Amended and Restated Loan and Security Agreement discussed below.

        On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the "U.S. Credit Agreement") with a group of banks. The U.S. Credit Agreement permits the Company to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The U.S. Credit Agreement may be increased (up to a maximum of $800 million) at the Company's request or reduced from time to time, in each case according to the terms detailed in the U.S. Credit Agreement. Letters of credit, which may be issued under the U.S. Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. At December 26, 2009, the Company was in compliance with all covenants under the U.S. Credit Agreement. The U.S. Credit Agreement expires on July 12, 2012.

        Borrowings under the U.S. Credit Agreement bear interest at rates based on either the prime rate or the London Interbank Offered Rate ("LIBOR"). Margins are applied to the applicable borrowing rates and letter of credit fees under the U.S. Credit Agreement depending on the level of average availability. Fees on letters of credit issued under the U.S. Credit Agreement were charged at a weighted average rate of 0.875% during 2009. The Company is also charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit.

        On September 30, 2009, Grand & Toy Limited, the Company's wholly owned subsidiary in Canada, entered into a Loan and Security Agreement (the "Canadian Credit Agreement") with a group of banks. The Canadian Credit Agreement permits Grand & Toy Limited to borrow up to a maximum of C$60 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The Canadian Credit Agreement may be increased (up to a maximum of C$80 million) at Grand & Toy Limited's request or reduced from time to time, in each case according to the terms detailed in the Canadian Credit Agreement. Letters of credit, which may be issued under the Canadian Credit Agreement up to a maximum of C$10 million, reduce available borrowing capacity under the Canadian Credit Agreement. At December 26, 2009, Grand & Toy Limited was in compliance with all covenants under the Canadian Credit Agreement. The Canadian Credit Agreement expires on July 12, 2012.

        Borrowings and availability under the Company's credit agreements for 2009 and 2008 were as follows:

	2009			2008
	U.S. Credit Agreement	Canadian Credit Agreement	Total	U.S. Credit Agreement
	(millions)
Maximum aggregate available borrowing amount	$534.4	$39.7	$574.1	$613.6
Less: Stand-by letters of credit	(61.1)	—	(61.1)	(66.7)

Amount available for borrowing at fiscal year-end	$473.3	$39.7	$513.0	$546.9

Maximum borrowings outstanding during fiscal year	$—	$—	$—	$—

Note Agreements

        The indentures related to the 6.50% senior notes due in 2010 and 7.00% senior notes due in 2013 contained a number of restrictive covenants, substantially all of which have since been eliminated and replaced with covenants contained in the Company's other public debt. In November 2008, we repurchased all of the outstanding 7.00% senior notes using proceeds from pledged instruments that matured in October 2008, which had been reported as restricted investments in the Consolidated Balance Sheets.

Other

        At the end of the fiscal year 2009, Grupo OfficeMax, our 51%-owned joint venture in Mexico, had total outstanding borrowings of $16.7 million. This included $9.9 million under an installment loan agreement which is due in 60 monthly payments that started in the second quarter of 2009. In the third quarter of 2009, Grupo OfficeMax entered into a second installment loan agreement for $6.2 million due in 54 monthly payments beginning in the second quarter of 2010. The remaining $0.6 million of borrowings is a simple revolving loan. There is no recourse against the Company on the Grupo OfficeMax loans. The $6.2 million installment loan is secured by certain owned property of Grupo OfficeMax. All other Grupo OfficeMax loan facilities are unsecured.

        We have various unsecured debt outstanding, including approximately $189.9 million of industrial revenue bonds due in varying amounts through 2029. At December 27, 2008, approximately $69.2 million of these obligations were the subject of a preliminary potential adverse determination regarding the deductibility of interest on the bonds from the Internal Revenue Service ("IRS"). In the fourth quarter of 2009, the IRS conceded the position. The bonds are expected to be held to their full maturity and continue to be classified as long-term debt in the Consolidated Balance Sheets at December 26, 2009.

Cash Paid for Interest

        Cash payments for interest, net of interest capitalized and including interest payments related to the timber securitization notes, were $71.8 million in 2009, $90.0 million in 2008 and $116.6 million in 2007.

11.    Financial Instruments, Derivatives and Hedging Activities

Fair Value of Financial Instruments

        The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (non-derivatives), short-term borrowings, trade accounts payable, and due to related party, approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company's other financial instruments at December 26, 2009 and December 27, 2008. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2009		2008
	Carrying amount	Fair value	Carrying amount	Fair value
	(thousands)
Financial assets:
Timber notes receivable
Wachovia—	$817.5	$823.6	$817.5	$801.9
Lehman—	81.8	81.8	81.8	81.8
Financial liabilities:
Debt	$297.6	$207.2	$355.0	$236.7
Timber securitization notes
Wachovia—	$735.0	$754.8	$735.0	$736.8
Lehman—	735.0	81.8	735.0	81.8

        In establishing a fair value, there is a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The basis of the fair value measurement is categorized in three levels, in order of priority, described as follows:

        Level 1: Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

        Level 2: Quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable; either directly or indirectly.

        Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable; thus reflecting assumptions about the market participants.

        The carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

  •
  Timber notes receivable: The fair value of the Wachovia Guaranteed Installment Notes is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 inputs). The fair value of the Lehman Guaranteed Installment Note reflects the estimated future cash flows of the note considering the estimated effects of the Lehman bankruptcy (Level 3 inputs).

  •
  Debt: The fair value of the Company's debt is estimated based on quoted market prices when available or by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 inputs).

  •
  Timber securitization notes: The fair value of the Securitization Notes supported by Wachovia is estimated by discounting the future cash flows of the instrument at rates currently available to the Company for similar instruments of comparable maturities (Level 2 inputs). The Securitization Notes supported by Lehman is estimated based on the future cash flows of the Lehman Guaranteed Installment Note (the proceeds from which are the sole source of payment of this note) in a bankruptcy proceeding (Level 3 inputs).

        During 2009, there was no change in assets and liabilities measured at estimated fair value using Level 3 inputs.

Derivatives and Hedging Activities

        Changes in interest rates and currency exchange rates expose the Company to financial market risk. Management occasionally uses derivative financial instruments, such as interest rate swaps, forward purchase contracts and forward exchange contracts, to manage the Company's exposure to changes in interest rates on outstanding debt instruments and to manage the Company's exposure to changes in currency exchange rates. The Company generally does not enter into derivative instruments for any purpose other than hedging the cash flows associated with future interest payments on variable rate debt and hedging the exposure related to changes in the fair value of certain outstanding fixed rate debt instruments due to changes in interest rates. The Company occasionally hedges interest rate risk associated with anticipated financing transactions, as well as commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. The Company does not speculate using derivative instruments. The Company was not a party to any significant derivative financial instruments in 2009 or 2008.

        The Company uses a combination of fixed and variable rate debt to finance its operations. The debt obligations with fixed cash flows expose the Company to variability in the fair value of outstanding debt instruments due to changes in interest rates. The Company has from time to time entered into interest rate swap agreements that effectively convert the interest rate on certain fixed-rate debt to a variable rate. The Company has designated these interest rate swap agreements as hedges of the changes in fair value of the underlying debt obligation attributable to changes in interest rates and accounted for them as fair value hedges. Changes in the fair value of interest rate swaps designated as hedging instruments that effectively offset the variability in the fair value of outstanding debt obligations are reported in operations. These amounts offset the gain or loss (that is, the change in fair value) of the hedged debt instrument that is attributable to changes in interest rates (that is, the hedged risk) which is also recognized currently in operations. The Company has also from time to time entered into interest rate swap agreements that effectively convert floating rate debt to a fixed rate obligation. These swaps have been designated as hedges of floating interest rate payments attributable to changes in interest rates and accounted for as cash flow hedges, with changes in the fair value of the swap recorded to accumulated other comprehensive income (loss) until the hedged transaction occurs, at which time it is reclassified to operations. There were no swaps or other hedge transactions in 2009 or 2008.

12.    Retirement and Benefit Plans

Pension and Other Postretirement Benefit Plans

        The Company sponsors noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees and some active OfficeMax, Contract employees. The Company's salaried pension plan was closed to new entrants on November 1, 2003, and on December 31, 2003, the benefits of eligible OfficeMax, Contract participants were frozen.

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

        During the second quarter of 2009, based on the high level of inactive participants in the Company's pension plans as well as the fact that all plan participants were fully vested, the Company changed the estimated amortization period for its unrecognized actuarial loss (which represents the difference between the actual funded status and the expected funded status measured through 2009), from the average remaining service period of the participants to their average remaining life expectancy. The impact of the change in the amortization period was a reduction in pension expense for 2009 of $11.2 million ($6.8 million after-tax), or $0.09 per diluted share.

Obligations and Funded Status

        The changes in pension and other postretirement benefit obligations and plan assets during 2009 and 2008, as well as the funded status of the Company's plans at December 26, 2009 and December 27, 2008 were as follows:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,276,209	$1,292,023	$17,582	$24,281
Service cost	4,506	2,132	184	237
Interest cost	75,858	78,041	1,137	1,164
Actuarial (gain) loss	5,721	10,250	1,432	(2,573)
Changes due to exchange rates	—	—	1,885	(3,053)
Benefits paid	(101,618)	(106,237)	(1,883)	(2,474)

Benefit obligation at end of year	$1,260,676	$1,276,209	$20,337	$17,582

Change in plan assets:
Fair value of plan assets at beginning of year	$841,204	$1,184,447	$—	$—
Actual return on plan assets	222,022	(250,076)	—	—
Employer contributions	88,906	13,070	1,883	2,474
Benefits paid	(101,618)	(106,237)	(1,883)	(2,474)

Fair value of plan assets at end of year	$1,050,514	$841,204	$—	$—

Funded status	$(210,162)	$(435,005)	$(20,337)	$(17,582)

        The following table shows the amounts recognized in the Consolidated Balance Sheets related to the Company's defined benefit pension and other postretirement benefit plans at year-end:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(thousands)
Noncurrent assets	$2,355	$—	$—	$—
Current liabilities	(3,773)	(4,359)	(1,526)	(1,746)
Noncurrent liabilities	(208,744)	(430,646)	(18,811)	(15,836)

Net amount recognized	$(210,162)	(435,005)	$(20,337)	$(17,582)

        Amounts recognized in accumulated other comprehensive income consist of:

Net loss (gain)	$440,206	$590,213	$3,520	$2,227
Prior service cost (credit)	—	—	(30,148)	(34,123)

Total	$440,206	$590,213	$(26,628)	$(31,896)

        The accumulated benefit obligation for all defined benefit pension plans was $1,260.5 million and $1,275.9 million for December 26, 2009 and December 27, 2008, respectively.

        Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits
	2009	2008
	(thousands)
Projected benefit obligation	$1,225,972	$1,276,209
Accumulated benefit obligation	1,225,762	1,275,895
Fair value of plan assets	1,013,455	841,204

Components of Net Periodic Benefit Cost (Income)

        The components of net periodic benefit cost (income) are as follows:

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
	(thousands)
Service cost	$4,506	$2,132	$1,676	$184	$237	$341
Interest cost	75,858	78,041	77,084	1,137	1,164	1,353
Expected return on plan assets	(76,623)	(90,078)	(89,018)	—	—	—
Recognized actuarial loss	10,330	11,775	20,220	147	269	512
Participant settlement expense	—	2,331	—	—	—	—
Amortization of prior service costs and other	—	—	—	(4,001)	(3,997)	(4,009)

Net periodic benefit cost (income)	$14,071	$4,201	$9,962	$(2,533)	$(2,327)	$(1,803)

        Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
	(thousands)
Accumulated other comprehensive income at beginning of year	$590,213	$253,917	$(31,895)	$(32,593)
Net loss (gain)	$(139,677)	$350,403	$1,432	$(2,573)
Amortization of net (loss) gain	(10,330)	(14,107)	(147)	$(269)
Amortization of prior service (cost) credit	—	—	4,001	3,997
Canadian rate adjustment	—	—	(18)	(457)

Accumulated other comprehensive income at end of year	$440,206	$590,213	$(26,627)	$(31,895)

        The estimated net loss and prior service cost for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year are $13.4 million and none, respectively. The estimated net loss and prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.2 million and $4.0 million, respectively.

Assumptions

        The assumptions used in accounting for the Company's plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key assumptions used in the measurement of the Company's benefit obligations:

	Pension Benefits			Other Benefits
				United States			Canada
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Weighted average assumptions as of year-end:
Discount rate	6.15%	6.20%	6.30%	5.10%	6.10%	5.90%	6.40%	7.30%	5.50%

        The following table presents the assumptions used in the measurement of net periodic benefit cost:

	Pension Benefits			Other Benefits
				United States			Canada
	2009	2008	2007	2009	2008	2007	2009	2008	2007
Weighted average assumptions:
Discount rate	6.20%	6.30%	5.80%	6.10%	5.90%	5.60%	7.30%	5.50%	5.00%
Expected long-term return on plan assets	7.50%	8.00%	8.00%	—	—	—	—	—	—

        In 2009, the assumed discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) is based on the rates of return for a theoretical portfolio of high-grade corporate bonds (rated Aa1 or better) with cash flows that generally match our expected benefit payments in future years. In selecting bonds for this theoretical portfolio, we focus on bonds that match cash flows to benefit payments and limit our concentration of bonds by issuer. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the yield calculation assumes those excess proceeds are reinvested at forecasted three-month Treasury bill rates. In 2008 and prior years, we matched our expected future benefit payments to a hypothetical zero coupon discount curve derived from high quality corporate bonds. The theoretical portfolio with matching cash flows is a more precise method for developing a plan specific rate.

        The expected long-term rate of return on plan assets assumption is based on the weighted average of expected returns for the major asset classes in which the plans' assets are held. Asset-class expected returns are based on long-term historical returns, inflation expectations, forecasted gross domestic product and earnings growth, as well as other economic factors. The weights assigned to each asset class are based on the Company's investment strategy. The weighted-average expected return on plan assets used in the calculation of net periodic pension benefit cost for 2010 is 8.2%.

        Obligation and costs related to the Canadian retiree health plan are impacted by changes in trend rates. The following table presents the assumed healthcare cost trend rates used in measuring the Company's postretirement benefit obligations at December 26, 2009 and December 27, 2008:

	Canada
	2009	2008
Weighted average assumptions as of year-end:
Healthcare cost trend rate assumed for next year	7.5%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015	2015

        A one-percentage-point change in the assumed healthcare cost trend rates would have less than a $2 million impact on operating income.

Plan Assets

        The allocation of pension plan assets by category at December 26, 2009 and December 27, 2008 is as follows:

Asset Category	2009	2008
OfficeMax common stock	10.1%	—
U.S. equity securities	16.9%	19.8%
International equity securities	8.7%	8.9%
Global equity securities	17.6%	18.1%
Fixed-income securities	46.7%	53.2%

	100%	100%

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

        The current asset allocation guidelines set forth an OfficeMax common stock range of 0% to 15%, a U.S. equity range of 12% to 23%, an international equity range of 4% to 14%, a global equity range of 12% to 23% and a fixed-income range of 37% to 57%. Asset-class positions within the ranges are continually evaluated and adjusted based on expectations for future returns, the funded position of the plans and market risks. Occasionally, the Company may utilize futures or other financial instruments to alter the pension trust's exposure to various asset classes in a lower-cost manner than trading securities in the underlying portfolios.

        In 2009, we contributed 8,331,722 shares of OfficeMax common stock to our qualified pension plans. At the end of 2009, the plan held 8,331,722 million shares with a value of $105.7 million.

        Generally, quoted market prices are used to value pension plan assets. Equities, some fixed income securities, publicly traded investment funds, and U.S. government obligations are valued by reference to published market prices. Investments in certain restricted stocks are valued at the quoted market price of the issuer's unrestricted common stock less an appropriate discount. If a quoted market price for unrestricted common stock of the issuer is not available, restricted common stocks are valued at a multiple of current earnings less an appropriate discount. The multiple chosen is consistent with multiples of similar companies based on current market prices.

        The following table presents the pension plan assets by level within the fair value hierarchy as of December 26, 2009.

	Level 1	Level 2	Level 3
	(thousands)
Money market funds	$—	$30,009	$—
Equity securities:
OfficeMax common stock	105,730	—	—
U.S. large-cap	62,385	—	—
U.S. small and mid-cap	17,212	—	—
International	56,629	—	—
Fixed Income:
Corporate bonds	—	425,378	—
Government securities	—	29,127	—
Mortgage backed securities	—	3,139	—
Other fixed income	—	8,362	—
Other:
Equity mutual Funds	—	303,804	—
Group annuity contracts	—	—	5,004
Other, including plan receivables and payables	3,735	—	—

	$245,691	$799,819	$5,004

        The following is a reconciliation of the change in fair value of pension plan assets calculated based on level 3 inputs:

Amount
(thousands)
Balance at December 27, 2008	$4,206
Benefit payments and administrative expenses	(10)
Investment income and net appreciation in investments	808

Balance at December 26, 2009	$5,004

        Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Cash Flows

        Pension plan contributions include required statutory minimum amounts and, in some years, additional discretionary amounts. During 2009, 2008 and 2007, the Company made cash contributions to its pension plans totaling $6.8 million, $13.1 million and $19.1 million, respectively. In 2009, we also made a voluntary contribution of OfficeMax common stock to our qualified pension plans which, based on actuarial estimates, is expected to reduce our pension contributions over the next five years by approximately $100 million. Pension contributions for 2010 are expected to be approximately $4 million. The Company may elect at any time to make additional voluntary contributions.

        Qualified pension benefit payments are paid from the assets held in the plan trust, while nonqualified pension and other benefit payments are paid by the Company. Future benefit payments by year are estimated to be as follows:

	Pension Benefits	Other Benefits
	(thousands)
2010	$98,742	$1,526
2011	98,260	1,441
2012	97,937	1,371
2013	97,258	1,308
2014	96,772	1,268
Years 2015-2019	472,098	6,081

Defined Contribution Plans

        The Company also sponsors defined contribution plans for most of its employees. Through 2004, the Company sponsored four contributory defined contribution savings plans for most of its salaried and hourly employees: a plan for OfficeMax, Retail employees, a plan for non-Retail salaried employees, a plan for union hourly employees, and a plan for non-Retail, nonunion hourly employees. The plan for non-Retail salaried employees included an employee stock ownership plan ("ESOP") component and the Company's Series D ESOP convertible preferred stock were fully allocated to eligible participants in prior years. Total Company contributions to the defined contribution savings plans were $1.3 million in 2009, $8.0 million in 2008 and $8.1 million in 2007.

13.    Shareholders' Equity

Preferred Stock

        At December 26, 2009, 810,654 shares of 7.375% Series D ESOP convertible preferred stock were outstanding, compared with 945,899 shares outstanding at December 27, 2008 and 1,110,867 shares outstanding at December 29, 2007. The Series D ESOP convertible preferred stock is shown in the Consolidated Balance Sheets at its liquidation preference of $45 per share. All shares outstanding have been allocated to participants in the plan. Each ESOP preferred share is entitled to one vote, bears an annual cumulative dividend of $3.31875 and is convertible at any time by the trustee to 0.82168 share of common stock. The ESOP preferred shares may not be redeemed for less than the liquidation preference.

Common Stock

        The Company is authorized to issue 200,000,000 shares of common stock, of which 84,624,726 shares were issued and outstanding at December 26, 2009. Of the unissued shares, 6,096,695 shares were reserved for the following purposes:

Conversion or redemption of Series D ESOP preferred stock	666,098
Issuance under OfficeMax Incentive and Performance Plan	4,399,456
Issuance under Key Executive Stock Option Plan	948,142
Issuance under Director Stock Compensation Plan	7,475
Issuance under Director Stock Option Plan	13,000
Issuance under Key Executive Deferred Compensation Plan	5,337
Issuance under 2003 Director Stock Compensation Plan	57,187

Accumulated Other Comprehensive Income (Loss)

        Accumulated other comprehensive income (loss) includes the following:

	Minimum Pension Liability Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(thousands)
Balance at December 29, 2007	$(135,207)	$156,945	$21,738
Current-period changes, before taxes	(336,993)	(83,758)	(420,751)
Income taxes	131,275	—	131,275

Balance at December 27, 2008	(340,925)	73,187	(267,738)
Current-period changes, before taxes	144,206	47,477	191,683
Income taxes	(56,460)	—	(56,460)

Balance at December 26, 2009	$(253,179)	$120,664	$(132,515)

Share-Based Payments

        The Company sponsors several share-based compensation plans, which are described below. The Company recognizes compensation expense from all share-based payment transactions with employees in the consolidated financial statements at fair value. Compensation costs related to the Company's share-based plans were $8.5 million, $0.3 million and $26.9 million for 2009, 2008 and 2007, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the income statement for share-

based compensation arrangements was $3.3 million, $0.1 million and $10.5 million for 2009, 2008 and 2007, respectively.

2003 Director Stock Compensation Plan and OfficeMax Incentive and Performance Plan

        In February 2003, the Company's Board of Directors adopted the 2003 Director Stock Compensation Plan (the "2003 DSCP") and the 2003 OfficeMax Incentive and Performance Plan (the "2003 Plan" formerly named the 2003 Boise Incentive and Performance Plan), which were approved by shareholders in April 2003. At December 26, 2009, a total of 57,187 shares of common stock were reserved for issuance under the 2003 DSCP, and a total of 4,399,456 shares of common stock were reserved for issuance under the 2003 Plan.

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

Restricted Stock and Restricted Stock Units

        Restricted stock is restricted until it vests and cannot be sold by the recipient until its restrictions have lapsed. Each restricted stock unit ("RSU") is convertible into one share of common stock after its restrictions have lapsed. No entries are made in the financial statements on the grant date of restricted stock and RSU awards. The Company recognizes compensation expense related to these awards over the vesting periods based on the closing prices of the Company's common stock on the grant dates. If these awards contain performance criteria the grant date fair value is set assuming performance at target, and management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. In 2009, 2008 and 2007, the Company recognized $6.1 million, $0.1 million and $26.4 million, respectively, of pre-tax compensation expense and additional paid-in capital related to restricted stock and RSU awards.

        A summary of restricted stock and RSU activity for the years ended December 26, 2009, December 27, 2008 and December 29, 2007 is presented in the following table:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, December 30, 2006	1,679,552	$30.31
Granted	770,211	50.72
Vested	(476,451)	48.50
Forfeited	(249,031)	40.91

Nonvested, December 29, 2007	1,724,281	37.50
Granted	1,742,860	23.17
Vested	(859,661)	22.65
Forfeited	(348,519)	15.01

Nonvested, December 27, 2008	2,258,961	31.07
Granted	800,828	5.08
Vested	(496,813)	5.65
Forfeited	(633,031)	5.24

Nonvested, December 26, 2009	1,929,945	$16.24

        Restricted stock and RSUs are not included as shares outstanding in the calculation of basic earnings per share, but are included in the number of shares used to calculate diluted earnings per share as long as all applicable performance criteria are met, and their effect is dilutive. When the restriction lapses on restricted stock, the par value of the stock is reclassified from additional paid-in-capital to common stock. When the restriction lapses on RSUs, the units are converted to unrestricted shares of our common stock and the par value of the stock is reclassified from additional paid-in-capital to common stock. Unrestricted shares are included in shares outstanding for purposes of calculating both basic and diluted earnings per share. Depending on the terms of the applicable grant agreement, restricted stock and RSUs may be eligible to accrue all dividends declared on the Company's common stock during the vesting period; however, such dividends are not paid until the restrictions lapse.

Stock Units

        The Company previously had a shareholder approved deferred compensation program for certain of its executive officers that allows them to defer a portion of their cash compensation. Previously, these executive officers could allocate their deferrals to a stock unit account. Each stock unit is equal in value to one share of the Company's common stock. The Company matched deferrals used to purchase stock units with a 25% Company allocation of stock units. The value of deferred stock unit accounts is paid in shares of the Company's common stock when an executive officer retires or terminates employment. There were 5,337 and 8,008 stock units allocated to the accounts of these executive officers at December 26, 2009 and December 27, 2008, respectively. As a result of an amendment to the plan, no additional deferrals can be allocated to the stock unit accounts.

Stock Options

        The Company's stock options generally are issued at a price equal to fair market value on the grant date and typically expire within seven years of the grant date. Stock options granted under the OfficeMax Incentive and Performance Plan generally vest over a three year period.

        A summary of stock option activity for the years ended December 26, 2009, December 27, 2008 and December 29, 2007 is presented in the following table:

	2009		2008		2007
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Balance at beginning of year	1,495,795	$31.95	1,596,295	$31.84	1,753,188	$31.81
Options granted	2,071,360	4.77	—	—	35,000	31.39
Options exercised	—	—	—	—	(187,843)	31.49
Options forfeited and expired	(317,382)	26.70	(100,500)	30.08	(4,050)	32.88

Balance at end of year	3,249,773	$15.14	1,495,795	$31.95	1,596,295	$31.84

Exercisable at end of year	1,225,646		1,400,462		1,409,896
Weighted average fair value of options granted (Black-Scholes)	$2.63		—		$7.95

        The following table provides summarized information about stock options outstanding at December 26, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	11,171	—	$2.50	11,171	$2.50
$4.00 – $5.00	1,976,460	6.1	4.77	—	—
$18.00 – $28.00	534,782	0.7	27.65	534,782	27.65
$28.01 – $39.00	727,360	2.8	34.32	679,693	34.46

        The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is approximately $2.4 million. At December 26, 2009, the aggregate intrinsic value was $17.5 million for outstanding stock options and $0.1 million for exercisable stock options. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company's closing stock price on the last trading day of the fourth quarter of 2009 and the exercise price, multiplied by the number of in-the-money stock options at the end of the quarter).

        In 2009, the Company granted stock options for 2,071,360 shares of our common stock and estimated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 2.2% (based on the applicable Treasury bill rate); expected life of 3.0 years (based on the time period stock options are expected to be outstanding based on historical experience); and expected stock price volatility of 87.3% (based on the historical volatility of the Company's common stock). The Company did not grant any stock options during 2008. In 2007, the Company estimated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: risk-free interest rate of 4.5% (based on the applicable Treasury bill rate); expected dividends of 60 cents per share (based on actual cash dividends expected to be paid); expected life of 3.0 years (based on the time period stock options are expected to be outstanding based on historical experience); and expected stock price volatility of 35.5% (based on the historical volatility of the Company's common stock).

14.    Segment Information

        The Company manages its business using three reportable segments: OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other. Management reviews the performance of the Company based on these segments.

        OfficeMax, Contract distributes a broad line of items for the office, including office supplies and paper, technology products and solutions, print and document services and office furniture. OfficeMax, Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Australia and New Zealand, through office products stores. Substantially all products sold by OfficeMax, Contract are purchased from third-party manufacturers or industry wholesalers, except office papers. OfficeMax, Contract purchases office papers primarily from Boise White Paper, L.L.C., under a 12-year paper supply contract.

        OfficeMax, Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. In addition, this segment contracts with large national retail chains to supply office and school supplies to be sold in their stores. OfficeMax, Retail office supply stores feature OfficeMax ImPress, an in-store module devoted to print-for-pay and related services. OfficeMax, Retail has operations in the United States, Puerto Rico and the U.S. Virgin Islands. The retail segment also operates office products stores in Mexico through a 51%-owned joint venture. Substantially all products sold by OfficeMax, Retail are purchased from third-party manufacturers or industry wholesalers, except office papers. OfficeMax, Retail purchases office papers primarily from Boise White Paper, L.L.C., under the paper supply contract described above.

        Corporate and Other includes corporate support staff services and certain other legacy expenses as well as the related assets and liabilities. The income and expense related to certain assets and liabilities that are reported in the Corporate and Other segment have been allocated to the Contract and Retail segments.

        In the current year, management evaluated the segments' performances based on operating income (loss) after eliminating the effect of certain operating matters such as severances, facility closures, and asset impairments, that are not indicative of our core operations ("segment income (loss)".)

        The following table summarizes by geography, net sales for fiscal years 2009, 2008 and 2007, and non-current assets at each year-end:

	2009	2008	2007
	(millions)
Net sales
United States	$5,952.8	$6,728.5	$7,548.9
Foreign	1,259.3	1,538.5	1,533.1

	$7,212.1	$8,267.0	$9,082.0

Non-current assets
United States	$1,909.8	$2,187.3	$3,662.8
Foreign	138.4	131.3	416.3

	$2,048.2	$2,318.6	$4,079.1

        There is no single customer that accounts for 10% or more of consolidated trade sales.

        Segment sales to external customers by product line are as follows:

	2009	2008	2007
	(millions)
OfficeMax, Contract
Office supplies and paper	$2,138.5	$2,518.7	$2,696.3
Technology products	1,174.0	1,299.2	1,535.1
Office furniture	344.2	492.1	584.7

	3,656.7	4,310.0	4,816.1

OfficeMax, Retail
Office supplies and paper	1,392.7	1,551.7	1,610.6
Technology products	1,872.6	2,052.6	2,235.5
Office furniture	290.1	352.7	419.8

	3,555.4	3,957.0	4,265.9

Total OfficeMax
Office supplies and paper	$3,531.2	$4,070.4	$4,306.9
Technology products	3,046.6	3,351.8	3,770.6
Office furniture	634.3	844.8	1,004.5

	$7,212.1	$8,267.0	$9,082.0

        The following tables contain details of the Company's operations by segment:

	Sales	Segment income	Goodwill and other asset impairments	Other operating, net	Operating income	Interest and other, net	Income(loss) before income taxes
	(millions)
Year ended December 26, 2009
OfficeMax, Contract	$3,656.7	$58.0	$—	$(15.3)	$42.7
OfficeMax, Retail	3,555.4	44.9	(17.6)	(33.3)	(6.0)
Corporate and Other	—	(40.0)	—	(0.7)	(40.7)

	$7,212.1	$62.9	$(17.6)	$(49.3)	$(4.0)	$(26.3)	$(30.3)

Year ended December 27, 2008
OfficeMax, Contract	$4,310.0	$167.3	$(815.5)	$(9.3)	$(657.5)
OfficeMax, Retail	3,957.0	61.2	(548.9)	(17.4)	(505.1)
Corporate and Other	—	(36.6)	(735.8)	(1.2)	(773.6)

	$8,267.0	$191.9	$(2,100.2)	$(27.9)	$(1,936.2)	$(36.2)	$(1,972.4)

Year ended December 29, 2007
OfficeMax, Contract	$4,816.1	$207.9	$—	$—	$207.9
OfficeMax, Retail	4,265.9	173.7	—	—	173.7
Corporate and Other	—	(37.4)	—	—	(37.4)

	$9,082.0	$344.2	$—	$—	$344.2	$(6.7)	$337.5

	Selected components of income (loss)
	Earnings from affiliates	Depreciation and amortization	Capital expenditures	Assets	Investments in affiliates
	(millions)
Year ended December 26, 2009
OfficeMax, Contract	$—	$57.5	$18.0	$1,035.2	—
OfficeMax, Retail	—	58.9	20.3	1,239.6	—
Corporate and Other	6.7	—	—	1,794.7	175.0

	$6.7	$116.4	$38.3	$4,069.5	$175.0

Year ended December 27, 2008
OfficeMax, Contract	$—	$65.6	$34.2	$895.4	—
OfficeMax, Retail	—	77.2	109.8	1,504.8	—
Corporate and Other	6.2	0.1	—	1,773.4	175.0

	$6.2	$142.9	$144.0	$4,173.6	$175.0

Year ended December 29, 2007
OfficeMax, Contract	$—	$66.6	$42.5	$1,778.2	—
OfficeMax, Retail	—	64.9	98.3	2,238.5	—
Corporate and Other	6.1	0.1	—	2,267.1	175.0

	$6.1	$131.6	$140.8	$6,283.8	$175.0

15.    Commitments and Guarantees

Commitments

        The Company has commitments for minimum lease payments due under noncancelable leases and for the repayment of outstanding long-term debt. In addition, the Company has purchase obligations for goods and services and capital expenditures that were entered into in the normal course of business. As previously disclosed, we have liabilities associated with retirement and benefit plans.

        In connection with the sale of our paper, forest products and timberland assets in 2004, the Company entered into a paper supply contract with a former affiliate of Boise Cascade, L.L.C., Boise White Paper, L.L.C., now owned by Boise Inc., under which we are obligated to purchase our North American requirements for cut-size office paper, to the extent Boise White Paper, L.L.C. or its successor, produces such paper, until December 2012, at prices approximating market levels. The Company's purchase obligations under the agreement will phase-out over a four-year period beginning one year after the delivery of notice of termination, but not prior to December 31, 2012. Purchases under the agreement were $633.9 million, $668.3 million and $702.2 million for 2009, 2008 and 2007, respectively.

        In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to put its 49% interest in the joint venture to OfficeMax if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to put its ownership interest to OfficeMax, the redemption value would be calculated based on the joint venture's earnings for the last four quarters before interest, taxes and depreciation and amortization, and the current market multiples of similar companies. At December 26, 2009, Grupo OfficeMax met the earnings targets and the estimated redemption value of the minority owner's interest was $21.1 million. While this estimated value is less than the book value at December 26, 2009, other valuation methodologies yield an estimated fair value that is consistent with the December 26, 2009 book value.

Guarantees

        The Company provides guarantees, indemnifications and assurances to others.

        Indemnification obligations may arise from the Asset Purchase Agreement between OfficeMax Incorporated, OfficeMax Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C. and Boise Land & Timber Corp. The Company has agreed to provide indemnification with respect to a variety of obligations. These indemnification obligations are subject, in some cases, to survival periods, deductibles and caps. At December 26, 2009, the Company is not aware of any material liabilities arising from these indemnifications.

        There are eight operating leases that have been assigned to other parties but for which the Company remains contingently liable in the event of nonpayment by the other parties. The lease terms vary and, assuming exercise of renewal options, extend through 2019. Annual rental payments under these leases are approximately $3.9 million.

        The Company and its affiliates enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, officer and director indemnifications against third-party claims arising out of arrangements to provide services to the Company and indemnifications in merger and acquisition agreements. It is impossible to quantify the maximum potential liability under these indemnifications. At December 26, 2009, the Company is not aware of any material liabilities arising from these indemnifications.

16.    Legal Proceedings and Contingencies

        OfficeMax Incorporated and certain of its subsidiaries are named as defendants in a number of lawsuits, claims and proceedings arising out of the operation of the paper and forest products assets prior to the closing of the 2004 sale transaction, for which OfficeMax agreed to retain responsibility. Also, as part of the sale, we agreed to retain responsibility for all pending or threatened proceedings and future proceedings alleging asbestos-related injuries arising out of the operation of the paper and forest products assets prior to the closing of the sale. We do not believe any of these retained proceedings are material to our business.

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

17.    Quarterly Results of Operations (unaudited)

Summarized quarterly financial data is as follows:

	2009				2008
	First(a)	Second(b)	Third(c)	Fourth(d)	First(e)	Second(f)	Third(g)	Fourth(h)
	(millions, except per-share and stock price information)
Sales	$1,912	$1,658	$1,832	$1,810	$2,303	$1,985	$2,096	$1,883
Gross Profit	465.6	394.9	434.7	442.4	587.8	483.6	526.5	456.5
Percent of sales	24.4%	23.8%	23.7%	24.4%	25.5%	24.4%	25.1%	24.2%
Operating income	27.5	(27.5)	25.2	(29.2)	78.6	(902.6)	(681.5)	(430.7)
Net income (loss) available to OfficeMax common shareholders	13	(18)	6	(3)	62	(895)	(433)	(396)
Net income (loss) per common share available to OfficeMax common shareholders(i)
Basic	0.17	(0.23)	0.07	(0.04)	0.82	(11.79)	(5.70)	(5.21)
Diluted	0.17	(0.23)	0.07	(0.04)	0.81	(11.79)	(5.70)	(5.21)
Common stock dividends paid per share	—	—	—	—	.15	.15	.15	.15
Common stock prices(j)
High	8.44	9.49	13.92	14.50	25.64	22.22	16.23	10.96
Low	1.86	2.88	4.81	9.58	17.12	13.41	9.14	2.84
(a)
Includes a $9.9 million pre-tax charge related to Retail store closures in the U.S., and a pre-tax benefit of $2.6 million recorded as other income related to tax distributions on the Boise Investment.

(b)
Includes a $21.3 million pre-tax charge primarily related to Retail store closures in the U.S., a $6.9 million pre-tax severance charge recorded in the Contract segment, and a pre-tax benefit of $4.4 million recorded as interest income related to a tax escrow balance established in a prior period in connection with our legacy Voyageur Panel business sold in 2004.

(c)
Includes a $1.5 million pre-tax severance charge recorded in the Contract segment.

(d)
Includes a $17.6 million non-cash pre-tax charge to impair fixed assets associated with our Retail stores in the U.S. and Mexico and $9.6 million of pre-tax severance and other charges, principally related to reorganizations of our U.S. and Canadian Contract sales forces and customer fulfillment centers, as well as a streamlining of our Retail store staffing. Also includes the release of $14.9 million in tax uncertainty reserves related to the deductibility of interest on certain of our industrial revenue bonds.

(e)
Includes a $2.4 million pre-tax charge related to the consolidation of the Contract segment's manufacturing facilities in New Zealand, a $1.8 million pre-tax charge related to restructuring the Retail field and ImPress print and document services management organization, and a gain of $20.5 million related to a tax distribution on the Boise Investment.

(f)
Includes a $935.3 million non-cash pre-tax charge related to impairment of goodwill, trade names and fixed assets, a $10.2 million pre-tax charge related to employee severance from the reorganization of Retail store management, and a gain of $3.1 million pre-tax, related to the legacy Voyageur Panel business sold in 2004.

(g)
Includes a $735.8 million non-cash pre-tax impairment charge related to the timber installment notes receivable due from Lehman as well as $17.2 million of ongoing interest expense on the related securitization notes payable.

(h)
Includes a $429.1 million non-cash pre-tax charge related to impairment of goodwill, trade names and fixed assets, as well as a related $6.5 million favorable impact to joint venture results attributable to OfficeMax common shareholders, net of tax. Also includes an $11.9 million pre-tax charge for field/corporate reorganizations and reductions in force, consisting primarily of severance costs, a $4.7 million pre-tax charge related to Retail lease terminations and store closures, and $3.2 million of ongoing interest expense on the timber securitization notes payable.

(i)
Quarters added together may not equal full year amount because each quarter is calculated on a stand-alone basis.

(j)
The Company's common stock (symbol OMX) is traded on the New York Stock Exchange.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
OfficeMax Incorporated:

        We have audited the accompanying consolidated balance sheets of OfficeMax Incorporated and subsidiaries as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 26, 2009. We also have audited OfficeMax Incorporated's internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). OfficeMax Incorporated's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OfficeMax Incorporated and subsidiaries as of December 26, 2009 and December 27, 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 26, 2009, in conformity with

U.S. generally accepted accounting principles. It is also our opinion, OfficeMax Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 26, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

KPMG LLP

Chicago, Illinois
February 22, 2010

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

  Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 26, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

  Based on this assessment, management concluded that as of December 26, 2009, OfficeMax's internal control over financial reporting was effective.

  KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. That report is included on page 90 of this Form 10-K.

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

(a)
None.

 PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning directors and nominees for director is presented under the caption "Board of Directors" in our proxy statement and is incorporated herein by reference.

        Information concerning our officers is presented under the caption "Executive Officers of the Registrant" in Part 1 of this Form 10-K and is incorporated herein by reference.

        Information concerning our Audit Committee and our Audit Committee financial expert is set forth under the caption "Audit Committee Report" in our proxy statement and is incorporated herein by reference.

        Information concerning the procedures by which security holders may recommend nominees to our Board of Directors is set forth under the caption "Other Information—Stockholder Nominations for Directors" in our proxy statement and is incorporated herein by reference.

        Information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption "Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement and is incorporated herein by reference.

        We have adopted a Code of Ethics that applies to all OfficeMax employees and directors, including our senior financial officers. Copies of the Code are available, free of charge, on our website at www.officemax.com, by clicking on "Investor Relations" under the "About OfficeMax" heading and then on "Code of Ethics." You also may obtain copies of this Code by contacting our Investor Relations Department, 263 Shuman Boulevard, Naperville, Illinois 60563, or by calling (630) 864-6800. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to disclose such amendments or waivers by posting the required information on our website at the address above.

ITEM 11.   EXECUTIVE COMPENSATION

        Information concerning compensation of OfficeMax's executive officers and directors for the year ended December 26, 2009, is presented under the captions "Compensation Discussion and Analysis," "Summary Compensation Table," "Award Tables," "Other Compensation and Benefit Plans," "Estimated Current Value of Change in Control Benefits," "Estimated Termination Benefits" and "Director Compensation" in our proxy statement. This information is incorporated herein by reference.

        Information concerning compensation committee interlocks is presented under the caption "Executive Compensation Committee Interlocks and Insider Participation" in our proxy statement and is incorporated herein by reference.

        The report of our Executive Compensation Committee can be found under the caption "Executive Compensation Committee Report" in our proxy statement and is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning the security ownership of certain beneficial owners as of December 31, 2009, is set forth under the caption "Stock Ownership—Ownership of More Than 5% of OfficeMax Stock" in our proxy statement and is incorporated herein by reference.

        Information concerning the security ownership of our directors and executive officers as of December 31, 2009, is set forth under the caption "Stock Ownership—Directors and Executive Officers" in our proxy statement and is incorporated herein by reference.

        Our shareholders have approved all of the Company's equity compensation plans, including the Director Stock Compensation Plan (the "DSCP") and the 2003 OfficeMax Incentive and Performance Plan (the "2003 Plan"), formerly the Boise Incentive and Performance Plan. These plans are designed to further align our directors' and management's interests with the Company's long-term performance and the long-term interests of our shareholders. The following table provides information regarding the equity securities that may be issued under our equity compensation plans as of December 26, 2009.

Equity Compensation Plan Information(1)
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (#)
Equity compensation plans approved by security holders	5,179,718	(2)	$9.50	4,452,947	(3)
Equity compensation plans not approved by security holders	—		—	—

Total	5,179,718		$9.50	4,452,947

(1)
None of the following are included in this table: (a) interests in shares of common stock in the OfficeMax Common Stock Fund held by the trustee of the Company's 401(k) Savings Plan, (b) Series D Preferred Stock in the Employee Stock Ownership Plan (ESOP) fund (c) the deferred stock unit components of the Company's 2001 Key Executive Deferred Compensation Plan or (d) interests in the Company stock fund of the Executive Savings Deferral Plan.

(2)
Includes 11,171 shares issuable under the DSCP, 13,000 shares issuable under the Director Stock Option Plan, 948,142 shares issuable under the Key Executive Stock Option Plan, and 4,207,405 shares issuable under the 2003 Plan. The Director Stock Option Plan and Key Executive Stock Option Plan have been replaced by the 2003 Plan.

(3)
As of December 26, 2009, 53,491 shares were issuable under the DSCP and 4,399,456 shares were issuable under the 2003 Plan.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Information concerning the independence of our directors, certain relationships and related transactions during 2009 and our policies with respect to such transactions is set forth under the captions "Board of Directors Director Independence" and "Board of Directors Related Transactions" in our proxy statement and is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning principal accountant fees and services is set forth under the captions "Items You May Vote On—Appointment of Independent Registered Public Accounting Firm" and "Audit Committee Report—Audit, Audit Related, and Other Nonaudit Services" in our proxy statement and is incorporated herein by reference.

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

    •
    Consolidated Balance Sheets as of December 26, 2009 and December 27, 2008.

    •
    Consolidated Statements of Operations for the years ended December 26, 2009, December 27, 2008 and December 29, 2007.

    •
    Consolidated Statements of Cash Flows for the years ended December 26, 2009, December 27, 2008 and December 29, 2007.

    •
    Consolidated Statements of Equity for the years ended December 26, 2009, December 27, 2008 and December 29, 2007.

    •
    Notes to Consolidated Financial Statements.

    •
    Report of Independent Registered Public Accounting Firm.

  (2)
  Financial Statement Schedules.

    All financial statement schedules have been omitted because they are inapplicable, not required or shown in the financial statements and notes in "Item 8. Financial Statements and Supplementary Data" of this Form 10-K.

  (3)
  Exhibits.

    A list of the exhibits required to be filed as part of this report is set forth in the Index to Exhibits, which immediately precedes such exhibits and is incorporated herein by reference.

(b)
Exhibits.

        See Index to Exhibits.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OfficeMax Incorporated
	By	/s/ SAM K. DUNCAN Sam K. Duncan Chief Executive Officer
Dated: February 22, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 22, 2010.

Signature	Capacity

(i) Principal Executive Officer:
/s/ SAM K. DUNCAN Sam K. Duncan	Chief Executive Officer
(ii) Principal Financial Officer:
/s/ BRUCE BESANKO Bruce Besanko	Executive Vice President, Chief Financial Officer and Chief Administrative Officer
(iii) Principal Accounting Officer:
/s/ DEBORAH A. O'CONNOR Deborah A. O'Connor	Senior Vice President, Finance and Chief Accounting Officer
(iv) Directors:
/s/ DORRIT J. BERN Dorrit J. Bern	/s/ WARREN F. BRYANT Warren F. Bryant
/s/ JOSEPH M. DEPINTO Joseph M. DePinto	/s/ SAM K. DUNCAN Sam K. Duncan
/s/ RAKESH GANGWAL Rakesh Gangwal	/s/ WILLIAM J. MONTGORIS William J. Montgoris
/s/ FRANCESCA RUIZ DE LUZURIAGA Francesca Ruiz de Luzuriaga	/s/ DAVID M. SZYMANSKI David M. Szymanski

Consent of Independent Registered Public Accounting Firm

To the Board of Directors of OfficeMax Incorporated:

        We consent to the incorporation by reference in the registration statement (No. 333-162866) on Form S-1; the registration statements (Nos. 33-28595, 33-21964, 33-31642, 333-105223, 333-37124, 333-86425, 333-86427, 333-61106, 333-113648, 333-110397 and 333-150957) on Form S-8; and the registration statements (Nos. 333-41033, 333-74450 and 333-86362) on Form S-3 of OfficeMax Incorporated of our report dated February 22, 2010, with respect to the consolidated balance sheets of OfficeMax Incorporated as of December 26, 2009 and December 27, 2008, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 26, 2009, and the effectiveness of internal control over financial reporting as of December 26, 2009, which report appears in the December 26, 2009 annual report on Form 10-K of OfficeMax Incorporated.

/s/ KPMG LLP KPMG LLP

Chicago, Illinois
February 22, 2010

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed with the Annual Report on Form 10-K for the fiscal year ended December 26, 2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement dated July 26, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise Southern Company, Minidoka Paper Company and Forest Products Holdings, L.L.C., and Boise Land & Timber Corp.	8-K	001-05057	2	7/28/2004
3.1	Conformed Restated Certificate of Incorporation, as restated to date	S-1	333-162866	3.1.1	11/4/2009
3.2	Amended and Restated Bylaws, as amended to February 12, 2009	8-K	001-05057	3.1	2/18/2009
4.1(1)	Trust Indenture between Boise Cascade Corporation (now OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended	S-3	33-5673	4	5/13/1986
4.2	Amended and Restated Loan and Security Agreement dated as of July 12, 2007	8-K	001-05057	99.1	7/18/2007
4.3	Indenture dated as of December 21, 2004 by and between OMX Timber Finance Investments II, LLC, as the Issuer and Wells Fargo Bank Northwest, N.A., as Trustee.	8-K	001-05057	99.1	9/22/2008
4.4	Indenture dated as of December 21, 2004 by and between OMX Timber Finance Investments I, LLC, as the Issuer and Wells Fargo Bank Northwest, N.A., as Trustee.	S-1/A	333-162866	4.4	12/14/2009
9	Inapplicable
10.1(a)	Paper Purchase Agreement between Boise White Paper, L.L.C., OfficeMax Contract, Inc., and OfficeMax North America, Inc.	10-Q	001-05057	10.1	11/9/2004
10.2	Installment Note for $559,500,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.3	11/9/2004

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.3	Installment Note for $258,000,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Southern Company (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.4	11/9/2004
10.4	Installment Note for $817,500,000 between Boise Land & Timber II, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.5	11/9/2004
10.5	Guaranty by Wachovia Corporation dated October 29, 2004	10-Q	001-05057	10.6	11/9/2004
10.6	Guaranty by Lehman Brothers Holdings Inc. dated October 29, 2004	10-Q	001-05057	10.7	11/9/2004
10.7	Registration Rights Agreement among Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C. dated October 29, 2004	10-Q	001-05057	10.11	11/9/2004
10.8	Restructuring Agreement and Amendment No. 1 to Securityholders Agreement by and among Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C., Boise Land & Timber Corp., Forest Product Holdings, L.L.C., OfficeMax Incorporated and Kooskia Investment Corporation	8-K	001-05057	99.1	11/15/2006
10.9	Boise Cascade Holdings, L.L.C. Second Amended and Restated Operating Agreement	8-K	001-05057	99.2	11/16/2006
10.10	Securityholders Agreement among Boise Cascade Corporation (now OfficeMax incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004	10-Q	001-05057	10.14	11/9/2004
10.11	Purchase Agreement dated December 13, 2004, between OMX Timber Finance Investments I, LLC, OMX Timber Finance Investments II, LLC, OfficeMax Incorporated, Wachovia Capital Markets, LLC, and Lehman Brothers Inc.	8-K	001-05057	10.1	12/17/2004

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.12	Indemnification Agreement dated December 13, 2004, between Wachovia Corporation, Lehman Brothers Holdings Inc., OMX Timber Finance Investments I, LLC, OMX Timber Finance Investments II, LLC, OfficeMax Incorporated, Wachovia Capital Markets, LLC, Lehman Brothers Inc.	8-K	001-05057	10.2	12/17/2004
10.13†	Executive Savings Deferral Plan	8-K	001-05057	10.2	12/15/2004
10.14†	2005 Deferred Compensation Plan	8-K	001-05057	10.3	12/15/2004
10.15†	2005 Directors Deferred Compensation Plan	8-K	001-05057	10.4	12/15/2004
10.16†	Directors Compensation Summary Sheet					X
10.17†	Form of OfficeMax Incorporated Nonstatutory Stock Option Agreement	8-K	001-05057	10.1	1/6/2005
10.18†	Executive Life Insurance Program	8-K	001-05057	10.1	2/16/2005
10.19†	Officer Annual Physical Program	8-K	001-05057	10.2	2/16/2005
10.20†	Financial Counseling Program	8-K	001-05057	10.3	2/16/2005
10.21†	Executive Officer Mandatory Retirement Policy	10-K	001-05057	10.31	3/16/2005
10.22†	1982 Executive Officer Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.4	3/2/2004
10.23†	Nonbusiness Use of Corporate Aircraft Policy, as amended	10-K	001-05057	10.13	3/14/1994
10.24†	Supplemental Early Retirement Plan for Executive Officers, as amended through September 26, 2003	10-K	001-05057	10.6	3/2/2004
10.25†	Boise Cascade Corporation (now OfficeMax Incorporated) Supplemental Pension Plan, as amended through September 26, 2003	10-K	001-05057	10.7	3/2/2004
10.26†	1980 Split Dollar Life Insurance Plan, as amended through September 25, 2003	10-K	001-05057	10.10	3/2/2004
10.27†	Form of Directors' Indemnification Agreement, as revised September 26, 2003	10-K	001-05057	10.15	3/2/2004

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.28(2)†	Deferred Compensation and Benefits Trust, as amended for the Form of Sixth Amendment dated May 1, 2001	10-Q	001-05057	10	11/13/2001
10.29†	Director Stock Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.17	3/2/2004
10.30†	Directors Stock Option Plan, as amended through September 26, 2003	10-K	001-05057	10.18	3/2/2004
10.31†	2001 Key Executive Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.23	3/2/2004
10.32†	2001 Board of Directors Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.24	3/2/2004
10.33†	Key Executive Performance Unit Plan, as amended through September 26, 2003	10-K	001-05057	10.25	3/2/2004
10.34†	2003 Director Stock Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.26	3/2/2004
10.35†	Employment Agreement between OfficeMax Incorporated and Sam Duncan dated April 15, 2005	8-K	001-05057	10.1	4/20/2005
10.36†	Nonstatutory Stock Option Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—70,000 shares	8-K	001-05057	10.2	4/20/2005
10.37†	Nonstatutory Stock Option Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—180,000 shares	8-K	001-05057	10.3	4/20/2005
10.38†	Restricted Stock Unit Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—35,000 units	8-K	001-05057	10.4	4/20/2005
10.39†	Restricted Stock Unit Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—15,000 units	8-K	001-05057	10.5	4/20/2005
10.40	Amended and Restated Going Public Agreement dated as of May 17, 2005	8-K	001-05057	10.1	5/23/2005
10.41†	Amendment to the OfficeMax Incorporated 2003 Director Stock Compensation Plan	8-K	001-05057	—	2/20/2007

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.42†	Amendment to OfficeMax Incorporated Executive Savings Deferral Plan	8-K	001-05057	99.2	12/14/2005
10.43†	Form of 2006 Restricted Stock Unit Award Agreement	8-K	001-05057	10.2	2/15/2006
10.44†	Form of 2007 Directors' Restricted Stock Unit Award Agreement	8-K	001-05057	99.3	8/1/2007
10.45†	Letter Agreement between OfficeMax Incorporated and Mr. Martin dated September 12, 2007	8-K	001-05057	99.1	9/19/2007
10.46†	Restricted Stock Unit Award Agreement between OfficeMax Incorporated and Mr. Martin dated September 17, 2007	8-K	001-05057	99.2	9/19/2007
10.47†	Nonstatutory Stock Option Award Agreement between OfficeMax Incorporated and Mr. Martin dated September 17, 2007	8-K	001-05057	99.3	9/19/2007
10.48†	Nondisclosure and Noncompetition Agreement between OfficeMax Incorporated and Mr. Martin dated September 13, 2007	8-K	001-05057	99.4	9/19/2007
10.49†	Mr. Vero's Relocation Repayment Agreement dated June 12, 2006	10-K	001-05057	10.81	2/27/2008
10.50†	Form of 2008 Restricted Stock Unit Award Agreement (Performance Based)	8-K	001-05057	99.2	2/26/2008
10.51†	Form of 2008 Restricted Stock Unit Award Agreement (Time Based)	10-Q	001-05057	10.3	5/7/2008
10.52†	2003 OfficeMax Incentive and Performance Plan as amended and restated effective April 23, 2008	S-8	333-150957	4.1	5/16/08
10.53†	Form of 2008 Director Restricted Stock Unit Award Agreement	8-K	001-05057	99.2	7/29/2008
10.54†	Form of Amendment to OfficeMax Incorporated 2007 Restricted Stock Unit Award Agreement granted to Sam Martin	10-Q	001-05057	10.3	11/6/2008
10.55†	Executive Officer Severance Pay Policy	10-Q	001-05057	10.4	11/6/2008
10.56†	Form of Executive Officer Change in Control Severance Agreement	10-Q	001-05057	10.5	11/6/2008

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.57†	Amendment to OfficeMax Incorporated 2005 Directors Deferred Compensation Plan	10-Q	001-05057	10.6	11/6/2008
10.58†	Form of Amendment to Employment Agreement between OfficeMax Incorporated and Sam Duncan	10-Q	001-05057	10.7	11/6/2008
10.59†	Form of Amendment to OfficeMax Incorporated 2005 Restricted Stock Unit Award Agreements granted to Sam Duncan	10-Q	001-05057	10.8	11/6/2008
10.60†	Second Amendment to the 2003 OfficeMax Incentive and Performance Plan as amended and restated effective April 23, 2008	8-K	001-05057	99.1	12/23/2008
10.61†	Form of Amendment of OfficeMax Incorporated Executive Savings Deferral Plan	8-K	001-05057	99.1	1/28/2009
10.62†	Form of 2009 Annual Incentive Award Agreement	8-K	001-05057	99.2	2/18/2009
10.63†	Sam Duncan Waiver and Ratification dated February 12, 2009	8-K	001-05057	99.3	2/18/2009
10.64†	Form of 2009 Restricted Stock Unit Award Agreement (Performance Based)	8-K	001-05057	99.4	2/18/2009
10.65†	Form of 2009 Nonqualified Stock Option Award Agreement.	8-K	001-05057	99.5	2/18/2009
10.66†	Bruce Besanko Change in Control Agreement	8-K	001-05057	99.1	3/6/2009
10.67†	Bruce Besanko Nondisclosure and Noncompetition Agreement	8-K	001-05057	99.2	3/6/2009
10.68†	Form of 2009 Director Restricted Stock Unit Award Agreement	8-K	001-05057	99.1	7/28/2009
10.69	Contribution Agreement between OfficeMax Incorporated and Evercore Trust Company, N.A., the independent fiduciary of the Master Trust	8-K	001-05057	99.1	11/4/09
10.70	Registration Rights Agreement between OfficeMax Incorporated and Evercore Trust Company, N.A., the independent fiduciary of the Master Trust	8-K	001-05057	99.2	11/4/09
11	Inapplicable
12	Inapplicable

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
13	Inapplicable
14(3)	Code of Ethics
16	Inapplicable
18	Inapplicable
21	Significant subsidiaries of the registrant					X
22	Inapplicable
23	Consent of KPMG LLP, independent registered public accounting firm (see page 97)					X
24	Inapplicable
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated					X

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

(2)
The Deferred Compensation and Benefits Trust, as amended and restated as of December 13, 1996, was filed as exhibit 10.18 in our Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Amendment No. 4, dated July 29, 1999, to the Deferred Compensation and Benefits Trust was filed as exhibit 10.18 in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Amendment No. 5, dated December 6, 2000, to the Deferred Compensation and Benefits Trust was filed as exhibit 10.18 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment No. 6, dated May 1, 2001, to the Deferred Compensation and Benefits Trust was filed as exhibit 10 in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001. Each of the documents referenced in this footnote is incorporated herein by reference.

(3)
Our Code of Ethics can be found on our website (www.officemax.com) by clicking on "About OfficeMax—Investor Relations" and then "Code of Ethics."