Form 10-Q
period 2010-03-27
OFFICEMAX INC
filed 2010-04-30
CIK 12978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2010

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 27, 2010
Common Stock, $2.50 par value	84,819,158

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Three Months Ended
	March 27, 2010	March 28, 2009
	(unaudited)
Sales	$1,917,254	$1,911,724
Cost of goods sold and occupancy costs	1,411,788	1,446,162

Gross profit	505,466	465,562
Operating expenses:
Operating and selling	362,970	358,679
General and administrative	78,955	69,444
Other operating expenses	14,188	9,940

Total operating expenses	456,113	438,063
Operating income	49,353	27,499
Interest expense	(18,316)	(19,348)
Interest income	10,616	10,462
Other income, net	51	2,627

Pre-tax income	41,704	21,240
Income tax expense	(15,401)	(8,210)

Net income attributable to OfficeMax and noncontrolling interest	26,303	13,030
Joint venture results attributable to noncontrolling interest	(855)	889

Net income attributable to OfficeMax	25,448	13,919
Preferred dividends	(669)	(772)

Net income available to OfficeMax common shareholders	$24,779	$13,147

Net income per common share:
Basic	$0.29	$0.17
Diluted	$0.29	$0.17

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	March 27, 2010	December 26, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$539,744	$486,570
Receivables, net	540,935	539,350
Inventories	725,715	805,646
Deferred income taxes and receivables	123,255	133,836
Other current assets	59,931	55,934

Total current assets	1,989,580	2,021,336
Property and equipment:
Land and land improvements	41,473	41,072
Buildings and improvements	488,998	483,133
Machinery and equipment	788,194	792,650

Total property and equipment	1,318,665	1,316,855
Accumulated depreciation	(910,840)	(894,707)

Net property and equipment	407,825	422,148
Intangible assets, net	83,293	83,806
Investment in affiliates	175,000	175,000
Timber notes receivable	899,250	899,250
Deferred income taxes	309,008	300,900
Other non-current assets	167,768	167,091

Total assets	$4,031,724	$4,069,531

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	March 27, 2010	December, 26, 2009
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$22,640	$22,430
Accounts payable	634,850	687,340
Income tax payable	9,134	3,389
Accrued expenses and other current liabilities:
Compensation and benefits	115,910	153,408
Other	229,850	225,125

Total current liabilities	1,012,384	1,091,692
Long-term debt, less current portion	273,719	274,622
Non-recourse debt	1,470,000	1,470,000
Other long-term obligations:
Compensation and benefits	277,504	277,247
Deferred gain on sale of assets	179,757	179,757
Other long-term obligations	254,579	244,958

Total other long-term obligations	711,840	701,962
Noncontrolling interest in joint venture	39,880	28,059
Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 768,652 and 810,654 shares outstanding	34,589	36,479
Common stock—$2.50 par value; 200,000,000 shares authorized; 84,812,620 and 84,624,726 shares outstanding	212,028	211,562
Additional paid-in capital	982,789	989,912
Accumulated deficit	(578,105)	(602,242)
Accumulated other comprehensive loss	(127,400)	(132,515)

Total OfficeMax shareholders’ equity	523,901	503,196

Total liabilities and shareholders’ equity	$4,031,724	$4,069,531

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(thousands)

	Three months Ended
	March 27, 2010	March 28, 2009
	(unaudited)
Cash provided by operations:
Net income attributable to OfficeMax and noncontrolling interest	$26,303	$13,030
Non-cash items in net income:
Earnings from affiliates	(1,754)	(2,510)
Depreciation and amortization	26,415	29,867
Other	3,974	7,253
Changes in operating assets and liabilities:
Receivables	964	(9,254)
Inventories	81,954	126,362
Accounts payable and accrued liabilities	(86,455)	(161,948)
Current and deferred income taxes	18,646	3,808
Other	(6,019)	(3,520)

Cash provided by operations	64,028	3,088
Cash used for investment:
Expenditures for property and equipment	(9,245)	(10,871)
Proceeds from sale of assets	415	348

Cash used for investment	(8,830)	(10,523)
Cash used for financing:
Cash dividends paid—preferred stock	(1,348)	(1,621)
Payments of short-term borrowings, net	(174)	(4,553)
Payments of long-term debt	(662)	(5,235)
Purchase of Series D preferred stock	(1,642)	(3,395)
Proceeds from exercise of stock options	808	—
Other	7	589

Cash used for financing	(3,011)	(14,215)
Effect of exchange rates on cash and cash equivalents	987	126
Increase (decrease) in cash and cash equivalents	53,174	(21,524)
Cash and cash equivalents at beginning of period	486,570	170,779

Cash and cash equivalents at end of period	$539,744	$149,255

See accompanying notes to quarterly consolidated financial statements

Notes to Quarterly Consolidated Financial Statements (unaudited)

1. Basis of Presentation

OfficeMax Incorporated (“OfficeMax,” the “Company” or “we”) is a leader in both business-to-business and retail office products distribution. The Company provides office supplies and paper, print and document services, technology products and solutions and office furniture to large, medium and small businesses, government offices and consumers. OfficeMax customers are serviced by over 30,000 associates through direct sales, catalogs, the Internet and a network of retail stores located throughout the United States, Canada, Australia, New Zealand and Mexico.

The accompanying quarterly consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries, except our 90%-owned subsidiary in Cuba which is accounted for as an investment due to various asset restrictions. We also consolidate the variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements are for the thirteen-week period ended on March 27, 2010 (also referred to as the “first quarter of 2010” or the “first three months of 2010”) and the thirteen-week period ended on March 28, 2009 (also referred to as the “first quarter of 2009” or the “first three months of 2009”). The Company’s fiscal year ends on the last Saturday in December. Due primarily to statutory reporting requirements, the Company’s international businesses maintain December 31, year-ends and end their quarters on the last calendar day of the month, with our majority-owned joint venture in Mexico reporting one month in arrears.

The Company manages its business using three reportable segments: OfficeMax, Contract (“Contract segment” or “Contract”); OfficeMax, Retail (“Retail segment” or “Retail”); and Corporate and Other. Management reviews the performance of the Company based on these segments. We present information pertaining to our segments in Note 10. Segment Information.

The Company has prepared the quarterly consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. These quarterly consolidated financial statements should be read together with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.

The quarterly consolidated financial statements included herein have not been audited by an independent registered public accounting firm, but in the opinion of management, include all adjustments necessary to present fairly the results for the periods. Except as disclosed within these “Notes to Quarterly Consolidated Financial Statements (unaudited),” the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results which may be expected for a full year.

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued guidance which eliminates previous exceptions to rules requiring the consolidation of qualifying special-purpose entities, which will result in more entities being subject to consolidation assessments and reassessments. This guidance requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”) and clarifies characteristics that identify a VIE. In addition, additional disclosures are required about a company’s involvement with a VIE and any significant changes in risk exposure due to that involvement. The Company adopted the updated guidance in the first quarter of 2010. There was no impact on the Company’s results of operations or financial condition.

2. Facility Closure Reserves

The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities and closes those facilities that are no longer strategically viable or economically beneficial. The Company records a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred, primarily the location’s cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the required payments.

During the first quarter of 2010, the Company recorded pre-tax charges of $13.4 million in its Retail segment related to facility closure, of which $12.0 million related to the lease liability and other costs associated with closing seven underperforming domestic stores prior to the end of their lease terms and $1.4 million of associated asset impairments and other items. During the first quarter of 2009, the Company recorded a pre-tax charge of $9.9 million in its Retail segment related to the closing of eight underperforming stores prior to the end of their lease terms, of which six were in the U.S. and two were in Mexico. These charges were included in other operating expenses in the Consolidated Statements of Operations.

Facility closure reserve account activity during the first three months of 2010 and 2009 was as follows:

	March 27, 2010
	Lease\Contract Terminations	Other	Total
	(thousands)
Balance at December 26, 2009	$61,559	$13	$61,572
Charges related to stores closed in 2010	11,869	103	11,972
Transfer of deferred rent balance	1,671	—	1,671
Cash payments	(6,816)	(9)	(6,825)
Accretion	755	—	755

Balance at March 27, 2010	$69,038	$107	$69,145

	March 28, 2009
	Lease\Contract Terminations	Other	Total
	(thousands)
Balance at December 27, 2008	$48,439	$494	$48,933
Charges related to stores closed in 2009	9,860	80	9,940
Transfer of deferred rent balance	1,307	—	1,307
Changes to estimated costs included in income	1,555	(409)	1,146
Cash payments	(5,427)	(59)	(5,486)
Accretion	438	—	438

Balance at March 28, 2009	$56,172	$106	$56,278

At March 27, 2010, the lease termination component of the facilities closure reserve consisted of the following:

March 27, 2010
(thousands)
Estimated future lease obligations	$122,152
Less: anticipated sublease income	(53,114)

Total	$69,038

In addition, the Company is the lessee of a non-operating, building materials manufacturing facility near Elma, Washington. During 2006, the Company ceased operations at the facility, fully impaired the assets and recorded a reserve, which is separate from the facility closure reserve above, for the related lease payments and other contract termination and closure costs. The liabilities of the Elma facility ($14.0 million in total) are recorded in other current liabilities and other long-term liabilities in the Consolidated Balance Sheets. Subsequent to March 27, 2010, the Company signed an agreement with the lessor to terminate the lease, and contracted with a third party for the sale of the equipment, subject to a financing contingency. In the second quarter, we expect to record a favorable adjustment to the reserve balance related to the lease termination. Assuming the equipment purchaser obtains its financing and the sale transaction closes, we expect to record an additional favorable reserve adjustment at the time of the transaction closing.

3. Severance and Other Charges

The first quarter of 2010 included a charge recorded in our Contract segment of $0.8 million for severance related to reorganizations in our U.S. Contract operations. This charge was included in other operating expenses in the Consolidated Statements of Operations.

As of March 27, 2010, $2.8 million of severance charges recorded in 2010 and 2009 remain to be paid and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

4. Timber Notes/Non-Recourse Debt

In October 2004, we sold our timberland assets in exchange for $15 million in cash plus credit-enhanced timber installment notes in the amount of $1,635 million (the “Installment Notes”). The Installment Notes were issued by single-member limited liability companies formed by affiliates of Boise Cascade, L.L.C. (the “Note Issuers”). The Installment Notes are 15-year non-amortizing obligations and were issued in two equal $817.5 million tranches bearing interest at 5.11% and 4.98%, respectively. In order to support the issuance of the Installment Notes, the Note Issuers transferred a total of $1,635 million in cash to Lehman Brothers Holdings Inc. (“Lehman”) and Wachovia Corporation (“Wachovia”) (which was later purchased by Wells Fargo & Company). Lehman and Wachovia each received $817.5 million. Lehman and Wachovia issued collateral notes (the “Collateral Notes”) to the Note Issuers. Concurrently with the issuance of the Installment and Collateral Notes, Lehman and Wachovia guaranteed the respective Installment Notes and the Note Issuers pledged the Collateral Notes as security for the performance of the Installment Note obligations.

In December 2004, we completed a securitization transaction in which the Company’s interests in the Installment Notes and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries. The subsidiaries pledged the Installment Notes and related guarantees and issued securitized notes (the “Securitization Notes”) in the amount of $1,470 million ($735 million through the structure supported by the Lehman guaranty and $735 million through the structure supported by the Wachovia guaranty). As a result of these transactions, we received $1,470 million in cash. Recourse on the Securitization Notes is limited to the proceeds of the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty, and therefore there is no recourse against OfficeMax.

On September 15, 2008, Lehman, the guarantor of half of the Installment Notes and the Securitization Notes, filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under chapter 11 of the United States Bankruptcy Code. Lehman’s bankruptcy filing constituted an event of default under the $817.5 million Installment Note guaranteed by Lehman (the “Lehman Guaranteed Installment Note”). We evaluated the carrying value of the Lehman Guaranteed Installment Note and reduced it to the estimated amount we expect to collect, $81.8 million.

Since recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman and Wachovia guaranty, the Lehman Guaranteed Installment Note and the underlying Lehman guaranty will be transferred to the holders of the Securitization Notes guaranteed by Lehman in order to settle and extinguish that liability. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been extinguished. This will occur when the Lehman Guaranteed Installment Note and the guaranty are transferred to and accepted by the Securitization Note holders. We expect that this will occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman and the carrying value of the Lehman Guaranteed Installment Note in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

On April 14, 2010, Lehman filed its Debtors Disclosure Statement with the United States Bankruptcy Court for the Southern District of New York. The Disclosure Statement indicated a range of estimated recoveries for general unsecured creditors of Lehman. As our estimate is similar to the estimate included in the Disclosure Statement, we have not adjusted our estimated carrying value for the Lehman Guaranteed Installment Note.

5. Debt

Credit Agreements

On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the “U.S. Credit Agreement”) with a group of banks. The U.S. Credit Agreement permits the Company to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. Letters of credit, which may be issued under the U.S. Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. At March 27, 2010, the Company was in compliance with all covenants under the U.S. Credit Agreement. The U.S. Credit Agreement expires on July 12, 2012.

On September 30, 2009, Grand & Toy Limited, the Company’s wholly-owned subsidiary in Canada, entered into a Loan and Security Agreement (the “Canadian Credit Agreement”) with a group of banks. The Canadian Credit Agreement permits Grand & Toy Limited to borrow up to a maximum of C$60 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. Letters of credit, which may be issued under the Canadian Credit Agreement up to a maximum of C$10 million, reduce available borrowing capacity. Grand & Toy Limited was in compliance with all covenants under the Canadian Credit Agreement at the end of the first quarter of 2010. The Canadian Credit Agreement expires on July 12, 2012.

On March 15, 2010, the Company’s five wholly-owned subsidiaries based in Australia and New Zealand (the “Australasian subsidiaries”) entered into a Facility Agreement (the “Australasian Credit Agreement”) with a financial institution based in those countries. The Australasian Credit Agreement permits the Australasian subsidiaries to borrow up to a maximum of A$80 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of certain owned properties less certain reserves. At the end of the first quarter of 2010, the Australasian subsidiaries were in compliance with all covenants under the Australasian Credit Agreement. The Australasian Credit Agreement expires on March 15, 2013.

Borrowings and estimated availability under the Company’s credit agreements at the end of the first quarter of 2010 were as follows:

	U.S. Credit Agreement	Canadian Credit Agreement	Australasian Credit Agreement	Total
	(millions of U.S. dollars)
Maximum aggregate available borrowing amount	$514.8	$45.3	$65.3	$625.4
Less: Stand-by letters of credit	(60.6)	—	—	(60.6)

Estimated amount available for borrowing at the end of the first quarter of 2010	$454.2	$45.3	$65.3	$564.8

Maximum borrowings outstanding during first three months of 2010	$—	$—	$—	$—

Borrowings and availability under the Company’s credit agreements at December 26, 2009 were as follows:

	U.S. Credit Agreement	Canadian Credit Agreement	Total
	(millions of U.S. dollars)
Maximum aggregate available borrowing amount	$534.4	$39.7	$574.1
Less: Stand-by letters of credit	(61.1)	—	(61.1)

Amount available for borrowing at December 26, 2009	$473.3	$39.7	$513.0

Cash Paid for Interest

Cash payments for interest, excluding payments related to the timber notes, were $5.7 million and $5.3 million for the first three months of 2010 and 2009, respectively. Cash interest payments made on the Securitization Notes are completely offset by interest payments received on the Installment Notes.

6. Investments in Affiliates

In connection with the sale of the paper, forest products and timberland assets in 2004, the Company invested $175 million in the securities of affiliates of Boise Cascade, L.L.C. Due to the restructuring conducted by those affiliates, the investment is currently in Boise Cascade Holdings, L.L.C. (the “Boise Investment”). A portion of the securities received in exchange for the Company’s investment carry no voting rights. This investment is accounted for under the cost method as Boise Cascade Holdings, L.L.C. does not maintain separate ownership accounts for its affiliate’s members, and the Company does not have the ability to significantly influence its operating and financial policies. This investment is included in investment in affiliates in the Consolidated Balance Sheets.

Through its investment in Boise Inc., Boise Cascade Holdings, L.L.C. indirectly owned an interest in Boise White Paper, L.L.C. OfficeMax is obligated by contract to purchase its North American requirements for cut-size office paper from Boise White Paper, L.L.C. During the first quarter of 2010, Boise Cascade Holdings, L.L.C. sold its remaining investment in Boise Inc. As a result of the sale, the Company estimated the fair value of its investment in Boise Cascade Holdings, L.L.C. as of March 27, 2010 and concluded that there was no impairment to the carrying value of the investment. Also as a result of the sale, Boise White Paper, L.L.C. is no longer a related party to the Company, and as such, amounts presented as related party receivables of $6.5 million and related party payables of $37.1 million at December 26, 2009 have been included in “Receivables, net” and “Accounts Payable”.

The Boise Investment represented a continuing involvement in the operations of the business we sold in 2004. Therefore, approximately $180 million of gain realized from the sale in 2004 was deferred. This gain is expected to be recognized in earnings as the Company’s investment is reduced.

The non-voting securities of Boise Cascade Holdings, L.L.C. accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June and December. The Company recognized dividend income on this investment of $1.8 million and $1.6 million in the first three months of 2010 and 2009, respectively.

The Company receives distributions on the Boise Investment for the income tax liability associated with its share of allocated earnings. The Company did not receive any tax-related distributions in the first three months of 2010 but did receive $2.5 million in the first three months of 2009.

7. Financial Instruments

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (non-derivatives), short-term borrowings and trade accounts payable approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at March 27, 2010 and December 26, 2009. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	March 27, 2010		December 26, 2009
	Carrying Amount	Fair value	Carrying Amount	Fair value
	(millions)
Debt:
Fixed-rate debt	$280.3	$228.2	$280.9	$190.8
Variable-rate debt	16.1	15.8	16.7	16.4
Timber notes securitized
Wachovia	$735.0	$769.8	$735.0	$754.8
Lehman	735.0	81.8	735.0	81.8
Financial assets:
Timber notes receivable
Wachovia	$817.5	$840.8	$817.5	$823.6
Lehman	81.8	81.8	81.8	81.8

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

The carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•	Timber notes receivable: The fair value of the Installment Notes guaranteed by Wachovia is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 inputs). The fair value of the Lehman Guaranteed Installment Note reflects the estimated future cash flows of the note considering the estimated effects of the Lehman bankruptcy (Level 3 inputs).

•

Debt: The fair value of the Company’s debt is estimated based on quoted market prices when available or by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 inputs).

•

Securitization notes payable: The fair value of the Securitization Notes supported by Wachovia is estimated by discounting the future cash flows of the instruments at rates currently available to the Company for similar instruments of comparable maturities (Level 2 inputs). The fair value of the Securitization Notes supported by Lehman is estimated based on the future cash flows of the instruments in a bankruptcy proceeding (Level 3 inputs).

For the three months ended March 27, 2010 there was no change in assets and liabilities measured at estimated fair value using Level 3 inputs.

8. Income Taxes

The Company or its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and multiple state and foreign jurisdictions. Years prior to 2006 are no longer subject to U.S. Federal income tax examination, and the Company is no longer subject to income tax examinations in its major state jurisdictions for years before 2003.

At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment note structure allowed the Company to defer the resulting tax liability of $543 million until 2020, the maturity date for the Installment Notes. Due to the Lehman bankruptcy and note defaults, the Lehman portion of the gain will be triggered when the Lehman Guaranteed Installment Note is transferred to the Securitization Note holders as payment and/or when the Lehman bankruptcy is resolved. At that time, we expect to reduce the estimated cash payment due by utilizing our available alternative minimum tax credits.

As of March 27, 2010, the Company had $21.0 million of total gross unrecognized tax benefits. During the quarter, the Company derecognized amounts related to positions resulting in temporary differences. Of the total gross unrecognized benefits, approximately $6.8 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in future periods. The Company does not anticipate any tax settlements to occur within the next twelve months.

A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

Amount
(thousands)
Balance at December 26, 2009	$8,247
Increase related to prior year tax positions	12,795

Balance at March 27, 2010	$21,042

During the first three months of 2010 and 2009, the Company made cash payments for income taxes, net of refunds received, as follows:

	2010	2009
	(thousands)
Cash tax payments (refunds), net	$(3,245)	$4,584

9. Postretirement Benefit Plans

The following represents the components of net periodic pension and other postretirement benefit costs (income) which are recorded in general and administrative expense in the Consolidated Statements of Operations:

	Pension Benefits		Other Benefits
	Quarter Ended		Quarter Ended
	March 27, 2010	March 28, 2009	March 27, 2010	March 28, 2009
	(thousands)
Service cost	$676	$1,126	$65	$39
Interest cost	18,613	18,964	295	279
Expected return on plan assets	(20,876)	(19,794)	—	—
Recognized actuarial loss	3,346	5,391	48	50
Amortization of prior service costs and other	380	—	(1,001)	(999)

Net periodic benefit cost (income)	$2,139	$5,687	$(593)	$(631)

The Company expects to fund the minimum pension contribution requirement for 2010 of approximately $3.8 million with cash. As of March 27, 2010, $0.9 million in cash has been contributed.

10. Segment Information

The Company manages its business using three reportable segments: Contract, Retail and Corporate and Other. Management reviews the performance of the Company based on these segments.

Contract distributes a broad line of items for the office, including office supplies and paper, technology products and solutions, print and document services and office furniture. Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Australia and New Zealand, through office products stores. Substantially all products sold by Contract are purchased from third-party manufacturers or industry wholesalers, except office papers. Contract purchases office papers primarily from Boise White Paper, L.L.C., under a paper supply contract with an initial term that expires in 2016.

Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. In addition, this segment contracts with large national retail chains to supply office and school supplies to be sold in their stores. Retail office products stores feature OfficeMax ImPress, an in-store module devoted to print-for-pay and related services. Retail has operations in the United States, Puerto Rico and the U.S. Virgin Islands. The Retail segment also operates office products stores in Mexico through a 51%-owned joint venture. Substantially all products sold by Retail are purchased from third-party manufacturers or industry wholesalers, except office papers. Retail purchases office papers primarily from Boise White Paper, L.L.C., under the paper supply contract described above.

Corporate and Other includes corporate support staff services and certain other legacy expenses as well as the related assets and liabilities. The income and expense related to certain assets and liabilities that are reported in the Corporate and Other segment have been allocated to the Contract and Retail segments.

Management evaluates the segments’ performances based on operating income (loss) excluding the effect of certain operating matters such as severances, facility closures, and asset impairments, that are not indicative of our core operations (“segment income”).

An analysis of our operations by segment is as follows:

	Sales	Segment income	Other operating, net	Operating income	Interest and other, net	Income (loss) before income taxes
	(millions)
Three months ended March 27, 2010
Contract	$963.0	$33.8	$(0.8)	$33.0
Retail	954.3	38.8	(13.4)	25.4
Corporate and Other	—	(9.0)	—	(9.0)

	$1,917.3	$63.6	$(14.2)	$49.4	$(7.7)	$41.7

Three months ended March 28, 2009
Contract	$927.6	$21.5	$—	$21.5
Retail	984.1	25.3	(9.9)	15.4
Corporate and Other	—	(9.4)	—	(9.4)

	$1,911.7	$37.4	$(9.9)	$27.5	$(6.3)	$21.2

11. Share Based Payments

Share-Based Payments

The Company sponsors several share-based compensation plans, which are described below. The Company recognizes compensation expense from all share-based payment transactions with employees in the consolidated financial statements at grant date fair value. Compensation costs related to the Company’s share-based plans were $2.6 million and $1.8 million for the first three months of 2010 and 2009, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.0 million and $0.7 million for the first three months of 2010 and 2009, respectively.

Restricted Stock and Restricted Stock Units

In the first three months of 2010 and 2009, the Company recognized $1.5 million and $1.6 million, respectively, of pre-tax compensation expense and additional paid-in capital related to restricted stock and Restricted Stock Unit (“RSUs”) awards. The grant date fair value used to calculate compensation expense related to restricted stock and RSUs is based on the closing price of the Company’s common stock on the grant date. The remaining compensation expense to be recognized related to outstanding restricted stock and RSUs, net of estimated forfeitures, is approximately $9.2 million. The remaining compensation expense is to be recognized through the first quarter of 2013.

A summary of restricted stock and RSU activity for the first three months of 2010 and 2009 is presented in the following table:

	2010		2009
	Shares	Weighted-Average Grant Date Fair Value Per Share	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, Balance at beginning of period	1,929,945	$16.24	2,258,961	$31.07
Granted	347,356	14.45	726,152	4.88
Vested	(899)	33.73	(488,858)	27.09
Forfeited	(526,560)	22.59	(565,338)	50.10

Nonvested, Balance at end of period	1,749,842	$13.97	1,930,917	$16.65

Stock Options

In the first three months of 2010 and 2009, the Company recognized $1.1 million and $0.2 million, respectively, of pre-tax compensation expense and additional paid-in capital related to stock option awards. The grant date fair value used to calculate compensation expense related to stock option awards is based on the Black-Scholes option pricing model. The grant date fair value for stock options granted in the first quarter of 2010 was calculated using the following weighted-average assumptions: risk-free interest rate of 3.15% (based on the applicable Treasury note rate for the time period options may be exercised); expected life of 3.0 years (based on the time period options are expected to be outstanding based on historical experience); and expected stock price volatility of 69.0% (based on a combination of the historical and future volatility of the Company’s common stock). The remaining compensation expense to be recognized related to outstanding stock options net of estimated forfeitures, is approximately $8.0 million. The majority of the remaining compensation expense is to be recognized through the first quarter of 2013.

A summary of stock option activity for the three months ended March 27, 2010 and March 28, 2009 is presented in the table below:

	2010		2009
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Balance at beginning of period	3,249,773	$15.14	1,495,795	$31.95
Options granted	1,068,362	14.52	2,071,360	4.77
Options exercised	(169,795)	4.80	—	—
Options forfeited and expired	(92,568)	13.75	(2,100)	29.38

Balance at end of period	4,055,772	$15.44	3,565,055	$16.16
Exercisable at end of period	1,668,997		1,398,362

The following table provides summarized information about stock options outstanding at March 27, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	11,171	—	$2.50	11,171	$2.50
$4.00 - $5.00	1,743,397	5.9	4.76	472,650	4.76
$14.00 - $15.00	1,068,362	6.9	14.52	—	—
$18.00 - $28.00	525,482	0.4	27.65	525,482	27.65
$28.01 - $39.00	707,360	2.6	34.28	659,694	34.42

At March 27, 2010, the aggregate intrinsic value was $23.6 million for outstanding stock options and $5.9 million for exercisable stock options. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company’s closing stock price on the last trading day of the first quarter of 2010 and the exercise price, multiplied by the number of in-the-money stock options at the end of the quarter).

12. Shareholders’ Equity and Noncontrolling Interest

The following table reflects changes in shareholders’ equity and noncontrolling interest for the first three months of 2010.

	Shareholders’ Equity	Noncontrolling Interest
	(thousands)
Balance at December 26, 2009	$503,196	$28,059
Comprehensive income:
Net income attributable to OfficeMax and noncontrolling interest	25,448	855
Other comprehensive income:
Foreign currency translation adjustments	4,317	226
Amortization of unrecognized retirement and benefit costs, net of tax	797	—

Comprehensive income attributable to OfficeMax and noncontrolling interest	30,562	1,081
Preferred stock dividends	(1,312)	—
Stock-based compensation	2,598	—
Non-controlling interest fair value adjustment	(10,318)	10,318
Other	(825)	422

Balance at March 27, 2010	$523,901	$39,880

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the first quarter of 2010, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $39.4 million. As the estimated purchase price was greater than the book value at the end of the first quarter of 2010, the Company recorded an adjustment to state the non-controlling interest at the estimated purchase price, and, as the estimated purchase price approximates fair value, the offset was recorded to additional paid-in capital.

13. Comprehensive Income

Comprehensive income includes the following:

	Three Months Ended
	March 29, 2010	March 28, 2009
	(thousands)
Net income attributable to OfficeMax and noncontrolling interest	$26,303	$13,030
Other comprehensive income:
Foreign currency translation adjustments	4,543	(11,392)
Amortization of unrecognized retirement and benefit costs, net of tax	797	2,706

Comprehensive income attributable to OfficeMax and noncontrolling interest	31,643	4,344
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,081	(5,285)

Comprehensive income available to OfficeMax	$30,562	$9,629

14. Net Income Available to OfficeMax Common Shareholders

The computation of basic and diluted income per common share for the first three months of 2010 and 2009 is as follows:

	Three months Ended
	March 27, 2010	March 28, 2009
	(thousands, except per- share amounts)
Net income available to OfficeMax common shareholders	$24,779	$13,147
Average shares—basic	84,655	76,128
Restricted stock, stock options and other	1,192	1,013

Average shares—diluted(a)(b)	85,847	77,141
Income per common share:
Basic	$0.29	$0.17
Diluted	$0.29	$0.17

(a)	The assumed conversion of outstanding preferred stock was anti-dilutive in both periods presented, and therefore no adjustment was required to determine diluted income or average shares-diluted.
(b)	Options to purchase 1.2 million and 3.4 million shares of common stock were outstanding during 2010 and 2009, respectively, but were not included in the computation of diluted income (loss) per common share because the impact would have been anti-dilutive as the option price was higher than the average market price during the year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains statements about our future financial performance. These statements are only predictions. Our actual results may differ materially from these predictions. In evaluating these statements, you should review “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 26, 2009, including “Cautionary and Forward-Looking Statements.”

Overall Summary

Sales for the first quarter of 2010 increased 0.3% to $1,917.3 million, from $1,911.7 million for the first quarter of 2009. In local currency, sales declined, but at a lower rate than in previous quarters. The reduction in sales relative to last year primarily reflected the continued weaker economic environment and negatively impacted both our Contract and Retail segments. Gross profit margin increased by 2.0% of sales to 26.4% of sales in the first quarter of 2010 from 24.4% of sales in the first quarter of 2009 due to improved product margins and reduced occupancy and delivery costs in both our Contract and Retail segments. Operating expenses were negatively impacted by $12.6 million dollars of higher incentive compensation expense for the first quarter of 2010, compared to the first quarter of last year, when we had minimal incentive compensation expense. This increase was primarily due to timing, as we did not accrue at normalized levels in the first half of last year. At that time, we did not anticipate achieving the performance targets under our incentive plans for the full year of 2009. We reported operating income of $49.4 million and $27.5 million in the first quarters of 2010 and 2009, respectively. The reported net income available to OfficeMax common shareholders was $24.8 million or $0.29 per diluted share in the first quarter of 2010 compared to $13.1 million or $0.17 per diluted share in the first quarter of 2009.

As noted in the discussion and analysis that follows, our operating results were impacted by significant items in both years. These items included charges for store closures, severance, and in 2009, a gain related to legacy activities. Excluding the impact of these items, our adjusted operating income for the first quarter of 2010 was $63.6 million compared to $37.4 million for the first quarter of 2009. Excluding the impact of these items our adjusted net income available to OfficeMax common shareholders for the first quarter of 2010 was $33.5 million or $0.39 per diluted share compared to $17.4 million or $0.23 per diluted share for the first quarter of 2009.

Results of Operations, Consolidated

($ in millions, except per share amounts)

	Three Months Ended
	March 27, 2010	March 28, 2009
Sales	$1,917.3	$1,911.7
Gross profit	505.5	465.5
Operating and selling expenses	362.9	358.7
General and administrative expenses	79.0	69.4
Other operating, net	14.2	9.9

Total operating expenses	456.1	438.0
Operating income	$49.4	$27.5
Net income available to OfficeMax common shareholders	$24.8	$13.1

Gross profit margin	26.4%	24.4%
Operating and selling expenses	19.0%	18.8%
General and administrative expenses	4.1%	3.6%

In addition to assessing our operating performance as reported under U.S. generally accepted accounting principles (GAAP), we evaluate our results of operations before non-operating legacy items and operating items that are not indicative of our core operating activities such as severance, facility closure, and asset impairments. We believe our presentation of financial measures before, or excluding, these items, which are non-GAAP measures, enhances our investors’ overall understanding of our recurring operational performance and provides useful information to both investors and management to evaluate the ongoing operations and prospects of OfficeMax by providing better comparisons. Whenever we use non-GAAP financial measures, we designate these measures as “adjusted” and provide a reconciliation of the non-GAAP financial measures to the most closely applicable GAAP financial measure. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measure. In the following tables, we reconcile our non-GAAP financial measures to our reported GAAP financial results for both 2010 and 2009.

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

	OFFICEMAX INCORPORATED AND SUBSIDIARIES IMPACT OF SPECIAL ITEMS ON INCOME NON-GAAP RECONCILIATION FOR THE THREE MONTHS ENDED MARCH 27, 2010
	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(millions, except per-share amounts)
As reported	$49.4	$24.8	$0.29
Store closure and severance charges	14.2	8.7	0.10

As adjusted	$63.6	$33.5	$0.39

	OFFICEMAX INCORPORATED AND SUBSIDIARIES IMPACT OF SPECIAL ITEMS ON INCOME NON-GAAP RECONCILIATION FOR THE THREE MONTHS ENDED MARCH 28, 2009
	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(millions, except per-share amounts)
As reported	$27.5	$13.1	$0.17
Store closure and severance charges	9.9	5.9	0.08
Boise Cascade Holdings, L.L.C. distribution	—	(1.6)	(0.02)

As adjusted	$37.4	$17.4	$0.23

These items are described in more detail in this Management’s Discussion and Analysis.

At the end of the first quarter of 2010, we had $539.7 million in cash and cash equivalents and $564.8 million in estimated available (unused) borrowing capacity under our credit facilities. The combination of cash and cash equivalents and estimated available borrowing capacity yields $1,104.5 million of overall liquidity. We had outstanding recourse debt of $296.4 million (both current and long-term) and non-recourse obligations of

$1,470.0 million related to the timber securitization notes. There is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged installment notes receivable and underlying guarantees. There were no borrowings on our credit facilities during the first three months of 2010.

For the first three months of 2010, we generated $64.0 million of cash from operations reflecting net income, significant reductions in inventory levels and good working capital management. In the first quarter of 2010, a significant amount of incentive compensation payments were made reflecting the achievement of the 2009 incentive plan performance targets.

We invested $9.2 million for capital expenditures in the first three months of 2010 and continue to expect capital expenditures for the full year 2010 to be in the range of $90 million to $110 million.

Outlook

Given the continued weak economic environment, we are cautious in our expectations for the remainder of 2010. In the near term, we expect to continue facing challenging macroeconomic conditions such as U.S. unemployment trends, with these trends improving in the later part of the year. Based on these assumptions, we anticipate that for the full year of 2010, total sales will be slightly higher than in 2009, primarily due to the favorable impact of foreign currency translation and that adjusted operating income margin will be higher than the prior year but less than the first quarter 2010 year-over-year improvement. We expect positive cash flow from operations in 2010, although lower than in 2009, due to favorable one-time cash in-flows last year and higher working capital needs in the current year. We also believe that our liquidity position will remain strong and that our need to access our credit facilities will be limited to seasonal periods.

Operating Results

Sales for the first quarter of 2010 increased 0.3% to $1,917.3 million from $1,911.7 million for the first quarter of 2009 due to a favorable impact from changes in foreign currency exchange rates. In local currencies, sales decreased 3.6%, an improvement from our fourth quarter sales decline of 6.7% in local currencies. The year-over-year sales decreases occurred in both our Contract and Retail segments and resulted primarily from the continued weaker economic environment.

Gross profit margin increased by 2.0% of sales to 26.4% of sales in the first quarter of 2010 compared to 24.4% of sales in the first quarter of 2009. The gross profit margins increased in both our Contract and Retail segments, reflecting improved product margins and lower occupancy and delivery costs.

Operating and selling expenses increased by 0.2% of sales to 19.0% of sales in the first quarter of 2010 from 18.8% of sales in the first quarter of 2009. The increased expense was primarily the result of a $4.6 million increase in incentive compensation expense for the first quarter of 2010 from the first quarter of 2009. The difference in compensation expense recognized in the first quarter of 2010 was due to management’s differing expectations during the two quarters regarding whether we would attain the applicable full-year incentive plan performance targets.

General and administrative expenses increased 0.5% of sales to 4.1% of sales in the first quarter of 2010 compared to 3.6% of sales in the first quarter of 2009. The increase primarily reflected higher incentive compensation expenses (as noted above) and increased payroll and other expenses resulting from our new growth initiatives, partially offset by lower pension expense. General and administrative expense increased $8.0 million due to incentive compensation expense recorded in the first quarter of 2010.

As noted above, our results for the first three months of 2010 and 2009 include several significant items, as follows:

•	The first quarters of 2010 and 2009 include charges recorded in our Retail segment of $13.4 million and $9.9 million, respectively, related to store closures in the U.S. and Mexico (2009 only). The cumulative effect of these items reduced net income by $8.2 million and $5.9 million, or $0.09 and $0.08 per diluted share for 2010 and 2009, respectively. The first quarter of 2010 also includes a charge recorded in our Contract segment of $0.8 million for severance related to reorganizations in our U.S. Contract operations. The effect of this item reduced net income by $0.5 million, or $0.01 per diluted share. These charges were included in Other operating expenses in the Consolidated Statements of Operations.

•

Other income, net includes income related to our investment in Boise Cascade Holdings, L.L.C. of $2.5 million in the first quarter of 2009. This item increased net income by $1.6 million, or $0.02 per diluted share, in 2009.

Interest income was $10.6 million and $10.5 million for the first quarters of 2010 and 2009, respectively. As a result of Lehman’s September 2008 bankruptcy filing, we recorded no interest income on the Lehman portion of the timber notes receivable in 2010 or 2009. Interest expense decreased to $18.3 million in the first quarter of 2010 from $19.3 million in the first quarter of 2009 due primarily to reduced debt resulting from debt payments made in 2009.

For the first quarter of 2010, we recognized income tax expense of $15.4 million on pre-tax income of $41.7 million (effective tax expense rate of 36.9%) compared to income tax expense of $8.2 million on pre-tax income of $21.2 million (effective tax expense rate of 38.7%) for the first quarter of 2009. The effective tax rate in both years was impacted by the effects of state income taxes, income items not subject to tax and non-deductible expenses and the mix of domestic and foreign sources of income.

We reported net income attributable to OfficeMax and noncontrolling interest of $26.3 million for 2010. After adjusting for joint venture earnings attributable to noncontrolling interest and preferred dividends, we reported net income available to OfficeMax common shareholders of $24.8 million or $0.29 per diluted share for 2010. Adjusted net income available to OfficeMax common shareholders, as discussed above, was $33.5 million or $0.39 per diluted share for the first quarter of 2010 compared to $17.4 million or $0.23 per diluted share for the first quarter of 2009.

Segment Discussion

We report our results using three reportable segments: OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other.

OfficeMax, Contract (“Contract segment” or “Contract”) distributes a broad line of items for the office, including office supplies and paper, technology products and solutions, office furniture, and print and document services. Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Australia and New Zealand, through office products stores.

OfficeMax, Retail (“Retail segment” or “Retail”) is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. In addition, this segment contracts with large national retail chains to supply office and school supplies to be sold in their stores. Our Retail office supply stores feature OfficeMax ImPress, an in-store module devoted to print-for-pay and related services. Our Retail segment has operations in the United States, Puerto Rico and the U.S. Virgin Islands. Our Retail segment also operates office products stores in Mexico through a 51%-owned joint venture.

Corporate and Other includes support staff services and certain other legacy expenses as well as the related assets and liabilities. The income and expense related to certain assets and liabilities that are reported in the Corporate and Other segment have been allocated to the Contract and Retail segments.

Management evaluates the segments’ performances based on operating income (loss) excluding the effect of certain operating matters such as severances, facility closures and asset impairments, that are not indicative of our core operations (“segment income”).

OfficeMax, Contract

($ in millions)

	Three Months Ended
	March 27, 2010	March 28, 2009
Sales	$963.0	$927.6
Gross profit	218.4	194.6
Gross profit margin	22.7%	21.0%
Operating, selling and general and administrative expenses	184.6	173.1
Percentage of sales	19.2%	18.7%

Segment income	$33.8	$21.5
Percentage of sales	3.5%	2.3%

Sales by Product Line
Office supplies and paper	$563.1	$554.8
Technology products	312.0	288.5
Office furniture	87.9	84.3
Sales by Geography
United States	$644.1	$670.0
International	318.9	257.6
Sales Growth
Total sales growth	3.8%	(22.4)%

Contract segment sales for the first quarter of 2010 increased by 3.8% to $963.0 million from $927.6 million for the first quarter of 2009 due to a favorable impact from changes in foreign currency exchange rates. In local currencies, total Contract sales for the first quarter of 2010 declined 3.5%, reflecting a U.S. sales decline of 3.9% and an international sales decline of 2.6% in local currencies. The U.S. Contract sales continued to reflect weaker sales from existing corporate accounts, which was down 7.9%. However, the rate of sales decline related to existing customers is decreasing. Sales from newly acquired customers outpaced the reduction in sales from lost customers for the second consecutive quarter.

Contract segment gross profit margin increased 1.7% of sales to 22.7% of sales for the first quarter of 2010 compared to 21.0% of sales in the same period of the previous year. The increase in gross profit margin was primarily due to international margin improvements resulting from strong vendor funding, profitability initiatives and a strong back-to-school season in Australia. U.S. Contract gross profit margins improved year-over-year due to profitability initiatives and lower occupancy costs (reflecting facility closures in 2009) as well as reduced delivery expense. Additionally, the shift seen in previous quarters in the purchasing trends of our customers to a higher percentage of on-contract items, including lower-margin commodities and consumable items like paper, began to stabilize in the first quarter of 2010.

Contract segment operating, selling and general and administrative expenses increased 0.5% of sales to 19.2% of sales for the first quarter of 2010 from 18.7% of sales in the first quarter of 2009. The increase was primarily due to increased incentive compensation expense and increased professional fees associated with our new growth initiatives, partially offset by lower payroll costs as a result of the reorganization of our U.S. and Canadian sales forces, and fewer personnel in our customer fulfillment and customer service centers. Incentive compensation expense was $5.4 million greater in the first quarter of 2010 than in the same period of 2009.

Contract segment income was $33.8 million, or 3.5% of sales, for the first quarter of 2010, compared to $21.5 million, or 2.3% of sales, for the first quarter of 2009. The increase in segment income was primarily attributable to the gross margin rate improvement and a $4.8 million favorable translation impact from the change in foreign currency exchange rates that partially offset the higher incentive compensation.

OfficeMax, Retail

($ in millions)

	Three Month Ended
	March 27, 2010	March 28, 2009
Sales	$954.3	$984.1
Gross profit	287.1	271.0
Gross profit margin	30.1%	27.5%
Operating, selling and general and administrative expenses	248.3	245.7
Percentage of sales	26.0%	24.9%

Segment income	$38.8	$25.3
Percentage of sales	4.1%	2.6%

Sales by Product Line
Office supplies and paper	$382.5	$384.1
Technology products	515.0	524.4
Office furniture	56.8	75.6
Sales by Geography
United States	$903.0	$937.4
International	51.3	46.7
Sales Growth
Total sales growth	(3.0)%	(11.2)%
Same-location sales growth	(2.5)%	(12.7)%

Retail segment sales for the first quarter of 2010 decreased by 3.0% to $954.3 million from $984.1 million for 2009, reflecting a same-store sales decrease of 2.5% and the impact of stores closed in 2009. The same-store sales decline for the first quarter of 2010 was improved from declines of 11.5% and 6.7% for the third and fourth quarters of 2009, respectively, and reflected a U.S same-store sales decline of 3.3% for the first quarter of 2010. U.S. Retail same-store sales declined primarily due to continued weaker consumer and small business spending. Sales declined across all major product categories. We ended the first three months of 2010 with 1,003 stores. In the U.S., we did not open any retail stores and closed seven, ending the quarter with 926 retail stores. Grupo OfficeMax, our majority-owned joint venture in Mexico, did not open or close any stores and ended the quarter with 77 retail stores.

Retail segment gross profit margin increased 2.6% of sales to 30.1% of sales for the first quarter of 2010, compared to 27.5% of sales in the first quarter of the previous year. The increase was primarily due to favorable product margins, which benefited from strong vendor support, reduced sales incentives, lower freight costs and increased private label sales, as well as reduced occupancy and delivery costs, partially offset by a mix shift to lower margin tech items including personal computers and printers. Retail segment operating, selling and general and administrative expenses increased 1.1% of sales to 26.0% of sales for the first quarter of 2010 from 24.9% of sales for the first quarter of 2009. The increase was primarily due to $6.3 million in additional incentive compensation expense and increased expenses resulting from our new growth initiatives. These increases were partially offset by reduced salary expense due to closed stores and store staffing reductions as well as lower pre-opening costs.

Retail segment income was $38.8 million, or 4.1% of sales, for the first quarter of 2010, compared to $25.3 million, or 2.6% of sales, for the first quarter of 2009. The increase in segment income was primarily attributable to the improved gross profit margins as well as significant improvement in our Mexican joint venture that partially offsets the increased incentive compensation.

Corporate and Other

Corporate and Other expenses were $9.0 million for the first quarter of 2010 compared to $9.4 million for the first quarter of 2009, reflecting lower pension costs which were partially offset by $0.9 million of increased incentive compensation expense.

Liquidity and Capital Resources

At the end of the first quarter of 2010, the total liquidity available for OfficeMax was $1,104.5 million. This included cash and cash equivalents of $539.7 million and estimated borrowing availability of $564.8 million. The estimated borrowing availability included $454.2 million and $45.3 million relating to our U.S. and Canadian credit agreements as well as $65.3 million related to our new credit agreement associated with our subsidiaries in Australia and New Zealand (“Australasian Credit Agreement”). At the end of the first quarter of 2010, the Company was in compliance with all covenants under the three credit agreements. The U.S. and Canadian credit agreements expire on July 12, 2012 and the Australasian Credit Agreement expires on March 15, 2013. At the end of the first quarter of 2010, we had $296.4 million of short-term and long-term recourse debt and $1,470.0 million of non-recourse timber securitization notes outstanding.

Our primary ongoing cash requirements relate to working capital, expenditures for property and equipment, technology enhancements and upgrades, lease obligations, pension funding and debt service. We expect to fund these requirements through a combination of available cash balance, cash flow from operations and, if necessary, seasonal borrowings under our credit facilities. The following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss in more detail our operating, investing, and financing activities, as well as our financing arrangements.

Operating Activities

OfficeMax’s operating activities provided $64.0 million of cash during the first quarter of 2010, and $3.1 million of cash during the first quarter of 2009. The increase in cash from operations was due principally to improved net income and significantly reduced inventories, as a result of strong management oversight, partially offset by reduced accounts payable and the payment of incentive compensation awards. We ended the first quarter of 2010 with $80 million less inventory than at the end of 2009 and with $90 million less inventory than at the end of the first quarter of 2009, while maintaining our high in-stock levels. We had approximately 16% lower average inventory per store and approximately 7% lower average inventory per distribution center as compared to the end of the first quarter of 2009. Accounts payable at the end of the first quarter of 2010 were $52 million lower than at the end of 2009, primarily reflecting reduced purchases and the timing of certain payments. However, the payables leverage ratio improved. In the first quarter of 2010, incentive compensation payments were made reflecting the achievement of the 2009 incentive plan performance targets. The targets were not achieved in 2008. Therefore, the amount of incentive payments made in 2009 was insignificant.

We continue to borrow against accumulated earnings in our company-owned life insurance (COLI) policies. We expect to periodically repay and re-borrow on these loans in order to manage our investments and minimize interest expense. For 2010, there has been no material change in cash flows related to these activities.

We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax Contract employees. Pension expense was $2.1 million and $5.7 million for the first three months of 2010 and 2009, respectively. In the first three months of 2010 and 2009, we made contributions to our pension plans totaling $0.9 million and $2.0 million, respectively. For the full year, the minimum required funding contribution for 2010 is approximately $3.8 million and the expense is projected to be approximately $7.4 million.

Investment Activities

Our investing activities used $8.8 million of cash during the first three months of 2010 compared to $10.5 million of cash used during the first three months of 2009. We invested $9.2 million for capital expenditures in the first three months of 2010 compared to $10.9 million in the first three months of 2009. We still expect our capital investments in 2010 to total between $90 and $110 million, primarily for technology infrastructure investments and upgrades. We expect store openings for 2010 to be limited to two by our joint venture in Mexico.

Financing Activities

Our financing activities used $3.0 million of cash during the first three months of 2010, compared to $14.2 million during the first three months of 2009, as we had no significant debt repayment requirements in the first quarter of 2010.

Financing Arrangements

Our debt structure consists of credit agreements, note agreements and other borrowings. Information regarding our debt structure is included below. We lease our store space and certain other property and equipment under operating leases. These operating leases are not included in debt; however, they represent a significant commitment.

Credit Agreements

On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the “U.S. Credit Agreement”) with a group of banks. The U.S. Credit Agreement permits the Company to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. There were no borrowings outstanding under our U.S. Credit Agreement at the end of, or during, the first quarter of 2010. Letters of credit, which may be issued under the U.S. Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. Stand-by letters of credit issued under the U.S. Credit Agreement totaled $60.6 million at the end of the first quarter of 2010. At the end of the first quarter of 2010, the maximum aggregate borrowing amount available under the U.S. Credit Agreement was $514.8 million and availability under the U.S. Credit Agreement totaled $454.2 million. At March 27, 2010, the Company was in compliance with all covenants under the U.S. Credit Agreement. The U.S. Credit Agreement expires on July 12, 2012.

On September 30, 2009, Grand & Toy Limited, the Company’s wholly-owned subsidiary in Canada, entered into a Loan and Security Agreement (the “Canadian Credit Agreement”) with a group of banks. The Canadian Credit Agreement permits Grand & Toy Limited to borrow up to a maximum of C$60 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. There were no borrowings outstanding under our Canadian Credit Agreement at the end of, or during, the first quarter of 2010. Letters of credit, which may be issued under the Canadian Credit Agreement up to a maximum of C$10 million, reduce available borrowing capacity under the Canadian Credit Agreement. There were no letters of credit outstanding under the Canadian Credit Agreement at the end of the first quarter of 2010. The maximum aggregate borrowing amount available under the Canadian Credit Agreement was $45.3 million (C$46.0 million) at the end of the first quarter of 2010 and was fully available. Grand & Toy Limited was in compliance with all covenants under the Canadian Credit Agreement at the end of the first quarter of 2010. The Canadian Credit Agreement expires on July 12, 2012.

On March 15, 2010, the Company’s five wholly-owned subsidiaries based in Australia and New Zealand (the “Australasian subsidiaries”) entered into a Facility Agreement (previously defined as the “Australasian Credit Agreement”) with a financial institution based in those countries. The Australasian Credit Agreement permits the Australasian subsidiaries to borrow up to a maximum of A$80 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of certain owned properties less certain reserves. There were no borrowings outstanding under our Australasian Credit Agreement at the end of, or during, the first quarter of 2010. The maximum aggregate borrowing amount available under the Australasian Credit Agreement was estimated to be $65.3 million (A$71.2 million) at the end of the first quarter of 2010 and was fully available. The Australasian subsidiaries were in compliance with all covenants under the Australasian Credit Agreement at the end of the first quarter of 2010. The Australasian Credit Agreement expires on March 15, 2013.

Timber Notes/Non-recourse debt

In October 2004, we sold our timberland assets in exchange for $15 million in cash plus credit-enhanced timber installment notes in the amount of $1,635 million (the “Installment Notes”). The Installment Notes were issued by single-member limited liability companies formed by affiliates of Boise Cascade, L.L.C (the “Note Issuers”). In order to support the Installment Notes, the Note Issuers transferred $1,635 million in cash to Lehman Brothers Holdings Inc. (“Lehman”) and Wachovia Corporation (“Wachovia”) ($817.5 million to each of Lehman and Wachovia) who issued collateral notes to the Note Issuers and guarantees on the performance of the Installment Notes. In December 2004, we completed a securitization transaction in which the Company’s interests in the Installment Notes and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries. The subsidiaries pledged the Installment Notes and related guarantees and issued securitized notes (the “Securitization Notes”) in the amount of $1,470 million. The pledged Installment Notes receivable and Securitization Notes payable were scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Installment Notes. We expected to refinance our ownership of the Installment Notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the Securitization Notes to the maturity of the Installment Notes. The subsidiaries were expected to earn approximately $82.5 million per year in interest income on the Installment Notes receivable and expected to incur annual interest expense of approximately $80.5 million on the Securitization Notes. Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty. As a result, there is no recourse against OfficeMax, and the Securitization Notes have been reported as non-recourse debt in our Consolidated Balance Sheets.

On September 15, 2008, Lehman filed for bankruptcy. Lehman’s bankruptcy filing constituted an event of default under the $817.5 million Installment Note guaranteed by Lehman (the “Lehman Guaranteed Installment Note”). We evaluated the carrying value of the Lehman Guaranteed Installment Note and reduced it to the estimated amount we expect to collect ($81.8 million). Measuring impairment of a loan requires judgment and estimates, and the eventual outcome may differ from our estimate by a material amount. The Lehman Guaranteed Installment Note has been pledged as collateral for the related Securitization Notes, and therefore it may not freely be transferred to any party other than the indenture trustee for the Securitization Note holders. Accordingly, the ultimate amount to be realized on the Lehman Guaranteed Installment Note depends entirely on the proceeds from the Lehman bankruptcy estate, which may not be finally determined for several years.

Since recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty, the Lehman Guaranteed Installment Note and the underlying Lehman guaranty will be transferred to the holders of the Securitization Notes guaranteed by Lehman in order to settle and extinguish that liability. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been extinguished, which will occur when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders. We expect that this will occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman and the carrying value of the Lehman Guaranteed Installment Note in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

On April 14, 2010, Lehman filed its Debtors Disclosure Statement with the United States Bankruptcy Court for the Southern District of New York. The Disclosure Statement indicated a range of estimated recoveries for general unsecured creditors of Lehman. As our estimate is similar to the estimate included in the Disclosure Statement, we have not adjusted our estimated carrying value for the Lehman Guaranteed Installment Note.

At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment note structure allowed the Company to defer the resulting tax liability of $543 million until 2020, the maturity date for the Installment Notes. Due to the Lehman bankruptcy and note defaults, the Lehman portion of the gain will be triggered when the Lehman Guaranteed Installment Note is transferred to the Securitization Note holders as payment and/or when the Lehman bankruptcy is resolved. At that time, we intend to reduce the estimated cash payment due by utilizing our available alternative minimum tax credits.

Disclosures of Financial Market Risks

Financial Instruments

Our debt is predominantly fixed-rate. At March 27, 2010, the estimated current fair value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $671.3 million less than the amount of debt reported in the Consolidated Balance Sheet. As previously discussed, there is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged installment notes receivable and underlying guarantees. The debt and receivable related to the timber notes have fixed interest rates and the estimated fair values of the timber notes are reflected in the following table.

The following table provides information about our financial instruments outstanding at March 27, 2010 and December 26, 2009. The following table does not include our obligations for pension plans and other post retirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax employees. As our plans were frozen in 2003, our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits. However, the pension plan obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension plan participants’ increased life expectancies. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include OfficeMax common stock, U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels.

	March 27, 2010		December 26, 2009
	Carrying Amount	Fair value	Carrying Amount	Fair value
	(millions)
Debt:
Fixed-rate debt	$280.3	$228.2	$280.9	$190.8
Variable-rate debt	16.1	15.8	16.7	16.4
Timber notes securitized
Wachovia	$735.0	$769.8	$735.0	$754.8
Lehman	735.0	81.8	735.0	81.8
Financial assets:
Timber notes receivable
Wachovia	$817.5	$840.8	$817.5	$823.6
Lehman	81.8	81.8	81.8	81.8

Facility Closures

We conduct regular reviews of our real estate portfolio to identify underperforming facilities, and close those facilities that are no longer strategically or economically viable. We record a liability for the cost associated with a facility closure at its estimated fair value in the period in which the liability is incurred, which is the location’s cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves in the Consolidated Balance Sheets, and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the payments.

During the first three months of 2010, we recorded pre-tax charges of $13.4 million in our Retail segment related to the closing of seven underperforming domestic stores prior to the end of their lease terms. In 2009, we recorded $9.9 million of pre-tax charges in our Retail segment related to the closing of eight underperforming stores prior to the end of their lease terms, of which six were in the U.S. and two were in Mexico.

At March 27, 2010, the facility closure reserve was $69.1 million with $18.7 million included in current liabilities, and $50.4 million included in long-term liabilities. The majority of the reserve represents future lease obligations of $122.1 million, net of anticipated sublease income of approximately $53.1 million. Cash payments relating to the facility closures were $6.8 million and $5.5 million in the first three months of 2010 and 2009, respectively.

In addition, the Company is the lessee of a non-operating, building materials manufacturing facility near Elma, Washington. During 2006, the Company ceased operations at the facility, fully impaired the assets and recorded a reserve, which is separate from the facility closure reserve above, for the related lease payments and other contract termination and closure costs. The liabilities of the Elma facility ($14.0 million in total) are recorded in other current liabilities and other long-term liabilities in the Consolidated Balance Sheets. Subsequent to March 27, 2010, the Company signed an agreement with the lessor to terminate the lease, and contracted with a third party for the sale of the equipment, subject to a financing contingency. In the second quarter, we expect to record a favorable adjustment to the reserve balance related to the lease termination. Assuming the equipment purchaser obtains its financing and the sale transaction closes, we expect to record an additional favorable reserve adjustment at the time of the sale transaction closing.

Contractual Obligations

For information regarding contractual obligations, see the caption “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 26, 2009. At March 27, 2010, there had not been a material change to the information regarding contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 26, 2009.

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the first quarter of 2010, Grupo OfficeMax met the earnings targets, and the estimated purchase price of the minority owner’s interest was $39.4 million. As the estimated purchase price was greater than the book value at the end of the first quarter of 2010, the Company recorded an adjustment to state the non-controlling interest at the estimated purchase price, and, as the estimated purchase price approximates fair value, the offset was recorded to additional paid-in capital.

Off-Balance-Sheet Activities and Guarantees

For information regarding off-balance-sheet activities and guarantees, see “Off-Balance-Sheet Activities and Guarantees” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 26, 2009. At March 27, 2010, there had not been a material change to the information regarding off-balance-sheet activities and guarantees disclosed in our Annual Report on Form 10-K for the year ended December 26, 2009.

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

Environmental

For information regarding environmental issues, see the caption “Environmental” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 26, 2009.

Critical Accounting Estimates

For information regarding critical accounting estimates, see the caption “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 26, 2009. There have been no significant changes to the Company’s critical accounting estimates during the first three months of 2010.

New and Recently Adopted Accounting Policies

In June 2009, the FASB issued guidance which eliminates previous exceptions to rules requiring the consolidation of qualifying special-purpose entities, which will result in more entities being subject to consolidation assessments and reassessments. This guidance requires ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity (“VIE”) and clarifies characteristics that identify a VIE. In addition, additional disclosures are required about a company’s involvement with a VIE and any significant changes in risk exposure due to that involvement. We adopted the updated guidance in the first quarter of 2010. There was no impact on our results of operations or financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk see the caption “Disclosures of Financial Market Risks” herein and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009. At March 27, 2010, except as disclosed herein, there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.

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

We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position, results of operations or cash flows. For information concerning legal proceedings, see Note 16, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009. In addition, the first sentence of our disclosure regarding asbestos claims is updated as follows: Over the past several years and continuing in the current year, we have been named a defendant in a number of cases where the plaintiffs allege asbestos-related injuries from exposure to asbestos products or exposure to asbestos while working at job sites.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, see Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 26, 2009. There have been no significant changes to the Company’s risk factors during the first three months of 2010.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning our stock repurchases during the three months ended March 27, 2010 is below. All stock was withheld to satisfy our tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 27, 2009 – January 23, 2010	256	$12.69	—	—
January 24 – February 20, 2010	22	13.69	—	—
February 21 – March 27, 2010	22	16.63	—	—

Total	300	$13.05	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICEMAX INCORPORATED

/S/ BRUCE BESANKO
Bruce Besanko Executive Vice President, Chief Financial Officer and Chief Administrative Officer (As Duly Authorized Officer and Principal Financial Officer)

Date: April 30, 2010

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended March 27, 2010

Exhibit Number	Exhibit Description
3.1(1)	Conformed Restated Certificate of Incorporation, reflecting all amendments to date.

3.2(2)	Amended and Restated Bylaws, as amended to February 12, 2009.

10.1(3)	Transition and Retirement Agreement between Mr. Duncan and the Company dated February 11, 2010.

10.2(4)	Form of 2010 Nonqualified Stock Option Award Agreement.

10.3*	Form of 2010 Annual Incentive Award Agreement and form of Annual Incentive Award Agreement to be issued to Mr. Duncan.

10.4*	Form of 2010 Restricted Stock Unit Award Agreement (Performance Based).

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Section 906 Certifications of Chief Executive Officer and Principal Financial Officer of OfficeMax Incorporated.

*	Filed with this Form 10-Q.
(1)	Exhibit 3.1 was filed under the exhibit 3.1.1 in our Registration Statement on Form S-1 dated November 4, 2009, and is incorporated herein by reference.
(2)	Exhibit 3.2 was filed under the exhibit 3.2 in our Current Report on Form 8-K dated February 18, 2009, and is incorporated herein by reference.
(3)	Exhibit 10.1 was filed under exhibit number 99.2 in our Current Report on Form 8-K dated February 16, 2010, and is incorporated herein by reference.
(4)	Exhibit 10.2 was filed under exhibit number 99.5 in our Current Report on Form 8-K dated February 16, 2010, and is incorporated herein by reference.