Form 10-Q
period 2010-06-26
OFFICEMAX INC
filed 2010-08-03
CIK 12978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 1-5057

OFFICEMAX INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	82-0100960
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

263 Shuman Boulevard Naperville, Illinois	60563
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 29, 2010
Common Stock, $2.50 par value	85,013,849

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Three Months Ended
	June 26, 2010	June 27, 2009
	(unaudited)
Sales	$1,653,173	$1,657,878
Cost of goods sold and occupancy costs	1,225,439	1,262,969

Gross profit	427,734	394,909
Operating expenses:
Operating and selling	321,949	323,621
General and administrative	80,514	70,455
Other operating (income) expenses	(2,841)	28,296

Total operating expenses	399,622	422,372
Operating income (loss)	28,112	(27,463)
Interest expense	(18,372)	(19,319)
Interest income	10,588	15,115
Other income (expense), net	(86)	213

Pre-tax income (loss)	20,242	(31,454)
Income tax (expense) benefit	(7,293)	13,726

Net income (loss) attributable to OfficeMax and noncontrolling interest	12,949	(17,728)
Joint venture results attributable to noncontrolling interest	(509)	780

Net income (loss) attributable to OfficeMax	12,440	(16,948)
Preferred dividends	(679)	(766)

Net income (loss) available to OfficeMax common shareholders	$11,761	$(17,714)

Net income (loss) per common share:
Basic	$0.14	$(0.23)
Diluted	$0.14	$(0.23)

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Six Months Ended
	June 26, 2010	June 27, 2009
	(unaudited)
Sales	$3,570,428	$3,569,602
Cost of goods sold and occupancy costs	2,637,227	2,709,131

Gross profit	933,201	860,471
Operating expenses:
Operating and selling	684,919	682,301
General and administrative	159,468	139,898
Other operating expenses	11,348	38,236

Total operating expenses	855,735	860,435
Operating income	77,466	36
Interest expense	(36,688)	(38,667)
Interest income	21,204	25,577
Other income (expense), net	(35)	2,840

Pre-tax income (loss)	61,947	(10,214)
Income tax (expense) benefit	(22,695)	5,517

Net income (loss) attributable to OfficeMax and noncontrolling interest	39,252	(4,697)
Joint venture results attributable to noncontrolling interest	(1,364)	1,669

Net income (loss) attributable to OfficeMax	37,888	(3,028)
Preferred dividends	(1,348)	(1,538)

Net income (loss) available to OfficeMax common shareholders	$36,540	$(4,566)

Net income (loss) per common share:
Basic	$0.43	$(0.06)
Diluted	$0.43	$(0.06)

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	June 26, 2010	December 26, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$521,203	$486,570
Receivables, net	503,965	539,350
Inventories	762,110	805,646
Deferred income taxes and receivables	121,554	133,836
Other current assets	56,431	55,934

Total current assets	1,965,263	2,021,336

Property and equipment:
Land and land improvements	40,902	41,072
Buildings and improvements	482,934	483,133
Machinery and equipment	786,365	792,650

Total property and equipment	1,310,201	1,316,855
Accumulated depreciation	(914,396)	(894,707)

Net property and equipment	395,805	422,148

Intangible assets, net	82,252	83,806
Investment in affiliates	175,000	175,000
Timber notes receivable	899,250	899,250
Deferred income taxes	307,138	300,900
Other non-current assets	171,019	167,091

Total assets	$3,995,727	$4,069,531

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	June 26, 2010	December 26, 2009
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$22,898	$22,430
Accounts payable	621,343	687,340
Income tax payable	6,661	3,389
Accrued expenses and other current liabilities:
Compensation and benefits	120,791	153,408
Other	216,319	225,125

Total current liabilities	988,012	1,091,692

Long-term debt, less current portion	272,694	274,622
Non-recourse debt	1,470,000	1,470,000

Other long-term obligations:
Compensation and benefits	272,464	277,247
Deferred gain on sale of assets	179,757	179,757
Other long-term obligations	242,359	244,958

Total other long-term obligations	694,580	701,962

Noncontrolling interest in joint venture	34,558	28,059

Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 734,486 and 810,654 shares outstanding	33,052	36,479
Common stock—$2.50 par value; 200,000,000 shares authorized; 85,013,810 and 84,624,726 shares outstanding	212,535	211,562
Additional paid-in capital	991,940	989,912
Accumulated deficit	(565,699)	(602,242)
Accumulated other comprehensive loss	(135,945)	(132,515)

Total OfficeMax shareholders’ equity	535,883	503,196

Total liabilities and shareholders’ equity	$3,995,727	$4,069,531

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(thousands)

	Six Months Ended
	June 26, 2010	June 27, 2009
	(unaudited)
Cash provided by operations:
Net income (loss) attributable to OfficeMax and noncontrolling interest	$39,252	$(4,697)
Non-cash items in net income (loss):
Earnings from affiliates	(3,527)	(3,261)
Depreciation and amortization	51,938	60,419
Pension and other postretirement expense	2,586	7,252
Other	6,627	4,179
Changes in operating assets and liabilities:
Receivables	32,134	48,814
Inventories	40,949	163,290
Accounts payable and accrued liabilities	(110,245)	(192,096)
Current and deferred income taxes	18,880	(20,049)
Other	(10,606)	50,356

Cash provided by operations	67,988	114,207
Cash provided by (used for) investment:
Expenditures for property and equipment	(28,589)	(18,591)
Distribution from escrow account	—	25,142
Withdrawal from insurance policies	—	14,977
Proceeds from sale of assets	613	642

Cash provided by (used for) investment	(27,976)	22,170
Cash used for financing:
Cash dividends paid—preferred stock	(1,348)	(1,662)
Payments of short-term debt, net	—	(4,465)
Payments of long-term debt	(1,697)	(15,836)
Purchase of Series D preferred stock	(3,165)	(4,877)
Other	1,786	6,321

Cash used for financing	(4,424)	(20,519)
Effect of exchange rates on cash and cash equivalents	(955)	9,202
Increase in cash and cash equivalents	34,633	125,060
Cash and cash equivalents at beginning of period	486,570	170,779

Cash and cash equivalents at end of period	$521,203	$295,839

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

The accompanying quarterly consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries, except our 88%-owned subsidiary historically based in Cuba which is accounted for as an investment due to various asset restrictions. We also consolidate the variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements are for the thirteen-week and twenty-six-week periods ended on June 26, 2010 (also referred to as the “second quarter of 2010” or the “three months ended June 26, 2010” and the “first six months of 2010” or the “the six months ended June 26, 2010”, respectively) and the thirteen-week and twenty-six-week periods ended on June 27, 2009 (also referred to as the “second quarter of 2009” or the “three months ended June 27, 2009” and “first six months of 2009” or the “the six months ended June 27, 2009”, respectively). The Company’s fiscal year ends on the last Saturday in December. Due primarily to statutory reporting requirements, the Company’s international businesses maintain December 31 year-ends and end their quarters on the last calendar day of the month, with our majority-owned joint venture in Mexico reporting one month in arrears.

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

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

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

During the first six months of 2010, the Company recorded charges of $14.4 million in its Retail segment related to facility closure, of which $13.0 million was related to the lease liability and other costs associated with closing eight underperforming domestic stores prior to the end of their lease terms and $1.4 million was related to asset impairments and other items. Of these charges, $1.1 million was recorded in the second quarter of 2010.

During the first six months of 2009, the Company recorded charges of $31.2 million related to the closing of 21 underperforming stores prior to the end of their lease terms, of which 17 were in the U.S. and four were in Mexico. Of these charges, $21.3 million was recorded in the second quarter of 2009 and was associated with the closing of 11 stores in the U.S. and two stores in Mexico. These charges were included in other operating expenses in the Consolidated Statements of Operations.

Facility closure reserve account activity during the first six months of 2010 and 2009 was as follows:

	Six Months Ended 2010
	Lease\Contract Terminations	Other	Total
	(thousands)
Balance at December 26, 2009	$61,559	$13	$61,572
Charges related to stores closed in 2010	12,947	122	13,069
Transfer of deferred rent and other balances	6,659	—	6,659
Cash payments	(11,544)	(97)	(11,641)
Accretion	1,691	—	1,691

Balance at June 26, 2010	$71,312	$38	$71,350

	Six Months Ended 2009
	Lease\Contract Terminations	Other	Total
	(thousands)
Balance at December 27, 2008	$48,439	$494	$48,933
Charges related to stores closed in 2009	29,911	1,297	31,208
Transfer of deferred rent balances	3,214	—	3,214
Changes to estimated costs	1,469	(409)	1,060
Cash payments	(11,560)	(1,231)	(12,791)
Accretion	1,089	—	1,089

Balance at June 27, 2009	$72,562	$151	$72,713

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

At June 26, 2010, the lease termination component of the facilities closure reserve consisted of the following:

June 26, 2010
(thousands)
Estimated future lease obligations	$144,424
Less: anticipated sublease income	(73,112)

Total	$71,312

In addition, the Company is the lessee of a legacy, building materials manufacturing facility near Elma, Washington. During 2006, the Company ceased operations at the facility, fully impaired the assets and recorded a reserve, which is separate from the facility closure reserve above, for the related lease payments and other contract termination and closure costs. During the second quarter, the Company signed an agreement with the lessor to terminate the lease and recorded income of $3.9 million to adjust the associated reserve. This income is reported in other operating (income) expense in the Consolidated Statements of Operations. Also during the second quarter, the Company contracted with a third party for the sale of the equipment, subject to a financing contingency. Assuming the equipment purchaser obtains its financing and the sale transaction closes, we would record an additional favorable reserve adjustment at the time of the transaction closing. The liabilities of the Elma facility ($10.2 million in total) are recorded in other current liabilities and other long-term liabilities in the Consolidated Balance Sheets.

3. Severance and Other Charges

The first six months of 2010 included a charge recorded in our Contract segment of $0.8 million (all in the first quarter) for severance related to a reorganization of our U.S. Contract customer service centers. During the first six months of 2009, we recorded $6.9 million (all in the second quarter) of severance charges in the Contract segment, principally related to U.S. and Canadian sales force reorganizations. These charges are included in other operating expenses in the Consolidated Statements of Operations.

As of June 26, 2010, $1.1 million of severance charges recorded in 2010 and 2009 remain to be paid and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

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

5. Debt

Credit Agreements

On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the “U.S. Credit Agreement”) with a group of banks. The U.S. Credit Agreement permits the Company to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory, less certain reserves. Letters of credit, which may be issued under the U.S. Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. At June 26, 2010, the Company was in compliance with all covenants under the U.S. Credit Agreement. The U.S. Credit Agreement expires on July 12, 2012.

On September 30, 2009, Grand & Toy Limited, the Company’s wholly-owned subsidiary in Canada, entered into a Loan and Security Agreement (the “Canadian Credit Agreement”) with a group of banks. The Canadian Credit Agreement permits Grand & Toy Limited to borrow up to a maximum of C$60 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory, less certain reserves. Letters of credit, which may be issued under the Canadian Credit Agreement up to a maximum of C$10 million, reduce available borrowing capacity. Grand & Toy Limited was in compliance with all covenants under the Canadian Credit Agreement at the end of the second quarter of 2010. The Canadian Credit Agreement expires on July 12, 2012.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

On March 15, 2010, the Company’s five wholly-owned subsidiaries based in Australia and New Zealand (the “Australasian subsidiaries”) entered into a Facility Agreement (the “Australasian Credit Agreement”) with a financial institution based in those countries. The Australasian Credit Agreement permits the Australasian subsidiaries to borrow up to a maximum of A$80 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of certain owned properties less certain reserves. At the end of the second quarter of 2010, the Australasian subsidiaries were in compliance with all covenants under the Australasian Credit Agreement. The Australasian Credit Agreement expires on March 15, 2013.

Borrowings and availability under the Company’s credit agreements at the end of the second quarter of 2010 were as follows:

	U.S. Credit Agreement	Canadian Credit Agreement	Australasian Credit Agreement	Total
	(millions of U.S. dollars)
Maximum aggregate available borrowing amount	$528.1	$41.7	$56.6	$626.4
Less: Stand-by letters of credit	(57.5)	—	—	(57.5)

Amount available for borrowing at the end of the second quarter of 2010	$470.6	$41.7	$56.6	$568.9

Maximum borrowings outstanding during first six months of 2010	$—	$—	$—	$—

Borrowings and availability under the Company’s credit agreements at December 26, 2009 were as follows:

	U.S. Credit Agreement	Canadian Credit Agreement	Total
	(millions of U.S. dollars)
Maximum aggregate available borrowing amount	$534.4	$39.7	$574.1
Less: Stand-by letters of credit	(61.1)	—	(61.1)

Amount available for borrowing at December 26, 2009	$473.3	$39.7	$513.0

Cash Paid for Interest

Cash payments for interest, excluding payments related to the timber notes, were $16.7 million and $17.3 million for the first six months of 2010 and 2009, respectively. Cash interest payments made on the Securitization Notes are completely offset by interest payments received on the Installment Notes.

6. Investments in Affiliates

In connection with the sale of the paper, forest products and timberland assets in 2004, the Company invested $175 million in the securities of affiliates of Boise Cascade, L.L.C. Due to the restructuring conducted by those affiliates, the investment is currently in Boise Cascade Holdings, L.L.C. (the “Boise Investment”). A portion of the securities received in exchange for the Company’s investment carry no voting rights. This investment is accounted for under the cost method as the Company does not have the ability to significantly influence its operating and financial policies. This investment is included in investment in affiliates in the Consolidated Balance Sheets.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Through its investment in Boise Inc., Boise Cascade Holdings, L.L.C. indirectly owned an interest in Boise White Paper, L.L.C. OfficeMax is obligated by contract to purchase its North American requirements for cut-size office paper from Boise White Paper, L.L.C. During the first quarter of 2010, Boise Cascade Holdings, L.L.C. sold its remaining investment in Boise Inc. As a result of the sale, the Company estimated the fair value of its investment in Boise Cascade Holdings, L.L.C. and concluded that there was no impairment to the carrying value of the investment. The Company continues to monitor and assess this investment and industry. Also as a result of the sale, Boise White Paper, L.L.C. is no longer a related party to the Company, and as such, amounts presented as related party receivables of $6.5 million and related party payables of $37.1 million at December 26, 2009 have been included in “Receivables, net” and “Accounts Payable”, respectively.

The Boise Investment represented a continuing involvement in the operations of the business we sold in 2004. Therefore, approximately $180 million of gain realized from the sale in 2004 was deferred. This gain is expected to be recognized in earnings as the Company’s investment is reduced.

The non-voting securities of Boise Cascade Holdings, L.L.C. accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June and December. The Company recognized dividend income on this investment of $1.8 million and $1.6 million in the second quarter of 2010 and 2009, respectively, and $3.5 million and $3.3 million in the first six months of 2010 and 2009, respectively.

The Company receives distributions on the Boise Investment for the income tax liability associated with its share of allocated earnings. The Company did not receive any tax-related distributions in the first six months of 2010 and received $2.6 million in the first six months of 2009.

7. Financial Instruments

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (non-derivatives), short-term borrowings and trade accounts payable approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at June 26, 2010 and December 26, 2009. The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in a current transaction between willing parties.

	June 26, 2010		December 26, 2009
	Carrying Amount	Fair value	Carrying Amount	Fair value
	(millions)
Debt:
Fixed-rate debt	$280.2	$246.8	$280.9	$190.8
Variable-rate debt	15.4	15.1	16.7	16.4
Timber notes securitized
Wachovia	$735.0	$791.5	$735.0	$754.8
Lehman	735.0	81.8	735.0	81.8
Financial assets:
Timber notes receivable
Wachovia	$817.5	$865.0	$817.5	$823.6
Lehman	81.8	81.8	81.8	81.8

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

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

•

Debt: The fair value of the Company’s debt is estimated based on recent quoted market prices when available or by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 inputs).

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

For the six months ended June 26, 2010, there was no change in assets and liabilities measured at estimated fair value using Level 3 inputs.

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

As of June 26, 2010, the Company had $20.9 million of total gross unrecognized tax benefits. During the first six months of 2010, the Company increased the unrecognized tax benefit as we derecognized amounts for

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

positions relating to temporary differences. Of the total gross unrecognized benefits, approximately $6.4 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in future periods. The Company does not anticipate any tax settlements to occur within the next twelve months.

A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

Amount
(thousands)
Balance at December 26, 2009	$8,247
Increase related to prior year tax positions	12,966
Settlement	(329)

Balance at June 26, 2010	$20,884

During the first six months of 2010 and 2009, the Company made cash payments for income taxes, net of refunds received, as follows:

	2010	2009
	(thousands)
Cash tax payments, net	$3,815	$11,685

9. Postretirement Benefit Plans

The following represents the components of net periodic pension and other postretirement benefit costs (income) which are recorded in general and administrative expense in the Consolidated Statements of Operations:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(thousands)
Service cost	$707	$1,126	$66	$55
Interest cost	18,494	18,965	310	297
Expected return on plan assets	(20,872)	(18,943)	—	—
Recognized actuarial loss	3,273	1,646	64	46
Amortization of prior service costs and other	—	—	(1,002)	(997)

Net periodic benefit cost (income)	$1,602	$2,794	$(562)	$(599)

	Pension Benefits		Other Benefits
	Six Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(thousands)
Service cost	$1,383	$2,253	$131	$94
Interest cost	37,107	37,929	605	576
Expected return on plan assets	(41,747)	(38,737)	—	—
Recognized actuarial loss	6,619	7,037	112	96
Amortization of prior service costs and other	379	—	(2,003)	(1,996)

Net periodic benefit cost (income)	$3,741	$8,482	$(1,155)	$(1,230)

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

The Company expects to fund the minimum pension contribution requirement for 2010 of approximately $3.8 million, with cash. As of June 26, 2010, $1.8 million in cash has been contributed.

10. Segment Information

The Company manages its business using three reportable segments: Contract, Retail and Corporate and Other. Management reviews the performance of the Company based on these segments.

Contract distributes a broad line of items for the office, including office supplies and paper, technology products and solutions, print and document services and office furniture. Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Australia and New Zealand, through office products stores. All products sold by Contract are purchased from third-party manufacturers or industry wholesalers. Contract purchases office papers primarily from Boise White Paper, L.L.C., under a paper supply contract with an initial term that expires in 2016.

Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. In addition, this segment contracts with large national retail chains to supply office and school supplies to be sold in their stores. Retail office products stores feature OfficeMax ImPress, an in-store module devoted to print-for-pay and related services. Retail has operations in the United States, Puerto Rico and the U.S. Virgin Islands. The Retail segment also operates office products stores in Mexico through a 51%-owned joint venture. All products sold by Retail are purchased from third-party manufacturers or industry wholesalers. Retail purchases office papers primarily from Boise White Paper, L.L.C., under the paper supply contract described above.

Corporate and Other includes corporate support staff services and certain other legacy expenses as well as the related assets and liabilities. The income and expense related to certain assets and liabilities that are reported in the Corporate and Other segment have been allocated to the Contract and Retail segments.

Management evaluates the segments’ performances based on “segment income” which represents operating income (loss) excluding the effect of certain operating matters such as severances, facility closures (including adjustments to legacy closure), and asset impairments, that are not indicative of our core operations.

An analysis of our operations by segment is as follows:

	Sales	Segment income (loss)	Other operating (income) expense, net	Operating income (loss)	Interest and other, net	Pre-tax income (loss)
	(millions)
Three months ended June 26, 2010
Contract	$880.5	$19.4	$—	$19.4
Retail	772.7	13.9	(1.1)	12.8
Corporate and Other	—	(8.0)	3.9	(4.1)

	$1,653.2	$25.3	$2.8	$28.1	$(7.9)	$20.2

Three months ended June 27, 2009
Contract	$881.7	$12.4	$(6.9)	$5.5
Retail	776.2	(2.0)	(21.3)	(23.3)
Corporate and Other	—	(9.6)	(0.1)	(9.7)

	$1,657.9	$0.8	$(28.3)	$(27.5)	$(4.0)	$(31.5)

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

	Sales	Segment income (loss)	Other operating (income) expense, net	Operating income (loss)	Interest and other, net	Pre-tax income (loss)
	(millions)
Six months ended June 26, 2010
Contract	$1,843.5	$53.1	$(0.8)	$52.3
Retail	1,726.9	52.6	(14.4)	38.2
Corporate and Other	—	(16.9)	3.9	(13.0)

	$3,570.4	$88.8	$(11.3)	$77.5	$(15.6)	$61.9

Six months ended June 27, 2009
Contract	$1,809.3	$33.9	$(6.9)	$27.0
Retail	1,760.3	23.3	(31.2)	(7.9)
Corporate and Other	—	(18.9)	(0.1)	(19.0)

	$3,569.6	$38.3	$(38.2)	$0.1	$(10.3)	$(10.2)

11. Share Based Payments

The Company sponsors several share-based compensation plans, which are described below. The Company recognizes compensation expense from all share-based payment transactions with employees in the consolidated financial statements based on grant date fair value, with the offset recorded to additional paid-in capital. Pre-tax compensation expense related to the Company’s share-based plans was $3.3 million and $2.0 million for the second quarters of 2010 and 2009, respectively and $5.9 million and $3.7 million for the first six months of 2010 and 2009, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.3 million and $0.8 million for the second quarter of 2010 and 2009, respectively and $2.3 million and $1.5 million for the first six months of 2010 and 2009, respectively.

Restricted Stock and Restricted Stock Units

Pre-tax compensation expense related to restricted stock and Restricted Stock Units (“RSUs”) awards was $2.0 million and $1.3 million for the second quarters of 2010 and 2009, respectively and $3.5 million and $2.8 million for the first six months of 2010 and 2009, respectively. The grant date fair value used to calculate compensation expense related to restricted stock and RSUs is based on the closing price of the Company’s common stock on the grant date. The remaining compensation expense to be recognized related to outstanding restricted stock and RSUs, net of estimated forfeitures, is approximately $8.1 million. The remaining compensation expense is to be recognized through the first quarter of 2013.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

A summary of restricted stock and RSU activity for the first six months of 2010 and 2009 is presented in the following table:

	2010		2009
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested, balance at beginning of period	1,929,945	$16.24	2,258,961	$31.07
Granted	347,356	14.45	726,152	4.88
Vested	(1,126)	33.69	(489,682)	27.09
Forfeited	(542,348)	22.38	(574,409)	49.70

Nonvested, balance at end of period	1,733,827	$13.95	1,921,022	$16.62

Stock Options

Pre-tax compensation expense related to stock option awards was $1.3 million and $0.7 million for the second quarters of 2010 and 2009, respectively and $2.4 million and $0.9 million for the first six months of 2010 and 2009, respectively. The grant date fair value used to calculate compensation expense related to stock option awards is based on the Black-Scholes option pricing model. The grant date fair value for stock options granted in the first six months of 2010 (all in the first quarter) was calculated using the following weighted-average assumptions: risk-free interest rate of 3.15% (based on the applicable Treasury note rate for the time period options may be exercised); expected life of 3.0 years (based on the time period options are expected to be outstanding based on historical experience); and expected stock price volatility of 69.0% (based on a combination of the historical and expected future volatility of the Company’s common stock). The remaining compensation expense to be recognized related to outstanding stock options net of estimated forfeitures, is approximately $6.7 million. The majority of the remaining compensation expense is to be recognized through the first quarter of 2013.

A summary of stock option activity for the six months ended June 26, 2010 and June 27, 2009 is presented in the table below:

	2010		2009
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Balance at beginning of period	3,249,773	$15.14	1,495,795	$31.95
Options granted	1,068,362	14.52	2,071,360	4.77
Options exercised	(370,022)	4.80	—	—
Options forfeited and expired	(104,526)	11.20	(2,100)	29.38

Balance at end of period	3,843,587	$16.07	3,565,055	$16.16
Exercisable at end of period	1,515,470		1,434,362

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

The following table provides summarized information about stock options outstanding at June 26, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	11,171	—	$2.50	11,171	$2.50
$4.00 – $5.00	1,531,436	5.6	4.76	272,423	4.72
$14.00 – $15.00	1,057,438	6.6	14.52	—	—
$18.00 – $28.00	533,582	0.2	27.65	533,582	27.65
$28.01 – $39.00	709,960	2.3	34.29	698,294	34.34

At June 26, 2010, the aggregate intrinsic value was $16.1 million for outstanding stock options and $2.9 million for exercisable stock options. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company’s closing stock price on the last trading day of the second quarter of 2010 and the exercise price, multiplied by the number of in-the-money stock options at the end of the quarter).

12. Shareholders’ Equity and Noncontrolling Interest

The following table reflects changes in shareholders’ equity and noncontrolling interest for the first six months of 2010.

	Shareholders’ Equity	Noncontrolling Interest
	(thousands)
Balance at December 26, 2009	$503,196	$28,059

Comprehensive income:
Net income attributable to OfficeMax and noncontrolling interest	37,888	1,364
Other comprehensive income:
Foreign currency translation adjustments	(6,549)	171
Amortization of unrecognized retirement and benefit costs, net of tax	3,118	—

Comprehensive income attributable to OfficeMax and noncontrolling interest	34,457	1,535
Preferred stock dividends	(1,348)	—
Stock-based compensation	5,924	—
Non-controlling interest fair value adjustment	(4,972)	4,972
Other	(1,374)	(8)

Balance at June 26, 2010	$535,883	$34,558

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the second quarter of 2010, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $34.1 million. As the estimated purchase price was greater at the end of the second quarter of 2010 than the carrying value of the noncontrolling interest, the Company recorded an adjustment to state the noncontrolling interest at the estimated purchase price, and, as the estimated purchase price approximates fair value, the offset was recorded to additional paid-in capital.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

13. Comprehensive Income

Comprehensive income includes the following:

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(thousands)		(thousands)
Net income (loss) attributable to OfficeMax and noncontrolling interest	$12,949	$(17,728)	$39,252	$(4,697)
Other comprehensive income:
Foreign currency translation adjustments	(10,920)	37,252	(6,378)	25,860
Amortization of unrecognized retirement and benefit costs, net of tax	2,321	418	3,118	3,123

Comprehensive income attributable to OfficeMax and noncontrolling interest	4,350	19,942	35,992	24,286
Less: Comprehensive income (loss) attributable to noncontrolling interest	455	4,390	1,535	(895)

Comprehensive income available to OfficeMax	$3,895	$15,552	$34,457	$25,181

14. Net Income (Loss) Available to OfficeMax Common Shareholders

The computation of basic and diluted income (loss) per common share for the second quarter and the first six months of 2010 and 2009 is as follows:

	Three months Ended		Six months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
	(thousands, except per- share amounts)		(thousands, except per- share amounts)
Net income (loss) available to OfficeMax common shareholders	$11,761	$(17,714)	$36,540	$(4,566)

Average shares—basic	84,928	76,285	84,791	76,207
Restricted stock, stock options and other	1,173	—	1,177	—

Average shares—diluted(a)(b)(c)	86,101	76,285	85,968	76,207
Income (loss) per common share:
Basic	$0.14	$(0.23)	$0.43	$(0.06)
Diluted	$0.14	$(0.23)	$0.43	$(0.06)

(a)	The assumed conversion of outstanding preferred stock was anti-dilutive in all periods presented, and therefore no adjustment was required to determine diluted income or average shares-diluted.
(b)	Outstanding options to purchase 1.2 million shares of common stock were excluded from the computation of diluted income (loss) per common share for the periods of 2010 presented, because the impact would have been anti-dilutive as such options’ exercise prices were higher than the average market price during those periods.
(c)	Outstanding options to purchase 1.4 million shares of common stock were excluded from the computation of diluted loss per common share for the periods of 2009 presented, as were 0.4 million and 0.7 million shares related to restricted stock units and restricted shares for the second quarter and first six months of 2009, respectively. All were excluded because the impact would have been anti-dilutive due to the losses reported for those periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains statements about our future financial performance. These statements are only predictions. Our actual results may differ materially from these predictions. In evaluating these statements, you should review “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 26, 2009, including “Cautionary and Forward-Looking Statements.”

Overall Summary

Sales for the second quarter of 2010 decreased 0.3% year-over-year to $1,653.2 million, while sales of $3,570.4 million for the first six months of 2010 were nearly equivalent to the first six months of 2009. In local currency, sales for the second quarter of 2010 declined 2.5% compared to the second quarter of 2009 and sales for the first six months of 2010 declined 3.1% compared to the first six months of 2009. The sales declines primarily reflected the continued weaker economic environment and negatively impacted both our Contract and Retail segments. Gross profit margin increased 2.1% of sales (210 basis points) to 25.9% of sales in the second quarter of 2010 and 2.0% of sales (200 basis points) to 26.1% of sales in the first six months of 2010, related to improved product margins, including the reversal of inventory shrinkage reserves due to favorable results from our annual physical inventory counts ($14.6 million in the second quarter and $16.9 million in the first six months of 2010) and reduced occupancy and delivery costs in both our Contract and Retail segments. Operating expenses were negatively impacted by higher compensation expense of $15.5 million for the second quarter of 2010 and $28.0 million for the first six months of 2010, compared to the same periods of 2009 when we had minimal incentive compensation expense. This increase was primarily due to timing, as we did not accrue at normalized levels in the first half of last year. At that time, we did not anticipate achieving the performance targets under our incentive plans for the full year of 2009. Operating expenses were also negatively impacted by increased expenses related to long-term growth initiatives. We reported operating income of $28.1 million and $77.5 million in the second quarter and first six months of 2010, respectively, compared to a loss of $27.5 million and income of $0.1 million for the second quarter of 2009 and the first six months of 2009, respectively. The reported net income (loss) available to OfficeMax common shareholders was income of $11.8 million, or $0.14 per diluted share, in the second quarter of 2010 compared to a loss of $17.7 million, or $(0.23) per diluted share, in the second quarter 2009. The reported net income (loss) available to OfficeMax common shareholders was $36.5 million, or $0.43 per diluted share, in the first six months of 2010 compared to a loss of $4.6 million, or $(0.06) per diluted share, in the first six months of 2009.

As noted in the discussion and analysis that follows, our operating results were impacted by significant items in both years. These items included charges for store closures and severance, and favorable adjustments to legacy reserves as well as gains from non-operating legacy activities. Excluding the impact of these items, our adjusted operating income was $25.3 million and $88.8 million for the second quarter and first six months of 2010, respectively, and was $0.8 million and $38.3 million for the second quarter and first six months of 2009, respectively. Excluding the impact of these items our adjusted net income (loss) available to OfficeMax common shareholders was income of $10.0 million, or $0.12 per diluted share, and $43.5 million, or $0.51 per diluted share, for the second quarter and first six months of 2010, respectively, and a loss of $3.1 million, or $(0.04) per diluted share, and income of $14.3 million, or $0.19 per diluted share, for the second quarter and first six months of 2009, respectively.

Results of Operations, Consolidated

($ in millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Sales	$1,653.2	$1,657.9	$3,570.4	$3,569.6
Gross profit	427.7	394.9	933.2	860.5
Operating and selling expenses	321.9	323.6	684.9	682.3
General and administrative expenses	80.5	70.5	159.5	139.9
Other operating (income) expenses	(2.8)	28.3	11.3	38.2

Total operating expenses	399.6	422.4	855.7	860.4
Operating income (loss)	$28.1	$(27.5)	$77.5	$0.1
Net income (loss) available to OfficeMax common shareholders	$11.8	$(17.7)	$36.5	$(4.6)

Gross profit margin	25.9%	23.8%	26.1%	24.1%
Operating and selling expenses	19.5%	19.5%	19.2%	19.1%
General and administrative expenses	4.9%	4.2%	4.4%	3.9%

In addition to assessing our operating performance as reported under U.S. generally accepted accounting principles (GAAP), we evaluate our results of operations before non-operating legacy items and operating items that are not indicative of our core operating activities such as severance, facility closure (including adjustments to legacy closures), and asset impairments. We believe our presentation of financial measures before, or excluding, these items, which are non-GAAP measures, enhances our investors’ overall understanding of our recurring operational performance and provides useful information to both investors and management to evaluate the ongoing operations and prospects of OfficeMax by providing better comparisons. Whenever we use non-GAAP financial measures, we designate these measures as “adjusted” and provide a reconciliation of the non-GAAP financial measures to the most closely applicable GAAP financial measure. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measure. In the following tables, we reconcile our non-GAAP financial measures to our reported GAAP financial results for both 2010 and 2009.

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

	OfficeMax Incorporated and Subsidiaries Non-GAAP Reconciliation-Impact of Special Items on Income
	Three Months Ended June 26, 2010			Six Months Ended June 26, 2010
	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(millions, except per-share amounts)			(millions, except per-share amounts)
As reported	$28.1	$11.8	$0.14	$77.5	$36.5	$0.43
Store and facility closure charges and other adjustments	(2.8)	(1.8)	(0.02)	11.3	7.0	0.08

As adjusted	$25.3	$10.0	$0.12	$88.8	$43.5	$0.51

	Three Months Ended June 27, 2009			Six Months Ended June 27, 2009
	Operating income (loss)	Net income (loss) available to OfficeMax common shareholders	Diluted income (loss) per common share	Operating income	Net income (loss) available to OfficeMax common shareholders	Diluted income (loss) per common share
	(millions, except per-share amounts)			(millions, except per-share amounts)
As reported	$(27.5)	$(17.7)	$(0.23)	$0.1	$(4.6)	$(0.06)
Store and facility closure charges and other adjustments	28.3	17.3	0.23	38.2	23.2	0.31
Boise Cascade Holdings, L.L.C. distribution	—	—	—	—	(1.6)	(0.02)
Voyageur Panel	—	(2.7)	(0.04)	—	(2.7)	(0.04)

As adjusted	$0.8	$(3.1)	$(0.04)	$38.3	$14.3	$0.19

These items are described in more detail in this Management’s Discussion and Analysis.

At the end of the second quarter of 2010, we had $521.2 million in cash and cash equivalents and $568.9 million in available (unused) borrowing capacity under our credit facilities. The combination of cash and cash equivalents and estimated available borrowing capacity yields $1,090.1 million of overall liquidity. We had outstanding recourse debt of $295.6 million (both current and long-term) and non-recourse obligations of $1,470.0 million related to the timber securitization notes. There is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged installment notes receivable and underlying guarantees. There were no borrowings on our credit facilities during the first six months of 2010.

For the first six months of 2010, we generated $68.0 million of cash from operations reflecting net income, significant reductions in inventory levels and good working capital management. In the first quarter of 2010, a significant amount of incentive compensation payments were made reflecting the achievement of the 2009 incentive plan performance targets.

We invested $28.6 million for capital expenditures in the first six months of 2010 and expect capital expenditures for the full year 2010 to be in the range of $80 million to $100 million.

Outlook

Given the continued weak economic environment, we are cautious in our expectations for the remainder of 2010. In the near term, we expect to continue facing challenging global macroeconomic conditions and continued weak U.S. unemployment trends. Based on these assumptions, we anticipate that for the full year of 2010, total sales will be flat to slightly lower than in 2009, including the favorable impact of foreign currency translation, and that adjusted operating income margin rate will be higher than the prior year but significantly less than the first half 2010 year-over-year improvement. We expect increased expenses related to long-term growth initiatives to negatively impact earnings in 2010, including the third quarter. Finally, we anticipate positive cash flow from operations in 2010, although lower than in 2009, due to favorable one-time cash in-flows last year and higher working capital needs in the current year.

Operating Results

Sales for the second quarter of 2010 of $1,653.2 million decreased 0.3% compared to sales of $1,657.9 million for the second quarter of 2009, while sales for the first six months of 2010 of $3,570.4 million were nearly equal to sales of $3,569.6 million for the first six months of 2009. Sales for the second quarter and first six months benefited from the favorable impact of foreign currency exchange rate changes, with the impact being less favorable in the second quarter of 2010 than in the first quarter of 2010. In local currency, the year-over-year sales decline for the second quarter of 2010 was 2.5% compared to a year-over-year sales decline of 3.6% for the first quarter of 2010. The year-over-year sales decreases occurred in both our Contract and Retail segments and resulted primarily from the continued weak economic environment.

Gross profit margin increased 2.1% of sales (210 basis points) to 25.9% of sales in the second quarter of 2010 and 2.0% of sales (200 basis points) to 26.1% of sales in the first six months of 2010. The gross profit margins increased in both our Contract and Retail segments, reflecting improved product margins, including the reversal of inventory shrinkage reserves due to favorable results from our annual physical inventory counts ($14.6 million in the second quarter and $16.9 million for the first six months), and reduced occupancy and delivery costs.

Operating and selling expenses of 19.5% of sales in the second quarter of 2010 were flat compared to the second quarter of 2009 and increased slightly to 19.2% for the first six months of 2010 from 19.1% of sales in the first six months of 2009. Increased incentive compensation expense was partially offset by favorable trends in benefit-related items. Incentive compensation expense increased $6.2 million and $10.9 million for the second quarter and the first six months of 2010, respectively. The difference in compensation expense recognized in the second quarter and first six months of 2010 compared to the same periods of 2009 was due to management’s differing expectations during 2010 and 2009 regarding whether we would attain the respective years’ full-year incentive plan performance targets.

General and administrative expenses increased 0.7% of sales to 4.9% of sales in the second quarter of 2010, and 0.5% to 4.4% for the first six months of 2010. The increase primarily reflected higher incentive compensation expenses (as noted above) and increased payroll and other expenses resulting from our new growth initiatives, partially offset by lower pension expense. General and administrative expense increased $9.3 million and $17.1 million in the second quarter and first six months of 2010, respectively, due to incentive compensation expense.

As noted above, our results for the first six months of 2010 and 2009 include several significant items, as follows:

•

The first six months of 2010 and 2009 include charges recorded in our Retail segment related to store closures in the U.S. and Mexico (2009 only) of $14.4 million and $31.2 million, respectively, which reduced net income available to OfficeMax common shareholders by $8.9 million and $18.8 million, or $0.10 and $0.25 per diluted share for 2010 and 2009, respectively. Such charges in the second quarter of 2010 and 2009 were $1.1 million and $21.3 million, respectively, which reduced net income available to OfficeMax common shareholders by $0.6 million and $12.9 million, or $0.01 and $0.17 per diluted share for 2010 and 2009, respectively.

•

The first six months of 2010 and 2009 include severance charges recorded in our Contract segment consisting of $0.8 million in the first quarter of 2010 related to a reorganization of U.S. customer service operations and $6.9 million in the second quarter of 2009 principally related to U.S. and Canadian sales force reorganizations. The effect of these items reduced net income by $0.5 million and $4.4 million, or $0.01 and $0.06 per diluted share for 2010 and 2009, respectively, for both the respective quarters and six-month periods.

•

The first six months of 2010 include income of $3.9 million, all recorded in the second quarter, related to the adjustment of a reserve associated with our legacy building materials manufacturing facility near Elma, Washington due to an agreement with the lessor to terminate the lease. This item increased net income by $2.4 million, or $0.03 per diluted share, for both the quarter and six months.

•

The second quarter and first six months of 2009 include $4.4 million of interest income related to a tax escrow balance established in a prior period in connection with our legacy Voyager Panel business sold in 2004. This item increased net income by $2.7 million, or $0.04 per diluted share.

•

Other income, net for the first six months of 2009 includes $2.6 million of income, all recorded in the first quarter, for tax distributions related to our investment in Boise Cascade Holdings, L.L.C. This item increased net income $1.6 million, or $0.02 per diluted share, for the six months.

Interest income was $10.6 million and $15.1 million for the second quarters of 2010 and 2009, respectively. For the first six months of 2010 and 2009, interest income was $21.2 and $25.6 million, respectively. The decrease was due primarily to the $4.4 million of interest income recorded in 2009 related to the tax escrow balance discussed above. As a result of the September 2008 bankruptcy filing by Lehman Brothers Holdings Inc. (“Lehman”), we recorded no interest income on the Lehman portion of the timber notes receivable in 2010 or 2009. Interest expense decreased to $18.4 million in the second quarter of 2010 from $19.3 million in the second quarter of 2009 and to $36.7 million in the first six months of 2010 from $38.7 million in the first six months of 2009. The decrease in interest expense was due primarily to reduced debt resulting from debt repayments made in 2009.

For the second quarter of 2010, we recognized income tax expense of $7.3 million on pre-tax income of $20.2 million (effective tax expense rate of 36.0%) compared to income tax benefit of $13.8 million on a pre-tax loss of $31.5 million (effective tax benefit rate of 43.6%) for the second quarter of 2009. For the first six months of 2010, we recognized income tax expense of $22.7 million on pre-tax income of $61.9 million (effective tax expense rate of 36.6%) compared to income tax benefit of $5.5 million on a pre-tax loss of $10.2 million (effective tax benefit rate of 54.0%) for the first six months of 2009. The effective tax rate in both years was impacted by the effects of state income taxes, income items not subject to tax, non-deductible expenses, the mix of domestic and foreign sources of income and the low levels of profitability.

We reported net income attributable to OfficeMax and noncontrolling interest of $12.9 million and $39.2 million for the second quarter and first six months of 2010, respectively. After adjusting for joint venture earnings attributable to noncontrolling interest and preferred dividends, we reported net income available to OfficeMax common shareholders of $11.8 million, or $0.14 per diluted share, and $36.5 million, or $0.43 per diluted share, for the second quarter and first six months of 2010, respectively. Adjusted net income (loss) available to OfficeMax common shareholders, as discussed above, was income of $10.0 million, or $0.12 per diluted share, for the second quarter of 2010 compared to a loss of $3.1 million, or $(0.04) per diluted share, for the second quarter of 2009. For the first six months of 2010 and 2009, adjusted net income (loss) available to OfficeMax common shareholders was income of $43.5 million, or $0.51 per diluted share, for 2010 compared to income of $14.3 million, or $0.19 per diluted share, for 2009.

Segment Discussion

We manage our business using three reportable segments: OfficeMax, Contract; OfficeMax, Retail; and Corporate and Other.

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

Management evaluates the segments’ performances based on “segment income” which represents operating income (loss) excluding the effect of certain operating matters such as severances, facility closures (including adjustments to legacy closures) and asset impairments, that are not indicative of our core operations.

OfficeMax, Contract

($ in millions)

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Sales	$880.5	$881.7	$1,843.5	$1,809.3
Gross profit	199.9	181.5	418.3	376.1
Gross profit margin	22.7%	20.6%	22.7%	20.8%
Operating, selling and general and administrative expenses	180.5	169.1	365.2	342.2
Percentage of sales	20.5%	19.2%	19.8%	18.9%

Segment income	$19.4	$12.4	$53.1	$33.9
Percentage of sales	2.2%	1.4%	2.9%	1.9%

Sales by Product Line
Office supplies and paper	$496.2	$514.5	$1,059.3	$1,069.3
Technology products	296.3	287.4	608.3	575.9
Office furniture	88.0	79.8	175.9	164.1
Sales by Geography
United States	$607.9	$630.9	$1,252.0	$1,301.0
International	272.6	250.8	591.5	508.3
Sales Growth
Total sales growth	(0.1)%	(20.7)%	1.9%	(21.6)%

Contract segment sales for the second quarter of 2010 of $880.5 million were flat compared to sales of $881.7 million for the second quarter of 2009. A favorable impact from changes in foreign currency exchange rates offset the 4.1% decline in sales in local currencies. The U.S. Contract sales decline of 3.6% in the second quarter of 2010 was slightly improved from the 3.9% decline in the first quarter of 2010, as the rate of sales decline related to existing customers continued to decrease and sales to newly acquired customers continued to outpace the reduction in sales to lost customers. Sales to existing customers declined 6.8% in the second quarter compared to a decline of 7.9% in the first quarter. International sales declined 5.2% in local currencies in the second quarter of 2010 compared to a 2.6% decline in local currencies in the first quarter of 2010, primarily as a result of decreased sales to existing customers.

Contract segment gross profit margin increased 2.1% of sales (210 basis points) to 22.7% of sales for the second quarter of 2010 and 1.9% of sales (190 basis points) to 22.7% for the first six months of 2010. The increases in gross profit margins occurred in both the U.S. and Internationally. U.S. gross profit margins increased due to profitability initiatives, the reversal of inventory shrinkage reserves due to favorable results from our annual physical inventory counts ($3.7 million in the second quarter and $5.4 million for the first six months) and reduced occupancy expense (reflecting facility closures in 2009) as well as reduced delivery costs. International margin improvements resulted from improved product margins that were helped by profitability initiatives.

Contract segment operating, selling and general and administrative expenses increased 1.3% of sales to 20.5% of sales for the second quarter and 0.9% of sales to 19.8% of sales for the first six months of 2010. The increase was primarily due to increased incentive compensation expense and costs associated with our new growth initiatives, partially offset by favorable trends in benefit-related items and lower payroll costs as a result of the reorganization of our U.S. and Canadian sales forces, and U.S. customer service operations. Incentive compensation expense increased $6.2 million and $11.6 million for the second quarter and the first six months of 2010, respectively, compared to the same periods in 2009.

Contract segment income was $19.4 million, or 2.2% of sales, and $12.4 million, or 1.4% of sales, for the second quarters of 2010 and 2009, respectively, and $53.1 million, or 2.9% of sales, and $33.9 million, or 1.9% of sales, for the first six months of 2010 and 2009, respectively. The increase in segment income for both periods was primarily attributable to the gross margin rate improvement as well as favorable impacts from changes in foreign currency exchange rates ($0.9 million for the second quarter of 2010 and $5.7 million for the first six months of 2010), which were partially offset by the higher incentive compensation expense.

OfficeMax, Retail

($ in millions)

	Three Months Ended		Six Months Ended
	June 26, 2010	June 27, 2009	June 26, 2010	June 27, 2009
Sales	$772.7	$776.2	$1,726.9	$1,760.3
Gross profit	227.8	213.4	514.9	484.4
Gross profit margin	29.5%	27.5%	29.8%	27.5%
Operating, selling and general and administrative expenses	213.9	215.4	462.3	461.1
Percentage of sales	27.7%	27.8%	26.8%	26.2%

Segment income (loss)	$13.9	$(2.0)	$52.6	$23.3
Percentage of sales	1.8%	(0.3)%	3.0%	1.3%

Sales by Product Line
Office supplies and paper	$323.0	$318.6	$705.6	$702.7
Technology products	404.4	409.2	919.3	933.6
Office furniture	45.3	48.4	102.0	124.0
Sales by Geography
United States	$721.3	$737.3	$1,624.2	$1,674.7
International	51.4	38.9	102.7	85.6
Sales Growth
Total sales growth	(0.5)%	(11.1)%	(1.9)%	(11.1)%
Same-location sales growth	(0.3)%	(11.6)%	(1.6)%	(12.3)%

Retail segment sales for the second quarter of 2010 decreased by 0.5% to $772.7 million from $776.2 million for 2009, reflecting a same-store sales decrease of 0.3% and the impact of stores closed in 2009. For the first six months of 2010, sales decreased 1.9% to $1,726.9 million from $1,760.3 million, reflecting a same-store sales decrease of 1.6% as well as the impact of stores closed in 2009. U.S. same-store sales declined 2.1% for the second quarter of 2010 compared to a decline of 3.3% for the first quarter of 2010 primarily due to continued weaker consumer and small business spending. Mexico same-store sales increased significantly (21% in local currency) compared to the second quarter of 2009 which had been severely impacted by the H1N1 flu epidemic. We ended the first six months of 2010 with 1,001 stores. In the U.S., we closed ten retail stores and opened none, ending the quarter with 923 retail stores. Grupo OfficeMax, our majority-owned joint venture in Mexico, opened one store and closed none, ending the quarter with 78 retail stores.

Retail segment gross profit margin increased 2.0% of sales (200 basis points) to 29.5% of sales for the second quarter of 2010 and increased 2.3% of sales (230 basis points) to 29.8% of sales for the first six months of 2010. The gross profit margin increase for the quarter was primarily related to the reversal of inventory shrinkage reserves due to favorable results from our annual physical inventory counts ($10.9 million) and lower occupancy costs, which were partially offset by a mix shift to lower margin tech items, including personal computers, and increased sales incentives. For the first six months of 2010, the gross margin increase was primarily related to the reversal of inventory shrinkage reserves due to favorable results from our annual physical inventory counts ($11.5 million) and lower occupancy costs due to rent reductions and closed stores as well as reduced sales incentives, all of which were partially offset by a mix shift to lower-margin tech items including personal computers and printers.

Retail segment operating, selling and general and administrative expenses decreased 0.1% of sales to 27.7% of sales for the second quarter of 2010 and increased 0.6% to 26.8% of sales for the first six months of 2010. Incentive compensation expense increased $8.3 million and $14.6 million for the second quarter and the first six months of 2010, respectively, compared to the same periods of 2009. Both periods of 2010 were also adversely impacted by increased expenses resulting from our new growth initiatives, but benefited from favorable trends in benefit-related items, a favorable legal settlement ($3.7 million) and reduced salary and benefit expense due to closed stores and store staffing reductions.

Retail segment income was $13.9 million, or 1.8% of sales, for the second quarter of 2010, compared to a segment loss of $2.0 million, or (0.3)% of sales, for the second quarter of 2009. Retail segment income was $52.6 million, or 3.0% of sales for the first six months of 2010 compared to $23.3 million, or 1.3% of sales, for the first six months of 2009. The increase in segment income for both periods of 2010 was primarily attributable to the improved gross profit margins as noted above and significant improvement in our Mexican joint venture, which were partially offset by the increased incentive compensation expense.

Corporate and Other

Corporate and Other segment loss was $8.0 million and $16.9 million for the second quarter and first six months of 2010, respectively, compared to $9.6 million and $18.9 million for the second quarter and first six months of 2009, respectively. Compared to the same periods of 2009, the second quarter and first six months of 2010 include $1.0 million and $1.8 million of increased incentive compensation expense, respectively, which was offset by lower pension costs.

Liquidity and Capital Resources

At the end of the second quarter of 2010, the total liquidity available for OfficeMax was $1,090.1 million. This included cash and cash equivalents of $521.2 million and borrowing availability of $568.9 million. The borrowing availability included $470.6 million and $41.7 million relating to our U.S. and Canadian credit agreements as well as $56.6 million related to our credit agreement associated with our subsidiaries in Australia and New Zealand (“Australasian Credit Agreement”). At the end of the second quarter of 2010, the Company was in compliance with all covenants under the three credit agreements. The U.S. and Canadian credit agreements expire on July 12, 2012 and the Australasian Credit Agreement expires on March 15, 2013. At the end of the second quarter of 2010, we had $295.6 million of short-term and long-term recourse debt and $1,470.0 million of non-recourse timber securitization notes outstanding.

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

Operating Activities

OfficeMax’s operating activities provided $68.0 million of cash during the first six months of 2010, compared to $114.2 million of cash during the first six months of 2009, due principally to net income and significantly reduced inventories, as a result of strong management oversight, which were partially offset by reduced accounts payable and the payment of higher incentive compensation awards in the first quarter of 2010. The decrease in cash from operations year-over-year was due primarily to the receipt during the second quarter of 2009 of $45.0 million from loans against our company-owned life insurance (“COLI”) policies. We ended the second quarter of 2010 with $43.5 million less inventory than at the end of 2009 and with $34.0 million less inventory than at the end of the second quarter of 2009, while maintaining our high in-stock levels. Accounts payable at the end of the second quarter of 2010 were $66.0 million lower than at the end of 2009, primarily reflecting reduced purchases and the timing of certain payments. In the first quarter of 2010, incentive compensation payments were made reflecting the achievement of the 2009 incentive plan performance targets. The targets were not achieved in 2008. Therefore, the amount of incentive payments made in 2009 was insignificant.

During the second quarter of 2009, we monetized $60.0 million from our COLI policies by withdrawing the principal balances and borrowing against the accumulated earnings. The cash from loans of $45.0 million was reported in cash from operations and the cash from withdrawals of $15.0 million was reported in cash from investing activities. We continue to borrow against accumulated earnings in our COLI policies. We expect to periodically repay and re-borrow on these loans in order to manage our investments and minimize interest expense. For 2010, there has been no material change in cash flows related to these activities.

We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax Contract employees. Pension expense was $3.7 million and $8.5 million for the first six months of 2010 and 2009, respectively. In the first six months of 2010 and 2009, we made contributions to our pension plans totaling $1.8 million and $3.5 million, respectively. For the full year, the minimum required funding contribution for 2010 is approximately $3.8 million and the expense is projected to be approximately $7.1 million.

Investment Activities

Our investing activities used $28.0 million of cash during the first six months of 2010 compared to $22.2 million of cash provided during the first six months of 2009. During the first six months of 2009, we received $25.1 million in cash related to a tax escrow balance established in a prior period in connection with our legacy Voyageur Panel business sold in 2004 and $15.0 million related to withdrawals from COLI policies. We invested $28.6 million for capital expenditures in the first six months of 2010 compared to $18.6 million in the first six months of 2009. We expect our capital investments in 2010 to total between $80 and $100 million, primarily for technology infrastructure investments and upgrades. We expect store openings for 2010 to be less than five by our joint venture in Mexico.

Financing Activities

Our financing activities used $4.4 million of cash during the first six months of 2010, compared to $20.5 million during the first six months of 2009, as we had no significant debt repayment requirements in the first six months of 2010.

Financing Arrangements

Our debt structure consists of credit agreements, note agreements and other borrowings. Information regarding our debt structure is included below. We lease our store space and certain other property and equipment under operating leases. These operating leases are not included in debt; however, they represent a significant commitment.

Credit Agreements

On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the “U.S. Credit Agreement”) with a group of banks. The U.S. Credit Agreement permits the Company to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. There were no borrowings outstanding under our U.S. Credit Agreement at the end of, or during, the first six months of 2010. Letters of credit, which may be issued under the U.S. Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. Stand-by letters of credit issued under the U.S. Credit Agreement totaled $57.5 million at the end of the first six months of 2010. Also at the end of the first six months of 2010, the maximum aggregate borrowing amount available under the U.S. Credit Agreement was $528.1 million and availability under the U.S. Credit Agreement totaled $470.6 million. At June 26, 2010, the Company was in compliance with all covenants under the U.S. Credit Agreement. The U.S. Credit Agreement expires on July 12, 2012.

On September 30, 2009, Grand & Toy Limited, the Company’s wholly-owned subsidiary in Canada, entered into a Loan and Security Agreement (the “Canadian Credit Agreement”) with a group of banks. The Canadian Credit Agreement permits Grand & Toy Limited to borrow up to a maximum of C$60 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory, less certain reserves. There were no borrowings outstanding under our Canadian Credit Agreement at the end of, or during, the first six months of 2010. Letters of credit, which may be issued under the Canadian Credit Agreement up to a maximum of C$10 million, reduce available borrowing capacity under the Canadian Credit Agreement. There were no letters of credit outstanding under the Canadian Credit Agreement at the end of the first six months of 2010. The maximum aggregate borrowing amount available under the Canadian Credit Agreement was $41.7 million (C$43.9 million) at the end of the first six months of 2010 and was fully available. Grand & Toy Limited was in compliance with all covenants under the Canadian Credit Agreement at the end of the first six months of 2010. The Canadian Credit Agreement expires on July 12, 2012.

On March 15, 2010, the Company’s five wholly-owned subsidiaries based in Australia and New Zealand (the “Australasian subsidiaries”) entered into the Australasian Credit Agreement with a financial institution based in those countries. The Australasian Credit Agreement permits the Australasian subsidiaries to borrow up to a maximum of A$80 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of certain owned properties, less certain reserves. There were no borrowings outstanding under our Australasian Credit Agreement at the end of, or during, the first six months of 2010. The maximum aggregate borrowing amount available under the Australasian Credit Agreement was $56.6 million (A$66.6 million) at the end of the first six months of 2010 and was fully available. The Australasian subsidiaries were in compliance with all covenants under the Australasian Credit Agreement at the end of the first six months of 2010. The Australasian Credit Agreement expires on March 15, 2013.

Timber Notes/Non-recourse debt

In October 2004, we sold our timberland assets in exchange for $15 million in cash plus credit-enhanced timber installment notes in the amount of $1,635 million (the “Installment Notes”). The Installment Notes were issued by single-member limited liability companies formed by affiliates of Boise Cascade, L.L.C (the “Note Issuers”). In order to support the Installment Notes, the Note Issuers transferred $1,635 million in cash to Lehman and Wachovia Corporation (“Wachovia”) ($817.5 million to each of Lehman and Wachovia) who issued collateral notes to the Note Issuers and guarantees on the performance of the Installment Notes. In December 2004, we completed a securitization transaction in which the Company’s interests in the Installment Notes and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries. The subsidiaries pledged the Installment Notes and related guarantees and issued securitized notes (the “Securitization Notes”) in the amount of $1,470 million. The pledged Installment Notes receivable and Securitization Notes payable were scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Installment Notes. We expected to refinance our ownership of the Installment Notes in 2019 with a short-term secured borrowing to bridge the period from initial maturity of the Securitization Notes to the maturity of the Installment Notes. The subsidiaries were expected to earn approximately $82.5 million per year in interest income on the Installment Notes receivable and expected to incur annual interest expense of approximately $80.5 million on the Securitization Notes. Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty. As a result, there is no recourse against OfficeMax, and the Securitization Notes have been reported as non-recourse debt in our Consolidated Balance Sheets.

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

At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment note structure allowed the Company to defer the resulting tax liability of $543 million until 2020, the maturity date for the Installment Notes. Due to the Lehman bankruptcy and note defaults, the Lehman portion of the gain will be triggered when the Lehman Guaranteed Installment Note is transferred to the Securitization Note holders as payment and/or when the Lehman bankruptcy is resolved. At that time, we intend to reduce the estimated cash payment of $127 million due by utilizing our available alternative minimum tax credits.

Disclosures of Financial Market Risks

Financial Instruments

Our debt is predominantly fixed-rate. At June 26, 2010, the estimated current fair value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $630.4 million less than the amount of debt reported in the Consolidated Balance Sheets. As previously discussed, there is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged installment notes receivable and underlying guarantees. The debt and receivable related to the timber notes have fixed interest rates and the estimated fair values of the timber notes are reflected in the following table.

The following table provides information about our financial instruments outstanding at June 26, 2010 and December 26, 2009. The following table does not include our obligations for pension plans and other post retirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax employees. As our plans were frozen in 2003, our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits. However, the pension plan obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension plan participants’ increased life expectancies. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include OfficeMax common stock, U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels.

	June 26, 2010		December 26, 2009
	Carrying Amount	Fair value	Carrying Amount	Fair value
	(millions)
Debt:
Fixed-rate debt	$280.2	$246.8	$280.9	$190.8
Variable-rate debt	15.4	15.1	16.7	16.4
Timber notes securitized
Wachovia	$735.0	$791.5	$735.0	$754.8
Lehman	735.0	81.8	735.0	81.8
Financial assets:
Timber notes receivable
Wachovia	$817.5	$865.0	$817.5	$823.6
Lehman	81.8	81.8	81.8	81.8

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

During the first six months of 2010, we recorded pre-tax charges of $14.4 million ($1.1 million in the second quarter) in our Retail segment related to the closing of eight underperforming domestic stores prior to the end of their lease terms. During the first six months of 2009, the Company recorded pre-tax charges of $31.2 million related to the closing of 21 underperforming stores prior to the end of their lease terms, of which 17 were in the U.S. and four were in Mexico.

At June 26, 2010, the facility closure reserve was $71.4 million with $18.9 million included in current liabilities, and $52.5 million included in long-term liabilities. The majority of the reserve represents future lease obligations of $144.4 million, net of anticipated sublease income of approximately $73.1 million. Cash payments relating to the facility closures were $11.6 million and $12.8 million in the first six months of 2010 and 2009, respectively.

In addition, the Company is the lessee of a legacy, building materials manufacturing facility near Elma, Washington. During 2006, the Company ceased operations at the facility, fully impaired the assets and recorded a reserve, which is separate from the facility closure reserve above, for the related lease payments and other contract termination and closure costs. During the second quarter, the Company signed an agreement with the lessor to terminate the lease and recorded pre-tax income of $3.9 million to adjust the associated reserve. This income is reported in other operating (income) expense in the Consolidated Statements of Operations. Also during the second quarter, the Company contracted with a third party for the sale of the equipment, subject to a financing contingency. Assuming the equipment purchaser obtains its financing and the sale transaction closes, we would record an additional favorable reserve adjustment at the time of the transaction closing. The liabilities of the Elma facility ($10.2 million in total) are recorded in other current liabilities and other long-term liabilities in the Consolidated Balance Sheets.

Contractual Obligations

For information regarding contractual obligations, see the caption “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 26, 2009. At June 26, 2010, there had not been a material change to the information regarding contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 26, 2009.

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the second quarter of 2010, Grupo OfficeMax met the earnings targets, and the estimated purchase price of the minority owner’s interest was $34.1 million. As the estimated purchase price was greater at the end of the second quarter of 2010 than the carrying value of the noncontrolling interest, the Company recorded an adjustment to state the noncontrolling interest at the estimated purchase price, and, as the estimated purchase price approximates fair value, the offset was recorded to additional paid-in capital.

Off-Balance-Sheet Activities and Guarantees

For information regarding off-balance-sheet activities and guarantees, see “Off-Balance-Sheet Activities and Guarantees” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 26, 2009. At June 26, 2010, there had not been a material change to the information regarding off-balance-sheet activities and guarantees disclosed in our Annual Report on Form 10-K for the year ended December 26, 2009.

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

Critical Accounting Estimates

For information regarding critical accounting estimates, see the caption “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 26, 2009. There have been no significant changes to the Company’s critical accounting estimates during the first six months of 2010.

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

For information regarding market risk see the caption “Disclosures of Financial Market Risks” herein and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009. At June 26, 2010, except as disclosed herein, there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.

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

We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position, results of operations or cash flows. For information concerning legal proceedings, see Note 16, Legal Proceedings and Contingencies, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009, and see “Item 1. Legal Proceedings” in its Quarterly Report on Form 10-Q for the quarter ended March 27, 2010.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2009. There have been no significant changes to the Company’s risk factors during the first six months of 2010 except for changes to the following risk factor to reflect the sale by Boise Cascade Holdings, L.L.C. of its remaining investment in Boise, Inc. in 2010.

Our investment in Boise Cascade Holdings, L.L.C. subjects us to the risks associated with the forest products industry. When we sold our paper, forest products and timberland assets, we purchased an equity interest in Boise Cascade Holdings, L.L.C. This continuing interest in Boise Cascade Holdings, L.L.C. subjects us to market risks associated with the forest products industry. This industry is subject to cyclical market pressures. Historical prices for products have been volatile, and industry participants have limited influence over the timing and extent of price changes. The relationship between supply and demand in this industry significantly affects product pricing. Demand for building products is driven mainly by factors such as new construction and remodeling rates, business and consumer credit availability, interest rates and weather. The recent falloff in U.S. housing starts has resulted in lower building products shipments and prices. The supply of building products fluctuates based on manufacturing capacity. Excess manufacturing capacity, both domestically and abroad, can result in significant variations in product prices. Our ability to realize the carrying value of our equity interest in Boise Cascade Holdings, L.L.C. is dependent upon many factors, including the operating performance of Boise Cascade, L.L.C. and other market factors that may not be specific to Boise Cascade Holdings, L.L.C. due in part to the fact that there is not a liquid market for our equity interest. Our exposure to these risks could decrease our ability to compete effectively with our competitors, who typically are not subject to such risks.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning our stock repurchases during the three months ended June 26, 2010 is below. All stock was withheld to satisfy our tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 28 – April 24, 2010	66	$15.73	—	—
April 25 – May 22, 2010	22	19.00	—	—
May 23 – June 26, 2010	22	17.48	—	—

Total	110	$16.74	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICEMAX INCORPORATED

/s/ BRUCE BESANKO
Bruce Besanko Executive Vice President, Chief Financial Officer and Chief Administrative Officer (As Duly Authorized Officer and Principal Financial Officer)

Date: August 3, 2010

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended June 26, 2010

Exhibit Number	Exhibit Description

3.1(1)	Conformed Restated Certificate of Incorporation, reflecting all amendments to date.

3.2(2)	Amended and Restated Bylaws, as amended to February 12, 2009.

10.1(3)	2003 OfficeMax Incentive and Performance Plan (as Amended and Restated effective as of April 14, 2010).

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Section 906 Certifications of Chief Executive Officer and Principal Financial Officer of OfficeMax Incorporated.

*	Filed with this Form 10-Q.
(1)	Exhibit 3.1 was filed under the exhibit 3.1.1 in our Registration Statement on Form S-1 dated November 4, 2009, and is incorporated herein by reference.
(2)	Exhibit 3.2 was filed under the exhibit 3.2 in our Current Report on Form 8-K dated February 18, 2009, and is incorporated herein by reference.
(3)	Exhibit 10.1 was filed under Appendix A to our Definitive Proxy Statement on Schedule 14A filed March 4, 2010, and is incorporated herein by reference.