Form 10-Q
period 2010-09-25
OFFICEMAX INC
filed 2010-10-29
CIK 12978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2010

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 26, 2010
Common Stock, $2.50 par value	85,027,278

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Three Months Ended
	September 25, 2010	September 26, 2009
	(unaudited)
Sales	$1,813,366	$1,831,947
Cost of goods sold and occupancy costs	1,342,944	1,397,215

Gross profit	470,422	434,732
Operating expenses:
Operating and selling	341,748	339,043
General and administrative	87,750	69,019
Other operating expenses	—	1,473

Total operating expenses	429,498	409,535
Operating income	40,924	25,197
Interest expense	(18,444)	(19,289)
Interest income	10,646	10,873
Other expense, net	(23)	(3)

Pre-tax income	33,103	16,778
Income tax expense	(11,678)	(9,942)

Net income attributable to OfficeMax and noncontrolling interest	21,425	6,836
Joint venture results attributable to noncontrolling interest	(886)	(558)

Net income attributable to OfficeMax	20,539	6,278
Preferred dividends	(573)	(622)

Net income available to OfficeMax common shareholders	$19,966	$5,656

Net income per common share:
Basic	$0.23	$0.07
Diluted	$0.23	$0.07

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Nine Months Ended
	September 25, 2010	September 26, 2009
	(unaudited)
Sales	$5,383,794	$5,401,549
Cost of goods sold and occupancy costs	3,980,171	4,106,346

Gross profit	1,403,623	1,295,203
Operating expenses:
Operating and selling	1,026,667	1,021,343
General and administrative	247,219	208,917
Other operating expenses	11,348	39,710

Total operating expenses	1,285,234	1,269,970
Operating income	118,389	25,233
Interest expense	(55,132)	(57,956)
Interest income	31,850	36,449
Other income (expense), net	(57)	2,837

Pre-tax income	95,050	6,563
Income tax expense	(34,374)	(4,425)

Net income attributable to OfficeMax and noncontrolling interest	60,676	2,138
Joint venture results attributable to noncontrolling interest	(2,249)	1,111

Net income attributable to OfficeMax	58,427	3,249
Preferred dividends	(1,921)	(2,159)

Net income available to OfficeMax common shareholders	$56,506	$1,090

Net income per common share:
Basic	$0.67	$0.01
Diluted	$0.65	$0.01

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	September 25, 2010	December 26, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$587,936	$486,570
Receivables, net	540,842	539,350
Inventories	764,047	805,646
Deferred income taxes and tax receivables	106,299	133,836
Other current assets	55,459	55,934

Total current assets	2,054,583	2,021,336

Property and equipment:
Land and land improvements	41,302	41,072
Buildings and improvements	487,694	483,133
Machinery and equipment	801,280	792,650

Total property and equipment	1,330,276	1,316,855
Accumulated depreciation	(934,586)	(894,707)

Net property and equipment	395,690	422,148

Intangible assets, net	82,942	83,806
Investment in affiliates	175,000	175,000
Timber notes receivable	899,250	899,250
Deferred income taxes	299,374	300,900
Other non-current assets	172,469	167,091

Total assets	$4,079,308	$4,069,531

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	September 25, 2010	December 26, 2009
	(unaudited)
LIABILITIES AND EQUITY
Current liabilities:
Current portion of debt	$22,638	$22,430
Accounts payable	639,479	687,340
Income tax payable	6,094	3,389
Accrued expenses and other current liabilities:
Compensation and benefits	151,456	153,408
Other	236,470	225,125

Total current liabilities	1,056,137	1,091,692

Long-term debt, less current portion	271,337	274,622
Non-recourse debt	1,470,000	1,470,000

Other long-term obligations:
Compensation and benefits	267,074	277,247
Deferred gain on sale of assets	179,757	179,757
Other long-term obligations	224,476	244,958

Total other long-term obligations	671,307	701,962

Noncontrolling interest in joint venture	38,075	28,059

Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 724,779 and 810,654 shares outstanding	32,615	36,479
Common stock—$2.50 par value; 200,000,000 shares authorized; 85,026,130 and 84,624,726 shares outstanding	212,565	211,562
Additional paid-in capital	992,024	989,912
Accumulated deficit	(546,286)	(602,242)
Accumulated other comprehensive loss	(118,466)	(132,515)

Total OfficeMax shareholders’ equity	572,452	503,196

Total liabilities and shareholders’ equity	$4,079,308	$4,069,531

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(thousands)

	Nine Months Ended
	September 25, 2010	September 26, 2009
	(unaudited)
Cash provided by operations:
Net income attributable to OfficeMax and noncontrolling interest	$60,676	$2,138
Non-cash items in net income :
Earnings from affiliates	(5,391)	(4,984)
Depreciation and amortization	76,586	88,693
Pension and other postretirement expense	3,688	9,391
Other	8,747	5,595
Changes in operating assets and liabilities:
Receivables	4,002	30,926
Inventories	48,227	224,294
Accounts payable and accrued liabilities	(50,850)	(94,038)
Current and deferred income taxes	28,433	59,077
Other	(18,140)	48,044

Cash provided by operations	155,978	369,136
Cash provided by (used for) investment:
Expenditures for property and equipment	(50,153)	(23,946)
Distribution from escrow account	—	25,142
Withdrawal from insurance policies	—	14,977
Proceeds from sale of assets	1,607	697

Cash provided by (used for) investment	(48,546)	16,870
Cash used for financing:
Cash dividends paid—preferred stock	(2,575)	(3,052)
Payments of short-term debt, net	(626)	(11,480)
Payments of long-term debt	(2,715)	(10,330)
Purchase of Series D preferred stock	(3,595)	(4,877)
Other	1,839	6,330

Cash used for financing	(7,672)	(23,409)

Effect of exchange rates on cash and cash equivalents	1,606	13,570
Increase in cash and cash equivalents	101,366	376,167
Cash and cash equivalents at beginning of period	486,570	170,779

Cash and cash equivalents at end of period	$587,936	$546,946

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

The accompanying quarterly consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries, except our 88%-owned subsidiary that formerly owned assets in Cuba that were confiscated by the Cuban government in the 1960s, which is accounted for as an investment due to various asset restrictions. We also consolidate the variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements are for the thirteen-week and thirty-nine-week periods ended on September 25, 2010 (also referred to as the “third quarter of 2010” or the “three months ended September 25, 2010” and the “first nine months of 2010” or the “the nine months ended September 25, 2010”, respectively) and the thirteen-week and thirty-nine-week periods ended on September 26, 2009 (also referred to as the “third quarter of 2009” or the “three months ended September 26, 2009” and “first nine months of 2009” or the “the nine months ended September 26, 2009”, respectively). The Company’s fiscal year ends on the last Saturday in December. Due primarily to statutory reporting requirements, the Company’s international businesses maintain December 31 year-ends and end their quarters on the last calendar day of the month, with our majority-owned joint venture in Mexico reporting one month in arrears.

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

The quarterly consolidated financial statements included herein have not been audited by an independent registered public accounting firm, but in the opinion of management, include all adjustments necessary to present fairly the results for the periods indicated. Except as disclosed within these “Notes to Quarterly Consolidated Financial Statements (unaudited),” the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results which may be expected for a full year.

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

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

During the first nine months of 2010, the Company recorded charges of $14.4 million in its Retail segment related to facility closures, of which $13.0 million was related to the lease liability and other costs associated with closing eight domestic stores prior to the end of their lease terms and $1.4 million was related to asset impairments and other items. None of these charges were recorded in the third quarter of 2010.

During the first nine months of 2009, the Company recorded charges of $31.2 million (all in the first six months) related to the closing of 21 stores prior to the end of their lease terms, of which 17 were in the U.S. and four were in Mexico. These charges were included in other operating expenses in the Consolidated Statements of Operations.

Facility closure reserve account activity during the first nine months of 2010 was as follows:

	Nine Months Ended 2010
	Lease\Contract Terminations	Other	Total
	(thousands)
Balance at December 26, 2009	$61,559	$13	$61,572
Charges related to stores closed in 2010	12,947	122	13,069
Transfer of deferred rent and other balances	6,659	—	6,659
Cash payments	(16,237)	(135)	(16,372)
Accretion	2,696	—	2,696

Balance at September 25, 2010	$67,624	$—	$67,624

At September 25, 2010, the lease termination component of the facilities closure reserve consisted of the following:

September 25, 2010
(thousands)
Estimated future lease obligations	$138,109
Less: anticipated sublease income	(70,485)

Total	$67,624

In addition, we were the lessee of a legacy, building materials manufacturing facility near Elma, Washington. During 2006, we ceased operations at the facility, fully impaired the assets and recorded a reserve, which is separate from the facility closure reserve above, for the related lease payments and other contract termination and closure costs. During the second quarter of 2010, we signed an agreement with the lessor to terminate the lease and recorded income of $3.9 million to adjust the associated reserve. This income is reported in other operating (income) expense in our Consolidated Statements of Operations. Also during the second quarter of 2010, we contracted with a third party for the sale of the equipment, subject to a financing contingency. Subsequent to the third quarter, we closed on the sale of the equipment to the third party and completed the lease termination. As a result of the equipment sale and lease termination, we will record income of approximately $5.5 million in the fourth quarter to adjust the associated reserve.

3. Severance and Other Charges

The first nine months of 2010 included a charge recorded in our Contract segment of $0.8 million (all in the first six months) for severance related to a reorganization of our U.S. Contract customer service centers. During the first nine months of 2009, we recorded $8.4 million of severance and other charges in the Contract segment,

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

$1.5 million of which was recorded in the third quarter related to the reorganization of our customer service centers and $6.9 million of which was recorded in the second quarter, principally related to U.S. and Canadian sales force reorganizations. These charges are included in other operating expenses in the Consolidated Statements of Operations.

As of September 25, 2010, $1.0 million of severance charges recorded in 2010 and 2009 remain to be paid and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

4. Timber Notes Receivable/Non-Recourse Debt

In October 2004, we sold our timberland assets in exchange for $15 million in cash plus credit-enhanced timber installment notes in the amount of $1,635 million (the “Installment Notes”). The Installment Notes were issued by single-member limited liability companies formed by affiliates of Boise Cascade, L.L.C. (the “Note Issuers”). The Installment Notes are 15-year non-amortizing obligations and were issued in two equal $817.5 million tranches bearing interest at 5.11% and 4.98%, respectively. In order to support the issuance of the Installment Notes, the Note Issuers transferred a total of $1,635 million in cash to Lehman Brothers Holdings Inc. (“Lehman”) and Wachovia Corporation (“Wachovia”) (which was later purchased by Wells Fargo & Company). Lehman and Wachovia each received $817.5 million. Lehman and Wachovia issued collateral notes (the “Collateral Notes”) to the Note Issuers. Concurrently with the issuance of the Installment and Collateral Notes, Lehman and Wachovia guaranteed the respective Installment Notes and the Note Issuers pledged the Collateral Notes as security for the performance of the Installment Note obligations. The Installment Notes are reported in our Consolidated Balance Sheets as Timber notes receivable.

In December 2004, we completed a securitization transaction in which the Company’s interests in the Installment Notes and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries. The subsidiaries pledged the Installment Notes and related guarantees and issued securitized notes (the “Securitization Notes”) in the amount of $1,470 million ($735 million through the structure supported by the Lehman guaranty and $735 million through the structure supported by the Wachovia guaranty). As a result of these transactions, we received $1,470 million in cash. Recourse on the Securitization Notes is limited to the proceeds of the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty, and therefore there is no recourse against OfficeMax. The Securitization Notes are reported in our Consolidated Balance Sheets as Non-recourse debt.

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

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

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

5. Debt

Credit Agreements

On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the “U.S. Credit Agreement”) with a group of banks. The U.S. Credit Agreement permits the Company to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory, less certain reserves. Letters of credit, which may be issued under the U.S. Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. At the end of the third quarter of 2010, the Company was in compliance with all covenants under the U.S. Credit Agreement. The U.S. Credit Agreement expires on July 12, 2012.

On September 30, 2009, Grand & Toy Limited, the Company’s wholly-owned subsidiary in Canada, entered into a Loan and Security Agreement (the “Canadian Credit Agreement”) with a group of banks. The Canadian Credit Agreement permits Grand & Toy Limited to borrow up to a maximum of C$60 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory, less certain reserves. Letters of credit, which may be issued under the Canadian Credit Agreement up to a maximum of C$10 million, reduce available borrowing capacity. Grand & Toy Limited was in compliance with all covenants under the Canadian Credit Agreement at the end of the third quarter of 2010. The Canadian Credit Agreement expires on July 12, 2012.

On March 15, 2010, the Company’s five wholly-owned subsidiaries based in Australia and New Zealand (the “Australasian subsidiaries”) entered into a Facility Agreement (the “Australasian Credit Agreement”) with a financial institution based in those countries. The Australasian Credit Agreement permits the Australasian subsidiaries to borrow up to a maximum of A$80 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of certain owned properties, less certain reserves. At the end of the third quarter of 2010, the Australasian subsidiaries were in compliance with all covenants under the Australasian Credit Agreement. The Australasian Credit Agreement expires on March 15, 2013.

Borrowings and availability under the Company’s credit agreements at the end of the third quarter of 2010 were as follows:

	U.S. Credit Agreement	Canadian Credit Agreement	Australasian Credit Agreement	Total
	(millions of U.S. dollars)
Maximum aggregate available borrowing amount	$516.2	$46.4	$63.9	$626.5
Less: Stand-by letters of credit	(56.5)	—	—	(56.5)

Amount available for borrowing at the end of the third quarter of 2010	$459.7	$46.4	$63.9	$570.0

Maximum borrowings outstanding during first nine months of 2010	$—	$—	$—	$—

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Cash Paid for Interest

Cash payments for interest, excluding payments related to the timber notes, were $20.3 million and $21.6 million for the first nine months of 2010 and 2009, respectively. Cash interest payments made on the Securitization Notes are completely offset by interest payments received on the Installment Notes.

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

Through its investment in Boise Inc., Boise Cascade Holdings, L.L.C. indirectly owned an interest in Boise White Paper, L.L.C. OfficeMax is obligated by contract to purchase its North American requirements for cut-size office paper from Boise White Paper, L.L.C. During the first quarter of 2010, Boise Cascade Holdings, L.L.C. sold its remaining investment in Boise Inc. As a result of the sale, the Company estimated the fair value of its investment in Boise Cascade Holdings, L.L.C. and concluded that there was no impairment to the carrying value of the investment. The Company continues to monitor and assess this investment and industry. Also as a result of the sale, Boise White Paper, L.L.C. is no longer a related party to the Company, and as such, amounts previously presented as related party receivables of $6.5 million and related party payables of $37.1 million at December 26, 2009 have been reclassified to “Receivables, net” and “Accounts Payable”, respectively.

The Boise Investment represented a continuing involvement in the operations of the business we sold in 2004. Therefore, approximately $180 million of gain realized from the sale in 2004 was deferred. This gain is expected to be recognized in earnings as the Company’s investment is reduced.

The non-voting securities of Boise Cascade Holdings, L.L.C. accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June and December. The Company recognized dividend income on this investment of $1.9 million and $1.7 million in the third quarter of 2010 and 2009, respectively, and $5.4 million and $5.0 million in the first nine months of 2010 and 2009, respectively.

The Company receives distributions on the Boise Investment for the income tax liability associated with its share of allocated earnings. The Company did not receive any tax-related distributions in the first nine months of 2010 and received $2.6 million in the first nine months of 2009.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

7. Financial Instruments

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (non-derivatives), short-term borrowings and trade accounts payable approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at September 25, 2010 and December 26, 2009. The fair value of a financial instrument is the estimated amount at which the instrument could be exchanged in a current transaction between willing parties.

	September 25, 2010		December 26, 2009
	Carrying Amount	Fair value	Carrying Amount	Fair value
	(millions)
Debt:
Fixed-rate debt	$280.1	$268.4	$280.9	$190.8
Variable-rate debt	13.9	13.6	16.7	16.4
Non-recourse debt:
Wachovia	$735.0	$837.8	$735.0	$754.8
Lehman	735.0	81.8	735.0	81.8
Financial assets:
Timber notes receivable
Wachovia	$817.5	$917.7	$817.5	$823.6
Lehman	81.8	81.8	81.8	81.8

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

•

Fixed-rate and variable debt: The fair value of the Company’s debt is estimated based on recent quoted market prices when available or by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 inputs).

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

•

Non-recourse debt: The fair value of the Securitization Notes supported by Wachovia is estimated by discounting the future cash flows of the instruments at rates currently available to the Company for similar instruments of comparable maturities (Level 2 inputs). The fair value of the Securitization Notes supported by Lehman is estimated based on the future cash flows of the instruments in a bankruptcy proceeding (Level 3 inputs).

For the nine months ended September 25, 2010, there was no change in assets and liabilities measured at estimated fair value using Level 3 inputs.

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

As of September 25, 2010, the Company had $20.7 million of total gross unrecognized tax benefits. During the first nine months of 2010, the Company increased the unrecognized tax benefit as we derecognized amounts for positions relating to temporary differences. Of the total gross unrecognized benefits, approximately $6.5 million represents the amount of unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective income tax rate in future periods. The Company does not anticipate any income tax settlements to occur within the next twelve months.

A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

Amount
(thousands)
Balance at December 26, 2009	$8,247
Increase related to prior year tax positions	12,793
Settlement	(329)

Balance at September 25, 2010	$20,711

During the first nine months of 2010 and 2009, the Company made cash payments for income taxes, net of refunds received, as follows:

	2010	2009
	(millions)
Cash tax payments (refunds), net	$5.9	$(62.3)

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

9. Postretirement Benefit Plans

The following represents the components of net periodic pension and other postretirement benefit costs (income) which are recorded in general and administrative expense in the Consolidated Statements of Operations:

	Pension Benefits		Other Benefits
	Three Months Ended		Three Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(thousands)
Service cost	$691	$1,126	$65	$47
Interest cost	18,553	18,965	301	288
Expected return on plan assets	(20,873)	(18,943)	—	—
Recognized actuarial loss	3,310	1,646	56	13
Amortization of prior service costs and other	—	—	(1,001)	(1,003)

Net periodic benefit cost (income)	$1,681	$2,794	$(579)	$(655)

	Pension Benefits		Other Benefits
	Nine Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(thousands)
Service cost	$2,074	$3,379	$196	$141
Interest cost	55,660	56,893	906	864
Expected return on plan assets	(62,620)	(57,680)	—	—
Recognized actuarial loss	9,929	8,684	168	109
Amortization of prior service costs and other	379	—	(3,004)	(2,999)

Net periodic benefit cost (income)	$5,422	$11,276	$(1,734)	$(1,885)

The Company expects to fund the minimum pension contribution requirement for 2010 of approximately $3.8 million, with cash. As of September 25, 2010, $2.6 million in cash has been contributed.

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

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

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

Management evaluates the segments’ performances based on “segment income” which represents operating income excluding the effect of certain operating matters such as severance, facility closures (including adjustments to legacy closures), and asset impairments, that are not indicative of our core operations. There were no such matters in the third quarter of 2010.

An analysis of our operations by segment is as follows:

	Sales	Segment income (loss)	Other operating expense, net	Operating income (loss)	Interest and other, net	Pre-tax income
	(millions)
Three months ended September 25, 2010
Contract	$877.3	$19.5	$—	$19.5
Retail	936.1	32.4	—	32.4
Corporate and Other	—	(11.0)	—	(11.0)

	$1,813.4	$40.9	$—	$40.9	$(7.8)	$33.1

Three months ended September 26, 2009
Contract	$899.6	$10.1	$(1.5)	$8.6
Retail	932.3	28.4	—	28.4
Corporate and Other	—	(11.8)	—	(11.8)

	$1,831.9	$26.7	$(1.5)	$25.2	$(8.4)	$16.8

	Sales	Segment income (loss)	Other operating income (expense), net	Operating income (loss)	Interest and other, net	Pre-tax income
	(millions)
Nine months ended September 25, 2010
Contract	$2,720.8	$72.6	$(0.8)	$71.8
Retail	2,663.0	85.1	(14.4)	70.7
Corporate and Other	—	(28.0)	3.9	(24.1)

	$5,383.8	$129.7	$(11.3)	$118.4	$(23.3)	$95.1

Nine months ended September 26, 2009
Contract	$2,708.8	$44.0	$(8.4)	$35.6
Retail	2,692.7	51.7	(31.2)	20.5
Corporate and Other	—	(30.8)	(0.1)	(30.9)

	$5,401.5	$64.9	$(39.7)	$25.2	$(18.6)	$6.6

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

11. Share Based Payments

The Company sponsors several share-based compensation plans, which are described below. The Company recognizes compensation expense from all share-based payment transactions with employees in the consolidated financial statements based on grant date fair value, with the offset recorded to additional paid-in capital. Pre-tax compensation expense related to the Company’s share-based plans was $2.5 million and $2.2 million for the third quarters of 2010 and 2009, respectively and $8.4 million and $6.0 million for the first nine months of 2010 and 2009, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $1.0 million and $0.9 million for the third quarters of 2010 and 2009, respectively and $3.3 million and $2.3 million for the first nine months of 2010 and 2009, respectively.

Restricted Stock and Restricted Stock Units

Pre-tax compensation expense related to restricted stock and Restricted Stock Units (“RSUs”) awards was $1.7 million and $1.4 million for the third quarters of 2010 and 2009, respectively and $5.1 million and $4.3 million for the first nine months of 2010 and 2009, respectively. The grant date fair value used to calculate compensation expense related to restricted stock and RSUs is based on the closing price of the Company’s common stock on the grant date. The remaining compensation expense to be recognized related to outstanding restricted stock and RSUs, net of estimated forfeitures, is approximately $10.0 million. The remaining compensation expense is to be recognized through the first quarter of 2013.

A summary of restricted stock and RSU activity for the first nine months of 2010 and 2009 is presented in the following table:

	2010		2009
	Shares	Weighted- Average Grant Date Fair Value Per Share	Shares	Weighted- Average Grant Date Fair Value Per Share
Nonvested, balance at beginning of period	1,929,945	$16.24	2,258,961	$31.07
Granted	705,979	12.92	800,828	5.08
Vested	(1,309)	33.69	(493,840)	27.13
Forfeited	(680,497)	20.40	(595,113)	48.62

Nonvested, balance at end of period	1,954,118	$13.58	1,970,836	$16.20

Stock Options

Pre-tax compensation expense related to stock option awards was $0.8 million for each of the third quarters of 2010 and 2009, and $3.3 million and $1.7 million for the first nine months of 2010 and 2009, respectively. The grant date fair value used to calculate compensation expense related to stock option awards is based on the Black-Scholes option pricing model. The grant date fair value for stock options granted in the first nine months of 2010 was calculated using the following weighted-average assumptions: risk-free interest rate of 3.15% (based on the applicable Treasury note rate for the time period options may be exercised); expected life of 3.0 years (based on the time period options are expected to be outstanding based on historical experience); and expected stock price volatility of 69.0% (based on a combination of the historical and expected future volatility of the Company’s common stock). The remaining compensation expense to be recognized related to outstanding stock options net of estimated forfeitures, is approximately $5.3 million. The majority of the remaining compensation expense is to be recognized through the first quarter of 2013.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

A summary of stock option activity for the nine months ended September 25, 2010 and September 26, 2009 is presented in the table below:

	2010		2009
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Balance at beginning of period	3,249,773	$15.14	1,495,795	$31.95
Options granted	1,077,802	14.51	2,071,360	4.77
Options exercised	(381,720)	4.80	—	—
Options forfeited and expired	(548,547)	15.84	(213,282)	33.49

Balance at end of period	3,397,308	$15.99	3,353,873	$15.07
Exercisable at end of period	1,344,190		1,252,446

The following table provides summarized information about stock options outstanding at September 25, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	11,171	—	$2.50	11,171	$2.50
$4.00 – $5.00	1,393,802	5.4	4.76	260,725	4.72
$14.00 – $15.00	920,041	6.4	14.51	—	—
$18.00 – $28.00	377,100	1.8	27.71	377,100	27.71
$28.01 – $39.00	695,194	2.2	34.33	695,194	34.33

At September 25, 2010, the aggregate intrinsic value was $12.2 million for outstanding stock options, including $2.4 million for exercisable stock options. The aggregate intrinsic value represents the total pre-tax intrinsic value which is calculated by multiplying the number of shares underlying each stock option at the end of the quarter by the difference between the Company’s closing per-share stock price on the last trading day of the third quarter of 2010 and the per-share exercise price for each option. When the exercise price of an option exceeds the closing per-share stock price, the aggregate intrinsic value of the shares underlying the option is zero.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

12. Shareholders’ Equity and Noncontrolling Interest

The following table reflects changes in shareholders’ equity and noncontrolling interest for the first nine months of 2010.

	Shareholders’ Equity	Noncontrolling Interest
	(thousands)
Balance at December 26, 2009	$503,196	$28,059

Comprehensive income:
Net income attributable to OfficeMax and noncontrolling interest	58,427	2,249
Other comprehensive income:
Foreign currency translation adjustments	9,717	400
Amortization of unrecognized retirement and benefit costs, net of tax	4,330	—

Comprehensive income attributable to OfficeMax and noncontrolling interest	72,474	2,649
Preferred stock dividends	(2,480)	—
Stock-based compensation	8,440	—
Non-controlling interest fair value adjustment	(7,437)	7,437
Other	(1,741)	(70)

Balance at September 25, 2010	$572,452	$38,075

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the third quarter of 2010, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $37.6 million. As the estimated purchase price was greater at the end of the third quarter of 2010 than the carrying value of the noncontrolling interest, the Company recorded an adjustment to state the noncontrolling interest at the estimated purchase price, and, as the estimated purchase price approximates fair value, the offset was recorded to additional paid-in capital.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

13. Comprehensive Income

Comprehensive income includes the following:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(thousands)		(thousands)
Net income attributable to OfficeMax and noncontrolling interest	$21,425	$6,836	$60,676	$2,138
Other comprehensive income:
Foreign currency translation adjustments	16,494	18,335	10,117	44,207
Amortization of unrecognized retirement and benefit costs, net of tax	1,212	348	4,330	3,471

Comprehensive income attributable to OfficeMax and noncontrolling interest	39,131	25,519	75,123	49,816
Less: Comprehensive income (loss) attributable to noncontrolling interest	1,114	3	2,649	(880)

Comprehensive income available to OfficeMax	$38,017	$25,516	$72,474	$50,696

14. Net Income Available to OfficeMax Common Shareholders

The computation of basic and diluted income per common share for the third quarter and the first nine months of 2010 and 2009 is as follows:

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
	(thousands, except per- share amounts)		(thousands, except per- share amounts)
Net income available to OfficeMax common shareholders	$19,966	$5,656	$56,506	$1,090
Average shares—basic	85,014	76,285	84,865	76,233
Restricted stock, stock options and other	1,529	867	1,577	613

Average shares—diluted(a)(b)(c)	86,543	77,152	86,442	76,846
Income per common share:
Basic	$0.23	$0.07	$0.67	$0.01
Diluted	$0.23	$0.07	$0.65	$0.01

(a)	The assumed conversion of outstanding preferred stock was anti-dilutive in all periods presented, and therefore no adjustment was required to determine diluted income or average shares-diluted.
(b)	Outstanding options to purchase 2.1 million and 1.6 million shares of common stock for the third quarter and first nine months of 2010, respectively, were excluded from the computation of diluted income per common share, because the impact would have been anti-dilutive as such options’ exercise prices were higher than the average market price during those periods.
(c)	Outstanding options to purchase 1.4 million and 1.9 million shares of common stock for the third quarter and first nine months of 2009, respectively, were excluded from the computation of diluted income per common share, because the impact would have been anti-dilutive as such options’ exercise prices were higher than the average market price during those periods.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains statements about our future financial performance. These statements are only predictions. Our actual results may differ materially from these predictions. In evaluating these statements, you should review “Item 1A. Risk Factors” of our annual report on Form 10-K for the year ended December 26, 2009, including “Cautionary and Forward-Looking Statements.”

Overall Summary

Sales for the third quarter of 2010 decreased 1.0% year-over-year to $1,813.4 million, while sales of $5,383.8 million for the first nine months of 2010 declined 0.3% compared to the first nine months of 2009. In local currency, sales for the third quarter of 2010 declined 2.0% compared to the third quarter of 2009 and sales for the first nine months of 2010 declined 2.7% compared to the first nine months of 2009. Retail sales increased for the third quarter of 2010 year-over-year, but declined for the first nine months of 2010 compared to the prior year same period. Contract sales declined for the third quarter of 2010 year-over-year, but increased for the first nine months of 2010 compared to the prior year same period. In local currencies, Contract sales declined for both time periods of 2010 compared to the prior year same periods. Gross profit margin increased 2.2% of sales (220 basis points) to 25.9% of sales in the third quarter of 2010 year-over-year and 2.1% of sales (210 basis points) to 26.1% of sales in the first nine months of 2010 compared to the prior year same period, due in part to improved product margins and reduced occupancy costs in both our Contract and Retail segments. Gross profit margin in the first nine months of 2010 also benefited from the reversal of inventory shrinkage reserves due to favorable results from our annual physical inventory counts of $15.0 million. Total operating expenses were negatively impacted by higher compensation expense of $23.0 million for the third quarter of 2010 and $55.9 million for the first nine months of 2010, compared to $12.2 million for the third quarter of 2009 and $17.0 million for the first nine months of 2009. This increase was primarily due to timing, as we did not anticipate the favorable payout under our incentive plans for the full year of 2009 until the fourth quarter of 2009. Total operating expenses were also negatively impacted by increased expenses related to our growth and profitability initiatives. We reported operating income of $40.9 million and $118.4 million in the third quarter and first nine months of 2010, respectively, compared to operating income of $25.2 million for both the third quarter of 2009 and the first nine months of 2009. The net income available to OfficeMax common shareholders was $20.0 million, or $0.23 per diluted share, in the third quarter of 2010 compared to $5.7 million, or $0.07 per diluted share, in the third quarter of 2009. The net income available to OfficeMax common shareholders was $56.5 million, or $0.65 per diluted share, in the first nine months of 2010 compared to $1.1 million, or $0.01 per diluted share, in the first nine months of 2009.

As noted in the discussion and analysis that follows, our operating results were impacted by significant items in both years. These items included charges for store closures and severance, and favorable adjustments to legacy reserves as well as gains from non-operating legacy activities. Excluding the impact of these items, of which there were none in the third quarter of 2010, our adjusted operating income was $40.9 million and $129.7 million for the third quarter and first nine months of 2010, respectively, and was $26.7 million and $64.9 million for the third quarter and first nine months of 2009, respectively. Excluding the impact of these items, of which there were none in the third quarter of 2010, our adjusted net income available to OfficeMax common shareholders was $20.0 million, or $0.23 per diluted share, and $63.5 million, or $0.73 per diluted share, for the third quarter and first nine months of 2010, respectively, compared to $6.6 million, or $0.08 per diluted share, and $20.9 million, or $0.27 per diluted share, for the third quarter and first nine months of 2009, respectively.

Results of Operations, Consolidated

($ in millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Sales	$1,813.4	$1,831.9	$5,383.8	$5,401.5
Gross profit	470.4	434.7	1,403.6	1,295.2
Operating and selling expenses	341.7	339.0	1,026.7	1,021.4
General and administrative expenses	87.8	69.0	247.2	208.9
Other operating expenses	—	1.5	11.3	39.7

Total operating expenses	429.5	409.5	1,285.2	1,270.0
Operating income	$40.9	$25.2	$118.4	$25.2
Net income available to OfficeMax common shareholders	$20.0	$5.7	$56.5	$1.1

Gross profit margin	25.9%	23.7%	26.1%	24.0%
Operating and selling expenses	18.8%	18.5%	19.1%	18.9%
General and administrative expenses	4.8%	3.7%	4.6%	3.9%

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

For the third quarter of 2010, there were no reconciling items.

	OfficeMax Incorporated and Subsidiaries Non-GAAP Reconciliation-Impact of Special Items on Income
	Three Months Ended September 25, 2010			Nine Months Ended September 25, 2010
	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(millions, except per-share amounts)			(millions, except per-share amounts)
As reported	$40.9	$20.0	$0.23	$118.4	$56.5	$0.65
Store and facility closure charges and other adjustments	—	—	—	11.3	7.0	0.08

As adjusted	$40.9	$20.0	$0.23	$129.7	$63.5	$0.73

	Three Months Ended September 26, 2009			Nine Months Ended September 26, 2009
	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share	Operating income	Net income (loss) available to OfficeMax common shareholders	Diluted income (loss) per common share
	(millions, except per-share amounts)			(millions, except per-share amounts)
As reported	$25.2	$5.7	$0.07	$25.2	$1.1	$0.01
Store and facility closure charges and other adjustments	1.5	0.9	0.01	39.7	24.1	0.32
Boise Cascade Holdings, L.L.C. distribution	—	—	—	—	(1.6)	(0.02)
Voyageur Panel	—	—	—	—	(2.7)	(0.04)

As adjusted	$26.7	$6.6	$0.08	$64.9	$20.9	$0.27

These reconciling items are described in more detail in this Management’s Discussion and Analysis.

At the end of the third quarter of 2010, we had $587.9 million in cash and cash equivalents and $570.0 million in available (unused) borrowing capacity under our credit facilities. The combination of cash and cash equivalents and estimated available borrowing capacity yields $1,157.9 million of overall liquidity. We had outstanding recourse debt of $294.0 million (both current and long-term) and non-recourse obligations of $1,470.0 million related to the timber securitization notes. There is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged installment notes receivable and underlying guarantees. There were no borrowings on our credit facilities during the first nine months of 2010.

For the first nine months of 2010, we generated $156.0 million of cash from operations reflecting net income, significant reductions in inventory levels and good working capital management. In the first quarter of 2010, a significant amount of incentive compensation payments were made reflecting the achievement of the 2009 incentive plan performance targets.

We invested $50.2 million for capital expenditures in the first nine months of 2010 and expect capital expenditures for the full year 2010 to be in the range of $80 million to $90 million.

Outlook

Looking forward, we expect the macroeconomic environment through year-end to remain muted. Based on this assumption, we anticipate that for the fourth quarter, total company sales will be slightly lower than the prior year’s fourth quarter, including the favorable impact of foreign currency translation, and the adjusted operating income margin rate will be significantly higher than the prior year’s fourth quarter, primarily due to an unusually large amount of incentive compensation expense recorded in the fourth quarter of 2009. For the full year 2010, we anticipate that total company sales will be slightly lower than 2009, including the favorable impact of foreign currency translation, and the year-over-year adjusted operating income margin rate improvement will be in line with to slightly greater than the 1.2% (120 basis points) year-over-year margin improvement in the first nine months of 2010.

Operating Results

Sales for the third quarter of 2010 of $1,813.4 million decreased 1.0% compared to sales of $1,831.9 million for the third quarter of 2009, while sales for the first nine months of 2010 of $5,383.8 million decreased 0.3% compared to sales of $5,401.5 million for the first nine months of 2009. Sales for the third quarter and first nine months of 2010 benefited from the favorable impact of foreign currency exchange rate changes, with the impact being less favorable in the third quarter of 2010 than in the first half of 2010. In local currency, the year-over-year sales decline for the third quarter of 2010 was 2.0% compared to a year-over-year sales decline of 3.1% for the first half of 2010. Retail sales increased for the third quarter of 2010 year-over-year, but declined for the first nine months of 2010 compared to the prior year same period. Contract sales, including the favorable impact of foreign currency changes, declined for the third quarter of 2010 year-over-year, but increased for the first nine months of 2010 compared to the prior year same period. In local currencies, Contract sales declined for both time periods of 2010 compared to the prior year same periods. The decreases in both segments resulted primarily from the continued weak economic environment.

Gross profit margin increased 2.2% of sales (220 basis points) to 25.9% of sales in the third quarter of 2010 year-over-year and 2.1% of sales (210 basis points) to 26.1% of sales in the first nine months of 2010 year-over-year. The gross profit margins increased in both our Contract and Retail segments, reflecting improved product margins, and reduced occupancy costs. Gross profit margin in the first nine months of 2010 also benefited from the reversal of inventory shrinkage reserves due to favorable results from our annual physical inventory counts of $15.0 million.

Operating and selling expenses of 18.8% of sales in the third quarter of 2010 increased 0.3% of sales compared to 18.5% of sales in the third quarter of 2009 and increased 0.2% of sales to 19.1% of sales for the first nine months of 2010 from 18.9% of sales in the first nine months of 2009. The percent of sales increases for operating and selling expenses for both periods of 2010 were due to increased incentive compensation, promotional expenses and costs associated with our growth and profitability initiatives and were partially offset by favorable sales/use tax settlements ($5.7 million), favorable trends in benefit-related items and reduced salaries resulting from reorganizations in 2009. Incentive compensation expense increased $3.2 million and $13.9 million for the third quarter and the first nine months of 2010, respectively. This increase was primarily due to timing, as we did not anticipate the favorable payout under our incentive plans for the full year of 2009 until the fourth quarter of 2009. The first nine months of 2010 also benefited from favorable legal settlements.

General and administrative expenses increased 1.1% of sales to 4.8% of sales in the third quarter of 2010, and 0.7% to 4.6% for the first nine months of 2010. The increase primarily reflected higher incentive compensation expenses (as noted above) and increased payroll and other expenses resulting from our growth and profitability initiatives, and the impact of favorable property tax settlements in the third quarter of 2009 ($5.5 million), partially offset by lower pension expense. Incentive compensation expense increased $7.6 million and $25.0 million in the third quarter and first nine months of 2010, respectively. This increase was primarily due to timing, as we did not anticipate the favorable payout under our incentive plans for the full year of 2009 until the fourth quarter of 2009.

As noted above, our results for the first nine months of 2010 and 2009 include several significant items, as follows:

•

Other operating expenses for the first nine months of 2010 and 2009 include charges recorded in our Retail segment (all in the first six months) related to store closures in the U.S. and Mexico (2009 only) of $14.4 million and $31.2 million, respectively, which reduced net income available to OfficeMax common shareholders by $8.9 million and $18.8 million, or $0.10 and $0.25 per diluted share, for 2010 and 2009, respectively.

•

Other operating expenses for the first nine months of 2010 and 2009 include severance charges recorded in our Contract segment. Charges in 2010 consisted of $0.8 million in the first quarter of 2010 related to a reorganization of U.S. customer service operations, while total charges of $8.4 million in 2009 consisted of $6.9 million in the second quarter principally related to U.S. and Canadian sales force reorganizations and $1.5 million in the third quarter related to the reorganization of customer service centers. The effect of these items reduced net income by $0.9 million, or $0.01 per diluted share, for the third quarter of 2009 and by $0.5 million and $5.3 million, or $0.01 and $0.07 per diluted share, for the first nine months of 2010 and 2009, respectively.

•

Other operating expenses for the first nine months of 2010 include income of $3.9 million (all recorded in the second quarter) related to the adjustment of a reserve associated with our legacy building materials manufacturing facility near Elma, Washington due to an agreement with the lessor to terminate the lease. This item increased net income by $2.4 million, or $0.03 per diluted share for the first nine months of 2010.

•

Interest income for the first nine months of 2009 includes $4.4 million (all recorded in the second quarter) related to a tax escrow balance established in a prior period in connection with our legacy Voyager Panel business sold in 2004. This item increased net income by $2.7 million, or $0.04 per diluted share.

•

Other income, net for the first nine months of 2009 includes $2.6 million of income (all recorded in the first quarter) for tax distributions related to our investment in Boise Cascade Holdings, L.L.C. This item increased net income $1.6 million, or $0.02 per diluted share.

Interest income was $10.6 million and $10.9 million for the third quarters of 2010 and 2009, respectively. For the first nine months of 2010 and 2009, interest income was $31.9 and $36.4 million, respectively. The decrease was due primarily to the $4.4 million of interest income recorded in 2009 related to the tax escrow balance discussed above. As a result of the September 2008 bankruptcy filing by Lehman Brothers Holdings Inc. (“Lehman”), we recorded no interest income on the Lehman portion of the timber notes receivable in 2010 or 2009. Interest expense decreased to $18.4 million in the third quarter of 2010 from $19.3 million in the third quarter of 2009 and to $55.1 million in the first nine months of 2010 from $58.0 million in the first nine months of 2009. The decrease in interest expense was due primarily to reduced debt resulting from debt repayments made in 2009.

For the third quarter of 2010, we recognized income tax expense of $11.7 million on pre-tax income of $33.1 million (effective tax rate of 35.3%) compared to income tax expense of $9.9 million on pre-tax income of $16.8 million (effective tax rate of 59.3%) for the third quarter of 2009. For the first nine months of 2010, we recognized income tax expense of $34.4 million on pre-tax income of $95.1 million (effective tax rate of 36.2%) compared to income tax expense of $4.4 million on pre-tax income of $6.6 million (effective tax rate of 67.4%) for the first nine months of 2009. The effective tax rate in both years was impacted by the effects of state income taxes, income items not subject to tax, non-deductible expenses, the mix of domestic and foreign sources of income as well as low levels of profitability in 2009.

We reported net income attributable to OfficeMax and noncontrolling interest of $21.4 million and $60.7 million for the third quarter and first nine months of 2010, respectively. After adjusting for joint venture earnings attributable to noncontrolling interest and preferred dividends, we reported net income available to OfficeMax common shareholders of $20.0 million, or $0.23 per diluted share, and $56.5 million, or $0.65 per diluted share, for the third quarter and first nine months of 2010, respectively. Adjusted net income available to OfficeMax common shareholders, as discussed above, was $20.0 million, or $0.23 per diluted share, for the third quarter of 2010 compared to $6.6 million, or $0.08 per diluted share, for the third quarter of 2009. There were no adjustments to net income available to OfficeMax common shareholders in the third quarter of 2010. For the first nine months of 2010 and 2009, adjusted net income available to OfficeMax common shareholders was $63.5 million, or $0.73 per diluted share, for 2010 compared to $20.9 million, or $0.27 per diluted share, for 2009.

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

OfficeMax, Contract

($ in millions)

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Sales	$877.3	$899.6	$2,720.8	$2,708.8
Gross profit	199.9	179.7	618.3	555.8
Gross profit margin	22.8%	20.0%	22.7%	20.5%
Operating, selling and general and administrative expenses	180.4	169.6	545.7	511.8
Percentage of sales	20.6%	18.9%	20.0%	18.9%

Segment income	$19.5	$10.1	$72.6	$44.0
Percentage of sales	2.2%	1.1%	2.7%	1.6%

Sales by Product Line
Office supplies and paper	$504.2	$519.9	$1,563.5	$1,589.2
Technology products	283.9	292.2	892.2	868.0
Office furniture	89.2	87.5	265.1	251.6
Sales by Geography
United States	$611.0	$629.5	$1,863.0	$1,930.4
International	266.3	270.1	857.8	778.4
Sales Growth
Total sales growth	(2.5)%	(14.3)%	0.4%	(19.3)%

Contract segment sales for the third quarter of 2010 of $877.3 million declined 2.5% from $899.6 million for the third quarter of 2009. A favorable impact from changes in foreign currency exchange rates partially offset the 4.3% decline in sales in local currencies. The U.S. Contract sales decline of 2.9% in the third quarter of 2010 was improved from the 3.6% decline in the second quarter of 2010. Sales to existing customers declined 5.0% in the third quarter of 2010, improved from the 6.8% decline in the second quarter of 2010. However, increased sales to newly acquired customers were offset by reduced sales due to lost customers in the third quarter of 2010, compared to the second quarter of 2010 when increased sales to newly acquired customers outpaced reduced sales due to lost customers. International sales declined 7.4% in local currencies in the third quarter of 2010 compared to a 5.2% decline in local currencies in the second quarter of 2010, primarily as a result of decreased sales to existing customers and continued international economic weakness.

Contract segment gross profit margin increased 2.8% of sales (280 basis points) to 22.8% of sales for the third quarter of 2010 and 2.2% of sales (220 basis points) to 22.7% of sales for the first nine months of 2010 compared to the corresponding periods of 2009. The increases in gross profit margins occurred both in the U.S. and internationally. U.S. gross profit margins increased due to profitability initiatives and lower customer retention and acquisition costs, as well as reduced delivery costs as a result of cost controls. The first nine months of 2010 also benefited from the reversal of inventory shrinkage reserves due to favorable results from our annual physical inventory counts of $3.5 million. International margin improvements resulted from improved product margins resulting from profitability initiatives.

Contract segment operating, selling and general and administrative expenses increased 1.7% of sales to 20.6% of sales for the third quarter and 1.1% of sales to 20.0% of sales for the first nine months of 2010. The increases were primarily due to increased incentive compensation expense and costs associated with our growth and profitability initiatives, partially offset by favorable trends in benefit-related items and lower payroll costs from the reorganization of our U.S. and Canadian sales forces and U.S. customer service operations, as well as from favorable sales/use tax settlements. Incentive compensation expense increased $2.8 million and $14.4 million for the third quarter and the first nine months of 2010, respectively, compared to the same periods in 2009.

Contract segment income was $19.5 million, or 2.2% of sales, and $10.1 million, or 1.1% of sales, for the third quarters of 2010 and 2009, respectively, and $72.6 million, or 2.7% of sales, and $44.0 million, or 1.6% of sales, for the first nine months of 2010 and 2009, respectively. The increase in segment income for both periods was primarily attributable to the gross margin rate improvements which were partially offset in each period by the higher incentive compensation expense and higher costs associated with our new long-term growth initiatives. The first nine months of 2010 also benefited $6.0 million from changes in foreign currency exchange rates.

OfficeMax, Retail

($ in millions)

	Three Months Ended		Nine Months Ended
	September 25, 2010	September 26, 2009	September 25, 2010	September 26, 2009
Sales	$936.1	$932.3	$2,663.0	$2,692.7
Gross profit	270.5	255.1	785.3	739.4
Gross profit margin	28.9%	27.4%	29.5%	27.5%
Operating, selling and general and administrative expenses	238.1	226.7	700.2	687.7
Percentage of sales	25.4%	24.4%	26.3%	25.6%

Segment income (loss)	$32.4	$28.4	$85.1	$51.7
Percentage of sales	3.5%	3.0%	3.2%	1.9%

Sales by Product Line
Office supplies and paper	$426.9	$417.3	$1,132.5	$1,120.0
Technology products	455.0	459.6	1,374.3	1,393.2
Office furniture	54.2	55.4	156.2	179.5
Sales by Geography
United States	$870.2	$878.3	$2,494.4	$2,553.0
International	65.9	54.0	168.6	139.7
Sales Growth
Total sales growth	0.4%	(11.0)%	(1.1)%	(11.1)%
Same-location sales growth	0.4%	(11.5)%	(0.9)%	(12.2)%

Retail segment sales for the third quarter of 2010 increased by 0.4% to $936.1 million from $932.3 million for the third quarter of 2009, reflecting a same-store sales increase of 0.4%. For the first nine months of 2010, sales decreased 1.1% to $2,663.0 million from $2,692.7 million for the first nine months of 2009, reflecting a same-store sales decrease of 0.9% as well as the impact of closed stores. U.S. same-store sales declined 0.9% for the third quarter of 2010 compared to a decline of 2.1% for the second quarter of 2010 primarily due to continued weaker consumer and small business spending. Mexico same-store sales for the third quarter of 2010 increased 17.4% in local currency year-over-year due to unusually lower sales in the third quarter of 2009 resulting from the H1N1 flu epidemic as well as new sales initiatives in 2010. We ended the first nine months of 2010 with 998 stores. In the U.S., we closed thirteen retail stores during the first nine months of 2010 (three in the third quarter) and opened none, ending the quarter with 920 retail stores. Also during the first nine months of 2010, Grupo OfficeMax, our majority-owned joint venture in Mexico, opened one store (in the second quarter) and closed none, ending the quarter with 78 retail stores.

Retail segment gross profit margin increased 1.5% of sales (150 basis points) year-over-year to 28.9% of sales for the third quarter of 2010 and increased 2.0% of sales (200 basis points) year-over-year to 29.5% of sales for the first nine months of 2010 compared to the prior year same period . The gross profit margin increase was due to our profitability initiatives and a sales mix shift to the higher-margin supplies category (which was slightly offset by an unfavorable mix shift within the technology category) as well as reduced inventory shrinkage and freight expense and lower occupancy costs due to rent reductions and closed stores. Gross profit margin for the first nine months of 2010 also benefited from the reversal of inventory shrinkage reserves due to favorable results from our annual physical inventory counts of $11.5 million.

Retail segment operating, selling and general and administrative expenses increased 1.0% of sales to 25.4% of sales for the third quarter of 2010 year-over-year and increased 0.7% of sales to 26.3% of sales for the first nine months of 2010 compared to the same period in 2009. Incentive compensation expense increased $7.2 million and $21.9 million for the third quarter and the first nine months of 2010, respectively, compared to the same periods of 2009. Both periods of 2010 were also adversely impacted by increased expenses resulting from our growth and profitability initiatives and the impact of property tax and other settlements in the third quarter of 2009, but benefited from favorable trends in benefit-related items, favorable sales and use tax settlements and reduced salary and benefit expense due to closed stores and store staffing reductions. The first nine months of 2010 also benefited from favorable legal settlements.

Retail segment income was $32.4 million, or 3.5% of sales, for the third quarter of 2010, compared to $28.4 million, or 3.0% of sales, for the third quarter of 2009. Retail segment income was $85.1 million, or 3.2% of sales, for the first nine months of 2010 compared to $51.7 million, or 1.9% of sales, for the first nine months of 2009. The increase in segment income for both periods of 2010 was primarily attributable to the improved gross profit margins as noted above and significant improvement in our Mexican joint venture’s earnings, which was partially offset in each period by the increased incentive compensation expense and increased costs from our new long-term growth initiatives.

Corporate and Other

Corporate and Other segment loss was $11.0 million and $28.0 million for the third quarter and first nine months of 2010, respectively, compared to $11.8 million and $30.8 million for the third quarter and first nine months of 2009, respectively, as decreased pension expense offset increased incentive compensation expense.

Liquidity and Capital Resources

At the end of the third quarter of 2010, the total liquidity available for OfficeMax was $1,157.9 million. This included cash and cash equivalents of $587.9 million and borrowing availability of $570.0 million. The borrowing availability included $459.7 million and $46.4 million relating to our U.S. and Canadian credit agreements, respectively, as well as $63.9 million related to our credit agreement associated with our subsidiaries in Australia and New Zealand (“Australasian Credit Agreement”). At the end of the third quarter of 2010, the Company was in compliance with all covenants under the three credit agreements. The U.S. and Canadian credit agreements expire on July 12, 2012 and the Australasian Credit Agreement expires on March 15, 2013. At the end of the third quarter of 2010, we had $294.0 million of short-term and long-term recourse debt and $1,470.0 million of non-recourse timber securitization notes outstanding.

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

Operating Activities

OfficeMax’s operating activities provided $156.0 million of cash during the first nine months of 2010 due principally to positive earnings and a lower level of inventory, partially offset by a corresponding decline in vendor payables, as a result of reduced sales volume and continuing proactive working capital management. The cash provided covered the payment of higher incentive compensation awards in the first quarter of 2010. During the first nine months of 2009 operating activities provided $369.1 million of cash, due principally to significantly reduced inventories, partially offset by a decline in vendor payables and reduced accounts receivable, as a result of both sales volume declines and significant control efforts. In addition, 2009 includes net tax refunds of $62.3 million and the receipt of $46.1 million from the initiation of borrowings against the accumulated earnings in our company-owned life insurance (“COLI”) policies. We ended the third quarter of 2010 with $41.6 million less inventory than at the end of 2009 but with $21.3 million more inventory than at the end of the third quarter of 2009. Accounts payable at the end of the third quarter of 2010 were $47.9 million lower than at the end of 2009 and $36.5 million lower than the end of the third quarter of 2009, primarily reflecting reduced purchases and the timing of certain payments. In the first quarter of 2010, approximately $58 million of incentive compensation payments were made reflecting the achievement of the 2009 incentive plan performance targets. The targets were not achieved in 2008. Therefore, the amount of incentive payments made in 2009 was insignificant.

During the first nine months of 2009, we monetized $61.1 million from our COLI policies by withdrawing the principal balances and borrowing against the accumulated earnings. The cash from loans of $46.1 million was reported in cash from operations and the cash from withdrawals of $15.0 million was reported in cash from investing activities. We continue to borrow against accumulated earnings in our COLI policies. We expect to periodically repay and re-borrow on these loans in order to manage our investments and minimize interest expense. For 2010, there has been no material change in cash flows related to these activities.

We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax Contract employees. Pension expense was $5.4 million and $11.3 million for the first nine months of 2010 and 2009, respectively. In the first nine months of 2010 and 2009, we made contributions to our pension plans totaling $2.6 million and $5.3 million, respectively. For the full year, the minimum required funding contribution for 2010 is approximately $3.8 million and the expense is projected to be approximately $7.1 million. We intend to fully fund our defined benefit plans by the end of 2014.

Investment Activities

Our investing activities used $48.5 million of cash during the first nine months of 2010 compared to $16.9 million of cash provided during the first nine months of 2009. During the first nine months of 2009, we received $25.1 million in cash related to a tax escrow balance established in a prior period in connection with our legacy Voyageur Panel business sold in 2004 and $15.0 million related to withdrawals from COLI policies. We invested $50.2 million for capital expenditures in the first nine months of 2010 compared to $23.9 million in the first nine months of 2009. We expect our capital investments in 2010 to total between $80 and $90 million, primarily for technology infrastructure investments and upgrades. We expect our joint venture in Mexico to open two stores in 2010.

Financing Activities

Our financing activities used $7.7 million of cash during the first nine months of 2010, compared to $23.4 million during the first nine months of 2009, as we had no significant debt repayment requirements in the first nine months of 2010.

Financing Arrangements

Our debt structure consists of credit agreements, note agreements and other borrowings. Information regarding our debt structure is included below. We lease our store space and certain other property and equipment under operating leases. These operating leases are not included in debt; however, they represent a significant commitment.

Credit Agreements

On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the “U.S. Credit Agreement”) with a group of banks. The U.S. Credit Agreement permits the Company to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. There were no borrowings outstanding under our U.S. Credit Agreement at the end of, or during, the first nine months of 2010. Letters of credit, which may be issued under the U.S. Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. Stand-by letters of credit issued under the U.S. Credit Agreement totaled $56.5 million at the end of the first nine months of 2010. Also at the end of the first nine months of 2010, the maximum aggregate borrowing amount available under the U.S. Credit Agreement was $516.2 million and availability under the U.S. Credit Agreement totaled $459.7 million. At September 25, 2010, the Company was in compliance with all covenants under the U.S. Credit Agreement. The U.S. Credit Agreement expires on July 12, 2012.

On September 30, 2009, Grand & Toy Limited, the Company’s wholly-owned subsidiary in Canada, entered into a Loan and Security Agreement (the “Canadian Credit Agreement”) with a group of banks. The Canadian Credit Agreement permits Grand & Toy Limited to borrow up to a maximum of C$60 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory, less certain reserves. There were no borrowings outstanding under our Canadian Credit Agreement at the end of, or during, the first nine months of 2010. Letters of credit, which may be issued under the Canadian Credit Agreement up to a maximum of C$10 million, reduce available borrowing capacity under the Canadian Credit Agreement. There were no letters of credit outstanding under the Canadian Credit Agreement at the end of the first nine months of 2010. The maximum aggregate borrowing amount available under the Canadian Credit Agreement was $46.4 million (C$48.0 million) at the end of the first nine months of 2010 and was fully available. Grand & Toy Limited was in compliance with all covenants under the Canadian Credit Agreement at the end of the first nine months of 2010. The Canadian Credit Agreement expires on July 12, 2012.

On March 15, 2010, the Company’s five wholly-owned subsidiaries based in Australia and New Zealand (the “Australasian subsidiaries”) entered into the Australasian Credit Agreement with a financial institution based in those countries. The Australasian Credit Agreement permits the Australasian subsidiaries to borrow up to a maximum of A$80 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of certain owned properties, less certain reserves. There were no borrowings outstanding under our Australasian Credit Agreement at the end of, or during, the first nine months of 2010. The maximum aggregate borrowing amount available under the Australasian Credit Agreement was $63.9 million (A$65.9 million) at the end of the first nine months of 2010 and was fully available. The Australasian subsidiaries were in compliance with all covenants under the Australasian Credit Agreement at the end of the first nine months of 2010. The Australasian Credit Agreement expires on March 15, 2013.

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

At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment note structure allowed the Company to defer the resulting tax liability of $543 million until 2020, the maturity date for the Installment Notes. Due to the Lehman bankruptcy and note defaults, the Lehman portion of the gain will be triggered when the Lehman Guaranteed Installment Note is transferred to the Securitization Note holders as payment and/or when the Lehman bankruptcy is resolved. At that time, we intend to reduce the estimated cash payments due by utilizing our available alternative minimum tax credits.

Disclosures of Financial Market Risks

Financial Instruments

Our debt is predominantly fixed-rate. At September 25, 2010, the estimated current fair value of our debt, including the timber notes, was approximately $562.4 million less than the amount of debt reported in the Consolidated Balance Sheets. As previously discussed, there is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged installment notes receivable and underlying guarantees. The debt and receivable related to the timber notes have fixed interest rates and the estimated fair values of the timber notes are reflected in the following table.

The following table provides information about our financial instruments outstanding at September 25, 2010 and December 26, 2009. The following table does not include our obligations for pension plans and other post retirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax employees. As our plans were frozen in 2003, our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits. However, the pension plan obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension plan participants’ increased life expectancies. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include OfficeMax common stock, U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels.

	September 25, 2010		December 26, 2009
	Carrying Amount	Fair value	Carrying Amount	Fair value
	(millions)
Debt:
Fixed-rate debt	$280.1	$268.4	$280.9	$190.8
Variable-rate debt	13.9	13.6	16.7	16.4
Non-recourse debt:
Wachovia	$735.0	$837.8	$735.0	$754.8
Lehman	735.0	81.8	735.0	81.8
Financial assets:
Timber notes receivable
Wachovia	$817.5	$917.7	$817.5	$823.6
Lehman	81.8	81.8	81.8	81.8

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

During the first nine months of 2010, we recorded pre-tax charges of $14.4 million (all in the first two quarters) in our Retail segment related to the closing of eight underperforming domestic stores prior to the end of their lease terms. During the first nine months of 2009, the Company recorded pre-tax charges of $31.2 million related to the closing of 21 stores prior to the end of their lease terms, of which 17 were in the U.S. and four were in Mexico.

At September 25, 2010, the facility closure reserve was $67.6 million with $18.0 million included in current liabilities, and $49.6 million included in long-term liabilities. The majority of the reserve represents future lease obligations of $138.1 million, net of anticipated sublease income of approximately $70.5 million. Cash payments relating to the facility closures were $16.4 million and $19.2 million in the first nine months of 2010 and 2009, respectively.

In addition, we were the lessee of a legacy, building materials manufacturing facility near Elma, Washington. During 2006, we ceased operations at the facility, fully impaired the assets and recorded a reserve, which is separate from the facility closure reserve above, for the related lease payments and other contract termination and closure costs. During the second quarter of 2010, we signed an agreement with the lessor to terminate the lease and recorded income of $3.9 million to adjust the associated reserve. This income is reported in other operating (income) expense in the Consolidated Statements of Operations. Also during the second quarter, we contracted with a third party for the sale of the equipment, subject to a financing contingency. Subsequent to the third quarter, we closed on the sale of the equipment to the third party and completed the lease termination. As a result of the equipment sale and lease termination, we will record income of approximately $5.5 million in the fourth quarter to adjust the associated reserve.

Contractual Obligations

For information regarding contractual obligations, see the caption “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 26, 2009. At September 25, 2010, there had not been a material change to the information regarding contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 26, 2009.

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the third quarter of 2010, Grupo OfficeMax met the earnings targets, and the estimated purchase price of the minority owner’s interest was $37.6 million. As the estimated purchase price was greater at the end of the third quarter of 2010 than the carrying value of the noncontrolling interest, the Company recorded an adjustment to state the noncontrolling interest at the estimated purchase price, and, as the estimated purchase price approximates fair value, the offset was recorded to additional paid-in capital.

Off-Balance-Sheet Activities and Guarantees

For information regarding off-balance-sheet activities and guarantees, see “Off-Balance-Sheet Activities and Guarantees” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 26, 2009. At September 25, 2010, there had not been a material change to the information regarding off-balance-sheet activities and guarantees disclosed in our Annual Report on Form 10-K for the year ended December 26, 2009.

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

Environmental

For information regarding environmental issues, see the caption “Environmental” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 26, 2009. At September 25, 2010, there has not been a material change to the information regarding environmental issues disclosed in the company’s annual report on form 10-K for the year ending December 26, 2009.

Critical Accounting Estimates

For information regarding critical accounting estimates, see the caption “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 26, 2009. There have been no significant changes to the Company’s critical accounting estimates during the first nine months of 2010.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk see the caption “Disclosures of Financial Market Risks” herein and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009. At September 25, 2010, except as disclosed herein in “Disclosures of Financial Market Risks”, there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 26, 2009.

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

For information regarding risk factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 26, 2009. There have been no material changes to the Company’s risk factors during the first nine months of 2010 except as previously reported in “Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 26, 2010.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning our stock repurchases during the three months ended September 25, 2010 is below. All stock was withheld to satisfy our tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 27 – July 24, 2010	22	$13.89	—	—
July 25 – August 21, 2010	22	14.29	—	—
August 22 – September 25, 2010	22	10.67	—	—

Total	66	$12.95	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICEMAX INCORPORATED

/s/ BRUCE BESANKO
Bruce Besanko Executive Vice President, Chief Financial Officer and Chief Administrative Officer (As Duly Authorized Officer and Principal Financial Officer)

Date: October 29, 2010

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended September 25, 2010

Exhibit Number	Exhibit Description

3.1(1)	Conformed Restated Certificate of Incorporation, reflecting all amendments to date.

3.2(2)	Amended and Restated Bylaws, as amended to February 12, 2009.

10.1(3)	Form of 2010 Director Restricted Stock Unit Award Agreement.

10.2(4)	Form of 2010 Restricted Stock Unit Award Agreement-Time Based.

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated.

*	Filed with this Form 10-Q.
(1)	Exhibit 3.1 was filed under the exhibit 3.1.1 in our Registration Statement on Form S-1 dated November 4, 2009, and is incorporated herein by reference.
(2)	Exhibit 3.2 was filed under the exhibit 3.2 in our Current Report on Form 8-K dated February 18, 2009, and is incorporated herein by reference.
(3)	Exhibit 10.1 was filed under the exhibit 99.2 in our Current Report on Form 8-K dated August 3, 2010, and is incorporated herein by reference.
(4)	Exhibit 10.2 was filed under the exhibit 99.1 in our Current Report on Form 8-K dated August 18, 2010, and is incorporated herein by reference.