Form 10-K
period 2010-12-25
OFFICEMAX INC
filed 2011-02-22
CIK 12978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Sections 13 or 15(d)

of the Securities Exchange Act of 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 1-5057

OFFICEMAX INCORPORATED

(Exact name of registrant as specified in its charter)

Delaware	82-0100960
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

263 Shuman Boulevard, Naperville, Illinois	60563
(Address of principal executive offices)	(Zip Code)

(630) 438-7800

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $2.50 par value American & Foreign Power Company Inc. Debentures, 5% Series due 2030	New York Stock Exchange New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on June 25, 2010, was $1,088,968,714. Registrant does not have any nonvoting common equity securities.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of February 11, 2011
Common Stock, $2.50 par value	85,058,285

Document incorporated by reference

Portions of the registrant’s proxy statement relating to its 2011 annual meeting of shareholders to be held on April 13, 2011 (“OfficeMax Incorporated’s proxy statement”) are incorporated by reference into Part III of this Form 10-K.

i

PART I

ITEM 1.    BUSINESS

As used in this Annual Report on Form 10-K for the fiscal year ended December 25, 2010, the terms “OfficeMax,” the “Company,” “we” and “our” refer to OfficeMax Incorporated and its consolidated subsidiaries and predecessors. Our Securities and Exchange Commission (“SEC”) filings, which include this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments to those reports, are available free of charge on our website at investor.officemax.com by clicking on “SEC filings.” Our SEC filings are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

General Overview

OfficeMax is a leader in both business-to-business and retail office products distribution. We provide office supplies and paper, print and document services, technology products and solutions and office furniture to large, medium and small businesses, government offices and consumers. OfficeMax customers are served by approximately 30,000 associates through direct sales, catalogs, the Internet and retail stores. Our common stock trades on the New York Stock Exchange under the ticker symbol OMX, and our corporate headquarters is in Naperville, Illinois.

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

On October 29, 2004, we sold our paper, forest products and timberland assets to affiliates of Boise Cascade, L.L.C., a new company formed by Madison Dearborn Partners LLC (the “Sale”). With the Sale, we completed the Company’s transition, begun in the mid-1990s, from a predominately commodity manufacturing-based company to an independent office products distribution company. On October 29, 2004, as part of the Sale, we invested $175 million in the securities of affiliates of Boise Cascade, L.L.C. Due to restructurings conducted by those affiliates, our investment is currently in Boise Cascade Holdings, L.L.C. (the “Boise Investment”).

Fiscal Year

The Company’s fiscal year-end is the last Saturday in December. Due primarily to statutory requirements, the Company’s international businesses maintain December 31 year-ends, with our majority-owned joint venture in Mexico reporting one month in arrears. Fiscal year 2010 ended on December 25, 2010, fiscal year 2009 ended on December 26, 2009, and fiscal year 2008 ended on December 27, 2008. Each of the past three years has included 52 weeks for all reportable segments and businesses. Fiscal year 2011 will include 53 weeks for our U.S. businesses.

Segments

The Company manages its business using three reportable segments: OfficeMax, Contract (“Contract segment” or “Contract”); OfficeMax, Retail (“Retail segment” or “Retail”); and Corporate and Other. The Contract segment markets and sells office supplies and paper, technology products and solutions, office furniture and print and document services directly to large corporate and government offices, as well as to small and medium-sized offices through field salespeople, outbound telesales, catalogs, the Internet and, primarily in foreign markets, through office products stores. The Retail segment markets and sells office supplies and paper, print and document services, technology products and solutions and office furniture to small and medium-sized businesses and consumers through a network of retail stores. Management reviews the performance of the Company based on these segments. We present information pertaining to each of our segments and the geographic areas in which they operate in Note 14, “Segment Information,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Contract

We distribute a broad line of items for the office, including office supplies and paper, technology products and solutions, office furniture and print and document services through our Contract segment. Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United States, Canada, Australia, New Zealand and Puerto Rico. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and, primarily in foreign markets, through office products stores. Substantially all products sold by this segment are purchased from outside manufacturers or from industry wholesalers. We purchase office papers primarily from Boise White Paper, L.L.C., under a 12-year paper supply contract entered into at the time of the Sale. (See Note 15, “Commitments and Guarantees,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information related to the paper supply contract.)

As of the end of the year, Contract operated 44 distribution centers in the U.S., Puerto Rico, Canada, Australia and New Zealand as well as four customer service and outbound telesales centers in the U.S. Contract also operated 53 office products stores in Canada, Hawaii, Australia and New Zealand.

Contract sales for 2010, 2009 and 2008 were $3.6 billion, $3.7 billion and $4.3 billion, respectively.

Retail

Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. In addition, this segment contracts with large national retail chains to supply office and school supplies to be sold in their stores. Our retail office products stores feature OfficeMax ImPress, an in-store module devoted to print-for-pay and related services. Our Retail segment has operations in the United States, Puerto Rico and the U.S. Virgin Islands. Our Retail segment also operates office products stores in Mexico through a 51%-owned joint venture. Substantially all products sold by this segment are purchased from outside manufacturers or from industry wholesalers. As mentioned above, we purchase office papers primarily from Boise White Paper, L.L.C., under a 12-year paper supply contract we entered into at the time of the Sale.

As of the end of the year, our Retail segment operated 997 stores in the U.S. and Mexico, three large distribution centers in the U.S., and one small distribution center in Mexico. Each store offers approximately 11,000 stock keeping units (SKUs) of name-brand and OfficeMax private-branded merchandise and a variety of business services targeted at serving the small business customer, including OfficeMax ImPress. In addition to our in-store ImPress capabilities, our Retail segment operated six OfficeMax ImPress print on demand facilities with enhanced fulfillment capabilities as of the end of the year. These 8,000 square foot operations are located within some of our Contract distribution centers, and serve the print and document needs of our large contract customers in addition to supporting our retail stores by providing services that cannot be deployed at every retail store.

Retail sales for 2010, 2009 and 2008 were $3.5 billion, $3.6 billion and $4.0 billion, respectively.

Competition

Domestic and international office products markets are highly and increasingly competitive. Customers have many options when purchasing office supplies and paper, print and document services, technology products and solutions and office furniture. We compete with contract stationers, office supply superstores, mass merchandisers, wholesale clubs, computer and electronics superstores, Internet merchandisers, direct-mail distributors, discount retailers, drugstores and supermarkets, as well as the direct marketing efforts of manufacturers, including some of our suppliers. The other large office supply superstores have increased their presence in close proximity to our stores in recent years and are expected to continue to do so in the future. In addition, many of our competitors have expanded their office products assortment, and we expect they will continue to do so. We anticipate increasing competition from our two domestic office supply superstore competitors and various other competitors for print-for-pay and related services. Print-for-pay and related services have historically been a key point of differentiation for OfficeMax stores. Increased competition in the office products markets, together with increased advertising, has heightened price awareness among end-users. Such heightened price awareness has led to margin pressure on office products and impacted the results of both our Retail and Contract segments. In addition to price, competition is also based on customer service, the quality and breadth of product selection and convenient locations. Some of our competitors are larger than us and have greater financial resources, which affords them greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively.

We believe our excellent customer service and the efficiency and convenience for our customers of our combined contract and retail distribution channels gives our Contract segment a competitive advantage among business-to-business office products distributors. Our ability to network our distribution centers into an integrated system enables us to serve large national accounts that rely on us to deliver consistent products, prices and services to multiple locations, and to meet the needs of medium and small businesses at a competitive cost.

We believe our Retail segment competes favorably based on the quality of our customer service, our innovative store formats, the breadth and depth of our merchandise offering and our everyday low prices, along with our specialized service offerings, including OfficeMax ImPress.

Seasonal Influences

The Company’s business is seasonal, with Retail showing a more pronounced seasonal trend than Contract. Sales in the second quarter are historically the slowest of the year. Sales are stronger during the first, third and fourth quarters that include the important new-year office supply restocking month of January, the back-to-school period and the holiday selling season, respectively.

Environmental Matters

Our discussion of environmental matters is presented under the caption “Environmental” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. In addition, certain environmental matters are discussed in Note 16, “Legal Proceedings and Contingencies,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Capital Investment

Information concerning our capital expenditures is presented under the caption “Investment Activities” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Acquisitions and Divestitures

We engage in acquisition and divestiture discussions with other companies and make acquisitions and divestitures from time to time. It is our policy to review our operations periodically and to dispose of assets that do not meet our criteria for return on investment.

Geographic Areas

Our discussion of financial information by geographic area is presented in Note 14, “Segment Information,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

Identification of Executive Officers

Information with respect to our executive officers is set forth as the last item of Part I of this Form 10-K.

Employees

On December 25, 2010, we had approximately 30,000 employees, including approximately 11,000 part-time employees.

ITEM 1A.	RISK FACTORS

Cautionary and Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “expect,” “believe,” “should,” “plan,” “anticipate” and other similar expressions. You can find examples of these statements throughout this report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. We have listed below some of the inherent risks and uncertainties that could cause our actual results to differ materially from those we project. We do not assume an obligation to update any forward-looking statement.

Current macroeconomic conditions have had and may continue to have an impact on our business and our financial condition. Economic conditions, both domestically and abroad, directly influence our operating results. Current and future economic conditions that affect consumer and business spending, including the level of unemployment, energy costs, inflation, availability of credit, and the financial condition and growth prospects of our customers may continue to adversely affect our business and the results of our operations. We may face challenges if macroeconomic conditions do not improve or if they worsen.

The impact of the weak economy on our customers could adversely impact the overall demand for our products and services, which would have a negative effect on our revenues, as well as impact our customers’ ability to pay their obligations, which could have a negative effect on our bad debt expense and cash flows. Also, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

In addition, we sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees (the “Pension Plans”). The Pension Plans are under-funded and we may be required to make contributions in subsequent years in order to maintain required funding levels, which would have an adverse impact on our cash flows and our financial results. Additional future contributions of common stock or cash to the Pension Plans, financial market performance and IRS funding requirements could materially change these expected payments.

Our business may be adversely affected by the actions of and risks associated with our third-party vendors. We use and resell many manufacturers’ branded items and services and are therefore dependent on the availability and pricing of key products and services including ink, toner, paper and technology products. As a reseller, we cannot control the supply, design, function, cost or vendor-required conditions of sale of many of the products we offer for sale. Disruptions in the availability of these products or the products and services we consume may adversely affect our sales and result in customer dissatisfaction. In addition, a material interruption in service by the carriers that ship goods within our supply chain may adversely affect our sales. Many of our vendors are small or medium sized businesses which are impacted by current macroeconomic conditions, both in the U.S. and Asia. We may have no warning before a vendor fails, which may have an adverse effect on our business and results of operations. Further, we cannot control the cost of manufacturers’ products, and cost increases must either be passed along to our customers or will result in erosion of our earnings. Failure to identify desirable products and make them available to our customers when desired and at attractive prices could have an adverse effect on our business and our results of operations. Our product offering also includes many of our own proprietary branded products. While we have focused on the quality of our proprietary branded products, we rely on third party manufacturers for these products. Such third-party manufacturers may prove to be unreliable, the quality of our globally sourced products may not meet our expectations, such products may not meet applicable regulatory requirements which may require us to recall those products, or such products may infringe upon the intellectual property rights of third parties. Furthermore, economic and political conditions in areas of the world where we source such products may adversely affect the availability and cost of such products. In addition, our proprietary branded products compete with other manufacturers’ branded items that we offer. As we continue to increase the number and types of proprietary branded products that we sell, we may adversely affect our relationships with our vendors, who may decide to reduce their product offerings through OfficeMax and increase their product offerings through our competitors. Finally, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us. Any of these circumstances could have an adverse effect on our business and financial performance.

Intense competition in our markets could harm our ability to maintain profitability. Domestic and international office products markets are highly and increasingly competitive. Customers have many options when purchasing office supplies and paper, print and document services, technology products and solutions and office furniture. We compete with contract stationers, office supply superstores, mass merchandisers, wholesale clubs, computer and electronics superstores, Internet merchandisers, direct-mail distributors, discount retailers, drugstores and supermarkets. In addition, an increasing number of manufacturers of computer hardware, software and peripherals, including some of our suppliers, have expanded their own direct marketing efforts. The other large office supply superstores have increased their presence in close proximity to our stores in recent years and are expected to continue to do so in the future. In addition, many of our competitors have expanded their office products assortment, and we expect they will continue to do so. We anticipate increasing competition from our two domestic office supply superstore competitors and various other competitors for print-for-pay and related services. Print and documents services, or print-for-pay, and related services have historically been a key point of difference for OfficeMax stores. Increased competition in the office products markets, together with increased advertising, has heightened price awareness among end-users. Such heightened price awareness has led to margin pressure on office products and impacted the results of both our Retail and Contract segments. In addition to price, competition is also based on customer service, differentiation from competitors, the quality and breadth of product selection and convenient locations. Some of our competitors are larger than us and have greater financial resources, which afford them greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively.

We may be unable to identify additional sales through new distribution opportunities or replace lost sales. Our long-term success depends, in part, on our ability to expand our product sales in a manner that achieves appropriate sales and profit levels. This could include selling our products through other retailers, opening new stores or entering into novel distribution arrangements. When we sell our products through other retailers we rely on those retailers to provide an appropriate customer experience and our sales are dependent on the foot traffic and sales of the retail partner. Although we may have influence over the appearance of the area within the store where our products appear, we have no control over store marketing, staffing or any other aspects of our retail partners’ operations. Although we frequently test new store designs, formats, sizes and market areas, if we are unable to generate the required sales or profit levels, as a result of macroeconomic or operational challenges, we will not open new stores. Similarly, we will only continue to operate existing stores if they meet required sales or profit levels. In the current macroeconomic environment, the results of our existing stores are impacted not only by a reduced sales environment, but by a number of things that are not within our control, such as loss of traffic resulting from store closures by other significant retailers in the stores’ immediate vicinity. If we are required to close stores, we will be subject to costs and impairment charges that may adversely affect our financial results. Failure to increase sales through new distribution opportunities or replace lost sales could materially and adversely affect our future financial performance.

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

We are more leveraged than some of our competitors, which could adversely affect our business plans. A relatively greater portion of our cash flow is used to service financial obligations including leases and the potential Pension Plans’ funding discussed previously. This reduces the funds we have available for working capital, capital expenditures, acquisitions, new stores, store remodels and other purposes. Similarly, our relatively greater leverage increases our vulnerability to, and limits our flexibility in planning for, adverse economic and industry conditions and creates other competitive disadvantages compared with other companies with relatively less leverage.

Compromises of our information security may adversely affect our business. Through our sales and marketing activities, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our website, or otherwise communicate and interact with us. We also gather and retain information about our associates in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems are entirely free from vulnerability to attack. Computer hackers may attempt to penetrate our networks or our vendors’ network security and, if successful, misappropriate confidential customer or business information. In addition, a Company employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information or inadvertently cause a breach involving such information. Loss of customer or business information could disrupt our operations and expose us to claims from customers, financial institutions, payment card associations and other persons, which could have a material adverse effect on our business, financial condition and results of operations.

We cannot ensure systems and technology will be fully integrated or updated. We cannot ensure our systems and technology will be successfully updated. We have plans to continue to update the financial reporting platform as well as other technology and systems. We will be implementing ongoing technical upgrades over the next several years which is a complicated and difficult endeavor. Failure to successfully complete these upgrades could have an adverse impact on our business and results of operations. Over the last several years, we have partially integrated the systems of our Contract and Retail businesses. If we do not ultimately fully integrate our systems, it may constrain our ability to provide the level of service our customers’ demand which could thereby cause us to operate inefficiently.

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

Our investment in Boise Cascade Holdings, L.L.C. subjects us to the risks associated with the building products industry and the U.S. housing market. When we sold our paper, forest products and timberland assets, we purchased an equity interest in Boise Cascade Holdings, L.L.C. This continuing interest in Boise Cascade Holdings, L.L.C. subjects us to market risks associated with the building products industry. This industry is subject to cyclical market pressures. Historical prices for products have been volatile, and industry participants have limited influence over the timing and extent of price changes. The relationship between supply and demand in this industry significantly affects product pricing. Demand for building products is driven mainly by factors such as new construction and remodeling rates, business and consumer credit availability, interest rates and weather. The recent falloff in U.S. housing starts has resulted in lower building products shipments and prices. The supply of building products fluctuates based on manufacturing capacity. Excess manufacturing capacity, both domestically and abroad, can result in significant variations in product prices. Our ability to realize the carrying value of our equity interest in Boise Cascade Holdings, L.L.C. is dependent upon many factors, including the operating performance of Boise Cascade, L.L.C. and other market factors that may not be specific to Boise Cascade Holdings, L.L.C. due in part to the fact that there is not a liquid market for our equity interest. Our exposure to these risks could decrease our ability to compete effectively with our competitors, who typically are not subject to such risks.

Our obligation to purchase paper from Boise White Paper L.L.C. concentrates our supply of an important product primarily with a single supplier. When we sold our paper, forest products and timberland assets, we agreed to purchase substantially all of our requirements of paper for resale from Boise Cascade, L.L.C., or its affiliates or assigns, currently Boise White Paper L.L.C., on a long term basis. The price we pay for this paper is market based and therefore subject to fluctuations in the supply and demand for the products. Our purchase obligation limits our ability to take advantage of spot purchase opportunities and exposes us to potential interruptions in supply, which could impact our ability to compete effectively with our competitors, who would not typically be restricted in this way.

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

We are subject to certain legal proceedings that may adversely affect our results of operations and financial condition. We are periodically involved in various legal proceedings, which may involve state and federal governmental inquiries and investigations, employment, tort, consumer litigation and intellectual property litigation. In addition, we may be subject to investigations by regulatory agencies and customers audits. These legal proceedings, investigations and audits could expose us to significant defense costs, fines, penalties, and liability to private parties for monetary recoveries and attorneys’ fees, any of which could have a material adverse effect on our business and results of operations.

Our results may be adversely affected by disruptions or catastrophic events. Unforeseen events, including public health issues and natural disasters such as earthquakes, hurricanes and other adverse weather and climate conditions, whether occurring in the United States or abroad, could disrupt our operations, disrupt the operations of our suppliers or customers, have an adverse impact on consumer spending and confidence levels or result in political or economic instability. Moreover, in the event of a natural disaster or public health issue, we may be required to suspend operations in some or all of our locations, which could have a material adverse effect on our business, financial condition and results of operations. These events could also reduce demand for our products or make it difficult or impossible to receive products from suppliers.

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

The majority of OfficeMax facilities are rented under operating leases. (For more information about our operating leases, see Note 8, “Leases,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.) Our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We constantly evaluate the real estate market to determine the best locations for new stores. We analyze our existing stores and markets on a case by case basis. We conduct regular reviews of our real estate portfolio to identify underperforming facilities, and close those facilities that are no longer strategically or economically viable. In 2011, we expect to have less than ten new store openings in the U.S. and Mexico and 10-20 store closings in the U.S.

Our facilities by segment are presented in the following table.

Contract

As of the end of the year, Contract operated 44 distribution centers in 21 states, Puerto Rico, Canada, Australia and New Zealand. The following table sets forth the locations of these facilities.

Arizona	1	Maryland	1	Tennessee	1
California	2	Massachusetts	1	Texas	2
Colorado	1	Michigan	1	Utah	1
Florida	1	Minnesota	1	Washington	1
Georgia	1	New Jersey	1	Puerto Rico	1
Hawaii	1	North Carolina	1	Canada	7
Illinois	1	Ohio	1	Australia	10
Kansas	1	Pennsylvania	1	New Zealand	3
Maine	1

Contract also operated 53 office products stores in Hawaii (2), Canada (30), Australia (3) and New Zealand (18) and four customer service and outbound telesales centers in Illinois (2), Oklahoma and Virginia.

Retail

As of the end of the year, Retail operated 997 stores in 47 states, Puerto Rico, the U.S. Virgin Islands and Mexico. The following table sets forth the locations of these facilities.

Alabama	11	Maine	1	Oregon	12
Alaska	3	Maryland	1	Pennsylvania	28
Arizona	44	Massachusetts	10	Rhode Island	1
Arkansas	2	Michigan	41	South Carolina	6
California	76	Minnesota	41	South Dakota	4
Colorado	29	Mississippi	5	Tennessee	18
Connecticut	3	Missouri	29	Texas	74
Florida	61	Montana	3	Utah	14
Georgia	31	Nebraska	10	Virginia	26
Hawaii	8	Nevada	14	Washington	22
Idaho	6	New Jersey	4	West Virginia	2
Illinois	60	New Mexico	9	Wisconsin	35
Indiana	14	New York	31	Wyoming	2
Iowa	9	North Carolina	27	Puerto Rico	13
Kansas	11	North Dakota	3	U.S. Virgin Islands	2
Kentucky	6	Ohio	53	Mexico(a)	79
Louisiana	2	Oklahoma	1

(a)	Locations operated by our 51%-owned joint venture in Mexico, Grupo OfficeMax.

Retail also operated three large distribution centers in Alabama, Nevada and Pennsylvania; and one small distribution center in Mexico through our joint venture.

ITEM 3.	LEGAL PROCEEDINGS

Information concerning legal proceedings is set forth in Note 16, “Legal Proceedings and Contingencies,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K, and is incorporated herein by reference.

ITEM 4.	(REMOVED AND RESERVED)

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are elected by the Board of Directors and hold office until a successor is chosen or qualified or until their earlier resignation or removal. The following lists our executive officers and gives a brief description of their business experience as of February 21, 2011:

Ravichandra K. Saligram, 54, was elected as Chief Executive Officer and President of the Company, as well as a director of the Company, effective on November 8, 2010. Until his election as Chief Executive Officer and President of the Company, Mr. Saligram had been Executive Vice President, ARAMARK Corporation (“ARAMARK”), a global professional services company, since November 2006, President, ARAMARK International since June 2003, and ARAMARK’S Chief Globalization Officer since June 2009. From 1994 until 2002, Mr. Saligram served in various capacities for the InterContinental Hotels Group, a global hospitality company, including as President of Brands & Franchise, North America; Chief Marketing Officer & Managing Director, Global Strategy; President, International and President, Asia Pacific. Earlier in his career, Mr. Saligram held various general and brand management positions with S. C. Johnson & Son, Inc. in the United States and overseas. Since 2006, he has been a director of Church & Dwight Co., Inc., a consumer and specialty products company.

Bruce H. Besanko, 52, was first elected an officer of the Company on February 16, 2009. Mr. Besanko has served as executive vice president and chief financial officer of the Company since that time, and as chief administrative officer since October 2009. Mr. Besanko previously served as executive vice president and chief financial officer of Circuit City Stores, Inc. (“Circuit City”), a leading specialty retailer of consumer electronics and related services, from July 2007 to February 2009. Prior to that, Mr. Besanko served as senior vice president, finance and chief financial officer for The Yankee Candle Company, Inc., a leading designer, manufacturer, wholesaler and retailer of premium scented candles, since April 2005. He also served as vice president, finance for Best Buy Co., Inc., a retailer of consumer electronics, home office products, entertainment software, appliances and related services, from 2002 to 2005. On November 10, 2008, Circuit City filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia. Circuit City’s Chapter 11 plan of liquidation was confirmed by the Bankruptcy Court on September 14, 2010. Pursuant to the plan of liquidation, Circuit City is liquidating its remaining assets.

Deborah A. O’Connor, 48, was first elected an officer of the Company on July 8, 2008. Since that time, Ms. O’Connor has been senior vice president, finance and chief accounting officer of the Company. Ms. O’Connor previously served as senior vice president and controller of the ServiceMaster Company, a company providing residential and commercial lawn care, landscape maintenance, termite and pest control, home warranty, cleaning and disaster restoration, furniture repair, and home inspection services, from December 1999 to December 2007.

Ryan T. Vero, 41, was first elected an officer of the Company on November 1, 2004. Mr. Vero has served as executive vice president and chief merchandising officer of the Company since June 2005. He served as executive vice president, merchandising of the Company from 2004 until June 2005 when he was promoted to executive vice president and chief merchandising officer. Mr. Vero previously served as executive vice president, merchandising and marketing of OfficeMax, Inc., beginning in 2001, and prior to that time as executive vice president, e-commerce/direct of OfficeMax, Inc.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (the “Exchange”). The Exchange requires each listed company to make an annual report available to its shareholders. We are making this Form 10-K available to our shareholders in lieu of a separate annual report. The reported high and low sales prices for our common stock, as well as the frequency and amount of dividends paid on such stock, are included in Note 17, “Quarterly Results of Operations (unaudited),” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Due to the challenging economic environment, and to conserve cash, we suspended our cash dividends in the fourth quarter of 2008. See the discussion of dividend payment limitations under the caption “Financing Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K. The approximate number of holders of our common stock, based upon actual record holders on February 11, 2011, was 12,389.

We maintain a corporate governance page on our website that includes key information about our corporate governance initiatives. That information includes our Corporate Governance Guidelines, Code of Ethics and charters for our Audit, Executive Compensation and Governance and Nominating Committees, as well as our Committee of Outside Directors. The corporate governance page can be found at investor.officemax.com by clicking on “Corporate Governance.” You also may obtain copies of these policies, charters and codes by contacting our Investor Relations Department, 263 Shuman Boulevard, Naperville, Illinois 60563, or by calling (630) 864-6800.

Information concerning securities authorized for issuance under our equity compensation plans is included in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Stock Repurchases

Information concerning our stock repurchases during the three months ended December 25, 2010, is presented in the following table.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 26 – October 23	22	$13.92	—	—
October 24 – November 20	22	17.16	—	—
November 21 – December 25	22	17.90	—	—

Total	66	$16.33	—	—

(a)	All stock was withheld to satisfy minimum statutory tax withholding obligations upon vesting of restricted stock awards.

Performance Graph

The following graph compares the five-year cumulative total return (assuming dividend reinvestment) for the Standard & Poor’s SmallCap 600 Index, the Standard & Poor’s SmallCap 600 Specialty Retail Index and OfficeMax.

ANNUAL RETURN PERCENTAGE

Years Ending

Company\Index Name	Dec 06	Dec 07	Dec 08	Dec 09	Dec 10
OfficeMax Incorporated	98.80	–57.62	–62.75	82.26	32.60
S&P SmallCap 600 Index	15.12	–0.30	–34.26	33.53	25.76
S&P 600 Specialty Retail Index	11.55	–37.54	–36.51	77.65	40.68

INDEXED RETURNS

Years Ending

Company\Index Name	Base Period Dec 05	Dec 06	Dec 07	Dec 08	Dec 09	Dec 10
OfficeMax Incorporated	$100	$198.80	$84.25	$31.38	$57.19	$75.84
S&P SmallCap 600 Index	100	115.12	114.78	75.45	100.75	126.71
S&P 600 Specialty Retail Index	100	111.55	69.67	44.23	78.58	110.55

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the years indicated and should be read in conjunction with the disclosures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

	2010(a)	2009(b)	2008(c)	2007(d)	2006(e)
	(millions, except per-share amounts)
Assets:
Current assets	$2,014	$2,021	$1,855	$2,205	$2,097
Property and equipment, net	397	422	491	581	580
Goodwill	—	—	—	1,217	1,216
Timber notes receivable	899	899	899	1,635	1,635
Other	769	728	929	646	688

Total assets	$4,079	$4,070	$4,174	$6,284	$6,216

Liabilities and shareholders’ equity:
Current liabilities	$1,044	$1,092	$1,184	$1,371	$1,529
Long-term debt, less current portion	270	275	290	349	384
Non-recourse debt	1,470	1,470	1,470	1,470	1,470
Other	645	702	918	783	817
Noncontrolling interest	49	28	22	32	30
OfficeMax shareholders’ equity—preferred stock	31	36	43	50	55
OfficeMax shareholders’ equity—other	570	467	247	2,229	1,931

Total liabilities and shareholders’ equity	$4,079	$4,070	$4,174	$6,284	$6,216

Net sales	$7,150	$7,212	$8,267	$9,082	$8,966

Net income (loss) from continuing operations attributable to OfficeMax and noncontrolling interest	$74	$(1)	$(1,666)	$212	$103
Joint venture results attributable to noncontrolling interest	(3)	2	8	(5)	(4)

Net income (loss) from continuing operations attributable to OfficeMax	$71	$1	$(1,658)	$207	$99
Preferred dividends	(2)	(3)	(4)	(4)	(4)

Net income (loss) from continuing operations available to OfficeMax common shareholders	$69	$(2)	$(1,662)	$203	$95
Net loss from discontinued operations	—	—	—	—	(7)

Net income (loss) available to OfficeMax common shareholders	$69	$(2)	$(1,662)	$203	$88

Basic net income (loss) per common share:
Continuing operations	$0.81	$(0.03)	$(21.90)	$2.70	$1.30
Discontinued operations	—	—	—	—	(0.10)

Basic net income (loss) available to OfficeMax common shareholders per common share	$0.81	$(0.03)	$(21.90)	$2.70	$1.20

Diluted net income (loss) per common share:
Continuing operations	$0.79	$(0.03)	$(21.90)	$2.66	$1.29
Discontinued operations	—	—	—	—	(0.10)

Diluted net income (loss) available to OfficeMax common shareholders per common share	$0.79	$(0.03)	$(21.90)	$2.66	$1.19

Cash dividends declared per common share	$—	$—	$0.45	$0.60	$0.60

See notes on following page.

Notes to Selected Financial Data

The company’s fiscal year-end is the last Saturday in December. There were 52 weeks in all years presented.

(a)	2010 included the following pre-tax items:

•	$11.0 million charge for impairment of fixed assets associated with certain of our Retail stores in the U.S.

•	$13.1 million charge for costs related to Retail store closures in the U.S., partially offset by a $0.6 million severance reserve adjustment.

•

$9.4 million favorable adjustment of a reserve associated with our legacy building materials manufacturing facility near Elma, Washington due to the sale of the facility’s equipment and the termination of the lease.

(b)	2009 included the following items:

•

$17.6 million pre-tax charge for impairment of fixed assets associated with certain of our Retail stores in the U.S. and Mexico. Our minority partner’s share of this charge of $1.2 million is included in joint venture results attributable to noncontrolling interest.

•

$31.2 million pre-tax charge for costs related to Retail store closures in the U.S. and Mexico. Our minority partner’s share of this charge of $0.5 million is included in joint venture results attributable to noncontrolling interest.

•	$18.1 million pre-tax charge for severance and other costs incurred in connection with various company reorganizations.

•	$2.6 million pre-tax gain related to the Company’s Boise Investment.

•	$4.4 million pre-tax gain related to interest earned on a tax escrow balance established in a prior period in connection with our legacy Voyageur Panel business.

•

$14.9 million of income tax benefit from the release of a tax uncertainty reserve upon resolution of an issue under Internal Revenue Service (“IRS”) appeal regarding the deductibility of interest on certain of our industrial revenue bonds.

(c)	2008 included the following pre-tax items:

•

$1,364.4 million charge for impairment of goodwill, trade names and fixed assets. Our minority partner’s share of this charge of $6.5 million is included in joint venture results attributable to noncontrolling interest.

•	$735.8 million charge for non-cash impairment of the timber installment note receivable due from Lehman Brothers Holdings, Inc. and $20.4 million of related interest expense.

•	$27.9 million charge for severance and costs associated with the termination of certain store and site leases.

•	$20.5 million gain related to the Company’s Boise Investment, primarily attributable to the sale of a majority interest in its paper and packaging and newsprint businesses.

(d)	2007 included the following items:

•	$32.4 million pre-tax income related to a paper agreement with affiliates of Boise Cascade Holdings, L.L.C. we entered into in connection with the Sale. This agreement was terminated in early 2008.

•	$1.1 million after-tax loss related to the sale of OfficeMax’s Contract operations in Mexico to Grupo OfficeMax, our 51%-owned joint venture.

(e)	2006 included the following pre-tax items:

•	$89.5 million charge related to the closing of 109 underperforming domestic retail stores.

•	$46.4 million charge related to the relocation and consolidation of our corporate headquarters.

•	$10.3 million charge primarily related to a reorganization of our Contract segment.

•	$18.0 million charge primarily for contract termination and other costs related to the closure of our Elma, Washington manufacturing facility.

•	$48.0 million of income from a paper agreement with affiliates of Boise Cascade Holdings, L.L.C. we entered into in connection with the Sale.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains statements about our future financial performance. These statements are only predictions. Our actual results may differ materially from these predictions. In evaluating these statements, you should review “Item 1A. Risk Factors” of this Form 10-K, including “Cautionary and Forward-Looking Statements.”

Overall Summary

Sales for 2010 were $7,150.0 million, compared to $7,212.1 million for 2009, a decrease of 0.9%. On a local currency basis, the sales decreased 2.9%. Both our Contract and Retail businesses experienced sales decline in a challenging economic environment with reduced customer spending and changing buying habits. This spending reduction has occurred simultaneously with a heightened competitive marketplace. Gross profit margin increased by 1.8% of sales (180 basis points) to 25.9% of sales in 2010 compared to 24.1% of sales in 2009. Profitability initiatives and favorable inventory shrinkage expense resulted in increases in gross profit margin in both Contract and Retail and were partially offset by increased operating, selling and general and administrative expenses. We reported an operating income of $146.5 million in 2010 compared to an operating loss of $4.0 million in 2009. As noted in the discussion and analysis that follows, our operating results were impacted by a number of significant items in both years. These items included charges for asset impairments, store closures and severance, partially offset by income related to legacy items. If we eliminate these items, our adjusted operating income for 2010 was $160.6 million compared to an adjusted operating income of $62.9 million for 2009. The reported net income available to OfficeMax common shareholders was $68.6 million, or $0.79 per diluted share, in 2010 compared to a reported net loss available to OfficeMax common shareholders $2.2 million, or $0.03 per diluted share, in 2009. If we eliminate the impact of significant items from both years, adjusted net income available to OfficeMax common shareholders for 2010 was $77.3 million, or $0.89 per diluted share, compared to $18.6 million, or $0.24 per diluted share, for 2009.

Results of Operations, Consolidated

($ in millions)

	2010	2009	2008
Sales	$7,150.0	$7,212.1	$8,267.0
Gross profit	1,849.7	1,737.6	2,054.4
Operating, selling and general and administrative expenses	1,689.1	1,674.7	1,862.5
Goodwill and other asset impairments	11.0	17.6	2,100.2
Other operating expenses	3.1	49.3	27.9

Total operating expenses	1,703.2	1,741.6	3,990.6

Operating income (loss)	$146.5	$(4.0)	$(1,936.2)

Net income (loss) available to OfficeMax common shareholders	$68.6	$(2.2)	$(1,661.6)

Gross profit margin	25.9%	24.1%	24.9%
Operating, selling and general and administrative expenses
Percentage of sales	23.7%	23.2%	22.5%

In addition to assessing our operating performance as reported under U.S. generally accepted accounting principles (“GAAP”), we evaluate our results of operations before non-operating legacy items and certain operating items that are not indicative of our core operating activities such as severance, facility closures and adjustments, and asset impairments. We believe our presentation of financial measures before, or excluding, these items, which are non-GAAP measures, enhances our investors’ overall understanding of our recurring operational performance and provides useful information to both investors and management to evaluate the ongoing operations and prospects of OfficeMax by providing better comparisons. Whenever we use non-GAAP financial measures, we designate these measures as “adjusted” and provide a reconciliation of the non-GAAP financial measures to the most closely applicable GAAP financial measure. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measure. In the following tables, we reconcile our non-GAAP financial measures to our reported GAAP financial results.

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

	NON-GAAP RECONCILIATION FOR 2010
	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(millions, except per-share amounts)
As reported	$146.5	$68.6	$0.79
Store asset impairment charge	11.0	6.7	0.08
Store closure charges and severance adjustments	12.5	7.8	0.09
Reserve adjustments related to legacy facility	(9.4)	(5.8)	(0.07)

As adjusted	$160.6	$77.3	$0.89

	NON-GAAP RECONCILIATION FOR 2009
	Operating income (loss)	Net income (loss) available to OfficeMax common shareholders	Diluted income (loss) per common share
	(millions, except per-share amounts)
As reported	$(4.0)	$(2.2)	$(0.03)
Store asset impairment charge	17.6	10.0	0.12
Store closure and severance charges	49.3	30.0	0.39
Interest income from a legacy tax escrow	—	(2.7)	(0.04)
Boise Cascade Holdings, L.L.C. distribution	—	(1.6)	(0.02)
Release of income tax uncertainty reserve	—	(14.9)	(0.18)

As adjusted	$62.9	$18.6	$0.24

	NON-GAAP RECONCILIATION FOR 2008
	Operating income (loss)	Net income (loss) available to OfficeMax common shareholders	Diluted income (loss) per common share
	(millions, except per-share amounts)
As reported	$ (1,936.2)	$(1,661.6)	$(21.90)
Goodwill and other asset impairment charge	1,364.4	1,294.7	17.05
Timber note impairment charge	735.8	462.0	6.08

Total impairment charges	2,100.2	1,756.7	23.13
Store closure and severance charges and other adjustments	27.9	17.5	0.23
Boise Cascade Holdings, L.L.C. distribution	—	(12.5)	(0.16)

As adjusted	$191.9	$100.1	$1.30

These items are described in more detail in this Management’s Discussion and Analysis.

At the end of the 2010 fiscal year, we had $462.3 million in cash and cash equivalents and $576.4 million in available (unused) borrowing capacity under our revolving credit facilities. The combination of cash and cash equivalents and available borrowing capacity yields approximately $1,038.7 million of overall liquidity. At year-end, we had outstanding recourse debt of $275.0 million (both current and long-term) and non-recourse obligations of $1,470.0 million related to the timber securitization notes. There is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged installment notes receivable and underlying guarantees. There were no borrowings on our revolving credit facilities in 2010.

The funded status of our pension plans improved in 2010. Our pension obligations exceeded the assets held in trust to fund them by $180.2 million at year-end 2010, a decrease of $30.0 million compared to the $210.2 million under funding that existed at year-end 2009. This reduction was due to strong returns of plan investments, partially offset by a decrease in the discount rates.

For the full year 2010, we generated $88.1 million of cash from operations, net of $44.4 million of cash used to repay loans on accumulated earnings held in company-owned life insurance policies which had been borrowed in 2009. Working capital increased by $72.4 million due to higher levels of international inventories and the timing of certain accounts payable and accrued liability payments. Accounts receivable declined primarily due to the lower sales. A significant amount of incentive compensation payments were made in 2010 reflecting the achievement of the 2009 incentive plan performance targets. The incentive plan performance targets were not achieved in 2008. Therefore, the amount of incentive payments made in 2009 was insignificant. The cash from operations was primarily utilized to fund capital expenditures of $93.5 million which included systems and infrastructure investments.

Outlook

We anticipate that 2011 will hold a variety of challenges for our businesses including a heightened competitive environment, increased promotional activity from a broad range of competitors and a lack of favorable economic conditions. Based on these trends, we expect that total sales for the full year will be flat to slightly higher than in 2010, including the favorable impact of foreign currency translation and the benefit of a 53rd week, and that the adjusted operating income margin rate for the full year will be in line with, to slightly lower than, the prior year. In addition, we expect cash flow from operations in 2011 to be in line with or slightly higher than capital expenditures. We anticipate capital expenditures of approximately $100 million, primarily related to technology, ecommerce and infrastructure investments and upgrades. In addition, we believe our liquidity position will continue to remain strong.

2010 Compared with 2009

Sales for 2010 decreased 0.9% to $7,150.0 million from $7,212.1 million for 2009, which included the impact of favorable currency exchange rates relating to our international subsidiaries. On a local currency basis, sales declined 2.9%. Both our Contract and Retail segments experienced year-over-year sales declines in a challenging economic environment with increased competitive intensity including higher levels of promotional activity.

Gross profit margin increased by 1.8% of sales (180 basis points) to 25.9% of sales in 2010 compared to 24.1% of sales in 2009. The gross profit margins increased in both our Contract and Retail segments due to our profitability initiatives and reduced inventory shrinkage expense. We benefited from $15 million of inventory shrinkage reserve adjustments due to the positive results from our physical inventory counts. Retail segment gross profit margins also benefitted from a sales mix shift to higher-margin products and lower occupancy and freight costs.

Operating, selling and general and administrative expenses increased 0.5% of sales to 23.7% of sales in 2010 from 23.2% of sales in 2009. The increase was in our Contract segment, as the Retail segment operating, selling and general and administrative expenses as a percent of sales remained flat. The increase was the result of higher expenses related to our growth and profitability initiatives which were partially offset by favorable trends in workers compensation and medical benefit expenses, lower payroll-related expenses and favorable sales and use tax and legal settlements in Retail. On a consolidated basis, we recognized $9 million of favorable sales/use tax settlements and adjustments through the year as well as a $5 million gain related to the resolution of a legal dispute. These items compare to approximately $10 million of income realized in the prior year related to favorable property tax settlements and the resolution of a dispute with a service provider.

As noted above, our results for 2010 include several significant items, as follows:

•

We recognized a non-cash impairment charge of $11.0 million associated with leasehold improvements and other assets at certain of our Retail stores in the U.S. After tax, this charge reduced net income available to OfficeMax common shareholders by $6.7 million, or $0.08 per diluted share.

•

We recorded $13.1 million of charges in our Retail segment related to store closures in the U.S offset by income of $0.6 million in our Retail segment to adjust previously established severance reserves. After tax, the cumulative effect of these items was a reduction of net income available to OfficeMax common shareholders of $7.8 million, or $0.09 per diluted share.

•

We recorded income of $9.4 million related to the adjustment of a reserve associated with our legacy building materials manufacturing facility near Elma, Washington due to the sale of the facility’s equipment and the termination of the lease. This item increased net income available to OfficeMax common shareholders by $5.8 million, or $0.07 per diluted share.

Interest income was $42.6 million and $47.3 million for 2010 and 2009, respectively. The decrease was due primarily to $4.4 million of interest income recorded in 2009 related to a tax escrow balance established in a prior period in connection with the sale of our legacy Voyageur Panel business. Interest expense decreased to $73.3 million in 2010 from $76.4 million in 2009. The decrease in interest expense was due primarily to reduced debt resulting from payments made in 2009 and 2010.

For 2010, we recognized income tax expense of $41.9 million on pre-tax income of $115.7 million (effective tax expense rate of 36.2%) compared to income tax benefit of $28.8 million on a pre-tax loss of $30.3 million (effective tax benefit rate of 94.8%) for 2009. The effective tax rate in both years was impacted by the effects of state income taxes, income items not subject to tax, non-deductible expenses and the mix of domestic and foreign sources of income as well as low levels of profitability in 2009. The effective tax rate in 2009 also included $14.9 million from the release of a tax reserve upon the resolution of our claim that interest on certain of our industrial revenue bonds was fully tax deductible.

We reported net income attributable to OfficeMax and noncontrolling interest of $73.9 million for 2010. After adjusting for joint venture earnings attributable to noncontrolling interest and preferred dividends, we reported net income available to OfficeMax common shareholders of $68.6 million, or $0.79 per diluted share. Adjusted net income available to OfficeMax common shareholders, as discussed above, was $77.3 million, or $0.89 per diluted share, for 2010 compared to $18.6 million, or $0.24 per diluted share, for 2009.

2009 Compared with 2008

Sales for 2009 decreased 12.8% to $7,212.1 million from $8,267.0 million for 2008. On a local currency basis, sales declined 11.1%. The year-over-year sales declines occurred in both our Contract and Retail segments and resulted primarily from the weaker economic environment that existed throughout all of 2009.

Gross profit margin decreased by 0.8% of sales (80 basis points) to 24.1% of sales in 2009 compared to 24.9% of sales in 2008. The gross profit margins declined in both our Contract and Retail segments. The Retail segment experienced strong cost support from our vendors and reduced inventory shrinkage, the benefits of which were more than offset by deleveraging of fixed occupancy costs and a mix shift to less profitable technology products. The Contract segment also experienced strong cost support from our vendors but earned overall lower gross margins as a result of softer market conditions as well as a shift in its customers’ purchasing trends to a higher percentage of lower-margin consumable items, lower sales of off-contract items, and higher customer acquisition and retention costs.

Operating, selling and general and administrative expenses increased by 0.7% of sales to 23.2% of sales in 2009 from 22.5% of sales a year earlier. The increased expense was primarily the result of deleveraging of fixed costs due to lower sales and increased incentive compensation and pension expenses, partially offset by reduced payroll and other targeted cost reductions including lower headcount resulting from a significant reduction in force at the corporate headquarters in late 2008. In addition, the Company benefited $10.0 million from a favorable property tax settlement and the favorable resolution of a prior dispute with a service provider. Incentive compensation expense included in operating, selling and general and administrative expenses was $64.4 million for 2009 compared to $9.1 million for 2008.

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

•

“Other income (expense), net” in the Consolidated Statement of Operations included income of $2.6 million from a distribution on the Boise Investment related to our tax liability on allocated earnings. This distribution was much larger in the prior year due to a significant tax gain realized by Boise Cascade, L.L.C. on the sales of its paper and packaging and newsprint businesses. After tax, this item increased net income (loss) available to OfficeMax common shareholders $1.6 million, or $0.02 per diluted share.

•

We recorded $4.4 million of interest income related to a tax escrow balance established in a prior period in connection with our legacy Voyager Panel business which we sold in 2004. After tax, this item increased net income (loss) available to OfficeMax common shareholders by $2.7 million, or $0.04 per diluted share.

•

In the fourth quarter, the U.S. Internal Revenue Service conceded an issue under appeals regarding the deductibility of interest on certain of our industrial revenue bonds. Upon the resolution of this matter, we released $14.9 million in tax uncertainty reserves which increased net income (loss) available to OfficeMax common shareholders by $0.18 per diluted share.

Interest expense was $76.4 million in 2009 compared to $113.6 million for 2008. The decline in interest expense was principally due to the Lehman bankruptcy on September 15, 2008, and the resulting payment defaults on the timber note receivable guaranteed by Lehman and the related securitization notes payable. For 2008, we recorded $33.7 million in interest expense on the Lehman securitization notes payable. We did not accrue any interest on this non-recourse obligation in 2009.

Interest income was $47.3 million and $57.6 million for the years ended 2009 and 2008, respectively. This decline reflects the $13.1 million reduction of interest income recorded on the timber note receivable guaranteed by Lehman in 2009 as compared to 2008, partially offset by $4.4 million of interest income recognized in 2009 related to a tax escrow balance established in a prior period in connection with the sale of our legacy Voyageur Panel business. As a result of Lehman’s September 2008 bankruptcy filing, we recorded no interest income on the Lehman portion of the timber notes receivable in 2009. In 2008, we accrued and collected approximately $13.1 million in interest income on the Lehman timber note receivable for the period from January 1 through April 29, 2008. In 2009, approximately $40.8 million of interest income and $39.8 million of interest expense was recorded relating to the Wachovia portion of the timber notes receivable and associated securitized obligation. See the “Timber Notes/Non-Recourse Debt” section that follows in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Segment Discussion

We report our results using three reportable segments: Contract; Retail; and Corporate and Other.

Our Contract segment distributes a broad line of items for the office, including office supplies and paper, technology products and solutions, office furniture and print and document services. Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Australia and New Zealand, through office products stores.

Our Retail segment is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. In addition, this segment contracts with large national retail chains to supply office and school supplies to be sold in their stores. Our retail office supply stores feature OfficeMax ImPress, an in-store module devoted to print-for-pay and related services. Retail has operations in the United States, Puerto Rico and the U.S. Virgin Islands. Retail also operates office products stores in Mexico through a 51%-owned joint venture.

Our Corporate and Other segment includes support staff services and certain other legacy expenses as well as the related assets and liabilities. The income and expense related to certain assets and liabilities that are reported in the Corporate and Other segment have been allocated to the Contract and Retail segments.

Management evaluates the segments’ performances using segment income (loss) which is based on operating income (loss) after eliminating the effect of certain operating items that are not indicative of our core operations such as severances, facility closures and adjustments, and asset impairments. These certain operating items are reported on the goodwill and other asset impairments and the other operating expenses lines in the Consolidated Statements of Operations.

Contract

($ in millions)

	2010	2009	2008
Sales	$3,634.2	$3,656.7	$4,310.0
Gross profit	827.0	762.4	948.1
Gross profit margin	22.8%	20.8%	22.0%
Operating, selling and general and administrative expenses	732.7	704.4	780.8
Percentage of sales	20.2%	19.2%	18.1%

Segment income	$94.3	$58.0	$167.3
Percentage of sales	2.6%	1.6%	3.9%

Sales by Product Line
Office supplies and paper	$2,086.6	$2,138.5	$2,518.7
Technology products	1,185.5	1,174.0	1,299.2
Office furniture	362.1	344.2	492.1

Sales by Geography
United States	$2,482.5	$2,583.1	$3,035.0
International	1,151.7	1,073.6	1,275.0

Sales Growth	(0.6)%	(15.2)%	(10.5)%

2010 Compared with 2009

Contract segment sales for 2010 decreased 0.6% to $3,634.2 million from $3,656.7 million for 2009, reflecting a 4.3% decline on a local currency basis which was partially offset by a favorable impact from changes in foreign currency exchange rates. The U.S. sales decline of 3.9% reflected a challenging U.S. economic recovery, which continues to impact our customers’ buying trends, as well as an intensely competitive environment. Sales to existing customers declined 6.2% in 2010, an improvement from the 14.7% decline in 2009. For the year, increased sales to newly acquired customers outpaced reduced sales due to lost customers, however that trend was stronger early in the year and reversed itself in the fourth quarter. International sales declined 5.2% on a local currency basis in 2010, primarily as a result of decreased sales to existing customers and continued international economic weakness.

Contract segment gross profit margin increased 2.0% of sales (200 basis points) to 22.8% of sales for 2010 compared to 20.8% of sales for the previous year. The increases in gross profit margins occurred both in the U.S. and internationally. U.S. gross profit margins increased due to strong disciplines instituted to monitor both customer profitability and product costs as well as reduced delivery costs. The current year also benefited from the reversal of inventory shrinkage reserves due to favorable results from our annual physical inventory counts of $3.5 million. International margin improvements resulted from improved product margins resulting from a strong back-to-school season in Australia, favorable foreign exchange rate impact on Canadian paper purchases and profitability initiatives related to our own private label products.

Contract segment operating, selling and general and administrative expenses increased 1.0% of sales to 20.2% for 2010 from 19.2% of sales a year earlier. The increase was primarily due to costs associated with growth and profitability initiatives associated with our managed-print-services, customer service centers and business-to-business website, partially offset by favorable trends in workers compensation and medical benefit expenses as well as lower payroll costs from the reorganization of our U.S. sales force and U.S. customer service operations.

Contract segment income was $94.3 million, or 2.6% of sales, for 2010, compared to $58.0 million, or 1.6% of sales, for 2009. The increase in segment income was primarily attributable to the increased gross profit margin partially offset by higher operating, selling and general and administrative expenses due primarily to increased spending on our growth and profitability initiatives.

2009 Compared with 2008

Contract segment sales for 2009 decreased 15.2% to $3,656.7 million from $4,310.0 million for 2008, reflecting a U.S. sales decline of 14.9% and an international sales decline of 15.8% in U.S. dollars, or 8.2% on a local currency basis. Total Contract sales declined 12.9% on a local currency basis. The U.S. Contract sales decline primarily reflected weaker sales from existing corporate accounts as our customers reduced overhead spending and headcount in response to the weak overall U.S. economy. This decline continued to be meaningful, increasing (as measured by the rate of decline compared to the prior year) in the first two quarters, while decreasing modestly in the third and fourth quarters. For the year, the reduction in sales volume from lost customers was greater than the incremental sales from newly acquired customers.

Contract segment gross profit margin declined 1.2% of sales (120 basis points) to 20.8% of sales for 2009 compared to 22.0% of sales in the previous year. The decrease in gross profit margin was primarily due to softer market conditions, a shift in the purchasing trends of our customers to a higher percentage of on-contract items, including lower-margin commodities and consumable items like paper, and higher customer acquisition and retention expenses as a percentage of sales. Our Contract performance in the fourth quarter improved from the previous quarters in 2009 due to our disciplined approach to profitable customer acquisition and retention, as well as other initiatives to grow the business and improve margins by providing better solutions for our customers. Targeted cost controls in our delivery fleet helped to mitigate the impact of deleveraging.

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

Contract segment income was $58.0 million, or 1.6% of sales, for 2009, compared to $167.3, or 3.9% of sales, million for 2008. The decline in segment income was primarily attributable to the reduction in sales and gross profit.

Retail

($ in millions)

	2010	2009	2008
Sales	$3,515.8	$3,555.4	$3,957.0
Gross profit	1,022.7	975.2	1,106.3
Gross profit margin	29.1%	27.4%	28.0%
Operating, selling and general and administrative expenses	918.8	930.3	1,045.1
Percentage of sales	26.1%	26.1%	26.5%

Segment income	$103.9	$44.9	$61.2
Percentage of sales	3.0%	1.3%	1.5%

Sales by Product Line
Office supplies and paper	$1,469.2	$1,446.9	$1,551.7
Technology products	1,837.8	1,872.6	2,052.6
Office furniture	208.8	235.9	352.7

Sales by Geography
United States	$3,287.5	$3,369.6	$3,693.5
International	228.3	185.8	263.5

Sales Growth
Total sales growth	(1.1)%	(10.2)%	(7.2)%
Same-location sales growth	(0.8)%	(11.0)%	(10.8)%

2010 Compared with 2009

Retail segment sales for 2010 decreased by 1.1% (1.5% on a local currency basis) to $3,515.8 million from $3,555.4 million for 2009 reflecting challenging economic conditions and increased promotional activity. U.S. same-store sales declined 2.2% for 2010 primarily due to continued weaker consumer and small business spending and reduced technology sales. Mexico same-store sales for 2010 increased 15.7% on a local currency basis year-over-year due to unusually lower sales in 2009 resulting from the weakened economy and the H1N1 flu epidemic as well as new sales initiatives in 2010. U.S. store traffic was lower compared to the prior year as sales declined across all major product categories, but average ticket amounts were up due to a mix shift within the technology products category to higher-priced items. We ended 2010 with 997 stores. In the U.S., we closed fifteen retail stores during 2010 and opened none, ending the year with 918 retail stores, while Grupo OfficeMax, our majority-owned joint venture in Mexico, opened two stores and closed none, ending the year with 79 retail stores.

Retail segment gross profit margin increased 1.7% of sales (170 basis points) to 29.1% of sales for 2010 compared to 27.4% of sales for the previous year. The gross profit margin increase was due to our product and pricing initiatives and a sales mix shift to the higher-margin supplies category (which was slightly offset by an unfavorable mix shift within the technology category) as well as reduced inventory shrinkage expense, lower occupancy costs due to rent reductions, resulting from lease renewals and renegotiations, and closed stores and lower freight expense. The reduced inventory shrinkage expense included the reversal of inventory shrinkage reserves due to favorable results from our annual physical inventory counts of $11.5 million.

Retail segment operating, selling and general and administrative expenses of 26.1% of sales for 2010 were flat compared to 2009. The current year benefited from favorable trends in workers compensation and medical benefit expenses, sales/use tax and legal settlements as well as reduced payroll expenses due to closed stores and store staffing reductions. These benefits were offset by increased expenses resulting from our print-for-pay and new channel growth initiatives and the impact of property tax and other settlements in 2009.

Retail segment income was $103.9 million, or 3.0% of sales, for 2010, compared to $44.9 million, or 1.3% of sales, for 2009. The increase in segment income was primarily attributable to the improved gross profit margins as noted above and significant improvement in our Mexican joint venture’s earnings, which was partially offset by the increased costs from our long-term growth initiatives.

2009 Compared with 2008

Retail segment sales for 2009 decreased by 10.2% (9.1% on a local currency basis) to $3,555.4 million from $3,957.0 million for 2008, reflecting a same-store sales decrease of 11.0% mitigated by new store improvement. This included a same-store sales decline in the U.S. of 9.6% and in Mexico of 13.9% on a local currency basis. Retail same-store sales declined primarily due to weaker consumer and small business spending in the U.S. and the significant negative effects of weak economic conditions in Mexico together with the effects of the influenza epidemic during the summer. Store traffic was lower compared to the prior year as sales declined across all major product categories, particularly in the higher-priced, discretionary furniture category, which resulted in decreased average tickets. We ended 2009 with 1,010 stores. In the U.S., we opened 12 retail stores and closed 18, ending the year with 933 retail stores. Grupo OfficeMax, our majority-owned joint venture in Mexico, closed six stores, ending the year with 77 retail stores.

Retail segment gross profit margin declined 0.6% of sales (60 basis points) to 27.4% of sales for 2009, compared to 28.0% of sales in the previous year. The declines were primarily due to the deleveraging of fixed occupancy costs which has continued since late-2007, offset by favorable product margins, which benefited from good vendor support and lower inventory shrinkage, reduced delivery costs, and strong cost controls over utilities and maintenance. Margins were also negatively impacted by a shift to lower margin technology products.

Retail segment operating, selling and general and administrative expenses decreased 0.4% of sales to 26.1% of sales for 2009 from 26.5% of sales a year earlier. The decrease was primarily due to targeted cost reductions in response to the sales shortfall partially offset by $29.4 million in additional incentive compensation expenses in 2009 and the deleveraging effect of reduced sales. Results in the Retail segment benefited from a favorable property tax settlement of approximately $5 million as well as the resolution of a prior dispute with a service provider, the effects of which were partially offset by adverse workers compensation expense related to prior period claims. Cost reductions consisted primarily of reduced payroll costs resulting from reductions in staff in the stores, in field management and at the corporate headquarters and lower advertising and pre-opening costs.

Retail segment income was $44.9 million, or 1.3% of sales, for 2009, compared to $61.2 million, or 1.5% of sales, for 2008. The decline in segment income was primarily attributable to the reduction in sales and gross profit, partially offset by the effects of cost reduction initiatives.

Corporate and Other

Corporate and Other expenses were $28.2 million for 2010 compared to $40.7 million for 2009. Expenses recorded in 2010 included $9.4 million of income associated with our legacy building materials manufacturing facility near Elma, Washington as well as pension expenses that were lower than in 2009.

Expenses recorded in 2009 included a $0.7 million pre-tax charge for severance. Compared to 2008, 2009 expenses included increased incentive compensation expense ($3.8 million more) and higher pension costs which more than offset reduced payroll expense resulting from reductions in staff at the corporate headquarters in late 2008. Expenses recorded in 2008 totaled $773.6 million and included a $735.8 million charge related to the impairment of the timber installment note guaranteed by Lehman, a $4.3 million severance charge related to a fourth quarter reduction in force at our corporate headquarters and a $3.1 million gain, primarily related to the release of a warranty escrow established at the time of sale of our legacy Voyageur Panel business in 2004.

Liquidity and Capital Resources

At the end of fiscal year 2010, the total liquidity available for OfficeMax was $1,038.7 million. This includes cash and cash equivalents of $462.3 million and borrowing availability of $576.4 million. The borrowing availability included $472.2 million and $49.2 million relating to our U.S. and Canadian revolving credit agreements, respectively, as well as $55.0 million relating to our credit agreement associated with our subsidiaries in Australia and New Zealand (“Australasian Credit Agreement”). At the end of fiscal year 2010, the Company was in compliance with all material covenants under the three credit agreements. The U.S. and Canadian credit agreements expire on July 12, 2012 and the Australasian Credit Agreement expires on March 15, 2013. At the end of fiscal year 2010, we had $275.0 million of short-term and long-term debt and $1,470.0 million of non-recourse timber securitization notes outstanding.

Our primary ongoing cash requirements relate to working capital, expenditures for property and equipment, technology enhancements and upgrades, lease obligations, pension funding and debt service. We expect to fund these requirements through a combination of available cash balance and cash flow from operations. We also have revolving credit facilities as additional liquidity. The following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss in more detail our operating, investing, and financing activities, as well as our financing arrangements.

Operating Activities

Our operating activities generated cash of $88.1 million in 2010. Cash from operations in 2010 was net of $44.4 million of payments of loans on company-owned life insurance policies (“COLI policies”) as well as $72.4 million of increased working capital primarily from larger holdings of our international inventories and the timing of repayments and obligations. U.S. inventories declined in part due to the lower sales, while our Contract segment’s international businesses’ inventories increased primarily due to the timing of purchases related to vendor pricing and product availability. Cash from operations benefitted from lower receivables, primarily due to the decline in sales, with days sales outstanding essentially flat. In addition, cash from operations in 2010 included the impact of approximately $58 million of incentive compensation payments made associated with the achievement of the 2009 incentive plan performance targets.

The cash generated from operating activities in 2009 included a significant reduction of inventories ($164.0 million decrease), the initial borrowing against COLI policies ($45.7 million), and income tax refunds of $71.0 million. The incentive plan performance targets were not achieved in 2008. Therefore, the amount of incentive payments made in 2009 was insignificant.

We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees, primarily in Contract. Pension expense was $7.3 million, $14.1 million and $4.2 million for the years ended December 25, 2010, December 26, 2009 and December 27, 2008, respectively. In 2010, 2009 and 2008, we made cash contributions to our pension plans totaling $3.4 million, $6.8 million and $13.1 million, respectively. In 2009, we also contributed 8.3 million shares of OfficeMax common stock to our qualified pension plans. Based on actuarial estimates, this additional contribution is expected to reduce our minimum required funding contributions by approximately $100 million for the period from 2010 to 2014. As of the end of 2010, the estimated minimum required funding contribution in 2011 is approximately $6.7 million and the expense is projected to be $9.6 million compared to expense of $7.3 million in 2010. However, tests required by the Pension Protection Act of 2006, which are to be performed late in the first quarter of 2011, could result in the acceleration of approximately $17 million of contributions from future years into 2011. In addition, we may elect to make additional voluntary contributions. See “Critical Accounting Estimates” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

Investing Activities

In 2010, capital spending of $93.5 million consisted of technology enhancements including an upgrade to our financial systems platform and improvements in the telephony software and hardware used by our call centers. We also invested in leasehold improvements and replacement maintenance. This spending was partially offset by proceeds from the sale of assets associated with closed facilities. During 2009, we incurred capital expenditures of $38.3 million, which was offset by the receipts of $25.1 million in cash from the distribution of a tax escrow balance established in a prior period in connection with our legacy Voyageur Panel business sold in 2004, and $15.0 million related to withdrawals from the principal balance of our COLI policies. Details of the capital investment by segment are included in the following table:

	Capital Investment
	2010	2009	2008
	(millions)
Contract	$61.2	$18.0	$34.2
Retail	32.3	20.3	109.8

Total	$93.5	$38.3	$144.0

We expect our capital investments in 2011 to be approximately $100 million. Our capital spending in 2011 will be primarily for maintenance and investment in our systems, infrastructure and growth and profitability initiatives. In 2011, we expect to have approximately five new store openings in Mexico, offset by approximately 15 store closings in the U.S.

Financing Activities

Our financing activities used cash of $28.5 million in 2010, $60.6 million in 2009 and $86.1 million in 2008. Common and preferred dividend payments totaled $2.7 million in 2010, $3.1 million in 2009 and $47.5 million in 2008. In 2008, our quarterly cash dividend was 15 cents per common share. Due to the challenging economic environment, and to conserve cash, our quarterly cash dividend on our common stock was suspended in December 2008. We had net debt payments of $22.5 million, $57.7 million and $40.0 million in 2010, 2009 and 2008, respectively.

Financing Arrangements

We lease our store space and certain other property and equipment under operating leases. These operating leases are not included in debt; however, they represent a significant commitment. Our obligations under operating leases are shown in the “Contractual Obligations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our debt structure consists of credit agreements, note agreements, and other borrowings as described below. For more information, see the “Contractual Obligations” and “Disclosures of Financial Market Risks” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Credit Agreements

On July 12, 2007, we entered into an Amended and Restated Loan and Security Agreement (the “U.S. Credit Agreement”) with a group of banks. The U.S. Credit Agreement permits us to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The U.S. Credit Agreement may be increased (up to a maximum of $800 million) at our request or reduced from time to time, in each case according to the terms detailed in the U.S. Credit Agreement. There were no borrowings outstanding under our U.S. Credit Agreement at the end of fiscal year 2010, and there were no borrowings outstanding under this facility during 2010 or 2009. Letters of credit, which may be issued under the U.S. Credit

Agreement up to a maximum of $250 million, reduce available borrowing capacity. Stand-by letters of credit issued under the U.S. Credit Agreement totaled $56.1 million at the end of fiscal year 2010. At the end of fiscal year 2010, the maximum aggregate borrowing amount available under the U.S. Credit Agreement was $528.3 million and availability under the U.S. Credit Agreement totaled $472.2 million. The U.S. Credit Agreement allows the payment of dividends, subject to availability restrictions and if no default has occurred. At the end of fiscal year 2010, we were in compliance with all material covenants under the U.S. Credit Agreement. The U.S. Credit Agreement expires on July 12, 2012.

For all years presented, borrowings under the U.S. Credit Agreement were subject to interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Margins were applied to the applicable borrowing rates and letter of credit fees under the U.S. Credit Agreement depending on the level of average availability. Fees on letters of credit issued under the U.S. Credit Agreement were charged at a weighted average rate of 0.875%. We were charged an unused line fee at an annual rate of 0.25% on the amount by which the maximum available credit exceeded the average daily outstanding borrowings and letters of credit.

On September 30, 2009, Grand & Toy Limited, the Company’s wholly owned subsidiary based in Canada, entered into a Loan and Security Agreement (the “Canadian Credit Agreement”) with a group of banks. The Canadian Credit Agreement permits Grand & Toy Limited to borrow up to a maximum of C$60 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The Canadian Credit Agreement may be increased (up to a maximum of C$80 million) at Grand & Toy Limited’s request or reduced from time to time, in each case according to the terms detailed in the Canadian Credit Agreement. There were no borrowings outstanding under the facility at the end of fiscal year 2010, and there were no borrowings outstanding under this facility during 2010 or 2009. Letters of credit, which may be issued under the Canadian Credit Agreement up to a maximum of C$10 million, reduce available borrowing capacity. There were no letters of credit outstanding under the Canadian Credit Agreement at the end of fiscal year 2010. The maximum aggregate borrowing amount available under the Canadian Credit Agreement was $49.2 million (C$49.1 million) at the end of fiscal year 2010. Grand & Toy Limited was in compliance with all material covenants under the Canadian Credit Agreement at the end of fiscal year 2010. The Canadian Credit Agreement expires on July 12, 2012.

On March 15, 2010, the Company’s five wholly-owned subsidiaries based in Australia and New Zealand (the “Australasian subsidiaries”) entered into a Facility Agreement (the “Australasian Credit Agreement”) with a financial institution based in those countries. The Australasian Credit Agreement permits the Australasian subsidiaries to borrow up to a maximum of A$80 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of certain owned properties, less certain reserves. There were no borrowings outstanding under the facility at the end of fiscal year 2010, and there were no borrowings outstanding under this facility during 2010. The maximum aggregate borrowing amount available under the Australasian Credit Agreement was $55.0 million (A$54.1 million) at the end of fiscal year 2010. At the end of fiscal year 2010, the Australasian subsidiaries were in compliance with all material covenants under the Australasian Credit Agreement. The Australasian Credit Agreement expires on March 15, 2013.

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

On September 15, 2008, Lehman filed for bankruptcy. Lehman’s bankruptcy filing constituted an event of default under the $817.5 million Installment Note guaranteed by Lehman (the “Lehman Guaranteed Installment Note”) . We are required for accounting purposes to assess the carrying value of assets whenever circumstances indicate that a decline in value may have occurred. After evaluating the situation, we concluded in late October 2008 that as a result of the Lehman bankruptcy, it was probable that we would be unable to collect all amounts due according to the contractual terms of the Lehman Guaranteed Installment Note. Accordingly, we evaluated the carrying value of the Lehman Guaranteed Installment Note and reduced it to the estimated amount we expect to collect ($81.8 million) by recording a non-cash impairment charge of $735.8 million, pre-tax, in the third quarter of 2008.

Measuring impairment of a loan requires judgment and estimates, and the eventual outcome may differ from our estimate by a material amount. The Lehman Guaranteed Installment Note has been pledged as collateral for the related Securitization Notes, and therefore it may not freely be transferred to any party other than the indenture trustee for the Securitization Note holders. Accordingly, the ultimate amount to be realized on the Lehman Guaranteed Installment Note depends entirely on the proceeds from the Lehman bankruptcy estate, which may not be finally determined for several years. Our estimate of the expected proceeds has not changed, and at December 25, 2010 and December 26, 2009, the carrying value of the Lehman Guaranteed Installment Note remained at $81.8 million. Going forward, we intend to adjust the carrying value of the Lehman Guaranteed Installment Note as further information regarding our share of the proceeds, if any, from the Lehman bankruptcy estate becomes available.

Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty. Accordingly, the Lehman Guaranteed Installment Note and underlying guarantees by Lehman will be transferred to the holders of the Securitization Notes guaranteed by Lehman in order to settle and extinguish that liability. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been extinguished, which will occur when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders. We expect that this will occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman ($735.0 million at December 25, 2010) and the carrying value of the Lehman Guaranteed Installment Note ($81.8 million at December 25, 2010) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

At the time of the sale of our timberland assets in 2004, we generated a significant tax gain. As the timber installment notes structure allowed the Company to defer the resulting tax liability of $543 million until 2020, the maturity date for the Installment Notes, we recognized a deferred tax liability related to this gain in connection with the sale. The recognition of the Lehman portion of the tax gain will be triggered when the Lehman Guaranteed Installment Note is transferred to the Securitization Note holders as payment and/or when the Lehman bankruptcy is resolved. In estimating the cash taxes, we will consider our available alternative minimum tax credits, a portion of which resulted from prior tax payments related to the sale of the timberland assets in 2004, which were used to reduce the net tax payments.

Through December 25, 2010, we have received all payments due under the Installment Note guaranteed by Wachovia (the “Wachovia Guaranteed Installment Notes”), which have consisted only of interest due on the notes, and made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Notes are current, and we have no reason to believe that we will not collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Notes, the notes are stated in our Consolidated Balance Sheet at their original principal amount of $817.5 million. Wachovia was acquired by Wells Fargo & Company in a stock transaction in 2008. An additional adverse impact on our financial results presentation could occur if Wells Fargo became unable to perform its obligations under the Wachovia Guaranteed Installment Notes, thereby resulting in a significant impairment impact.

The pledged Installment Notes and Securitization Notes were scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Installment Notes. We expect that if the Securitization Notes are still outstanding in 2019, we will refinance them with a short-term borrowing to bridge the period from initial maturity of the Securitization Notes to the maturity of the Installment Notes.

Other

We made capital contributions to Grupo OfficeMax, commensurate with our ownership percentage in the joint venture of $6.0 million and $6.7 million in 2009 and 2008, respectively. We made no capital contributions to Grupo OfficeMax during 2010.

Contractual Obligations

In the following table, we set forth our contractual obligations as of December 25, 2010. Some of the figures included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
	2011	2012-2013	2014-2015	Thereafter	Total
	(millions)
Recourse debt	$4.6	$44.9	$1.9	$224.1	$275.5
Interest payments on recourse debt	18.2	31.0	28.7	122.3	200.2
Non-recourse debt	—	—	—	1,470.0	1,470.0
Interest payments on non-recourse debt	39.8	79.7	79.7	152.6	351.8
Operating leases	356.7	552.2	346.8	291.5	1,547.2
Purchase obligations	30.9	6.8	0.9	—	38.6
Pension obligations (estimated payments)	6.7	72.3	77.2	35.8	192.0

Total	$456.9	$786.9	$535.2	$2,296.3	$4,075.3

Debt includes amounts owed on our note agreements, revenue bonds and credit agreements assuming the debt is held to maturity. The amounts above include both current and non-current liabilities. Not included in the table above are contingent payments for uncertain tax positions of $20.9 million. These amounts are not included due to our inability to predict the timing of settlement of these amounts. The “Expected Payments” table under the caption “Financial Instruments” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations presents principal cash flows and related weighted average interest rates by expected maturity dates. For more information, see Note 10, “Debt,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in this form 10-K.

There is no recourse against OfficeMax on the Securitization Notes as recourse is limited to proceeds from the applicable pledged Installment Notes receivable and underlying guarantees. The non-recourse debt remains outstanding until it is legally extinguished, which will be when the Installment Note and guaranty are transferred to and accepted by the securitized note holders. The liability related to the Lehman portion of the Securitization Notes will be extinguished when the assets of Lehman are distributed and the bankruptcy is finalized. Interest payments on non-recourse debt will be completely offset by interest income received on the Installment Notes.

We enter into operating leases in the normal course of business. We lease our retail store space as well as certain other property and equipment under operating leases. Some of our retail store leases require percentage rentals on sales above specified minimums and contain escalation clauses. The minimum lease payments shown in the table above do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. For more information, see Note 8, “Leases,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K. Lease obligations for closed facilities are included in operating leases and a liability equal to the fair value of these obligations is included in the Company’s Consolidated Balance Sheets. For more information, see Note 2, “Facility Closure Reserves,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Our Consolidated Balance Sheet as of December 25, 2010 includes $250.8 million of liabilities associated with our retirement and benefit and other compensation plans and $393.2 million of other long-term liabilities. Certain of these amounts have been excluded from the above table as either the amounts are fully or partially funded, or the timing and/or the amount of any cash payment is uncertain. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, future compensation costs, healthcare cost trends, benefit payment patterns and other factors. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported. Pension obligations in the table above represent the estimated, minimum contributions required per IRS funding rules. However, tests required by the Pension Protection Act of 2006, which are to be performed late in the first quarter of 2011, could result in the acceleration of approximately $17 million and $11 million of contributions from future years into 2011 and 2012, respectively.

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of 2010, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $48.8 million. As the estimated purchase price was greater at the end of 2010 than the carrying value of the noncontrolling interest, the Company recorded an adjustment to state the noncontrolling interest at the estimated purchase price, and, as the estimated purchase price approximates fair value, the offset was recorded to additional paid-in capital.

In addition to the contractual obligations quantified in the table above, we have other obligations for goods and services entered into in the normal course of business. These contracts, however, are either not enforceable or legally binding or are subject to change based on our business decisions.

Off-Balance-Sheet Activities and Guarantees

Note 15, “Commitments and Guarantees,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K describes certain of our off-balance sheet arrangements as well as the nature of our guarantees, including the approximate terms of the guarantees, how the guarantees arose, the events or circumstances that would require us to perform under the guarantees and the maximum potential undiscounted amounts of future payments we could be required to make.

Seasonal Influences

Our business is seasonal, with Retail showing a more pronounced seasonal trend than Contract. Sales in the second quarter are historically the slowest of the year. Sales are stronger during the first, third and fourth quarters that include the important new-year office supply restocking month of January, the back-to-school period and the holiday selling season, respectively.

Disclosures of Financial Market Risks

Financial Instruments

Our debt is predominantly fixed-rate. At December 25, 2010, the estimated current fair value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $596.6 million less than the amount of debt reported in the Consolidated Balance Sheets. As previously discussed, there is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged Installment Notes receivable and underlying guarantees. The debt and receivable related to the timber notes have fixed interest rates and the estimated fair values of the timber notes are reflected in the table below.

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

Changes in foreign currency exchange rates expose us to financial market risk. We occasionally use derivative financial instruments, such as forward exchange contracts, to manage our exposure associated with commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. We generally do not enter into derivative instruments for any other purpose. We do not speculate using derivative instruments.

During the fourth quarter of 2010, we entered into forward exchange contracts in order to hedge our foreign currency exchange rate exposure related to purchases of paper by our Canadian subsidiary in accordance with a paper supply contract with Boise White Paper, L.L.C. (“Boise Paper”). Under the contract, our subsidiary is obligated to purchase its requirements for office paper from Boise Paper or its successor until December 2012, at prices approximating market levels. In accordance with the paper supply contract, the purchase price in Canadian dollars is indexed to the U.S. dollar up until the first business day of the month in which the purchase is made. We are hedging the forecasted cash flows associated with those paper purchases. These contracts qualify as foreign currency cash flow hedges. The Company does not expect to hedge more than seventy-five percent of forecasted paper purchases, and has determined the hedges to be effective. Recognition of the effective portion of the gain or loss on the foreign exchange contracts is deferred until the paper associated with the hedged paper purchases is sold, at which time it is recorded in cost of sales. The fair value associated with these hedges is not material to our financial statements.

We were not a party to any material derivative financial instruments in 2010 or 2009.

The following tables provide information about our financial instruments outstanding at December 25, 2010 that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rates, the table sets forth payout amounts based on rates as of December 25, 2010 and does not attempt to project future rates. The following table does not include our obligations for pension plans and other post retirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax employees. As our plans were frozen in 2003, our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits. However, the pension plan obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension plan participants’ increased life expectancies. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include OfficeMax common stock, U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels.

	Expected Payments
	(millions)
	2011	2012	2013	2014	2015	Thereafter	Total
Recourse debt:
Fixed-rate debt payments	$0.8	$35.4	$1.9	$0.1	$0.1	$224.1	$262.4
Weighted average interest rates	7.3%	7.9%	8.1%	5.4%	3.8%	6.4%	6.6%
Variable-rate debt payments	$3.8	$3.8	$3.8	$1.7			$13.1
Weighted average interest rates	7.4%	7.4%	7.4%	8.1%			7.5%

Non-recourse debt:
Securitization Notes
Wachovia(a)	$—	$—	$—	$—	$—	$735.0	$735.0
Average interest rates						5.4%	5.4%
Lehman(a)	$—	$—	$—	$—	$—	$735.0	$735.0
Average interest rates						5.5%	5.5%

(a)	There is no recourse against OfficeMax on the Securitization Notes as recourse is limited to proceeds from the applicable pledged Installment Notes receivable and underlying guarantees. The debt remains outstanding until it is legally extinguished, which will be when the Installment Note and guaranty are transferred to and accepted by the securitized note holders.

	2010		2009
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Financial assets:
Timber notes receivable
Wachovia	$817.5	$888.3	$817.5	$823.6
Lehman	81.8	81.8	81.8	81.8

Financial liabilities:
Recourse debt	$275.0	$255.5	$297.6	$207.2
Non-recourse debt
Wachovia	$735.0	$811.1	$735.0	$754.8
Lehman	735.0	81.8	735.0	81.8

Goodwill and Other Asset Impairments

We are required for accounting purposes to assess the carrying value of goodwill and other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred. In 2008, we fully impaired our goodwill balances. We review other intangible assets annually at year-end.

For other long lived assets, we are also required to assess the carrying value when circumstances indicate that a decline in value may have occurred. Based on the operating performance of certain of our Retail stores due to the macroeconomic factors and market specific change in expected demographics, we determined that there were indicators of potential impairment relating to our Retail stores. Therefore, in 2010 and 2009, we performed the required impairment tests and recorded non-cash charges of $11.0 and $17.6 million, respectively, to impair long-lived assets pertaining to certain Retail stores.

In 2008, given our declines in operating performance, the decline in our market capitalization and the worsening economic conditions, we determined that indicators of potential impairment were present relative to goodwill, intangible assets and other long-lived assets and performed the required impairment tests. As a result of these tests, we recorded non-cash impairment charges associated with goodwill, intangible assets and other long-lived assets of $1,364.4 million before taxes for 2008. These non-cash charges consisted of $1,201.5 million of goodwill impairment in both the Contract ($815.5 million) and Retail ($386.0 million) segments; $107.1 million of impairment of trade names in our Retail segment and $55.8 million of impairment related to fixed assets in our Retail segment.

Facility Closure Reserves

We conduct regular reviews of our real estate portfolio to identify underperforming facilities, and close those facilities that are no longer strategically or economically beneficial. We record a liability for the cost associated with a facility closure at its estimated fair value in the period in which the liability is incurred, primarily the location’s cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the payments.

During 2010, we recorded charges of $13.1 million in our Retail segment related to facility closures, of which $11.7 million was related to the lease liability and other costs associated with closing eight domestic stores prior to the end of their lease terms, and $1.4 million was related to other items. In 2009, we recorded charges of $31.2 million related to the closing of 21 underperforming stores prior to the end of their lease terms, of which 16 were in the U.S. and five were in Mexico. In 2008, we recorded $3.1 million of charges related principally to the closing of five domestic stores and reduced rent and severance accruals by $3.4 million relating to previously closed stores. In 2008, we also recorded $8.7 million of charges related to four domestic retail stores for which we had signed lease commitments, but decided not to open the stores due to the existing economic environment. This charge was partially offset by reduced rent accruals of $4.0 million on other store lease obligations.

At December 25, 2010, the facility closure reserve was $61.7 million with $16.7 million included in current liabilities, and $45.0 million included in long-term liabilities. The vast majority of the reserve represents future lease obligations of $131.9 million, net of anticipated sublease income of approximately $70.2 million. Cash payments relating to the facility closures were $22.3 million, $24.6 million and $35.2 million in 2010, 2009 and 2008, respectively. We anticipate future annual payments to be similar in amount.

In addition, we were the lessee of a legacy, building materials manufacturing facility near Elma, Washington until the end of 2010. During 2006, we ceased operations at the facility, fully impaired the assets and recorded a reserve, which is separate from the facility closure reserve above, for the related lease payments and other contract termination and closure costs. During 2010, we sold the facility’s equipment and terminated the lease. As a result, we recorded pre-tax income of approximately $9.4 million to adjust the associated reserve. This income is reported in other operating, net in our Consolidated Statements of Operations.

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

Vendor Rebates and Allowances

We participate in volume purchase rebate programs, some of which provide for tiered rebates based on defined levels of purchase volume. We also participate in programs that enable us to receive additional vendor subsidies by promoting the sale of vendor products. Vendor rebates and allowances are accrued as earned. Rebates and allowances received as a result of attaining defined purchase levels are accrued over the incentive period based on the terms of the vendor arrangement and estimates of qualifying purchases during the rebate program period. These estimates are reviewed on a quarterly basis and adjusted for changes in anticipated product sales and expected purchase levels. Vendor rebates and allowances earned are recorded as a reduction in the cost of merchandise inventories and are included in operations (as a reduction of cost of goods sold) in the period the related product is sold.

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

Throughout the year, we perform physical inventory counts at a significant number of our locations. For periods subsequent to each location’s last physical inventory count, an allowance for estimated shrinkage is provided based on historical shrinkage results and current business trends. If actual losses as a result of inventory shrinkage are different than management’s estimates, adjustments to the allowance for inventory shrinkage may be required.

Pensions and Other Postretirement Benefits

The Company sponsors noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees, primarily in Contract. The Company also sponsors various retiree medical benefit plans. At December 25, 2010, the funded status of our defined benefit pension and other postretirement benefit plans was a liability of $204.3 million. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported. We are required to calculate our pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term asset return assumption. We base our discount rate assumption on the rates of return for a theoretical portfolio of high-grade corporate bonds (rated Aa1 or better) with cash flows that generally match our expected benefit payments in future years. We base our long-term asset return assumption on the average rate of earnings expected on invested funds. We believe that the accounting estimate related to pensions is a critical accounting estimate because it is highly susceptible to change from period to period, based on the performance of plan assets, actuarial valuations and changes in interest rates, and the effect on our financial position and results of operations could be material.

For 2011, our discount rate assumption used in the measurement of our net periodic benefit cost is 5.64%, and our expected return on plan assets is 8.20%. Using these assumptions, our 2011 pension expense will be approximately $9.6 million. If we were to decrease our estimated discount rate assumption used in the measurement of our net periodic benefit cost to 5.39% and our expected return on plan assets to 7.95%, our 2011 pension expense would be approximately $12.1 million. If we were to increase our discount rate assumption used in the measurement of our net periodic benefit cost to 5.89% and our expected return on plan assets to 8.45%, our 2011 pension expense would be approximately $7.1 million.

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

Significant judgment is required in determining our uncertain tax positions. We have established accruals for uncertain tax positions using management’s best judgment and adjust these liabilities as warranted by changing facts and circumstances. A change in our uncertain tax positions, in any given period, could have a significant impact on our results of operations and cash flows for that period.

The determination of the Company’s provision for income taxes requires significant judgment, the use of estimates, and the interpretation and application of complex tax laws. Significant judgment is also required in assessing the timing and amounts of deductible and taxable items.

Facility Closure Reserves

The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically beneficial. A liability for the cost associated with such a closure is recorded at its fair value in the period in which it is incurred, primarily the location’s cease-use date. These costs are included in facility closure reserves and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. At December 25, 2010, the vast majority of the reserve represents future lease obligations of $132 million, net of anticipated sublease income of approximately $70 million. For each closed location, we estimate future sublease income based on current real estate trends by market and location-specific factors, including the age and quality of the location, as well as our historical experience with similar locations. If we had used different assumptions to estimate future sublease income our reserves would be different and the difference could be material. In addition, if actual sublease income is different than our estimates, adjustments to the recorded reserves may be required.

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

Indefinite-Lived Intangibles and Other Long-Lived Assets Impairment

Generally accepted accounting principles (“GAAP”) require us to assess intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. In assessing impairment, we are required to make estimates of the fair values the assets. If we determine the fair values are less than the carrying amount recorded on our Consolidated Balance Sheets, we must recognize an impairment loss in our financial statements. We are also required to assess our long-lived assets for impairment whenever an indicator of possible impairment exists. In assessing impairment, the statement requires us to make estimates of the fair value of the assets. If we determine the fair values are less than the carrying value of the assets, we must recognize an impairment loss in our financial statements.

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

Recently Issued or Newly Adopted Accounting Standards

There were no recently issued or newly adopted accounting standards that were applicable to the preparation of our consolidated financial statements for 2010 or that may become applicable to the preparation of our consolidated financial statements in the future.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the caption “Disclosures of Financial Market Risks” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

	Fiscal year ended
	December 25, 2010	December 26, 2009	December 27, 2008
	(thousands, except per-share amounts)
Sales	$7,150,007	$7,212,050	$8,267,008
Cost of goods sold and occupancy costs	5,300,355	5,474,452	6,212,591

Gross profit	1,849,652	1,737,598	2,054,417
Operating expenses
Operating, selling, and general and administrative expenses	1,689,130	1,674,711	1,862,555
Goodwill and other asset impairments	10,979	17,612	2,100,212
Other operating expenses	3,077	49,263	27,851

Operating income (loss)	146,466	(3,988)	(1,936,201)
Interest expense	(73,333)	(76,363)	(113,641)
Interest income	42,635	47,270	57,564
Other income (expense)	(32)	2,748	19,878

Pre-tax income (loss)	115,736	(30,333)	(1,972,400)
Income tax benefit (expense)	(41,872)	28,758	306,481

Net income (loss) attributable to OfficeMax and noncontrolling interest	73,864	(1,575)	(1,665,919)
Joint venture results attributable to noncontrolling interest	(2,709)	2,242	7,987

Net income (loss) attributable to OfficeMax	$71,155	$667	$(1,657,932)
Preferred dividends	(2,527)	(2,818)	(3,663)

Net income (loss) available to OfficeMax common shareholders	$68,628	$(2,151)	$(1,661,595)

Net income (loss) per common share
Basic	$0.81	$(0.03)	$(21.90)
Diluted	$0.79	$(0.03)	$(21.90)

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

	December 25, 2010	December 26, 2009
	(thousands)
ASSETS

Current assets:
Cash and cash equivalents	$462,326	$486,570
Receivables, net	546,885	539,350
Inventories	846,463	805,646
Deferred income taxes and receivables	99,613	133,836
Other current assets	58,999	55,934

Total current assets	2,014,286	2,021,336

Property and equipment:
Land and land improvements	41,317	41,072
Buildings and improvements	487,160	483,133
Machinery and equipment	818,081	792,650

Total property and equipment	1,346,558	1,316,855

Accumulated depreciation	(949,269)	(894,707)

Net property and equipment	397,289	422,148

Intangible assets, net	83,231	83,806
Investments in affiliates	175,000	175,000
Timber notes receivable	899,250	899,250
Deferred income taxes	284,529	300,900
Other non-current assets	225,344	167,091

Total assets	$4,078,929	$4,069,531

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

	December 25, 2010	December 26, 2009
	(thousands, except share and per-share amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt	$4,560	$22,430
Accounts payable	686,106	687,340
Income tax payable	11,055	3,389
Accrued expenses and other current liabilities:
Compensation and benefits	145,911	153,408
Other	196,842	225,125

Total current liabilities	1,044,474	1,091,692

Long-term debt, less current portion	270,435	274,622
Non-recourse debt	1,470,000	1,470,000

Other long-term items:
Compensation and benefits obligations	250,756	277,247
Deferred gain on sale of assets	179,757	179,757
Other long-term liabilities	213,496	244,958

Noncontrolling interest in joint venture	49,246	28,059

Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 686,696 and 810,654 shares outstanding	30,901	36,479
Common stock—$2.50 par value; 200,000,000 shares authorized; 85,057,710 and 84,624,726 shares outstanding	212,644	211,562
Additional paid-in capital	986,579	989,912
Accumulated deficit	(533,606)	(602,242)
Accumulated other comprehensive loss	(95,753)	(132,515)

Total OfficeMax shareholders’ equity	600,765	503,196

Total liabilities and shareholders’ equity	$4,078,929	$4,069,531

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal year ended
	December 25, 2010	December 26, 2009	December 27, 2008
	(thousands)
Cash provided by operations:
Net income (loss) attributable to OfficeMax and noncontrolling interest	$73,864	$(1,575)	$(1,665,919)
Non-cash items in net income (loss):
Earnings from affiliates	(7,254)	(6,707)	(6,246)
Depreciation and amortization	100,936	116,417	142,896
Non-cash impairment charges	10,979	17,612	2,120,572
Non-cash deferred taxes on impairment charges	(4,271)	(6,484)	(357,313)
Pension and other postretirement benefits expense	4,965	11,537	1,874
Other	2,530	9,131	329
Changes in operating assets and liabilities:
Receivables	6,678	26,334	119,133
Inventories	(27,606)	164,027	98,111
Accounts payable and accrued liabilities	(51,515)	(56,471)	(137,716)
Current and deferred income taxes	51,169	48,752	(40,698)
Borrowings (payments) of loans on company-owned life insurance policies	(44,442)	45,668	—
Other	(27,896)	(9,297)	(51,346)

Cash provided by operations	88,137	358,944	223,677

Cash provided by (used for) investment:
Expenditures for property and equipment	(93,511)	(38,277)	(143,968)
Distribution from escrow account	—	25,142	—
Withdrawal from company-owned life insurance policies	—	14,977	—
Proceeds from sale of restricted investments	—	—	20,252
Proceeds from sales of assets, net	6,173	980	11,592

Cash provided by (used for) investment	(87,338)	2,822	(112,124)

Cash used for financing:
Cash dividends paid:
Common stock	—	—	(45,474)
Preferred stock	(2,698)	(3,089)	(2,003)

	(2,698)	(3,089)	(47,477)
Payments of short-term debt, net	(654)	(11,035)	(1,974)
Payments of long-term debt	(21,858)	(52,936)	(53,944)
Borrowings of long-term debt	—	6,255	15,928
Purchase of Series D preferred stock	(5,233)	(6,079)	(7,376)
Proceeds from exercise of stock options	1,961	—	—
Other	13	6,326	8,709

Cash used for financing	(28,469)	(60,558)	(86,134)

Effect of exchange rates on cash and cash equivalents	3,426	14,583	(7,277)
Increase (decrease) in cash and cash equivalents	(24,244)	315,791	18,142

Balance at beginning of the year	486,570	170,779	152,637

Balance at end of the year	$462,326	$486,570	$170,779

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Equity

		For the Fiscal Years ended December 25, 2010, December 26, 2009 and December 27, 2008
Common Shares Outstanding		Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total OfficeMax Share- holders’ Equity	Non- controlling Interest
				(thousands, except per share)
75,397,094	Balance at December 29, 2007	$49,989	$188,481	$922,414	$1,095,950	$21,738	$2,278,572	$32,042

	Comprehensive loss:
	Net loss	—	—	—	(1,657,932)	—	(1,657,932)	(7,987)
	Other comprehensive loss:
	Cumulative foreign currency translation adjustment					(83,758)	(83,758)	(6,894)
	Pension and postretirement liability adjustment, net of tax					(205,718)	(205,718)	—

	Other comprehensive loss					(289,476)	(289,476)	(6,894)

	Comprehensive loss						$(1,947,408)	$(14,881)

	Cash dividends declared:
	Common stock	—	—	—	(34,220)	—	(34,220)	—
	Preferred stock	—	—	—	(3,663)	—	(3,663)	—
	Restricted stock issued	—	—	93	—	—	93	—
571,727	Restricted stock vested	—	1,436	(1,436)	—	—	—	—
8,331	Other	(7,424)	26	4,257	(230)		(3,371)	4,710

75,977,152	Balance at December 27, 2008	$42,565	$189,943	$925,328	$(600,095)	$(267,738)	$290,003	$21,871

	Comprehensive income (loss):
	Net income (loss)	—	—	—	667	—	667	(2,242)
	Other comprehensive income:
	Cumulative foreign currency translation adjustment					47,477	47,477	1,157
	Pension and postretirement liability adjustment, net of tax					87,746	87,746	—

	Other comprehensive income					135,223	135,223	1,157

	Comprehensive income (loss)						$135,890	$(1,085)

	Preferred stock dividend declared	—	—	—	(2,818)	—	(2,818)	—
	Restricted stock issued	—	—	6,130	—	—	6,130	—
313,517	Restricted stock vested	—	784	(777)	—	—	7	—
8,331,722	Stock contribution to pension plan	—	20,829	61,321	—	—	82,150	—
2,335	Other	(6,086)	6	(2,090)	4	—	(8,166)	7,273

84,624,726	Balance at December 26, 2009	$36,479	$211,562	$989,912	$(602,242)	$(132,515)	$503,196	$28,059

	Comprehensive income:
	Net income	—	—	—	71,155	—	71,155	2,709
	Other comprehensive income:
	Cumulative foreign currency translation adjustment					21,290	21,290	786
	Pension and postretirement liability adjustment, net of tax					16,356	16,356	—
	Unrealized hedge loss, net of tax					(884)	(884)	—

	Other comprehensive income					36,762	36,762	786

	Comprehensive income						$107,917	$3,495

	Preferred stock dividend declared	—	—	—	(2,527)		(2,527)	—
	Restricted stock issued	—	—	7,972	—	—	7,972	—
	Non-controlling interest fair value adjustment	—	—	(17,763)	—	—	(17,763)	17,763
408,519	Stock options exercised	—	1,021	940	—	—	1,961	—
24,465	Other	(5,578)	61	5,518	8	—	9	(71)

85,057,710	Balance at December 25, 2010	$30,901	$212,644	$986,579	$(533,606)	$(95,753)	$600,765	$49,246

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations

OfficeMax Incorporated (“OfficeMax,” the “Company” or “we”) is a leader in both business-to-business and retail office products distribution. The Company provides office supplies and paper, print and document services, technology products and solutions and furniture to large, medium and small businesses, government offices and consumers. OfficeMax customers are served by approximately 30,000 associates through direct sales, catalogs, the Internet and a network of retail stores located throughout the United States, Canada, Australia, New Zealand and Mexico. The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol OMX. The Company’s corporate headquarters is located in Naperville, Illinois, and the OfficeMax website address is www.officemax.com.

The Company manages its business using three reportable segments: OfficeMax, Contract (“Contract segment” or “Contract”); OfficeMax, Retail (“Retail segment” or “Retail”); and Corporate and Other. The Contract segment markets and sells office supplies and paper, technology products and solutions, office furniture and print and document services directly to large corporate and government offices, as well as to small and medium-sized offices through field salespeople, outbound telesales, catalogs, the Internet and, primarily in foreign markets, through office products stores. The Retail segment markets and sells office supplies and paper, print and document services, technology products and solutions and office furniture to small and medium-sized businesses and consumers through a network of retail stores. Management reviews the performance of the Company based on these segments. We present information pertaining to our segments in Note 14, “Segment Information”.

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

Fiscal Year

The Company’s fiscal year-end is the last Saturday in December. Due primarily to statutory requirements, the Company’s international businesses maintain December 31 year-ends, with our majority-owned joint venture in Mexico reporting one month in arrears. Fiscal year 2010 ended on December 25, 2010, fiscal year 2009 ended on December 26, 2009 and fiscal year 2008 ended on December 27, 2008. Each of the past three years has included 52 weeks for all reportable segments and businesses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the Company’s financial position, results of operations or cash flows. Significant items subject to such estimates and assumptions include the recognition of vendor rebates and allowances; the carrying amount of intangibles and long lived assets; inventories; income tax assets and liabilities; facility closure reserves; environmental and asbestos liabilities; and assets and obligations related to employee benefits including the pension plans.

Foreign Currency Translation

Local currencies are considered the functional currencies for the Company’s operations outside the United States. Assets and liabilities of foreign operations are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date with the related translation adjustments reported in shareholders’ equity as a component of accumulated other comprehensive loss. Revenues and expenses are translated into U.S. dollars at average monthly exchange rates prevailing during the year. Foreign currency transaction gains and losses related to assets and liabilities that are denominated in a currency other than the functional currency are reported in the Consolidated Statements of Operations in the periods they occur.

Revenue Recognition

Revenue from the sale of products is recognized at the time both title and the risk of ownership are transferred to the customer, which generally occurs upon delivery to the customer or third-party delivery service for contract, catalog and Internet sales, and at the point of sale for retail transactions. Service revenue is recognized as the services are rendered. Revenue is reported less an appropriate provision for returns and net of coupons, rebates and other sales incentives. The Company offers rebate programs to some of its Contract customers. Customer rebates are recorded as a reduction in sales and are accrued as earned by the customer.

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

Cash and Cash Equivalents

Cash equivalents include short-term debt instruments that have an original maturity of three months or less at the date of purchase. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash overdraft position for accounting purposes, which occurs when total issued checks exceed available cash balances at a single financial institution. The Company records its outstanding checks and the net change in overdrafts in the accounts payable and the accounts payable and accrued liabilities line items within the Consolidated Balance Sheets and Consolidated Statements of Cash Flows, respectively.

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

At December 25, 2010 and December 26, 2009, the Company had allowances for doubtful accounts of $6.5 million and $8.6 million, respectively.

Vendor Rebates and Allowances

We participate in volume purchase rebate programs, some of which provide for tiered rebates based on defined levels of purchase volume. We also participate in programs that enable us to receive additional vendor subsidies by promoting the sale of vendor products. Vendor rebates and allowances are accrued as earned. Rebates and allowances received as a result of attaining defined purchase levels are accrued over the incentive period based on the terms of the vendor arrangement and estimates of qualifying purchases during the rebate program period. These estimates are reviewed on a quarterly basis and adjusted for changes in anticipated product sales and expected purchase levels. Vendor rebates and allowances earned are recorded as a reduction in the cost of merchandise inventories and are included in operations (as a reduction of cost of goods sold) in the period the related product is sold.

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

Throughout the year, the Company performs physical inventory counts at a significant number of our locations. For periods subsequent to each location’s last physical inventory count, an allowance for estimated shrinkage is provided based on historical shrinkage results and current business trends.

Property and Equipment

Property and equipment are recorded at cost. The Company calculates depreciation using the straight-line method over the estimated useful lives of the assets or the terms of the related leases. The estimated useful lives of depreciable assets are generally as follows: building and improvements, 3 to 40 years; machinery and equipment, which also includes delivery trucks, furniture and office and computer equipment, 1.5 to 15 years. Leasehold improvements are reported as building and improvements and are amortized over the lesser of the term of the lease, including any option periods that management believes are probable of exercise, or the estimated lives of the improvements, which generally range from 2 to 20 years.

Long-Lived Asset Impairment

Long-lived assets, such as property, leasehold improvements, equipment, capitalized software costs and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is estimated based on discounted cash flows. In 2010, 2009 and 2008 the Company determined that there were indicators of impairment, completed tests for impairment and recorded impairment of store assets. See Note 5, “Goodwill, Intangible Assets and Other Long-lived Assets,” for further discussion regarding impairment of long-lived assets.

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

This determination is made at the reporting unit level and consists of two steps. First, the Company determines the fair value of a reporting unit and compares it to its carrying amount. Second, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss is recognized for any excess of the carrying amount of the reporting unit’s goodwill over the implied fair value of that goodwill. The implied fair value of goodwill is determined by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation. The residual fair value after this allocation is the implied fair value of the reporting unit goodwill. The Company fully impaired its goodwill balances in 2008. See Note 5, “Goodwill, Intangible Assets and Other Long-lived Assets,” for further discussion regarding impairment of goodwill.

Intangible assets represent the values assigned to trade names, customer lists and relationships, noncompete agreements and exclusive distribution rights of businesses acquired. Trade name assets have an indefinite life and are not amortized. All other intangible assets are amortized on a straight-line basis over their expected useful lives, which range from three to 20 years. The Company impaired its trade name assets in 2008. See Note 5, “Goodwill, Intangible Assets and Other Long-lived Assets,” for further discussion regarding impairment of intangible assets.

Investments in Affiliates

Investments in affiliated companies are accounted for under the cost method if the Company does not exercise significant influence over the affiliated company. At December 25, 2010 and December 26, 2009, the Company held an investment in Boise Cascade Holdings, L.L.C. (“Boise Investment”) which is accounted for under the cost method. See Note 9, “Investments in Affiliates,” for additional information related to the Company’s investments in affiliates.

Capitalized Software Costs

The Company capitalizes certain costs related to the acquisition and development of internal use software that is expected to benefit future periods. These costs are amortized using the straight-line method over the expected life of the software, which is typically three to (seven) years. Other non-current assets in the Consolidated Balance Sheets include unamortized capitalized software costs of $32.4 million and $25.7 million at December 25, 2010 and December 26, 2009, respectively. Amortization of capitalized software costs totaled $17.5 million, $17.2 million and $18.7 million in 2010, 2009 and 2008, respectively. Software development costs that do not meet the criteria for capitalization are expensed as incurred.

Pension and Other Postretirement Benefits

The Company sponsors noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees and some active employees, primarily in Contract. The Company also sponsors various retiree medical benefit plans. The type of retiree medical benefits and the extent of coverage vary based on employee classification, date of retirement, location, and other factors. The Company explicitly reserves the right to amend or terminate its retiree medical plans at any time, subject only to constraints, if any, imposed by the terms of collective bargaining agreements. Amendment or termination may significantly affect the amount of expense incurred.

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

The Company’s policy is to fund its pension plans based upon actuarial recommendations and in accordance with applicable laws and income tax regulations. Pension benefits are primarily paid through trusts funded by the Company. All of the Company’s postretirement medical plans are unfunded. The Company pays postretirement benefits directly to the participants.

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

Self-insurance

The Company is self-insured for certain losses related to workers’ compensation and medical claims as well as general and auto liability. The expected ultimate cost for claims incurred is recognized as a liability in the Consolidated Balance Sheets. The expected ultimate cost of claims incurred is estimated based principally on an analysis of historical claims data and estimates of claims incurred but not reported. Losses are accrued on a discounted basis and charged to operations when it is probable that a loss has been incurred and the amount can be reasonably estimated.

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

The Company is subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, the Company is subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. The benefits of tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position are recognized in the consolidated financial statements; positions that do not meet this threshold are not recognized. For tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in the consolidated financial statements. See Note 7, “Income Taxes,” for further discussion.

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

Accruals for income tax exposures, including penalties and interest, expected to be settled within the next year are included in income tax payable with the remainder included in other long-term obligations in the Consolidated Balance Sheets. Interest and penalties related to income tax exposures are recognized as incurred and included in income tax expense in the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are either expensed the first time the advertising takes place or, in the case of direct-response advertising, capitalized and charged to expense in the periods in which the related sales occur. Advertising expense was $228.3 million in 2010, $211.3 million in 2009 and $232.1 million in 2008, and is recorded in operating, selling and general and administrative expenses in the Consolidated Statements of Operations.

Pre-Opening Expenses

The Company incurs certain non-capital expenses prior to the opening of a store. These pre-opening expenses consist primarily of straight-line rent from the date of possession, store payroll and supplies, and are expensed as incurred and reflected in operating and selling expenses. In 2009 and 2008, the Company recorded approximately $1.6 million and $10.0 million in pre-opening costs, respectively. No pre-opening costs were recorded in 2010.

Leasing Arrangements

The Company conducts a substantial portion of its business in leased properties. Some of the Company’s leases contain escalation clauses and renewal options. The Company recognizes rental expense for leases that contain predetermined fixed escalation clauses on a straight-line basis over the expected term of the lease. The difference between the amounts charged to expense and the contractual minimum lease payment is recorded in other long-term liabilities in the Consolidated Balance Sheets. At December 25, 2010 and December 26, 2009, other long-term liabilities included approximately $61.6 million and $68.2 million, respectively, related to these future escalation clauses.

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

Derivative Instruments and Hedging Activities

The Company records all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive loss, depending on whether a derivative is designated as, and is effective as, a hedge and on the type of hedging transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive loss until the underlying hedged transactions are recognized in earnings, at which time any deferred hedging gains or losses are also recorded in earnings. If a derivative instrument is designated as a fair value hedge, changes in the fair value of the instrument are reported in current earnings and offset the change in fair value of the hedged assets, liabilities or firm commitments. The Company has no material outstanding derivative instruments at December 25, 2010 and did not have any material hedge transactions in 2010, 2009 or 2008.

Recently Issued or Newly Adopted Accounting Standards

There were no recently issued or newly adopted accounting standards that were applicable to the preparation of our consolidated financial statements for 2010 or that may become applicable to the preparation of our consolidated financial statements in the future.

Prior Period Revisions

Certain amounts included in the prior year financial statements have been revised to conform with the current year presentation. In the current year, expenses previously reported in the consolidated statements of operations separately as operating and selling expenses and as general and administrative expenses have been combined and are now reported as selling, operating and general and administrative expenses.

2.	Facility Closure Reserves

We conduct regular reviews of our real estate portfolio to identify underperforming facilities, and close those facilities that are no longer strategically or economically beneficial. We record a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred, primarily the location’s cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the required payments.

During 2010, we recorded charges of $13.1 million in our Retail segment related to facility closures, of which $11.7 million was related to the lease liability and other costs associated with closing eight domestic stores prior to the end of their lease terms, and $1.4 million was related to other items. In 2009, we recorded charges of $31.2 million related to the closing of 21 underperforming stores prior to the end of their lease terms, of which 16 were in the U.S. and five were in Mexico. In 2008, we recorded $3.1 million of charges related principally to the closing of five domestic stores and reduced rent and severance accruals by $3.4 million relating to previously closed stores. In 2008, we also recorded $8.7 million of charges related to four domestic retail stores for which we had signed lease commitments, but decided not to open the stores due to the existing economic environment. This charge was partially offset by reduced rent accruals of $4.0 million on other store lease obligations.

These charges were included in other operating, net in the Consolidated Statements of Operations.

Facility closure reserve account activity during 2010, 2009 and 2008 was as follows:

Total
(thousands)
Balance at December 29, 2007	$77,062
Charges to income	11,853
Changes to estimated costs included in income	(7,396)
Cash payments	(35,229)
Accretion	2,643

Balance at December 27, 2008	$48,933
Charges related to stores closed in 2009	31,208
Transfer of deferred rent balance	3,214
Changes to estimated costs included in income	9
Cash payments	(24,594)
Accretion	2,802

Balance at December 26, 2009	$61,572
Charges related to stores closed in 2010	13,069
Transfer of deferred rent and other balances	5,985
Changes to estimated costs included in income	(1,358)
Cash payments	(22,260)
Accretion	4,665

Balance at December 25, 2010	$61,673

Reserve balances were classified in the Consolidated Balance Sheets as follows:

	December 25, 2010	December 26, 2009
	(thousands)
Other accrued liabilities	$16,651	$16,775
Other long-term liabilities	45,022	44,797

Total	$61,673	$61,572

At December 25, 2010, the lease termination component of the facilities closure reserve consisted of the following:

Total
(thousands)
Estimated future lease obligations	$131,880
Less: anticipated sublease income	(70,207)

Total	$61,673

In addition, we were the lessee of a legacy, building materials manufacturing facility near Elma, Washington until the end of 2010. During 2006, we ceased operations at the facility, fully impaired the assets and recorded a reserve for the related lease payments and other contract termination and closure costs. This reserve balance was not included in the facilities closure reserve described above. During 2010, we sold the facility’s equipment and terminated the lease. As a result, we recorded income of approximately $9.4 million to adjust the associated reserve. This income is reported in other operating, net in our Consolidated Statements of Operations.

3.	Severance and Other Charges

Over the past few years, we have incurred significant charges related to Company personnel restructuring and reorganizations.

In 2009, we recorded $18.1 million of severance and other charges, principally related to reorganizations of our U.S. and Canadian Contract sales forces, our customer fulfillment centers and our customer service centers, as well as a streamlining of our Retail store staffing. These charges were recorded by segment in the following manner: Contract $15.3 million, Retail $2.1 million and Corporate and Other $0.7 million. During 2008, we recorded a $23.9 million pre-tax severance charge related to various sales and field reorganizations in our Retail and Contract segments as well as a significant reduction in force at the corporate headquarters and a $2.4 million charge related to the consolidation of the Contract segment’s manufacturing facilities in New Zealand.

As of December 25, 2010, $0.5 million of the severance charges recorded in 2009 remain unpaid and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

4.	Timber Notes/Non-Recourse Debt

In October 2004, we sold our timberland assets in exchange for $15 million in cash plus credit-enhanced timber installment notes in the amount of $1,635 million (the “Installment Notes”). The Installment Notes were issued by single-member limited liability companies formed by affiliates of Boise Cascade, L.L.C. (the “Note Issuers”). The Installment Notes are 15-year non-amortizing obligations and were issued in two equal $817.5 million tranches bearing interest at 5.11% and 4.98%, respectively. In order to support the issuance of the Installment Notes, the Note Issuers transferred a total of $1,635 million in cash to Lehman Brothers Holdings Inc. (“Lehman”) and Wachovia Corporation (“Wachovia”) (which was later purchased by Wells Fargo & Company) ($817.5 million to each of Lehman and Wachovia). Lehman and Wachovia issued collateral notes (the “Collateral Notes”) to the Note Issuers. Concurrently with the issuance of the Installment and Collateral Notes, Lehman and Wachovia guaranteed the respective Installment Notes and the Note Issuers pledged the Collateral Notes as security for the performance of the Installment Note obligations.

In December 2004, we completed a securitization transaction in which the Company’s interests in the Installment Notes and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries. The subsidiaries pledged the Installment Notes and related guarantees and issued securitized notes (the “Securitization Notes”) in the amount of $1,470 million ($735 million through the structure supported by the Lehman guaranty and $735 million through the structure supported by the Wachovia guaranty). As a result of these transactions, we received $1,470 million in cash. Recourse on the Securitization Notes is limited to the proceeds of the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty, and therefore there is no recourse against OfficeMax. The Securitization Notes are 15-year non-amortizing, and were issued in two equal $735 million tranches paying interest of 5.54% and 5.42%, respectively. The Securitization Notes are reported as non-recourse debt in the Company’s Consolidated Balance Sheets.

On September 15, 2008, Lehman, the guarantor of half of the Installment Notes and the Securitization Notes, filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under chapter 11 of the United States Bankruptcy Code. Lehman’s bankruptcy filing constituted an event of default under the $817.5 million Installment Note guaranteed by Lehman.

We are required for accounting purposes to assess the carrying value of assets whenever circumstances indicate that a decline in value may have occurred. In 2008, we evaluated the carrying value of the Lehman Guaranteed Installment Note and reduced it to the estimated amount we expect to collect ($81.8 million) by recording a non-cash impairment charge of $735.8 million, pre-tax. The ultimate amount to be realized on the Lehman Guaranteed Installment Note depends entirely on the proceeds from the Lehman bankruptcy estate, which may not be finally determined for several years. Our estimate of the expected proceeds has not changed, and at December 25, 2010 and December 26, 2009, the carrying value of the Lehman Guaranteed Installment Note remained at $81.8 million. Going forward, we intend to adjust the carrying value of the Lehman Guaranteed Installment Note as further information regarding our share of the proceeds, if any, from the Lehman bankruptcy estate becomes available. On April 14, 2010, Lehman filed its Debtors’ Disclosure Statement with the United States Bankruptcy Court for the Southern District of New York. The Disclosure Statement indicated a range of estimated recoveries for general unsecured creditors of Lehman. As our estimate is similar to the estimate included in the Disclosure Statement, we have not adjusted our estimated carrying value for the Lehman Guaranteed Installment Note.

Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman and Wachovia guaranty. Accordingly, the Lehman Guaranteed Installment Note and underlying guarantees by Lehman will be transferred to the holders of the Securitization Notes guaranteed by Lehman in order to settle and extinguish that liability. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been extinguished. This will occur when the Lehman Guaranteed Installment Note and the guaranty are transferred to and accepted by the Securitization Note holders. We expect that this will occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman ($735.0 million at December 25, 2010) and the carrying value of the Lehman Guaranteed Installment Note ($81.8 million at December 25, 2010) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

Through December 25, 2010, we have received all payments due under the Installment Notes guaranteed by Wachovia (the “Wachovia Guaranteed Installment Notes”), which have consisted only of interest due on the notes, and made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Notes are current and we have no reason to believe that we will not be able to collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Notes, the notes are stated in our Consolidated Balance Sheets at their original principal amount of $817.5 million. The Installment Notes and Securitization Notes are scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Installment Notes.

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

5.	Goodwill, Intangible Assets and Other Long-lived Assets

Impairment Reviews and Charges

In 2008, management concluded that indicators of potential impairment were present and evaluated the carrying values of goodwill, intangibles and other long-lived assets. An impairment loss was recognized for the excess of carrying value over the implied fair value of reporting unit goodwill. We recorded a charge of $1,201.5 million in 2008 to write-off the goodwill of the Company in both segments; Contract ($815.5 million) and Retail ($386.0 million). The impairment charges included a portion of goodwill that was not deductible for tax purposes, resulting in a tax benefit of $63.2 million, or approximately 4.6% of the pre-tax charge amount. These charges resulted in a full impairment of our goodwill balances as of the end of 2008, and, as a result, there will be no future annual assessment of goodwill required.

Also in 2008, the Company concluded that indicators of impairment were present for the trade name assets, evaluated their carrying values and recorded impairment of the trade names in the Retail reporting unit of $107.1 million, before taxes. Based on the Company’s assessment and testing, no impairment of indefinite-lived intangible assets was required in 2009 or 2010.

In 2010, 2009 and 2008, the Company also performed impairment testing for the assets of individual retail stores (“store assets” or “stores”), which consist primarily of leasehold improvements and fixtures, due to the existence of indicators of potential impairment of these other long-lived assets. We performed the first step of impairment testing for other long-lived assets on the store assets and determined that for some stores the estimated future undiscounted cash flows derived from the assets was less than those assets’ carrying amount and therefore impairment existed for those store assets. The second step of impairment testing was performed to calculate the amount of the impairment loss. The loss was measured as the excess of the carrying value over the fair value of the assets, with the fair value determined based on estimated future discounted cash flows. As a result, we wrote off $11.0 million, $17.6 million and $55.8 million of store assets in 2010, 2009 and 2008, respectively.

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

	2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$66,000	$—	$66,000
Customer lists and relationships	27,807	(13,789)	14,018
Exclusive distribution rights	7,302	(4,089)	3,213

Total	$101,109	$(17,878)	$83,231

	2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$66,000	$—	$66,000
Customer lists and relationships	25,833	(11,288)	14,545
Exclusive distribution rights	6,636	(3,375)	3,261

Total	$98,469	$(14,663)	$83,806

Intangible amortization expense totaled $2.0 million, $1.6 million and $5.4 million in 2010, 2009 and 2008 respectively. The estimated amortization expense is approximately $1.4 to $1.7 million in each of the next five years.

The changes in the intangible carrying amounts from December 29, 2007 to December 25, 2010, were as follows:

	Trade names	Customer lists and relationships	Noncompete agreements	Exclusive distribution rights	Total
	(thousands)
Net carrying amount, December 29, 2007	$173,150	$20,309	$2,042	$4,219	$199,720
Impairment	(107,150)	—	—	—	(107,150)
Amortization	—	(2,912)	(2,041)	(409)	(5,362)
Effect of foreign currency translation	—	(4,478)	(1)	(936)	(5,415)

Net carrying amount, December 27, 2008	$66,000	$12,919	$—	$2,874	$81,793
Amortization	—	(1,271)	—	(363)	(1,634)
Effect of foreign currency translation	—	2,897	—	750	3,647

Net carrying amount, December 26, 2009	$66,000	$14,545	$—	$3,261	$83,806
Amortization	—	(1,542)	—	(413)	(1,955)
Effect of foreign currency translation	—	1,015	—	365	1,380

Net carrying amount, December 25, 2010	$66,000	$14,018	$—	$3,213	$83,231

6.	Net Income (Loss) Per Common Share

Basic net income (loss) per share is calculated using net earnings available to holders of our common stock divided by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share is similar to basic net income (loss) per share except that the weighted average number of shares of common stock outstanding is increased to include, if their inclusion is dilutive, the number of additional shares of common stock that would have been outstanding assuming the issuance of all potentially dilutive shares, such as common stock to be issued upon exercise of options and the vesting of non-vested restricted shares, and the conversion of outstanding preferred stock. Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by weighted average shares outstanding as follows:

	2010	2009	2008
	(thousands, except per-share amounts)
Net income (loss) available to OfficeMax common shareholders	$68,628	$(2,151)	$(1,661,595)

Average shares—basic(a)	84,908	77,483	75,862
Restricted stock, stock options and other(b)	1,604	—	—

Average shares—diluted	86,512	77,483	75,862

Net income (loss) available to OfficeMax common shareholders per common share:
Basic	$0.81	$(0.03)	$(21.90)
Diluted	$0.79	$(0.03)	$(21.90)

(a)	The assumed conversion of outstanding preferred stock was anti-dilutive in all periods presented, and therefore no adjustment was required to determine diluted income (loss) from continuing operations or average shares-diluted.
(b)	Options to purchase 1.7 million shares of common stock were outstanding during 2010, but were not included in the computation of diluted income (loss) per common share because the impact would have been anti-dilutive as the option price was higher than the average market price during the year. Outstanding options to purchase shares of common stock totaled 1.3 million and 1.5 million at the end of 2009 and 2008, respectfully, but were not included in the computation of diluted income (loss) per common share because the impact would have been anti-dilutive due to the loss reported for the period.

7.	Income Taxes

The income tax (expense) benefit attributable to income (loss) from continuing operations as shown in the Consolidated Statements of Operations includes the following components:

	2010	2009	2008
	(thousands)
Current income tax (expense) benefit:
Federal	$9,507	$60,354	$(10,111)
State	(2,735)	33,770	(24,166)
Foreign	(22,521)	(9,999)	(23,282)

Total	(15,749)	84,125	(57,559)
Deferred income tax (expenses) benefit:
Federal	(24,628)	(23,190)	274,376
State	(2,552)	(29,593)	76,129
Foreign	1,057	(2,584)	13,535

Total	(26,123)	(55,367)	364,040

	$(41,872)	$28,758	$306,481

During 2010, 2009 and 2008, the Company made cash payments for income taxes, net of refunds received, as follows:

	2010	2009	2008
	(thousands)
Cash tax payments (refunds), net	$(5,026)	$(71,026)	$91,530

The income tax expense attributable to income (loss) from continuing operations for the years ended December 25, 2010, December 26, 2009 and December 27, 2008 differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 35% to pre-tax income (loss) from continuing operations as a result of the following:

	2010	2009	2008
	(thousands)
Tax (expense) benefit at statutory rate	$(40,507)	$10,617	$690,340
State taxes (expense) benefit, net of federal effect	(2,346)	2,516	29,041
Foreign tax provision differential	338	1,085	(3,283)
Impact of goodwill impairment	—	—	(418,920)
Net operating loss valuation allowance and credits	(590)	(2,484)	1,291
Change in tax contingency liability	(308)	(3,390)	(3,394)
Tax settlement, net of other charges	—	14,880	6,830
Repatriation of foreign earnings, net	(2,291)	3,428	—
ESOP dividend deduction	885	944	1,166
Other, net	2,947	1,162	3,410

Total	$(41,872)	$28,758	$306,481

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at year-end are presented in the following table:

	2010	2009
	(thousands)
Impairment of note receivable	$286,207	$286,207
Minimum tax and other credits carryover	230,267	237,897
Net operating loss carryovers	109,423	104,605
Deferred gain on Boise Investment	69,925	69,925
Compensation obligations	146,369	154,400
Operating reserves and accrued expenses	63,205	59,682
Investments and deferred charges	5,136	18,110
Property and equipment	4,937	15,942
Allowances for receivables	12,764	14,253
Inventory	4,167	8,699
Tax goodwill	4,587	6,788
Other	4,804	3,064

Total deferred tax assets	941,791	979,572
Valuation allowance on NOLs and credits	(14,726)	(16,117)

Total deferred tax assets after valuation allowance	$927,065	$963,455

Timberland installment gain related to Wachovia Note	$(266,798)	$(266,798)
Timberland installment gain related to Lehman Note	(276,965)	(276,965)
Undistributed earnings	(5,817)	(4,606)

Total deferred tax liabilities	(549,580)	(548,369)

Total net deferred tax assets	$377,485	$415,086

Deferred tax assets and liabilities are reported in our Consolidated Balance Sheets as follows:

	2010	2009
	(thousands)
Current deferred income tax assets	$92,956	$114,186
Long-term deferred income tax assets	284,529	300,900

Total	$377,485	$415,086

As discussed in Note 4, “Timber Notes/Non-Recourse Debt,” at the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability of $543 million until 2020, the maturity date for the Lehman Guaranteed Installment Note. Due to the Lehman bankruptcy and note defaults, the recognition of the Lehman portion of the gain will be triggered when the Lehman Guaranteed Installment Note is transferred to the Securitization Note holders as payment and/or when the Lehman bankruptcy is resolved. At that time, we expect to reduce the estimated cash payment due by utilizing our available alternative minimum tax credits.

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

The Company has a deferred tax asset related to net operating loss carryforwards for Federal income tax purposes of $68 million which expire in 2020, and alternative minimum tax credit carryforwards of approximately $188 million, which are available to reduce future regular Federal income taxes, if any, over an indefinite period. The Company also has deferred tax assets related to various state net operating losses of $31.5 million, net of the valuation allowance, that expire between 2011 and 2029.

The Company has established a valuation allowance related to net operating loss carryforwards and other credit carryforwards in jurisdictions where the Company has substantially reduced operations because management believes it is more likely than not that these items will expire before the Company is able to realize their benefits. The valuation allowance was $14.7 million and $16.1 million at December 25, 2010 and December 26, 2009, respectively. The valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets.

Pre-tax income (loss) related to continuing operations from domestic and foreign sources is as follows:

	2010	2009	2008
	(thousands)
Domestic	$53,444	$(69,386)	$(1,953,946)
Foreign	62,292	39,053	(18,454)

Total	$115,736	$(30,333)	$(1,972,400)

As of December 25, 2010, the Company had $20.9 million of total gross unrecognized tax benefits, $6.4 million of which would affect the Company’s effective tax rate if recognized. Any adjustments would result from the effective settlement of tax positions with various tax authorities. The Company does not anticipate any tax settlements to occur within the next twelve months. The recorded income tax benefit for 2009 includes a $14.9 million decrease in unrecognized benefits due to the resolution of an issue under IRS appeal related to the deductibility of interest on the Company’s industrial revenue bonds. The reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

	2010	2009	2008
	(thousands)
Unrecognized tax benefits balance at beginning of year	$8,247	$20,380	$33,128
Increase related to prior year tax positions	12,983	1,710	2,147
Decrease related to prior year tax positions	—	(14,369)	(4,123)
Increase related to current year tax positions	—	1,420	2,775
Settlements	(367)	(894)	(13,547)

Unrecognized tax benefits balance at end of year	$20,863	$8,247	$20,380

The Company or its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and multiple state and foreign jurisdictions. Years prior to 2006 are no longer subject to U.S. Federal income tax examination. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2003, and the Company is no longer subject to income tax examinations prior to 2005 for its major foreign jurisdictions.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. As of December 25, 2010, the Company had $0.7 million of accrued interest and penalties associated with uncertain tax positions.

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

	2010	2009	2008
	(thousands)
Minimum rentals	$338,924	$355,662	$348,629
Contingent rentals	1,187	1,013	886
Sublease rentals	(422)	(671)	(1,013)

Total	$339,689	$356,004	$348,502

For operating leases with remaining terms of more than one year, the minimum lease payment requirements are:

Total
(thousands)
2011	$356,730
2012	303,141
2013	249,033
2014	198,612
2015	148,168
Thereafter	291,534

Total	$1,547,218

These minimum lease payments do not include contingent rental payments that may be due based on a percentage of sales in excess of stipulated amounts. These future minimum lease payment requirements have not been reduced by $33.2 million of minimum sublease rentals due in the future under noncancelable subleases. These sublease rentals include amounts related to closed stores and other facilities that are accounted for in the integration activities and facility closures reserve.

9.	Investments in Affiliates

In connection with the sale of the paper, forest products and timberland assets in 2004, the Company invested $175 million in affiliates of Boise Cascade, L.L.C. Due to restructurings conducted by those affiliates, our investment is currently in Boise Cascade Holdings, L.L.C. (the “Boise Investment”), a building products company.

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

Through its investment in Boise Inc., Boise Cascade Holdings, L.L.C. indirectly owned an interest in Boise White Paper, L.L.C. (“Boise Paper”). OfficeMax is obligated by contract to purchase its North American requirements for cut-size office paper from Boise Paper. During 2010, Boise Cascade Holdings, L.L.C. sold its remaining investment in Boise Inc. As a result of the sale, Boise Paper is no longer a related party to the Company, and as such, amounts previously presented as related party receivables of $6.5 million and related party payables of $37.1 million at December 26, 2009 have been reclassified to “Receivables, net” and “Accounts Payable”, respectively.

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

The non-voting securities of Boise Cascade Holdings, L.L.C. accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June and December. The Company recognized dividend income on this investment of $7.3 million in 2010, $6.7 million in 2009 and $6.2 million in 2008. The dividend receivable was $30.2 million at December 25, 2010, and was recorded in other non-current assets in the Consolidated Balance Sheets.

The Company receives distributions on the Boise Investment for the income tax liability associated with its share of allocated earnings. During 2009 and 2008, the Company received tax-related distributions of $2.6 million and $23.0 million, respectively. The larger distribution in 2008 reflected the gain on the sale by Boise Cascade, L.L.C. of a majority interest in its paper and packaging and newsprint businesses. No distributions were received in 2010.

10. Debt

The Company’s debt, almost all of which is unsecured, consists of both recourse and non-recourse obligations as follows at year-end:

	2010	2009
	(thousands)
Recourse debt:
6.50% notes, paid in 2010	$—	$13,680
7.35% debentures, due in 2016	17,967	17,967
Medium-term notes, Series A, with interest rates averaging 7.9%, due in varying amounts periodically through 2014	36,900	36,900
Revenue bonds, with interest rates averaging 6.4% , due in varying amounts periodically through 2029	185,505	189,930
American & Foreign Power Company Inc. 5% debentures, due in 2030	18,526	18,526
Grupo OfficeMax installment loans, due in monthly installments through 2014	13,096	16,085
Other indebtedness, with interest rates averaging 6.8% and 7.0%, due in varying amounts annually through 2016	3,536	4,528

	275,530	297,616
Less unamortized discount	535	564
Less current portion	4,560	22,430

	$270,435	$274,622

Non-recourse debt:
5.42% securitized timber notes, due in 2019	$735,000	$735,000
5.54% securitized timber notes, due in 2019	735,000	735,000

	$1,470,000	$1,470,000

Scheduled Debt Maturities

The scheduled payments of recourse debt, are as follows:

Total
(thousands)
2011	$4,560
2012	39,186
2013	5,676
2014	1,820
2015	105
Thereafter	224,183

Total	$275,530

Credit Agreements

On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the “U.S. Credit Agreement”) with a group of banks. The U.S. Credit Agreement permits the Company to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The U.S. Credit Agreement may be increased (up to a maximum of $800 million) at the Company’s request or reduced from time to time, in each case according to the terms detailed in the U.S. Credit Agreement. Letters of credit, which may be issued under the U.S. Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. At the end of fiscal year 2010, the Company was in compliance with all material covenants under the U.S. Credit Agreement. The U.S. Credit Agreement expires on July 12, 2012.

During all years presented, borrowings under the U.S. Credit Agreement were subject to interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Margins were applied to the applicable borrowing rates and letter of credit fees under the U.S. Credit Agreement depending on the level of average availability. Fees on letters of credit issued under the U.S. Credit Agreement were charged at a weighted average rate of 0.875%. The Company was also charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeded the average daily outstanding borrowings and letters of credit.

On September 30, 2009, Grand & Toy Limited, the Company’s wholly owned subsidiary in Canada, entered into a Loan and Security Agreement (the “Canadian Credit Agreement”) with a group of banks. The Canadian Credit Agreement permits Grand & Toy Limited to borrow up to a maximum of C$60 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The Canadian Credit Agreement may be increased (up to a maximum of C$80 million) at Grand & Toy Limited’s request or reduced from time to time, in each case according to the terms detailed in the Canadian Credit Agreement. Letters of credit, which may be issued under the Canadian Credit Agreement up to a maximum of C$10 million, reduce available borrowing capacity under the Canadian Credit Agreement. At the end of fiscal year 2010, Grand & Toy Limited was in compliance with all material covenants under the Canadian Credit Agreement. The Canadian Credit Agreement expires on July 12, 2012.

On March 15, 2010, the Company’s five wholly-owned subsidiaries based in Australia and New Zealand (the “Australasian subsidiaries”) entered into a Facility Agreement (the “Australasian Credit Agreement”) with a financial institution based in those countries. The Australasian Credit Agreement permits the Australasian subsidiaries to borrow up to a maximum of A$80 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of certain owned properties, less certain reserves. At the end of fiscal year 2010, the Australasian subsidiaries were in compliance with all material covenants under the Australasian Credit Agreement. The Australasian Credit Agreement expires on March 15, 2013.

Availability under the Company’s credit agreements at the end of fiscal year 2010 was as follows:

	2010
	U.S. Credit Agreement	Canadian Credit Agreement	Australasian Credit Agreement	Total
	(millions)
Maximum aggregate available borrowing amount	$528.3	$49.2	$55.0	$632.5
Less: Stand-by letters of credit	(56.1)	—	—	(56.1)

Amount available for borrowing at fiscal year-end	$472.2	$49.2	$55.0	$576.4

There were no borrowings under the Company’s credit agreements in 2010 or 2009.

Other

At the end of fiscal year 2010, Grupo OfficeMax, our 51%-owned joint venture in Mexico, had total outstanding borrowings of $13.1 million. This included $7.8 million outstanding under a 60-month installment note due in the first quarter of 2014 and $5.3 million outstanding under a 54-month installment note due in the third quarter of 2014. Payments on the installment loans are made monthly. There is no recourse against the Company on the Grupo OfficeMax loans. The installment loan ending in the third quarter of 2014 is secured by certain owned property of Grupo OfficeMax. All other Grupo OfficeMax loan facilities are unsecured.

Cash Paid for Interest

Cash payments for interest, net of interest capitalized and including interest payments related to the timber securitization notes, were $68.9 million in 2010, $71.8 million in 2009 and $90.0 million in 2008.

11.	Financial Instruments, Derivatives and Hedging Activities

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (non-derivatives), short-term borrowings and trade accounts payable approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at December 25, 2010 and December 26, 2009. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	2010		2009
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Financial assets:
Timber notes receivable
Wachovia	$817.5	$888.3	$817.5	$823.6
Lehman	81.8	81.8	81.8	81.8

Financial liabilities:
Recourse debt	$275.0	$255.5	$297.6	$207.2
Non-recourse debt
Wachovia	$735.0	$811.1	$735.0	$754.8
Lehman	735.0	81.8	735.0	81.8

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

•

Recourse debt: The Company’s debt instruments are not widely traded. There were no transactions on the last trading day of the fiscal year (the “measurement date”) to use in determining the fair value. The fair value of the Company’s debt was estimated based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 inputs).

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

During 2010, there was no change in assets and liabilities measured at estimated fair value using Level 3 inputs.

Derivatives and Hedging Activities

Changes in foreign currency exchange rates expose the Company to financial market risk. The Company occasionally uses derivative financial instruments, such as forward exchange contracts, to manage its exposure associated with commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. The Company generally does not enter into derivative instruments for any other purpose. The Company does not speculate using derivative instruments. The fair values of derivative financial instruments were not material at the end of fiscal year 2010 or 2009.

12.	Retirement and Benefit Plans

Pension and Other Postretirement Benefit Plans

The Company sponsors noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees and some active employees, primarily in Contract. In 2004 or earlier, the Company’s qualified pension plans were closed to new entrants and the benefits of eligible participants were frozen.

Under the terms of the Company’s qualified plans, the pension benefit for employees was based primarily on the employees’ years of service and benefit plan formulas that varied by plan. The Company’s general funding policy is to make contributions to the plans in amounts that are within the limits of deductibility under current tax regulations, and not less than the minimum contribution required by law.

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

During 2009, based on the high level of inactive participants in the Company’s qualified pension plans as well as the fact that all qualified plan participants were fully vested, the Company changed the estimated amortization period for its unrecognized actuarial loss (which represents the difference between the actual funded status and the expected funded status measured through 2009), from the average remaining service period of the participants to their average remaining life expectancy. The impact of the change in the amortization period was a reduction in pension expense for 2009 of $11.2 million ($6.8 million after-tax), or $0.09 per diluted share.

Obligations and Funded Status

The changes in pension and other postretirement benefit obligations and plan assets during 2010 and 2009, as well as the funded status of the Company’s plans at December 25, 2010 and December 26, 2009 were as follows:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,260,676	$1,276,209	$20,337	$17,582
Service cost	3,164	4,506	263	184
Interest cost	74,213	75,858	1,213	1,137
Actuarial loss	59,494	5,721	2,634	1,432
Changes due to exchange rates	—	—	792	1,885
Benefits paid	(99,892)	(101,618)	(1,218)	(1,883)

Benefit obligation at end of year	$1,297,655	$1,260,676	$24,021	$20,337

Change in plan assets:
Fair value of plan assets at beginning of year	$1,050,514	$841,204	$—	$—
Actual return on plan assets	163,342	222,022	—	—
Employer contributions	3,449	88,906	1,218	1,883
Benefits paid	(99,892)	(101,618)	(1,218)	(1,883)

Fair value of plan assets at end of year	$1,117,413	$1,050,514	$—	$—

Funded status	$(180,242)	$(210,162)	$(24,021)	$(20,337)

The following table shows the amounts recognized in the Consolidated Balance Sheets related to the Company’s defined benefit pension and other postretirement benefit plans at year-end:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(thousands)
Noncurrent assets	$4,581	$2,355	$—	$—
Current liabilities	(6,683)	(3,773)	(1,445)	(1,526)
Noncurrent liabilities	(178,140)	(208,744)	(22,576)	(18,811)

Net amount recognized	$(180,242)	$(210,162)	$(24,021)	$(20,337)

Amounts recognized in accumulated other comprehensive income consist of:

Net loss	$406,465	$440,206	$6,054	$3,520
Prior service cost (credit)	—	—	(26,147)	(30,148)

Total	$406,465	$440,206	$(20,093)	$(26,628)

The accumulated benefit obligation for all defined benefit pension plans was $1,297.7 million and $1,260.5 million for December 25, 2010 and December 26, 2009, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets:

	Pension Benefits
	2010	2009
	(thousands)
Projected benefit obligation	$1,263,206	$1,225,972
Accumulated benefit obligation	1,263,206	1,225,762
Fair value of plan assets	1,078,383	1,013,455

Components of Net Periodic Benefit Cost (Income)

The components of net periodic benefit cost (income) are as follows:

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
	(thousands)
Service cost	$3,164	$4,506	$2,132	$263	$184	$237
Interest cost	74,213	75,858	78,041	1,213	1,137	1,164
Expected return on plan assets	(83,494)	(76,623)	(90,078)	—	—	—
Recognized actuarial loss	13,239	10,330	11,775	224	147	269
Participant settlement expense	—	—	2,331	—	—	—
Amortization of prior service costs and other	149	—	—	(4,006)	(4,001)	(3,997)

Net periodic benefit cost (income)	$7,271	$14,071	$4,201	$(2,306)	$(2,533)	$(2,327)

Other changes in plan assets and benefit obligations recognized in other comprehensive income:

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
	(thousands)
Accumulated other comprehensive income at beginning of year	$440,206	$590,213	$(26,627)	$(31,895)
Net loss (gain)	(20,502)	(139,677)	2,634	1,432
Amortization of net (loss) gain	(13,239)	(10,330)	(224)	(147)
Amortization of prior service (cost) credit	—	—	4,006	4,001
Canadian rate adjustment	—	—	118	(18)

Accumulated other comprehensive income at end of year	$406,465	$440,206	$(20,093)	$(26,627)

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $17.3 million. There will be no estimated prior service cost for the defined benefit pension plans amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year. The estimated net loss and prior service credit for the other defined benefit postretirement plans that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $0.3 million and $4.0 million, respectively.

Assumptions

The assumptions used in accounting for the Company’s plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted average assumptions used in the measurement of the Company’s benefit obligations as of year-end:

			Other Benefits
	Pension Benefits		United States		Canada
	2010	2009	2010	2009	2010	2009
Discount rate	5.64%	6.15%	4.50%	5.10%	5.30%	6.40%

The following table presents the weighted average assumptions used in the measurement of net periodic benefit cost as of year-end:

				Other Benefits
	Pension Benefits			United States			Canada
	2010	2009	2008	2010	2009	2008	2010	2009	2008
Discount rate	6.15%	6.20%	6.30%	5.10%	6.10%	5.90%	6.40%	7.30%	5.50%
Expected long-term return on plan assets	8.20%	7.50%	8.00%	—	—	—	—	—	—

In 2010 and 2009, the assumed discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) is based on the rates of return for a theoretical portfolio of high-grade corporate bonds (rated Aa1 or better) with cash flows that generally match our expected benefit payments in future years. In selecting bonds for this theoretical portfolio, we focus on bonds that match cash flows to benefit payments and limit our concentration of bonds by issuer. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the yield calculation assumes those excess proceeds are reinvested at an assumed forward rate. The implied forward rates used in the 2010 bond model are based on the December 31, 2010 Citigroup Pension Discount Curve. In the 2009 bond model, the implied forward rates used were based on the forecasted three-month Treasury bill rates. In 2008 and prior years, we matched our expected future benefit payments to a hypothetical zero coupon discount curve derived from high quality corporate bonds. The theoretical portfolio with matching cash flows is a more precise method for developing a plan specific rate.

The expected long-term rate of return on plan assets assumption is based on the weighted average of expected returns for the major asset classes in which the plans’ assets are held. Asset-class expected returns are based on long-term historical returns, inflation expectations, forecasted gross domestic product and earnings growth, as well as other economic factors. The weights assigned to each asset class are based on the Company’s investment strategy. The weighted average expected return on plan assets used in the calculation of net periodic pension benefit cost for 2011 is 8.2%.

Obligation and costs related to the Canadian retiree health plan are impacted by changes in trend rates.

The following table presents the assumed healthcare cost trend rates used in measuring the Company’s postretirement benefit obligations at December 25, 2010 and December 26, 2009:

	Canada
	2010	2009
Weighted average assumptions as of year-end:
Healthcare cost trend rate assumed for next year	7.0%	7.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015	2015

A one-percentage-point change in the assumed healthcare cost trend rates would have less than a $1.5 million impact on operating income.

Plan Assets

The allocation of pension plan assets by category at December 25, 2010 and December 26, 2009 is as follows:

Asset Category	2010	2009
OfficeMax common stock	5.0%	10.1%
U.S. equity securities	15.7%	16.9%
International equity securities	9.2%	8.7%
Global equity securities	14.4%	17.6%
Fixed-income securities	55.7%	46.7%

	100%	100%

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

The current asset allocation guidelines set forth an OfficeMax common stock range of 0% to 15%, a U.S. equity range of 10% to 21%, an international equity range of 3% to 13%, a global equity range of 10% to 21% and a fixed-income range of 45% to 65%. Asset-class positions within the ranges are continually evaluated and adjusted based on expectations for future returns, the funded position of the plans and market risks. Occasionally, the Company may utilize futures or other financial instruments to alter the pension trust’s exposure to various asset classes in a lower-cost manner than trading securities in the underlying portfolios.

In 2009, we contributed 8,331,722 shares of OfficeMax common stock to our qualified pension plans. At the end of 2010, the plan held 3,152,809 million shares with a value of $55.8 million.

Generally, quoted market prices are used to value pension plan assets. Equities, some fixed income securities, publicly traded investment funds, and U.S. government obligations are valued by reference to published market prices. Investments in certain restricted stocks are valued at the quoted market price of the issuer’s unrestricted common stock less an appropriate discount. If a quoted market price for unrestricted common stock of the issuer is not available, restricted common stocks are valued at a multiple of current earnings less an appropriate discount. The multiple chosen is consistent with multiples of similar companies based on current market prices.

The following table presents the pension plan assets by level within the fair value hierarchy as of December 25, 2010.

	Level 1	Level 2	Level 3
	(thousands)
Money market funds	$—	$27,621	$—
Equity securities:
OfficeMax common stock	55,805	—	—
U.S. large-cap	43,961	—	—
U.S. small and mid-cap	16.123	—	—
International	97,435	—	—
Fixed Income:
Corporate bonds	—	466,549	—
Government securities	—	98,494	—
Other fixed income	—	18,380	—
Other:
Equity mutual funds	—	277,553	—
Group annuity contracts	—	—	5,357
Other, including plan receivables and payables	10,135	—	—

	$223,459	$888,597	$5,357

The following is a reconciliation of the change in fair value of pension plan assets calculated based on level 3 inputs:

Total
(thousands)
Balance at December 26, 2009	$5,004
Benefit payments and administrative expenses	(10)
Investment income and net appreciation in investments	363

Balance at December 25, 2010	$5,357

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Cash Flows

Pension plan contributions include required statutory minimum amounts and, in some years, additional discretionary amounts. During 2010, 2009 and 2008, the Company made cash contributions to its pension plans totaling $3.4 million, $6.8 million and $13.1 million, respectively. In 2009, we also made a voluntary contribution of OfficeMax common stock to our qualified pension plans which, based on actuarial estimates, is expected to reduce our required minimum funding contributions by approximately $100 million for the period from 2010 to 2014. Pension contributions for 2011 are expected to be approximately $6.7 million. However, tests required by the Pension Protection Act of 2006, which are to be performed late in the first quarter of 2011, could result in the acceleration of approximately $17 million of contributions from future years into 2011. The Company may elect at any time to make additional voluntary contributions.

Qualified pension benefit payments are paid from the assets held in the plan trust, while nonqualified pension and other benefit payments are paid by the Company. Future benefit payments by year are estimated to be as follows:

	Pension Benefits	Other Benefits
	(thousands)
2011	$101,700	$1,445
2012	98,300	1,374
2013	97,481	1,319
2014	96,942	1,286
2015	95,620	1,263
2016-2020	463,967	6,225

Defined Contribution Plans

The Company also sponsors defined contribution plans for most of its employees. Through 2004, the Company sponsored four contributory defined contribution savings plans for most of its salaried and hourly employees: a plan for Retail employees, a plan for non-Retail salaried employees, a plan for union hourly employees, and a plan for non-Retail, nonunion hourly employees. The plan for non-Retail salaried employees included an employee stock ownership plan (“ESOP”) component and the Company’s Series D ESOP convertible preferred stock were fully allocated to eligible participants in prior years. Total Company contributions to the defined contribution savings plans were $3.2 million in 2010, $1.3 million in 2009 and $8.0 million in 2008.

13.	Shareholders’ Equity

Preferred Stock

At December 25, 2010, 686,696 shares of 7.375% Series D ESOP convertible preferred stock were outstanding, compared with 810,654 shares outstanding at December 26, 2009 and 945,899 shares outstanding at December 27, 2008. The Series D ESOP convertible preferred stock is shown in the Consolidated Balance Sheets at its liquidation preference of $45 per share. All shares outstanding have been allocated to participants in the plan. Each ESOP preferred share is entitled to one vote, bears an annual cumulative dividend of $3.31875 and is convertible at any time by the trustee to 0.82168 share of common stock. The ESOP preferred shares may not be redeemed for less than the liquidation preference.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, of which 85,057,710 shares were issued and outstanding at December 25, 2010. Of the unissued shares, 12,916,933 shares were reserved for the following purposes:

Conversion or redemption of Series D ESOP preferred stock	564,244
Issuance under 2003 OfficeMax Incentive and Performance Plan	11,493,978
Issuance under Key Executive Stock Option Plan	781,160
Issuance under Director Stock Compensation Plan	7,475
Issuance under Director Stock Option Plan	9,000
Issuance under 2001 Key Executive Deferred Compensation Plan	3,889
Issuance under 2003 Director Stock Compensation Plan	57,187

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the following:

	Pension and Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Unrealized Hedge Loss Adjustment	Accumulated Other Comprehensive Income (Loss)
	(thousands)
Balance at December 27, 2008	$(340,925)	$73,187	$—	$(267,738)
Current-period changes, before taxes	144,206	47,477	—	191,683
Income taxes	(56,460)	—	—	(56,460)

Balance at December 26, 2009	(253,179)	120,664	—	(132,515)
Current-period changes, before taxes	27,263	21,290	(1,233)	47,320
Income taxes	(10,907)	—	349	(10,558)

Balance at December 25, 2010	$(236,823)	$141,954	$(884)	$(95,753)

Share-Based Payments

The Company sponsors several share-based compensation plans, which are described below. The Company recognizes compensation expense from all share-based payment transactions with employees in the consolidated financial statements at fair value. Compensation costs related to the Company’s share-based plans were $13.2 million, $8.5 million and $0.3 million for 2010, 2009 and 2008, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $5.1 million, $3.3 million and $0.1 million for 2010, 2009 and 2008, respectively.

2003 Director Stock Compensation Plan and OfficeMax Incentive and Performance Plan

In February 2003, the Company’s Board of Directors adopted the 2003 Director Stock Compensation Plan (the “2003 DSCP”) and the 2003 OfficeMax Incentive and Performance Plan (the “2003 Plan,” formerly named the 2003 Boise Incentive and Performance Plan), which were approved by shareholders in April 2003. At December 25, 2010, a total of 57,187 shares of common stock were reserved for issuance under the 2003 DSCP, and a total of 11,493,978 shares of common stock were reserved for issuance under the 2003 Plan.

The 2003 Plan was effective January 1, 2003, and replaced the Key Executive Performance Plan for Executive Officers, Key Executive Performance Plan for Key Executives/Key Managers, Key Executive Stock Option Plan (“KESOP”), Key Executive Performance Unit Plan (“KEPUP”) and Director Stock Option Plan (“DSOP”). No further grants or awards have been made under the Key Executive Performance Plans, KESOP, KEPUP, or DSOP since 2003.

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

Restricted Stock and Restricted Stock Units

Restricted stock is restricted until it vests and cannot be sold by the recipient until its restrictions have lapsed. Each restricted stock unit (“RSU”) is convertible into one share of common stock after its restrictions have lapsed. No entries are made in the financial statements on the grant date of restricted stock and RSU awards. The Company recognizes compensation expense related to these awards over the vesting periods based on the closing price of the Company’s common stock on the grant dates. The Company calculates the grant date fair value of the RSU awards by multiplying the number of RSUs by the closing price of the Company’s common stock on the grant date. If these awards contain performance criteria the grant date fair value is set assuming performance at target, and management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. In 2010, 2009 and 2008, the Company recognized $8.0 million, $6.1 million and $0.1 million, respectively, of pre-tax compensation expense and additional paid-in capital related to restricted stock and RSU awards. The remaining compensation expense to be recognized related to outstanding restricted stock and RSUs, net of estimated forfeitures, is approximately $9.8 million. The remaining compensation expense is to be recognized through the fourth quarter of 2013.

A summary of restricted stock and RSU activity for the years ended December 25, 2010, December 26, 2009 and December 27, 2008 is presented in the following table:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, December 29, 2007	1,724,281	$37.50
Granted	1,742,860	23.17
Vested	(859,661)	22.65
Forfeited	(348,519)	15.01

Nonvested, December 27, 2008	2,258,961	$31.07
Granted	800,828	5.08
Vested	(496,813)	5.65
Forfeited	(633,031)	5.24

Nonvested, December 26, 2009	1,929,945	$16.24
Granted	872,534	13.81
Vested	(1,492)	33.70
Forfeited	(689,852)	20.34

Nonvested, December 25, 2010	2,111,135	$13.89

Restricted stock and RSUs are not included as shares outstanding in the calculation of basic earnings per share, but are included in the number of shares used to calculate diluted earnings per share as long as all applicable performance criteria are met, and their effect is dilutive. When the restriction lapses on restricted stock, the par value of the stock is reclassified from additional paid-in-capital to common stock. When the restriction lapses on RSUs, the units are converted to unrestricted shares of our common stock and the par value of the stock is reclassified from additional paid-in-capital to common stock. Unrestricted shares are included in shares outstanding for purposes of calculating both basic and diluted earnings per share. Depending on the terms of the applicable grant agreement, restricted stock and RSUs may be eligible to accrue all dividends declared on the Company’s common stock during the vesting period; however, such dividends are not paid until the restrictions lapse.

Stock Units

The Company previously had a shareholder approved deferred compensation program for certain of its executive officers that allowed them to defer a portion of their cash compensation. Previously, these executive officers could allocate their deferrals to a stock unit account. Each stock unit is equal in value to one share of the Company’s common stock. The Company matched deferrals used to purchase stock units with a 25% Company allocation of stock units. The value of deferred stock unit accounts is paid in shares of the Company’s common stock when an executive officer retires or terminates employment. There were 3,889 and 5,337 stock units allocated to the accounts of these executive officers at December 25, 2010 and December 26, 2009, respectively. As a result of an amendment to the plan, no additional deferrals can be allocated to the stock unit accounts.

Stock Options

The Company’s stock options generally are issued at a price equal to fair market value on the grant date and typically expire within seven years of the grant date. Stock options granted under the OfficeMax Incentive and Performance Plan generally vest over a three year period. In 2010, 2009 and 2008, the Company recognized $5.2 million, $2.4 million and $0.2 million, respectively, of pre-tax compensation expense and additional paid-in capital related to stock options. The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is approximately $12.4 million.

A summary of stock option activity for the years ended December 25, 2010, December 26, 2009 and December 27, 2008 is presented in the following table:

	2010		2009		2008
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Balance at beginning of year	3,249,773	$15.14	1,495,795	$31.95	1,596,295	$31.84
Options granted	2,060,246	16.24	2,071,360	4.77	—	—
Options exercised	(408,519)	4.80	—	—	—	—
Options forfeited and expired	(588,210)	16.02	(317,382)	26.70	(100,500)	30.08

Balance at end of year	4,313,290	$16.52	3,249,773	$15.14	1,495,795	$31.95

Exercisable at end of year	1,301,257		1,225,646		1,400,462

Weighted average fair value of options granted (Black-Scholes)	$8.08		$2.63		$—

The following table provides summarized information about stock options outstanding at December 25, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	11,171	—	$2.50	11,171	$2.50
$4.00 – $5.00	1,355,269	5.1	4.75	233,926	4.71
$12.00 – $16.00	915,690	6.1	14.52	—	—
$18.00 – $28.00	1,356,200	5.4	20.84	381,200	27.71
$28.01 – $39.00	674,960	2.0	34.44	674,960	34.44

At December 25, 2010, the aggregate intrinsic value was $21.3 million for outstanding stock options and $3.3 million for exercisable stock options. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company’s closing stock price on the last trading day of the fourth quarter of 2010 and the exercise price, multiplied by the number of in-the-money stock options at the end of the quarter).

In 2010, the Company granted stock options for 2,060,246 shares of our common stock and estimated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.12%, expected life of 3.7 years and expected stock price volatility of 67.21%. In 2009, the Company granted stock options for 2,071,360 shares of our common stock and estimated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of

2.2%, expected life of 3.0 years and expected stock price volatility of 87.3%. The risk-free interest rate assumptions are based on the applicable Treasury bill rates over the options’ expected lives; the expected life assumptions are based on the time period stock options are expected to be outstanding based on historical experience; and the expected stock price volatility assumptions are based on the historical and implied volatility of the Company’s common stock. The Company did not grant any stock options during 2008.

14.	Segment Information

The Company manages its business using three reportable segments: Contract, Retail, and Corporate and Other. Management reviews the performance of the Company based on these segments.

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

Management evaluates the segments’ performances using segment income (loss) which is based on operating income (loss) after eliminating the effect of certain operating items that are not indicative of our core operations such as severances, facility closures and adjustments, and asset impairments. These certain operating items are reported on the goodwill and other asset impairments and the other operating expenses lines in the Consolidated Statements of Operations.

The following table summarizes by geography, net sales for fiscal years 2010, 2009 and 2008, and non-current assets at each year-end:

	2010	2009	2008
	(millions)
Net sales
United States	$5,770.0	$5,952.8	$6,728.5
Foreign	1,380.0	1,259.3	1,538.5

Total	$7,150.0	$7,212.1	$8,267.0

Non-current assets
United States	$1,925.0	$1,909.8	$2,187.3
Foreign	139.6	138.4	131.3

Total	$2,064.6	$2,048.2	$2,318.6

There is no single customer that accounts for 10% or more of consolidated trade sales.

Segment sales to external customers by product line are as follows:

	2010	2009	2008
	(millions)
Contract
Office supplies and paper	$2,086.6	$2,138.5	$2,518.7
Technology products	1,185.5	1,174.0	1,299.2
Office furniture	362.1	344.2	492.1

Total	$3,634.2	$3,656.7	$4,310.0

Retail
Office supplies and paper	$1,469.2	$1,446.9	$1,551.7
Technology products	1,837.8	1,872.6	2,052.6
Office furniture	208.8	235.9	352.7

Total	$3,515.8	$3,555.4	$3,957.0

Total OfficeMax
Office supplies and paper	$3,555.8	$3,585.4	$4,070.4
Technology products	3,023.3	3,046.6	3,351.8
Office furniture	570.9	580.1	844.8

Total	$7,150.0	$7,212.1	$8,267.0

The following tables contain details of the Company’s operations by segment:

	Sales	Segment income	Goodwill and other asset impairments	Other operating, net	Operating income	Interest and other, net	Income (loss) before income taxes
	(millions)
Year ended December 25, 2010
Contract	$3,634.2	$94.3	$—	$—	$94.3
Retail	3,515.8	103.9	(11.0)	(12.5)	80.4
Corporate and Other	—	(37.6)	—	9.4	(28.2)

Total	$7,150.0	$160.6	$(11.0)	$(3.1)	$146.5	$(30.8)	$115.7

Year ended December 26, 2009
Contract	$3,656.7	$58.0	$—	$(15.3)	$42.7
Retail	3,555.4	44.9	(17.6)	(33.3)	(6.0)
Corporate and Other	—	(40.0)	—	(0.7)	(40.7)

Total	$7,212.1	$62.9	$(17.6)	$(49.3)	$(4.0)	$(26.3)	$(30.3)

Year ended December 27, 2008
Contract	$4,310.0	$167.3	$(815.5)	$(9.3)	$(657.5)
Retail	3,957.0	61.2	(548.9)	(17.4)	(505.1)
Corporate and Other	—	(36.6)	(735.8)	(1.2)	(773.6)

Total	$8,267.0	$191.9	$(2,100.2)	$(27.9)	$(1,936.2)	$(36.2)	$(1,972.4)

	Selected components of income (loss)		Selected balance sheet items
	Earnings from affiliates	Depreciation and amortization	Capital expenditures	Assets	Investments in affiliates
	(millions)
Year ended December 25, 2010
Contract	$—	$51.6	$61.2	$1,039.8	$—
Retail	—	49.3	32.3	1,209.6	—
Corporate and Other	7.3	—	—	1,829.5	175.0

Total	$7.3	$100.9	$93.5	$4,078.9	$175.0

Year ended December 26, 2009
Contract	$—	$57.5	$18.0	$1,035.2	$—
Retail	—	58.9	20.3	1,239.6	—
Corporate and Other	6.7	—	—	1,794.7	175.0

Total	$6.7	$116.4	$38.3	$4,069.5	$175.0

Year ended December 27, 2008
Contract	$—	$65.6	$34.2	$895.4	$—
Retail	—	77.2	109.8	1,504.8	—
Corporate and Other	6.2	0.1	—	1,773.4	175.0

Total	$6.2	$142.9	$144.0	$4,173.6	$175.0

15.	Commitments and Guarantees

Commitments

The Company has commitments for minimum lease payments due under noncancelable leases and for the repayment of outstanding long-term debt. In addition, the Company has purchase obligations for goods and services and capital expenditures that were entered into in the normal course of business. As previously disclosed, we have liabilities associated with retirement and benefit plans.

In connection with the sale of our paper, forest products and timberland assets in 2004, the Company entered into a paper supply contract with a former affiliate of Boise Cascade, L.L.C., Boise White Paper, L.L.C., now owned by Boise Inc., under which we are obligated to purchase our North American requirements for cut-size office paper, to the extent Boise White Paper, L.L.C. or its successor, produces such paper, until December 2012, at prices approximating market levels. The Company’s purchase obligations under the agreement will phase-out over a four-year period beginning one year after the delivery of notice of termination, but not prior to December 31, 2012. Purchases under the agreement were $615.6 million, $633.9 million and $668.3 million for 2010, 2009 and 2008, respectively.

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of 2010, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $48.8 million. As the estimated purchase price was greater at the end of 2010 than the carrying value of the noncontrolling interest, the Company recorded an adjustment to state the noncontrolling interest at the estimated purchase price, and, as the estimated purchase price approximates fair value, the offset was recorded to additional paid-in capital.

Guarantees

The Company provides guarantees, indemnifications and assurances to others.

Indemnification obligations may arise from the Asset Purchase Agreement between OfficeMax Incorporated, OfficeMax Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C. and Boise Land & Timber Corp. The Company has agreed to provide indemnification with respect to a variety of obligations. These indemnification obligations are subject, in some cases, to survival periods, deductibles and caps. At December 25, 2010, the Company is not aware of any material liabilities arising from these indemnifications.

There are eight operating leases that have been assigned to other parties but for which the Company remains contingently liable in the event of nonpayment by the other parties. The lease terms vary and, assuming exercise of renewal options, extend through 2019. Annual rental payments under these leases are approximately $4.3 million.

The Company and its affiliates enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, officer and director indemnifications against third-party claims arising out of arrangements to provide services to the Company and indemnifications in merger and acquisition agreements. It is impossible to quantify the maximum potential liability under these indemnifications. At December 25, 2010, the Company is not aware of any material liabilities arising from these indemnifications.

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

17.	Quarterly Results of Operations (unaudited)

Summarized quarterly financial data is as follows:

	2010				2009
	First(a)	Second(b)	Third	Fourth(c)	First(d)	Second(e)	Third(f)	Fourth(g)
	(millions, except per-share and stock price information)
Sales	$1,917.3	$1,653.2	$1,813.4	$1,766.2	$1,911.7	$1,657.9	$1,831.9	$1,810.5
Gross Profit	$505.5	$427.7	$470.4	$446.0	$465.6	$394.9	$434.7	$442.4
Percent of sales	26.4%	25.9%	25.9%	25.3%	24.4%	23.8%	23.7%	24.4%
Operating income	$49.4	$28.1	$40.9	$28.1	$27.5	$(27.5)	$25.2	$(29.2)
Net income (loss) available to OfficeMax common shareholders	$24.8	$11.8	$20.0	$12.1	$13.1	$(17.7)	$5.7	$(3.2)
Net income (loss) per common share available to OfficeMax common shareholders(h)
Basic	$0.29	$0.14	$0.23	$0.14	$0.17	$(0.23)	$0.07	$(0.04)
Diluted	$0.29	$0.14	$0.23	$0.14	$0.17	$(0.23)	$0.07	$(0.04)
Common stock dividends paid per share	—	—	—	—	—	—	—	—
Common stock prices(i)
High	$17.34	$19.79	$15.81	$19.20	$8.44	$9.49	$13.92	$14.50
Low	$12.60	$14.21	$9.67	$12.73	$1.86	$2.88	$4.81	$9.58

(a)	Includes a $13.4 million pre-tax charge related to Retail store closures in the U.S., and a $0.8 million pre-tax charge for severance related to Contract reorganizations.
(b)	Includes a $1.1 million pre-tax charge related to Retail store closures in the U.S., and a $3.9 million of pre-tax income related to the adjustment of a reserve associated with our legacy building materials manufacturing facility near Elma, Washington.
(c)	Includes an $11.0 million non-cash pre-tax charge to impair fixed assets associated with our Retail stores in the U.S., $2.8 million of pre-tax income related to the adjustment of previously established reserves for severance and store closures and a $5.5 million of pre-tax income related to the adjustment of a reserve associated with our legacy building materials manufacturing facility near Elma, Washington.
(d)	Includes a $9.9 million pre-tax charge related to Retail store closures in the U.S., and a pre-tax benefit of $2.6 million recorded as other income related to tax distributions on the Boise Investment.
(e)	Includes a $21.3 million pre-tax charge primarily related to Retail store closures in the U.S., a $6.9 million pre-tax severance charge recorded in the Contract segment, and a pre-tax benefit of $4.4 million recorded as interest income related to a tax escrow balance established in a prior period in connection with our legacy Voyageur Panel business sold in 2004.
(f)	Includes a $1.5 million pre-tax severance charge recorded in the Contract segment.
(g)	Includes a $17.6 million non-cash pre-tax charge to impair fixed assets associated with our Retail stores in the U.S. and Mexico and $9.6 million of pre-tax severance and other charges, principally related to reorganizations of our U.S. and Canadian Contract sales forces and customer fulfillment centers, as well as a streamlining of our Retail store staffing. Also includes the release of $14.9 million in tax uncertainty reserves related to the deductibility of interest on certain of our industrial revenue bonds.
(h)	Quarters added together may not equal full year amount because each quarter is calculated on a stand-alone basis.
(i)	The Company’s common stock (symbol OMX) is traded on the New York Stock Exchange.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

OfficeMax Incorporated:

We have audited the accompanying consolidated balance sheets of OfficeMax Incorporated and subsidiaries as of December 25, 2010 and December 26, 2009, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 25, 2010. We also have audited OfficeMax Incorporated’s internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). OfficeMax Incorporated’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OfficeMax Incorporated and subsidiaries as of December 25, 2010 and December 26, 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 25, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, OfficeMax Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 25, 2010, based on criteria established in Internal Control—Integrated Framework issued by (COSO).

KPMG LLP

Chicago, Illinois

February 21, 2011

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

Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 25, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, management concluded that as of December 25, 2010, OfficeMax’s internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. That report is included on page 79 of this Form 10-K.

(c)	Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

(a)	None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors and nominees for director is presented under the caption “Board of Directors” in our proxy statement and is incorporated herein by reference.

Information concerning our executive officers is presented under the caption “Executive Officers of the Registrant” in Part 1 of this Form 10-K and is incorporated herein by reference.

Information concerning our Audit Committee and our Audit Committee financial expert is set forth under the caption “Audit Committee Report” in our proxy statement and is incorporated herein by reference.

Information concerning the procedures by which security holders may recommend nominees to our Board of Directors is set forth under the caption “Other Information—Stockholder Nominations for Directors” in our proxy statement and is incorporated herein by reference.

Information concerning compliance with Section 16 of the Securities Exchange Act of 1934 is set forth under the caption “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to all OfficeMax employees and directors, including our senior financial officers. The Code is available, free of charge, on our website at investor.officemax.com by clicking on “Code of Ethics.” You also may obtain copies of this Code, free of charge, by contacting our Investor Relations Department, 263 Shuman Boulevard, Naperville, Illinois 60563, or by calling (630) 864-6800. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to disclose such amendments or waivers by posting the required information on our website at the address above.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning compensation of OfficeMax’s executive officers and directors for the year ended December 25, 2010, is presented under the captions “Executive Compensation,” “Summary Compensation Table,” “Award Tables,” “Other Compensation and Benefit Plans,” “Estimated Current Value of Change in Control Benefits,” “Estimated Termination Benefits” and “Director Compensation” in our proxy statement. This information is incorporated herein by reference.

Information concerning compensation committee interlocks is presented under the caption “Executive Compensation Committee Interlocks and Insider Participation” in our proxy statement and is incorporated herein by reference.

The report of our Executive Compensation Committee can be found under the caption “Executive Compensation Committee Report” in our proxy statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning the security ownership of certain beneficial owners as of December 31, 2010, is set forth under the caption “Stock Ownership—Ownership of More Than 5% of OfficeMax Stock” in our proxy statement and is incorporated herein by reference.

Information concerning the security ownership of our directors and executive officers as of December 31, 2010, is set forth under the caption “Stock Ownership—Directors and Executive Officers” in our proxy statement and is incorporated herein by reference.

Our shareholders have approved all of the Company’s equity compensation plans, including the Director Stock Compensation Plan (the “DSCP”), the 2003 Director Stock Compensation Plan (the “2003 DSCP”) and the 2003 OfficeMax Incentive and Performance Plan (the “2003 Plan”), formerly the Boise Incentive and Performance Plan. These plans are designed to further align our directors’ and management’s interests with the Company’s long-term performance and the long-term interests of our shareholders. The following table provides information regarding the equity securities that may be issued under our equity compensation plans as of December 25, 2010.

Equity Compensation Plan Information(a)
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights (#)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights ($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column) (#)
Equity compensation plans approved by security holders	6,420,536	(b)	$11.10	5,928,264	(c)
Equity compensation plans not approved by security holders	—		—	—

Total	6,420,536		$11.10	5,928,264

(a)	Neither of the following are included in this table: (a) Series D Preferred Stock in the Employee Stock Ownership Plan (ESOP) fund or (b) the deferred stock unit components of the Company’s 2001 Key Executive Deferred Compensation Plan.
(b)	Includes 7,475 shares issuable under the DSCP, 3,696 shares issuable under the 2003 DSCP, 9,000 shares issuable under the Director Stock Option Plan, 781,160 shares issuable under the Key Executive Stock Option Plan, and 5,619,205 shares issuable under the 2003 Plan. The Director Stock Option Plan and Key Executive Stock Option Plan have been replaced by the 2003 Plan.
(c)	As of December 25, 2010, 53,491 shares were issuable under the 2003 DSCP and 5,874,773 shares were issuable under the 2003 Plan.

See Note 13, “Shareholders Equity,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this form 10-K for additional information related to our equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning the independence of our directors, certain relationships and related transactions during 2010 and our policies with respect to such transactions is set forth under the captions “Board of Directors—Director Independence” and “Board of Directors—Board of Directors Related Transactions” in our proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is set forth under the captions “Items You May Vote On—Appointment of Independent Registered Public Accounting Firm” and “Audit Committee Report—Audit, Audit Related, and Other Nonaudit Services” in our proxy statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as a part of this Form 10-K:

(1)	Consolidated Financial Statements.

The Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm are presented in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

•	Consolidated Balance Sheets as of December 25, 2010 and December 26, 2009.

•	Consolidated Statements of Operations for the years ended December 25, 2010, December 26, 2009 and December 27, 2008.

•	Consolidated Statements of Cash Flows for the years ended December 25, 2010, December 26, 2009 and December 27, 2008.

•	Consolidated Statements of Equity for the years ended December 25, 2010, December 26, 2009 and December 27, 2008.

•	Notes to Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedules.

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

OfficeMax Incorporated

By	/s/ RAVICHANDRA SALIGRAM
Ravichandra Saligram Chief Executive Officer

Dated: February 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 21, 2011.

Signature	Capacity
(i) Principal Executive Officer:

/s/ RAVICHANDRA SALIGRAM Ravichandra Saligram	Chief Executive Officer

(ii) Principal Financial Officer:

/s/ BRUCE BESANKO Bruce Besanko	Executive Vice President, Chief Financial Officer and Chief Administrative Officer

(iii) Principal Accounting Officer:

/s/ DEBORAH A. O’CONNOR Deborah A. O’Connor	Senior Vice President, Finance and Chief Accounting Officer

(iv) Directors:

/s/ DORRIT J. BERN Dorrit J. Bern	/s/ WARREN F. BRYANT Warren F. Bryant

/s/ JOSEPH M. DEPINTO Joseph M. DePinto	/s/ WILLIAM J. MONTGORIS William J. Montgoris

/s/ RAKESH GANGWAL Rakesh Gangwal	/s/ RAVICHANDRA SALIGRAM Ravichandra Saligram

/s/ FRANCESCA RUIZ DE LUZURIAGA Francesca Ruiz de Luzuriaga	/s/ DAVID M. SZYMANSKI David M. Szymanski

Consent of Independent Registered Public Accounting Firm

To the Board of Directors of OfficeMax Incorporated:

We consent to the incorporation by reference in the registration statement (No. 333-162866) on Form S-1; the registration statements (Nos. 2-72176, 33-28595, 33-21964, 33-31642, 333-105223, 333-105245, 333-37124, 333-86425, 333-86427, 333-61106, 333-113648, 333-110397, 333-150957 and 333-166880) on Form S-8; and the registration statements (Nos. 333-41033, 333-74450 and 333-86362) on Form S-3 of OfficeMax Incorporated of our report dated February 21, 2011, with respect to the consolidated balance sheets of OfficeMax Incorporated as of December 25, 2010 and December 26, 2009, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 25, 2010, and the effectiveness of internal control over financial reporting as of December 25, 2010, which report appears in the December 25, 2010 annual report on Form 10-K of OfficeMax Incorporated.

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois

February 21, 2011

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed with the Annual Report on Form 10-K for the fiscal year ended December 25, 2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
2.1	Asset Purchase Agreement dated July 26, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise Southern Company, Minidoka Paper Company and Forest Products Holdings, L.L.C., and Boise Land & Timber Corp.	8-K	001-05057	2	7/28/2004

3.1	Conformed Restated Certificate of Incorporation, as restated to date	S-1	333-162866	3.1.1	11/4/2009

3.2	Amended and Restated Bylaws, as amended to February 12, 2009	8-K	001-05057	3.1	2/18/2009

4.1(1)	Trust Indenture between Boise Cascade Corporation (now OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended	S-3	33-5673	4	5/13/1986

4.2	Amended and Restated Loan and Security Agreement dated as of July 12, 2007	8-K	001-05057	99.1	7/18/2007

4.3	Indenture dated as of December 21, 2004 by and between OMX Timber Finance Investments II, LLC, as the Issuer and Wells Fargo Bank Northwest, N.A., as Trustee	8-K	001-05057	99.1	9/22/2008

4.4	Indenture dated as of December 21, 2004 by and between OMX Timber Finance Investments I, LLC, as the Issuer and Wells Fargo Bank Northwest, N.A., as Trustee	S-1/A	333-162866	4.4	12/14/2009

9	Inapplicable

10.1(a)	Paper Purchase Agreement between Boise White Paper, L.L.C., OfficeMax Contract, Inc., and OfficeMax North America, Inc.	10-Q	001-05057	10.1	11/9/2004

10.2	Installment Note for $559,500,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.3	11/9/2004

10.3	Installment Note for $258,000,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Southern Company (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.4	11/9/2004

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.4	Installment Note for $817,500,000 between Boise Land & Timber II, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.5	11/9/2004

10.5	Guaranty by Wachovia Corporation dated October 29, 2004	10-Q	001-05057	10.6	11/9/2004

10.6	Guaranty by Lehman Brothers Holdings Inc. dated October 29, 2004	10-Q	001-05057	10.7	11/9/2004

10.7	Registration Rights Agreement among Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C. dated October 29, 2004	10-Q	001-05057	10.11	11/9/2004

10.8	Restructuring Agreement and Amendment No. 1 to Securityholders Agreement by and among Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C., Boise Land & Timber Corp., Forest Product Holdings, L.L.C., OfficeMax Incorporated and Kooskia Investment Corporation	8-K	001-05057	99.1	11/15/2006

10.9	Boise Cascade Holdings, L.L.C. Second Amended and Restated Operating Agreement	8-K	001-05057	99.2	11/16/2006

10.10	Securityholders Agreement among Boise Cascade Corporation (now OfficeMax incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004	10-Q	001-05057	10.14	11/9/2004

10.11	Purchase Agreement dated December 13, 2004, between OMX Timber Finance Investments I, LLC, OMX Timber Finance Investments II, LLC, OfficeMax Incorporated, Wachovia Capital Markets, LLC, and Lehman Brothers Inc.	8-K	001-05057	10.1	12/17/2004

10.12	Indemnification Agreement dated December 13, 2004, between Wachovia Corporation, Lehman Brothers Holdings Inc., OMX Timber Finance Investments I, LLC, OMX Timber Finance Investments II, LLC, OfficeMax Incorporated, Wachovia Capital Markets, LLC, Lehman Brothers Inc.	8-K	001-05057	10.2	12/17/2004

10.13†	Executive Savings Deferral Plan	8-K	001-05057	10.2	12/15/2004

10.14†	2005 Deferred Compensation Plan	8-K	001-05057	10.3	12/15/2004

10.15†	2005 Directors Deferred Compensation Plan	8-K	001-05057	10.4	12/15/2004

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.16†	Directors Compensation Summary Sheet					X

10.17†	Form of OfficeMax Incorporated Nonstatutory Stock Option Agreement	8-K	001-05057	10.1	1/6/2005

10.18†	Executive Life Insurance Program	8-K	001-05057	10.1	2/16/2005

10.19†	Officer Annual Physical Program	8-K	001-05057	10.2	2/16/2005

10.20†	Financial Counseling Program	8-K	001-05057	10.3	2/16/2005

10.21†	Executive Officer Mandatory Retirement Policy	10-K	001-05057	10.31	3/16/2005

10.22†	1982 Executive Officer Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.4	3/2/2004

10.23†	Nonbusiness Use of Corporate Aircraft Policy, as amended	10-K	001-05057	10.13	3/14/1994

10.24†	Supplemental Early Retirement Plan for Executive Officers, as amended through September 26, 2003	10-K	001-05057	10.6	3/2/2004

10.25†	Boise Cascade Corporation (now OfficeMax Incorporated) Supplemental Pension Plan, as amended through September 26, 2003	10-K	001-05057	10.7	3/2/2004

10.26†	1980 Split Dollar Life Insurance Plan, as amended through September 25, 2003	10-K	001-05057	10.10	3/2/2004

10.27†	Form of Directors’ Indemnification Agreement, as revised September 26, 2003	10-K	001-05057	10.15	3/2/2004

10.28(2)†	Deferred Compensation and Benefits Trust, as amended for the Form of Sixth Amendment dated May 1, 2001	10-Q	001-05057	10	11/13/2001

10.29†	Director Stock Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.17	3/2/2004

10.30†	Directors Stock Option Plan, as amended through September 26, 2003	10-K	001-05057	10.18	3/2/2004

10.31†	2001 Key Executive Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.23	3/2/2004

10.32†	2001 Board of Directors Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.24	3/2/2004

10.33†	Key Executive Performance Unit Plan, as amended through September 26, 2003	10-K	001-05057	10.25	3/2/2004

10.34†	2003 Director Stock Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.26	3/2/2004

10.35†	Nonstatutory Stock Option Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—70,000 shares	8-K	001-05057	10.2	4/20/2005

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.36†	Nonstatutory Stock Option Award Agreement between OfficeMax Incorporated and Sam Duncan dated April 18, 2005—180,000 shares	8-K	001-05057	10.3	4/20/2005

10.37	Amended and Restated Going Public Agreement dated as of May 17, 2005	8-K	001-05057	10.1	5/23/2005

10.38†	Amendment to the OfficeMax Incorporated 2003 Director Stock Compensation Plan	8-K	001-05057	—	2/20/2007

10.39†	Amendment to OfficeMax Incorporated Executive Savings Deferral Plan	8-K	001-05057	99.2	12/14/2005

10.40†	Form of 2006 Restricted Stock Unit Award Agreement	8-K	001-05057	10.2	2/15/2006

10.41†	Form of 2007 Directors’ Restricted Stock Unit Award Agreement	8-K	001-05057	99.3	8/1/2007

10.42	Nondisclosure and Noncompetition Agreement between OfficeMax Incorporated and Mr. Martin dated September 13, 2007	8-K	001-05057	99.4	9/19/2007

10.43†	Form of 2008 Restricted Stock Unit Award Agreement (Performance Based)	8-K	001-05057	99.2	2/26/2008

10.44†	Form of 2008 Restricted Stock Unit Award Agreement (Time Based)	10-Q	001-05057	10.3	5/7/2008

10.45†	Form of 2008 Director Restricted Stock Unit Award Agreement	8-K	001-05057	99.2	7/29/2008

10.46†	Executive Officer Severance Pay Policy	10-Q	001-05057	10.4	11/6/2008

10.47†	Form of Executive Officer Change in Control Severance Agreement	10-Q	001-05057	10.5	11/6/2008

10.48†	Amendment to OfficeMax Incorporated 2005 Directors Deferred Compensation Plan	10-Q	001-05057	10.6	11/6/2008

10.49†	Form of Amendment of OfficeMax Incorporated Executive Savings Deferral Plan	8-K	001-05057	99.1	1/28/2009

10.50†	Form of 2009 Annual Incentive Award Agreement	8-K	001-05057	99.2	2/18/2009

10.51†	Form of 2009 Restricted Stock Unit Award Agreement (Performance Based)	8-K	001-05057	99.4	2/18/2009

10.52†	Form of 2009 Nonqualified Stock Option Award Agreement	8-K	001-05057	99.5	2/18/2009

10.53†	Bruce Besanko Change in Control Agreement dated February 16, 2009	8-K	001-05057	99.1	3/6/2009

10.54†	Bruce Besanko Nondisclosure and Noncompetition Agreement dated March 2, 2009	8-K	001-05057	99.2	3/6/2009

10.55†	Form of 2009 Director Restricted Stock Unit Award Agreement	8-K	001-05057	99.1	7/28/2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.56	Contribution Agreement between OfficeMax Incorporated and Evercore Trust Company, N.A., the independent fiduciary of the Master Trust, dated November 3, 2009	8-K	001-05057	99.1	11/4/09

10.57	Registration Rights Agreement between OfficeMax Incorporated and Evercore Trust Company, N.A., the independent fiduciary of the Master Trust, dated as of November 3, 2009	8-K	001-05057	10.1	11/4/09

10.58†	Transition and Retirement Agreement between Mr. Duncan and OfficeMax Incorporated dated February 11, 2010	8-K	001-05057	99.2	2/16/2010

10.59†	Form of 2010 Nonqualified Stock Option Award Agreement	8-K	001-05057	99.5	2/16/2010

10.60†	2003 OfficeMax Incentive and Performance Plan as amended and restated effective April 14, 2010	DEF14A	001-05057	Appendix A	3/4/2010

10.61†	Form of 2010 Annual Incentive Award Agreement and form of Annual Incentive Award Agreement issued to Mr. Duncan	10-Q	001-05057	10.3	4/30/2010

10.62†	Form of 2010 Restricted Stock Unit Award Agreement (Performance Based)	10-Q	001-05057	10.4	4/30/2010

10.63†	Form of 2010 Director Restricted Stock Unit Award Agreement	8-K	001-05057	99.2	8/3/2010

10.64†	Form of 2010 Restricted Stock Unit Award Agreement (Time Based)	8-K	001-05057	99.1	8/18/2010

10.65†	Employment Agreement between OfficeMax Incorporated and Ravi Saligram dated October 13, 2010	8-K	001-05057	10.1	10/19/2010

10.66†	Form of Annual Incentive Award Agreement between OfficeMax Incorporated and Ravi Saligram	8-K	001-05057	10.2	10/19/2010

10.67†	Form of 2010 Nonqualified Stock Option Award Agreement between OfficeMax Incorporated and Ravi Saligram (first)	8-K	001-05057	10.3	10/19/2010

10.68†	Form of 2010 Nonqualified Stock Option Award Agreement between OfficeMax Incorporated and Ravi Saligram (second)	8-K	001-05057	10.4	10/19/2010

10.69†	Form of Restricted Stock Unit Award Agreement—Time-Based between OfficeMax Incorporated and Ravi Saligram	8-K	001-05057	10.5	10/19/2010

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith
10.70†	Form of Change in Control Letter Agreement between OfficeMax Incorporated and Ravi Saligram	8-K	001-05057	10.6	10/19/2010

10.71†	Form of Nondisclosure and Fair Competition Agreement between OfficeMax Incorporated and Ravi Saligram	8-K	001-05057	10.7	10/19/2010

11	Inapplicable

12	Inapplicable

13	Inapplicable

14(3)	Code of Ethics

16	Inapplicable

18	Inapplicable

21	Significant subsidiaries of the registrant					X

22	Inapplicable

23	Consent of KPMG LLP, independent registered public accounting firm (see page 85)					X

24	Inapplicable

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated					X

†	Indicates exhibits that constitute management contracts or compensatory plans or arrangements.
(a)	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
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

(2)	The Deferred Compensation and Benefits Trust, as amended and restated as of December 13, 1996, was filed as exhibit 10.18 in our Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Amendment No. 4, dated July 29, 1999, to the Deferred Compensation and Benefits Trust was filed as exhibit 10.18 in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Amendment No. 5, dated December 6, 2000, to the Deferred Compensation and Benefits Trust was filed as exhibit 10.18 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment No. 6, dated May 1, 2001, to the Deferred Compensation and Benefits Trust was filed as exhibit 10 in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001. Each of the documents referenced in this footnote is incorporated herein by reference.
(3)	Our Code of Ethics can be found on our website investor.officemax.com by clicking on “Code of Ethics.”