Form 10-Q
period 2011-03-26
OFFICEMAX INC
filed 2011-04-29
CIK 12978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 20, 2011
Common Stock, $2.50 par value	85,968,573

ITEM 1.	FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Three Months Ended
	March 26, 2011	March 27, 2010
	(unaudited)
Sales	$1,863,001	$1,917,254
Cost of goods sold and occupancy costs	1,388,489	1,411,788

Gross profit	474,512	505,466
Operating expenses
Operating, selling and general and administrative expenses	445,900	441,925
Other operating expenses	—	14,188

Operating income	28,612	49,353
Interest expense	(18,767)	(18,316)
Interest income	11,020	10,616
Other income, net	38	51

Pre-tax income	20,903	41,704
Income tax expense	(7,670)	(15,401)

Net income attributable to OfficeMax and noncontrolling interest	13,233	26,303
Joint venture results attributable to noncontrolling interest	(1,330)	(855)

Net income attributable to OfficeMax	$11,903	$25,448
Preferred dividends	(537)	(669)

Net income available to OfficeMax common shareholders	$11,366	$24,779

Net income per common share
Basic	$0.13	$0.29
Diluted	$0.13	$0.29

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands)

	March 26, 2011	December 25, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$444,091	$462,326
Receivables, net	548,827	546,885
Inventories	750,922	846,463
Deferred income taxes and receivables	98,859	99,613
Other current assets	62,271	58,999

Total current assets	1,904,970	2,014,286

Property and equipment:
Land and land improvements	41,260	41,317
Buildings and improvements	489,357	487,160
Machinery and equipment	773,424	818,081

Total property and equipment	1,304,041	1,346,558
Accumulated depreciation	(910,017)	(949,269)

Net property and equipment	394,024	397,289

Intangible assets, net	82,649	83,231
Investment in Boise Cascade Holdings, L.L.C.	175,000	175,000
Timber notes receivable	899,250	899,250
Deferred income taxes	277,063	284,529
Other non-current assets	233,597	225,344

Total assets	$3,966,553	$4,078,929

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	March 26, 2011	December 25, 2010
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$6,039	$4,560
Accounts payable	595,293	686,106
Income tax payable	8,625	11,055
Accrued expenses and other current liabilities:
Compensation and benefits	106,179	145,911
Other	203,128	196,842

Total current liabilities	919,264	1,044,474

Long-term debt, less current portion	269,694	270,435
Non-recourse debt	1,470,000	1,470,000

Other long-term items:
Compensation and benefits obligations	250,683	250,756
Deferred gain on sale of assets	179,757	179,757
Other long-term liabilities	205,546	213,496

Noncontrolling interest in joint venture	49,311	49,246

Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 680,419 and 686,696 shares outstanding	30,619	30,901
Common stock—$2.50 par value; 200,000,000 shares authorized; 85,967,898 and 85,057,710 shares outstanding	214,920	212,644
Additional paid-in capital	989,418	986,579
Accumulated deficit	(522,775)	(533,606)
Accumulated other comprehensive loss	(89,884)	(95,753)

Total OfficeMax shareholders’ equity	622,298	600,765

Total liabilities and shareholders’ equity	$3,966,553	$4,078,929

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(thousands)

	Three Months Ended
	March 26, 2011	March 27, 2010
	(unaudited)
Cash provided by operations:
Net income attributable to OfficeMax and noncontrolling interest	$13,233	$26,303
Non-cash items in net income:
Earnings on investment in Boise Cascade Holdings L.L.C.	(1,897)	(1,754)
Depreciation and amortization	20,918	26,415
Pension and other postretirement benefits expense	1,982	1,546
Other	5,830	2,428
Changes in operating assets and liabilities:
Receivables	996	964
Inventories	98,538	81,954
Accounts payable and accrued liabilities	(128,296)	(86,455)
Current and deferred income taxes	4,312	18,646
Other	(14,745)	(6,019)

Cash provided by operations	871	64,028

Cash used for investment:
Expenditures for property and equipment	(17,012)	(9,245)
Proceeds from sales of assets, net	72	415

Cash used for investment	(16,940)	(8,830)

Cash used for financing:
Cash dividends paid—preferred stock	(1,142)	(1,348)
Borrowings (payments) of short-term debt, net	1,336	(174)
Payments of long-term debt	(1,062)	(662)
Purchase of Series D preferred stock	(273)	(1,642)
Proceeds from exercise of stock options	1,803	808
Payments related to other share-based compensation	(4,404)	—
Other	11	7

Cash used for financing	(3,731)	(3,011)

Effect of exchange rates on cash and cash equivalents	1,565	987
Increase (decrease) in cash and cash equivalents	(18,235)	53,174

Balance at beginning of the period	462,326	486,570

Balance at end of the period	$444,091	$539,744

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

The accompanying quarterly consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries, except our 88%-owned subsidiary that formerly owned assets in Cuba that were confiscated by the Cuban government in the 1960s, which is accounted for as an investment due to various asset restrictions. We also consolidate the variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements are for the thirteen-week period ended on March 26, 2011 (also referred to as the “first quarter of 2011” or the “three months ended March 26, 2011”) and the thirteen-week period ended on March 27, 2010 (also referred to as the “first quarter of 2010” or the “three months ended March 27, 2010”). The Company’s fiscal year ends on the last Saturday in December. Due primarily to statutory reporting requirements, the Company’s international businesses maintain December 31 year-ends and end their quarters on the last calendar day of the month, with our majority-owned joint venture in Mexico reporting one month in arrears. Fiscal year 2010 included 52 weeks for all reportable segments and businesses. Fiscal year 2011 will include 53 weeks for our U.S. businesses.

The Company manages its business using three reportable segments: OfficeMax, Contract (“Contract segment” or “Contract”); OfficeMax, Retail (“Retail segment” or “Retail”); and Corporate and Other. Management reviews the performance of the Company based on these segments. We present information pertaining to our segments in Note 10, “Segment Information”.

The Company has prepared the quarterly consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. These quarterly consolidated financial statements should be read together with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.

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

Recently Issued or Newly Adopted Accounting Standards

There were no recently issued or newly adopted accounting standards that were applicable to the preparation of our consolidated financial statements for 2011 or that may become applicable to the preparation of our consolidated financial statements in the future.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

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

During the first quarter of 2010, the Company recorded pre-tax charges of $13.4 million in its Retail segment related to facility closure, of which $12.0 million related to the lease liability and other costs associated with closing seven domestic stores prior to the end of their lease terms and $1.4 million was related to other items.

Facility closure reserve account activity during the first three months of 2011 was as follows:

Total
(thousands)
Balance at December 25, 2010	$61,673
Changes to estimated costs included in income	696
Cash payments	(6,827)
Accretion	871

Balance at March 26, 2011	$56,413

Reserve balances were classified in the Consolidated Balance Sheets as follows:

March 26, 2011
(thousands)
Other accrued liabilities	$16,033
Other long-term liabilities	40,380

Total	$56,413

At March 26, 2011, the components of the facilities closure reserve consisted of the following:

Total
(thousands)
Estimated future lease obligations	$119,031
Less: anticipated sublease income	(62,618)

Total	$56,413

3. Severance and Other Charges

The first quarter of 2010 included a charge recorded in our Contract segment of $0.8 million for severance related to reorganizations in our U.S. Contract operations. This charge was included in other operating expenses in the Consolidated Statements of Operations.

As of March 26, 2011, $0.4 million of severance charges previously recorded remain to be paid and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

4. Timber Notes/Non-Recourse Debt

In October 2004, we sold our timberland assets in exchange for $15 million in cash plus credit-enhanced timber installment notes in the amount of $1,635 million (the “Installment Notes”). The Installment Notes were issued by single-member limited liability companies formed by affiliates of Boise Cascade, L.L.C. (the “Note Issuers”). The Installment Notes are 15-year non-amortizing obligations and were issued in two equal $817.5 million tranches bearing interest at 5.11% and 4.98%, respectively. In order to support the issuance of the Installment Notes, the Note Issuers transferred a total of $1,635 million in cash to Lehman Brothers Holdings Inc. (“Lehman”) and Wachovia Corporation (“Wachovia”) (which was later purchased by Wells Fargo & Company) ($817.5 million to each of Lehman and Wachovia). Lehman and Wachovia issued collateral notes (the “Collateral Notes”) to the Note Issuers. Concurrently with the issuance of the Installment and Collateral Notes, Lehman and Wachovia guaranteed the respective Installment Notes and the Note Issuers pledged the Collateral Notes as security for the performance of the Installment Note obligations. The Installment Notes are reported as timber notes receivable in our Consolidated Balance Sheets.

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

We are required for accounting purposes to assess the carrying value of assets whenever circumstances indicate that a decline in value may have occurred. In 2008, we evaluated the carrying value of the Lehman Guaranteed Installment Note and reduced it to the estimated amount we expect to collect ($81.8 million) by recording a non-cash impairment charge of $735.8 million, pre-tax. The ultimate amount to be realized on the Lehman Guaranteed Installment Note depends entirely on the proceeds from the Lehman bankruptcy estate, which may not be finally determined for several years. Our estimate of the expected proceeds has not changed, and at March 26, 2011, the carrying value of the Lehman Guaranteed Installment Note remained at $81.8 million. On April 14, 2010, Lehman filed its Debtors’ Disclosure Statement with the United States Bankruptcy Court for the Southern District of New York. The Disclosure Statement indicated a range of estimated recoveries for general unsecured creditors of Lehman. As our estimate is similar to the estimate included in the Disclosure Statement, we have not adjusted our estimated carrying value for the Lehman Guaranteed Installment Note. Going forward, we intend to adjust the carrying value of the Lehman Guaranteed Installment Note as further information regarding our share of the proceeds, if any, from the Lehman bankruptcy estate becomes available.

Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty. Accordingly, the Lehman Guaranteed Installment Note and underlying Lehman guaranty will be transferred to the holders of the Securitization Notes guaranteed by Lehman in order to settle and extinguish that liability. However, under current generally accepted accounting principles,

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been extinguished. This will occur when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders. We expect that this will occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman ($735.0 million at March 26, 2011) and the carrying value of the Lehman Guaranteed Installment Note ($81.8 million at March 26, 2011) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

Through March 26, 2011, we have received all payments due under the Installment Notes guaranteed by Wachovia (the “Wachovia Guaranteed Installment Notes”), which have consisted only of interest due on the notes, and have made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Notes are current and we have no reason to believe that we will not be able to collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Notes, the notes are stated in our Consolidated Balance Sheets at their original principal amount of $817.5 million. The Installment Notes and Securitization Notes are scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Installment Notes.

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

5. Debt

Credit Agreements

On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the “U.S. Credit Agreement”) with a group of banks. The U.S. Credit Agreement permits the Company to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The U.S. Credit Agreement may be increased (up to a maximum of $800 million) at the Company’s request or reduced from time to time, in each case according to the terms detailed in the U.S. Credit Agreement. Letters of credit, which may be issued under the U.S. Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. At the end of the first quarter of 2011, the Company was in compliance with all covenants under the U.S. Credit Agreement. The U.S. Credit Agreement expires on July 12, 2012.

During all periods presented, borrowings under the U.S. Credit Agreement were subject to interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Margins were applied to the applicable borrowing rates and letter of credit fees under the U.S. Credit Agreement depending on the level of average availability. Fees on letters of credit issued under the U.S. Credit Agreement were charged at a weighted average rate of 0.875%. The Company was also charged an unused line fee of 0.25% on the amount by which the maximum available credit exceeded the average daily outstanding borrowings and letters of credit.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

On September 30, 2009, Grand & Toy Limited, the Company’s wholly owned subsidiary in Canada, entered into a Loan and Security Agreement (the “Canadian Credit Agreement”) with a group of banks. The Canadian Credit Agreement permits Grand & Toy Limited to borrow up to a maximum of C$60 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The Canadian Credit Agreement may be increased (up to a maximum of C$80 million) at Grand & Toy Limited’s request or reduced from time to time, in each case according to the terms detailed in the Canadian Credit Agreement. Letters of credit, which may be issued under the Canadian Credit Agreement up to a maximum of C$10 million, reduce available borrowing capacity under the Canadian Credit Agreement. At the end of the first quarter of 2011, Grand & Toy Limited was in compliance with all covenants under the Canadian Credit Agreement. The Canadian Credit Agreement expires on July 12, 2012.

On March 15, 2010, the Company’s five wholly-owned subsidiaries based in Australia and New Zealand entered into a Facility Agreement (the “Australia/New Zealand Credit Agreement”) with a financial institution based in those countries. The Australia/New Zealand Credit Agreement permits the subsidiaries in Australia and New Zealand to borrow up to a maximum of A$80 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of certain owned properties, less certain reserves. At the end of the first quarter of 2011, the subsidiaries in Australia and New Zealand were in compliance with all covenants under the Australia/New Zealand Credit Agreement. The Australia/New Zealand Credit Agreement expires on March 15, 2013.

Availability under the Company’s credit agreements at the end of the first quarter of 2011 was as follows:

	U.S. Credit Agreement	Canadian Credit Agreement	Australia/ New Zealand Credit Agreement	Total
	(millions of U.S. dollars)
Maximum aggregate available borrowing amount	$501.0	$49.9	$58.9	$609.8
Less: Stand-by letters of credit	(54.5)	—	—	(54.5)

Amount available for borrowing	$446.5	$49.9	$58.9	$555.3

There were no borrowings under the Company’s credit agreements during 2011.

Other

At the end of the first quarter of 2011, Grupo OfficeMax, our 51%-owned joint venture in Mexico, had total outstanding borrowings of $13.9 million. This included $7.5 million outstanding under a 60-month installment note due in the first quarter of 2014 and $5.1 million outstanding under a 54-month installment note due in the third quarter of 2014. Payments on the installment loans are made monthly. The remaining $1.3 million of borrowings is a simple revolving loan. There is no recourse against the Company on the Grupo OfficeMax loans. The installment loan maturing in the third quarter of 2014 is secured by certain owned property of Grupo OfficeMax. All other Grupo OfficeMax loan facilities are unsecured.

Cash Paid for Interest

Cash payments for interest, net of interest capitalized and including interest payments related to the Securitization Notes, were $5.3 million and $5.7 million for the first three months of 2011 and 2010, respectively. Cash interest payments made on the Securitization Notes are completely offset by interest payments received on the Installment Notes.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

6. Investment in Boise Cascade Holdings, L.L.C.

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

The non-voting securities of Boise Cascade Holdings, L.L.C. accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June and December. The Company recognized dividend income on this investment of $1.9 million and $1.8 million during the first three months of 2011 and 2010, respectively. The dividend receivable was $32.1 million at March 26, 2011, and was recorded in other non-current assets in the Consolidated Balance Sheets.

7. Financial Instruments, Derivatives and Hedging Activities

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (non-derivatives), short-term borrowings and trade accounts payable approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at March 26, 2011 and December 25, 2010. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	March 26, 2011
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable
Wachovia	$—	$894,028	$—	$894,028	$817,500
Lehman	$—	$—	$81,750	$81,750	$81,750

Financial liabilities:
Recourse debt	$11,039	$246,859	$—	$257,898	$275,733
Non-recourse debt
Wachovia	$—	$815,790	$—	$815,790	$735,000
Lehman	$—	$—	$81,750	$81,750	$735,000

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

	December 25, 2010
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable
Wachovia	$—	$888,288	$—	$888,288	$817,500
Lehman	$—	$—	$81,750	$81,750	$81,750

Financial liabilities:
Recourse debt	$—	$255,519	$—	$255,519	$274,995
Non-recourse debt
Wachovia	$—	$811,093	$—	$811,093	$735,000
Lehman	$—	$—	$81,750	$81,750	$735,000

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

•

Recourse debt: The Company’s debt instruments are not widely traded. Recourse debt for which there were trades on the last day of the period (the “measurement date”) was valued using the unadjusted quoted price from the last trade on the measurement date. (Level 1 input), Recourse debt for which there were no transactions on the measurement date was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 inputs).

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

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

During the first three months of 2011, there was no change in assets and liabilities measured at estimated fair value using Level 3 inputs.

Derivatives and Hedging Activities

Changes in foreign currency exchange rates expose the Company to financial market risk. The Company occasionally uses derivative financial instruments, such as forward exchange contracts, to manage its exposure associated with commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. The Company does not enter into derivative instruments for any other purpose. The Company does not speculate using derivative instruments. The fair values of derivative financial instruments were not material at the end of the first quarter of 2011 or at the end of fiscal year 2010.

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

As of March 26, 2011, the Company had $20.9 million of total gross unrecognized tax benefits, $6.7 million of which would affect the Company’s effective tax rate if recognized and would result from the effective settlement of tax positions with various tax authorities. The Company does not anticipate any tax settlements to occur within the next twelve months.

A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

Amount
(thousands)
Balance at December 25, 2010	$20,863
Increase related to prior year tax positions	45
Settlement	(10)

Balance at March 26, 2011	$20,898

During the first three months of 2011 and 2010, the Company made cash payments for income taxes, net of refunds received, as follows:

	2011	2010
	(thousands)
Cash tax payments (refunds), net	$3,358	$(3,245)

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

9. Retirement and Benefit Plans

Components of Net Periodic Benefit Cost (Income)

The following represents the components of net periodic pension and other postretirement benefit costs (income) which are recorded in operating, selling and general and administrative expense in the Consolidated Statements of Operations:

	Three Months Ended
	Pension Benefits		Other Benefits
	March 26, 2011	March 27, 2010	March 26, 2011	March 27, 2010
	(thousands)
Service cost	$639	$676	$96	$65
Interest cost	17,542	18,613	301	295
Expected return on plan assets	(20,105)	(20,876)	—	—
Recognized actuarial loss	4,427	3,346	84	48
Amortization of prior service costs and other	—	380	(1,002)	(1,001)

Net periodic benefit cost (income)	$2,503	$2,139	$(521)	$(593)

Cash Flows

The Company expects to fund the minimum pension contribution requirement for 2011 of approximately $3.7 million, with cash. As of March 26, 2011, $0.9 million in cash has been contributed.

10. Segment Information

The Company manages its business using three reportable segments: Contract, Retail, and Corporate and Other. Management reviews the performance of the Company based on these segments.

Contract distributes a broad line of items for the office, including office supplies and paper, technology products and solutions, print and document services and office furniture. Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Australia and New Zealand, through office products stores. Substantially all products sold by Contract are purchased from third-party manufacturers or industry wholesalers, except office papers. Contract purchases office papers primarily from Boise White Paper, L.L.C., under a 12-year paper supply contract which has an initial term that expires in 2012 followed by a four-year-phase down period.

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

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Management evaluates the segments’ performances using segment income (loss) which is based on operating income (loss) after eliminating the effect of certain operating items that are not indicative of our core operations such as severances, facility closures and adjustments, and asset impairments. These certain operating items are reported on the other operating expenses line in the Consolidated Statements of Operations.

The following tables contain details of the Company’s operations by segment:

	Sales	Segment income (loss)	Other operating, income (expense)	Operating income (loss)
	(thousands)
Three months ended March 26, 2011
Contract	$925,672	$9,005	$—	$9,005
Retail	937,329	25,620	—	25,620
Corporate and Other	—	(6,013)	—	(6,013)

Total	$1,863,001	$28,612	$—	$28,612

Three months ended March 27, 2010
Contract	$963,000	$33,758	$(861)	$32,897
Retail	954,254	38,783	(13,352)	25,431
Corporate and Other	—	(9,000)	25	(8,975)

Total	$1,917,254	$63,541	$(14,188)	$49,353

Interest expense, interest income, other income, net and pre-tax income are not recorded by segment.

11. Share-Based Compensation

The Company sponsors several share-based compensation plans. The Company recognizes compensation expense from all share-based payment transactions with employees in the consolidated financial statements based on grant date fair value. Pre-tax compensation expense related to the Company’s share-based plans was $5.4 million and $2.6 million for the first three months of 2011 and 2010, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the consolidated statement of operations for share-based compensation arrangements was $2.1 million and $1.0 million for the first three months of 2011 and 2010, respectively.

Restricted Stock and Restricted Stock Units

The Company recognizes compensation expense related to restricted stock and Restricted Stock Unit (“RSU”) awards over the vesting periods based on the closing price of the Company’s common stock on the grant dates. The Company calculates the grant date fair value of the RSU awards by multiplying the number of RSU awards by the closing price of the Company’s common stock on the grant date. If these awards contain performance criteria the grant date fair value is set assuming performance at target, and management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. Pre-tax compensation expense related to restricted stock and RSU awards was $2.5 million and $1.5 million for the first three months of 2011 and 2010, respectively. The remaining compensation expense to be recognized related to outstanding restricted stock and RSUs, net of estimated forfeitures, is approximately $11.6 million. The remaining compensation expense will be recognized through the first quarter of 2014.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

A summary of restricted stock and RSU activity for the first three months of 2011 is presented in the following table:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, December 25, 2010	2,111,135	$13.89
Granted	403,188	15.16
Vested	(815,325)	15.16
Forfeited	(18,327)	13.69

Nonvested, March 26, 2011	1,680,671	$13.57

Stock Options

The Company’s stock options are issued at a price equal to fair market value on the grant date and typically expire within seven years of the grant date. Stock options granted under the OfficeMax Incentive and Performance Plan generally vest over a three year period. The grant date fair value used to calculate compensation expense related to stock option awards is based on the Black-Scholes option pricing model. Pre-tax compensation expense related to stock option awards was $2.9 million and $1.1 million for the first three months of 2011 and 2010, respectively. The remaining compensation expense to be recognized related to outstanding stock options net of estimated forfeitures, is approximately $18.0 million. The majority of the remaining compensation expense will be recognized through the first quarter of 2014.

A summary of stock option activity for the first three months of 2011 is presented in the following table:

	Shares	Wtd. Avg. Ex. Price
Balance at December 25, 2010	4,313,290	$16.52
Options granted	965,730	16.86
Options exercised	(375,622)	4.80
Options forfeited and expired	(40,016)	13.71

Balance at March 26, 2011	4,863,382	$17.52

Exercisable at March 26, 2011	1,901,665
Weighted average fair value of options granted (Black-Scholes)	$8.93

The following table provides summarized information about stock options outstanding at March 26, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.00 – $3.00	11,171	—	$2.50	11,171	$2.50
$4.00 – $5.00	972,480	4.9	4.74	536,593	4.72
$12.00 – $17.00	1,848,571	6.4	15.72	297,741	14.52
$18.00 – $28.00	1,356,200	5.1	20.84	381,200	27.71
$28.01 – $39.00	674,960	1.8	34.44	674,960	34.44

At March 26, 2011, the aggregate intrinsic value was $8.0 million for outstanding stock options and $4.5 million for exercisable stock options. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company’s closing stock price on the last trading day of the first quarter of 2011 and the exercise price, multiplied by the number of in-the-money stock options at the end of the quarter).

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

During the first three months of 2011, the Company granted stock options for 965,730 shares of our common stock and estimated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.05%, expected life of 4.5 years and expected stock price volatility of 64.8%. The risk-free interest rate assumptions are based on the applicable Treasury bill rates over the stock options’ expected lives; the expected life assumptions are based on the time period stock options are expected to be outstanding based on historical experience; and the expected stock price volatility assumptions are based on the historical and implied volatility of the Company’s common stock.

12. Shareholders’ Equity and Noncontrolling Interest

The following table reflects changes in shareholders’ equity and noncontrolling interest for the first three months of 2011.

	Shareholders’ Equity	Noncontrolling Interest
	(thousands)
Balance at December 25, 2010	$600,765	$49,246

Comprehensive income:
Net income attributable to OfficeMax and noncontrolling interest	11,903	1,330
Other comprehensive income:
Foreign currency translation adjustments	4,065	1,065
Amortization of unrecognized retirement and benefit costs, net of tax	2,114	—
Unrealized hedge loss adjustment, net of tax	(310)	—

Comprehensive income attributable to OfficeMax and noncontrolling interest	17,772	2,395
Preferred stock dividends	(1,068)	—
Stock-based compensation	5,365	—
Non-controlling interest fair value adjustment	2,330	(2,330)
Other	(2,866)	—

Balance at March 26, 2011	$622,298	$49,311

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the first quarter of 2011, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $48.8 million. At the end of the first quarter of 2011, the noncontrolling interest was recorded at the estimated purchase price, which was in excess of the carrying value. As the estimated purchase price approximates fair value, the offset was recorded to additional paid-in capital.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

13. Comprehensive Income

Comprehensive income includes the following:

	Three Months Ended
	March 26, 2011	March 27, 2010
	(thousands)
Net income attributable to OfficeMax and noncontrolling interest	$13,233	$26,303
Other comprehensive income:
Foreign currency translation adjustments	5,130	4,543
Amortization of unrecognized retirement and benefit costs, net of tax	2,114	797
Unrealized hedge loss adjustment, net of tax	(310)	—

Comprehensive income attributable to OfficeMax and noncontrolling interest	20,167	31,643
Less: Comprehensive income attributable to noncontrolling interest	2,395	1,081

Comprehensive income available to OfficeMax	$17,772	$30,562

14. Net Income Per Common Share

Basic net income per share is calculated using net earnings available to holders of our common stock divided by the weighted average number of shares of common stock outstanding during the year. Diluted net income per share is similar to basic net income per share except that the weighted average number of shares of common stock outstanding is increased to include, if their inclusion is dilutive, the number of additional shares of common stock that would have been outstanding assuming the issuance of all potentially dilutive shares, such as common stock to be issued upon exercise of options and the vesting of non-vested restricted shares, and the conversion of outstanding preferred stock. Net income per common share was determined by dividing net income, as adjusted, by weighted average shares outstanding as follows:

	Three Months Ended
	March 26, 2011	March 27, 2010
	(thousands, except per- share amounts)
Net income available to OfficeMax common shareholders	$11,366	$24,779
Average shares—basic(a)	85,368	84,655
Restricted stock, stock options and other(b)	1,059	1,192

Average shares—diluted	86,427	85,847
Net income available to OfficeMax common shareholders per common share:
Basic	$0.13	$0.29
Diluted	$0.13	$0.29

(a)	The assumed conversion of outstanding preferred stock was anti-dilutive in all periods presented, and therefore no adjustment was required to determine diluted income from continuing operations or average shares-diluted.
(b)	Options to purchase 3.0 million and 1.2 million shares of common stock were outstanding during the first three months of 2011 and 2010, respectively, but were not included in the computation of diluted income per common share because the impact would have been anti-dilutive as the option price was higher than the average market price during the year.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains statements about our future financial performance. These statements are only predictions. Our actual results may differ materially from these predictions. In evaluating these statements, you should review “Item 1A. Risk Factors” of our annual report on Form 10-K, for the year ended December 25, 2010, including “Cautionary and Forward-Looking Statements.”

Overall Summary

Sales for the first quarter of 2011 were $1,863.0 million, compared to $1,917.3 million for the first quarter of 2010, a decrease of 2.8%. On a local currency basis, sales decreased 4.2%. Both our Contract and Retail businesses experienced sales declines in a challenging economic environment with reduced customer spending and changing buying habits. This spending reduction has occurred simultaneously with a heightened competitive marketplace and included a decline of approximately 1% due to inclement weather in the U.S. during the first quarter of 2011. Gross profit margin decreased by 0.9% of sales (90 basis points) to 25.5% of sales in the first quarter of 2011 compared to 26.4% of sales in the first quarter of 2010. Gross profit margin declines occurred in both our Contract and Retail segments resulting from the heightened competitive marketplace as well as an unfavorable mix shift in Retail and higher import duties associated with purchases in prior periods, partially offset by reduced delivery expense, as productivity gains offset higher fuel costs. Our Contract segment also experienced increased operating, selling and general and administrative expenses, while in our Retail segment these expenses remained flat as a percentage of sales compared to last year. Operating, selling and general and administrative expenses in our Corporate and other segment were lower compared to last year due to a favorable adjustment related to our company owned life insurance policies (“COLI policies”). We reported operating income of $28.6 million in the first quarter of 2011 compared to $49.4 million in the first quarter of 2010. As noted in the discussion and analysis that follows, our operating results were impacted by a number of significant items in the first quarter of 2010 consisting of charges for store closures and severance. There were no significant items in the first quarter of 2011. If we eliminate these items, our adjusted operating income for the first quarter of 2010 was $63.6 million compared to an adjusted operating income of $28.6 million for the first quarter of 2011. The reported net income available to OfficeMax common shareholders was $11.4 million, or $0.13 per diluted share, in the first quarter of 2011 compared to $24.8 million, or $0.29 per diluted share, in the first quarter of 2010. If we eliminate the impact of significant items from 2010, adjusted net income available to OfficeMax common shareholders for the first quarter of 2011 was $11.4 million, or $0.13 per diluted share, compared to $33.5 million, or $0.39 per diluted share, for the first quarter of 2010.

Results of Operations, Consolidated

($ in millions)

	Three months ended
	March 26, 2011	March 27, 2010
Sales	$1,863.0	$1,917.3
Gross profit	474.5	505.5
Operating, selling and general and administrative expenses	445.9	441.9
Other operating expenses	—	14.2

Total operating expenses	445.9	456.1
Operating income	$28.6	$49.4
Net income available to OfficeMax common shareholders	$11.4	$24.8

Gross profit margin	25.5%	26.4%
Operating, selling and general and administrative expenses
Percentage of sales	24.0%	23.1%

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

	NON-GAAP RECONCILIATION FOR THE THREE MONTHS ENDED MARCH 27, 2010
	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(millions, except per-share amounts)
As reported	$49.4	$24.8	$0.29
Store closure and severance adjustments	14.2	8.7	0.10

As adjusted	$63.6	$33.5	$0.39

These items are described in more detail in this Management’s Discussion and Analysis.

At the end of the first quarter of 2011, we had $444.1 million in cash and cash equivalents and $555.3 million in available (unused) borrowing capacity under our revolving credit facilities. The combination of cash and cash equivalents and available borrowing capacity yields $999.4 million of overall liquidity. At the end of the first quarter of 2011, we had outstanding recourse debt of $275.7 million (both current and long-term) and non-recourse obligations of $1,470.0 million related to the timber securitization notes. There is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged installment notes receivable and underlying guarantees. There were no borrowings on our revolving credit facilities during the first three months in 2011.

For the first three months of 2011, operations provided $0.9 million of cash. Working capital increased by $28.8 million due to the timing of our merchandise purchases and certain other payments, partially offset by the annual reduction of year-end inventory balances. Capital expenditures for the first three months of 2011 totaled $17.0 million and included systems and infrastructure investments.

Outlook

In recognition of current trends, we have put in place strong actions, including significant cost mitigation programs to bring our expenses in-line with last year. For the full year 2011, we anticipate that total company sales will be flat, to slightly higher than, the prior year, including the favorable impact of foreign currency translation and the benefit of a 53rd week, and the adjusted operating income margin rate will be in line with, to slightly lower than, the prior year. We anticipate capital expenditures for the full year of 2011 to be approximately $75 million, primarily related to technology, ecommerce and infrastructure investments and upgrades. In addition, we expect cash flow from operations to be in excess of capital expenditures for the full year of 2011.

Operating Results

Sales for the first quarter of 2011 decreased 2.8% to $1,863.0 million from $1,917.3 million for the first quarter of 2010, which included the impact of favorable currency exchange rates relating to our international subsidiaries. Inclement weather in the U.S. during the first quarter of 2011 caused approximately 1% of the sales decline. On a local currency basis, sales declined 4.2%. Both our Contract and Retail segments experienced year-over-year sales declines in a challenging economic environment with increased competitive intensity including higher levels of promotional activity.

Gross profit margin decreased by 0.9% of sales (90 basis points) to 25.5% of sales in the first quarter of 2011 compared to 26.4% of sales in the first quarter of 2010. The gross profit margins decreased in both our Contract and Retail segments due to the highly competitive marketplace, an unfavorable mix shift within our technology category in Retail and higher import duties associated with purchases in prior periods, partially offset by reduced delivery expense, as productivity gains offset higher fuel costs.

Operating, selling and general and administrative expenses increased $4.0 million due primarily to the impact of foreign currency exchange rates. As a percentage of sales, consolidated operating, selling and general and administrative expenses increased 0.9% of sales to 24.0% of sales in the first quarter of 2011 from 23.1% of sales in the first quarter of 2010. The increase arose from our Contract segment, as the Retail segment operating, selling and general and administrative expenses as a percent of sales were flat compared to the first quarter of the prior year. The overall increase was the result of higher marketing expenses and increased costs related to our growth and profitability initiatives, which were partially offset by a favorable adjustment related to our COLI policies as well as lower store fixture and equipment-related expenses.

As noted above, our results for the first quarter of 2010 included the following significant items:

•	A charge recorded in our Retail segment of $13.4 million related to store closures in the U.S. and

•	A charge recorded in our Contract segment of $0.8 million for severance related to reorganizations in our U.S. Contract operations.

The cumulative effect of these items reduced net income by $8.7 million, or $0.10 per diluted share. These charges were included in other operating expenses in the Consolidated Statements of Operations.

Interest income was $11.0 million and $10.6 million for the first quarter of 2011 and 2010, respectively. Interest expense increased to $18.8 million in the first quarter of 2011 from $18.3 million in the first quarter of 2010.

For the first quarter of 2011, we recognized income tax expense of $7.7 million on pre-tax income of $20.9 million (effective tax expense rate of 36.7%) compared to income tax expense of $15.4 million on pre-tax income of $41.7 million (effective tax expense rate of 36.9%) for the first quarter of 2010. The effective tax rate in both years was impacted by the effects of state income taxes, income items not subject to tax, non-deductible expenses and the mix of domestic and foreign sources of income.

We reported net income attributable to OfficeMax and noncontrolling interest of $13.2 million for the first quarter of 2011. After adjusting for joint venture earnings attributable to noncontrolling interest and preferred dividends, we reported net income available to OfficeMax common shareholders of $11.4 million, or $0.13 per diluted share. Adjusted net income available to OfficeMax common shareholders, as discussed above, was also $11.4 million, or $0.13 per diluted share, for the first quarter of 2011, while the adjusted net income available to OfficeMax common shareholders for the first quarter of 2010 was $33.5 million, or $0.39 per diluted share.

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

Management evaluates the segments’ performances using segment income which is based on operating income after eliminating the effect of certain operating items that are not indicative of our core operations such as severances, facility closures and adjustments, and asset impairments. These certain operating items are reported on the other operating expenses line in the Consolidated Statements of Operations.

Contract

($ in millions)

	Three Months Ended
	March 26, 2011	March 27, 2010
Sales	$925.7	$963.0
Gross profit	205.5	218.4
Gross profit margin	22.2%	22.7%
Operating, selling and general and administrative expenses	196.5	184.6
Percentage of sales	21.2%	19.2%

Segment income	$9.0	$33.8
Percentage of sales	1.0%	3.5%

Sales by Product Line
Office supplies and paper	$541.4	$563.1
Technology products	291.1	312.0
Office furniture	93.2	87.9

Sales by Geography
United States	$608.2	$644.1
International	317.5	318.9
Sales Growth	(3.9)%	3.8%

Contract segment sales for the first quarter of 2011 decreased 3.9% to $925.7 million from $963.0 million for 2010, reflecting a 6.2% decline on a local currency basis which was partially offset by a favorable impact from changes in foreign currency exchange rates. The U.S. sales decline of 5.6% reflected a challenging U.S. economic recovery, which continues to impact our customers’ buying trends, a highly competitive environment and inclement weather, which was responsible for approximately 0.7% of the decline. Sales to existing customers declined 6.5% in the first quarter of 2011, a reversal of the improving trend we had seen in 2010. Reduced sales due to lost customers again outpaced increased sales to newly acquired customers, however to a lesser degree than in the fourth quarter of 2010. International sales declined 7.4% on a local currency basis in the first quarter of 2011, primarily as a result of decreased sales to existing customers and several large customers that were not retained.

Contract segment gross profit margin decreased 0.5% of sales (50 basis points) to 22.2% of sales for the first quarter of 2011 compared to 22.7% of sales for the first quarter of the previous year. The decreases in gross profit margins occurred primarily in our international Contract businesses and to a lesser extent in the U.S. In the U.S., improved customer margins and reduced delivery expense, as productivity gains offset higher fuel costs, were partially offset by higher other inventory-related costs and increased inventory shrinkage expenses resulting from favorable adjustments in the prior year. International margin declines resulted from lower customer margins due to competitive pricing in Australia and Canada and increased freight expense.

Contract segment operating, selling and general and administrative expenses increased $11.9 million, of which $5.2 million was due to the impact of foreign currency exchange rates. As a percentage of sales, Contract segment operating, selling and general and administrative expenses increased 2.0% of sales to 21.2% of sales for the first quarter of 2011 from 19.2% of sales in the first quarter of 2010. The increase was primarily due to higher sales force payroll expense, higher marketing expense and increased costs associated with growth and profitability initiatives associated with our managed-print-services, customer service centers and business-to-business website.

Contract segment income was $9.0 million, or 1.0% of sales, for the first quarter of 2011, compared to $33.8 million, or 3.5% of sales, for the first quarter of 2010. The decrease in segment income was attributable to the decreased sales, the decreased gross profit margin and the increased operating, selling and general and administrative expenses.

Retail

($ in millions)

	Three Months Ended
	March 26, 2011	March 27, 2010
Sales	$937.3	$954.3
Gross profit	269.0	287.1
Gross profit margin	28.7%	30.1%
Operating, selling and general and administrative expenses	243.4	248.3
Percentage of sales	26.0%	26.0%

Segment income	$25.6	$38.8
Percentage of sales	2.7%	4.1%

Sales by Product Line
Office supplies and paper	$400.5	$395.1
Technology products	482.2	503.5
Office furniture	54.6	55.7

Sales by Geography
United States	$869.7	$903.0
International	67.6	51.3

Sales Growth
Total sales growth	(1.8)%	(3.0)%
Same-location sales growth	(1.2)%	(2.5)%

Retail segment sales for 2011 decreased by 1.8% (2.1% on a local currency basis) to $937.3 million from $954.3 million for the first quarter of 2010 reflecting challenging economic conditions and increased promotional activity. U.S. same-store sales declined 3.0% for the first quarter of 2011 primarily due to continued weaker consumer and small business spending and reduced technology sales, as the impact of increased average ticket amounts was offset by lower store traffic. U.S. same-store sales year-over-year declines in the first quarter of 2011 were comparable to the fourth quarter of 2010 after adjusting for the impact of adverse weather (decline of approximately 1%) in the first quarter of 2011. Mexico same-store sales for the first quarter of 2011 increased 23.0% on a local currency basis year-over-year due to new sales initiatives implemented in the second half of 2010. We ended the first quarter of 2011 with 991 stores. In the U.S., we closed six retail stores during the first quarter of 2011 and opened none, ending the quarter with 912 retail stores, while Grupo OfficeMax, our majority-owned joint venture in Mexico, had no change, ending the quarter with 79 retail stores.

Retail segment gross profit margin decreased 1.4% of sales (140 basis points) to 28.7% of sales for the first quarter of 2011 compared to 30.1% of sales for the previous year. The gross profit margin decrease occurred in both the U.S. and Mexico, and was due to increased promotional activity, an unfavorable mix shift within the technology category, higher import duties associated with purchases in prior periods and the deleveraging of freight and occupancy expenses from the lower sales. The effects of these items were partially offset by reduced inventory shrinkage expense and reduced delivery expense, as productivity gains offset higher fuel costs.

Retail segment operating, selling and general and administrative expenses of 26.0% of sales for the first quarter of 2011 were flat compared to the first quarter of 2010 as lower store fixture and equipment-related costs were partially offset by increased marketing expenses.

Retail segment income was $25.6 million, or 2.7% of sales, for the first quarter of 2011, compared to $38.8 million, or 4.1% of sales, for the first quarter of 2010. The decrease in segment income was primarily attributable to the lower sales and the lower gross profit margins partially offset by continued improvement in our Mexican joint venture’s earnings.

Corporate and Other

Corporate and Other segment loss for the first quarter of 2011 was $6.0 million compared to $9.0 million for the first quarter of 2010. The first quarter of 2011 included $3.8 million of income related to a non-recurring, favorable adjustment in the cash surrender value of our COLI policies.

Liquidity and Capital Resources

At the end of the first quarter of 2011, the total liquidity available for OfficeMax was $999.4 million. This includes cash and cash equivalents of $444.1 million and borrowing availability of $555.3 million. The borrowing availability included $446.5 million and $49.9 million relating to our U.S. and Canadian revolving credit agreements, respectively, as well as $58.9 million relating to our credit agreement associated with our subsidiaries in Australia and New Zealand. At the end of the first quarter of 2011, the Company was in compliance with all material covenants under the three credit agreements. The U.S. and Canadian credit agreements expire on July 12, 2012 and the credit agreement associated with our subsidiaries in Australia and New Zealand expires on March 15, 2013. At the end of the first quarter of 2011, we had $275.7 million of short-term and long-term debt and $1,470.0 million of non-recourse timber securitization notes outstanding.

Our primary ongoing cash requirements relate to working capital, expenditures for property and equipment, technology enhancements and upgrades, lease obligations, pension funding and debt service. We expect to fund these requirements through a combination of available cash balance and cash flow from operations. We also have revolving credit facilities as additional liquidity if needed. The following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss in more detail our operating, investing, and financing activities, as well as our financing arrangements.

Operating Activities

Our operating activities provided cash of $0.9 million in the first three months of 2011 compared to $64.0 million in the first three months of 2010. The decrease in cash from operations was due principally to reduced net income and increased working capital. The working capital increase resulted from reduced payables reflecting lower inventory purchases later in the quarter. The reduced payables were partially offset by the annual reduction of year-end inventory balances, both in the U.S. and internationally.

We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees, primarily in Contract. Pension expense was $2.5 million and $2.1 million for the first quarter of 2011 and 2010, respectively. In each of the first quarters of 2011 and 2010, we made cash contributions to our pension plans totaling $0.9 million. For the full year, the estimated minimum required funding contribution is approximately $3.7 million and the expense is projected to be approximately $9.6 million. We intend to fully fund our defined benefit plans by the end of 2014.

Investing Activities

Capital spending for the first three months of 2011 used $17.0 million, compared to $9.2 million for the first three months of 2010, and consisted of information systems software enhancements, leasehold improvements and replacement maintenance as well as spending on new stores to be opened later in the year in Mexico. We expect our capital investments in 2011 to be approximately $75 million primarily for maintenance and investment in our systems, infrastructure and growth and profitability initiatives, including eight to ten new stores in Mexico.

Financing Activities

Our financing activities used cash of $3.7 million in the first quarter of 2011 compared to $3.0 million in the first quarter of 2010, primarily associated with share-based compensation awards.

Financing Arrangements

Our debt structure consists of credit agreements, note agreements, and other borrowings as described below. For more information, see the “Contractual Obligations” and “Disclosures of Financial Market Risks” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Credit Agreements

On July 12, 2007, we entered into an Amended and Restated Loan and Security Agreement (the “U.S. Credit Agreement”) with a group of banks. The U.S. Credit Agreement permits us to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The U.S. Credit Agreement may be increased (up to a maximum of $800 million) at our request or reduced from time to time, in each case according to the terms detailed in the U.S. Credit Agreement. There were no borrowings outstanding under our U.S. Credit Agreement at the end of the first quarter of 2011, and there were no borrowings outstanding under this facility during the first quarter of 2011. Letters of credit, which may be issued under the U.S. Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. Stand-by letters of credit issued under the U.S. Credit Agreement totaled $54.5 million at the end of the first quarter of 2011. At the end of the first quarter of 2011, the maximum aggregate borrowing amount available under the U.S. Credit Agreement was $501.0 million and availability under the U.S. Credit Agreement totaled $446.5 million. The U.S. Credit Agreement allows the payment of dividends, subject to availability restrictions and if no default has occurred. At the end of the first quarter of 2011, we were in compliance with all covenants under the U.S. Credit Agreement. The U.S. Credit Agreement expires on July 12, 2012.

On September 30, 2009, Grand & Toy Limited, the Company’s wholly owned subsidiary based in Canada, entered into a Loan and Security Agreement (the “Canadian Credit Agreement”) with a group of banks. The Canadian Credit Agreement permits Grand & Toy Limited to borrow up to a maximum of C$60 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The Canadian Credit Agreement may be increased (up to a maximum of C$80 million) at Grand & Toy Limited’s request or reduced from time to time, in each case according to the terms detailed in the Canadian Credit Agreement. There were no borrowings outstanding under the facility at the end of the first quarter of 2011, and there were no borrowings outstanding under this facility during the first quarter of 2011. Letters of credit, which may be issued under the Canadian Credit Agreement up to a maximum of C$10 million, reduce available borrowing capacity. There were no letters of credit outstanding under the Canadian Credit Agreement at the end of the first quarter of 2011. The maximum aggregate borrowing amount available under the Canadian Credit Agreement was $49.9 million (C$48.4 million) at the end of the first quarter of 2011. Grand & Toy Limited was in compliance with all covenants under the Canadian Credit Agreement at the end of the first quarter of 2011. The Canadian Credit Agreement expires on July 12, 2012.

On March 15, 2010, the Company’s five wholly-owned subsidiaries based in Australia and New Zealand entered into a Facility Agreement (the “Australia/New Zealand Credit Agreement”) with a financial institution based in those countries. The Australia/New Zealand Credit Agreement permits the subsidiaries in Australia and New Zealand to borrow up to a maximum of A$80 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of certain owned properties, less certain reserves. There were no borrowings outstanding under the facility at the end of the first quarter of 2011, and there were no borrowings outstanding under this facility during the first quarter of 2011. The maximum aggregate borrowing amount available under the Australia/New Zealand Credit Agreement was $58.9 million (A$57.0 million) at the end of the first quarter of 2011. At the end of the first quarter of 2011, the subsidiaries in Australia and New Zealand were in compliance with all covenants under the Australia/New Zealand Credit Agreement. The Australia/New Zealand Credit Agreement expires on March 15, 2013.

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

Measuring impairment of a loan requires judgment and estimates, and the eventual outcome may differ from our estimate by a material amount. The Lehman Guaranteed Installment Note has been pledged as collateral for the related Securitization Notes, and therefore it may not freely be transferred to any party other than the indenture trustee for the Securitization Note holders. Accordingly, the ultimate amount to be realized on the Lehman Guaranteed Installment Note depends entirely on the proceeds from the Lehman bankruptcy estate, which may not be finally determined for several years. Our estimate of the expected proceeds has not changed, and at March 26, 2011, the carrying value of the Lehman Guaranteed Installment Note remained at $81.8 million. Going forward, we intend to adjust the carrying value of the Lehman Guaranteed Installment Note as further information regarding our share of the proceeds, if any, from the Lehman bankruptcy estate becomes available.

Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty. Accordingly, the Lehman Guaranteed Installment Note and underlying Lehman guaranty will be transferred to the holders of the Securitization Notes guaranteed by Lehman in order to settle and extinguish that liability. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been extinguished, which will occur when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders. We expect that this will occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman ($735.0 million at March 26, 2011) and the carrying value of the Lehman Guaranteed Installment Note ($81.8 million at March 26, 2011) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

At the time of the sale of our timberland assets in 2004, we generated a significant tax gain. As the timber installment notes structure allowed the Company to defer the resulting tax liability of $543 million until 2020, the maturity date for the Installment Notes, we recognized a deferred tax liability related to this gain in connection with the sale. The recognition of the Lehman portion of the tax gain will be triggered when the Lehman Guaranteed Installment Note is transferred to the Securitization Note holders as payment and/or when the Lehman bankruptcy is resolved. In estimating the cash taxes, we will consider our available alternative minimum tax credits to reduce the net tax payments.

Through March 26, 2011, we have received all payments due under the Installment Notes guaranteed by Wachovia (the “Wachovia Guaranteed Installment Notes”), which have consisted only of interest due on the notes, and have made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Notes are current, and we have no reason to believe that we will not collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Notes, the notes are stated in our Consolidated Balance Sheet at their original principal amount of $817.5 million. Wachovia was acquired by Wells Fargo & Company in a stock transaction in 2008. An additional adverse impact on our financial results presentation could occur if Wells Fargo became unable to perform its obligations under the Wachovia Guaranteed Installment Notes, thereby resulting in a significant impairment impact.

The pledged Installment Notes and Securitization Notes are scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Installment Notes. We expect that if the Securitization Notes are still outstanding in 2019, we will refinance them with a short-term borrowing to bridge the period from initial maturity of the Securitization Notes to the maturity of the Installment Notes.

Contractual Obligations

For information regarding contractual obligations, see the caption “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 25, 2010. At March 26, 2011, there had not been a material change to the information regarding contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 25, 2010.

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the first quarter of 2011, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $48.8 million. At the end of the first quarter of 2011, the noncontrolling interest was recorded at the estimated purchase price, which was in excess of the carrying value. As the estimated purchase price approximates fair value, the offset was recorded to additional paid-in capital.

Off-Balance-Sheet Activities and Guarantees

For information regarding off-balance-sheet activities and guarantees, see “Off-Balance-Sheet Activities and Guarantees” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 25, 2010. At March 26, 2011, there had not been a material change to the information regarding off-balance-sheet activities and guarantees disclosed in our Annual Report on Form 10-K for the year ended December 25, 2010.

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

Disclosures of Financial Market Risks

Financial Instruments

Our debt is predominantly fixed-rate. At March 26, 2011, the estimated current fair value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $590.3 million less than the amount of debt reported in the Consolidated Balance Sheets. As previously discussed, there is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged Installment Notes receivable and underlying guarantees. The debt and receivable related to the timber notes have fixed interest rates and the estimated fair values of the timber notes are reflected in the table below.

The following table provides information about our financial instruments outstanding at March 26, 2011. The following table does not include our obligations for pension plans and other post retirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax employees. As our plans were frozen in 2003, our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits. However, the pension plan obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension plan participants’ increased life expectancies. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include OfficeMax common stock, U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels.

	March 26, 2011		December 25, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(thousands)
Financial assets:
Timber notes receivable
Wachovia	$817,500	$894,028	$817,500	$888,288
Lehman	$81,750	$81,750	$81,750	$81,750

Financial liabilities:
Recourse debt	$275,733	$257,898	$274,995	$255,519
Non-recourse debt
Wachovia	$735,000	$815,790	$735,000	$811,093
Lehman	$735,000	$81,750	$735,000	$81,750

Changes in foreign currency exchange rates expose us to financial market risk. We occasionally use derivative financial instruments, such as forward exchange contracts, to manage our exposure associated with commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. We do not enter into derivative instruments for any other purpose. We do not speculate using derivative instruments. We were not a party to any material derivative financial instruments during 2011.

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

During the first quarter of 2010, we recorded charges of $13.4 million in our Retail segment related to facility closures, of which $12.0 million was related to the lease liability and other costs associated with closing seven domestic stores prior to the end of their lease terms, and $1.4 million was related to other items. No charges were recorded related to the stores closed in the first quarter of 2011.

At March 26, 2011, the facility closure reserve was $56.4 million with $16.0 million included in current liabilities, and $40.4 million included in long-term liabilities. The reserve represents future lease obligations of $119.0 million, net of anticipated sublease income of approximately $62.6 million. Cash payments relating to the facility closures were $6.8 million in each of the first quarters of 2011 and 2010.

Environmental

For information regarding environmental issues, see the caption “Environmental” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 25, 2010. At March 26, 2011, there has not been a material change to the information regarding environmental issues disclosed in the company’s annual report on Form 10-K for the year ending December 25, 2010.

Critical Accounting Estimates

For information regarding critical accounting estimates, see the caption “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 25, 2010. There have been no significant changes to the Company’s critical accounting estimates during the first three months of 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk see the caption “Disclosures of Financial Market Risks” herein and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010. At March 26, 2011, except as disclosed herein in “Disclosures of Financial Market Risks”, there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the chief executive officer and chief financial officer directed and supervised an evaluation of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). The evaluation was conducted to determine whether the Company’s disclosure controls and procedures were effective in bringing material information about the Company to the attention of senior management. Based on this evaluation, our chief executive officer and chief financial officer concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective in alerting them in a timely manner to material information that the Company is required to disclose in its filings with the Securities and Exchange Commission.

(b) Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position, results of operations or cash flows. For information concerning legal proceedings, see Note 16, “Legal Proceedings and Contingencies”, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 25, 2010. There have been no material changes to the Company’s risk factors during the first three months of 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning our stock repurchases during the three months ended March 26, 2011 is below. All stock was withheld to satisfy tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 26 – January 22, 2011	241	$17.70	—	—
January 23 – February 19, 2011	280,790	15.69	—	—
February 20 – March 26, 2011	22	13.23	—	—

Total	281,053	$15.69	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICEMAX INCORPORATED

/s/ BRUCE BESANKO
Bruce Besanko Executive Vice President, Chief Financial Officer and Chief Administrative Officer (As Duly Authorized Officer and Principal Financial Officer)

Date: April 29, 2011

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended March 26, 2011

Exhibit Number	Exhibit Description

3.1(1)	Conformed Restated Certificate of Incorporation, reflecting all amendments to date.

3.2(2)	Amended and Restated Bylaws, as amended February 12, 2009.

10.1(3)	Form of 2011 Annual Incentive Award Agreement.

10.2(4)	Form of 2011 Restricted Stock Unit Award Agreement - Performance Based.

10.3(5)	Form of 2011 Nonqualified Stock Option Award Agreement.

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated.

101.INS(6)*	XBRL Instance Document.

101.SCH(6)*	XBRL Taxonomy Extension Schema Document.

101.CAL(6)*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB(6)*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(6)*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Submitted with this Form 10-Q.
(1)	Exhibit 3.1 was filed under the exhibit 3.1.1 in our Registration Statement on Form S-1 dated November 4, 2009, and is incorporated herein by reference.
(2)	Exhibit 3.2 was filed under the exhibit 3.2 in our Current Report on Form 8-K dated February 18, 2009, and is incorporated herein by reference.
(3)	Exhibit 10.1 was filed under the exhibit 99.1 in our Current Report on Form 8-K dated February 15, 2011, and is incorporated herein by reference.
(4)	Exhibit 10.2 was filed under the exhibit 99.2 in our Current Report on Form 8-K dated February 15, 2011, and is incorporated herein by reference.
(5)	Exhibit 10.3 was filed under the exhibit 99.3 in our Current Report on Form 8-K dated February 15, 2011, and is incorporated herein by reference.
(6)	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.