Form 10-Q
period 2011-06-25
OFFICEMAX INC
filed 2011-08-04
CIK 12978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2011

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 28, 2011
Common Stock, $2.50 par value	86,004,319

ITEM 1.	FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Three Months Ended
	June 25, 2011	June 26, 2010
	(unaudited)
Sales	$1,647,616	$1,653,173
Cost of goods sold and occupancy costs	1,222,553	1,225,439

Gross profit	425,063	427,734
Operating expenses
Operating, selling and general and administrative expenses	407,126	402,463
Other operating expenses (income), net	13,916	(2,841)

Operating income	4,021	28,112
Interest expense	(18,128)	(18,372)
Interest income	10,909	10,588
Other income (expense), net	96	(86)

Pre-tax income (loss)	(3,102)	20,242
Income tax benefit (expense)	1,001	(7,293)

Net income (loss) attributable to OfficeMax and noncontrolling interest	(2,101)	12,949
Joint venture results attributable to noncontrolling interest	(357)	(509)

Net income (loss) attributable to OfficeMax	$(2,458)	$12,440
Preferred dividends	(563)	(679)

Net income (loss) available to OfficeMax common shareholders	$(3,021)	$11,761

Net income (loss) per common share
Basic	$(0.04)	$0.14
Diluted	$(0.04)	$0.14

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Six Months Ended
	June 25, 2011	June 26, 2010
	(unaudited)
Sales	$3,510,617	$3,570,428
Cost of goods sold and occupancy costs	2,611,042	2,637,227

Gross profit	899,575	933,201
Operating expenses
Operating, selling and general and administrative expenses	853,026	844,387
Other operating expenses, net	13,916	11,348

Operating income	32,633	77,466
Interest expense	(36,895)	(36,688)
Interest income	21,929	21,204
Other income (expense), net	134	(35)

Pre-tax income	17,801	61,947
Income tax expense	(6,669)	(22,695)

Net income attributable to OfficeMax and noncontrolling interest	11,132	39,252
Joint venture results attributable to noncontrolling interest	(1,687)	(1,364)

Net income attributable to OfficeMax	$9,445	$37,888
Preferred dividends	(1,100)	(1,348)

Net income available to OfficeMax common shareholders	$8,345	$36,540

Net income per common share
Basic	$0.10	$0.43
Diluted	$0.10	$0.43

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands)

	June 25, 2011	December 25, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$458,292	$462,326
Receivables, net	548,923	546,885
Inventories	789,267	846,463
Deferred income taxes and receivables	101,828	99,613
Other current assets	62,226	58,999

Total current assets	1,960,536	2,014,286

Property and equipment:
Land and land improvements	41,635	41,317
Buildings and improvements	494,664	487,160
Machinery and equipment	778,678	818,081

Total property and equipment	1,314,977	1,346,558
Accumulated depreciation	(925,107)	(949,269)

Net property and equipment	389,870	397,289

Intangible assets, net	83,429	83,231
Investment in Boise Cascade Holdings, L.L.C.	175,000	175,000
Timber notes receivable	899,250	899,250
Deferred income taxes	274,099	284,529
Other non-current assets	232,136	225,344

Total assets	$4,014,320	$4,078,929

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	June 25, 2011	December 25, 2010
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$41,611	$4,560
Accounts payable	649,017	686,106
Income tax payable	4,084	11,055
Accrued expenses and other current liabilities:
Compensation and benefits	102,905	145,911
Other	199,695	196,842

Total current liabilities	997,312	1,044,474

Long-term debt, less current portion	232,467	270,435
Non-recourse debt	1,470,000	1,470,000

Other long-term items:
Compensation and benefits obligations	243,026	250,756
Deferred gain on sale of assets	179,757	179,757
Other long-term liabilities	199,936	213,496

Noncontrolling interest in joint venture	40,707	49,246

Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 652,277 and 686,696 shares outstanding	29,352	30,901
Common stock—$2.50 par value; 200,000,000 shares authorized; 86,004,280 and 85,057,710 shares outstanding	215,011	212,644
Additional paid-in capital	1,003,183	986,579
Accumulated deficit	(525,266)	(533,606)
Accumulated other comprehensive loss	(71,165)	(95,753)

Total OfficeMax shareholders’ equity	651,115	600,765

Total liabilities and shareholders’ equity	$4,014,320	$4,078,929

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(thousands)

	Six Months Ended
	June 25, 2011	June 26, 2010
	(unaudited)
Cash provided by operations:
Net income attributable to OfficeMax and noncontrolling interest	$11,132	$39,252
Non-cash items in net income:
Earnings on investment in Boise Cascade Holdings L.L.C.	(3,815)	(3,527)
Depreciation and amortization	42,555	51,938
Pension and other postretirement benefits expense	3,638	2,586
Other	9,358	6,627
Changes in operating assets and liabilities:
Receivables	6,864	32,134
Inventories	68,337	40,949
Accounts payable and accrued liabilities	(87,788)	(110,245)
Current and deferred income taxes	(2,911)	18,880
Other	(20,719)	(10,606)

Cash provided by operations	26,651	67,988

Cash used for investment:
Expenditures for property and equipment	(28,192)	(28,589)
Proceeds from sales of assets, net	138	613

Cash used for investment	(28,054)	(27,976)

Cash used for financing:
Cash dividends paid—preferred stock	(1,142)	(1,348)
Borrowings of short-term debt, net	1,643	—
Payments of long-term debt	(3,662)	(1,697)
Purchase of Series D preferred stock	(1,536)	(3,165)
Proceeds from exercise of stock options	1,949	1,776
Payments related to other share-based compensation	(4,404)	—
Other	12	10

Cash used for financing	(7,140)	(4,424)

Effect of exchange rates on cash and cash equivalents	4,509	(955)
Increase (decrease) in cash and cash equivalents	(4,034)	34,633

Balance at beginning of the period	462,326	486,570

Balance at end of the period	$458,292	$521,203

See accompanying notes to quarterly consolidated financial statements

Notes to Quarterly Consolidated Financial Statements (unaudited)

1. Basis of Presentation

Nature of Operations

OfficeMax Incorporated (“OfficeMax,” the “Company” or “we”) is a leader in both business-to-business and retail office products distribution. The Company provides office supplies and paper, print and document services, technology products and solutions and furniture to large, medium and small businesses, government offices and consumers. OfficeMax customers are served by approximately 30,000 associates through direct sales, catalogs, the Internet and a network of retail stores throughout the United States, Canada, Australia, New Zealand and Mexico.

The accompanying quarterly consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries, except our 88%-owned subsidiary that formerly owned assets in Cuba that were confiscated by the Cuban government in the 1960s, which is accounted for as an investment due to various asset restrictions. We also consolidate the variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements are for the thirteen-week and twenty-six-week periods ended on June 25, 2011 (also referred to as the “second quarter of 2011” or the “three months ended June 25, 2011” and the “first six months of 2011” or the “six months ended June 25, 2011,” respectively) and the thirteen-week and twenty-six-week periods ended on June 26, 2010 (also referred to as the “second quarter of 2010” or the “three months ended June 26, 2010” and “first six months of 2010” or the “six months ended June 26, 2010,” respectively). The Company’s fiscal year ends on the last Saturday in December. Due primarily to statutory reporting requirements, the Company’s international businesses maintain December 31 year-ends and end their quarters on the last calendar day of the month, with our majority-owned joint venture in Mexico reporting one month in arrears. Fiscal year 2010 included 52 weeks for all reportable segments and businesses. Fiscal year 2011 will include 53 weeks for our U.S. businesses.

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

The quarterly consolidated financial statements included herein have not been audited by an independent registered public accounting firm but, in the opinion of management, include all adjustments necessary to present fairly the results for the periods indicated. Except as disclosed within these “Notes to Quarterly Consolidated Financial Statements (unaudited),” the adjustments made were of a normal, recurring nature. Quarterly results are not necessarily indicative of results which may be expected for a full year.

Recently Issued or Newly Adopted Accounting Standards

In June 2011, the FASB issued guidance which establishes disclosure requirements for other comprehensive income. The guidance requires the reporting of components of other comprehensive income and components of net income together as components of total comprehensive income, and is effective for periods beginning on or

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

after December 15, 2011. The guidance requires retrospective application and earlier application is permitted. The Company anticipates that adoption of this guidance will affect the presentation of certain elements of the Company’s financial statements, but these changes in presentation will not have a material impact on our financial statements.

2. Facility Closure Reserves

We conduct regular reviews of our real estate portfolio to identify underperforming facilities, and close those facilities that are no longer strategically or economically beneficial. We record a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred, primarily the location’s cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the required payments. These charges were recorded in other operating expense (income), net on the Consolidated Statement of Operations.

During the first six months of 2011, the Company recorded facility closure charges of $5.6 million (all in the second quarter) in its Retail segment associated with closing six underperforming domestic stores prior to the end of their lease terms, of which $5.4 million was related to the lease liability and $0.2 million was related to asset impairments.

During the first six months of 2010, the Company recorded facility closure charges of $14.4 million in its Retail segment associated with closing eight underperforming domestic stores prior to the end of their lease terms of which $13.0 million was related to the lease liability and other costs and $1.4 million was related to asset impairments and other items. Of these charges, $1.1 million was recorded in the second quarter of 2010.

Facility closure reserve account activity during the first six months of 2011 was as follows:

(thousands)
Balance at December 25, 2010	$61,673
Charges related to stores closed in 2011	5,421
Transfer of deferred rent balance	928
Changes to estimated costs included in income	696
Cash payments	(11,170)
Accretion	1,657

Balance at June 25, 2011	$59,205

Reserve balances were classified in the Consolidated Balance Sheets as follows:

June 25, 2011
(thousands)
Other accrued liabilities	$17,366
Other long-term liabilities	41,839

Total	$59,205

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

The components of the facilities closure reserve consisted of the following:

June 25, 2011
(thousands)
Estimated future lease obligations	$123,526
Less: anticipated sublease income	(64,321)

Total	$59,205

In addition, we were the lessee of a legacy building materials manufacturing facility near Elma, Washington until the fourth quarter of 2010. During 2006, we ceased operations at the facility, fully impaired the assets and recorded a reserve for the related lease payments and other contract termination and closure costs. This reserve balance was not included in the facilities closure reserve described above. During the second quarter of 2010, the Company signed an agreement with the lessor to terminate the lease and recorded income of $3.9 million to adjust the associated reserve. During the fourth quarter of 2010, we sold the facility’s equipment and recorded a final adjustment of $5.5 million to reduce the reserve balance. This income was reported in other operating expense (income), net in our Consolidated Statements of Operations.

3. Severance and Other Charges

The first six months of 2011 included severance charges recorded in the second quarter of $8.3 million ($8.0 million in Contract and $0.3 million in Retail), related to reorganizations in Canada ($3.6 million), Australia ($1.4 million) and the U.S. sales and supply chain organizations ($3.3 million). The first six months of 2010 included a severance charge recorded in the first quarter in our Contract segment of $0.8 million related to a reorganization of our U.S. Contract customer service centers. These charges were included in other operating expenses (income), net in the Consolidated Statements of Operations.

As of June 25, 2011, $7.9 million of severance charges remain to be paid and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

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

We are required for accounting purposes to assess the carrying value of assets whenever circumstances indicate that a decline in value may have occurred. In 2008, we evaluated the carrying value of the Lehman Guaranteed Installment Note and reduced it to the estimated amount we expect to collect ($81.8 million) by recording a non-cash impairment charge of $735.8 million, pre-tax. The ultimate amount to be realized on the Lehman Guaranteed Installment Note depends entirely on the proceeds from the Lehman bankruptcy estate, which may not be finally determined for several years. On June 30, 2011, Lehman filed an amended chapter 11 Disclosure Statement with the United States Bankruptcy Court for the Southern District of New York. The Disclosure Statement provides a range of estimated recoveries for various classes of unsecured creditors of Lehman. As our estimate is similar to the estimate included in the Disclosure Statement, we have not adjusted our estimated carrying value of $81.8 million for the Lehman Guaranteed Installment Note. Going forward, we intend to adjust the carrying value of the Lehman Guaranteed Installment Note as further information regarding our share of the proceeds, if any, from the Lehman bankruptcy estate becomes available.

Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty. Accordingly, the Lehman Guaranteed Installment Note and underlying Lehman guaranty will be transferred to the holders of the Securitization Notes guaranteed by Lehman in order to settle and extinguish that liability. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been extinguished. This will occur when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders. We expect that this will occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman ($735.0 million at June 25, 2011) and the carrying value of the Lehman Guaranteed Installment Note ($81.8 million at June 25, 2011) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

Through June 25, 2011, we have received all payments due under the Installment Notes guaranteed by Wachovia (the “Wachovia Guaranteed Installment Notes”), which have consisted only of interest due on the notes, and have made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Notes are current and we have no reason to believe that we will not be able to collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Notes, the notes are stated in our Consolidated Balance Sheets at their original principal amount of $817.5 million. The Installment Notes and Securitization Notes are scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Installment Notes.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability of $543 million until 2020, the maturity date for the Installment Notes. Due to the Lehman bankruptcy and note defaults, the recognition of the Lehman portion of the gain will be triggered when the Lehman Guaranteed Installment Note is transferred to the Securitization Note holders as payment and/or when the Lehman bankruptcy is resolved. At that time, we expect to reduce the estimated tax payment due by utilizing our available alternative minimum tax credits.

5. Debt

Credit Agreements

On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the “U.S. Credit Agreement”) with a group of banks. The U.S. Credit Agreement permits the Company to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The U.S. Credit Agreement may be increased (up to a maximum of $800 million) at the Company’s request or reduced from time to time, in each case according to the terms detailed in the U.S. Credit Agreement. Letters of credit, which may be issued under the U.S. Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. At the end of the second quarter of 2011, the Company was in compliance with all covenants under the U.S. Credit Agreement. The U.S. Credit Agreement expires on July 12, 2012.

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

On September 30, 2009, Grand & Toy Limited, the Company’s wholly owned subsidiary in Canada, entered into a Loan and Security Agreement (the “Canadian Credit Agreement”) with a group of banks. The Canadian Credit Agreement permits Grand & Toy Limited to borrow up to a maximum of C$60 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The Canadian Credit Agreement may be increased (up to a maximum of C$80 million) at Grand & Toy Limited’s request or reduced from time to time, in each case according to the terms detailed in the Canadian Credit Agreement. Letters of credit, which may be issued under the Canadian Credit Agreement up to a maximum of C$10 million, reduce available borrowing capacity under the Canadian Credit Agreement. At the end of the second quarter of 2011, Grand & Toy Limited was in compliance with all covenants under the Canadian Credit Agreement. The Canadian Credit Agreement expires on July 12, 2012.

On March 15, 2010, the Company’s five wholly-owned subsidiaries based in Australia and New Zealand entered into a Facility Agreement (the “Australia/New Zealand Credit Agreement”) with a financial institution based in those countries. The Australia/New Zealand Credit Agreement permits the subsidiaries in Australia and New Zealand to borrow up to a maximum of A$80 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of certain owned properties, less certain reserves. At the end of the second quarter of 2011, the subsidiaries in Australia and New Zealand were in compliance with all covenants under the Australia/New Zealand Credit Agreement. The Australia/New Zealand Credit Agreement expires on March 15, 2013.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Availability under the Company’s credit agreements at the end of the second quarter of 2011 was as follows:

	U.S. Credit Agreement	Canadian Credit Agreement	Australia/ New Zealand Credit Agreement	Total
	(millions of U.S. dollars)
Maximum aggregate available borrowing amount	$515.0	$47.3	$57.9	$620.2
Less: Stand-by letters of credit	(54.5)	—	—	(54.5)

Amount available for borrowing	$460.5	$47.3	$57.9	$565.7

There were no borrowings under the Company’s credit agreements during 2011.

Other

At the end of the first six months of 2011, Grupo OfficeMax, our 51%-owned joint venture in Mexico, had total outstanding borrowings of $13.8 million. This included $7.1 million outstanding under a 60-month installment note due in the first quarter of 2014 and $5.0 million outstanding under a 54-month installment note due in the third quarter of 2014. Payments on the installment loans are made monthly. The remaining $1.7 million of borrowings is a simple revolving loan. Recourse on the Grupo OfficeMax loans is limited to Grupo OfficeMax. The installment loan maturing in the third quarter of 2014 is secured by certain owned property of Grupo OfficeMax. All other Grupo OfficeMax loan facilities are unsecured.

Cash Paid for Interest

Cash payments for interest, net of interest capitalized and including interest payments related to the Securitization Notes, were $15.3 million and $16.7 million for the first six months of 2011 and 2010, respectively. Cash interest payments made on the Securitization Notes are completely offset by interest payments received on the Installment Notes.

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

The non-voting securities of Boise Cascade Holdings, L.L.C. accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June and December. The Company recognized dividend income on this investment of $1.9 million and $1.8 million in the second quarters of 2011 and 2010, respectively, and $3.8 million and $3.5 million in the first six months of 2011 and 2010, respectively. The dividend receivable was $34.0 million at June 25, 2011, and was recorded in other non-current assets in the Consolidated Balance Sheets.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

7. Financial Instruments, Derivatives and Hedging Activities

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (non-derivatives), short-term borrowings and trade accounts payable approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at June 25, 2011 and December 25, 2010. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	June 25, 2011
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable
Wachovia	$—	$912,460	$—	$912,460	$817,500
Lehman	$—	$—	$81,750	$81,750	$81,750

Financial liabilities:
Recourse debt	$13,788	$232,250	$—	$246,038	$274,078
Non-recourse debt
Wachovia	$—	$832,148	$—	$832,148	$735,000
Lehman	$—	$—	$81,750	$81,750	$735,000

	December 25, 2010
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable
Wachovia	$—	$888,288	$—	$888,288	$817,500
Lehman	$—	$—	$81,750	$81,750	$81,750

Financial liabilities:
Recourse debt	$—	$255,519	$—	$255,519	$274,995
Non-recourse debt
Wachovia	$—	$811,093	$—	$811,093	$735,000
Lehman	$—	$—	$81,750	$81,750	$735,000

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

Level 2: Quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable, either directly or indirectly.

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable, thus reflecting assumptions about the market participants.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

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

•

Recourse debt: The Company’s debt instruments are not widely traded. Recourse debt for which there were trades on the last day of the period (the “measurement date”) was valued using the unadjusted quoted price from the last trade on the measurement date (Level 1 input). Recourse debt for which there were no transactions on the measurement date was valued based on quoted market prices near the measurement date when available or by discounting the future cash flows of each instrument using rates based on the most recently observable trade or using rates currently offered to the Company for similar debt instruments of comparable maturities (Level 2 inputs).

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

During the first six months of 2011, there was no change in assets and liabilities measured at estimated fair value using Level 3 inputs.

Derivatives and Hedging Activities

Changes in foreign currency exchange rates expose the Company to financial market risk. The Company occasionally uses derivative financial instruments, such as forward exchange contracts, to manage its exposure associated with commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. The Company does not enter into derivative instruments for any other purpose. The Company does not speculate using derivative instruments. The fair values of derivative financial instruments were not material at the end of the second quarter of 2011 or at the end of fiscal year 2010.

8. Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and multiple state and foreign jurisdictions. Years prior to 2006 are no longer subject to U.S. Federal income tax examination. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2003, and the Company is no longer subject to income tax examinations prior to 2005 for its major foreign jurisdictions.

As discussed in Note 4, “Timber Notes/Non-Recourse Debt,” at the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability of $543 million until 2020, the maturity date for the Installment Notes. Due to the Lehman bankruptcy and note defaults, the recognition of the Lehman portion of the gain will be triggered when the Lehman Guaranteed Installment Note is transferred to the Securitization Note holders as payment and/or when the Lehman bankruptcy is resolved. At that time, we expect to reduce the estimated tax payment due by utilizing our available alternative minimum tax credits.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

As of June 25, 2011, the Company had $21.3 million of total gross unrecognized tax benefits, $6.8 million of which would affect the Company’s effective tax rate if recognized and would result from the effective settlement of tax positions with various tax authorities. The Company does not anticipate the settlement of these items to occur within the next twelve months.

A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

(thousands)
Balance at December 25, 2010	$20,863
Increase related to prior year tax positions	472
Settlement	(10)

Balance at June 25, 2011	$21,325

During the first six months of 2011 and 2010, the Company made cash payments for income taxes, net of refunds received, as follows:

	2011	2010
	(thousands)
Cash tax payments, net	$9,580	$3,815

9. Retirement and Benefit Plans

Components of Net Periodic Benefit Cost (Income)

The following represents the components of net periodic pension and other postretirement benefit costs (income) which are recorded in operating, selling and general and administrative expense in the Consolidated Statements of Operations:

	Three Months Ended
	Pension Benefits		Other Benefits
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(thousands)
Service cost	$634	$707	$18	$66
Interest cost	17,546	18,494	207	310
Expected return on plan assets	(20,098)	(20,872)	—	—
Recognized actuarial loss	4,325	3,273	26	64
Amortization of prior service costs	—	—	(1,002)	(1,002)

Net periodic benefit cost (income)	$2,407	$1,602	$(751)	$(562)

	Six Months Ended
	Pension Benefits		Other Benefits
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(thousands)
Service cost	$1,273	$1,383	$115	$131
Interest cost	35,088	37,107	507	605
Expected return on plan assets	(40,203)	(41,747)	—	—
Recognized actuarial loss	8,752	6,619	110	112
Amortization of prior service costs and other	—	379	(2,004)	(2,003)

Net periodic benefit cost (income)	$4,910	$3,741	$(1,272)	$(1,155)

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Cash Flows

The Company expects to fund the minimum pension contribution requirement for 2011 of approximately $3.7 million with cash. As of June 25, 2011, $1.7 million in cash has been contributed.

10. Segment Information

The Company manages its business using three reportable segments: Contract, Retail, and Corporate and Other. Management reviews the performance of the Company based on these segments.

Contract distributes a broad line of items for the office, including office supplies and paper, technology products and solutions, print and document services and office furniture. Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Australia and New Zealand, through office products stores. Substantially all products sold by Contract are purchased from third-party manufacturers or industry wholesalers. Contract purchases office papers primarily from Boise White Paper, L.L.C., under a paper supply contract. See Note 15, “Commitments”, for information regarding the paper supply contract.

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

Management evaluates the segments’ performances using segment income (loss) which is based on operating income (loss) after eliminating the effect of certain operating items that are not indicative of our core operations such as severances, facility closures and adjustments, and asset impairments. These certain operating items are reported on the other operating expenses (income), net line in the Consolidated Statements of Operations.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

The following tables contain details of the Company’s operations by segment:

	Sales	Segment income (loss)	Other operating, income (expense)	Operating income (loss)
	(thousands)
Three months ended June 25, 2011
Contract	$880,333	$17,425	$(8,058)	$9,367
Retail	767,283	7,969	(5,858)	2,111
Corporate and Other	—	(7,457)	—	(7,457)

Total	$1,647,616	$17,937	$(13,916)	$4,021

Three months ended June 26, 2010
Contract	$880,526	$19,401	$—	$19,401
Retail	772,647	13,866	(1,097)	12,769
Corporate and Other	—	(7,996)	3,938	(4,058)

Total	$1,653,173	$25,271	$2,841	$28,112

	Sales	Segment income (loss)	Other operating, income (expense)	Operating income (loss)
	(thousands)
Six months ended June 25, 2011
Contract	$1,806,005	$26,430	$(8,058)	$18,372
Retail	1,704,612	33,589	(5,858)	27,731
Corporate and Other	—	(13,470)	—	(13,470)

Total	$3,510,617	$46,549	$(13,916)	$32,633

Six months ended June 26, 2010
Contract	$1,843,527	$53,160	$(861)	$52,299
Retail	1,726,901	52,650	(14,450)	38,200
Corporate and Other	—	(16,996)	3,963	(13,033)

Total	$3,570,428	$88,814	$(11,348)	$77,466

Interest expense, interest income, and other expense (income), net are not recorded by segments.

11. Share-Based Compensation

The Company sponsors several share-based compensation plans. The Company recognizes compensation expense from all share-based payment transactions with employees in the consolidated financial statements based on grant date fair value. Pre-tax compensation expense related to the Company’s share-based plans was $3.3 million for the second quarters of both 2011 and 2010, and $8.7 million and $5.9 million for the first six months of 2011 and 2010, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the consolidated statement of operations for share-based compensation arrangements was $1.3 million for the second quarters of both 2011 and 2010, and $3.4 million and $2.3 million for the first six months of 2011 and 2010, respectively.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Restricted Stock and Restricted Stock Units

The Company recognizes compensation expense related to restricted stock and Restricted Stock Unit (“RSU”) awards over the vesting periods based on the closing price of the Company’s common stock on the grant dates. The Company calculates the grant date fair value of the RSU awards by multiplying the number of RSU awards by the closing price of the Company’s common stock on the grant date. If these awards contain performance criteria, the grant date fair value is estimated assuming performance at target, and management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. Pre-tax compensation expense related to restricted stock and RSU awards was $0.7 million and $2.0 million for the second quarters of 2011 and 2010, respectively, and $3.2 million and $3.5 million for the first six months of 2011 and 2010, respectively. The remaining compensation expense to be recognized related to outstanding restricted stock and RSUs, net of estimated forfeitures, is approximately $5.2 million. The remaining compensation expense will be recognized through the second quarter of 2014.

A summary of restricted stock and RSU activity for the first six months of 2011 is presented in the following table:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, December 25, 2010	2,111,135	$13.89
Granted	457,188	14.55
Vested	(820,771)	15.24
Forfeited	(129,480)	12.43

Nonvested, June 25, 2011	1,618,072	$13.50

Stock Options

The Company’s stock options are issued at a price equal to fair market value on the grant date and typically expire within seven years of the grant date. Stock options granted under the OfficeMax Incentive and Performance Plan generally vest over a three year period. The grant date fair value used to calculate compensation expense related to stock option awards is based on the Black-Scholes option pricing model. Pre-tax compensation expense related to stock option awards was $2.6 million and $1.3 million for the second quarters of 2011 and 2010, respectively, and $5.5 million and $2.4 million for the first six months of 2011 and 2010, respectively. The remaining compensation expense to be recognized related to outstanding stock options net of estimated forfeitures is approximately $14.4 million. The majority of the remaining compensation expense will be recognized through the second quarter of 2014.

A summary of stock option activity for the first six months of 2011 is presented in the following table:

	Shares	Wtd. Avg. Ex. Price
Balance at December 25, 2010	4,313,290	$16.52
Options granted	1,034,300	16.41
Options exercised	(405,988)	4.80
Options forfeited and expired	(220,818)	13.44

Balance at June 25, 2011	4,720,784	$17.65

Exercisable at June 25, 2011	1,868,023
Weighted average fair value of options granted (Black-Scholes)	$8.69

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

The following table provides summarized information about stock options outstanding at June 25, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.00 – $3.00	11,171	—	$2.50	11,171	$2.50
$4.00 – $5.00	902,779	4.6	4.73	506,227	4.72
$10.00 – $16.00	900,734	5.7	14.17	294,465	14.52
$16.00 – $17.00	874,940	6.6	16.86	—	16.86
$18.00 – $19.00	975,000	6.4	18.15	—	18.15
$24.00 – $37.00	1,056,160	1.4	32.01	1,056,160	32.01

At June 25, 2011, the aggregate intrinsic value was $2.7 million for outstanding stock options and $1.6 million for exercisable stock options. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the second quarter of 2011 and the exercise price, multiplied by the number of in-the-money stock options at the end of the quarter).

During the first six months of 2011, the Company granted stock options for 1,034,300 shares of our common stock and estimated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.03%, expected life of 4.5 years and expected stock price volatility of 64.74%. The risk-free interest rate assumptions are based on the applicable Treasury bill rates over the stock options’ expected lives; the expected life assumptions are based on the time period stock options are expected to be outstanding based on historical experience; and the expected stock price volatility assumptions are based on the historical and implied volatility of the Company’s common stock.

12. Shareholders’ Equity and Noncontrolling Interest

The following table reflects changes in shareholders’ equity and noncontrolling interest for the first six months of 2011.

	Shareholders’ Equity	Noncontrolling Interest
	(thousands)
Balance at December 25, 2010	$600,765	$49,246

Comprehensive income:
Net income attributable to OfficeMax and noncontrolling interest	9,445	1,687
Other comprehensive income:
Foreign currency translation adjustments	17,437	2,498
Amortization of unrecognized retirement and benefit costs, net of tax	7,067	—
Unrealized hedge loss adjustment, net of tax	85	—

Comprehensive income attributable to OfficeMax and noncontrolling interest	34,034	4,185
Preferred stock dividends	(1,100)	—
Stock-based compensation	8,677	—
Non-controlling interest fair value adjustment	12,724	(12,724)
Other	(3,985)	—

Balance at June 25, 2011	$651,115	$40,707

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the second quarter of 2011, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $40.2 million. At the end of the second quarter of 2011, the noncontrolling interest was recorded at the estimated purchase price, which was in excess of the carrying value. As the estimated purchase price approximates fair value, the offset was recorded to additional paid-in capital.

13. Comprehensive Income

Comprehensive income includes the following:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(thousands)		(thousands)
Net income (loss) attributable to OfficeMax and noncontrolling interest	$(2,101)	$12,949	$11,132	$39,252
Other comprehensive income:
Foreign currency translation adjustments	14,805	(10,920)	19,935	(6,378)
Amortization of unrecognized retirement and benefit costs, net of tax	4,953	2,321	7,067	3,118
Unrealized hedge loss adjustment, net of tax	395	—	85	—

Comprehensive income attributable to OfficeMax and noncontrolling interest	18,052	4,350	38,219	35,992
Less: Comprehensive income attributable to noncontrolling interest	1,790	455	4,185	1,535

Comprehensive income available to OfficeMax	$16,262	$3,895	$34,034	$34,457

14. Net Income (Loss) Per Common Share

Basic net income (loss) per share is calculated using net income (loss) available to holders of our common stock divided by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share is similar to basic net income (loss) per share except that the weighted average number of shares of common stock outstanding is increased to include, if their inclusion is dilutive, the number of additional shares of common stock that would have been outstanding assuming the issuance of all potentially dilutive shares, such as common stock to be issued upon exercise of options and the vesting of non-vested restricted shares, and the conversion of outstanding preferred stock. Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by weighted average shares outstanding as follows:

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
	(thousands, except per- share amounts)		(thousands, except per- share amounts)
Net income (loss) available to OfficeMax common shareholders	$(3,021)	$11,761	$8,345	$36,540

Average shares—basic(a)	85,978	84,928	85,673	84,791
Restricted stock, stock options and other(b)(c)	—	1,173	1,101	1,177

Average shares—diluted	85,978	86,101	86,774	85,968

Net income (loss) available to OfficeMax common shareholders per common share:
Basic	$(0.04)	$0.14	$0.10	$0.43
Diluted	$(0.04)	$0.14	$0.10	$0.43

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

(a)	The assumed conversion of outstanding preferred stock was anti-dilutive in all periods presented, and therefore no adjustment was required to determine diluted income from continuing operations or average shares-diluted.
(b)	Outstanding options to purchase 4.8 million shares of common stock and RSUs for 1.1 million shares of common stock were excluded from the computation of diluted income (loss) per common share, because the impact would have been anti-dilutive due to the loss reported for the second quarter of 2011. Outstanding options to purchase 3.4 million shares of common stock for the first six months of 2011 were excluded from the computation of diluted income (loss) per common share for the second quarter of 2011, because the impact would have been anti-dilutive as such options’ exercise prices were higher than the average market price during those periods.
(c)	Outstanding options to purchase 1.2 million and 1.4 million shares of common stock for the second quarter and the first six months of 2010, respectively were excluded from the computation of diluted income (loss) per common share, because the impact would have been anti-dilutive as such options’ exercise prices were higher than the average market price during those periods.

15. Commitments

During the second quarter of 2011, we entered into a new paper supply contract with Boise White Paper, L.L.C. (“Boise”), under which we have agreed to purchase office papers from Boise, and Boise has agreed to supply office papers to us, subject to the terms and conditions of the paper supply contract. The new paper supply contract replaces the previous supply contract executed in 2004 with Boise.

The paper supply contract requires us to purchase from Boise and Boise to sell to us virtually all of our North American requirements for office paper, subject to certain conditions. After 2012, the paper supply contract provides us more flexibility to purchase paper from paper producers other than Boise. The paper supply contract’s term will expire on December 31, 2017, followed by a gradual reduction of the Company’s purchase requirements over a two year period thereafter. However, if certain circumstances occur, the term may be terminated earlier, beginning as early as December 31, 2012. If the term ends December 31, 2012, it will be followed by a gradual reduction of the Company’s purchase requirements over a four year period. If the term ends on a later date, the gradual reduction period will last two years.

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

Overall Summary

Sales for the second quarter of 2011 decreased 0.3% year-over-year to $1,647.6 million, while sales of $3,510.6 million for the first six months of 2011 decreased 1.7% year-over-year. On a local currency basis, sales for the second quarter of 2011 declined 2.4% compared to the second quarter of 2010 and sales for the first six months of 2011 declined 3.3% compared to the first six months of 2010. In our segments, for the second quarter of 2011 compared to the second quarter of 2010, Retail sales declined while Contract sales were flat (Contract sales declined on a local currency basis). Compared to the same periods of 2010, gross profit margin decreased 0.1% of sales (10 basis points) to 25.8% of sales in the second quarter of 2011 and 0.5% of sales (50 basis points) to 25.6% of sales in the first six months of 2011. Both the second quarter and first six months of 2011 were adversely impacted by less favorable inventory shrinkage reserve adjustments in the current year than in the prior year periods (2011 reserve adjustments were lower than in 2010 by $9.0 million for the second quarter and $11.0 million for the first six months). Operating, selling and general and administrative expenses increased $4.8 million and $8.7 million for the second quarter and the first six months of 2011, respectively. These increases were the result of the impact of foreign currency exchange rates in our international operations, as well as spending on long-term growth initiatives and the impact of unfavorable trends in health and workers’ compensation benefits, which were partially offset by lower incentive compensation expense. We reported operating income of $4.0 million and $32.6 million in the second quarter and first six months of 2011, respectively, compared to operating income of $28.1 million and $77.5 million for the second quarter of 2010 and the first six months of 2010, respectively. As noted in the discussion and analysis that follows, our operating results in the applicable periods were impacted by significant items such as charges for store closures and severance, as well as favorable adjustments to legacy reserves. These items were recorded in other operating expense (income), net. If we eliminate these items, our adjusted operating income was $17.9 million and $46.5 million for the second quarter and first six months of 2011, respectively, and $25.3 million and $88.8 million for the second quarter and first six months of 2010, respectively.

The reported net income (loss) available to OfficeMax common shareholders was a loss of $3.0 million, or $(0.04) per diluted share, in the second quarter of 2011 compared to income of $11.8 million, or $0.14 per diluted share, in the second quarter of 2010. The reported net income available to OfficeMax common shareholders was $8.3 million, or $0.10 per diluted share, in the first six months of 2011 compared to $36.5 million, or $0.43 per diluted share, in the first six months of 2010. If we eliminate the impact of significant items from all periods, our adjusted net income available to OfficeMax common shareholders was $6.0 million, or $0.07 per diluted share, and $17.3 million, or $0.20 per diluted share, for the second quarter and first six months of 2011, respectively, and $10.0 million, or $0.12 per diluted share, and $43.5 million, or $0.51 per diluted share, for the second quarter and first six months of 2010, respectively.

Results of Operations, Consolidated

($ in millions)

	Three months ended		Six months ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Sales	$1,647.6	$1,653.2	$3,510.6	$3,570.4
Gross profit	425.1	427.7	899.6	933.2
Operating, selling and general and administrative expenses	407.2	402.4	853.1	844.4
Other operating expenses (income), net	13.9	(2.8)	13.9	11.3

Total operating expenses	421.1	399.6	867.0	855.7
Operating income	$4.0	$28.1	$32.6	$77.5
Net income (loss) available to OfficeMax common shareholders	$(3.0)	$11.8	$8.3	$36.5

Gross profit margin	25.8%	25.9%	25.6%	26.1%
Operating, selling and general and administrative expenses
Percentage of sales	24.7%	24.4%	24.3%	23.6%

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

	Non-GAAP Reconciliation
	Three Months Ended June 25, 2011			Six Months Ended June 25, 2011
	Operating income	Net income (loss) available to OfficeMax common shareholders	Diluted income (loss) per common share	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(millions, except per-share amounts)			(millions, except per-share amounts)
As reported	$4.0	$(3.0)	$(0.04)	$32.6	$8.3	$0.10
Store closure charges	5.6	3.4	0.04	5.6	3.4	0.04
Severance charges	8.3	5.6	0.07	8.3	5.6	0.06

As adjusted	$17.9	$6.0	$0.07	$46.5	$17.3	$0.20

	Non-GAAP Reconciliation
	Three Months Ended June 26, 2010			Six Months Ended June 26, 2010
	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(millions, except per-share amounts)			(millions, except per-share amounts)
As reported	$28.1	$11.8	$0.14	$77.5	$36.5	$0.43
Store closure charges	1.1	0.6	0.01	14.4	8.9	0.10
Severance charges	—	—	—	0.8	0.5	0.01
Reserve adjustment related to legacy facility	(3.9)	(2.4)	(0.03)	(3.9)	(2.4)	(0.03)

As adjusted	$25.3	$10.0	$0.12	$88.8	$43.5	$0.51

These items are described in more detail in this Management’s Discussion and Analysis.

At the end of the second quarter of 2011, we had $458.3 million in cash and cash equivalents and $565.7 million in available (unused) borrowing capacity under our revolving credit facilities. The combination of cash and cash equivalents and available borrowing capacity yields $1,024.0 million of overall liquidity. At the end of the second quarter of 2011, we had outstanding recourse debt of $274.1 million (both current and long-term) and non-recourse obligations of $1,470.0 million related to the timber securitization notes. There is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged installment notes receivable and underlying guarantees. There were no borrowings on our revolving credit facilities during the first six months in 2011.

For the first six months of 2011, operations provided $26.7 million of cash with the majority realized in the second quarter. Capital expenditures for the first six months of 2011 totaled $28.2 million and included systems and infrastructure investments.

Outlook

We continue to experience lower sales as a result of the difficult macroeconomic environment but have made progress on gross margin initiatives. Based on these trends, we anticipate that total company sales for the third quarter will be in line with the third quarter of 2010, including the favorable impact of foreign currency translation, and total company sales for the second half of 2011 will be slightly higher than the respective prior-year period, including the favorable impact of foreign currency translation and the benefit of the additional fiscal week in the fourth quarter. Additionally, OfficeMax anticipates that for both the third quarter and second half of 2011, the adjusted operating income margin rate will be flat to slightly higher than the respective prior-year periods. We anticipate capital expenditures for the full year of 2011 to be approximately $75 million, primarily related to technology, ecommerce and infrastructure investments and upgrades. In addition, we expect cash flow from operations to be in excess of capital expenditures for the full year of 2011.

Operating Results

Sales for the second quarter of 2011 decreased 0.3% year-over-year to $1,647.6 million, while sales of $3,510.6 million for the first six months of 2011 decreased 1.7% year-over-year. On a local currency basis, sales for the second quarter of 2011 declined 2.4% compared to the second quarter of 2010 and sales for the first six months of 2011 declined 3.3% compared to the first six months of 2010. On a local currency basis, sales for both our Retail and Contract businesses declined in both the second quarter and the first six months of 2011 compared to the same periods of 2010. These declines are the result of spending reductions by our customers resulting from the continued challenging economic environment and have occurred simultaneously with increased competitive intensity. The sales declines for the first six months of 2011 also included an unfavorable impact from inclement weather in the U.S. during the first quarter of 2011.

Gross profit margin decreased 0.1% of sales (10 basis points) to 25.8% of sales in the second quarter of 2011 and 0.5% of sales (50 basis points) to 25.6% of sales in the first six months of 2011. For the second quarter of 2011, the Company experienced less favorable inventory shrinkage reserve adjustments in the current year than those in the prior year. Mitigating the negative gross profit margin impact from this inventory shrinkage reserve adjustment was improved margins from customer sales in Retail and U.S. Contract, continued favorable trends in inventory shrinkage expense and lower occupancy costs, all of which were partially offset by higher delivery costs relating to fuel prices. Gross profit margin for the first six months of 2011 also declined as a result of lower Retail margins from the customer sales due to an unfavorable product mix shift and higher import duties associated with purchases in prior periods experienced in the first quarter.

Operating, selling and general and administrative expenses increased $4.8 million and $8.7 million for the second quarter and the first six months of 2011, respectively. As a percentage of sales, operating, selling and general and administrative expenses increased 0.3% of sales to 24.7% of sales in the second quarter of 2011 from 24.4% of sales in the second quarter of 2010 and increased 0.7% of sales to 24.3% of sales in the first six months of 2011 from 23.6% of sales in the first six months of 2010. Increases in the operating, selling and general and administrative expenses as a percentage of sales occurred in both our Retail and Contract segments for both periods of 2011 and were the result of spending on long-term growth initiatives and the impact of unfavorable trends in health and workers’ compensation benefits, which were partially offset by lower incentive compensation expense. Expenses for the second quarter of 2011 were higher than for the second quarter of 2010 due to the impact of foreign currency exchange rates in our international operations (approximately $8 million), increased spending on long-term growth and profitability initiatives, unfavorable trends in health and workers’ compensation benefits and the impact of a favorable legal settlement ($3.7 million) recorded in the second quarter of 2010. Incentive compensation expense was $19.0 million lower in the second quarter of 2011 than the second quarter of 2010 and $18.5 million lower in the first six months of 2011 than in the first six months of 2010.

As noted above, our results for the first six months of 2011 and 2010 include several significant items, as follows:

•

The first six months of 2011 and 2010 include charges recorded in our Retail segment related to store closures in the U.S. of $5.6 million (second quarter only) and $14.4 million, respectively, which reduced net income available to OfficeMax common shareholders by $3.4 million and $8.9 million, or $0.04 and $0.10 per diluted share, for the first six months of 2011 and 2010, respectively. Store closure charges recorded in the second quarters of 2011 and 2010 were $5.6 million and $1.1 million, respectively, which increased net loss available to OfficeMax common shareholders by $3.4 million and $0.6 million, or $0.04 and $0.01 per diluted share, for the second quarters of 2011 and 2010, respectively.

•

The first six months of 2011 and 2010 include severance charges of $8.3 million recorded in the second quarter of 2011 ($8.0 million in Contract and $0.3 million in Retail) related to reorganizations in Canada, Australia, and the U.S. sales and supply chain organizations and $0.8 million recorded in the first quarter of 2010 in our Contract segment related to a reorganization of U.S. customer service operations. The effect of these items increased net loss by $5.6 million, or $0.07 per diluted share, for the second quarter of 2011, and reduced net income by $5.6 million and $0.5 million, or $0.06 and $0.01 per diluted share, for the first six months of 2011 and 2010, respectively.

•

The first six months of 2010 include income of $3.9 million, all recorded in the second quarter, related to the adjustment of a reserve associated with our legacy building materials manufacturing facility near Elma, Washington due to an agreement with the lessor to terminate the lease. This item increased net income by $2.4 million, or $0.03 per diluted share, for both the quarter and six month period.

Interest income was $10.9 million and $10.6 million for the second quarters of 2011 and 2010, respectively. For the first six months of 2011 and 2010, interest income was $21.9 million and $21.2 million, respectively.

Interest expense was $18.1 million in the second quarter of 2011 compared to $18.4 million in the second quarter of 2010 and was $36.9 million in the first six months of 2011 compared to $36.7 million in the first six months of 2010.

For the second quarter of 2011, we recognized income tax benefit of $1.0 million on a pre-tax loss of $3.1 million (effective tax benefit rate of 32.3%) compared to income tax expense of $7.3 million on pre-tax income of $20.2 million (effective tax expense rate of 36.0%) for the second quarter of 2010. For the first six months of 2011, we recognized income tax expense of $6.7 million on pre-tax income of $17.8 million (effective tax expense rate of 37.5%) compared to income tax expense of $22.7 million on pre-tax income of $61.9 million (effective tax expense rate of 36.6%) for the first six months of 2010. The effective tax rate in both years was impacted by the effects of state income taxes, income items not subject to tax, non-deductible expenses and the mix of domestic and foreign sources of income.

We reported net loss attributable to OfficeMax and noncontrolling interest of $2.1 million for the second quarter of 2011 and net income attributable to OfficeMax and noncontrolling interest of $11.1 million for the first six months of 2011, respectively. After adjusting for joint venture earnings attributable to noncontrolling interest and preferred dividends, we reported net loss available to OfficeMax common shareholders of $3.0 million, or $(0.04) per diluted share, for the second quarter of 2011, and net income available to OfficeMax common shareholders of $8.3 million, or $0.10 per diluted share, for the first six months of 2011. Adjusted net income (loss) available to OfficeMax common shareholders, as discussed above, was income of $6.0 million, or $0.07 per diluted share, for the second quarter of 2011 compared to income of $10.0 million, or $0.12 per diluted share, for the second quarter of 2010. For the first six months of 2011 and 2010, adjusted net income (loss) available to OfficeMax common shareholders was income of $17.3 million, or $0.20 per diluted share, for 2011 compared to income of $43.5 million, or $0.51 per diluted share, for 2010.

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

Contract

($ in millions)

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Sales	$880.3	$880.5	$1,806.0	$1,843.5
Gross profit	195.9	199.9	401.4	418.3
Gross profit margin	22.3%	22.7%	22.2%	22.7%
Operating, selling and general and administrative expenses	178.5	180.5	375.0	365.2
Percentage of sales	20.3%	20.5%	20.7%	19.8%

Segment income	$17.4	$19.4	$26.4	$53.1
Percentage of sales	2.0%	2.2%	1.5%	2.9%

Sales by Product Line
Office supplies and paper	$502.2	$496.2	$1,043.7	$1,059.3
Technology products	281.3	296.3	572.3	608.3
Office furniture	96.8	88.0	190.0	175.9

Sales by Geography
United States	$592.2	$607.9	$1,200.4	$1,252.0
International	288.1	272.6	605.6	591.5
Sales Growth (Decline)	0.0%	(0.1)%	(2.0)%	1.9%

Contract segment sales for the second quarter of 2011 of $880.3 million were flat compared to sales of $880.5 million for the second quarter of 2010. For the first six months of 2011, sales decreased 2.0% to $1,806.0 million from $1,843.5 million for the first six months of 2010. In the second quarter of 2011, on a local currency basis, there was a 3.5% decline for the segment, with U.S. Contract sales declining 2.6%. This U.S. Contract sales decline was improved from the 5.6% decline in the first quarter of 2011, as the rate of sales decline related to existing customers improved from the first quarter of 2011, and sales to newly acquired customers outpaced the reduction in sales due to lost customers. International sales declined 5.5% on a local currency basis in the second quarter of 2011 compared to a 7.4% decline on a local currency basis in the first quarter of 2011, primarily as a result of decreased sales to existing customers and several large customers that were not retained.

Contract segment gross profit margin decreased 0.4% of sales (40 basis points) to 22.3% of sales for the second quarter of 2011 and 0.5% of sales (50 basis points) to 22.2% for the first six months of 2011 compared to the same periods of 2010. The decreases in gross profit margins occurred in both our U.S. and international Contract businesses for both the second quarter and first six months of 2011, as higher delivery expense and the impact of less favorable inventory shrinkage reserve adjustments recorded in the current year than in the prior year (2011 reserve adjustments were lower than in 2010 by $2.6 million for the second quarter and $4.0 million for the first six months) were partially offset by lower occupancy costs and increased margins from customer sales in the U.S. International margins for the second quarter and the first six months of 2011 declined compared to the same periods of 2010 due to lower margins from customer sales as a result of increased competitive market conditions in Canada.

As a percentage of sales, Contract segment operating, selling and general and administrative expenses decreased 0.2% of sales to 20.3% of sales for the second quarter of 2011 from 20.5% of sales in the second quarter of 2010. Contract segment operating, selling and general and administrative expenses for the second quarter of 2011 decreased $2.0 million from the second quarter of 2010, primarily due to lower incentive compensation expense of $9.4 million, which was partially offset by the unfavorable impact of foreign currency exchange rates (approximately $7 million). For the first six months of 2011, Contract segment operating, selling and general and administrative expenses increased 0.9% of sales to 20.7% of sales from 19.8% of sales for the first six months of 2010 due to increased costs associated with long-term growth and profitability initiatives associated with our managed-print-services, customer service centers and business-to-business website, which were partially offset by lower incentive compensation expense.

Contract segment income was $17.4 million, or 2.0% of sales, and $19.4 million, or 2.2% of sales, for the second quarters of 2011 and 2010, respectively, and $26.4 million, or 1.5% of sales, and $53.1 million, or 2.9% of sales, for the first six months of 2011 and 2010, respectively. The decrease in segment income for both periods was attributable to the lower sales and lower gross margin rates, and higher operating, selling and general and administrative expenses from the impact of foreign currency rates, all of which were partially offset by the lower incentive compensation expense.

Retail

($ in millions)

	Three Months Ended		Six Months Ended
	June 25, 2011	June 26, 2010	June 25, 2011	June 26, 2010
Sales	$767.3	$772.7	$1,704.6	$1,726.9
Gross profit	229.2	227.8	498.2	514.9
Gross profit margin	29.9%	29.5%	29.2%	29.8%
Operating, selling and general and administrative expenses	221.2	213.9	464.6	462.3
Percentage of sales	28.9%	27.7%	27.2%	26.8%

Segment income	$8.0	$13.9	$33.6	$52.6
Percentage of sales	1.0%	1.8%	2.0%	3.0%

Sales by Product Line
Office supplies and paper	$319.5	$314.0	$720.1	$709.1
Technology products	400.3	413.4	882.5	916.9
Office furniture	47.5	45.3	102.0	100.9

Sales by Geography
United States	$702.5	$721.3	$1,572.2	$1,624.2
International	64.8	51.4	132.4	102.7

Sales Decline
Segment sales decline	(0.7)%	(0.5)%	(1.3)%	(1.9)%
Same-location sales decline	(0.5)%	(0.3)%	(0.9)%	(1.6)%

Retail segment sales decreased by 0.7% (1.2% on a local currency basis) to $767.3 million for the second quarter of 2011 and decreased 1.3% (1.7% on a local currency basis) to $1,704.6 million for the first six months of 2011 reflecting challenging economic conditions and an increased competitive environment. Same-location sales declined by 0.5% in the second quarter of 2011 which included a U.S. same-store sales decline of 2.3% and strong growth in Mexico. The U.S. decline was primarily due to continued weaker consumer and small business spending and reduced technology sales, as the impact of increased average ticket amounts was offset by lower store traffic. U.S. same-store sales year-over-year declines in the second quarter of 2011 were improved from those realized in the first quarter of 2011. We ended the second quarter of 2011 with 983 stores. In the U.S., we closed eight retail stores during the second quarter of 2011 and fourteen during the first six months of 2011, and opened none, ending the quarter with 904 retail stores, while Grupo OfficeMax, our majority-owned joint venture in Mexico, had no change, ending the quarter with 79 retail stores.

Retail segment gross profit margin increased 0.4% of sales (40 basis points) to 29.9% of sales for the second quarter of 2011 compared to 29.5% of sales for the previous year. This increase was primarily due to improved margins from the customer sales in the U.S. and lower occupancy expenses, which were partially offset by the impact of less favorable inventory shrinkage reserve adjustments recorded in the current year than in the prior year (2011 reserve adjustments were lower than in 2010 by $6.4 million for the second quarter and $7.0 million for the first six months). Inventory shrinkage expense continues to trend favorably for the first six months of 2011. The gross profit margin declined 0.6% of sales (60 basis points) to 29.2% of sales from 29.8% of sales for the first six months of 2010, reflecting the lower margin rate achieved in the first quarter of 2011.

Retail segment operating, selling and general and administrative expenses increased 1.2% of sales to 28.9% of sales for the second quarter of 2011 and increased 0.4% to 27.2% of sales for the first six months of 2011. Retail segment operating, selling and general and administrative expenses increased $7.3 million and $2.3 million for the second quarter and first six months of 2011, respectively, compared to the same periods of the prior year, despite incentive compensation expense that was $8.2 million lower than the prior year. The increase in operating, selling and general and administrative expenses was due to the impact of a favorable legal settlement ($3.7 million) in the second quarter of 2010, increased spending associated with long-term growth and profitability initiatives, unfavorable trends in health and workers’ compensation benefits for the second quarter of 2011 compared to the second quarter of 2010 and higher marketing expenses as well as increased spending in Mexico due to sales volume increases.

Retail segment income was $8.0 million, or 1.0% of sales, for the second quarter of 2011, compared to $13.9 million, or 1.8% of sales, for the second quarter of 2010. Retail segment income was $33.6 million, or 2.0% of sales, for the first six months of 2011 compared to $52.6 million, or 3.0% of sales, for the first six months of 2010. The decrease in segment income for both periods was attributable to the lower sales and higher operating, selling and general and administrative expenses, which were partially offset by the lower incentive compensation expense. Gross profit margins improved in the second quarter of 2011 compared to the second quarter of 2010, but declined for the first six months of 2011 compared to the first six months of 2010, as the second quarter improvement was not enough to offset the decline in the first quarter. Sales and income from our Mexican joint venture were improved for the first six months of 2011 compared to the first six months of 2010.

Corporate and Other

Corporate and Other segment loss was $7.5 million and $13.5 million for the second quarter and first six months of 2011, respectively, compared to $8.0 million and $16.9 million for the second quarter and first six months of 2010, respectively. For both periods of 2011, reduced incentive compensation expense was partially offset by increased pension expense. In addition, the first six months of 2011 included $3.8 million of income related to a non-recurring, favorable adjustment in the cash surrender value of our company-owned life insurance policies recorded in the first quarter of 2011.

Liquidity and Capital Resources

At the end of the second quarter of 2011, the total liquidity available for OfficeMax was $1,024.0 million. This includes cash and cash equivalents of $458.3 million and borrowing availability of $565.7 million. The borrowing availability included $460.5 million and $47.3 million relating to our U.S. and Canadian revolving credit agreements, respectively, as well as $57.9 million relating to our credit agreement associated with our subsidiaries in Australia and New Zealand. At the end of the second quarter of 2011, the Company was in compliance with all covenants under the three credit agreements. The U.S. and Canadian credit agreements expire on July 12, 2012 and the credit agreement associated with our subsidiaries in Australia and New Zealand expires on March 15, 2013. At the end of the second quarter of 2011, we had $274.1 million of short-term and long-term debt and $1,470.0 million of non-recourse timber securitization notes outstanding.

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

Operating Activities

Our operating activities provided cash of $26.7 million in the first six months of 2011 compared to $68.0 million in the first six months of 2010. Cash from operations for the first six months of 2011 was lower than for the first six months of the prior year reflecting a lower level of earnings. Receivables and inventory levels were reduced from year end and our ratio of accounts payable to inventory improved from both year end and the end of the prior year second quarter. In addition, cash from operations in the first six months of 2011 and 2010 included the impact of approximately $54 million and $58 million, respectively, of incentive compensation payments made associated with the achievement of incentive plan performance targets for 2010 and 2009, respectively.

We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees, primarily in Contract. Pension expense was $2.4 million and $1.6 million for the second quarters of 2011 and 2010, respectively and $4.9 million and $3.7 million for the first six months of 2011 and 2010, respectively. In the first six months of 2011 and 2010, we made contributions to our pension plans totaling $1.7 million and $1.8 million, respectively. For the full year, the estimated minimum required funding contribution is approximately $3.7 million and the expense is projected to be approximately $10.8 million. We intend to fully fund our qualified defined benefit plans over the next several years.

Investing Activities

Capital spending for the first six months of 2011 was $28.2 million, compared to $28.6 million for the first six months of 2010, and consisted of information systems software enhancements, leasehold improvements and replacement maintenance as well as spending on new stores to be opened later in the year in Mexico. We expect our capital investments in 2011 to be approximately $75.0 million primarily for maintenance and investment in our systems, infrastructure and growth and profitability initiatives.

Financing Activities

Our financing activities used cash of $7.1 million in the first six months of 2011 compared to $4.4 million in the first six months of 2010, primarily associated with share-based compensation awards.

Financing Arrangements

Our debt structure consists of credit agreements, note agreements, and other borrowings as described below. For more information, see the “Contractual Obligations” and “Disclosures of Financial Market Risks” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Credit Agreements

On July 12, 2007, we entered into an Amended and Restated Loan and Security Agreement (the “U.S. Credit Agreement”) with a group of banks. The U.S. Credit Agreement permits us to borrow up to a maximum of $700 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The U.S. Credit Agreement may be increased (up to a maximum of $800 million) at our request or reduced from time to time, in each case according to the terms detailed in the U.S. Credit Agreement. There were no borrowings outstanding under our U.S. Credit Agreement at the end of the second quarter of 2011, and there were no borrowings outstanding under this facility during the first six months of 2011. Letters of credit, which may be issued under the U.S. Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. Stand-by letters of credit issued under the U.S. Credit Agreement totaled $54.5 million at the end of the second quarter of 2011. At the end of the second quarter of 2011, the maximum aggregate borrowing amount available under the U.S. Credit Agreement was $515.0 million and availability under the U.S. Credit Agreement totaled $460.5 million. The U.S. Credit Agreement allows the payment of dividends, subject to availability restrictions and if no default has occurred. At the end of the second quarter of 2011, we were in compliance with all covenants under the U.S. Credit Agreement. The U.S. Credit Agreement expires on July 12, 2012. We intend to enter into a new agreement prior to the expiration of the existing agreement.

On September 30, 2009, Grand & Toy Limited, the Company’s wholly owned subsidiary based in Canada, entered into a Loan and Security Agreement (the “Canadian Credit Agreement”) with a group of banks. The Canadian Credit Agreement permits Grand & Toy Limited to borrow up to a maximum of C$60 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The Canadian Credit Agreement may be increased (up to a maximum of C$80 million) at Grand & Toy Limited’s request or reduced from time to time, in each case according to the terms detailed in the Canadian Credit Agreement. There were no borrowings outstanding under the facility at the end of the second quarter of 2011, and there were no borrowings outstanding under this facility during the first six months of 2011. Letters of credit, which may be issued under the Canadian Credit Agreement up to a maximum of C$10 million, reduce available borrowing capacity. There were no letters of credit outstanding under the Canadian Credit Agreement at the end of the second quarter of 2011. The maximum aggregate borrowing amount available under the Canadian Credit Agreement was $47.3 million (C$45.8 million) at the end of the second quarter of 2011. Grand & Toy Limited was in compliance with all covenants under the Canadian Credit Agreement at the end of the second quarter of 2011. The Canadian Credit Agreement expires on July 12, 2012. We intend to enter into a new agreement prior to the expiration of the existing agreement.

On March 15, 2010, the Company’s five wholly-owned subsidiaries based in Australia and New Zealand entered into a Facility Agreement (the “Australia/New Zealand Credit Agreement”) with a financial institution based in those countries. The Australia/New Zealand Credit Agreement permits the subsidiaries in Australia and New Zealand to borrow up to a maximum of A$80 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of certain owned properties, less certain reserves. There were no borrowings outstanding under the facility at the end of the second quarter of 2011, and there were no borrowings outstanding under this facility during the first six months of 2011. The maximum aggregate borrowing amount available under the Australia/New Zealand Credit Agreement was $57.9 million (A$54.1 million) at the end of the second quarter of 2011. At the end of the second quarter of 2011, the subsidiaries in Australia and New Zealand were in compliance with all covenants under the Australia/New Zealand Credit Agreement. The Australia/New Zealand Credit Agreement expires on March 15, 2013.

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

Measuring impairment of a loan requires judgment and estimates, and the eventual outcome may differ from our estimate by a material amount. The Lehman Guaranteed Installment Note has been pledged as collateral for the related Securitization Notes, and therefore it may not freely be transferred to any party other than the indenture trustee for the Securitization Note holders. Accordingly, the ultimate amount to be realized on the Lehman Guaranteed Installment Note depends entirely on the proceeds from the Lehman bankruptcy estate, which may not be finally determined for several years. Our estimate of the expected proceeds has not changed, and at June 25, 2011, the carrying value of the Lehman Guaranteed Installment Note remained at $81.8 million. Going forward, we intend to adjust the carrying value of the Lehman Guaranteed Installment Note as further information regarding our share of the proceeds, if any, from the Lehman bankruptcy estate becomes available.

Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty. Accordingly, the Lehman Guaranteed Installment Note and underlying Lehman guaranty will be transferred to the holders of the Securitization Notes guaranteed by Lehman in order to settle and extinguish that liability. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been extinguished, which will occur when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders. We expect that this will occur no later than the date when the assets of Lehman are distributed and the bankruptcy is finalized. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman ($735.0 million at June 25, 2011) and the carrying value of the Lehman Guaranteed Installment Note ($81.8 million at June 25, 2011) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

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

Through June 25, 2011, we have received all payments due under the Installment Notes guaranteed by Wachovia (the “Wachovia Guaranteed Installment Notes”), which have consisted only of interest due on the notes, and have made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Notes are current, and we have no reason to believe that we will not collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Notes, the notes are stated in our Consolidated Balance Sheet at their original principal amount of $817.5 million. Wachovia was acquired by Wells Fargo & Company in a stock transaction in 2008. An additional adverse impact on our financial results presentation could occur if Wells Fargo became unable to perform its obligations under the Wachovia Guaranteed Installment Notes, thereby resulting in a significant impairment impact.

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

Contractual Obligations

For information regarding contractual obligations, see the caption “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 25, 2010. At June 25, 2011, there had not been a material change to the information regarding contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 25, 2010.

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the second quarter of 2011, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $40.2 million. At the end of the second quarter of 2011, the noncontrolling interest was recorded at the estimated purchase price, which was in excess of the carrying value. As the estimated purchase price approximates fair value, the offset was recorded to additional paid-in capital.

Off-Balance-Sheet Activities and Guarantees

For information regarding off-balance-sheet activities and guarantees, see “Off-Balance-Sheet Activities and Guarantees” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 25, 2010. At June 25, 2011, there had not been a material change to the information regarding off-balance-sheet activities and guarantees disclosed in our Annual Report on Form 10-K for the year ended December 25, 2010.

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

Disclosures of Financial Market Risks

Financial Instruments

Our debt is predominantly fixed-rate. At June 25, 2011, the estimated current fair value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $584.1 million less than the amount of debt reported in the Consolidated Balance Sheets. As previously discussed, there is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged Installment Notes receivable and underlying guarantees. The debt and receivable related to the timber notes have fixed interest rates and the estimated fair values of the timber notes are reflected in the table below.

The following table provides information about our financial instruments outstanding at June 25, 2011. The following table does not include our obligations for pension plans and other post retirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax employees. As our plans were frozen in 2003, our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits. However, the pension plan obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension plan participants’ increased life expectancies. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include OfficeMax common stock, U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels.

	June 25, 2011		December 25, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(thousands)
Financial assets:
Timber notes receivable
Wachovia	$817,500	$912,460	$817,500	$888,288
Lehman	$81,750	$81,750	$81,750	$81,750

Financial liabilities:
Recourse debt	$274,078	$246,038	$274,995	$255,519
Non-recourse debt
Wachovia	$735,000	$832,148	$735,000	$811,093
Lehman	$735,000	$81,750	$735,000	$81,750

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

During the first six months of 2011, we recorded pre-tax charges of $5.6 (all in the second quarter) in our Retail segment related to the closing of six underperforming domestic stores prior to the end of their lease term. During the first six months of 2010, we recorded pre-tax charges of $14.4 million ($1.1 million in the second quarter) in our Retail segment related to the closing of eight underperforming domestic stores prior to the end of their lease terms.

At June 25, 2011, the facility closure reserve was $59.2 million with $17.4 million included in current liabilities, and $41.8 million included in long-term liabilities. The reserve represents future lease obligations of $123.5 million, net of anticipated sublease income of approximately $64.3 million. Cash payments relating to the facility closures were $11.2 million and $11.6 million in the first six months of 2011 and 2010, respectively.

Environmental

For information regarding environmental issues, see the caption “Environmental” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 25, 2010. At June 25, 2011, there has not been a material change to the information regarding environmental issues disclosed in the company’s annual report on Form 10-K for the year ending December 25, 2010.

Critical Accounting Estimates

For information regarding critical accounting estimates, see the caption “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 25, 2010. There have been no significant changes to the Company’s critical accounting estimates during the first six months of 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk see the caption “Disclosures of Financial Market Risks” herein and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010. At June 25, 2011, except as disclosed herein in “Disclosures of Financial Market Risks,” there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.

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

We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position, results of operations or cash flows. For information concerning legal proceedings, see Note 16, “Legal Proceedings and Contingencies,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 25, 2010. There have been no material changes to the Company’s risk factors during the first six months of 2011, except as set forth below:

Our obligation to purchase paper from Boise White Paper L.L.C. concentrates our supply of an important product primarily with a single supplier until the agreement provides for greater flexibility at the end of 2012.

When we sold our paper, forest products and timberland assets, we agreed to purchase substantially all of our requirements of paper for resale from Boise Cascade, L.L.C., or its affiliates or assigns, currently Boise White Paper L.L.C., on a long term basis. Under the new Paper Purchase Agreement which we entered into on June 25, 2011 and which has an initial term that expires at the end of 2017, this restriction continues to apply until the end of 2012, after which we will have greater flexibility to purchase paper from other paper suppliers. The price we pay for this paper is market based and therefore subject to fluctuations in the supply and demand for the products. In addition, until the restriction period ends, our purchase obligation limits our ability to take advantage of spot purchase opportunities and exposes us to potential interruptions in supply, which could impact our ability to compete effectively with our competitors, who would not typically be restricted in this way.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning our stock repurchases during the three months ended June 25, 2011 is below. All stock was withheld to satisfy tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 27 – April 23, 2011	22	$13.23	—	—
April 24 – May 21, 2011	22	9.96	—	—
May 22 – June 25, 2011	22	7.86	—	—

Total	66	$10.35	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICEMAX INCORPORATED

/s/ BRUCE BESANKO
Bruce Besanko Executive Vice President, Chief Financial Officer and Chief Administrative Officer (As Duly Authorized Officer and Principal Financial Officer)

Date: August 4, 2011

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended June 25, 2011

Exhibit Number	Exhibit Description

3.1(1)	Conformed Restated Certificate of Incorporation, reflecting all amendments to date.

3.2(2)	Amended and Restated Bylaws, as amended February 12, 2009.

10.1(3)	Change in Control Agreement dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis.

10.2(4)	Restricted Stock Unit Award Agreement—Time Based dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis.

10.3(5)	Restricted Stock Unit Award Agreement—Performance Based dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis (first).

10.4(6)	Restricted Stock Unit Award Agreement—Performance Based dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis (second).

10.5(7)	Nonqualified Stock Option Award Agreement dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis.

10.6(8)	Nondisclosure and Fair Competition Agreement dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis.

10.7(9)	Letter Agreement dated as of May 24, 2011 issued by OfficeMax Incorporated to Mr. Michael Lewis.

10.8(10)*	Paper Purchase Agreement dated June 25, 2011 between Boise White Paper, L.L.C. and OfficeMax Incorporated

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated.

101.INS(11)*	XBRL Instance Document.

101.SCH(11)*	XBRL Taxonomy Extension Schema Document.

101.CAL(11)*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(11)*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(11)*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(11)*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Submitted with this Form 10-Q.
(1)	Exhibit 3.1 was filed under the exhibit 3.1.1 in our Registration Statement on Form S-1 dated November 4, 2009, and is incorporated herein by reference.
(2)	Exhibit 3.2 was filed under the exhibit 3.2 in our Current Report on Form 8-K dated February 18, 2009, and is incorporated herein by reference.
(3)	Exhibit 10.1 was filed under the exhibit 99.1 in our Current Report on Form 8-K dated June 3, 2011, and is incorporated herein by reference.
(4)	Exhibit 10.2 was filed under the exhibit 99.2 in our Current Report on Form 8-K dated June 3, 2011, and is incorporated herein by reference.

(5)	Exhibit 10.3 was filed under the exhibit 99.3 in our Current Report on Form 8-K dated June 3, 2011, and is incorporated herein by reference.
(6)	Exhibit 10.4 was filed under the exhibit 99.4 in our Current Report on Form 8-K dated June 3, 2011, and is incorporated herein by reference.
(7)	Exhibit 10.5 was filed under the exhibit 99.5 in our Current Report on Form 8-K dated June 3, 2011, and is incorporated herein by reference.
(8)	Exhibit 10.6 was filed under the exhibit 99.6 in our Current Report on Form 8-K dated June 3, 2011, and is incorporated herein by reference.
(9)	Exhibit 10.7 was filed under the exhibit 99.7 in our Current Report on Form 8-K dated June 3, 2011, and is incorporated herein by reference.
(10)	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
(11)	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.