Form 10-Q/A
period 2011-06-25
OFFICEMAX INC
filed 2011-10-24
CIK 12978

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

EXPLANATORY NOTE

OfficeMax Incorporated is filing this Amendment No. 1 on Form 10-Q/A (Amendment No. 1) to amend our Quarterly Report on Form 10-Q for the quarterly period ended June 25, 2011 (the Quarterly Report), as originally filed with the Securities and Exchange Commission (the Commission) on August 4, 2011 (the Original Filing Date). This Amendment No. 1 is being filed in response to communications with the Commission in connection with a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), with respect to Exhibit 10.8 originally filed with the Quarterly Report. The sole purpose of this Amendment No. 1 is to file a revised redacted version of Exhibit 10.8, which supersedes in its entirety the Exhibit 10.8 as originally filed with the Quarterly Report. Certain portions of the information that were omitted from Exhibit 10.8 as filed with the Quarterly Report have now been included as part of the revised Exhibit 10.8.

Except for the revised Exhibit 10.8 and related revisions to the list of exhibits as reflected below, this Amendment No. 1 does not amend any other information set forth in the Quarterly Report. This Amendment No. 1 speaks as of the Original Filing Date, does not reflect any events that may have occurred subsequent to the Original Filing Date, and does not modify or update in any way any disclosures made in the Quarterly Report. Additionally, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15 of the Exchange Act, new certifications of our principal executive officer and principal financial officer are also attached as exhibits hereto.

The following exhibits are filed or furnished as a part of this Report:

Exhibit	Number Exhibit Description

3.1(1)	Conformed Restated Certificate of Incorporation, reflecting all amendments to date.

3.2(2)	Amended and Restated Bylaws, as amended February 12, 2009.

10.1(3)	Change in Control Agreement dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis.

10.2(4)	Restricted Stock Unit Award Agreement—Time Based dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis.

10.3(5)	Restricted Stock Unit Award Agreement—Performance Based dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis (first).

10.4(6)	Restricted Stock Unit Award Agreement—Performance Based dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis (second).

10.5(7)	Nonqualified Stock Option Award Agreement dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis.

10.6(8)	Nondisclosure and Fair Competition Agreement dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis.

10.7(9)	Letter Agreement dated as of May 24, 2011 issued by OfficeMax Incorporated to Mr. Michael Lewis.

10.8(10)*	Paper Purchase Agreement dated June 25, 2011 between Boise White Paper, L.L.C. and OfficeMax Incorporated.

31.1+	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated.

32.2*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated.

101.INS(11)	XBRL Instance Document.

101.SCH(11)	XBRL Taxonomy Extension Schema Document.

101.CAL(11)	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(11)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(11)	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(11)	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Submitted with this Amendment No. 1 to Quarterly Report on Form 10-Q.
+	Previously filed with the Original Quarterly Report on Form 10-Q.

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

(11) These interactive data files were furnished in our Original Quarterly Report on Form 10-Q filed on August 4, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICEMAX INCORPORATED

/s/ BRUCE BESANKO
Bruce Besanko Executive Vice President, Chief Financial Officer and Chief Administrative Officer (As Duly Authorized Officer and Principal Financial Officer)

Date: October 24, 2011