Form 10-Q
period 2011-09-24
OFFICEMAX INC
filed 2011-10-28
CIK 12978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2011

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 26, 2011
Common Stock, $2.50 par value	86,123,472

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Three Months Ended
	September 24, 2011	September 25, 2010
	(unaudited)
Sales	$1,774,767	$1,813,366
Cost of goods sold and occupancy costs	1,315,106	1,342,944

Gross profit	459,661	470,422
Operating expenses
Operating, selling and general and administrative expenses	418,365	429,498

Operating income	41,296	40,924
Interest expense	(17,827)	(18,444)
Interest income	10,984	10,646
Other income (expense), net	173	(23)

Pre-tax income	34,626	33,103
Income tax expense	(11,167)	(11,678)

Net income attributable to OfficeMax and noncontrolling interest	23,459	21,425
Joint venture results attributable to noncontrolling interest	(1,426)	(886)

Net income attributable to OfficeMax	22,033	20,539
Preferred dividends	(515)	(573)

Net income available to OfficeMax common shareholders	$21,518	$19,966

Net income per common share
Basic	$0.25	$0.23
Diluted	$0.25	$0.23

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Nine Months Ended
	September 24, 2011	September 25, 2010
	(unaudited)
Sales	$5,285,384	$5,383,794
Cost of goods sold and occupancy costs	3,926,148	3,980,171

Gross profit	1,359,236	1,403,623
Operating expenses
Operating, selling and general and administrative expenses	1,271,391	1,273,886
Other operating expenses, net	13,916	11,348

Operating income	73,929	118,389
Interest expense	(54,721)	(55,132)
Interest income	32,913	31,850
Other income (expense), net	307	(57)

Pre-tax income	52,428	95,050
Income tax expense	(17,837)	(34,374)

Net income attributable to OfficeMax and noncontrolling interest	34,591	60,676
Joint venture results attributable to noncontrolling interest	(3,113)	(2,249)

Net income attributable to OfficeMax	31,478	58,427
Preferred dividends	(1,614)	(1,921)

Net income available to OfficeMax common shareholders	$29,864	$56,506

Net income per common share
Basic	$0.35	$0.67
Diluted	$0.34	$0.65

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands)

	September 24, 2011	December 25, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$485,426	$462,326
Receivables, net	568,055	546,885
Inventories	765,353	846,463
Deferred income taxes and receivables	74,085	99,613
Other current assets	58,077	58,999

Total current assets	1,950,996	2,014,286

Property and equipment:
Land and land improvements	40,248	41,317
Buildings and improvements	487,539	487,160
Machinery and equipment	770,321	818,081

Total property and equipment	1,298,108	1,346,558
Accumulated depreciation	(924,341)	(949,269)

Net property and equipment	373,767	397,289

Intangible assets, net	81,700	83,231
Investment in Boise Cascade Holdings, L.L.C.	175,000	175,000
Timber notes receivable	899,250	899,250
Deferred income taxes	290,468	284,529
Other non-current assets	231,800	225,344

Total assets	$4,002,981	$4,078,929

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	September 24, 2011	December 25, 2010
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$39,195	$4,560
Accounts payable	627,453	686,106
Income tax payable	1,365	11,055
Accrued expenses and other current liabilities:
Compensation and benefits	103,329	145,911
Other	227,035	196,842

Total current liabilities	998,377	1,044,474

Long-term debt, less current portion	230,849	270,435
Non-recourse debt	1,470,000	1,470,000

Other long-term items:
Compensation and benefits obligations	237,112	250,756
Deferred gain on sale of assets	179,757	179,757
Other long-term liabilities	194,618	213,496

Noncontrolling interest in joint venture	34,632	49,246

Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $0.01 stated value; 650,311 and 686,696 shares outstanding	29,264	30,901
Common stock—$2.50 par value; 200,000,000 shares authorized; 86,089,903 and 85,057,710 shares outstanding	215,224	212,644
Additional paid-in capital	1,011,793	986,579
Accumulated deficit	(504,262)	(533,606)
Accumulated other comprehensive loss	(94,383)	(95,753)

Total OfficeMax shareholders’ equity	657,636	600,765

Total liabilities and shareholders’ equity	$4,002,981	$4,078,929

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(thousands)

	Nine Months Ended
	September 24, 2011	September 25, 2010
	(unaudited)
Cash provided by operations:
Net income attributable to OfficeMax and noncontrolling interest	$34,591	$60,676
Non-cash items in net income:
Earnings on investment in Boise Cascade Holdings L.L.C.	(5,830)	(5,391)
Depreciation and amortization	63,759	76,586
Pension and other postretirement benefits expense	6,227	3,688
Other	13,070	8,747
Changes in operating assets and liabilities:
Receivables	(14,707)	4,002
Inventories	77,249	48,227
Accounts payable and accrued liabilities	(76,980)	(50,850)
Current and deferred income taxes	5,749	28,433
Other	(24,385)	(18,140)

Cash provided by operations	78,743	155,978

Cash used for investment:
Expenditures for property and equipment	(41,549)	(50,153)
Proceeds from sales of assets, net	169	1,607

Cash used for investment	(41,380)	(48,546)

Cash used for financing:
Cash dividends paid—preferred stock	(2,224)	(2,575)
Borrowings of short-term debt, net	20	(626)
Payments of long-term debt	(5,154)	(2,715)
Purchase of Series D preferred stock	(1,624)	(3,595)
Proceeds from exercise of stock options	1,949	1,832
Payments related to other share-based compensation	(4,404)	—
Other	157	7

Cash used for financing	(11,280)	(7,672)

Effect of exchange rates on cash and cash equivalents	(2,983)	1,606
Increase in cash and cash equivalents	23,100	101,366

Balance at beginning of the period	462,326	486,570

Balance at end of the period	$485,426	$587,936

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

The accompanying quarterly consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries, except our 88%-owned subsidiary that formerly owned assets in Cuba that were confiscated by the Cuban government in the 1960s, which is accounted for as an investment due to various asset restrictions. We also consolidate the variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements are for the thirteen-week and thirty-nine-week periods ended on September 24, 2011 (also referred to as the “third quarter of 2011” or the “three months ended September 24, 2011” and the “first nine months of 2011” or the “nine months ended September 24, 2011,” respectively) and the thirteen-week and thirty-nine-week periods ended on September 25, 2010 (also referred to as the “third quarter of 2010” or the “three months ended September 25, 2010” and “first nine months of 2010” or the “nine months ended September 25, 2010,” respectively). The Company’s fiscal year ends on the last Saturday in December. Due primarily to statutory reporting requirements, the Company’s international businesses maintain December 31 year-ends and end their quarters on the last calendar day of the month, with our majority-owned joint venture in Mexico reporting one month in arrears. Fiscal year 2010 included 52 weeks for all reportable segments and businesses. Fiscal year 2011 will include 53 weeks for our U.S. businesses.

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

Recently Issued or Newly Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board issued guidance which establishes disclosure requirements for other comprehensive income. The guidance requires the reporting of components of other comprehensive income and components of net income together as components of total comprehensive income, and is effective for periods beginning on or after December 15, 2011. The guidance requires retrospective

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

application and earlier application is permitted. The Company anticipates that adoption of this guidance will affect the presentation of certain elements of the Company’s financial statements, but these changes in presentation will not have a material impact on our financial statements.

2. Facility Closure Reserves

We conduct regular reviews of our real estate portfolio to identify underperforming facilities and close those facilities that are no longer strategically or economically beneficial. We record a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred, primarily the location’s cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the required payments. These charges are recorded in other operating expenses, net on the Consolidated Statement of Operations.

During the first nine months of 2011, the Company recorded facility closure charges of $5.6 million in its Retail segment associated with closing six underperforming domestic stores prior to the end of their lease terms, of which $5.4 million was related to the lease liability and $0.2 million was related to asset impairments. None of these charges were recorded in the third quarter of 2011.

During the first nine months of 2010, the Company recorded facility closure charges of $14.4 million in its Retail segment associated with closing eight underperforming domestic stores prior to the end of their lease terms, of which $13.0 million was related to the lease liability and other costs and $1.4 million was related to asset impairments and other items. None of these charges were recorded in the third quarter of 2010.

Facility closure reserve account activity during the first nine months of 2011 was as follows:

(thousands)
Balance at December 25, 2010	$61,673
Charges related to stores closed in 2011	5,406
Transfer of deferred rent balance	928
Changes to estimated costs included in income	(1)
Cash payments	(16,643)
Accretion	2,393

Balance at September 24, 2011	$53,756

Reserve balances were classified in the Consolidated Balance Sheets as follows:

September 24, 2011
(thousands)
Other accrued liabilities	$11,939
Other long-term liabilities	41,817

Total	$53,756

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

The components of the facilities closure reserve consisted of the following:

September 24, 2011
(thousands)
Estimated future lease obligations	$109,222
Less: anticipated sublease income	(55,466)

Total	$53,756

In addition, we were the lessee of a legacy building materials manufacturing facility near Elma, Washington until the fourth quarter of 2010. During 2006, we ceased operations at the facility, fully impaired the assets and recorded a reserve for the related lease payments and other contract termination and closure costs. This reserve balance was not included in the facilities closure reserve described above. During the second quarter of 2010, the Company signed an agreement with the lessor to terminate the lease and recorded income of $3.9 million to adjust the associated reserve. During the fourth quarter of 2010, we sold the facility’s equipment and recorded a final adjustment of $5.5 million to reduce the reserve balance. This income was reported in other operating expenses, net in our Consolidated Statements of Operations.

3. Severance and Other Charges

The first nine months of 2011 included severance charges recorded in the second quarter of $8.3 million ($8.0 million in Contract and $0.3 million in Retail) related to reorganizations in Canada ($3.6 million), Australia ($1.4 million) and the U.S. sales and supply chain organizations ($3.3 million). The first nine months of 2010 included a severance charge recorded in the first quarter in our Contract segment of $0.8 million related to a reorganization of our U.S. Contract customer service centers. These charges were included in other operating expenses, net in the Consolidated Statements of Operations.

As of September 24, 2011, $5.0 million of severance charges remain to be paid and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

We are required for accounting purposes to assess the carrying value of assets whenever circumstances indicate that a decline in value may have occurred. In 2008, we evaluated the carrying value of the Lehman Guaranteed Installment Note and reduced it to the estimated amount we then expected to collect ($81.8 million) by recording a non-cash impairment charge of $735.8 million, pre-tax. The ultimate amount to be realized on the Lehman Guaranteed Installment Note depends on the proceeds from the Lehman bankruptcy estate. On June 30, 2011, Lehman filed an amended Disclosure Statement (the “Disclosure Statement”) on its Chapter 11 plan (the “Chapter 11 Plan”) with the United States Bankruptcy Court for the Southern District of New York. The Disclosure Statement provides a range of estimated recoveries for various classes of unsecured creditors of Lehman. Based on the category descriptions, we, together with the indenture trustee for the Securitization Note holders (the “Indenture Trustee”), argued at a hearing on the Disclosure Statement that our claim should be treated as a class 3 senior unsecured claim (estimated to recover at a rate of approximately 21.1% under the Chapter 11 Plan) rather than falling into any other class of guarantee claims (estimated to recover at a rate of approximately 11%-13% depending on the class under the Chapter 11 Plan). Following negotiation, on October 7, 2011, we entered into a stipulation with Lehman and the Indenture Trustee that categorized our claim as a class 3 senior unsecured claim. Due to this categorization, provisions of the stipulation that make certain funds unavailable to our claim that would otherwise be available to class 3 senior unsecured claimants, the status of the bankruptcy proceedings, and based on information in the Disclosure Statement, it appears that our claim may recover at a potential rate within the range of 17% to 20%. However, uncertainties exist as to the actual recovery that will ultimately be received on the claim. The confirmation of the Chapter 11 Plan is not expected to occur until the next Bankruptcy court hearing, currently scheduled for December 6, 2011; the disposition of our claim and a related claim filed by the Note Issuers must be determined; and the funds available for claimants will depend on the value of the assets Lehman is able to liquidate. Due to these uncertainties and other factors, we have not increased our assumed recovery rate or the carrying value of the Lehman Guaranteed Installment Note. Following the confirmation hearing on the Chapter 11 Plan scheduled for December 6, 2011, an initial distribution may be made on our claim as early as March 30, 2012, assuming that all other issues in the claim have been resolved prior to or at the confirmation hearing. Further distributions are expected to occur over a several-year period. Going forward, we intend to adjust the carrying value of the Lehman Guaranteed Installment Note as further information regarding our share of the proceeds, if any, from the Lehman bankruptcy estate becomes available. Any proceeds we receive from the bankruptcy will be distributed to the Securitization Note Holders.

Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty. Accordingly, the Lehman Guaranteed Installment Note and underlying Lehman guaranty will be transferred to the holders of the Securitization Notes guaranteed by Lehman in order to settle and extinguish that liability. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been extinguished. This will occur when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders. We expect that

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

this will occur when the assets of Lehman are currently projected to be distributed and the bankruptcy is finalized. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman ($735.0 million at September 24, 2011) and the carrying value of the Lehman Guaranteed Installment Note ($81.8 million at September 24, 2011) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

Any discussion of the Lehman bankruptcy in this document is strictly based on factual observations from the bankruptcy cases and should not be interpreted as constituting legal analysis of or admission as to the ultimate allowances of our claim based on the Lehman Guaranteed Installment Note or any Note Issuers’ claim based on Collateral Notes, or the interplay thereof.

Through September 24, 2011, we have received all payments due under the Installment Notes guaranteed by Wachovia (the “Wachovia Guaranteed Installment Notes”), which have consisted only of interest due on the notes, and have made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Notes are current and we have no reason to believe that we will not be able to collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Notes, the notes are stated in our Consolidated Balance Sheets at their original principal amount of $817.5 million. The Installment Notes and Securitization Notes are scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Installment Notes.

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

5. Debt

Credit Agreements

On July 12, 2007, the Company entered into an Amended and Restated Loan and Security Agreement (the “U.S. Credit Agreement”) with a group of banks. The U.S. Credit Agreement permitted the Company to borrow up to a maximum of $700 million subject to a borrowing base calculation that limited availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The U.S. Credit Agreement could be increased (up to a maximum of $800 million) at the Company’s request or reduced from time to time, in each case according to the terms detailed in the U.S. Credit Agreement. Letters of credit, which could be issued under the U.S. Credit Agreement up to a maximum of $250 million, reduced available borrowing capacity. At the end of the third quarter of 2011, the Company was in compliance with all covenants under the U.S. Credit Agreement. On October 7, 2011, the U.S. Credit Agreement, which was scheduled to expire on July 12, 2012, was amended by a new agreement, discussed below.

Borrowings under the U.S. Credit Agreement were subject to interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). An additional percentage, which varied depending on the level of average borrowing availability, was added to the applicable borrowing rates under the U.S. Credit Agreement. Fees on letters of credit issued under the U.S. Credit

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Agreement were charged at a weighted average rate of 0.875% for all periods presented. The Company was also charged an unused line fee of 0.25% for all periods presented on the amount by which the maximum available credit exceeded the average daily outstanding borrowings and letters of credit.

On September 30, 2009, Grand & Toy Limited, the Company’s wholly owned subsidiary in Canada, entered into a Loan and Security Agreement (the “Canadian Credit Agreement”) with a group of banks. The Canadian Credit Agreement permitted Grand & Toy Limited to borrow up to a maximum of C$60 million subject to a borrowing base calculation that limited availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The Canadian Credit Agreement could be increased (up to a maximum of C$80 million) at Grand & Toy Limited’s request or reduced from time to time, in each case according to the terms detailed in the Canadian Credit Agreement. Letters of credit, which could be issued under the Canadian Credit Agreement up to a maximum of C$10 million, reduced available borrowing capacity under the Canadian Credit Agreement. At the end of the third quarter of 2011, Grand & Toy Limited was in compliance with all covenants under the Canadian Credit Agreement. On October 7, 2011, the Canadian Credit Agreement, which was scheduled to expire on July 12, 2012, was amended by a new agreement, discussed below.

On March 15, 2010, the Company’s five wholly-owned subsidiaries based in Australia and New Zealand entered into a Facility Agreement (the “Australia/New Zealand Credit Agreement”) with a financial institution based in those countries. The Australia/New Zealand Credit Agreement permits the subsidiaries in Australia and New Zealand to borrow up to a maximum of A$80 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of certain owned properties, less certain reserves. At the end of the third quarter of 2011, the subsidiaries in Australia and New Zealand were in compliance with all covenants under the Australia/New Zealand Credit Agreement. The Australia/New Zealand Credit Agreement expires on March 15, 2013.

Availability under the Company’s credit agreements at the end of the third quarter of 2011 was as follows:

	U.S. Credit Agreement	Canadian Credit Agreement	Australia/ New Zealand Credit Agreement	Total
	(millions of U.S. dollars)
Maximum aggregate available borrowing amount	$511.7	$41.3	$56.9	$609.9
Less: Stand-by letters of credit	(52.0)	—	—	(52.0)

Amount available for borrowing	$459.7	$41.3	$56.9	$557.9

There were no borrowings under the Company’s credit agreements during 2011.

On October 7, 2011, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “North American Credit Agreement”) with a group of banks. The North American Credit Agreement amended both the U.S. Credit Agreement and the Canadian Credit Agreement and consolidated them into a single credit agreement. The North American Credit Agreement permits the Company to borrow up to a maximum of $650 million, of which $50 million (U.S. dollars) is allocated to Grand and Toy Limited and $600 million is allocated to the Company and its other participating North American subsidiaries, in each case subject to a borrowing base calculation that limits availability to a percentage of eligible trade and credit card receivables plus a percentage of the value of eligible inventory less certain reserves. The North American Credit Agreement may be increased (up to a maximum of $850 million) at the Company’s request and the approval of lenders participating in the increase, or may be reduced from time to time at the Company’s request, in each case according to the terms detailed in the North American Credit Agreement. Letters of credit, which may be issued

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

under the North American Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. The North American Credit Agreement expires on October 7, 2016.

Borrowings under the North American Credit Agreement will be subject to interest at rates based on either the prime rate, the federal funds rate, LIBOR or the Canadian Dollar Offered Rate. An additional percentage, which varies depending on the level of average borrowing availability, will be added to the applicable rates. Fees on letters of credit issued under the North American Credit Agreement will be charged at rates between 1.25% and 2.25% depending on the type of letter of credit (i.e., stand-by or commercial) and the level of average borrowing availability. The Company will also be charged an unused line fee of between 0.375% and 0.5% on the amount by which the maximum available credit (i.e. $650 million) exceeds the average daily outstanding borrowings and letters of credit. The unused line fee will be 0.5% until January 1, 2012, and thereafter will vary depending on the average outstanding borrowings and letters of credit.

Availability under the Company’s North American Credit Agreement at the end of the third quarter, if the agreement had been in effect at that time, would have been as follows:

North American Credit Agreement
(millions of U.S. dollars)
Maximum aggregate available borrowing amount	$618.6
Less: Stand-by letters of credit	(52.0)

Amount available for borrowing	$566.6

Other

At the end of the first nine months of 2011, Grupo OfficeMax, our 51%-owned joint venture in Mexico, had total outstanding borrowings of $10.3 million. This included $6.0 million outstanding under a 60-month installment note due in the first quarter of 2014 and $4.3 million outstanding under a 54-month installment note due in the third quarter of 2014. Payments on the installment loans are made monthly. Recourse on the Grupo OfficeMax loans is limited to Grupo OfficeMax. The installment loan maturing in the third quarter of 2014 is secured by certain owned property of Grupo OfficeMax. All other Grupo OfficeMax loan facilities are unsecured.

Cash Paid for Interest

Cash payments for interest, net of interest capitalized, were $38.4 million and $40.2 million for the first nine months of 2011 and 2010, respectively, and included interest payments related to the Securitization Notes of $19.9 million and $19.9 million for the first nine months of 2011 and 2010, respectively. Cash interest payments made on the Securitization Notes are completely offset by interest payments received on the Installment Notes.

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

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

The Boise Investment represented a continuing involvement in the operations of the business we sold in 2004. Therefore, approximately $180 million of gain realized from the sale was deferred. This gain is expected to be recognized in earnings as the Company’s investment is reduced.

The non-voting securities of Boise Cascade Holdings, L.L.C. accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June and December. The Company recognized dividend income on this investment of $2.0 million and $1.9 million in the third quarters of 2011 and 2010, respectively, and $5.8 million and $5.4 million in the first nine months of 2011 and 2010, respectively. The dividend receivable was $36.0 million at September 24, 2011, and was recorded in other non-current assets in the Consolidated Balance Sheets.

7. Financial Instruments, Derivatives and Hedging Activities

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (non-derivatives), short-term borrowings and trade accounts payable approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at September 24, 2011 and December 25, 2010. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	September 24, 2011
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable
Wachovia	$—	$933,483	$—	$933,483	$817,500
Lehman	$—	$—	$81,750	$81,750	$81,750

Financial liabilities:
Recourse debt	$79,236	$163,467	$—	$242,703	$270,044
Non-recourse debt
Wachovia	$—	$850,195	$—	$850,195	$735,000
Lehman	$—	$—	$81,750	$81,750	$735,000

	December 25, 2010
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable
Wachovia	$—	$888,288	$—	$888,288	$817,500
Lehman	$—	$—	$81,750	$81,750	$81,750

Financial liabilities:
Recourse debt	$—	$255,519	$—	$255,519	$274,995
Non-recourse debt
Wachovia	$—	$811,093	$—	$811,093	$735,000
Lehman	$—	$—	$81,750	$81,750	$735,000

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

During the first nine months of 2011, there was no change in assets and liabilities measured at estimated fair value using Level 3 inputs.

Derivatives and Hedging Activities

Changes in foreign currency exchange rates expose the Company to financial market risk. The Company occasionally uses derivative financial instruments, such as forward exchange contracts, to manage its exposure associated with commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. The Company does not enter into derivative instruments for any other purpose. The Company does not speculate using derivative instruments. The fair values of derivative financial instruments were not material at the end of the third quarter of 2011 or at the end of fiscal year 2010.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

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

As of September 24, 2011, the Company had $21.2 million of total gross unrecognized tax benefits, $7.1 million of which would affect the Company’s effective tax rate if recognized and would result from the effective settlement of tax positions with various tax authorities. The Company does not anticipate the settlement of these items to occur within the next twelve months.

A reconciliation of the beginning and ending gross unrecognized tax benefits is as follows:

(thousands)
Balance at December 25, 2010	$20,863
Increase related to prior year tax positions	388
Settlement	(8)

Balance at September 24, 2011	$21,243

During the first nine months of 2011 and 2010, the Company made cash payments for income taxes, net of refunds received, as follows:

	2011	2010
	(thousands)
Cash tax payments, net	$12,087	$5,900

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

9. Retirement and Benefit Plans

Components of Net Periodic Benefit Cost (Income)

The following represents the components of net periodic pension and other postretirement benefit costs (income) which are recorded in operating, selling and general and administrative expense in the Consolidated Statements of Operations:

	Three Months Ended
	Pension Benefits		Other Benefits
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(thousands)
Service cost	$636	$691	$57	$65
Interest cost	17,544	18,553	253	301
Expected return on plan assets	(19,264)	(20,873)	—	—
Recognized actuarial loss	4,309	3,310	55	56
Amortization of prior service costs	—	—	(1,002)	(1,001)

Net periodic benefit cost (income)	$3,225	$1,681	$(637)	$(579)

	Nine Months Ended
	Pension Benefits		Other Benefits
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(thousands)
Service cost	$1,909	$2,074	$172	$196
Interest cost	52,632	55,660	761	906
Expected return on plan assets	(59,467)	(62,620)	—	—
Recognized actuarial loss	13,062	9,929	165	168
Amortization of prior service costs and other	—	379	(3,007)	(3,004)

Net periodic benefit cost (income)	$8,136	$5,422	$(1,909)	$(1,734)

Cash Flows

The Company expects to fund the minimum pension contribution requirement for 2011 of approximately $3.7 million with cash. As of September 24, 2011, $2.5 million in cash has been contributed.

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

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

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

Management evaluates the segments’ performances using segment income (loss) which is based on operating income (loss) after eliminating the effect of certain operating items that are not indicative of our core operations such as severances, facility closures and adjustments, and asset impairments. These certain operating items are reported on the other operating expenses, net line in the Consolidated Statements of Operations.

The following tables contain details of the Company’s operations by segment:

	Sales	Segment income (loss)	Other operating, income (expense)	Operating income (loss)
	(thousands)
Three months ended September 24, 2011
Contract	$883,300	$23,277	$—	$23,277
Retail	891,467	28,499	—	28,499
Corporate and Other	—	(10,480)	—	(10,480)

Total	$1,774,767	$41,296	$—	$41,296

Three months ended September 25, 2010
Contract	$877,262	$19,541	$—	$19,541
Retail	936,104	32,399	—	32,399
Corporate and Other	—	(11,016)	—	(11,016)

Total	$1,813,366	$40,924	$—	$40,924

	Sales	Segment income (loss)	Other operating, income (expense)	Operating income (loss)
	(thousands)
Nine months ended September 24, 2011
Contract	$2,689,305	$49,707	$(8,058)	$41,649
Retail	2,596,079	62,088	(5,858)	56,230
Corporate and Other	—	(23,950)	—	(23,950)

Total	$5,285,384	$87,845	$(13,916)	$73,929

Nine months ended September 25, 2010
Contract	$2,720,788	$72,700	$(861)	$71,839
Retail	2,663,006	85,049	(14,450)	70,599
Corporate and Other	—	(28,012)	3,963	(24,049)

Total	$5,383,794	$129,737	$(11,348)	$118,389

Interest expense, interest income, and other income (expense), net are not recorded by segments.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

11. Share-Based Compensation

The Company sponsors several share-based compensation plans. The Company recognizes compensation expense from all share-based payment transactions with employees in the consolidated financial statements based on grant date fair value. Pre-tax compensation expense related to the Company’s share-based plans was $3.6 million and $2.5 million for the third quarters of 2011 and 2010, respectively, and $12.3 million and $8.4 million for the first nine months of 2011 and 2010, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the consolidated statement of operations for share-based compensation arrangements was $1.4 million and $1.0 million for the third quarters of 2011 and 2010, respectively, and $4.8 million and $3.3 million for the first nine months of 2011 and 2010, respectively.

Restricted Stock and Restricted Stock Units

The Company recognizes compensation expense related to restricted stock and Restricted Stock Unit (“RSU”) awards over the vesting periods based on the closing price of the Company’s common stock on the grant dates. The Company calculates the grant date fair value of the RSU awards by multiplying the number of RSU awards by the closing price of the Company’s common stock on the grant date. If these awards contain performance criteria, the grant date fair value is estimated assuming performance at target, and management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. Pre-tax compensation expense related to restricted stock and RSU awards was $0.5 million and $1.7 million for the third quarters of 2011 and 2010, respectively, and $3.7 million and $5.1 million for the first nine months of 2011 and 2010, respectively. The remaining compensation expense to be recognized related to outstanding restricted stock and RSUs, net of estimated forfeitures, is approximately $3.2 million. The remaining compensation expense will be recognized through the second quarter of 2014.

A summary of restricted stock and RSU activity for the first nine months of 2011 is presented in the following table:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, December 25, 2010	2,111,135	$13.89
Granted	608,204	12.65
Vested	(964,913)	15.73
Forfeited	(135,652)	12.62

Nonvested, September 24, 2011	1,618,774	$12.43

Stock Options

The Company’s stock options are issued at an exercise price equal to fair market value of the Company’s common stock on the grant date and typically expire within seven years of the grant date. Stock options granted under the OfficeMax Incentive and Performance Plan generally vest over a three year period. The grant date fair value used to calculate compensation expense related to stock option awards is based on the Black-Scholes option pricing model. Pre-tax compensation expense related to stock option awards was $3.1 million and $0.8 million for the third quarters of 2011 and 2010, respectively, and $8.6 million and $3.3 million for the first nine months of 2011 and 2010, respectively. The remaining compensation expense to be recognized related to outstanding stock options net of estimated forfeitures is approximately $11.2 million. The majority of the remaining compensation expense will be recognized through the second quarter of 2014.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

A summary of stock option activity for the first nine months of 2011 is presented in the following table:

	Shares	Weighted-Average Exercise Price
Balance at December 25, 2010	4,313,290	$16.52
Options granted	1,227,280	14.84
Options exercised	(405,988)	4.80
Options forfeited and expired	(309,356)	16.41

Balance at September 24, 2011	4,825,226	$17.09

Exercisable at September 24, 2011	1,800,815
Per-share weighted average fair value of options granted (Black-Scholes)	$7.86

The following table provides summarized information about stock options outstanding at September 24, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50 – $3.00	11,171	—	$2.50	11,171	$2.50
$4.00 – $7.00	1,095,759	4.8	5.04	506,227	4.72
$10.00 – $16.00	862,996	5.5	14.15	264,317	14.51
$16.00 – $17.00	861,200	6.4	16.86	—	—
$18.00 – $19.00	975,000	6.1	18.15	—	—
$24.00 – $37.00	1,019,100	1.2	31.88	1,019,100	31.88

At September 24, 2011, the aggregate intrinsic value was $0.1 million for outstanding stock options and $0.1 million for exercisable stock options. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e., the difference between the Company’s closing stock price on the last trading day of the third quarter of 2011 and the exercise price, multiplied by the number of in-the-money stock options at the end of the quarter).

During the first nine months of 2011, the Company granted stock options for 1,227,280 shares of our common stock and estimated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 2.00%, expected life of 4.5 years and expected stock price volatility of 64.89%. The risk-free interest rate assumptions are based on the applicable Treasury bill rates over the stock options’ expected lives; the expected life assumptions are based on the time period stock options are expected to be outstanding based on historical experience; and the expected stock price volatility assumptions are based on the historical and implied volatility of the Company’s common stock.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

12. Shareholders’ Equity and Noncontrolling Interest

The following table reflects changes in shareholders’ equity and noncontrolling interest for the first nine months of 2011.

	Shareholders’ Equity	Noncontrolling Interest
	(thousands)
Balance at December 25, 2010	$600,765	$49,246

Comprehensive income:
Net income attributable to OfficeMax and noncontrolling interest	31,478	3,113
Other comprehensive income:
Foreign currency translation adjustments	(8,964)	53
Amortization of unrecognized retirement and benefit costs, net of tax	9,070	—
Unrealized hedge gain adjustment, net of tax	1,272	—

Comprehensive income attributable to OfficeMax and noncontrolling interest	32,856	3,166
Preferred stock dividends	(2,126)	—
Stock-based compensation	12,317	—
Noncontrolling interest fair value adjustment	17,763	(17,763)
Other	(3,939)	(17)

Balance at September 24, 2011	$657,636	$34,632

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the third quarter of 2011, Grupo OfficeMax met the earnings targets and the estimated purchase price was $28.5 million. The decrease in the estimated purchase price from the second quarter is attributable to lower market multiples for similar companies as of the measurement date. As the estimated purchase price was less than the carrying value of the noncontrolling interest as of the end of the third quarter, the Company reduced the noncontrolling interest to the carrying value, with the offset recorded to additional paid-in capital. There is no impairment relating to the assets of the joint venture as the estimated future cash flows support the overall carrying value of its assets.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

13. Comprehensive Income (Loss)

Comprehensive income (loss) includes the following:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(thousands)		(thousands)
Net income attributable to OfficeMax and noncontrolling interest	$23,459	$21,425	$34,591	$60,676
Other comprehensive income:
Foreign currency translation adjustments	(28,846)	16,494	(8,911)	10,117
Amortization of unrecognized retirement and benefit costs, net of tax	2,003	1,212	9,070	4,330
Unrealized hedge gain adjustment, net of tax	1,187	—	1,272	—

Comprehensive income (loss) attributable to OfficeMax and noncontrolling interest	(2,197)	39,131	36,022	75,123
Less: Comprehensive income (loss) attributable to noncontrolling interest	(1,019)	1,114	3,166	2,649

Comprehensive income (loss) available to OfficeMax	$(1,178)	$38,017	$32,856	$72,474

14. Net Income Per Common Share

Basic net income per share is calculated using net income available to holders of our common stock divided by the weighted average number of shares of common stock outstanding during the year. Diluted net income per share is similar to basic net income per share except that the weighted average number of shares of common stock outstanding is increased to include, if their inclusion is dilutive, the number of additional shares of common stock that would have been outstanding assuming the issuance of all potentially dilutive shares, such as common stock to be issued upon exercise of options and the vesting of non-vested restricted shares, and the conversion of outstanding preferred stock. Net income per common share was determined by dividing net income, as adjusted, by weighted average shares outstanding as follows:

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
	(thousands, except per- share amounts)		(thousands, except per- share amounts)
Net income available to OfficeMax common shareholders	$21,518	$19,966	$29,864	$56,506

Average shares—basic(a)	86,033	85,014	85,793	84,865
Restricted stock, stock options and other(b)(c)	1,054	1,529	1,085	1,577

Average shares—diluted	87,087	86,543	86,878	86,442

Net income available to OfficeMax common shareholders per common share:
Basic	$0.25	$0.23	$0.35	$0.67
Diluted	$0.25	$0.23	$0.34	$0.65

(a)	The assumed conversion of outstanding preferred stock was anti-dilutive in all periods presented, and therefore no adjustment was required to determine diluted income from continuing operations or average shares-diluted.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

(b)	Outstanding options to purchase 3.8 million and 3.5 million shares of common stock for the third quarter and the first nine months of 2011, respectively, were excluded from the computation of diluted income per common share because the impact would have been anti-dilutive as such options’ exercise prices were higher than the average market price during those periods.
(c)	Outstanding options to purchase 2.1 million and 1.6 million shares of common stock for the third quarter and the first nine months of 2010, respectively, were excluded from the computation of diluted income per common share because the impact would have been anti-dilutive as such options’ exercise prices were higher than the average market price during those periods.

15. Commitments

During the second quarter of 2011, we entered into a new paper supply contract with Boise White Paper, L.L.C. (“Boise”), under which we have agreed to purchase office papers from Boise, and Boise has agreed to supply office papers to us, subject to the terms and conditions of the paper supply contract. The new paper supply contract replaced the previous supply contract executed in 2004 with Boise.

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

Overall Summary

Sales for the third quarter of 2011 decreased 2.1% year-over-year to $1,774.8 million, while sales of $5,285.4 million for the first nine months of 2011 decreased 1.8% year-over-year. On a local currency basis, sales for the third quarter of 2011 declined 4.0% compared to the third quarter of 2010 and sales for the first nine months of 2011 declined 3.6% compared to the first nine months of 2010. In our segments, for the third quarter of 2011 compared to the third quarter of 2010, Retail sales declined while Contract sales increased (Contract sales declined 2.6% on a local currency basis). Gross profit margin of 25.9% of sales in the third quarter of 2011 was flat compared to the third quarter of 2010 as higher customer margins were offset by increased delivery and freight expenses due to higher fuel costs. In the first nine months of 2011, gross profit margin declined 0.4% of sales (40 basis points) to 25.7% of sales compared to the same period of 2010 due to increased delivery and freight expenses from higher fuel costs, an unfavorable mix shift and higher import duties associated with purchases in prior periods. Operating, selling and general and administrative expenses decreased $11.1 million and $2.5 million for the third quarter and the first nine months of 2011, respectively. Both periods were impacted by lower incentive compensation and advertising expenses, as well as lower store fixture and equipment-related costs, which were partially offset by the impact of foreign currency exchange rates in our international operations (approximately $8 million and $21 million for the third quarter and first nine months of 2011, respectively) and the impact of favorable sales/use tax settlements recorded in the third quarter of 2010. In addition, the first nine months of 2010 were also impacted by a favorable legal settlement, while the first nine months of 2011 were also impacted by unfavorable trends in health and workers’ compensation benefits. Incentive compensation expense was $20.4 million lower in the third quarter of 2011 than the third quarter of 2010 and $39.0 million lower in the first nine months of 2011 than in the first nine months of 2010. We reported operating income of $41.3 million and $73.9 million for the third quarter and first nine months of 2011, respectively, compared to operating income of $40.9 million and $118.4 million for the third quarter of 2010 and the first nine months of 2010, respectively.

As noted in the discussion and analysis that follows, our operating results in certain applicable periods were impacted by significant items such as charges for store closures and severance, as well as favorable adjustments to legacy reserves. These items were recorded in other operating expenses, net. If we eliminate these items, of which there were none in the third quarters of 2011 and 2010, our adjusted operating income was $87.8 million for the first nine months of 2011 and $129.7 million for the first nine months of 2010.

The reported net income available to OfficeMax common shareholders was $21.5 million, or $0.25 per diluted share, in the third quarter of 2011 compared to $20.0 million, or $0.23 per diluted share, in the third quarter of 2010. The reported net income available to OfficeMax common shareholders was $29.9 million, or $0.34 per diluted share, in the first nine months of 2011 compared to $56.5 million, or $0.65 per diluted share, in the first nine months of 2010. If we eliminate the impact of the significant items described above, our adjusted net income available to OfficeMax common shareholders was $38.9 million, or $0.45 per diluted share, for the first nine months of 2011 and $63.5 million, or $0.73 per diluted share, for the first nine months of 2010.

Results of Operations, Consolidated

($ in millions)

	Three months ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Sales	$1,774.8	$1,813.4	$5,285.4	$5,383.8
Gross profit	459.7	470.4	1,359.2	1,403.6
Operating, selling and general and administrative expenses	418.4	429.5	1,271.4	1,273.9
Other operating expenses, net	—	—	13.9	11.3

Total operating expenses	418.4	429.5	1,285.3	1,285.2
Operating income	$41.3	$40.9	$73.9	$118.4
Net income available to OfficeMax common shareholders	$21.5	$20.0	$29.9	$56.5

Gross profit margin	25.9%	25.9%	25.7%	26.1%
Operating, selling and general and administrative expenses
Percentage of sales	23.6%	23.6%	24.0%	23.7%

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

	Non-GAAP Reconciliation
	Nine Months Ended September 24, 2011
	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(millions, except per-share amounts)
As reported	$73.9	$29.9	$0.34
Store closure charges	5.6	3.4	0.04
Severance charges	8.3	5.6	0.07

As adjusted	$87.8	$38.9	$0.45

	Non-GAAP Reconciliation
	Nine Months Ended September 25, 2010
	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(millions, except per-share amounts)
As reported	$118.4	$56.5	$0.65
Store closure charges	14.4	8.9	0.10
Severance charges	0.8	0.5	0.01
Reserve adjustment related to legacy facility	(3.9)	(2.4)	(0.03)

As adjusted	$129.7	$63.5	$0.73

These items are described in more detail in this Management’s Discussion and Analysis.

At the end of the third quarter of 2011, we had $485.4 million in cash and cash equivalents and $557.9 million in available (unused) borrowing capacity under our revolving credit facilities. The combination of cash and cash equivalents and available borrowing capacity yields $1,043.3 million of overall liquidity. At the end of the third quarter of 2011, we had outstanding recourse debt of $270.0 million (both current and long-term) and non-recourse obligations of $1,470.0 million related to the timber securitization notes. There is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged installment notes receivable and underlying guarantees. There were no borrowings on our revolving credit facilities during the first nine months in 2011.

For the first nine months of 2011, operations provided $78.7 million of cash with the majority realized in the third quarter. Capital expenditures for the first nine months of 2011 totaled $41.4 million and included systems and infrastructure investments.

Outlook

We continue to experience lower sales as a result of the difficult macroeconomic environment. Based on these trends, we anticipate that total company sales for the fourth quarter of 2011 will be slightly higher than the fourth quarter of 2010, including the favorable impact of foreign currency translation and the benefit of the additional fiscal week in the fourth quarter of 2011. For the full year 2011, we anticipate that total company sales will be slightly lower than the prior year, including the favorable impact of foreign currency translation and the benefit of the additional fiscal week in the fourth quarter of 2011. Additionally, OfficeMax anticipates that for both the fourth quarter and full year 2011, the adjusted operating income margin rate will be in line with the 1.7% rate for the first nine months of 2011. We anticipate capital expenditures for the full year of 2011 to be approximately $75 million, primarily related to technology, ecommerce and infrastructure investments and upgrades. In addition, we expect cash flow from operations to be in excess of capital expenditures for the full year of 2011.

Operating Results

Sales for the third quarter of 2011 decreased 2.1% year-over-year to $1,774.8 million, while sales of $5,285.4 million for the first nine months of 2011 decreased 1.8% year-over-year. On a local currency basis, sales for the third quarter of 2011 declined 4.0% compared to the third quarter of 2010 and sales for the first nine months of 2011 declined 3.6% compared to the first nine months of 2010, reflecting sales declines for both our Retail and Contract businesses in both the third quarter and the first nine months of 2011. These declines are the result of lower sales in our existing business, continued spending reductions by our Contract segment customers and weak store traffic and lower average ticket in our Retail segment. The sales declines for the first nine months of 2011 also included an unfavorable impact from inclement weather in the U.S. during the first quarter of 2011.

Gross profit margin of 25.9% of sales in the third quarter of 2011 was flat compared to the third quarter of 2010 as higher customer margins were offset by increased delivery and freight expenses due to higher fuel costs. Gross profit margin of 25.7% of sales in the first nine months of 2011 decreased 0.4% of sales (40 basis points) compared to the same period of 2010 due to increased delivery and freight expenses resulting from higher fuel costs, lower customer margins, an unfavorable mix shift and higher import duties associated with purchases in prior periods.

Operating, selling and general and administrative expenses decreased $11.1 million and $2.5 million for the third quarter and the first nine months of 2011, respectively. As a percentage of sales, operating, selling and general and administrative expenses were flat in the third quarter of 2011 compared to the third quarter of 2010 and increased 0.3% of sales to 24.0% of sales in the first nine months of 2011 from 23.7% of sales in the first nine months of 2010, as the expense reductions were not enough to offset the delevering impact of the lower sales. Decreases in the operating, selling and general and administrative expenses occurred in all segments for the third quarter of 2011 and were the result of lower incentive compensation and advertising expenses, as well as lower store fixture and equipment-related costs, which were partially offset by the impact of foreign currency exchange rates in our international operations (approximately $8 million) and the impact of favorable sales/use tax settlements recorded in the third quarter of 2010. Operating, selling and general and administrative expenses decreased, on a local currency basis, for the first nine months of 2011 in all segments, as lower incentive compensation expense, lower store fixture and equipment-related costs and lower advertising expenses, were partially offset by the impact of favorable legal and tax settlements recorded in the first nine months of 2010 and the impact of unfavorable trends in health and workers’ compensation benefits. The impact of foreign currency exchange rates in our international operations increased operating, selling and general and administrative expenses by approximately $21 million for the first nine months of 2011, primarily in our Contract segment, resulting in an increase in Contract segment operating, selling and general and administrative expenses in U.S. dollars for the first nine months of 2011. Incentive compensation expense was $20.4 million lower in the third quarter of 2011 than the third quarter of 2010 and $39.0 million lower in the first nine months of 2011 than in the first nine months of 2010.

As noted above, our results for the first nine months of 2011 and 2010 include several significant items, as follows:

•

The first nine months of 2011 and 2010 include charges recorded in our Retail segment related to store closures in the U.S. of $5.6 million (second quarter only) and $14.4 million (first and second quarter), respectively, which reduced net income available to OfficeMax common shareholders by $3.4 million and $8.9 million, or $0.04 and $0.10 per diluted share, for the first nine months of 2011 and 2010, respectively.

•

The first nine months of 2011 and 2010 include severance charges of $8.3 million recorded in the second quarter of 2011 ($8.0 million in Contract and $0.3 million in Retail) related to reorganizations in Canada, Australia, and the U.S. sales and supply chain organizations and $0.8 million recorded in the first quarter of 2010 in our Contract segment related to a reorganization of U.S. customer service operations. The effect of these items reduced net income by $5.6 million and $0.5 million, or $0.07 and $0.01 per diluted share, for the first nine months of 2011 and 2010, respectively.

•

The first nine months of 2010 include income of $3.9 million, all recorded in the second quarter, related to the adjustment of a reserve associated with our legacy building materials manufacturing facility near Elma, Washington due to an agreement with the lessor to terminate the lease. This item increased net income by $2.4 million, or $0.03 per diluted share, for the nine month period.

Interest income was $11.0 million and $10.6 million for the third quarters of 2011 and 2010, respectively. For the first nine months of 2011 and 2010, interest income was $32.9 million and $31.9 million, respectively.

Interest expense was $17.8 million in the third quarter of 2011 compared to $18.4 million in the third quarter of 2010 and was $54.7 million in the first nine months of 2011 compared to $55.1 million in the first nine months of 2010.

For the third quarter of 2011, we recognized income tax expense of $11.1 million on pre-tax income of $34.6 million (effective tax expense rate of 32.3%) compared to income tax expense of $11.7 million on pre-tax income of $33.1 million (effective tax expense rate of 35.3%) for the third quarter of 2010. For the first nine months of 2011, we recognized income tax expense of $17.8 million on pre-tax income of $52.4 million (effective tax expense rate of 34.0%) compared to income tax expense of $34.4 million on pre-tax income of $95.1 million (effective tax expense rate of 36.2%) for the first nine months of 2010. The effective tax rate in both years was impacted by the effects of state income taxes, income items not subject to tax, non-deductible expenses and the mix of domestic and foreign sources of income.

We reported net income attributable to OfficeMax and noncontrolling interest of $23.5 million and $34.6 million for the third quarter and the first nine months of 2011, respectively. After adjusting for joint venture earnings attributable to noncontrolling interest and preferred dividends, we reported net income available to OfficeMax common shareholders of $21.5 million, or $0.25 per diluted share, for the third quarter and $29.9 million, or $0.34 per diluted share, for the first nine months of 2011, respectively. Adjusted net income available to OfficeMax common shareholders, as discussed above, was $38.9 million, or $0.45 per diluted share, for the first nine months of 2011 compared to $63.5 million, or $0.73 per diluted share, for the first nine months of 2010.

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

Management evaluates the segments’ performances using segment income which is based on operating income after eliminating the effect of certain operating items that are not indicative of our core operations such as severances, facility closures and adjustments, and asset impairments. These certain operating items are reported on the other operating expenses, net line in the Consolidated Statements of Operations.

Contract

($ in millions)

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Sales	$883.3	$877.3	$2,689.3	$2,720.8
Gross profit	200.9	199.9	602.3	618.3
Gross profit margin	22.7%	22.8%	22.4%	22.7%
Operating, selling and general and administrative expenses	177.6	180.4	552.6	545.7
Percentage of sales	20.1%	20.6%	20.6%	20.0%

Segment income	$23.3	$19.5	$49.7	$72.6
Percentage of sales	2.6%	2.2%	1.8%	2.7%

Sales by Product Line
Office supplies and paper	$503.1	$504.2	$1,546.8	$1,563.5
Technology products	274.3	283.9	846.6	892.2
Office furniture	105.9	89.2	295.9	265.1

Sales by Geography
United States	$596.4	$611.0	$1,796.8	$1,863.0
International	286.9	266.3	892.5	857.8
Sales Growth (Decline)	0.7%	(2.5)%	(1.2)%	0.4%

Contract segment sales for the third quarter of 2011 of $883.3 million increased 0.7% compared to sales of $877.3 million for the third quarter of 2010. For the first nine months of 2011, sales decreased 1.2% to $2,689.3 million from $2,720.8 million for the first nine months of 2010. Contract segment sales decreased 2.6% and 4.1%, on a local currency basis, for the third quarter and first nine months of 2011, respectively. U.S. Contract sales decreased 2.4% in the third quarter of 2011 which was a slight improvement from the decline in the second quarter of 2011 as the increased favorable impact of sales to newly acquired customers outpacing the reduction in sales due to lost customers was mostly offset by a larger percentage decline in sales to existing customers, including a significant decline in sales to the U.S. federal government. International sales increased 7.7% in the third quarter of 2011, but declined 3.0% on a local currency basis in the third quarter of 2011 compared to declines of 5.5% and 7.4% on a local currency basis in the second and first quarters of 2011, respectively. The declines are the result of decreased sales to existing customers and several large customers that were not retained in both Canada and Australia.

Contract segment gross profit margin decreased 0.1% of sales (10 basis points) to 22.7% of sales for the third quarter of 2011 and 0.3% of sales (30 basis points) to 22.4% for the first nine months of 2011 compared to the same periods of 2010. Gross profit margin declines occurred in our U.S. Contract business for both the third quarter and first nine months of 2011 and in our international Contract businesses for the first nine months of 2011. The gross profit margin declines for the third quarter of 2011 were the result of higher delivery expenses from increased fuel costs and slightly lower customer margins in the U.S., which were partially offset by higher international customer margins. The gross profit margin declines for first nine months of 2011 were the result of lower international customer margins due to increased competitive market conditions in Canada in the first half of the year and higher delivery expenses from increased fuel costs, which were partially offset by lower inventory shrinkage expense and lower occupancy expense.

As a percentage of sales, Contract segment operating, selling and general and administrative expenses decreased 0.5% of sales to 20.1% of sales for the third quarter of 2011 from 20.6% of sales in the third quarter of 2010. Contract segment operating, selling and general and administrative expenses for the third quarter of 2011 decreased $2.8 million from the third quarter of 2010, primarily due to lower incentive compensation expense ($6.6 million) and lower advertising expenses which were partially offset by the unfavorable impact of foreign currency exchange rates (approximately $7 million). For the first nine months of 2011, Contract segment operating, selling and general and administrative expenses increased 0.6% of sales to 20.6% of sales from 20.0% of sales for the first nine months of 2010. This was a $6.9 million increase reflecting the unfavorable impact of foreign currency exchange rates (approximately $19 million), offset by lower incentive compensation expense ($15.2 million) and lower payroll expense.

Contract segment income was $23.3 million, or 2.6% of sales, and $19.5 million, or 2.2% of sales, for the third quarters of 2011 and 2010, respectively, and $49.7 million, or 1.8% of sales, and $72.6 million, or 2.7% of sales, for the first nine months of 2011 and 2010, respectively. The decrease in segment income for both periods was attributable to the lower sales and lower gross margin rates, which were partially offset by the lower incentive compensation expense. Additionally, operating, selling and general and administrative expenses were lower in the third quarter, benefiting segment income, but higher for the first nine months, unfavorably impacting segment income.

Retail

($ in millions)

	Three Months Ended		Nine Months Ended
	September 24, 2011	September 25, 2010	September 24, 2011	September 25, 2010
Sales	$891.5	$936.1	$2,596.1	$2,663.0
Gross profit	258.8	270.5	756.9	785.3
Gross profit margin	29.0%	28.9%	29.2%	29.5%
Operating, selling and general and administrative expenses	230.3	238.1	694.8	700.2
Percentage of sales	25.8%	25.4%	26.8%	26.3%

Segment income	$28.5	$32.4	$62.1	$85.1
Percentage of sales	3.2%	3.5%	2.4%	3.2%

Sales by Product Line
Office supplies and paper	$410.7	$428.3	$1,130.7	$1,137.4
Technology products	428.5	452.2	1,311.0	1,369.1
Office furniture	52.3	55.6	154.4	156.5

Sales by Geography
United States	$813.7	$870.2	$2,386.0	$2,494.4
International	77.8	65.9	210.1	168.6

Sales Growth (Decline)
Segment sales growth (decline)	(4.8)%	0.4%	(2.5)%	(1.1)%
Same-location sales growth (decline)	(4.3)%	0.4%	(2.1)%	(0.9)%

Retail segment sales decreased 4.8% (5.3% on a local currency basis) to $891.5 million for the third quarter of 2011 and decreased 2.5% (3.0% on a local currency basis) to $2,596.1 million for the first nine months of 2011 reflecting challenging economic conditions, an increased competitive environment and a significant decline in certain technology categories. Same-store sales declined by 4.3% in the third quarter of 2011 which included a U.S. same-store sales decline of 5.8% partially offset by an 8.2% same-store sales increase in Mexico on a local currency basis. The U.S. same-store sales decline reflected weaker back-to-school sales characterized by continued weakness in store traffic and slightly lower average ticket. We ended the third quarter of 2011 with 983 stores. In the U.S., we closed four retail stores during the third quarter of 2011 (eighteen during the first nine months of 2011) and opened none, ending the quarter with 900 retail stores, while Grupo OfficeMax, our majority-owned joint venture in Mexico, opened four stores during the first nine months of 2011, all in the third quarter, ending the quarter with 83 retail stores.

Retail segment gross profit margin increased 0.1% of sales (10 basis points) to 29.0% of sales for the third quarter of 2011 compared to 28.9% of sales for the previous year, reflecting increases in both the U.S. and Mexico, and decreased 0.3% of sales (30 basis points) to 29.2% of sales for the first nine months of 2011 from 29.5% of sales for the first nine months of 2010, reflecting declines in both the U.S. and Mexico. The gross profit margin increases for the third quarter of 2011 were the result of higher customer margins in both the U.S. and Mexico helped by a mix shift to the supplies category, which were partially offset by higher delivery and freight expenses from increased fuel costs as well as occupancy expenses, which were lower but delevered due to the decreased sales. The gross profit margin declines for the first nine months of 2011 were the result of lower customer margins in Mexico, higher freight expense from increased fuel costs and lower occupancy expenses that delevered due to the decreased sales, all of which were partially offset by higher customer margins in the U.S.

Retail segment operating, selling and general and administrative expenses increased 0.4% of sales to 25.8% of sales for the third quarter of 2011 and increased 0.5% to 26.8% of sales for the first nine months of 2011, due to the deleveraging impact of lower sales. Retail segment operating, selling and general and administrative expenses decreased $7.8 million for the third quarter of 2011 compared to the third quarter of 2010 as lower incentive compensation expense ($12.3 million), lower advertising expenses and lower store fixture and equipment-related costs were partially offset by the impact of favorable sales/use tax settlements recorded in the third quarter of 2010. Retail segment operating, selling and general and administrative expenses decreased $5.4 million for the first nine months of 2011 compared to the first nine months of 2010 as lower incentive compensation expenses ($21.4 million), lower store fixture and equipment-related costs and lower advertising expenses, were partially offset by the impact of favorable legal and tax settlements recorded in the first nine months of 2010, higher payroll expenses and the impact of unfavorable trends in health and workers’ compensation benefits.

Retail segment income was $28.5 million, or 3.2% of sales, for the third quarter of 2011, compared to $32.4 million, or 3.5% of sales, for the third quarter of 2010. Retail segment income was $62.1 million, or 2.4% of sales, for the first nine months of 2011, compared to $85.1 million, or 3.2% of sales, for the first nine months of 2010. The decrease in segment income for both periods was attributable to the lower sales. Gross profit margins improved in the third quarter of 2011 compared to the third quarter of 2010, but declined for the first nine months of 2011 compared to the first nine months of 2010, as the third quarter improvement was not enough to offset the large decline in the first quarter. Sales and income from our Mexican joint venture were improved for the third quarter and the first nine months of 2011 compared to the same periods of 2010.

Corporate and Other

Corporate and Other segment loss was $10.5 million and $24.0 million for the third quarter and first nine months of 2011, respectively, compared to $11.0 million and $28.0 million for the third quarter and first nine months of 2010, respectively. For both periods of 2011, reduced incentive compensation expense ($1.5 million and $2.4 million for the third quarter and first nine months of 2011, respectively) was partially offset by increased pension expense. In addition, the first nine months of 2011 included $3.8 million of income related to a non-recurring, favorable adjustment in the cash surrender value of our company-owned life insurance policies recorded in the first quarter of 2011.

Liquidity and Capital Resources

At the end of the third quarter of 2011, the total liquidity available for OfficeMax was $1,043.3 million. This includes cash and cash equivalents of $485.4 million and borrowing availability of $557.9 million. The borrowing availability included $459.7 million and $41.3 million relating to our U.S. and Canadian revolving credit agreements, respectively, as well as $56.9 million relating to our credit agreement associated with our subsidiaries in Australia and New Zealand. At the end of the third quarter of 2011, the Company was in compliance with all covenants under the three credit agreements. The U.S. and Canadian credit agreements were scheduled to expire on July 12, 2012 and subsequent to the end of the third quarter were amended and consolidated into a single North American credit agreement, which will expire on October 7, 2016. The credit agreement associated with our subsidiaries in Australia and New Zealand expires on March 15, 2013. At the end of the third quarter of 2011, we had $270.0 million of short-term and long-term debt and $1,470.0 million of non-recourse timber securitization notes outstanding.

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

Operating Activities

Our operating activities provided cash of $78.7 million in the first nine months of 2011 compared to $156.0 million in the first nine months of 2010. Cash from operations for the first nine months of 2011 was lower than for the first nine months of the prior year primarily reflecting a lower level of earnings and the unfavorable working capital impact from a significantly reduced accrual for incentive compensation expense. Inventory levels were reduced from year end due to the seasonality of our business, while the ratio of payables to inventory remained consistent with the prior year end ratio. Receivables increased due to increased promotional activity in collaboration with our vendors. In addition, cash from operations in the first nine months of 2011 and 2010 included the impact of approximately $54 million and $58 million, respectively, of incentive compensation payments made associated with the achievement of incentive plan performance targets for 2010 and 2009, respectively.

We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees, primarily in Contract. Pension expense was $3.2 million and $1.7 million for the third quarters of 2011 and 2010, respectively and $8.1 million and $5.4 million for the first nine months of 2011 and 2010, respectively. In the first nine months of 2011 and 2010, we made contributions to our pension plans totaling $2.5 million and $2.6 million, respectively. For the full year, the estimated minimum required funding contribution is approximately $3.7 million and the expense is projected to be approximately $10.8 million. We intend to fully fund our qualified defined benefit plans over the next several years.

Investing Activities

Capital spending for the first nine months of 2011 was $41.5 million, compared to $50.2 million for the first nine months of 2010, and consisted of information systems software enhancements, leasehold improvements and replacement maintenance, as well as spending on new stores to be opened later in the year in Mexico. We expect our capital investments in 2011 to be approximately $75.0 million primarily for maintenance and investment in our systems, infrastructure and growth and profitability initiatives.

Financing Activities

Our financing activities used cash of $11.3 million in the first nine months of 2011 compared to $7.7 million in the first nine months of 2010. The increase was primarily associated with share-based compensation awards.

Financing Arrangements

Our debt structure consists of credit agreements, note agreements, and other borrowings as described below. For more information, see the “Contractual Obligations” and “Disclosures of Financial Market Risks” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Credit Agreements

On July 12, 2007, we entered into an Amended and Restated Loan and Security Agreement (the “U.S. Credit Agreement”) with a group of banks. The U.S. Credit Agreement permitted us to borrow up to a maximum of $700 million subject to a borrowing base calculation that limited availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The U.S. Credit Agreement could be increased (up to a maximum of $800 million) at our request or reduced from time to time, in each case according to the terms detailed in the U.S. Credit Agreement. There were no borrowings outstanding under our U.S. Credit Agreement at the end of the third quarter of 2011, and there were no borrowings outstanding under this facility during the first nine months of 2011. Letters of credit, which could be issued under the U.S. Credit Agreement up to a maximum of $250 million, reduced available borrowing capacity. Stand-by letters of credit issued under the U.S. Credit Agreement totaled $52.0 million at the end of the third quarter of 2011. At the end of the third quarter of 2011, the maximum aggregate borrowing amount available under the U.S. Credit Agreement was $511.7 million and availability under the U.S. Credit Agreement totaled $459.7 million. The U.S. Credit Agreement allowed the payment of dividends, subject to availability restrictions and if no default had occurred. At the end of the third quarter of 2011, we were in compliance with all covenants under the U.S. Credit Agreement. The U.S. Credit Agreement, which was scheduled to expire on July 12, 2012, was amended by a new agreement on October 7, 2011, as discussed below.

On September 30, 2009, Grand & Toy Limited, the Company’s wholly owned subsidiary in Canada, entered into a Loan and Security Agreement (the “Canadian Credit Agreement”) with a group of banks. The Canadian Credit Agreement permitted Grand & Toy Limited to borrow up to a maximum of C$60 million subject to a borrowing base calculation that limited availability to a percentage of eligible accounts receivable plus a percentage of the value of eligible inventory less certain reserves. The Canadian Credit Agreement could be increased (up to a maximum of C$80 million) at Grand & Toy Limited’s request or reduced from time to time, in each case according to the terms detailed in the Canadian Credit Agreement. There were no borrowings outstanding under the facility at the end of the third quarter of 2011, and there were no borrowings outstanding under this facility during the first nine months of 2011. Letters of credit, which could be issued under the Canadian Credit Agreement up to a maximum of C$10 million, reduced available borrowing capacity. There were no letters of credit outstanding under the Canadian Credit Agreement at the end of the third quarter of 2011. The maximum aggregate borrowing amount available under the Canadian Credit Agreement was $41.3 million (C$43.0 million) at the end of the third quarter of 2011. Grand & Toy Limited was in compliance with all covenants under the Canadian Credit Agreement at the end of the third quarter of 2011. The Canadian Credit Agreement, which was scheduled to expire on July 12, 2012, was amended by a new agreement on October 7, 2011 as discussed below.

On March 15, 2010, the Company’s five wholly-owned subsidiaries based in Australia and New Zealand entered into a Facility Agreement (the “Australia/New Zealand Credit Agreement”) with a financial institution based in those countries. The Australia/New Zealand Credit Agreement permits the subsidiaries in Australia and New Zealand to borrow up to a maximum of A$80 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of certain owned properties, less certain reserves. There were no borrowings outstanding under the facility at the end of the third quarter of 2011, and there were no borrowings outstanding under this facility during the first nine months of 2011. The maximum aggregate borrowing amount available under the Australia/New Zealand Credit Agreement was $56.9 million (A$58.3 million) at the end of the third quarter of 2011. At the end of the third quarter of 2011, the subsidiaries in Australia and New Zealand were in compliance with all covenants under the Australia/New Zealand Credit Agreement. The Australia/New Zealand Credit Agreement expires on March 15, 2013.

On October 7, 2011, we entered into a Second Amended and Restated Loan and Security Agreement (the “North American Credit Agreement”) with a group of banks. The North American Credit Agreement amended the U.S. Credit Agreement and the Canadian Credit Agreement and consolidated them into a single credit agreement. The North American Credit Agreement permits us to borrow up to a maximum of $650 million, of which $50 million (U.S. dollars) is allocated to Grand & Toy Limited, and $600 million is allocated to the Company and its other participating North American subsidiaries, subject to a borrowing base calculation that limits availability to a percentage of eligible trade and credit card receivables plus a percentage of the value of eligible inventory less certain reserves. The North American Credit Agreement may be increased (up to a maximum of $850 million) at our request and the approval of the lenders participating in the increase, or may be reduced from time to time at our request, in each case according to the terms detailed in the North American Credit Agreement. Letters of credit, which may be issued under the North American Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. The North American Credit Agreement expires on October 7, 2016 and allows the payment of dividends, subject to availability restrictions and if no default has occurred. If the North American Credit Agreement had been in effect at the end of the third quarter of 2011, the maximum aggregate borrowing amount available under the North American Credit Agreement would have been $618.6 million and, after deducting the $52.0 million of outstanding letters of credit, availability under the North American Credit Agreement would have been $566.6 million.

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

On September 15, 2008, Lehman filed for bankruptcy. Lehman’s bankruptcy filing constituted an event of default under the $817.5 million Installment Note guaranteed by Lehman (the “Lehman Guaranteed Installment Note”). We are required for accounting purposes to assess the carrying value of assets whenever circumstances indicate that a decline in value may have occurred. After evaluating the situation, we concluded in late October 2008 that as a result of the Lehman bankruptcy, it was probable that we would be unable to collect all amounts due according to the contractual terms of the Lehman Guaranteed Installment Note. Accordingly, we evaluated the carrying value of the Lehman Guaranteed Installment Note and reduced it to the estimated amount we then expected to collect ($81.8 million) by recording a non-cash impairment charge of $735.8 million, pre-tax, in the third quarter of 2008.

Measuring impairment of a loan requires judgment and estimates, and the eventual outcome may differ from our estimate by a material amount. The Lehman Guaranteed Installment Note has been pledged as collateral for the related Securitization Notes, and therefore it may not freely be transferred to any party other than the Indenture Trustee. Accordingly, the ultimate amount to be realized on the Lehman Guaranteed Installment Note depends on the proceeds from the Lehman bankruptcy estate. On June 30, 2011, Lehman filed an amended Disclosure Statement on its Chapter 11 Plan with the United States Bankruptcy Court for the Southern District of New York. The Disclosure Statement provides a range of estimated recoveries for various classes of unsecured creditors of Lehman. Based on the category descriptions, we, together with the Indenture Trustee, argued at a hearing on the Disclosure Statement that our claim should be treated as a class 3 senior unsecured claim (estimated to recover at a rate of approximately 21.1% under the Chapter 11 Plan) rather than falling into any other class of guarantee claims (estimated to recover at a rate of approximately 11%-13% depending on the class under the Chapter 11 Plan). Following negotiation, on October 7, 2011, we entered into a stipulation with Lehman and the Indenture Trustee that categorized our claim as a class 3 senior unsecured claim. Due to this categorization, provisions of the stipulation that make certain funds unavailable to our claim that would otherwise be available to class 3 senior unsecured claimants, the status of the bankruptcy proceedings, and based on information in the Disclosure Statement, it appears that our claim may recover at a potential rate within the range of 17% to 20%. However, uncertainties exist as to the actual recovery that will ultimately be received on the claim. The confirmation of the Chapter 11 Plan is not expected to occur until the next Bankruptcy court hearing, currently scheduled for December 6, 2011; the disposition of our claim and a related claim filed by the Note Issuers must be determined; and the funds available for claimants will depend on the value of the assets Lehman is able to liquidate. Due to these uncertainties and other factors, we have not increased our assumed recovery rate or the carrying value of the Lehman Guaranteed Installment Note. Following the confirmation hearing on the Chapter 11 Plan scheduled for December 6, 2011, an initial distribution may be made on our claim as early as March 30, 2012, assuming that all other issues in the claim have been resolved prior to or at the confirmation hearing. Further distributions are expected to occur over a several-year period. Going forward, we intend to adjust the carrying value of the Lehman Guaranteed Installment Note as further information regarding our share of the proceeds, if any, from the Lehman bankruptcy estate becomes available. Any proceeds we receive from the bankruptcy will be distributed to the Securitization Noteholders.

Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty. Accordingly, the Lehman Guaranteed Installment Note and underlying Lehman guaranty will be transferred to the holders of the Securitization Notes guaranteed by Lehman in order to settle and extinguish that liability. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been extinguished. This will occur when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Noteholders. We expect that this will occur when the assets of Lehman are currently projected to be distributed and the bankruptcy finalized. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman ($735.0 million at September 24, 2011) and the carrying value of the Lehman Guaranteed Installment Note ($81.8 million at September 24, 2011) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

Any discussion of the Lehman bankruptcy in this document is strictly based on factual observations from the bankruptcy cases and should not be interpreted as constituting legal analysis of or admission as to the ultimate allowances of our claim based on the Lehman Guaranteed Installment Note or any Note Issuers’ claim based on Collateral Notes, or the interplay thereof.

At the time of the sale of our timberland assets in 2004, we generated a significant tax gain. As the timber installment notes structure allowed the Company to defer the resulting tax liability of $543 million until 2020, the maturity date for the Installment Notes, we recognized a deferred tax liability related to this gain in connection with the sale. The recognition of the Lehman portion of the tax gain will be triggered when the Lehman Guaranteed Installment Note is transferred to the Securitization Noteholders as payment and/or when the Lehman bankruptcy is resolved. In estimating the cash taxes, we will consider our available alternative minimum tax credits to reduce the net tax payments.

Through September 24, 2011, we have received all payments due under the Installment Notes guaranteed by Wachovia (the “Wachovia Guaranteed Installment Notes”), which have consisted only of interest due on the notes, and have made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Notes are current, and we have no reason to believe that we will not collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Notes, the notes are stated in our Consolidated Balance Sheet at their original principal amount of $817.5 million. Wachovia was acquired by Wells Fargo & Company in a stock transaction in 2008. An additional adverse impact on our financial results presentation could occur if Wells Fargo became unable to perform its obligations under the Wachovia Guaranteed Installment Notes, thereby resulting in a significant impairment impact.

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

Contractual Obligations

For information regarding contractual obligations, see the caption “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 25, 2010. At September 24, 2011, there had not been a material change to the information regarding contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 25, 2010.

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the third quarter of 2011, Grupo OfficeMax met the earnings targets and the estimated purchase price was $28.5 million. The decrease in the estimated purchase price from the second quarter is attributable to lower market multiples for similar companies as of the measurement date. As the estimated purchase price was less than the carrying value of the noncontrolling interest as of the end of the third quarter, the Company reduced the noncontrolling interest to the carrying value, with the offset recorded to additional paid-in capital. There is no impairment relating to the assets of the joint venture as the estimated future cash flows support the overall carrying value of its assets.

Off-Balance-Sheet Activities and Guarantees

For information regarding off-balance-sheet activities and guarantees, see “Off-Balance-Sheet Activities and Guarantees” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 25, 2010. At September 24, 2011, there had not been a material change to the information regarding off-balance-sheet activities and guarantees disclosed in our Annual Report on Form 10-K for the year ended December 25, 2010.

Seasonal Influences

Our business is seasonal, with Retail showing a more pronounced seasonal trend than Contract. Sales in the second quarter are historically the slowest of the year. Sales are stronger during the first, third and fourth quarters which include the important new-year office supply restocking month of January, the back-to-school period and the holiday selling season, respectively.

Disclosures of Financial Market Risks

Financial Instruments

Our debt is predominantly fixed-rate. At September 24, 2011, the estimated current fair value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $565.4 million less than the amount of debt reported in the Consolidated Balance Sheets. As previously discussed, there is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged Installment Notes receivable and underlying guarantees. The debt and receivable related to the timber notes have fixed interest rates and the estimated fair values of the timber notes are reflected in the table below.

The following table provides information about our financial instruments outstanding at September 24, 2011. The following table does not include our obligations for pension plans and other post retirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax employees. As our plans were frozen in 2003, our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits. However, the pension plan obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension plan participants’ increased life expectancies. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include OfficeMax common stock, U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels.

	September 24, 2011		December 25, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(thousands)
Financial assets:
Timber notes receivable
Wachovia	$817,500	$933,483	$817,500	$888,288
Lehman	$81,750	$81,750	$81,750	$81,750

Financial liabilities:
Recourse debt	$270,044	$242,703	$274,995	$255,519
Non-recourse debt
Wachovia	$735,000	$850,195	$735,000	$811,093
Lehman	$735,000	$81,750	$735,000	$81,750

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

During the first nine months of 2011, we recorded pre-tax charges of $5.6 million (all in the second quarter) in our Retail segment related to the closing of six underperforming domestic stores prior to the end of their lease term. During the first nine months of 2010, we recorded pre-tax charges of $14.4 million in our Retail segment related to the closing of eight underperforming domestic stores prior to the end of their lease terms.

At September 24, 2011, the facility closure reserve was $53.8 million with $12.0 million included in current liabilities, and $41.8 million included in long-term liabilities. The reserve represents future lease obligations of $109.2 million, net of anticipated sublease income of approximately $55.4 million. Cash payments relating to the facility closures were $16.6 million and $16.4 million in the first nine months of 2011 and 2010, respectively.

Environmental

For information regarding environmental issues, see the caption “Environmental” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 25, 2010. At September 24, 2011, there has not been a material change to the information regarding environmental issues disclosed in the company’s annual report on Form 10-K for the year ending December 25, 2010.

Critical Accounting Estimates

For information regarding critical accounting estimates, see the caption “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 25, 2010. There have been no significant changes to the Company’s critical accounting estimates during the first nine months of 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk see the caption “Disclosures of Financial Market Risks” herein and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010. At September 24, 2011, except as disclosed herein in “Disclosures of Financial Market Risks,” there has not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 25, 2010.

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

For information regarding risk factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 25, 2010. There have been no material changes to the Company’s risk factors during the first nine months of 2011, except as previously reported in “Item 1A. Risk Factors” in our quarterly report on form 10-Q for the quarter ended June 25, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning our stock repurchases during the three months ended September 24, 2011 is below. All stock was withheld to satisfy tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 26 – July 23, 2011	22	$8.23	—	—
July 24 – August 20, 2011	36,988	5.75	—	—
August 21 – September 24, 2011	22,024	5.68	—	—

Total	59,034	$5.73	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICEMAX INCORPORATED

/s/ BRUCE BESANKO
Bruce Besanko Executive Vice President, Chief Financial Officer and Chief Administrative Officer (As Duly Authorized Officer and Principal Financial Officer)

Date: October 28, 2011

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended September 24, 2011

Exhibit Number	Exhibit Description

3.1(1)	Conformed Restated Certificate of Incorporation, reflecting all amendments to date.

3.2(2)	Amended and Restated Bylaws, as amended February 12, 2009.

10.1(3)	Form of 2011 Director Restricted Stock Unit Award Agreement.

10.2(4)	Change in Control Agreement dated as of August 17, 2011 between OfficeMax Incorporated and Mr. Michael MacDonald.

10.3(5)	Nondisclosure and Fair Competition Agreement dated as of August 15, 2011 between OfficeMax Incorporated and Mr. Michael MacDonald.

10.4*	Change in Control Agreement dated as of July 26, 2011 between OfficeMax Incorporated and Mr. Steve Parsons.

10.5*	Nondisclosure and Fair Competition Agreement dated as of July 25, 2011 between OfficeMax Incorporated and Mr. Steve Parsons.

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated.

101.INS(6)*	XBRL Instance Document.

101.SCH(6)*	XBRL Taxonomy Extension Schema Document.

101.CAL(6)*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(6)*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(6)*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(6)*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Submitted with this Form 10-Q.
(1)	Exhibit 3.1 was filed under the exhibit 3.1.1 in our Registration Statement on Form S-1 dated November 4, 2009, and is incorporated herein by reference.
(2)	Exhibit 3.2 was filed under the exhibit 3.2 in our Current Report on Form 8-K dated February 18, 2009, and is incorporated herein by reference.
(3)	Exhibit 10.1 was filed under the exhibit 99.2 in our Current Report on Form 8-K dated August 2, 2011, and is incorporated herein by reference.
(4)	Exhibit 10.2 was filed under the exhibit 99.1 in our Current Report on Form 8-K dated August 23, 2011, and is incorporated herein by reference.
(5)	Exhibit 10.3 was filed under the exhibit 99.2 in our Current Report on Form 8-K dated August 23, 2011, and is incorporated herein by reference.
(6)	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.