Form 10-K
period 2011-12-31
OFFICEMAX INC
filed 2012-02-24
CIK 12978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Sections 13 or 15(d)

of the Securities Exchange Act of 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on June 25, 2011, was $1,088,968,714. Registrant does not have any nonvoting common equity securities.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Shares Outstanding as of February 10, 2012
Common Stock, $2.50 par value	86,166,416

Document incorporated by reference

Portions of the registrant’s proxy statement relating to its 2012 annual meeting of shareholders to be held on April 30, 2012 (“OfficeMax Incorporated’s proxy statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the terms “OfficeMax,” the “Company,” “we” and “our” refer to OfficeMax Incorporated and its consolidated subsidiaries and predecessors. Our Securities and Exchange Commission (“SEC”) filings, which include this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments to those reports, are available free of charge on our website at investor.officemax.com by clicking on “SEC filings.” Our SEC filings are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

General Overview

OfficeMax is a leader in both business-to-business and retail office products distribution. We provide office supplies and paper, print and document services, technology products and solutions and office furniture to large, medium and small businesses, government offices and consumers. OfficeMax customers are served by approximately 29,000 associates through direct sales, catalogs, the Internet and retail stores located throughout the United States, Canada, Australia, New Zealand, Mexico, the U.S. Virgin Islands and Puerto Rico. Our common stock trades on the New York Stock Exchange under the ticker symbol OMX, and our corporate headquarters is in Naperville, Illinois.

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

The accompanying consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries, except our 88%-owned subsidiary that formerly owned assets in Cuba that were confiscated by the Cuban government in the 1960s, which is accounted for as an investment due to various asset restrictions. We also consolidate the variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year-end is the last Saturday in December. Due primarily to statutory requirements, the Company’s international businesses maintain calendar years with December 31 year-ends, with our majority-owned joint venture in Mexico reporting one month in arrears. Fiscal year 2011 ended on December 31, 2011, fiscal year 2010 ended on December 25, 2010, and fiscal year 2009 ended on December 26, 2009. Fiscal year 2011 included 53 weeks for our U.S. businesses. Fiscal years 2010 and 2009 included 52 weeks for our U.S. businesses.

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

Contract

We distribute a broad line of items for the office, including office supplies and paper, technology products and solutions, office furniture and print and document services through our Contract segment. Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United States, Canada, Australia, New Zealand and Puerto Rico. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and, primarily in foreign markets, through office products stores. The majority of the products sold by this segment are purchased from outside manufacturers or from industry wholesalers. We also source substantially all of our private label products direct from manufacturers. We purchase office papers primarily from Boise White Paper, L.L.C., under a paper supply contract entered into on June 25, 2011. (See Note 15, “Commitments and Guarantees,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information related to the paper supply contract.)

As of the end of the year, Contract operated 38 distribution centers in the U.S., Puerto Rico, Canada, Australia and New Zealand as well as four customer service and outbound telesales centers in the U.S. Contract also operated 47 office products stores in Canada, Hawaii, Australia and New Zealand.

Contract sales were $3.6 billion for 2011 and 2010 and $3.7 billion for 2009.

Retail

Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. In addition, this segment contracts with large national retail chains to supply office and school supplies to be sold in their stores. Our retail office products stores feature OfficeMax ImPress, an in-store module devoted to print-for-pay and related services. Our Retail segment has operations in the United States, Puerto Rico and the U.S. Virgin Islands. Our Retail segment also operates office products stores in Mexico through a 51%-owned joint venture. The majority of the products sold by this segment are purchased from outside manufacturers or from industry wholesalers. We also source substantially all of our private label products direct from manufacturers. As mentioned above, we purchase office papers primarily from Boise White Paper, L.L.C., under a paper supply contract entered into on June 25, 2011. (See Note 15, “Commitments and Guarantees,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information related to the paper supply contract.)

As of the end of the year, our Retail segment operated 978 stores in the U.S., Puerto Rico, the U.S. Virgin Islands, and Mexico, three large distribution centers in the U.S., and one small distribution center in Mexico. Each store offers approximately 10,000 stock keeping units (SKUs) of name-brand and OfficeMax private-branded merchandise and a variety of business services targeted at serving the small business customer, including OfficeMax ImPress. In addition to our in-store ImPress capabilities, our Retail segment operated six OfficeMax ImPress print on demand facilities with enhanced fulfillment capabilities as of the end of the year. These 8,000 square foot operations are located within some of our Contract distribution centers, and serve the print and document needs of our large contract customers in addition to supporting our retail stores by providing services that cannot be deployed at every retail store.

Retail sales were $3.5 billion for 2011 and 2010 and $3.6 billion for 2009.

Competition

Domestic and international office products markets are highly and increasingly competitive. Customers have many options when purchasing office supplies and paper, print and document services, technology products and solutions and office furniture. We compete with contract stationers, office supply superstores including Staples and Office Depot, mass merchandisers such as Wal-Mart and Target, wholesale clubs such as Costco, computer and electronics superstores such as Best Buy, Internet merchandisers such as Amazon.com, direct-mail distributors, discount retailers, drugstores and supermarkets, as well as the direct marketing efforts of manufacturers, including some of our suppliers. The other large office supply superstores have increased their presence in close proximity to our stores in recent years and are expected to continue to do so in the future. In addition, many of our competitors have expanded their office products assortment, and we expect they will continue to do so. We anticipate increasing competition from our two domestic office supply superstore competitors and various other competitors for print-for-pay and related services. Increased competition in the office products markets, together with increased advertising, has heightened price awareness among end-users. Such heightened price awareness has led to margin pressure on office products and impacted the results of both our Retail and Contract segments. In addition to price, competition is also based on customer service, the quality and breadth of product selection and convenient locations. Some of our competitors are larger than us and have greater financial resources, which affords them greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively.

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

We believe our Retail segment competes favorably based on the quality of our customer service, our innovative store formats, the breadth and depth of our merchandise offering and our everyday low prices, as well as our specialized service offerings, including OfficeMax ImPress, and our ability to create office product merchandise solutions for other retailers to incorporate into their stores.

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

Employees

On December 31, 2011, we had approximately 29,000 employees, including approximately 10,000 part-time employees.

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

Current macroeconomic conditions have had and may continue to have an impact on our business and our financial condition. Economic conditions, both domestically and abroad, directly influence our operating results. Current and future economic conditions that affect consumer and business spending, including the level of unemployment, energy costs, inflation, availability of credit and the financial condition and growth prospects of our customers may continue to adversely affect our business and the results of our operations. We may continue to face challenges if macroeconomic conditions do not improve or if they worsen.

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

Intense competition in our markets could harm our ability to maintain profitability. Domestic and international office products markets are highly and increasingly competitive. Customers have many options when purchasing office supplies and paper, print and document services, technology products and solutions and office furniture. We compete with contract stationers, office supply superstores including Staples and Office Depot, mass merchandisers such as Wal-Mart and Target, wholesale clubs such as Costco, computer and electronics superstores such as Best Buy, Internet merchandisers such as Amazon.com, direct-mail distributors, discount retailers, drugstores and supermarkets. In addition, an increasing number of manufacturers of computer hardware, software and peripherals, including some of our suppliers, have expanded their own direct marketing efforts. The other large office supply superstores have increased their presence in close proximity to our stores in recent years and are expected to continue to do so in the future. In addition, many of our competitors have expanded their office products assortment, and we expect they will continue to do so. We anticipate increasing competition from our two domestic office supply superstore competitors and various other competitors for print-for-pay and related services. Increased competition in the office products markets, together with increased advertising, has heightened price awareness among end-users. Such heightened price awareness has led to margin pressure on office products and impacted the results of both our Retail and Contract segments. In addition to price, competition is also based on customer service, differentiation from competitors, the quality and breadth of product selection and convenient locations. Some of our competitors are larger than us and have greater financial resources, which afford them greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively.

We may be unable to generate additional sales through new distribution opportunities or replace lost sales. Our long-term success depends, in part, on our ability to expand our product sales in a manner that achieves appropriate sales and profit levels. This could include selling our products through other retailers, opening new stores or entering into novel distribution arrangements. We have also increased our investments and resources in selling our service offerings and through our digital channel. Failure to increase our sales and further utilize our core assets could result in company restructurings and associated charges relating to severance and impairment of assets.

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

Although we frequently test new store designs, formats, sizes and market areas, if we are unable to generate the required sales or profit levels, as a result of macroeconomic or operational challenges, we may not open new stores. Similarly, we will only continue to operate existing stores if they meet required sales or profit levels. In the current macroeconomic environment, the results of our existing stores are impacted not only by a reduced sales environment, but by a number of things that are not within our control, such as loss of traffic resulting from store closures by other significant retailers in the stores’ immediate vicinity. If our stores performance suffers, we may be subject to impairment charges. In addition, if we are required to close stores, we will incur additional costs. These items could adversely affect our financial results.

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

We may be unable to attract and retain qualified associates. We attempt to attract and retain an appropriate level of personnel in both field operations and corporate functions. We face many external risks and internal factors in meeting our labor needs, including competition for qualified personnel, prevailing wage rates, as well as rising employee benefit costs, including insurance costs and compensation programs. Failure to attract and retain sufficient qualified personnel could interfere with our ability to implement our strategies and adequately provide services to customers.

We are more leveraged than some of our competitors, which could adversely affect our business plans. A relatively greater portion of our cash flow is used to service financial obligations including leases and to satisfy Pension Plans funding obligations (discussed previously). This reduces the funds we have available for working capital, capital expenditures, acquisitions, new stores, store remodels and other purposes. Similarly, our relatively greater leverage increases our vulnerability to, and limits our flexibility in planning for, adverse economic and industry conditions and creates other competitive disadvantages compared with other companies with relatively less leverage.

Compromises of our information security affecting customer or associate data may adversely affect our business. Through our sales and marketing activities, we collect and store certain personal information that our customers provide to purchase products or services, enroll in promotional programs, register on our website, or otherwise communicate and interact with us. We also gather and retain information about our associates in the normal course of business. We may share information about such persons with vendors that assist with certain aspects of our business. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems are entirely free from vulnerability to attack. Computer hackers may attempt to penetrate our networks or our vendors’ network security and, if successful, misappropriate confidential customer or business information. In addition, a Company employee, contractor or other third party with whom we do business may attempt to circumvent our security measures in order to obtain such information or inadvertently cause a breach involving such information. Loss of customer or business information could disrupt our operations and expose us to claims from customers, financial institutions, payment card associations and other persons, which could have a material adverse effect on our business, financial condition and results of operations.

We cannot ensure systems and technology will be fully integrated or updated. We cannot ensure our systems and technology will be successfully updated. We have plans to continue to update the financial reporting platform as well as other technology and systems. We will be implementing ongoing upgrades over the next several years which is a complicated and difficult endeavor. Failure to successfully complete these upgrades could have an adverse impact on our business and results of operations. Over the last several years, we have partially integrated the systems of our Contract and Retail businesses. If we do not ultimately fully integrate our systems, it may constrain our ability to provide the level of service our customers demand which could thereby cause us to operate inefficiently. In addition, if we are unable to continually add software and hardware, effectively manage and upgrade our systems and network infrastructure, and develop disaster recovery plans, our business could be disrupted, thus subjecting us to liability and potentially harming our reputation. Any disruption to the Internet or our technology infrastructure, including a disruption affecting our Web sites and information systems, may cause a decline in our customer satisfaction, jeopardize accurate financial reporting, impact our sales volumes or result in increased costs.

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

Our investment in Boise Cascade Holdings, L.L.C. subjects us to the risks associated with the building products industry and the U.S. housing market. When we sold our paper, forest products and timberland assets, we purchased an equity interest in Boise Cascade Holdings, L.L.C. This continuing interest subjects us to market risks associated with the building products industry. This industry is subject to cyclical market pressures. Historical prices for products have been volatile, and industry participants have limited influence over the timing and extent of price changes. The relationship between supply and demand in this industry significantly affects product pricing. Demand for building products is driven mainly by factors such as new construction and remodeling rates, business and consumer credit availability, interest rates and weather. The recent falloff in U.S. housing starts has resulted in lower building products shipments and prices. The supply of building products fluctuates based on manufacturing capacity. Excess manufacturing capacity, both domestically and abroad, can result in significant variations in product prices. Our ability to realize the carrying value of our equity interest in Boise Cascade Holdings, L.L.C. is dependent upon many factors, including the operating performance of Boise Cascade, L.L.C. and other market factors that may not be specific to Boise Cascade Holdings, L.L.C. due in part to the fact that there is not a liquid market for our equity interest.

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

The majority of OfficeMax facilities are rented under operating leases. (For more information about our operating leases, see Note 8, “Leases,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.) Our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We constantly evaluate the real estate market to determine the best locations for new stores. We analyze our existing stores and markets on a case by case basis. We conduct regular reviews of our real estate portfolio to identify underperforming facilities, and close those facilities that are no longer strategically or economically viable, (For more information about facilities closures, see Note 2, “Facilities Closures Reserves, ” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.)

Our facilities by segment are presented in the following table.

Contract

As of the end of the year, Contract operated 38 distribution centers in 18 states, Puerto Rico, Canada, Australia and New Zealand. The following table sets forth the locations of these facilities.

Arizona	1	Maine	1	Texas	1
California	2	Maryland	1	Utah	1
Colorado	1	Michigan	1	Washington	1
Florida	1	Minnesota	1	Puerto Rico	1
Georgia	1	North Carolina	1	Canada	7
Hawaii	1	Ohio	1	Australia	8
Illinois	1	Pennsylvania	1	New Zealand	3
Kansas	1

Contract also operated 46 office products stores in Hawaii (2), Canada (24), Australia (3) and New Zealand (17) and four customer service and outbound telesales centers in Illinois (2), Oklahoma and Virginia.

Retail

As of the end of the year, Retail operated 978 stores in 47 states, Puerto Rico, the U.S. Virgin Islands and Mexico. The following table sets forth the locations of these facilities.

Alabama	11	Maine	1	Oregon	12
Alaska	3	Maryland	1	Pennsylvania	28
Arizona	43	Massachusetts	10	Rhode Island	1
Arkansas	2	Michigan	40	South Carolina	6
California	70	Minnesota	40	South Dakota	4
Colorado	29	Mississippi	5	Tennessee	18
Connecticut	3	Missouri	29	Texas	73
Florida	59	Montana	3	Utah	14
Georgia	30	Nebraska	10	Virginia	26
Hawaii	8	Nevada	14	Washington	19
Idaho	6	New Jersey	2	West Virginia	2
Illinois	59	New Mexico	9	Wisconsin	35
Indiana	14	New York	29	Wyoming	2
Iowa	9	North Carolina	27	Puerto Rico	13
Kansas	11	North Dakota	3	U.S. Virgin Islands	2
Kentucky	6	Ohio	52	Mexico(a)	82
Louisiana	2	Oklahoma	1

(a)	Locations operated by our 51%-owned joint venture in Mexico, Grupo OfficeMax.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are elected by the Board of Directors and hold office until a successor is chosen or qualified or until their earlier resignation or removal. The following lists our executive officers and gives a brief description of their business experience as of February 24, 2012:

Ravichandra K. Saligram, 55, was elected as Chief Executive Officer and President of the Company, as well as a director of the Company, on November 8, 2010. Until his election as Chief Executive Officer and President of the Company, Mr. Saligram had been Executive Vice President, ARAMARK Corporation (“ARAMARK”), a global professional services company, since November 2006, President, ARAMARK International since June 2003, and ARAMARK’S Chief Globalization Officer since June 2009. Mr. Saligram held the position of Senior Vice President, ARAMARK from November 2004 until November 2006. From 1994 until 2002, Mr. Saligram served in various capacities for the InterContinental Hotels Group, a global hospitality company, including as President of Brands & Franchise, North America; Chief Marketing Officer & Managing Director, Global Strategy; President, International; and President, Asia Pacific. Earlier in his career, Mr. Saligram held various general and brand management positions with S. C. Johnson & Son, Inc. in the United States and overseas. Since 2006, he has been a director of Church & Dwight Co., Inc., a consumer and specialty products company.

James Barr IV, 49, was first elected an officer of the Company on November 14, 2011. He has served as executive vice president and chief digital officer since that time. From March 2010 to November 2011, Mr. Barr served as chief executive officer of Barr & Associates, a provider of ecommerce consulting services. Prior to that, from January 2008 to March 2010, he served as president, online for Sears Holdings Corporation, a department store. In this position he held full P&L accountability for multi-channel strategy and online sites such as sears.com and kmart.com. From 1996 to 2008, Mr. Barr held various positions at Microsoft Corporation, a computer software company. He served as Microsoft Corporation’s general manager, e-commerce and marketplaces from 2001 to 2008. In that position he had full business responsibility and led the global business-to-consumer e-commerce strategy.

Bruce H. Besanko, 53, was first elected an officer of the Company in February 2009. Mr. Besanko has served as executive vice president and chief financial officer of the Company since that time, and as chief administrative officer since October 2009. Mr. Besanko previously served as executive vice president and chief financial officer of Circuit City Stores, Inc. (“Circuit City”), a leading specialty retailer of consumer electronics and related services, from July 2007 to February 2009. Prior to that, Mr. Besanko served as senior vice president, finance and chief financial officer for The Yankee Candle Company, Inc., a leading designer, manufacturer, wholesaler and retailer of premium scented candles, since April 2005. He also served as vice president, finance for Best Buy Co., Inc., a retailer of consumer electronics, home office products, entertainment software, appliances and related services, from 2002 to 2005. On November 10, 2008, Circuit City and several of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia. Circuit City’s Chapter 11 plan of liquidation was confirmed by the Bankruptcy Court on September 14, 2010. Pursuant to the plan of liquidation, Circuit City and its subsidiaries are liquidating their remaining assets.

Matthew R. Broad, 52, was first elected an officer of the Company in October 2004 and has served as executive vice president, general counsel since that time. Prior to that time Mr. Broad served as associate general counsel for Boise Cascade Corporation.

Michael J. Lewis, 61, was first elected an officer of the Company on May 2, 2011. Mr. Lewis has served as executive vice president and president of retail since that time. From 2010 until early 2011, Mr. Lewis served as global head of a Merchandising Center for Wal-Mart Stores, Inc. (“Wal-Mart”), an international mass-merchandise retailer, and was responsible for brand management and supply chain and supported all merchandising for Wal-Mart private brands in the grocery and personal care businesses. Prior to that, Mr. Lewis was President of Wal-Mart’s Midwest division from 2005 to 2010, with responsibility for more than 850 Wal-Mart stores and more than 250,000 associates. He also served as President of the Retail Division of Nash Finch Company, a national, wholesale food distributor, from 2003 to 2005. Prior to that, Mr. Lewis was the President of Conquest Management Corporation, an investment and management consulting firm specializing in growth strategies for major retail and consumer goods companies, from 1995 to 2003.

Deborah A. O’Connor, 49, was first elected an officer of the Company in July 2008. Since that time, Ms. O’Connor has been senior vice president, finance and chief accounting officer of the Company. Ms. O’Connor previously served as senior vice president and controller of the ServiceMaster Company, a company providing residential and commercial lawn care, landscape maintenance, termite and pest control, home warranty, cleaning and disaster restoration, furniture repair, and home inspection services, from December 1999 to December 2007.

Stephen B. Parsons, 47, was first elected an officer of the Company on July 25, 2011. He has served as executive vice president and chief human resources officer since that time. From February 2008 to July 2011, Mr. Parsons served as senior vice president, human resources and labor relations, of Rite Aid Corporation (“Rite Aid”), a retail drug store chain. In that role, he was responsible for all aspects of human resources and change management, serving 92,000 associates across more than 4,700 stores and 12 distribution centers. From June 2007 to February 2008 he served as group vice president, human resources for Rite Aid. From June 2005 until its acquisition by Rite Aid in June 2007, Mr. Parsons served as senior vice president, human resources, of Brooks Eckerd Pharmacy, North America’s fourth largest retail drug store chain prior to its acquisition by Rite Aid.

Reuben E. Slone, 49, was first elected an officer of the Company in November 2004 and has served as executive vice president, supply chain since that time and as general manager, services since October 2011. Previously, Mr. Slone served as vice president, global supply chain for Whirlpool Corporation, a home appliance manufacturer (“Whirlpool”), from 2003 to 2004, as vice president, North American region supply chain for Whirlpool from 2001 to 2003 and as vice president, eBusiness for Whirlpool from 2000 to 2001. Before joining Whirlpool, Mr. Slone held various executive positions with General Motors Company, a major automaker.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (the “Exchange”). The Exchange requires each listed company to make an annual report available to its shareholders. We are making this Form 10-K available to our shareholders in lieu of a separate annual report. The reported high and low sales prices for our common stock, as well as the frequency and amount of dividends paid on such stock, are included in Note 17, “Quarterly Results of Operations (unaudited),” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. Due to the challenging economic environment, and to conserve cash, we suspended our cash dividends in the fourth quarter of 2008. See the discussion of dividend payment limitations under the caption “Financing Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K. The approximate number of holders of our common stock, based upon actual record holders on February 10, 2012, was 11,875.

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

Stock Repurchases

Information concerning our stock repurchases during the three months ended December 31, 2011, is presented in the following table.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 25 – October 22	4,136	$4.89	—	—
October 23 – November 26	17,293	5.10	—	—
November 27 – December 31	966	4.46	—	—

Total	22,395	$5.03	—	—

(a)	All stock was withheld to satisfy minimum statutory tax withholding obligations upon vesting of restricted stock awards.

Performance Graph

The following graph compares the five-year cumulative total return (assuming dividend reinvestment) for the Standard & Poor’s SmallCap 600 Index, the Standard & Poor’s SmallCap 600 Specialty Retail Index and OfficeMax.

ANNUAL RETURN PERCENTAGE

Years Ending

Company\Index Name	Dec 07	Dec 08	Dec 09	Dec 10	Dec 11
OfficeMax Incorporated	–57.62	–62.75	82.26	32.60	-74.75
S&P SmallCap 600 Index	–0.30	–34.26	33.53	25.76	0.02
S&P 600 Specialty Retail Index	–37.54	–36.51	77.65	40.68	2.72

INDEXED RETURNS

Years Ending

Company\Index Name	Base Period Dec 06	Dec 07	Dec 08	Dec 09	Dec 10	Dec 11
OfficeMax Incorporated	$100	$42.38	$15.78	$28.77	$38.15	$9.63
S&P SmallCap 600 Index	100	99.70	65.54	87.52	110.07	110.09
S&P 600 Specialty Retail Index	100	62.46	39.65	70.44	99.10	101.80

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the years indicated and should be read in conjunction with the disclosures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

	2011(a)	2010(b)	2009(c)	2008(d)	2007(e)
	(millions, except per-share amounts)
Assets:
Current assets	$1,939	$2,014	$2,021	$1,855	$2,205
Property and equipment, net	365	397	422	491	581
Goodwill	—	—	—	—	1,217
Timber notes receivable	899	899	899	899	1,635
Other	866	769	728	929	646

Total assets	$4,069	$4,079	$4,070	$4,174	$6,284

Liabilities and shareholders’ equity:
Current liabilities	$1,013	$1,044	$1,092	$1,184	$1,371
Long-term debt, less current portion	229	270	275	290	349
Non-recourse debt	1,470	1,470	1,470	1,470	1,470
Other	756	645	702	918	783
Noncontrolling interest	32	49	28	22	32
OfficeMax shareholders’ equity—preferred stock	29	31	36	43	50
OfficeMax shareholders’ equity—other	540	570	467	247	2,229

Total liabilities and shareholders’ equity	$4,069	$4,079	$4,070	$4,174	$6,284

Net sales	$7,121	$7,150	$7,212	$8,267	$9,082

Net income (loss) attributable to OfficeMax and noncontrolling interest	$38	$74	$(1)	$(1,666)	$212
Joint venture results attributable to noncontrolling interest	(3)	(3)	2	8	(5)

Net income (loss) attributable to OfficeMax	$35	$71	$1	$(1,658)	$207
Preferred dividends	(2)	(2)	(3)	(4)	(4)

Net income (loss) available to OfficeMax common shareholders	$33	$69	$(2)	$(1,662)	$203

Basic net income (loss) per common share	$0.38	$0.81	$(0.03)	$(21.90)	$2.70
Diluted net income (loss) per common share	$0.38	$0.79	$(0.03)	$(21.90)	$2.66
Cash dividends declared per common share	$—	$—	$—	$0.45	$0.60

See notes on following page.

Notes to Selected Financial Data

The company’s fiscal year-end is the last Saturday in December. For our U.S. businesses, there were 53 weeks in 2011 and 52 weeks for all other years presented.

(a)	2011 included the following pre-tax items:

•	$11.2 million charge for impairment of fixed assets associated with certain of our Retail stores in the U.S.

•	$5.6 million charge for costs related to Retail store closures in the U.S.

•	$14.9 million charge for severance and other costs incurred in connection with various company reorganizations.

(b)	2010 included the following pre-tax items:

•	$11.0 million charge for impairment of fixed assets associated with certain of our Retail stores in the U.S.

•	$13.1 million charge for costs related to Retail store closures in the U.S., partially offset by a $0.6 million severance reserve adjustment.

•

$9.4 million favorable adjustment of a reserve associated with our legacy building materials manufacturing facility near Elma, Washington due to the sale of the facility’s equipment and the termination of the lease.

(c)	2009 included the following items:

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

(d)	2008 included the following pre-tax items:

•

$1,364.4 million charge for impairment of goodwill, trade names and fixed assets. Our minority partner’s share of this charge of $6.5 million is included in joint venture results attributable to noncontrolling interest.

•	$735.8 million charge for non-cash impairment of the timber installment note receivable due from Lehman Brothers Holdings, Inc. and $20.4 million of related interest expense.

•	$27.9 million charge for severance and costs associated with the termination of certain store and site leases.

•	$20.5 million gain related to the Company’s Boise Investment, primarily attributable to the sale of a majority interest in its paper and packaging and newsprint businesses.

(e)	2007 included the following items:

•	$32.4 million pre-tax income related to a paper agreement with affiliates of Boise Cascade Holdings, L.L.C. we entered into in connection with the Sale. This agreement was terminated in early 2008.

•	$1.1 million after-tax loss related to the sale of OfficeMax’s Contract operations in Mexico to Grupo OfficeMax, our 51%-owned joint venture.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains statements about our future financial performance. These statements are only predictions. Our actual results may differ materially from these predictions. In evaluating these statements, you should review “Item 1A. Risk Factors” of this Form 10-K, including “Cautionary and Forward-Looking Statements.”

Overall Summary

Sales for 2011 were $7,121.2 million, compared to $7,150.0 million for 2010, a decrease of 0.4%. Sales for 2011 benefitted from favorable foreign currency rate changes ($91 million) and from an extra week in fiscal year 2011 ($86 million) compared to fiscal year 2010. Fiscal year 2011 included 53 weeks for our U.S. businesses, while fiscal year 2010 included 52 weeks. After adjusting for the favorable foreign currency impact and the favorable impact of the extra week (“53rd week”), sales declined by 2.9% compared to 2010. Sales and gross profit margins declined in both our Contract and Retail segments. Consolidated gross profit margin decreased by 0.5% of sales (50 basis points) to 25.4% of sales in 2011 compared to 25.9% of sales in 2010, as lower customer margins and increased delivery and freight expense were partially offset by lower occupancy expenses. Operating expenses for 2011 increased compared to the prior year due to the impact of the extra week, the impact of foreign exchange rates and the impact of favorable settlements in 2010, but were benefitted by lower incentive compensation expense. We reported operating income of $86.5 million in 2011 compared to $146.5 million in 2010. The 53rd week added $8 million of operating income and $.06 of diluted earnings per share in 2011.

As noted in the discussion and analysis that follows, our operating results were impacted by a number of significant items in both years. These items included charges for asset impairments, store closures and severance, partially offset by income related to legacy items. If we eliminate these items, our adjusted operating income for 2011 was $118.2 million compared to an adjusted operating income of $160.6 million for 2010. The reported net income available to OfficeMax common shareholders was $32.8 million, or $0.38 per diluted share, in 2011 compared to a reported net loss available to OfficeMax common shareholders $68.6 million, or $0.79 per diluted share, in 2010. If we eliminate the impact of significant items from both years, adjusted net income available to OfficeMax common shareholders for 2011 was $53.3 million, or $0.61 per diluted share, compared to $77.3 million, or $0.89 per diluted share, for 2010.

Results of Operations, Consolidated

($ in millions)

	2011	2010	2009
Sales	$7,121.2	$7,150.0	$7,212.1
Gross profit	1,809.2	1,849.7	1,737.6
Operating, selling and general and administrative expenses	1,691.0	1,689.1	1,674.7
Asset impairments	11.2	11.0	17.6
Other operating expenses, net	20.5	3.1	49.3

Total operating expenses	1,722.7	1,703.2	1,741.6
Operating income (loss)	$86.5	$146.5	$(4.0)
Net income (loss) available to OfficeMax common shareholders	$32.8	$68.6	$(2.2)
Gross profit margin	25.4%	25.9%	24.1%
Operating, selling and general and administrative expenses
Percentage of sales	23.7%	23.7%	23.2%

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

	NON-GAAP RECONCILIATION FOR 2011(a)
	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(millions, except per-share amounts)
As reported	$86.5	$32.8	$0.38
Store asset impairment charge	11.2	6.8	0.08
Store closure and severance charges	20.5	13.6	0.16

As adjusted	$118.2	$53.3	$0.61

	NON-GAAP RECONCILIATION FOR 2010(a)
	Operating income (loss)	Net income (loss) available to OfficeMax common shareholders	Diluted income (loss) per common share
	(millions, except per-share amounts)
As reported	$146.5	$68.6	$0.79
Store asset impairment charge	11.0	6.7	0.08
Store closure charges and severance adjustments	12.5	7.8	0.09
Reserve adjustments related to legacy facility	(9.4)	(5.8)	(0.07)

As adjusted	$160.6	$77.3	$0.89

	NON-GAAP RECONCILIATION FOR 2009(a)
	Operating income (loss)	Net income (loss) available to OfficeMax common shareholders	Diluted income (loss) per common share
	(millions, except per-share amounts)
As reported	$(4.0)	$(2.2)	$(0.03)
Store asset impairment charge	17.6	10.0	0.12
Store closure and severance charges	49.3	30.0	0.39
Interest income from a legacy tax escrow	—	(2.7)	(0.04)
Boise Cascade Holdings, L.L.C. distribution	—	(1.6)	(0.02)
Release of income tax uncertainty reserve	—	(14.9)	(0.18)

As adjusted	$62.9	$18.6	$0.24

(a) Totals may not foot due to rounding.

These items are described in more detail in this Management’s Discussion and Analysis.

At the end of the 2011 fiscal year, we had $427.1 million in cash and cash equivalents and $633.2 million in available (unused) borrowing capacity under our revolving credit facilities. At year-end, we had outstanding recourse debt of $268.2 million (both current and long-term) and non-recourse obligations of $1,470.0 million related to the timber securitization notes. There is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged installment notes receivable and underlying guarantees. There were no borrowings on our revolving credit facilities in 2011.

The funded status of our pension plans declined in 2011. Our pension obligations exceeded the assets held in trust to fund them by $329.6 million at year-end 2011, a decrease in funded status of $149.4 million, compared to the $180.2 million under funding that existed at year-end 2010. This reduction in funded status was due to a decrease in the discount rate applied to the liability and weaker than anticipated returns on investments.

For full year 2011, operations provided $50.1 million of cash, while capital expenditures (including systems and infrastructure investments) and debt payments used $69.6 million and $6.1 million, respectively.

Outlook

Based on the current environment and our 2011 trends, we expect that total sales for the full year will be flat to slightly higher than 2011, including the favorable impact of foreign currency translation in 2012 and excluding the benefit of the 53rd week in 2011. Additionally, we expect that the adjusted operating income margin rate for the full year will be in line with the prior year.

We anticipate cash flow from operations in 2012 to be in line with or slightly higher than capital expenditures. We expect capital expenditures to be approximately $75 million to $100 million, primarily related to technology, ecommerce and infrastructure investments and upgrades as well as growth and profitability initiatives. We anticipate a net reduction in our retail store count for the year with up to thirty-five store closures and one to two store openings in U.S., as well as eight to nine store openings and one to two store closures in Mexico.

Operating Results

2011 Compared with 2010

Sales for 2011 decreased 0.4% to $7,121.2 million, compared to $7,150.0 million for 2010, and included the favorable impact of currency exchange rates relating to our international subsidiaries and the favorable impact of an extra week in fiscal year 2011 in our domestic subsidiaries. On a local currency basis, sales declined 1.7%. After adjusting for the favorable impact of foreign currency rates ($91 million) and the favorable impact of the extra week in U.S. operations ($86 million), sales declined by 2.9%. These declines are the result of the competitive environment for our products, lower sales in our existing Contract business, and weak store traffic in our Retail segment. The sales declines also included an unfavorable impact from inclement weather in the U.S. during the first quarter of 2011.

Gross profit margin decreased by 0.5% of sales (50 basis points) to 25.4% of sales in 2011 compared to 25.9% of sales in 2010, due to lower customer margins from more promotional activities, customer incentives and continued economic pressures on our consumers’ spending as well as increased delivery and freight expense from higher fuel costs and higher import duties associated with purchases in prior periods. These declines were partially offset by lower occupancy expenses. The extra week in U.S. operations resulted in a $28 million favorable impact to gross profit in 2011 compared to 2010.

Operating, selling and general and administrative expenses of 23.7% of sales in 2011 were flat as a percent of sales as compared to the prior year. These expenses as a percent of sales were flat in the Contract segment, and increased slightly in the Retail segment. For 2011, operating, selling and general and administrative expenses increased $1.9 million compared to the prior year due to the unfavorable impact of foreign exchange rates ($21 million), the unfavorable impact of the extra week in U.S. operations ($20 million) and the unfavorable impact of tax and legal settlements in 2010 ($14 million) that did not recur in 2011. These items were partially offset by lower incentive compensation expense ($45 million), as the Company did not meet its earnings targets under the incentive compensation plans for 2011. Favorable settlements in 2010 included $9 million of favorable sales/use tax settlements and adjustments through the year as well as a $5 million gain related to the resolution of a legal dispute.

As noted above, our results for 2011 include several significant items, as follows:

•

We recognized a non-cash impairment charge of $11.2 million associated with leasehold improvements and other assets at certain of our Retail stores in the U.S. After tax, this charge reduced net income available to OfficeMax common shareholders by $6.8 million, or $0.08 per diluted share.

•

We recorded $14.9 million of severance charges ($13.9 million in Contract, $0.3 million in Retail and $0.7 million in Corporate) related primarily to reorganizations in Canada, Australia, New Zealand, and the U.S. sales and supply chain organizations. In addition, we recorded $5.6 million of charges in our Retail segment related to store closures in the U.S. After tax, the cumulative effect of these items reduced net income by $13.6 million or $0.16 per diluted share.

Interest income was $44.0 million and $42.6 million for 2011 and 2010, respectively. The increase was due primarily to increases in cash balances and interest rates in our international businesses. Interest expense was $73.1 million and $73.3 million in 2011 and 2010, respectively.

For 2011, we recognized income tax expense of $19.5 million on pre-tax income of $57.6 million (an effective tax expense rate of 33.9%) compared to income tax expense of $41.9 million on pre-tax income of $115.7 million (an effective tax expense rate of 36.2%) for 2010. The effective tax rate in both years was impacted by the effects of state income taxes, income items not subject to tax, non-deductible expenses and the mix of domestic and foreign sources of income. In 2011, the Company recorded an increase ($10.8 million) to the valuation allowances relating to several state net operating losses. This negative impact was offset by other one time favorable rate changes and other items related to nondeductible permanent items.

We reported net income attributable to OfficeMax and noncontrolling interest of $38.1 million for 2011. After adjusting for joint venture earnings attributable to noncontrolling interest and preferred dividends, we reported net income available to OfficeMax common shareholders of $32.8 million, or $0.38 per diluted share. Adjusted net income available to OfficeMax common shareholders, as discussed above, was $53.3 million, or $0.61 per diluted share, for 2011 compared to $77.3 million, or $0.89 per diluted share, for 2010.

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

In addition, our results for 2009 include several significant items, as follows:

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

Management evaluates the segments’ performances using segment income (loss) which is based on operating income (loss) after eliminating the effect of certain operating items that are not indicative of our core operations such as severances, facility closures and adjustments, and asset impairments. These certain operating items are reported on the asset impairments and the other operating expenses lines in the Consolidated Statements of Operations.

Contract

($ in millions)

	2011	2010	2009
Sales	$3,624.1	$3,634.2	$3,656.7
Gross profit	809.5	827.0	762.4
Gross profit margin	22.3%	22.8%	20.8%
Operating, selling and general and administrative expenses	731.8	732.7	704.4
Percentage of sales	20.2%	20.2%	19.2%

Segment income	$77.7	$94.3	$58.0
Percentage of sales	2.1%	2.6%	1.6%
Sales by Product Line
Office supplies and paper	$2,076.0	$2,086.6	$2,138.5
Technology products	1,142.2	1,185.5	1,174.0
Office furniture	405.9	362.1	344.2
Sales by Geography
United States	$2,449.3	$2,482.5	$2,583.1
International	1,174.8	1,151.7	1,073.6
Sales Growth	(0.3)%	(0.6)%	(15.2)%

2011 Compared with 2010

Contract segment sales for 2011 decreased 0.3% (2.6% in local currencies) to $3,624.1 million from $3,634.2 million for 2010, and included the favorable impact of currency exchange rates relating to our international subsidiaries and the favorable impact of an extra week in fiscal year 2011 in our domestic subsidiaries. After adjusting for the favorable impact of foreign currency rates ($84 million) and the favorable impact of the extra week ($35 million), sales declined by 3.5%. U.S. Contract sales for 2011 declined 1.3% compared to 2010 (2.7% after adjusting for the impact of the extra week) due to a continued, highly competitive environment in the U.S. A decline in sales to existing customers, including a significant decrease in sales to the U.S. federal government, was partially offset by increased favorable impact of sales to newly acquired customers outpacing the reduction in sales due to lost customers. Fourth quarter of 2011 results trended favorably as the decline in sales to existing customers for the fourth quarter was lower than that for the third quarter and sales to newly acquired customers outpaced the reduction in sales due to lost customers. U.S. Contract sales trended positive by 0.2 % for the fourteen week period ended December 31, 2011 compared to the same fourteen week period in 2010. International sales for 2011 increased 2.0%, but declined 5.3% on a local currency basis. The declines are the result of decreased sales to existing customers and several large customers that were not retained in both Canada and Australia.

Contract segment gross profit margin decreased 0.5% of sales (50 basis points) to 22.3% of sales for 2011 compared to 22.8% of sales for the previous year. The decrease in gross profit margins occurred both in the U.S. and internationally. U.S. gross profit margins decreased due to lower customer margins and increased freight and delivery expenses from higher fuel costs, which were partially offset by lower occupancy expenses. The continued highly competitive U.S. market has resulted in downward pressure on customer margins. The extra week in U.S. operations resulted in a $7 million favorable impact to gross profit in 2011 compared to 2010. International margin declines resulted from lower customer margins due to increased competitive market conditions in Canada, and higher freight expense from higher fuel costs, which were partially offset by lower inventory shrink expense and lower occupancy expense.

Contract segment operating, selling and general and administrative expenses of 20.2% of sales for 2011 were flat to the prior year as lower incentive compensation expense was offset by the deleveraging of expenses from the lower sales and the unfavorable impact of sales/use tax settlements in 2010. Contract segment operating, selling and general and administrative expenses of $731.8 million in 2011 decreased $0.9 million from the prior year as the unfavorable impact of foreign currency rates ($20 million) and the unfavorable impact of the extra week ($7 million) were offset by lower incentive compensation expense ($20 million) and lower payroll and advertising expenses.

Contract segment income was $77.7 million, or 2.1% of sales, for 2011, compared to $94.3 million, or 2.6% of sales, for 2010. The decrease in segment income was primarily attributable to the decline in sales and the lower gross profit margin. The impact of the 53rd week was negligible on operating income.

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

Retail

($ in millions)

	2011	2010	2009
Sales	$3,497.1	$3,515.8	$3,555.4
Gross profit	999.7	1,022.7	975.2
Gross profit margin	28.6%	29.1%	27.4%
Operating, selling and general and administrative expenses	924.4	918.8	930.3
Percentage of sales	26.4%	26.1%	26.1%

Segment income	$75.3	$103.9	$44.9
Percentage of sales	2.2%	3.0%	1.3%
Sales by Product Line
Office supplies and paper	$1,489.8	$1,468.7	$1,446.9
Technology products	1,793.3	1,834.6	1,872.6
Office furniture	214.0	212.5	235.9
Sales by Geography
United States	$3,222.4	$3,287.5	$3,369.6
International	274.7	228.3	185.8
Sales Growth
Total sales growth	(0.5)%	(1.1)%	(10.2)%
Same-location sales growth	(1.5)%	(0.8)%	(11.0)%

2011 Compared with 2010

Retail segment sales for 2011 decreased by 0.5% (0.7% in local currencies) to $3,497.1 million from $3,515.8 million for 2010, and included the favorable impact of currency exchange rates relating to our Mexico subsidiary and the favorable impact of an extra week in fiscal year 2011 in our domestic subsidiaries. After adjusting for the favorable impact of foreign currency rates ($8 million) and the favorable impact of the extra week ($52 million), sales declined by 2.2%. The sales declines reflect challenging economic conditions and an increased promotional environment as well as significant decline in certain technology categories. Same-store sales declined by 1.5% in 2011, which included a U.S. same-store sales decline of 2.8%, partially offset by a 14.2% same-store sales increase in Mexico, on a local currency basis. The U.S. same-store sales decline reflected weaker back-to-school sales and continued weakness in store traffic, which was partially offset by slightly higher average ticket and a favorable holiday season. We ended 2011 with 978 stores. In the U.S., we closed twenty-two retail stores during 2011 and opened none, ending the year with 896 retail stores, while Grupo OfficeMax, our majority-owned joint venture in Mexico, opened five stores during 2011 and closed two, ending the year with 82 retail stores.

Retail segment gross profit margin decreased 0.5% of sales (50 basis points) to 28.6% of sales for 2011 compared to 29.1% of sales for 2010. The gross profit margin declines were the result of lower customer margins in Mexico, higher freight and delivery expense from increased fuel costs and higher inventory markdowns, which were partially offset by lower occupancy expenses. We had slightly higher customer margins in the U.S. reflecting the product-mix shift to supplies sales. Higher promotional activity resulted in increased sales but placed continued pressure on margins. The extra week in U.S. operations resulted in a $21 million favorable impact to gross profit in 2011 compared to 2010.

Retail segment operating, selling and general and administrative expenses increased 0.3% of sales to 26.4% of sales for 2011 from 26.1% of sales for 2010 as lower incentive compensation expense was more than offset by the deleveraging impact of the lower sales and the unfavorable impact of sales/use tax and legal settlements in

2010. Retail segment operating, selling and general and administrative expenses of $924.4 million in 2011 increased $5.6 million from the prior year as the unfavorable impact of the extra week ($13 million), the unfavorable impact of sales/use tax and legal settlements in 2010 ($12 million) and the unfavorable impact of foreign currency rates ($1 million) were partially offset by lower incentive compensation expense ($23 million). In addition, lower advertising expenses and lower store fixture and equipment-related costs were more than offset by higher overhead associated with our profitability initiatives.

Retail segment income was $75.3 million, or 2.2% of sales, for 2011, compared to $103.9 million, or 3.0% of sales, for 2010. The decrease in segment income was primarily attributable to the sales decline, the lower gross profit margins and the increased operating expenses as noted above which was partially offset by continued improvement in our Mexican joint venture’s earnings. There was $8 million of segment income resulting from the 53rd week.

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

Retail segment operating, selling and general and administrative expenses of 26.1% of sales for 2010 were flat compared to 2009. Fiscal 2010 benefited from favorable trends in workers compensation and medical benefit expenses, sales/use tax and legal settlements as well as reduced payroll expenses due to closed stores and store staffing reductions. These benefits were offset by increased expenses resulting from our print-for-pay and new channel growth initiatives and the impact of property tax and other settlements in 2009.

Retail segment income was $103.9 million, or 3.0% of sales, for 2010, compared to $44.9 million, or 1.3% of sales, for 2009. The increase in segment income was primarily attributable to the improved gross profit margins as noted above and significant improvement in our Mexican joint venture’s earnings, which was partially offset by the increased costs from our long-term growth initiatives.

Corporate and Other

Corporate and Other expenses were $35.5 million, $28.2 million and $40.7 million for 2011, 2010 and 2009, respectively. These expenses were lower in 2010 as there was $9.4 million of income associated with our legacy building materials manufacturing facility near Elma, Washington. In addition, the benefit of lower incentive compensation expense ($3 million) was offset by increased pension expense in 2011 compared to 2010, while pension expense was lower in 2010 than 2009.

Liquidity and Capital Resources

At the end of fiscal year 2011, the total liquidity available for OfficeMax was $1,060.3 million. This includes cash and cash equivalents of $427.1 million, including $126.2 million in foreign cash balances, and borrowing availability of $633.2 million. The borrowing availability included $580.3 million from our credit agreement associated with the Company and certain of our subsidiaries in the U.S., Puerto Rico and Canada and $52.9 million from our credit agreement associated with our subsidiaries in Australia and New Zealand. At the end of fiscal year 2011, the Company was in compliance with all covenants under the two credit agreements. The credit agreement associated with the Company and certain of our subsidiaries in the U.S., Puerto Rico and Canada expires on October 7, 2016 and the credit agreement associated with our subsidiaries in Australia and New Zealand expires on March 15, 2013. At the end of fiscal year 2011, we had $268.2 million of short-term and long-term recourse debt and $1,470.0 million of non-recourse timber securitization notes outstanding.

Under certain circumstances there are restrictions on our ability to repatriate certain amounts of foreign cash balances. If the Company chose to repatriate certain unrestricted foreign cash balances, it could result in a repatriation provision of approximately $2.5 million in excess of the amount already accrued and $4.0 million in cash taxes due.

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

Operating Activities

Our operating activities provided cash of $53.7 million in 2011 compared to $88.1 million in 2010. Cash from operations for 2011 was lower than the prior year primarily reflecting a lower level of earnings and $13.5 million of net tax payments in 2011 (international and state payments) versus net tax refunds of $5.0 million in 2010. Changes in accounts payable and accrued liabilities includes an unfavorable impact from paying the 2010 incentive compensation accrual in 2011 and recording a significantly reduced accrual for 2011 incentive compensation expense. This change was offset by reduced legal and advertising payments in 2011.

Total company inventory decreased slightly year over year, primarily due to a decrease in international inventory. In addition to the changes discussed above, accounts payable and accrued liabilities also reflected a reduction in accounts payable from the timing and mix of purchases. Accounts receivable at the end of 2011 was higher in our domestic businesses, primarily attributable to higher vendor receivables from increased vendor-supported promotional activity, and increased customer receivables from a shift in the timing of sales.

Our operating activities generated cash of $88.1 million in 2010. Cash from operations in 2010 was net of $44.4 million of payments of loans on company-owned life insurance policies (“COLI policies”) as well as $72.4 million of increased working capital primarily from larger holdings of our international inventories and the timing of repayments and obligations.

Cash from operations in 2011 and 2010 included the impact of approximately $55 million and $58 million, respectively, of incentive compensation payments made associated with the achievement of incentive plan performance targets for 2010 and 2009, respectively. The Company accrued a minimal amount of incentive compensation in 2011, as performance targets were generally not achieved. Therefore, 2012 incentive compensation payments will be minimal.

We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees, primarily in Contract. Pension expense was $10.9 million, $7.3 million and $14.1 million for the years ended December 31, 2011, December 25, 2010 and December 26, 2009, respectively. In 2011, 2010 and 2009, we made cash contributions to our pension plans totaling $3.3 million, $3.4 million and $6.8 million, respectively. In 2009, we also contributed 8.3 million shares of OfficeMax common stock to our qualified pension plans. The estimated minimum required funding contribution in 2012 is $28.5 million and the expense is projected to be $3.3 million compared to expense of $10.9 million in 2011. In addition, we may elect to make additional voluntary contributions. See “Critical Accounting Estimates” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

Investing Activities

In 2011, capital spending of $69.6 million consisted of system improvements relating to our growth initiatives, overall software enhancements and infrastructure improvements, as well as spending on new stores in Mexico. In 2010, capital spending of $93.5 million consisted of technology enhancements including an upgrade to our financial systems platform and improvements in the telephony software and hardware used by our call centers. We also invested in leasehold improvements. This spending was partially offset by proceeds from the sale of assets associated with closed facilities. Details of the capital investment by segment are included in the following table:

	Capital Investment
	2011	2010	2009
	(millions)
Contract	$26.0	$61.2	$18.0
Retail	35.8	32.3	20.3
Corporate and Other	7.8	—	—

Total	$69.6	$93.5	$38.3

We expect our capital investments in 2012 to be approximately $100 million. Our capital spending in 2012 will be primarily for maintenance and investment in our systems, infrastructure and growth and profitability initiatives.

Financing Activities

Our financing activities used cash of $18.0 million in 2011, $28.5 million in 2010 and $60.6 million in 2009. Preferred dividend payments totaled $3.3 million in 2011, $2.7 million in 2010 and $3.1 million in 2009. No dividends were paid on our common stock in 2011, 2010 or 2009, as our quarterly cash dividend on our common stock was suspended in December 2008 due to the challenging economic environment and to conserve cash. We had net debt payments of $6.1 million, $22.5 million and $57.7 million in 2011, 2010 and 2009, respectively.

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

Credit Agreements

On October 7, 2011, we entered into a Second Amended and Restated Loan and Security Agreement (the “North American Credit Agreement”) with a group of banks. The North American Credit Agreement amended both our existing credit agreement that we are party to along with certain of our subsidiaries in the U.S. (the “U.S. Credit Agreement”) and our existing credit agreement to which our subsidiary in Canada is a party (the “Canadian Credit Agreement”) and consolidated them into a single credit agreement. The North American Credit Agreement permits us to borrow up to a maximum of $650 million, (U.S. dollars) of which $50 million is allocated to our Canadian subsidiary, and $600 million is allocated to the Company and its other participating U.S. subsidiaries, subject to a borrowing base calculation that limits availability to a percentage of eligible trade and credit card receivables plus a percentage of the value of eligible inventory less certain reserves. The North American Credit Agreement may be increased (up to a maximum of $850 million) at our request and the approval of the lenders participating in the increase, or may be reduced from time to time at our request, in each case according to the terms detailed in the North American Credit Agreement. Letters of credit, which may be issued under the North American Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. Stand-by letters of credit issued under the North American Credit Agreement totaled $51.9 million at the end of fiscal year 2011. At the end of fiscal year 2011, the maximum aggregate borrowing amount available under the North American Credit Agreement was $632.2 million and availability under the North American Credit Agreement totaled $580.3 million. At the end of fiscal year 2011, we were in compliance with all covenants under the North American Credit Agreement. The North American Credit Agreement expires on October 7, 2016 and allows the payment of dividends, subject to availability restrictions and if no default has occurred.

Borrowings under the U.S. Credit Agreement were subject to interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Margins were applied to the applicable borrowing rates and letter of credit fees under the U.S. Credit Agreement depending on the level of average availability. Fees on letters of credit issued under the U.S. Credit Agreement were charged at a weighted average rate of 0.875%. The Company was also charged an unused line fee of 0.25% under the U.S. Credit Agreement on the amount by which the maximum available credit exceeded the average daily outstanding borrowings and letters of credit.

Borrowings under the North American Credit Agreement are subject to interest at rates based on either the prime rate, the federal funds rate, LIBOR or the Canadian Dealer Offered Rate. An additional percentage, which varies depending on the level of average borrowing availability, is added to the applicable rates. Fees on letters of credit issued under the North American Credit Agreement are charged at rates between 1.25% and 2.25% depending on the type of letter of credit (i.e., stand-by or commercial) and the level of average borrowing availability. The Company is also charged an unused line fee of between 0.375% and 0.5% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit. The fees on letters of credit were 1.75% and the unused line fee was 0.5% at December 31, 2011.

On March 15, 2010, the Company’s five wholly-owned subsidiaries based in Australia and New Zealand entered into a Facility Agreement (the “Australia/New Zealand Credit Agreement”) with a financial institution based in those countries. The Australia/New Zealand Credit Agreement permits the subsidiaries in Australia and New Zealand to borrow up to a maximum of A$80 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of certain owned properties, less certain reserves. There were no borrowings outstanding under the facility at the end of fiscal year 2011, and there were no borrowings outstanding under this facility during 2011 or 2010. The maximum aggregate borrowing amount available under the Australia/New Zealand Credit Agreement was $52.9 million (A$52.1 million) at the end of fiscal year 2011. At the end of fiscal year 2011, the subsidiaries in Australia and New Zealand were in compliance with all covenants under the Australia/New Zealand Credit Agreement. The Australia/New Zealand Credit Agreement expires on March 15, 2013.

In October 2004, we sold our timberland assets in exchange for $15 million in cash plus credit-enhanced timber installment notes in the amount of $1,635 million (the “Installment Notes”). The Installment Notes were issued by single-member limited liability companies formed by affiliates of Boise Cascade, L.L.C (the “Note Issuers”). In order to support the Installment Notes, the Note Issuers transferred $1,635 million in cash to Lehman and Wachovia Corporation (“Wachovia”) ($817.5 million to each of Lehman and Wachovia) who issued collateral notes to the Note Issuers and guaranteed the Installment Notes. In December 2004, we completed a securitization transaction in which the Company’s interests in the Installment Notes and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries. The subsidiaries pledged the Installment Notes and related guarantees and issued securitized notes (the “Securitization Notes”) in the amount of $1,470 million. Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty. As a result, there is no recourse against OfficeMax, and the Securitization Notes have been reported as non-recourse debt in our Consolidated Balance Sheets.

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

Measuring impairment of a loan requires judgment and estimates, and the eventual outcome may differ from our estimate by a material amount. The Lehman Guaranteed Installment Note has been pledged as collateral for the related Securitization Notes, and therefore it may not freely be transferred to any party other than the Indenture Trustee. Accordingly, the ultimate amount to be realized on the Lehman Guaranteed Installment Note depends on the proceeds from the Lehman bankruptcy estate. Lehman’s disclosure statement on its Chapter 11 Plan (the “Disclosure Statement”) was confirmed by the United States Bankruptcy Court for the Southern District of New York on December 6, 2011. The Disclosure Statement provides a range of estimated recoveries for various classes of unsecured creditors of Lehman. Pursuant to a stipulation entered into on October 7, 2011 and approved by the bankruptcy court on December 14, 2011, the claim of the Securitization Note holders through the Note Issuers will be treated as a class 3 senior unsecured claim (estimated to recover at a rate of approximately 21.1% under the Chapter 11 Plan) rather than falling into any other class of guarantee claims (estimated to recover at a rate of approximately 11%-13% depending on the class under the Chapter 11 Plan). Due to this categorization, provisions of the stipulation that make certain funds unavailable to the claim that would otherwise be available to class 3 senior unsecured claimants, the status of the bankruptcy proceedings, and based on information in the Disclosure Statement, it appears that Securitization Note holders may recover at a potential rate within the range of 17% to 20%. However, uncertainties exist as to the actual recovery that will ultimately be received on the claim. The disposition of a related claim of the Securitization Note holders through us on the guaranty may result in an additional recovery and the funds available for claimants will depend on Lehman’s ongoing claims resolution process, the establishment of reserves for unresolved claims, and the value of the assets Lehman is able to liquidate. Due to these uncertainties and other factors, we have not increased our assumed recovery rate or the carrying value of the Lehman Guaranteed Installment Note. We expect that an initial distribution may be made on the Securitization Note holders’ claim as early as March 30, 2012. Further distributions are expected to occur over a several-year period. Going forward, we intend to adjust the carrying value of the Lehman Guaranteed Installment Note as further information regarding our share of the proceeds, if any, from the Lehman bankruptcy estate becomes available.

Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty, and any proceeds we receive from the bankruptcy will be distributed to the Securitization Note holders. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been extinguished. The liability will be extinguished when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders. We expect that this will occur when the remaining guaranty claim of the Securitization Note holders in the bankruptcy is resolved and as the Lehman assets are in the process of distribution. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman ($735.0 million at December 31, 2011) and the carrying value of the Lehman Guaranteed Installment Note ($81.8 million at December 31, 2011) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

Any discussion of the Lehman bankruptcy in this document is strictly based on factual observations from the bankruptcy cases and should not be interpreted as constituting legal analysis of or admission as to the ultimate allowances of our claim based on the Lehman Guaranteed Installment Note or any Note Issuers’ claim based on Collateral Notes, or the interplay thereof.

At the time of the sale of our timberland assets in 2004, we generated a significant tax gain. As the timber installment notes structure allowed the Company to defer the resulting tax liability until 2020 ($529 million at December 31, 2011), the maturity date for the Installment Notes, we recognized a deferred tax liability related to this gain in connection with the sale. The recognition of the Lehman portion of the tax gain will be triggered when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders . In estimating the cash taxes, we will consider our available alternative minimum tax credits, to reduce the net tax payments.

Through December 31, 2011, we have received all payments due under the Installment Notes guaranteed by Wachovia (the “Wachovia Guaranteed Installment Notes”), which have consisted only of interest due on the notes, and have made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Notes are current, and we have no reason to believe that we will not collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Notes, the notes are stated in our Consolidated Balance Sheet at their original principal amount of $817.5 million. Wachovia was acquired by Wells Fargo & Company in a stock transaction in 2008. An additional adverse impact on our financial results presentation could occur if Wells Fargo became unable to perform its obligations under the Wachovia Guaranteed Installment Notes, thereby resulting in a significant impairment impact.

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

Other

We made capital contributions to Grupo OfficeMax, commensurate with our ownership percentage in the joint venture of $6.0 million in 2009. We made no capital contributions to Grupo OfficeMax during 2011 or 2010.

Contractual Obligations

In the following table, we set forth our contractual obligations as of December 31, 2011. Some of the figures included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
	2012	2013-2014	2015-2016	Thereafter	Total
	(millions)
Recourse debt	$38.9	$5.6	$20.2	$204.0	$268.7
Interest payments on recourse debt	16.3	29.0	27.9	111.9	185.1
Non-recourse debt	—	—	—	1,470.0	1,470.0
Interest payments on non-recourse debt	39.8	79.7	79.7	119.5	318.7
Operating leases	343.0	530.6	314.8	232.6	1,421.0
Purchase obligations	35.7	9.1	2.1	—	46.9
Pension obligations (estimated payments)	28.5	120.6	102.8	56.6	308.5

Total	$502.2	$774.6	$547.5	$2,194.6	$4,018.9

Debt includes amounts owed on our note agreements, revenue bonds and credit agreements assuming the debt is held to maturity. The amounts above include both current and non-current liabilities. Not included in the table above are contingent payments for uncertain tax positions of $21.2 million. These amounts are not included due to our inability to predict the timing of settlement of these amounts. The “Expected Payments” table under the caption “Financial Instruments” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations presents principal cash flows and related weighted average interest rates by expected maturity dates. For more information, see Note 10, “Debt,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in this form 10-K.

There is no recourse against OfficeMax on the Securitization Notes as recourse is limited to proceeds from the applicable pledged Installment Notes receivable and underlying guarantees. The non-recourse debt remains outstanding until it is legally extinguished, which will be when the Installment Notes and related guaranties are transferred to and accepted by the securitized note holders. For the Lehman Guaranteed Installment Note, we expect that this will occur when the remaining guaranty claim of the Securitization Note holders in the bankruptcy is resolved and as the Lehman assets are in the process of distribution. Interest payments on non-recourse debt will be completely offset by interest income received on the Installment Notes.

We enter into operating leases in the normal course of business. We lease our retail store space as well as certain other property and equipment under operating leases. Some of our retail store leases require percentage rentals on sales above specified minimums and contain escalation clauses. The minimum lease payments shown in the table above do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. As a result of purchase accounting from the 2004 acquisition of the U.S. retail business, we recorded an asset relating to store leases with terms below market value and a liability for store leases with terms above market value. The asset will be amortized through 2027 while the liability will be amortized through 2012. Since the acquisition date, the net amortization of these items has reduced rent expense by approximately $7 million per year. Beginning in 2013, the amortization of the asset will result in additional rent expense of approximately $4 million per year. For more information, see Note 8, “Leases,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K. Lease obligations for closed facilities are included in operating leases and a liability equal to the fair value of these obligations is included in the Company’s Consolidated Balance Sheets. For more information, see Note 2, “Facility Closure Reserves,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Our Consolidated Balance Sheet as of December 31, 2011 includes $393.3 million of long-term liabilities associated with our retirement and benefit and other compensation plans and $362.4 million of other long-term liabilities. Certain of these amounts have been excluded from the above table as either the amounts are fully or partially funded, or the timing and/or the amount of any cash payment is uncertain. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, future compensation costs, healthcare cost trends, benefit payment patterns and other factors. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported. Pension obligations in the table above represent the estimated, minimum contributions required per IRS funding rules.

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of 2011, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $27.6 million. The decrease in the estimated purchase price from the prior year is attributable to lower market multiples for similar companies as of the measurement date. As the estimated purchase price was less than the carrying value of the noncontrolling interest as of the end of the year, the Company reduced the noncontrolling interest to the carrying value, with the offset recorded to additional paid-in capital. There is no impairment relating to the assets of the joint venture as the estimated future cash flows support the overall carrying value of its assets.

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

Disclosures of Financial Market Risks

Financial Instruments

Our debt is predominantly fixed-rate. At December 31, 2011, the estimated current fair value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $557 million less than the amount of debt reported in the Consolidated Balance Sheets. As previously discussed, there is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged Installment Notes receivable and underlying guarantees. The debt and receivables related to the timber notes have fixed interest rates and are reflected in the tables below, along with the carry amounts and estimated fair values.

The estimated fair values of our other financial instruments, including cash and cash equivalents and receivables are the same as their carrying values. Concentration of credit risks with respect to trade receivables is limited due to the wide variety of vendors, customers and channels to and through which our products are sourced and sold, as well as their dispersion across many geographic areas. In the fourth quarter of 2011, we became aware of financial difficulties at one of our large Contract customers. We granted the customer extended payment terms and in exchange are requesting a security interest in their assets and are implementing creditor oversight provisions. The receivable from this customer was $27 million at December 31, 2011, and substantially all of that balance has been collected to date. Based on our ongoing sales to this customer, we continue to carry similar receivable balances, which we monitor closely.

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

During 2011, we entered into forward contracts in order to hedge our foreign currency exchange rate exposure related to purchases of paper by our Canadian subsidiary in accordance with a paper supply contract with Boise White Paper, L.L.C. (“Boise Paper”). Under the paper supply contract, our subsidiary is obligated to purchase virtually of all its requirements for office paper from Boise Paper or its successor until December 2012, at prices approximating market levels. In accordance with the paper supply contract, the purchase price in Canadian dollars is indexed to the U.S. dollar up until the first business day of the month in which the purchase is made. These forward contracts qualify as foreign currency cash flow hedges. The Company has determined the hedges to be effective but does not anticipate entering any new transactions. The fair value associated with these hedges is not material to our financial statements.

We were not a party to any material derivative financial instruments in 2011 or 2010.

The following tables provide information about our financial instruments outstanding at December 31, 2011 that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rates, the table sets forth payout amounts based on rates as of December 31, 2011 and does not attempt to project future rates. The following table does not include our obligations for pension plans and other post retirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax employees. As our plans were frozen in 2003, our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits. However, the pension plan obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension plan participants’ increased life expectancies. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include OfficeMax common stock, U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels.

	Expected Payments
	(millions)
	2012	2013	2014	2015	2016	Thereafter	Total
Recourse debt:
Fixed-rate debt payments	$35.4	$0.4	$0.2	$0.1	$20.1	$204.0	$260.2
Weighted average interest rates	7.9%	7.2%	5.4%	3.8%	7.3%	6.3%	6.6%
Variable-rate debt payments	$3.5	$3.5	$1.5	$—	$—	$—	$8.5
Weighted average interest rates	7.3%	7.3%	7.9%				7.4%
Non-recourse debt:
Securitization Notes
Wachovia(a)	$—	$—	$—	$—	$—	$735.0	$735.0
Average interest rates						5.4%	5.4%
Lehman(a)	$—	$—	$—	$—	$—	$735.0	$735.0
Average interest rates						5.5%	5.5%

(a)	There is no recourse against OfficeMax on the Securitization Notes as recourse is limited to proceeds from the applicable pledged Installment Notes receivable and underlying guarantees. The debt remains outstanding until it is legally extinguished, which will be when the Installment Note and guaranty are transferred to and accepted by the securitized note holders.

	2011		2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Financial assets:
Timber notes receivable
Wachovia	$817.5	$943.7	$817.5	$888.3
Lehman	81.8	81.8	81.8	81.8
Financial liabilities:
Recourse debt	$268.2	$240.8	$275.0	$255.5
Non-recourse debt
Wachovia	$735.0	$858.8	$735.0	$811.1
Lehman	735.0	81.8	735.0	81.8

Asset Impairments

We are required for accounting purposes to assess the carrying value of other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred. No impairment was recorded related to other intangible assets in 2011, 2010 or 2009.

For other long lived assets, we are also required to assess the carrying value when circumstances indicate that a decline in value may have occurred. Based on the operating performance of certain of our Retail stores due to the macroeconomic factors and market specific change in expected demographics, we determined that there were indicators of potential impairment relating to our Retail stores in 2011, 2010 and 2009. Therefore, we performed the required impairment tests and recorded non-cash charges of $11.2, $11.0 and $17.6 million, respectively, to impair long-lived assets pertaining to certain Retail stores.

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

During 2011 we recorded charges of $5.6 million in our Retail segment related to the closing of six underperforming domestic stores prior to the end of their lease term, of which $5.4 million was related to the lease liability and $0.2 million was related to asset impairments. In 2010, we recorded charges of $13.1 million in our Retail segment related to facility closures, of which $11.7 million was related to the lease liability and other costs associated with closing eight domestic stores prior to the end of their lease terms, and $1.4 million was related to other items. In 2009, we recorded charges of $31.2 million related to the closing of 21 underperforming stores prior to the end of their lease terms, of which 16 were in the U.S. and five were in Mexico.

At December 31, 2011, the facility closure reserve was $49.1 million with $10.6 million included in current liabilities, and $38.5 million included in long-term liabilities. The vast majority of the reserve represents future lease obligations of $102.0 million, net of anticipated sublease income of approximately $52.9 million. Cash payments relating to the facility closures were $22.3 million in both 2011 and 2010 and $24.6 million in 2009. We anticipate future annual payments to be similar in amount.

In addition, we were the lessee of a legacy, building materials manufacturing facility near Elma, Washington until the end of 2010. During 2006, we ceased operations at the facility, fully impaired the assets and recorded a reserve, which is separate from the facility closure reserve above, for the related lease payments and other contract termination and closure costs. During 2010, we sold the facility’s equipment and terminated the lease. As a result, we recorded pre-tax income of approximately $9.4 million to adjust the associated reserve. This income is reported in other operating expense, net in our Consolidated Statements of Operations.

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

Pensions and Other Postretirement Benefits

The Company sponsors noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees, primarily in Contract. The Company also sponsors various retiree medical benefit plans. At December 31, 2011, the funded status of our defined benefit pension and other postretirement benefit plans was a liability of $351.8 million. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported. We are required to calculate our pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term asset return assumption. We base our discount rate assumption on the rates of return for a theoretical portfolio of high-grade corporate bonds (rated Aa1 or better) with cash flows that generally match our expected benefit payments in future years. We base our long-term asset return assumption on the average rate of earnings expected on invested funds. We believe that the accounting estimate related to pensions is a critical accounting estimate because it is highly susceptible to change from period to period, based on the performance of plan assets, actuarial valuations and changes in interest rates, and the effect on our financial position and results of operations could be material.

For 2012, our discount rate assumption used in the measurement of our net periodic benefit cost is 4.93%, and our expected return on plan assets is 8.2%. Using these assumptions, our 2012 pension expense will be approximately $3.3 million. If we were to decrease our estimated discount rate assumption used in the measurement of our net periodic benefit cost to 4.68% and our expected return on plan assets to 7.95%, our 2012 pension expense would be approximately $5.7 million. If we were to increase our discount rate assumption used in the measurement of our net periodic benefit cost to 5.18% and our expected return on plan assets to 8.45%, our 2012 pension expense would be approximately $0.8 million.

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

Facility Closure Reserves

The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically beneficial. A liability for the cost associated with such a closure is recorded at its fair value in the period in which it is incurred, primarily the location’s cease-use date. These costs are included in facility closure reserves and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. At December 31, 2011, the vast majority of the reserve represents future lease obligations of $102.0 million, net of anticipated sublease income of approximately $52.9 million. For each closed location, we estimate future sublease income based on current real estate trends by market and location-specific factors, including the age and quality of the location, as well as our historical experience with similar locations. If we had used different assumptions to estimate future sublease income our reserves would be different and the difference could be material. In addition, if actual sublease income is different than our estimates, adjustments to the recorded reserves may be required.

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

Indefinite-Lived Intangibles and Other Long-Lived Assets Impairment

Generally accepted accounting principles (“GAAP”) require us to assess intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. In assessing impairment, we are required to make estimates of the fair values of the assets. If we determine the fair values are less than the carrying amount recorded on our Consolidated Balance Sheets, we must recognize an impairment loss in our financial statements. We are also required to assess our long-lived assets for impairment whenever an indicator of possible impairment exists. In assessing impairment, the statement requires us to make estimates of the fair values of the assets. If we determine the fair values are less than the carrying values of the assets, we must recognize an impairment loss in our financial statements.

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

Recently Issued or Newly Adopted Accounting Standards

In June 2011, the FASB issued guidance which establishes disclosure requirements for other comprehensive income. The guidance requires the reporting of components of other comprehensive income and components of net income together as components of total comprehensive income, and is effective for periods beginning on or after December 15, 2011. The guidance requires retrospective application and earlier application is permitted. The adoption of this guidance affects the presentation of certain elements of the Company’s financial statements, but these changes in presentation will not have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the caption “Disclosures of Financial Market Risks” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
	(thousands, except per-share amounts)
Sales	$7,121,167	$7,150,007	$7,212,050
Cost of goods sold and occupancy costs	5,311,987	5,300,355	5,474,452

Gross profit	1,809,180	1,849,652	1,737,598
Operating expenses
Operating, selling, and general and administrative expenses	1,690,967	1,689,130	1,674,711
Asset impairments	11,197	10,979	17,612
Other operating expenses, net	20,530	3,077	49,263

Operating income (loss)	86,486	146,466	(3,988)
Interest expense	(73,136)	(73,333)	(76,363)
Interest income	44,000	42,635	47,270
Other income (expense), net	287	(32)	2,748

Pre-tax income (loss)	57,637	115,736	(30,333)
Income tax benefit (expense)	(19,517)	(41,872)	28,758

Net income (loss) attributable to OfficeMax and noncontrolling interest	38,120	73,864	(1,575)
Joint venture results attributable to noncontrolling interest	(3,226)	(2,709)	2,242

Net income attributable to OfficeMax	$34,894	$71,155	$667
Preferred dividends	(2,123)	(2,527)	(2,818)

Net income (loss) available to OfficeMax common shareholders	$32,771	$68,628	$(2,151)

Net income (loss) per common share
Basic	$0.38	$0.81	$(0.03)
Diluted	$0.38	$0.79	$(0.03)

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

	December 31, 2011	December 25, 2010
	(thousands)
ASSETS

Current assets:
Cash and cash equivalents	$427,111	$462,326
Receivables, net	558,635	546,885
Inventories	821,999	846,463
Deferred income taxes and receivables	63,382	99,613
Other current assets	67,847	58,999

Total current assets	1,938,974	2,014,286
Property and equipment:
Land and land improvements	40,245	41,317
Buildings and improvements	484,900	487,160
Machinery and equipment	783,492	818,081

Total property and equipment	1,308,637	1,346,558
Accumulated depreciation	(943,701)	(949,269)

Net property and equipment	364,936	397,289
Intangible assets, net	81,520	83,231
Investment in Boise Cascade Holdings, L.L.C.	175,000	175,000
Timber notes receivable	899,250	899,250
Deferred income taxes	370,439	284,529
Other non-current assets	239,156	225,344

Total assets	$4,069,275	$4,078,929

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

	December 31, 2011	December 25, 2010
	(thousands, except share and per-share amounts)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of debt	$38,867	$4,560
Accounts payable	654,918	686,106
Income tax payable	9,553	11,055
Accrued expenses and other current liabilities:
Compensation and benefits	101,516	145,911
Other	208,447	196,842

Total current liabilities	1,013,301	1,044,474
Long-term debt, less current portion	229,323	270,435
Non-recourse debt	1,470,000	1,470,000
Other long-term items:
Compensation and benefits obligations	393,293	250,756
Deferred gain on sale of assets	179,757	179,757
Other long-term liabilities	182,685	213,496
Noncontrolling interest in joint venture	31,923	49,246
Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 638,353 and 686,696 shares outstanding	28,726	30,901
Common stock—$2.50 par value; 200,000,000 shares authorized; 86,158,662 and 85,057,710 shares outstanding	215,397	212,644
Additional paid-in capital	1,015,374	986,579
Accumulated deficit	(500,843)	(533,606)
Accumulated other comprehensive loss	(189,661)	(95,753)

Total OfficeMax shareholders’ equity	568,993	600,765

Total liabilities and shareholders’ equity	$4,069,275	$4,078,929

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal year ended
	December 31, 2011	December 25, 2010	December 26, 2009
	(thousands)
Cash provided by operations:
Net income (loss) attributable to OfficeMax and noncontrolling interest	$38,120	$73,864	$(1,575)
Non-cash items in net income (loss):
Dividend income from investment in Boise Cascade Holdings, L.L.C.	(7,846)	(7,254)	(6,707)
Depreciation and amortization	84,218	100,936	116,417
Non-cash impairment charges	11,197	10,979	17,612
Non-cash deferred taxes on impairment charges	(4,355)	(4,271)	(6,484)
Pension and other postretirement benefits expense	8,328	4,965	11,537
Other	19,296	2,530	9,131
Changes in operating assets and liabilities:
Receivables	(14,674)	6,678	26,334
Inventories	17,269	(27,606)	164,027
Accounts payable and accrued liabilities	(54,873)	(51,515)	(56,471)
Current and deferred income taxes	10,349	51,169	48,752
Borrowings (payments) of loans on company-owned life insurance policies	—	(44,442)	45,668
Other	(53,350)	(27,896)	(9,297)

Cash provided by operations	53,679	88,137	358,944

Cash provided by (used for) investment:
Expenditures for property and equipment	(69,632)	(93,511)	(38,277)
Distribution from escrow account	—	—	25,142
Withdrawal from company-owned life insurance policies	—	—	14,977
Proceeds from sales of assets, net	259	6,173	980

Cash provided by (used for) investment	(69,373)	(87,338)	2,822

Cash used for financing:
Cash dividends paid - preferred stock	(3,286)	(2,698)	(3,089)
Payments of short-term debt, net	20	(654)	(11,035)
Payments of long-term debt	(6,136)	(21,858)	(52,936)
Borrowings of long-term debt	—	—	6,255
Purchase of preferred stock	(2,125)	(5,233)	(6,079)
Proceeds from exercise of stock options	1,949	1,961	—
Payments related to other share-based compensation	(4,854)	—	(990)
Other	(3,520)	13	7,316

Cash used for financing	(17,952)	(28,469)	(60,558)

Effect of exchange rates on cash and cash equivalents	(1,569)	3,426	14,583
Increase (decrease) in cash and cash equivalents	(35,215)	(24,244)	315,791

Balance at beginning of the year	462,326	486,570	170,779

Balance at end of the year	$427,111	$462,326	$486,570

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Equity

		For the fiscal years ended December 31, 2011, December 25, 2010 and December 26, 2009
Common Shares Outstanding		Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total OfficeMax Share- holders’ Equity	Non- controlling Interest
				(thousands, except per share)
75,977,152	Balance at December 27, 2008	$42,565	$189,943	$925,328	$(600,095)	$(267,738)	$290,003	$21,871

	Comprehensive income (loss):
	Net income (loss)	—	—	—	667	—	667	(2,242)
	Other comprehensive income:
	Cumulative foreign currency translation adjustment					47,477	47,477	1,157
	Pension and postretirement liability adjustment, net of tax					87,746	87,746	—

	Other comprehensive income					135,223	135,223	1,157

	Comprehensive income (loss)						$135,890	$(1,085)

	Preferred stock dividend declared	—	—	—	(2,818)	—	(2,818)	—
313,517	Restricted stock unit activity	—	784	5,353	—	—	6,137	—
8,331,722	Stock contribution to pension plan	—	20,829	61,321	—	—	82,150	—
2,335	Other	(6,086)	6	(2,090)	4	—	(8,166)	7,273

84,624,726	Balance at December 26, 2009	$36,479	$211,562	$989,912	$(602,242)	$(132,515)	$503,196	$28,059

	Comprehensive income:
	Net income	—	—	—	71,155	—	71,155	2,709
	Other comprehensive income:
	Cumulative foreign currency translation adjustment					21,290	21,290	786
	Pension and postretirement liability adjustment, net of tax					16,356	16,356	—
	Unrealized hedge loss, net of tax					(884)	(884)	—

	Other comprehensive income					36,762	36,762	786

	Comprehensive income						$107,917	$3,495

	Preferred stock dividend declared	—	—	—	(2,527)		(2,527)	—
950	Restricted stock unit activity	—	—	7,972	—	—	7,972	—
	Non-controlling interest fair value adjustment	—	—	(17,763)	—	—	(17,763)	17,763
408,519	Stock options exercised	—	1,021	940	—	—	1,961	—
23,515	Other	(5,578)	61	5,518	8	—	9	(71)

85,057,710	Balance at December 25, 2010	$30,901	$212,644	$986,579	$(533,606)	$(95,753)	$600,765	$49,246

	Comprehensive income:
	Net income	—	—	—	34,894	—	34,894	3,226
	Other comprehensive income:
	Cumulative foreign currency translation adjustment					(6,195)	(6,195)	(2,754)
	Pension and postretirement liability adjustment, net of tax					(88,754)	(88,754)	—
	Unrealized hedge loss, net of tax					1,041	1,041	—

	Other comprehensive loss					(93,908)	(93,908)	(2,754)

	Comprehensive income (loss)						$(59,014)	$472

	Preferred stock dividend declared	—	—	—	(2,123)	—	(2,123)	—
685,373	Restricted stock unit activity	—	1,711	3,908	—	—	5,619	—
	Non-controlling interest fair value adjustment	—	—	17,763	—	—	17,763	(17,763)
405,988	Stock options exercised	—	1,015	934	—	—	1,949	—
9,591	Other	(2,175)	27	6,190	(8)	—	4,034	(32)

86,158,662	Balance at December 31, 2011	$28,726	$215,397	$1,015,374	$(500,843)	$(189,661)	$568,993	$31,923

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations

OfficeMax Incorporated (“OfficeMax,” the “Company” or “we”) is a leader in both business-to-business and retail office products distribution. The Company provides office supplies and paper, print and document services, technology products and solutions and office furniture to large, medium and small businesses, government offices and consumers. OfficeMax customers are served by approximately 29,000 associates through direct sales, catalogs, the Internet and a network of retail stores located throughout the United States, Canada, Australia, New Zealand and Mexico. The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol OMX. The Company’s corporate headquarters is located in Naperville, Illinois, and the OfficeMax website address is www.officemax.com.

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

Consolidation

The consolidated financial statements include the accounts of OfficeMax and all majority owned subsidiaries, except our 88%-owned subsidiary that formerly owned assets in Cuba that were confiscated by the Cuban government in the 1960’s which is accounted for as an investment due to various asset restrictions. We also consolidate the variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year-end is the last Saturday in December. Due primarily to statutory requirements, the Company’s international businesses maintain calendar years with December 31 year-ends, with our majority-owned joint venture in Mexico reporting one month in arrears. Fiscal year 2011 ended on December 31, 2011, fiscal year 2010 ended on December 25, 2010, and fiscal year 2009 ended on December 26, 2009. Fiscal year 2011 included 53 weeks for our U.S. businesses. Fiscal years 2010 and 2009 included 52 weeks for our U.S. businesses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures about contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results are likely to differ from those estimates, but management does not believe such differences will materially affect the Company’s financial position, results of operations or cash flows. Significant items subject to such estimates and assumptions include the recognition of vendor rebates and allowances; the carrying amount of intangibles and long lived assets; inventories; income tax assets and liabilities; facility closure reserves; self insurance; environmental and asbestos liabilities; and assets and obligations related to employee benefits including the pension plans.

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

Accounts Receivable

Accounts receivable relate primarily to amounts owed by customers for trade sales of products and services and amounts due from vendors under volume purchase rebate, cooperative advertising and various other marketing programs. An allowance for doubtful accounts is recorded to provide for estimated losses resulting from uncollectible accounts, and is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management believes that the Company’s exposure to credit risk associated with accounts receivable is limited due to the size and diversity of its customer and vendor base, which extends across many different industries and geographic regions. In the fourth quarter of 2011, we became aware of financial difficulties at one of our large Contract customers. We granted the customer extended payment terms and in exchange are requesting a security interest in their assets and are implementing creditor oversight provisions. The receivable from this customer was $27 million at December 31, 2011, and substantially all of that balance has been collected to date. Based on our ongoing sales to this customer, we continue to carry similar receivable balances, which we monitor closely.

At December 31, 2011 and December 25, 2010, the Company had allowances for doubtful accounts of $3.9 million and $6.5 million, respectively.

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

Property and Equipment

Property and equipment are recorded at cost. The Company calculates depreciation using the straight-line method over the estimated useful lives of the assets or the terms of the related leases. The estimated useful lives of depreciable assets are generally as follows: building and improvements, three to 40 years; machinery and equipment, which also includes delivery trucks, furniture and office and computer equipment, three to 15 years. Leasehold improvements are reported as building and improvements and are amortized over the lesser of the term of the lease, including any option periods that management believes are probable of exercise, or the estimated lives of the improvements, which generally range from two to 20 years.

Long-Lived Asset Impairment

Long-lived assets, such as property, leasehold improvements, equipment, capitalized software costs and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is estimated based on discounted cash flows. In 2011, 2010 and 2009 the Company determined that there were indicators of impairment, completed tests for impairment and recorded impairment of store assets. See Note 5, “Intangible Assets and Other Long-lived Assets,” for further discussion regarding impairment of long-lived assets.

Intangible Assets

Intangible assets represent the values assigned to trade names, customer lists and relationships, noncompete agreements and exclusive distribution rights of businesses acquired. Trade name assets have an indefinite life and are not amortized. All other intangible assets are amortized on a straight-line basis over their expected useful lives, which range from three to 20 years. Intangible assets with indefinite lives are not amortized, but are tested for impairment at least annually, or more frequently if events and circumstances indicate that the carrying amount of the asset might be impaired, using a fair-value-based approach. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. No impairment was recorded related to intangible assets in 2011, 2010, or 2009.

Investment in Boise Cascade Holdings, L.L.C.

Investments in affiliated companies are accounted for under the cost method if the Company does not exercise significant influence over the affiliated company. At December 31, 2011 and December 25, 2010, the Company held an investment in Boise Cascade Holdings, L.L.C. (“Boise Investment”) which is accounted for under the cost method. See Note 9, “Investments in Boise Cascade Holdings, L.L.C.,” for additional information related to the Company’s investments in affiliates.

Capitalized Software Costs

The Company capitalizes certain costs related to the acquisition and development of internal use software that is expected to benefit future periods. These costs are amortized using the straight-line method over the expected life of the software, which is typically three to seven years. Other non-current assets in the Consolidated Balance Sheets include unamortized capitalized software costs of $32.5 million and $32.4 million at December 31, 2011 and December 25, 2010, respectively. Amortization of capitalized software costs totaled $10.5 million, $17.5 million and $17.2 million in 2011, 2010 and 2009, respectively. Software development costs that do not meet the criteria for capitalization are expensed as incurred.

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

The Company recognizes the funded status of its defined benefit pension, retiree healthcare and other postretirement plans in the Consolidated Balance Sheets, with changes in the funded status recognized through accumulated other comprehensive loss, net of tax, in the year in which the changes occur. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, future compensation costs, healthcare cost trends, benefit payment patterns and other factors.

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

See Note 12, “Retirement and Benefit Plans,” for additional information related to the Company’s pension and other postretirement benefits.

Facility Closure Reserves

The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically beneficial. The Company records a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred, primarily the location’s cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the payments. See Note 2, “Facility Closure Reserves,” for additional information related to the Company’s facility closure reserves.

Environmental and Asbestos Matters

Environmental and asbestos liabilities that relate to the operation of the paper and forest products businesses and timberland assets prior to the sale of the paper, forest products and timberland assets continue to be liabilities of OfficeMax. The Company accrues for losses associated with these types of obligations when such losses are probable and reasonably estimated.

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

Accruals for income tax exposures, including penalties and interest, expected to be settled within the next year are included in income tax payable with the remainder included in other long-term liabilities in the Consolidated Balance Sheets. Interest and penalties related to income tax exposures are recognized as incurred and included in income tax expense in the Consolidated Statements of Operations.

Advertising Costs

Advertising costs are either expensed the first time the advertising takes place or, in the case of direct-response advertising, capitalized and charged to expense in the periods in which the related sales occur. Advertising expense was $225.3 million in 2011, $228.3 million in 2010 and $211.3 million in 2009, and is recorded in operating, selling and general and administrative expenses in the Consolidated Statements of Operations.

Pre-Opening Expenses

The Company incurs certain non-capital expenses prior to the opening of a store. These pre-opening expenses consist primarily of straight-line rent from the date of possession, store payroll and supplies, and are expensed as incurred and reflected in operating and selling expenses. The Company recorded approximately $1.0 million and $1.6 million in pre-opening costs in 2011 and 2009, respectively. No pre-opening costs were recorded in 2010.

Leasing Arrangements

The Company conducts a substantial portion of its business in leased properties. Some of the Company’s leases contain escalation clauses and renewal options. The Company recognizes rental expense for leases that contain predetermined fixed escalation clauses on a straight-line basis over the expected term of the lease. The difference between the amounts charged to expense and the contractual minimum lease payment is recorded in other long-term liabilities in the Consolidated Balance Sheets. At December 31, 2011 and December 25, 2010, other long-term liabilities included approximately $52.3 million and $61.6 million, respectively, related to these future escalation clauses.

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

Derivative Instruments and Hedging Activities

The Company records all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive loss, depending on whether a derivative is designated as, and is effective as, a hedge and on the type of hedging transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income loss until the underlying hedged transactions are recognized in earnings, at which time any deferred hedging gains or losses are also recorded in earnings. If a derivative instrument is designated as a fair value hedge, changes in the fair value of the instrument are reported in current earnings and offset the change in fair value of the hedged assets, liabilities or firm commitments. The Company has no material outstanding derivative instruments at December 31, 2011 and did not have any material hedge transactions in 2011, 2010 or 2009.

Recently Issued or Newly Adopted Accounting Standards

In June 2011, the FASB issued guidance which establishes disclosure requirements for other comprehensive income. The guidance requires the reporting of components of other comprehensive income and components of net income together as components of total comprehensive income, and is effective for periods beginning on or after December 15, 2011. The guidance requires retrospective application and earlier application is permitted. The adoption of this guidance affects the presentation of certain elements of the Company’s financial statements, but these changes in presentation will not have a material impact on our financial statements.

2.	Facility Closure Reserves

We conduct regular reviews of our real estate portfolio to identify underperforming facilities, and close those facilities that are no longer strategically or economically beneficial. We record a liability for the cost associated with a facility closure at its fair value in the period in which the liability is incurred, primarily the location’s cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves and include the present value of future lease obligations, less contractual or estimated sublease income. Accretion expense is recognized over the life of the required payments.

During 2011, we recorded facility closure charges of $5.6 million in our Retail segment related to closing six underperforming domestic stores prior to the end of their lease terms, of which $5.4 million was related to the lease liability and $0.2 million was related to asset impairments.

During 2010, we recorded facility closure charges of $13.1 million in our Retail segment, of which $11.7 million was related to the lease liability and other costs associated with closing eight domestic stores prior to the end of their lease terms, and $1.4 million was related to other items. In 2009, we recorded charges of $31.2 million related to the closing of 21 underperforming stores prior to the end of their lease terms, of which 16 were in the U.S. and five were in Mexico.

These charges were included in other operating expenses, net in the Consolidated Statements of Operations.

Facility closure reserve account activity during 2011, 2010 and 2009 was as follows:

Total
(thousands)
Balance at December 27, 2008	$48,933
Charges related to stores closed in 2009	31,208
Transfer of deferred rent balance	3,214
Changes to estimated costs included in income	9
Cash payments	(24,594)
Accretion	2,802

Balance at December 26, 2009	$61,572
Charges related to stores closed in 2010	13,069
Transfer of deferred rent and other balances	5,985
Changes to estimated costs included in income	(1,358)
Cash payments	(22,260)
Accretion	4,665

Balance at December 25, 2010	$61,673
Charges related to stores closed in 2011	5,406
Transfer of deferred rent and other balances	928
Changes to estimated costs included in income	262
Cash payments	(22,311)
Accretion	3,117

Balance at December 31, 2011	$49,075

Reserve balances were classified in the Consolidated Balance Sheets as follows:

	December 31, 2011	December 25, 2010
	(thousands)
Accrued expenses and other current liabilities - Other	$10,635	$16,651
Other long-term liabilities	38,440	45,022

Total	$49,075	$61,673

At December 31, 2011, the lease termination component of the facilities closure reserve consisted of the following:

Total
(thousands)
Estimated future lease obligations	$102,002
Less: anticipated sublease income	(52,927)

Total	$49,075

In addition, we were the lessee of a legacy building materials manufacturing facility near Elma, Washington until the end of 2010. During 2006, we ceased operations at the facility, fully impaired the assets and recorded a reserve for the related lease payments and other contract termination and closure costs. This reserve balance was not included in the facilities closure reserve described above. During 2010, we sold the facility’s equipment and terminated the lease. As a result, we recorded income of approximately $9.4 million to adjust the associated reserve. This income is reported in other operating expenses, net in our Consolidated Statements of Operations.

3.	Severance and Other Charges

Over the past few years, we have incurred significant charges related to Company personnel restructuring and reorganizations. These charges were included in other operating expenses, net in the Consolidated Statements of Operations.

In 2011, we recorded $14.9 million of severance charges ($13.9 million in Contract, $0.3 million in Retail and $0.7 million in Corporate), related primarily to reorganizations in Canada ($8.6 million), Australia and New Zealand ($2.4 million) and the U.S., primarily in the sales and supply chain organizations ($3.3 million).

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

As of December 31, 2011, $7.4 million of the severance charges remain unpaid and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

On September 15, 2008, Lehman, the guarantor of half of the Installment Notes and the Securitization Notes, filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under chapter 11 of the United States Bankruptcy Code. Lehman’s bankruptcy filing constituted an event of default under the $817.5 million Installment Note guaranteed by Lehman. We are required for accounting purposes to assess the carrying value of assets whenever circumstances indicate that a decline in value may have occurred. In 2008, we evaluated the carrying value of the Lehman Guaranteed Installment Note and reduced it to the estimated amount we then expected to collect ($81.8 million) by recording a non-cash impairment charge of $735.8 million, pre-tax. The ultimate amount to be realized on the Lehman Guaranteed Installment Note depends entirely on the proceeds from the Lehman bankruptcy estate.

Lehman’s disclosure statement on its Chapter 11 Plan (the “Disclosure Statement”) was confirmed by the United States Bankruptcy Court for the Southern District of New York on December 6, 2011. The Disclosure Statement provides a range of estimated recoveries for various classes of unsecured creditors of Lehman. Pursuant to a stipulation entered into on October 7, 2011 and approved by the bankruptcy court on December 14, 2011, the claim of the Securitization Note holders through the Note Issuers will be treated as a class 3 senior unsecured claim (estimated to recover at a rate of approximately 21.1% under the Chapter 11 Plan) rather than falling into any other class of guarantee claims (estimated to recover at a rate of approximately 11%-13% depending on the class under the Chapter 11 Plan). Due to this categorization, provisions of the stipulation that make certain funds unavailable to the claim that would otherwise be available to class 3 senior unsecured claimants, the status of the bankruptcy proceedings, and based on information in the Disclosure Statement, it appears that Securitization Note holders may recover at a potential rate within the range of 17% to 20%. However, uncertainties exist as to the actual recovery that will ultimately be received on the claim. The disposition of a related claim of the Securitization Note holders through us on the guaranty may result in an additional recovery and the funds available for claimants will depend on Lehman’s ongoing claims resolution process, the establishment of reserves for unresolved claims, and the value of the assets Lehman is able to liquidate. Due to these uncertainties and other factors, we have not increased our assumed recovery rate or the carrying value of the Lehman Guaranteed Installment Note. We expect that an initial distribution may be made on the Securitization Note holders’ claim as early as March 30, 2012. Further distributions are expected to occur over a several-year period. Going forward, we intend to adjust the carrying value of the Lehman Guaranteed Installment Note as further information regarding our share of the proceeds, if any, from the Lehman bankruptcy estate becomes available. Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty, and any proceeds we receive from the bankruptcy will be distributed to the Securitization Note Holders.. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been extinguished. The liability will be extinguished when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders. We expect that this will occur when the remaining guaranty claim of the Securitization Note holders in the bankruptcy is resolved and as the Lehman assets are in the process of distribution. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman ($735.0 million at December 31, 2011) and the carrying value of the Lehman Guaranteed Installment Note ($81.8 million at December 31, 2011) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

Any discussion of the Lehman bankruptcy in this document is strictly based on factual observations from the bankruptcy cases and should not be interpreted as constituting legal analysis of or admission as to the ultimate allowances of our claim based on the Lehman Guaranteed Installment Note or any Note Issuers’ claim based on Collateral Notes, or the interplay thereof.

At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability until 2020 ($529 million at December 31, 2011), the maturity date for the Installment Notes. Due to the Lehman bankruptcy and note defaults, the recognition of the Lehman portion of the gain will be triggered when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders. At that time, we expect to reduce the estimated cash payment due by utilizing our available alternative minimum tax credits.

Through December 31, 2011, we have received all payments due under the Installment Notes guaranteed by Wachovia (the “Wachovia Guaranteed Installment Notes”), which have consisted only of interest due on the notes, and made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Notes are current and we have no reason to believe that we will not be able to collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Notes, the notes are stated in our Consolidated Balance Sheets at their original principal amount of $817.5 million. The Installment Notes and Securitization Notes are scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Installment Notes.

5.	Intangible Assets and Other Long-lived Assets

Impairment Reviews and Charges

Intangible assets represent the values assigned to trade names, customer lists and relationships, noncompete agreements and exclusive distribution rights of businesses acquired. Trade name assets have an indefinite life and are not amortized. All other intangible assets are amortized on a straight-line basis over their expected useful lives, which range from three to 20 years. Intangible assets with indefinite lives are not amortized but are tested for impairment at least annually, or more frequently if events and circumstances indicate that the carrying amount of the asset might be impaired, using a fair-value-based approach. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. No impairment was recorded related to intangible assets in 2011, 2010, or 2009.

In 2011, 2010 and 2009, the Company also performed impairment testing for the assets of individual retail stores (“store assets” or “stores”), which consist primarily of leasehold improvements and fixtures, due to the existence of indicators of potential impairment of these other long-lived assets. We performed the first step of impairment testing for other long-lived assets on the store assets and determined that for some stores the estimated future undiscounted cash flows derived from the assets was less than those assets’ carrying amount and therefore impairment existed for those store assets. The second step of impairment testing was performed to calculate the amount of the impairment loss. The loss was measured as the excess of the carrying value over the fair value of the assets, with the fair value determined based on estimated future discounted cash flows. As a result, we wrote off $11.2 million, $11.0 million and $17.6 million of store assets in 2011, 2010 and 2009, respectively.

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

	2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$66,000	$—	$66,000
Customer lists and relationships	27,676	(15,327)	12,349
Exclusive distribution rights	7,287	(4,116)	3,171

Total	$100,963	$(19,443)	$81,520

	2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$66,000	$—	$66,000
Customer lists and relationships	27,807	(13,789)	14,018
Exclusive distribution rights	7,302	(4,089)	3,213

Total	$101,109	$(17,878)	$83,231

Intangible amortization expense totaled $1.7 million, $2.0 million and $1.6 million in 2011, 2010 and 2009 respectively. The estimated amortization expense is approximately $1.4 to $1.7 million in each of the next five years.

The changes in the intangible carrying amounts were as follows:

	Trade names	Customer lists and relationships	Exclusive distribution rights	Total
	(thousands)
Net carrying amount, December 27, 2008	$66,000	$12,919	$2,874	$81,793
Amortization	—	(1,271)	(363)	(1,634)
Effect of foreign currency translation	—	2,897	750	3,647

Net carrying amount, December 26, 2009	$66,000	$14,545	$3,261	$83,806
Amortization	—	(1,542)	(413)	(1,955)
Effect of foreign currency translation	—	1,015	365	1,380

Net carrying amount, December 25, 2010	$66,000	$14,018	$3,213	$83,231
Amortization	—	(1,649)	(37)	(1,686)
Effect of foreign currency translation	—	(20)	(5)	(25)

Net carrying amount, December 31, 2011	$66,000	$12,349	$3,171	$81,520

6.	Net Income (Loss) Per Common Share

Basic net income (loss) per share is calculated using net earnings available to holders of our common stock divided by the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) per share is similar to basic net income (loss) per share except that the weighted average number of shares of common stock outstanding is increased to include, if their inclusion is dilutive, the number of additional shares of common stock that would have been outstanding assuming the issuance of all potentially dilutive shares, such as common stock to be issued upon exercise of options, the vesting of non-vested restricted shares, and the conversion of outstanding preferred stock. Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by weighted average shares outstanding as follows:

	2011	2010	2009
	(thousands, except per-share amounts)
Net income (loss) available to OfficeMax common shareholders	$32,771	$68,628	$(2,151)
Average shares—basic(a)	85,881	84,908	77,483
Restricted stock, stock options and other(b)	1,116	1,604	—

Average shares—diluted	86,997	86,512	77,483
Net income (loss) available to OfficeMax common shareholders per common share:
Basic	$0.38	$0.81	$(0.03)
Diluted	$0.38	$0.79	$(0.03)

(a)	The assumed conversion of outstanding preferred stock was anti-dilutive in all periods presented, and therefore no adjustment was required to determine diluted income (loss) from continuing operations or average shares-diluted.
(b)	Options to purchase 3.7 million and 1.7 million shares of common stock were outstanding during 2011 and 2010, respectively, but were not included in the computation of diluted income (loss) per common share because the impact would have been anti-dilutive as the option price was higher than the average market price during the year. Outstanding options to purchase shares of common stock totaled 1.3 million at the end of 2009 but were not included in the computation of diluted income (loss) per common share because the impact would have been anti-dilutive due to the loss reported for the period.

7.	Income Taxes

The income tax (expense) benefit attributable to income (loss) from continuing operations as shown in the Consolidated Statements of Operations includes the following components:

	2011	2010	2009
	(thousands)
Current income tax (expense) benefit:
Federal	$(128)	$9,507	$60,354
State	(1,593)	(2,735)	33,770
Foreign	(10,377)	(22,521)	(9,999)

Total	$(12,098)	$(15,749)	$84,125
Deferred income tax (expense) benefit:
Federal	$(5,342)	$(24,628)	$(23,190)
State	(4,056)	(2,552)	(29,593)
Foreign	1,979	1,057	(2,584)

Total	$(7,419)	$(26,123)	$(55,367)

Total income tax (expense) benefit	$(19,517)	$(41,872)	$28,758

During 2011, 2010 and 2009, the Company made cash payments for income taxes, net of refunds received, as follows:

	2011	2010	2009
	(thousands)
Cash tax payments (refunds), net	$13,524	$(5,026)	$(71,026)

The income tax expense attributable to income (loss) from continuing operations for the years ended December 31, 2011, December 25, 2010 and December 26, 2009 differed from the amounts computed by applying the statutory U.S. Federal income tax rate of 35% to pre-tax income (loss) from continuing operations as a result of the following:

	2011	2010	2009
	(thousands)
Income tax (expense) benefit at statutory rate	$(20,173)	$(40,507)	$10,617
State taxes (expense) benefit, net of federal effect	(723)	(2,346)	2,516
Foreign tax provision differential	4,354	338	1,085
Effect on deferreds due to tax restructuring	5,960	—	—
Net operating loss valuation allowance and credits	(10,818)	(590)	(2,484)
Change in tax contingency liability	(695)	(308)	(3,390)
Tax settlement, net of other charges	—	—	14,880
Repatriation of foreign earnings, net	(2,517)	(2,291)	3,428
ESOP dividend deduction	743	885	944
Other permanent items, net	4,352	2,947	1,162

Total income tax (expense) benefit	$(19,517)	$(41,872)	$28,758

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at year-end are presented in the following table:

	2011	2010
	(thousands)
Impairment of note receivable	$278,269	$286,207
Minimum tax and other credits carryover	228,224	230,267
Net operating loss carryovers	151,787	109,423
Deferred gain on Boise Investment	68,936	69,925
Compensation obligations	172,403	146,369
Operating reserves and accrued expenses	55,679	63,205
Investments and deferred charges	3,441	5,136
Property and equipment	1,558	4,937
Allowances for receivables	12,306	12,764
Inventory	4,216	4,167
Tax goodwill	2,907	4,587
Other	6,891	4,804

Total deferred tax assets	$986,617	$941,791
Valuation allowance on NOLs and credits	$(25,543)	$(14,726)

Total deferred tax assets after valuation allowance	$961,074	$927,065
Timberland installment gain related to Wachovia Note	$(260,040)	$(266,798)
Timberland installment gain related to Lehman Note	(269,284)	(276,965)
Undistributed earnings	(5,823)	(5,817)

Total deferred tax liabilities	$(535,147)	$(549,580)

Total net deferred tax assets	$425,927	$377,485

Deferred tax assets and liabilities are reported in our Consolidated Balance Sheets as follows:

	2011	2010
	(thousands)
Current deferred income tax assets	$55,488	$92,956
Long-term deferred income tax assets	370,439	284,529

Total net deferred tax assets	$425,927	$377,485

In assessing the value of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making the assessment of whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management believes it is more likely than not that the Company will realize the benefits of these deductible differences, except for certain state net operating losses and other credit carryforwards as noted below. The amount of the deferred tax assets considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced. During 2011, the Company restructured its domestic entities to better support operations resulting in a reduction in the tax rate related to certain deferred items which was offset by the impairment of state net operating losses.

The Company has a deferred tax asset related to net operating loss carryforwards for Federal income tax purposes of approximately $104 million which expire in 2020, and alternative minimum tax credit carryforwards of approximately $188 million, which are available to reduce future regular Federal income taxes, if any, over an indefinite period. The Company also has deferred tax assets related to various state net operating losses of approximately $26 million, net of the valuation allowance, that expire between 2012 and 2029.

As discussed in Note 4, “Timber Notes/Non-Recourse Debt,” at the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability of $543 million until 2020, the maturity date for the Installment Notes. In 2011, a legal entity restructuring reduced the liability for the installment gain by $14 million to $529 million. Due to the Lehman bankruptcy and note defaults, the recognition of the Lehman portion of the gain will be triggered when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders At that time, we expect to reduce the estimated cash payment due by utilizing our available alternative minimum tax credits.

The Company has established a valuation allowance related to net operating loss carryforwards and other credit carryforwards in jurisdictions where the Company has substantially reduced operations because management believes it is more likely than not that these items will expire before the Company is able to realize their benefits. The valuation allowance was $25.5 million and $14.7 million at December 31, 2011 and December 25, 2010, respectively. In 2011, the Company increased the valuation allowances relating to several state net operating losses. The valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets.

Pre-tax income (loss) related to continuing operations from domestic and foreign sources is as follows:

	2011	2010	2009
	(thousands)
Domestic	$21,202	$53,444	$(69,386)
Foreign	36,435	62,292	39,053

Total	$57,637	$115,736	$(30,333)

As of December 31, 2011, the Company had $21.2 million of total unrecognized tax benefits, $7.0 million of which would affect the Company’s effective tax rate if recognized. Any adjustments would result from the effective settlement of tax positions with various tax authorities. The Company does not anticipate any tax settlements to occur within the next twelve months. The recorded income tax benefit for 2009 includes a $14.9 million decrease in unrecognized benefits due to the resolution of an issue under IRS appeal related to the deductibility of interest on the Company’s industrial revenue bonds. The reconciliation of the beginning and ending unrecognized tax benefits is as follows:

	2011	2010	2009
	(thousands)
Unrecognized gross tax benefits balance at beginning of year	$20,863	$8,247	$20,380
Increase related to prior year tax positions	570	12,983	1,710
Decrease related to prior year tax positions	—	—	(14,369)
Increase related to current year tax positions	—	—	1,420
Settlements	(261)	(367)	(894)

Unrecognized tax benefits balance at end of year	$21,172	$20,863	$8,247

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

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. As of December 31, 2011, the Company had approximately $1 million of accrued interest and penalties associated with uncertain tax positions.

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

	2011	2010	2009
	(thousands)
Minimum rentals	$336,924	$338,924	$355,662
Contingent rentals	1,060	1,187	1,013
Sublease rentals	(504)	(422)	(671)

Total	$337,480	$339,689	$356,004

For operating leases with remaining terms of more than one year, the minimum lease payment requirements are:

Total
(thousands)
2012	$343,000
2013	292,228
2014	238,360
2015	183,120
2016	131,664
Thereafter	232,588

Total	$1,420,960

These minimum lease payments do not include contingent rental payments that may be due based on a percentage of sales in excess of stipulated amounts. These future minimum lease payment requirements have not been reduced by $28.1 million of minimum sublease rentals due in the future under noncancelable subleases. These sublease rentals include amounts related to closed stores and other facilities that are accounted for in the facility closures reserve.

As a result of purchase accounting from the 2003 acquisition of the U.S. retail business, we recorded an asset relating to store leases with terms below market value and a liability for store leases with terms above market value. The asset will be amortized through 2027, while the liability will be amortized through 2012. The net amortization of these items has reduced rent expense by approximately $7 million in 2011, 2010 and 2009. The net amortization of these items will also reduce rent expense by approximately $7 million in 2012. Beginning in 2013, the amortization of the asset will result in additional rent expense of approximately $4 million per year. At the end of 2011, the asset balance was $55.7 million and the liability balance was $11.0 million. The asset and liability were reported in non-current assets and other long-term liabilities in the Consolidated Balance Sheets.

9.	Investment in Boise Cascade Holdings, L.L.C.

In connection with the sale of the paper, forest products and timberland assets in 2004, the Company invested $175 million in affiliates of Boise Cascade, L.L.C. Due to restructurings conducted by those affiliates, our investment is currently in Boise Cascade Holdings, L.L.C., a building products company (the “Boise Investment”).

A portion of the securities received in exchange for the Company’s investment carry no voting rights. This investment is accounted for under the cost method as Boise Cascade Holdings, L.L.C. does not maintain separate ownership accounts for its members’ interests, and the Company does not have the ability to significantly influence its operating and financial policies.

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

The non-voting securities of Boise Cascade Holdings, L.L.C. accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June and December. The Company recognized dividend income on this investment of $7.8 million in 2011, $7.3 million in 2010 and $6.7 million in 2009 in the Corporate and Other segment. The dividend receivable was $38.0 million and $30.2 million at December 31, 2011 and December 25, 2010, respectively, and was recorded in the Corporate and Other segment in other non-current assets in the Consolidated Balance Sheets.

The Company receives distributions on the Boise Investment for the income tax liability associated with its share of allocated earnings. During 2009, the Company received a tax-related distribution of $2.6 million. No distributions were received in 2011 or 2010.

10.	Debt

The Company’s debt, almost all of which is unsecured, consists of both recourse and non-recourse obligations as follows at year-end:

	2011	2010
	(thousands)
Recourse debt:
7.35% debentures, due in 2016	$17,967	$17,967
Medium-term notes, Series A, with interest rates averaging 7.9%, due in 2012	35,000	36,900
Revenue bonds, with interest rates averaging 6.4% , due in varying amounts periodically through 2029	185,505	185,505
American & Foreign Power Company Inc. 5% debentures, due in 2030	18,526	18,526
Grupo OfficeMax installment loans, due in monthly installments through 2014	8,508	13,096
Other indebtedness, with interest rates averaging 6.8%, due in varying amounts annually through 2016	3,188	3,536

	$268,694	$275,530
Less unamortized discount	(504)	(535)

Total recourse debt	$268,190	$274,995
Less current portion	(38,867)	(4,560)

Long-term debt, less current portion	$229,323	$270,435

Non-recourse debt:
5.42% securitized timber notes, due in 2019	$735,000	$735,000
5.54% securitized timber notes, due in 2019	735,000	735,000

Total non-recourse debt	$1,470,000	$1,470,000

Scheduled Debt Maturities

The scheduled payments of recourse debt are as follows:

Total
(thousands)
2012	$38,867
2013	3,858
2014	1,681
2015	105
2016	20,153
Thereafter	204,030

Total	$268,694

Credit Agreements

On October 7, 2011, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “North American Credit Agreement”) with a group of banks. The North American Credit Agreement amended both our existing credit agreement that we are a party to along with certain of our subsidiaries in the U.S. (the “U.S. Credit Agreement”) and our existing credit agreement to which our subsidiary in Canada is a party (the “Canadian Credit Agreement”) and consolidated them into a single credit agreement. The North American Credit Agreement permits the Company to borrow up to a maximum of $650 million (U.S. dollars), of which $50 million is allocated to the Company’s Canadian subsidiary and $600 million is allocated to the Company and its other participating U.S. subsidiaries, in each case subject to a borrowing base calculation that limits availability to a percentage of eligible trade and credit card receivables plus a percentage of the value of eligible inventory less certain reserves. The North American Credit Agreement may be increased (up to a maximum of $850 million) at the Company’s request and the approval of lenders participating in the increase, or may be reduced from time to time at the Company’s request, in each case according to the terms detailed in the North American Credit Agreement. Letters of credit, which may be issued under the North American Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. At the end of fiscal year 2011, the Company was in compliance with all covenants under the North American Credit Agreement. The North American Credit Agreement will expire on October 7, 2016.

Borrowings under the U.S. Credit Agreement were subject to interest at rates based on either the prime rate or the London Interbank Offered Rate (“LIBOR”). Margins were applied to the applicable borrowing rates and letter of credit fees under the U.S. Credit Agreement depending on the level of average availability. Fees on letters of credit issued under the U.S. Credit Agreement were charged at a weighted average rate of 0.875%. The Company was also charged an unused line fee of 0.25% under the U.S. Credit Agreement on the amount by which the maximum available credit exceeded the average daily outstanding borrowings and letters of credit.

Borrowings under the North American Credit Agreement are subject to interest at rates based on either the prime rate, the federal funds rate, LIBOR or the Canadian Dealer Offered Rate. An additional percentage, which varies depending on the level of average borrowing availability, is added to the applicable rates. Fees on letters of credit issued under the North American Credit Agreement are charged at rates between 1.25% and 2.25% depending on the type of letter of credit (i.e., stand-by or commercial) the level of average borrowing availability. The Company is also charged an unused line fee of between 0.375% and 0.5% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit. The fees on letters of credit were 1.75% and the unused line fee was 0.5% at December 31, 2011. Thereafter, the rate will vary depending on the level of average borrowing availability and type of letters of credit.

On March 15, 2010, the Company’s five wholly-owned subsidiaries based in Australia and New Zealand entered into a Facility Agreement (the “Australia/New Zealand Credit Agreement”) with a financial institution based in those countries. The Australia/New Zealand Credit Agreement permits the subsidiaries in Australia and New Zealand to borrow up to a maximum of A$80 million subject to a borrowing base calculation that limits availability to a percentage of eligible accounts receivable plus a percentage of the value of certain owned properties, less certain reserves. At the end of fiscal year 2011, the subsidiaries in Australia and New Zealand were in compliance with all covenants under the Australia/New Zealand Credit Agreement. The Australia/New Zealand Credit Agreement expires on March 15, 2013.

Availability under the Company’s credit agreements at the end of fiscal year 2011 was as follows:

	2011
	North American Agreement	Australia/ New Zealand Agreement	Total
	(millions)
Maximum aggregate available borrowing amount	$632.2	$52.9	$685.1
Less: Stand-by letters of credit	(51.9)	—	(51.9)

Amount available for borrowing at fiscal year-end	$580.3	$52.9	$633.2

There were no borrowings under the Company’s credit agreements in 2011 or 2010.

Other

At the end of fiscal year 2011, Grupo OfficeMax, our 51%-owned joint venture in Mexico, had total outstanding borrowings of $8.5 million. This included $4.9 million outstanding under a 60-month installment note due in the first quarter of 2014 and $3.6 million outstanding under a 54-month installment note due in the third quarter of 2014. Payments on the installment loans are made monthly. Recourse on the Grupo OfficeMax loans is limited to Grupo OfficeMax. The installment loan maturing in the third quarter of 2014 is secured by certain owned property of Grupo OfficeMax. All other Grupo OfficeMax loan facilities are unsecured.

Cash Paid for Interest

Cash payments for interest, net of interest capitalized and including interest payments related to the timber securitization notes, were $69.8 million in 2011, $68.9 million in 2010 and $71.8 million in 2009. Cash interest payments made on the Securitization Notes are completely offset by interest payments received on the Installment Notes.

11.	Financial Instruments, Derivatives and Hedging Activities

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (non-derivatives), short-term borrowings and trade accounts payable approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at December 31, 2011 and December 25, 2010. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	December 31, 2011
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable
Wachovia	$—	$943,706	$—	$943,706	$817,500
Lehman	$—	$—	$81,750	$81,750	$81,750
Financial liabilities:
Recourse debt	$62,293	$178,461	$—	$240,754	$268,190
Non-recourse debt
Wachovia	$—	$858,779	$—	$858,779	$735,000
Lehman	$—	$—	$81,750	$81,750	$735,000

	December 25, 2010
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable
Wachovia	$—	$888,288	$—	$888,288	$817,500
Lehman	$—	$—	$81,750	$81,750	$81,750
Financial liabilities:
Recourse debt	$—	$255,519	$—	$255,519	$274,995
Non-recourse debt
Wachovia	$—	$811,093	$—	$811,093	$735,000
Lehman	$—	$—	$81,750	$81,750	$735,000

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

Level 2: Quoted prices in markets that are not active, or financial instruments for which all significant inputs are observable either directly or indirectly.

Level 3: Prices or valuation techniques that require inputs are both significant to the fair value measurement and unobservable thus reflecting assumptions about the market participants.

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

During 2011, there was no change in assets and liabilities measured at estimated fair value using Level 3 inputs.

Derivatives and Hedging Activities

Changes in foreign currency exchange rates expose the Company to financial market risk. The Company occasionally uses derivative financial instruments, such as forward exchange contracts, to manage its exposure associated with commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. The Company does not enter into derivative instruments for any other purpose. The Company does not speculate using derivative instruments. The fair values of derivative financial instruments were not material at the end of fiscal year 2011 or 2010.

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

Obligations and Funded Status

The changes in pension and other postretirement benefit obligations and plan assets during 2011 and 2010, as well as the funded status of the Company’s plans at December 31, 2011 and December 25, 2010, were as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,297,655	$1,260,676	$24,021	$20,337
Service cost	2,546	3,164	227	263
Interest cost	70,176	74,213	1,006	1,213
Actuarial loss	94,656	59,494	(1,334)	2,634
Changes due to exchange rates	—	—	(346)	792
Benefits paid	(99,752)	(99,892)	(1,322)	(1,218)

Benefit obligation at end of year	$1,365,281	$1,297,655	$22,252	$24,021

Change in plan assets:
Fair value of plan assets at beginning of year	$1,117,413	$1,050,514	$—	$—
Actual return on plan assets	14,746	163,342	—	—
Employer contributions	3,324	3,449	1,322	1,218
Benefits paid	(99,752)	(99,892)	(1,322)	(1,218)

Fair value of plan assets at end of year	$1,035,731	$1,117,413	$—	$—

Funded status	$(329,550)	$(180,242)	$(22,252)	$(24,021)

The following table shows the amounts recognized in the Consolidated Balance Sheets related to the Company’s defined benefit pension and other postretirement benefit plans at year-end:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(thousands)
Noncurrent assets	$—	$4,581	$—	$—
Current liabilities	(6,530)	(6,683)	(1,243)	(1,445)
Noncurrent liabilities	(323,020)	(178,140)	(21,009)	(22,576)

Net amount recognized	$(329,550)	$(180,242)	$(22,252)	$(24,021)

Amounts recognized in accumulated other comprehensive loss consist of:

Net loss	$548,212	$406,465	$4,486	$6,054
Prior service cost (credit)	—	—	(22,138)	(26,147)

Total	$548,212	$406,465	$(17,652)	$(20,093)

The accumulated benefit obligation for all defined benefit pension plans was $1,365.3 million and $1,297.7 million for December 31, 2011 and December 25, 2010, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2011	2010
	(thousands)
Projected benefit obligation	$1,365,281	$1,263,206
Accumulated benefit obligation	1,365,281	1,263,206
Fair value of plan assets	1,035,731	1,078,383

Components of Net Periodic Benefit Cost (Income)

The components of net periodic benefit cost (income) are as follows:

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
	(thousands)
Service cost	$2,546	$3,164	$4,506	$227	$263	$184
Interest cost	70,176	74,213	75,858	1,006	1,213	1,137
Expected return on plan assets	(79,289)	(83,494)	(76,623)	—	—	—
Recognized actuarial loss	17,371	13,239	10,330	220	224	147
Amortization of prior service credits	—	—	—	(4,009)	(4,006)	(4,001)
Other	80	149	—	—	—	—

Net periodic benefit cost (income)	$10,884	$7,271	$14,071	$(2,556)	$(2,306)	$(2,533)

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
	(thousands)
Accumulated other comprehensive (income) loss at beginning of year	$406,465	$440,206	$(20,093)	$(26,627)
Net loss (gain)	159,118	(20,502)	(1,334)	2,634
Amortization of net loss	(17,371)	(13,239)	(220)	(224)
Amortization of prior service credits	—	—	4,009	4,006
Canadian rate adjustment	—	—	(14)	118

Accumulated other comprehensive (income) loss at end of year	$548,212	$406,465	$(17,652)	$(20,093)

The estimated net loss for the defined benefit pension plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $18.0 million. There will be no estimated prior service cost for the defined benefit pension plans amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year. The estimated net loss and prior service credit for the other postretirement benefit plans that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $0.2 million and $4.0 million, respectively.

Assumptions

The assumptions used in accounting for the Company’s plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted average assumptions used in the measurement of the Company’s benefit obligations as of year-end:

			Other Benefits
	Pension Benefits		United States		Canada
	2011	2010	2011	2010	2011	2010
Discount rate	4.93%	5.64%	3.70%	4.50%	4.50%	5.30%

The following table presents the weighted average assumptions used in the measurement of net periodic benefit cost as of year-end:

				Other Benefits
	Pension Benefits			United States			Canada
	2011	2010	2009	2011	2010	2009	2011	2010	2009
Discount rate	5.64%	6.15%	6.20%	4.50%	5.10%	6.10%	5.30%	6.40%	7.30%
Expected long-term return on plan assets	8.20%	8.20%	7.50%	—	—	—	—	—	—

In 2011 and 2010, the assumed discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) is based on the rates of return for a theoretical portfolio of high-grade corporate bonds (rated Aa1 or better) with cash flows that generally match our expected benefit payments in future years. In selecting bonds for this theoretical portfolio, we focus on bonds that match cash flows to benefit payments and limit our concentration of bonds by issuer. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the yield calculation assumes those excess proceeds are reinvested at an assumed forward rate. The implied forward rates used in the 2011 and 2010 bond models are based on the Citigroup Pension Discount Curve as of the last day of each year. In the 2009 bond model, the implied forward rates used were based on the forecasted three-month Treasury bill rates.

The expected long-term rate of return on plan assets assumption is based on the weighted average of expected returns for the major asset classes in which the plans’ assets are held. Asset-class expected returns are based on long-term historical returns, inflation expectations, forecasted gross domestic product and earnings growth, as well as other economic factors. The weights assigned to each asset class are based on the Company’s investment strategy. The weighted average expected return on plan assets used in the calculation of net periodic pension benefit cost for 2012 is 8.2%.

Obligation and costs related to the Canadian retiree health plan are impacted by changes in trend rates.

The following table presents the assumed healthcare cost trend rates used in measuring the Company’s postretirement benefit obligations at December 31, 2011 and December 25, 2010:

	2011	2010
Weighted average assumptions as of year-end:
Healthcare cost trend rate assumed for next year	6.5%	7.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015	2015

A one-percentage-point change in the assumed healthcare cost trend rates would impact operating income by approximately $1 million.

Plan Assets

The allocation of pension plan assets by category at December 31, 2011 and December 25, 2010 is as follows:

	2011	2010
OfficeMax common stock	1.2%	5.0%
U.S. equity securities	27.0%	15.7%
International equity securities	10.3%	9.2%
Global equity securities	15.8%	14.4%
Fixed-income securities	45.7%	55.7%

	100%	100%

The Company’s Retirement Funds Investment Committee is responsible for establishing and overseeing the implementation of the investment policy for the Company’s pension plans. The investment policy is structured to optimize growth of the pension plan trust assets, while minimizing the risk of significant losses, in order to enable the plans to satisfy their benefit payment obligations over time. Plan assets are invested primarily in OfficeMax common stock, U.S. equities, global equities, international equities and fixed-income securities. The Company uses benefit payments and Company contributions as its primary rebalancing mechanisms to maintain the asset class exposures within the guideline ranges established under the investment policy.

The current asset allocation guidelines set forth an OfficeMax common stock range of 0% to 15%, a U.S. equity range of 20% to 40%, an international equity range of 6% to 16%, a global equity range of 11% to 22% and a fixed-income range of 35% to 55%. Asset-class positions within the ranges are continually evaluated and adjusted based on expectations for future returns, the funded position of the plans and market risks. Occasionally, the Company may utilize futures or other financial instruments to alter the pension trust’s exposure to various asset classes in a lower-cost manner than trading securities in the underlying portfolios.

In 2009, we contributed 8.3 million shares of OfficeMax common stock to our qualified pension plans, which are managed by an independent fiduciary. At the end of 2011, the plan held 2.8 million shares with a value of $12.6 million.

Generally, quoted market prices are used to value pension plan assets. Equities, some fixed-income securities, publicly traded investment funds, and U.S. government obligations are valued by reference to published market prices. Investments in certain restricted stocks are valued at the quoted market price of the issuer’s unrestricted common stock less an appropriate discount. If a quoted market price for unrestricted common stock of the issuer is not available, restricted common stocks are valued at a multiple of current earnings less an appropriate discount. The multiple chosen is consistent with multiples of similar companies based on current market prices.

The following table presents the pension plan assets by level within the fair value hierarchy as of December 31, 2011.

	Level 1	Level 2	Level 3
	(thousands)
Money market funds	$—	$19,280	$—
Equity securities:
OfficeMax common stock	12,585	—	—
U.S. large-cap	53,629	—	—
U.S. small and mid-cap	13,529	—	—
International	84,647	—	—
Fixed-Income:
Corporate bonds	—	421,027	—
Government securities	—	7,785	—
Other fixed-income	—	24,907	—
Other:
Equity mutual funds	—	385,862	—
Group annuity contracts	—	0	5,662
Other, including plan receivables and payables	5,665	1,153	—

	$170,055	$860,014	$5,662

The following is a reconciliation of the change in fair value of the pension plan assets calculated based on Level 3 inputs:

Total
(thousands)
Balance at December 31, 2010	$5,357
Benefit payments and administrative expenses	(10)
Investment income and net appreciation in investments	315

Balance at December 31, 2011	$5,662

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Cash Flows

Pension plan contributions include required statutory minimum amounts and, in some years, additional discretionary amounts. During 2011, 2010 and 2009, the Company made cash contributions to its pension plans totaling $3.3 million, $3.4 million and $6.8 million, respectively. Pension contributions for 2012 are estimated to be $28.5 million. The Company may elect at any time to make additional voluntary contributions.

Qualified pension benefit payments are paid from the assets held in the plan trust, while nonqualified pension and other benefit payments are paid by the Company. Future benefit payments by year are estimated to be as follows:

	Pension Benefits	Other Benefits
	(thousands)
2012	$101,662	$1,243
2013	97,782	1,202
2014	97,139	1,170
2015	95,824	1,142
2016	94,947	1,121
2017-2021	458,868	5,549

Defined Contribution Plans

The Company also sponsors defined contribution plans for most of its employees. Through 2004, the Company sponsored four contributory defined contribution savings plans for most of its salaried and hourly employees: a plan for Retail employees, a plan for non-Retail salaried employees, a plan for union hourly employees, and a plan for non-Retail, nonunion hourly employees. The plan for non-Retail salaried employees included an employee stock ownership plan (“ESOP”) component and the Company’s Series D ESOP convertible preferred stock were fully allocated to eligible participants in prior years. Total Company contributions to the defined contribution savings plans were $7.0 million in 2011, $3.2 million in 2010 and $1.3 million in 2009.

13.	Shareholders’ Equity

Preferred Stock

At December 31, 2011, 638,353 shares of 7.375% Series D ESOP convertible preferred stock were outstanding, compared with 686,696 shares outstanding at December 25, 2010. The Series D ESOP convertible preferred stock is shown in the Consolidated Balance Sheets at its liquidation preference of $45 per share. All shares outstanding have been allocated to participants in the plan. Each ESOP preferred share is entitled to one vote, bears an annual cumulative dividend of $3.31875 per share and is convertible at any time by the trustee to 0.82168 share of common stock per share of preferred stock. The ESOP preferred shares may not be redeemed for less than the liquidation preference.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, of which 86,158,662 shares were issued and outstanding at December 31, 2011. Of the unissued shares, 10,960,412 shares were reserved for the following purposes:

Conversion or redemption of Series D ESOP preferred stock	524,521
Issuance under 2003 OfficeMax Incentive and Performance Plan	9,619,788
Issuance under Key Executive Stock Option Plan	744,000
Issuance under Director Stock Compensation Plan	7,475
Issuance under Director Stock Option Plan	5,000
Issuance under 2001 Key Executive Deferred Compensation Plan	2,441
Issuance under 2003 Director Stock Compensation Plan	57,187

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the following:

	Pension and Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Unrealized Hedge Loss Adjustment	Accumulated Other Comprehensive Income (Loss)
	(thousands)
Balance at December 26, 2009	$(253,179)	$120,664	$—	$(132,515)
Current-period changes, before taxes	27,263	21,290	(1,233)	47,320
Income taxes	(10,907)	—	349	(10,558)

Balance at December 25, 2010	$(236,823)	$141,954	$(884)	$(95,753)
Current-period changes, before taxes	(144,236)	(6,195)	1,435	(148,996)
Income taxes	55,482	—	(394)	55,088

Balance at December 31, 2011	$(325,577)	$135,759	$157	$(189,661)

Share-Based Payments

The Company sponsors several share-based compensation plans, which are described below. The Company recognizes compensation expense from all share-based payment transactions with employees in the consolidated financial statements at fair value. Compensation costs related to the Company’s share-based plans were $16.7 million, $13.2 million and $8.5 million for 2011, 2010 and 2009, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the income statement for share-based compensation arrangements was $6.5 million, $5.1 million and $3.3 million for 2011, 2010 and 2009, respectively.

2003 Director Stock Compensation Plan and OfficeMax Incentive and Performance Plan

In February 2003, the Company’s Board of Directors adopted the 2003 Director Stock Compensation Plan (the “2003 DSCP”) and the 2003 OfficeMax Incentive and Performance Plan (the “2003 Plan,” formerly named the 2003 Boise Incentive and Performance Plan), which were approved by shareholders in April 2003. At December 31, 2011, a total of 57,187 shares of common stock were reserved for issuance under the 2003 DSCP, and a total of 9,619,788 shares of common stock were reserved for issuance under the 2003 Plan.

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

Restricted Stock and Restricted Stock Units

Restricted stock is restricted until it vests and cannot be sold by the recipient until its restrictions have lapsed. Each restricted stock unit (“RSU”) is convertible into one share of common stock after its restrictions have lapsed. No entries are made in the financial statements on the grant date of restricted stock and RSU awards. The Company recognizes compensation expense related to these awards over the vesting periods based on the closing price of the Company’s common stock on the grant dates. The Company calculates the grant date fair value of the RSU awards by multiplying the number of RSUs by the closing price of the Company’s common stock on the grant date. If these awards contain performance criteria the grant date fair value is set assuming performance at target, and management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. In 2011, 2010 and 2009, the Company recognized $5.6 million, $8.0 million and $6.1 million, respectively, of pre-tax compensation expense and additional paid-in capital related to restricted stock and RSU awards. The remaining compensation expense to be recognized related to outstanding restricted stock and RSUs, net of estimated forfeitures, is approximately $2.0 million. The remaining compensation expense is to be recognized through the first quarter of 2014.

A summary of restricted stock and RSU activity for fiscal years 2011, 2010 and 2009 is presented in the following table:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, December 27, 2008	2,258,961	$31.07
Granted	800,828	5.08
Vested	(496,813)	5.65
Forfeited	(633,031)	5.24

Nonvested, December 26, 2009	1,929,945	$16.24
Granted	872,534	13.81
Vested	(1,492)	33.70
Forfeited	(689,852)	20.34

Nonvested, December 25, 2010	2,111,135	$13.89
Granted	648,224	12.17
Vested	(1,047,406)	15.77
Forfeited	(223,703)	11.64

Nonvested, December 31, 2011	1,488,250	$12.15

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

Stock Units

The Company previously had a shareholder approved deferred compensation program for certain of its executive officers that allowed them to defer a portion of their cash compensation. Previously, these executive officers could allocate their deferrals to a stock unit account. Each stock unit is equal in value to one share of the Company’s common stock. The Company matched deferrals used to purchase stock units with a 25% Company allocation of stock units. The value of deferred stock unit accounts is paid in shares of the Company’s common stock when an executive officer retires or terminates employment. There were 2,441 and 3,889 stock units allocated to the accounts of these executive officers at December 31, 2011 and December 25, 2010, respectively. As a result of an amendment to the plan, no additional deferrals can be allocated to the stock unit accounts.

Stock Options

The Company’s stock options generally are issued at a price equal to fair market value on the grant date and typically expire within seven years of the grant date. Stock options granted under the OfficeMax Incentive and Performance Plan generally vest over a three year period. In 2011, 2010 and 2009, the Company recognized $11.1 million, $5.2 million and $2.4 million, respectively, of pre-tax compensation expense and additional paid-in capital related to stock options. The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is approximately $8.3 million. The remaining compensation expense is to be recognized through the first quarter of 2014.

A summary of stock option activity for fiscal years 2011, 2010 and 2009 is presented in the following table:

	2011		2010		2009
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Balance at beginning of year	4,313,290	$16.52	3,249,773	$15.14	1,495,795	$31.95
Options granted	1,457,280	13.33	2,060,246	16.24	2,071,360	4.77
Options exercised	(405,988)	4.80	(408,519)	4.80	—	—
Options forfeited and expired	(548,030)	13.80	(588,210)	16.02	(317,382)	26.70

Balance at end of year	4,816,552	$16.86	4,313,290	$16.52	3,249,773	$15.14

Exercisable at end of year	2,122,136		1,301,257		1,225,646

Weighted average fair value of options granted (Black-Scholes)	$7.07		$8.08		$2.63

The following table provides summarized information about stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	11,171	—	$2.50	11,171	$2.50
$4.00 – $7.00	1,192,317	4.8	4.99	506,227	4.72
$10.00 – $16.00	813,274	5.2	14.13	264,738	14.51
$16.00 – $17.00	809,790	6.1	16.86	—	—
$18.00 – $19.00	975,000	5.9	18.15	325,000	18.15
$24.00 – $37.00	1,015,000	0.9	31.89	1,015,000	31.89

At December 31, 2011, the aggregate intrinsic value was less than $1.0 million for both outstanding stock options and exercisable stock options. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company’s closing stock price on the last trading day of the fourth quarter of 2011 and the exercise price, multiplied by the number of in-the-money stock options at the end of the quarter).

In 2011, the Company granted stock options for 1,457,280 shares of our common stock and estimated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 1.92%, expected life of 4.5 years and expected stock price volatility of 65.17%.

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

Contract distributes a broad line of items for the office, including office supplies and paper, technology products and solutions, print and document services and office furniture. Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Australia and New Zealand, through office products stores. Substantially all products sold by Contract are purchased from third-party manufacturers or industry wholesalers. Contract purchases office papers primarily from Boise White Paper, L.L.C., under a paper supply contract entered into on June 25, 2011. (For additional information related to the paper supply contract, see Note 15, “Commitments and Guarantees”.)

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

Management evaluates the segments’ performances using segment income (loss) which is based on operating income (loss) after eliminating the effect of certain operating items that are not indicative of our core operations such as severances, facility closures and adjustments, and asset impairments. These certain operating items are reported on the asset impairments and the other operating expenses, net lines in the Consolidated Statements of Operations.

The following table summarizes by geography, net sales for fiscal years 2011, 2010 and 2009, and non-current assets at each year-end:

	2011	2010	2009
	(thousands)
Net sales
United States	$5,671,738	$5,770,036	$5,952,714
Foreign	1,449,429	1,379,971	1,259,336

Total	$7,121,167	$7,150,007	$7,212,050

Non-current assets
United States	$1,992,674	$1,924,982	$1,909,754
Foreign	137,627	139,661	138,441

Total	$2,130,301	$2,064,643	$2,048,195

There is no single customer that accounts for 10% or more of consolidated trade sales.

Segment sales to external customers by product line are as follows:

	2011	2010	2009
	(thousands)
Contract
Office supplies and paper	$2,076,014	$2,086,628	$2,138,549
Technology products	1,142,196	1,185,462	1,173,956
Office furniture	405,867	362,154	344,180

Total	$3,624,077	$3,634,244	$3,656,685

Retail
Office supplies and paper	$1,489,800	$1,468,646	$1,446,934
Technology products	1,793,255	1,834,630	1,872,537
Office furniture	214,035	212,487	235,894

Total	$3,497,090	$3,515,763	$3,555,365

Total OfficeMax
Office supplies and paper	$3,565,814	$3,555,274	$3,585,483
Technology products	2,935,451	3,020,092	3,046,493
Office furniture	619,902	574,641	580,074

Total	$7,121,167	$7,150,007	$7,212,050

The following tables contain details of the Company’s operations by segment:

	Sales	Segment income	Asset impairments	Other operating expenses, net	Operating income (loss)
	(thousands)
Year ended December 31, 2011
Contract	$3,624,077	$77,681	$—	$(13,984)	$63,697
Retail	3,497,090	75,293	(11,197)	(5,858)	58,238
Corporate and Other	—	(34,761)	—	(688)	(35,449)

Total	$7,121,167	$118,213	$(11,197)	$(20,530)	$86,486

Year ended December 25, 2010
Contract	$3,634,244	$94,342	$—	$(60)	$94,282
Retail	3,515,763	103,903	(10,979)	(12,505)	80,419
Corporate and Other	—	(37,723)	—	9,488	(28,235)

Total	$7,150,007	$160,522	$(10,979)	$(3,077)	$146,466

Year ended December 26, 2009
Contract	$3,656,685	$58,022	$—	$(15,269)	$42,753
Retail	3,555,365	44,906	(17,612)	(33,303)	(6,009)
Corporate and Other	—	(40,041)	—	(691)	(40,732)

Total	$7,212,050	$62,887	$(17,612)	$(49,263)	$(3,988)

Interest expense, interest income, and other income (expense), net are not recorded by segments.

The following table contains details of other selected items by segment.

	Other selected items
	Depreciation and amortization	Capital expenditures	Assets
Year ended December 31, 2011
Contract	$30,587	$25,964	$1,001,161
Retail	50,550	35,830	1,240,541
Corporate and Other	3,081	7,837	1,827,573

Total	$84,218	$69,632	$4,069,275

Year ended December 25, 2010
Contract	$51,630	$61,165	$1,039,800
Retail	49,283	32,346	1,209,635
Corporate and Other	23	—	1,829,494

Total	$100,936	$93,511	$4,078,929

Year ended December 26, 2009
Contract	$57,548	$17,939	$1,035,175
Retail	58,869	20,338	1,239,632
Corporate and Other	—	—	1,794,723

Total	$116,417	$38,277	$4,069,530

15.	Commitments and Guarantees

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

The paper supply contract requires us to purchase from Boise and Boise to sell to us virtually all of our North American requirements for office paper, subject to certain conditions. After 2012, the paper supply contract provides us more flexibility to purchase paper from paper producers other than Boise. The paper supply contract’s term will expire on December 31, 2017, followed by a gradual reduction of the Company’s purchase requirements over a two year period thereafter. However, if certain circumstances occur, the term may be terminated earlier, beginning as early as December 31, 2012. If the term ends December 31, 2012, it will be followed by a gradual reduction of the Company’s purchase requirements over a four year period. If the term ends on a later date, the gradual reduction period will last two years. Purchases under the agreement were $630.1 million, $615.6 million and $633.9 million for 2011, 2010 and 2009, respectively.

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of 2011, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $27.6 million. This represents a decrease in the estimated purchase price from the prior year which is attributable to lower market multiples for similar companies as of the measurement date. As the estimated purchase price was less than the carrying value of the noncontrolling interest as of the end of the year, the Company reduced the noncontrolling interest to the carrying value, with the offset recorded to additional paid-in capital. There is no impairment relating to the assets of the joint venture as the estimated future cash flows support the overall carrying value of its assets.

Guarantees

The Company provides guarantees, indemnifications and assurances to others.

Indemnification obligations may arise from the Asset Purchase Agreement between OfficeMax Incorporated, OfficeMax Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C. and Boise Land & Timber Corp. The Company has agreed to provide indemnification with respect to a variety of obligations. These indemnification obligations are subject, in some cases, to survival periods, deductibles and caps. At December 31, 2011, the Company is not aware of any material liabilities arising from these indemnifications.

There are six operating leases that have been assigned to other parties but for which the Company remains contingently liable in the event of nonpayment by the other parties. The lease terms vary and, assuming exercise of renewal options, extend through 2019. Annual rental payments under these leases are approximately $3.0 million.

The Company and its affiliates enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, officer and director indemnifications against third-party claims arising out of arrangements to provide services to the Company and indemnifications in merger and acquisition agreements. It is impossible to quantify the maximum potential liability under these indemnifications. At December 31, 2011, the Company is not aware of any material liabilities arising from these indemnifications.

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

17.	Quarterly Results of Operations (unaudited)

Summarized quarterly financial data is as follows:

	2011				2010
	First	Second(a)	Third	Fourth(b)	First(c)	Second(d)	Third	Fourth(e)
	(millions, except per-share and stock price information)
Sales	$1,863.0	$1,647.6	$1,774.8	$1,835.8	$1,911.7	$1,653.2	$1,813.4	$1,766.2
Gross Profit	$474.5	$425.1	$459.7	$449.9	$505.5	$427.7	$470.4	$446.0
Percent of sales	25.5%	25.8%	25.9%	24.5%	26.4%	25.9%	25.9%	25.3%
Operating income	$28.6	$4.0	$41.3	$12.6	$49.4	$28.1	$40.9	$28.1
Net income available to OfficeMax common shareholders	$11.4	$(3.0)	$21.5	$2.9	$24.8	$11.8	$20.0	$12.1
Net income (loss) per common share available to OfficeMax common shareholders(f)
Basic	$0.13	$(0.04)	$0.25	$0.03	$0.29	$0.14	$0.23	$0.14
Diluted	$0.13	$(0.04)	$0.25	$0.03	$0.29	$0.14	$0.23	$0.14
Common stock dividends paid per share	—	—	—	—	—	—	—	—
Common stock prices(g)
High	$18.95	$14.36	$8.82	$5.93	$17.34	$19.79	$15.81	$19.20
Low	$12.24	$6.05	$4.46	$3.90	$12.60	$14.21	$9.67	$12.73

(a)	Includes a $5.6 million pre-tax charge related to Retail store closures in the U.S., and $8.3 million of pre-tax charges for severance related to Contract and Retail reorganizations.
(b)	Includes an $11.2 million non-cash pre-tax charge to impair fixed assets associated with our Retail stores in the U.S. and $6.6 million of pre-tax charges for severance primarily related to Contract and Retail reorganizations.
(c)	Includes a $13.4 million pre-tax charge related to Retail store closures in the U.S., and a $0.8 million pre-tax charge for severance related to Contract reorganizations.
(d)	Includes a $1.1 million pre-tax charge related to Retail store closures in the U.S., and a $3.9 million of pre-tax income related to the adjustment of a reserve associated with our legacy building materials manufacturing facility near Elma, Washington.
(e)	Includes an $11.0 million non-cash pre-tax charge to impair fixed assets associated with our Retail stores in the U.S., $2.8 million of pre-tax income related to the adjustment of previously established reserves for severance and store closures and a $5.5 million of pre-tax income related to the adjustment of a reserve associated with our legacy building materials manufacturing facility near Elma, Washington.
(f)	Quarters added together may not equal full year amount because each quarter is calculated on a stand-alone basis.
(g)	The Company’s common stock (symbol OMX) is traded on the New York Stock Exchange.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

OfficeMax Incorporated:

We have audited the accompanying consolidated balance sheets of OfficeMax Incorporated and subsidiaries (the Company) as of December 31, 2011 and December 25, 2010, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited OfficeMax Incorporated’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). OfficeMax Incorporated’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Company’s annual report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OfficeMax Incorporated and subsidiaries as of December 31, 2011 and December 25, 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, OfficeMax Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by (COSO).

KPMG LLP

Chicago, Illinois

February 24, 2012

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

Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, management concluded that as of December 31, 2011, OfficeMax’s internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. That report is included on page 88 of this Form 10-K.

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

Information concerning compensation of OfficeMax’s executive officers and directors for the year ended December 31, 2011, is presented under the captions “Executive Compensation,” and “Director Compensation” in our proxy statement. This information is incorporated herein by reference.

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

Information concerning the security ownership of certain beneficial owners as of December 31, 2011, is set forth under the caption “Stock Ownership—Ownership of More Than 5% of OfficeMax Stock” in our proxy statement and is incorporated herein by reference.

Information concerning the security ownership of our directors and executive officers as of December 31, 2011, is set forth under the caption “Stock Ownership—Directors and Executive Officers” in our proxy statement and is incorporated herein by reference.

Our shareholders have approved all of the Company’s equity compensation plans, including the Director Stock Compensation Plan (the “DSCP”), the 2003 Director Stock Compensation Plan (the “2003 DSCP”) and the 2003 OfficeMax Incentive and Performance Plan (the “2003 Plan”), formerly the Boise Incentive and Performance Plan. These plans are designed to further align our directors’ and management’s interests with the Company’s long-term performance and the long-term interests of our shareholders. The following table provides information regarding the equity securities that may be issued under our equity compensation plans as of December 31, 2011.

Equity Compensation Plan Information(a)
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights(#)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)(#)
Equity compensation plans approved by security holders	6,302,361	(b)	$12.88	4,131,089	(c)
Equity compensation plans not approved by security holders	—		—	—

Total	6,302,361		$12.88	4,131,089

(a)	Neither of the following are included in this table: (a) Series D Preferred Stock in the Employee Stock Ownership Plan (ESOP) fund or (b) the deferred stock unit components of the Company’s 2001 Key Executive Deferred Compensation Plan.
(b)	Includes 7,475 shares issuable under the DSCP, 3,696 shares issuable under the 2003 DSCP, 5,000 shares issuable under the Director Stock Option Plan, 744,000 shares issuable under the Key Executive Stock Option Plan, and 5,542,190 shares issuable under the 2003 Plan. The Director Stock Option Plan and Key Executive Stock Option Plan have been replaced by the 2003 Plan.
(c)	As of December 31, 2011, 53,491 shares were issuable under the 2003 DSCP and 4,077,598 shares were issuable under the 2003 Plan.

See Note 13, “Shareholders Equity,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this form 10-K for additional information related to our equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning the independence of our directors, certain relationships and related transactions during 2011 and our policies with respect to such transactions is set forth under the captions “Board of Directors—Director Independence” and “Board of Directors—Board of Directors Related Transactions” in our proxy statement and is incorporated herein by reference.

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

•	Consolidated Balance Sheets as of December 31, 2011 and December 25, 2010.

•	Consolidated Statements of Operations for the years ended December 31, 2011, December 25, 2010 and December 26, 2009.

•	Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 25, 2010 and December 26, 2009.

•	Consolidated Statements of Equity for the years ended December 31, 2011, December 25, 2010 and December 26, 2009.

•	Notes to Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedules.

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
Ravichandra Saligram Chief Executive Officer

Dated: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 24, 2012.

Signature	Capacity
(i) Principal Executive Officer:

/s/ RAVICHANDRA SALIGRAM Ravichandra Saligram	Chief Executive Officer

(ii) Principal Financial Officer:

/s/ BRUCE BESANKO Bruce Besanko	Executive Vice President, Chief Financial Officer and Chief Administrative Officer

(iii) Principal Accounting Officer:

/s/ DEBORAH A. O’CONNOR Deborah A. O’Connor	Senior Vice President, Finance and Chief Accounting Officer

(iv) Directors:

/s/ V. JAMES MARINO V. James Marino	/s/ WARREN F. BRYANT Warren F. Bryant

/s/ JOSEPH M. DEPINTO Joseph M. DePinto	/s/ WILLIAM J. MONTGORIS William J. Montgoris

/s/ RAKESH GANGWAL Rakesh Gangwal	/s/ RAVICHANDRA SALIGRAM Ravichandra Saligram

/s/ FRANCESCA RUIZ DE LUZURIAGA Francesca Ruiz de Luzuriaga	/s/ DAVID M. SZYMANSKI David M. Szymanski

Consent of Independent Registered Public Accounting Firm

To the Board of Directors of OfficeMax Incorporated:

We consent to the incorporation by reference in the registration statement (No. 333-162866) on Form S-1; the registration statements (Nos. 2-72176, 33-28595, 33-21964, 33-31642, 333-105223, 333-105245, 333-37124, 333-86425, 333-86427, 333-61106, 333-113648, 333-110397, 333-150957 and 333-166880) on Form S-8; and the registration statements (Nos. 333-41033, 333-74450 and 333-86362) on Form S-3 of OfficeMax Incorporated of our report dated February 24, 2012, with respect to the consolidated balance sheets of OfficeMax Incorporated as of December 31, 2011 and December 25, 2010, and the related consolidated statements of operations, equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and the effectiveness of internal control over financial reporting as of December 31, 2011, which report appears in the December 31, 2011 annual report on Form 10-K of OfficeMax Incorporated.

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois

February 24, 2012

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed with the Annual Report on Form 10-K for the fiscal year ended December 31, 2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number		Filing Date	Filed Herewith

2.1	Asset Purchase Agreement dated July 26, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise Southern Company, Minidoka Paper Company and Forest Products Holdings, L.L.C., and Boise Land & Timber Corp.	8-K	001-05057	2		7/28/2004

3.1	Conformed Restated Certificate of Incorporation, as restated to date	S-1	333-162866	3.1.1		11/4/2010

3.2	Amended and Restated Bylaws, as amended to February 12, 2009	8-K	001-05057	3.1		2/18/2010

4.1(1)	Trust Indenture between Boise Cascade Corporation (now OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended	S-3	33-5673	4		5/13/1986

4.2	Indenture dated as of December 21, 2004 by and between OMX Timber Finance Investments II, LLC, as the Issuer and Wells Fargo Bank Northwest, N.A., as Trustee	8-K	001-05057	99.1		9/22/2009

4.3	Indenture dated as of December 21, 2004 by and between OMX Timber Finance Investments I, LLC, as the Issuer and Wells Fargo Bank Northwest, N.A., as Trustee	S-1/A	333-162866	4.4		12/14/2010

9	Inapplicable

10.1	Paper Purchase Agreement dated June 25, 2011 between Boise White Paper, L.L.C. and OfficeMax Incorporated	10-Q/A	001-05057	10.8	(10)	10/24/2011

10.2	Installment Note for $559,500,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.3		11/9/2004

10.3	Installment Note for $258,000,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Southern Company (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.4		11/9/2004

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.4	Installment Note for $817,500,000 between Boise Land & Timber II, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.5	11/9/2004

10.5	Guaranty by Wachovia Corporation dated October 29, 2004	10-Q	001-05057	10.6	11/9/2004

10.6	Guaranty by Lehman Brothers Holdings Inc. dated October 29, 2004	10-Q	001-05057	10.7	11/9/2004

10.7	Registration Rights Agreement among Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C. dated October 29, 2004	10-Q	001-05057	10.11	11/9/2004

10.8	Restructuring Agreement and Amendment No. 1 to Securityholders Agreement by and among Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C., Boise Land & Timber Corp., Forest Product Holdings, L.L.C., OfficeMax Incorporated and Kooskia Investment Corporation	8-K	001-05057	99.1	11/15/2006

10.9	Boise Cascade Holdings, L.L.C. Second Amended and Restated Operating Agreement	8-K	001-05057	99.2	11/16/2006

10.10	Securityholders Agreement among Boise Cascade Corporation (now OfficeMax incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004	10-Q	001-05057	10.14	11/9/2004

10.11	Purchase Agreement dated December 13, 2004, between OMX Timber Finance Investments I, LLC, OMX Timber Finance Investments II, LLC, OfficeMax Incorporated, Wachovia Capital Markets, LLC, and Lehman Brothers Inc.	8-K	001-05057	10.1	12/17/2004

10.12	Indemnification Agreement dated December 13, 2004, between Wachovia Corporation, Lehman Brothers Holdings Inc., OMX Timber Finance Investments I, LLC, OMX Timber Finance Investments II, LLC, OfficeMax Incorporated, Wachovia Capital Markets, LLC, Lehman Brothers Inc.	8-K	001-05057	10.2	12/17/2004

10.13†	Executive Savings Deferral Plan	8-K	001-05057	10.2	12/15/2004

10.14†	2005 Deferred Compensation Plan	8-K	001-05057	10.3	12/15/2004

10.15†	2005 Directors Deferred Compensation Plan	8-K	001-05057	10.4	12/15/2004

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.16†	Directors Compensation Summary Sheet					X

10.17†	Form of OfficeMax Incorporated Nonstatutory Stock Option Agreement	8-K	001-05057	10.1	1/6/2005

10.18†	Executive Life Insurance Program	8-K	001-05057	10.1	2/16/2005

10.18(a)†	Amendment to Executive Life Insurance Program	8-K	001-05057	—	4/21/2009

10.19†	Officer Annual Physical Program	8-K	001-05057	10.2	2/16/2005

10.19(a)†	Amendment to Officer Annual Physical Program	8-K	001-05057	—	2/16/2010

10.20†	Financial Counseling Program	8-K	001-05057	10.3	2/16/2005

10.20(a)†	Amendment to Financial Counseling Program	8-K	001-05057	—	2/16/2010

10.21†	Executive Officer Mandatory Retirement Policy	10-K	001-05057	10.31	3/16/2005

10.22†	1982 Executive Officer Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.4	3/2/2004

10.23†	Nonbusiness Use of Corporate Aircraft Policy, as amended	10-K	001-05057	10.13	3/14/1994

10.24†	Supplemental Early Retirement Plan for Executive Officers, as amended through September 26, 2003	10-K	001-05057	10.6	3/2/2004

10.25†	Boise Cascade Corporation (now OfficeMax Incorporated) Supplemental Pension Plan, as amended through September 26, 2003	10-K	001-05057	10.7	3/2/2004

10.26†	1980 Split Dollar Life Insurance Plan, as amended through September 25, 2003	10-K	001-05057	10.10	3/2/2004

10.27†	Form of Directors’ Indemnification Agreement, as revised September 26, 2003	10-K	001-05057	10.15	3/2/2004

10.28(2)†	Deferred Compensation and Benefits Trust, as amended for the Form of Sixth Amendment dated May 1, 2001	10-Q	001-05057	10	11/13/2001

10.29†	Director Stock Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.17	3/2/2004

10.30†	Directors Stock Option Plan, as amended through September 26, 2003	10-K	001-05057	10.18	3/2/2004

10.31†	2001 Key Executive Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.23	3/2/2004

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.32†	2001 Board of Directors Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.24	3/2/2004

10.33†	Key Executive Performance Unit Plan, as amended through September 26, 2003	10-K	001-05057	10.25	3/2/2004

10.34†	2003 Director Stock Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.26	3/2/2004

10.35	Amended and Restated Going Public Agreement dated as of May 17, 2005	8-K	001-05057	10.1	5/23/2005

10.36†	Amendment to the OfficeMax Incorporated 2003 Director Stock Compensation Plan	8-K	001-05057	—	2/20/2007

10.37†	Amendment to OfficeMax Incorporated Executive Savings Deferral Plan	8-K	001-05057	99.2	12/14/2005

10.38†	Form of 2006 Restricted Stock Unit Award Agreement	8-K	001-05057	10.2	2/15/2006

10.39†	Form of 2007 Directors’ Restricted Stock Unit Award Agreement	8-K	001-05057	99.3	8/1/2007

10.40	Nondisclosure and Noncompetition Agreement between OfficeMax Incorporated and Mr. Martin dated September 13, 2007	8-K	001-05057	99.4	9/19/2007

10.41†	Form of 2008 Restricted Stock Unit Award Agreement (Performance Based)	8-K	001-05057	99.2	2/26/2008

10.42†	Form of 2008 Restricted Stock Unit Award Agreement (Time Based)	10-Q	001-05057	10.3	5/7/2008

10.43†	Form of 2008 Director Restricted Stock Unit Award Agreement	8-K	001-05057	99.2	7/29/2008

10.44†	Executive Officer Severance Pay Policy	10-Q	001-05057	10.4	11/6/2008

10.45†	Form of Executive Officer Change in Control Severance Agreement	10-Q	001-05057	10.5	11/6/2008

10.46†	Amendment to OfficeMax Incorporated 2005 Directors Deferred Compensation Plan	10-Q	001-05057	10.6	11/6/2008

10.47†	Form of Amendment of OfficeMax Incorporated Executive Savings Deferral Plan	8-K	001-05057	99.1	1/28/2010

10.48†	Form of 2009 Annual Incentive Award Agreement	8-K	001-05057	99.2	2/18/2009

10.49†	Form of 2009 Restricted Stock Unit Award Agreement (Performance Based)	8-K	001-05057	99.4	2/18/2009

10.50†	Form of 2009 Nonqualified Stock Option Award Agreement	8-K	001-05057	99.5	2/18/2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.51†	Bruce Besanko Change in Control Agreement dated February 16, 2009	8-K	001-05057	99.1	3/6/2009

10.52†	Bruce Besanko Nondisclosure and Noncompetition Agreement dated March 2, 2009	8-K	001-05057	99.2	3/6/2009

10.53†	Form of 2009 Director Restricted Stock Unit Award Agreement	8-K	001-05057	99.1	7/28/2009

10.54	Contribution Agreement between OfficeMax Incorporated and Evercore Trust Company, N.A., the independent fiduciary of the Master Trust, dated November 3, 2009	8-K	001-05057	99.1	11/4/09

10.55	Registration Rights Agreement between OfficeMax Incorporated and Evercore Trust Company, N.A., the independent fiduciary of the Master Trust, dated as of November 3, 2009	8-K	001-05057	10.1	11/4/09

10.56†	Transition and Retirement Agreement between Mr. Duncan and OfficeMax Incorporated dated February 11, 2010	8-K	001-05057	99.2	2/16/2010

10.57†	Form of 2010 Nonqualified Stock Option Award Agreement	8-K	001-05057	99.5	2/16/2010

10.58†	2003 OfficeMax Incentive and Performance Plan as amended and restated effective April 14, 2010	DEF14A	001-05057	Appendix A	3/4/2010

10.59†	Form of 2010 Annual Incentive Award Agreement and form of Annual Incentive Award Agreement issued to Mr. Duncan	10-Q	001-05057	10.3	4/30/2010

10.60†	Form of 2010 Restricted Stock Unit Award Agreement (Performance Based)	10-Q	001-05057	10.4	4/30/2010

10.61†	Form of 2010 Director Restricted Stock Unit Award Agreement	8-K	001-05057	99.2	8/3/2010

10.62†	Form of 2010 Restricted Stock Unit Award Agreement (Time Based)	8-K	001-05057	99.1	8/18/2010

10.63†	Employment Agreement between OfficeMax Incorporated and Ravi Saligram dated October 13, 2010	8-K	001-05057	10.1	10/19/2010

10.64†	Form of Annual Incentive Award Agreement between OfficeMax Incorporated and Ravi Saligram	8-K	001-05057	10.2	10/19/2010

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.65†	Form of 2010 Nonqualified Stock Option Award Agreement between OfficeMax Incorporated and Ravi Saligram (first)	8-K	001-05057	10.3	10/19/2010

10.66†	Form of 2010 Nonqualified Stock Option Award Agreement between OfficeMax Incorporated and Ravi Saligram (second)	8-K	001-05057	10.4	10/19/2010

10.67†	Form of Restricted Stock Unit Award Agreement—Time-Based between OfficeMax Incorporated and Ravi Saligram	8-K	001-05057	10.5	10/19/2010

10.68†	Form of Change in Control Letter Agreement between OfficeMax Incorporated and Ravi Saligram	8-K	001-05057	10.6	10/19/2010

10.69†	Form of Nondisclosure and Fair Competition Agreement between OfficeMax Incorporated and Ravi Saligram	8-K	001-05057	10.7	10/19/2010

10.70†	Form of 2011 Annual Incentive Award Agreement	8-K	001-05057	99.1	2/15/2011

10.71†	Form of 2011 Restricted Stock Unit Award Agreement – Performance Based	8-K	001-05057	99.2	2/15/2011

10.72†	Form of 2011 Nonqualified Stock Option Award Agreement	8-K	001-05057	99.3	2/15/2011

10.73†	Change in Control Agreement dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis	8-K	001-05057	99.1	6/3/2011

10.74†	Restricted Stock Unit Award Agreement – Time Based dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis	8-K	001-05057	99.2	6/3/2011

10.75†	Restricted Stock Unit Award Agreement – Performance Based dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis (first)	8-K	001-05057	99.3	6/3/2011

10.76†	Restricted Stock Unit Award Agreement – Performance Based dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis (second)	8-K	001-05057	99.4	6/3/2011

10.77†	Nonqualified Stock Option Award Agreement dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis	8-K	001-05057	99.5	6/3/2011

10.78†	Nondisclosure and Fair Competition Agreement dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis	8-K	001-05057	99.6	6/3/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.79†	Letter Agreement dated as of May 24, 2011 issued by OfficeMax Incorporated to Mr. Michael Lewis	8-K	001-05057	99.7	6/3/2011

10.80†	Form of 2011 Director Restricted Stock Unit Award Agreement	8-K	001-05057	99.2	8/2/2011

10.81†	Change in Control Agreement dated as of August 17, 2011 between OfficeMax Incorporated and Mr. Michael MacDonald	8-K	001-05057	99.1	8/23/2011

10.82†	Nondisclosure and Fair Competition Agreement dated as of August 15, 2011 between OfficeMax Incorporated and Mr. Michael MacDonald	8-K	001-05057	99.2	8/23/2011

10.83	Second Amended and Restated Loan and Security Agreement, dated October 7, 2011, by and among the Company, certain of its subsidiaries as borrowers and guarantors, the lender parties thereto, Wells Fargo Bank, National Association as Administrative Agent, Bank of America, N.A. as Syndication Agent and JP Morgan Chase Bank, N.A. as Documentation Agent	8-K	001-05057	99.1	10/14/2011

10.84†	Change in Control Agreement dated as of July 26, 2011 between OfficeMax Incorporated and Mr. Steve Parsons	10-Q	001-05057	10.4	10/28/2011

10.85†	Nondisclosure and Fair Competition Agreement dated as of July 25, 2011 between OfficeMax Incorporated and Mr. Steve Parsons	10-Q	001-05057	10.5	10/28/2011

10.86†	Waiver of Claims and General Release dated December 19, 2011 between Mr. Vero and OfficeMax Incorporated	8-K	001-05057	99.1	12/21/2011

10.87†	Letter to Mr. Vero dated November 4, 2011	8-K	001-05057	99.2	12/21/2011

10.88†	Change in Control Agreement dated as of November 21, 2011 between OfficeMax Incorporated and Mr. Jim Barr					X

10.89†	Nondisclosure and Fair Competition Agreement dated as of November 14, 2011 between OfficeMax Incorporated and Mr. Jim Barr					X

10.90†	2011 Nonqualified Stock Option Award Agreement dated as of November 14, 2011 between OfficeMax Incorporated and Mr. Jim Barr					X

11	Inapplicable

12	Inapplicable

13	Inapplicable

14(3)	Code of Ethics

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

16	Inapplicable

18	Inapplicable

21	Significant subsidiaries of the registrant					X

22	Inapplicable

23	Consent of KPMG LLP, independent registered public accounting firm (see page 88)					X

24	Inapplicable

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated					X

†	Indicates exhibits that constitute management contracts or compensatory plans or arrangements.
(a)	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
(1)	The Trust Indenture between Boise Cascade Corporation (now known as OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended, was filed as exhibit 4 in the Registration Statement on Form S-3 No. 33-5673, filed May 13, 1986. The Trust Indenture has been supplemented on seven occasions as follows: The First Supplemental Indenture, dated December 20, 1989, was filed as exhibit 4.2 in the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 No. 33-32584, filed December 20, 1989. The Second Supplemental Indenture, dated August 1, 1990, was filed as exhibit 4.1 in our Current Report on Form 8-K filed on August 10, 1990. The Third Supplemental Indenture, dated December 5, 2001, between Boise Cascade Corporation and BNY Western Trust Company, as trustee, to the Trust Indenture dated as of October 1, 1985, between Boise Cascade Corporation and U.S. Bank Trust National Association (as successor in interest to Morgan Guaranty Trust Company of New York) was filed as exhibit 99.2 in our Current Report on Form 8-K filed on December 10, 2001. The Fourth Supplemental Indenture dated October 21, 2003, between Boise Cascade Corporation and U.S. Bank Trust National Association was filed as exhibit 4.1 in our Current Report on Form 8-K filed on October 20, 2003. The Fifth Supplemental Indenture dated September 16, 2004, among Boise Cascade Corporation, U.S. Bank Trust National Association and BNY Western Trust Company was filed as exhibit 4.1 to our Current Report on Form 8-K filed on September 22, 2004. The Sixth Supplemental Indenture dated October 29, 2004, between OfficeMax Incorporated and U.S. Bank Trust National Association was filed as exhibit 4.1 to our Current Report on Form 8-K filed on November 4, 2004. The Seventh Supplemental Indenture, made as of December 22, 2004, between OfficeMax Incorporated and U.S. Bank Trust National Association was filed as exhibit 4.1 to our Current Report on Form 8-K filed on December 22, 2004. Each of the documents referenced in this footnote is incorporated herein by reference.
(2)	The Deferred Compensation and Benefits Trust, as amended and restated as of December 13, 1996, was filed as exhibit 10.18 in our Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Amendment No. 4, dated July 29, 1999, to the Deferred Compensation and Benefits Trust was filed as exhibit 10.18 in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Amendment No. 5, dated December 6, 2000, to the Deferred Compensation and Benefits Trust was filed as exhibit 10.18 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment No. 6, dated May 1, 2001, to the Deferred Compensation and Benefits Trust was filed as exhibit 10 in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001. Each of the documents referenced in this footnote is incorporated herein by reference.
(3)	Our Code of Ethics can be found on our website investor.officemax.com by clicking on “Code of Ethics.”