Form 10-Q
period 2012-03-31
OFFICEMAX INC
filed 2012-05-08
CIK 12978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 27, 2012
Common Stock, $2.50 par value	86,574,396

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Three Months Ended
	March 31, 2012	March 26, 2011
	(unaudited)
Sales	$1,872,912	$1,863,001
Cost of goods sold and occupancy costs	1,390,136	1,388,489

Gross profit	482,776	474,512
Operating expenses
Operating, selling, and general and administrative expenses	439,662	445,900
Other operating expenses	25,266	—

Operating income	17,848	28,612
Interest expense	(18,364)	(18,767)
Interest income	10,819	11,020
Other income, net	240	38

Pre-tax income	10,543	20,903
Income tax expense	(3,629)	(7,670)

Net income attributable to OfficeMax and noncontrolling interest	6,914	13,233
Joint venture results attributable to noncontrolling interest	(1,526)	(1,330)

Net income attributable to OfficeMax	$5,388	$11,903
Preferred dividends	(530)	(537)

Net income available to OfficeMax common shareholders	$4,858	$11,366

Net income per common share
Basic	$0.06	$0.13
Diluted	$0.06	$0.13

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

(thousands)

	Three Months Ended
	March 31, 2012	March 26, 2011
	(unaudited)
Net income attributable to OfficeMax and noncontrolling interest	$6,914	$13,233
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	14,744	5,130
Pension and postretirement liability adjustment, net of tax	2,261	2,114
Unrealized hedge loss, net of tax	(84)	(310)

Other comprehensive income	16,921	6,934

Comprehensive income attributable to OfficeMax and noncontrolling interest	$23,835	$20,167

Less:
Joint venture results attributable to noncontrolling interest	$1,526	$1,330
Cumulative foreign currency translation adjustment attributable to noncontrolling interest	2,006	1,065

Joint venture comprehensive income attributable to noncontrolling interest	$3,532	$2,395

Comprehensive income attributable to OfficeMax	$20,303	$17,772

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands)

	March 31, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$501,329	$427,111
Receivables, net	549,759	558,635
Inventories	751,401	821,999
Deferred income taxes and receivables	65,017	63,382
Other current assets	67,357	67,847

Total current assets	1,934,863	1,938,974
Property and equipment:
Land and land improvements	40,243	40,245
Buildings and improvements	489,330	484,900
Machinery and equipment	790,163	783,492

Total property and equipment	1,319,736	1,308,637
Accumulated depreciation	(954,284)	(943,701)

Net property and equipment	365,452	364,936
Intangible assets, net	81,904	81,520
Investment in Boise Cascade Holdings, L.L.C.	175,000	175,000
Timber notes receivable	899,250	899,250
Deferred income taxes	352,549	370,439
Other non-current assets	246,178	239,156

Total assets	$4,055,196	$4,069,275

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	March 31, 2012	December 31, 2011
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$40,670	$38,867
Accounts payable	612,556	654,918
Income tax payable	5,217	9,553
Accrued expenses and other current liabilities:
Compensation and benefits	99,236	101,516
Other	222,336	208,447

Total current liabilities	980,015	1,013,301
Long-term debt, less current portion	228,631	229,323
Non-recourse debt	1,470,000	1,470,000
Other long-term items:
Compensation and benefits obligations	389,744	393,293
Deferred gain on sale of assets	179,757	179,757
Other long-term liabilities	181,478	182,685
Noncontrolling interest in joint venture	35,661	31,923
Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 638,353 and 638,353 shares outstanding	28,726	28,726
Common stock—$2.50 par value; 200,000,000 shares authorized; 86,574,354 and 86,158,662 shares outstanding	216,440	215,397
Additional paid-in capital	1,016,015	1,015,374
Accumulated deficit	(496,525)	(500,843)
Accumulated other comprehensive loss	(174,746)	(189,661)

Total OfficeMax shareholders’ equity	589,910	568,993

Total liabilities and shareholders’ equity	$4,055,196	$4,069,275

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(thousands)

	Three Months Ended
	March 31, 2012	March 26, 2011
	(unaudited)
Cash provided by operations:
Net income attributable to OfficeMax and noncontrolling interest	$6,914	$13,233
Non-cash items in net income:
Dividend income from investment in Boise Cascade Holdings, L.L.C.	(2,074)	(1,897)
Depreciation and amortization	19,091	20,918
Pension and other postretirement benefits expense	180	1,982
Other	27,239	5,830
Changes in operating assets and liabilities:
Receivables	25,580	996
Inventories	79,894	98,538
Accounts payable and accrued liabilities	(51,069)	(128,296)
Current and deferred income taxes	(1,540)	4,312
Other	(17,707)	(14,745)

Cash provided by operations	86,508	871

Cash provided by (used for) investment:
Expenditures for property and equipment	(15,532)	(17,012)
Proceeds from sales of assets, net	1,591	72

Cash used for investment	(13,941)	(16,940)

Cash provided by (used for) financing:
Cash dividends paid—preferred stock	—	(1,142)
Borrowings of short-term debt, net	1,485	1,336
Payments of long-term debt	(989)	(1,062)
Purchase of preferred stock	—	(273)
Proceeds from exercise of stock options	196	1,803
Payments related to other share-based compensation	(1,117)	(4,404)
Other	67	11

Cash used for financing	(358)	(3,731)

Effect of exchange rates on cash and cash equivalents	2,009	1,565
Increase (decrease) in cash and cash equivalents	74,218	(18,235)

Balance at beginning of the period	427,111	462,326

Balance at end of the period	$501,329	$444,091

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

The accompanying quarterly consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries, except our 88%-owned subsidiary that formerly owned assets in Cuba that were confiscated by the Cuban government in the 1960s, which is accounted for as an investment due to various asset restrictions. We also consolidate the variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements are for the thirteen-week period ended on March 31, 2012 (also referred to as the “first quarter of 2012” or the “three months ended March 31, 2012”) and the thirteen-week period ended on March 26, 2011 (also referred to as the “first quarter of 2011” or the “three months ended March 26, 2011”). The Company’s fiscal year ends on the last Saturday in December. Due primarily to statutory reporting requirements, the Company’s international businesses maintain December 31 year-ends and end their quarters on the last calendar day of the month, with our majority-owned joint venture in Mexico reporting one month in arrears. Fiscal year 2012 will include 52 weeks for our U.S. businesses, while fiscal year 2011 included 53 weeks for our U.S. businesses.

The Company manages its business using three reportable segments: OfficeMax, Contract (“Contract segment” or “Contract”); OfficeMax, Retail (“Retail segment” or “Retail”); and Corporate and Other. Management reviews the performance of the Company based on these segments. We present information pertaining to our segments in Note 12, “Segment Information”.

The Company has prepared the quarterly consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those SEC rules and regulations. These quarterly consolidated financial statements should be read together with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Recently Issued or Newly Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board issued guidance which established disclosure requirements for other comprehensive income. The guidance requires the reporting of components of other comprehensive income and components of net income together as components of total comprehensive income, and is effective for periods beginning on or after December 15, 2011. We adopted the guidance effective with our financial statements for the first quarter of 2012. The adoption of this guidance affects the presentation of certain elements of the Company’s financial statements, but these changes in presentation did not have an impact on the amounts reported in our financial statements.

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

During the first three months of 2012, we recorded facility closure charges of $25.3 million in our Retail segment primarily related to the closure of 15 underperforming domestic stores prior to the end of their lease terms. There were no such charges recorded in the first quarter of 2011.

Facility closure reserve account activity during the first three months of 2012 was as follows:

Total
(thousands)
Balance at December 31, 2011	$49,075
Charges related to stores closed in 2012	25,266
Transfer of deferred rent and other balances	1,275
Cash payments	(3,813)
Accretion	678

Balance at March 31, 2012	$72,481

Reserve balances were classified in the Consolidated Balance Sheets as follows:

March 31, 2012
(thousands)
Accrued expenses and other current liabilities - Other	$18,425
Other long-term liabilities	54,056

Total	$72,481

At March 31, 2012, the facilities closure reserve consisted of the following:

Total
(thousands)
Estimated future lease obligations	$134,135
Less: anticipated sublease income	(61,654)

Total	$72,481

3. Severance and Other Charges

Over the past few years, we have incurred significant charges related to Company personnel restructuring and reorganizations. These charges were included in other operating expenses in the Consolidated Statements of Operations. There were no such charges in the first quarters of 2012 or 2011.

As of March 31, 2012, $4.4 million of the prior-year severance charges remain unpaid and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

Lehman’s disclosure statement on its Chapter 11 Plan (the “Disclosure Statement”) was confirmed by the United States Bankruptcy Court for the Southern District of New York on December 6, 2011. The Disclosure Statement provides a range of estimated recoveries for various classes of unsecured creditors of Lehman. Pursuant to a stipulation entered into on October 7, 2011 and approved by the bankruptcy court on December 14, 2011, the claim of the Securitization Note holders through the Note Issuers will be treated as a class 3 senior unsecured claim (estimated to recover at a rate of approximately 21.1% under the Chapter 11 Plan) rather than falling into any other class of claims. Due to this categorization, the status of the bankruptcy proceedings, and based on information in the Disclosure Statement, it appears that Securitization Note holders may recover at a potential rate within the range of 17% to 20%. However, uncertainties exist as to the actual recovery that will ultimately be received on the claim. The disposition of a related claim of the Securitization Note holders through us on the guaranty may result in an additional recovery and the funds available for claimants will depend on Lehman’s ongoing claims resolution process, the establishment of reserves for unresolved claims, and the value of the assets Lehman is able to liquidate. Due to these uncertainties and other factors, we have not increased our assumed recovery rate or the carrying value of the Lehman Guaranteed Installment Note. An initial distribution of approximately $50 million on the claim through the Note Issuers was received from Lehman by the Note Issuers during April of 2012, and will ultimately be distributed to the note holders. Further distributions are

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

expected to occur over a several-year period. Going forward, we intend to adjust the carrying value of the Lehman Guaranteed Installment Note as further information regarding the Securitization Note holders share of the proceeds, if any, from the Lehman bankruptcy estate becomes available. Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty, and any proceeds we receive from the bankruptcy will be distributed to the Securitization Note holders. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been extinguished. The liability will be extinguished when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders. We expect that this will occur when the remaining guaranty claim of the Securitization Note holders in the bankruptcy is resolved and as the Lehman assets are in the process of distribution. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman ($735.0 million at March 31, 2012) and the carrying value of the Lehman Guaranteed Installment Note ($81.8 million at March 31, 2012) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

Any discussion of the Lehman bankruptcy in this document is strictly based on factual observations from the bankruptcy cases and should not be interpreted as constituting legal analysis of or admission as to the ultimate allowances of our claim based on the Lehman Guaranteed Installment Note or any Note Issuers’ claim based on Collateral Notes, or the interplay thereof.

At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability until 2020 ($529 million at March 31, 2012), the maturity date for the Installment Notes. Due to the Lehman bankruptcy and note defaults, the recognition of the Lehman portion of the gain will be triggered in full when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders. When partial payments are received, the gain will be recognized on a pro rata basis. We expect to reduce estimated cash payments due by utilizing our available alternative minimum tax credits.

Through March 31, 2012, we have received all payments due under the Installment Notes guaranteed by Wachovia (the “Wachovia Guaranteed Installment Notes”), which have consisted only of interest due on the notes, and made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Notes are current and we have no reason to believe that we will not be able to collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Notes, the notes are stated in our Consolidated Balance Sheets at their original principal amount of $817.5 million. The Installment Notes and Securitization Notes are scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Installment Notes.

5. Net Income Per Common Share

Basic net income per share is calculated using net earnings available to holders of our common stock divided by the weighted average number of shares of common stock outstanding during the applicable periods presented. Diluted net income per share is similar to basic net income per share except that the weighted average number of shares of common stock outstanding is increased to include, if their inclusion is dilutive, the number of additional shares of common stock that would have been outstanding assuming the issuance of all potentially dilutive shares, such as common stock to be issued upon exercise of options, the vesting of non-vested restricted

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

shares, and the conversion of outstanding preferred stock. Net income per common share was determined by dividing net income, as adjusted, by weighted average shares outstanding as follows:

	Three Months Ended
	March 31, 2012	March 26, 2011
	(thousands, except per- share amounts)
Net income available to OfficeMax common shareholders	$4,858	$11,366

Average shares—basic(a)	86,341	85,368
Restricted stock, stock options and other(b)	985	1,059

Average shares—diluted	87,326	86,427
Net income available to OfficeMax common shareholders per common share:
Basic	$0.06	$0.13
Diluted	$0.06	$0.13

(a)	The assumed conversion of outstanding preferred stock was anti-dilutive in all periods presented, and therefore no adjustment was required to determine diluted income from continuing operations or average shares-diluted.
(b)	Options to purchase 3.3 million and 3.0 million shares of common stock were outstanding during the first three months of 2012 and 2011, respectively, but were not included in the computation of diluted income per common share because the impact would have been anti-dilutive as the option price was higher than the average market price during the year.

6. Income Taxes

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

As discussed in Note 4, “Timber Notes/Non-Recourse Debt,” at the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability until 2020 ($529 million at March 31, 2012), the maturity date for the Installment Notes. Due to the Lehman bankruptcy and note defaults, the recognition of the Lehman portion of the gain will be triggered in full when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders. When partial payments are received, the gain will be recognized on a pro rata basis. We expect to reduce estimated cash payments due by utilizing our available alternative minimum tax credits.

As of March 31, 2012, the Company had $9.7 million of total unrecognized tax benefits, $6.8 million of which would affect the Company’s effective tax rate if recognized. During the first quarter, the reserve was reduced for tax positions related to the capitalization of certain costs that were determined more likely than not to be realized. Any adjustments would result from the effective settlement of tax positions with various tax authorities. The Company does not anticipate any tax settlements to occur within the next twelve months. The reconciliation of the beginning and ending unrecognized tax benefits is as follows:

Amount
(thousands)
Unrecognized gross tax benefits balance at December 31, 2011	$21,172
Increase related to prior year tax positions	14
Decrease related to prior year tax positions	(11,453)

Unrecognized tax benefits balance at March 31, 2012	$9,733

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

During the first three months of 2012 and 2011, cash payments, net of refunds received, for income taxes were as follows:

	2012	2011
	(thousands)
Cash tax payments, net	$5,169	$3,358

7. Investment in Boise Cascade Holdings, L.L.C.

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

The non-voting securities of Boise Cascade Holdings, L.L.C. accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June and December. The Company recognized dividend income on this investment of $2.1 million and $1.9 million during the first three months of 2012 and 2011, respectively, in the Corporate and Other segment. The dividend receivable was $40.1 million and $38.0 million at March 31, 2012 and December 31, 2011, respectively, and was recorded in the Corporate and Other segment in other non-current assets in the Consolidated Balance Sheets.

8. Debt

Credit Agreements

On October 7, 2011, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “North American Credit Agreement”) with a group of banks. The North American Credit Agreement amended both our existing credit agreement that we were a party to along with certain of our subsidiaries in the U.S. (the “U.S. Credit Agreement”) and our existing credit agreement to which our subsidiary in Canada was a party (the “Canadian Credit Agreement”) and consolidated them into a single credit agreement. The North American Credit Agreement permits the Company to borrow up to a maximum of $650 million (U.S. dollars), of which $50 million is allocated to the Company’s Canadian subsidiary and $600 million is allocated to the Company and its other participating U.S. subsidiaries, in each case subject to a borrowing base calculation that limits availability to a percentage of eligible trade and credit card receivables plus a percentage of the value of eligible inventory less certain reserves. The North American Credit Agreement may be increased (up to a maximum of $850 million) at the Company’s request and the approval of the lenders participating in the increase, or may be reduced from time to time at the Company’s request, in each case according to the terms detailed in the North American Credit Agreement. Letters of credit, which may be issued under the North American Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. At the end of the first quarter of 2012, the Company was in compliance with all covenants under the North American Credit Agreement. The North American Credit Agreement will expire on October 7, 2016.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Borrowings under the North American Credit Agreement are subject to interest at rates based on either the prime rate, the federal funds rate, LIBOR or the Canadian Dealer Offered Rate. An additional percentage, which varies depending on the level of average borrowing availability, is added to the applicable rates. Fees on letters of credit issued under the North American Credit Agreement are charged at rates between 1.25% and 2.25% depending on the type of letter of credit (i.e., stand-by or commercial) and the level of average borrowing availability. The Company is also charged an unused line fee of between 0.375% and 0.5% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit. The fees on letters of credit were 1.75% and the unused line fee was 0.5% at the end of the first quarter of 2012. Thereafter, the rate will vary depending on the level of average borrowing availability and type of letters of credit.

Availability under the North American Credit Agreement at the end of the first quarter of 2012 was as follows:

Total
(millions)
Maximum aggregate available borrowing amount	$632.1
Less: Stand-by letters of credit	(51.5)

Amount available for borrowing at March 31, 2012	$580.6

On March 15, 2010, the Company’s five wholly-owned subsidiaries based in Australia and New Zealand entered into a Facility Agreement (the “Australia/New Zealand Credit Agreement”) with a financial institution based in those countries. The Australia/New Zealand Credit Agreement permitted the subsidiaries in Australia and New Zealand to borrow up to a maximum of A$80 million subject to a borrowing base calculation that limited availability to a percentage of eligible accounts receivable plus a percentage of the value of certain owned properties, less certain reserves. During the first quarter of 2012, the Company exercised its option to terminate the Australia/New Zealand Credit Agreement effective March 30, 2012.

There were no borrowings under the Company’s credit agreements during the first quarter of 2012.

Other

At the end of the first quarter of 2012, Grupo OfficeMax, our 51%-owned joint venture in Mexico, had total outstanding borrowings of $9.7 million. This included $4.7 million outstanding under a 60-month installment note due in the first quarter of 2014 and $3.4 million outstanding under a 54-month installment note due in the third quarter of 2014. Payments on the installment loans are made monthly. The remaining $1.6 million of borrowings is a simple revolving loan. Recourse on the Grupo OfficeMax loans is limited to Grupo OfficeMax. The installment loan maturing in the third quarter of 2014 is secured by certain owned property of Grupo OfficeMax. All other Grupo OfficeMax loan facilities are unsecured.

Cash Paid for Interest

Cash payments for interest, net of interest capitalized and including interest payments related to the Securitization Notes, were $4.8 million and $5.3 million for the first three months of 2012 and 2011, respectively. Cash interest payments made on the Securitization Notes are completely offset by interest payments received on the Installment Notes.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

9. Financial Instruments, Derivatives and Hedging Activities

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (non-derivatives), short-term borrowings and trade accounts payable approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at March 31, 2012 and December 31, 2011. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	March 31, 2012
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable
Wachovia	$—	$959,592	$—	$959,592	$817,500
Lehman	$—	$—	$81,750	$81,750	$81,750

Financial liabilities:
Recourse debt	$—	$249,526	$—	$249,526	$269,301
Non-recourse debt
Wachovia	$—	$872,207	$—	$872,207	$735,000
Lehman	$—	$—	$81,750	$81,750	$735,000

	December 31, 2011
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable
Wachovia	$—	$943,706	$—	$943,706	$817,500
Lehman	$—	$—	$81,750	$81,750	$81,750

Financial liabilities:
Recourse debt	$62,293	$178,461	$—	$240,754	$268,190
Non-recourse debt
Wachovia	$—	$858,779	$—	$858,779	$735,000
Lehman	$—	$—	$81,750	$81,750	$735,000

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

Level 3: Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable thus reflecting assumptions about the market participants.

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

During the first three months of 2012, there were no significant changes to the techniques used to measure fair value. Other than routine borrowings and payments of recourse debt, there were no changes to the financial instruments for which fair value is being calculated. Any changes in the level of inputs for recourse debt is due to the existence or nonexistence of trades on the measurement date from which to obtain unadjusted quoted prices.

Derivatives and Hedging Activities

Changes in foreign currency exchange rates expose the Company to financial market risk. The Company occasionally uses derivative financial instruments, such as forward exchange contracts, to manage its exposure associated with commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. The Company does not enter into derivative instruments for any other purpose. The Company does not speculate using derivative instruments. The fair values of derivative financial instruments were not material at the end of the first quarter of 2012 or at 2011 fiscal year-end.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

10. Retirement and Benefit Plans

Components of Net Periodic Benefit Cost (Income)

The following represents the components of net periodic pension and other postretirement benefit costs (income) which are recorded in operating, selling and general and administrative expense in the Consolidated Statements of Operations:

	Three Months Ended
	Pension Benefits		Other Benefits
	March 31, 2012	March 26, 2011	March 31, 2012	March 26, 2011
	(thousands)
Service cost	$943	$639	$73	$96
Interest cost	16,158	17,542	235	301
Expected return on plan assets	(20,773)	(20,105)	—	—
Recognized actuarial loss	4,491	4,427	55	84
Amortization of prior service credits	—	—	(1,002)	(1,002)

Net periodic benefit cost (income)	$819	$2,503	$(639)	$(521)

Cash Flows

The Company expects to fund the minimum pension contribution requirement for 2012 of approximately $30 million with cash. As of March 31, 2012, $4.5 million in cash has been contributed.

11. Share-Based Compensation

The Company sponsors several share-based compensation plans. The Company recognizes compensation expense from all share-based payment transactions with employees in the consolidated financial statements based on grant date fair value. Pre-tax compensation expenses related to the Company’s share-based plans was $2.8 million and $5.4 million for the first three months of 2012 and 2011, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $1.1 million and $2.1 million for the first three months of 2012 and 2011, respectively.

Restricted Stock and Restricted Stock Units

The Company recognizes compensation expense related to restricted stock and Restricted Stock Unit (“RSU”) awards over the vesting periods based on the awards’ grant date fair values. The Company calculates the grant date fair value of the RSU awards by multiplying the number of RSUs by the closing price of the Company’s common stock on the grant date. If these awards contain performance criteria the grant date fair value is set assuming performance at target, and management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. Pre-tax compensation expense related to restricted stock and RSU awards was $0.7 million and $2.5 million for the first three months of 2012 and 2011, respectively. The remaining compensation expense to be recognized related to outstanding restricted stock and RSUs, net of estimated forfeitures, is approximately $2.3 million. The remaining compensation expense is to be recognized through the first quarter of 2015.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

A summary of restricted stock and RSU activity for the first three months of 2012 is presented in the following table:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, December 31, 2011	1,488,250	$12.15
Granted	446,032	6.24
Vested	(576,471)	7.91
Forfeited	(12,897)	13.73

Nonvested, March 31, 2012	1,344,914	$11.99

Stock Options

The Company’s stock options are issued with an exercise price equal to fair market value on the grant date and typically expire within seven years of the grant date. Stock options granted under the OfficeMax Incentive and Performance Plan generally vest over a three year period. Pre-tax compensation expense related to stock options was $2.1 million and $2.9 million for the first three months of 2012 and 2011, respectively. The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is approximately $11.1 million. The remaining compensation expense is to be recognized through the first quarter of 2015.

A summary of stock option activity for the first three months of 2012 is presented in the following table:

	Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2011	4,816,552	$16.86
Options granted	1,830,690	5.58
Options exercised	(40,767)	4.80
Options forfeited and expired	(682,194)	32.60

Balance at March 31, 2012	5,924,281	$11.64

Exercisable at March 31, 2012	2,283,627
Weighted average fair value of options granted (Black-Scholes)	$3.19

The following table provides summarized information about stock options outstanding at March 31, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50 – $3.00	11,171	—	$2.50	11,171	$2.50
$4.00 – $7.00	2,972,774	6.0	5.35	817,644	4.72
$10.00 – $16.00	776,400	5.0	14.11	471,181	14.51
$16.00 – $17.00	796,836	5.9	16.86	266,531	16.86
$18.00 – $19.00	975,000	5.6	18.15	325,000	18.15
$24.00 – $37.00	392,100	0.4	27.88	392,100	27.88

At March 31, 2012, the aggregate intrinsic value was $1.2 million for outstanding stock options and $0.9 million for those stock options that were exercisable. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company’s closing stock price on the last trading day of the first quarter of 2012 and the exercise price, multiplied by the number of in-the-money stock options at the end of the quarter).

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

During the first three months of 2012, the Company granted stock options for 1,830,690 shares of our common stock and estimated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 1.42%, expected life of 4.5 years and expected stock price volatility of 72.52%.

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

Contract distributes a broad line of items for the office, including office supplies and paper, technology products and solutions, print and document services and office furniture. Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Australia and New Zealand, through office products stores. Substantially all products sold by Contract are purchased from third-party manufacturers or industry wholesalers. Contract purchases office papers for its businesses in the U.S., Canada, and Puerto Rico primarily from Boise White Paper, L.L.C., under a paper supply contract entered into on June 25, 2011.

Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions and office furniture. In addition, this segment contracts with large national retail chains to supply office and school supplies to be sold in their stores. Retail office supply stores feature OfficeMax ImPress, an in-store module devoted to print-for-pay and related services. Retail has operations in the United States, Puerto Rico and the U.S. Virgin Islands. The retail segment also operates office products stores in Mexico through a 51%-owned joint venture. Substantially all products sold by Retail are purchased from third-party manufacturers or industry wholesalers. Retail purchases office papers for its U.S. businesses primarily from Boise White Paper, L.L.C., under the paper supply contract described above.

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

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

The following tables contain details of the Company’s operations by segment:

	Sales	Segment income (expense)	Other operating expense	Operating income (loss)
	(thousands)
Three months ended March 31, 2012
Contract	$960,583	$27,086	$—	$27,086
Retail	912,329	22,825	(25,266)	(2,441)
Corporate and Other	—	(6,797)	—	(6,797)

Total	$1,872,912	$43,114	$(25,266)	$17,848

Three months ended March 26, 2011
Contract	$925,672	$9,005	$—	$9,005
Retail	937,329	25,620	—	25,620
Corporate and Other	—	(6,013)	—	(6,013)

Total	$1,863,001	$28,612	$—	$28,612

Interest expense, interest income, and other income, net are not recorded by segments.

13. Shareholders’ Equity and Noncontrolling Interest

The following table reflects changes in shareholders’ equity and noncontrolling interest for the first three months of 2012.

	Shareholders’ Equity	Noncontrolling Interest
	(thousands)
Balance at December 31, 2011	$568,993	$31,923
Comprehensive income:
Net income attributable to OfficeMax and noncontrolling interest	5,388	1,526
Other comprehensive income:
Foreign currency translation adjustments	12,738	2,006
Amortization of unrecognized retirement and benefit costs, net of tax	2,261	—
Unrealized hedge loss adjustment, net of tax	(84)	—

Comprehensive income attributable to OfficeMax and noncontrolling interest	20,303	3,532
Preferred stock dividends	(1,059)	—
Stock-based compensation	1,883	—
Non-controlling interest fair value adjustment	(199)	199
Other	(11)	7

Balance at March 31, 2012	$589,910	$35,661

14. Commitments and Guarantees

Commitments

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the first quarter of 2012, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $35.1 million. This represents an increase in the estimated purchase price from the end of the prior fiscal year. As the estimated purchase price was greater than the carrying value of the noncontrolling interest as of the end of the quarter, the Company increased the noncontrolling interest to the estimated purchase price, with the offset recorded to additional paid-in capital.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains statements about our future financial performance. These statements are only predictions. Our actual results may differ materially from these predictions. In evaluating these statements, you should review “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 31, 2011, including “Cautionary and Forward-Looking Statements.”

Overall Summary

Sales for the first quarter of 2012 were $1,872.9 million, compared to $1,863.0 million for the first quarter of 2011, an increase of 0.5%. On a local currency basis, sales increased 0.4%. In the first quarter of 2012, the U.S. did not experience as severe weather as in the first quarter of 2011. This less severe weather favorably impacted sales by approximately 1% in the first quarter of 2012 compared to the first quarter of 2011 for both the Contract and Retail segments as well as the Company as a whole. Gross profit margin increased by 0.3% of sales (30 basis points) to 25.8% of sales in the first quarter of 2012 compared to 25.5% of sales in the first quarter of 2011, as lower occupancy costs were partially offset by increased delivery expense from higher fuel costs and slightly lower customer margins. Operating, selling and general and administrative expenses declined during the first quarter of 2012 compared to the first quarter of 2011 due to lower payroll and benefit expense as well as lower advertising and marketing expenses, which were partially offset by a first quarter of 2011 favorable income item related to our company owned life insurance policies (“COLI policies”). We reported operating income of $17.8 million in the first quarter of 2012 compared to $28.6 million in the first quarter of 2011. As noted in the discussion and analysis that follows, our operating results were impacted by a significant item in the first quarter of 2012 consisting of charges for store closures. There were no significant items in the first quarter of 2011. If we eliminate this item, our adjusted operating income for the first quarter of 2012 was $43.1 million compared to an adjusted operating income of $28.6 million for the first quarter of 2011. The reported net income available to OfficeMax common shareholders was $4.9 million, or $0.06 per diluted share, in the first quarter of 2012 compared to $11.4 million, or $0.13 per diluted share, in the first quarter of 2011. If we eliminate the impact of the significant item from 2012, adjusted net income available to OfficeMax common shareholders for the first quarter of 2012 was $20.3 million, or $0.23 per diluted share, compared to $11.4 million, or $0.13 per diluted share, for the first quarter of 2011.

Results of Operations, Consolidated

($ in thousands)

	Three Months Ended
	March 31, 2012	March 26, 2011
Sales	$1,872,912	$1,863,001
Gross profit	482,776	474,512
Operating, selling and general and administrative expenses	439,662	445,900
Other operating expenses	25,266	—

Total operating expenses	$464,928	$445,900
Operating income	$17,848	$28,612
Net income available to OfficeMax common shareholders	$4,858	$11,366
Gross profit margin	25.8%	25.5%
Operating, selling and general and administrative expenses
Percentage of sales	23.5%	24.0%

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

	Non-GAAP Reconciliation
	Three Months Ended March 31, 2012(a)
	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(millions, except per-share amounts)
As reported	$17,848	$4,858	$0.06
Store closure charges	25,266	15,437	0.18

As adjusted	$43,114	$20,295	$0.23

(a)	Totals may not foot due to rounding.

These items are described in more detail in this Management’s Discussion and Analysis.

At the end of the first quarter of 2012, we had $501.3 million in cash and cash equivalents and $580.6 million in available (unused) borrowing capacity under our revolving credit facility. We had outstanding recourse debt of $269.3 million (both current and long-term) and non-recourse obligations of $1,470.0 million related to the timber securitization notes. There is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged installment notes receivable and underlying guarantees. There were no borrowings on our revolving credit facilities in the first quarter of 2012.

For the first three months of 2012, operations provided $86.5 million of cash, while investing (including systems and infrastructure investments) and financing used $13.9 million and $0.4 million, respectively.

Outlook

Based on the current environment and the results of the first quarter of 2012, we expect that total sales for the second quarter will be flat to slightly lower as compared to the second quarter of 2011, including the impact of foreign currency translation. Additionally, we expect that for the second quarter of 2012, adjusted operating income margin rates will be approximately in line with the 1.1% for the prior year period, reflecting minimal incentive compensation expense in the second quarter of 2011. For the full year 2012, we expect that total sales will be flat to slightly higher than the prior year, including the projected favorable impact of foreign currency translation in 2012 and excluding the benefit of the additional week in 2011 which generated $86 million in sales. We expect that for the full year, the adjusted operating income margin rate will be approximately in line with, to slightly higher than, the 1.7% rate for the full year of 2011.

We anticipate cash flow from operations to exceed those for capital expenditures. We expect capital expenditures to be approximately $75 million to $100 million, primarily related to technology, ecommerce and infrastructure investments and upgrades as well as growth and profitability initiatives.

Operating Results

Sales for the first quarter of 2012 increased 0.5% to $1,872.9 million from $1,863.0 million for the first quarter of 2011, which included the impact of favorable currency exchange rates relating to our international subsidiaries. On a local currency basis, sales increased 0.4%. Fiscal year 2011 contained an extra week for our domestic businesses which resulted in a shift in the calendar weeks that are included in each year’s fiscal quarter. After adjusting for the impact of the change in foreign exchange rates, the impact of stores closed and opened during 2011 and 2012 and this shift in weeks for our U.S. businesses, sales for the first quarter of 2012 increased 0.2%. Same-store sales in local currencies declined 1.5% in our Retail segment, while sales in our Contract segment increased 1.8% in local currencies, after adjusting for the shift in weeks resulting from the extra week in 2011. In the first quarter of 2012, the U.S. did not experience as severe weather as in the first quarter of 2011. This less severe weather favorably impacted sales by approximately 1% in the first quarter of 2012 compared to the first quarter of 2011 for both the Contract and Retail segments as well as the Company as a whole.

Gross profit margin increased by 0.3% of sales (30 basis points) to 25.8% of sales in the first quarter of 2012 compared to 25.5% of sales in the first quarter of 2011. Gross profit margins increased in both our Contract and Retail segments reflecting lower occupancy costs in both segments and lower inventory shrinkage expense in our Retail segment. These increases were partially offset by increased delivery expense in both segments from higher fuel costs and slightly lower overall customer margin rates in our Retail segment.

Operating, selling and general and administrative expenses declined $6.2 million in the first quarter of 2012 compared to the first quarter of 2011, and decreased 0.5% of sales to 23.5% of sales in the first quarter of 2012 from 24.0% of sales in the first quarter of 2011, as lower payroll and benefit expenses from reorganizations and stores closures and lower advertising and marketing expenses, were partially offset by a first quarter of 2011 favorable income item related to our COLI policies. Incentive compensation expense for the first quarter of 2012 was comparable to the first quarter of 2011.

As noted above, our results for the first quarter of 2012 included the following significant item in the first quarter of 2012 compared to the first quarter of 2011.

•

A charge recorded in our Retail segment of $25.3 million related to store closures in the U.S. which was included in other operating expenses in the Consolidated Statements of Operations and which reduced net income by $15.4 million, or $0.18 per diluted share.

Interest income was $10.8 million and $11.0 million for the first quarter of 2012 and 2011, respectively. Interest expense was $18.4 million and $18.8 million in the first quarters of 2012 and 2011, respectively.

For the first quarter of 2012, we recognized income tax expense of $3.6 million on pre-tax income of $10.5 million (effective tax expense rate of 34.4%) compared to income tax expense of $7.7 million on pre-tax income of $20.9 million (effective tax expense rate of 36.7%) for the first quarter of 2011. The effective tax rate in both years was impacted by the effects of state income taxes, income items not subject to tax, non-deductible expenses and the mix of domestic and foreign sources of income.

We reported net income attributable to OfficeMax and noncontrolling interest of $6.9 million and $13.2 million for the first quarters of 2012 and 2011, respectively. After adjusting for joint venture earnings attributable to noncontrolling interest and preferred dividends, we reported net income available to OfficeMax common shareholders of $4.9 million, or $0.06 per diluted share, and $11.4 million, or $0.13 per diluted share, for the first quarters of 2012 and 2011, respectively. Adjusted net income available to OfficeMax common shareholders, as discussed above, was $20.3 million, or $0.23 per diluted share, for the first quarter of 2012, while the adjusted net income available to OfficeMax common shareholders for the first quarter of 2011 was $11.4 million, or $0.13 per diluted share.

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

Contract

($ in thousands)

	Three Months Ended
	March 31, 2012	March 26, 2011
Sales	$960,583	$925,672
Gross profit	215,260	205,489
Gross profit margin	22.4%	22.2%
Operating, selling and general and administrative expenses	188,174	196,484
Percentage of sales	19.6%	21.2%

Segment income	$27,086	$9,005
Percentage of sales	2.8%	1.0%

Sales by product line
Office supplies and paper	$551,234	$541,403
Technology products	307,625	291,064
Office furniture	101,724	93,205

Sales by geography
United States	$642,136	$608,229
International	318,447	317,443
Sales growth	3.8%	(3.9)%

Contract segment sales for the first quarter of 2012 increased 3.8% (2.8% in local currencies) to $960.6 million from $925.7 million for 2011. Fiscal 2011 contained an extra week for our domestic businesses which resulted in a shift in the calendar weeks that are included in each year’s fiscal quarter. In addition, the U.S. experienced less severe weather in the first quarter of 2012 compared to 2011. U.S. sales increased 5.6% (2.7% after adjusting for the shift in weeks and the severe weather). Sales to newly acquired customers outpaced reduced sales due to lost customers, but were partially offset by a 2.9% decline in sales to existing customers. The 2.9% decline rate in sales to existing customers was an improvement from the decline rates of 6.4% and 3.6% in the third and fourth quarters of 2011, respectively. International sales increased 0.3% due to the favorable impact of the change in foreign exchange rates and declined 2.4% on a local currency basis in the first quarter of 2012 due to increased competitive pressures.

Contract segment gross profit margin increased 0.2% of sales (20 basis points) to 22.4% of sales for the first quarter of 2012 compared to 22.2% of sales for the first quarter of the previous year. The gross profit margins increased for both our U.S. and international Contract businesses. In the U.S. the improvement was due to lower occupancy expenses from the closure of three distribution centers in 2011 and modest increases in customer margins which were partially offset by increased freight and delivery expenses from higher fuel costs in the first quarter of 2012. The increase in the international businesses was primarily due to a strong back-to-school season in Australia, higher customer margins in Canada and lower occupancy expenses, which were partially offset by increased delivery expense.

Contract segment operating, selling and general and administrative expenses decreased $8.3 million and decreased 1.6% of sales to 19.6% of sales for the first quarter of 2012 from 21.2% of sales in the first quarter of 2011. The decrease was primarily due to lower payroll and benefit expense due to reorganizations and facility closures in 2011 and lower marketing expense in 2012.

Contract segment income was $27.1 million, or 2.8% of sales, for the first quarter of 2012, compared to $9.0 million, or 1.0% of sales, for the first quarter of 2011. The increase in segment income was attributable to the increased sales, the higher gross profit margin and the lower operating, selling and general and administrative expenses.

Retail

($ in thousands)

	Three Months Ended
	March 31, 2012	March 26, 2011
Sales	$912,329	$937,329
Gross profit	267,516	269,023
Gross profit margin	29.3%	28.7%
Operating, selling and general and administrative expenses	244,691	243,403
Percentage of sales	26.8%	26.0%

Segment income	$22,825	$25,620
Percentage of sales	2.5%	2.7%

Sales by product line
Office supplies and paper	$376,330	$375,803
Technology products	479,249	503,825
Office furniture	56,750	57,701

Sales by geography
United States	$847,376	$869,727
International	64,953	67,602
Sales growth	(2.7)%	(1.8)%
Same-location sales growth	(2.1)%	(1.2)%

Retail segment sales for 2012 decreased by 2.7% (2.1% on a local currency basis) to $912.3 million from $937.3 million for the first quarter of 2011, reflecting reduced store traffic and store closures. In the first quarter of 2012, the U.S. did not experience as severe weather as in the first quarter of 2011. This less severe weather favorably impacted sales by approximately 1% in the first quarter of 2012 compared to the first quarter of 2011. U.S. same-store sales declined 1.7% for the first quarter of 2012 primarily due to lower store traffic and reduced technology sales, as average ticket amounts were flat compared to the first quarter of the prior year. Mexico same-store sales for the first quarter of 2012 increased 0.6% on a local currency basis year-over-year. We ended the first quarter of 2012 with 958 stores. In the U.S., we closed 23 retail stores during the first quarter of 2012 and opened one, ending the quarter with 874 retail stores, while Grupo OfficeMax, our majority-owned joint venture in Mexico, opened two stores during the first quarter of 2012 and closed none, ending the quarter with 84 retail stores.

Retail segment gross profit margin increased 0.6% of sales (60 basis points) to 29.3% of sales for the first quarter of 2012 compared to 28.7% of sales for the previous year’s first quarter. The gross profit margin increase occurred in both the U.S. and Mexico, and was due to lower occupancy expenses, lower inventory shrinkage costs, and the impact of higher import duties in the first quarter of 2011 associated with purchases in prior periods. This improvement was partially offset by increased delivery expense due to higher fuel costs and the discounting of products at stores that were closed during the quarter.

Retail segment operating, selling and general and administrative expenses increased $1.3 million, or 0.8% of sales, to 26.8% of sales for the first quarter of 2012 compared to 26.0% of sales for the first quarter of 2011 due to higher store employee bonus expense and higher spending associated with our growth and profitability initiatives.

Retail segment income was $22.8 million, or 2.5% of sales, for the first quarter of 2012, compared to $25.6 million, or 2.7% of sales, for the first quarter of 2011. The decrease in segment income was primarily attributable to the lower sales and the higher operating, selling and general and administrative expenses, partially offset by the higher gross profit margins.

Corporate and Other

Corporate and Other expenses for the first quarter of 2012 were $6.8 million compared to $6.0 million for the first quarter of 2011. The increase in expense for the first quarter of 2012 compared to the first quarter of 2011 was due to $3.8 million of income in the first quarter of 2011 related to an adjustment in the cash surrender value of our COLI policies, partially offset by reduced spending and lower pension expense in 2012.

Liquidity and Capital Resources

At the end of the first quarter of 2012, the total liquidity available for OfficeMax was $1,081.9 million. This includes cash and cash equivalents of $501.3 million, including $166.0 million in foreign cash balances, and borrowing availability of $580.6 million from our credit agreement associated with the Company and certain of our subsidiaries in the U.S., Puerto Rico and Canada. During the first quarter of 2012, we exercised our option to terminate our credit agreement associated with our subsidiaries in Australia and New Zealand effective March 30, 2012. At the end of the first quarter of 2012, the Company was in compliance with all covenants under the one remaining credit agreement. The credit agreement associated with the Company and certain of our subsidiaries in the U.S., Puerto Rico and Canada expires on October 7, 2016. At the end of the first quarter of 2012, we had $269.3 million of short-term and long-term recourse debt and $1,470.0 million of non-recourse timber securitization notes outstanding.

Under certain circumstances there are restrictions on our ability to repatriate certain amounts of foreign cash balances. If the Company chose to repatriate certain unrestricted foreign cash balances, it could result in income tax expense of approximately $3 million in excess of the amount already accrued and approximately $4 million in cash taxes due.

Our primary ongoing cash requirements relate to working capital, expenditures for property and equipment, technology enhancements and upgrades, lease obligations, pension funding and debt service. We expect to fund these requirements through a combination of our available cash balance and cash flow from operations. We also have the revolving credit facility as additional liquidity. The following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss in more detail our operating, investing, and financing activities, as well as our financing arrangements.

Operating Activities

Our operating activities provided cash of $86.5 million in the first three months of 2012 compared to $0.9 million in the first three months of 2011. Cash from operations for 2012 was higher than the prior year primarily reflecting favorable working capital changes which were partially offset by lower earnings. Changes in accounts payable and accrued liabilities were impacted by incentive compensation payments. The first quarter of 2012 reflected minimal payments related to incentive compensation as performance targets generally were not achieved for the 2011 annual incentive plan. The first quarter of 2011 included incentive compensation payments of approximately $53 million related to the 2010 annual incentive plan.

Inventory balances at the end of the first quarters of 2012 and 2011 were comparable as the first quarter of each year reflected reductions of inventory balances from the respective prior year end. In addition to the changes discussed above, accounts payable and accrued liabilities also reflected a reduction in accounts payable from the timing of payments, as the ratio of payables to inventory improved. Collections from our domestic receivables were higher than prior year as there was increased vendor-supported promotional activity at year-end 2011.

We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees, primarily in Contract. Pension expense was $0.8 million and $2.5 million for the first quarters of 2012 and 2011, respectively. In the first quarters of 2012 and 2011, we made cash contributions to our pension plans totaling $4.5 million and $0.9 million, respectively. The estimated minimum required funding contribution in 2012 is approximately $30 million and the expense is projected to be approximately $3 million compared to expense of $10.9 million in 2011. In addition, we may elect to make additional voluntary contributions.

Investing Activities

In the first three months of 2012, capital spending of $15.5 million consisted of system improvements relating to our growth initiatives, overall software enhancements and infrastructure improvements, as well as spending on new stores in Mexico and the U.S.

We expect our capital investments in 2012 to be approximately $75 million to $100 million. Our capital spending in 2012 will be primarily for maintenance and investment in our systems, infrastructure and growth and profitability initiatives.

Financing Activities

Our financing activities used cash of $0.4 million and $3.7 million in the first quarters of 2012 and 2011, respectively.

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

Credit Agreements

On October 7, 2011, we entered into a Second Amended and Restated Loan and Security Agreement (the “North American Credit Agreement”) with a group of banks. The North American Credit Agreement amended both our existing credit agreement that we were party to along with certain of our subsidiaries in the U.S. (the “U.S. Credit Agreement”) and our existing credit agreement to which our subsidiary in Canada was a party (the “Canadian Credit Agreement”) and consolidated them into a single credit agreement. The North American Credit Agreement permits us to borrow up to a maximum of $650 million (U.S. dollars), of which $50 million is allocated to our Canadian subsidiary, and $600 million is allocated to the Company and its other participating U.S. subsidiaries, in each case subject to a borrowing base calculation that limits availability to a percentage of eligible trade and credit card receivables plus a percentage of the value of eligible inventory less certain reserves. The North American Credit Agreement may be increased (up to a maximum of $850 million) at our request and the approval of the lenders participating in the increase, or may be reduced from time to time at our request, in each case according to the terms detailed in the North American Credit Agreement. Letters of credit, which may be issued under the North American Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. Stand-by letters of credit issued under the North American Credit Agreement totaled $51.5 million at the end of the first quarter of 2012. At the end of the first quarter of 2012, the maximum aggregate borrowing amount available under the North American Credit Agreement was $632.1 million and availability under the North American Credit Agreement totaled $580.6 million. At the end of the first quarter of 2012, we were in compliance with all covenants under the North American Credit Agreement. The North American Credit Agreement expires on October 7, 2016 and allows the payment of dividends, subject to availability restrictions and if no default has occurred.

Borrowings under the North American Credit Agreement are subject to interest at rates based on either the prime rate, the federal funds rate, LIBOR or the Canadian Dealer Offered Rate. An additional percentage, which varies depending on the level of average borrowing availability, is added to the applicable rates. Fees on letters of credit issued under the North American Credit Agreement are charged at rates between 1.25% and 2.25% depending on the type of letter of credit (i.e., stand-by or commercial) and the level of average borrowing availability. The Company is also charged an unused line fee of between 0.375% and 0.5% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit. The fees on letters of credit were 1.75% and the unused line fee was 0.5% at March 31, 2012.

On March 15, 2010, the Company’s five wholly-owned subsidiaries based in Australia and New Zealand entered into a Facility Agreement (the “Australia/New Zealand Credit Agreement”) with a financial institution based in those countries. The Australia/New Zealand Credit Agreement permitted the subsidiaries in Australia and New Zealand to borrow up to a maximum of A$80 million subject to a borrowing base calculation that limited availability to a percentage of eligible accounts receivable plus a percentage of the value of certain owned properties, less certain reserves. During the first quarter of 2012, the Company exercised its option to terminate the Australia/New Zealand Credit Agreement effective March 30, 2012.

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

Measuring impairment of a loan requires judgment and estimates, and the eventual outcome may differ from our estimate by a material amount. The Lehman Guaranteed Installment Note has been pledged as collateral for the related Securitization Notes, and therefore it may not freely be transferred to any party other than the Indenture Trustee. Accordingly, the ultimate amount to be realized on the Lehman Guaranteed Installment Note depends on the proceeds from the Lehman bankruptcy estate. Lehman’s disclosure statement on its Chapter 11 Plan (the “Disclosure Statement”) was confirmed by the United States Bankruptcy Court for the Southern District of New York on December 6, 2011. The Disclosure Statement provides a range of estimated recoveries for various classes of unsecured creditors of Lehman. Pursuant to a stipulation entered into on October 7, 2011 and approved by the bankruptcy court on December 14, 2011, the claim of the Securitization Note holders through the Note Issuers will be treated as a class 3 senior unsecured claim (estimated to recover at a rate of approximately 21.1% under the Chapter 11 Plan) rather than falling into any other class of claims. Due to this categorization, the status of the bankruptcy proceedings, and based on information in the Disclosure Statement, it appears that Securitization Note holders may recover at a potential rate within the range of 17% to 20%. However, uncertainties exist as to the actual recovery that will ultimately be received on the claim. The disposition of a related claim of the Securitization Note holders through us on the guaranty may result in an additional recovery and the funds available for claimants will depend on Lehman’s ongoing claims resolution process, the establishment of reserves for unresolved claims, and the value of the assets Lehman is able to liquidate. Due to these uncertainties and other factors, we have not increased our assumed recovery rate or the carrying value of the Lehman Guaranteed Installment Note. An initial distribution of approximately $50 million on the claim through the Note Issuers was received from Lehman by the Note Issuers during April of 2012, and will ultimately be distributed to the note holders. Further distributions are expected to occur over a several-year period. Going forward, we intend to adjust the carrying value of the Lehman Guaranteed Installment Note as further information regarding the Securitization Note holders’ share of the proceeds, if any, from the Lehman bankruptcy estate becomes available.

Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty, and any proceeds we receive from the bankruptcy will be distributed to the Securitization Note holders. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been extinguished. The liability will be extinguished when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders. We expect that this will occur when the remaining guaranty claim of the Securitization Note holders in the bankruptcy is resolved and as the Lehman assets are in the process of distribution. Accordingly, we expect to recognize a non-cash gain equal to the difference between the carrying amount of the Securitization Notes guaranteed by Lehman ($735.0 million at March 31, 2012) and the carrying value of the Lehman Guaranteed Installment Note ($81.8 million at March 31, 2012) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

Any discussion of the Lehman bankruptcy in this document is strictly based on factual observations from the bankruptcy cases and should not be interpreted as constituting legal analysis of or admission as to the ultimate allowances of our claim based on the Lehman Guaranteed Installment Note or any Note Issuers’ claim based on Collateral Notes, or the interplay thereof.

At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability until 2020 ($529 million at March 31, 2012), the maturity date for the Installment Notes. Due to the Lehman bankruptcy and note defaults, the recognition of the Lehman portion of the gain will be triggered in full when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders. When partial payments are received, the gain will be recognized on a pro rata basis. We expect to reduce estimated cash payments due by utilizing our available alternative minimum tax credits.

Through March 31, 2012, we have received all payments due under the Installment Notes guaranteed by Wachovia (the “Wachovia Guaranteed Installment Notes”), which have consisted only of interest due on the notes, and have made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Notes are current, and we have no reason to believe that we will not collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Notes, the notes are stated in our Consolidated Balance Sheet at their original principal amount of $817.5 million. Wachovia was acquired by Wells Fargo & Company in a stock transaction in 2008. An additional adverse impact on our financial results presentation could occur if Wells Fargo & Company became unable to perform its obligations under the Wachovia Guaranteed Installment Notes, thereby resulting in a significant impairment impact.

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

Contractual Obligations

For information regarding contractual obligations, see the caption “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. At March 31, 2012, there had not been a material change to the information regarding contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the first quarter of 2012, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $35.1 million. This represents an increase in the estimated purchase price from the end of the prior fiscal year. As the estimated purchase price was greater than the carrying value of the noncontrolling interest as of the end of the quarter, the Company increased the noncontrolling interest to the estimated purchase price, with the offset recorded to additional paid-in capital.

Off-Balance-Sheet Activities and Guarantees

For information regarding off-balance-sheet activities and guarantees, see “Off-Balance-Sheet Activities and Guarantees” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. At March 31, 2012, there had not been a material change to the information regarding off-balance-sheet activities and guarantees disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Seasonal Influences

Our business is seasonal, with Retail showing a more pronounced seasonal trend than Contract. Sales in the second quarter are historically the slowest of the year. Sales are stronger during the first, third and fourth quarters, which include the important new-year office supply restocking month of January, the back-to-school period and the holiday selling season, respectively.

Disclosures of Financial Market Risks

Financial Instruments

Our debt is predominantly fixed-rate. At March 31, 2012, the estimated current fair value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $536 million less than the amount of debt reported in the Consolidated Balance Sheets. As previously discussed, there is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged Installment Notes receivable and underlying guarantees. The debt and receivables related to the timber notes have fixed interest rates and are reflected in the tables below, along with the carry amounts and estimated fair values.

The following table provides information about our financial instruments outstanding at March 31, 2012 that are sensitive to changes in interest rates. The following table does not include our obligations for pension plans and other post retirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax employees. As our plans were frozen in 2003, our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits. However, the pension plan obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension plan participants’ increased life expectancies. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include OfficeMax common stock, U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels.

	March 31, 2012		December 31, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Financial assets:
Timber notes receivable
Wachovia	$817.5	$959.6	$817.5	$943.7
Lehman	81.8	81.8	81.8	81.8

Financial liabilities:
Recourse debt	$269.3	$249.5	$268.2	$240.8
Non-recourse debt
Wachovia	$735.0	$872.2	$735.0	$858.8
Lehman	735.0	81.8	735.0	81.8

Changes in foreign currency exchange rates expose us to financial market risk. We occasionally use derivative financial instruments, such as forward exchange contracts, to manage our exposure associated with commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. We generally do not enter into derivative instruments for any other purpose. We do not speculate using derivative instruments. We were not a party to any material derivative instruments during 2012.

The estimated fair values of our other financial instruments, including cash and cash equivalents and receivables are the same as their carrying values. Concentration of credit risks with respect to trade receivables is limited due to the wide variety of vendors, customers and channels to and through which our products are sourced and sold, as well as their dispersion across many geographic areas. In the fourth quarter of 2011, we became aware of financial difficulties at one of our large Contract customers. We granted the customer extended payment terms and in exchange are requesting a security interest in their assets and are implementing creditor oversight provisions. The receivable from this customer was $34 million at March 31, 2012 and the customer is paying according to the agreed upon terms. The majority of this balance has been collected to date. Based on our ongoing sales to this customer, we continue to carry similar receivable balances, which we monitor closely.

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

In the first three months of 2012, we recorded charges of $25.3 million primarily related to the closure of 15 underperforming stores prior to the end of their lease terms.

At March 31, 2012, the facility closure reserve was $72.5 million with $18.4 million included in current liabilities, and $54.1 million included in long-term liabilities. The reserve represents future lease obligations of $134.1 million, net of anticipated sublease income of approximately $61.6 million. Cash payments relating to the facility closures were $3.8 million and $6.8 million in the first three months of 2012 and 2011, respectively.

Environmental

For information regarding environmental issues, see the caption “Environmental” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. At March 31, 2012, there has not been a material change to the information regarding environmental issues disclosed in the Company’s Annual Report on Form 10-K for the year ending December 31, 2011.

Critical Accounting Estimates

For information regarding critical accounting estimates, see the caption “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to the Company’s critical accounting estimates during the first three months of 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk see the caption “Disclosures of Financial Market Risks” herein and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. At March 31, 2012, except as disclosed herein in “Disclosures of Financial Market Risks”, there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position, results of operations or cash flows. For information concerning legal proceedings, see Note 16, “Legal Proceedings and Contingencies”, of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the Company’s risk factors during the first three months of 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning our stock repurchases during the three months ended March 31, 2012 is below. All stock was withheld to satisfy tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 – January 28, 2012	13,189	$4.74	—	—
January 29 – February 25, 2012	188,338	5.62	—	—
February 26 – March 31, 2012	19	5.58	—	—

Total	201,546	$5.56	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICEMAX INCORPORATED

/s/ BRUCE BESANKO
Bruce Besanko Executive Vice President, Chief Financial Officer and Chief Administrative Officer (As Duly Authorized Officer and Principal Financial Officer)

Date: May 8, 2012

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2012

Exhibit Number	Exhibit Description

3.1(1)	Conformed Restated Certificate of Incorporation, reflecting all amendments to date.

3.2(2)	Amended and Restated Bylaws, as amended February 12, 2009.

10.1(3)	Form of 2012 Annual Incentive Award Agreement (Company).

10.2(4)	Form of 2012 Annual Incentive Award Agreement between OfficeMax Incorporated and Ravi Saligram.

10.3(5)	Form of 2012 Nonqualified Stock Option Award Agreement.

10.4(6)	Form of 2012 Performance-Based RSU Award Agreement.

10.5(7)	Form of 2012 Performance Unit Award Agreement.

10.6*	Form of 2012 Annual Incentive Award Agreement (Executive Vice President – Business Unit).

10.7*	Change in Control Agreement dated as of April 11, 2012 between OfficeMax Incorporated and Mr. Ron Lalla.

10.8*	Nondisclosure and Fair Competition Agreement dated as of March 19, 2012 between OfficeMax Incorporated and Mr. Ron Lalla.

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated.

101.INS(8)*	XBRL Instance Document.

101.SCH(8)*	XBRL Taxonomy Extension Schema Document.

101.CAL(8)*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(8)*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(8)*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(8)*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Submitted with this Form 10-Q.
(1)	Exhibit 3.1 was filed under the exhibit 3.1.1 in our Registration Statement on Form S-1 dated November 4, 2009, and is incorporated herein by reference.
(2)	Exhibit 3.2 was filed under the exhibit 3.2 in our Current Report on Form 8-K dated February 18, 2009, and is incorporated herein by reference.
(3)	Exhibit 10.1 was filed under the exhibit 99.1 in our Current Report on Form 8-K dated February 22, 2012, and is incorporated herein by reference.
(4)	Exhibit 10.2 was filed under the exhibit 99.2 in our Current Report on Form 8-K dated February 22, 2012, and is incorporated herein by reference.
(5)	Exhibit 10.3 was filed under the exhibit 99.3 in our Current Report on Form 8-K dated February 22, 2012, and is incorporated herein by reference.
(6)	Exhibit 10.4 was filed under the exhibit 99.4 in our Current Report on Form 8-K dated February 22, 2012, and is incorporated herein by reference.

(7)	Exhibit 10.5 was filed under the exhibit 99.5 in our Current Report on Form 8-K dated February 22, 2012, and is incorporated herein by reference
(8)	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.