Form 10-Q
period 2012-06-30
OFFICEMAX INC
filed 2012-08-03
CIK 12978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 27, 2012
Common Stock, $2.50 par value	86,625,236

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Three Months Ended
	June 30, 2012	June 25, 2011
	(unaudited)
Sales	$1,602,399	$1,647,616
Cost of goods sold and occupancy costs	1,192,886	1,222,553

Gross profit	409,513	425,063
Operating expenses
Operating, selling, and general and administrative expenses	386,425	407,126
Other operating expenses	—	13,916

Operating income	23,088	4,021
Interest expense	(17,453)	(18,128)
Interest income	10,998	10,909
Other income (expense), net	(15)	96

Pre-tax income (loss)	16,618	(3,102)
Income tax benefit (expense)	(5,291)	1,001

Net income (loss) attributable to OfficeMax and noncontrolling interest	11,327	(2,101)
Joint venture results attributable to noncontrolling interest	(79)	(357)

Net income (loss) attributable to OfficeMax	$11,248	$(2,458)
Preferred dividends	(529)	(563)

Net income (loss) available to OfficeMax common shareholders	$10,719	$(3,021)

Net income (loss) per common share
Basic	$0.12	$(0.04)
Diluted	$0.12	$(0.04)

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Six Months Ended
	June 30, 2012	June 25, 2011
	(unaudited)
Sales	$3,475,311	$3,510,617
Cost of goods sold and occupancy costs	2,583,021	2,611,042

Gross profit	892,290	899,575
Operating expenses
Operating, selling, and general and administrative expenses	826,087	853,026
Other operating expenses	25,266	13,916

Operating income	40,937	32,633
Interest expense	(35,817)	(36,895)
Interest income	21,817	21,929
Other income, net	225	134

Pre-tax income	27,162	17,801
Income tax expense	(8,920)	(6,669)

Net income attributable to OfficeMax and noncontrolling interest	18,242	11,132
Joint venture results attributable to noncontrolling interest	(1,605)	(1,687)

Net income attributable to OfficeMax	$16,637	$9,445
Preferred dividends	(1,059)	(1,100)

Net income available to OfficeMax common shareholders	$15,578	$8,345

Net income per common share
Basic	$0.18	$0.10
Diluted	$0.18	$0.10

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

(thousands)

	Three Months Ended
	June 30, 2012	June 25, 2011
	(unaudited)
Net income (loss) attributable to OfficeMax and noncontrolling interest	$11,327	$(2,101)
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	(15,167)	14,805
Pension and postretirement liability adjustment, net of tax	1,873	4,953
Unrealized hedge income (loss), net of tax	(72)	395

Other comprehensive income (loss)	(13,366)	20,153

Comprehensive income (loss) attributable to OfficeMax and noncontrolling interest	$(2,039)	$18,052

Less:
Joint venture results attributable to noncontrolling interest	$79	$357
Cumulative foreign currency translation adjustment attributable to noncontrolling interest	(3,136)	1,433

Joint venture comprehensive income (loss) attributable to noncontrolling interest	$(3,057)	$1,790

Comprehensive income attributable to OfficeMax	$1,018	$16,262

	Six Months Ended
	June 30, 2012	June 25, 2011
	(unaudited)
Net income attributable to OfficeMax and noncontrolling interest	$18,242	$11,132
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	(425)	19,935
Pension and postretirement liability adjustment, net of tax	4,134	7,067
Unrealized hedge income (loss), net of tax	(157)	85

Other comprehensive income	3,552	27,087

Comprehensive income attributable to OfficeMax and noncontrolling interest	$21,794	$38,219

Less:
Joint venture results attributable to noncontrolling interest	$1,605	$1,687
Cumulative foreign currency translation adjustment attributable to noncontrolling interest	(1,130)	2,498

Joint venture comprehensive income attributable to noncontrolling interest	$475	$4,185

Comprehensive income attributable to OfficeMax	$21,319	$34,034

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$444,504	$427,111
Restricted cash	49,562	—
Receivables, net	519,304	558,635
Inventories	773,771	821,999
Deferred income taxes and receivables	40,564	63,382
Other current assets	72,814	67,847

Total current assets	1,900,519	1,938,974
Property and equipment:
Land and land improvements	39,512	40,245
Buildings and improvements	482,293	484,900
Machinery and equipment	775,951	783,492

Total property and equipment	1,297,756	1,308,637
Accumulated depreciation	(945,013)	(943,701)

Net property and equipment	352,743	364,936
Intangible assets, net	81,026	81,520
Investment in Boise Cascade Holdings, L.L.C.	175,000	175,000
Timber notes receivable	849,688	899,250
Deferred income taxes	373,397	370,439
Other non-current assets	251,020	239,156

Total assets	$3,983,393	$4,069,275

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	June 30, 2012	December 31, 2011
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$10,113	$38,867
Accounts payable	607,421	654,918
Income tax payable	2,803	9,553
Accrued expenses and other current liabilities:
Compensation and benefits	110,917	101,516
Other	199,499	208,447

Total current liabilities	930,753	1,013,301
Long-term debt, less current portion	227,281	229,323
Non-recourse debt	1,470,000	1,470,000
Other long-term items:
Compensation and benefits obligations	376,297	393,293
Deferred gain on sale of assets	179,757	179,757
Other long-term liabilities	173,690	182,685
Noncontrolling interest in joint venture	32,406	31,923
Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 629,611 and 638,353 shares outstanding	28,332	28,726
Common stock—$2.50 par value; 200,000,000 shares authorized; 86,624,170 and 86,158,662 shares outstanding	216,560	215,397
Additional paid-in capital	1,018,570	1,015,374
Accumulated deficit	(485,275)	(500,843)
Accumulated other comprehensive loss	(184,978)	(189,661)

Total OfficeMax shareholders’ equity	593,209	568,993

Total liabilities and shareholders’ equity	$3,983,393	$4,069,275

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(thousands)

	Six Months Ended
	June 30, 2012	June 25, 2011
	(unaudited)
Cash provided by operations:
Net income attributable to OfficeMax and noncontrolling interest	$18,242	$11,132
Non-cash items in net income:
Dividend income from investment in Boise Cascade Holdings, L.L.C.	(4,137)	(3,815)
Depreciation and amortization	37,266	42,555
Pension and other postretirement benefits expense	351	3,638
Other	30,995	9,358
Changes in operating assets and liabilities:
Receivables	40,309	6,864
Inventories	48,129	68,337
Accounts payable and accrued liabilities	(47,668)	(87,788)
Current and deferred income taxes	(354)	(2,911)
Other	(40,995)	(20,719)

Cash provided by operations	82,138	26,651

Cash used for investment:
Expenditures for property and equipment	(32,572)	(28,192)
Proceeds from sales of assets, net	1,586	138

Cash used for investment	(30,986)	(28,054)

Cash used for financing:
Cash dividends paid—preferred stock	(1,046)	(1,142)
Borrowings of short-term debt, net	6,898	1,643
Payments of long-term debt	(36,994)	(3,662)
Purchase of preferred stock	(187)	(1,536)
Proceeds from exercise of stock options	196	1,949
Payments related to other share-based compensation	(1,125)	(4,404)
Other	2	12

Cash used for financing	(32,256)	(7,140)

Effect of exchange rates on cash and cash equivalents	(1,503)	4,509
Increase (decrease) in cash and cash equivalents	17,393	(4,034)

Balance at beginning of the period	427,111	462,326

Balance at end of the period	$444,504	$458,292

See accompanying notes to quarterly consolidated financial statements

Notes to Quarterly Consolidated Financial Statements (unaudited)

1. Basis of Presentation

Nature of Operations

OfficeMax Incorporated (“OfficeMax,” the “Company”, “we” or “our”) is a leader in both business-to-business and retail office products distribution. The Company provides office supplies and paper, print and document services, technology products and solutions and office furniture to large, medium and small businesses, government offices and consumers. OfficeMax customers are served by approximately 29,000 associates through direct sales, catalogs, the Internet and a network of retail stores located throughout the United States, Canada, Australia, New Zealand and Mexico.

The accompanying quarterly consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries, except our 88%-owned subsidiary that formerly owned assets in Cuba that were confiscated by the Cuban government in the 1960s, which is accounted for as an investment due to various asset restrictions. We also consolidate the variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements are for the thirteen-week and twenty-six-week periods ended on June 30, 2012 (also referred to as the “second quarter of 2012” or the “three months ended June 30, 2012” and the “first six months of 2012” or the “six months ended June 30, 2012,” respectively) and the thirteen-week and twenty-six-week periods ended on June 25, 2011 (also referred to as the “second quarter of 2011” or the “three months ended June 25, 2011” and the “first six months of 2011” or the “six months ended June 25, 2011,” respectively). The Company’s fiscal year ends on the last Saturday in December. Due primarily to statutory reporting requirements, the Company’s international businesses maintain December 31 year-ends and end their quarters on the last calendar day of the month, with our majority-owned joint venture in Mexico reporting one month in arrears. Fiscal year 2012 will include 52 weeks for our U.S. businesses, while fiscal year 2011 included 53 weeks for our U.S. businesses.

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

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

financial statements for the first quarter of 2012. The adoption of this guidance affects the presentation of certain elements of the Company’s financial statements, but these changes in presentation did not have an impact on the amounts reported in our financial statements.

2. Facility Closure Reserves

We conduct regular reviews of our real estate portfolio to identify underperforming facilities, and close those facilities that are no longer strategically or economically beneficial. We record a liability for the cost associated with a facility closure at its estimated fair value in the period in which the liability is incurred, primarily the location’s cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. These facility closure charges are included in other operating expenses in the Consolidated Statements of Operations. Accretion expense is recognized over the life of the required payments and is included in operating, selling, and general and administrative expenses in the Consolidated Statements of Operations.

During the first six months of 2012, we recorded facility closure charges of $25.3 million (all in the first quarter) in our Retail segment primarily related to the closure of 15 underperforming domestic stores prior to the end of their lease terms. During the first six months of 2011, we recorded facility closure charges of $5.6 million (all in the second quarter) in our Retail segment associated with closing six underperforming domestic stores prior to the end of their lease terms, of which $5.4 million was related to the lease liability and $0.2 million was related to asset impairments.

Facility closure reserve account activity during the first six months of 2012 was as follows:

Total
(thousands)
Balance at December 31, 2011	$49,075
Charges related to stores closed in 2012	25,266
Transfer of deferred rent and other balances	1,275
Cash payments	(9,395)
Accretion	1,653

Balance at June 30, 2012	$67,874

Reserve balances were classified in the Consolidated Balance Sheets as follows:

June 30, 2012
(thousands)
Accrued expenses and other current liabilities - Other	$16,311
Other long-term liabilities	51,563

Total	$67,874

The facilities closure reserve consisted of the following:

June 30, 2012
(thousands)
Estimated future lease obligations	$125,909
Less: anticipated sublease income	(58,035)

Total	$67,874

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

3. Severance and Other Charges

Over the past few years, we have incurred significant charges related to Company personnel restructuring and reorganizations.

The first six months of 2011 included severance charges recorded in the second quarter of $8.3 million ($8.0 million in Contract and $0.3 million in Retail), related to reorganizations in Canada ($3.6 million), Australia ($1.4 million) and the U.S. sales and supply chain organizations ($3.3 million). These charges were included in other operating expenses in the Consolidated Statements of Operations. There were no such charges in the first six months of 2012.

As of June 30, 2012, $2.8 million of the prior-year severance charges remain unpaid and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

Lehman’s disclosure statement on its Chapter 11 Plan (the “Disclosure Statement”) was confirmed by the United States Bankruptcy Court for the Southern District of New York on December 6, 2011. The Disclosure

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Statement provides a range of estimated recoveries for various classes of unsecured creditors of Lehman. Pursuant to a stipulation entered into on October 7, 2011 and approved by the bankruptcy court on December 14, 2011, the claim of the Securitization Note holders through the Note Issuers will be treated as a class 3 senior unsecured claim (estimated to recover at a rate of approximately 21.1% under the Chapter 11 Plan) rather than falling into any other class of claims. Due to this categorization, the status of the bankruptcy proceedings, and based on information in the Disclosure Statement, it appears that Securitization Note holders may recover at a potential rate within the range of 17% to 20%. However, uncertainties exist as to the actual recovery that will ultimately be received on the claim. The disposition of a related claim of the Securitization Note holders through us on the guaranty (the “Guaranty Claim”) may result in an additional recovery and the funds available for claimants will depend on Lehman’s ongoing claims resolution process, the establishment of reserves for unresolved claims, and the value of the assets Lehman is able to liquidate. Due to these uncertainties and other factors, we have not increased our assumed recovery rate. An initial distribution of approximately $50 million on the claim through the Note Issuers was received from Lehman by the Note Issuers during April of 2012, and will ultimately be distributed to the Securitization Note holders. As of June 30, 2012, the cash received was classified as restricted cash, and the carrying value of the Lehman Guaranteed Installment Note was reduced by this amount. The Company expects the cash to be ultimately remitted to the Securitization Note holders and does not have the right to access the cash for any other purpose. The cash is currently being held by the Note Issuer of the Lehman Guaranteed Installment Note until final disposition of the Guaranty Claim.

Further distributions are expected to occur over a several-year period. Going forward, we intend to adjust the carrying value of the Lehman Guaranteed Installment Note as further information regarding the Securitization Note holders’ share of the proceeds, if any, from the Lehman bankruptcy estate becomes available. Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty, and any proceeds we receive from the bankruptcy will be distributed to the Securitization Note holders. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been extinguished. The liability will be extinguished when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders. We expect that this will occur when the remaining Guaranty Claim of the Securitization Note holders in the bankruptcy is resolved and as the Lehman assets are in the process of distribution. Accordingly, we expect to recognize a non-cash gain equal to the difference between the combined amount of the carrying value of the Securitization Notes guaranteed by Lehman ($735.0 million at June 30, 2012) and the related interest payable ($17.9 million at June 30, 2012) and the combined amount of the carrying value of the Lehman Guaranteed Installment Note and the restricted cash (together $81.8 million at June 30, 2012) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

Any discussion of the Lehman bankruptcy in this document is strictly based on factual observations from the bankruptcy cases and should not be interpreted as constituting legal analysis of or admission as to the ultimate allowances of our claim based on the Lehman Guaranteed Installment Note or any Note Issuers’ claim based on Collateral Notes, or the interplay thereof.

At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability until 2020 ($529 million at June 30, 2012), the maturity date for the Installment Notes. Due to the Lehman bankruptcy and note defaults, the recognition of the Lehman portion of the gain will be triggered in full when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders. When partial payments are received, the gain will be recognized on a pro rata basis. We expect to reduce estimated cash payments due by utilizing our available alternative minimum tax credits.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Through June 30, 2012, we have received all payments due under the Installment Notes guaranteed by Wachovia (the “Wachovia Guaranteed Installment Notes”), which have consisted only of interest due on the notes, and have made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Notes are current and we have no reason to believe that we will not be able to collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Notes, the notes are reflected in our Consolidated Balance Sheets at their original principal amount of $817.5 million. The Installment Notes and Securitization Notes are scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Installment Notes.

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

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(thousands, except per- share amounts)		(thousands, except per- share amounts)
Net income (loss) available to OfficeMax common shareholders	$10,719	$(3,021)	$15,578	$8,345

Average shares—basic(a)	86,576	85,978	86,459	85,673
Restricted stock, stock options and other(b)(c)	885	—	934	1,101

Average shares—diluted	87,461	85,978	87,393	86,774
Net income (loss) available to OfficeMax common shareholders per common share:
Basic	$0.12	$(0.04)	$0.18	$0.10
Diluted	$0.12	$(0.04)	$0.18	$0.10

(a)	The assumed conversion of outstanding preferred stock was anti-dilutive in all periods presented, and therefore no adjustment was required to determine diluted income from continuing operations or average shares-diluted.
(b)	Outstanding options to purchase 5.3 million and 4.3 million shares of common stock were excluded from the computations of diluted income (loss) per common share for the second quarter and first six months of 2012, respectively, because the impact would have been anti-dilutive as such options’ exercise prices were higher than the average market price during those periods.
(c)	Outstanding options to purchase 4.8 million shares of common stock and restricted stock units (“RSU”) for 1.1 million shares of common stock were excluded from the computation of diluted income (loss) per common share for the second quarter of 2011, because the impact would have been anti-dilutive due to the loss reported for the second quarter of 2011. Outstanding options to purchase 3.4 million shares of common stock for the first six months of 2011 were excluded from the computation of diluted income (loss) per common share for the first six months of 2011, because the impact would have been anti-dilutive as such options’ exercise prices were higher than the average market price during those periods.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

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

As discussed in Note 4, “Timber Notes/Non-Recourse Debt,” at the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability until 2020 ($529 million at June 30, 2012), the maturity date for the Installment Notes. Due to the Lehman bankruptcy and note defaults, the recognition of the Lehman portion of the gain will be triggered in full when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders. When partial payments are received, the gain will be recognized on a pro rata basis. We expect to reduce estimated cash payments due by utilizing our available alternative minimum tax credits.

As of June 30, 2012, the Company had $9.9 million of total unrecognized tax benefits, $7.0 million of which would affect the Company’s effective tax rate if recognized. During the first quarter of 2012, the reserve was reduced for tax positions related to the capitalization of certain costs that were determined more likely than not to be realized. Any future adjustments would result from the effective settlement of tax positions with various tax authorities. The Company does not anticipate any tax settlements to occur within the next twelve months. The reconciliation of the beginning and ending unrecognized tax benefits is as follows:

Amount
(thousands)
Unrecognized gross tax benefits balance at December 31, 2011	$21,172
Increase related to prior year tax positions	163
Decrease related to prior year tax positions	(11,468)

Unrecognized tax benefits balance at June 30, 2012	$9,867

During the first six months of 2012 and 2011, cash payments, net of refunds received, for income taxes were as follows:

	2012	2011
	(thousands)
Cash tax payments, net	$9,274	$9,580

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

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

The non-voting securities of Boise Cascade Holdings, L.L.C. accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June and December. The Company recognized dividend income on this investment of $2.1 million and $1.9 million in the second quarters of 2012 and 2011, respectively, and $4.1 million and $3.8 million during the first six months of 2012 and 2011, respectively, in the Corporate and Other segment. The dividend receivable was $42.0 million and $38.0 million at June 30, 2012 and December 31, 2011, respectively, and was recorded in the Corporate and Other segment in other non-current assets in the Consolidated Balance Sheets.

8. Debt

Credit Agreements

On October 7, 2011, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “North American Credit Agreement”) with a group of banks. The North American Credit Agreement amended both our existing credit agreement to which we were a party along with certain of our subsidiaries in the U.S. (the “U.S. Credit Agreement”) and our existing credit agreement to which our subsidiary in Canada was a party (the “Canadian Credit Agreement”) and consolidated them into a single credit agreement. The North American Credit Agreement permits the Company to borrow up to a maximum of $650 million (U.S. dollars), of which $50 million is allocated to the Company’s Canadian subsidiary and $600 million is allocated to the Company and its other participating U.S. subsidiaries, in each case subject to a borrowing base calculation that limits availability to a percentage of eligible trade and credit card receivables plus a percentage of the value of eligible inventory less certain reserves. The North American Credit Agreement may be increased (up to a maximum of $850 million) at the Company’s request and the approval of the lenders participating in the increase, or may be reduced from time to time at the Company’s request, in each case according to the terms detailed in the North American Credit Agreement. Letters of credit, which may be issued under the North American Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. At the end of the second quarter of 2012, the Company was in compliance with all covenants under the North American Credit Agreement. The North American Credit Agreement will expire on October 7, 2016.

Borrowings under the North American Credit Agreement are subject to interest at rates based on either the prime rate, the federal funds rate, LIBOR or the Canadian Dealer Offered Rate. An additional percentage, which varies depending on the level of average borrowing availability, is added to the applicable rates. Fees on letters of credit issued under the North American Credit Agreement are charged at rates between 1.25% and 2.25% depending on the type of letter of credit (i.e., stand-by or commercial) and the level of average borrowing availability. The Company is also charged an unused line fee of between 0.375% and 0.5% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit. The fees on letters of credit were 1.75% and the unused line fee was 0.5% at the end of the second quarter of 2012. Thereafter, the rate will vary depending on the level of average borrowing availability and type of letters of credit.

Availability under the North American Credit Agreement at the end of the second quarter of 2012 was as follows:

Total
(millions)
Maximum aggregate available borrowing amount	$639.8
Less: Stand-by letters of credit	(42.9)

Amount available for borrowing	$596.9

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

There were no borrowings under the Company’s credit agreements during the first six months of 2012.

Other

During the second quarter of 2012, we repaid $35 million of Medium-term notes, Series A, which had reached maturity. These notes had been reported in current portion of debt in our Consolidated Balance Sheets at December 31, 2011.

At the end of the second quarter of 2012, Grupo OfficeMax, our 51%-owned joint venture in Mexico, had total outstanding borrowings of $12.9 million. This included $3.7 million outstanding under a 60-month installment note due in the first quarter of 2014 and $2.8 million outstanding under a 54-month installment note due in the third quarter of 2014. Payments on the installment loans are made monthly. The remaining $6.4 million of borrowings is a simple revolving loan. Recourse on the Grupo OfficeMax loans is limited to Grupo OfficeMax. The installment loan maturing in the third quarter of 2014 is secured by certain owned property of Grupo OfficeMax. All other Grupo OfficeMax loan facilities are unsecured.

Cash Paid for Interest

Cash payments for interest, net of interest capitalized and including interest payments related to the Securitization Notes, were $34.6 million and $35.3 million for the first six months of 2012 and 2011, respectively. Excluding interest payments related to the Securitization Notes, cash payments for interest, net of interest capitalized were $14.7 million and $15.4 million for the first six months of 2012 and 2011, respectively. Cash interest payments made on the Securitization Notes are completely offset by interest payments received on the Installment Notes.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

9. Financial Instruments, Derivatives and Hedging Activities

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (non-derivatives), short-term borrowings and trade accounts payable approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at June 30, 2012 and December 31, 2011. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	June 30, 2012
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable
Wachovia	$—	$982,028	$—	$982,028	$817,500
Lehman	$—	$—	$32,188	$32,188	$32,188

Financial liabilities:
Recourse debt	$31,055	$194,604	$—	$225,659	$237,394
Non-recourse debt
Wachovia	$—	$891,827	$—	$891,827	$735,000
Lehman	$—	$—	$81,750	$81,750	$735,000

	December 31, 2011
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable
Wachovia	$—	$943,706	$—	$943,706	$817,500
Lehman	$—	$—	$81,750	$81,750	$81,750

Financial liabilities:
Recourse debt	$62,293	$178,461	$—	$240,754	$268,190
Non-recourse debt
Wachovia	$—	$858,779	$—	$858,779	$735,000
Lehman	$—	$—	$81,750	$81,750	$735,000

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

During the first six months of 2012, there were no significant changes to the techniques used to measure fair value. Other than routine borrowings and payments of recourse debt and the $50 million initial distribution from the Lehman bankruptcy discussed in Note 4, “Timber Notes/Non-Recourse Debt,” there were no changes to the financial instruments for which fair value is being calculated. Any changes in the level of inputs for recourse debt is due to the existence or nonexistence of trades on the measurement date from which to obtain unadjusted quoted prices.

Derivatives and Hedging Activities

Changes in foreign currency exchange rates expose the Company to financial market risk. The Company occasionally uses derivative financial instruments, such as forward exchange contracts, to manage its exposure associated with commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. The Company does not enter into derivative instruments for any other purpose. The Company does not speculate using derivative instruments. The fair values of derivative financial instruments were not material at the end of the second quarter of 2012 or at 2011 fiscal year-end.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

10. Retirement and Benefit Plans

Components of Net Periodic Benefit Cost (Income)

The following represents the components of net periodic benefit cost (income) for pension and other postretirement benefits which are recorded in operating, selling and general and administrative expense in the Consolidated Statements of Operations:

	Three Months Ended
	Pension Benefits		Other Benefits
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(thousands)
Service cost	$927	$634	$72	$18
Interest cost	16,186	17,546	230	207
Expected return on plan assets	(20,774)	(20,098)	—	—
Recognized actuarial loss	4,486	4,325	45	26
Amortization of prior service credits	—	—	(1,001)	(1,002)

Net periodic benefit cost (income)	$825	$2,407	$(654)	$(751)

	Six Months Ended
	Pension Benefits		Other Benefits
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
	(thousands)
Service cost	$1,870	$1,273	$144	$115
Interest cost	32,344	35,088	466	507
Expected return on plan assets	(41,547)	(40,203)	—	—
Recognized actuarial loss	8,977	8,752	101	110
Amortization of prior service credits	—	—	(2,004)	(2,004)

Net periodic benefit cost (income)	$1,644	$4,910	$(1,293)	$(1,272)

Cash Flows

The Company expects to fund the minimum pension contribution requirement for 2012 of approximately $21 million to $28 million with cash. As of June 30, 2012, $12.6 million in cash has been contributed.

11. Share-Based Compensation

The Company sponsors several share-based compensation plans. The Company recognizes compensation expense from all share-based payment transactions with employees in the consolidated financial statements based on grant date fair value. Pre-tax compensation expenses related to the Company’s share-based plans was $2.3 million and $3.3 million for the second quarters of 2012 and 2011, respectively, and $5.1 million and $8.7 million for the first six months of 2012 and 2011, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $0.9 million and $1.3 million for the second quarters of 2012 and 2011, respectively, and $2.0 million and $3.4 million for the first six months of 2012 and 2011, respectively.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Restricted Stock and Restricted Stock Units

The Company recognizes compensation expense related to restricted stock and RSU awards over the vesting periods based on the awards’ grant date fair values. The Company calculates the grant date fair value of the RSU awards by multiplying the number of RSUs by the closing price of the Company’s common stock on the grant date. If these awards contain performance criteria, the grant date fair value is set assuming performance at target, and management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. Pre-tax compensation expense related to restricted stock and RSU awards was $0.2 million and $0.7 million for the second quarters of 2012 and 2011, respectively, and $0.9 and $3.2 million for the first six months of 2012 and 2011, respectively. The remaining compensation expense to be recognized related to outstanding restricted stock and RSU awards, net of estimated forfeitures, is approximately $1.8 million. The remaining compensation expense is to be recognized through the first quarter of 2015.

A summary of restricted stock and RSU activity for the first six months of 2012 is presented in the following table:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, December 31, 2011	1,488,250	$12.15
Granted	466,032	6.22
Vested	(581,654)	7.94
Forfeited	(85,006)	11.87

Nonvested, June 30, 2012	1,287,622	$11.92

Stock Options

The Company’s stock options are issued with an exercise price equal to fair market value on the grant date and typically expire within seven years of the grant date. Stock options granted under the OfficeMax Incentive and Performance Plan generally vest over a three year period. Pre-tax compensation expense related to stock options was $2.1 million and $2.6 million for the second quarters of 2012 and 2011, respectively, and $4.2 million and $5.5 million for the first six months of 2012 and 2011, respectively. The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is approximately $9.2 million. The remaining compensation expense is to be recognized through the second quarter of 2015.

A summary of stock option activity for the first six months of 2012 is presented in the following table:

	Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2011	4,816,552	$16.86
Options granted	1,969,503	5.59
Options exercised	(40,767)	4.80
Options forfeited and expired	(830,158)	28.61

Balance at June 30, 2012	5,915,130	$11.54

Exercisable at June 30, 2012	2,292,720
Weighted average fair value of options granted (Black-Scholes)	$3.20

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

The following table provides summarized information about stock options outstanding at June 30, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50 – $3.00	11,171	—	$2.50	11,171	$2.50
$4.00 – $7.00	3,030,737	5.7	5.37	814,044	4.72
$10.00 – $16.00	746,587	4.5	14.09	485,300	14.30
$16.00 – $17.00	759,535	5.5	16.86	265,105	16.86
$18.00 – $19.00	975,000	5.4	18.15	325,000	18.15
$24.00 – $37.00	392,100	0.2	27.88	392,100	27.88

At June 30, 2012, the aggregate intrinsic value was $0.3 million for outstanding stock options and $0.3 million for those stock options that were exercisable. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company’s closing stock price on the last trading day of the second quarter of 2012 and the exercise price, multiplied by the number of in-the-money stock options at the end of the quarter).

During the first six months of 2012, the Company granted stock options for 1,969,503 shares of our common stock and estimated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 1.43%, expected life of 4.5 years and expected stock price volatility of 72.57%.

The risk-free interest rate assumptions are based on the applicable U.S. Treasury Bill rates over the options’ expected lives; the expected life assumptions are based on the time period stock options are expected to be outstanding based on historical experience; and the expected stock price volatility assumptions are based on the historical and implied volatility of the Company’s common stock.

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

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

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

The following tables contain details of the Company’s operations by segment:

	Sales	Segment income (expense)	Other operating expense	Operating income (loss)
	(thousands)
Three months ended June 30, 2012
Contract	$878,838	$25,704	$—	$25,704
Retail	723,561	2,842	—	2,842
Corporate and Other	—	(5,458)	—	(5,458)

Total	$1,602,399	$23,088	$—	$23,088

Three months ended June 25, 2011
Contract	$880,333	$17,425	$(8,058)	$9,367
Retail	767,283	7,969	(5,858)	2,111
Corporate and Other	—	(7,457)	—	(7,457)

Total	$1,647,616	$17,937	$(13,916)	$4,021

	Sales	Segment income (expense)	Other operating expense	Operating income (loss)
	(thousands)
Six months ended June 30, 2012
Contract	$1,839,422	$52,791	$—	$52,791
Retail	1,635,889	25,668	(25,266)	402
Corporate and Other	—	(12,256)	—	(12,256)

Total	$3,475,311	$66,203	$(25,266)	$40,937

Six months ended June 25, 2011
Contract	$1,806,005	$26,430	$(8,058)	$18,372
Retail	1,704,612	33,589	(5,858)	27,731
Corporate and Other	—	(13,470)	—	(13,470)

Total	$3,510,617	$46,549	$(13,916)	$32,633

Interest expense, interest income, and other income, net are not recorded by segments.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

13. Shareholders’ Equity and Noncontrolling Interest

The following table reflects changes in shareholders’ equity and noncontrolling interest for the first six months of 2012.

	Shareholders’ Equity	Noncontrolling Interest
	(thousands)
Balance at December 31, 2011	$568,993	$31,923
Comprehensive income:
Net income attributable to OfficeMax and noncontrolling interest	16,637	1,605
Other comprehensive income:
Foreign currency translation adjustments	705	(1,130)
Amortization of unrecognized retirement and benefit costs, net of tax	4,134	—
Unrealized hedge loss adjustment, net of tax	(157)	—

Comprehensive income attributable to OfficeMax and noncontrolling interest	21,319	475
Preferred stock dividends	(1,059)	—
Stock-based compensation activity	4,153	—
Other	(197)	8

Balance at June 30, 2012	$593,209	$32,406

14. Commitments and Guarantees

Commitments

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the second quarter of 2012, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $26.7 million. As the estimated purchase price was less than the carrying value of the noncontrolling interest as of the end of the second quarter of 2012 and the end of the prior fiscal year, the Company recorded the noncontrolling interest at the carrying value for both these periods. There is no impairment relating to the assets of the joint venture as the estimated future cash flows support the overall carrying value of its assets.

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

Overall Summary

Sales for the second quarter of 2012 decreased 2.7% year-over-year to $1,602.4 million, while sales of $3,475.3 million for the first six months of 2012 decreased 1.0% year-over-year. Fiscal year 2011 contained an extra week for our domestic businesses which resulted in a shift in the calendar weeks that are included in each year’s fiscal quarter. After adjusting for the impact of the change in foreign exchange rates, the impact of stores closed and opened during 2011 and 2012 and this shift in weeks for our U.S. businesses, sales for the second quarter of 2012 increased 0.3% year-over-year, and sales for the first six months of 2012 increased 0.2% year-over-year. Gross profit margin decreased 0.2% of sales (20 basis points) to 25.6% of sales in the second quarter of 2012, but increased 0.1% of sales (10 basis points) to 25.7% of sales in the first six months of 2012, compared to the same periods of 2011. The decrease in the second quarter was due to lower customer margins, while the increase in the first six months was due to lower supply chain costs, which were partially offset by lower customer margins. Operating, selling and general and administrative expenses declined during the second quarter and first six months of 2012 compared to the same periods of 2011 due to lower payroll expense, reduced advertising expense, lower credit card processing fees and lower depreciation expense, which were partially offset by increased incentive compensation expense. We reported operating income of $23.1 million and $40.9 million in the second quarter and first six months of 2012, respectively, compared to operating income of $4.0 million and $32.6 million for the second quarter and first six months of 2011, respectively. As noted in the discussion and analysis that follows, our operating results in some periods were impacted by significant items such as charges for store closures and severance. These items were recorded in other operating expenses. If we eliminate these items from the applicable periods, our adjusted operating income was $23.1 million and $66.2 million for the second quarter and first six months of 2012, respectively, and $17.9 million and $46.5 million for the second quarter and first six months of 2011, respectively.

The reported net income (loss) available to OfficeMax common shareholders was income of $10.7 million, or $0.12 per diluted share, in the second quarter of 2012 compared to a loss of $3.0 million, or $(0.04) per diluted share, in the second quarter of 2011. The reported net income available to OfficeMax common shareholders was $15.6 million, or $0.18 per diluted share, in the first six months of 2012 compared to $8.3 million, or $0.10 per diluted share, in the first six months of 2011. If we eliminate the impact of significant items from the applicable periods, our adjusted net income available to OfficeMax common shareholders was $10.7 million, or $0.12 per diluted share, and $31.0 million, or $0.35 per diluted share, for the second quarter and first six months of 2012, respectively, and $6.0 million, or $0.07 per diluted share, and $17.4 million, or $0.20 per diluted share, for the second quarter and first six months of 2011, respectively.

Results of Operations, Consolidated

($ in thousands)

	Three months ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Sales	$1,602,399	$1,647,616	$3,475,311	$3,510,617
Gross profit	409,513	425,063	892,290	899,575
Operating, selling and general and administrative expenses	386,425	407,126	826,087	853,026
Other operating expenses	—	13,916	25,266	13,916

Total operating expenses	386,425	421,042	851,353	866,942
Operating income	$23,088	$4,021	$40,937	$32,633
Net income (loss) available to OfficeMax common shareholders	$10,719	$(3,021)	$15,578	$8,345
Gross profit margin	25.6%	25.8%	25.7%	25.6%
Operating, selling and general and administrative expenses
Percentage of sales	24.1%	24.7%	23.8%	24.3%

In addition to assessing our operating performance as reported under U.S. generally accepted accounting principles (“GAAP”), we evaluate our results of operations before non-operating legacy items and certain operating items that are not indicative of our core operating activities such as severance, facility closures and adjustments, and asset impairments. We also assess the underlying core change in sales excluding the impact of changes in foreign exchange rates, the impact of stores closed and opened and the shift in weeks resulting from our fiscal calendar. We believe our presentation of financial measures before, or excluding, these items, which are non-GAAP measures, enhances our investors’ overall understanding of our recurring operational performance and provides useful information to both investors and management to evaluate the ongoing operations and prospects of OfficeMax by providing better comparisons. Whenever we use non-GAAP financial measures, we designate these measures as “adjusted” and provide a reconciliation of the non-GAAP financial measures to the most closely applicable GAAP financial measure. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measure.

Although we believe the non-GAAP financial measures enhance an investor’s understanding of our performance, our management does not itself, nor does it suggest that investors should, consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP. The non-GAAP financial measures we use may not be consistent with the presentation of similar companies in our industry. However, we present such non-GAAP financial measures in reporting our financial results to provide investors with an additional tool to evaluate our operating results in a manner that focuses on what we believe to be our ongoing business operations

In the following tables, we reconcile our non-GAAP financial measures to our reported GAAP financial results. (Totals in the tables may not sum down due to rounding.)

	Non-GAAP Reconciliation - Sales
	Three Months Ended			Six Months Ended
	June 30, 2012	June 25, 2011	Percent Change	June 30, 2012	June 25, 2011	Percent Change
	(thousands)			(thousands)
Sales as reported	$1,602,399	$1,647,616	(2.7%)	$3,475,312	$3,510,618	(1.0%)
Less: Unfavorable impact of change in foreign exchange rates(a)	(17,569)	—		(14,699)	—

Sales adjusted for impact of change in foreign exchange rates	$1,619,968	$1,647,616	(1.7%)	$3,490,010	$3,510,618	(0.6%)
Adjustment for same stores and shift in calendar weeks(b)	(13,411)	(46,399)		(22,605)	(51,543)

Sales adjusted for impact of change in foreign exchange rates and adjustment for same stores and shift in calendar weeks	$1,606,557	$1,601,217	0.3%	$3,467,405	$3,459,075	0.2%

(a)	Computed by assuming constant exchange rates between periods.
(b)	Impact from stores closed and opened during 2012 and 2011 and the shift in calendar weeks resulting from reporting fifty-three weeks in fiscal 2011.

	Non-GAAP Reconciliation – Current Year Operating Results
	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(thousands, except per-share amounts)			(thousands, except per-share amounts)
As reported	$23,088	$10,719	$0.12	$40,937	$15,578	$0.18
Store closure charges	—	—	—	25,266	15,437	0.18

As adjusted	$23,088	$10,719	$0.12	$66,203	$31,015	$0.35

	Non-GAAP Reconciliation – Prior Year Operating Results
	Three Months Ended June 25, 2011			Six Months Ended June 25, 2011
	Operating income	Net income (loss) available to OfficeMax common shareholders	Diluted income (loss) per common share	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(thousands, except per-share amounts)			(thousands, except per-share amounts)
As reported	$4,021	$(3,021)	$(0.04)	$32,633	$8,345	$0.10
Store closure charges	5,602	3,423	0.04	5,602	3,423	0.04
Severance charges	8,314	5,597	0.07	8,314	5,597	0.06

As adjusted	$17,937	$5,999	$0.07	$46,549	$17,365	$0.20

These items are described in more detail in this Management’s Discussion and Analysis.

At the end of the second quarter of 2012, we had $444.5 million in cash and cash equivalents and $596.9 million in available (unused) borrowing capacity under our revolving credit facility. We had outstanding recourse debt of $237.4 million (both current and long-term) and non-recourse obligations of $1,470.0 million related to the timber securitization notes. There is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged installment notes receivable and underlying guarantees. There were no borrowings on our revolving credit facilities during the first six months of 2012.

For the first six months of 2012, operations provided $82.1 million of cash, while investing (including systems and infrastructure investments) and financing used $31.0 million and $32.3 million, respectively.

Outlook

Based on the current environment, we expect that total company sales for the third quarter will be approximately flat, to slightly higher than, the third quarter of 2011, including the projected unfavorable impact of foreign currency translation. Additionally, we anticipate that for the third quarter of 2012, adjusted operating income margin rates will be approximately in line with the 2.3% for the prior year period. For the full year 2012, we anticipate that total company sales will be approximately in line with the prior year, including the projected unfavorable impact of foreign currency translation in 2012 and excluding the additional week in 2011 which generated $86 million in sales. We anticipate that for the full year 2012, the adjusted operating income margin rate will be approximately in line with, to slightly higher than, the 1.7% rate for the full year of 2011.

We anticipate cash flow from operations for the full year 2012 to exceed those for capital expenditures. We expect capital expenditures to be approximately $75 million to $85 million, primarily related to maintenance and investments in technology, ecommerce and infrastructure improvements and upgrades. We are continuing to evaluate ways to simplify our balance sheet and options for capital allocation.

Operating Results

Sales for the second quarter of 2012 decreased 2.7% year-over-year to $1,602.4 million, while sales of $3,475.3 million for the first six months of 2012 decreased 1.0% year-over-year. On a local currency basis, sales for the second quarter of 2012 declined 1.7% compared to the second quarter of 2011, and sales for the first six months of 2012 declined 0.6% compared to the first six months of 2011. Fiscal year 2011 contained an extra week for our domestic businesses which resulted in a shift in the calendar weeks that are included in each year’s fiscal quarter. After adjusting for the impact of the change in foreign exchange rates, the impact of stores closed and opened during 2011 and 2012 and this shift in weeks for our U.S. businesses, sales for the second quarter of 2012 increased 0.3% year-over-year, and sales for the first six months of 2012 increased 0.2% year-over-year. In our Retail segment, same-store sales in local currencies declined 0.9% in the second quarter of 2012 compared to the second quarter of 2011 and 1.2% for the first six months of 2012 compared to the first six months of 2011. In our Contract segment, sales in local currencies increased 1.0% for the second quarter of 2012 compared to the second quarter of 2011 and 2.0% for the first six months of 2012 compared to the first six months of 2011.

Gross profit margin decreased 0.2% of sales (20 basis points) to 25.6% of sales in the second quarter of 2012 but increased 0.1% of sales (10 basis points) to 25.7% of sales in the first six months of 2012. For the second quarter of 2012, the Company experienced slightly lower customer margins in our Contract segment, primarily relating to the international sales, and a mix shift between our segments, which were partially offset by increased customer margins in our Retail segment. Gross profit margin for the first six months of 2012 increased as lower supply chain costs in our Contract segment were partially offset by lower customer margins in Contract from the international sales and higher delivery expense in the Retail segment.

Operating, selling and general and administrative expenses decreased $20.7 million and $26.9 million year-over-year for the second quarter and the first six months of 2012, respectively. As a percentage of sales, operating, selling and general and administrative expenses decreased 0.6% of sales year-over-year to 24.1% of sales in the second quarter of 2012 and decreased 0.5% of sales year-over-year to 23.8% of sales in the first six months of 2012. Decreases in the operating, selling and general and administrative expenses occurred in both our Retail and Contract segments for the second quarter of 2012 and for the first six months of 2012 compared to the same periods of 2011. Expenses for both periods of 2012 were lower year-over-year due to reduced payroll expense due to reorganizations and facility closures in 2011 and store closures in 2011 and 2012, decreased advertising expense, lower credit card processing fees resulting from credit card reform legislation and lower depreciation expense from closed stores, partially offset by higher incentive compensation expense. Incentive compensation expense was $12.3 million higher in the second quarter of 2012 than in the second quarter of 2011 and $12.5 million higher in the first six months of 2012 than in the first six months of 2011.

As noted above, our results for the first six months of 2012 and 2011 included the following significant items which were included in other operating expenses in the Consolidated Statements of Operations:

•

The first six months of 2012 and 2011 included charges recorded in our Retail segment related to store closures in the U.S. of $25.3 million (first quarter of 2012) and $5.6 million (second quarter of 2011), respectively, which reduced net income available to OfficeMax common shareholders by $15.4 million and $3.4 million, or $0.18 and $0.04 per diluted share, for the first six months of 2012 and 2011, respectively.

•

The first six months of 2011 included severance charges of $8.3 million recorded in the second quarter ($8.0 million in Contract and $0.3 million in Retail) related to reorganizations in Canada, Australia, and the U.S. Contract sales and supply chain organizations, which increased net loss by $5.6 million, or $0.07 per diluted share for the second quarter of 2011 and $0.06 per diluted share for the first six months of 2011.

Interest income was $11.0 million and $10.9 million for the second quarters of 2012 and 2011, respectively. For the first six months of 2012 and 2011, interest income was $21.8 million and $21.9 million, respectively.

Interest expense was $17.5 million in the second quarter of 2012 compared to $18.1 million in the second quarter of 2011 and was $35.8 million in the first six months of 2012 compared to $36.9 million in the first six months of 2011.

For the second quarter of 2012, we recognized income tax expense of $5.3 million on pre-tax income of $16.6 million (effective tax expense rate of 31.8%) compared to an income tax benefit of $1.0 million on a pre-tax loss of $3.1 million (effective tax benefit rate of 32.3%) for the second quarter of 2011. For the first six months of 2012, we recognized income tax expense of $8.9 million on pre-tax income of $27.2 million (effective tax expense rate of 32.8%) compared to income tax expense of $6.7 million on pre-tax income of $17.8 million (effective tax expense rate of 37.5%) for the first six months of 2011. The effective tax rate in both years was impacted by the effects of state income taxes, income items not subject to tax, non-deductible expenses and the mix of domestic and foreign sources of income.

We reported net income (loss) attributable to OfficeMax and noncontrolling interest of $11.3 million and $18.2 million for the second quarter of 2012 and for the first six months of 2012, respectively. After adjusting for joint venture results attributable to noncontrolling interest and preferred dividends, we reported net income available to OfficeMax common shareholders of $10.7 million, or $0.12 per diluted share, and $15.6 million, or $0.18 per diluted share, for the second quarter of 2012 and for the first six months of 2012, respectively. Adjusted net income available to OfficeMax common shareholders, as discussed above, was $10.7 million, or $0.12 per diluted share, for the second quarter of 2012 compared to $6.0 million, or $0.07 per diluted share, for the second quarter of 2011. For the first six months of 2012 and 2011, adjusted net income available to OfficeMax common shareholders was $31.0 million, or $0.35 per diluted share, for 2012 compared to $17.4 million, or $0.20 per diluted share, for 2011.

Segment Discussion

We report our results using three reportable segments: Contract, Retail, and Corporate and Other.

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

Our Corporate and Other segment includes corporate support staff services and certain other legacy expenses as well as the related assets and liabilities. The income and expense related to certain assets and liabilities that are reported in the Corporate and Other segment have been allocated to the Contract and Retail segments.

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

Contract

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Sales	$878,838	$880,333	$1,839,422	$1,806,005
Gross profit	196,129	195,915	411,390	401,404
Gross profit margin	22.3%	22.3%	22.4%	22.2%
Operating, selling and general and administrative expenses	170,425	178,490	358,599	374,974
Percentage of sales	19.4%	20.3%	19.5%	20.7%

Segment income	$25,704	$17,425	$52,791	$26,430
Percentage of sales	2.9%	2.0%	2.9%	1.5%

Sales by product line
Office supplies and paper	$494,073	$502,238	$1,045,307	$1,043,641
Technology products	283,394	281,262	591,019	572,326
Office furniture	101,371	96,833	203,096	190,038

Sales by geography
United States	$607,852	$592,196	$1,249,988	$1,200,425
International	270,986	288,137	589,434	605,580
Sales growth (decline)	(0.2)%	0.0%	1.9%	(2.0)%

Contract segment sales decreased 0.2% year-over-year for the second quarter of 2012 to $878.8 million, but increased 1.0% in local currencies. Sales for the first six months of 2012 of $1,839.4 million increased 1.9% year-over-year (2.0% in local currencies). U.S. sales increased 2.6% and 4.1% year-over-year for the second quarter and first six months of 2012, respectively. For the second quarter of 2012, sales to newly acquired customers continued to outpace reduced sales due to lost customers, but were partially offset by a decline in sales to existing customers. The 2.5% decline rate in sales to existing customers was a continued improvement from the decline rates of 6.4%, 3.6%, and 2.9% in the third and fourth quarters of 2011 and first quarter of 2012, respectively. International sales declined 6.0% year-over-year for the second quarter of 2012 (2.3% in local currencies) and declined 2.7% year-over-year for the first six months of 2012 (2.3% in local currencies) due to lower sales to existing customers.

Contract segment gross profit margin of 22.3% of sales for the second quarter of 2012 was flat compared to the second quarter of 2011, reflecting lower supply chain costs, offset by a slight decline in customer margins. For the first six months of 2012, Contract segment gross profit margin increased 0.2% (20 basis points) to 22.4%. Gross profit margins increased in the U.S. for both the second quarter and the first six months of 2012 due to higher customer margins and lower supply chain costs. In the international businesses, gross profit margins increased year-over-year for both the second quarter and first six months of 2012, primarily due to lower supply chain costs, which were partially offset by lower customer margins. These gross profit margin improvements were mitigated by a shift in sales between the U.S. and the international businesses.

Contract segment operating, selling and general and administrative expenses decreased $8.1 million and $16.4 million for the second quarter and first six months of 2012, respectively, compared to the same periods of the prior year. As a percentage of sales, these expenses decreased 0.9% year-over-year to 19.4% of sales for the second quarter of 2012 and decreased 1.2% year-over-year to 19.5% of sales for the first six months of 2012. The decreases were primarily due to lower payroll expense from reorganizations and facility closures in 2011 and a reduction in other expenses, which were partially offset by increased incentive compensation expense. Incentive compensation expense was $6.7 million higher in the second quarter of 2012 than the second quarter of 2011 and $6.2 million higher in the first six months of 2012 than in the first six months of 2011.

Contract segment income was $25.7 million, or 2.9% of sales, for the second quarter of 2012, compared to $17.4 million, or 2.0% of sales, for the second quarter of 2011. Contract segment income was $52.8 million, or 2.9% of sales, for the first six months of 2012 compared to $26.4 million, or 1.5% of sales, for the first six months of 2011. The increase in segment income for both periods was primarily attributable to lower operating, selling and general and administrative expenses despite increased incentive compensation expense, as well as higher sales in the first six months (excluding the impact of foreign exchange rates) driven by higher first quarter sales.

Retail

($ in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 25, 2011	June 30, 2012	June 25, 2011
Sales	$723,561	$767,283	$1,635,889	$1,704,612
Gross profit	213,384	229,148	480,900	498,171
Gross profit margin	29.5%	29.9%	29.4%	29.2%
Operating, selling and general and administrative expenses	210,542	221,179	455,232	464,582
Percentage of sales	29.1%	28.9%	27.8%	27.2%

Segment income	$2,842	$7,969	$25,668	$33,589
Percentage of sales	0.4%	1.0%	1.6%	2.0%

Sales by product line
Office supplies and paper	$309,206	$319,807	$685,537	$695,610
Technology products	367,057	399,610	846,304	903,434
Office furniture	47,298	47,866	104,048	105,568

Sales by geography
United States	$660,568	$702,506	$1,507,942	$1,572,234
International	62,993	64,777	127,947	132,378
Sales growth (decline)	(5.7)%	(0.7)%	(4.0)%	(1.3)%
Same-location sales growth (decline)	(1.8)%	(0.5)%	(2.0)%	(0.9)%

Retail segment sales decreased by 5.7% year-over-year (4.8% on a local currency basis) to $723.6 million for the second quarter of 2012 and by 4.0% year-over-year (3.3% on a local currency basis) to $1,635.9 million for the first six months of 2012, in both cases reflecting store closures and reduced store transactions. U.S. same-store sales declined 1.3% and 1.5% year-over-year for the second quarter and first six months of 2012, respectively, in both cases primarily due to lower store transactions partially offset by higher average ticket amounts compared to the same periods of 2011. Mexico same-store sales increased 3.5% and 2.0% year-over-year on a local currency basis for the second quarter and first six months of 2012, respectively. We ended the second quarter of 2012 with 957 stores. In the U.S., we closed 25 retail stores during the first six months of 2012 (two in the second quarter), and opened one (none in the second quarter), ending the quarter with 872 retail stores. Grupo OfficeMax, our majority-owned joint venture in Mexico, opened four stores during the first six months of 2012 (two in the second quarter), and closed one during the first six months of 2012, (one in the second quarter), ending the quarter with 85 retail stores.

Retail segment gross profit margin decreased 0.4% of sales (40 basis points) year-over-year to 29.5% of sales for the second quarter of 2012, but increased 0.2% of sales (20 basis points) year-over-year to 29.4% of sales for the first six months of 2012. The second quarter decrease was due to lower gross profit margins in Mexico and higher freight and delivery expense in the U.S, which were partially offset by increased customer margins in the U.S. The increase in gross profit margin in the first six months of 2012 was due primarily to lower inventory shrinkage expense, which was partially offset by increased delivery expense from higher fuel costs in the first quarter of 2012.

Retail segment operating, selling and general and administrative expenses decreased $10.6 million and $9.4 million for the second quarter and first six months of 2012, respectively, compared to the same periods of the prior year, primarily related to store closures. Retail segment operating, selling and general and administrative expenses as a percentage of sales increased 0.2% of sales year-over-year to 29.1% of sales for the second quarter of 2012 and increased 0.6% year-over-year to 27.8% of sales for the first six months of 2012 due to higher incentive compensation expense and lower credit card processing fees and advertising expense. The decrease in operating, selling and general and administrative expenses for both periods was due to lower payroll expense in the U.S. from closed stores, reduced advertising expense, lower credit card processing fees resulting from credit card reform legislation and lower depreciation expense from closed stores, which were partially offset by higher incentive compensation expense. Incentive compensation expense was $4.9 million higher in the second quarter of 2012 than the second quarter of 2011 and $6.2 million higher in the first six months of 2012 than in the first six months of 2011.

Retail segment income was $2.8 million, or 0.4% of sales, for the second quarter of 2012, compared to $8.0 million, or 1.0% of sales, for the second quarter of 2011. Retail segment income was $25.7 million, or 1.6% of sales, for the first six months of 2012 compared to $33.6 million, or 2.0% of sales, for the first six months of 2011. The decrease in segment income for both periods was attributable to the lower sales and higher incentive compensation expense, which were partially offset by the lower operating, selling and general and administrative expenses and higher gross profit margins.

Corporate and Other

Corporate and Other segment loss was $5.5 million and $12.3 million for the second quarter and first six months of 2012, respectively, compared to $7.5 million and $13.5 million for the second quarter and first six months of 2011, respectively. The decrease in expense for both periods of 2012 compared to 2011 was due primarily to lower pension expense in 2012.

Liquidity and Capital Resources

At the end of the second quarter of 2012, the total liquidity available for OfficeMax was $1,041.4 million. This includes cash and cash equivalents of $444.5 million, including $167.1 million in foreign cash balances, and borrowing availability of $596.9 million from our credit agreement associated with the Company and certain of our subsidiaries in the U.S., Puerto Rico and Canada. During the first quarter of 2012, we exercised our option to terminate our credit agreement associated with our subsidiaries in Australia and New Zealand effective March 30, 2012. At the end of the second quarter of 2012, the Company was in compliance with all covenants under the one remaining credit agreement. The credit agreement associated with the Company and certain of our subsidiaries in the U.S., Puerto Rico and Canada expires on October 7, 2016. At the end of the second quarter of 2012, we had $237.4 million of short-term and long-term recourse debt and $1,470 million of non-recourse timber securitization notes outstanding.

Under certain circumstances there are restrictions on our ability to repatriate certain amounts of foreign cash balances. If the Company chose to repatriate certain unrestricted foreign cash balances, it could result in income tax expense of $2.1 million in excess of the amount already accrued and $4.1 million in cash taxes due.

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

Operating Activities

Our operating activities provided cash of $82.1 million in the first six months of 2012 compared to $26.7 million in the first six months of 2011. Cash from operations for 2012 was higher than the prior year primarily reflecting favorable working capital changes and higher earnings. Changes in accounts payable and accrued liabilities were impacted by incentive compensation payments. The first six months of 2012 reflected minimal payments related to incentive compensation as performance targets generally were not achieved for the 2011 annual incentive plan. The first six months of 2011 included incentive compensation payments of approximately $54 million related to the 2010 annual incentive plan.

Inventory balances at the end of the first six months of 2012 and 2011 were comparable after adjusting for the impact of the change in foreign exchange rates, as the first six months of each year reflected reductions of inventory balances from the respective prior year end. In addition to the changes discussed above, accounts payable also reflected a reduction for the first six months of both 2012 and 2011. However, the decline was greater in the first six months of 2012 than in the first six months of 2011 due to the timing of certain payments. Collections from our domestic receivables were higher during the first six months of 2012 than during the same period of 2011, as there was increased vendor-supported promotional activity at the end of 2011.

We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees, primarily in Contract. Pension expense was $1.6 million and $4.9 million for the first six months of 2012 and 2011, respectively. In the first six months of 2012 and 2011, we made cash contributions to our pension plans totaling $12.6 million and $1.7 million, respectively. The estimated minimum required funding contribution in 2012 is approximately $21 million to $28 million and the expense is projected to be approximately $3 million compared to expense of $10.9 million in 2011. In addition, we may elect to make additional voluntary contributions.

Investing Activities

Capital spending for the first six months of 2012 was $32.6 million, compared to $28.2 million for the first six months of 2011, and consisted of system improvements relating to our growth initiatives, overall software enhancements and infrastructure improvements, as well as spending on new stores in Mexico and the U.S. We expect our capital investments in 2012 to be approximately $75 million to $85 million. Our capital spending in 2012 will be primarily for maintenance and investment in technology, ecommerce and infrastructure improvements and upgrades.

During the second quarter of 2012, the Company began considering potential options to sell its Croxley-branded wholesale, distribution and manufacturing business in New Zealand (“Croxley”), a wholly-owned subsidiary included in the Company’s Contract segment. The process is in the early stages with the Company considering potential pricing and market interest. As such, management is not assured that a sale will occur within twelve months. Croxley’s net book value was approximately $44 million at June 30, 2012.

Financing Activities

Our financing activities used cash of $32.3 million and $7.1 million in the first six months of 2012 and 2011, respectively. Net debt payments were $30.1 million and $2.0 million in the first six months of 2012 and 2011, respectively as we repaid a $35 million medium-term note that had reached maturity in the first six months of 2012.

In July 2012, we reinstated the payment of quarterly cash dividends on our common stock, given progress in executing our strategic plan to achieve sustainable, profitable growth. The first quarterly dividend following this decision will be $0.02 per share, or $0.08 per share on an annualized basis, payable on August 31, 2012, to shareholders of record as of the close of business on August 15, 2012. The company suspended its dividend to shareholders of common stock on December 18, 2008. We are continuing to evaluate ways to simplify our balance sheet and options for capital allocation.

Financing Arrangements

We lease our store space and certain other property and equipment under operating leases. These operating leases are not included in debt; however, they represent a significant commitment. Our obligations under operating leases are shown in the “Contractual Obligations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our debt structure consists of a credit agreement, note agreements, and other borrowings as described below. For more information, see the “Contractual Obligations” and “Disclosures of Financial Market Risks” sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Credit Agreements

On October 7, 2011, we entered into a Second Amended and Restated Loan and Security Agreement (the “North American Credit Agreement”) with a group of banks. The North American Credit Agreement amended both our existing credit agreement to which we were a party along with certain of our subsidiaries in the U.S. (the “U.S. Credit Agreement”) and our existing credit agreement to which our subsidiary in Canada was a party (the “Canadian Credit Agreement”) and consolidated them into a single credit agreement. The North American Credit Agreement permits us to borrow up to a maximum of $650 million (U.S. dollars), of which $50 million is allocated to our Canadian subsidiary, and $600 million is allocated to the Company and its other participating U.S. subsidiaries, in each case subject to a borrowing base calculation that limits availability to a percentage of eligible trade and credit card receivables plus a percentage of the value of eligible inventory less certain reserves. The North American Credit Agreement may be increased (up to a maximum of $850 million) at our request and the approval of the lenders participating in the increase, or may be reduced from time to time at our request, in each case according to the terms detailed in the North American Credit Agreement. Letters of credit, which may be issued under the North American Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. Stand-by letters of credit issued under the North American Credit Agreement totaled $42.9 million at the end of the second quarter of 2012. At the end of the second quarter of 2012, the maximum aggregate borrowing amount available under the North American Credit Agreement was $639.8 million and availability under the North American Credit Agreement totaled $596.9 million. At the end of the second quarter of 2012, we were in compliance with all covenants under the North American Credit Agreement. The North American Credit Agreement expires on October 7, 2016 and allows the payment of dividends, subject to availability restrictions and if no default has occurred.

Borrowings under the North American Credit Agreement are subject to interest at rates based on either the prime rate, the federal funds rate, LIBOR or the Canadian Dealer Offered Rate. An additional percentage, which varies depending on the level of average borrowing availability, is added to the applicable rates. Fees on letters of credit issued under the North American Credit Agreement are charged at rates between 1.25% and 2.25% depending on the type of letter of credit (i.e., stand-by or commercial) and the level of average borrowing availability. The Company is also charged an unused line fee of between 0.375% and 0.5% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit. The fees on letters of credit were 1.75% and the unused line fee was 0.5% at the end of the second quarter of 2012.

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

Timber Notes/Non-Recourse Debt

In October 2004, we sold our timberland assets in exchange for $15 million in cash plus credit-enhanced timber installment notes in the amount of $1,635 million (the “Installment Notes”). The Installment Notes were issued by single-member limited liability companies formed by affiliates of Boise Cascade, L.L.C (the “Note Issuers”). In order to support the Installment Notes, the Note Issuers transferred $1,635 million in cash to Lehman Brothers Holdings Inc. (“Lehman”) and Wachovia Corporation (“Wachovia”) ($817.5 million to each of Lehman and Wachovia) who issued collateral notes (the “Collateral Notes”) to the Note Issuers and guaranteed the respective Installment Notes. In December 2004, we completed a securitization transaction in which the Company’s interests in the Installment Notes and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries. The subsidiaries pledged the Installment Notes and related guarantees and issued securitized notes (the “Securitization Notes”) in the amount of $1,470 million. Recourse on the Securitization Notes is limited to the proceeds of the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty. As a result, there is no recourse against OfficeMax, and the Securitization Notes have been reported as non-recourse debt in our Consolidated Balance Sheets.

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

Measuring impairment of a loan requires judgment and estimates, and the eventual outcome may differ from our estimate by a material amount. The Lehman Guaranteed Installment Note has been pledged as collateral for the related Securitization Notes, and therefore it may not freely be transferred to any party other than the Indenture Trustee. Accordingly, the ultimate amount to be realized on the Lehman Guaranteed Installment Note depends on the proceeds from the Lehman bankruptcy estate. Lehman’s disclosure statement on its Chapter 11 Plan (the “Disclosure Statement”) was confirmed by the United States Bankruptcy Court for the Southern District

of New York on December 6, 2011. The Disclosure Statement provides a range of estimated recoveries for various classes of unsecured creditors of Lehman. Pursuant to a stipulation entered into on October 7, 2011 and approved by the bankruptcy court on December 14, 2011, the claim of the Securitization Note holders through the Note Issuers will be treated as a class 3 senior unsecured claim (estimated to recover at a rate of approximately 21.1% under the Chapter 11 Plan) rather than falling into any other class of claims. Due to this categorization, the status of the bankruptcy proceedings, and based on information in the Disclosure Statement, it appears that Securitization Note holders may recover at a potential rate within the range of 17% to 20%. However, uncertainties exist as to the actual recovery that will ultimately be received on the claim. The disposition of a related claim of the Securitization Note holders through us on the guaranty (the “Guaranty Claim”) may result in an additional recovery and the funds available for claimants will depend on Lehman’s ongoing claims resolution process, the establishment of reserves for unresolved claims, and the value of the assets Lehman is able to liquidate. Due to these uncertainties and other factors, we have not increased our assumed recovery rate. An initial distribution of approximately $50 million on the claim through the Note Issuers was received from Lehman by the Note Issuers during April of 2012, and will ultimately be distributed to the Securitization Note holders. As of June 30, 2012, the cash received was classified as restricted cash, and the carrying value of the Lehman Guaranteed Installment Note was reduced by this amount. The Company expects the cash to be ultimately remitted to the Securitization Note Holders and does not have the right to access the cash for any other purpose. The cash is currently being held by the Note Issuer of the Lehman Guaranteed Installment Note until final disposition of the Guaranty Claim.

Further distributions are expected to occur over a several-year period. Going forward, we intend to adjust the carrying value of the Lehman Guaranteed Installment Note as further information regarding the Securitization Note holders’ share of the proceeds, if any, from the Lehman bankruptcy estate becomes available. Recourse on the Securitization Notes is limited to the proceeds from the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty, and any proceeds we receive from the bankruptcy will be distributed to the Securitization Note holders. However, under current generally accepted accounting principles, we are required to continue to recognize the liability related to the Securitization Notes guaranteed by Lehman until such time as the liability has been extinguished. The liability will be extinguished when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders. We expect that this will occur when the remaining Guaranty Claim of the Securitization Note holders in the bankruptcy is resolved and as the Lehman assets are in the process of distribution. Accordingly, we expect to recognize a non-cash gain equal to the difference between the combined amount of the carrying value of the Securitization Notes guaranteed by Lehman ($735.0 million at June 30, 2012) and the related interest payable ($17.9 million at June 30, 2012) and the combined amount of the carrying value of the Lehman Guaranteed Installment Note and the restricted cash (together $81.8 million at June 30, 2012) in a later period when the liability is legally extinguished. The actual gain to be recognized in the future will be measured based on the carrying amounts of the Lehman Guaranteed Installment Note and the Securitization Notes guaranteed by Lehman at the date of settlement.

Any discussion of the Lehman bankruptcy in this document is strictly based on factual observations from the bankruptcy cases and should not be interpreted as constituting legal analysis of or admission as to the ultimate allowances of our claim based on the Lehman Guaranteed Installment Note or any Note Issuers’ claim based on Collateral Notes, or the interplay thereof.

At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability until 2020 ($529 million at June 30, 2012), the maturity date for the Installment Notes. Due to the Lehman bankruptcy and note defaults, the recognition of the Lehman portion of the gain will be triggered in full when the Lehman Guaranteed Installment Note and the related guaranty are transferred to and accepted by the Securitization Note holders. When partial payments are received, the gain will be recognized on a pro rata basis. We expect to reduce estimated cash payments due by utilizing our available alternative minimum tax credits.

Through June 30, 2012, we have received all payments due under the Installment Notes guaranteed by Wachovia (the “Wachovia Guaranteed Installment Notes”), which have consisted only of interest due on the notes, and have made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Notes are current, and we have no reason to believe that we will not be able to collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Notes, the notes are reflected in our Consolidated Balance Sheets at their original principal amount of $817.5 million. Wachovia was acquired by Wells Fargo & Company in a stock transaction in 2008. An additional adverse impact on our financial results presentation could occur if Wells Fargo & Company became unable to perform its obligations under the Wachovia Guaranteed Installment Notes, thereby resulting in a significant impairment impact.

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

Contractual Obligations

For information regarding contractual obligations, see the caption “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. At June 30, 2012, there had not been a material change to the information regarding contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the second quarter of 2012, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $26.7 million. As the estimated purchase price was less than the carrying value of the noncontrolling interest as of the end of the second quarter of 2012 and the end of the prior fiscal year, the Company recorded the noncontrolling interest at the carrying value for both these periods. There is no impairment relating to the assets of the joint venture as the estimated future cash flows support the overall carrying value of its assets.

Off-Balance-Sheet Activities and Guarantees

For information regarding off-balance-sheet activities and guarantees, see “Off-Balance-Sheet Activities and Guarantees” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. At June 30, 2012, there had not been a material change to the information regarding off-balance-sheet activities and guarantees disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Disclosures of Financial Market Risks

Financial Instruments

Our debt is predominantly fixed-rate. At June 30, 2012, the estimated current fair value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $508 million less than the amount of debt reported in the Consolidated Balance Sheets. As previously discussed, there is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged Installment Notes receivable and underlying guarantees. The debt and receivables related to the timber notes have fixed interest rates and are reflected in the tables below, along with the carry amounts and estimated fair values.

The following table provides information about our financial instruments outstanding at June 30, 2012 that are sensitive to changes in interest rates. The following table does not include our obligations for pension plans and other post retirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax employees. As our plans were frozen in 2003, our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits. However, the pension plan obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension plan participants’ increased life expectancies. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include OfficeMax common stock, U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels.

	June 30, 2012		December 31, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
	(thousands)
Financial assets:
Timber notes receivable
Wachovia	$817,500	$982,028	$817,500	$943,706
Lehman	$32,188	$32,188	$81,750	$81,750

Financial liabilities:
Recourse debt	$237,394	$225,659	$268,190	$240,754
Non-recourse debt
Wachovia	$735,000	$891,827	$735,000	$858,779
Lehman	$735,000	$81,750	$735,000	$81,750

Changes in foreign currency exchange rates expose us to financial market risk. We occasionally use derivative financial instruments, such as forward exchange contracts, to manage our exposure associated with commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. We generally do not enter into derivative instruments for any other purpose. We do not speculate using derivative instruments. We were not a party to any material derivative instruments at the end of the second quarter of 2012 or at 2011 fiscal year-end.

The estimated fair values of our other financial instruments, including cash and cash equivalents and receivables are the same as their carrying values. Concentration of credit risks with respect to trade receivables is limited due to the wide variety of vendors, customers and channels to and through which our products are sourced and sold, as well as their dispersion across many geographic areas. In the fourth quarter of 2011, we became aware of financial difficulties at one of our large Contract customers. We granted the customer extended payment terms and in exchange are requesting a security interest in their assets and have implemented creditor oversight provisions. The receivable from this customer was $32 million at June 30, 2012 and the customer is paying according to the agreed upon terms. The majority of this balance has been collected to date. Based on our ongoing sales to this customer, we continue to carry similar receivable balances, which we monitor closely.

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

In the first six months of 2012, we recorded charges of $25.3 million primarily related to the closure of 15 underperforming stores prior to the end of their lease terms.

At June 30, 2012, the facility closure reserve was $67.9 million with $16.3 million included in current liabilities, and $51.6 million included in long-term liabilities. The reserve represents future lease obligations of $125.9 million, net of anticipated sublease income of approximately $58.0 million. Cash payments relating to the facility closures were $9.4 million and $11.2 million in the first six months of 2012 and 2011, respectively.

Environmental

For information regarding environmental issues, see the caption “Environmental” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. At June 30, 2012, there has not been a material change to the information regarding environmental issues disclosed in the Company’s Annual Report on Form 10-K for the year ending December 31, 2011.

Critical Accounting Estimates

For information regarding critical accounting estimates, see the caption “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to the Company’s critical accounting estimates during the first six months of 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk see the caption “Disclosures of Financial Market Risks” herein and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. At June 30, 2012, except as disclosed herein in “Disclosures of Financial Market Risks,” there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

For information regarding risk factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the Company’s risk factors during the first six months of 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning our stock repurchases during the three months ended June 30, 2012 is below. All stock was withheld to satisfy tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 – April 28, 2012	(19)	$5.72	—	—
April 29 – May 26, 2012	(1,720)	4.32	—	—
May 27 – June 30, 2012	(19)	4.45	—	—

Total	(1,758)	4.34	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICEMAX INCORPORATED

/s/ BRUCE BESANKO
Bruce Besanko Executive Vice President, Chief Financial Officer and Chief Administrative Officer (As Duly Authorized Officer and Principal Financial Officer)

Date: August 3, 2012

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2012

Exhibit Number	Exhibit Description

3.1(1)	Conformed Restated Certificate of Incorporation, reflecting all amendments to date.

3.2(2)	Amended and Restated Bylaws, as amended February 12, 2009.

10.1(3)	Change in Control Agreement dated as of April 5, 2012 between OfficeMax Incorporated and Mr. John Kenning.

10.2(4)	Nondisclosure and Fair Competition Agreement dated as of April 2, 2012 between OfficeMax Incorporated and Mr. John Kenning.

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated.

101.INS(5)*	XBRL Instance Document.

101.SCH(5)*	XBRL Taxonomy Extension Schema Document.

101.CAL(5)*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(5)*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(5)*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(5)*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Submitted with this Form 10-Q.
(1)	Exhibit 3.1 was filed under the exhibit 3.1.1 in our Registration Statement on Form S-1 dated November 4, 2009, and is incorporated herein by reference.
(2)	Exhibit 3.2 was filed under the exhibit 3.2 in our Current Report on Form 8-K dated February 18, 2009, and is incorporated herein by reference.
(3)	Exhibit 10.1 was filed under the exhibit 99.1 in our Current Report on Form 8-K dated April 12, 2012, and is incorporated herein by reference.
(4)	Exhibit 10.2 was filed under the exhibit 99.2 in our Current Report on Form 8-K dated April 12, 2012, and is incorporated herein by reference.
(5)	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.