Form 10-Q
period 2012-09-29
OFFICEMAX INC
filed 2012-11-06
CIK 12978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

or

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of October 26, 2012
Common Stock, $2.50 par value	86,744,647

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Three Months Ended
	September 29, 2012	September 24, 2011
	(unaudited)
Sales	$1,744,579	$1,774,767
Cost of goods sold and occupancy costs	1,284,177	1,315,106

Gross profit	460,402	459,661
Operating expenses
Operating, selling, and general and administrative expenses	415,511	418,365
Asset impairments and other operating expenses	11,432	—

Operating income	33,459	41,296
Interest expense	(16,873)	(17,827)
Interest income	11,003	10,984
Gain on extinguishment of non-recourse debt	670,766	—
Other income, net	224	173

Pre-tax income	698,579	34,626
Income tax expense	(263,331)	(11,167)

Net income attributable to OfficeMax and noncontrolling interest	435,248	23,459
Joint venture results attributable to noncontrolling interest	(1,740)	(1,426)

Net income attributable to OfficeMax	$433,508	$22,033
Preferred dividends	(522)	(515)

Net income available to OfficeMax common shareholders	$432,986	$21,518

Net income per common share
Basic	$5.00	$0.25
Diluted	$4.92	$0.25

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Nine Months Ended
	September 29, 2012	September 24, 2011
	(unaudited)
Sales	$5,219,890	$5,285,384
Cost of goods sold and occupancy costs	3,867,198	3,926,148

Gross profit	1,352,692	1,359,236
Operating expenses
Operating, selling, and general and administrative expenses	1,241,598	1,271,391
Asset impairments and other operating expenses	36,698	13,916

Operating income	74,396	73,929
Interest expense	(52,690)	(54,721)
Interest income	32,820	32,913
Gain on extinguishment of non-recourse debt	670,766	—
Other income, net	449	307

Pre-tax income	725,741	52,428
Income tax expense	(272,251)	(17,837)

Net income attributable to OfficeMax and noncontrolling interest	453,490	34,591
Joint venture results attributable to noncontrolling interest	(3,345)	(3,113)

Net income attributable to OfficeMax	$450,145	$31,478
Preferred dividends	(1,581)	(1,614)

Net income available to OfficeMax common shareholders	$448,564	$29,864

Net income per common share
Basic	$5.18	$0.35
Diluted	$5.12	$0.34

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(thousands)

	Three Months Ended
	September 29, 2012	September 24, 2011
	(unaudited)
Net income attributable to OfficeMax and noncontrolling interest	$435,248	$23,459
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	17,888	(28,846)
Pension and postretirement liability adjustment, net of tax	2,179	2,003
Unrealized hedge income, net of tax	—	1,187

Other comprehensive income (loss)	20,067	(25,656)

Comprehensive income (loss) attributable to OfficeMax and noncontrolling interest	$455,315	$(2,197)

Less:
Joint venture results attributable to noncontrolling interest	$1,740	$1,426
Cumulative foreign currency translation adjustment attributable to noncontrolling interest	2,277	(2,445)

Joint venture comprehensive income (loss) attributable to noncontrolling interest	$4,017	$(1,019)

Comprehensive income (loss) attributable to OfficeMax	$451,298	$(1,178)

	Nine Months Ended
	September 29, 2012	September 24, 2011
	(unaudited)
Net income attributable to OfficeMax and noncontrolling interest	$453,490	$34,591
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	17,464	(8,911)
Pension and postretirement liability adjustment, net of tax	6,313	9,070
Unrealized hedge (loss) income, net of tax	(157)	1,272

Other comprehensive income	23,620	1,431

Comprehensive income attributable to OfficeMax and noncontrolling interest	$477,110	$36,022

Less:
Joint venture results attributable to noncontrolling interest	$3,345	$3,113
Cumulative foreign currency translation adjustment attributable to noncontrolling interest	1,147	53

Joint venture comprehensive income attributable to noncontrolling interest	$4,492	$3,166

Comprehensive income attributable to OfficeMax	$472,618	$32,856

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands)

	September 29, 2012	December 31, 2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$506,022	$427,111
Receivables, net	547,652	558,635
Inventories	762,078	821,999
Deferred income taxes and receivables	63,679	63,382
Other current assets	71,377	67,847

Total current assets	1,950,808	1,938,974
Property and equipment:
Land and land improvements	40,319	40,245
Buildings and improvements	491,049	484,900
Machinery and equipment	790,023	783,492

Total property and equipment	1,321,391	1,308,637
Accumulated depreciation	(978,543)	(943,701)

Net property and equipment	342,848	364,936
Intangible assets, net	81,285	81,520
Investment in Boise Cascade Holdings, L.L.C.	175,000	175,000
Timber notes receivable	817,500	899,250
Deferred income taxes	111,689	370,439
Other non-current assets	253,061	239,156

Total assets	$3,732,191	$4,069,275

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	September 29, 2012	December 31, 2011
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of debt	$9,900	$38,867
Accounts payable	615,232	654,918
Income tax payable	31,700	9,553
Accrued expenses and other current liabilities:
Compensation and benefits	111,621	101,516
Other	235,631	208,447

Total current liabilities	1,004,084	1,013,301
Long-term debt, less current portion	226,488	229,323
Non-recourse debt	735,000	1,470,000
Other long-term items:
Compensation and benefits obligations	363,244	393,293
Deferred gain on sale of assets	179,757	179,757
Other long-term liabilities	142,780	182,685
Noncontrolling interest in joint venture	36,410	31,923
Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 628,376 and 638,353 shares outstanding	28,277	28,726
Common stock—$2.50 par value; 200,000,000 shares authorized; 86,716,145 and 86,158,662 shares outstanding	216,790	215,397
Additional paid-in capital	1,021,100	1,015,374
Accumulated deficit	(54,552)	(500,843)
Accumulated other comprehensive loss	(167,187)	(189,661)

Total OfficeMax shareholders’ equity	1,044,428	568,993

Total liabilities and shareholders’ equity	$3,732,191	$4,069,275

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(thousands)

	Nine Months Ended
	September 29, 2012	September 24, 2011
	(unaudited)
Cash provided by operations:
Net income attributable to OfficeMax and noncontrolling interest	$453,490	$34,591
Non-cash items in net income:
Dividend income from investment in Boise Cascade Holdings, L.L.C.	(6,307)	(5,830)
Depreciation and amortization	55,704	63,759
Non-cash impairment charges	9,791	—
Pension and other postretirement benefits expense	529	6,227
Non-cash gain on extinguishment of non-recourse debt	(670,766)	—
Non-cash deferred taxes on extinguishment of non-recourse debt	239,990	—
Other	35,234	13,070
Changes in operating assets and liabilities:
Receivables	28,360	(14,707)
Inventories	69,038	77,249
Accounts payable and accrued liabilities	(22,625)	(76,980)
Current and deferred income taxes	23,157	5,749
Other	(57,765)	(24,385)

Cash provided by operations	157,830	78,743

Cash used for investment:
Expenditures for property and equipment	(48,173)	(41,549)
Proceeds from sales of assets, net	1,667	169

Cash used for investment	(46,506)	(41,380)

Cash used for financing:
Cash dividends paid:
Common stock	(1,733)	—
Preferred stock	(1,059)	(2,224)

	(2,792)	(2,224)
Borrowings of short-term debt, net	6,066	20
Payments of long-term debt	(37,975)	(5,154)
Purchase of preferred stock	(187)	(1,624)
Proceeds from exercise of stock options	398	1,949
Payments related to other share-based compensation	(1,216)	(4,404)
Other	—	157

Cash used for financing	(35,706)	(11,280)

Effect of exchange rates on cash and cash equivalents	3,293	(2,983)
Increase in cash and cash equivalents	78,911	23,100

Balance at beginning of the period	427,111	462,326

Balance at end of the period	$506,022	$485,426

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

The accompanying quarterly consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries, except our 88%-owned subsidiary that formerly owned assets in Cuba that were confiscated by the Cuban government in the 1960s, which is accounted for as an investment due to various asset restrictions. We also consolidate the variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements are for the thirteen-week and thirty-nine-week periods ended on September 29, 2012 (also referred to as the “third quarter of 2012” or the “three months ended September 29, 2012” and the “first nine months of 2012” or the “nine months ended September 29, 2012,” respectively) and the thirteen-week and thirty-nine-week periods ended on September 24, 2011 (also referred to as the “third quarter of 2011” or the “three months ended September 24, 2011” and the “first nine months of 2011” or the “nine months ended September 24, 2011,” respectively). The Company’s fiscal year ends on the last Saturday in December. Due primarily to statutory reporting requirements, the Company’s international businesses maintain December 31 year-ends and end their quarters on the last calendar day of the month, with our majority-owned joint venture in Mexico reporting one month in arrears. Fiscal year 2012 will include 52 weeks for our U.S. businesses, while fiscal year 2011 included 53 weeks for our U.S. businesses.

The Company manages its business using three reportable segments: OfficeMax, Contract (“Contract segment” or “Contract”); OfficeMax, Retail (“Retail segment” or “Retail”); and Corporate and Other. Management reviews the performance of the Company based on these segments. We present information pertaining to our segments in Note 13, “Segment Information”.

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

Recently Issued or Newly Adopted Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance which established disclosure requirements for other comprehensive income. The guidance requires the reporting of components of other comprehensive income and components of net income together as components of total comprehensive income, and is effective for periods beginning on or after December 15, 2011. We adopted the guidance effective

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

with our financial statements for the first quarter of 2012. The adoption of this guidance affects the presentation of certain elements of the Company’s financial statements, but these changes in presentation did not have an impact on the amounts reported in our financial statements.

In July 2012, the FASB issued guidance that permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If, after making the qualitative assessment, an entity determines it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then performing a quantitative impairment test is unnecessary. The guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. This guidance, which was adopted for the third quarter of 2012, did not have a significant impact on the Company’s results of operations, financial position, or cash flows.

2. Facility Closure Reserves

We conduct regular reviews of our real estate portfolio to identify underperforming facilities, and close those facilities that are no longer strategically or economically beneficial. We record a liability for the cost associated with a facility closure at its estimated fair value in the period in which the liability is incurred, primarily the location’s cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. These facility closure charges are included in asset impairments and other operating expenses in the Consolidated Statements of Operations. Accretion expense is recognized over the life of the required payments and is included in operating, selling, and general and administrative expenses in the Consolidated Statements of Operations.

During the first nine months of 2012, we recorded facility closure charges of $26.9 million in our Retail segment of which $1.6 million was recorded in the third quarter related to a change in the estimated lease obligation of a previously closed domestic store, and $25.3 million was recorded in the first quarter primarily related to the closure of 15 underperforming domestic stores prior to the end of their lease terms. During the first nine months of 2011, we recorded facility closure charges of $5.6 million (all in the second quarter) in our Retail segment associated with closing six underperforming domestic stores prior to the end of their lease terms, of which $5.4 million was related to the lease liability and $0.2 million was related to asset impairments.

Facility closure reserve account activity during the first nine months of 2012 was as follows:

Total
(thousands)
Balance at December 31, 2011	$49,075
Charges related to stores closed in 2012	26,907
Transfer of deferred rent and other balances	1,275
Cash payments	(15,282)
Accretion	2,495

Balance at September 29, 2012	$64,470

Reserve balances were classified in the Consolidated Balance Sheets as follows:

September 29, 2012
(thousands)
Accrued expenses and other current liabilities - Other	$17,093
Other long-term liabilities	47,377

Total	$64,470

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

The facilities closure reserve consisted of the following:

September 29, 2012
(thousands)
Estimated future lease obligations	$118,105
Less: anticipated sublease income	(53,635)

Total	$64,470

3. Severance and Other Charges

Over the past few years, we have incurred significant charges related to Company personnel restructuring and reorganizations.

The first nine months of 2011 included severance charges recorded in the second quarter of $8.3 million ($8.0 million in Contract and $0.3 million in Retail), related to reorganizations in Canada ($3.6 million), Australia ($1.4 million) and the U.S. sales and supply chain organizations ($3.3 million). These charges were included in asset impairments and other operating expenses in the Consolidated Statements of Operations. There were no such charges in the first nine months of 2012.

As of September 29, 2012, $2.1 million of the prior-year severance charges remain unpaid and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

4. Long-Lived Assets

During the third quarter of 2012, the Company performed impairment testing for the assets of certain retail stores (“store assets” or “stores”), which consist primarily of leasehold improvements and fixtures. The Company determined that there were indicators of potential impairment to certain retail stores as a result of recent weak demand and sales in our technology product category. We performed the first step of impairment testing for long-lived assets on the store assets and determined that for some stores the estimated future undiscounted cash flows derived from the assets was less than those assets’ carrying amount and therefore impairment existed for those store assets. The second step of impairment testing was performed to calculate the amount of the impairment loss. The loss was measured as the excess of the carrying value over the fair value of the assets, with the fair value determined based on estimated future discounted cash flows. As a result, we recognized an estimated impairment charge of $9.8 million for the three and nine months ended September 29, 2012. No such charges were recorded for the nine months ended September 24, 2011.

5. Timber Notes/Non-Recourse Debt

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

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

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

An initial distribution of approximately $50 million on one of two claims was received from Lehman in the second quarter of 2012 by the Note Issuers, pursuant to a stipulation entered into on October 7, 2011 and approved by the bankruptcy court on December 14, 2011. The funds were released to the Securitization Note holders in the third quarter of 2012.

During the third quarter of 2012, the second of the two claims was resolved and we entered into an agreement that extinguished the Securitization Notes guaranteed by Lehman. Upon effectiveness of the agreement, the trustee for the Securitization Note holders released OfficeMax and its affiliates from the non-recourse liabilities following the transfer from OfficeMax to the trustee for the Securitization Note holders of the claims, the Lehman Guaranteed Installment Note and the guaranty. As a result of the extinguishment of this debt, we recognized a non-cash, pre-tax gain of $670.8 million, equal to the difference between the combined amount of the carrying value of the Securitization Notes guaranteed by Lehman ($735.0 million) and the related interest payable ($17.6 million) and the combined amount of the carrying value of the Lehman Guaranteed Installment Note and the initial distribution made by the Lehman estate (together $81.8 million.)

At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability until 2020 ($529 million as of June 30, 2012), the maturity date for the Installment Notes. In the third quarter of 2012 as a result of the agreement transferring our rights to the remaining receivable and the extinguishment of Securitization Notes guaranteed by Lehman, $269 million of the deferred tax gain was recognized. Due to available alternative minimum tax credits and net operating losses, which will offset a significant portion of the taxable income, the Company anticipates making a cash tax payment of approximately $15 million in the fourth quarter of 2012. At September 29, 2012, the remaining deferred tax gain of $260 million is related to the Installment Notes guaranteed by Wachovia (the “Wachovia Guaranteed Installment Notes”), and will be recognized upon maturity.

Through September 29, 2012, we have received all payments due under the Wachovia Guaranteed Installment Notes, which have consisted only of interest due on the notes, and have made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Notes are current and we have no reason to believe that we will not be

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

able to collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Notes, the notes are reflected in our Consolidated Balance Sheets at their original principal amount of $817.5 million. The Wachovia Guaranteed Installment Notes and related Securitization Notes are scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Wachovia Guaranteed Installment Notes.

6. Net Income Per Common Share

Basic net income per common share is calculated using net income available to holders of our common stock divided by the weighted average number of shares of common stock outstanding during the applicable periods presented. Diluted net income per common share is similar to basic net income per common share except that the weighted average number of shares of common stock outstanding is increased to include, if their inclusion is dilutive, the number of additional shares of common stock that would have been outstanding assuming the issuance of all potentially dilutive shares, such as common stock to be issued upon exercise of options, the vesting of non-vested restricted shares, and the conversion of outstanding preferred stock. Net income per common share was determined by dividing net income, as adjusted, by weighted average shares outstanding as follows:

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(thousands, except per- share amounts)		(thousands, except per- share amounts)
Net income available to OfficeMax common shareholders	$432,986	$21,518	$448,564	$29,864
Average shares—basic	86,661	86,033	86,526	85,793

Net income available to OfficeMax common shareholders per common share:
Basic	$5.00	$0.25	$5.18	$0.35

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(thousands, except per- share amounts)		(thousands, except per- share amounts)
Net income available to OfficeMax common shareholders	$432,986	$21,518	$448,564	$29,864
Preferred dividends eliminated(a)	522	—	1,581	—

Diluted net income attributable to OfficeMax	433,508	21,518	450,145	29,864
Average shares—basic	86,661	86,033	86,526	85,793
Restricted stock, stock options, preferred share conversion and other(a)(b)(c)	1,443	1,054	1,453	1,085

Average shares—diluted	88,104	87,087	87,979	86,878
Diluted net income attributable to OfficeMax per common share:
Diluted	$4.92	$0.25	$5.12	$0.34

(a)

The assumed conversion of outstanding preferred stock was anti-dilutive for the three and nine months ended September 24, 2011 and therefore no adjustment was required to determine diluted net income attributable to OfficeMax or average shares-diluted.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

(b)	Outstanding options to purchase 4.2 million and 4.3 million shares of common stock were excluded from the computations of diluted income per common share for the third quarter and first nine months of 2012, respectively, because the impact would have been anti-dilutive as such options’ exercise prices were higher than the average market price during those periods.
(c)	Outstanding options to purchase 3.8 million and 3.5 million shares of common stock were excluded from the computations of diluted income per common share for the third quarter and first nine months of 2011, respectively, because the impact would have been anti-dilutive as such options’ exercise prices were higher than the average market price during those periods.

7. Income Taxes

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

As discussed in Note 5, “Timber Notes/Non-Recourse Debt,” at the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability until 2020 ($529 million at June 30, 2012), the maturity date for the Installment Notes. Due to the Lehman bankruptcy and note defaults, the recognition of the tax gain related to the Securitization Notes guaranteed by Lehman ($269 million) was triggered in full by the agreement entered into in the third quarter of 2012. As the gain amount recognized was offset by alternative minimum tax credits and net operating losses, the Company anticipates making a cash tax payment of approximately $15 million in the fourth quarter. The remaining liability related to the Wachovia Guaranteed Installment Notes ($260 million) will be triggered upon maturity.

As of September 29, 2012, the Company had $7.8 million of total unrecognized tax benefits, $7.0 million of which would affect the Company’s effective tax rate if recognized. During the first quarter of 2012, the reserve was reduced for tax positions related to the capitalization of certain costs that were determined more likely than not to be realized. During the third quarter of 2012, the reserve was reduced for tax positions related to positions that the Company has effectively settled with the IRS. Any future adjustments would result from the effective settlement of tax positions with various tax authorities. The Company does not anticipate any additional tax settlements to occur within the next twelve months. The reconciliation of the beginning and ending unrecognized tax benefits is as follows:

Amount
(thousands)
Unrecognized gross tax benefits balance at December 31, 2011	$21,172
Increase related to prior year tax positions	2,324
Decrease related to prior year tax positions	(11,468)
Settlements	(4,241)

Unrecognized tax benefits balance at September 29, 2012	$7,787

During the first nine months of 2012 and 2011, cash payments, net of refunds received, for income taxes were as follows:

	2012	2011
	(thousands)
Cash tax payments, net	$9,104	$12,087

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

8. Investment in Boise Cascade Holdings, L.L.C.

In connection with the sale of the paper, forest products and timberland assets in 2004, the Company invested $175 million in affiliates of Boise Cascade, L.L.C. Due to restructurings conducted by those affiliates, our investment is currently in Boise Cascade Holdings, L.L.C., a building products company (the “Boise Investment”).

A portion of the securities received in exchange for the Company’s investment carry no voting rights. This investment is accounted for under the cost method as the Company does not have the ability to significantly influence the operating and financial policies of Boise Cascade Holdings, L.L.C.

The Boise Investment represented a continuing involvement in the operations of the business we sold in 2004. Therefore, approximately $180 million of gain realized from the sale was deferred. This gain is expected to be recognized in earnings as the Company’s investment is reduced.

The non-voting securities of Boise Cascade Holdings, L.L.C. accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. Dividends accumulate semiannually to the extent not paid in cash on the last day of June and December. The Company recognized dividend income on this investment of $2.2 million and $2.0 million in the third quarters of 2012 and 2011, respectively, and $6.3 million and $5.8 million during the first nine months of 2012 and 2011, respectively, in the Corporate and Other segment. The dividend receivable was $43.0 million and $38.0 million at September 29, 2012 and December 31, 2011, respectively, and was recorded in the Corporate and Other segment in other non-current assets in the Consolidated Balance Sheets.

The Company receives distributions on the Boise Investment for the income tax liability associated with its share of allocated earnings. During the third quarter of 2012, the Company received a tax-related distribution of $1.6 million, of which the majority was associated with preferred shares. No distributions were received in 2011.

9. Debt

Credit Agreements

On October 7, 2011, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “North American Credit Agreement”) with a group of banks. The North American Credit Agreement amended both our existing credit agreement to which we were a party along with certain of our subsidiaries in the U.S. (the “U.S. Credit Agreement”) and our existing credit agreement to which our subsidiary in Canada was a party (the “Canadian Credit Agreement”) and consolidated them into a single credit agreement. The North American Credit Agreement permits the Company to borrow up to a maximum of $650 million (U.S. dollars), of which $50 million is allocated to the Company’s Canadian subsidiary and $600 million is allocated to the Company and its other participating U.S. subsidiaries, in each case subject to a borrowing base calculation that limits availability to a percentage of eligible trade and credit card receivables plus a percentage of the value of eligible inventory less certain reserves. The North American Credit Agreement may be increased (up to a maximum of $850 million) at the Company’s request and the approval of the lenders participating in the increase, or may be reduced from time to time at the Company’s request, in each case according to the terms detailed in the North American Credit Agreement. Letters of credit, which may be issued under the North American Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. At the end of the third quarter of 2012, the Company was in compliance with all covenants under the North American Credit Agreement. The North American Credit Agreement will expire on October 7, 2016.

Borrowings under the North American Credit Agreement are subject to interest at rates based on either the prime rate, the federal funds rate, LIBOR or the Canadian Dealer Offered Rate. An additional percentage, which varies depending on the level of average borrowing availability, is added to the applicable rates. Fees on letters of credit issued under the North American Credit Agreement are charged at rates between 1.25% and 2.25% depending

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

on the type of letter of credit (i.e., stand-by or commercial) and the level of average borrowing availability. The Company is also charged an unused line fee of between 0.375% and 0.5% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit. The fees on letters of credit were 1.75% and the unused line fee was 0.5% at the end of the third quarter of 2012. Thereafter, the rate will vary depending on the level of average borrowing availability and type of letters of credit.

Availability under the North American Credit Agreement at the end of the third quarter of 2012 was as follows:

Total
(millions)
Maximum aggregate available borrowing amount	$624.9
Less: Stand-by letters of credit	41.5

Amount available for borrowing	$583.4

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

There were no borrowings under the Company’s credit agreements during the first nine months of 2012.

Other

During the second quarter of 2012, we repaid $35 million of Medium-term notes, Series A, which had reached maturity. These notes had been reported in current portion of debt in our Consolidated Balance Sheets at December 31, 2011.

At the end of the third quarter of 2012, Grupo OfficeMax, our 51%-owned joint venture in Mexico, had total outstanding borrowings of $12.0 million. This included $3.4 million outstanding under a 60-month installment note due in the first quarter of 2014 and $2.7 million outstanding under a 54-month installment note due in the third quarter of 2014. Payments on the installment loans are made monthly. The remaining $5.9 million of borrowings is a simple revolving loan. Recourse on the Grupo OfficeMax loans is limited to Grupo OfficeMax. The installment loan maturing in the third quarter of 2014 is secured by certain owned property of Grupo OfficeMax. All other Grupo OfficeMax loan facilities are unsecured.

Cash Paid for Interest

Cash payments for interest, net of interest capitalized and including interest payments related to the Securitization Notes, were $38.0 million and $38.4 million for the first nine months of 2012 and 2011, respectively. Excluding interest payments related to the Securitization Notes, cash payments for interest, net of interest capitalized were $18.1 million and $18.5 million for the first nine months of 2012 and 2011, respectively. Cash interest payments made on the Securitization Notes are completely offset by interest payments received on the Installment Notes.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

10. Financial Instruments, Derivatives and Hedging Activities

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (non-derivatives), short-term borrowings and trade accounts payable approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at September 29, 2012 and December 31, 2011. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	September 29, 2012
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable	$—	$1,012,827	$—	$1,012,827	$817,500

Financial liabilities:
Recourse debt	$—	$224,810	$—	$224,810	$236,388
Non-recourse debt	$—	$913,194	$—	$913,194	$735,000

	December 31, 2011
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable
Wachovia	$—	$943,706	$—	$943,706	$817,500
Lehman	$—	$—	$81,750	$81,750	$81,750

Financial liabilities:
Recourse debt	$62,293	$178,461	$—	$240,754	$268,190
Non-recourse debt
Wachovia	$—	$858,779	$—	$858,779	$735,000
Lehman	$—	$—	$81,750	$81,750	$735,000

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

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

The carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•

Timber notes receivable: Timber notes receivable as of September 29, 2012 consists solely of the Wachovia Guaranteed Installment Notes. The fair value of the Wachovia Guaranteed Installment Notes is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 inputs). The fair value of the Lehman Guaranteed Installment Note reflected the estimated future cash flows of the note considering the estimated effects of the Lehman bankruptcy (Level 3 inputs).

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

•

Non-recourse debt: Non-recourse debt as of September 29, 2012 consists solely of the Securitization Notes supported by Wachovia. The fair value of the Securitization Notes supported by Wachovia is estimated by discounting the future cash flows of the instrument at rates currently available to the Company for similar instruments of comparable maturities (Level 2 inputs). The Securitization Notes supported by Lehman were estimated based on the future cash flows of the Lehman Guaranteed Installment Note (the proceeds from which are the sole source of payment of this note) in a bankruptcy proceeding (Level 3 inputs).

During the first nine months of 2012, there were no significant changes to the techniques used to measure fair value. During the third quarter of 2012, the Lehman-related timber notes receivable were transferred and the Lehman-related non-recourse debt was extinguished pursuant to an agreement related to the Lehman bankruptcy (for further information see Note 5, “Timber Notes/Non-Recourse Debt”). Other than the Lehman activity, routine borrowings and payments of recourse debt there were no changes to the financial instruments for which fair value is being calculated. Any changes in the level of inputs for recourse debt is due to the existence or nonexistence of trades on the measurement date from which to obtain unadjusted quoted prices.

Derivatives and Hedging Activities

Changes in foreign currency exchange rates expose the Company to financial market risk. The Company occasionally uses derivative financial instruments, such as forward exchange contracts, to manage its exposure associated with commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. The Company does not enter into derivative instruments for any other purpose. The Company does not speculate using derivative instruments. The fair values of derivative financial instruments were not material at the end of the third quarter of 2012 or at 2011 fiscal year-end.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

11. Retirement and Benefit Plans

Components of Net Periodic Benefit Cost (Income)

The following represents the components of net periodic benefit cost (income) for pension and other postretirement benefits which are recorded in operating, selling and general and administrative expense in the Consolidated Statements of Operations:

	Three Months Ended
	Pension Benefits		Other Postretirement Benefits
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(thousands)
Service cost	$935	$636	$73	$57
Interest cost	16,171	17,544	235	253
Expected return on plan assets	(20,773)	(19,264)	—	—
Recognized actuarial loss	4,488	4,309	50	55
Amortization of prior service credits	—	—	(1,002)	(1,002)

Net periodic benefit cost (income)	$821	$3,225	$(644)	$(637)

	Nine Months Ended
	Pension Benefits		Other Postretirement Benefits
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
	(thousands)
Service cost	$2,805	$1,909	$219	$172
Interest cost	48,515	52,632	700	761
Expected return on plan assets	(62,320)	(59,467)	—	—
Recognized actuarial loss	13,465	13,062	151	165
Amortization of prior service credits	—	—	(3,006)	(3,007)

Net periodic benefit cost (income)	$2,465	$8,136	$(1,936)	$(1,909)

In the third quarter of 2012, our pension plans were amended to provide a one-time special election period during which certain former employees, alternate payees, and beneficiaries could elect to have their pension benefits under the Plan paid as an immediate lump sum payment or an immediately commencing annuity. Approximately 9,800 participants, who were terminated before July 1, 2012, had not commenced their retirement payments by September 1, 2012 and have not been rehired by the Company, are eligible to elect an immediate lump sum payment or annuity. Those participants wishing to make the election must submit their elections with a postmark dated no later than November 16, 2012. If all eligible participants elect an immediate lump sum payment, the resulting distributions by the pension plans from plan funds are expected to be approximately $270 million. During the fourth quarter of 2012, a non-cash charge will be recorded to expense the accumulated loss relating to these participants that otherwise would be amortized over their life expectancy. If all eligible participants elect the lump sum payment, the estimated pre-tax charge will be approximately $115 million. Any lump sum payments pursuant to this special election will be made from the pension plans’ funds by December 31, 2012.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Cash Flows

We expect to make $21 million of contributions to the Company’s pensions plans in 2012. This is in excess of the $14 million minimum pension contribution requirement, which was adjusted downward due to relief provided in the recently enacted Moving Ahead for Progress in the 21st Century Act. We expect to fund the contributions with cash. As of September 29, 2012, $20.2 million in cash has been contributed.

12. Share-Based Compensation

The Company sponsors several share-based compensation plans. The Company recognizes compensation expense from all share-based payment transactions with employees in the consolidated financial statements based on grant date fair value. Pre-tax compensation expenses related to the Company’s share-based plans was $2.6 million and $3.6 million for the third quarters of 2012 and 2011, respectively, and $7.7 million and $12.3 million for the first nine months of 2012 and 2011, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $1.0 million and $1.4 million for the third quarters of 2012 and 2011, respectively, and $3.0 million and $4.8 million for the first nine months of 2012 and 2011, respectively.

Restricted Stock and Restricted Stock Units

The Company recognizes compensation expense related to restricted stock and restricted stock unit (“RSU”) awards over the vesting periods based on the awards’ grant date fair values. The Company calculates the grant date fair value of the RSU awards by multiplying the number of RSUs by the closing price of the Company’s common stock on the grant date. If these awards contain performance criteria, the grant date fair value is set assuming performance at target, and management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. Pre-tax compensation expense related to restricted stock and RSU awards was $0.7 million and $0.5 million for the third quarters of 2012 and 2011, respectively, and $1.6 and $3.7 million for the first nine months of 2012 and 2011, respectively. The remaining compensation expense to be recognized related to outstanding restricted stock and RSU awards, net of estimated forfeitures, is approximately $1.6 million and will be recognized through the first quarter of 2015.

A summary of restricted stock and RSU activity for the first nine months of 2012 is presented in the following table:

	Shares	Weighted-Average Grant Date Fair Value Per Common Share
Nonvested, December 31, 2011	1,488,250	$12.15
Granted	653,384	5.66
Vested	(639,377)	8.22
Forfeited	(103,821)	12.63

Nonvested, September 29, 2012	1,398,436	$10.88

Stock Options

The Company’s stock options are issued with an exercise price equal to fair market value on the grant date and typically expire within seven years of the grant date. Stock options granted under the OfficeMax Incentive and Performance Plan generally vest over a three year period. Pre-tax compensation expense related to stock options was $1.9 million and $3.1 million for the third quarters of 2012 and 2011, respectively, and $6.1 million

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

and $8.6 million for the first nine months of 2012 and 2011, respectively. The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is approximately $6.8 million and will be recognized through the third quarter of 2015.

A summary of stock option activity for the first nine months of 2012 is presented in the following table:

	Shares	Wtd. Avg. Exercise Price
Balance at December 31, 2011	4,816,552	$16.86
Options granted	1,979,653	5.59
Options exercised	(82,901)	4.80
Options forfeited and expired	(1,407,495)	25.72

Balance at September 29, 2012	5,305,809	$10.49

Exercisable at September 29, 2012	1,822,669
Weighted average fair value of options granted (Black-Scholes)	$3.20

The following table provides summarized information about stock options outstanding at September 29, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	11,171	—	$2.50	11,171	$2.50
$4.00 – $7.00	2,888,731	5.6	5.38	770,722	4.80
$10.00 – $16.00	695,535	4.3	14.06	451,180	14.28
$16.00 – $17.00	719,372	5.3	16.86	248,596	16.86
$18.00 – $19.00	975,000	5.1	18.15	325,000	18.15
$24.00 – $37.00	16,000	1.9	30.37	16,000	30.37

At September 29, 2012, the aggregate intrinsic value was $7.1 million for outstanding stock options and $2.4 million for those stock options that were exercisable. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company’s closing stock price on the last trading day of the third quarter of 2012 and the exercise price, multiplied by the number of in-the-money stock options at the end of the quarter).

During the first nine months of 2012, the Company granted stock options for 1,979,653 shares of our common stock and estimated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 1.43%, expected life of 4.5 years and expected stock price volatility of 72.57%.

The risk-free interest rate assumptions are based on the applicable U.S. Treasury Bill rates over the options’ expected lives; the expected life assumptions are based on the time period stock options are expected to be outstanding based on historical experience; and the expected stock price volatility assumptions are based on the historical and implied volatility of the Company’s common stock.

13. Segment Information

The Company manages its business using three reportable segments: Contract, Retail, and Corporate and Other. Management reviews the performance of the Company based on these segments.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

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

Management evaluates the segments’ performances using segment income (loss) which is based on operating income (loss) after eliminating the effect of certain operating items that are not indicative of our core operations such as severances, facility closures and adjustments, and asset impairments. These certain operating items are reported on the asset impairments and other operating expenses line in the Consolidated Statements of Operations.

The following tables contain details of the Company’s operations by segment:

	Sales	Segment income (loss)	Asset impairment and other operating expense	Operating income (loss)
	(thousands)
Three months ended September 29, 2012
Contract	$880,898	$26,485	$—	$26,485
Retail	863,681	27,733	(11,432)	16,301
Corporate and Other	—	(9,327)	—	(9,327)

Total	$1,744,579	$44,891	$(11,432)	$33,459

Three months ended September 24, 2011
Contract	$883,300	$23,277	$—	$23,277
Retail	891,467	28,499	—	28,499
Corporate and Other	—	(10,480)	—	(10,480)

Total	$1,774,767	$41,296	$—	$41,296

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

	Sales	Segment income (loss)	Asset impairment and other operating expense	Operating income (loss)
	(thousands)
Nine months ended September 29, 2012
Contract	$2,720,320	$79,276	$—	$79,276
Retail	2,499,570	53,400	(36,698)	16,702
Corporate and Other	—	(21,582)	—	(21,582)

Total	$5,219,890	$111,094	$(36,698)	$74,396

Nine months ended September 24, 2011
Contract	$2,689,305	$49,707	$(8,058)	$41,649
Retail	2,596,079	62,088	(5,858)	56,230
Corporate and Other	—	(23,950)	—	(23,950)

Total	$5,285,384	$87,845	$(13,916)	$73,929

Interest expense, interest income, gain on extinguishment of non-recourse debt and other income, net are not recorded by segments.

14. Shareholders’ Equity and Noncontrolling Interest

The following table reflects changes in shareholders’ equity and noncontrolling interest for the first nine months of 2012.

	Shareholders’ Equity	Noncontrolling Interest
	(thousands)
Balance at December 31, 2011	$568,993	$31,923
Comprehensive income:
Net income attributable to OfficeMax and noncontrolling interest	450,145	3,345
Other comprehensive income:
Foreign currency translation adjustments	16,317	1,147
Amortization of unrecognized retirement and benefit costs, net of tax	6,313	—
Unrealized hedge loss adjustment, net of tax	(157)	—

Comprehensive income attributable to OfficeMax and noncontrolling interest	472,618	4,492
Common stock dividends	(1,733)	—
Preferred stock dividends	(2,103)	—
Stock-based compensation activity	6,859	—
Other	(206)	(5)

Balance at September 29, 2012	$1,044,428	$36,410

15. Commitments and Guarantees

Commitments

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the third quarter of 2012, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $31.4 million. As the estimated purchase price was less than the carrying value of the noncontrolling interest as of the end of the third quarter of 2012 and the end of the prior fiscal year, the Company recorded the noncontrolling interest at the carrying value for both these periods. There is no impairment relating to the assets of the joint venture as the estimated future cash flows support the overall carrying value of its assets.

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

Overall Summary

Sales for the third quarter of 2012 decreased 1.7% year-over-year to $1,744.6 million, while sales of $5,219.9 million for the first nine months of 2012 decreased 1.2% year-over-year. Fiscal year 2011 contained an extra week for our domestic businesses which resulted in a shift in the calendar weeks that are included in each year’s fiscal quarter. After adjusting for the impact of the change in foreign exchange rates, the impact of stores closed and opened during 2011 and 2012 and this shift in weeks for our U.S. businesses, sales for the third quarter of 2012 decreased 1.2% year-over-year, and sales for the first nine months of 2012 decreased 0.2% year-over-year. Gross profit margin increased 0.5% of sales (50 basis points) to 26.4% of sales in the third quarter of 2012, and 0.2% of sales (20 basis points) to 25.9% of sales in the first nine months of 2012, compared to the same periods of 2011. The increase in the third quarter was due to lower occupancy expense and higher customer margins, while the increase in the first nine months was due to lower occupancy expense, which was partially offset by higher delivery expense and lower customer margins. Operating, selling and general and administrative expenses declined during the third quarter and first nine months of 2012, compared to the same periods of 2011. As a percentage of sales, expenses increased for the third quarter of 2012 compared to the third quarter of 2011, but declined for the first nine months of 2012 compared to the first nine months of 2011. The declines year-to-date were primarily due to lower payroll expense, lower depreciation and equipment lease expense, lower credit card processing fees and lower advertising expense, which were partially offset by increased incentive compensation expense. We reported operating income of $33.5 million and $74.4 million in the third quarter and first nine months of 2012, respectively, compared to operating income of $41.3 million and $73.9 million for the third quarter and first nine months of 2011, respectively. As noted in the discussion and analysis that follows, our results in some periods were impacted by significant items such as charges for store asset impairments, store closures and severance. If we eliminate the significant items recorded in operating income from the applicable periods, our adjusted operating income was $44.9 million and $111.1 million for the third quarter and first nine months of 2012, respectively, and $41.3 million and $87.8 million for the third quarter and first nine months of 2011, respectively.

The reported net income available to OfficeMax common shareholders was $433.0 million, or $4.92 per diluted share, in the third quarter of 2012 compared to $21.5 million, or $0.25 per diluted share, in the third quarter of 2011. The reported net income available to OfficeMax common shareholders was $448.6 million, or $5.12 per diluted share, in the first nine months of 2012 compared to $29.9 million, or $0.34 per diluted share, in the first nine months of 2011. If we eliminate the impact of the significant items recorded in operating income discussed above as well as the income related to the settlement of our Lehman-related timber notes receivables and non-recourse debt from the applicable periods, and the related income tax effects, our adjusted net income available to OfficeMax common shareholders was $23.6 million, or $0.27 per diluted share, and $54.6 million, or $0.62 per diluted share, for the third quarter and first nine months of 2012, respectively, and $21.5 million, or $0.25 per diluted share, and $38.9 million, or $0.45 per diluted share, for the third quarter and first nine months of 2011, respectively.

Results of Operations, Consolidated

($ in thousands)

	Three months ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Sales	$1,744,579	$1,774,767	$5,219,890	$5,285,384
Gross profit	460,402	459,661	1,352,692	1,359,236
Operating, selling and general and administrative expenses	415,511	418,365	1,241,598	1,271,391
Asset impairments and other operating expenses	11,432	—	36,698	13,916

Total operating expenses	426,943	418,365	1,278,296	1,285,307
Operating income	$33,459	$41,296	$74,396	$73,929
Net income available to OfficeMax common shareholders	$432,986	$21,518	$448,564	$29,864
Gross profit margin	26.4%	25.9%	25.9%	25.7%
Operating, selling and general and administrative expenses
Percentage of sales	23.8%	23.6%	23.8%	24.0%

In addition to assessing our operating performance as reported under U.S. generally accepted accounting principles (“GAAP”), we evaluate our results of operations before non-operating legacy items and certain operating items that are not indicative of our core operating activities such as severance, facility closures and adjustments, and asset impairments. We also assess the underlying core change in sales excluding the impact of changes in foreign exchange rates, the impact of stores closed and opened and the shift in weeks resulting from our fiscal calendar. We believe our presentation of financial measures before, or excluding, these items, which are non-GAAP measures, enhances our investors’ overall understanding of our operational performance and provides useful information to both investors and management to evaluate the ongoing operations and prospects of OfficeMax by providing better comparisons. Whenever we use non-GAAP financial measures, we designate these measures as “adjusted” and provide a reconciliation of the non-GAAP financial measures to the most closely applicable GAAP financial measure. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measure.

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

	Non-GAAP Reconciliation - Sales
	Three Months Ended			Nine Months Ended
	September 29, 2012	September 24, 2011	Percent Change	September 29, 2012	September 24, 2011	Percent Change
	(thousands)			(thousands)
Sales as reported	$1,744,579	$1,774,767	(1.7%)	$5,219,890	$5,285,384	(1.2%)
Add back unfavorable impact of change in foreign exchange rates(a)	13,966	—		28,664	—

Sales adjusted for impact of change in foreign exchange rates	$1,758,545	$1,774,767	(0.9%)	$5,248,554	$5,285,384	(0.7%)
Adjustment for same stores and shift in calendar weeks(b)	(13,155)	(7,347)		(34,615)	(58,890)

Sales adjusted for impact of change in foreign exchange rates and adjustment for same stores and shift in calendar weeks	$1,745,390	$1,767,420	(1.2%)	$5,213,939	$5,226,494	(0.2%)

(a)	Computed by assuming constant exchange rates between periods.
(b)	Impact from stores closed and opened during 2012 and 2011 and the shift in calendar weeks resulting from reporting fifty-three weeks in fiscal 2011.

	Non-GAAP Reconciliation – Current Year Operating Results
	Three Months Ended September 29, 2012			Nine Months Ended September 29, 2012
	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(thousands, except per-share amounts)			(thousands, except per-share amounts)
As reported	$33,459	$432,986	$4.92	$74,396	$448,564	$5.12
Asset impairments and other operating expenses	11,432	6,973	0.08	36,698	22,411	0.26
Gain on extinguishment of non-recourse debt	—	(416,390)	(4.73)	—	(416,390)	(4.73)

As adjusted	$44,891	$23,569	$0.27	$111,094	$54,585	$0.62

	Non-GAAP Reconciliation – Prior Year Operating Results
	Three Months Ended September 24, 2011			Nine Months Ended September 24, 2011
	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(thousands, except per-share amounts)			(thousands, except per-share amounts)
As reported	$41,296	$21,518	$0.25	$73,929	$29,864	$0.34
Store closure charges	—	—	—	5,602	3,423	0.04
Severance charges	—	—	—	8,314	5,597	0.07

As adjusted	$41,296	$21,518	$0.25	$87,845	$38,884	$0.45

These items are described in more detail in this Management’s Discussion and Analysis.

At the end of the third quarter of 2012, we had $506.0 million in cash and cash equivalents and $583.4 million in available (unused) borrowing capacity under our revolving credit facility. We had outstanding recourse debt of $236.4 million (both current and long-term). There were no borrowings on our revolving credit facilities during the first nine months of 2012. We also had non-recourse obligations of $735.0 million related to the timber securitization notes. There is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged installment notes receivable and underlying guarantees.

For the first nine months of 2012, operations provided $157.8 million of cash, while investing (including systems and infrastructure investments) and financing used $46.5 million and $35.7 million, respectively.

Outlook

Based on the current environment, we anticipate that total company sales for the fourth quarter will be approximately in line with to slightly lower than the fourth quarter of 2011, including the projected favorable impact of foreign currency translation and excluding the additional week in 2011, which generated $86 million in sales. We expect to discontinue reporting results of our majority-owned joint venture in Mexico one month in arrears and consequently expect to realize an incremental fiscal month of sales and operating income in the fourth quarter of 2012. Additionally, we anticipate that for the fourth quarter of 2012, adjusted operating income margin will be slightly lower than the 1.7% for the prior year period. For the full year 2012, we anticipate that total company sales will be lower than the prior year, including the projected unfavorable impact of foreign currency translation and excluding the additional week in 2011, which generated $86 million in sales. For the full year 2012, OfficeMax anticipates that adjusted operating income margin will be slightly higher than the 1.7% for the prior year.

Operating Results

Sales for the third quarter of 2012 decreased 1.7% (0.9% on constant currency basis) year-over-year to $1,744.6 million, while sales of $5,219.9 million for the first nine months of 2012 decreased 1.2% (0.7% on a constant currency basis) year-over-year. Fiscal year 2011 contained an extra week for our domestic businesses which resulted in a shift in the calendar weeks that are included in each year’s fiscal quarter. After adjusting for the impact of the change in foreign exchange rates, the impact of stores closed and opened during 2011 and 2012 and this shift in weeks for our U.S. businesses, sales for the third quarter of 2012 decreased 1.2% year-over-year, and sales for the first nine months of 2012 decreased 0.2% year-over-year. In our Retail segment, same-store sales declined 2.1% in local currencies in the third quarter of 2012, compared to the third quarter of 2011, and declined 1.5% in local currencies for the first nine months of 2012 compared to the first nine months of 2011. In our Contract segment, sales decreased 0.3% for the third quarter of 2012 compared to the third quarter of 2011 and increased 1.2% for the first nine months of 2012 compared to the first nine months of 2011. Contract segment sales for both periods reflected increases in U.S. sales and decreases in international sales compared to the prior year periods.

Gross profit margin increased 0.5% of sales (50 basis points) to 26.4% of sales in the third quarter of 2012 and increased 0.2% of sales (20 basis points) to 25.9% of sales in the first nine months of 2012. For the third quarter of 2012, the Company experienced lower occupancy expenses as well as higher customer margins in Retail. The gross profit margin improvement was partially offset by the mix impact of lower sales in the higher-margin Retail segment. Gross profit margin for the first nine months of 2012 increased as lower occupancy expenses were partially offset by higher delivery expense and lower customer margins from the mix impact of lower sales in our higher-margin Retail segment.

Operating, selling and general and administrative expenses decreased $2.9 million and $29.8 million year-over-year for the third quarter and the first nine months of 2012, respectively. As a percentage of sales, operating, selling and general and administrative expenses increased 0.2% of sales year-over-year to 23.8% of sales in the third quarter of 2012 and decreased 0.2% of sales year-over-year to 23.8% of sales in the first nine months of 2012. Operating, selling and general and administrative expenses for the third quarter of 2012 compared to the third quarter of 2011 decreased, including as a percentage of sales, in our Contract segment and increased in our Retail segment, including as a percentage of sales. For the first nine months of 2012 compared to the first nine months of 2011, operating, selling and general and administrative expenses decreased in both our Contract and Retail segments. Expenses for periods of 2012 were lower year-over-year due to reduced payroll expense from reorganizations and store and facility closures, lower depreciation and equipment lease expense from closed stores and lower credit card processing fees resulting from credit card reform legislation, partially offset by higher incentive compensation expense. Advertising expense was higher in the third quarter of 2012 but lower for the first nine months of 2012, compared to the same periods of 2011. Incentive compensation expense was $4.4 million higher in the third quarter of 2012 than in the third quarter of 2011 and $17.1 million higher in the first nine months of 2012 than in the first nine months of 2011.

As noted above, our results for the first nine months of 2012 and 2011 included the following significant items:

•

The first nine months of 2012 and 2011 included charges recorded in our Retail segment related to store closures in the U.S. of $26.9 million and $5.6 million (second quarter of 2011), respectively. The third quarter of 2012 included a $1.6 million charge related to a change in the estimated lease obligation of a previously closed domestic store, and the first quarter of 2012 included a $25.3 million charge related to the closing of stores in the U.S. In addition, we recorded a charge of $9.8 million for store asset impairments in the third quarter of 2012. The cumulative effect of these changes reduced net income available to OfficeMax common shareholders by $22.4 million and $3.4 million, or $0.26 and $0.04 per diluted share, for the first nine months of 2012 and 2011, respectively. These charges were included in asset impairments and other operating expenses in the Consolidated Statements of Operations.

•

The first nine months of 2011 included severance charges of $8.3 million recorded in the second quarter ($8.0 million in Contract and $0.3 million in Retail) related to reorganizations in Canada, Australia, and the U.S. sales and supply chain organizations, which reduced net income by $5.6 million, or $0.07 per diluted share, for the first nine months of 2011. These charges were included in asset impairments and other operating expenses in the Consolidated Statements of Operations.

•

The third quarter of 2012 included a non-cash gain of $670.8 million related to an agreement that legally extinguished the Company’s non-recourse debt guaranteed by Lehman. The gain increased net income available to OfficeMax common shareholders by $416.4 or $4.73 per diluted share. This gain was included in gain on extinguishment of non-recourse debt in our Consolidated Statements of Operations.

Interest income was $11.0 million for the third quarters of 2012 and 2011. For the first nine months of 2012 and 2011, interest income was $32.8 million and $32.9 million, respectively.

Interest expense was $16.9 million in the third quarter of 2012 compared to $17.8 million in the third quarter of 2011 and was $52.7 million in the first nine months of 2012 compared to $54.7 million in the first nine months of 2011.

For the third quarter of 2012, we recognized income tax expense of $263.3 million on pre-tax income of $698.6 million (effective tax rate of 37.7%) compared to income tax expense of $11.1 million on pre-tax income of $34.6 million (effective tax rate of 32.3%) for the third quarter of 2011. For the first nine months of 2012, we recognized income tax expense of $272.3 million on pre-tax income of $725.7 million (effective tax rate of 37.5%) compared to income tax expense of $17.8 million on pre-tax income of $52.4 million (effective tax rate of 34.0%) for the first nine months of 2011. The effective tax rate in both years was impacted by the effects of state income taxes, income items not subject to tax, non-deductible expenses and the mix of domestic and foreign sources of income, particularly the large gain in the U.S. from the non-recourse debt extinguishment.

We reported net income attributable to OfficeMax and noncontrolling interest of $435.2 million and $453.5 million for the third quarter of 2012 and for the first nine months of 2012, respectively. After adjusting for joint venture results attributable to noncontrolling interest and preferred dividends, we reported net income available to OfficeMax common shareholders of $433.0 million, or $4.92 per diluted share, and $448.6 million, or $5.12 per diluted share, for the third quarter of 2012 and for the first nine months of 2012, respectively. Adjusted net income available to OfficeMax common shareholders, as discussed above, was $23.6 million, or $0.27 per diluted share, for the third quarter of 2012 compared to $21.5 million, or $0.25 per diluted share, for the third quarter of 2011. For the first nine months of 2012 and 2011, adjusted net income available to OfficeMax common shareholders was $54.6 million, or $0.62 per diluted share, for 2012 compared to $38.9 million, or $0.45 per diluted share, for 2011.

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

Management evaluates the segments’ performances using segment income (loss) which is based on operating income (loss) after eliminating the effect of certain operating items that are not indicative of our core operations such as severances, facility closures and adjustments, and asset impairments. These certain operating items are reported on the asset impairments and other operating expenses line in the Consolidated Statements of Operations.

Contract

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Sales	$880,898	$883,300	$2,720,320	$2,689,305
Gross profit	200,889	200,939	612,279	602,343
Gross profit margin	22.8%	22.7%	22.5%	22.4%
Operating, selling and general and administrative expenses	174,404	177,662	533,003	552,636
Percentage of sales	19.8%	20.1%	19.6%	20.6%

Segment income	$26,485	$23,277	$79,276	$49,707
Percentage of sales	3.0%	2.6%	2.9%	1.8%

Sales by product line
Office supplies and paper	$506,015	$503,081	$1,551,322	$1,546,722
Technology products	268,077	274,328	859,096	846,653
Office furniture	106,806	105,891	309,902	295,930

Sales by geography
United States	$619,411	$596,401	$1,869,399	$1,796,826
International	261,487	286,899	850,921	892,479
Sales growth (decline)	(0.3)%	0.7%	1.2%	(1.2)%

Contract segment sales decreased 0.3% year-over-year for the third quarter of 2012 to $880.9 million. Sales for the first nine months of 2012 of $2,720.3 million increased 1.2% year-over-year. U.S. sales increased 3.9% and 4.0% year-over-year for the third quarter and first nine months of 2012, respectively. For the third quarter of 2012, sales to newly acquired customers continued to outpace reduced sales due to lost customers, but were partially offset by a decline in sales to existing customers. International sales declined 8.9% year-over-year for the third quarter of 2012 (7.2% in local currencies) and declined 4.7% year-over-year for the first nine months of 2012 (3.9% in local currencies) due to lower sales to existing customers.

Contract segment gross profit margin increased 0.1% of sales (10 basis points) to 22.8% of sales for the third quarter of 2012, compared to the third quarter of 2011, reflecting lower occupancy expenses. For the first nine months of 2012, Contract segment gross profit margin increased 0.1% of sales (10 basis points) to 22.5% of sales. Gross profit margins increased in the U.S. year-over-year for both the third quarter and the first nine months of 2012 due to higher customer margins and lower occupancy expense. In the international businesses, gross profit margins increased year-over-year for both the third quarter and first nine months of 2012, primarily due to lower occupancy and delivery expenses and higher customer margins. These gross profit margin improvements were partially reduced by a shift in sales between the U.S. and the international businesses.

Contract segment operating, selling and general and administrative expenses decreased $3.3 million and $19.6 million for the third quarter and first nine months of 2012, respectively, compared to the same periods of the prior year. As a percentage of sales, these expenses decreased 0.3% year-over-year to 19.8% of sales for the third quarter of 2012 and decreased 1.0% year-over-year to 19.6% of sales for the first nine months of 2012. The decreases were primarily due to lower payroll expense from reorganizations and facility closures in 2011 and lower advertising expense, which were partially offset by increased incentive compensation expense. Incentive compensation expense was $2.5 million higher in the third quarter of 2012 than the third quarter of 2011 and $9.0 million higher in the first nine months of 2012 than in the first nine months of 2011.

Contract segment income was $26.5 million, or 3.0% of sales, for the third quarter of 2012, compared to $23.3 million, or 2.6% of sales, for the third quarter of 2011. Contract segment income was $79.3 million, or

2.9% of sales, for the first nine months of 2012 compared to $49.7 million, or 1.8% of sales, for the first nine months of 2011. The increase in segment income for both periods was primarily attributable to lower operating, selling and general and administrative expenses despite increased incentive compensation expense, as well as higher sales in the first nine months (excluding the impact of changes in foreign exchange rates) driven by higher first quarter sales.

Retail

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 29, 2012	September 24, 2011	September 29, 2012	September 24, 2011
Sales	$863,681	$891,467	$2,499,570	$2,596,079
Gross profit	259,513	258,722	740,413	756,893
Gross profit margin	30.0%	29.0%	29.6%	29.2%
Operating, selling and general and administrative expenses	231,780	230,223	687,013	694,805
Percentage of sales	26.8%	25.8%	27.5%	26.8%

Segment income	$27,733	$28,499	$53,400	$62,088
Percentage of sales	3.2%	3.2%	2.1%	2.4%

Sales by product line
Office supplies and paper	$403,820	$396,759	$1,089,357	$1,092,369
Technology products	400,699	436,490	1,247,003	1,339,925
Office furniture	59,162	58,218	163,210	163,785

Sales by geography
United States	$789,278	$813,727	$2,297,222	$2,385,960
International	74,403	77,740	202,349	210,119
Sales growth (decline)	(3.1)%	(4.8)%	(3.7)%	(2.5)%
Same-location sales growth (decline)	(2.1)%	(4.3)%	(1.5)%	(2.1)%

Retail segment sales decreased by 3.1% year-over-year to $863.7 million for the third quarter of 2012 and by 3.7% year-over-year to $2,499.6 million for the first nine months of 2012, in both cases reflecting store closures, reduced store transactions and weaker technology product category sales. U.S. same-store sales declined 2.6% and 1.8% year-over-year for the third quarter and first nine months of 2012, respectively, in both cases primarily due to lower store transactions partially offset by higher average ticket amounts compared to the same periods of 2011. Mexico same-store sales increased 2.2% and 2.1% year-over-year on a local currency basis for the third quarter and first nine months of 2012, respectively. We ended the third quarter of 2012 with 960 stores. In the U.S., we closed 25 retail stores during the first nine months of 2012 (none in the third quarter), and opened one (none in the third quarter), ending the quarter with 872 retail stores. Grupo OfficeMax, our majority-owned joint venture in Mexico, opened seven stores during the first nine months of 2012 (three in the third quarter), and closed one during the first nine months of 2012, (none in the third quarter), ending the quarter with 88 retail stores.

Retail segment gross profit margin increased 1.0% of sales (100 basis points) year-over-year to 30.0% of sales for the third quarter of 2012 and 0.4% of sales (40 basis points) year-over-year to 29.6% of sales for the first nine months of 2012. The third quarter increase was due to higher customer margins, driven primarily by a product sales mix shift from the lower margin technology products, as well as, lower occupancy and delivery expense. The increase in gross profit margin in the first nine months of 2012 was due primarily to a product sales mix shift from the lower margin technology products, higher customer margins in Mexico and lower occupancy expense.

Retail segment operating, selling and general and administrative expenses increased $1.6 million for the third quarter year-over-year but decreased $7.8 million for the first nine months of 2012 year-over-year. Retail segment operating, selling and general and administrative expenses as a percentage of sales increased 1.0% of sales year-over-year to 26.8% of sales for the third quarter of 2012 and increased 0.7% year-over-year to 27.5% of sales for the first nine months of 2012 due to the deleveraging impact of lower sales. Expenses were higher in the third quarter of 2012, year-over-year due to higher incentive compensation expense and higher advertising costs, partially offset by lower credit card processing fees and lower depreciation and equipment lease expense. Expenses were lower in the first nine months of 2012, year-over-year due to lower credit card processing fees and lower depreciation and equipment lease expense, partially offset by higher incentive compensation expense. Incentive compensation expense was $2.1 million higher in the third quarter of 2012 than the third quarter of 2011 and $8.2 million higher in the first nine months of 2012 than in the first nine months of 2011.

Retail segment income was $27.7 million, or 3.2% of sales, for the third quarter of 2012, compared to $28.5 million, or 3.2% of sales, for the third quarter of 2011. Retail segment income was $53.4 million, or 2.1% of sales, for the first nine months of 2012 compared to $62.1 million, or 2.4% of sales, for the first nine months of 2011. The decrease in segment income for both periods was attributable to the lower sales and higher incentive compensation expense, which were partially offset by higher gross profit margins.

Corporate and Other

Corporate and Other segment loss was $9.3 million and $21.6 million for the third quarter and first nine months of 2012, respectively, compared to $10.5 million and $24.0 million for the third quarter and first nine months of 2011, respectively. The decrease in expense for both periods of 2012 compared to 2011 was due primarily to lower pension expense in 2012.

Liquidity and Capital Resources

At the end of the third quarter of 2012, the total liquidity available for OfficeMax was $1,089.4 million. This includes cash and cash equivalents of $506.0 million, including $164.4 million in foreign cash balances, and borrowing availability of $583.4 million from our credit agreement associated with the Company and certain of our subsidiaries in the U.S., Puerto Rico and Canada. During the first quarter of 2012, we exercised our option to terminate our credit agreement associated with our subsidiaries in Australia and New Zealand effective March 30, 2012. At the end of the third quarter of 2012, the Company was in compliance with all covenants under the one remaining credit agreement. The credit agreement associated with the Company and certain of our subsidiaries in the U.S., Puerto Rico and Canada expires on October 7, 2016. At the end of the third quarter of 2012, we had $236.4 million of short-term and long-term recourse debt and $735.0 million of non-recourse timber securitization notes outstanding.

Under certain circumstances there are restrictions on our ability to repatriate certain amounts of foreign cash balances. If the Company chose to repatriate certain unrestricted foreign cash balances, it could result in income tax expense of $2.3 million in excess of the amount already accrued and $4.3 million in cash taxes due.

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

Operating Activities

Our operating activities provided cash of $157.8 million in the first nine months of 2012 compared to $78.7 million in the first nine months of 2011. Cash from operations for 2012 was higher than the prior year primarily reflecting favorable working capital changes and higher earnings. Our earnings included two non-cash items related to our gain on extinguishment of non-recourse debt, the pre-tax gain of $670.8 million and the non-cash portion of the related tax expense of $240.0 million, both of which are reported as non-cash adjustments to income in our consolidated statements of cash flows. In our consolidated balance sheets, the pre-tax gain impacted timber notes receivable and non-recourse debt, while the non-cash tax expense impacted deferred income taxes. Changes in accounts payable and accrued liabilities were impacted by incentive compensation payments. The first nine months of 2012 reflected minimal payments related to incentive compensation as performance targets generally were not achieved for the 2011 annual incentive plan. The first nine months of 2011 included incentive compensation payments of approximately $55 million related to the 2010 annual incentive plan.

Inventory balances at the end of the first nine months of 2012 and 2011 were comparable after adjusting for the impact of the change in foreign exchange rates, as the first nine months of each year reflected reductions of inventory balances from the respective prior year end. In addition to the changes discussed above, accounts payable also reflected a reduction for the first nine months of both 2012 and 2011 due to the timing of certain payments. Collections from our domestic receivables were higher during the first nine months of 2012 than during the same period of 2011, as there was increased vendor-supported promotional activity at the end of 2011 that was subsequently collected.

We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees, primarily in Contract. Pension expense was $2.5 million and $8.1 million for the first nine months of 2012 and 2011, respectively. In the first nine months of 2012 and 2011, we made cash contributions to our pension plans totaling $20.2 million and $2.5 million, respectively. Pension expense for 2012 is projected to be $3.3 million, before expense related to lump sum payment options discussed below, compared to $10.9 million in 2011. We expect to make $21 million of contributions in 2012, in excess of the $14 million minimum pension contribution requirement, which was adjusted downward due to relief provided in the recently enacted Moving Ahead for Progress in the 21st Century Act. In addition, we may elect to make additional voluntary contributions.

In the third quarter of 2012, our pension plans were amended to provide a one-time special election period during which certain plan participants could elect to have their pension benefits under the Plan paid as an immediate lump sum payment or an immediately commencing annuity. If all eligible participants elect an immediate lump sum payment, the resulting distributions by the pension plans from plan funds are expected to be approximately $270 million. During the fourth quarter of 2012, a non-cash charge will be recorded to expense the accumulated loss relating to these participants that otherwise would be amortized over their life expectancy. If all eligible participants elect the lump sum payment, the estimated pre-tax charge will be approximately $115 million. Any lump sum payments pursuant to this special election will be made from the pension plans’ funds by December 31, 2012.

Investing Activities

Capital spending for the first nine months of 2012 was $48.2 million, compared to $41.5 million for the first nine months of 2011, and consisted of system improvements relating to our growth initiatives, overall software enhancements and infrastructure improvements, as well as spending on new stores in Mexico and the U.S. We expect our capital investments in 2012 to be approximately $70 million to $80 million. Our capital spending in 2012 will be primarily for maintenance and investment in technology, ecommerce and infrastructure improvements.

During the second quarter of 2012, we began considering potential options to sell our Croxley-branded wholesale, distribution and manufacturing business in New Zealand (“Croxley”), a wholly-owned subsidiary included in our Contract segment. We are in the process of assessing whether there is market or third-party interest that achieves our value expectations. As such, management is not assured that a sale will occur within twelve months. Croxley’s net book value was approximately $49 million at September 29, 2012.

Financing Activities

Our financing activities used cash of $35.7 million and $11.3 million in the first nine months of 2012 and 2011, respectively. Net debt payments were $31.9 million and $5.1 million in the first nine months of 2012 and 2011, respectively, as we repaid a $35 million medium-term note that had reached maturity in June of 2012.

We suspended our dividend to shareholders of common stock on December 18, 2008. In July 2012, we reinstated the payment of quarterly cash dividends on our common stock, given progress in executing our strategic plan to achieve sustainable, profitable growth. The quarterly dividends are expected to be $0.02 per common share, or $0.08 per common share on an annualized basis. During the third quarter of 2012, we paid $1.7 million in common stock dividends.

We are continuing to evaluate ways to simplify our balance sheet and options for capital allocation.

Financing Arrangements

We lease our store space and certain other property and equipment under operating leases. These operating leases are not included in debt; however, they represent a significant commitment. Our obligations under operating leases are shown in the “Contractual Obligations” section in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Credit Agreements

On October 7, 2011, we entered into a Second Amended and Restated Loan and Security Agreement (the “North American Credit Agreement”) with a group of banks. The North American Credit Agreement amended both our existing credit agreement to which we were a party along with certain of our subsidiaries in the U.S. (the “U.S. Credit Agreement”) and our existing credit agreement to which our subsidiary in Canada was a party (the “Canadian Credit Agreement”) and consolidated them into a single credit agreement. The North American Credit Agreement permits us to borrow up to a maximum of $650 million (U.S. dollars), of which $50 million is allocated to our Canadian subsidiary, and $600 million is allocated to the Company and its other participating U.S. subsidiaries, in each case subject to a borrowing base calculation that limits availability to a percentage of eligible trade and credit card receivables plus a percentage of the value of eligible inventory less certain reserves. The North American Credit Agreement may be increased (up to a maximum of $850 million) at our request and the approval of the lenders participating in the increase, or may be reduced from time to time at our request, in each case according to the terms detailed in the North American Credit Agreement. Letters of credit, which may be issued under the North American Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. Stand-by letters of credit issued under the North American Credit Agreement totaled $41.5 million at the end of the third quarter of 2012. At the end of the third quarter of 2012, the maximum aggregate borrowing amount available under the North American Credit Agreement was $624.9 million and availability under the North American Credit Agreement totaled $583.4 million. At the end of the third quarter of 2012, we were in compliance with all covenants under the North American Credit Agreement. The North American Credit Agreement expires on October 7, 2016 and allows the payment of dividends, subject to availability restrictions and if no default has occurred.

Borrowings under the North American Credit Agreement are subject to interest at rates based on either the prime rate, the federal funds rate, LIBOR or the Canadian Dealer Offered Rate. An additional percentage, which varies depending on the level of average borrowing availability, is added to the applicable rates. Fees on letters of credit issued under the North American Credit Agreement are charged at rates between 1.25% and 2.25% depending on the type of letter of credit (i.e., stand-by or commercial) and the level of average borrowing availability. The Company is also charged an unused line fee of between 0.375% and 0.5% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit. The fees on letters of credit were 1.75% and the unused line fee was 0.5% at the end of the third quarter of 2012.

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

An initial distribution of approximately $50 million on one of two claims was received from Lehman in the second quarter of 2012 by the Note Issuers, pursuant to a stipulation entered into on October 7, 2011 and approved by the bankruptcy court on December 14, 2011. The funds were released to the Securitization Note holders in the third quarter of 2012.

During the third quarter of 2012, the second of the two claims was resolved and we entered into an agreement that extinguished the Securitization Notes guaranteed by Lehman. Upon effectiveness of the agreement, the trustee for the Securitization Note holders released OfficeMax and its affiliates from the non-recourse liabilities following the transfer from OfficeMax to the trustee for the Securitization Note holders of the claims, the Lehman Guaranteed Installment Note and the guaranty. As a result of the extinguishment of this debt, in the third quarter we recognized a non-cash, pre-tax gain of $670.8 million, equal to the difference between the combined amount of the carrying value of the Securitization Notes guaranteed by Lehman ($735.0 million) and the related interest payable ($17.6 million) and the combined amount of the carrying value of the Lehman Guaranteed Installment Note and the initial distribution made by the Lehman estate (together $81.8 million.)

At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability until 2020 ($529 million as of June 30, 2012), the maturity date for the Installment Notes. As a result of the agreement transferring our rights to the remaining receivable and the extinguishment of Securitization Notes guaranteed by Lehman, we recognized $269 million of the deferred tax gain in the third quarter of 2012. Due to available alternative minimum tax credits and net operating losses, which will offset a significant portion of the taxable income, the Company anticipates making a cash tax payment of approximately $15 million in the fourth quarter of 2012. At September 29, 2012, the remaining deferred tax gain of $260 million is related to the Installment Notes guaranteed by Wachovia (the “Wachovia Guaranteed Installment Notes”), and will be recognized upon maturity.

Through September 29, 2012, we have received all payments due under the Wachovia Guaranteed Installment Notes, which have consisted only of interest due on the notes, and have made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Notes are current and we have no reason to believe that we will not be able to collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Notes, the notes are reflected in our Consolidated Balance Sheets at their original principal amount of $817.5 million. Wachovia was acquired by Wells Fargo & Company in a stock transaction in 2008. An additional adverse impact on our financial results presentation could occur if Wells Fargo & Company became unable to perform its obligations under the Wachovia Guaranteed Installment Notes, thereby resulting in a significant impairment impact.

The Wachovia Guaranteed Installment Notes and related Securitization Notes are scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Wachovia Guaranteed Installment Notes. We expect that if the Securitization Notes are still outstanding in 2019, we will refinance them with a short-term borrowing to bridge the period from initial maturity of the Securitization Notes to the maturity of the Wachovia Guaranteed Installment Notes.

Contractual Obligations

For information regarding contractual obligations, see the caption “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. At September 29, 2012, there had not been a material change to the information regarding contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the third quarter of 2012, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $31.4 million. As the estimated purchase price was less than the carrying value of the noncontrolling interest as of the end of the third quarter of 2012 and the end of the prior fiscal year, the Company recorded the noncontrolling interest at the carrying value for both these periods. There is no impairment relating to the assets of the joint venture as the estimated future cash flows support the overall carrying value of its assets.

Off-Balance-Sheet Activities and Guarantees

For information regarding off-balance-sheet activities and guarantees, see “Off-Balance-Sheet Activities and Guarantees” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. At September 29, 2012, there had not been a material change to the information regarding off-balance-sheet activities and guarantees disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Disclosures of Financial Market Risks

Financial Instruments

Our debt is predominantly fixed-rate. At September 29, 2012, the estimated current fair value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, excluding the non-recourse timber notes, was approximately $12 million less than the amount of debt reported in the Consolidated Balance Sheets. Also at September 29, 2012, the estimated current fair value of the non-recourse timber notes was approximately $178 million higher than the amount reported on the Consolidated Balance Sheets. As previously discussed, there is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the Wachovia Guaranteed Installment Notes receivable and underlying guarantees. The debt and receivables related to the timber notes have fixed interest rates and are reflected in the tables below, along with the carry amounts and estimated fair values.

The following table provides information about our financial instruments outstanding at September 29, 2012 that are sensitive to changes in interest rates. The following table does not include our obligations for pension plans and other post retirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax employees. As our plans were frozen in 2003, our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits. However, the pension plan obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension plan participants’ increased life expectancies. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include OfficeMax common stock, U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels.

	September 29, 2012		December 31, 2011
	Carrying amount	Fair value	Carrying amount	Fair value
	(thousands)
Financial assets:
Timber notes receivable
Wachovia	$817,500	$1,012,827	$817,500	$943,706
Lehman	$—	$—	$81,750	$81,750
Financial liabilities:
Recourse debt	$236,388	$224,810	$268,190	$240,754
Non-recourse debt
Wachovia	$735,000	$913,194	$735,000	$858,779
Lehman	$—	$—	$735,000	$81,750

Changes in foreign currency exchange rates expose us to financial market risk. We occasionally use derivative financial instruments, such as forward exchange contracts, to manage our exposure associated with commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. We generally do not enter into derivative instruments for any other purpose. We do not speculate using derivative instruments. We were not a party to any material derivative instruments at the end of the third quarter of 2012 or at 2011 fiscal year-end.

The estimated fair values of our other financial instruments, including cash and cash equivalents and receivables are the same as their carrying values. Concentration of credit risks with respect to trade receivables is limited due to the wide variety of vendors, customers and channels to and through which our products are sourced and sold, as well as their dispersion across many geographic areas. In the fourth quarter of 2011, we became aware of financial difficulties at one of our large Contract customers. We granted the customer extended payment terms and in exchange are requesting a security interest in their assets and have implemented creditor oversight provisions. The receivable from this customer was $33 million at September 29, 2012 and the customer is paying according to the agreed upon terms. The majority of this balance has been collected to date. Based on our ongoing sales to this customer, we continue to carry similar receivable balances, which we monitor closely.

Asset Impairments

We are required to assess the carrying value of long lived assets when circumstances indicate that a decline in value may have occurred. During the third quarter of 2012, domestic Retail sales were below expectations due to recent weak technology product demand and sales. Softness in the technology category overall and declines in the computer category in particular has had a significant impact for our stores. This resulted in a determination by the Company that there were indicators of potential impairment relating to certain retail stores. Therefore, we performed the required impairment tests and recorded non-cash charges of $9.8 million in the third quarter of 2012 to impair long-lived assets pertaining to certain retail stores. No such charges were recorded in the nine-months ended September 24, 2011.

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

During the first nine months of 2012, we recorded facility closure charges of $26.9 million in our Retail segment of which $1.6 million was recorded in the third quarter related to a change in the estimated lease obligation of a previously closed domestic store and $25.3 million was recorded in the first quarter primarily related to the closure of 15 underperforming domestic stores prior to the end of their lease terms. During the first nine months of 2011, we recorded facility closure charges of $5.6 million (all in the second quarter) in our Retail segment associated with closing six underperforming domestic stores prior to the end of their lease terms, of which $5.4 million was related to the lease liability and $0.2 million was related to asset impairments.

At September 29, 2012, the facility closure reserve was $64.5 million with $17.1 million included in current liabilities, and $47.4 million included in long-term liabilities. The reserve represents future lease obligations of $118.1 million, net of anticipated sublease income of approximately $53.6 million. Cash payments relating to the facility closures were $15.3 million and $16.6 million in the first nine months of 2012 and 2011, respectively.

Environmental

For information regarding environmental issues, see the caption “Environmental” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. At September 29, 2012, there has not been a material change to the information regarding environmental issues disclosed in the Company’s Annual Report on Form 10-K for the year ending December 31, 2011.

Critical Accounting Estimates

For information regarding critical accounting estimates, see the caption “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to the Company’s critical accounting estimates during the first nine months of 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk see the caption “Disclosures of Financial Market Risks” herein and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. At September 29, 2012, except as disclosed herein in “Disclosures of Financial Market Risks,” there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

For information regarding risk factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes to the Company’s risk factors during the first nine months of 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning our stock repurchases during the three months ended September 29, 2012 is below. All stock was withheld to satisfy tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Common Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 – July 28, 2012	(19)	$5.06	—	—
July 29 – August 25, 2012	(18,117)	5.09	—	—
August 26 – September 29, 2012	(19)	5.81	—	—

Total	(18,155)	5.09	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICEMAX INCORPORATED

/s/ BRUCE BESANKO
Bruce Besanko Executive Vice President, Chief Financial Officer and Chief Administrative Officer (As Duly Authorized Officer and Principal Financial Officer)

Date: November 6, 2012

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended September 29, 2012

Exhibit Number	Exhibit Description

3.1(1)	Conformed Restated Certificate of Incorporation, reflecting all amendments to date.

3.2(2)	Amended and Restated Bylaws, as amended February 12, 2009.

10.1(3)	Form of 2012 Director Restricted Stock Unit Award Agreement.

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated.

101.INS(4)*	XBRL Instance Document.

101.SCH(4)*	XBRL Taxonomy Extension Schema Document.

101.CAL(4)*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(4)*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(4)*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(4)*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Submitted with this Form 10-Q.
(1)	Exhibit 3.1 was filed under the exhibit 3.1.1 in our Registration Statement on Form S-1 dated November 4, 2009, and is incorporated herein by reference.
(2)	Exhibit 3.2 was filed under the exhibit 3.2 in our Current Report on Form 8-K dated February 18, 2009, and is incorporated herein by reference.
(3)	Exhibit 10.1 was filed under the exhibit 99.1 in our Current Report on Form 8-K dated July 31, 2012, and is incorporated herein by reference.
(4)	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.