Form 10-K
period 2012-12-29
OFFICEMAX INC
filed 2013-02-25
CIK 12978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Sections 13 or 15(d)

of the Securities Exchange Act of 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No    ☒

The aggregate market value of the voting common stock held by nonaffiliates of the registrant, computed by reference to the price at which the common stock was sold as of the close of business on June 29, 2012, was $431,736,474. Registrant does not have any nonvoting common equity securities.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of February 8, 2013
Common Stock, $2.50 par value	86,884,058

Document incorporated by reference

Portions of the registrant’s proxy statement relating to its 2013 annual meeting of shareholders to be held on April 29, 2013 (“OfficeMax Incorporated’s proxy statement”) are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1. BUSINESS

As used in this Annual Report on Form 10-K for the fiscal year ended December 29, 2012, the terms “OfficeMax,” the “Company,” “we” and “our” refer to OfficeMax Incorporated and its consolidated subsidiaries and predecessors. Our Securities and Exchange Commission (“SEC”) filings, which include this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all related amendments to those reports, are available free of charge on our website at investor.officemax.com by clicking on “SEC filings.” Our SEC filings are available as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

On February 20, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Office Depot, Inc. and certain other parties. In accordance with the Merger Agreement, each share of OfficeMax Incorporated common stock issued and outstanding immediately prior to the Second Effective Time (as defined in the Merger Agreement), other than shares to be cancelled pursuant to the terms of the Merger Agreement, shall be converted into the right to receive 2.69 shares of Office Depot, Inc. common stock, together with cash in lieu of fractional shares, if any, and unpaid dividends and distributions, if any.

The completion of the proposed merger is subject to various customary conditions, including among others (i) shareholder approval by both companies, (ii) expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and (iii) effectiveness of a registration statement registering Office Depot, Inc. common stock.

The Merger Agreement contains certain termination rights for both parties, and further provides for the payment of fees and expenses upon termination under specified circumstances. The proposed merger is expected to be completed by December 31, 2013.

For additional information relating to the proposed merger, please see our Form 8-K filed on February 22, 2013.

Fiscal Year

The Company’s fiscal year-end is the last Saturday in December. Fiscal year 2012 ended on December 29, 2012, fiscal year 2011 ended on December 31, 2011, and fiscal year 2010 ended on December 25, 2010. Due primarily to statutory requirements, the Company’s international businesses maintain calendar years with December 31 year-ends, with the exception of, Grupo OfficeMax S. de R.L. de C.V. (“Grupo OfficeMax”), our majority-owned joint-venture in Mexico, for which the fiscal year-end is the last Saturday in December beginning with the 2012 fiscal year. Grupo OfficeMax reported one month in arrears in 2011 and 2010. This practice was discontinued in 2012, resulting in fiscal year 2012 including 13 months for Grupo OfficeMax. This change in accounting policy did not have a material impact on the Company’s financial statements, and, therefore, prior year’s amounts have not been restated. Due to the use of a fiscal year that does not agree to a calendar month end, fiscal year 2011 included 53 weeks for our U.S. businesses. Fiscal years 2012 and 2010 included 52 weeks for our U.S. businesses.

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

Contract

We distribute a broad line of items for the office, including office supplies and paper, technology products and solutions, office furniture, print and document services and facilities products through our Contract segment. Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices and consumers in the United States, Canada, Australia, New Zealand and Puerto Rico. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and, primarily in foreign markets, through office products stores. The majority of the products sold by this segment are purchased from outside manufacturers or from industry wholesalers. We also source substantially all of our private label products direct from manufacturers. We purchase office papers primarily from Boise White Paper, L.L.C., under a paper supply contract entered into on June 25, 2011. (See Note 15, “Commitments and Guarantees,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information related to the paper supply contract.)

As of the end of the year, Contract operated 40 distribution centers in the U.S., Puerto Rico, Canada, Australia and New Zealand as well as four customer service and outbound telesales centers in the U.S. Contract also operated 44 office products stores in Canada, Hawaii, Australia and New Zealand.

Contract sales were $3.6 billion for each of 2012, 2011 and 2010.

Retail

Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions, office furniture and facilities products. In addition, this segment contracts with large national retail chains to supply office and school supplies to be sold in their stores. Our retail office products stores feature OfficeMax ImPress, an in-store module devoted to print-for-pay and related services. Our Retail segment has operations in the United States, Puerto Rico and the U.S. Virgin Islands. Our Retail segment also operates office products stores in Mexico through Grupo OfficeMax. The majority of the products sold by this segment are purchased from outside manufacturers or from industry wholesalers. We also source substantially all of our private label products direct from manufacturers. As mentioned above, we purchase office papers primarily from Boise White Paper, L.L.C., under a paper supply contract entered into on June 25, 2011. (See Note 15, “Commitments and Guarantees,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K for additional information related to the paper supply contract.)

As of the end of the year, our Retail segment operated 941 stores in the U.S., Puerto Rico, the U.S. Virgin Islands, and Mexico, three large distribution centers in the U.S., and one small distribution center in Mexico. Each store offers approximately 11,000 stock keeping units (SKUs) of name-brand and OfficeMax private-branded merchandise and a variety of business services targeted at serving the small business customer, including OfficeMax ImPress. In addition to our in-store ImPress capabilities, our Retail segment operated six OfficeMax ImPress print on demand facilities with enhanced fulfillment capabilities as of the end of the year. These 8,000 square foot operations are located within some of our Contract distribution centers, and serve the print and document needs of our large contract customers in addition to supporting our retail stores by providing services that cannot be deployed at every retail store.

Retail sales were $3.3 billion for 2012 and $3.5 billion for each of 2011 and 2010.

Competition

Domestic and international office products markets are highly and increasingly competitive. Customers have many options when purchasing office supplies and paper, print and document services, technology products and solutions, office furniture and facilities products. We compete with contract stationers, office supply superstores including Staples and Office Depot, mass merchandisers such as Wal-Mart and Target, wholesale clubs such as Costco, computer and electronics superstores such as Best Buy, Internet merchandisers such as Amazon.com, direct-mail distributors, discount retailers, drugstores and supermarkets, as well as the direct marketing efforts of manufacturers, including some of our suppliers. The other large office supply superstores have increased their presence in close proximity to our stores in recent years and are expected to continue to do so in the future. In addition, many of our competitors have expanded their office products assortment, and we expect they will continue to do so. We anticipate increasing competition from our two domestic office supply superstore competitors and various other competitors for print-for-pay and related services. Increased competition in the office products markets, together with increased advertising, has heightened price awareness among end-users. Such heightened price awareness has led to margin pressure on office products and impacted the results of both our Retail and Contract segments. In addition to price, competition is also based on customer service, the quality and breadth of product selection and convenient locations. Some of our competitors are larger than us and have greater financial resources, which affords them greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively.

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

Employees

On December 29, 2012, we had approximately 29,000 employees, including approximately 10,000 part-time employees.

ITEM 1A.	RISK FACTORS

Cautionary and Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about our expectations, anticipated financial results and future business prospects, are forward-looking statements. You can identify these statements by our use of words such as “may,” “expect,” “believe,” “should,” “plan,” “anticipate” and other similar expressions. You can find examples of these statements throughout this report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K. We cannot guarantee that our actual results will be consistent with the forward-looking statements we make in this report. In addition, forward-looking statements could be affected by the planned merger with Office Depot, including disruption from the transaction making it more difficult to maintain relationships with customers, employees or suppliers; unexpected costs or unexpected liabilities that may arise from the transaction, whether or not consummated; the inability to retain key personnel; future regulatory or legislative actions that could adversely affect OfficeMax and Office Depot; and business plans of the customers and suppliers of OfficeMax and Office Depot; and events or occurrences that may result in the merger not consummating. We have listed below some of the inherent risks and uncertainties that could cause our actual results to differ materially from those we project. We do not assume an obligation to update any forward-looking statement.

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

In addition, we sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees (the “Pension Plans”). The Pension Plans are under-funded and we may be required to make contributions in subsequent years in order to maintain required funding levels, which would have an adverse impact on our cash flows and our financial results. Additional future contributions of common stock or cash to the Pension Plans, financial market performance and Internal Revenue Service (“IRS”) funding requirements could materially change these expected payments.

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

Intense competition in our markets could harm our ability to maintain profitability. Domestic and international office products markets are highly and increasingly competitive. Customers have many options when purchasing office supplies and paper, print and document services, technology products and solutions, office furniture and facilities products. We compete with contract stationers, office supply superstores including Staples and Office Depot, mass merchandisers such as Wal-Mart and Target, wholesale clubs such as Costco, computer and electronics superstores such as Best Buy, Internet merchandisers such as Amazon.com, direct-mail distributors, discount retailers, drugstores and supermarkets. In addition, an increasing number of manufacturers of computer hardware, software and peripherals, including some of our suppliers, have expanded their own direct marketing efforts. The other large office supply superstores have increased their presence in close proximity to our stores in recent years and are expected to continue to do so in the future. In addition, many of our competitors have expanded their office products assortment, and we expect they will continue to do so. We anticipate increasing competition from our two domestic office supply superstore competitors and various other competitors for print-for-pay and related services. Increased competition in the office products markets, together with increased advertising, has heightened price awareness among end-users. Such heightened price awareness has led to margin pressure on office products and impacted the results of both our Retail and Contract segments. In addition to price, competition is also based on customer service, differentiation from competitors, the quality and breadth of product selection and convenient locations. Some of our competitors are larger than us and have greater financial resources, which afford them greater purchasing power, increased financial flexibility and more capital resources for expansion and improvement, which may enable them to compete more effectively.

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

Although we frequently test new store designs, formats, sizes and market areas, if we are unable to generate the required sales or profit levels, as a result of macroeconomic or operational challenges, we may not open new stores. Similarly, we will only continue to operate existing stores if they meet required sales or profit levels. In the current macroeconomic environment, the results of our existing stores are impacted not only by a reduced sales environment, but by a number of things that are not within our control, such as loss of traffic resulting from store closures by other significant retailers in the stores’ immediate vicinities. If our stores’ performance suffers, we may be subject to impairment charges. In addition, if we are required to close stores, we will incur additional costs. These items could adversely affect our financial results.

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

We cannot ensure systems and technology will be fully integrated or updated. We cannot ensure our systems and technology will be successfully updated. We have plans to continue to update the financial reporting platform as well as other technology and systems. We will be implementing ongoing upgrades over the next several years which is a complicated and difficult endeavor. Failure to successfully complete these upgrades could have an adverse impact on our business and results of operations. Over the last several years, we have partially integrated the systems of our Contract and Retail businesses. If we do not ultimately fully integrate our systems, it may constrain our ability to provide the level of service our customers demand which could thereby cause us to operate inefficiently. In addition, if we are unable to continually add software and hardware, effectively manage and upgrade our systems and network infrastructure and develop disaster recovery plans, our business could be disrupted, thus subjecting us to liability and potentially harming our reputation. Any disruption to the Internet or our technology infrastructure, including a disruption affecting our Web sites and information systems, may cause a decline in our customer satisfaction, jeopardize accurate financial reporting, impact our sales volumes or result in increased costs.

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

Our obligation to purchase paper from Boise White Paper L.L.C. concentrates our supply of an important product primarily with a single supplier. When we sold our paper, forest products and timberland assets, we agreed to purchase substantially all of our requirements of paper for resale from Boise Cascade, L.L.C., or its affiliates or assigns, currently Boise White Paper L.L.C., on a long term basis. We entered into a new Paper Purchase Agreement which we entered into on June 25, 2011, which has an initial term that expires at the end of 2017. The purchase requirements diminish under this new agreement starting in 2013, and we have greater flexibility to purchase paper from other paper suppliers. The price we pay for this paper is market based and therefore subject to fluctuations in the supply and demand for the products. In addition, until the restrictions end completely, our purchase obligation limits our ability to take advantage of spot purchase opportunities and exposes us to potential interruptions in supply, which could impact our ability to compete effectively with our competitors, who would not typically be restricted in this way.

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

Fluctuations in our effective tax rate may adversely affect our results of operations. We are a multi-national, multi-channel provider of office products and services. As a result, our effective tax rate is derived from a combination of applicable tax rates in the various countries, states and other jurisdictions in which we operate. Our effective tax rate may be lower or higher than our tax rates have been in the past due to numerous factors, including the sources of our income, any agreements we may have with taxing authorities in various jurisdictions and the tax filing positions we take in various jurisdictions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The majority of OfficeMax facilities are rented under operating leases. (For more information about our operating leases, see Note 8, “Leases,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.) Our properties are in good operating condition and are suitable and adequate for the operations for which they are used. We constantly evaluate the real estate market to determine the best locations for new stores. We analyze our existing stores and markets on a case by case basis. We conduct regular reviews of our real estate portfolio to identify underperforming facilities, and close those facilities that are no longer strategically or economically viable. (For more information about facilities closures, see Note 2, “Facilities Closures Reserves, “ of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.)

Our facilities by segment are presented in the following table.

Contract

As of the end of the year, Contract operated 40 distribution centers in 18 states, Puerto Rico, Canada, Australia (including two smaller distribution centers) and New Zealand. The following table sets forth the locations of these facilities.

Arizona	1	Maine	1	Texas	1
California	2	Maryland	1	Utah	1
Colorado	1	Michigan	1	Washington	1
Florida	1	Minnesota	1	Puerto Rico	1
Georgia	1	North Carolina	1	Canada	7
Hawaii	1	Ohio	1	Australia	10
Illinois	1	Pennsylvania	1	New Zealand	3
Kansas	1

Contract also operated 44 office products stores in Hawaii (2), Canada (22), Australia (4) and New Zealand (16) and four customer service and outbound telesales centers in Illinois (2), Oklahoma and Virginia.

Retail

As of the end of the year, Retail operated 941 stores in 47 states, Puerto Rico, the U.S. Virgin Islands and Mexico. The following table sets forth the locations of these facilities.

Alabama	9	Maine	1	Oregon	12
Alaska	4	Maryland	1	Pennsylvania	27
Arizona	40	Massachusetts	7	Rhode Island	1
Arkansas	2	Michigan	38	South Carolina	6
California	66	Minnesota	40	South Dakota	4
Colorado	27	Mississippi	5	Tennessee	18
Connecticut	3	Missouri	28	Texas	69
Florida	51	Montana	3	Utah	12
Georgia	30	Nebraska	10	Virginia	26
Hawaii	8	Nevada	13	Washington	19
Idaho	6	New Jersey	2	West Virginia	2
Illinois	52	New Mexico	9	Wisconsin	35
Indiana	14	New York	28	Wyoming	2
Iowa	9	North Carolina	26	Puerto Rico	13
Kansas	11	North Dakota	3	U.S. Virgin Islands	2
Kentucky	5	Ohio	49	Mexico(a)	90
Louisiana	2	Oklahoma	1

(a)	Locations operated by Grupo OfficeMax.

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

ITEM 4.	MINE SAFETY DISCLOSURES

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are elected by the Board of Directors and hold office until a successor is chosen or qualified or until their earlier resignation or removal. The following lists our executive officers and gives a brief description of their business experience as of February 25, 2013:

Ravichandra (“Ravi”) K. Saligram, 56, was elected as Chief Executive Officer and President of the Company, as well as a director of the Company, in November 2010. Until his election as Chief Executive Officer and President of the Company, Mr. Saligram had been Executive Vice President, ARAMARK Corporation (“ARAMARK”), a global professional services company, since November 2006, President, ARAMARK International since June 2003, and ARAMARK’s Chief Globalization Officer since June 2009. Mr. Saligram held the position of Senior Vice President, ARAMARK from November 2004 until November 2006. From 1994 until 2002, Mr. Saligram served in various capacities for the InterContinental Hotels Group, a global hospitality company, including as President of Brands & Franchise, North America; Chief Marketing Officer & Managing Director, Global Strategy; President, International; and President, Asia Pacific. Earlier in his career, Mr. Saligram held various general and brand management positions with S. C. Johnson & Son, Inc. in the United States and overseas. Since 2006, he has been a director of Church & Dwight Co., Inc., a consumer and specialty products company.

James Barr IV, 50, was first elected an officer of the Company in November 2011. He has served as executive vice president and chief digital officer since that time. From March 2010 to November 2011, Mr. Barr served as chief executive officer of Barr & Associates, a provider of e-commerce consulting services. Prior to that, from January 2008 to March 2010, he served as president, online for Sears Holdings Corporation, a department store. In this position he held full P&L accountability for multi-channel strategy and online sites such as sears.com and kmart.com. From 1996 to 2008, Mr. Barr held various positions at Microsoft Corporation, a computer software company. He served as Microsoft Corporation’s general manager, e-commerce and marketplaces from 2001 to 2008. In that position he had full business responsibility and led the global business-to-consumer e-commerce strategy.

Bruce H. Besanko, 54, was first elected an officer of the Company in February 2009. Mr. Besanko has served as executive vice president and chief financial officer since that time, and as chief administrative officer since October 2009. Mr. Besanko previously served as executive vice president and chief financial officer of Circuit City Stores, Inc. (“Circuit City”), a leading specialty retailer of consumer electronics and related services, from July 2007 to February 2009. Prior to that, Mr. Besanko served as senior vice president, finance and chief financial officer for The Yankee Candle Company, Inc., a leading designer, manufacturer, wholesaler and retailer of premium scented candles, since April 2005. He also served as vice president, finance for Best Buy Co., Inc., a retailer of consumer electronics, home office products, entertainment software, appliances and related services, from 2002 to 2005. On November 10, 2008, Circuit City and several of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of Virginia. Circuit City’s Chapter 11 plan of liquidation was confirmed by the Bankruptcy Court on September 14, 2010. A liquidating trustee is currently liquidating any remaining assets of Circuit City and its subsidiaries, and otherwise administering the liquidation in accordance with the confirmed plan.

Matthew R. Broad, 53, was first elected an officer of the Company in October 2004 and has served as executive vice president, general counsel since that time. Prior to that, Mr. Broad served as associate general counsel for Boise Cascade Corporation.

Larry A. Hartley, 47, was first elected an officer of the Company in February 2005. He has served as senior vice president, supply chain since that time. He served as vice president, logistics from December 2003 until February 2005, when he was promoted to senior vice president, supply chain. Prior to that, Mr. Hartley had served as vice president, logistics for Boise Cascade Corporation since 2001.

John C. Kenning, 51, was first elected an officer of the Company on April 3, 2012. He has served as executive vice president and president of contract since that time. From January 2009 until March 2012, Mr. Kenning served as president, North America commercial of ADT Security Services, Inc., a provider of security products and services. In that position he was responsible for North American P&L including $2 billion in revenue and 10,000 employees. Prior to that, from 2006 to January 2009, Mr. Kenning served as senior vice president, global strategic sales and global partners of Nortel Networks, Inc., a telecommunications company.

Ronald Lalla, 54, was first elected an officer of the Company on March 19, 2012. He has served as executive vice president and chief merchandising officer since that time. From April 2008 until March 2011, Mr. Lalla served as chief merchandising officer and chief technology officer of Katz Group Canada Ltd., one of Canada’s leading drug store operators with more than 1,800 drug stores across the country. In that position he was responsible for developing and executing Katz Group’s merchandising and marketing strategy. Prior to that, from January 2003 to January 2008, Mr. Lalla served as executive vice president, global merchandising at Corporate Express Inc., an office supply company, where he was responsible for global merchandising and sourcing strategy. Prior to his time at Corporate Express Inc., he held several leadership positions of increasing responsibility at Kmart Corporation, a mass merchandise retailer.

Michael J. Lewis, 62, was first elected an officer of the Company in May 2011. Mr. Lewis has served as executive vice president and president of retail since that time. From 2010 until early 2011, Mr. Lewis served as global head of a merchandising center for Wal-Mart Stores, Inc. (“Wal-Mart”), an international mass-merchandise retailer, and was responsible for brand management and supply chain and supported all merchandising for Wal-Mart private brands in the grocery and personal care businesses. Prior to that, Mr. Lewis was president of Wal-Mart’s Midwest division from 2005 to 2010, with responsibility for more than 850 Wal-Mart stores and more than 250,000 associates. He also served as president of the retail division of Nash Finch Company, a national, wholesale food distributor, from 2003 to 2005. Prior to that, Mr. Lewis was the president of Conquest Management Corporation, an investment and management consulting firm specializing in growth strategies for major retail and consumer goods companies, from 1995 to 2003.

Deborah A. O’Connor, 50, was first elected an officer of the Company in July 2008. Ms. O’Connor has served as senior vice president, finance and chief accounting officer since that time. Ms. O’Connor previously served as senior vice president and controller of the ServiceMaster Company, a company providing residential and commercial lawn care, landscape maintenance, termite and pest control, home warranty, cleaning and disaster restoration, furniture repair, and home inspection services, from December 1999 to December 2007.

Stephen B. Parsons, 48, was first elected an officer of the Company in July 2011. He has served as executive vice president and chief human resources officer since that time. From February 2008 to July 2011, Mr. Parsons served as senior vice president, human resources and labor relations, of Rite Aid Corporation (“Rite Aid”), a retail drug store chain. In that role, he was responsible for all aspects of human resources and change management, serving 92,000 associates across more than 4,700 stores and 12 distribution centers. From June 2007 to February 2008 he served as group vice president, human resources for Rite Aid. From June 2005 until its acquisition by Rite Aid in June 2007, Mr. Parsons served as senior vice president, human resources, of Brooks Eckerd Pharmacy, North America’s fourth largest retail drug store chain prior to its acquisition by Rite Aid.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange (the “Exchange”). The Exchange requires each listed company to make an annual report available to its shareholders. We are making this Form 10-K available to our shareholders in lieu of a separate annual report. The reported high and low sales prices for our common stock, as well as the frequency and amount of dividends paid on such stock, are included in Note 17, “Quarterly Results of Operations (unaudited),” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this Form 10-K. See the discussion of dividend payment limitations under the caption “Financing Arrangements” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Form 10-K. The approximate number of holders of our common stock, based upon actual record holders on February 8, 2013, was 9,236.

We maintain a corporate governance page on our website that includes key information about our corporate governance initiatives. That information includes our Corporate Governance Guidelines, Code of Ethics and charters for our Audit, Executive Compensation and Governance and Nominating Committees, as well as our Committee of Outside Directors. The corporate governance page can be found at investor.officemax.com by clicking on “Corporate Governance.” You also may obtain copies of these policies, charters and codes by contacting our Investor Relations Department at 263 Shuman Boulevard, Naperville, Illinois 60563, or by telephone at: (630) 864-6800.

Information concerning securities authorized for issuance under our equity compensation plans is included in “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this Form 10-K.

Stock Repurchases

Information concerning our stock repurchases during the three months ended December 29, 2012, is presented in the following table.

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
September 30 – October 27	4,133	$7.41	—	—
October 28 – November 24	15,831	8.00	—	—
November 25 – December 29	16	10.00	—	—

Total	19,980	$7.88	—	—

(a)	All stock was withheld to satisfy minimum statutory tax withholding obligations upon vesting of restricted stock awards.

Performance Graph

The following graph compares the five-year cumulative total return (assuming dividend reinvestment) for the Standard & Poor’s SmallCap 600 Index, the Standard & Poor’s 600 Specialty Retail Index and OfficeMax.

ANNUAL RETURN PERCENTAGE

Years Ending

Company\Index Name	Dec 08	Dec 09	Dec 10	Dec 11	Dec 12
OfficeMax Incorporated	–62.75	82.26	32.60	-74.75	105.92
S&P SmallCap 600 Index	–34.26	33.53	25.76	0.02	14.09
S&P 600 Specialty Retail Index	–36.51	77.65	40.68	2.72	21.12

INDEXED RETURNS

Years Ending

Company\Index Name	Base Period Dec 07	Dec 08	Dec 09	Dec 10	Dec 11	Dec 12
OfficeMax Incorporated	$100	$37.25	$67.89	$90.01	$22.73	$46.80
S&P SmallCap 600 Index	100	65.74	87.78	110.39	110.41	125.97
S&P 600 Specialty Retail Index	100	63.49	112.79	158.67	162.99	197.42

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected financial data for the years indicated and should be read in conjunction with the disclosures in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Form 10-K.

	2012(a)	2011(b)	2010(c)	2009(d)	2008(e)
	(millions, except per-share amounts)
Assets:
Current assets	$1,984	$1,939	$2,014	$2,021	$1,855
Property and equipment, net	352	365	397	422	491
Timber notes receivable	818	899	899	899	899
Other	630	866	769	728	929

Total assets	$3,784	$4,069	$4,079	$4,070	$4,174

Liabilities and shareholders’ equity:
Current liabilities	$1,057	$1,013	$1,044	$1,092	$1,184
Long-term debt, less current portion	226	229	270	275	290
Non-recourse debt	735	1,470	1,470	1,470	1,470
Other	687	756	645	702	918
Noncontrolling interest	45	32	49	28	22
OfficeMax shareholders’ equity—preferred stock	27	29	31	36	43
OfficeMax shareholders’ equity—other	1,007	540	570	467	247

Total liabilities and shareholders’ equity	$3,784	$4,069	$4,079	$4,070	$4,174

Net sales	$6,920	$7,121	$7,150	$7,212	$8,267

Net income (loss) attributable to OfficeMax and noncontrolling interest	$421	$38	$74	$(1)	$(1,666)
Joint venture results attributable to noncontrolling interest	(4)	(3)	(3)	2	8

Net income (loss) attributable to OfficeMax	$417	$35	$71	$1	$(1,658)
Preferred dividends	(2)	(2)	(2)	(3)	(4)

Net income (loss) available to OfficeMax common shareholders	$415	$33	$69	$(2)	$(1,662)

Basic net income (loss) per common share	$4.79	$0.38	$0.81	$(0.03)	$(21.90)
Diluted net income (loss) per common share	$4.74	$0.38	$0.79	$(0.03)	$(21.90)
Cash dividends declared per common share	$0.06	$—	$—	$—	$0.45

See notes on following page.

Notes to Selected Financial Data

The company’s fiscal year-end is the last Saturday in December. For our U.S. businesses, there were 53 weeks in 2011 and 52 weeks for all other years presented.

(a)	2012 included the following pre-tax items:

•

$11.4 million charge for impairment of fixed assets associated with certain of our retail stores. Our minority partner’s share of this charge of $0.4 million is included in joint venture results attributable to noncontrolling interest.

•	$56.4 million charge for accelerated pension expense related to participant settlements.

•	$41.0 million charge for costs related to retail store closures in the U.S.

•	$6.2 million charge for severance and other costs.

•	$670.8 million gain related to an agreement that legally extinguished our non-recourse debt guaranteed by Lehman Brothers Holdings, Inc. (“Lehman”).

(b)	2011 included the following pre-tax items:

•	$14.9 million charge for severance and other costs.

•	$11.2 million charge for impairment of fixed assets associated with certain of our retail stores in the U.S.

•	$5.6 million charge for costs related to retail store closures in the U.S.

(c)	2010 included the following pre-tax items:

•	$11.0 million charge for impairment of fixed assets associated with certain of our retail stores in the U.S.

•	$13.1 million charge for costs related to retail store closures in the U.S., partially offset by a $0.6 million severance reserve adjustment.

•

$9.4 million favorable adjustment of a reserve associated with our legacy building materials manufacturing facility near Elma, Washington due to the sale of the facility’s equipment and the termination of the lease.

(d)	2009 included the following items:

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

•	$18.1 million pre-tax charge for severance and other costs.

•	$4.4 million pre-tax gain related to interest earned on a tax escrow balance established in a prior period in connection with our legacy Voyageur Panel business.

•	$2.6 million pre-tax gain related to the Company’s Boise Investment.

•

$14.9 million of income tax benefit from the release of a tax uncertainty reserve upon resolution of an issue under IRS appeal regarding the deductibility of interest on certain of our industrial revenue bonds.

(e)	2008 included the following pre-tax items:

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

Overall Summary

Sales for 2012 were $6,920.4 million, compared to $7,121.2 million for 2011, a decrease of 2.8%. Fiscal year 2011 contained an extra week of sales for our domestic businesses ($86 million), which negatively impacted 2012 sales comparisons. In addition, sales for 2012 were negatively impacted by a change in foreign currency exchange rates ($15 million). After adjusting for the impact of the extra week in 2011, the impact of the change in foreign currency exchange rates and the impact of stores closed and opened during 2011 and 2012, sales in 2012 declined by 0.8% compared to 2011.

Consolidated gross profit margin increased by 0.4 % of sales (40 basis points) to 25.8 % of sales in 2012 compared to 25.4% of sales in 2011, as higher customer margins and lower occupancy expense were partially offset by higher delivery expense.

Operating, selling and general and administrative expenses declined during 2012 due primarily to reduced costs from facility and store closures and the impact of the extra week in 2011, which were partially offset by higher incentive compensation expense. As a percentage of sales, expenses increased slightly as the impact of increased incentive compensation expense was nearly offset by the lower costs from facility closures and the impairment of store assets in 2011.

We reported operating income of $24.3 million in 2012 compared to $86.5 million in 2011. As noted in the discussion and analysis that follows, our operating results were impacted by a number of significant items in both years. These items included charges for the acceleration of pension expense related to participant settlements, asset impairments, store closures and severance. If we eliminate these items, our adjusted operating income for 2012 was $139.2 million compared to an adjusted operating income of $118.2 million for 2011. The reported net income available to OfficeMax common shareholders was $414.7 million, or $4.74 per diluted share, in 2012 compared to $32.8 million, or $0.38 per diluted share, in 2011. If we eliminate the impact of the significant items recorded in operating income discussed above as well as the gain related to an agreement that legally extinguished our non-recourse debt guaranteed by Lehman Brothers Holding, Inc. (“Lehman”) from the applicable periods, and the related income tax effects, our adjusted net income available to OfficeMax common shareholders was $68.5 million, or $0.78 per diluted share, compared to $53.3 million, or $0.61 per diluted share, for 2011. We estimate that the 53rd week added $8 million of operating income and $0.06 of diluted earnings per share in 2011.

On February 20, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Office Depot, Inc. and certain other parties. In accordance with the Merger Agreement, each share of OfficeMax Incorporated common stock issued and outstanding immediately prior to the Second Effective Time (as defined in the Merger Agreement), other than shares to be cancelled pursuant to the terms of the Merger Agreement, shall be converted into the right to receive 2.69 shares of Office Depot, Inc. common stock, together with cash in lieu of fractional shares, if any, and unpaid dividends and distributions, if any.

The completion of the proposed merger is subject to various customary conditions, including among others (i) shareholder approval by both companies, (ii) expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and (iii) effectiveness of a registration statement registering Office Depot, Inc. common stock.

The Merger Agreement contains certain termination rights for both parties, and further provides for the payment of fees and expenses upon termination under specified circumstances. The proposed merger is expected to be completed by December 31, 2013.

For additional information relating to the proposed merger, please see our Form 8-K filed on February 22, 2013.

Results of Operations, Consolidated

($ in thousands)

	2012	2011	2010
Sales	$6,920,384	$7,121,167	$7,150,007
Gross profit	1,784,457	1,809,180	1,849,652
Operating, selling and general and administrative expenses	1,645,245	1,690,967	1,689,130
Asset impairments	11,376	11,197	10,979
Other operating expenses, net	103,558	20,530	3,077

Total operating expenses	1,760,179	1,722,694	1,703,186
Operating income	$24,278	$86,486	$146,466
Net income available to OfficeMax common shareholders	$414,694	$32,771	$68,628
Gross profit margin	25.8%	25.4%	25.9%
Operating, selling and general and administrative expenses
Percentage of sales	23.8%	23.7%	23.7%

In addition to assessing our operating performance as reported under U.S. generally accepted accounting principles (“GAAP”), we evaluate our results of operations before non-operating legacy items, such as the gain related to an agreement that legally extinguished our non-recourse debt guaranteed by Lehman, and certain operating items that are not indicative of our core operating activities such as accelerated pension expense related to participant settlements, facility closures and adjustments, asset impairments and severance. We believe our presentation of financial measures before, or excluding, these items, which are non-GAAP measures, enhances our investors’ overall understanding of our operational performance and provides useful information to both investors and management to evaluate the ongoing operations and prospects of OfficeMax by providing better comparisons. Whenever we use non-GAAP financial measures, we designate these measures as “adjusted” and provide a reconciliation of the non-GAAP financial measures to the most closely applicable GAAP financial measure. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measure. In the following tables, we reconcile our non-GAAP financial measures to our reported GAAP financial results.

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

	NON-GAAP RECONCILIATIONS – SALES
	2012 Sales Growth (Decline)			2011 Sales Growth (Decline)
	2012	2011	Percent Change	2011	2010	Percent Change
	($ in thousands)			($ in thousands)
Sales as reported	$6,920,384	$7,121,167	(2.8)%	$7,121,167	$7,150,007	(0.4)%
Adjustment for unfavorable (favorable) impact of change in foreign exchange rates(a)	15,184	—		(91,290)	—
Adjustment for the impact of the 53rd week in 2011	—	(86,324)		(86,324)	—
Adjustment for the impact of closed and opened stores	(40,691)	(81,644)		(37,635)	(55,600)

Sales adjusted for impact of change in foreign exchange rates, the 53rd week in 2011, and closed and opened stores	$6,894,877	$6,953,199	(0.8)%	$6,905,918	$7,094,407	(2.7)%

(a)	Computed by assuming constant currency exchange rates between periods.

	NON-GAAP RECONCILIATION OPERATING RESULTS FOR 2012(a)
	Operating income	Net income available to OfficeMax common shareholders(b)	Diluted income per common share(b)
	(thousands, except per-share amounts)
As reported	$24,278	$414,694	$4.74
Gain on extinguishment of non-recourse debt	—	(416,944)	(4.77)
Pension settlement charges	56,367	34,750	0.40
Store closure, severance and other charges	47,191	29,281	0.33
Store asset impairment charge	11,376	6,697	0.08

As adjusted	$139,212	$68,478	$0.78

	NON-GAAP RECONCILIATION OPERATING RESULTS FOR 2011(a)
	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(thousands, except per-share amounts)
As reported	$86,486	$32,771	$0.38
Store closure and severance charges	20,530	13,696	0.16
Store asset impairment charge	11,197	6,841	0.08

As adjusted	$118,213	$53,308	$0.61

	NON-GAAP RECONCILIATION OPERATING RESULTS FOR 2010(a)
	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(thousands, except per-share amounts)
As reported	$146,466	$68,628	$0.79
Store closure charges and severance adjustments	12,540	7,717	0.09
Store asset impairment charge	10,979	6,708	0.08
Reserve adjustments related to legacy facility	(9,463)	(5,782)	(0.07)

As adjusted	$160,522	$77,271	$0.89

(a) Totals may not foot due to rounding.

(b) The conversion of preferred shares into common shares had a dilutive impact on earnings per share for 2012 due to the unusually large net income available to OfficeMax common shareholders, as a result of an agreement that legally extinguished our non-recourse debt guaranteed by Lehman. Therefore, preferred dividends are excluded from the income used to calculate diluted income per common share.

These items are described in more detail in this Management’s Discussion and Analysis.

At the end of the 2012 fiscal year, we had $495.1 million in cash and cash equivalents and $580.2 million in available (unused) borrowing capacity under our revolving credit facility. At year-end, we had outstanding recourse debt of $236.2 million (both current and long-term) and non-recourse obligations of $735.0 million related to the timber securitization notes. There is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged installment notes receivable and underlying guarantees. The non-recourse debt declined significantly in 2012 due to an agreement that legally extinguished our non-recourse debt guaranteed by Lehman. There were no borrowings on our credit agreements in 2012.

The funded status of our pension plans improved in 2012. Our pension obligations exceeded the assets held in trust to fund them by $301.4 million at year-end 2012, an improvement in funded status of $28.2 million, compared to the $329.6 million underfunding that existed at year-end 2011. This improvement in funded status was primarily due to higher than anticipated returns on investments and the impact of special-election lump sum benefit payments, which were partially offset by an unfavorable change in the discount rate.

For full year 2012, operations provided $185.2 million of cash, while capital expenditures, net of proceeds (including systems and infrastructure investments) and financing activities used $85.2 million and $34.8 million, respectively.

Outlook

Based on the current environment and our 2012 trends, we expect that total sales for the full year of 2013 will be in line with 2012, including the favorable impact of foreign currency translation. Additionally, we expect that the operating income margin rate for the full year of 2013 will be in line with the prior year adjusted rate, despite the negative impact of increased rent expense resulting from the completed non-cash amortization of liabilities related to the 2003 merger, as well of the discontinuation of dividend income due to the redemption of our non-voting securities of Boise Cascade L.L.C.

We anticipate cash flow from operations in 2013 to be higher than capital expenditures, which we expect to be approximately $100 million to $125 million, primarily related to investments in IT, ecommerce, infrastructure and maintenance. We anticipate a net reduction in our retail square footage for the year, with five to ten store closures and several new-format store openings in the U.S., and six expected store openings in Mexico.

Operating Results

2012 Compared with 2011

Sales for 2012 decreased 2.8% (2.6% on constant currency basis) year-over-year to $6,920.4 million. Fiscal year 2011 contained an extra week of sales for our domestic businesses ($86 million), which negatively impacted 2012 sales comparisons. Sales for 2012 were also negatively impacted by a change in foreign currency exchange rates ($15 million). After adjusting for the impact of the extra week in 2011, the impact of the change in foreign currency exchange rates and the impact of stores closed and opened during 2011 and 2012, sales in 2012 declined by 0.8% compared to 2011. Sales declined in both our Retail and Contract segments. In our Retail segment, U.S. same-store sales declined 2.5% year-over-year, while Mexico same-store sales increased 1.6% year-over-year in local currencies. In our Contract segment, U.S. sales increased 0.8% year-over-year (2.3% after adjusting for the $35 million impact of the extra week in 2011), while international sales declined 3.6% in local currencies. The overall sale declines are the result of the impact of the extra week in 2011, the competitive environment for our products, lower sales to our existing international Contract customers, and weak store traffic in our Retail segment, which were partially offset by stronger sales in our U.S Contract business and in Mexico.

Gross profit margin increased by 0.4% of sales (40 basis points) to 25.8% of sales in 2012 compared to 25.4% of sales in 2011, as higher customer margins and lower occupancy expenses were partially offset by higher delivery expense and the mix impact of lower sales in our higher-margin Retail segment. The extra week in U.S. operations in 2011 resulted in a $28 million unfavorable impact to gross profit in 2012 compared to 2011.

Operating, selling and general and administrative expenses decreased $45.7 million to $1,645.2 million for 2012 compared to $1,691.0 million for 2011 due primarily to the impact of the extra week in 2011 ($20 million favorable) as well as reduced payroll expense from reorganizations and store and facility closures, lower depreciation from the impairment of store assets in 2011, lower equipment lease expense from closed stores, lower advertising expense and lower credit card processing fees resulting from credit card reform legislation, which were partially offset by higher incentive compensation expense and higher legal expense. As a percentage of sales, operating, selling and general and administrative expenses of 23.8% for 2012 were slightly higher compared to 23.7% for 2011 as the impact of the higher incentive compensation expense was nearly offset by reduced payroll expense from reorganizations and facility closures, lower depreciation expense from the impairment of store assets in 2011, lower advertising expense and lower credit card processing fees. Incentive compensation expense was $20 million higher in 2012 than in 2011 due to a higher level of performance under the incentive compensation plans in 2012 than in 2011.

As noted above, our results for 2012 include several significant items, as follows:

•

We recognized a non-cash impairment charge of $11.4 million associated with the impairment of leasehold improvements and other assets at certain of our Retail stores, primarily in the U.S. After tax, this charge reduced net income available to OfficeMax common shareholders by $6.7 million, or $0.08 per diluted share. This charge was included in asset impairments in the Consolidated Statements of Operations.

•

We recorded charges totaling $103.6 million associated with the acceleration of pension expense related to participant settlements ($56.4 million), store closures in the U.S. ($41.0 million) and severance and other charges ($6.2 million) primarily related to restructurings in Canada, Australia, New Zealand and the U.S Contract business. After tax, the cumulative effect of these items reduced net income by $64.0 million, or $0.73 per diluted share. These charges were included in other operating expenses, net in the Consolidated Statements of Operations.

•

We recorded a non-cash gain of $670.8 million related to an agreement that legally extinguished our non-recourse debt guaranteed by Lehman. The gain increased net income available to OfficeMax common shareholders by $416.9 or $4.77 per diluted share. This gain was included in gain on extinguishment of non-recourse debt in our Consolidated Statements of Operations.

Interest income was $43.8 million and $44.0 million for 2012 and 2011, respectively. Interest expense was $69.8 million and $73.1 million in 2012 and 2011, respectively.

For 2012, we recognized income tax expense of $248.7 million on pre-tax income of $669.5 million (an effective tax expense rate of 37.1%) compared to income tax expense of $19.5 million on pre-tax income of $57.6 million (an effective tax expense rate of 33.9%) for 2011. The effective tax rate in both years was impacted by the mix of domestic and foreign sources of income, the effects of state income taxes, income items not subject to tax, and non-deductible expenses. In 2011, we recorded an increase to the valuation allowances relating to several state net operating losses. In 2012, we recorded an increase in our valuation allowance related to our foreign tax credit carryforwards. Both of these negative impacts were offset by other one-time favorable rate changes.

We reported net income attributable to OfficeMax and noncontrolling interest of $420.8 million for 2012. After adjusting for joint venture earnings attributable to noncontrolling interest and preferred dividends, we reported net income available to OfficeMax common shareholders of $414.7 million, or $4.74 per diluted share. Adjusted net income available to OfficeMax common shareholders, as discussed above, was $68.5 million, or $0.78 per diluted share, for 2012 compared to $53.3 million, or $0.61 per diluted share, for 2011.

2011 Compared with 2010

Sales for 2011 decreased 0.4% to $7,121.2 million, compared to $7,150.0 million for 2010, and included the favorable impact of a change in foreign currency exchange rates relating to our international subsidiaries ($91 million) and the favorable impact of an extra week in fiscal year 2011 in our domestic subsidiaries ($86 million). After adjusting for the favorable impact of the change in foreign currency exchange rates, the favorable impact of the extra week in U.S. operations and the impact of stores closed and opened in 2011 and 2010 sales declined by 2.7%. These declines are the result of the competitive environment for our products, lower sales in our existing Contract business and weak store traffic in our Retail segment. The sales declines also included an unfavorable impact from inclement weather in the U.S. during the first quarter of 2011.

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

•

We recorded $14.9 million of severance charges ($13.9 million in Contract, $0.3 million in Retail and $0.7 million in Corporate) related primarily to reorganizations in Canada, Australia, New Zealand and the U.S. sales and supply chain organizations. In addition, we recorded $5.6 million of charges in our Retail segment related to store closures in the U.S. After tax, the cumulative effect of these items reduced net income by $13.6 million or $0.16 per diluted share.

In addition, our results for 2010 include several significant items, as follows:

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

For 2011, we recognized income tax expense of $19.5 million on pre-tax income of $57.6 million (an effective tax expense rate of 33.9%) compared to income tax expense of $41.9 million on pre-tax income of $115.7 million (an effective tax expense rate of 36.2%) for 2010. The effective tax rate in both years was impacted by the effects of state income taxes, income items not subject to tax, non-deductible expenses and the mix of domestic and foreign sources of income. In 2011, the Company recorded an increase ($10.8 million) to the valuation allowances relating to several state net operating losses. This negative impact was offset by other one time favorable rate changes and other items related to nontaxable permanent items.

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

Contract distributes a broad line of items for the office, including office supplies and paper, technology products and solutions, office furniture, print and document services and facilities products. Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Australia and New Zealand, through office products stores.

Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions, office furniture and facilities products. In addition, this segment contracts with large national retail chains to supply office and school supplies to be sold in their stores. Retail office supply stores feature OfficeMax ImPress, an in-store module devoted to print-for-pay and related services. Retail has operations in the United States, Puerto Rico and the U.S. Virgin Islands. Retail also operates office products stores in Mexico through a 51%-owned joint venture, Grupo OfficeMax S. de R.L. de C.V. (“Grupo OfficeMax”).

Corporate and Other includes corporate support staff services and certain other legacy expenses as well as the related assets and liabilities. The income and expense related to certain assets and liabilities that are reported in the Corporate and Other segment have been allocated to the Contract and Retail segments.

Management evaluates the segments’ performances using segment income (loss) which is based on operating income (loss) after eliminating the effect of certain operating items that are not indicative of our core operations such as facility closures and adjustments, asset impairments, severances and accelerated pension expense related to participant settlements. These certain operating items are reported on the asset impairments and other operating expenses, net lines in the Consolidated Statements of Operations.

Contract

($ in thousands)

	2012	2011	2010
Sales	$3,605,760	$3,624,077	$3,634,244
Gross profit	814,278	809,492	826,981
Gross profit margin	22.6%	22.3%	22.8%
Operating, selling and general and administrative expenses	711,875	731,811	732,699
Percentage of sales	19.7%	20.2%	20.2%

Segment income	$102,403	$77,681	$94,282
Percentage of sales	2.8%	2.1%	2.6%
Sales by Product Line
Office supplies and paper	$2,061,908	$2,076,052	$2,086,629
Technology products	1,130,564	1,142,168	1,185,461
Office furniture	413,288	405,857	362,154
Sales by Geography
United States	$2,469,944	$2,449,313	$2,482,508
International	1,135,816	1,174,764	1,151,736
Sales Growth (Decline)	(0.5)%	(0.3)%	(0.6)%

2012 Compared with 2011

Contract segment sales for 2012 declined 0.5% to $3,605.8 million from $3,624.1 million for 2011. Fiscal year 2011 contained an extra week of sales in our Contract segment in the U.S. which negatively impacted the 2012 sales comparisons ($34.5 million). In addition, sales for 2012 were favorably impacted by a change in foreign currency exchange rates ($3.4 million). After adjusting for the impact of the extra week in 2011 and the impact of the change in foreign currency exchange rates, Contract segment sales in 2012 increased by 0.4% compared to 2011. U.S. Contract sales for 2012 increased 0.8% compared to 2011. After adjusting for the favorable impact of the extra week in 2011, U.S. Contract sales increased by 2.3%. In the U.S., sales to newly acquired customers outpaced the combined reductions in sales due to lost customers and in sales to existing customers. International sales for 2012 declined 3.3% (3.6% on a local currency basis) due to lower sales to existing customers.

Contract segment gross profit margin increased 0.3% of sales (30 basis points) to 22.6% of sales for 2012 compared to 22.3% of sales for the previous year. The increase in gross profit margin occurred both in the U.S. and internationally. U.S. gross profit margins increased due to higher customer margins and lower occupancy expenses, which were partially offset by increased delivery expense. The increased delivery expense resulted from the closure of distribution centers (customer fulfillment centers) and was more than offset by the reduction of occupancy and payroll costs in operating, selling and general and administrative expenses. International gross profit margin increased due to higher customer margins and lower delivery expense from lower fuel costs. These gross profit margin improvements were partially reduced by the mix impact of lower sales in our higher-margin international businesses. The extra week in U.S. operations in 2011 resulted in a $7 million unfavorable impact to gross profit in 2012 compared to 2011.

Contract segment operating, selling and general and administrative expenses decreased $19.9 million to $711.9 million in 2012 compared to $731.8 million in 2011 primarily due to the impact of the 53rd week in 2011 and the reduced costs from facility closures, which were partially offset by increased incentive compensation expense. As a percentage of sales, operating, selling and general and administrative expenses decreased 0.5% of sales to 19.7% of sales for 2012 from 20.2% of sales for 2011. The decrease was primarily due to lower payroll expense from reorganizations and facility closures in 2011 and lower advertising expense, which were partially offset by increased incentive compensation expense. Incentive compensation expense was $10.8 million higher in 2012 than in 2011. Expenses in 2012 were approximately $7 million lower than in 2011 due to the extra week in 2011.

Contract segment income was $102.4 million, or 2.8% of sales, for 2012, compared to $77.7 million, or 2.1% of sales, for 2011. The increase in segment income was primarily attributable to the higher gross profit margin and the lower operating, selling and general and administrative expenses. The impact of the 53rd week in 2011 was negligible on operating income.

2011 Compared with 2010

Contract segment sales for 2011 decreased 0.3% to $3,624.1 million from $3,634.2 million for 2010, and included the favorable impact of a change in foreign currency exchange rates relating to our international subsidiaries and the favorable impact of an extra week in fiscal year 2011 in our domestic subsidiaries. After adjusting for the impact of the extra week in 2011 and the impact of the change in foreign currency exchange rates, Contract segment sales in 2011 decreased by 3.5% compared to 2010. U.S. Contract sales for 2011 declined 1.3% compared to 2010 (2.7% after adjusting for the impact of the extra week) due to a continued, highly competitive environment in the U.S. A decline in sales to existing customers, including a significant decrease in sales to the U.S. federal government, was partially offset by increased favorable impact of sales to newly acquired customers outpacing the reduction in sales due to lost customers. International sales for 2011 increased 2.0%, but declined 5.3% on a local currency basis. The declines are the result of decreased sales to existing customers and several large customers that were not retained in both Canada and Australia.

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

Retail

($ in thousands)

	2012	2011	2010
Sales	$3,314,624	$3,497,090	$3,515,763
Gross profit	970,179	999,688	1,022,671
Gross profit margin	29.3%	28.6%	29.1%
Operating, selling and general and administrative expenses	900,312	924,395	918,768
Percentage of sales	27.2%	26.4%	26.1%

Segment income	$69,867	$75,293	$103,903
Percentage of sales	2.1%	2.2%	3.0%
Sales by Product Line
Office supplies and paper	$1,411,522	$1,437,304	$1,468,646
Technology products	1,670,302	1,824,956	1,834,630
Office furniture	232,800	234,830	212,487
Sales by Geography
United States	$3,022,033	$3,222,424	$3,287,528
International	292,591	274,666	228,235
Sales Growth (Decline)
Total sales growth (decline)	(5.2)%	(0.5)%	(1.1)%
Same-location sales growth (decline)	(2.2)%	(1.7)%	(1.2)%

2012 Compared with 2011

Retail segment sales for 2012 decreased by 5.2% to $3,314.6 million from $3,497.1 million for 2011, reflecting store closures, reduced store transactions and weaker technology product category sales. Fiscal year 2011 contained an extra week of sales in our Retail segment in the U.S. which negatively impacted the 2012 sales comparisons ($51.8 million). In addition, sales for 2012 were unfavorably impacted by a change in foreign currency exchange rates related to our Mexican joint venture ($18.5 million). Retail segment same-store sales declined 2.2% in 2012, on a constant currency basis. U.S. same-store sales declined 2.5% year-over-year primarily due to lower store transactions, partially offset by higher average ticket amounts, compared to 2011. Mexico same-store sales increased 1.6% year-over-year on a local currency basis in 2012 compared to 2011. We ended 2012 with 941 stores. In the U.S., we closed forty-six retail stores during 2012 and opened one, ending the year with 851 retail stores, while in Mexico, Grupo OfficeMax opened ten stores during 2012 and closed two, ending the year with 90 retail stores.

Retail segment gross profit margin increased 0.7% of sales (70 basis points) to 29.3% of sales for 2012 compared to 28.6% of sales for 2011. The gross profit margin increases were the result of higher customer margins in both the U.S. and Mexico, driven primarily by a product sales mix shift from the lower margin technology products, partially offset by higher occupancy expenses due to the deleveraging impact of the lower sales. The extra week in U.S. operations in 2011 resulted in a $21 million unfavorable impact to gross profit in 2012 compared to 2011.

Retail segment operating, selling and general and administrative expenses decreased $24.1 million to $900.3 million in 2012 compared to $924.4 million in 2011, as the impact of the extra week in 2011, lower depreciation from the impairment of store assets in 2011, lower equipment lease expense from closed stores and lower credit card processing fees from credit card reform legislation was partially offset by higher incentive compensation expense. As a percentage of sales, Retail segment operating, selling and general and administrative expenses increased 0.8% of sales to 27.2% of sales for 2012 from 26.4% of sales for 2011 due to the increased incentive compensation expense and the deleveraging impact of the lower sales. Incentive compensation expense was $9.3 million higher in 2012 than in 2011. Operating, selling and general and administrative expenses in 2012 were approximately $13 million lower than in 2011 due to the extra week in 2011.

Retail segment income was $69.9 million, or 2.1% of sales, for 2012, compared to $75.3 million, or 2.2% of sales, for 2011. The decrease in segment income was primarily attributable to the sales decline, which was partially offset by the higher gross profit margins, the decreased operating expenses as noted above and the continued improvement in our Mexican joint venture’s earnings. There was $8 million of segment income in 2011 resulting from the 53rd week.

2011 Compared with 2010

Retail segment sales for 2011 decreased by 0.5% to $3,497.1 million from $3,515.8 million for 2010, and included the favorable impact of currency exchange rates relating to our Mexican joint venture ($8 million) and the favorable impact of an extra week in fiscal year 2011 in our domestic subsidiaries ($52 million). The sales declines reflect challenging economic conditions and an increased promotional environment as well as significant decline in certain technology categories. Same-store sales declined by 1.7% in 2011 on a constant currency basis, which included a U.S. same-store sales decline of 2.8%, partially offset by a 14.2% same-store sales increase in Mexico, on a local currency basis. The U.S. same-store sales decline reflected weaker back-to-school sales and continued weakness in store traffic, which was partially offset by slightly higher average ticket and a favorable holiday season. We ended 2011 with 978 stores. In the U.S., we closed twenty-two retail stores during 2011 and opened none, ending the year with 896 retail stores, while in Mexico, Grupo OfficeMax opened five stores during 2011 and closed two, ending the year with 82 retail stores.

Retail segment gross profit margin decreased 0.5% of sales (50 basis points) to 28.6% of sales for 2011 compared to 29.1% of sales for 2010. The gross profit margin declines were the result of lower customer margins in Mexico, higher freight and delivery expenses from increased fuel costs and higher inventory markdowns, which were partially offset by lower occupancy expenses. We had slightly higher customer margins in the U.S. reflecting the product-mix shift to supplies sales. Higher promotional activity resulted in increased sales but placed continued pressure on margins. The extra week in U.S. operations resulted in a $21 million favorable impact to gross profit in 2011 compared to 2010.

Retail segment operating, selling and general and administrative expenses increased 0.3% of sales to 26.4% of sales for 2011 from 26.1% of sales for 2010 as lower incentive compensation expense was more than offset by the deleveraging impact of the lower sales and the unfavorable impact of sales/use tax and legal settlements in 2010. Retail segment operating, selling and general and administrative expenses of $924.4 million in 2011 increased $5.6 million from the prior year as the unfavorable impact of the extra week ($13 million), the unfavorable impact of sales/use tax and legal settlements in 2010 ($12 million) and the unfavorable impact of foreign currency rates ($1 million) were partially offset by lower incentive compensation expense ($23 million). In addition, lower advertising expense and lower store fixture and equipment-related costs were more than offset by higher overhead associated with our profitability initiatives.

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

Corporate and Other

Corporate and Other segment loss was $33.1 million, $34.8 million and $37.7 million for 2012, 2011 and 2010, respectively. In 2012, compared to 2011, lower pension expense was partially offset by increased legacy costs and legal fees, and the change in incentive compensation expense was not material. In 2011, the benefit of lower incentive compensation expense was partially offset by increased pension expense compared to 2010.

Liquidity and Capital Resources

At the end of fiscal year 2012, the total liquidity available for OfficeMax was $1,075.3 million. This includes cash and cash equivalents of $495.1 million, including $128.1 million in foreign cash balances, and borrowing availability of $580.2 million from our credit agreement associated with the Company and certain of our subsidiaries in the U.S., Puerto Rico and Canada. During the first quarter of 2012, we exercised our option to terminate our credit agreement associated with our subsidiaries in Australia and New Zealand effective March 30, 2012. At the end of the fiscal year 2012, the Company was in compliance with all covenants under the one remaining credit agreement. The credit agreement associated with the Company and certain of our subsidiaries in the U.S., Puerto Rico and Canada expires on October 7, 2016. At the end of fiscal year 2012, we had $236.2 million of short-term and long-term recourse debt and $735.0 million of non-recourse timber securitization notes outstanding.

Under certain circumstances there are restrictions on our ability to repatriate certain amounts of foreign cash balances. If the Company chose to repatriate certain unrestricted foreign cash balances, it could result in a repatriation provision of approximately $2.5 million in excess of the amount already accrued and $4.8 million in cash taxes due.

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

Operating Activities

Our operating activities provided cash of $185.2 million in 2012 compared to $53.7 million in 2011. Cash from operations for 2012 was higher than the prior year primarily reflecting favorable working capital changes and higher earnings. Our earnings included two non-cash items related to our gain on extinguishment of non-recourse debt, the pre-tax gain of $670.8 million and the non-cash portion of the related tax expense of $253.8 million, as well as higher non-cash pension expense due to the acceleration of pension expense related to participant distributions, all of which are reported as non-cash adjustments to income in our Consolidated Statements of Cash Flows.

Inventory balances at the end of 2012 were lower than at the end of 2011, primarily due to closed stores in the U.S. Accounts payable was higher at the end of 2012 then at the end of 2011, primarily in the U.S., despite the decreased inventory balances, due to the deferral of certain payments into 2013 resulting from late reconciliation issues at the end of 2012 that have subsequently been resolved. Collections from our domestic receivables were higher during 2012 than during 2011, as there was increased vendor-supported promotional activity at the end of 2011 that was subsequently collected in 2012.

Our operating activities generated cash of $88.1 million in 2010. Cash from operations in 2010 was net of $44.4 million of payments of loans on company-owned life insurance policies (“COLI policies”) as well as $72.4 million of increased working capital primarily from larger holdings of our international inventories and the timing of repayments and obligations.

Cash from operations in 2011 and 2010 included the impact of approximately $55 million and $58 million, respectively, of incentive compensation payments made associated with the achievement of incentive plan performance targets for 2010 and 2009, respectively. The Company accrued a minimal amount of incentive compensation in 2011, as performance targets were generally not achieved. Therefore, 2012 incentive compensation payments were minimal. Incentive compensation expense was higher in 2012 than in 2011, which will result in incentive compensation payments in 2013, although not at the same levels as 2011 and 2010.

Two large transactions significantly affected the balance sheet during 2012. The first was our settlement agreement that legally extinguished our non-recourse debt guaranteed by Lehman, which reduced non-recourse debt and timber notes receivable, along with the use of available minimum tax credits and net operating losses to offset the recognition of the related deferred tax gain, which reduced deferred taxes. The second was the non-cash pension expense, which reduced accumulated other comprehensive loss and increased deferred tax assets.

We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees, primarily in Contract. Pension expense was $3.3 million, $10.9 million and $7.3 million for the years ended December 29, 2012, December 31, 2011 and December 25, 2010, respectively. In 2012, 2011 and 2010, we made cash contributions to our pension plans totaling $21.1 million, $3.3 million and $3.4 million, respectively. The estimated minimum required funding contribution in 2013 is $3.3 million and the expense is projected to be $2.7 million compared to expense of $3.3 million in 2012. In addition, we may elect to make additional voluntary contributions. See “Critical Accounting Estimates” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

During 2012, our pension plans were amended to provide a one-time special election period during which certain former employees, alternate payees, and beneficiaries could elect to have their pension benefits under the Plan paid as an immediate lump sum payment or an immediately commencing annuity. Approximately 9,800 participants were eligible to elect an immediate lump sum payment or annuity. Of those participants eligible, approximately 300 elected an annuity while approximately 5,600 elected an immediate lump sum payment. The associated distributions by the pension plans from plan funds were approximately $150 million, and resulted in a non-cash pre-tax charge by the Company of $56 million to expense the accumulated loss relating to these participants that otherwise would have been amortized over their life expectancies. This action reduced the pension benefit obligation liability by approximately $190 million.

Investing Activities

In 2012, capital spending of $87.2 million consisted of system improvements relating to our growth initiatives, overall software enhancements and infrastructure improvements, as well as spending on new stores in Mexico. In 2011, capital spending of $69.6 million consisted of system improvements, overall software enhancements and infrastructure enhancements, as well as spending on new stores in Mexico. We also invested in leasehold improvements. This spending was partially offset by proceeds from the sale of assets associated with closed facilities. Details of the capital investment by segment are included in the following table:

	Capital Investment
	2012	2011	2010
	(millions)
Contract	$39.3	$26.0	$61.2
Retail	47.3	35.8	32.3
Corporate and Other	0.6	7.8	—

Total	$87.2	$69.6	$93.5

During 2012, we began considering potential options to sell our Croxley-branded wholesale, distribution and manufacturing business in New Zealand (“Croxley”), a wholly-owned subsidiary included in our Contract segment. We are in the process of assessing whether there is market or third-party interest that achieves our value expectations. As such, management is not assured that a sale will occur within twelve months. Croxley’s net book value was approximately $49 million at December 29, 2012.

Financing Activities

Our financing activities used cash of $34.8 million in 2012, $18.0 million in 2011 and $28.5 million in 2010. Dividend payments totaled $5.6 million in 2012, $3.3 million in 2011 and $2.7 million in 2010. We had net debt payments of $32.5 million, $6.1 million and $22.5 million in 2012, 2011 and 2010, respectively.

We suspended our dividend to shareholders of common stock on December 18, 2008. In the third quarter of 2012, we reinstated the payment of quarterly cash dividends on our common stock, given progress in executing our strategic plan to achieve sustainable, profitable growth. The quarterly dividends are expected to be $0.02 per common share, or $0.08 per common share on an annualized basis. During 2012, we paid $3.5 million in common stock dividends.

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

Credit Agreements

On October 7, 2011, we entered into a Second Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with a group of banks. The Credit Agreement amended both our then existing credit agreement to which we were a party along with certain of our subsidiaries in the U.S. and our then existing credit agreement to which our subsidiary in Canada was a party and consolidated them into a single credit agreement. The Credit Agreement permits us to borrow up to a maximum of $650 million, of which $50 million is allocated to our Canadian subsidiary, and $600 million is allocated to the Company and its other participating U.S. subsidiaries, subject to a borrowing base calculation that limits availability to a percentage of eligible trade and credit card receivables plus a percentage of the value of eligible inventory less certain reserves. The Credit Agreement may be increased (up to a maximum of $850 million) at our request and the approval of the lenders participating in the increase, or may be reduced from time to time at our request, in each case according to the terms detailed in the Credit Agreement. Letters of credit, which may be issued under the Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. Stand-by letters of credit issued under the Credit Agreement totaled $41.0 million at the end of fiscal year 2012. At the end of fiscal year 2012, the maximum aggregate borrowing amount available under the Credit Agreement was $621.2 million and availability under the Credit Agreement totaled $580.2 million. At the end of fiscal year 2012, we were in compliance with all covenants under the Credit Agreement. The Credit Agreement expires on October 7, 2016 and allows the payment of dividends, subject to availability restrictions and if no default has occurred.

Borrowings under the Credit Agreement are subject to interest at rates based on either the prime rate, the federal funds rate, LIBOR or the Canadian Dealer Offered Rate. An additional percentage, which varies depending on the level of average borrowing availability, is added to the applicable rates. Fees on letters of credit issued under the Credit Agreement are charged at rates between 1.25% and 2.25% depending on the type of letter of credit (i.e., stand-by or commercial) and the level of average borrowing availability. The Company is also charged an unused line fee of between 0.375% and 0.5% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit. The fees on letters of credit were 1.75% and the unused line fee was 0.5% at December 29, 2012.

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

Timber Notes/Non-Recourse Debt

In October 2004, we sold our timberland assets in exchange for $15 million in cash plus credit-enhanced timber installment notes in the amount of $1,635 million (the “Installment Notes”). The Installment Notes were issued by single-member limited liability companies formed by affiliates of Boise Cascade, L.L.C. (the “Note Issuers”). In order to support the issuance of the Installment Notes, the Note Issuers transferred a total of $1,635 million in cash to Lehman and Wachovia Corporation (“Wachovia”) ($817.5 million to each of Lehman and Wachovia) who issued collateral notes (the “Collateral Notes”) to the Note Issuers and guaranteed the respective Installment Notes. In December 2004, we completed a securitization transaction in which the Company’s interests in the Installment Notes and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries. The subsidiaries pledged the Installment Notes and related guarantees and issued securitized notes (the “Securitization Notes”) in the amount of $1,470 million. Recourse on the Securitization Notes is limited to the proceeds of the applicable pledged Installment Notes and underlying Lehman or Wachovia guaranty. As a result, there is no recourse against OfficeMax, and the Securitization Notes have been reported as non-recourse debt in our Consolidated Balance Sheets.

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

An initial distribution of approximately $50 million was received from Lehman in the second quarter of 2012 by the Note Issuers, pursuant to a stipulation entered into on October 7, 2011 and approved by the bankruptcy court on December 14, 2011. The funds were released to the Securitization Note holders in the third quarter of 2012.

During the third quarter of 2012, we entered into an agreement that extinguished the Securitization Notes guaranteed by Lehman. Upon effectiveness of the agreement, the trustee for the Securitization Note holders released OfficeMax and its affiliates from the non-recourse liabilities following the transfer from OfficeMax to the trustee for the Securitization Note holders of the claims, the Lehman Guaranteed Installment Note and the guaranty. As a result of the extinguishment of this debt, in the third quarter we recognized a non-cash, pre-tax gain of $670.8 million, equal to the difference between the combined amount of the carrying value of the Securitization Notes guaranteed by Lehman ($735.0 million) and the related interest payable ($17.6 million) and the combined amount of the carrying value of the Lehman Guaranteed Installment Note and the initial distribution made by the Lehman estate (together $81.8 million.)

At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability until 2020 ($529 million as of December 29, 2012), the maturity date for the Installment Notes. In the third quarter of 2012, as a result of the agreement transferring our rights to the remaining receivable and the extinguishment of Securitization Notes guaranteed by Lehman, we recognized $269 million of the deferred tax gain in the third quarter of 2012. Due to available alternative minimum tax credits and net operating losses, which offset a significant portion of the taxable income, the Company made a cash tax payment of $15 million in the fourth quarter of 2012. At December 29, 2012, the remaining deferred tax gain of $260 million is related to the Installment Notes guaranteed by Wachovia (the “Wachovia Guaranteed Installment Notes”), and will be recognized upon maturity.

Through December 29, 2012, we have received all payments due under the Wachovia Guaranteed Installment Notes, which have consisted only of interest due on the notes, and have made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Notes are current and we have no reason to believe that we will not be able to collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Notes, the notes are reflected in our Consolidated Balance Sheets at their original principal amount of $817.5 million. Wachovia was acquired by Wells Fargo & Company in a stock transaction in 2008. An additional adverse impact on our financial results presentation could occur if Wells Fargo & Company became unable to perform its obligations under the Wachovia Guaranteed Installment Notes, thereby resulting in a significant impairment impact.

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

Investment in Boise Cascade Holdings, L.L.C.

In connection with the sale of the paper, forest products and timberland assets in 2004, we invested $175 million in affiliates of Boise Cascade, L.L.C. Due to restructurings conducted by those affiliates, our investment is currently in Boise Cascade Holdings, L.L.C., a building products company.

The Boise Investment is accounted for under the cost method, as Boise Cascade Holdings, L.L.C. does not maintain separate ownership accounts for its members’ interests, and we do not have the ability to significantly influence the operating and financial policies of Boise Cascade Holdings, L.L.C.

In exchange for its investment in Boise Cascade Holdings, L.L.C., we received voting securities and non-voting securities. The non-voting securities of Boise Cascade Holdings, L.L.C. accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. These dividends accumulate semiannually to the extent not paid in cash on the last day of June and December. It is our policy to record the income associated with these dividends as a reduction of operating, selling and general and administrative expenses in the Consolidated Statements of Operations. The voting securities do not accrue dividends.

We recognized dividend income from the non-voting securities of $8.5 million in 2012, $7.8 million in 2011 and $7.3 million in 2010 in the Corporate and Other segment. The dividend receivable associated with these dividends was $45.1 million and $38.0 million at December 29, 2012 and December 31, 2011, respectively, and was recorded in the Corporate and Other segment in other non-current assets in the Consolidated Balance Sheets.

During 2012, we received a distribution of $1.7 million from Boise Cascade Holdings, L.L.C., for the income tax liability associated with our share of allocated earnings, the majority of which was used to reduce the accrued dividend balance. No such distributions were received in 2011 or 2010.

A subsidiary of Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C. filed a registration statement with the Securities and Exchange Commission in November 2012 to register stock for an initial public offering (“Boise IPO”). Boise Cascade, L.L.C. announced the commencement of the Boise IPO on January 23, 2013, and the Boise IPO was completed on February 11, 2013.

In February of 2013, we received approximately $129 million in cash proceeds related to the Boise investment. We received approximately $112 million related to the redemption of all of the non-voting equity securities at the original investment amount of $66 million plus the related accrued dividends of approximately $46 million. As a result of the redemption of the non-voting equity securities, the income associated with the dividends on those securities will cease in the first quarter of 2013. We also received a distribution of approximately $17 million related to the voting equity securities.

The Boise Investment represented a continuing involvement in the operations of the business we sold in 2004. Therefore, approximately $180 million of gain realized from the sale was deferred. The redemption of the non-voting equity securities is expected to trigger recognition of a pre-tax operating gain of approximately $68 million representing the portion of the deferred gain attributable to the non-voting equity securities. The remaining $112 million of deferred gain attributable to the voting equity securities will be recognized when the voting-equity securities are sold or redeemed. We do not expect to pay any cash taxes as a result of the redemption of the non-voting equity securities and the distribution on the voting equity securities.

Throughout the year, we review the carrying value of this investment whenever events or circumstances indicate that its fair value may be less than its carrying amount. At year-end, based on information related to the Boise IPO, we estimated the fair value of the Boise investment, and determined that there was no impairment of this investment. We will continue to monitor and assess this investment.

Contractual Obligations

In the following table, we set forth our contractual obligations as of December 29, 2012. Some of the figures included in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties and other factors. Because these estimates and assumptions are necessarily subjective, the amounts we will actually pay in future periods may vary from those reflected in the table.

	Payments Due by Period
	2013	2014-2015	2016-2017	Thereafter	Total
	(millions)
Recourse debt	$10.2	$1.8	$20.4	$204.3	$236.7
Interest payments on recourse debt	14.8	28.7	26.5	99.0	169.0
Non-recourse debt	—	—	—	735.0	735.0
Interest payments on non-recourse debt	39.8	79.7	79.7	79.7	278.9
Operating leases	351.4	542.3	309.2	198.6	1,401.5
Purchase obligations	28.1	10.9	0.7	0.2	39.9
Pension obligations (estimated payments)	3.3	62.4	40.8	52.4	158.9

Total	$447.6	$725.8	$477.3	$1,369.2	$3,019.9

Debt includes amounts owed on our note agreements, revenue bonds and credit agreements assuming the debt is held to maturity. The amounts above include both current and non-current liabilities. Not included in the table above are contingent payments for uncertain tax positions of $6.3 million. These amounts are not included due to our inability to predict the timing of settlement of these amounts. The “Expected Payments” table under the caption “Financial Instruments” in this Management’s Discussion and Analysis of Financial Condition and Results of Operations presents principal cash flows and related weighted average interest rates by expected maturity dates. For more information, see Note 10, “Debt,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in this form 10-K.

There is no recourse against OfficeMax on the Securitization Notes as recourse is limited to proceeds from the pledged Installment Notes receivable and underlying guaranty. The non-recourse debt remains outstanding until it is legally extinguished, which will be when paid in cash or when the Installment Notes and related guaranty is transferred to and accepted by the Securitization Note holders. During 2012, we entered into an agreement that extinguished the Securitization Notes guaranteed by Lehman, and resulted in the transfer from OfficeMax to the trustee for the Securitization Note holders of the Lehman Guaranteed Installment Note. Interest payments on non-recourse debt will be completely offset by interest income received on the Installment Notes.

We enter into operating leases in the normal course of business. We lease our retail store space as well as certain other property and equipment under operating leases. Some of our retail store leases require percentage rentals on sales above specified minimums and contain escalation clauses. The minimum lease payments shown in the table above do not include contingent rental expense. Some lease agreements provide us with the option to renew the lease or purchase the leased property. Our future operating lease obligations would change if we exercised these renewal options and if we entered into additional operating lease agreements. As a result of purchase accounting from the 2003 acquisition of the U.S. retail business, we recorded an asset relating to store leases with terms below market value and a liability for store leases with terms above market value. The asset will be amortized through 2027 ($4 million per year), while the liability was amortized through 2012 ($11 million per year). From the acquisition date through 2012, the net amortization of these items reduced rent expense by approximately $7 million per year. Beginning in 2013, the completed amortization of the liability will result in no further reduction of rent expense, and the amortization of the asset will continue to result in additional rent expense of approximately $4 million per year. The net impact will be an increase in rent expense compared to prior years of approximately $11 million per year. For more information related to our lease obligations, see Note 8, “Leases,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K. Lease obligations for closed facilities are included in operating leases and a liability equal to the fair value of these obligations is included in the Company’s Consolidated Balance Sheets. For more information, see Note 2, “Facility Closure Reserves,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Our Consolidated Balance Sheet as of December 29, 2012 includes $365.6 million of long-term liabilities associated with our retirement and benefit and other compensation plans and $322.2 million of other long-term liabilities. Certain of these amounts have been excluded from the above table as either the amounts are fully or partially funded, or the timing and/or the amount of any cash payment is uncertain. Actuarially-determined liabilities related to pension and postretirement benefits are recorded based on estimates and assumptions. Key factors used in developing estimates of these liabilities include assumptions related to discount rates, rates of return on investments, future compensation costs, healthcare cost trends, benefit payment patterns and other factors. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported. Pension obligations in the table above represent the estimated, minimum contributions required per Internal Revenue Service funding rules.

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of 2012, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $43.7 million. This represents an increase in the estimated purchase price from the prior year which is attributable to higher market multiples for similar companies as of the measurement date and higher earnings for Grupo OfficeMax. As the estimated purchase price was greater than the carrying value of the noncontrolling interest as of the end of the year, the Company recorded an adjustment to state the noncontrolling interest at the estimated purchase price, and, as the estimated purchase price approximates fair value, the offset was recorded to additional paid-in capital.

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

Disclosures of Financial Market Risks

Financial Instruments

Our debt is predominantly fixed-rate. At December 29, 2012, the estimated current fair value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $162 million more than the amount of debt reported in the Consolidated Balance Sheets. As previously discussed, there is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged Installment Notes receivable and underlying guarantees. The debt and receivables related to the timber notes have fixed interest rates and are reflected in the tables below, along with the carrying amounts and estimated fair values.

We were not a party to any material derivative financial instruments in 2012 or 2011.

The following tables provide information about our financial instruments outstanding at December 29, 2012 that are sensitive to changes in interest rates. For debt obligations, the tables present principal cash flows and related weighted average interest rates by expected maturity dates. For obligations with variable interest rates, the table sets forth payout amounts based on rates as of December 29, 2012 and does not attempt to project future rates. The following tables do not include our obligations for pension plans and other post retirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax employees. As our plans were frozen in 2003, our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits. However, the pension plan obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension plan participants’ increased life expectancies. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include OfficeMax common stock, U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and investment advisors and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels.

	Expected Payments
	($ in millions)
	2013	2014	2015	2016	2017	Thereafter	Total
Recourse debt:
Fixed-rate debt payments	$0.4	$0.3	$0.2	$20.3	$0.1	$204.3	$225.6
Weighted average interest rates	6.3%	4.5%	3.5%	7.3%	3.2%	6.3%	6.4%
Variable-rate debt payments	$9.8	$1.3	$—	$—	$—	$—	$11.1
Weighted average interest rates	7.1%	8.1%					7.2%
Non-recourse debt:
Securitization Notes-Wachovia(a)	$—	$—	$—	$—	$—	$735.0	$735.0
Average interest rates						5.4%	5.4%

(a)	There is no recourse against OfficeMax on the Securitization Notes as recourse is limited to proceeds from the pledged Installment Notes receivables and underlying guaranty. The debt remains outstanding until it is legally extinguished, which will be when paid in cash or when the Installment Notes and guaranty are transferred to and accepted by the Securitization Note holders.

	2012		2011
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Financial assets:
Timber notes receivable
Wachovia	$817.5	$986.4	$817.5	$943.7
Lehman	—	—	81.8	81.8
Financial liabilities:
Recourse debt	$236.2	$229.4	$268.2	$240.8
Non-recourse debt
Wachovia	$735.0	$903.9	$735.0	$858.8
Lehman	—	—	735.0	81.8

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

The estimated fair values of our other financial instruments, including cash and cash equivalents and receivables are the same as their carrying values. Concentration of credit risks with respect to trade receivables is limited due to the wide variety of vendors, customers and channels to and through which our products are sourced and sold, as well as their dispersion across many geographic areas. In the fourth quarter of 2011, we became aware of financial difficulties at one of our large Contract customers. We granted the customer extended payment terms and implemented creditor oversight provisions. The receivable from this customer was $30 million at December 29, 2012, and substantially all of that balance has been collected to date. Based on our ongoing sales to this customer, we continue to carry similar receivable balances, which we monitor closely.

Asset Impairments

We are required for accounting purposes to assess the carrying value of other intangible assets annually or whenever circumstances indicate that a decline in value may have occurred. No impairment was recorded related to other intangible assets in 2012, 2011 or 2010.

For other long lived assets, we are also required to assess the carrying value when circumstances indicate that a decline in value may have occurred. Based on the operating performance of certain of our retail stores due to the macroeconomic factors and market specific change in expected demographics, we determined that there were indicators of potential impairment relating to our retail stores in 2012, 2011 and 2010. Therefore, we performed the required impairment tests and recorded non-cash charges of $11.4 million, $11.2 million and $11.0 million, respectively, to impair long-lived assets pertaining to certain retail stores.

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

In 2012, we recorded charges of $41.0 million related to the closing of 29 underperforming domestic stores prior to the end of their lease terms, all of which was associated with the lease liability. During 2011, we recorded charges of $5.6 million related to the closing of six underperforming domestic stores prior to the end of their lease term, of which $5.4 million was related to the lease liability and $0.2 million was related to asset impairments. In 2010, we recorded charges of $13.1 million related to facility closures, of which $11.7 million was related to the lease liability and other costs associated with closing eight domestic stores prior to the end of their lease terms.

At December 29, 2012, the facility closure reserve was $74.6 million, with $21.8 million included in current liabilities and $52.8 million included in long-term liabilities. The vast majority of the reserve represents future lease obligations of $126.8 million, net of anticipated sublease income of approximately $52.2 million. Cash payments relating to the facility closures were $20.7 million in 2012 and $22.3 million in both 2011 and 2010. We anticipate payments in 2013 to be approximately $22 million.

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

Environmental liabilities that relate to the operation of the paper and forest products businesses and timberland assets prior to the closing of the sale of our paper, forest products and timberland assets in 2004 continue to be our liabilities. We have been notified that we are a “potentially responsible party” under the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) or similar federal and state laws, or have received a claim from a private party, with respect to certain sites where hazardous substances or other contaminants are or may be located. These sites relate to operations either no longer owned by the Company or unrelated to its ongoing operations. For sites where a range of potential liability can be determined, we have established appropriate reserves. We cannot predict with certainty the total response and remedial costs, our share of the total costs, the extent to which contributions will be available from other parties, or the amount of time necessary to complete the cleanups. Based on our investigations; our experience with respect to cleanup of hazardous substances; the fact that expenditures will, in many cases, be incurred over extended periods of time; and in some cases the number of solvent potentially responsible parties, we do not believe that the known actual and potential response costs will, in the aggregate, materially affect our financial position, our results of operations or our cash flows.

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

We provide an allowance to cover disputes in the event that our interpretation of the contract terms differ from our vendors’ and our vendors seek to recover some of the consideration from us as well as for uncollectible accounts. These allowances are based on specific information regarding disputes and historical experience as well as the current financial condition of our vendors. If actual recoveries are different than those estimated, adjustments to the recorded allowance may be required.

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

Pensions and Other Postretirement Benefits

The Company sponsors noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees, primarily in Contract. The Company also sponsors various retiree medical benefit plans. At December 29, 2012, the funded status of our defined benefit pension and other postretirement benefit plans was a liability of $325.4 million. Changes in assumptions related to the measurement of funded status could have a material impact on the amount reported. We are required to calculate our pension expense and liabilities using actuarial assumptions, including a discount rate assumption and a long-term asset return assumption. We base our discount rate assumption on the rates of return for a theoretical portfolio of high-grade corporate bonds (rated AA- or better) with cash flows that generally match our expected benefit payments in future years. We base our long-term asset return assumption on the average rate of earnings expected on invested funds. We believe that the accounting estimate related to pensions is a critical accounting estimate because it is highly susceptible to change from period to period, based on the performance of plan assets, actuarial valuations and changes in interest rates, and the effect on our financial position and results of operations could be material.

For 2013, our discount rate assumption used in the measurement of our net periodic benefit cost is 3.88%, and our expected return on plan assets is 7.80%. Using these assumptions, our 2013 pension expense will be approximately $2.7 million. If we were to decrease our estimated discount rate assumption used in the measurement of our net periodic benefit cost to 3.63% and our expected return on plan assets to 7.55%, our 2013 pension expense would be approximately $4.6 million. If we were to increase our discount rate assumption used in the measurement of our net periodic benefit cost to 4.13% and our expected return on plan assets to 8.05%, our 2013 pension expense would be approximately $0.7 million.

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

The Company is subject to tax audits in numerous jurisdictions in the U.S. and around the world. Tax audits by their very nature are often complex and can require several years to complete. In the normal course of business, the Company is subject to challenges from the IRS and other tax authorities regarding amounts of taxes due. These challenges may alter the timing or amount of taxable income or deductions, or the allocation of income among tax jurisdictions. We recognize the benefits of tax positions that are more likely than not of being sustained upon audit based on the technical merits of the tax position in the consolidated financial statements; positions that do not meet this threshold are not recognized. For tax positions that are at least more likely than not of being sustained upon audit, the largest amount of the benefit that is more likely than not of being sustained is recognized in the consolidated financial statements. Years prior to 2006 are no longer subject to U.S. federal income tax examination. During 2012, the Company effectively completed all audit work related to U.S. federal income tax returns for the years 2006 through 2009 and expects final completion to occur in 2013. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2003, and the Company is no longer subject to income tax examinations prior to 2005 for its major foreign jurisdictions.

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

Facility Closure Reserves

The Company conducts regular reviews of its real estate portfolio to identify underperforming facilities, and closes those facilities that are no longer strategically or economically beneficial. A liability for the cost associated with such a closure is recorded at its fair value in the period in which it is incurred, primarily the location’s cease-use date. These costs are included in facility closure reserves and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. At December 29, 2012, the vast majority of the reserve represents future lease obligations of $126.8 million, net of anticipated sublease income of approximately $52.2 million. For each closed location, we estimate future sublease income based on current real estate trends by market and location-specific factors, including the age and quality of the location, as well as our historical experience with similar locations. If we had used different assumptions to estimate future sublease income our reserves would be different and the difference could be material. In addition, if actual sublease income is different than our estimates, adjustments to the recorded reserves may be required.

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

Self-insurance

The Company is self-insured for certain losses related to workers’ compensation and medical claims as well as general and auto liability. The expected ultimate cost for claims incurred is recognized as a liability in the Consolidated Balance Sheets. The expected ultimate cost of claims incurred is estimated based principally on an analysis of historical claims data and estimates of claims incurred but not reported. Losses are accrued on a discounted basis and charged to operations when it is probable that a loss has been incurred and the amount can be reasonably estimated. If actual losses are different than those estimated adjustments to the accrued liabilities may be required.

Indefinite-Lived Intangibles and Other Long-Lived Assets Impairment

GAAP requires us to assess indefinite-lived intangible assets for impairment at least annually in the absence of an indicator of possible impairment and immediately upon an indicator of possible impairment. In assessing impairment, we are required to make estimates of the fair values of the assets. If we determine the fair values are less than the carrying amount recorded on our Consolidated Balance Sheets, we must recognize an impairment loss in our financial statements. We are also required to assess our definite-lived intangibles and long-lived assets for impairment whenever an indicator of possible impairment exists. In assessing impairment, the statement requires us to make estimates of the fair values of the assets. If we determine the fair values are less than the carrying values of the assets, we must recognize an impairment loss in our financial statements.

The measurement of impairment of indefinite life intangibles and other long-lived assets includes estimates and assumptions which are inherently subject to significant uncertainties. In testing for impairment, we measure the estimated fair value of our intangibles and fixed assets based upon discounted future operating cash flows using a discount rate reflecting a market-based, weighted average cost of capital. In estimating future cash flows, we use our internal budgets and operating plans, which include many assumptions about future growth prospects, margin rates and cost factors. Differences in assumptions used in projecting future operating cash flows and in selecting an appropriate discount rate could have a significant impact on the determination of fair value and impairment amounts.

Recently Issued or Newly Adopted Accounting Standards

In July 2012, the FASB issued guidance that permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If, after making the qualitative assessment, an entity determines it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then performing a quantitative impairment test is unnecessary. The guidance was effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. This guidance, which the Company adopted for the third quarter of 2012, did not have any impact on the Company’s results of operations, financial position or cash flows.

In February 2013, the FASB issued guidance which expands disclosure requirements for other comprehensive income. The guidance requires the reporting of the effect of the reclassification of items out of accumulated other comprehensive income (AOCI) on each affected net income line item. The guidance is effective for interim and annual periods beginning on or after December 15, 2012 and is to be applied prospectively. The adoption of this guidance affects the presentation of certain elements of the Company’s financial statements, but these changes in presentation will not have a material impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information concerning quantitative and qualitative disclosures about market risk is included under the caption “Disclosures of Financial Market Risks” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K and is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

	Fiscal year ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(thousands, except per-share amounts)
Sales	$6,920,384	$7,121,167	$7,150,007
Cost of goods sold and occupancy costs	5,135,927	5,311,987	5,300,355

Gross profit	1,784,457	1,809,180	1,849,652
Operating expenses
Operating, selling, and general and administrative expenses	1,645,245	1,690,967	1,689,130
Asset impairments	11,376	11,197	10,979
Other operating expenses, net	103,558	20,530	3,077

Operating income	24,278	86,486	146,466
Interest expense	(69,765)	(73,136)	(73,333)
Interest income	43,772	44,000	42,635
Gain on extinguishment of non-recourse debt	670,766	—	—
Other income (expense), net	489	287	(32)

Pre-tax income	669,540	57,637	115,736
Income tax expense	(248,722)	(19,517)	(41,872)

Net income attributable to OfficeMax and noncontrolling interest	420,818	38,120	73,864
Joint venture results attributable to noncontrolling interest	(4,028)	(3,226)	(2,709)

Net income attributable to OfficeMax	$416,790	$34,894	$71,155
Preferred dividends	(2,096)	(2,123)	(2,527)

Net income available to OfficeMax common shareholders	$414,694	$32,771	$68,628

Net income per common share
Basic	$4.79	$0.38	$0.81
Diluted	$4.74	$0.38	$0.79

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

	Fiscal year ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(thousands)
Net income attributable to OfficeMax and noncontrolling interest	$420,818	$38,120	$73,864
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	17,587	(8,949)	22,076
Pension and postretirement liability adjustment, net of tax	37,127	(88,754)	16,356
Unrealized hedge gain (loss), net of tax	(157)	1,041	(884)

Other comprehensive income (loss)	54,557	(96,662)	37,548

Comprehensive income (loss) attributable to OfficeMax and noncontrolling interest	$475,375	$(58,542)	$111,412

Less:
Joint venture results attributable to noncontrolling interest	$4,028	$3,226	$2,709
Cumulative foreign currency translation adjustment attributable to noncontrolling interest	2,417	(2,754)	786

Joint venture comprehensive income attributable to noncontrolling interest	$6,445	$472	$3,495

Comprehensive income (loss) attributable to OfficeMax	$468,930	$(59,014)	$107,917

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

	December 29, 2012	December 31, 2011
	(thousands, except share and per-share amounts)
ASSETS

Current assets:
Cash and cash equivalents	$495,056	$427,111
Receivables, net	528,279	558,635
Inventories	812,454	821,999
Deferred income taxes and receivables	68,568	63,382
Other current assets	79,527	67,847

Total current assets	1,983,884	1,938,974
Property and equipment:
Land and land improvements	40,404	40,245
Buildings and improvements	501,055	484,900
Machinery and equipment	797,378	783,492

Total property and equipment	1,338,837	1,308,637
Accumulated depreciation	(986,611)	(943,701)

Net property and equipment	352,226	364,936
Intangible assets, net	80,765	81,520
Investment in Boise Cascade Holdings, L.L.C.	175,000	175,000
Timber notes receivable	817,500	899,250
Deferred income taxes	108,759	370,439
Other non-current assets	266,181	239,156

Total assets	$3,784,315	$4,069,275

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	December 29, 2012	December 31, 2011
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$699,636	$654,918
Income tax payable	4,222	9,553
Accrued expenses and other current liabilities:
Compensation and benefits	122,662	101,516
Other	219,889	208,447
Current portion of debt	10,232	38,867

Total current liabilities	1,056,641	1,013,301
Long-term debt, less current portion	225,962	229,323
Non-recourse debt	735,000	1,470,000
Other long-term items:
Compensation and benefits obligations	365,568	393,293
Deferred gain on sale of assets	179,757	179,757
Other long-term liabilities	142,397	182,685
Noncontrolling interest in joint venture	44,617	31,923
Shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 608,693 and 638,353 shares outstanding	27,391	28,726
Common stock—$2.50 par value; 200,000,000 shares authorized; 86,883,521 and 86,158,662 shares outstanding	217,209	215,397
Additional paid-in capital	1,018,667	1,015,374
Accumulated deficit	(91,373)	(500,843)
Accumulated other comprehensive loss	(137,521)	(189,661)

Total OfficeMax shareholders’ equity	1,034,373	568,993

Total liabilities and shareholders’ equity	$3,784,315	$4,069,275

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal year ended
	December 29, 2012	December 31, 2011	December 25, 2010
	(thousands)
Cash provided by operations:
Net income attributable to OfficeMax and noncontrolling interest	$420,818	$38,120	$73,864
Non-cash items in net income:
Dividend income from investment in Boise Cascade Holdings, L.L.C.	(8,455)	(7,846)	(7,254)
Depreciation and amortization	74,124	84,218	100,936
Non-cash gain on extinguishment of non-recourse debt	(670,766)	—	—
Non-cash impairment charges	11,376	11,197	10,979
Pension and other postretirement benefits expense	57,076	8,328	4,965
Deferred income tax expense	227,111	7,419	26,123
Other	56,312	19,296	2,530
Changes in operating assets and liabilities:
Receivables	37,368	(14,674)	6,678
Inventories	20,508	17,269	(27,606)
Accounts payable and accrued liabilities	59,956	(54,873)	(51,515)
Current and deferred income taxes	(13,756)	(1,425)	20,775
Payments of loans on company-owned life insurance policies	—	—	(44,442)
Other	(86,471)	(53,350)	(27,896)

Cash provided by operations	185,201	53,679	88,137

Cash used for investment:
Expenditures for property and equipment	(87,178)	(69,632)	(93,511)
Proceeds from sales of assets, net	1,934	259	6,173

Cash used for investment	(85,244)	(69,373)	(87,338)

Cash used for financing:
Cash dividends paid:
Common stock	(3,470)	—	—
Preferred stock	(2,096)	(3,286)	(2,698)

	(5,566)	(3,286)	(2,698)
Borrowings (payments) of short-term debt, net	5,969	20	(654)
Payments of long-term debt	(38,517)	(6,136)	(21,858)
Purchase of preferred stock	(1,046)	(2,125)	(5,233)
Proceeds from exercise of stock options	1,029	1,949	1,961
Payments related to other share-based compensation	(1,370)	(4,854)	—
Other	4,665	(3,520)	13

Cash used for financing	(34,836)	(17,952)	(28,469)

Effect of exchange rates on cash and cash equivalents	2,824	(1,569)	3,426
Increase (decrease) in cash and cash equivalents	67,945	(35,215)	(24,244)

Balance at beginning of the year	427,111	462,326	486,570

Balance at end of the year	$495,056	$427,111	$462,326

See accompanying notes to consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Equity

		For the fiscal years ended December 29, 2012, December 31, 2011 and December 25, 2010
Common Shares Outstanding		Preferred Stock	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total OfficeMax Share- holders’ Equity	Non- controlling Interest
		(thousands, except share amounts)
84,624,726	Balance at December 26, 2009	$36,479	$211,562	$989,912	$(602,242)	$(132,515)	$503,196	$28,059

	Comprehensive income:
	Net income	—	—	—	71,155	—	71,155	2,709
	Cumulative foreign currency translation adjustment					21,290	21,290	786
	Pension and postretirement liability adjustment, net of tax					16,356	16,356	—
	Unrealized hedge loss, net of tax					(884)	(884)	—
	Preferred stock dividend declared	—	—	—	(2,527)		(2,527)	—
950	Restricted stock unit activity	—	—	7,972	—	—	7,972	—
	Non-controlling interest fair value adjustment	—	—	(17,763)	—	—	(17,763)	17,763
408,519	Stock options exercised	—	1,021	940	—	—	1,961	—
23,515	Other	(5,578)	61	5,518	8	—	9	(71)

85,057,710	Balance at December 25, 2010	$30,901	$212,644	$986,579	$(533,606)	$(95,753)	$600,765	$49,246

	Comprehensive income:
	Net income	—	—	—	34,894	—	34,894	3,226
	Cumulative foreign currency translation adjustment					(6,195)	(6,195)	(2,754)
	Pension and postretirement liability adjustment, net of tax					(88,754)	(88,754)	—
	Unrealized hedge loss, net of tax					1,041	1,041	—
	Preferred stock dividend declared	—	—	—	(2,123)	—	(2,123)	—
685,373	Restricted stock unit activity	—	1,711	3,908	—	—	5,619	—
	Non-controlling interest fair value adjustment	—	—	17,763	—	—	17,763	(17,763)
405,988	Stock options exercised	—	1,015	934	—	—	1,949	—
9,591	Other	(2,175)	27	6,190	(8)	—	4,034	(32)

86,158,662	Balance at December 31, 2011	$28,726	$215,397	$1,015,374	$(500,843)	$(189,661)	$568,993	$31,923

	Comprehensive income:
	Net income	—	—	—	416,790	—	416,790	4,028
	Cumulative foreign currency translation adjustment					15,170	15,170	2,417
	Pension and postretirement liability adjustment, net of tax					37,127	37,127	—
	Unrealized hedge loss, net of tax					(157)	(157)	—
	Cash dividend declared:
	Common stock	—	—	—	(5,217)	—	(5,217)	—
	Preferred stock	—	—	—	(2,096)	—	(2,096)	—
452,854	Restricted stock unit activity	—	1,132	1,056	—	—	2,188	—
	Non-controlling interest fair value adjustment	—	—	(6,253)	—	—	(6,253)	6,253
212,441	Stock options exercised	—	531	498	—	—	1,029	—
59,564	Other	(1,335)	149	7,992	(7)	—	6,799	(4)

86,883,521	Balance at December 29, 2012	$27,391	$217,209	$1,018,667	$(91,373)	$(137,521)	$1,034,373	$44,617

See accompanying notes to consolidated financial statements

Notes to Consolidated Financial Statements

1.	Summary of Significant Accounting Policies

Nature of Operations

OfficeMax Incorporated (“OfficeMax,” the “Company”, “we” or “our”) is a leader in both business-to-business and retail office products distribution. The Company provides office supplies and paper, print and document services, technology products, solutions and office furniture and facilities products to large, medium and small businesses, government offices and consumers. OfficeMax customers are served by approximately 29,000 associates through direct sales, catalogs, the Internet and a network of retail stores located throughout the United States, Canada, Australia, New Zealand and Mexico. The Company’s common stock is traded on the New York Stock Exchange under the ticker symbol OMX. The Company’s corporate headquarters is located in Naperville, Illinois, and the OfficeMax website address is www.officemax.com.

The Company manages its business using three reportable segments: OfficeMax, Contract (“Contract segment” or “Contract”); OfficeMax, Retail (“Retail segment” or “Retail”); and Corporate and Other. The Contract segment markets and sells office supplies and paper, technology products and solutions, office furniture, print and document services and facilities products directly to large corporate and government offices, as well as to small and medium-sized offices through field salespeople, outbound telesales, catalogs, the Internet and, primarily in foreign markets, through office products stores. The Retail segment markets and sells office supplies and paper, print and document services, technology products and solutions and office furniture to small and medium-sized businesses and consumers through a network of retail stores. Management reviews the performance of the Company based on these segments. We present information pertaining to our segments in Note 14, “Segment Information”.

Consolidation

The consolidated financial statements include the accounts of OfficeMax and all majority owned subsidiaries, except our 88%-owned subsidiary that formerly owned assets in Cuba that were confiscated by the Cuban government in the 1960’s, which is accounted for as an investment due to various asset restrictions. We also consolidate the variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Fiscal Year

The Company’s fiscal year-end is the last Saturday in December. Fiscal year 2012 ended on December 29, 2012, fiscal year 2011 ended on December 31, 2011, and fiscal year 2010 ended on December 25, 2010. Due primarily to statutory requirements, the Company’s international businesses maintain calendar years with December 31 year-ends, with the exception of, Grupo OfficeMax S. de R.L. de C.V. (“Grupo OfficeMax”), our majority-owned joint-venture in Mexico, for which the fiscal year-end is the last Saturday in December beginning with the 2012 fiscal year. Grupo OfficeMax reported one month in arrears in 2011 and 2010. This practice was discontinued in 2012, resulting in fiscal year 2012 including 13 months for Grupo OfficeMax. This change in accounting policy did not have a material impact on the Company’s financial statements, and, therefore, prior year’s amounts have not been restated. Due to the use of a fiscal year that does not agree to a calendar month end, fiscal year 2011 included 53 weeks for our U.S. businesses. Fiscal years 2012 and 2010 included 52 weeks for our U.S. businesses.

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

Cost of goods sold and occupancy costs

Cost of goods sold and occupancy costs include inventory costs, net of estimable vendor allowances and rebates, cash discounts on purchased inventory, freight costs to bring merchandise to our stores and warehouses, delivery costs to bring merchandise to our customers, provisions for inventory value and physical adjustments, as well as occupancy costs, including depreciation or facility rent of inventory-holding and selling locations and related utilities, real estate taxes and building repairs and maintenance expense. Freight and delivery costs include all costs, including payroll, associated with our Retail (PowerMax) distribution centers and all private fleet and third party transportation services, including Company delivery personnel.

Operating, selling and general and administrative expenses

Operating, selling and general and administrative expenses include employee payroll, payroll taxes and benefits and other expenses related to selling activities, distribution center activities in our Contract segment such as picking/packing and shipping/receiving, as well as management and staff functions, such as information technology, human resources, finance, legal, merchandising and product development functions. Expenses related to selling activities include costs associated with store personnel, advertising, sales force personnel and other selling activities. Operating, selling and general and administrative expenses also include expenses and income related to our frozen pension plans and other legacy operating activities, such as dividends related to our investment in Boise Cascade Holdings, L.L.C.

Cash and Cash Equivalents

Cash equivalents include short-term debt instruments that have an original maturity of three months or less at the date of purchase. The Company’s banking arrangements allow the Company to fund outstanding checks when presented to the financial institution for payment. This cash management practice frequently results in a net cash overdraft position for accounting purposes, which occurs when total issued checks exceed available cash balances at a single financial institution. The Company records its outstanding checks and bank overdrafts in accounts payable in the Consolidated Balance Sheets. The impact of outstanding checks and bank overdrafts are reported in cash provided by operations and cash used for financing, respectively, in the Consolidated Statements of Cash Flows.

Accounts Receivable

Accounts receivable relate primarily to amounts owed by customers for trade sales of products and services and amounts due from vendors under volume purchase rebate, cooperative advertising and various other marketing programs. An allowance for doubtful accounts is recorded to provide for estimated losses resulting from uncollectible accounts, and is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Management believes that the Company’s exposure to credit risk associated with accounts receivable is limited due to the size and diversity of its customer and vendor base, which extends across many different industries and geographic regions. In the fourth quarter of 2011, we became aware of financial difficulties at one of our large Contract customers. We granted the customer extended payment terms and implemented creditor oversight provisions. The receivable from this customer was $30 million at December 29, 2012, and the customer is paying according to the agreed upon terms. Substantially all of this balance has been collected to date. Based on our ongoing sales to this customer, we continue to carry similar receivable balances, which we monitor closely.

At December 29, 2012 and December 31, 2011, the Company had allowances for doubtful accounts of $4.3 million and $3.9 million, respectively.

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

Property and Equipment

Property and equipment are recorded at cost. The Company calculates depreciation using the straight-line method over the estimated useful lives of the assets or the terms of the related leases. The estimated useful lives of depreciable assets are generally as follows: building and improvements, three to 40 years; machinery and equipment, which also include delivery trucks, furniture and office and computer equipment, three to 15 years. Leasehold improvements are reported as building and improvements and are typically amortized over the lesser of the term of the lease or the estimated lives of the improvements, which generally range from two to 20 years.

Long-Lived Assets Impairment

Long-lived assets, such as property, leasehold improvements, equipment and capitalized software costs, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset, which is estimated based on discounted cash flows. In 2012, 2011 and 2010 the Company determined that there were indicators of impairment, completed tests for impairment and recorded impairment of assets of individual retail stores, which consist primarily of leasehold improvements and fixtures. See Note 5, “Intangible Assets and Other Long-lived Assets,” for further discussion regarding impairment of long-lived assets.

Intangible Assets Impairment

Intangible assets represent the values assigned to trade names, customer lists and relationships and exclusive distribution rights of businesses acquired. Intangible assets with definite lives, which would include our customer lists and relationships and exclusive distribution rights of businesses acquired, are amortized over those lives and are reviewed for impairment in the same manner as long-lived assets discussed above. Intangible assets with indefinite lives, which would include our trade name assets, are not amortized but are tested for impairment at least annually, or more frequently if events and circumstances indicate that the asset might be impaired. Beginning in 2012, we may make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If, after making the qualitative assessment, we determine it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then performing a quantitative impairment test is unnecessary. If a quantitative impairment test is performed, the asset’s fair value is estimated and compared to its carrying value. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. At the end of 2012, 2011 2010, we performed quantitative impairment tests of our trade name assets and no impairment was recorded as a result.

Investment in Boise Cascade Holdings, L.L.C.

Investments in other companies are accounted for under the cost method, if the Company does not exercise significant influence over the other company. At December 29, 2012 and December 31, 2011, the Company held an investment in Boise Cascade Holdings, L.L.C. (the “Boise Investment”) which is accounted for under the cost method. In exchange for its investment in Boise Cascade Holdings, L.L.C., the Company received voting securities and non-voting securities. The non-voting securities of Boise Cascade Holdings, L.L.C. accrue dividends. It is the Company’s policy to record the income associated with the dividends on the non-voting securities as a reduction of operating, selling and general and administrative expenses in the Consolidated Statements of Operations. The voting securities do not accrue dividends. See Note 9, “Investment in Boise Cascade Holdings, L.L.C.,” for additional information related to the Company’s investments in affiliates.

Capitalized Software Costs

The Company capitalizes certain costs related to the acquisition and development of internal use software that is expected to benefit future periods. These costs are amortized using the straight-line method over the expected life of the software, which is typically three to seven years. Other non-current assets in the Consolidated Balance Sheets include unamortized capitalized software costs of $48.0 million and $32.5 million at December 29, 2012 and December 31, 2011, respectively. Amortization of capitalized software costs totaled $10.3 million, $10.5 million and $17.5 million in 2012, 2011 and 2010, respectively. Software development costs that do not meet the criteria for capitalization are expensed as incurred.

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

The Company measures changes in the funded status of its plans using actuarial models. Since the majority of participants in the plans are inactive, the actuarial models use an attribution approach that generally spreads recognition of the effects of individual events over the life expectancies of the participants. Net pension and postretirement benefit income or expense is also determined using assumptions which include discount rates and expected long-term rates of return on plan assets. The Company bases the discount rate assumption on the rates of return for a theoretical portfolio of high-grade corporate bonds (rated AA- or better) with cash flows that generally match our expected benefit payments in future years. The long-term asset return assumption is based on the average rate of earnings expected on invested funds, and considers several factors including the asset allocation, actual historical rates of return, expected rates of return and external data.

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

Advertising Costs

Advertising costs are either expensed the first time the advertising takes place or, in the case of direct-response advertising, capitalized and charged to expense in the periods in which the related sales occur. Advertising expense was $211.6 million in 2012, $225.3 million in 2011 and $228.3 million in 2010, and is recorded in operating, selling and general and administrative expenses in the Consolidated Statements of Operations.

Pre-Opening Expenses

The Company incurs certain non-capital expenses prior to the opening of a store. These pre-opening expenses consist primarily of straight-line rent from the date of possession, store payroll and supplies, and are expensed as incurred and reflected in operating, selling and general and administrative expenses. The Company recorded approximately $1.1 million and $1.0 million in pre-opening costs in 2012 and 2011, respectively. No pre-opening costs were recorded in 2010.

Leasing Arrangements

The Company conducts a substantial portion of its business in leased properties. Some of the Company’s leases contain escalation clauses and renewal options. The Company recognizes rental expense for leases that contain predetermined fixed escalation clauses on a straight-line basis over the expected term of the lease. The difference between the amounts charged to expense and the contractual minimum lease payment is recorded in other long-term liabilities in the Consolidated Balance Sheets. At December 29, 2012 and December 31, 2011, other long-term liabilities included approximately $47.2 million and $52.3 million, respectively, related to these future escalation clauses.

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

Derivative Instruments and Hedging Activities

The Company records all derivative instruments on the balance sheet at fair value. Changes in the fair value of derivative instruments are recorded in current earnings or deferred in accumulated other comprehensive loss, depending on whether a derivative is designated as, and is effective as, a hedge and on the type of hedging transaction. Changes in fair value of derivatives that are designated as cash flow hedges are deferred in accumulated other comprehensive income loss until the underlying hedged transactions are recognized in earnings, at which time any deferred hedging gains or losses are also recorded in earnings. If a derivative instrument is designated as a fair value hedge, changes in the fair value of the instrument are reported in current earnings and offset the change in fair value of the hedged assets, liabilities or firm commitments. The Company has no material outstanding derivative instruments at December 29, 2012 and did not have any material hedge transactions in 2012, 2011 or 2010.

Recently Issued or Newly Adopted Accounting Standards

In July 2012, the FASB issued guidance that permits an entity to make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If, after making the qualitative assessment, an entity determines it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then performing a quantitative impairment test is unnecessary. This guidance, which was adopted for the third quarter of 2012, did not have any impact on the Company’s results of operations, financial position, or cash flows.

In February 2013, the FASB issued guidance which expands disclosure requirements for other comprehensive income. The guidance requires the reporting of the effect of the reclassification of items out of accumulated other comprehensive income (AOCI) on each affected net income line item. The guidance is effective for interim and annual periods beginning on or after December 15, 2012 and is to be applied prospectively. The adoption of this guidance affects the presentation of certain elements of the Company’s financial statements, but these changes in presentation will not have a material impact on our financial statements.

2.	Facility Closure Reserves

We conduct regular reviews of our real estate portfolio to identify underperforming facilities, and close those facilities that are no longer strategically or economically beneficial. We record a liability for the cost associated with a facility closure at its estimated fair value in the period in which the liability is incurred, primarily the location’s cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. These facility closure charges are included in other operating expenses, net in the Consolidated Statements of Operations. Accretion expense is recognized over the life of the required payments and is included in operating, selling, and general and administrative expenses in the Consolidated Statements of Operations.

During 2012, we recorded facility closure charges of $41.0 million in our Retail segment related to closing 29 underperforming domestic stores prior to the end of their lease terms, all of which was related to the lease liability.

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

Facility closure reserve account activity during 2012, 2011 and 2010 was as follows:

Total
(thousands)
Balance at December 26, 2009	$61,572
Charges related to stores closed in 2010	13,069
Transfer of deferred rent balance	5,985
Changes to estimated costs included in income	(1,358)
Cash payments	(22,260)
Accretion	4,665

Balance at December 25, 2010	$61,673
Charges related to stores closed in 2011	5,406
Transfer of deferred rent and other balances	928
Changes to estimated costs included in income	262
Cash payments	(22,311)
Accretion	3,117

Balance at December 31, 2011	$49,075
Charges related to stores closed in 2012	41,042
Transfer of deferred rent and other balances	1,976
Cash payments	(20,740)
Accretion	3,290

Balance at December 29, 2012	$74,643

Reserve balances were classified in the Consolidated Balance Sheets as follows:

	December 29, 2012	December 31, 2011
	(thousands)
Accrued expenses and other current liabilities - Other	$21,794	$10,635
Other long-term liabilities	52,849	38,440

Total	$74,643	$49,075

The facilities closure reserve consisted of the following:

December 29, 2012
(thousands)
Estimated future lease obligations	$126,842
Less: anticipated sublease income	(52,199)

Total	$74,643

In addition, we were the lessee of a legacy building materials manufacturing facility near Elma, Washington until the end of 2010. During 2006, we ceased operations at the facility, fully impaired the assets and recorded a reserve for the related lease payments and other contract termination and closure costs. This reserve balance was not included in the facilities closure reserve described above. During 2010, we sold the facility’s equipment and terminated the lease and recorded income of approximately $9.4 million to adjust the associated reserve. This income is reported in other operating expenses, net in our Consolidated Statements of Operations.

3.	Severance and Other Charges

Over the past few years, we have incurred significant charges related to Company personnel restructuring and reorganizations. These charges were included in other operating expenses, net in the Consolidated Statements of Operations.

We recorded $6.2 million and $14.9 million of severance charges, related primarily to reorganizations in the sales and supply chain operations in the U.S., Canada and Australia/New Zealand contract operations in 2012 and 2011, respectively. As of December 29, 2012, $6.0 million of the severance charges remain unpaid and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

During the third quarter of 2012, we entered into an agreement that extinguished the Securitization Notes guaranteed by Lehman. Upon effectiveness of the agreement, the trustee for the Securitization Note holders released OfficeMax and its affiliates from the non-recourse liabilities following the transfer from OfficeMax to the trustee for the Securitization Note holders of the claims, the Lehman Guaranteed Installment Note and the guaranty. As a result of the extinguishment of this debt, we recognized a non-cash, pre-tax gain of $670.8 million, equal to the difference between the combined amount of the carrying value of the Securitization Notes guaranteed by Lehman ($735.0 million) and the related interest payable ($17.6 million) and the combined amount of the carrying value of the Lehman Guaranteed Installment Note and the initial distribution made by the Lehman estate (together $81.8 million.)

At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability until 2020 ($529 million as of December 31, 2011), the maturity date for the Installment Notes. In the third quarter of 2012 as a result of the agreement transferring our rights to the remaining receivable and the extinguishment of Securitization Notes guaranteed by Lehman, $269 million of the deferred tax gain was recognized. Due to available alternative minimum tax credits and net operating losses, which will offset a significant portion of the taxable income, the Company made a cash tax payment of $15 million in the fourth quarter of 2012. At December 29, 2012, the remaining deferred tax gain of $260 million is related to the Installment Notes guaranteed by Wachovia (the “Wachovia Guaranteed Installment Notes”), and will be recognized upon maturity.

Through December 29, 2012, we have received all payments due under the Wachovia Guaranteed Installment Notes, which have consisted only of interest due on the notes, and have made all payments due on the related Securitization Notes guaranteed by Wachovia, again consisting only of interest due. As all amounts due on the Wachovia Guaranteed Installment Notes are current and we have no reason to believe that we will not be able to collect all amounts due according to the contractual terms of the Wachovia Guaranteed Installment Notes, the notes are reflected in our Consolidated Balance Sheets at their original principal amount of $817.5 million. The Wachovia Guaranteed Installment Notes and related Securitization Notes are scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Wachovia Guaranteed Installment Notes.

5.	Intangible Assets and Other Long-lived Assets

Intangible Assets

Intangible assets represent the values assigned to trade names, customer lists and relationships, noncompete agreements and exclusive distribution rights of businesses acquired. The trade name assets have an indefinite life and are not amortized. Customer lists and relationships are amortized over three to 20 years and exclusive distribution rights over ten years. Intangible assets consisted of the following at year-end:

	2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$66,000	$—	$66,000
Customer lists/relationships and exclusive distribution rights	34,698	(19,933)	14,765

Total	$100,698	$(19,933)	$80,765

	2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(thousands)
Trade names	$66,000	$—	$66,000
Customer lists/relationships and exclusive distribution rights	34,963	(19,443)	15,520

Total	$100,963	$(19,443)	$81,520

Intangible asset amortization expense totaled $1.7 million, $1.7 million and $2.0 million in 2012, 2011 and 2010 respectively. The estimated amortization expense is approximately $1.4 to $1.7 million in each of the next five years.

The changes in the intangible carrying amounts were as follows:

	Trade names	Customer lists/relationships and exclusive distribution rights	Total
	(thousands)
Net carrying amount, December 26, 2009	$66,000	$17,806	$83,806
Amortization	—	(1,955)	(1,955)
Effect of foreign currency translation	—	1,380	1,380

Net carrying amount, December 25, 2010	$66,000	$17,231	$83,231
Amortization	—	(1,686)	(1,686)
Effect of foreign currency translation	—	(25)	(25)

Net carrying amount, December 31, 2011	$66,000	$15,520	$81,520
Amortization	—	(1,665)	(1,665)
Effect of foreign currency translation	—	910	910

Net carrying amount, December 29, 2012	$66,000	$14,765	$80,765

Our trade name assets are intangible assets with indefinite lives. They are not amortized, but are tested for impairment at least annually or more frequently if events and circumstances indicate that the asset might be impaired. Beginning in 2012, we may make a qualitative assessment to determine whether it is more likely than not that an indefinite-lived intangible asset, other than goodwill, is impaired. If, after making the qualitative assessment, we determine it is not more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then performing a quantitative impairment test is unnecessary. If a quantitative impairment test is performed, the asset’s fair value is estimated and compared to its carrying value. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. At the end of 2012, 2011 2010, we performed quantitative impairment tests of our trade name assets and no impairment was recorded as a result.

Other Long-Lived Assets

We are also required to test our long-lived assets for impairment whenever an indicator of potential impairment exists. In 2012, 2011 and 2010, we noted the existence of indicators of potential impairment for the assets of individual retail stores (“store assets” or “stores”), which consist primarily of leasehold improvements and fixtures, and performed impairment testing for these assets. We performed the first step of impairment testing for other long-lived assets on the store assets and determined that for some stores the estimated future undiscounted cash flows derived from the assets was less than those assets’ carrying amounts and therefore impairment existed for those store assets. We then performed the second step of impairment testing, which was to calculate the amount of the impairment loss. The loss was measured as the excess of the carrying value over the fair value of the assets, with the fair value determined based on estimated future discounted cash flows. As a result of these tests, we impaired $11.4 million, $11.2 million and $11.0 million of store assets in 2012, 2011 and 2010, respectively.

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

Basic Net Income per Common Share

	2012	2011	2010
	(thousands, except per-share amounts)
Net income available to OfficeMax common shareholders	$414,694	$32,771	$68,628
Average shares—basic	86,594	85,881	84,908

Net income available to OfficeMax common shareholders per common share:
Basic	$4.79	$0.38	$0.81

Diluted Net Income per Common Share

	2012	2011	2010
	(thousands, except per-share amounts)
Net income available to OfficeMax common shareholders	$414,694	$32,771	$68,628
Preferred dividends (a)	2,096	—	—

Diluted net income attributable to OfficeMax	416,790	32,771	68,628
Average shares—basic	86,594	85,881	84,908
Restricted stock, stock options, preferred share conversion and other(a)(b)	1,345	1,116	1,604

Average shares—diluted	87,939	86,997	86,512
Diluted net income attributable to OfficeMax per common share:
Diluted	$4.74	$0.38	$0.79

(a)	The assumed conversion of outstanding preferred stock was anti-dilutive in 2010 and 2011, and therefore no adjustment was required to determine diluted income from continuing operations or average shares-diluted.
(b)	Options to purchase 3.8 million, 3.7 million and 1.7 million shares of common stock were outstanding during 2012, 2011 and 2010, respectively, but were not included in the computation of diluted income per common share because the impact would have been anti-dilutive as the option price was higher than the average market price during the year.

7.	Income Taxes

The income tax expense attributable to income from continuing operations as shown in the Consolidated Statements of Operations includes the following components:

	2012	2011	2010
	(thousands)
Current income tax (expense) benefit:
Federal	$(3,806)	$(128)	$9,507
State	(8,075)	(1,593)	(2,735)
Foreign	(9,730)	(10,377)	(22,521)

Total	$(21,611)	$(12,098)	$(15,749)
Deferred income tax (expense) benefit:
Federal	$(212,221)	$(5,342)	$(24,628)
State	(9,288)	(4,056)	(2,552)
Foreign	(5,602)	1,979	1,057

Total	$(227,111)	$(7,419)	$(26,123)

Total income tax expense	$(248,722)	$(19,517)	$(41,872)

During 2012, 2011 and 2010, cash payments or cash refunds received, net, for income taxes were as follows:

	2012	2011	2010
	(thousands)
Cash tax payments (refunds), net	$35,367	$13,524	$(5,026)

The income tax expense attributable to income from continuing operations for the years ended December 29, 2012, December 31, 2011 and December 25, 2010 differed from the amounts computed by applying the statutory U.S. federal income tax rate of 35% to pre-tax income from continuing operations as a result of the following:

	2012	2011	2010
	(thousands)
Income tax expense at statutory rate	$(234,339)	$(20,173)	$(40,507)
State taxes expense, net of federal effect	(22,434)	(723)	(2,346)
Foreign tax provision differential	6,222	4,354	338
Effect on deferreds due to tax restructuring	—	5,960	—
Net operating loss valuation allowance and credits	(5,121)	(10,818)	(590)
Change in tax contingency liability	(4,336)	(695)	(308)
Tax effect of foreign earnings, net	6,728	(2,517)	(2,291)
Employee stock ownership plan dividend deduction	733	743	885
Other permanent items, net	3,825	4,352	2,947

Total income tax expense	$(248,722)	$(19,517)	$(41,872)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at year-end are presented in the following table:

	2012	2011
	(thousands)
Impairment of note receivable	$—	$278,269
Minimum tax and other credits carryover	121,434	228,224
Net operating loss carryovers	31,798	151,787
Deferred gain on Boise Investment	68,936	68,936
Compensation obligations	177,784	172,403
Operating reserves and accrued expenses	50,239	55,679
Investments and deferred charges	5,901	3,441
Property and equipment	—	1,558
Allowances for receivables	12,358	12,306
Inventory	6,258	4,216
Tax goodwill	1,319	2,907
Other	—	6,891

Total deferred tax assets	$476,027	$986,617
Valuation allowance on NOLs and credits	$(30,665)	$(25,543)

Total deferred tax assets after valuation allowance	$445,362	$961,074
Timberland installment gain related to Wachovia Guaranteed Installment Note	$(260,040)	$(260,040)
Timberland installment gain related to Lehman Guaranteed Installment Note	—	(269,284)
Property and equipment	(3,290)	—
Undistributed earnings	(6,238)	(5,823)
Other	(3,157)	—

Total deferred tax liabilities	$(272,725)	$(535,147)

Total net deferred tax assets	$172,637	$425,927

Deferred tax assets and liabilities are reported in our Consolidated Balance Sheets as follows:

	2012	2011
	(thousands)
Current deferred income tax assets	$63,878	$55,488
Long-term deferred income tax assets	108,759	370,439

Total net deferred tax assets	$172,637	$425,927

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

The Company has a deferred tax asset related to alternative minimum tax credit carryforwards of approximately $100 million, which are available to reduce future regular federal income taxes, if any, over an indefinite period. The Company also has deferred tax assets related to various state net operating losses of approximately $15.0 million, net of the valuation allowance, that expire between 2013 and 2029.

The Company has established a valuation allowance related to net operating loss carryforwards and other credit carryforwards in jurisdictions where the Company has substantially reduced operations because management believes it is more likely than not that these items will expire before the Company is able to realize their benefits. The valuation allowance was $30.7 million and $25.5 million at December 29, 2012 and December 31, 2011, respectively. In 2012, the Company increased the valuation allowances relating to its available foreign tax credits. The valuation allowance is reviewed and adjusted based on management’s assessments of realizable deferred tax assets.

As discussed in Note 4, “Timber Notes/Non-Recourse Debt,” at the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability until 2020, the maturity date for the Installment Notes. In 2011, a legal entity restructuring reduced the liability for the installment gain by $14 million to $529 million. The recognition of the tax gain related to the Securitization Notes guaranteed by Lehman ($269 million) was triggered in full by the agreement entered into in the third quarter of 2012 and was recognized. The recognized gain amount was predominately offset by alternative minimum tax credits and net operating losses, and the Company made a cash tax payment of $15 million for the remainder. At December 29, 2012, the remaining tax liability of $260 million is related to the Wachovia Guaranteed Installment Notes and will be recognized when the Wachovia Guaranteed Installment Notes are paid.

Pre-tax income related to continuing operations from domestic and foreign sources is as follows:

	2012	2011	2010
	(thousands)
Domestic	$607,487	$21,202	$53,444
Foreign	62,053	36,435	62,292

Total	$669,540	$57,637	$115,736

As of December 29, 2012, the Company had $6.3 million of total unrecognized tax benefits, $6.2 million of which would affect the Company’s effective tax rate if recognized. During 2012, the reserve was reduced for tax positions related to positions that the Company had effectively settled with the IRS. Any future adjustments would result from the effective settlement of tax positions with various tax authorities. The Company does not anticipate any tax settlements to occur within the next twelve months. The reconciliation of the beginning and ending unrecognized tax benefits is as follows:

	2012	2011	2010
	(thousands)
Unrecognized gross tax benefits balance at beginning of year	$21,172	$20,863	$8,247
Increase related to prior year tax positions	2,178	570	12,983
Decrease related to prior year tax positions	(12,232)	—	—
Settlements	(4,781)	(261)	(367)

Unrecognized tax benefits balance at end of year	$6,337	$21,172	$20,863

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction, and multiple state and foreign jurisdictions. Years prior to 2006 are no longer subject to U.S. federal income tax examination. During 2012, the Company effectively completed all audit work related to U.S. federal income tax returns for the years 2006 through 2009 and expects final completion to occur in 2013. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2003, and the Company is no longer subject to income tax examinations prior to 2005 for its major foreign jurisdictions.

The Company recognizes accrued interest and penalties associated with uncertain tax positions as part of income tax expense. As of December 29, 2012, the Company had approximately $0.6 million of accrued interest and penalties associated with uncertain tax positions.

Deferred taxes are not recognized for temporary differences related to investments in certain foreign subsidiaries because such earnings are considered to be indefinitely reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to the undistributed earnings is not practicable because of the complexities associated with its hypothetical calculation.

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

	2012	2011	2010
	(thousands)
Minimum rentals	$324,952	$336,924	$338,924
Contingent rentals	1,096	1,060	1,187
Sublease rentals	(233)	(504)	(422)

Total	$325,815	$337,480	$339,689

For operating leases with remaining terms of more than one year, the minimum lease payment requirements are:

Total
(thousands)
2013	$351,376
2014	300,599
2015	241,670
2016	182,050
2017	127,165
Thereafter	198,601

Total	$1,401,461

These minimum lease payments do not include contingent rental payments that may be due based on a percentage of sales in excess of stipulated amounts. These future minimum lease payment requirements have not been reduced by $22.6 million of minimum sublease rentals due in the future under noncancelable subleases. These sublease rentals include amounts related to closed stores and other facilities that are accounted for in the facility closures reserve.

As a result of purchase accounting from the 2003 acquisition of the U.S. retail business, we recorded an asset relating to store leases with terms below market value and a liability for store leases with terms above market value. The asset will be amortized through 2027 ($4 million per year), while the liability was amortized through 2012 ($11 million per year). From the acquisition date through 2012, the net amortization of these items reduced rent expense by approximately $7 million per year. Beginning in 2013, the completed amortization of the liability will result in no further reduction of rent expense and the amortization of the asset will continue to result in additional rent expense of approximately $4 million per year.

9.	Investment in Boise Cascade Holdings, L.L.C.

In connection with the sale of the paper, forest products and timberland assets in 2004, we invested $175 million in affiliates of Boise Cascade, L.L.C. Due to restructurings conducted by those affiliates, our investment is currently in Boise Cascade Holdings, L.L.C., a building products company.

The Boise Investment is accounted for under the cost method, as Boise Cascade Holdings, L.L.C. does not maintain separate ownership accounts for its members’ interests, and we do not have the ability to significantly influence the operating and financial policies of Boise Cascade Holdings, L.L.C.

In exchange for its investment in Boise Cascade Holdings, L.L.C., we received voting securities and non-voting securities. The non-voting securities of Boise Cascade Holdings, L.L.C. accrue dividends daily at the rate of 8% per annum on the liquidation value plus accumulated dividends. These dividends accumulate semiannually to the extent not paid in cash on the last day of June and December. It is our policy to record the income associated with these dividends as a reduction of operating, selling and general and administrative expenses in the Consolidated Statements of Operations. The voting securities do not accrue dividends.

We recognized dividend income from the non-voting securities of $8.5 million in 2012, $7.8 million in 2011 and $7.3 million in 2010 in the Corporate and Other segment. The dividend receivable associated with these dividends was $45.1 million and $38.0 million at December 29, 2012 and December 31, 2011, respectively, and was recorded in the Corporate and Other segment in other non-current assets in the Consolidated Balance Sheets.

During 2012, we received a distribution of $1.7 million from Boise Cascade Holdings, L.L.C., for the income tax liability associated with our share of allocated earnings, the majority of which was used to reduce the accrued dividend balance. No such distributions were received in 2011 or 2010.

A subsidiary of Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C. filed a registration statement with the Securities and Exchange Commission in November 2012 to register stock for an initial public offering (“Boise IPO”). Boise Cascade, L.L.C. announced the commencement of the Boise IPO on January 23, 2013, and the Boise IPO was completed on February 11, 2013.

In February of 2013, we received approximately $129 million in cash proceeds related to the Boise investment. We received approximately $112 million related to the redemption of all of the non-voting equity securities at the original investment amount of $66 million plus the related accrued dividends of approximately $46 million. As a result of the redemption of the non-voting equity securities, the income associated with the dividends on those securities will cease in the first quarter of 2013. We also received a distribution of approximately $17 million related to the voting equity securities.

The Boise Investment represented a continuing involvement in the operations of the business we sold in 2004. Therefore, approximately $180 million of gain realized from the sale was deferred. The redemption of the non-voting equity securities is expected to trigger recognition of a pre-tax operating gain of approximately $68 million representing the portion of the deferred gain attributable to the non-voting equity securities. The remaining $112 million of deferred gain attributable to the voting equity securities will be recognized when the voting-equity securities are sold or redeemed.

Throughout the year, we review the carrying value of this investment whenever events or circumstances indicate that its fair value may be less than its carrying amount. At year-end, based on information related to the Boise IPO, we estimated the fair value of the Boise investment, and determined that there was no impairment of this investment. We will continue to monitor and assess this investment.

10.	Debt

The Company’s debt, almost all of which is unsecured, consists of both recourse and non-recourse obligations as follows at year-end:

	2012	2011
	(thousands)
Recourse debt:
7.35% debentures, due in 2016	$17,967	$17,967
Medium-term notes, Series A, with interest rates averaging 7.9%, paid in 2012	—	35,000
Revenue bonds, with interest rates averaging 6.4% , due in varying amounts periodically through 2029	185,505	185,505
American & Foreign Power Company Inc. 5% debentures, due in 2030	18,526	18,526
Grupo OfficeMax installment loans, due in monthly installments through 2014	5,028	8,508
Other indebtedness, with interest rates averaging 6.6% and 6.8%, due in varying amounts annually through 2019	9,644	3,188

	$236,670	$268,694
Less unamortized discount	(476)	(504)

Total recourse debt	$236,194	$268,190
Less current portion	(10,232)	(38,867)

Long-term debt, less current portion	$225,962	$229,323

Non-recourse debt:
5.42% Securitization Notes, due in 2019	$735,000	$735,000
5.54% Securitization Notes, due in 2019	—	735,000

Total non-recourse debt	$735,000	$1,470,000

Scheduled Debt Maturities

The scheduled payments of recourse debt are as follows:

Total
(thousands)
2013	$10,232
2014	1,574
2015	213
2016	20,264
2017	115
Thereafter	204,272

Total	$236,670

Credit Agreements

On October 7, 2011, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with a group of banks. The Credit Agreement amended both our then existing credit agreement to which we were a party along with certain of our subsidiaries in the U.S. and our then existing credit agreement to which our subsidiary in Canada was a party and consolidated them into a single credit agreement. The Credit Agreement permits the Company to borrow up to a maximum of $650 million, of which $50 million is allocated to the Company’s Canadian subsidiary and $600 million is allocated to the Company and its other participating U.S. subsidiaries, in each case subject to a borrowing base calculation that limits availability to a percentage of eligible trade and credit card receivables plus a percentage of the value of eligible inventory less certain reserves. The Credit Agreement may be increased (up to a maximum of $850 million) at the Company’s request and the approval of the lenders participating in the increase, or may be reduced from time to time at the Company’s request, in each case according to the terms detailed in the Credit Agreement. Letters of credit, which may be issued under the Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. At the end of fiscal year 2012, the Company was in compliance with all covenants under the Credit Agreement. The Credit Agreement will expire on October 7, 2016.

Borrowings under the Credit Agreement are subject to interest at rates based on either the prime rate, the federal funds rate, LIBOR or the Canadian Dealer Offered Rate. An additional percentage, which varies depending on the level of average borrowing availability, is added to the applicable rates. Fees on letters of credit issued under the Credit Agreement are charged at rates between 1.25% and 2.25% depending on the type of letter of credit (i.e., stand-by or commercial) and the level of average borrowing availability. The Company is also charged an unused line fee of between 0.375% and 0.5% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit. The fees on letters of credit were 1.75% and the unused line fee was 0.5% at December 29, 2012. Thereafter, the rate will vary depending on the level of average borrowing availability and type of letters of credit.

Availability under the Credit Agreement at the end of fiscal year 2012 was as follows:

Total
(millions)
Maximum aggregate available borrowing amount	$621.2
Less: Stand-by letters of credit	(41.0)

Amount available for borrowing at fiscal year-end	$580.2

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

There were no borrowings under the Company’s credit agreements in 2012 or 2011.

Other

During the second quarter of 2012, we repaid $35 million of Medium-term notes, Series A, which had reached maturity. These notes had been reported in current portion of debt in our Consolidated Balance Sheets at December 31, 2011.

At the end of fiscal year 2012, Grupo OfficeMax had total outstanding borrowings of $11.1 million. This included $2.7 million outstanding under a 60-month installment note due in the first quarter of 2014 and $2.3 million outstanding under a 54-month installment note due in the third quarter of 2014. Payments on the installment loans are made monthly. The remaining $6.1 million of borrowings is a simple revolving loan. Recourse on the Grupo OfficeMax loans is limited to Grupo OfficeMax. The installment loan maturing in the third quarter of 2014 is secured by certain owned property of Grupo OfficeMax. All other Grupo OfficeMax loan facilities are unsecured.

Cash Paid for Interest

Cash payments for interest, net of interest capitalized and including interest payments related to the Securitization Notes, were $64.6 million in 2012, $69.8 million in 2011 and $68.9 million in 2010. Excluding interest payments related to the Securitization Notes, cash payments for interest, net of interest capitalized were $24.7 million in 2012, $29.9 million in 2011, and $29.1 million for 2010. Cash interest payments made on the Securitization Notes are completely offset by interest payments received on the Installment Notes.

11.	Financial Instruments, Derivatives and Hedging Activities

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (non-derivatives), short-term borrowings and trade accounts payable approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at December 29, 2012 and December 31, 2011. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	December 29, 2012
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable - Wachovia	$—	$986,365	$—	$986,365	$817,500
Financial liabilities:
Recourse debt	$—	$229,431	$—	$229,431	$236,194
Non-recourse debt - Wachovia	$—	$903,912	$—	$903,912	$735,000

	December 31, 2011
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable
Wachovia	$—	$943,706	$—	$943,706	$817,500
Lehman	$—	$—	$81,750	$81,750	$81,750
Financial liabilities:
Recourse debt	$62,293	$178,461	$—	$240,754	$268,190
Non-recourse debt
Wachovia	$—	$858,779	$—	$858,779	$735,000
Lehman	$—	$—	$81,750	$81,750	$735,000

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

The carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•

Timber notes receivable: Timber notes receivable as of December 29, 2012 consists solely of the Wachovia Guaranteed Installment Notes. The fair value of the Wachovia Guaranteed Installment Notes is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 inputs). In 2011, the fair value of the Lehman Guaranteed Installment Note reflected the estimated future cash flows of the note considering the estimated effects of the Lehman bankruptcy (Level 3 inputs).

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

•

Non-recourse debt: Non-recourse debt as of December 29, 2012 consists solely of the Securitization Notes supported by Wachovia. The fair value of the Securitization Notes supported by Wachovia is estimated by discounting the future cash flows of the instrument at rates currently available to the Company for similar instruments of comparable maturities (Level 2 inputs). In 2011, the Securitization Notes supported by Lehman were estimated based on the future cash flows of the Lehman Guaranteed Installment Note (the proceeds from which are the sole source of payment of this note) in a bankruptcy proceeding (Level 3 inputs).

During 2012, there were no significant changes to the techniques used to measure fair value. During the third quarter of 2012, the Lehman-related timber notes receivable were transferred and the Lehman-related non-recourse debt was extinguished pursuant to an agreement related to the Lehman bankruptcy (for further information see Note 4, “Timber Notes/Non-Recourse Debt”). Other than the Lehman activity, routine borrowings and payments of recourse debt there were no changes to the financial instruments for which fair value is being calculated. Any changes in the level of inputs for recourse debt is due to the existence or nonexistence of trades on the measurement date from which to obtain unadjusted quoted prices.

Derivatives and Hedging Activities

Changes in foreign currency exchange rates expose the Company to financial market risk. The Company occasionally uses derivative financial instruments, such as forward exchange contracts, to manage its exposure associated with commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. The Company does not enter into derivative instruments for any other purpose. The Company does not speculate using derivative instruments. The fair values of derivative financial instruments were not material at the end of fiscal year 2012 or 2011.

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

Obligations and Funded Status

The changes in pension and other postretirement benefit obligations and plan assets during 2012 and 2011, as well as the funded status of the Company’s plans at December 29, 2012 and December 31, 2011, were as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$1,365,281	$1,297,655	$22,252	$24,021
Service cost	3,740	2,546	292	227
Interest cost	64,688	70,176	936	1,006
Actuarial loss	100,004	94,656	1,819	(1,334)
Changes due to exchange rates	—	—	469	(346)
Benefits paid	(253,165)	(99,752)	(1,734)	(1,322)

Benefit obligation at end of year	$1,280,548	$1,365,281	$24,034	$22,252

Change in plan assets:
Fair value of plan assets at beginning of year	$1,035,731	$1,117,413	$—	$—
Actual return on plan assets	175,489	14,746	—	—
Employer contributions	21,078	3,324	1,734	1,322
Benefits paid	(253,165)	(99,752)	(1,734)	(1,322)

Fair value of plan assets at end of year	$979,133	$1,035,731	$—	$—

Funded status	$(301,415)	$(329,550)	$(24,034)	$(22,252)

The following table shows the amounts recognized in the Consolidated Balance Sheets related to the Company’s defined benefit pension and other postretirement benefit plans at year-end:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(thousands)
Current liabilities	$(3,293)	$(6,530)	$(1,195)	$(1,243)
Noncurrent liabilities	(298,122)	(323,020)	(22,839)	(21,009)

Net amount recognized	$(301,415)	$(329,550)	$(24,034)	$(22,252)

Amounts recognized in accumulated other comprehensive loss consist of:

Net loss	$481,501	$548,212	$6,157	$4,486
Prior service cost (credit)	—	—	(18,131)	(22,138)

Total	$481,501	$548,212	$(11,974)	$(17,652)

The accumulated benefit obligation for all defined benefit pension plans was $1,280.5 million and $1,365.3 million for December 29, 2012 and December 31, 2011, respectively.

Information for pension plans with an accumulated benefit obligation in excess of plan assets is as follows:

	Pension Benefits
	2012	2011
	(thousands)
Projected benefit obligation	$1,280,548	$1,365,281
Accumulated benefit obligation	1,280,548	1,365,281
Fair value of plan assets	979,133	1,035,731

Components of Net Periodic Benefit Cost (Income)

The components of net periodic benefit cost (income) are as follows:

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
	(thousands)
Service cost	$3,740	$2,546	$3,164	$292	$227	$263
Interest cost	64,688	70,176	74,213	936	1,006	1,213
Expected return on plan assets	(83,094)	(79,289)	(83,494)	—	—	—
Recognized actuarial loss	17,954	17,371	13,239	201	220	224
Amortization of prior service credits	—	—	—	(4,008)	(4,009)	(4,006)
Other	—	80	149	—	—	—

Net periodic benefit cost (income)	$3,288	$10,884	$7,271	$(2,579)	$(2,556)	$(2,306)

Other changes in plan assets and benefit obligations recognized in other comprehensive income are as follows:

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
	(thousands)
Accumulated other comprehensive (income) loss at beginning of year	$548,212	$406,465	$(17,652)	$(20,093)
Net loss (gain)	7,610	159,118	1,819	(1,334)
Reduction due to settlement	(56,367)	—	—	—
Amortization of net loss	(17,954)	(17,371)	(201)	(220)
Amortization of prior service credits	—	—	4,008	4,009
Canadian rate adjustment	—	—	52	(14)

Accumulated other comprehensive (income) loss at end of year	$481,501	$548,212	$(11,974)	$(17,652)

For the defined benefit pension plans, the estimated net loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next fiscal year is $21.3 million. For the other postretirement benefit plans, the estimated net loss and prior service credit that will be amortized from accumulated other comprehensive income (loss) into net periodic benefit cost over the next fiscal year is $0.4 million and $4.0 million, respectively.

During 2012, our pension plans were amended to provide a one-time special election period during which certain former employees, alternate payees, and beneficiaries could elect to have their pension benefits under the Plan paid as an immediate lump sum payment or an immediately commencing annuity. Approximately 9,800 participants were eligible to elect an immediate lump sum payment or annuity. Of those participants eligible, approximately 300 elected an annuity while approximately 5,600 elected an immediate lump sum payment. The associated distributions by the pension plans from plan funds were approximately $150 million, and resulted in a non-cash pre-tax charge by the Company of $56 million to expense the accumulated loss relating to these participants that otherwise would have been amortized over their life expectancies. This action reduced the pension benefit obligation liability by approximately $190 million.

Assumptions

The assumptions used in accounting for the Company’s plans are estimates of factors including, among other things, the amount and timing of future benefit payments. The following table presents the key weighted average assumptions used in the measurement of the Company’s benefit obligations as of year-end:

			Other Benefits
	Pension Benefits		United States		Canada
	2012	2011	2012	2011	2012	2011
Discount rate	3.88%	4.93%	3.10%	3.70%	4.00%	4.50%

The following table presents the weighted average assumptions used in the measurement of net periodic benefit cost as of year-end:

				Other Benefits
	Pension Benefits			United States			Canada
	2012	2011	2010	2012	2011	2010	2012	2011	2010
Discount rate	4.93%	5.64%	6.15%	3.70%	4.50%	5.10%	4.50%	5.30%	6.40%
Expected long-term return on plan assets	8.20%	8.20%	8.20%	—	—	—	—	—	—

The assumed discount rate (which is required to be the rate at which the projected benefit obligation could be effectively settled as of the measurement date) is based on the rates of return for a theoretical portfolio of high-grade corporate bonds (rated AA- or better) with cash flows that generally match our expected benefit payments in future years. In selecting bonds for this theoretical portfolio, we focus on bonds that match cash flows to benefit payments and limit our concentration of bonds by issuer. To the extent scheduled bond proceeds exceed the estimated benefit payments in a given period, the yield calculation assumes those excess proceeds are reinvested at an assumed forward rate. The implied forward rate used in the bond model is based on the Citigroup Pension Discount Curve as of the last day of the year.

The expected long-term rate of return on plan assets assumption is based on the weighted average of expected returns for the major asset classes in which the plans’ assets are held. Asset-class expected returns are based on long-term historical returns, inflation expectations, forecasted gross domestic product and earnings growth, as well as other economic factors. The weights assigned to each asset class are based on the Company’s investment strategy. The weighted average expected return on plan assets used in the calculation of net periodic pension benefit cost for 2013 is 7.8%.

Obligation and costs related to the Canadian retiree health plan are impacted by changes in trend rates.

The following table presents the assumed healthcare cost trend rates used in measuring the Company’s postretirement benefit obligations at December 29, 2012 and December 31, 2011:

	2012	2011
Weighted average assumptions as of year-end:
Healthcare cost trend rate assumed for next year	6.0%	6.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate	2015	2015

A one-percentage-point change in the assumed healthcare cost trend rates would impact operating income by approximately $1.5 million.

Plan Assets

The allocation of pension plan assets by category at December 29, 2012 and December 31, 2011 is as follows:

	2012	2011
OfficeMax common stock	1.7%	1.2%
U.S. equity securities	31.0%	27.0%
International equity securities	15.3%	10.3%
Global equity securities	11.3%	15.8%
Fixed-income securities	40.7%	45.7%

	100%	100%

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

The current asset allocation guidelines set forth an OfficeMax common stock range of 0% to 15%, a U.S. equity range of 25% to 35%, an international equity range of 9% to 19%, a global equity range of 6% to 16% and a fixed-income range of 38% to 48%. Asset-class positions within the ranges are continually evaluated and adjusted based on expectations for future returns, the funded position of the plans and market risks. Occasionally, the Company may utilize futures or other financial instruments to alter the pension trust’s exposure to various asset classes in a lower-cost manner than trading securities in the underlying portfolios.

In 2009, we contributed 8.3 million shares of OfficeMax common stock to our qualified pension plans, which are managed by an independent fiduciary. At the end of 2012, the plan held 1.7 million shares with a value of $16.2 million.

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

The following table presents the pension plan assets by level within the fair value hierarchy as of December 29, 2012.

	Level 1	Level 2	Level 3
	(thousands)
Money market funds	$—	$26,244	$—
Equity securities:
OfficeMax common stock	16,232	—	—
U.S. large-cap	19,184	—	—
U.S. small and mid-cap	7,855	—	—
International	78,446	—	—
Fixed-Income:
Corporate bonds	—	326,344	—
Government securities	—	13,378	—
Other fixed-income	—	29,286	—
Other:
Equity mutual funds	—	453,458	—
Group annuity contracts	—	—	6,187
Other, including plan receivables and payables	2,519	—	—

	$124,236	$848,710	$6,187

The following table presents the pension plan assets by level within the fair value hierarchy as of December 31, 2011.

	Level 1	Level 2	Level 3
	(thousands)
Money market funds	$—	$19,280	$—
Equity securities:
OfficeMax common stock	12,585	—	—
U.S. large-cap	53,629	—	—
U.S. small and mid-cap	13,529	—	—
International	84,647	—	—
Fixed-Income:
Corporate bonds	—	421,027	—
Government securities	—	7,785	—
Other fixed-income	—	24,907	—
Other:
Equity mutual funds	—	385,862	—
Group annuity contracts	—	—	5,662
Other, including plan receivables and payables	5,665	1,153	—

	$170,055	$860,014	$5,662

The following is a reconciliation of the change in fair value of the pension plan assets calculated based on Level 3 inputs:

Total
(thousands)
Balance at December 31, 2011	$5,662
Benefit payments and administrative expenses	(9)
Invesment income and net appreciation in investments	534

Balance at December 31, 2012	$6,187

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Cash Flows

Pension plan contributions include required statutory minimum amounts and, in some years, additional discretionary amounts. During 2012, 2011 and 2010, the Company made cash contributions to its pension plans totaling $21.1 million, $3.3 million and $3.4 million, respectively. Pension contributions for 2013 are estimated to be $3.3 million. The Company may elect at any time to make additional voluntary contributions.

Qualified pension benefit payments are paid from the assets held in the plan trust, while nonqualified pension and other benefit payments are paid by the Company. Future benefit payments by year are estimated to be as follows:

	Pension Benefits	Other Benefits
	(thousands)
2013	$95,892	$1,195
2014	94,316	1,166
2015	92,106	1,140
2016	90,218	1,126
2017	88,242	1,126
2018-2022	410,655	5,577

Defined Contribution Plans

The Company also sponsors defined contribution plans for most of its employees. Through 2004, the Company sponsored four contributory defined contribution savings plans for most of its salaried and hourly employees: a plan for Retail employees, a plan for non-Retail salaried employees, a plan for union hourly employees, and a plan for non-Retail, nonunion hourly employees. The plan for non-Retail salaried employees included an employee stock ownership plan (“ESOP”) component and the Company’s Series D ESOP convertible preferred stock were fully allocated to eligible participants in prior years. Total Company contributions to the defined contribution savings plans were $6.1 million in 2012, $7.0 million in 2011 and $3.2 million in 2010.

13.	Shareholders’ Equity

Preferred Stock

At December 29, 2012, 608,693 shares of 7.375% Series D ESOP convertible preferred stock were outstanding, compared with 638,353 shares outstanding at December 31, 2011. The Series D ESOP convertible preferred stock is shown in the Consolidated Balance Sheets at its liquidation preference of $45 per share. All shares outstanding have been allocated to participants in the plan. Each ESOP preferred share is entitled to one vote, bears an annual cumulative dividend of $3.31875 per share and is convertible at any time by the trustee to 0.82168 share of common stock per share of preferred stock. Upon redemption, ESOP participants receive $45 of cash or common stock and cash, at the Company’s election, for each ESOP preferred share, as the ESOP preferred shares may not be redeemed for less than the liquidation preference.

Common Stock

The Company is authorized to issue 200,000,000 shares of common stock, of which 86,883,521 shares were issued and outstanding at December 29, 2012. Of the unissued shares, 9,352,668 shares were reserved for the following purposes:

Conversion or redemption of Series D ESOP preferred stock	875,987
Issuance under 2003 OfficeMax Incentive and Performance Plan	8,410,834
Issuance under Director Stock Compensation Plan	7,475
Issuance under 2001 Key Executive Deferred Compensation Plan	1,185
Issuance under 2003 Director Stock Compensation Plan	57,187

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes the following:

	Pension and Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Unrealized Hedge Loss Adjustment	Accumulated Other Comprehensive Income (Loss)
	(thousands)
Balance at December 25, 2010	$(236,823)	$141,954	$(884)	$(95,753)
Current-period changes, before taxes	(144,236)	(6,195)	1,435	(148,996)
Income taxes	55,482	—	(394)	55,088

Balance at December 31, 2011	$(325,577)	$135,759	$157	$(189,661)
Current-period changes, before taxes	60,732	15,170	(203)	75,699
Income taxes	(23,605)	—	46	(23,559)

Balance at December 29, 2012	$(288,450)	$150,929	$—	$(137,521)

Share-Based Payments

The Company sponsors several share-based compensation plans, which are described below. The Company recognizes compensation expense from all share-based payment transactions with employees in the consolidated financial statements at fair value. Pre-tax compensation costs related to the Company’s share-based plans were $10.3 million, $16.7 million and $13.2 million for 2012, 2011 and 2010, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the Consolidated Statement of Operations for share-based compensation arrangements was $4.0 million, $6.5 million and $5.1 million for 2012, 2011 and 2010, respectively.

2003 Director Stock Compensation Plan and OfficeMax Incentive and Performance Plan

In February 2003, the Company’s Board of Directors adopted the 2003 Director Stock Compensation Plan (the “2003 DSCP”) and the 2003 OfficeMax Incentive and Performance Plan (the “2003 Plan,” formerly named the 2003 Boise Incentive and Performance Plan), which were approved by shareholders in April 2003. At December 29, 2012, a total of 57,187 shares of common stock were reserved for issuance under the 2003 DSCP, and a total of 8,410,834 shares of common stock were reserved for issuance under the 2003 Plan.

The 2003 Plan was effective January 1, 2003, and replaced the Key Executive Performance Plan for Executive Officers, Key Executive Performance Plan for Key Executives/Key Managers, Key Executive Stock Option Plan (“KESOP”), Key Executive Performance Unit Plan (“KEPUP”) and Director Stock Option Plan (“DSOP”). No further grants or awards have been made under the Key Executive Performance Plans, KESOP, KEPUP or DSOP since 2003.

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

Restricted Stock and Restricted Stock Units

Restricted stock is restricted until it vests and cannot be sold by the recipient until its restrictions have lapsed. Each restricted stock unit (“RSU”) is convertible into one share of common stock after its restrictions have lapsed. The Company recognizes compensation expense related to these awards over the vesting periods based on the awards’ grant date fair values. The Company calculates the grant date fair value of the RSU awards by multiplying the number of RSUs by the closing price of the Company’s common stock on the grant date. If these awards contain performance criteria the grant date fair value is set assuming performance at target, and management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. Pre-tax compensation expense and additional paid-in capital related to restricted stock and RSU awards was $2.2 million, $5.6 million and $8.0 million for 2012, 2011 and 2010, respectively. The remaining compensation expense to be recognized related to outstanding restricted stock and RSUs, net of estimated forfeitures, is approximately $0.9 million. The remaining compensation expense is to be recognized through the first quarter of 2015.

A summary of restricted stock and RSU activity for fiscal years 2012, 2011 and 2010 is presented in the following table:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested, December 26, 2009	1,929,945	$16.24
Granted	872,534	13.81
Vested	(1,492)	33.70
Forfeited	(689,852)	20.34

Nonvested, December 25, 2010	2,111,135	$13.89
Granted	648,224	12.17
Vested	(1,047,406)	15.77
Forfeited	(223,703)	11.64

Nonvested, December 31, 2011	1,488,250	$12.15
Granted	653,385	5.66
Vested	(694,293)	8.97
Forfeited	(129,586)	11.18

Nonvested, December 29, 2012	1,317,756	$10.70

Restricted stock and RSUs are not included as shares outstanding in the calculation of basic earnings per share, but, except as described below, are included in the number of shares used to calculate diluted earnings per share as long as all applicable performance criteria are met, and their effect is dilutive. In the above table, nonvested RSUs outstanding at the end of 2012 include 96,755 and 349,229 shares of performance-based RSUs granted in 2010 and 2011, respectively, that were to be forfeited after the end of 2012 because the performance measures with the respect to those RSUs were not met. However, nonvested RSUs outstanding at the end of 2012 in the above table, do not include 433,460 shares of performance-based RSUs that were reserved for issuance in 2012 but associated performance measures were not established. Therefore, they are not considered granted or outstanding. All of those RSUs have been excluded from the number of shares used to calculate diluted earnings per share. When the restriction lapses on restricted stock, the par value of the stock is reclassified from additional paid-in-capital to common stock. When the restriction lapses on RSUs, the units are converted to unrestricted shares of our common stock and the par value of the stock is reclassified from additional paid-in-capital to common stock. Unrestricted shares are included in shares outstanding for purposes of calculating both basic and diluted earnings per share. Depending on the terms of the applicable grant agreement, restricted stock and RSUs may be eligible to accrue all dividends declared on the Company’s common stock during the vesting period; however, such dividends are not paid until the restrictions lapse.

Stock Units

The Company previously had a shareholder approved deferred compensation program for certain of its executive officers that allowed them to defer a portion of their cash compensation. Previously, these executive officers could allocate their deferrals to a stock unit account. Each stock unit is equal in value to one share of the Company’s common stock. The Company matched deferrals used to purchase stock units with a 25% Company allocation of stock units. The value of deferred stock unit accounts is paid in shares of the Company’s common stock when an executive officer retires or terminates employment. There were 1,185 and 2,441 stock units allocated to the accounts of these executive officers at December 29, 2012 and December 31, 2011, respectively. As a result of an amendment to the plan, no additional deferrals can be allocated to the stock unit accounts.

Stock Options

The Company’s stock options are issued with an exercise price equal to fair market value on the grant date and typically expire within seven years of the grant date. Stock options granted under the OfficeMax Incentive and Performance Plan generally vest over a three year period. In 2012, 2011 and 2010, the Company recognized $8.1 million, $11.1 million and $5.2 million, respectively, of pre-tax compensation expense and additional paid-in capital related to stock options. The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is approximately $5.3 million. The remaining compensation expense is to be recognized through the fourth quarter of 2015.

A summary of stock option activity for fiscal years 2012, 2011 and 2010 is presented in the following table:

	2012		2011		2010
	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price	Shares	Wtd. Avg. Ex. Price
Balance at beginning of year	4,816,552	$16.86	4,313,290	$16.52	3,249,773	$15.14
Options granted	2,087,453	5.72	1,457,280	13.33	2,060,246	16.24
Options exercised	(212,441)	4.84	(405,988)	4.80	(408,519)	4.80
Options forfeited and expired	(1,478,826)	25.03	(548,030)	13.80	(588,210)	16.02

Balance at end of year	5,212,738	$10.57	4,816,552	$16.86	4,313,290	$16.52

Exercisable at end of year	2,043,625		2,122,136		1,301,257
Weighted average fair value of options granted (Black-Scholes)	$3.27		$7.07		$8.08

The following table provides summarized information about stock options outstanding at December 29, 2012:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	11,171	—	$2.50	11,171	$2.50
$4.00 – $9.99	2,839,791	5.5	5.50	705,713	4.83
$10.00 – $16.00	666,084	4.2	14.04	423,971	14.26
$16.00 – $17.00	704,692	5.1	16.86	236,770	16.86
$18.00 – $19.00	975,000	4.9	18.15	650,000	18.15
$24.00 – $37.00	16,000	1.6	30.37	16,000	30.37

At December 29, 2012, the aggregate intrinsic value was $10.8 million for outstanding stock options and $3.2 million for those stock options that were exercisable. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company’s closing stock price on the last trading day of fiscal year 2012 and the exercise price, multiplied by the number of in-the-money stock options at the end of the quarter).

In 2012, the Company granted stock options for 2,087,453 shares of our common stock and estimated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 1.41%, expected life of 4.5 years and expected stock price volatility of 72.59%.

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

Contract distributes a broad line of items for the office, including office supplies and paper, technology products and solutions, office furniture, print and document services and facilities products. Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Australia and New Zealand, through office products stores. Substantially all products sold by Contract are purchased from third-party manufacturers or industry wholesalers. Contract purchases office papers for its businesses in the U.S., Canada, and Puerto Rico primarily from Boise White Paper, L.L.C., under a paper supply contract entered into on June 25, 2011. (For additional information related to the paper supply contract, see Note 15, “Commitments and Guarantees”.)

Retail is a retail distributor of office supplies and paper, print and document services, technology products and solutions, office furniture and facilities products. In addition, this segment contracts with large national retail chains to supply office and school supplies to be sold in their stores. Retail office supply stores feature OfficeMax ImPress, an in-store module devoted to print-for-pay and related services. Retail has operations in the United States, Puerto Rico and the U.S. Virgin Islands. Retail also operates office products stores in Mexico through Grupo OfficeMax. Substantially all products sold by Retail are purchased from third-party manufacturers or industry wholesalers. Retail purchases office papers for its U.S. businesses primarily from Boise White Paper, L.L.C., under the paper supply contract described above.

Corporate and Other includes corporate support staff services and certain other legacy expenses as well as the related assets and liabilities. The income and expense related to certain assets and liabilities that are reported in the Corporate and Other segment have been allocated to the Contract and Retail segments.

Management evaluates the segments’ performances using segment income (loss) which is based on operating income (loss) after eliminating the effect of certain operating items that are not indicative of our core operations such as facility closures and adjustments, asset impairments, severances and accelerated pension expense related to participant settlements. These certain operating items are reported on the asset impairments and other operating expenses, net lines in the Consolidated Statements of Operations.

The following table summarizes by geography, net sales for fiscal years 2012, 2011 and 2010, and non-current assets at each year-end:

	2012	2011	2010
	(thousands)
Net sales
United States	$5,491,976	$5,671,738	$5,770,036
Foreign	1,428,408	1,449,429	1,379,971

Total	$6,920,384	$7,121,167	$7,150,007

Non-current assets
United States	$1,660,961	$1,992,674	$1,924,982
Foreign	139,470	137,627	139,661

Total	$1,800,431	$2,130,301	$2,064,643

There is no single customer that accounts for 10% or more of consolidated trade sales.

Segment sales to external customers by product line are as follows:

	2012	2011	2010
	(thousands)
Contract
Office supplies and paper	$2,061,908	$2,076,052	$2,086,629
Technology products	1,130,564	1,142,168	1,185,461
Office furniture	413,288	405,857	362,154

Total	$3,605,760	$3,624,077	$3,634,244

Retail
Office supplies and paper	$1,411,522	$1,437,304	$1,468,646
Technology products	1,670,302	1,824,956	1,834,630
Office furniture	232,800	234,830	212,487

Total	$3,314,624	$3,497,090	$3,515,763

Total OfficeMax
Office supplies and paper	$3,473,430	$3,513,356	$3,555,275
Technology products	2,800,866	2,967,124	3,020,091
Office furniture	646,088	640,687	574,641

Total	$6,920,384	$7,121,167	$7,150,007

The following tables contain details of the Company’s operations by segment:

	Sales	Segment income (loss)	Asset impairments	Other operating expenses, net	Operating income (loss)
	(thousands)
Year ended December 29, 2012
Contract	$3,605,760	$102,403	$—	$(28,436)	$73,967
Retail	3,314,624	69,867	(11,376)	(41,430)	17,061
Corporate and Other	—	(33,058)	—	(33,692)	(66,750)

Total	$6,920,384	$139,212	$(11,376)	$(103,558)	$24,278

Year ended December 31, 2011
Contract	$3,624,077	$77,681	$—	$(13,984)	$63,697
Retail	3,497,090	75,293	(11,197)	(5,858)	58,238
Corporate and Other	—	(34,761)	—	(688)	(35,449)

Total	$7,121,167	$118,213	$(11,197)	$(20,530)	$86,486

Year ended December 25, 2010
Contract	$3,634,244	$94,342	$—	$(60)	$94,282
Retail	3,515,763	103,903	(10,979)	(12,505)	80,419
Corporate and Other	—	(37,723)	—	9,488	(28,235)

Total	$7,150,007	$160,522	$(10,979)	$(3,077)	$146,466

Interest expense, interest income, and other income (expense), net are not recorded by segments.

The following table contains details of other selected items by segment.

	Other selected items
	Depreciation and amortization	Capital expenditures	Assets
	(thousands)
Year ended December 29, 2012
Contract	$30,943	$39,292	$1,094,411
Retail	40,897	47,312	1,157,158
Corporate and Other	2,284	574	1,532,746

Total	$74,124	$87,178	$3,784,315

Year ended December 31, 2011
Contract	$30,587	$25,964	$1,001,161
Retail	50,550	35,831	1,240,541
Corporate and Other	3,081	7,837	1,827,573

Total	$84,218	$69,632	$4,069,275

Year ended December 25, 2010
Contract	$51,630	$61,165	$1,039,800
Retail	49,283	32,346	1,209,635
Corporate and Other	23	—	1,829,494

Total	$100,936	$93,511	$4,078,929

15.	Commitments and Guarantees

Commitments

On June 25, 2011, we entered into a new paper supply contract with Boise White Paper, L.L.C. (“Boise”), under which we have agreed to purchase office papers from Boise, and Boise has agreed to supply office papers to us, subject to the terms and conditions of the paper supply contract. The new paper supply contract replaced the previous supply contract executed in 2004 with Boise.

The paper supply contract requires us to purchase from Boise and Boise to sell to us virtually all of our North American requirements for office paper, subject to certain conditions. After 2012, the paper supply contract provides us more flexibility to purchase paper from paper producers other than Boise. The paper supply contract’s term will expire on December 31, 2017, followed by a gradual reduction of the Company’s purchase requirements over a two year period thereafter. However, if certain circumstances occur, the term may be terminated earlier, beginning as early as December 31, 2013. If the term ends December 31, 2013 or a later date, it will be followed by a gradual reduction of the Company’s purchase requirements over a two year period. Purchases under the agreement were $645.5 million, $630.1 million and $615.6 million for 2012, 2011 and 2010, respectively.

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of 2012, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $43.7 million. This represents an increase in the estimated purchase price from the prior year which is attributable to higher market multiples for similar companies as of the measurement date and higher earnings for Grupo OfficeMax. As the estimated purchase price was greater than the carrying value of the noncontrolling interest as of the end of the year, the Company recorded an adjustment to state the noncontrolling interest at the estimated purchase price, and, as the estimated purchase price approximates fair value, the offset was recorded to additional paid-in capital.

Guarantees

The Company provides guarantees, indemnifications and assurances to others.

Indemnification obligations may arise from the Asset Purchase Agreement between OfficeMax Incorporated, OfficeMax Southern Company, Minidoka Paper Company, Forest Products Holdings, L.L.C. and Boise Land & Timber Corp. The Company has agreed to provide indemnification with respect to a variety of obligations. These indemnification obligations are subject, in some cases, to survival periods, deductibles and caps. At December 29, 2012, the Company is not aware of any material liabilities arising from these indemnifications.

There are seven operating leases that have been assigned to other parties but for which the Company remains contingently liable in the event of nonpayment by the other parties. The lease terms vary and, assuming exercise of renewal options, extend through 2019. Annual rental payments under these leases are approximately $3.5 million.

The Company and its affiliates enter into a wide range of indemnification arrangements in the ordinary course of business. These include tort indemnifications, tax indemnifications, officer and director indemnifications against third-party claims arising out of arrangements to provide services to the Company and indemnifications in merger and acquisition agreements. It is impossible to quantify the maximum potential liability under these indemnifications. At December 29, 2012, the Company is not aware of any material liabilities arising from these indemnifications.

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

17.	Quarterly Results of Operations (unaudited)

Summarized quarterly financial data is as follows:

	2012				2011
	First(a)	Second	Third(b)	Fourth(c)	First	Second(d)	Third	Fourth(e)
	($ in millions, except per-share and stock price information)
Sales	$1,872.9	$1,602.4	$1,744.6	$1,700.5	$1,863.0	$1,647.6	$1,774.8	$1,835.8
Gross Profit	$482.8	$409.5	$460.4	$431.8	$474.5	$425.1	$459.7	$449.9
Percent of sales	25.8%	25.6%	26.4%	25.4%	25.5%	25.8%	25.9%	24.5%
Operating income	$17.8	$23.1	$33.5	$(50.1)	$28.6	$4.0	$41.3	$12.6
Net income (loss) available to OfficeMax common shareholders	$4.9	$10.7	$433.0	$(33.9)	$11.4	$(3.0)	$21.5	$2.9
Net income (loss) per common share available to OfficeMax common shareholders(f)
Basic	$0.06	$0.12	$5.00	$(0.39)	$0.13	$(0.04)	$0.25	$0.03
Diluted	$0.06	$0.12	$4.92	$(0.39)	$0.13	$(0.04)	$0.25	$0.03
Common stock dividends paid per share	—	—	$0.02	$0.02	—	—	—	—
Common stock prices(g)
High	$6.33	$5.95	$8.33	$10.62	$18.95	$14.36	$8.82	$5.93
Low	$4.46	$4.10	$4.20	$7.04	$12.24	$6.05	$4.46	$3.90

(a)	Includes a $25.3 million pre-tax charge related to retail store closures in the U.S.
(b)	Includes a $670.8 million pre-tax gain related to an agreement that legally extinguished our non-recourse debt guaranteed by Lehman and a $9.8 million non-cash pre-tax charge to impair fixed assets associated with our retail stores in the U.S.
(c)	Includes a $56.4 million pre-tax charge for acceleration of pension expense related to participant settlements, $14.1 million pre-tax charge related to retail store closures, $6.2 million of pre-tax charges related to severance and other costs associated with restructuring, and a $1.6 million non-cash pre-tax charge to impair fixed assets associated with our Retail stores, primarily in Mexico.
(d)	Includes a $5.6 million pre-tax charge related to retail store closures in the U.S., and $8.3 million of pre-tax charges for severance.
(e)	Includes an $11.2 million non-cash pre-tax charge to impair fixed assets associated with our Retail stores in the U.S. and $6.6 million of pre-tax charges for severance.
(f)	Quarters added together may not equal full year amount because each quarter is calculated on a stand-alone basis.
(g)	The Company’s common stock (symbol OMX) is traded on the New York Stock Exchange.

18.	Subsequent Events

On February 20, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Office Depot, Inc. and certain other parties. In accordance with the Merger Agreement, each share of OfficeMax Incorporated common stock issued and outstanding immediately prior to the Second Effective Time (as defined in the Merger Agreement), other than shares to be cancelled pursuant to the terms of the Merger Agreement, shall be converted into the right to receive 2.69 shares of Office Depot, Inc. common stock, together with cash in lieu of fractional shares, if any, and unpaid dividends and distributions, if any.

The completion of the proposed merger is subject to various customary conditions, including among others (i) shareholder approval by both companies, (ii) expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, and (iii) effectiveness of a registration statement registering Office Depot, Inc. common stock.

The Merger Agreement contains certain termination rights for both parties, and further provides for the payment of fees and expenses upon termination under specified circumstances. The proposed merger is expected to be completed by December 31, 2013.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

OfficeMax Incorporated:

We have audited the accompanying consolidated balance sheets of OfficeMax Incorporated and subsidiaries (the Company) as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 29, 2012. We also have audited OfficeMax Incorporated’s internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). OfficeMax Incorporated’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(b) of the Company’s annual report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OfficeMax Incorporated and subsidiaries as of December 29, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 29, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, OfficeMax Incorporated maintained, in all material respects, effective internal control over financial reporting as of December 29, 2012, based on criteria established in Internal Control—Integrated Framework issued by (COSO).

KPMG LLP

Chicago, Illinois

February 25, 2013

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

Our management, with the participation of our chief executive officer and chief financial officer, assessed the effectiveness of our internal control over financial reporting as of December 29, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on this assessment, management concluded that as of December 29, 2012, OfficeMax’s internal control over financial reporting was effective.

KPMG LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of our internal control over financial reporting. That report is included on page 89 of this Form 10-K.

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

Information concerning compensation of OfficeMax’s executive officers and directors for the year ended December 29, 2012, is presented under the captions “Executive Compensation,” and “Director Compensation” in our proxy statement. This information is incorporated herein by reference.

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

Information concerning the security ownership of certain beneficial owners as of December 29, 2012, is set forth under the caption “Stock Ownership—Ownership of More Than 5% of OfficeMax Stock” in our proxy statement and is incorporated herein by reference.

Information concerning the security ownership of our directors and executive officers as of December 29, 2012, is set forth under the caption “Stock Ownership—Directors and Executive Officers” in our proxy statement and is incorporated herein by reference.

Our shareholders have approved all of the Company’s equity compensation plans, including the Director Stock Compensation Plan (the “DSCP”), the 2003 Director Stock Compensation Plan (the “2003 DSCP”) and the 2003 OfficeMax Incentive and Performance Plan (the “2003 Plan”, formerly the Boise Incentive and Performance Plan). These plans are designed to further align our directors’ and management’s interests with the Company’s long-term performance and the long-term interests of our shareholders. The following table provides information regarding the equity securities that may be issued under our equity compensation plans as of December 29, 2012.

Equity Compensation Plan Information(a)
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights(#)		Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights($)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)(#)
Equity compensation plans approved by security holders	6,529,309	(b)	$8.43	1,946,187	(c)
Equity compensation plans not approved by security holders	—		—	—

Total	6,529,309		$8.43	1,946,187

(a)	Neither of the following are included in this table: (a) Series D Preferred Stock in the Employee Stock Ownership Plan (“ESOP”) fund or (b) the deferred stock unit components of the Company’s 2001 Key Executive Deferred Compensation Plan.
(b)	Includes 7,475 shares issuable under the DSCP, 3,696 shares issuable under the 2003 DSCP, and 6,518,138 shares issuable under the 2003 Plan.
(c)	As of December 29, 2012, 53,491 shares were issuable under the 2003 DSCP and 1,892,696 shares were issuable under the 2003 Plan.

See Note 13, “Shareholders Equity,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” of this form 10-K for additional information related to our equity compensation plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning the independence of our directors, certain relationships and related transactions during 2012 and our policies with respect to such transactions is set forth under the captions “Board of Directors—Director Independence” and “Board of Directors—Related Transactions” in our proxy statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is set forth under the captions “Items You May Vote On—Appointment of Independent Registered Public Accounting Firm” and “Audit Committee Report—Audit, Audit-Related, and Other Nonaudit Services” in our proxy statement and is incorporated herein by reference.

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

•	Consolidated Balance Sheets as of December 29, 2012 and December 31, 2011.

•	Consolidated Statements of Operations for the years ended December 29, 2012, December 31, 2011 and December 25, 2010.

•	Consolidated Statements of Comprehensive Income (Loss) for the years ended December 29, 2012, December 31 2011 and December 25, 2010.

•	Consolidated Statements of Cash Flows for the years ended December 29, 2012, December 31, 2011 and December 25, 2010.

•	Consolidated Statements of Equity for the years ended December 29, 2012, December 31, 2011 and December 25, 2010.

•	Notes to Consolidated Financial Statements.

•	Report of Independent Registered Public Accounting Firm.

(2)	Financial Statement Schedules.

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
Ravichandra Saligram Chief Executive Officer

Dated: February 25, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 25, 2013.

Signature	Capacity
(i) Principal Executive Officer:

/s/ RAVICHANDRA SALIGRAM Ravichandra Saligram	Chief Executive Officer

(ii) Principal Financial Officer:

/s/ BRUCE BESANKO Bruce Besanko	Executive Vice President, Chief Financial Officer and Chief Administrative Officer

(iii) Principal Accounting Officer:

/s/ DEBORAH A. O’CONNOR Deborah A. O’Connor	Senior Vice President, Finance and Chief Accounting Officer

(iv) Directors:

/s/ WARREN F. BRYANT Warren F. Bryant	/s/ V. JAMES MARINO V. James Marino

/s/ JOSEPH M. DEPINTO Joseph M. DePinto	/s/ WILLIAM J. MONTGORIS William J. Montgoris

/s/ RAKESH GANGWAL Rakesh Gangwal	/s/ RAVICHANDRA SALIGRAM Ravichandra Saligram

/s/ FRANCESCA RUIZ DE LUZURIAGA Francesca Ruiz de Luzuriaga	/s/ DAVID M. SZYMANSKI David M. Szymanski

Consent of Independent Registered Public Accounting Firm

To the Board of Directors of OfficeMax Incorporated:

We consent to the incorporation by reference in the registration statement (No. 333-162866) on Form S-1; the registration statements (Nos. 2-72176, 33-28595, 33-21964, 33-31642, 333-105223, 333-105245, 333-37124, 333-86425, 333-86427, 333-61106, 333-113648, 333-110397, 333-150957 and 333-166880) on Form S-8; and the registration statements (Nos. 333-41033, 333-74450 and 333-86362) on Form S-3 of OfficeMax Incorporated of our report dated February 25, 2013, with respect to the consolidated balance sheets of OfficeMax Incorporated as of December 29, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 29, 2012, and the effectiveness of internal control over financial reporting as of December 29, 2012, which report appears in the December 29, 2012 annual report on Form 10-K of OfficeMax Incorporated.

/s/ KPMG LLP
KPMG LLP

Chicago, Illinois

February 25, 2013

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed with the Annual Report on Form 10-K for the fiscal year ended December 29, 2012

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

2.1	Asset Purchase Agreement dated July 26, 2004, between Boise Cascade Corporation (now OfficeMax Incorporated), Boise Southern Company, Minidoka Paper Company and Forest Products Holdings, L.L.C., and Boise Land & Timber Corp.	8-K	001-05057	2	7/28/2004

3.1	Conformed Restated Certificate of Incorporation, reflecting all amendments to date	S-1	333-162866	3.1.1	11/4/2009

3.2	Amended and Restated Bylaws, as amended February 12, 2009	8-K	001-05057	3.2	2/18/2009

4.1(1)	Trust Indenture between Boise Cascade Corporation (now OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended	S-3	33-5673	4	5/13/1986

4.2	Indenture dated as of December 21, 2004 by and between OMX Timber Finance Investments I, LLC, as the Issuer and Wells Fargo Bank Northwest, N.A., as Trustee	S-1/A	333-162866	4.4	12/14/2009

9	Inapplicable

10.1+	Paper Purchase Agreement dated June 25, 2011 between Boise White Paper, L.L.C. and OfficeMax Incorporated	10-Q/A	001-05057	10.8	10/24/2011

10.2	Installment Note for $559,500,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Cascade Corporation (now OfficeMax Incorporated) (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.3	11/9/2004

10.3	Installment Note for $258,000,000 between Boise Land & Timber, L.L.C. (Maker) and Boise Southern Company (Initial Holder) dated October 29, 2004	10-Q	001-05057	10.4	11/9/2004

10.4	Guaranty by Wachovia Corporation dated October 29, 2004	10-Q	001-05057	10.6	11/9/2004

10.5	Registration Rights Agreement among Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C. dated October 29, 2004	10-Q	001-05057	10.11	11/9/2004

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.6	Restructuring Agreement and Amendment No. 1 to Securityholders Agreement by and among Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C., Boise Land & Timber Corp., Forest Product Holdings, L.L.C., OfficeMax Incorporated and Kooskia Investment Corporation, dated as of November 10, 2006	8-K	001-05057	99.1	11/15/2006

10.7	Boise Cascade Holdings, L.L.C. Third Amended and Restated Operating Agreement, dated as of September 6, 2012					X

10.8	Securityholders Agreement among Boise Cascade Corporation (now OfficeMax Incorporated), Forest Products Holdings, L.L.C., and Boise Cascade Holdings, L.L.C., dated October 29, 2004	10-Q	001-05057	10.14	11/9/2004

10.9	Purchase Agreement dated December 13, 2004, between OMX Timber Finance Investments I, LLC, OMX Timber Finance Investments II, LLC, OfficeMax Incorporated, Wachovia Capital Markets, LLC, and Lehman Brothers Inc.	8-K	001-05057	10.1	12/17/2004

10.10	Indemnification Agreement dated December 13, 2004, between Wachovia Corporation, Lehman Brothers Holdings Inc., OMX Timber Finance Investments I, LLC, OMX Timber Finance Investments II, LLC, OfficeMax Incorporated, Wachovia Capital Markets, LLC, Lehman Brothers Inc.	8-K	001-05057	10.2	12/17/2004

10.11†	Executive Savings Deferral Plan	8-K	001-05057	10.2	12/15/2004

10.12†	2005 Deferred Compensation Plan	8-K	001-05057	10.3	12/15/2004

10.13†	2005 Directors Deferred Compensation Plan	8-K	001-05057	10.4	12/15/2004

10.14†	Directors Compensation Summary Sheet	10-K	001-05057	10.16	2/24/2012

10.15†	Form of OfficeMax Incorporated Nonstatutory Stock Option Agreement	8-K	001-05057	10.1	1/6/2005

10.16†	Executive Life Insurance Program	8-K	001-05057	10.1	2/16/2005

10.17†	Amendment to Executive Life Insurance Program	8-K	001-05057	—	4/21/2009

10.18†	Officer Annual Physical Program	8-K	001-05057	10.2	2/16/2005

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.19†	Amendment to Officer Annual Physical Program	8-K	001-05057	—	2/16/2010

10.20†	Financial Counseling Program	8-K	001-05057	10.3	2/16/2005

10.21†	Amendment to Financial Counseling Program	8-K	001-05057	—	2/16/2010

10.22†	Executive Officer Mandatory Retirement Policy	10-K	001-05057	10.31	3/16/2005

10.23†	1982 Executive Officer Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.4	3/2/2004

10.24†	Supplemental Early Retirement Plan for Executive Officers, as amended through September 26, 2003	10-K	001-05057	10.6	3/2/2004

10.25†	Boise Cascade Corporation (now OfficeMax Incorporated) Supplemental Pension Plan, as amended through September 26, 2003	10-K	001-05057	10.7	3/2/2004

10.26†	1980 Split Dollar Life Insurance Plan, as amended through September 25, 2003	10-K	001-05057	10.10	3/2/2004

10.27†	Form of Directors’ Indemnification Agreement, as revised September 26, 2003	10-K	001-05057	10.15	3/2/2004

10.28(2)†	Deferred Compensation and Benefits Trust, as amended for the Form of Sixth Amendment dated May 1, 2001	10-Q	001-05057	10	11/13/2001

10.29†	Director Stock Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.17	3/2/2004

10.30†	Directors Stock Option Plan, as amended through September 26, 2003	10-K	001-05057	10.18	3/2/2004

10.31†	2001 Key Executive Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.23	3/2/2004

10.32†	2001 Board of Directors Deferred Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.24	3/2/2004

10.33†	Key Executive Performance Unit Plan, as amended through September 26, 2003	10-K	001-05057	10.25	3/2/2004

10.33†	2003 Director Stock Compensation Plan, as amended through September 26, 2003	10-K	001-05057	10.26	3/2/2004

10.34	Amended and Restated Going Public Agreement dated as of May 17, 2005	8-K	001-05057	10.1	5/23/2005

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.35†	Amendment to the OfficeMax Incorporated 2003 Director Stock Compensation Plan	8-K	001-05057	—	2/20/2007

10.36†	Amendment to OfficeMax Incorporated Executive Savings Deferral Plan	8-K	001-05057	99.2	12/14/2005

10.37†	Form of 2007 Directors’ Restricted Stock Unit Award Agreement	8-K	001-05057	99.3	8/1/2007

10.38†	Form of 2008 Director Restricted Stock Unit Award Agreement	8-K	001-05057	99.2	7/29/2008

10.39†	Executive Officer Severance Pay Policy	10-Q	001-05057	10.4	11/6/2008

10.40†	Form of Executive Officer Change in Control Severance Agreement	10-Q	001-05057	10.5	11/6/2008

10.41†	Amendment to OfficeMax Incorporated 2005 Directors Deferred Compensation Plan	10-Q	001-05057	10.6	11/6/2008

10.42†	Form of Amendment of OfficeMax Incorporated Executive Savings Deferral Plan	8-K	001-05057	99.1	1/28/2009

10.43†	Form of 2009 Restricted Stock Unit Award Agreement (Performance Based)	8-K	001-05057	99.4	2/18/2009

10.44†	Form of 2009 Nonqualified Stock Option Award Agreement	8-K	001-05057	99.5	2/18/2009

10.45†	Bruce Besanko Change in Control Agreement dated February 16, 2009	8-K	001-05057	99.1	3/6/2009

10.46†	Bruce Besanko Nondisclosure and Noncompetition Agreement dated March 2, 2009	8-K	001-05057	99.2	3/6/2009

10.47†	Form of 2009 Director Restricted Stock Unit Award Agreement	8-K	001-05057	99.1	7/28/2009

10.48	Contribution Agreement between OfficeMax Incorporated and Evercore Trust Company, N.A., the independent fiduciary of the Master Trust, dated November 3, 2009	8-K	001-05057	99.1	11/4/2009

10.49	Registration Rights Agreement between OfficeMax Incorporated and Evercore Trust Company, N.A., the independent fiduciary of the Master Trust, dated as of November 3, 2009	8-K	001-05057	10.1	11/4/2009

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.50†	Transition and Retirement Agreement between Mr. Duncan and OfficeMax Incorporated dated February 11, 2010	8-K	001-05057	99.2	2/16/2010

10.51†	Form of 2010 Nonqualified Stock Option Award Agreement	8-K	001-05057	99.5	2/16/2010

10.52†	2003 OfficeMax Incentive and Performance Plan as amended and restated effective April 14, 2010	DEF14A	001-05057	Appendix A	3/4/2010

10.53†	Form of 2010 Restricted Stock Unit Award Agreement (Performance Based)	10-Q	001-05057	10.4	4/30/2010

10.54†	Form of 2010 Director Restricted Stock Unit Award Agreement	8-K	001-05057	99.2	8/3/2010

10.55†	Form of 2010 Restricted Stock Unit Award Agreement (Time Based)	8-K	001-05057	99.1	8/18/2010

10.56†	Employment Agreement between OfficeMax Incorporated and Ravi Saligram dated October 13, 2010	8-K	001-05057	10.1	10/19/2010

10.57†	Form of 2010 Nonqualified Stock Option Award Agreement between OfficeMax Incorporated and Ravi Saligram (first)	8-K	001-05057	10.3	10/19/2010

10.58†	Form of 2010 Nonqualified Stock Option Award Agreement between OfficeMax Incorporated and Ravi Saligram (second)	8-K	001-05057	10.4	10/19/2010

10.59†	Form of Restricted Stock Unit Award Agreement – Time-Based between OfficeMax Incorporated and Ravi Saligram	8-K	001-05057	10.5	10/19/2010

10.60†	Form of Change in Control Letter Agreement between OfficeMax Incorporated and Ravi Saligram	8-K	001-05057	10.6	10/19/2010

10.61†	Form of Nondisclosure and Fair Competition Agreement between OfficeMax Incorporated and Ravi Saligram	8-K	001-05057	10.7	10/19/2010

10.62†	Form of 2011 Annual Incentive Award Agreement	8-K	001-05057	99.1	2/15/2011

10.63†	Form of 2011 Restricted Stock Unit Award Agreement – Performance Based	8-K	001-05057	99.2	2/15/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.64†	Form of 2011 Nonqualified Stock Option Award Agreement	8-K	001-05057	99.3	2/15/2011

10.65†	Change in Control Agreement dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis	8-K	001-05057	99.1	6/3/2011

10.66†	Restricted Stock Unit Award Agreement – Time Based dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis	8-K	001-05057	99.2	6/3/2011

10.67†	Restricted Stock Unit Award Agreement – Performance Based dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis (first)	8-K	001-05057	99.3	6/3/2011

10.68†	Restricted Stock Unit Award Agreement – Performance Based dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis (second)	8-K	001-05057	99.4	6/3/2011

10.69†	Nonqualified Stock Option Award Agreement dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis	8-K	001-05057	99.5	6/3/2011

10.70†	Nondisclosure and Fair Competition Agreement dated as of May 2, 2011 between OfficeMax Incorporated and Mr. Michael Lewis	8-K	001-05057	99.6	6/3/2011

10.71†	Letter Agreement dated as of May 24, 2011 issued by OfficeMax Incorporated to Mr. Michael Lewis	8-K	001-05057	99.7	6/3/2011

10.72†	Form of 2011 Director Restricted Stock Unit Award Agreement	8-K	001-05057	99.2	8/2/2011

10.73	Second Amended and Restated Loan and Security Agreement, dated October 7, 2011, by and among the Company, certain of its subsidiaries as borrowers and guarantors, the lender parties thereto, Wells Fargo Bank, National Association as Administrative Agent, Bank of America, N.A. as Syndication Agent and JP Morgan Chase Bank, N.A. as Documentation Agent	8-K	001-05057	99.1	10/14/2011

10.74†	Change in Control Agreement dated as of July 26, 2011 between OfficeMax Incorporated and Mr. Steve Parsons	10-Q	001-05057	10.4	10/28/2011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.75†	Nondisclosure and Fair Competition Agreement dated as of July 25, 2011 between OfficeMax Incorporated and Mr. Steve Parsons	10-Q	001-05057	10.5	10/28/2011

10.76†	Waiver of Claims and General Release dated December 19, 2012 between Mr. Vero and OfficeMax Incorporated	8-K	001-05057	99.1	12/21/2012

10.77†	Letter to Mr. Vero dated November 4, 2012	8-K	001-05057	99.2	12/21/2012

10.78†	Change in Control Agreement dated as of November 21, 2011 between OfficeMax Incorporated and Mr. Jim Barr	10-K	001-05057	10.88	2/24/2012

10.79†	Nondisclosure and Fair Competition Agreement dated as of November 14, 2011 between OfficeMax Incorporated and Mr. Jim Barr	10-K	001-05057	10.89	2/24/2012

10.80†	2011 Nonqualified Stock Option Award Agreement dated as of November 14, 2011 between OfficeMax Incorporated and Mr. Jim Barr	10-K	001-05057	10.90	2/24/2012

10.81†	Form of 2012 Annual Incentive Award Agreement (Company)	8-K	001-05057	99.1	2/22/2012

10.82†	Form of 2012 Annual Incentive Award Agreement between OfficeMax Incorporated and Ravi Saligram	8-K	001-05057	99.2	2/22/2012

10.83†	Form of 2012 Nonqualified Stock Option Award Agreement	8-K	001-05057	99.3	2/22/2012

10.84†	Form of 2012 Performance-Based RSU Award Agreement	8-K	001-05057	99.4	2/22/2012

10.85†	Form of 2012 Performance Unit Award Agreement	8-K	001-05057	99.5	2/22/2012

10.86†	Form of 2012 Annual Incentive Award Agreement (Executive Vice President – Business Unit)	10-Q	001-05057	10.6	5/8/2012

10.87†	Change in Control Agreement dated as of April 11, 2012 between OfficeMax Incorporated and Mr. Ron Lalla	10-Q	001-05057	10.7	5/8/2012

10.88†	Nondisclosure and Fair Competition Agreement dated as of March 19, 2012 between OfficeMax Incorporated and Mr. Ron Lalla	10-Q	001-05057	10.8	5/8/2012

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit Number	Filing Date	Filed Herewith

10.89†	Change in Control Agreement dated as of April 5, 2012 between OfficeMax Incorporated and Mr. John Kenning	8-K	001-05057	99.1	4/12/2012

10.90†	Nondisclosure and Fair Competition Agreement dated as of April 2, 2012 between OfficeMax Incorporated and Mr. John Kenning	8-K	001-05057	99.2	4/12/2012

10.91†	Form of 2012 Director Restricted Stock Unit Award Agreement	8-K	001-05057	99.1	7/31/2012

10.92†	Form of 2004 Director Restricted Stock Award Agreement	8-K	001-05057	10.6	12/15/2004

11	Inapplicable

12	Inapplicable

13	Inapplicable

14(3)	Code of Ethics

16	Inapplicable

18	Inapplicable

21	Significant subsidiaries of the registrant					X

22	Inapplicable

23	Consent of KPMG LLP, independent registered public accounting firm (see page 95)					X

24	Inapplicable

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated					X

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

†	Indicates exhibits that constitute management contracts or compensatory plans or arrangements.
+	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.
*	These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
(1)	The Trust Indenture between Boise Cascade Corporation (now known as OfficeMax Incorporated) and Morgan Guaranty Trust Company of New York, Trustee, dated October 1, 1985, as amended, was filed as exhibit 4 in the Registration Statement on Form S-3 No. 33-5673, filed May 13, 1986. The Trust Indenture has been supplemented on seven occasions as follows: The First Supplemental Indenture, dated December 20, 1989, was filed as exhibit 4.2 in the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-3 No. 33-32584, filed December 20, 1989. The Second Supplemental Indenture, dated August 1, 1990, was filed as exhibit 4.1 in our Current Report on Form 8-K filed on August 10, 1990. The Third Supplemental Indenture, dated December 5, 2001, between Boise Cascade Corporation and BNY Western Trust Company, as trustee, to the Trust Indenture dated as of October 1, 1985, between Boise Cascade Corporation and U.S. Bank Trust National Association (as successor in interest to Morgan Guaranty Trust Company of New York) was filed as exhibit 99.2 in our Current Report on Form 8-K filed on December 10, 2001. The Fourth Supplemental Indenture dated October 21, 2003, between Boise Cascade Corporation and U.S. Bank Trust National Association was filed as exhibit 4.1 in our Current Report on Form 8-K filed on October 20, 2003. The Fifth Supplemental Indenture dated September 16, 2004, among Boise Cascade Corporation, U.S. Bank Trust National Association and BNY Western Trust Company was filed as exhibit 4.1 to our Current Report on Form 8-K filed on September 22, 2004. The Sixth Supplemental Indenture dated October 29, 2004, between OfficeMax Incorporated and U.S. Bank Trust National Association was filed as exhibit 4.1 to our Current Report on Form 8-K filed on November 4, 2004. The Seventh Supplemental Indenture, made as of December 22, 2004, between OfficeMax Incorporated and U.S. Bank Trust National Association was filed as exhibit 4.1 to our Current Report on Form 8-K filed on December 22, 2004. Each of the documents referenced in this footnote is incorporated herein by reference.
(2)	The Deferred Compensation and Benefits Trust, as amended and restated as of December 13, 1996, was filed as exhibit 10.18 in our Annual Report on Form 10-K for the fiscal year ended December 31, 1996. Amendment No. 4, dated July 29, 1999, to the Deferred Compensation and Benefits Trust was filed as exhibit 10.18 in our Annual Report on Form 10-K for the fiscal year ended December 31, 1999. Amendment No. 5, dated December 6, 2000, to the Deferred Compensation and Benefits Trust was filed as exhibit 10.18 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000. Amendment No. 6, dated May 1, 2001, to the Deferred Compensation and Benefits Trust was filed as exhibit 10 in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001. Each of the documents referenced in this footnote is incorporated herein by reference.
(3)	Our Code of Ethics can be found on our website investor.officemax.com by clicking on “Code of Ethics.”