Form 10-Q
period 2013-03-30
OFFICEMAX INC
filed 2013-05-08
CIK 12978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of April 26, 2013
Common Stock, $2.50 par value	87,004,694

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Income

(thousands, except per-share amounts)

	Three Months Ended
	March 30, 2013	March 31, 2012
	(unaudited)
Sales	$1,766,729	$1,872,912
Cost of goods sold and occupancy costs	1,307,869	1,390,136

Gross profit	458,860	482,776
Operating expenses
Operating, selling, and general and administrative expenses	435,420	439,662
Other operating expenses (income), net	(78,457)	25,266

Operating income	101,897	17,848
Interest expense	(16,685)	(18,364)
Interest income	10,762	10,819
Other income, net	351	240

Pre-tax income	96,325	10,543
Income tax expense	(38,673)	(3,629)

Net income attributable to OfficeMax and noncontrolling interest	57,652	6,914
Joint venture results attributable to noncontrolling interest	(810)	(1,526)

Net income attributable to OfficeMax	$56,842	$5,388
Preferred dividends	(507)	(530)

Net income available to OfficeMax common shareholders	$56,335	$4,858

Net income per common share
Basic	$0.65	$0.06
Diluted	$0.64	$0.06

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

(thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
	(unaudited)
Net income attributable to OfficeMax and noncontrolling interest	$57,652	$6,914
Other comprehensive income:
Cumulative foreign currency translation adjustment	1,266	14,744
Pension and postretirement liability adjustment, net of tax	2,739	2,261
Unrealized hedge income (loss), net of tax	—	(84)

Other comprehensive income	4,005	16,921

Comprehensive income attributable to OfficeMax and noncontrolling interest	$61,657	$23,835

Less:
Joint venture results attributable to noncontrolling interest	$810	$1,526
Cumulative foreign currency translation adjustment attributable to noncontrolling interest	1,588	2,006

Joint venture comprehensive income attributable to noncontrolling interest	$2,398	$3,532

Comprehensive income attributable to OfficeMax	$59,259	$20,303

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands)

	March 30, 2013	December 29, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$579,156	$495,056
Receivables, net	558,665	528,279
Inventories	717,126	812,454
Deferred income taxes and receivables	66,255	68,568
Other current assets	74,881	79,527

Total current assets	1,996,083	1,983,884
Property and equipment:
Land and land improvements	39,619	40,404
Buildings and improvements	497,815	501,055
Machinery and equipment	792,651	797,378

Total property and equipment	1,330,085	1,338,837
Accumulated depreciation	(988,186)	(986,611)

Net property and equipment	341,899	352,226
Intangible assets, net	80,800	80,765
Investment in Boise Cascade Holdings, L.L.C.	91,693	175,000
Timber notes receivable	817,500	817,500
Deferred income taxes	73,476	108,759
Other non-current assets	222,960	266,181

Total assets	$3,624,411	$3,784,315

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	March 30, 2013	December 29, 2012
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$591,949	$699,636
Income tax payable	3,896	4,222
Accrued expenses and other current liabilities:
Compensation and benefits	94,934	122,662
Other	229,790	219,889
Current portion of debt	10,607	10,232

Total current liabilities	931,176	1,056,641
Long-term debt, less current portion	226,552	225,962
Non-recourse debt	735,000	735,000
Other long-term items:
Compensation and benefits obligations	360,488	365,568
Deferred gain on sale of assets	94,185	179,757
Other long-term liabilities	134,402	142,397
Noncontrolling interest in joint venture	49,160	44,617
OfficeMax shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 608,565 and 608,693 shares outstanding	27,385	27,391
Common stock—$2.50 par value; 200,000,000 shares authorized; 86,984,543 and 86,883,521 shares outstanding	217,461	217,209
Additional paid-in capital	1,019,248	1,018,667
Accumulated deficit	(35,542)	(91,373)
Accumulated other comprehensive loss	(135,104)	(137,521)

Total OfficeMax shareholders’ equity	1,093,448	1,034,373

Total liabilities and shareholders’ equity	$3,624,411	$3,784,315

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
	(unaudited)
Cash provided by operations:
Net income attributable to OfficeMax and noncontrolling interest	$57,652	$6,914
Non-cash items in net income:
Deferred gain from investment in Boise Cascade Holdings, L.L.C.	(85,572)	—
Depreciation and amortization	18,356	19,091
Pension and other postretirement benefits expense	83	180
Deferred income tax expense	34,369	14,137
Other	834	25,165
Changes in operating assets and liabilities:
Receivables	(20,468)	25,580
Inventories	98,503	79,894
Accounts payable and accrued liabilities	(117,353)	(51,069)
Current and deferred income taxes	231	(15,677)
Collection of dividends receivable related to investment in Boise Cascade Holdings, L.L.C.	46,137	—
Other	88	(17,707)

Cash provided by operations	32,860	86,508
Cash provided by (used for) investment:
Expenditures for property and equipment	(28,363)	(15,532)
Return of investment in Boise Cascade Holdings, L.L.C.	83,307	—
Proceeds from sales of assets	3,438	1,591
Other	(997)	—

Cash provided by (used for) investment	57,385	(13,941)
Cash used for financing:
Cash dividends paid:
Common stock	(1,738)	—
Preferred stock	(2)	—
Borrowings (payments) of short-term debt, net	(33)	1,485
Borrowings of long-term debt	1,659	—
Payments of long-term debt	(1,128)	(989)
Proceeds from exercise of stock options	532	196
Payments related to other share-based compensation	—	(1,117)
Other	(4,660)	67

Cash used for financing	(5,370)	(358)
Effect of exchange rates on cash and cash equivalents	(775)	2,009

Increase in cash and cash equivalents	84,100	74,218
Balance at beginning of the period	495,056	427,111

Balance at end of the period	$579,156	$501,329

See accompanying notes to quarterly consolidated financial statements

Notes to Quarterly Consolidated Financial Statements (unaudited)

1. Basis of Presentation

Nature of Operations

OfficeMax Incorporated (“OfficeMax,” the “Company,” “we” or “our”) is a leader in both business-to-business and retail office products distribution. The Company provides office supplies and paper, print and document services, technology products and solutions, office furniture and facilities products to large, medium and small businesses, government offices and consumers. OfficeMax customers are served by approximately 29,000 associates through direct sales, catalogs, the Internet and a network of retail stores located throughout the United States, Canada, Australia, New Zealand and Mexico.

The accompanying quarterly consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries, except our 88%-owned subsidiary that formerly owned assets in Cuba that were confiscated by the Cuban government in the 1960s, which is accounted for as an investment due to various asset restrictions. We also consolidate the variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements are for the thirteen-week period ended on March 30, 2013 (also referred to as the “first quarter of 2013” or the “three months ended March 30, 2013”) and the thirteen-week period ended on March 31, 2012 (also referred to as the “first quarter of 2012” or the “three months ended March 31, 2012”). The Company’s fiscal year ends on the last Saturday in December. Due primarily to statutory requirements, the Company’s international businesses maintain fiscal years with December 31 year-ends, with the exception of Grupo OfficeMax S. de R.L. de C.V. (“Grupo OfficeMax”), our majority-owned joint-venture in Mexico, for which the fiscal year-end is the last Saturday in December beginning with the 2012 fiscal year. Grupo OfficeMax reported one month in arrears in the first quarter of 2012. This practice was discontinued in the fourth quarter of 2012, resulting in fiscal year 2012 including 13 months for Grupo OfficeMax. This change in accounting policy did not have a material impact on the Company’s financial statements.

The Company manages its business using three reportable segments: OfficeMax, Contract (“Contract segment” or “Contract”); OfficeMax, Retail (“Retail segment” or “Retail”); and Corporate and Other. Management reviews the performance of the Company based on these segments. We present information pertaining to our segments in Note 13, “Segment Information”.

The Company has prepared the quarterly consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Some information and note disclosures, which would normally be included in comprehensive annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those SEC rules and regulations. These quarterly consolidated financial statements should be read together with the consolidated financial statements and the accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

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

Recently Issued or Newly Adopted Accounting Standards

In February 2013, the FASB issued guidance which expands disclosure requirements for other comprehensive income. The guidance requires the reporting of the effect of the reclassification of items out of accumulated other comprehensive income on each affected net income line item. The guidance is effective for

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

interim and annual periods beginning on or after December 15, 2012 and is to be applied prospectively. This guidance, which was adopted for the first quarter of 2013, affects the presentation of certain elements of the Company’s financial statements, but these changes in presentation did not have a material impact on those financial statements.

2. Merger Agreement

On February 20, 2013, OfficeMax entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Office Depot, Inc. (“Office Depot”), Dogwood Merger Sub Inc., a wholly owned direct subsidiary of Office Depot (“Merger Sub Two”), Dogwood Merger Sub LLC, a wholly owned direct subsidiary of Office Depot (“Merger Sub Three”), Mapleby Holdings Merger Corporation, a wholly owned direct subsidiary of OfficeMax (“New OfficeMax”), and Mapleby Merger Corporation, a wholly owned direct subsidiary of New OfficeMax (“Merger Sub One”), pursuant to which, through a series of transactions, OfficeMax will become an indirect wholly-owned subsidiary of Office Depot and OfficeMax stockholders will become stockholders of Office Depot. Upon the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub One will be merged with and into OfficeMax (the “First Merger”), and OfficeMax will continue as the surviving corporation and become a wholly owned subsidiary of New OfficeMax, (ii) OfficeMax will be converted into a Delaware limited liability company (the “LLC Conversion”), (iii) Merger Sub Two will be merged with and into New OfficeMax (the “Second Merger”), and New OfficeMax will continue as the surviving corporation and become a wholly owned subsidiary of Office Depot, and (iv) New OfficeMax will be merged with and into Merger Sub Three (the “Third Merger” and, together with the First Merger, the LLC Conversion and the Second Merger, the “Merger Transactions”), and Merger Sub Three will continue as the surviving limited liability company. Upon completion of the Transactions, OfficeMax will be a wholly owned direct subsidiary of Merger Sub Three, and Merger Sub Three, in turn, will be a wholly owned direct subsidiary of Office Depot. The First Merger and the LLC Conversion, taken together, and the Second Merger and the Third Merger, taken together, are each intended to constitute a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

At the effective time of the First Merger, each share of OfficeMax common stock issued and outstanding immediately prior to the effective time of the First Merger will be converted into one share of common stock of New OfficeMax. Each of OfficeMax and New OfficeMax will take all actions as may be necessary so that at the effective time of the First Merger, each OfficeMax stock option and each other OfficeMax stock-based award will, automatically and without any action on behalf of the holder thereof, be converted into a stock option or award, as the case may be, denominated in, or measured in whole or in part by the value of, shares of capital stock of New OfficeMax.

At the effective time of the Second Merger, each share of New OfficeMax common stock issued and outstanding immediately prior to the effective time of the Second Merger (excluding any shares held by Office Depot, Merger Sub Two or in treasury, which shares will be cancelled and no payment will be made with respect to such shares) will be converted into the right to receive 2.69 shares of Office Depot common stock (the “exchange ratio”), together with cash in lieu of fractional shares, if any, and unpaid dividends and distributions, if any, pursuant to the Merger Agreement.

The exchange ratio is fixed and will not be adjusted for changes in the market value of shares of Office Depot common stock or OfficeMax common stock. Because the exchange ratio was fixed at the time the Merger Agreement was executed and because the market value of Office Depot common stock and OfficeMax common stock will fluctuate during the pendency of the transactions, OfficeMax stockholders cannot be sure of the value of the shares of Office Depot common stock they will receive relative to the value of their shares of OfficeMax common stock.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Prior to the closing of the Merger Transactions (the “Closing”), OfficeMax will redeem each issued and outstanding share of OfficeMax Series D preferred stock for shares of OfficeMax common stock (excluding any shares of OfficeMax Series D preferred stock surrendered by the holder for conversion) in accordance with the Certificate of Designation for the OfficeMax Series D preferred stock. The shares of OfficeMax common stock issued upon such redemption or conversion will then be converted at the effective time of the Second Merger into the right to receive shares of Office Depot common stock in accordance with the exchange ratio, together with cash in lieu of fractional shares, if any, and unpaid dividends and distributions, if any, pursuant to the Merger Agreement.

In connection with the Second Merger, each outstanding New OfficeMax stock option will be converted into an option to purchase, on the same terms and conditions as the New OfficeMax stock option, a number of shares of Office Depot common stock that is equal to the number of shares of New OfficeMax common stock subject to the New OfficeMax stock option multiplied by the exchange ratio, at an exercise price per share of Office Depot common stock equal to the exercise price per share of New OfficeMax common stock subject to the New OfficeMax stock option divided by the exchange ratio. Each other New OfficeMax stock-based award will be converted as a result of the Second Merger into an award, on the same terms and conditions as the New OfficeMax stock-based award, with respect to a number of shares of Office Depot common stock that is equal to the number of shares of New OfficeMax common stock underlying such New OfficeMax stock-based award multiplied by the exchange ratio, except that any then outstanding New OfficeMax stock-based awards that vest based on the attainment of performance goals with a performance period that has not completed prior to the closing date will be converted into time-based awards that will vest at target levels at the originally scheduled vesting date, subject to any accelerated vesting upon a qualifying termination of employment in accordance with the terms of the 2003 OfficeMax Incentive and Performance Plan.

The Closing is subject to various conditions, including (i) approval of OfficeMax’s stockholders; (ii) approval of Office Depot’s stockholders; (iii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) receipt of approvals or clearances required under the Canadian Competition Act and the Mexican Federal Law on Economic Competition; (v) there being no law or injunction, or agreement with a governmental authority under any antitrust laws, prohibiting consummation of the Merger Transactions; (vi) the effectiveness of a registration statement on Form S-4 under the Securities Act of 1933, as amended, with respect to shares of Office Depot common stock to be issued pursuant to the Merger Agreement; (vii) approval for listing such shares on the New York Stock Exchange upon completion of the Second Merger; (viii) subject to certain exceptions, the accuracy of the representations and warranties of the parties; (ix) compliance by the parties in all material respects with their respective obligations and covenants; (x) the delivery of opinions from counsel to each of OfficeMax and Office Depot that the Merger Transactions will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended; and (xi) the absence of a material adverse effect. In addition, OfficeMax’s obligation to consummate the Merger Transactions is subject to the completion of certain transactions by and with the holder of Office Depot’s convertible preferred stock.

The Merger Agreement contains certain termination rights in favor of OfficeMax and Office Depot, including if the Merger Transactions are not completed on or before December 31, 2013 (which date will be automatically extended to April 30, 2014 if certain conditions to Closing related to antitrust approvals have not been satisfied) and if the approval of the stockholders of either OfficeMax or Office Depot is not obtained. The Merger Agreement also provides that, upon termination of the Merger Agreement under certain circumstances, including termination of the Merger Agreement by OfficeMax or Office Depot as a result of an adverse change of recommendation of the other party’s board of directors, OfficeMax may be required to pay Office Depot, or Office Depot may be required to pay OfficeMax, a termination fee of $30 million.

During the first quarter of 2013, we recorded $6.9 million of expenses related to the proposed Merger Transactions which are included in other operating expenses, net in the Consolidated Statements of Income.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

3. Facility Closure Reserves

We conduct regular reviews of our real estate portfolio to identify underperforming facilities, and close those facilities that are no longer strategically or economically beneficial. We record a liability for the cost associated with a facility closure at its estimated fair value in the period in which the liability is incurred, primarily the location’s cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. These facility closure charges are included in other operating expenses (income), net in the Consolidated Statements of Income. Accretion expense is recognized over the life of the required payments and is included in operating, selling, and general and administrative expenses in the Consolidated Statements of Income.

During the first three months of 2012, we recorded facility closure charges of $25.3 million in our Retail segment primarily related to the closure of 15 underperforming domestic stores prior to the end of their lease terms. There were no such charges recorded in the first quarter of 2013.

Facility closure reserve account activity during the first three months of 2013 was as follows:

Total
(thousands)
Balance at December 29, 2012	$74,643
Cash payments	(7,540)
Accretion	562

Balance at March 30, 2013	$67,665

Reserve balances were classified in the Consolidated Balance Sheets as follows:

March 30, 2013
(thousands)
Accrued expenses and other current liabilities - Other	$21,439
Other long-term liabilities	46,226

Total	$67,665

The facilities closure reserve consisted of the following:

March 30, 2013
(thousands)
Estimated future lease obligations	$116,207
Less: anticipated sublease income	(48,542)

Total	$67,665

4. Severance and Other Charges

Over the past few years, we have incurred significant charges related to Company personnel restructuring and reorganizations. There were no such charges in the first quarters of 2013 or 2012.

As of March 30, 2013, $4.0 million of the severance charges remain unpaid and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

5. Timber Notes/Non-Recourse Debt

In October 2004, we sold our timberland assets in exchange for $15 million in cash plus credit-enhanced timber installment notes in the amount of $1,635 million (the “Installment Notes”). The Installment Notes were issued by single-member limited liability companies formed by affiliates of Boise Cascade, L.L.C. (the “Note Issuers”). The Installment Notes are 15-year non-amortizing obligations and were issued in two equal $817.5 million tranches bearing interest at 5.11% and 4.98%, respectively. In order to support the issuance of the Installment Notes, the Note Issuers transferred a total of $1,635 million in cash to Lehman Brothers Holdings Inc. (“Lehman”) and Wells Fargo & Company (“Wells”) (which at the time was Wachovia Corporation) ($817.5 million to each of Lehman and Wells). Lehman and Wells issued collateral notes (the “Collateral Notes”) to the Note Issuers. Concurrently with the issuance of the Installment and Collateral Notes, Lehman and Wells guaranteed the respective Installment Notes and the Note Issuers pledged the Collateral Notes as security for the performance of the Installment Note obligations.

In December 2004, we completed a securitization transaction in which the Company’s interests in the Installment Notes and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries. The subsidiaries pledged the Installment Notes and related guarantees and issued securitized notes (the “Securitization Notes”) in the amount of $1,470 million ($735 million through the structure supported by the Lehman guaranty and $735 million through the structure supported by the Wells guaranty). As a result of these transactions, we received $1,470 million in cash. Recourse on the Securitization Notes is limited to the proceeds of the applicable pledged Installment Notes and underlying Lehman or Wells guaranty, and therefore there is no recourse against OfficeMax. The Securitization Notes are 15-year non-amortizing, and were issued in two equal $735 million tranches paying interest of 5.54% and 5.42%, respectively. The Securitization Notes are reported as non-recourse debt in the Company’s Consolidated Balance Sheets.

On September 15, 2008, Lehman, the guarantor of half of the Installment Notes and the Securitization Notes, filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under chapter 11 of the United States Bankruptcy Code. Lehman’s bankruptcy filing constituted an event of default under the $817.5 million Installment Note guaranteed by Lehman (the “Lehman Guaranteed Installment Note”). During the third quarter of 2012, we entered into an agreement that extinguished the Securitization Notes guaranteed by Lehman. Upon effectiveness of the agreement, the trustee for the Securitization Note holders released OfficeMax and its affiliates from the non-recourse liabilities following the transfer from OfficeMax to the trustee for the Securitization Note holders of the claims arising from the bankruptcy, the Lehman Guaranteed Installment Note and the related guaranty.

At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability of $529 million until 2020, the maturity date for the Installment Notes. In the third quarter of 2012, as a result of the agreement transferring our rights to the remaining receivable and the extinguishment of Securitization Notes guaranteed by Lehman, $269 million of the deferred tax gain was recognized. At March 30, 2013, the remaining deferred tax gain of $260 million is related to the Installment Notes guaranteed by Wells (the “Wells Guaranteed Installment Notes”), and will be recognized upon maturity.

Through March 30, 2013, we have received all payments due under the Wells Guaranteed Installment Notes, which have consisted only of interest due on the notes, and have made all payments due on the related Securitization Notes guaranteed by Wells, again consisting only of interest due. As all amounts due on the Wells Guaranteed Installment Notes are current and we have no reason to believe that we will not be able to collect all amounts due according to the contractual terms of the Wells Guaranteed Installment Notes, the notes are reflected in our Consolidated Balance Sheets at their original principal amount of $817.5 million. The Wells Guaranteed Installment Notes and related Securitization Notes are scheduled to mature in 2020 and 2019,

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Wells Guaranteed Installment Notes.

6. Net Income Per Common Share

Basic net income per common share is calculated using net income available to holders of our common stock divided by the weighted average number of shares of common stock outstanding during the applicable periods presented. Diluted net income per common share is similar to basic net income per common share except that the weighted average number of shares of common stock outstanding is increased to include, if their inclusion is dilutive, the number of additional shares of common stock that would have been outstanding assuming the issuance of all potentially dilutive shares, such as common stock to be issued upon the exercise of stock options, the vesting of restricted stock units, and the conversion of outstanding preferred stock. Net income per common share was determined by dividing net income, as adjusted, by weighted average shares outstanding as follows:

	Three Months Ended
	March 30, 2013	March 31, 2012
	(thousands, except per- share amounts)
Net income available to OfficeMax common shareholders	$56,335	$4,858
Average shares—basic	86,902	86,341

Net income available to OfficeMax common shareholders per common share:
Basic	$0.65	$0.06

	Three Months Ended
	March 30, 2013	March 31, 2012
	(thousands, except per- share amounts)
Net income available to OfficeMax common shareholders	$56,335	$4,858

Average shares—basic	86,902	86,341
Restricted stock, stock options, preferred share conversion and other(a)(b)	1,396	985

Average shares—diluted	88,298	87,326
Diluted net income attributable to OfficeMax per common share:
Diluted	$0.64	$0.06

(a)	The assumed conversion of outstanding preferred stock was anti-dilutive in all periods presented, and therefore no adjustment was required to determine diluted net income from continuing operations or average shares-diluted.
(b)	Options to purchase 2.3 million and 3.3 million shares of common stock were outstanding during the first three months of 2013 and 2012, respectively, but were not included in the computation of diluted income per common share because the impact would have been anti-dilutive as the option price was higher than the average market price during those periods.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

7. Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and multiple state and foreign jurisdictions. Years prior to 2010 are no longer subject to U.S. Federal income tax examination. During the first quarter of 2013, the Company received notice that all audit work related to U.S. federal income tax returns for the years 2006 through 2009 is complete and closed. The Company is no longer subject to state income tax examinations by tax authorities in its major state jurisdictions for years before 2003, and the Company is no longer subject to income tax examinations prior to 2005 for its major foreign jurisdictions.

As discussed in Note 5, “Timber Notes/Non-Recourse Debt,” at the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability until 2020, the maturity date for the Installment Notes. As the tax gain associated with the Lehman Guaranteed Installment Note was recognized in 2012, the remaining tax liability of $260 million at March 30, 2013, is related to the Wells Guaranteed Installment Notes and will be recognized when the Wells Guaranteed Installment Notes are paid.

As of March 30, 2013, the Company had $6.3 million of total unrecognized tax benefits, $6.2 million of which would affect the Company’s effective tax rate if recognized. Any future adjustments would result from the effective settlement of tax positions with various tax authorities. The Company does not anticipate any tax settlements to occur within the next twelve months. The reconciliation of the beginning and ending unrecognized tax benefits is as follows:

Amount
(thousands)
Unrecognized gross tax benefits balance at December 29, 2012	$6,337
Increase related to prior year tax positions	15
Decrease related to prior year tax positions	(5)
Settlements	(2)

Unrecognized tax benefits balance at March 30, 2013	$6,345

During the first three months of 2013 and 2012, cash payments, net of refunds received, for income taxes were as follows:

	2013	2012
	(thousands)
Cash tax payments, net	$4,073	$5,169

8. Investment in Boise Cascade Holdings, L.L.C.

In connection with the sale of the paper, forest products and timberland assets in 2004, we invested $175 million in affiliates of Boise Cascade, L.L.C. Due to restructurings conducted by those affiliates, our investment is currently in Boise Cascade Holdings, L.L.C., a building products company.

Our investment in Boise Cascade Holdings, L.L.C. (the “Boise Investment”) is accounted for under the cost method, as Boise Cascade Holdings, L.L.C. does not maintain separate ownership accounts for its members’ interests, and we do not have the ability to significantly influence the operating and financial policies of Boise Cascade Holdings, L.L.C. In exchange for investing in Boise Cascade Holdings, L.L.C., we received voting securities and non-voting securities.

A subsidiary of Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C., filed a registration statement with the SEC in November 2012 to register stock for an initial public offering (the “Boise IPO”). Boise Cascade, L.L.C.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

completed the Boise IPO on February 11, 2013 and became Boise Cascade Company. In connection with the Boise IPO, Boise Cascade Holdings, L.L.C.’s equity interest in Boise Cascade, L.L.C. was automatically exchanged for 29.7 million shares of common stock of Boise Cascade Company. Subsequent to the Boise IPO, Boise Cascade Holdings, L.L.C. executed a Fourth Amended and Restated Operating Agreement on February 26, 2013, pursuant to which Boise Cascade Holdings, L.L.C.’s existing Series B and Series C common units were exchanged for newly issued common units of Boise Cascade Holdings L.L.C., after which OfficeMax owns 5.9 million of the outstanding 29.7 million common units of Boise Cascade Holdings, L.L.C., representing a 20.01% ownership interest in Boise Cascade Holdings, L.L.C.

The non-voting securities of Boise Cascade Holdings, L.L.C. were redeemed at the original investment amount of $66 million in February 2013. Prior to the redemption, the non-voting securities accrued dividends daily at the rate of 8% per annum on the liquidation value plus the accumulated dividends. These dividends accumulated semiannually to the extent not paid in cash on the last day of June and December. The accumulated dividend receivable of $46.1 million was also collected in February 2013. Our policy was to record the income associated with these dividends as a reduction of operating, selling and general and administrative expenses in the Consolidated Statements of Income, and we recognized dividend income of $1.0 million and $2.1 million during the first three months of 2013 and 2012, respectively.

The income associated with the dividends on the non-voting equity securities ceased in the first quarter of 2013 as a result of the redemption of those securities. The voting securities do not accrue dividends. However, in February 2013, we received a distribution of $17.3 million related to the voting equity securities, which was recorded as a reduction in the carrying value of the Boise Investment. In April of 2013, we received an additional distribution of $4.4 million.

The Boise Investment represented a continuing involvement in the operations of the business we sold in 2004. Therefore, $179.8 million of gain realized from the sale was deferred. The redemption of the non-voting equity securities, as well as the distribution related to the voting equity securities, triggered recognition of a pre-tax operating gain of $85.6 million. The gain was reported, net of fees, as $85.4 million of income in operating expenses (income), net in the Consolidated Statements of Income. The remaining $94.2 million of deferred gain attributable to the voting equity securities will be recognized in earnings as the Company’s investment is reduced.

As of March 30, 2013, based on the trading value of the publicly traded shares of Boise Cascade Company on that date, there was no indication of impairment of the Boise Investment.

9. Debt

Credit Agreements

On October 7, 2011, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with a group of banks. The Credit Agreement permits the Company to borrow up to a maximum of $650 million, of which $50 million is allocated to the Company’s Canadian subsidiary and $600 million is allocated to the Company and its other participating U.S. subsidiaries, in each case subject to a borrowing base calculation that limits availability to a percentage of eligible trade and credit card receivables plus a percentage of the value of eligible inventory less certain reserves. The Credit Agreement may be increased (up to a maximum of $850 million) at the Company’s request and the approval of the lenders participating in the increase, or may be reduced from time to time at the Company’s request, in each case according to the terms detailed in the Credit Agreement. Letters of credit, which may be issued under the Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. At the end of the first quarter of 2013, the Company was in compliance with all covenants under the Credit Agreement. The Credit Agreement will expire on October 7, 2016.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Borrowings under the Credit Agreement are subject to interest at rates based on either the prime rate, the federal funds rate, LIBOR or the Canadian Dealer Offered Rate. An additional percentage, which varies depending on the level of average borrowing availability, is added to the applicable rates. Fees on letters of credit issued under the Credit Agreement are charged at rates between 1.25% and 2.25% depending on the type of letter of credit (i.e., stand-by or commercial) and the level of average borrowing availability. The Company is also charged an unused line fee of between 0.375% and 0.5% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit. The fees on letters of credit were 1.75% and the unused line fee was 0.5% at the end of the first quarter of 2013.

Availability under the Credit Agreement at the end of the first quarter of 2013 was as follows:

Total
(millions)
Maximum aggregate available borrowing amount	$598.5
Less: Stand-by letters of credit	38.0

Amount available for borrowing	$560.5

There were no borrowings under the Company’s Credit Agreement during the first three months of 2013.

Other

At the end of the first quarter of 2013, Grupo OfficeMax had total outstanding borrowings of $10.6 million. This included $2.2 million outstanding under a 60-month installment note due in the first quarter of 2014 and $2.1 million outstanding under a 54-month installment note due in the third quarter of 2014. Payments on the installment loans are made monthly. The remaining $6.3 million of borrowings is a simple revolving loan. Recourse on the Grupo OfficeMax loans is limited to Grupo OfficeMax. The installment loan maturing in the third quarter of 2014 is secured by certain owned property of Grupo OfficeMax. All other Grupo OfficeMax loan facilities are unsecured.

Cash Paid for Interest

Cash payments for interest were $4.5 million and $4.8 million during the first three months of 2013 and 2012, respectively. There were no interest payments related to the Securitization Notes for the first three months of 2013 and 2012.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

10. Financial Instruments, Derivatives and Hedging Activities

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (non-derivatives), short-term borrowings and trade accounts payable approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at March 30, 2013 and December 29, 2012. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	March 30, 2013
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable - Wells	$—	$973,539	$—	$973,539	$817,500
Boise Investment	$—	$206,854	$—	$206,854	$91,693
Financial liabilities:
Recourse debt	$83,435	$150,770	$—	$234,205	$237,159
Non-recourse debt - Wells	$—	$892,420	$—	$892,420	$735,000

	December 29, 2012
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable - Wells	$—	$986,365	$—	$986,365	$817,500
Financial liabilities:
Recourse debt	$—	$229,431	$—	$229,431	$236,194
Non-recourse debt - Wells	$—	$903,912	$—	$903,912	$735,000

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

The carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•

Timber notes receivable: Timber notes receivable as of March 30, 2013 consists solely of the Wells Guaranteed Installment Notes. The fair value of the Wells Guaranteed Installment Notes is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 inputs).

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

•

Boise Investment: The fair value of the Boise Investment is calculated as the sum of the market value of OfficeMax’s indirect investment in Boise Cascade Company, the primary investment of Boise Cascade Holdings, Inc., plus OfficeMax’s portion of any cash held by Boise Cascade Holdings, L.L.C. as of the balance sheet date (together, Level 2 inputs). OfficeMax’s indirect investment in Boise Cascade Company is calculated using the number of shares OfficeMax indirectly holds in Boise Cascade Company multiplied by the closing stock price of Boise Cascade Company as of the last trading day prior to the balance sheet date. Prior to the first quarter of 2013, it was not considered practicable to estimate the fair value of the Boise Investment. Boise Cascade Holdings, L.L.C. and its subsidiaries were untraded companies without observable market inputs. However, as discussed in Note 8, “Investment in Boise Cascade Holdings, L.L.C.,” Boise Cascade Company became a publicly traded company through the Boise IPO executed in the first quarter of 2013. As of March 30, 2013, the Boise Investment constitutes an indirect interest in Boise Cascade Company’s publicly traded securities (NYSE: BCC). The availability of quoted market prices for the indirect investment makes the estimate of fair value practicable beginning in the first quarter of 2013.

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

•

Non-recourse debt: Non-recourse debt as of March 30, 2013 consists solely of the Securitization Notes supported by Wells. The fair value of the Securitization Notes supported by Wells is estimated by discounting the future cash flows of the instrument at rates currently available to the Company for similar instruments of comparable maturities (Level 2 inputs).

During the first three months of 2013, there were no significant changes to the techniques used to measure fair value except as noted above for the estimate of fair value of the Boise Investment. Other than routine borrowings and payments of recourse debt, there were no changes to the financial instruments for which fair value is being calculated. Any changes in the level of inputs for recourse debt is due to the existence or nonexistence of trades on the measurement date from which to obtain unadjusted quoted prices.

Derivatives and Hedging Activities

Changes in foreign currency exchange rates expose us to financial market risk. We occasionally use derivative financial instruments, such as forward exchange contracts, to manage our exposure associated with commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. We do not enter into derivative instruments for any other purpose. We do not speculate using derivative instruments. The fair values of derivative financial instruments were not material at the end of the first quarter of 2013 or at 2012 fiscal year-end.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

11. Retirement and Benefit Plans

Components of Net Periodic Benefit Cost (Income)

The following represents the components of net periodic benefit cost (income) for pension and other postretirement benefits which are recorded in operating, selling and general and administrative expense in the Consolidated Statements of Income:

	Three Months Ended
	Pension Benefits		Other Postretirement Benefits
	March 30, 2013	March 31, 2012	March 30, 2013	March 31, 2012
	(thousands)
Service cost	$779	$943	$87	$73
Interest cost	11,941	16,158	221	235
Expected return on plan assets	(17,379)	(20,773)	—	—
Recognized actuarial loss	5,322	4,491	100	55
Amortization of prior service credits	—	—	(988)	(1,002)

Net periodic benefit cost (income)	$663	$819	$(580)	$(639)

Cash Flows

We expect to make $3.3 million of contributions to the Company’s pension plans in 2013, which we expect to fund with cash. As of March 30, 2013, $0.8 million in cash has been contributed in 2013.

12. Share-Based Compensation

The Company sponsors several share-based compensation plans. The Company recognizes compensation expense from all share-based payment transactions with employees in the consolidated financial statements at fair value. Pre-tax compensation costs related to the Company’s share-based plans were $2.4 million and $2.8 million for the first three months of 2013 and 2012, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the Consolidated Statements of Income for share-based compensation arrangements was $1.0 million and $1.1 million for the first three months of 2013 and 2012, respectively.

Restricted Stock and Restricted Stock Units

Restricted stock is restricted until it vests and cannot be sold by the recipient until its restrictions have lapsed. Each restricted stock unit (“RSU”) is convertible into one share of common stock after its restrictions have lapsed. The Company recognizes compensation expense related to these awards over the vesting periods based on the awards’ grant date fair values. The Company calculates the grant date fair value of the RSU awards by multiplying the number of RSUs by the closing price of the Company’s common stock on the grant date. If these awards contain performance criteria the grant date fair value is set assuming performance at target, and management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. Pre-tax compensation expense and additional paid-in capital related to restricted stock and RSU awards was $1.2 million and $0.7 million for the first three months of 2013 and 2012, respectively. The remaining compensation expense to be recognized related to outstanding restricted stock and RSU awards, net of estimated forfeitures, is approximately $14.0 million and will be recognized through the first quarter of 2016.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

A summary of restricted stock and RSU activity for the first three months of 2013 is presented in the following table:

	Shares	Weighted-Average Grant Date Fair Value Per Common Share
Unvested, December 29, 2012	1,317,756	$10.70
Granted	1,329,171	11.73
Vested	(716)	33.73
Forfeited	(602,718)	12.52

Unvested, March 30, 2013	2,043,493	$10.82

Unvested restricted stock and RSUs are not included as shares outstanding in the calculation of basic earnings per share, but, except as described below, are included in the number of shares used to calculate diluted earnings per share as long as all applicable performance criteria are met, and their effect is dilutive. In the above table, granted RSUs include 216,730 shares of performance-based RSUs reserved for in 2012 which were not considered granted or outstanding until 2013 when the associated performance measures were established. Unvested RSUs outstanding at March 30, 2013 in the above table do not include 207,753 shares of performance-based RSUs that were reserved for issuance in 2012 for which associated performance measures have not yet been established. Therefore, they are not considered granted or outstanding. All of those RSUs have been excluded from the number of shares used to calculate diluted earnings per share.

There are 859,507 unvested performance based RSUs as of March 30, 2013 that would be converted into time based RSUs upon completion of the Merger Transactions, including the 207,753 shares of performance-based RSUs discussed above that have been reserved for issuance but are not considered granted in the above table. For more information related to the Merger Transactions, see Note 2, “Merger Agreement.”

Stock Options

The Company’s stock options are issued with an exercise price equal to fair market value on the grant date and typically expire within seven years of the grant date. Stock options granted under the 2003 OfficeMax Incentive and Performance Plan generally vest over a three year period. Pre-tax compensation expense related to stock options was $1.2 million and $2.1 million for the first three months of 2013 and 2012, respectively. The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is approximately $3.8 million and will be recognized through the fourth quarter of 2016.

A summary of stock option activity for the first three months of 2013 is presented in the following table:

	Shares	Wtd. Avg. Exercise Price
Balance at December 29, 2012	5,212,738	$10.57
Options granted	3,500	9.76
Options exercised	(100,016)	5.32
Options forfeited and expired	(113,173)	8.89

Balance at March 30, 2013	5,003,049	$10.71

Exercisable at March 30, 2013	2,881,728
Weighted average fair value of options granted (Black-Scholes) during 2013	$5.07

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

The following table provides summarized information about stock options outstanding at March 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.50	11,171	—	$2.50	11,171	$2.50
$4.00 – $9.99	2,660,848	5.2	5.52	1,132,394	5.14
$10.00 – $15.99	656,690	4.0	14.04	607,344	14.34
$16.00 – $17.00	679,840	4.9	16.86	464,819	16.86
$18.00 – $19.00	975,000	4.6	18.15	650,000	18.15
$24.00 – $37.00	16,000	1.4	30.37	16,000	30.37

At March 30, 2013, the aggregate intrinsic value was $16.5 million for outstanding stock options and $7.5 million for those stock options that were exercisable. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company’s closing stock price on the last trading day of the first quarter of 2013 and the exercise price, multiplied by the number of in-the-money stock options at the end of the quarter).

During the first three months of 2013, the Company granted stock options for 3,500 shares of our common stock and estimated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 0.63%, expected annual dividends of $0.08 per share, expected life of 4.5 years and expected stock price volatility of 69.94%.

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

Contract distributes a broad line of items for the office, including office supplies and paper, technology products and solutions, office furniture, print and document services and facilities products. Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices and consumers in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Australia and New Zealand, through office products stores. Substantially all products sold by Contract are purchased from third-party manufacturers or industry wholesalers. Contract purchases office papers for its businesses in the U.S., Canada, and Puerto Rico primarily from Boise White Paper, L.L.C., under a paper supply contract entered into on June 25, 2011.

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

Management evaluates the segments’ performances using segment income (loss) which is based on operating income (loss) after eliminating the effect of certain legacy operating items such as income associated with our Boise Investment and certain other operating items such as store closure costs and costs related to the proposed Merger Transactions, all of which are not indicative of our core operations.

The following tables contain details of the Company’s operations by segment:

	Sales	Segment income (loss)	Other operating (expenses) income, net	Operating income (loss)
	(thousands)
Three months ended March 30, 2013
Contract	$921,291	$15,429	$—	$15,429
Retail	845,438	16,223	—	16,223
Corporate and Other	—	(9,259)	79,504	70,245

Total	$1,766,729	$22,393	$79,504	$101,897

Three months ended March 31, 2012
Contract	$960,583	$27,086	$—	$27,086
Retail	912,329	22,825	(25,266)	(2,441)
Corporate and Other	—	(8,866)	2,069	(6,797)

Total	$1,872,912	$41,045	$(23,197)	$17,848

Interest expense, interest income, and other income, net are not recorded by segments.

14. Shareholders’ Equity and Noncontrolling Interest

The following table reflects changes in shareholders’ equity and noncontrolling interest for the first three months of 2013.

	Shareholders’ Equity	Noncontrolling Interest
	(thousands)
Balance at December 29, 2012	$1,034,373	$44,617
Comprehensive income:
Net income attributable to OfficeMax and noncontrolling interest	56,842	810
Other comprehensive income:
Foreign currency translation adjustments	(322)	1,588
Amortization of unrecognized retirement and benefit costs, net of tax	2,739	—

Comprehensive income attributable to OfficeMax and noncontrolling interest	59,259	2,398
Preferred stock dividends	(1,012)	—
Stock-based compensation activity	2,986	—
Non-controlling interest fair value adjustment	(2,157)	2,157
Other	(1)	(12)

Balance at March 30, 2013	$1,093,448	$49,160

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Changes in Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component includes the following for the first three months of 2013:

	Pension and Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(thousands)
Balance at December 29, 2012	$(288,450)	$150,929	$(137,521)
Other comprehensive income (loss) before reclassifications	—	(322)	(322)
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of unrecognized retirement and benefit costs	4,434	—	4,434

Current period other comprehensive income (loss)	4,434	(322)	4,112
Income taxes	(1,695)	—	(1,695)

Net current period other comprehensive income (loss)	2,739	(322)	2,417

Balance at March 30, 2013	$(285,711)	$150,607	$(135,104)

All amounts reclassified out of accumulated other comprehensive income (loss) were recorded in operating, selling, and general and administrative expenses in the Consolidated Statements of Income.

15. Commitments and Guarantees

Commitments

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the first quarter of 2013, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $48.2 million. This represents an increase in the estimated purchase price from the prior year which is attributable to higher market multiples for similar companies as of the measurement date and higher earnings for Grupo OfficeMax. As the estimated purchase price was greater than the carrying value of the noncontrolling interest as of the end of the year, the Company recorded an adjustment to state the noncontrolling interest at the estimated purchase price, and, as the estimated purchase price approximates fair value, the offset was recorded to additional paid-in capital.

16. Legal Proceedings and Contingencies

Eight putative class action lawsuits challenging the Merger Transactions have been filed to date on behalf of a putative class consisting of OfficeMax stockholders. Six lawsuits have been filed in the Circuit Court of the Eighteenth Judicial Circuit of DuPage County, Illinois: (i) Venkata S. Donepudi v. OfficeMax Incorporated, et al. (Case Number 2013L000188), filed on February 25, 2013; (ii) Beth Koeneke v. OfficeMax Incorporated, et al. (Case Number 2013CH00076), filed on February 28, 2013; (iii) Marc Schmidt v. Saligram, et al. (Case Number 2013MR000411), filed on March 13, 2013; (iv) The Feivel & Helene Gottlieb Defined Benefit Pension Plan v. OfficeMax Incorporated, et al. (Case Number 2013L000246), filed on March 14, 2013; (v) Norman Klumpp v.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Bryant et al. (Case Number 2013CH1107), filed on March 28, 2013; and (vi) J. David Lewis v. OfficeMax Incorporated, et al. (Case Number 2013CH001123), filed on March 29, 2013.

These lawsuits name OfficeMax, Office Depot, Inc., and the directors of OfficeMax, among others, as defendants. Each of the lawsuits is brought by a purported holder or holders of OfficeMax common stock, both individually and on behalf of a putative class of OfficeMax stockholders. The lawsuits generally allege, among other things, that the directors of OfficeMax breached their fiduciary duties to OfficeMax stockholders by agreeing to a transaction with inadequate and unfair consideration and pursuant to an inadequate and unfair process. The lawsuits further allege that OfficeMax and Office Depot, Inc. among others aided and abetted the OfficeMax directors in the breach of their fiduciary duties. The lawsuits seek, in general, (i) injunctive relief enjoining, preliminarily and permanently, the Merger Transactions, (ii) in the event that the Merger Transactions are consummated, rescission or an award of rescissory damages, (iii) an award of plaintiffs’ costs, including fees and expenses of attorneys and experts, and (iv) imposition of a constructive trust on behalf of the putative class members upon any benefits improperly received by defendants. All six lawsuits have been consolidated and a consolidated amended complaint was filed on April 26, 2013.

Two additional putative class action lawsuits challenging the Merger Transactions were filed in the United States District Court, Northern District of Illinois: (i) Eric Hollander v. OfficeMax Incorporated, et al. (Case Number 1:13cv3330), filed on May 2, 2013; and (ii) Thomas DeFabio, et al. v. OfficeMax Incorporated, et al. (Case Number 1:13cv3385), filed on May 6, 2013.

OfficeMax, Office Depot, Inc., and the OfficeMax board of directors believe that these lawsuits are without merit and intend to defend against them vigorously.

17. Subsequent Events

On May 6, 2013, we declared a special non-recurring dividend of $1.50 per share of common stock payable on July 2, 2013 to shareholders of record as of the close of business on June 12, 2013 which we expect to total approximately $130 million. We expect to equitably adjust outstanding options and RSUs to reflect the payment of the special dividend.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains statements about our future financial performance. These statements are only predictions. Our actual results may differ materially from these predictions. In evaluating these statements, you should review “Item 1A. Risk Factors” in our Annual Report on Form 10-K, for the year ended December 29, 2012, including “Cautionary and Forward-Looking Statements.”

Overall Summary

Sales for the first quarter of 2013 were $1,766.7 million, compared to $1,872.9 million for the first quarter of 2012, a decrease of 5.7%. Sales decreased 4.3% after adjusting for the changes in foreign currency exchange rates, the impact of stores opened and closed in 2013 and 2012 and the difference in business days at the international Contract businesses, as they report on a calendar quarter basis which impacts the number of business days reported in a fiscal quarter from year to year for the consolidated company. Gross profit margin increased by 0.2% of sales (20 basis points) to 26.0% of sales in the first quarter of 2013 compared to 25.8% of sales in the first quarter of 2012, as higher customer margins were partially offset by increased occupancy expense as a percentage of sales due to the deleveraging impact of the lower sales. Operating, selling and general and administrative expenses declined during the first quarter of 2013 compared to the first quarter of 2012 due to lower payroll and benefit costs and reduced incentive compensation expense partially offset by spending on growth and profitability initiatives, yet increased as a percentage of sales as a result of the deleveraging impact of the lower sales on fixed costs. We reported operating income of $101.9 million in the first quarter of 2013 compared to $17.8 million in the first quarter of 2012. As noted in the discussion and analysis that follows, our operating results were impacted by significant items in both quarters consisting of income associated with our investment in Boise Cascade Holdings, L.L.C. (“Boise Investment”), charges for stores closed in 2012, and costs related to our proposed merger with Office Depot, Inc. (“Office Depot”) as described below. If we eliminate these items, our adjusted operating income for the first quarter of 2013 was $22.4 million, or 1.3% of sales, compared to an adjusted operating income of $41.0 million, or 2.2% of sales. The reported net income available to OfficeMax common shareholders was $56.3 million, or $0.64 per diluted share, in the first quarter of 2013 compared to $4.9 million, or $0.06 per diluted share, in the first quarter of 2012. If we eliminate the impact of the significant items from both periods, adjusted net income available to OfficeMax common shareholders for the first quarter of 2013 was $10.1 million, or $0.11 per diluted share, compared to $19.0 million, or $0.22 per diluted share, for the first quarter of 2012.

On February 20, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Office Depot, Inc. and certain other parties. In accordance with the Merger Agreement, and pursuant to a series of transactions contemplated by the Merger Agreement (together, the “Merger”), OfficeMax will become an indirect wholly-owned subsidiary of Office Depot, Inc. and each share of OfficeMax Incorporated common stock issued and outstanding immediately prior to the effective time of the Merger Transactions, other than shares to be cancelled pursuant to the terms of the Merger Agreement, will be converted into the right to receive 2.69 shares (the “Exchange Ratio”) of Office Depot, Inc. common stock, together with cash in lieu of fractional shares, if any, and unpaid dividends and distributions, if any. The Merger Agreement permits OfficeMax to make a distribution to its stockholders of $1.50 per share of OfficeMax common stock, which distribution will not result in any adjustment to the Exchange Ratio. Subsequent to the end of the first quarter of 2013, we declared a special non-recurring dividend of $1.50 per share of common stock payable on July 2, 2013 to shareholders of record as of the close of business on June 12, 2013 which we expect to total approximately $130 million.

The completion of the proposed Merger is subject to various customary closing conditions, including among others (i) approval of the shareholders of both companies, and (ii) receipt of regulatory approvals.

The Merger Agreement contains certain termination rights for both parties, and further provides for the payment of fees and expenses upon termination under specified circumstances. The proposed Merger is expected to be completed by December 31, 2013.

Results of Operations, Consolidated

($ in thousands)

	Three Months Ended
	March 30, 2013	March 21, 2012
Sales	$1,766,729	$1,872,912
Gross profit	458,860	482,776
Operating, selling and general and administrative expenses	435,420	439,662
Other operating expenses (income), net	(78,457)	25,266

Total operating expenses	$356,963	$464,928
Operating income	$101,897	$17,848
Net income available to OfficeMax common shareholders	$56,335	$4,858
Gross profit margin	26.0%	25.8%
Operating, selling and general and administrative expenses
Percentage of sales	24.6%	23.5%

In addition to assessing our operating performance as reported under U.S. generally accepted accounting principles (“GAAP”), we evaluate our results of operations before non-operating legacy items and certain legacy operating items such as income associated with our Boise Investment and certain other operating items such as store closure costs and costs related to the proposed Merger with Office Depot, all of which are not indicative of our core operations. We believe our presentation of financial measures before, or excluding, these items, which are non-GAAP measures, enhances our investors’ overall understanding of our operational performance and provides useful information to both investors and management to evaluate the ongoing operations and prospects of OfficeMax by providing better comparisons. Whenever we use non-GAAP financial measures, we designate these measures as “adjusted” and provide a reconciliation of the non-GAAP financial measures to the most closely applicable GAAP financial measure. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measure.

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

	Non-GAAP Reconciliations - Sales
	Three Months Ended March 30, 2013	Three Months Ended March 31, 2012	Percent Change
	($ in thousands)
Sales as reported	$1,766,729	$1,872,912	(5.7)%
Adjustment for unfavorable impact of change in foreign exchange rates(a)	2,791	—
Adjustment for the impact of closed and opened stores and the difference in business days from year-to-year for businesses reporting on a calendar basis(b)	(5,181)	(35,108)

Sales adjusted for impact of change in foreign exchange rates, closed and opened stores and change in number of business days	$1,758,757	$1,837,804	(4.3)%

(a)	Computed by assuming constant currency exchange rates between periods.
(b)	Computed by reducing current year and prior year sales for stores opened or closed in the current or prior year and by adjusting prior year sales to reflect the same number of business days in the current year.

	Non-GAAP Reconciliations - Operating Results
	Three Months Ended March 30, 2013			Three Months Ended March 31, 2012
	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(thousands, except per-share amounts)			(thousands, except per-share amounts)
As reported	$101,897	$56,335	$0.64	$17,848	$4,858	$0.06
Merger related expenses	6,890	6,890	0.08	—	—	—
Gain recognized from reduced Boise Investment	(85,347)	(52,530)	(0.59)	—	—	—
Boise – Series A dividend income	(1,047)	(637)	(0.01)	(2,069)	(1,262)	(0.02)
Store closure charges	—	—	—	25,266	15,437	0.18

As adjusted	$22,393	$10,058	$0.11	$41,045	$19,033	$0.22

These items are described in more detail in this Management’s Discussion and Analysis.

At the end of the first quarter of 2013, we had $579.2 million in cash and cash equivalents and $560.5 million in available (unused) borrowing capacity under our revolving credit facility. We also had outstanding recourse debt of $237.2 million (both current and long-term) and non-recourse obligations of $735.0 million related to the timber securitization notes at March 30, 2013. There is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged installment notes receivable and underlying guarantees. There were no borrowings on our credit agreement in 2013.

During the first quarter of 2013, we received $129.4 million in cash proceeds related to the Boise Investment from the redemption of all of the non-voting equity securities at the original investment amount of $66.0 million, and payment of $46.1 million of accrued dividends on those securities as well as a distribution of $17.3 million related to the voting equity securities. The redemption of the non-voting equity securities and the distribution related to the voting equity securities reduced the carrying value of the Boise Investment, and resulted in the recognition of $85.4 million of deferred gain, net of fees, associated with the Boise Investment.

For the first three months of 2013, operations provided $32.9 million of cash which included $46.1 million of the Boise Investment proceeds. Investing activities included $83.3 million of proceeds associated with our Boise Investment, partially offset by $28.4 million of capital expenditures (including systems and infrastructure investments). Financing activities used $5.4 million.

Outlook

Based on the current environment, we anticipate that total company sales for the second quarter of 2013 will be lower than the second quarter of 2012, including the projected favorable impact of foreign currency translation. Additionally, we anticipate that for the second quarter of 2013, adjusted operating income margin will remain positive, but be significantly lower than the adjusted operating income margin in the second quarter of 2012. The second quarter of 2012 included approximately $3 million of income from the favorable purchase accounting for leases related to the acquisition of the U.S. retail businesses as well as approximately $2 million of Boise dividend income.

For the full year 2013, we anticipate that total company sales will be lower than the prior year period, including the projected favorable impact of foreign currency translation and we expect sales declines to continue through the year, but at a less negative rate than the first quarter of 2013. For the full year 2013, we anticipate that adjusted operating income margin will be lower than the adjusted operating income margin for the full year of 2012, but to be higher than the adjusted operating income margin for the first quarter of 2013, with adjusted operating income margin in the second half of 2013 to be higher than the second half of 2012. Full year 2012 included approximately $11 million of income from the favorable purchase accounting for leases related to the acquisition of the U.S. retail businesses as well as approximately $8 million of Boise dividend income.

Operating Results

Sales for the first quarter of 2013 decreased 5.7% to $1,766.7 million from $1,872.9 million for the first quarter of 2012. Sales decreased 4.3% after adjusting for the changes in foreign currency exchange rates, the impact of stores opened and closed in 2013 and 2012 and the difference in business days at the international Contract businesses, as they report on a calendar quarter basis which impacts the number of business days reported in a fiscal quarter from year to year for the consolidated company. Same-store sales in local currencies declined 5.4% in our Retail segment, while sales in our Contract segment decreased 4.0% in constant currencies.

Gross profit margin increased by 0.2% of sales (20 basis points) to 26.0% of sales in the first quarter of 2013 compared to 25.8% of sales in the first quarter of 2012. Gross profit margins increased 0.3% of sales (30 basis points) in both our Contract and Retail segments reflecting improved customer margins which were partially offset by the deleveraging impact of lower sales on occupancy expenses and the negative impact of the expiration of favorable purchase accounting for leases related to the acquisition of the U.S. retail business, which benefitted the prior year period by approximately $3 million.

As a result of purchase accounting from the 2003 acquisition of the U.S. retail business, we recorded an asset relating to store leases with terms below market value and a liability for store leases with terms above market value. The asset will be amortized through 2027 ($4 million per year), while the liability was amortized through 2012 ($11 million per year). From the acquisition date through 2012, the net amortization of these items reduced rent expense by approximately $7 million per year. Beginning in 2013, the completed amortization of the liability, or expiration of the favorable purchase accounting, will result in no further reduction of rent expense causing 2013 gross profit to be lower than 2012 by approximately $11 million for the year, or approximately $3 million per quarter.

Operating, selling and general and administrative expenses decreased $4.2 million in the first quarter of 2013 compared to the first quarter of 2012, as lower payroll and benefit expenses from store closures, cost reductions and reorganizations in 2012 as well as reduced incentive compensation expense and lower advertising and marketing expenses, were partially offset by increased spending on growth and profitability initiatives. Operating, selling and general and administrative expenses increased 1.1% of sales to 24.6% of sales in the first quarter of 2013 from 23.5% of sales in the first quarter of 2012 due to the deleveraging impact of the lower sales on fixed costs.

As noted above, our results for the first quarters of 2013 and 2012 included the following significant items:

•

During the first three months of 2013 and 2012, we recorded income of $86.4 million and $2.1 million, respectively, in our Corporate segment associated with our Boise Investment, consisting of $85.4 million in the first three months of 2013 for the partial recognition of the deferred gain from the 2004 sale of our paper, forest products and timberland assets, net of fees, and $1.0 million and $2.1 million for the first three months of 2013 and 2012, respectively, related to dividend income from the non-voting securities redeemed in the first quarter of 2013. These items increased net income by $53.2 million and $1.3 million, or $0.60 and $0.02 per diluted share, for the first three months of 2013 and 2012, respectively.

•

During the first three months of 2013, we recorded a charge of $6.9 million in our Corporate segment for certain costs related to the proposed Merger with Office Depot, which may not be deductible for tax purposes and were included in other operating expenses (income) net in the Consolidated Statements of Income and which reduced net income by $6.9 million, or $0.08 per diluted share.

•

During the first three months of 2012, we recorded a charge of $25.3 million in our Retail segment related to store closures in the U.S., which was included in other operating expenses (income) net in the Consolidated Statements of Income and which reduced net income by $15.4 million, or $0.18 per diluted share. There were no store closure charges in 2013.

Interest income was $10.8 million for both the first quarters of 2013 and 2012. Interest expense was $16.7 million and $18.4 million in the first quarters of 2013 and 2012, respectively.

For the first quarter of 2013, we recognized income tax expense of $38.7 million on pre-tax income of $96.3 million (effective tax expense rate of 40.1%) compared to income tax expense of $3.6 million on pre-tax income of $10.5 million (effective tax expense rate of 34.4%) for the first quarter of 2012. The effective tax rate in both years was impacted by the effects of state income taxes, non-deductible expenses (e.g. merger-related costs), income items not subject to tax and the mix of domestic and foreign sources of income.

We reported net income attributable to OfficeMax and noncontrolling interest of $57.7 million and $6.9 million for the first quarters of 2013 and 2012, respectively. After adjusting for joint venture earnings attributable to noncontrolling interest and preferred dividends, we reported net income available to OfficeMax common shareholders of $56.3 million, or $0.64 per diluted share, and $4.9 million, or $0.06 per diluted share, for the first quarters of 2013 and 2012, respectively. Adjusted net income available to OfficeMax common shareholders, as discussed above, was $10.1 million, or $0.11 per diluted share, for the first quarter of 2013, while the adjusted net income available to OfficeMax common shareholders for the first quarter of 2012 was $19.0 million, or $0.22 per diluted share.

Segment Discussion

We report our results using three reportable segments: Contract; Retail; and Corporate and Other.

Contract distributes a broad line of items for the office, including office supplies and paper, technology products and solutions, office furniture, print and document services and facilities products. Contract sells directly to large corporate and government offices, as well as to small and medium-sized offices and consumers in the United States, Canada, Australia and New Zealand. This segment markets and sells through field salespeople, outbound telesales, catalogs, the Internet and in some markets, including Canada, Australia and New Zealand, through office products stores.

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

Management evaluates the segments’ performances using segment income (loss) which is based on operating income (loss) after eliminating the effect of certain legacy operating items such as income associated with our Boise Investment and certain other operating items such as store closure costs and costs related to the proposed Merger with Office Depot, all of which are not indicative of our core operations.

Contract

($ in thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
Sales	$921,291	$960,583
Gross profit	208,887	215,260
Gross profit margin	22.7%	22.4%
Operating, selling and general and administrative expenses	193,458	188,174
Percentage of sales	21.0%	19.6%

Segment income	$15,429	$27,086
Percentage of sales	1.7%	2.8%

Sales by Product Line
Office supplies and paper	$539,556	$551,234
Technology products	287,681	307,625
Office furniture	94,054	101,724

Sales by Geography
United States	$619,949	$642,136
International	301,342	318,447
Sales Growth (Decline)	(4.1)%	3.8%

Contract segment sales for the first quarter of 2013 decreased 4.1% (4.0% in constant currencies) to $921.3 million from $960.6 million for the first quarter of 2012. Adjusting for same number of business days represented approximately 1 percent of the decline. U.S. sales decreased 3.5% year-over-year as declines in our U.S. Workplace accounts, associated with sales declines from lost customers being higher than sales to newly acquired customers and sales to existing customers declining 4.6%, were partially offset by increased sales in OfficeMax.com, one of our digital initiatives. The 4.6% decline rate in sales to existing Workplace customers was comparable to the decline noted in the fourth quarter of 2012. International sales for the first quarter of 2013 decreased 5.4% year-over-year, 5.2% in local currencies. Approximately 3% of this decline was due to the change in the number of business days from year-to-year.

Contract segment gross profit margin increased 0.3% of sales (30 basis points) to 22.7% of sales for the first quarter of 2013 compared to 22.4% of sales for the first quarter of the previous year. Gross profit margins increased in the U.S. due to higher customer margins, which were partially offset by the deleveraging impact of lower sales on delivery expense. In the international Contract businesses, gross profit margins declined due to reduced margins on several large customers and a change in the mix of business, which were partially offset by lower delivery expense.

Contract segment operating, selling and general and administrative expenses increased $5.3 million in the first quarter of 2013 compared to the first quarter of 2012 as increased spending on growth and profitability initiatives was partially offset by lower incentive compensation expense and lower payroll and benefits costs due to reorganizations in 2012. Contract segment operating, selling and general and administrative expense increased 1.4% of sales to 21.0% of sales for the first quarter of 2013 from 19.6% of sales in the first quarter of 2012 due to the deleveraging impact of the lower sales on fixed costs as well as the increased expenses.

Contract segment income was $15.4 million, or 1.7% of sales, for the first quarter of 2013, compared to $27.1 million, or 2.8% of sales, for the first quarter of 2012. The decrease in segment income was attributable to the lower sales and the higher operating, selling and general and administrative expenses, partially offset by the higher gross profit margin.

Retail

($ in thousands)

	Three Months Ended
	March 30, 2013	March 31, 2012
Sales	$845,438	$912,329
Gross profit	249,973	267,516
Gross profit margin	29.6%	29.3%
Operating, selling and general and administrative expenses	233,750	244,691
Percentage of sales	27.6%	26.8%

Segment income	$16,223	$22,825
Percentage of sales	1.9%	2.5%

Sales by Product Line
Office supplies and paper	$338,726	$356,963
Technology products	434,126	481,572
Office furniture	72,586	73,794

Sales by Geography
United States	$774,657	$847,376
International	70,781	64,953

Sales Growth (Decline)
Total sales growth (decline)	(7.3)%	(2.7)%
Same-location sales growth (decline)	(5.4)%	(2.1)%

Retail segment sales for the first quarter of 2013 decreased by 7.3% (7.7% on a local currency basis) to $845.4 million from $912.3 million for the first quarter of 2012, reflecting reduced store traffic and store closures. U.S. same-store sales declined 5.7% for the first quarter of 2013 primarily due to lower store traffic and lower technology product category sales, as average ticket amounts were flat compared to the first quarter of the prior year. Mexico same-store sales decreased 2.1% on a local currency basis year-over-year. We ended the first quarter of 2013 with 936 stores. In the U.S., we closed five retail stores during the first quarter of 2013 and opened none, ending the quarter with 846 retail stores, Grupo OfficeMax, opened one store during the first quarter of 2013 and closed one, ending the quarter with 90 retail stores.

Retail segment gross profit margin increased 0.3% of sales (30 basis points) to 29.6% of sales for the first quarter of 2013 compared to 29.3% of sales for the previous year’s first quarter. Gross profit margins increased in the U.S. due to higher customer margins driven by a sales mix shift from the relatively lower margin technology category, especially PCs, less promotional activity and lower product costs from our profitability initiatives, which were partially offset by the deleveraging impact of lower sales on occupancy expenses and the negative impact of the expiration of favorable purchase accounting for leases related to the acquisition of the U.S. retail business, which benefitted the prior year period by approximately $3 million.

Retail segment operating, selling and general and administrative expenses decreased $10.9 million, due to lower incentive compensation expense, lower advertising and lower payroll expense from cost reductions and store closures. As a percentage of sales, Retail segment operating selling and general and administrative expense increased 0.8% of sales, to 27.6% of sales for the first quarter of 2013 compared to 26.8% of sales for the first quarter of 2012 due to the deleveraging impact of the lower sales on fixed costs.

Retail segment income was $16.2 million, or 1.9% of sales, for the first quarter of 2013, compared to $22.8 million, or 2.5% of sales, for the first quarter of 2012. The decrease in segment income was primarily attributable to the lower sales, partially offset by the higher gross profit margins.

Corporate and Other

Corporate and Other segment loss for the first quarter of 2013 was $9.3 million compared to $8.9 million for the first quarter of 2012.

Liquidity and Capital Resources

At the end of the first quarter of 2013, the total liquidity available for OfficeMax was $1,139.7 million. This includes cash and cash equivalents of $579.2 million, including $120.4 million in foreign cash balances, and borrowing availability of $560.5 million from our credit agreement associated with the Company and certain of our subsidiaries in the U.S., Puerto Rico and Canada. At the end of the first quarter of 2013, the Company was in compliance with all covenants under the credit agreement. The credit agreement expires on October 7, 2016. At the end of the first quarter of 2013, we had $237.2 million of short-term and long-term recourse debt and $735.0 million of non-recourse timber securitization notes outstanding.

The Merger Agreement permits OfficeMax to make a distribution to its stockholders of $1.50 per share of OfficeMax common stock, which distribution will not result in any adjustment to the Exchange Ratio. Subsequent to the end of the first quarter of 2013, we declared a special non-recurring dividend of $1.50 per share of common stock payable on July 2, 2013 to shareholders of record as of the close of business on June 12, 2013 which we expect to total approximately $130 million.

Under certain circumstances there are restrictions on our ability to repatriate certain amounts of foreign cash balances. If the Company chose to repatriate certain unrestricted foreign cash balances, it could result in a repatriation provision of approximately $0.7 million in excess of the amount already accrued and $2.7 million in cash taxes due.

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

Operating Activities

Our operating activities provided cash of $32.9 million in the first three months of 2013 compared to $86.5 million in the first three months of 2012. Cash flow from operations for the first three months of 2013 included $46.1 million of cash received from the collection of the accrued dividends on the non-voting securities of our Boise Investment.

Cash from operations for 2013 was lower than the prior year primarily reflecting unfavorable working capital changes and lower adjusted income, which were partially offset by the receipt of cash associated with our Boise Investment. The first quarter of 2013 included incentive compensation payments of approximately $28 million related to the 2012 annual incentive plan, while the first quarter of 2012 reflected minimal payments related to incentive compensation as performance targets generally were not achieved for the 2011 annual incentive plan.

Collections from our domestic receivables were lower in 2013 than in 2012 as there was unusually high vendor-supported promotional activity at year-end 2011 that caused the 2012 first quarter collections to be unusually high. In addition, there were significant timing differences in vendor payments. At year end 2012, we deferred certain payments into 2013 resulting from late reconciliation issues at the end of 2012 that were resolved in the first quarter of 2013. In addition, due to the timing of other expenses for our initiatives at year end 2012, the first quarter of 2013 included an increased amount of payments.

We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees, primarily in Contract. Pension expense was $0.7 million and $0.8 million for the first quarters of 2013 and 2012, respectively. In the first quarters of 2013 and 2012, we made cash contributions to our pension plans totaling $0.8 million and $4.5 million, respectively. The estimated minimum required funding contribution in 2013 is approximately $3.3 million and the expense in 2013 is projected to be approximately $2.7 million compared to expense of $3.3 million in 2012. In addition, we may elect to make additional voluntary contributions.

Investing Activities

Our investing activities provided $57.4 million of cash in the first three months of 2013, compared to using $13.9 million in the first three months of 2012. Cash flow from investing activities included $83 million relating to the redemption of our Boise investment; $66 million associated with the redemption of the Boise Investment non-voting securities and $17.3 million associated with a distribution related to the Boise Investment voting securities.

In the first three months of 2013, capital spending of $28.4 million consisted of system improvements relating to our growth initiatives, overall software enhancements and infrastructure improvements, as well as spending on new stores and relocations in Mexico and the U.S. We expect our capital investments in 2013 to be approximately $80 million to $90 million. Our capital spending in 2013 will be primarily for maintenance and investment in our systems, infrastructure and growth and profitability initiatives.

During 2012, we began considering potential options to sell our Croxley-branded wholesale, distribution and manufacturing business in New Zealand (“Croxley”), a wholly-owned subsidiary included in our Contract segment. During the first quarter of 2013, we ended the divestment process, and will continue to operate the Croxley business. Croxley’s net book value was approximately $49.6 million at March 30, 2013, and there is no indication of asset impairment.

Financing Activities

Our financing activities used cash of $5.4 million in the first quarter of 2013 and $0.4 million in the first quarter of 2012. Net debt borrowings were $0.5 million and $0.5 million in the first three months of 2013 and 2012, respectively.

We suspended our dividend to shareholders of common stock on December 18, 2008. In July 2012, we reinstated the payment of quarterly cash dividends on our common stock, given progress in executing our strategic plan to achieve sustainable, profitable growth. The quarterly dividends are expected to be $0.02 per common share, or $0.08 per common share on an annualized basis.

During the first quarter of 2013, we paid $1.7 million in common stock dividends. The Merger Agreement permits OfficeMax to make a distribution to its stockholders of $1.50 per share of OfficeMax common stock, which distribution will not result in any adjustment to the Exchange Ratio. Subsequent to the end of the first quarter of 2013, we declared a special non-recurring dividend of $1.50 per share of common stock payable on July 2, 2013 to shareholders of record as of the close of business on June 12, 2013 which we expect to total approximately $130 million.

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

Credit Agreements

On October 7, 2011, we entered into a Second Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with a group of banks. The Credit Agreement amended both our then existing credit agreement to which we were a party along with certain of our subsidiaries in the U.S. and our then existing credit agreement to which our subsidiary in Canada was a party and consolidated them into a single credit agreement. The Credit Agreement permits us to borrow up to a maximum of $650 million, of which $50 million is allocated to our Canadian subsidiary, and $600 million is allocated to the Company and its other participating U.S. subsidiaries, subject to a borrowing base calculation that limits availability to a percentage of eligible trade and credit card receivables plus a percentage of the value of eligible inventory less certain reserves. The Credit Agreement may be increased (up to a maximum of $850 million) at our request and the approval of the lenders participating in the increase, or may be reduced from time to time at our request, in each case according to the terms detailed in the Credit Agreement. Letters of credit, which may be issued under the Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. Stand-by letters of credit issued under the Credit Agreement totaled $38.0 million at the end of the first quarter of 2013. At the end of the first quarter of 2013, the maximum aggregate borrowing amount available under the Credit Agreement was $598.5 million and availability under the Credit Agreement totaled $560.5 million. At the end of the first quarter of 2013, we were in compliance with all covenants under the Credit Agreement. The Credit Agreement expires on October 7, 2016 and allows the payment of dividends, subject to availability restrictions and if no default has occurred.

Borrowings under the Credit Agreement are subject to interest at rates based on either the prime rate, the federal funds rate, LIBOR or the Canadian Dealer Offered Rate. An additional percentage, which varies depending on the level of average borrowing availability, is added to the applicable rates. Fees on letters of credit issued under the Credit Agreement are charged at rates between 1.25% and 2.25% depending on the type of letter of credit (i.e., stand-by or commercial) and the level of average borrowing availability. The Company is also charged an unused line fee of between 0.375% and 0.5% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit. The fees on letters of credit were 1.75% and the unused line fee was 0.5% at March 30, 2013.

Timber Notes/Non-Recourse Debt

In October 2004, we sold our timberland assets in exchange for $15 million in cash plus credit-enhanced timber installment notes in the amount of $1,635 million (the “Installment Notes”). The Installment Notes were issued by single-member limited liability companies formed by affiliates of Boise Cascade, L.L.C. (the “Note Issuers”). In order to support the issuance of the Installment Notes, the Note Issuers transferred a total of $1,635 million in cash to Lehman Brothers Holdings, Inc. (“Lehman”) and Wells Fargo & Company (“Wells”) (which at the time was Wachovia Corporation) ($817.5 million to each of Lehman and Wells) who issued collateral notes (the “Collateral Notes”) to the Note Issuers and guaranteed the respective Installment Notes. In December 2004, we completed a securitization transaction in which the Company’s interests in the Installment Notes and related guarantees were transferred to wholly-owned bankruptcy remote subsidiaries. The subsidiaries pledged the Installment Notes and related guarantees and issued securitized notes (the “Securitization Notes”) in the amount of $1,470 million. Recourse on the Securitization Notes is limited to the proceeds of the applicable pledged Installment Notes and underlying Lehman or Wells guaranty. As a result, there is no recourse against OfficeMax, and the Securitization Notes have been reported as non-recourse debt in our Consolidated Balance Sheets.

On September 15, 2008, Lehman, the guarantor of half of the Installment Notes and the Securitization Notes, filed a petition in the United States Bankruptcy Court for the Southern District of New York seeking relief under chapter 11 of the United States Bankruptcy Code. Lehman’s bankruptcy filing constituted an event of default under the $817.5 million Installment Note guaranteed by Lehman (the “Lehman Guaranteed Installment Note”). During the third quarter of 2012, we entered into an agreement that extinguished the Securitization Notes guaranteed by Lehman. Upon effectiveness of the agreement, the trustee for the Securitization Note holders released OfficeMax and its affiliates from the non-recourse liabilities following the transfer from OfficeMax to the trustee for the Securitization Note holders of the claims arising from the bankruptcy, the Lehman Guaranteed Installment Note and the related guaranty.

At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability of $529 million until 2020, the maturity date for the Installment Notes. In the third quarter of 2012, as a result of the agreement transferring our rights to the remaining receivable and the extinguishment of Securitization Notes guaranteed by Lehman, $269 million of the deferred tax gain was recognized. Due to available alternative minimum tax credits and net operating losses, which offset a significant portion of the taxable income, the Company made a cash tax payment of $15 million in the fourth quarter of 2012. At March 30, 2013, the remaining deferred tax gain of $260 million is related to the Installment Notes guaranteed by Wells (the “Wells Guaranteed Installment Notes”), and will be recognized upon maturity.

Through March 30, 2013, we have received all payments due under the Wells Guaranteed Installment Notes, which have consisted only of interest due on the notes, and have made all payments due on the related Securitization Notes guaranteed by Wells, again consisting only of interest due. As all amounts due on the Wells Guaranteed Installment Notes are current and we have no reason to believe that we will not be able to collect all amounts due according to the contractual terms of the Wells Guaranteed Installment Notes, the notes are reflected in our Consolidated Balance Sheets at their original principal amount of $817.5 million. An additional adverse impact on our financial results presentation could occur if Wells Fargo & Company became unable to perform its obligations under the Wells Guaranteed Installment Notes, thereby resulting in a significant impairment impact.

The Wells Guaranteed Installment Notes and related Securitization Notes are scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Wells Guaranteed Installment Notes. We expect that if the Securitization Notes are still outstanding in 2019, we will refinance them with a short-term borrowing to bridge the period from initial maturity of the Securitization Notes to the maturity of the Wells Guaranteed Installment Notes.

Boise Investment

In connection with the sale of the paper, forest products and timberland assets in 2004, we invested $175 million in affiliates of Boise Cascade, L.L.C. Due to restructurings conducted by those affiliates, our investment is currently in Boise Cascade Holdings, L.L.C., a building products company.

The “Boise Investment” is accounted for under the cost method, as Boise Cascade Holdings, L.L.C. does not maintain separate ownership accounts for its members’ interests, and we do not have the ability to significantly influence the operating and financial policies of Boise Cascade Holdings, L.L.C. In exchange for investing in Boise Cascade Holdings, L.L.C., we received voting securities and non-voting securities.

A subsidiary of Boise Cascade Holdings, L.L.C., Boise Cascade, L.L.C., filed a registration statement with the SEC in November 2012 to register stock for an initial public offering (the “Boise IPO”). Boise Cascade, L.L.C. completed the Boise IPO on February 11, 2013 and became Boise Cascade Company. In connection with the Boise IPO, Boise Cascade Holdings, L.L.C.’s equity interest in Boise Cascade, L.L.C. was automatically exchanged for 29.7 million shares of common stock of Boise Cascade Company. Subsequent to the Boise IPO, Boise Cascade Holdings, L.L.C. executed a Fourth Amended and Restated Operating Agreement on February 26, 2013, pursuant to which Boise Cascade Holdings, L.L.C.’s existing Series B and Series C common units were exchanged for newly issued common units of Boise Cascade Holdings L.L.C., after which OfficeMax owns 5.9 million of the outstanding 29.7 million common units of Boise Cascade Holdings, L.L.C., representing a 20.01% ownership interest in Boise Cascade Holdings, L.L.C.

The non-voting securities of Boise Cascade Holdings, L.L.C. were redeemed at the original investment amount of $66 million in February 2013. Prior to the redemption, the non-voting securities accrued dividends daily at the rate of 8% per annum on the liquidation value plus the accumulated dividends. These dividends accumulated semiannually to the extent not paid in cash on the last day of June and December. The accumulated dividend receivable of $46.1 million was also collected in February 2013. Our policy was to record the income associated with these dividends as a reduction of operating, selling and general and administrative expenses in the Consolidated Statements of Income, and we recognized dividend income of $1.0 million and $2.1 million during the first three months of 2013 and 2012, respectively.

The income associated with the dividends on the non-voting equity securities ceased in the first quarter of 2013 as a result of the redemption of those securities. The voting securities do not accrue dividends. However, in February 2013, we received a distribution of $17.3 million related to the voting equity securities, which was recorded as a reduction in the carrying value of the Boise Investment. In April of 2013, we received an additional distribution of $4.4 million.

The Boise Investment represented a continuing involvement in the operations of the business we sold in 2004. Therefore, $179.8 million of gain realized from the sale was deferred. The redemption of the non-voting equity securities, as well as the distribution related to the voting equity securities, triggered recognition of a pre-tax operating gain of $85.6 million. The gain was reported, net of fees, as $85.4 million of income in operating expenses (income), net in the Consolidated Statements of Income. The remaining $94.2 million of deferred gain attributable to the voting equity securities will be recognized in earnings as the Company’s investment is reduced.

As of March 30, 2013, based on the trading value of the publicly traded shares of Boise Cascade Company on that date, there was no indication of impairment of the Boise Investment.

Contractual Obligations

For information regarding contractual obligations, see the caption “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report

on Form 10-K for the year ended December 29, 2012. At March 30, 2013, there had not been a material change to the information regarding contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012.

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the first quarter of 2013, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $48.2 million. This represents an increase in the estimated purchase price from the end of the prior fiscal year that is attributable to higher market multiples for similar companies as of the measurement date and higher earnings for Grupo OfficeMax. As the estimated purchase price was greater than the carrying value of the noncontrolling interest as of the end of the year, the Company recorded an adjustment to state the noncontrolling interest at the estimated purchase price, and, as the estimated purchase price approximates fair value, the offset was recorded to additional paid-in capital.

Off-Balance-Sheet Activities and Guarantees

For information regarding off-balance-sheet activities and guarantees, see “Off-Balance-Sheet Activities and Guarantees” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 29, 2012. At March 30, 2013, there had not been a material change to the information regarding off-balance-sheet activities and guarantees disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012.

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

Disclosures of Financial Market Risks

Financial Instruments

Our debt is predominantly fixed-rate. At March 30, 2013, the estimated current fair value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $154 million more than the amount of debt reported in the Consolidated Balance Sheets. As previously discussed, there is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged Installment Notes receivable and underlying guarantees. The debt and receivables related to the timber notes have fixed interest rates and are reflected in the tables below, along with the carrying amounts and estimated fair values.

We were not a party to any material derivative financial instruments in 2013 or 2012.

The following table provides information about our financial instruments outstanding at March 30, 2013. The following table does not include our obligations for pension plans and other post retirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active

OfficeMax employees. As our plans were frozen in 2003, our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits. However, the pension plan obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension plan participants’ increased life expectancies. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include OfficeMax common stock, U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels.

	March 30, 2013		December 29, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Financial assets:
Timber notes receivable - Wells	$817.5	$973.5	$817.5	$986.4
Boise Investment	$91.7	$206.9	—	—
Financial liabilities:
Recourse debt	$237.2	$234.2	$236.2	$229.4
Non-recourse debt - Wells	$735.0	$892.4	$735.0	$903.9

Prior to the first quarter of 2013, it was not considered practicable to estimate the fair value of the Boise Investment. Boise Cascade Holdings, L.L.C. and its subsidiaries were untraded companies without observable market inputs. However, as discussed in Note 8, “Investment in Boise Cascade Holdings, L.L.C.,” Boise Cascade Company became a publicly traded company through the Boise IPO executed in the first quarter of 2013. As of March 30, 2013, the Boise Investment constitutes an indirect interest in Boise Cascade Company’s publicly traded securities (NYSE: BCC). The availability of quoted market prices for the indirect investment makes the estimate of fair value practicable beginning in the first quarter of 2013.

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

The estimated fair values of our other financial instruments, including cash and cash equivalents and receivables are the same as their carrying values. Concentration of credit risks with respect to trade receivables is limited due to the wide variety of vendors, customers and channels to and through which our products are sourced and sold, as well as their dispersion across many geographic areas. In the fourth quarter of 2011, we became aware of financial difficulties at one of our large Contract customers. We granted the customer extended payment terms and implemented creditor oversight provisions. The receivable from this customer was $30.8 million at March 30, 2013, and a significant portion of that balance has been collected to date. Based on our ongoing sales to this customer, we continue to carry similar receivable balances, which we monitor closely.

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

During the first three months of 2012, we recorded facility closure charges of $25.3 million primarily related to the closure of 15 underperforming stores prior to the end of their lease terms. We had no such charges in the first quarter of 2013.

At March 30, 2013, the facility closure reserve was $67.7 million with $21.4 million included in current liabilities, and $46.2 million included in long-term liabilities. The reserve represents future lease obligations of $116.2 million, net of anticipated sublease income of approximately $48.5 million. Cash payments relating to the facility closures were $7.5 million and $3.8 million in the first three months of 2013 and 2012, respectively.

Environmental

For information regarding environmental issues, see the caption “Environmental” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 29, 2012. At March 30, 2013, there has not been a material change to the information regarding environmental issues disclosed in the Company’s Annual Report on Form 10-K for the year ending December 29, 2012.

Critical Accounting Estimates

For information regarding critical accounting estimates, see the caption “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 29, 2012. There have been no significant changes to the Company’s critical accounting estimates during the first three months of 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk see the caption “Disclosures of Financial Market Risks” herein and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012. At March 30, 2013, except as disclosed herein in “Disclosures of Financial Market Risks,” there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

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

We are involved in litigation and administrative proceedings arising in the normal course of our business. In the opinion of management, our recovery, if any, or our liability, if any, under pending litigation or administrative proceedings would not materially affect our financial position, results of operations or cash flows. For information concerning legal proceedings, see Note 16, “Legal Proceedings and Contingencies,” of the Notes to Consolidated Financial Statements in “Item 8. Financial Statements and Supplementary Data” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

Litigation Related to the Proposed Merger

Eight putative class action lawsuits challenging the Merger have been filed to date on behalf of a putative class consisting of OfficeMax stockholders. Six lawsuits have been filed in the Circuit Court of the Eighteenth Judicial Circuit of DuPage County, Illinois: (i) Venkata S. Donepudi v. OfficeMax Incorporated, et al. (Case Number 2013L000188), filed on February 25, 2013; (ii) Beth Koeneke v. OfficeMax Incorporated, et al. (Case Number 2013CH00076), filed on February 28, 2013; (iii) Marc Schmidt v. Saligram, et al. (Case Number 2013MR000411), filed on March 13, 2013; (iv) The Feivel & Helene Gottlieb Defined Benefit Pension Plan v. OfficeMax Incorporated, et al. (Case Number 2013L000246), filed on March 14, 2013; (v) Norman Klumpp v. Bryant et al. (Case Number 2013CH1107), filed on March 28, 2013; and (vi) J. David Lewis v. OfficeMax Incorporated, et al. (Case Number 2013CH001123), filed on March 29, 2013.

These lawsuits name OfficeMax, Office Depot, Inc., and the directors of OfficeMax, among others, as defendants. Each of the lawsuits is brought by a purported holder or holders of OfficeMax common stock, both individually and on behalf of a putative class of OfficeMax stockholders. The lawsuits generally allege, among other things, that the directors of OfficeMax breached their fiduciary duties to OfficeMax stockholders by agreeing to a transaction with inadequate and unfair consideration and pursuant to an inadequate and unfair process. The lawsuits further allege that OfficeMax and Office Depot, Inc. among others aided and abetted the OfficeMax directors in the breach of their fiduciary duties. The lawsuits seek, in general, (i) injunctive relief enjoining, preliminarily and permanently, the Merger, (ii) in the event that the Merger is consummated, rescission or an award of rescissory damages, (iii) an award of plaintiffs’ costs, including fees and expenses of attorneys and experts, and (iv) imposition of a constructive trust on behalf of the putative class members upon any benefits improperly received by defendants. All six lawsuits have been consolidated and a consolidated amended complaint was filed on April 26, 2013.

Two additional putative class action lawsuits challenging the Merger were filed in the United States District Court, Northern District of Illinois: (i) Eric Hollander v. OfficeMax Incorporated, et al. (Case Number 1:13cv3330), filed on May 2, 2013; and (ii) Thomas DeFabio, et al. v. OfficeMax Incorporated, et al. (Case Number 1:13cv3385), filed on May 6, 2013.

OfficeMax, Office Depot, Inc., and the OfficeMax board of directors believe that these lawsuits are without merit and intend to defend against them vigorously.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012. There have been no material changes to the Company’s risk factors during the first three months of 2013, except as set forth below:

Risks Related to the Proposed Merger with Office Depot

As described elsewhere in this Quarterly Report on Form 10-Q we have entered into an agreement with Office Depot and certain other parties pursuant to which OfficeMax will become an indirect wholly-owned subsidiary of Office Depot, Inc. Our ability to complete the Merger with Office Depot is subject to risks and uncertainties, including, but not limited to, the risk that a condition to closing of the Merger may not be satisfied or that the Merger Agreement may be terminated in accordance with its terms, the risk that a regulatory approval that may be required for the Merger is not obtained or is obtained subject to conditions that are not anticipated, and other risks to consummation of the transaction. Additional risk factors associated with the proposed Merger with Office Depot include the following:

Our business could be adversely impacted by uncertainty related to the proposed Merger with Office Depot.

Whether or not the Merger is completed, the announcement and pendency of the Merger could impact or cause disruptions in our business, which could have an adverse effect on our results of operations and financial condition, including:

•

our current customers, suppliers and other persons with whom we have business relationships may experience uncertainty associated with the Merger and may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us, either before or after completion of the merger, and we may face additional challenges in competing for new and renewal business;

•	our employees may experience uncertainty about their future roles with the combined company, which might adversely affect our ability to retain and hire key managers and other employees;

•	the attention of our management may be directed toward the completion of the merger and transaction-related considerations and may be diverted from the day-to-day operation of our business; and

•

under the Merger Agreement with Office Depot, both we and Office Depot have agreed to restrictions on the conduct of our respective businesses prior to completing the Merger, which may adversely affect our ability to execute certain business strategies, including the ability in certain cases to enter into contracts, acquire or dispose of assets, incur indebtedness or incur capital expenditures and may expose us to claims or liability in the event that our consent is required for any Office Depot action.

Failure to complete the proposed Merger with Office Depot could negatively impact our stock price and our future business and financial results.

If the proposed Merger is not completed, our ongoing business may be adversely affected and we will be subject to several risks, including the following:

•	being required, under certain circumstances under the Merger Agreement with Office Depot, to pay Office Depot a termination fee of $30 million;

•	having incurred certain costs relating to the proposed Merger that are payable whether or not the Merger is completed;

•	the attention of our management will have been diverted to the Merger instead of our operations and pursuit of other opportunities that could have been beneficial to us; and

•	customer perception may be negatively impacted which could affect our ability to compete for, or to win, new and renewal business in the marketplace.

Even if the proposed Merger with Office Depot is completed, the combined company will be subject to certain risks associated with the Merger.

In particular, the stock price and the business of the combined company could be adversely affected by certain risks associated with the Merger, including:

•	the combined company may be unable to successfully integrate ours and Office Depot’s operations or to realize the anticipated synergies and other benefits of the Merger;

•

the combined company may be unable to attract or retain key employees, and key employees may depart because of issues relating to uncertainty or difficulty of integration or a desire not to remain with the combined company;

•

as the businesses of OfficeMax and Office Depot are different, the results of operations as well as the price of the combined company common stock may be affected by factors different than those factors affecting OfficeMax as an independent stand-alone entity; and

•	the combined company will incur significant transaction-related costs in connection with the Merger.

Additionally, risks associated with our proposed Merger with Office Depot are set forth under the caption “Risk Factors” in the Registration Statement on Form S-4 (Registration No 333-187807), filed by Office Depot.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning our stock repurchases during the three months ended March 30, 2013 is below. All stock was withheld to satisfy tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Common Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
December 30, 2012 – January 26, 2013	(179)	$9.76	—	—
January 27 – February 23, 2013	—	—	—	—
February 24 – March 30, 2013	—	—	—	—

Total	(179)	$9.76	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICEMAX INCORPORATED

/s/ BRUCE BESANKO
Bruce Besanko Executive Vice President, Chief Financial Officer and Chief Administrative Officer (As Duly Authorized Officer and Principal Financial Officer)

Date: May 7, 2013

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended March 30, 2013

Exhibit Number	Exhibit Description

2.1(1)	Agreement and Plan of Merger, dated as of February 20, 2013, by and among Office Depot, Inc., Dogwood Merger Sub Inc., Dogwood Merger Sub LLC, Mapleby Holdings Merger Corporation, Mapleby Merger Corporation and OfficeMax Incorporated.

3.1(2)	Conformed Restated Certificate of Incorporation, reflecting all amendments to date.

3.2(3)	Amended and Restated Bylaws, as amended February 12, 2009.

10.1(4)	Series A Common Unit Redemption Agreement as of February 10, 2013 by and among Boise Cascade Holdings, L.L.C., OfficeMax Incorporated, and, with respect to certain sections, Forest Products Holdings, L.L.C.

10.2(5)	Voting Agreement, dated as of February 20, 2013, by and among Office Depot, Inc., OfficeMax Incorporated, BC Partners, Inc. and the other investors party thereto.

10.3(6)	Fourth Amended and Restated Operating Agreement of Boise Cascade Holdings, L.L.C.

10.4*	Form of 2013 Annual Incentive Award Agreement (Company).

10.5*	Form of 2013 Annual Incentive Award Agreement (Business Unit).

10.6*	Form of 2013 Annual Incentive Award Agreement between OfficeMax Incorporated and Ravi Saligram.

10.7*	Form of 2013 Performance-Based RSU Award Agreement (executive officers other than Messrs. Saligram, Barr, Kenning, Lalla and Lewis).

10.8*	Form of 2013 Restricted Stock Unit Award Agreement – Time Based (executive officers other than Messrs. Saligram, Barr, Kenning, Lalla and Lewis).

10.9*	Form of 2013 Performance-Based RSU Award Agreement (Messrs. Saligram, Barr, Kenning, Lalla and Lewis).

10.10*	Form of 2013 Restricted Stock Unit Award Agreement – Time Based (Messrs. Saligram, Barr, Kenning, Lalla and Lewis).

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed with this Form 10-Q.

**	Furnished with this Form 10-Q.
(1)	Exhibit 2.1 was filed under the exhibit 2.1 in our Current Report on Form 8-K dated February 22, 2013, and is incorporated herein by reference.
(2)	Exhibit 3.1 was filed under the exhibit 3.1.1 in our Registration Statement on Form S-1 dated November 4, 2009, and is incorporated herein by reference.
(3)	Exhibit 3.2 was filed under the exhibit 3.2 in our Current Report on Form 8-K dated February 18, 2009, and is incorporated herein by reference.
(4)	Exhibit 10.1 was filed under the exhibit 99.2 in our Current Report on Form 8-K dated February 14, 2013, and is incorporated herein by reference.
(5)	Exhibit 10.2 was filed under the exhibit 10.1 in our Current Report on Form 8-K dated February 22, 2013, and is incorporated herein by reference.
(6)	Exhibit 10.3 was filed under the exhibit 10.1 in our Current Report on Form 8-K dated March 4, 2013, and is incorporated herein by reference.