Form 10-Q
period 2013-06-29
OFFICEMAX INC
filed 2013-08-06
CIK 12978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of July 26, 2013
Common Stock, $2.50 par value	87,140,245

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Three Months Ended
	June 29, 2013	June 30, 2012
	(unaudited)
Sales	$1,533,049	$1,602,399
Cost of goods sold and occupancy costs	1,145,611	1,192,886

Gross profit	387,438	409,513
Operating expenses
Operating, selling, and general and administrative expenses	376,618	386,425
Other operating expenses, net	11,689	—

Operating income (loss)	(869)	23,088
Interest expense	(16,670)	(17,453)
Interest income	10,707	10,998
Other expense, net	(529)	(15)

Pre-tax income (loss)	(7,361)	16,618
Income tax expense	(1,587)	(5,291)

Net income (loss) attributable to OfficeMax and noncontrolling interest	(8,948)	11,327
Joint venture results attributable to noncontrolling interest	(584)	(79)

Net income (loss) attributable to OfficeMax	$(9,532)	$11,248
Preferred dividends	(501)	(529)

Net income (loss) available to OfficeMax common shareholders	$(10,033)	$10,719

Net income (loss) per common share
Basic	$(0.12)	$0.12
Diluted	$(0.12)	$0.12

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Six Months Ended
	June 29, 2013	June 30, 2012
	(unaudited)
Sales	$3,299,779	$3,475,311
Cost of goods sold and occupancy costs	2,453,481	2,583,021

Gross profit	846,298	892,290
Operating expenses
Operating, selling, and general and administrative expenses	812,038	826,087
Other operating expenses (income), net	(66,768)	25,266

Operating income	101,028	40,937
Interest expense	(33,355)	(35,817)
Interest income	21,469	21,817
Other income (expense), net	(176)	225

Pre-tax income	88,966	27,162
Income tax expense	(40,261)	(8,920)

Net income attributable to OfficeMax and noncontrolling interest	48,705	18,242
Joint venture results attributable to noncontrolling interest	(1,395)	(1,605)

Net income attributable to OfficeMax	$47,310	$16,637
Preferred dividends	(1,008)	(1,059)

Net income available to OfficeMax common shareholders	$46,302	$15,578

Net income per common share
Basic	$0.53	$0.18
Diluted	$0.52	$0.18

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

(thousands)

	Three Months Ended
	June 29, 2013	June 30, 2012
	(unaudited)
Net income (loss) attributable to OfficeMax and noncontrolling interest	$(8,948)	$11,327
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	(24,719)	(15,167)
Pension and postretirement liability adjustment, net of tax	5,867	1,873
Unrealized hedge loss, net of tax	—	(72)

Other comprehensive loss	(18,852)	(13,366)

Comprehensive loss attributable to OfficeMax and noncontrolling interest	$(27,800)	$(2,039)

Less:
Joint venture results attributable to noncontrolling interest	$584	$79
Cumulative foreign currency translation adjustment attributable to noncontrolling interest	$(1,898)	(3,136)

Joint venture comprehensive loss attributable to noncontrolling interest	$(1,314)	$(3,057)

Comprehensive income (loss) attributable to OfficeMax	$(26,486)	$1,018

	Six Months Ended
	June 29, 2013	June 30, 2012
	(unaudited)
Net income attributable to OfficeMax and noncontrolling interest	$48,705	$18,242
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	(23,453)	(425)
Pension and postretirement liability adjustment, net of tax	8,605	4,134
Unrealized hedge loss, net of tax	—	(157)

Other comprehensive income (loss)	(14,848)	3,552

Comprehensive income attributable to OfficeMax and noncontrolling interest	$33,857	$21,794

Less:
Joint venture results attributable to noncontrolling interest	$1,395	$1,605
Cumulative foreign currency translation adjustment attributable to noncontrolling interest	(310)	(1,130)

Joint venture comprehensive income attributable to noncontrolling interest	$1,085	$475

Comprehensive income attributable to OfficeMax	$32,772	$21,319

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands)

	June 29, 2013	December 29, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$541,991	$495,056
Receivables, net	503,963	528,279
Inventories	744,447	812,454
Deferred income taxes and receivables	68,660	68,568
Other current assets	72,067	79,527

Total current assets	1,931,128	1,983,884
Property and equipment:
Land and land improvements	38,653	40,404
Buildings and improvements	494,694	501,055
Machinery and equipment	786,167	797,378

Total property and equipment	1,319,514	1,338,837
Accumulated depreciation	(988,089)	(986,611)

Net property and equipment	331,425	352,226
Intangible assets, net	79,004	80,765
Investment in Boise Cascade Holdings, L.L.C.	87,305	175,000
Timber notes receivable	817,500	817,500
Deferred income taxes	72,419	108,759
Other non-current assets	232,140	266,181

Total assets	$3,550,921	$3,784,315

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	June 29, 2013	December 29, 2012
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$585,095	$699,636
Dividends payable	131,529	1,738
Income tax payable	1,205	4,222
Accrued expenses and other current liabilities:
Compensation and benefits	100,045	122,662
Other	212,308	218,151
Current portion of debt	9,377	10,232

Total current liabilities	1,039,559	1,056,641
Long-term debt, less current portion	226,065	225,962
Non-recourse debt	735,000	735,000
Other long-term items:
Compensation and benefits obligations	347,785	365,568
Deferred gain on sale of assets	89,678	179,757
Other long-term liabilities	128,302	142,397
Noncontrolling interest in joint venture	54,461	44,617
OfficeMax shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 599,466 and 608,693 shares outstanding	26,976	27,391
Common stock—$2.50 par value; 200,000,000 shares authorized; 87,136,058 and 86,883,521 shares outstanding	217,840	217,209
Additional paid-in capital	1,015,496	1,018,667
Accumulated deficit	(178,182)	(91,373)
Accumulated other comprehensive loss	(152,059)	(137,521)

Total OfficeMax shareholders’ equity	930,071	1,034,373

Total liabilities and shareholders’ equity	$3,550,921	$3,784,315

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(thousands)

	Six Months Ended
	June 29, 2013	June 30, 2012
	(unaudited)
Cash provided by operations:
Net income attributable to OfficeMax and noncontrolling interest	$48,705	$18,242
Non-cash items in net income:
Recognition of deferred gain from investment in Boise Cascade Holdings, L.L.C.	(89,853)	—
Depreciation and amortization	36,928	37,266
Pension and other postretirement benefits expense	(186)	351
Deferred income tax expense	32,657	25,129
Other	17,402	26,858
Changes in operating assets and liabilities:
Receivables	13,050	40,309
Inventories	58,967	48,129
Accounts payable and accrued liabilities	(125,183)	(47,668)
Current and deferred income taxes	(2,210)	(25,483)
Collection of dividends receivable related to investment in Boise Cascade Holdings, L.L.C.	46,137	—
Other	(15,682)	(40,995)

Cash provided by operations	20,732	82,138
Cash provided by (used for) investment:
Expenditures for property and equipment	(48,277)	(32,572)
Return of investment in Boise Cascade Holdings, L.L.C.	87,695	—
Proceeds from sales of assets	3,713	1,586
Other	(997)	—

Cash provided by (used for) investment	42,134	(30,986)
Cash used for financing:
Cash dividends paid:
Common stock	(3,478)	—
Preferred stock	(1,008)	(1,046)
Borrowings (payments) of short-term debt, net	(144)	6,898
Borrowings of long-term debt	1,659	—
Payments of long-term debt	(2,267)	(36,994)
Purchases of preferred stock	(332)	(187)
Proceeds from exercise of stock options	1,245	196
Payments related to other share-based compensation	(20)	(1,125)
Other	(4,660)	2

Cash used for financing	(9,005)	(32,256)
Effect of exchange rates on cash and cash equivalents	(6,926)	(1,503)

Increase in cash and cash equivalents	46,935	17,393
Balance at beginning of the period	495,056	427,111

Balance at end of the period	$541,991	$444,504

See accompanying notes to quarterly consolidated financial statements

Notes to Quarterly Consolidated Financial Statements (unaudited)

1. Basis of Presentation

Nature of Operations

OfficeMax Incorporated (“OfficeMax,” the “Company,” “we” or “our”) is a leader in both business-to-business and retail office products distribution. The Company provides office supplies and paper, print and document services, technology products and solutions, office furniture and facilities products to large, medium and small businesses, government offices and consumers. OfficeMax customers are served by approximately 28,000 associates through direct sales, catalogs, the Internet and a network of retail stores located throughout the United States, Canada, Australia, New Zealand and Mexico.

The accompanying quarterly consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries, except our 88%-owned subsidiary that formerly owned assets in Cuba that were confiscated by the Cuban government in the 1960s, which is accounted for as an investment due to various asset restrictions. We also consolidate the variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements are for the thirteen-week and twenty-six-week periods ended on June 29, 2013 (also referred to as the “second quarter of 2013” or the “three months ended June 29, 2013” and the “first six months of 2013” or the “six months ended June 29, 2013,” respectively) and the thirteen-week and twenty-six-week periods ended on June 30, 2012 (also referred to as the “second quarter of 2012” or the “three months ended June 30, 2012” and the “first six months of 2012” or the “six months ended June 30, 2012,” respectively). The Company’s fiscal year ends on the last Saturday in December. Due primarily to statutory requirements, the Company’s international businesses maintain fiscal years with December 31 year-ends, with the exception of Grupo OfficeMax S. de R.L. de C.V. (“Grupo OfficeMax”), our majority-owned joint-venture in Mexico, for which the fiscal year-end is the last Saturday in December beginning with the 2012 fiscal year. Grupo OfficeMax reported one month in arrears in the first six months of 2012. This practice was discontinued in the fourth quarter of 2012, resulting in fiscal year 2012 including 13 months for Grupo OfficeMax. This change in accounting policy did not have a material impact on the Company’s financial statements.

The Company manages its business using three reportable segments: OfficeMax, Contract (“Contract segment” or “Contract”); OfficeMax, Retail (“Retail segment” or “Retail”); and Corporate and Other. Management reviews the performance of the Company based on these segments. We present information pertaining to our segments in Note 13, “Segment Information.”

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

Recently Issued or Newly Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board issued guidance which expands disclosure requirements for other comprehensive income. The guidance requires the reporting of the effect of the

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

reclassification of items out of accumulated other comprehensive income on each affected net income line item. The guidance is effective for interim and annual periods beginning on or after December 15, 2012 and is to be applied prospectively. This guidance, which was adopted in the first quarter of 2013, affects the presentation of certain elements of the Company’s financial statements, but these changes in presentation did not have a material impact on those financial statements.

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

The Closing is subject to various conditions, including (i) approval of OfficeMax’s stockholders; (ii) approval of Office Depot’s stockholders; (iii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) receipt of approvals or clearances required under the Canadian Competition Act and the Mexican Federal Law on Economic Competition; (v) there being no law or injunction, or agreement with a governmental authority under any antitrust laws, prohibiting consummation of the Merger Transactions; (vi) the effectiveness of a registration statement on Form S-4 under the Securities Act of 1933, as amended, with respect to shares of Office Depot common stock to be issued pursuant to the Merger Agreement; (vii) approval for listing such shares on the New York Stock Exchange upon completion of the Second Merger; (viii) subject to certain exceptions, the accuracy of the representations and warranties of the parties; (ix) compliance by the parties in all material respects with their respective obligations and covenants; (x) the delivery of opinions from counsel to each of OfficeMax and Office Depot that the Merger Transactions will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended; and (xi) the absence of a material adverse effect. In addition, OfficeMax’s obligation to consummate the Merger Transactions is subject to the completion of certain transactions by and with the holder of Office Depot’s convertible preferred stock. Some of the above conditions, including the approvals of OfficeMax’s and Office Depot’s stockholders and the effectiveness of the registration statement, have already been satisfied.

The Merger Agreement contains certain termination rights in favor of OfficeMax and Office Depot, including if the Merger Transactions are not completed on or before December 31, 2013 (which date will be automatically extended to April 30, 2014 if certain conditions to Closing related to antitrust approvals have not been satisfied). The Merger Agreement also provides that, upon termination of the Merger Agreement under certain circumstances, OfficeMax may be required to pay Office Depot, or Office Depot may be required to pay OfficeMax, a termination fee of $30 million.

We recorded $11.7 million and $18.6 million of expenses in the second quarter and first six months of 2013, respectively, related to the proposed Merger Transactions which are included in other operating expenses (income), net in the Consolidated Statements of Operations.

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

During the first six months of 2012, we recorded facility closure charges of $25.3 million (all in the first quarter) in our Retail segment primarily related to the closure of 15 underperforming domestic stores prior to the end of their lease terms. There were no such charges recorded in the first six months of 2013.

Facility closure reserve account activity during the first six months of 2013 was as follows:

Total
(thousands)
Balance at December 29, 2012	$74,643
Cash payments	(13,032)
Accretion	1,192

Balance at June 29, 2013	$62,803

Reserve balances were classified in the Consolidated Balance Sheets as follows:

June 29, 2013
(thousands)
Accrued expenses and other current liabilities - Other	$19,255
Other long-term liabilities	43,548

Total	$62,803

The facilities closure reserve consisted of the following:

June 29, 2013
(thousands)
Estimated future lease obligations	$108,906
Less: anticipated sublease income	(46,103)

Total	$62,803

4. Severance and Other Charges

Over the past few years, we have incurred significant charges related to Company personnel restructuring and reorganizations. The first six months of 2013 included severance charges recorded in the second quarter of $4.5 million, related primarily to reorganizations in our Contract segment sales and supply chain operations in the U.S., New Zealand and Australia. These charges were included in other operating expenses (income), net in the Consolidated Statements of Operations. There were no such charges in the first six months 2012.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

As of June 29, 2013, $6.1million of the severance charges remain unpaid and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability of $529 million until 2020, the maturity date for the Installment Notes. In the third quarter of 2012, as a result of the agreement transferring our rights to the remaining receivable and the extinguishment of Securitization Notes guaranteed by Lehman, $269 million of the deferred tax gain was recognized. At June 29, 2013, the remaining deferred tax gain of $260 million is related to the Installment Notes guaranteed by Wells (the “Wells Guaranteed Installment Notes”), and will be recognized upon maturity.

Through June 29, 2013, we have received all payments due under the Wells Guaranteed Installment Notes, which have consisted only of interest due on the notes, and have made all payments due on the related Securitization Notes guaranteed by Wells, again consisting only of interest due. As all amounts due on the Wells Guaranteed Installment Notes are current and we have no reason to believe that we will not be able to collect all

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

amounts due according to the contractual terms of the Wells Guaranteed Installment Notes, the notes are reflected in our Consolidated Balance Sheets at their original principal amount of $817.5 million. The Wells Guaranteed Installment Notes and related Securitization Notes are scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Wells Guaranteed Installment Notes.

6. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is calculated using net income (loss) available to holders of our common stock divided by the weighted average number of shares of common stock outstanding during the applicable periods presented. Diluted net income (loss) per common share is similar to basic net income (loss) per common share except that the weighted average number of shares of common stock outstanding is increased to include, if their inclusion is dilutive, the number of additional shares of common stock that would have been outstanding assuming the issuance of all potentially dilutive shares, such as common stock to be issued upon the exercise of stock options, the vesting of restricted stock units, and the conversion of outstanding preferred stock. Net income (loss) per common share was determined by dividing net income (loss), as adjusted, by weighted average shares outstanding as follows:

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(thousands, except per- share amounts)		(thousands, except per- share amounts)
Net income (loss) available to OfficeMax common shareholders	$(10,033)	$10,719	$46,302	$15,578
Average shares—basic	87,049	86,576	86,976	86,459

Net income (loss) available to OfficeMax common shareholders per common share:
Basic	$(0.12)	$0.12	$0.53	$0.18

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(thousands, except per- share amounts)		(thousands, except per- share amounts)
Net income (loss) available to OfficeMax common shareholders	$(10,033)	$10,719	$46,302	$15,578

Average shares—basic	87,049	86,576	86,976	86,459
Restricted stock, stock options, preferred share conversion and other(a)(b)(c)	—	885	1,582	934

Average shares—diluted	87,049	87,461	88,558	87,393
Diluted net income (loss) attributable to OfficeMax per common share:
Diluted	$(0.12)	$0.12	$0.52	$0.18

(a)	The assumed conversion of outstanding preferred stock was anti-dilutive in all periods presented, and therefore no adjustment was required to determine diluted net income (loss) from continuing operations or average shares-diluted.
(b)

Options to purchase 5.1 million shares of common stock and restricted stock units (“RSUs”) for 2.1 million shares of common stock were outstanding during the second quarter of 2013 but were not included in the computation of diluted income (loss) per common share for the second quarter of 2013, because the impact would have been anti-dilutive due to the loss reported for the second quarter of 2013. Options to purchase 2.3 million shares of common stock were outstanding during the first six months of 2013 but were not

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

included in the computation of diluted income (loss) per common share because the impact would have been anti-dilutive as such options’ exercise prices were higher than the average market price during that period.
(c)	Options to purchase 5.3 million and 4.3 million shares of common stock were outstanding during the second quarter and first six months of 2012, respectively, but were not included in the computation of diluted income (loss) per common share because the impact would have been anti-dilutive as such options’ exercise prices were higher than the average market price during those periods.

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

As discussed in Note 5, “Timber Notes/Non-Recourse Debt,” at the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability until 2020, the maturity date for the Installment Notes. As the tax gain associated with the Lehman Guaranteed Installment Note was recognized in 2012, the remaining tax liability of $260 million at June 29, 2013, is related to the Wells Guaranteed Installment Notes and will be recognized when the Wells Guaranteed Installment Notes are paid.

As of June 29, 2013, the Company had $6.7 million of total unrecognized tax benefits, $6.6 million of which would affect the Company’s effective tax rate if recognized. Any future adjustments would result from the effective settlement of tax positions with various tax authorities. The Company does not anticipate any tax settlements to occur within the next twelve months. The reconciliation of the beginning and ending unrecognized tax benefits is as follows:

Amount
(thousands)
Unrecognized gross tax benefits balance at December 29, 2012	$6,337
Increase related to prior year tax positions	896
Decrease related to prior year tax positions	(5)
Lapse of statute	(374)
Settlements	(141)

Unrecognized tax benefits balance at June 29, 2013	$6,713

During the first six months of 2013 and 2012, cash payments, net of refunds received, for income taxes were as follows:

	2013	2012
	(thousands)
Cash tax payments, net	$9,814	$9,274

8. Investment in Boise Cascade Holdings, L.L.C.

In connection with the sale of the paper, forest products and timberland assets in 2004, we invested $175 million in affiliates of Boise Cascade, L.L.C. Due to restructurings conducted by those affiliates, our investment is currently in Boise Cascade Holdings, L.L.C. (“BCH”), a building products company.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Our investment in BCH (the “Boise Investment”) is accounted for under the cost method, as BCH does not maintain separate ownership accounts for its members’ interests, and we do not have the ability to significantly influence the operating and financial policies of BCH. In exchange for investing in BCH, we received voting securities and non-voting securities.

A subsidiary of BCH, Boise Cascade, L.L.C., filed a registration statement with the SEC in November 2012 to register stock for an initial public offering (the “Boise IPO”). Boise Cascade, L.L.C. completed the Boise IPO on February 11, 2013 and became Boise Cascade Company (“BCC”). In connection with the Boise IPO, BCH’s equity interest in Boise Cascade, L.L.C. was automatically exchanged for 29.7 million shares of common stock of BCC. Subsequent to the Boise IPO, BCH executed a Fourth Amended and Restated Operating Agreement on February 26, 2013, pursuant to which BCH’s existing Series B and Series C common units were exchanged for newly issued common units of Boise Cascade Holdings L.L.C., after which OfficeMax owns 5.9 million of the outstanding 29.7 million common units of BCH, representing a 20.01% ownership interest in BCH.

The non-voting securities of BCH were redeemed at the original investment amount of $66 million in February 2013. Prior to the redemption, the non-voting securities accrued dividends daily at the rate of 8% per annum on the liquidation value plus the accumulated dividends. These dividends accumulated semiannually to the extent not paid in cash on the last day of June and December. The accumulated dividend receivable of $46.1 million was also collected in February 2013. Our policy was to record the income associated with these dividends as a reduction of operating, selling and general and administrative expenses in the Consolidated Statements of Operations. The Company recognized dividend income of $1.0 million in 2013 prior to the redemption in February 2013, and $2.1 million and $4.1 million during the second quarter and first six months of 2012, respectively.

The income associated with the dividends on the non-voting equity securities ceased in the first quarter of 2013 as a result of the redemption of those securities. The voting securities do not accrue dividends. However, in February and April of 2013, we received distributions of $17.3 million and $4.4 million, respectively, related to the voting equity securities, which were recorded as reductions in the carrying value of the Boise Investment.

The Boise Investment represented a continuing involvement in the operations of the business we sold in 2004. Therefore, $179.8 million of gain realized from the sale was deferred. The redemption of the non-voting equity securities, as well as the distributions related to the voting equity securities, triggered recognition of pre-tax operating gains of $4.5 million and $90.1 million in the second quarter and six months ended June 29, 2013, respectively. The gains were reported, net of fees, as $4.5 million and $89.9 million of income in other operating expenses (income), net in the Consolidated Statements of Operations for the second quarter and first six months of 2013, respectively. The remaining $89.7 million of deferred gain attributable to the voting equity securities will be recognized in earnings as the Company’s investment is reduced.

On July 30, 2013, we received an additional distribution of $71.8 million related to the voting equity securities. As a result, we expect to record a significant gain in the third quarter of 2013. The distribution resulted from BCH’s sale of 13.9 million common shares of BCC through a secondary public offering of 10.0 million BCC common shares held by BCH and a repurchase by BCC, from BCH, of 3.9 million BCC common shares. Following these transactions, BCH owns 15.8 million common shares of BCC. BCH’s sale of BCC shares is expected to result in OfficeMax being allocated taxable income as a partner of the BCH entity. This allocation of taxable income, in turn, might result in cash taxes being due for the year when combined with OfficeMax’s other taxable income and credits.

As of June 29, 2013, based on the trading value of the publicly traded shares of BCC on that date, there was no indication of impairment of the Boise Investment.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

9. Debt

Credit Agreements

On October 7, 2011, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with a group of banks. The Credit Agreement permits the Company to borrow up to a maximum of $650 million, of which $50 million is allocated to the Company’s Canadian subsidiary and $600 million is allocated to the Company and its other participating U.S. subsidiaries, in each case subject to a borrowing base calculation that limits availability to a percentage of eligible trade and credit card receivables plus a percentage of the value of eligible inventory less certain reserves. The Credit Agreement may be increased (up to a maximum of $850 million) at the Company’s request and the approval of the lenders participating in the increase, or may be reduced from time to time at the Company’s request, in each case according to the terms detailed in the Credit Agreement. Letters of credit, which may be issued under the Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. At the end of the second quarter of 2013, the Company was in compliance with all covenants under the Credit Agreement. The Credit Agreement will expire on October 7, 2016.

Borrowings under the Credit Agreement are subject to interest at rates based on either the prime rate, the federal funds rate, LIBOR or the Canadian Dealer Offered Rate. An additional percentage, which varies depending on the level of average borrowing availability, is added to the applicable rates. Fees on letters of credit issued under the Credit Agreement are charged at rates between 1.25% and 2.25% depending on the type of letter of credit (i.e., stand-by or commercial) and the level of average borrowing availability. The Company is also charged an unused line fee of between 0.375% and 0.5% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit. The fees on letters of credit were 1.75% and the unused line fee was 0.5% at the end of the second quarter of 2013.

Availability under the Credit Agreement at the end of the second quarter of 2013 was as follows:

Total
(millions)
Maximum aggregate available borrowing amount	$615.4
Less: Stand-by letters of credit	(38.0)

Amount available for borrowing	$577.4

There were no borrowings under the Credit Agreement during the first six months of 2013.

Other

At the end of the second quarter of 2013, Grupo OfficeMax had total outstanding borrowings of $9.0 million. This included $1.5 million outstanding under a 60-month installment note due in the first quarter of 2014 and $1.6 million outstanding under a 54-month installment note due in the third quarter of 2014. Payments on the installment loans are made monthly. The remaining $5.9 million of borrowings is a simple revolving loan. Recourse on the Grupo OfficeMax loans is limited to Grupo OfficeMax. The installment loan maturing in the third quarter of 2014 is secured by certain owned property of Grupo OfficeMax. All other Grupo OfficeMax loan facilities are unsecured.

Cash Paid for Interest

Cash payments for interest, net of interest capitalized and including interest payments related to the Securitization Notes, were $32.6 million and $34.6 million for the first six months of 2013 and 2012, respectively. Excluding interest payments related to the Securitization Notes, cash payments for interest, net of

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

interest capitalized, were $12.7 million and $14.7 million for the first six months of 2013 and 2012, respectively. Cash interest payments made on the Securitization Notes are completely offset by interest payments received on the Installment Notes.

10. Financial Instruments, Derivatives and Hedging Activities

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (non-derivatives), short-term borrowings and trade accounts payable approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at June 29, 2013 and December 29, 2012. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	June 29, 2013
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable - Wells	$—	$931,296	$—	$931,296	$817,500
Boise Investment	$—	$151,763	$—	$151,763	$87,305
Financial liabilities:
Recourse debt	$46,506	$182,823	$—	$229,329	$235,442
Non-recourse debt - Wells	$—	$854,697	$—	$854,697	$735,000

	December 29, 2012
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable - Wells	$—	$986,365	$—	$986,365	$817,500
Financial liabilities:
Recourse debt	$—	$229,431	$—	$229,431	$236,194
Non-recourse debt - Wells	$—	$903,912	$—	$903,912	$735,000

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

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

The carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•

Timber notes receivable: Timber notes receivable as of June 29, 2013 consists solely of the Wells Guaranteed Installment Notes. The fair value of the Wells Guaranteed Installment Notes is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 inputs).

•

Boise Investment: The fair value of the Boise Investment is calculated as the sum of the market value of OfficeMax’s indirect investment in BCC, the primary investment of BCH, plus OfficeMax’s portion of any cash held by BCH as of the balance sheet date (together, Level 2 inputs). OfficeMax’s indirect investment in BCC is calculated using the number of shares OfficeMax indirectly holds in BCC multiplied by the closing stock price of BCC as of the last trading day prior to the balance sheet date. Prior to the first quarter of 2013, it was not considered practicable to estimate the fair value of the Boise Investment. BCH and its subsidiaries were untraded companies without observable market inputs. However, as discussed in Note 8, “Investment in Boise Cascade Holdings, L.L.C.,” BCC became a publicly traded company through the Boise IPO executed in the first quarter of 2013. As of June 29, 2013, the Boise Investment constitutes an indirect interest in BCC’s publicly traded securities (NYSE: BCC). The availability of quoted market prices for the indirect investment makes the estimate of fair value practicable beginning in the first quarter of 2013.

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

•

Non-recourse debt: Non-recourse debt as of June 29, 2013 consists solely of the Securitization Notes supported by Wells. The fair value of the Securitization Notes supported by Wells is estimated by discounting the future cash flows of the instrument at rates currently available to the Company for similar instruments of comparable maturities (Level 2 inputs).

During the first six months of 2013, there were no significant changes to the techniques used to measure fair value except as noted above for the estimate of fair value of the Boise Investment. Other than routine borrowings and payments of recourse debt, there were no changes to the financial instruments for which fair value is being calculated. Any changes in the level of inputs for recourse debt is due to the existence or nonexistence of trades on the measurement date from which to obtain unadjusted quoted prices.

Derivatives and Hedging Activities

Changes in foreign currency exchange rates expose us to financial market risk. We occasionally use derivative financial instruments, such as forward exchange contracts, to manage our exposure associated with commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. We do not enter into derivative instruments for any other purpose. We do not speculate using derivative instruments. The fair values of derivative financial instruments were not material at the end of the second quarter of 2013 or at 2012 fiscal year-end.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

11. Retirement and Benefit Plans

Components of Net Periodic Benefit Cost (Income)

The following represents the components of net periodic benefit cost (income) for pension and other postretirement benefits which are recorded in operating, selling and general and administrative expense in the Consolidated Statements of Operations:

	Three Months Ended
	Pension Benefits		Other Postretirement Benefits
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(thousands)
Service cost	$744	$927	$(6)	$72
Interest cost	11,905	16,186	137	230
Expected return on plan assets	(17,371)	(20,774)	—	—
Recognized actuarial loss	5,279	4,486	31	45
Amortization of prior service credits	—	—	(987)	(1,001)

Net periodic benefit cost (income)	$557	$825	$(825)	$(654)

	Six Months Ended
	Pension Benefits		Other Postretirement Benefits
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
	(thousands)
Service cost	$1,523	$1,870	$81	$144
Interest cost	23,847	32,344	357	466
Expected return on plan assets	(34,750)	(41,547)	—	—
Recognized actuarial loss	10,600	8,977	131	101
Amortization of prior service credits	—	—	(1,975)	(2,004)

Net periodic benefit cost (income)	$1,220	$1,644	$(1,406)	$(1,293)

Cash Flows

We expect to make $3.0 million of contributions to the Company’s pension plans in 2013, which we expect to fund with cash. As of June 29, 2013, $1.6 million in cash has been contributed in 2013.

12. Share-Based Compensation

The Company sponsors several share-based compensation plans. The Company recognizes compensation expense from all share-based payment transactions with employees in the consolidated financial statements at fair value. Pre-tax compensation costs related to the Company’s share-based plans were $2.5 million and $2.3 million for the second quarters of 2013 and 2012, respectively, and $4.9 million and $5.1 million for the first six months of 2013 and 2012, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $1.0 million and $0.9 million for the second quarters of 2013 and 2012, respectively, and $1.9 million and $2.0 million for the first six months of 2013 and 2012, respectively.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Restricted Stock and Restricted Stock Units

Restricted stock is restricted until it vests and cannot be sold by the recipient until its restrictions have lapsed. Each restricted stock unit (“RSU”) is convertible into one share of common stock after its restrictions have lapsed. The Company recognizes compensation expense related to these awards over the vesting periods based on the awards’ grant date fair values. The Company calculates the grant date fair value of the RSU awards by multiplying the number of RSUs by the closing price of the Company’s common stock on the grant date. If these awards contain performance criteria the grant date fair value is set assuming performance at target, and management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. Pre-tax compensation expense and additional paid-in capital related to restricted stock and RSU awards was $1.6 million and $0.2 million for the second quarters of 2013 and 2012, respectively, and $2.8 million and $0.9 million for the first six months of 2013 and 2012, respectively. The remaining compensation expense to be recognized related to outstanding restricted stock and RSU awards, net of estimated forfeitures, is approximately $10.6 million and will be recognized through the first quarter of 2016.

As a result of a special non-recurring dividend of $1.50 per share of common stock (the “Special Dividend”), which is further described in Note 14, “Shareholders’ Equity and Noncontrolling Interest,” outstanding RSU awards were equitably adjusted to maintain the awards’ pre-dividend value, under existing anti-dilution provisions of the Company’s share-based compensation plans. The adjustment resulted in an increase in the number of RSUs related to previously granted RSU awards. The adjustment did not result in additional compensation expense because the fair value of the awards after adjustment was substantially equal to the fair value of the awards before the adjustment.

A summary of restricted stock and RSU activity for the first six months of 2013 is presented in the following table:

	Shares	Weighted-Average Grant Date Fair Value Per Common Share
Unvested, December 29, 2012	1,317,756	$10.70
Granted	1,335,421	11.73
Special Dividend adjustment	269,714	11.39
Vested	(6,250)	12.97
Forfeited	(612,438)	12.53

Unvested June 29, 2013	2,304,203	$10.89

In the above table, granted RSUs include 216,730 shares of performance-based RSUs reserved for issuance in 2012 which were not considered granted or outstanding until 2013 when the associated performance measures were established.

Unvested restricted stock and RSUs are not included as shares outstanding in the calculation of basic earnings per share, but, except as described below, are included in the number of shares used to calculate diluted earnings per share as long as all applicable performance criteria are met, and their effect is dilutive. Unvested RSUs outstanding at June 29, 2013 in the above table do not include 235,281 shares of performance-based RSUs that were reserved for issuance in 2012 for which associated performance measures have not yet been established. Therefore, they are not considered granted or outstanding and have been excluded from the number of shares used to calculate diluted earnings per share.

There are 973,379 unvested performance based RSUs as of June 29, 2013 that would be converted into time based RSUs upon completion of the Merger Transactions, including the 235,281 shares of performance-based RSUs discussed above that have been reserved for issuance but are not considered granted in the above table. For more information related to the Merger Transactions, see Note 2, “Merger Agreement.”

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Stock Options

The Company’s stock options are issued with an exercise price equal to fair market value on the grant date and typically expire within seven years of the grant date. Stock options granted under the 2003 OfficeMax Incentive and Performance Plan generally vest over a three year period. Pre-tax compensation expense related to stock options was $0.9 million and $2.1 million for the second quarters of 2013 and 2012, respectively, and $2.1 million and $4.2 million for the first six months of 2013 and 2012, respectively. The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is approximately $2.8 million and will be recognized through the fourth quarter of 2016.

As a result of the Special Dividend discussed in Note 14, “Shareholders’ Equity and Noncontrolling Interest,” outstanding stock options were equitably adjusted to maintain the stock options’ pre-dividend value, under existing anti-dilution provisions of the Company’s share-based compensation plans. The adjustment resulted in an increase in the number of shares underlying each stock option and a decrease in the per-share exercise price of each stock option. The adjustment did not result in additional compensation expense because the fair value of the awards after the adjustment was substantially equal to the fair value of the awards before the adjustment.

A summary of stock option activity for the first six months of 2013 is presented in the following table:

	Shares	Wtd. Avg. Exercise Price
Balance at December 29, 2012	5,212,738	$10.57
Options granted	3,500	9.76
Special Dividend adjustment	635,142	9.56
Options exercised	(241,708)	4.81
Options forfeited and expired	(261,738)	12.50

Balance at June 29, 2013	5,347,934	$9.48

Exercisable at June 29, 2013	3,063,150
Weighted average fair value of options granted (Black-Scholes) during 2013	$5.07

The following table provides summarized information about stock options outstanding at June 29, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.21	12,645	—	$2.21	12,645	$2.21
$3.50 – $9.00	2,917,986	5.1	4.99	1,240,580	4.75
$11.00 – $15.00	1,306,314	4.2	13.96	1,067,001	13.76
$16.00 – $22.00	1,110,989	4.3	16.07	742,924	16.08

At June 29, 2013, the aggregate intrinsic value was $15.4 million for outstanding stock options and $6.9 million for those stock options that were exercisable. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company’s closing stock price on the last trading day of the second quarter of 2013 and the exercise price, multiplied by the number of in-the-money stock options at the end of the quarter).

During the first six months of 2013, the Company granted stock options for 3,500 shares of our common stock and estimated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 0.63%, expected annual dividends of $0.08 per share, expected life of 4.5 years and expected stock price volatility of 69.94%.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

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

Management evaluates the segments’ performances using segment income (loss) which is based on operating income (loss) after eliminating the effect of certain legacy operating items such as income associated with our Boise Investment and certain other operating items such as store closure costs, costs related to the proposed Merger Transactions and severance charges, all of which are not indicative of our core operations.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

The following tables contain details of the Company’s operations by segment:

	Sales	Segment income (loss)(1)	Other operating (expense) income, net	Operating income (loss)
	(thousands)
Three months ended June 29, 2013
Contract	$849,661	$17,057	$(4,311)	$12,746
Retail	683,388	1,943	(44)	1,899
Corporate and Other	—	(8,180)	(7,334)	(15,514)

Total	$1,533,049	$10,820	$(11,689)	$(869)

Three months ended June 30, 2012
Contract	$878,838	$25,704	$—	$25,704
Retail	723,561	2,842	—	2,842
Corporate and Other	—	(7,527)	2,069	(5,458)

Total	$1,602,399	$21,019	$2,069	$23,088

	Sales	Segment income (loss)(1)	Other operating (expense) income, net	Operating income (loss)
	(thousands)
Six months ended June 29, 2013
Contract	$1,770,953	$32,485	$(4,311)	$28,174
Retail	1,528,826	18,166	(44)	18,122
Corporate and Other	—	(17,438)	72,170	54,732

Total	$3,299,779	$33,213	$67,815	$101,028

Six months ended June 30, 2012
Contract	$1,839,422	$52,791	$—	$52,791
Retail	1,635,889	25,668	(25,266)	402
Corporate and Other	—	(16,393)	4,137	(12,256)

Total	$3,475,311	$62,066	$(21,129)	$40,937

(1)	Beginning in 2013, segment income (loss) for all periods presented excludes dividend income from our Boise Investment due to the redemption of the non-voting securities in the first quarter of 2013 which totaled $1.0 million for the first six months of 2013 (all in the first quarter) and $2.1 million and $4.1 million during the second quarter and first six months of 2012, respectively, and were reported in operating, selling and general and administrative expenses in the Consolidated Statements of Operations.

Interest expense, interest income, and other income (expense), net are not recorded by segments.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

14. Shareholders’ Equity and Noncontrolling Interest

The following table reflects changes in shareholders’ equity and noncontrolling interest for the first six months of 2013.

	Shareholders’ Equity	Noncontrolling Interest
	(thousands)
Balance at December 29, 2012	$1,034,373	$44,617
Comprehensive income:
Net income attributable to OfficeMax and noncontrolling interest	47,310	1,395
Other comprehensive income:
Foreign currency translation adjustments	(23,143)	(310)
Amortization of unrecognized retirement and benefit costs, net of tax	8,605	—

Comprehensive income attributable to OfficeMax and noncontrolling interest	32,772	1,085
Common stock dividends	(133,120)	—
Preferred stock dividends	(1,008)	—
Stock-based compensation activity	6,163	—
Non-controlling interest fair value adjustment	(8,783)	8,783
Other	(326)	(24)

Balance at June 29, 2013	$930,071	$54,461

Special Dividend

On May 6, 2013, the Company declared a special non-recurring dividend of $1.50 per share of common stock totaling $131.5 million to shareholders of record as of the close of business on June 12, 2013, of which $130.7 million was paid in the third quarter of 2013. As a result of the Special Dividend, outstanding stock options and RSUs were equitably adjusted to maintain the awards’ pre-dividend value under existing anti-dilution provisions of the Company’s share-based compensation plans. See Note 12, “Share-Based Compensation,” for further information.

Preferred Stock

At June 29, 2013, 599,466 shares of 7.375% Series D ESOP convertible preferred stock were outstanding, compared with 608,693 shares outstanding at December 29, 2012. The Series D ESOP convertible preferred stock is shown in the Consolidated Balance Sheets at its liquidation preference of $45 per share. All shares outstanding have been allocated to participants in the plan. Each ESOP preferred share is entitled to one vote, bears an annual cumulative dividend of $3.31875 per share and is convertible at any time by the trustee into common stock using a conversion ratio established in accordance with the Certificate of Designation for the OfficeMax Series D preferred stock (“Certificate of Designation”), which was 0.82168 shares of common stock per share of preferred stock as of June 29, 2013. Upon redemption, ESOP participants receive $45 of cash or common stock and cash, at the Company’s election, for each ESOP preferred share, as the ESOP preferred shares may not be redeemed for less than the liquidation preference.

Upon payment of the Special Dividend during the third quarter of 2013, as discussed above, the conversion ratio was revised to 0.9312 in accordance with the Certificate of Designation.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Changes in Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component includes the following for the first six months of 2013:

	Pension and Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(thousands)
Balance at December 29, 2012	$(288,450)	$150,929	$(137,521)
Other comprehensive income (loss) before reclassifications	4,410	(23,143)	(18,733)
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of unrecognized retirement and benefit costs	8,756	—	8,756

Current period other comprehensive income (loss)	13,166	(23,143)	(9,977)
Income taxes	(4,561)	—	(4,561)

Net current period other comprehensive income (loss)	8,605	(23,143)	(14,538)

Balance at June 29, 2013	$(279,845)	$127,786	$(152,059)

All amounts reclassified out of accumulated other comprehensive income (loss) were recorded in operating, selling, and general and administrative expenses in the Consolidated Statements of Operations.

15. Commitments and Guarantees

Commitments

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the second quarter of 2013, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $53.5 million. This represents an increase in the estimated purchase price from the prior year which is attributable to higher market multiples for similar companies as of the measurement date. As the estimated purchase price was greater than the carrying value of the noncontrolling interest as of the end of the year, the Company recorded an adjustment to state the noncontrolling interest at the estimated purchase price, and, as the estimated purchase price approximates fair value, the offset was recorded to additional paid-in capital.

16. Legal Proceedings and Contingencies

As previously disclosed, eight putative class action lawsuits challenging the Merger Transactions were filed on behalf of a putative class consisting of OfficeMax stockholders.

Six lawsuits were filed in the Circuit Court of the Eighteenth Judicial Circuit of DuPage County, Illinois (the “State Court”): (i) Venkata S. Donepudi v. OfficeMax Incorporated, et al. (Case Number 2013L000188), filed on February 25, 2013; (ii) Beth Koeneke v. OfficeMax Incorporated, et al. (Case Number 2013CH000776), filed on February 28, 2013; (iii) Marc Schmidt v. Saligram, et al. (Case Number 2013MR000411), filed on March 13, 2013; (iv) The Feivel & Helene Gottlieb Defined Benefit Pension Plan v. OfficeMax Incorporated, et

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

al. (Case Number 2013L000246), filed on March 14, 2013; (v) Norman Klumpp v. Bryant, et al. (Case Number 2013CH1107), filed on March 28, 2013; and (vi) J. David Lewis v. OfficeMax Incorporated, et al. (Case Number 2013CH001123), filed on March 29, 2013. The above-referenced actions have been consolidated in Venkata S. Donepudi v. OfficeMax Incorporated, et al. (Case Number 2013L000188) (the “State Action”). A consolidated amended class action complaint was filed in the State Action on April 25, 2013.

Two lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division: (i) Eric Hollander v. OfficeMax Incorporated, et al. (Case Number 1:13-cv-03330), filed on May 2, 2013; and (ii) Thomas and Beverly DeFabio v. OfficeMax Incorporated, et al. (Case Number 1:13-cv-03385), filed on May 6, 2013 (the “Federal Actions”).

The State Action and the Federal Actions named OfficeMax, Office Depot and the directors of OfficeMax, among others, as defendants. Each of the lawsuits was brought by a purported holder or holders of OfficeMax common stock, both individually and on behalf of a putative class of OfficeMax stockholders. The lawsuits generally alleged, among other things, that the directors of OfficeMax breached their fiduciary duties to OfficeMax stockholders by agreeing to a transaction with inadequate and unfair consideration and pursuant to an inadequate and unfair process. The lawsuits further allege that OfficeMax and Office Depot, among others, aided and abetted the OfficeMax directors in the breach of their fiduciary duties. In addition, the lawsuits alleged that the disclosure in the definitive joint proxy statement/prospectus of OfficeMax and Office Depot filed with the SEC on June 10, 2013 was inadequate.

OfficeMax believes that these lawsuits are without merit and that no further disclosure was required to supplement the joint proxy statement/prospectus under applicable laws; however, to eliminate the burden, expense and uncertainties inherent in such litigation, on June 25, 2013, the defendants entered into a Memorandum of Understanding (the “Memorandum of Understanding”) regarding the settlement of the State Action and the Federal Actions. The Memorandum of Understanding outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in the State Action and the Federal Actions. In consideration for such settlement and release, the parties to the State Action and the Federal Actions agreed that OfficeMax and Office Depot would make certain supplemental disclosures to the joint proxy statement/prospectus, which OfficeMax made in a Current Report on Form 8-K filed with the SEC on June 27, 2013. The Memorandum of Understanding contemplates that the parties will attempt in good faith to agree promptly upon a stipulation of settlement to be submitted to the State Court for approval at the earliest practicable time. The stipulation of settlement will be subject to customary conditions, including approval by the State Court, which will consider the fairness, reasonableness and adequacy of such settlement. The stipulation of settlement will provide that OfficeMax (or its successors in interest) will pay, on behalf of all defendants, the plaintiffs’ attorneys’ fees and expenses, subject to approval by the State Court, in the amount of $0.7 million, following dismissal of both the State Action and the Federal Actions with prejudice. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the State Court will approve the settlement even if the parties were to enter into such stipulation. In such event, or if the transactions contemplated by the Merger Agreement are not consummated for any reason, the proposed settlement will be null and void and of no force and effect.

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

Overall Summary

Sales for the second quarter of 2013 decreased 4.3% year-over-year to $1,533.0 million, while sales for the first six months of 2013 decreased 5.1% year-over-year to $3,299.8 million. After adjusting for the changes in foreign currency exchange rates, the impact of stores opened and closed in 2013 and 2012, and the difference in business days at the international Contract businesses, sales for the second quarter of 2013 decreased 4.1% year-over-year, and sales for the first six months of 2013 decreased 4.2% year-over-year. Gross profit margin decreased 0.3% of sales (30 basis points) to 25.3% of sales in the second quarter of 2013 and 0.1% of sales (10 basis points) to 25.6% of sales in the first six months of 2013, compared to the same periods of 2012. For the second quarter of 2013, increased occupancy expense as a percentage of sales due to the deleveraging impact of the lower sales and lower customer margins were partially offset by lower in-bound freight expense, while for the first six months of 2013, the increased occupancy expense as a percentage of sales was partially offset by higher customer margins. Operating, selling and general and administrative expenses declined during the second quarter and first six months of 2013 compared to the same periods of 2012 due to reduced incentive compensation expense (lower by $12.2 million and $18.0 million, respectively), lower payroll and benefit costs and lower advertising expenses, which were partially offset by increased spending on growth and profitability initiatives, yet increased as a percentage of sales primarily as a result of the deleveraging impact of the lower sales on fixed costs. We reported an operating loss of $0.9 million in the second quarter of 2013, compared to operating income of $23.1 million for the second quarter of 2012. For the first six months of 2013, we reported operating income of $101.0 million compared to $40.9 million for the first six months of 2012. As noted in the discussion and analysis that follows, our operating results were impacted by significant non-core items in some periods consisting of income associated with our investment in Boise Cascade Holdings, L.L.C. (“Boise Investment”), charges for stores closed in 2012, costs related to our proposed merger with Office Depot, Inc. (“Office Depot”) and severance charges as described below. If we eliminate these items from the applicable periods, our adjusted operating income was $10.8 million and $33.2 million for the second quarter and first six months of 2013, respectively, and $21.0 million and $62.1 million for the second quarter and first six months of 2012, respectively.

The reported net loss available to OfficeMax common shareholders was $10.0 million, or $0.12 per diluted share, in the second quarter of 2013 compared to net income available to OfficeMax common shareholders of $10.7 million, or $0.12 per diluted share, in the second quarter of 2012. The reported net income available to OfficeMax common shareholders was $46.3 million, or $0.52 per diluted share, and $15.6 million, or $0.18 per diluted share, in the first six months of 2013 and 2012, respectively. If we eliminate the impact of significant non-core items from the applicable periods, our adjusted net income available to OfficeMax common shareholders was $1.8 million, or $0.02 per diluted share, and $11.8 million, or $0.13 per diluted share, for the second quarter and first six months of 2013, respectively, and $9.5 million, or $0.11 per diluted share, and $28.5 million, or $0.33 per diluted share, for the second quarter and first six months of 2012, respectively.

On February 20, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Office Depot, Inc. and certain other parties. In accordance with the Merger Agreement, and pursuant to a series of transactions contemplated by the Merger Agreement (together, the “Merger”), OfficeMax will become an indirect wholly-owned subsidiary of Office Depot, Inc. and each share of OfficeMax Incorporated common stock issued and outstanding immediately prior to the effective time of the Merger, other than shares to be cancelled pursuant to the terms of the Merger Agreement, will be converted into the right to receive 2.69 shares (the “Exchange Ratio”) of Office Depot, Inc. common stock, together with cash in lieu of fractional shares, if any, and unpaid dividends and distributions, if any. The Merger Agreement permits OfficeMax to make a distribution to its stockholders of $1.50 per share of OfficeMax common stock, which distribution will not result in any adjustment to the Exchange Ratio. On May 6, 2013, we declared a special non-recurring dividend (the “Special Dividend”) of $1.50 per share of common stock, totaling $131.5 million to shareholders of record as of the close of business on June 12, 2013, of which $130.7 million was paid to shareholders in the third quarter of 2013.

The completion of the proposed Merger is subject to various customary closing conditions, including among others receipt of regulatory approvals.

The Merger Agreement contains certain termination rights for both parties, and further provides for the payment of fees and expenses upon termination under specified circumstances. The proposed Merger is expected to be completed by December 31, 2013.

Results of Operations, Consolidated

($ in thousands)

	Three months ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Sales	$1,533,049	$1,602,399	$3,299,779	$3,475,311
Gross profit	387,438	409,513	846,298	892,290
Operating, selling and general and administrative expenses	376,618	386,425	812,038	826,087
Other operating expenses (income), net	11,689	—	(66,768)	25,266

Total operating expenses	388,307	386,425	745,270	851,353
Operating income (loss)	$(869)	$23,088	$101,028	$40,937
Net income (loss) available to OfficeMax common shareholders	$(10,033)	$10,719	$46,302	$15,578
Gross profit margin	25.3%	25.6%	25.6%	25.7%
Operating, selling and general and administrative expenses
Percentage of sales	24.6%	24.1%	24.6%	23.8%

In addition to assessing our operating performance as reported under U.S. generally accepted accounting principles (“GAAP”), we evaluate our results of operations before non-operating legacy items and certain legacy operating items such as income associated with our Boise Investment and certain other operating items such as store closure costs, costs related to our proposed Merger with Office Depot and severance charges, all of which are not indicative of our core operations. We believe our presentation of financial measures before, or excluding, these items, which are non-GAAP measures, enhances our investors’ overall understanding of our operational performance and provides useful information to both investors and management to evaluate the ongoing operations and prospects of OfficeMax by providing better comparisons. Whenever we use non-GAAP financial measures, we designate these measures as “adjusted” and provide a reconciliation of the non-GAAP financial measures to the most closely applicable GAAP financial measure. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measure.

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

	Non-GAAP Reconciliation - Sales
	Three Months Ended			Six Months Ended
	June 29, 2013	June 30, 2012	Percent Change	June 29, 2013	June 30, 2012	Percent Change
	(thousands)			(thousands)
Sales as reported	$1,533,049	$1,602,399	(4.3)%	$3,299,779	$3,475,311	(5.1)%
Adjustment for favorable impact of change in foreign exchange rates(a)	(2,628)	—		(5,419)	—
Adjustment for the impact of closed and opened stores and the difference in business days from year-to-year for businesses reporting on a calendar basis(b)	(11,780)	(19,224)		(16,961)	(53,259)

Sales adjusted for impact of change in foreign exchange rates, closed and opened stores and change in number of business days	$1,518,641	$1,583,175	(4.1)%	$3,277,399	$3,422,052	(4.2)%

(a)	Computed by assuming constant currency exchange rates between periods.
(b)	Computed by reducing current year and prior year sales for stores opened or closed in the current or prior year and by adjusting prior year sales to reflect the same number of business days in the current year.

	Non-GAAP Reconciliations - Current Year Operating Results
	Three Months Ended June 29, 2013			Six Months Ended June 29, 2013
	Operating income (loss)	Net income (loss) available to OfficeMax common shareholders	Diluted income (loss) per common share	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(thousands, except per-share amounts)			(thousands, except per-share amounts)
As reported	$(869)	$(10,033)	$(0.12)	$101,028	$46,302	$0.52
Merger related expenses	11,689	11,689	0.14	18,579	18,579	0.21
Gain recognized from reduced Boise Investment, net of fees	(4,507)	(2,778)	(0.03)	(89,853)	(55,308)	(0.62)
Severance charges	4,507	2,889	0.03	4,507	2,889	0.03
Boise – Series A dividend income	—	—	—	(1,047)	(637)	(0.01)

As adjusted	$10,820	$1,767	$0.02	$33,213	$11,825	$0.13

	Non-GAAP Reconciliation - Prior Year Operating Results
	Three Months Ended June 30, 2012			Six Months Ended June 30, 2012
	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(thousands, except per-share amounts)			(thousands, except per-share amounts)
As reported	$23,088	$10,719	$0.12	$40,937	$15,578	$0.18
Boise – Series A dividend income	(2,069)	(1,262)	(0.01)	(4,137)	(2,524)	(0.03)
Store closure charges	—	—	—	25,266	15,437	0.18

As adjusted	$21,019	$9,457	$0.11	$62,066	$28,491	$0.33

These items are described in more detail in this Management’s Discussion and Analysis.

At the end of the second quarter of 2013, we had $542.0 million in cash and cash equivalents and $577.4 million in available (unused) borrowing capacity under our revolving credit facility. We also had outstanding recourse debt of $235.4 million (both current and long-term) and non-recourse obligations of $735.0 million related to the timber securitization notes at June 29, 2013. There is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged installment notes receivable and underlying guarantees. There were no borrowings on our credit agreement in 2013.

During the first six months of 2013, we received $133.8 million in cash proceeds related to the Boise Investment from the redemption of all of the non-voting equity securities at the original investment amount of $66.0 million, and payment of $46.1 million of accrued dividends on those securities as well as distributions of $21.7 million related to the voting equity securities. The redemption of the non-voting equity securities and the distributions related to the voting equity securities reduced the carrying value of the Boise Investment, and resulted in the recognition of $89.9 million of deferred gain, net of fees, associated with the Boise Investment ($85.4 million in the first quarter and $4.5 million in the second quarter.)

For the first six months of 2013, operations provided $20.7 million of cash which included $46.1 million of the Boise Investment proceeds. Investing activities included $87.7 million of proceeds associated with our Boise Investment, partially offset by $48.3 million of capital expenditures (including systems and infrastructure investments). Financing activities used $9.0 million.

Outlook

Based on the current environment, we anticipate that total company sales for the third quarter of 2013 will be lower than the third quarter of 2012, including the projected unfavorable impact of foreign currency translation. Additionally, we anticipate that for the third quarter of 2013, adjusted operating income margin will be lower than the adjusted operating income margin in the third quarter of 2012, but to be higher than the adjusted operating income margin in the first half of 2013. The third quarter of 2012 included approximately $3 million of income from the favorable purchase accounting for leases related to the acquisition of the U.S. retail businesses as well as approximately $2 million of Boise dividend income.

For the full year 2013, we anticipate that total company sales will be lower than the prior year period, including the projected unfavorable impact of foreign currency translation and we expect year-over-year sales declines for the full year to be consistent with the trends experienced in the first half of 2013. For the full year 2013, we anticipate that adjusted operating income margin will be lower than the adjusted operating income margin for the full year of 2012, but to be higher than the adjusted operating income margin for the first half of 2013. Full year 2012 reported results included approximately $11 million of income from the favorable purchase accounting for leases related to the acquisition of the U.S. retail businesses as well as approximately $8 million of Boise dividend income.

Operating Results

Sales for the second quarter of 2013 decreased 4.3% year-over-year to $1,533.0 million, while sales of $3,299.8 million for the first six months of 2013 decreased 5.1% year-over-year. After adjusting for the changes in foreign currency exchange rates, the impact of stores opened and closed in 2013 and 2012 and the difference in business days at the international Contract businesses, as they report on a calendar quarter basis which impacts the number of business days reported in a fiscal quarter from year to year for the consolidated company, sales for the second quarter of 2013 decreased 4.1% year-over-year, and sales for the first six months of 2013 decreased 4.2% year-over-year. In our Retail segment, same-store sales in local currencies declined 3.6% in the second quarter of 2013 compared to the second quarter of 2012 and 4.6% for the first six months of 2013 compared to the first six months of 2012. In our Contract segment, sales in local currencies decreased 3.2% for the second quarter of 2013 compared to the second quarter of 2012 and 3.7% for the first six months of 2013 compared to the first six months of 2012.

Gross profit margin decreased 0.3% of sales (30 basis points) to 25.3% of sales in the second quarter of 2013 and decreased 0.1% of sales (10 basis points) to 25.6% of sales in the first six months of 2013 compared to the same respective periods in 2012. Gross profit margins in our Contract segment decreased year-over-year by 0.5% of sales (50 basis points) in the second quarter of 2013 and by 0.1% (10 basis points) in the first six month 2013 due to lower customer margins in the international businesses and the deleveraging impact of the lower sales on delivery expense. Gross profit margins in our Retail segment were flat in the second quarter of 2013 compared to the comparable prior year period and increased 0.2% of sales (20 basis points) for the first six months of 2013 compared to the comparable prior year period, reflecting improved customer margins which were partially offset by the deleveraging impact of lower sales on occupancy expenses and the negative impact of the expiration of favorable purchase accounting for leases related to the acquisition of the U.S. retail business, which benefitted the second quarter and first six months of 2012 by $2.7 million and $5.4 million, respectively.

As a result of purchase accounting from the 2003 acquisition of the U.S. retail business, we recorded an asset relating to store leases with terms below market value and a liability for store leases with terms above market value. The asset will be amortized through 2027 ($4 million per year), while the liability was amortized through 2012 ($11 million per year). From the acquisition date through 2012, the net amortization of these items reduced rent expense by approximately $7 million per year. Beginning in 2013, the completed amortization of the liability, or expiration of the favorable purchase accounting, has resulted in no further reduction of rent expense causing 2013 gross profit to be lower than 2012 by approximately $11 million for the year, or approximately $3 million per quarter.

Operating, selling and general and administrative expenses decreased $9.8 million and $14.0 million year-over-year for the second quarter and the first six months of 2013, respectively. Expenses for both periods of 2013 were lower year-over-year due to lower incentive compensation expense, reduced payroll expense related to reorganizations and facility closures in 2012 and store closures in 2012 and 2013, and lower advertising expense which were partially offset by increased spending on growth and profitability initiatives. Incentive compensation expense was lower by $12.2 million and $18.0 million for the second quarter and first six months of 2013, respectively. As a percentage of sales, operating, selling and general and administrative expenses increased 0.5% of sales year-over-year to 24.6% of sales in the second quarter of 2013 and increased 0.8% of sales year-over-year to 24.6% of sales in the first six months of 2013 primarily due to the deleveraging impact of the lower sales on fixed costs.

As noted above, our results for the first six months of 2013 and 2012 included the following significant non-core items:

•

During the first six months of 2013 and 2012, we recorded income of $90.9 million and $4.1 million, respectively, in our Corporate segment associated with our Boise Investment, consisting of $4.5 and $89.9 million in the second quarter and first six months of 2013, respectively for the partial recognition of the deferred gain from the 2004 sale of our paper, forest products and timberland assets, net of fees, which were included in other operating expenses (income) net in the Consolidated Statements of

Operations, and $1.0 million for the first six months of 2013 (all in the first quarter) and $2.1 million and $4.1 million for the second quarter and first six months of 2012, respectively, related to dividend income from the non-voting securities redeemed in the first quarter of 2013, which were included in operating, selling and general and administrative expenses in the Consolidated Statements of Operations. These items increased net income by $2.8 million and $1.3 million, or $0.03 and $0.01 per diluted share, for the second quarters of 2013 and 2012, respectively, and increased net income by $55.9 million and $2.5 million, or $0.63 and $0.03 per diluted share, for the first six months of 2013 and 2012, respectively.

•

During the second quarter and first six months of 2013, we recorded charges of $11.7 million and $18.6 million, respectively, in our Corporate segment for certain costs related to our proposed Merger with Office Depot, which may not be deductible for tax purposes and were included in other operating expenses (income) net in the Consolidated Statements of Operations. These charges reduced net income by $11.7 million and $18.6 million, or $0.14 and $0.21 per diluted share, for the second quarter and first six months of 2013, respectively.

•

During the first six months of 2013 (all in the second quarter), we recorded $4.5 million of severance charges ($4.3 million in our Contract segment and $0.2 million in our Corporate and Other segment) related primarily to reorganizations in our sales and supply chain organizations in the U.S., New Zealand and Australia. These charges reduced net income by $2.9 million, or $0.03 per diluted share, for both the second quarter and first six months of 2013.

•

During the first six months of 2012, we recorded a charge of $25.3 million (all in the first quarter) in our Retail segment related to store closures in the U.S., which was included in other operating expenses (income) net in the Consolidated Statements of Operations and which reduced net income by $15.4 million, or $0.18 per diluted share. There were no store closure charges in 2013.

Interest income was $10.7 million and $11.0 million for the second quarters of 2013 and 2012, respectively. For the first six months of 2013 and 2012, interest income was $21.5 million and $21.8 million, respectively.

Interest expense was $16.7 million in the second quarter of 2013 compared to $17.5 million in the second quarter of 2012 and was $33.4 million in the first six months of 2013 compared to $35.8 million in the first six months of 2012.

For the second quarter of 2013, we recognized income tax expense of $1.6 million on pre-tax loss of $7.4 million compared to income tax expense of $5.3 million on pre-tax income of $16.6 million (effective tax expense rate of 31.8%) for the second quarter of 2012. For the first six months of 2013, we recognized income tax expense of $40.3 million on pre-tax income of $89.0 million (effective tax expense rate of 45.3%) compared to income tax expense of $8.9 million on pre-tax income of $27.2 million (effective tax expense rate of 32.8%) for the first six months of 2012. The effective tax rate in both years was impacted by the effects of state income taxes, income items not subject to tax, non-deductible expenses (e.g. merger-related costs), income items not subject to tax and the mix of domestic and foreign sources of income.

We reported a net loss attributable to OfficeMax and noncontrolling interest of $8.9 million for the second quarter of 2013 and net income attributable to OfficeMax and noncontrolling interest of $48.7 million for the first six months of 2013. After adjusting for joint venture results attributable to noncontrolling interest and preferred dividends, we reported net loss available to OfficeMax common shareholders of $10.0 million, or $0.12 per diluted share, for the second quarter of 2013 and net income available to OfficeMax common shareholders of $46.3 million, or $0.52 per diluted share, for the first six months of 2013. Adjusted net income available to OfficeMax common shareholders, as discussed above, was $1.8 million, or $0.02 per diluted share, for the second quarter of 2013 compared to $9.5 million, or $0.11 per diluted share, for the second quarter of 2012. For the first six months of 2013 and 2012, adjusted net income available to OfficeMax common shareholders was $11.8 million, or $0.13 per diluted share, for 2013 compared to $28.5 million, or $0.33 per diluted share, for 2012.

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

Management evaluates the segments’ performances using segment income (loss) which is based on operating income (loss) after eliminating the effect of certain legacy operating items such as income associated with our Boise Investment and certain other operating items such as store closure costs, costs related to the proposed Merger with Office Depot and severance charges, all of which are not indicative of our core operations.

Contract

($ in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Sales	$849,661	$878,838	$1,770,953	$1,839,422
Gross profit	185,565	196,129	394,453	411,390
Gross profit margin	21.8%	22.3%	22.3%	22.4%
Operating, selling and general and administrative expenses	168,508	170,425	361,968	358,599
Percentage of sales	19.8%	19.4%	20.4%	19.5%

Segment income	$17,057	$25,704	$32,485	$52,791
Percentage of sales	2.0%	2.9%	1.8%	2.9%

Sales by product line
Office supplies and paper	$488,519	$494,073	$1,028,075	$1,045,307
Technology products	260,464	283,394	548,144	591,019
Office furniture	100,678	101,371	194,734	203,096

Sales by geography
United States	$592,888	$607,852	$1,212,838	$1,249,988
International	256,773	270,986	558,115	589,434
Sales growth (decline)	(3.3)%	(0.2)%	(3.7)%	1.9%

Contract segment sales decreased 3.3% (3.2% in local currencies) year-over-year for the second quarter of 2013 to $849.7 million. Sales for the first six months of 2013 decreased 3.7% (3.7% in local currencies) year-over-year to $1,771.0 million. The change in the number of business days year-over-year impacted sales by less than one percent for the second quarter and first six months of 2013 each. U.S. sales decreased 2.5% and 3.0% year-over-year for the second quarter and first six months of 2013, respectively, as declines in our U.S. Workplace accounts were partially offset by increased sales in OfficeMax.com, one of our digital initiatives. The declines in our U.S. Workplace accounts were associated with declines in sales to existing customers in both the first and second quarters of 2013 and sales declines from lost customers being higher than sales to newly acquired customers in the first quarter of 2013. Sales to newly acquired customers were higher than sales from lost customers in the second quarter of 2013, but were not enough to offset the decline in the first quarter of 2013. The rate of decline in sales to existing Workplace customers in the second quarter of 2013 of 5.1% was higher than the rate of decline noted in the first quarter of 2013. International sales decreased 5.2% (5.0% in local currencies) year-over-year for the second quarter of 2013 and decreased 5.3% (5.1% in local currencies) year-over-year for the first six months of 2013. The change in the number of business days year-over-year benefitted international sales growth by approximately 1.5% for the second quarter of 2013, but reduced international sales growth for the first six months of 2013 by approximately 0.8%. The international sales declines were due primarily to lower sales to existing customers.

Contract segment gross profit margin decreased 0.5% (50 basis points) year-over-year to 21.8% for the second quarter of 2013 and decreased 0.1% (10 basis points) year-over-year to 22.3% for the first six months of 2013. Gross profit margins in the U.S. were flat in the second quarter of 2013 compared to the second quarter of 2012, as customer margins were consistent with the prior year. U.S. gross profit margins were higher in the first six months of 2013 than in the first six months of 2012 as stronger customer margins were partially offset by the deleveraging impact of lower sales on delivery expense. In the international Contract businesses, gross profit margins were lower in the second quarter and first six months of 2013 compared to the same periods of 2012 primarily due to lower customer margins resulting from increased competition and a change in product mix to more lower margin “on-contract” priced products.

Contract segment operating, selling and general and administrative expenses decreased $1.9 million for the second quarter of 2013 compared to the second quarter of 2012, as lower incentive compensation expense was partially offset by increased spending on growth and profitability initiatives but increased $3.4 million for the first six months of 2013 compared to the first six months of 2012, as increased spending on growth and profitability initiatives was partially offset by lower incentive compensation expense and lower payroll and benefits costs due to reorganizations in 2012. Incentive compensation expense was lower by $6.7 million and $8.7 million for the second quarter and first six months of 2013, respectively. As a percentage of sales, these expenses increased 0.4% year-over-year to 19.8% of sales for the second quarter of 2013 and increased 0.9% year-over-year to 20.4% of sales for the first six months of 2013 primarily due to the deleveraging impact of the lower sales on fixed costs.

Contract segment income was $17.1 million, or 2.0% of sales, for the second quarter of 2013, compared to $25.7 million, or 2.9% of sales, for the second quarter of 2012. Contract segment income was $32.5 million, or 1.8% of sales, for the first six months of 2013 compared to $52.8 million, or 2.9% of sales, for the first six months of 2012. The decrease in segment income for both periods was primarily attributable to the lower sales and lower gross profit margins, as well as the higher operating, selling and general and administrative expenses for the first six months.

Retail

($ in thousands)

	Three Months Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Sales	$683,388	$723,561	$1,528,826	$1,635,889
Gross profit	201,873	213,384	451,845	480,900
Gross profit margin	29.5%	29.5%	29.6%	29.4%
Operating, selling and general and administrative expenses	199,930	210,542	433,679	455,232
Percentage of sales	29.3%	29.1%	28.4%	27.8%

Segment income	$1,943	$2,842	$18,166	$25,668
Percentage of sales	0.3%	0.4%	1.2%	1.6%

Sales by product line
Office supplies and paper	$280,650	$296,899	$619,376	$653,862
Technology products	342,723	368,111	776,850	849,681
Office furniture	60,015	58,551	132,600	132,346

Sales by geography
United States	$618,401	$660,568	$1,393,058	$1,507,942
International	64,987	62,993	135,768	127,947
Sales growth (decline)	(5.6)%	(5.7)%	(6.5)%	(4.0)%
Same-location sales growth (decline)	(3.6)%	(1.8)%	(4.6)%	(2.0)%

Retail segment sales decreased by 5.6% year-over-year (6.0% on a local currency basis) to $683.4 million for the second quarter of 2013 and by 6.5% year-over-year (7.0% on a local currency basis) to $1,528.8 million for the first six months of 2013, in both cases reflecting store closures and reduced store traffic. U.S. same-store sales declined 3.7% and 4.8% year-over-year for the second quarter and first six months of 2013, respectively, in both cases primarily due to lower store traffic and lower technology product category sales. Mexico same-store sales decreased 3.4% and 2.7% year-over-year on a local currency basis for the second quarter and first six months of 2013, respectively. We ended the second quarter of 2013 with 932 stores. In the U.S., we closed nine retail stores during the first six months of 2013 (four in the second quarter) and opened none during the first six months of 2013, ending the second quarter with 842 retail stores. Grupo OfficeMax opened two stores during the first six months of 2013 (one in the second quarter) and closed two (one in the second quarter), ending the quarter with 90 retail stores.

Retail segment gross profit margin of 29.5% of sales for the second quarter of 2013 was flat to the same period of the prior year and increased 0.2% of sales (20 basis points) year-over-year to 29.6% of sales for the first six months of 2013. Gross profit margins declined in the U.S. for the second quarter of 2013 but increased for the first six months, as both periods were negatively affected by the deleveraging impact of lower sales on occupancy expenses and the negative impact of the expiration of favorable purchase accounting for leases related to the acquisition of the U.S. retail business, which benefitted the prior year period by $2.7 million and $5.4 million for the second quarter and first six months of 2013, respectively. Both periods benefitted from lower in-bound freight and delivery expenses and the first six months benefitted from higher customer margins in the first quarter. Higher gross profit margins in Mexico in the second quarter offset the U.S. declines. Gross profit margins were flat in Mexico for the first six months of 2013.

Retail segment operating, selling and general and administrative expenses decreased $10.6 million and $21.6 million for the second quarter and first six months of 2013, respectively, compared to the same periods of the prior year, primarily due to lower payroll and benefit expense from cost reductions and store closures, lower advertising expense and reduced incentive compensation expense, partially offset by increased spending on growth and profitability initiatives. Incentive compensation expense was lower by $4.8 million and $8.3 million for the second quarter and first six months of 2013, respectively. Retail segment operating, selling and general and administrative expenses as a percentage of sales increased 0.2% of sales year-over-year to 29.3% of sales for the second quarter of 2013 and increased 0.6% of sales year-over-year to 28.4% of sales for the first six months of 2013 primarily due to the deleveraging impact of the lower sales on fixed costs.

Retail segment income was $1.9 million, or 0.3% of sales, for the second quarter of 2013, compared to $2.8 million, or 0.4% of sales, for the second quarter of 2012. Retail segment income was $18.2 million, or 1.2% of sales, for the first six months of 2013 compared to $25.7 million, or 1.6% of sales, for the first six months of 2012. The decrease in segment income for both periods was attributable to the lower sales, which was partially offset by the lower operating, selling and general and administrative expenses and, for the first six months, higher gross profit margins.

Corporate and Other

Corporate and Other segment loss was $8.2 million and $17.4 million for the second quarter and first six months of 2013, respectively, compared to $7.5 million and $16.4 million for the second quarter and first six months of 2012, respectively.

Liquidity and Capital Resources

At the end of the second quarter of 2013, the total liquidity available for OfficeMax was $1,119.4 million. This includes cash and cash equivalents of $542.0 million, including $108.2 million in foreign cash balances, and borrowing availability of $577.4 million from our credit agreement associated with the Company and certain of our subsidiaries in the U.S., Puerto Rico and Canada. At the end of the second quarter of 2013, the Company was in compliance with all covenants under the credit agreement. The credit agreement expires on October 7, 2016. At the end of the second quarter of 2013, we had $235.4 million of short-term and long-term recourse debt and $735.0 million of non-recourse timber securitization notes outstanding.

In the third quarter of 2013, we paid $130.7 million related to the Special Dividend, with the remaining $0.8 million to be paid in a future quarter upon delivery of certain of our restricted stock units (“RSUs”). Also during the third quarter of 2013, we received an additional distribution of $71.8 million related to the Boise Investment voting securities. The distribution resulted from the sale of Boise Cascade Company shares by Boise Cascade Holdings L.L.C. and might result in cash taxes being due for the year when combined with OfficeMax’s other taxable income and credits.

Under certain circumstances there are restrictions on our ability to repatriate certain amounts of foreign cash balances. If the Company chose to repatriate certain unrestricted foreign cash balances, it could result in a repatriation provision of approximately $0.4 million in excess of the amount already accrued and $2.4 million in cash taxes due.

Our primary ongoing cash requirements, other than the previously discussed Special Dividend, relate to working capital, expenditures for property and equipment, technology enhancements and upgrades, lease obligations, pension funding and debt service. We expect to fund these requirements through a combination of available cash balances and cash flow from operations. We also have the revolving credit facility as additional liquidity. The following sections of this Management’s Discussion and Analysis of Financial Condition and Results of Operations discuss in more detail our operating, investing, and financing activities, as well as our financing arrangements.

Operating Activities

Our operating activities provided cash of $20.7 million in the first six months of 2013 compared to $82.1 million in the first six months of 2012. Cash from operations for 2013 was lower than the prior year primarily reflecting unfavorable working capital changes and lower adjusted income, which were partially offset by the receipt of cash associated with our Boise Investment.

Cash flow from operations for the first six months of 2013 included $46.1 million of cash received from the collection of the accrued dividends on the non-voting securities of our Boise Investment. The first six months of 2013 included incentive compensation payments of approximately $29 million related to the 2012 annual incentive plan, while the first six months of 2012 reflected minimal payments related to incentive compensation as performance targets generally were not achieved for the 2011 annual incentive plan. Collections from our domestic receivables were lower in 2013 than in 2012 as there was unusually high vendor-supported promotional activity at year-end 2011 that caused collections to be unusually high at the beginning of 2012. There were also significant timing differences in vendor payments. At year end 2012, we deferred certain payments into 2013 resulting from late reconciliation issues at the end of 2012 that were resolved in the first quarter of 2013, and the first six months of 2013 included an increased amount of payments due to the timing of other expenses for our initiatives at year-end 2012.

We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees, primarily in Contract. Pension expense was $1.2 million and $1.6 million for the first six months of 2013 and 2012, respectively. In the first six months of 2013 and 2012, we made cash contributions to our pension plans totaling $1.6 million and $12.6 million, respectively. The estimated minimum required funding contribution in 2013 is approximately $3.0 million and the expense in 2013 is projected to be approximately $2.4 million compared to expense of $3.3 million in 2012. In addition, we may elect to make additional voluntary contributions.

Investing Activities

Our investing activities provided $42.1 million of cash in the first six months of 2013, compared to using $31.0 million in the first six months of 2012. Cash flow from investing activities for the first six months of 2013 included $87.7 million relating to the redemption of our Boise investment; $66.0 million associated with the redemption of the Boise Investment non-voting securities and $21.7 million associated with distributions related to the Boise Investment voting securities.

In the first six months of 2013, capital spending of $48.3 million consisted of system improvements relating to our growth initiatives, overall software enhancements and infrastructure improvements, as well as spending on new stores and relocations in Mexico and the U.S. We expect our capital investments in 2013 to be approximately $75 million to $85 million. Our capital spending in 2013 will be primarily for maintenance and investment in our systems, infrastructure and growth and profitability initiatives.

Financing Activities

Our financing activities used cash of $9.0 million and $32.3 million in the first six months of 2013 and 2012, respectively. Net debt payments were $0.8 million and $30.1 million in the first six months of 2013 and 2012, respectively, as we repaid a $35 million medium-term note that had reached maturity in the first six months of 2012.

We suspended our dividend to shareholders of common stock on December 18, 2008. In July 2012, we reinstated the payment of quarterly cash dividends on our common stock. The quarterly dividends are expected to be $0.02 per common share, or $0.08 per common share on an annualized basis. During the first six months of 2013, we paid $3.5 million in quarterly common stock dividends.

In the third quarter of 2013, we paid $130.7 million related to the Special Dividend, with the remaining $0.8 million to be paid in a future quarter upon delivery of certain of our RSUs.

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

Credit Agreements

On October 7, 2011, we entered into a Second Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with a group of banks. The Credit Agreement amended both our then existing credit agreement to which we were a party along with certain of our subsidiaries in the U.S. and our then existing credit agreement to which our subsidiary in Canada was a party and consolidated them into a single credit agreement. The Credit Agreement permits us to borrow up to a maximum of $650 million, of which $50 million is allocated to our Canadian subsidiary, and $600 million is allocated to the Company and its other participating U.S. subsidiaries, subject to a borrowing base calculation that limits availability to a percentage of eligible trade and credit card receivables plus a percentage of the value of eligible inventory less certain reserves. The Credit Agreement may be increased (up to a maximum of $850 million) at our request and the approval of the lenders participating in the increase, or may be reduced from time to time at our request, in each case according to the terms detailed in the Credit Agreement. Letters of credit, which may be issued under the Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. Stand-by letters of credit issued under the Credit Agreement totaled $38.0 million at the end of the second quarter of 2013. At the end of the second quarter of 2013, the maximum aggregate borrowing amount available under the Credit Agreement was $615.4 million and availability under the Credit Agreement totaled $577.4 million. At the end of the second quarter of 2013, we were in compliance with all covenants under the Credit Agreement. The Credit Agreement expires on October 7, 2016 and allows the payment of dividends, subject to availability restrictions and if no default has occurred.

Borrowings under the Credit Agreement are subject to interest at rates based on either the prime rate, the federal funds rate, LIBOR or the Canadian Dealer Offered Rate. An additional percentage, which varies depending on the level of average borrowing availability, is added to the applicable rates. Fees on letters of credit issued under the Credit Agreement are charged at rates between 1.25% and 2.25% depending on the type of letter of credit (i.e., stand-by or commercial) and the level of average borrowing availability. The Company is also charged an unused line fee of between 0.375% and 0.5% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit. The fees on letters of credit were 1.75% and the unused line fee was 0.5% at June 29, 2013.

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

At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability of $529 million until 2020, the maturity date for the Installment Notes. In the third quarter of 2012, as a result of the agreement transferring our rights to the remaining receivable and the extinguishment of Securitization Notes guaranteed by Lehman, $269 million of the deferred tax gain was recognized. Due to available alternative minimum tax credits and net operating losses, which offset a significant portion of the taxable income, the Company made a cash tax payment of $15 million in the fourth quarter of 2012. At June 29, 2013, the remaining deferred tax gain of $260 million is related to the Installment Notes guaranteed by Wells (the “Wells Guaranteed Installment Notes”), and will be recognized upon maturity.

Through June 29, 2013, we have received all payments due under the Wells Guaranteed Installment Notes, which have consisted only of interest due on the notes, and have made all payments due on the related Securitization Notes guaranteed by Wells, again consisting only of interest due. As all amounts due on the Wells Guaranteed Installment Notes are current and we have no reason to believe that we will not be able to collect all amounts due according to the contractual terms of the Wells Guaranteed Installment Notes, the notes are reflected in our Consolidated Balance Sheets at their original principal amount of $817.5 million. An additional adverse impact on our financial results presentation could occur if Wells Fargo & Company became unable to perform its obligations under the Wells Guaranteed Installment Notes, thereby resulting in a significant impairment impact.

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

Boise Investment

In connection with the sale of the paper, forest products and timberland assets in 2004, we invested $175 million in affiliates of Boise Cascade, L.L.C. Due to restructurings conducted by those affiliates, our investment is currently in Boise Cascade Holdings, L.L.C. (“BCH”), a building products company.

Our investment in BCH (the “Boise Investment”) is accounted for under the cost method, as BCH does not maintain separate ownership accounts for its members’ interests, and we do not have the ability to significantly influence the operating and financial policies of BCH. In exchange for investing in BCH, we received voting securities and non-voting securities.

A subsidiary of BCH, Boise Cascade, L.L.C., filed a registration statement with the SEC in November 2012 to register stock for an initial public offering (the “Boise IPO”). Boise Cascade, L.L.C. completed the Boise IPO on February 11, 2013 and became Boise Cascade Company (“BCC”). In connection with the Boise IPO, BCH’s equity interest in Boise Cascade, L.L.C. was automatically exchanged for 29.7 million shares of common stock of BCC. Subsequent to the Boise IPO, BCH executed a Fourth Amended and Restated Operating Agreement on February 26, 2013, pursuant to which BCH’s existing Series B and Series C common units were exchanged for newly issued common units of Boise Cascade Holdings L.L.C., after which OfficeMax owns 5.9 million of the outstanding 29.7 million common units of BCH, representing a 20.01% ownership interest in BCH.

The non-voting securities of BCH were redeemed at the original investment amount of $66 million in February 2013. Prior to the redemption, the non-voting securities accrued dividends daily at the rate of 8% per annum on the liquidation value plus the accumulated dividends. These dividends accumulated semiannually to the extent not paid in cash on the last day of June and December. The accumulated dividend receivable of $46.1 million was also collected in February 2013. Our policy was to record the income associated with these dividends as a reduction of operating, selling and general and administrative expenses in the Consolidated Statements of Operations. The Company recognized dividend income of $1.0 million in 2013 prior to the redemption in February 2013, and $2.1 million and $4.1 million during the second quarter and first six months of 2012, respectively.

The income associated with the dividends on the non-voting equity securities ceased in the first quarter of 2013 as a result of the redemption of those securities. The voting securities do not accrue dividends. However, in February and April of 2013, we received distributions of $17.3 million and $4.4 million, respectively, related to the voting equity securities, which were recorded as reductions in the carrying value of the Boise Investment.

The Boise Investment represented a continuing involvement in the operations of the business we sold in 2004. Therefore, $179.8 million of gain realized from the sale was deferred. The redemption of the non-voting equity securities, as well as the distributions related to the voting equity securities, triggered recognition of pre-tax operating gains of $4.5 million and $90.1 million in the second quarter and six months ended June 29, 2013, respectively. The gains were reported, net of fees, as $4.5 million and $89.9 million of income in other operating expenses (income), net in the Consolidated Statements of Operations for the second quarter and first six months of 2013, respectively. The remaining $89.7 million of deferred gain attributable to the voting equity securities will be recognized in earnings as the Company’s investment is reduced.

On July 30, 2013, we received an additional distribution of $71.8 million related to the voting equity securities. As a result, we expect to record a significant gain in the third quarter of 2013. The distribution resulted from BCH’s sale of 13.9 million common shares of BCC through a secondary public offering of 10.0 million BCC common shares held by BCH and a repurchase by BCC, from BCH, of 3.9 million BCC common shares. Following these transactions, BCH owns 15.8 million common shares of BCC. BCH’s sale of BCC shares is expected to result in OfficeMax being allocated taxable income as a partner of the BCH entity. This allocation of taxable income, in turn, might result in cash taxes being due for the year when combined with OfficeMax’s other taxable income and credits.

As of June 29, 2013, based on the trading value of the publicly traded shares of BCC on that date, there was no indication of impairment of the Boise Investment.

Contractual Obligations

For information regarding contractual obligations, see the caption “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 29, 2012. At June 29, 2013, there had not been a material change to the information regarding contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012.

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the second quarter of 2013, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $53.5 million. This represents an increase in the estimated purchase price from the end of the prior fiscal year that is attributable to higher market multiples for similar companies as of the measurement date. As the estimated purchase price was greater than the carrying value of the noncontrolling interest as of the end of the year, the Company recorded an adjustment to state the noncontrolling interest at the estimated purchase price, and, as the estimated purchase price approximates fair value, the offset was recorded to additional paid-in capital.

Off-Balance-Sheet Activities and Guarantees

For information regarding off-balance-sheet activities and guarantees, see “Off-Balance-Sheet Activities and Guarantees” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 29, 2012. At June 29, 2013, there had not been a material change to the information regarding off-balance-sheet activities and guarantees disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012.

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

Disclosures of Financial Market Risks

Financial Instruments

Our debt is predominantly fixed-rate. At June 29, 2013, the estimated current fair value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $114 million more than the amount of debt reported in the Consolidated Balance Sheets. As previously discussed, there is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged Installment Notes receivable and underlying guarantees. The debt and receivables related to the timber notes have fixed interest rates and are reflected in the tables below, along with the carrying amounts and estimated fair values.

We were not a party to any material derivative financial instruments in 2013 or 2012.

The following table provides information about our financial instruments outstanding at June 29, 2013. The following table does not include our obligations for pension plans and other post retirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax employees. As our plans were frozen in 2003, our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits. However, the pension plan obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension plan participants’ increased life expectancies. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include OfficeMax common stock, U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels.

	June 29, 2013		December 29, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Financial assets:
Timber notes receivable - Wells	$817.5	$931.3	$817.5	$986.4
Boise Investment	$87.3	$151.8	—	—
Financial liabilities:
Recourse debt	$235.4	$229.3	$236.2	$229.4
Non-recourse debt - Wells	$735.0	$854.7	$735.0	$903.9

Prior to the first quarter of 2013, it was not considered practicable to estimate the fair value of the Boise Investment. Boise Cascade Holdings, L.L.C. and its subsidiaries were untraded companies without observable market inputs. However, as discussed in Note 8, “Investment in Boise Cascade Holdings, L.L.C.,” Boise Cascade Company became a publicly traded company through the Boise IPO executed in the first quarter of 2013. As of June 29, 2013, the Boise Investment constitutes an indirect interest in Boise Cascade Company’s publicly traded securities (NYSE: BCC). The availability of quoted market prices for the indirect investment makes the estimate of fair value practicable beginning in the first quarter of 2013.

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

The estimated fair values of our other financial instruments, including cash and cash equivalents and receivables are the same as their carrying values. Concentration of credit risks with respect to trade receivables is limited due to the wide variety of vendors, customers and channels to and through which our products are sourced and sold, as well as their dispersion across many geographic areas. In the fourth quarter of 2011, we became aware of financial difficulties at one of our large Contract customers. We granted the customer extended payment terms and implemented creditor oversight provisions. The receivable from this customer was $28.0 million at June 29, 2013, and a significant portion of that balance has been collected to date. Based on our ongoing sales to this customer, we continue to carry similar receivable balances, which we monitor closely.

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

During the first six months of 2012, we recorded facility closure charges of $25.3 million (all in the first quarter of 2012) primarily related to the closure of 15 underperforming stores prior to the end of their lease terms. We had no such charges in the first six months of 2013.

At June 29, 2013, the facility closure reserve was $62.8 million with $19.3 million included in current liabilities, and $43.5 million included in long-term liabilities. The reserve represents future lease obligations of $108.9 million, net of anticipated sublease income of approximately $46.1 million. Cash payments relating to the facility closures were $13.0 million and $9.4 million in the first six months of 2013 and 2012, respectively.

Environmental

For information regarding environmental issues, see the caption “Environmental” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 29, 2012. At June 29, 2013, there has not been a material change to the information regarding environmental issues disclosed in the Company’s Annual Report on Form 10-K for the year ending December 29, 2012.

Critical Accounting Estimates

For information regarding critical accounting estimates, see the caption “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 29, 2012. There have been no significant changes to the Company’s critical accounting estimates during the first six months of 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk see the caption “Disclosures of Financial Market Risks” herein and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012. At June 29, 2013, except as disclosed herein in “Disclosures of Financial Market Risks,” there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

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

Litigation Related to the Proposed Merger

As previously disclosed, eight putative class action lawsuits challenging the Merger were filed on behalf of a putative class consisting of OfficeMax stockholders.

Six lawsuits were filed in the Circuit Court of the Eighteenth Judicial Circuit of DuPage County, Illinois (the “State Court”): (i) Venkata S. Donepudi v. OfficeMax Incorporated, et al. (Case Number 2013L000188), filed on February 25, 2013; (ii) Beth Koeneke v. OfficeMax Incorporated, et al. (Case Number 2013CH000776), filed on February 28, 2013; (iii) Marc Schmidt v. Saligram, et al. (Case Number 2013MR000411), filed on March 13, 2013; (iv) The Feivel & Helene Gottlieb Defined Benefit Pension Plan v. OfficeMax Incorporated, et al. (Case Number 2013L000246), filed on March 14, 2013; (v) Norman Klumpp v. Bryant, et al. (Case Number 2013CH1107), filed on March 28, 2013; and (vi) J. David Lewis v. OfficeMax Incorporated, et al. (Case Number 2013CH001123), filed on March 29, 2013. The above-referenced actions have been consolidated in Venkata S. Donepudi v. OfficeMax Incorporated, et al. (Case Number 2013L000188) (the “State Action”). A consolidated amended class action complaint was filed in the State Action on April 25, 2013.

Two lawsuits were filed in the United States District Court for the Northern District of Illinois, Eastern Division: (i) Eric Hollander v. OfficeMax Incorporated, et al. (Case Number 1:13-cv-03330), filed on May 2, 2013; and (ii) Thomas and Beverly DeFabio v. OfficeMax Incorporated, et al. (Case Number 1:13-cv-03385), filed on May 6, 2013 (the “Federal Actions”).

The State Action and the Federal Actions named OfficeMax, Office Depot and the directors of OfficeMax, among others, as defendants. Each of the lawsuits was brought by a purported holder or holders of OfficeMax common stock, both individually and on behalf of a putative class of OfficeMax stockholders. The lawsuits generally alleged, among other things, that the directors of OfficeMax breached their fiduciary duties to OfficeMax stockholders by agreeing to a transaction with inadequate and unfair consideration and pursuant to an inadequate and unfair process. The lawsuits further allege that OfficeMax and Office Depot, among others, aided and abetted the OfficeMax directors in the breach of their fiduciary duties. In addition, the lawsuits alleged that the disclosure in the definitive joint proxy statement/prospectus of OfficeMax and Office Depot filed with the SEC on June 10, 2013 was inadequate.

OfficeMax believes that these lawsuits are without merit and that no further disclosure was required to supplement the joint proxy statement/prospectus under applicable laws; however, to eliminate the burden, expense and uncertainties inherent in such litigation, on June 25, 2013, the defendants entered into a Memorandum of Understanding (the “Memorandum of Understanding”) regarding the settlement of the State Action and the Federal Actions. The Memorandum of Understanding outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in the State Action and the Federal Actions. In consideration for such settlement and release, the parties to the State Action and the Federal Actions agreed that OfficeMax and Office Depot would make certain supplemental disclosures to the joint proxy statement/prospectus, which OfficeMax made in a Current Report on Form 8-K filed with the SEC on June 27, 2013. The Memorandum of Understanding contemplates that the parties will attempt in good faith to agree promptly upon a stipulation of settlement to be submitted to the State Court for approval at the earliest practicable time. The stipulation of settlement will be subject to customary conditions, including approval by the State Court, which will consider the fairness, reasonableness and adequacy of such settlement. The stipulation of settlement will provide that OfficeMax (or its successors in interest) will pay, on behalf of all defendants, the plaintiffs’ attorneys’ fees and expenses, subject to approval by the State Court, in the amount of $735,000, following dismissal of both the State Action and the Federal Actions with prejudice. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the State Court will approve the settlement even if the parties were to enter into such stipulation. In such event, or if the transactions contemplated by the Merger Agreement are not consummated for any reason, the proposed settlement will be null and void and of no force and effect.

ITEM 1A.	RISK FACTORS

For information regarding risk factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012. There have been no material changes to the Company’s risk factors during the first six months of 2013, except as previously reported in “Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarter ended March 30, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning our stock repurchases during the three months ended June 29, 2013 is below. All stock was withheld to satisfy tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Common Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
March 31 – April 27, 2013	—	$—	—	—
April 28 – May 25, 2013	1,618	11.35	—	—
May 26 – June 29, 2013	158	11.42	—	—

Total	1,776	$11.36	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICEMAX INCORPORATED

/s/ DEBORAH A. O’Connor
Deborah A. O’Connor Senior Vice President, Chief Financial Officer and Chief Accounting Officer (As Duly Authorized Officer and Principal Financial Officer)

Date: August 6, 2013

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended June 29, 2013

Exhibit Number	Exhibit Description

3.1(1)	Conformed Restated Certificate of Incorporation, reflecting all amendments to date.

3.2(2)	Amended and Restated Bylaws, as amended February 12, 2009.

10.1(3)	2003 OfficeMax Incentive and Performance Plan (as amended and restated effective as of April 29, 2013).

10.2(4)*	First Amendment to Paper Purchase Agreement dated June 20, 2013 between Boise White Paper, L.L.C. and OfficeMax Incorporated.

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.
(1)	Exhibit 3.1 was filed under the exhibit 3.1.1 in our Registration Statement on Form S-1 dated November 4, 2009, and is incorporated herein by reference.
(2)	Exhibit 3.2 was filed under the exhibit 3.2 in our Current Report on Form 8-K dated February 18, 2009, and is incorporated herein by reference.
(3)	Exhibit 10.1 was filed under Appendix A to our Definitive Proxy Statement on Schedule 14A filed March 19, 2013, and is incorporated herein by reference.
(4)	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.