Form 10-Q
period 2013-09-28
OFFICEMAX INC
filed 2013-11-05
CIK 12978

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Shares Outstanding as of November 1, 2013
Common Stock, $2.50 par value	87,510,880

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Three Months Ended
	September 28, 2013	September 29, 2012
	(unaudited)
Sales	$1,664,859	$1,744,579
Cost of goods sold and occupancy costs	1,247,373	1,284,177

Gross profit	417,486	460,402
Operating expenses
Operating, selling, and general and administrative expenses	389,127	415,511
Asset impairments and other operating expenses (income), net	(38,429)	11,432

Operating income	66,788	33,459
Interest expense	(16,643)	(16,873)
Interest income	10,687	11,003
Gain on extinguishment of non-recourse debt	—	670,766
Other income (expense), net	(97)	224

Pre-tax income	60,735	698,579
Income tax expense	(28,400)	(263,331)

Net income attributable to OfficeMax and noncontrolling interest	32,335	435,248
Joint venture results attributable to noncontrolling interest	(1,448)	(1,740)

Net income attributable to OfficeMax	$30,887	$433,508
Preferred dividends	(507)	(522)

Net income available to OfficeMax common shareholders	$30,380	$432,986

Net income per common share
Basic	$0.35	$5.00
Diluted	$0.34	$4.92

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Operations

(thousands, except per-share amounts)

	Nine Months Ended
	September 28, 2013	September 29, 2012
	(unaudited)
Sales	$4,964,637	$5,219,890
Cost of goods sold and occupancy costs	3,700,854	3,867,198

Gross profit	1,263,783	1,352,692
Operating expenses
Operating, selling, and general and administrative expenses	1,201,164	1,241,598
Asset impairments and other operating expenses (income), net	(105,197)	36,698

Operating income	167,816	74,396
Interest expense	(49,999)	(52,690)
Interest income	32,156	32,820
Gain on extinguishment of non-recourse debt	—	670,766
Other income (expense), net	(274)	449

Pre-tax income	149,699	725,741
Income tax expense	(68,661)	(272,251)

Net income attributable to OfficeMax and noncontrolling interest	81,038	453,490
Joint venture results attributable to noncontrolling interest	(2,843)	(3,345)

Net income attributable to OfficeMax	$78,195	$450,145
Preferred dividends	(1,514)	(1,581)

Net income available to OfficeMax common shareholders	$76,681	$448,564

Net income per common share
Basic	$0.88	$5.18
Diluted	$0.86	$5.12

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Comprehensive Income

(thousands)

	Three Months Ended
	September 28, 2013	September 29, 2012
	(unaudited)
Net income attributable to OfficeMax and noncontrolling interest	$32,335	$435,248
Other comprehensive income:
Cumulative foreign currency translation adjustment	9,837	17,888
Pension and postretirement liability adjustment, net of tax	2,644	2,179

Other comprehensive income	12,481	20,067

Comprehensive income attributable to OfficeMax and noncontrolling interest	$44,816	$455,315

Less:
Joint venture results attributable to noncontrolling interest	$1,448	$1,740
Cumulative foreign currency translation adjustment attributable to noncontrolling interest	(557)	2,277

Joint venture comprehensive income attributable to noncontrolling interest	$891	$4,017

Comprehensive income attributable to OfficeMax	$43,925	$451,298

	Nine Months Ended
	September 28, 2013	September 29, 2012
	(unaudited)
Net income attributable to OfficeMax and noncontrolling interest	$81,038	$453,490
Other comprehensive income (loss):
Cumulative foreign currency translation adjustment	(13,616)	17,464
Pension and postretirement liability adjustment, net of tax	11,249	6,313
Unrealized hedge loss, net of tax	—	(157)

Other comprehensive income (loss)	(2,367)	23,620

Comprehensive income attributable to OfficeMax and noncontrolling interest	$78,671	$477,110

Less:
Joint venture results attributable to noncontrolling interest	$2,843	$3,345
Cumulative foreign currency translation adjustment attributable to noncontrolling interest	(867)	1,147

Joint venture comprehensive income attributable to noncontrolling interest	$1,976	$4,492

Comprehensive income attributable to OfficeMax	$76,695	$472,618

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands)

	September 28, 2013	December 29, 2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$504,201	$495,056
Receivables, net	549,597	528,279
Inventories	697,724	812,454
Deferred income taxes and receivables	59,431	68,568
Other current assets	67,756	79,527

Total current assets	1,878,709	1,983,884
Property and equipment:
Land and land improvements	38,920	40,404
Buildings and improvements	498,238	501,055
Machinery and equipment	789,722	797,378

Total property and equipment	1,326,880	1,338,837
Accumulated depreciation	(997,420)	(986,611)

Net property and equipment	329,460	352,226
Intangible assets, net	79,096	80,765
Investment in Boise Cascade Holdings, L.L.C.	40,896	175,000
Timber notes receivable	817,500	817,500
Deferred income taxes	50,240	108,759
Other non-current assets	232,785	266,181

Total assets	$3,428,686	$3,784,315

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Balance Sheets

(thousands, except share and per-share amounts)

	September 28, 2013	December 29, 2012
	(unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$573,838	$699,636
Income tax payable	1,369	4,222
Accrued expenses and other current liabilities:
Compensation and benefits	91,785	122,662
Other	258,721	219,889
Current portion of debt	6,620	10,232

Total current liabilities	932,333	1,056,641
Long-term debt, less current portion	225,736	225,962
Non-recourse debt	735,000	735,000
Other long-term items:
Compensation and benefits obligations	342,569	365,568
Deferred gain on sale of assets	42,008	179,757
Other long-term liabilities	122,309	142,397
Noncontrolling interest in joint venture	62,062	44,617
OfficeMax shareholders’ equity:
Preferred stock—no par value; 10,000,000 shares authorized; Series D ESOP: $.01 stated value; 583,222 and 608,693 shares outstanding	26,245	27,391
Common stock—$2.50 par value; 200,000,000 shares authorized; 87,433,875 and 86,883,521 shares outstanding	218,585	217,209
Additional paid-in capital	1,011,080	1,018,667
Accumulated deficit	(150,220)	(91,373)
Accumulated other comprehensive loss	(139,021)	(137,521)

Total OfficeMax shareholders’ equity	966,669	1,034,373

Total liabilities and shareholders’ equity	$3,428,686	$3,784,315

See accompanying notes to quarterly consolidated financial statements

OfficeMax Incorporated and Subsidiaries

Consolidated Statements of Cash Flows

(thousands)

	Nine Months Ended
	September 28, 2013	September 29, 2012
	(unaudited)
Cash provided by operations:
Net income attributable to OfficeMax and noncontrolling interest	$81,038	$453,490
Non-cash items in net income:
Recognition of deferred gain from investment in Boise Cascade Holdings, L.L.C.	(137,523)	—
Depreciation and amortization	55,930	55,704
Non-cash impairment charges	—	9,791
Pension and other postretirement benefits expense (income)	(285)	529
Non-cash gain on extinguishment of non-recourse debt.	—	(670,766)
Deferred income tax expense	62,977	250,337
Other	46,683	28,927
Changes in operating assets and liabilities:
Receivables	(18,886)	28,360
Inventories	108,787	69,038
Accounts payable and accrued liabilities	(136,012)	(22,625)
Current and deferred income taxes	(3,013)	12,810
Collection of dividends receivable related to investment in Boise Cascade Holdings, L.L.C.	46,137	—
Other	(20,609)	(57,765)

Cash provided by operations	85,224	157,830
Cash provided by (used for) investment:
Expenditures for property and equipment	(65,285)	(48,173)
Return of investment in Boise Cascade Holdings, L.L.C.	134,104	—
Proceeds from sales of assets	3,833	1,667
Other	(997)	—

Cash provided by (used for) investment	71,655	(46,506)
Cash used for financing:
Cash dividends paid:
Common stock	(135,914)	(1,733)
Preferred stock	(1,020)	(1,059)
Borrowings (payments) of short-term debt, net	(2,077)	6,066
Borrowings of long-term debt	1,659	—
Payments of long-term debt	(3,375)	(37,975)
Purchases of preferred stock	(914)	(187)
Proceeds from exercise of stock options	2,354	398
Payments related to other share-based compensation	(95)	(1,216)
Other	(4,660)	—

Cash used for financing	(144,042)	(35,706)
Effect of exchange rates on cash and cash equivalents	(3,692)	3,293

Increase in cash and cash equivalents	9,145	78,911
Balance at beginning of the period	495,056	427,111

Balance at end of the period	$504,201	$506,022

See accompanying notes to quarterly consolidated financial statements

Notes to Quarterly Consolidated Financial Statements (unaudited)

1. Basis of Presentation

Nature of Operations

OfficeMax Incorporated (“OfficeMax,” the “Company,” “we” or “our”) is a leader in both business-to-business and retail office products distribution. The Company provides office supplies and paper, print and document services, technology products and solutions, office furniture and facilities products to large, medium and small businesses, government offices and consumers. OfficeMax customers are served by approximately 27,000 associates through direct sales, catalogs, the Internet and a network of retail stores located throughout the United States, Canada, Australia, New Zealand and Mexico.

The accompanying quarterly consolidated financial statements include the accounts of OfficeMax and all majority-owned subsidiaries, except our 88%-owned subsidiary that formerly owned assets in Cuba that were confiscated by the Cuban government in the 1960s, which is accounted for as an investment due to various asset restrictions. We also consolidate the variable interest entities in which the Company is the primary beneficiary. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements are for the thirteen-week and thirty-nine-week periods ended on September 28, 2013 (also referred to as the “third quarter of 2013” or the “three months ended September 28, 2013” and the “first nine months of 2013” or the “nine months ended September 28, 2013,” respectively) and the thirteen-week and thirty-nine-week periods ended on September 29, 2012 (also referred to as the “third quarter of 2012” or the “three months ended September 29, 2012” and the “first nine months of 2012” or the “nine months ended September 29, 2012,” respectively). The Company’s fiscal year ends on the last Saturday in December with the exception of the Company’s international businesses in the OfficeMax, Contract segment that, due primarily to statutory requirements, maintain fiscal years with December 31 year-ends and end their quarters on the last calendar day of the month. Grupo OfficeMax S. de R.L. de C.V. (“Grupo OfficeMax”), our majority-owned joint-venture in Mexico, reported one month in arrears in the first nine months of 2012. This practice was discontinued in the fourth quarter of 2012, resulting in fiscal year 2012 including 13 months for Grupo OfficeMax. This change in accounting policy did not have a material impact on the Company’s financial statements. The fiscal year end for Grupo OfficeMax is the last Saturday in December beginning with the 2012 fiscal year.

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

Recently Issued or Newly Adopted Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued guidance which expands disclosure requirements for other comprehensive income. The guidance requires the reporting of the effect of the

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

reclassification of items out of accumulated other comprehensive income on each affected net income line item. The guidance is effective for interim and annual periods beginning on or after December 15, 2012 and is to be applied prospectively. This guidance, which was adopted in the first quarter of 2013, affects the presentation of certain elements of the Company’s financial statements, but these changes in presentation did not have a material impact on those financial statements.

In July 2013, the FASB issued guidance which affects the presentation of an unrecognized tax benefit in the Company’s financial statements. The guidance is expected to reduce diversity in practice and better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2013, with early adoption and retrospective application permitted. The Company anticipates that adoption of this guidance may affect the presentation of certain elements of the Company’s financial statements, but these changes in presentation will not have a material impact on our financial statements.

2. Merger Agreement

On February 20, 2013, OfficeMax entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Office Depot, Inc. (“Office Depot”), Dogwood Merger Sub Inc., a wholly owned direct subsidiary of Office Depot, Dogwood Merger Sub LLC, a wholly owned direct subsidiary of Office Depot, Mapleby Holdings Merger Corporation, a wholly owned direct subsidiary of OfficeMax (“New OfficeMax”), and Mapleby Merger Corporation, a wholly owned direct subsidiary of New OfficeMax, pursuant to which, through a series of transactions (the “Merger Transactions”), OfficeMax will become an indirect wholly-owned subsidiary of Office Depot and OfficeMax stockholders will become stockholders of Office Depot.

After giving effect to the Merger Transactions, each share of OfficeMax common stock issued and outstanding immediately prior to the effective time will be converted into the right to receive 2.69 shares of Office Depot common stock (the “exchange ratio”), together with cash in lieu of fractional shares, if any, and unpaid dividends and distributions, if any, pursuant to the Merger Agreement. The exchange ratio is fixed and will not be adjusted for changes in the market value of shares of Office Depot common stock or OfficeMax common stock. Because the exchange ratio was fixed at the time the Merger Agreement was executed and because the market value of Office Depot common stock and OfficeMax common stock will fluctuate during the pendency of the Merger Transactions, OfficeMax stockholders cannot be sure of the value of the shares of Office Depot common stock they will receive relative to the value of their shares of OfficeMax common stock.

Prior to the closing of the Merger Transactions (the “Closing”), OfficeMax will redeem each issued and outstanding share of OfficeMax Series D preferred stock for shares of OfficeMax common stock (excluding any shares of OfficeMax Series D preferred stock surrendered by the holder for conversion) in accordance with the Certificate of Designation for the OfficeMax Series D preferred stock. The shares of OfficeMax common stock issued upon such redemption or conversion will then be converted as a result of the Merger Transactions into the right to receive shares of Office Depot common stock in accordance with the exchange ratio, together with cash in lieu of fractional shares, if any, and unpaid dividends and distributions, if any, pursuant to the Merger Agreement.

After giving effect to the Merger Transactions, each outstanding OfficeMax stock option will be converted into an option to purchase, on the same terms and conditions as the OfficeMax stock option, a number of shares of Office Depot common stock that is equal to the number of shares of OfficeMax common stock subject to the OfficeMax stock option multiplied by the exchange ratio, at an exercise price per share of Office Depot common stock equal to the exercise price per share of OfficeMax common stock subject to the OfficeMax stock option divided by the exchange ratio. Each other OfficeMax stock-based award will be converted as a result of the

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Merger Transactions into an award, on the same terms and conditions as the OfficeMax stock-based award, with respect to a number of shares of Office Depot common stock that is equal to the number of shares of OfficeMax common stock underlying such OfficeMax stock-based award multiplied by the exchange ratio, except that any then outstanding OfficeMax stock-based awards that vest based on the attainment of performance goals with a performance period that has not completed prior to the closing date will be converted into time-based awards that will vest at target levels at the originally scheduled vesting date, subject to any accelerated vesting upon a qualifying termination of employment in accordance with the terms of the 2003 OfficeMax Incentive and Performance Plan.

The Closing is subject to various conditions, including (i) approval of OfficeMax’s stockholders; (ii) approval of Office Depot’s stockholders; (iii) the expiration or earlier termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) receipt of approvals or clearances required under the Canadian Competition Act and the Mexican Federal Law on Economic Competition; (v) there being no law or injunction, or agreement with a governmental authority under any antitrust laws, prohibiting consummation of the Merger Transactions; (vi) the effectiveness of a registration statement on Form S-4 under the Securities Act of 1933, as amended, with respect to shares of Office Depot common stock to be issued pursuant to the Merger Agreement; (vii) approval for listing such shares on the New York Stock Exchange; (viii) subject to certain exceptions, the accuracy of the representations and warranties of the parties; (ix) compliance by the parties in all material respects with their respective obligations and covenants; (x) the delivery of certain tax opinions from counsel to each of OfficeMax and Office Depot; and (xi) the absence of a material adverse effect. In addition, OfficeMax’s obligation to consummate the Merger Transactions is subject to the completion of certain transactions by and with the holder of Office Depot’s convertible preferred stock. Some of the above conditions, including the approvals of OfficeMax’s and Office Depot’s stockholders and the effectiveness of the registration statement, have already been satisfied.

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

We recorded $30.5 million and $49.1 million of expenses in the third quarter and first nine months of 2013, respectively, related to the proposed Merger Transactions which are included in asset impairments and other operating expenses (income), net in the Consolidated Statements of Operations.

3. Facility Closure Reserves

We conduct regular reviews of our real estate portfolio to identify underperforming facilities, and close those facilities that are no longer strategically or economically beneficial. We record a liability for the cost associated with a facility closure at its estimated fair value in the period in which the liability is incurred, primarily the location’s cease-use date. Upon closure, unrecoverable costs are included in facility closure reserves and include provisions for the present value of future lease obligations, less contractual or estimated sublease income. These facility closure charges are included in asset impairments and other operating expenses (income), net in the Consolidated Statements of Operations. Accretion expense is recognized over the life of the required payments and is included in operating, selling, and general and administrative expenses in the Consolidated Statements of Operations.

During the first nine months of 2013, we recorded facility closure charges of $4.1 million (all in the third quarter) in our Retail segment associated with the closing of six underperforming domestic stores prior to the end

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

of their lease terms. During the first nine months of 2012, we recorded facility closure charges of $26.9 million in our Retail segment, of which $1.6 million was recorded in the third quarter related to a change in the estimated lease obligation of a previously closed domestic store and $25.3 million was recorded in the first quarter primarily related to the closure of 15 underperforming domestic stores prior to the end of their lease terms.

Facility closure reserve account activity during the first nine months of 2013 was as follows:

Total
(thousands)
Balance at December 29, 2012	$74,643
Charges related to stores closed in 2013	4,121
Transfer of deferred rent and other balances	648
Cash payments	(21,151)
Accretion	1,884

Balance at September 28, 2013	$60,145

Reserve balances were classified in the Consolidated Balance Sheets as follows:

September 28, 2013
(thousands)
Accrued expenses and other current liabilities—Other	$19,386
Other long-term liabilities	40,759

Total	$60,145

The facilities closure reserve consisted of the following:

September 28, 2013
(thousands)
Estimated future lease obligations	$102,353
Less: anticipated sublease income	(42,208)

Total	$60,145

4. Severance and Other Charges

The first nine months of 2013 included severance charges recorded in the second quarter of $4.5 million, related primarily to reorganizations in our Contract segment sales and supply chain operations in the U.S., New Zealand and Australia. These charges were included in asset impairments and other operating expenses (income), net in the Consolidated Statements of Operations. There were no such charges in the first nine months 2012.

As of September 28, 2013, $3.7 million of the severance charges remain unpaid and are included in accrued expenses and other current liabilities in the Consolidated Balance Sheets.

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

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

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

At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability of $529 million until 2020, the maturity date for the Installment Notes. In the third quarter of 2012, as a result of the agreement transferring our rights to the remaining receivable and the extinguishment of Securitization Notes guaranteed by Lehman, $269 million of the deferred tax gain was recognized. At September 28, 2013, the remaining deferred tax gain of $260 million is related to the Installment Notes guaranteed by Wells (the “Wells Guaranteed Installment Notes”), and will be recognized upon maturity.

Through September 28, 2013, we have received all payments due under the Wells Guaranteed Installment Notes, which have consisted only of interest due on the notes, and have made all payments due on the related Securitization Notes guaranteed by Wells, again consisting only of interest due. As all amounts due on the Wells Guaranteed Installment Notes are current and we have no reason to believe that we will not be able to collect all amounts due according to the contractual terms of the Wells Guaranteed Installment Notes, the notes are reflected in our Consolidated Balance Sheets at their original principal amount of $817.5 million. The Wells Guaranteed Installment Notes and related Securitization Notes are scheduled to mature in 2020 and 2019, respectively. The Securitization Notes have an initial term that is approximately three months shorter than the Wells Guaranteed Installment Notes.

6. Net Income Per Common Share

Basic net income per common share is calculated using net income available to holders of our common stock divided by the weighted average number of shares of common stock outstanding during the applicable

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

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

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(thousands, except per- share amounts)		(thousands, except per- share amounts)
Net income available to OfficeMax common shareholders	$30,380	$432,986	$76,681	$448,564
Average shares—basic	87,239	86,661	87,063	86,526

Net income available to OfficeMax common shareholders per common share:
Basic	$0.35	$5.00	$0.88	$5.18

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(thousands, except per- share amounts)		(thousands, except per- share amounts)
Net income available to OfficeMax common shareholders	$30,380	$432,986	$76,681	$448,564
Preferred dividends eliminated(a)	—	522	—	1,581

Diluted net income attributable to OfficeMax	30,380	433,508	76,681	450,145
Average shares—basic	87,239	86,661	87,063	86,526
Restricted stock, stock options, preferred share conversion and other(a)(b)(c)	1,944	1,443	1,629	1,453

Average shares—diluted	89,183	88,104	88,692	87,979
Diluted net income attributable to OfficeMax per common share:
Diluted	$0.34	$4.92	$0.86	$5.12

(a)	The assumed conversion of outstanding preferred stock was anti-dilutive for the three and nine months ended September 28, 2013 and therefore no adjustment was required to determine diluted net income attributable to OfficeMax or average shares-diluted.
(b)	Options to purchase 2.4 million and 2.3 million shares of common stock were outstanding during the third quarter and first nine months of 2013, respectively, but were not included in the computation of diluted income per common share because the impact would have been anti-dilutive as such options’ exercise prices were higher than the average market price during those periods.
(c)	Options to purchase 4.2 million and 4.3 million shares of common stock were outstanding during the third quarter and first nine months of 2012, respectively, but were not included in the computation of diluted income per common share because the impact would have been anti-dilutive as such options’ exercise prices were higher than the average market price during those periods.

7. Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and multiple state and foreign jurisdictions. Years prior to 2010 are no longer subject to U.S. Federal income tax examination.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

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

As discussed in Note 5, “Timber Notes/Non-Recourse Debt,” at the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability until 2020, the maturity date for the Installment Notes. As the tax gain associated with the Lehman Guaranteed Installment Note was recognized in 2012, the remaining tax liability of $260 million at September 28, 2013, is related to the Wells Guaranteed Installment Notes and will be recognized when the Wells Guaranteed Installment Notes are paid.

As of September 28, 2013, the Company had $6.3 million of total unrecognized tax benefits, all of which would affect the Company’s effective tax rate if recognized. Any future adjustments would result from the effective settlement of tax positions with various tax authorities. The Company does not anticipate any tax settlements to occur within the next twelve months. The reconciliation of the beginning and ending unrecognized tax benefits is as follows:

Amount
(thousands)
Unrecognized gross tax benefits balance at December 29, 2012	$6,337
Increase related to prior year tax positions	1,111
Decrease related to prior year tax positions	(5)
Lapse of statute	(374)
Settlements	(765)

Unrecognized tax benefits balance at September 28, 2013	$6,304

During the first nine months of 2013 and 2012, cash payments, net of refunds received, for income taxes were as follows:

	2013	2012
	(thousands)
Cash tax payments, net	$8,697	$9,104

8. Investment in Boise Cascade Holdings, L.L.C.

In connection with the sale of the paper, forest products and timberland assets in 2004, we invested $175 million in affiliates of Boise Cascade, L.L.C. Due to restructurings conducted by those affiliates, our investment is currently in Boise Cascade Holdings, L.L.C. (“BCH”), a building products company.

Our investment in BCH (the “Boise Investment”) is accounted for under the cost method, as BCH does not maintain separate ownership accounts for its members’ interests, and we do not have the ability to significantly influence the operating and financial policies of BCH. In exchange for investing in BCH, we received voting equity securities and non-voting equity securities.

A subsidiary of BCH, Boise Cascade, L.L.C., filed a registration statement with the SEC in November 2012 to register stock for an initial public offering (the “Boise IPO”). Boise Cascade, L.L.C. completed the Boise IPO on February 11, 2013 and became Boise Cascade Company (“BCC”). In connection with the Boise IPO, BCH’s equity interest in Boise Cascade, L.L.C. was automatically exchanged for 29.7 million shares of common stock of BCC. Subsequent to the Boise IPO, BCH executed a Fourth Amended and Restated Operating Agreement on February 26, 2013, pursuant to which BCH’s then-existing Series B and Series C common units were exchanged

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

for newly issued common units of Boise Cascade Holdings L.L.C., after which OfficeMax owns 5.9 million of the outstanding 29.7 million common units of BCH, representing a 20.01% ownership interest in BCH.

The non-voting securities of BCH were redeemed at the original investment amount of $66 million in February 2013. Prior to the redemption, the non-voting securities accrued dividends daily at the rate of 8% per annum on the liquidation value plus the accumulated dividends. These dividends accumulated semiannually to the extent not paid in cash on the last day of June and December. The accumulated dividend receivable on the non-voting securities of $46.1 million was also collected in February 2013. Our policy was to record the income associated with dividends on the non-voting securities as a reduction of operating, selling and general and administrative expenses in the Consolidated Statements of Operations. The income associated with the dividends on the non-voting securities ceased in the first quarter of 2013 as a result of the redemption of those securities. The Company recognized dividend income on the non-voting securities of $1.0 million in 2013 (all in the first quarter) prior to the redemption, and $2.2 million and $6.3 million during the third quarter and first nine months of 2012, respectively.

The voting securities do not accrue dividends. However, in February and April 2013, we received distributions of $17.3 million and $4.4 million, respectively, related to the voting securities. Based on the accumulated earnings of BCH, these distributions were recorded as reductions in the carrying value of the Boise Investment.

In July 2013, we received a $71.8 million distribution resulting from BCH’s sale of 13.9 million common shares of BCC through a secondary public offering and a repurchase by BCC, from BCH, of 3.9 million shares BCC common stock. Following these transactions, BCH owns 15.8 million shares of BCC common stock. Based on the accumulated earnings of BCH, $46.4 million of the $71.8 million distribution was recorded as a reduction in the carrying value of the Boise Investment. The remaining $25.4 million was recorded as income from dividends on the voting securities in asset impairments and other operating expenses (income), net in the Consolidated Statement of Operations. BCH’s sale of BCC shares is expected to result in OfficeMax being allocated taxable income as a partner of the BCH entity. This allocation of taxable income, in turn, might result in cash taxes being due for the year when combined with OfficeMax’s other taxable income or loss and credits.

The Boise Investment represented a continuing involvement in the operations of the business we sold in 2004. Therefore, $179.8 million of gain realized from the sale was deferred. The redemption of the non-voting equity securities, as well as the portion of the distributions related to the voting equity securities that were recorded as reductions of the carrying value of Boise Investment, triggered recognition of pre-tax operating gains from partial recognition of the deferred gain, approximately $47.7 million and $137.7 million was recorded in the third quarter and nine months ended September 28, 2013, respectively. The gains were reported in asset impairments and other operating expenses (income), net in the Consolidated Statements of Operations for the third quarter and first nine months of 2013, respectively. The remaining $42.0 million of deferred gain attributable to the voting equity securities will be recognized in earnings as the Company’s investment is reduced.

As of September 28, 2013, based on the trading value of the publicly traded shares of BCC on that date, there was no indication of impairment of the Boise Investment.

9. Debt

Credit Agreements

On October 7, 2011, the Company entered into a Second Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with a group of banks. The Credit Agreement permits the Company to borrow up to a maximum of $650 million, of which $50 million is allocated to the Company’s Canadian subsidiary and $600 million is allocated to the Company and its other participating U.S. subsidiaries, in each case

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

subject to a borrowing base calculation that limits availability to a percentage of eligible trade and credit card receivables plus a percentage of the value of eligible inventory less certain reserves. The Credit Agreement may be increased (up to a maximum of $850 million) at the Company’s request and the approval of the lenders participating in the increase, or may be reduced from time to time at the Company’s request, in each case according to the terms detailed in the Credit Agreement. Letters of credit, which may be issued under the Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. At the end of the third quarter of 2013, the Company was in compliance with all covenants under the Credit Agreement. The Credit Agreement expires on October 7, 2016, although the Company may terminate it earlier upon prior notice. If the Credit Agreement has not been terminated or amended prior to completion of the Merger Transactions, the Merger Transactions will result in a default under the Credit Agreement.

Borrowings under the Credit Agreement are subject to interest at rates based on either the prime rate, the federal funds rate, LIBOR or the Canadian Dealer Offered Rate. An additional percentage, which varies depending on the level of average borrowing availability, is added to the applicable rates. Fees on letters of credit issued under the Credit Agreement are charged at rates between 1.25% and 2.25% depending on the type of letter of credit (i.e., stand-by or commercial) and the level of average borrowing availability. The Company is also charged an unused line fee of between 0.375% and 0.5% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit. The fees on letters of credit were 1.75% and the unused line fee was 0.5% at the end of the third quarter of 2013.

Availability under the Credit Agreement at the end of the third quarter of 2013 was as follows:

Total
(millions)
Maximum aggregate available borrowing amount	$590.4
Less: Stand-by letters of credit	(37.8)

Amount available for borrowing	$552.6

There were no borrowings under the Credit Agreement during the first nine months of 2013.

Other

At the end of the third quarter of 2013, Grupo OfficeMax had total outstanding borrowings of $6.1 million. This included $1.0 million outstanding under a 60-month installment note due in the first quarter of 2014 and $1.2 million outstanding under a 54-month installment note due in the third quarter of 2014. Payments on the installment loans are made monthly. The remaining $3.9 million of borrowings is a simple revolving loan. Recourse on the Grupo OfficeMax loans is limited to Grupo OfficeMax. The installment loan maturing in the third quarter of 2014 is secured by certain owned property of Grupo OfficeMax. All other Grupo OfficeMax loan facilities are unsecured.

Cash Paid for Interest

Cash payments for interest, net of interest capitalized and including interest payments related to the Securitization Notes, were $36.0 million and $38.0 million for the first nine months of 2013 and 2012, respectively. Excluding interest payments related to the Securitization Notes, cash payments for interest, net of interest capitalized, were $16.1 million and $18.1 million for the first nine months of 2013 and 2012, respectively. Cash interest payments made on the Securitization Notes are completely offset by interest payments received on the Installment Notes.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

10. Financial Instruments, Derivatives and Hedging Activities

Fair Value of Financial Instruments

The carrying amounts of cash and cash equivalents, trade accounts receivable, other assets (non-derivatives), short-term borrowings and trade accounts payable approximate fair value because of the short maturity of these instruments. The following table presents the carrying amounts and estimated fair values of the Company’s other financial instruments at September 28, 2013 and December 29, 2012. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	September 28, 2013
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable	$—	$938,255	$—	$938,255	$817,500
Boise Investment	$—	$85,411	$—	$85,411	$40,896
Financial liabilities:
Recourse debt	$18,084	$210,340	$—	$228,424	$232,356
Non-recourse debt	$—	$857,001	$—	$857,001	$735,000

	December 29, 2012
	Fair Value				Carrying Amount
	Level 1	Level 2	Level 3	Total
	(thousands)
Financial assets:
Timber notes receivable	$—	$986,365	$—	$986,365	$817,500
Financial liabilities:
Recourse debt	$—	$229,431	$—	$229,431	$236,194
Non-recourse debt	$—	$903,912	$—	$903,912	$735,000

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

The carrying amounts shown in the table are included in the Consolidated Balance Sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

•

Timber notes receivable: Timber notes receivable as of September 28, 2013 consists solely of the Wells Guaranteed Installment Notes. The fair value of the Wells Guaranteed Installment Notes is determined as the present value of expected future cash flows discounted at the current interest rate for loans of similar terms with comparable credit risk (Level 2 inputs).

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

•

Boise Investment: The fair value of the Boise Investment is calculated as the sum of the market value of OfficeMax’s indirect investment in BCC, the primary investment of BCH, plus OfficeMax’s portion of any cash held by BCH as of the balance sheet date (together, Level 2 inputs). OfficeMax’s indirect investment in BCC is calculated using the number of shares OfficeMax indirectly holds in BCC multiplied by the closing stock price of BCC as of the last trading day prior to the balance sheet date. Prior to the first quarter of 2013, it was not considered practicable to estimate the fair value of the Boise Investment. BCH and its subsidiaries were untraded companies without observable market inputs. However, as discussed in Note 8, “Investment in Boise Cascade Holdings, L.L.C.,” BCC became a publicly traded company through the Boise IPO executed in the first quarter of 2013. As of September 28, 2013, the Boise Investment constitutes an indirect interest in BCC’s publicly traded securities (NYSE: BCC). The availability of quoted market prices for the indirect investment made the estimate of fair value practicable beginning in the first quarter of 2013.

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

•

Non-recourse debt: Non-recourse debt as of September 28, 2013 consists solely of the Securitization Notes supported by Wells. The fair value of the Securitization Notes supported by Wells is estimated by discounting the future cash flows of the instrument at rates currently available to the Company for similar instruments of comparable maturities (Level 2 inputs).

During the first nine months of 2013, there were no significant changes to the techniques used to measure fair value except as noted above for the estimate of fair value of the Boise Investment. Other than routine borrowings and payments of recourse debt, there were no changes to the financial instruments for which fair value is being calculated. Any changes in the level of inputs for recourse debt is due to the existence or nonexistence of trades on the measurement date from which to obtain unadjusted quoted prices.

Derivatives and Hedging Activities

Changes in foreign currency exchange rates expose us to financial market risk. We occasionally use derivative financial instruments, such as forward exchange contracts, to manage our exposure associated with commercial transactions and certain liabilities that are denominated in a currency other than the currency of the operating unit entering into the underlying transaction. We do not enter into derivative instruments for any other purpose. We do not speculate using derivative instruments. The fair values of derivative financial instruments were not material at the end of the third quarter of 2013 or at 2012 fiscal year-end.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

11. Retirement and Benefit Plans

Components of Net Periodic Benefit Cost (Income)

The following represents the components of net periodic benefit cost (income) for pension and other postretirement benefits which are recorded in operating, selling and general and administrative expense in the Consolidated Statements of Operations:

	Three Months Ended
	Pension Benefits		Other Postretirement Benefits
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(thousands)
Service cost	$761	$935	$39	$73
Interest cost	11,924	16,171	175	235
Expected return on plan assets	(17,375)	(20,773)	—	—
Recognized actuarial loss	5,300	4,488	66	50
Amortization of prior service credits	—	—	(988)	(1,002)

Net periodic benefit cost (income)	$610	$821	$(708)	$(644)

	Nine Months Ended
	Pension Benefits		Other Postretirement Benefits
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
	(thousands)
Service cost	$2,284	$2,805	$119	$219
Interest cost	35,770	48,515	532	700
Expected return on plan assets	(52,125)	(62,320)	—	—
Recognized actuarial loss	15,901	13,465	197	151
Amortization of prior service credits	—	—	(2,963)	(3,006)

Net periodic benefit cost (income)	$1,830	$2,465	$(2,115)	$(1,936)

Cash Flows

We expect to make $3.0 million of contributions to the Company’s pension plans in 2013, which we expect to fund with cash. As of September 28, 2013, $2.3 million in cash has been contributed in 2013.

12. Share-Based Compensation

The Company sponsors several share-based compensation plans. The Company recognizes compensation expense from all share-based payment transactions with employees in the consolidated financial statements at fair value. Pre-tax compensation expense related to the Company’s share-based plans was $1.9 million and $2.6 million for the third quarters of 2013 and 2012, respectively, and $6.8 million and $7.7 million for the first nine months of 2013 and 2012, respectively. Compensation expense is generally recognized on a straight-line basis over the vesting period of grants. The total income tax benefit recognized in the Consolidated Statements of Operations for share-based compensation arrangements was $0.7 million and $1.0 million for the third quarters of 2013 and 2012, respectively, and $2.6 million and $3.0 million for the first nine months of 2013 and 2012, respectively.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Restricted Stock and Restricted Stock Units

Restricted stock is restricted until it vests and cannot be sold by the recipient until its restrictions have lapsed. Each restricted stock unit (“RSU”) is convertible into one share of common stock after its restrictions have lapsed. The Company recognizes compensation expense related to these awards over the vesting periods based on the awards’ grant date fair values. The Company calculates the grant date fair value of the RSU awards by multiplying the number of RSUs by the closing price of the Company’s common stock on the grant date. If these awards contain performance criteria, the grant date fair value is set assuming performance at target, and management periodically reviews actual performance against the criteria and adjusts compensation expense accordingly. Pre-tax compensation expense and additional paid-in capital related to restricted stock and RSU awards was $1.1 million and $0.7 million for the third quarters of 2013 and 2012, respectively, and $3.9 million and $1.6 million for the first nine months of 2013 and 2012, respectively. The remaining compensation expense to be recognized related to outstanding restricted stock and RSU awards, net of estimated forfeitures, is approximately $6.1 million and will be recognized through the first quarter of 2016.

As a result of a special non-recurring dividend of $1.50 per share of common stock (the “Special Dividend”), which is further described in Note 14, “Shareholders’ Equity and Noncontrolling Interest,” outstanding RSU awards were equitably adjusted to maintain the awards’ pre-dividend value, under existing anti-dilution provisions of the Company’s share-based compensation plans. The adjustment resulted in an increase in the number of RSUs subject to previously existing RSU awards. The adjustment did not result in additional compensation expense because the fair value of the awards after adjustment was substantially equal to the fair value of the awards before the adjustment.

A summary of restricted stock and RSU activity for the first nine months of 2013 is presented in the following table:

	Shares	Weighted-Average Grant Date Fair Value Per Common Share
Unvested, December 29, 2012	1,317,756	$10.70
Granted	1,416,052	11.71
Special Dividend adjustment	269,714	11.39
Vested	(26,536)	11.52
Forfeited	(785,737)	11.92

Unvested September 28, 2013	2,191,249	$10.99

In the above table, granted RSUs include 216,730 shares of performance-based RSUs reserved for issuance in 2012 which were not considered granted or outstanding until 2013 when the associated performance measures were established.

Unvested restricted stock and RSUs are not included as shares outstanding in the calculation of basic earnings per share, but, except as described below, are included in the number of shares used to calculate diluted earnings per share as long as all applicable performance criteria are met, and their effect is dilutive. Unvested RSUs outstanding at September 28, 2013 in the above table do not include 215,965 shares of performance-based RSUs that were reserved for issuance in 2012 for which associated performance measures have not yet been established. Therefore, they are not considered granted or outstanding and have been excluded from the number of shares used to calculate diluted earnings per share.

There are 905,710 unvested performance based RSUs as of September 28, 2013 that would be converted into time based RSUs upon completion of the Merger Transactions, including the 215,965 shares of performance-based RSUs discussed above that have been reserved for issuance but are not considered granted in the above table. For more information related to the Merger Transactions, see Note 2, “Merger Agreement.”

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Stock Options

The Company’s stock options are issued with an exercise price equal to fair market value on the grant date and typically expire within seven years of the grant date. Stock options granted under the 2003 OfficeMax Incentive and Performance Plan generally vest over a three year period. Pre-tax compensation expense related to stock options was $0.8 million and $1.9 million for the third quarters of 2013 and 2012, respectively, and $2.9 million and $6.1 million for the first nine months of 2013 and 2012, respectively. The remaining compensation expense to be recognized related to outstanding stock options, net of estimated forfeitures, is approximately $1.8 million and will be recognized through the fourth quarter of 2015.

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

A summary of stock option activity for the first nine months of 2013 is presented in the following table:

	Shares	Wtd. Avg. Exercise Price
Balance at December 29, 2012	5,212,738	$10.57
Options granted	3,500	9.76
Special Dividend adjustment	635,142	9.56
Options exercised	(512,196)	4.60
Options forfeited and expired	(381,293)	11.50

Balance at September 28, 2013	4,957,891	$9.76

Exercisable at September 28, 2013	2,789,496
Weighted average fair value of options granted (Black-Scholes) during 2013	$5.07

The following table provides summarized information about stock options outstanding at September 28, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Options Outstanding	Weighted Average Contractual Life (Years)	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$2.21	12,645	—	$2.21	12,645	$2.21
$3.50 – $9.00	2,589,353	5.0	5.09	1,008,158	4.97
$11.00 – $15.00	1,251,698	3.9	13.96	1,032,563	13.76
$16.00 – $22.00	1,104,195	4.1	16.03	736,130	16.03

At September 28, 2013, the aggregate intrinsic value was $19.5 million for outstanding stock options and $7.8 million for those stock options that were exercisable. The aggregate intrinsic value represents the total pre-tax intrinsic value (i.e. the difference between the Company’s closing stock price on the last trading day of the third quarter of 2013 and the exercise price, multiplied by the number of in-the-money stock options at the end of the quarter).

During the first nine months of 2013, the Company granted stock options for 3,500 shares of our common stock and estimated the fair value of each stock option award on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: risk-free interest rate of 0.63%, expected annual dividends of $0.08 per share, expected life of 4.5 years and expected stock price volatility of 69.94%.

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

Management evaluates the segments’ performances using segment income (loss) which is based on operating income after eliminating the effect of certain legacy operating items such as income associated with our Boise Investment and certain other operating items such as store closure costs, costs related to the proposed Merger Transactions, impairment charges and severance charges, all of which are not indicative of our core operations.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

The following tables contain details of the Company’s operations by segment:

	Sales	Segment income (loss)(1)	Asset impairment, and other operating income (expenses), net	Operating income
	(thousands)
Three months ended September 28, 2013
Contract	$841,866	$8,819	$—	$8,819
Retail	822,993	26,223	(4,121)	22,102
Corporate and Other	—	(6,683)	42,550	35,867

Total	$1,664,859	$28,359	$38,429	$66,788

Three months ended September 29, 2012
Contract	$880,898	$26,485	$—	$26,485
Retail	863,681	27,733	(11,432)	16,301
Corporate and Other	—	(11,496)	2,169	(9,327)

Total	$1,744,579	$42,722	$(9,263)	$33,459

	Sales	Segment income (loss)(1)	Asset impairment, and other operating income (expenses), net	Operating income
	(thousands)
Nine months ended September 28, 2013
Contract	$2,612,819	$41,304	$(4,311)	$36,993
Retail	2,351,818	44,389	(4,165)	40,224
Corporate and Other	—	(24,121)	114,720	90,599

Total	$4,964,637	$61,572	$106,244	$167,816

Nine months ended September 29, 2012
Contract	$2,720,320	$79,276	$—	$79,276
Retail	2,499,570	53,400	(36,698)	16,702
Corporate and Other	—	(27,889)	6,307	(21,582)

Total	$5,219,890	$104,787	$(30,391)	$74,396

(1)	Beginning in 2013, segment income (loss) for all periods presented excludes dividend income from our Boise Investment due to the redemption of the non-voting securities in the first quarter of 2013 which totaled $1.0 million for the first nine months of 2013 (all in the first quarter) and $2.2 million and $6.3 million during the third quarter and first nine months of 2012, respectively, and were reported in operating, selling and general and administrative expenses in the Consolidated Statements of Operations.

Interest expense, interest income, gain on extinguishment of non-recourse debt and other income, net are not recorded by segments.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

14. Shareholders’ Equity and Noncontrolling Interest

The following table reflects changes in shareholders’ equity and noncontrolling interest for the first nine months of 2013.

	Shareholders’ Equity	Noncontrolling Interest
	(thousands)
Balance at December 29, 2012	$1,034,373	$44,617
Comprehensive income:
Net income attributable to OfficeMax and noncontrolling interest	78,195	2,843
Other comprehensive income:
Foreign currency translation adjustments	(12,749)	(867)
Amortization of unrecognized retirement and benefit costs, net of tax	11,249	—

Comprehensive income attributable to OfficeMax and noncontrolling interest	76,695	1,976
Common stock dividends	(135,040)	—
Preferred stock dividends	(2,009)	—
Stock-based compensation activity	9,058	—
Non-controlling interest fair value adjustment	(15,493)	15,493
Other	(915)	(24)

Balance at September 28, 2013	$966,669	$62,062

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

Preferred Stock

At September 28, 2013, 583,222 shares of 7.375% Series D ESOP convertible preferred stock were outstanding, compared with 608,693 shares outstanding at December 29, 2012. The Series D ESOP convertible preferred stock is shown in the Consolidated Balance Sheets at its liquidation preference of $45 per share. All shares outstanding have been allocated to participants in the plan. Each ESOP preferred share is entitled to one vote, bears an annual cumulative dividend of $3.31875 per share and is convertible at any time by the trustee into common stock using a conversion ratio established in accordance with the Certificate of Designation for the OfficeMax Series D preferred stock (“Certificate of Designation”), which was 0.9312 shares of common stock per share of preferred stock as of September 28, 2013. Upon redemption, ESOP participants receive $45 of cash or common stock and cash, at the Company’s election, for each ESOP preferred share, as the ESOP preferred shares may not be redeemed for less than the liquidation preference.

Prior to the closing of the Merger Transactions (the “Closing”), OfficeMax will redeem each issued and outstanding share of OfficeMax Series D preferred stock for shares of OfficeMax common stock (excluding any shares of OfficeMax Series D preferred stock surrendered by the holder for conversion) in accordance with the Certificate of Designation for the OfficeMax Series D preferred stock. The shares of OfficeMax common stock issued upon such redemption or conversion will then be converted as a result of the Merger Transactions into the right to receive shares of Office Depot common stock in accordance with the exchange ratio, together with cash in lieu of fractional shares, if any, and unpaid dividends and distributions, if any, pursuant to the Merger Agreement.

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

Changes in Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss) by component includes the following for the first nine months of 2013:

	Pension and Postretirement Liability Adjustment	Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
	(thousands)
Balance at December 29, 2012	$(288,450)	$150,929	$(137,521)
Other comprehensive income (loss) before reclassifications	4,335	(12,749)	(8,414)
Amounts reclassified from accumulated other comprehensive income (loss):
Amortization of unrecognized retirement and benefit costs	13,135	—	13,135

Current period other comprehensive income (loss)	17,470	(12,749)	4,721
Income taxes	(6,221)	—	(6,221)

Net current period other comprehensive income (loss)	11,249	(12,749)	(1,500)

Balance at September 28, 2013	$(277,201)	$138,180	$(139,021)

All amounts reclassified out of accumulated other comprehensive income (loss) were recorded in operating, selling, and general and administrative expenses in the Consolidated Statements of Operations.

15. Commitments and Guarantees

Commitments

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the third quarter of 2013, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $61.1 million. This represents an increase in the estimated purchase price from the prior year which is attributable to higher market multiples for similar companies as of the measurement date. As the estimated purchase price was greater than the carrying value of the noncontrolling interest as of the end of the year, the Company recorded an adjustment to state the noncontrolling interest at the estimated purchase price, and, as the estimated purchase price approximates fair value, the offset was recorded to additional paid-in capital.

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

Notes to Quarterly Consolidated Financial Statements (unaudited)—(Continued)

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

17. Subsequent Events

On November 1, 2013, the Federal Trade Commission cleared the proposed merger of OfficeMax and Office Depot. The proposed merger is expected to close on November 5, 2013.

On November 4, 2013, as a condition of the proposed merger, all of the shares of Series D ESOP convertible preferred stock were redeemed at a price of $45 per share, plus all accrued and unpaid dividends thereon to the redemption date, paid in shares of OfficeMax common stock.

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

Overall Summary

Sales for the third quarter of 2013 decreased 4.6% year-over-year to $1,664.9 million, while sales for the first nine months of 2013 decreased 4.9% year-over-year to $4,964.6 million. After adjusting for the changes in foreign currency exchange rates, the impact of stores opened and closed in 2013 and 2012, and the difference in business days at the international Contract businesses, sales for the third quarter of 2013 decreased 3.4% year-over-year, and sales for the first nine months of 2013 decreased 3.9% year-over-year. Gross profit margin decreased 1.3% of sales (130 basis points) to 25.1% of sales in the third quarter of 2013 and 0.4% of sales (40 basis points) to 25.5% of sales in the first nine months of 2013, compared to the same periods of 2012 due to lower customer margins in Contract and the deleveraging impact of lower sales on occupancy and delivery expense. Compared to the same periods of 2012, operating, selling and general and administrative expenses declined during the third quarter and first nine months of 2013 and declined as a percentage of sales for the third quarter of 2013, however increased as a percentage of sales for the first nine months of 2013. Operating, selling and general and administrative expenses were impacted to varying degrees for the third quarter and first nine months of 2013 by reduced incentive compensation expense (lower by $3.8 million and $21.8 million for the third quarter and first nine months of 2013, respectively), lower payroll and benefit costs, net favorable sales and property tax and legal settlements and lower advertising expenses, offset by increased spending and depreciation associated with our growth and profitability initiatives. We reported operating income of $66.8 million in the third quarter of 2013, compared to $33.5 million for the third quarter of 2012. For the first nine months of 2013, we reported operating income of $167.8 million compared to $74.4 million for the first nine months of 2012. As noted in the discussion and analysis that follows, our operating results were impacted by significant non-core items in some periods consisting of income associated with our investment in Boise Cascade Holdings, L.L.C. (“Boise Investment”), charges for closed stores, costs related to our proposed merger with Office Depot, Inc. (“Office Depot”), asset impairment charges in 2012 and severance charges as described below. If we eliminate these items from the applicable periods, our adjusted operating income was $28.4 million and $61.6 million for the third quarter and first nine months of 2013, respectively, and $42.7 million and $104.8 million for the third quarter and first nine months of 2012, respectively.

The reported net income available to OfficeMax common shareholders was $30.4 million, or $0.34 per diluted share, in the third quarter of 2013 compared to $433.0 million, or $4.92 per diluted share, in the third quarter of 2012. The reported net income available to OfficeMax common shareholders was $76.7 million, or $0.86 per diluted share, in the first nine months of 2013, compared to $448.6 million, or $5.12 per diluted share, in the first nine months of 2012. If we eliminate the impact of the significant non-core items recorded in operating income, discussed above, as well as the 2012 gain related to an agreement that legally extinguished our non-recourse debt guaranteed by Lehman Brothers Holding, Inc. (“Lehman”) from the applicable periods, our adjusted net income available to OfficeMax common shareholders was $13.6 million, or $0.15 per diluted share, and $25.5 million, or $0.29 per diluted share, for the third quarter and first nine months of 2013, respectively, and $22.2 million, or $0.25 per diluted share, and $50.7 million, or $0.58 per diluted share, for the third quarter and first nine months of 2012, respectively.

On February 20, 2013, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Office Depot, Inc. and certain other parties. In accordance with the Merger Agreement, and pursuant to a series of transactions contemplated by the Merger Agreement (together, the “Merger”), OfficeMax will become an indirect wholly-owned subsidiary of Office Depot, Inc. and each share of OfficeMax Incorporated common stock issued and outstanding immediately prior to the effective time of the Merger, other than shares to be cancelled pursuant to the terms of the Merger Agreement, will be converted into the right to receive 2.69 shares (the “Exchange Ratio”) of Office Depot, Inc. common stock, together with cash in lieu of fractional shares, if any, and unpaid dividends and distributions, if any. The Merger Agreement permits OfficeMax to make a distribution to its stockholders of $1.50 per share of OfficeMax common stock, which distribution will not result in any adjustment to the Exchange Ratio. On May 6, 2013, we declared a special non-recurring dividend (the “Special Dividend”) of $1.50 per share of common stock, totaling $131.5 million to shareholders of record as of the close of business on June 12, 2013, which was substantially paid to shareholders in the third quarter of 2013.

The completion of the proposed merger is subject to various customary closing conditions, including among others receipt of regulatory approvals.

The Merger Agreement contains certain termination rights for both parties, and further provides for the payment of fees and expenses upon termination under specified circumstances. The proposed merger is expected to close on November 5, 2013.

Results of Operations, Consolidated

($ in thousands)

	Three months ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Sales	$1,664,859	$1,744,579	$4,964,637	$5,219,890
Gross profit	417,486	460,402	1,263,783	1,352,692
Operating, selling and general and administrative expenses	389,127	415,511	1,201,164	1,241,598
Asset impairments and other operating expenses (income), net	(38,429)	11,432	(105,197)	36,698

Total operating expenses	350,698	426,943	1,095,967	1,278,296
Operating income	$66,788	$33,459	$167,816	$74,396
Net income available to OfficeMax common shareholders	$30,380	$432,986	$76,681	$448,564
Gross profit margin	25.1%	26.4%	25.5%	25.9%
Operating, selling and general and administrative expenses
Percentage of sales	23.4%	23.8%	24.2%	23.8%

In addition to assessing our operating performance as reported under U.S. generally accepted accounting principles (“GAAP”), we evaluate our results of operations before non-operating legacy items, such as the 2012 gain related to an agreement that legally extinguished our non-recourse debt guaranteed by Lehman, and certain legacy operating items such as income associated with our Boise Investment and certain other operating items such as store closure costs, costs related to our proposed Merger with Office Depot, asset impairments and severance charges, all of which are not indicative of our core operations. We believe our presentation of financial measures before, or excluding, these items, which are non-GAAP measures, enhances our investors’ overall understanding of our operational performance and provides useful information to both investors and management to evaluate the ongoing operations and prospects of OfficeMax by providing better comparisons. Whenever we use non-GAAP financial measures, we designate these measures as “adjusted” and provide a reconciliation of the non-GAAP financial measures to the most closely applicable GAAP financial measure. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to their most directly comparable GAAP financial measure.

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

	Non-GAAP Reconciliation—Sales
	Three Months Ended			Nine Months Ended
	September 28, 2013	September 29, 2012	Percent Change	September 28, 2013	September 29, 2012	Percent Change
	(thousands)			(thousands)
Sales as reported	$1,664,859	$1,744,579	(4.6)%	$4,964,637	$5,219,890	(4.9)%
Adjustment for unfavorable impact of change in foreign exchange rates(a)	11,453	—		6,034	—
Adjustment for the impact of closed and opened stores and the difference in business days from year-to-year for businesses reporting on a calendar basis(b)	(10,241)	(20,659)		(27,201)	(73,280)

Sales adjusted for impact of change in foreign exchange rates, closed and opened stores and change in number of business days	$1,666,071	$1,723,920	(3.4)%	$4,943,470	$5,146,610	(3.9)%

(a)	Computed by assuming constant currency exchange rates between periods.
(b)	Computed by reducing current year and prior year sales for stores opened or closed in the current or prior year and by adjusting prior year sales to reflect the same number of business days in the current year.

	Non-GAAP Reconciliations—Current Year Operating Results
	Three Months Ended September 28, 2013			Nine Months Ended September 28, 2013
	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(thousands, except per-share amounts)			(thousands, except per-share amounts)
As reported	$66,788	$30,380	$0.34	$167,816	$76,681	$0.86
Merger related expenses	30,493	25,780	0.29	49,072	44,359	0.50
Gain recognized from reduced Boise Investment, net of fees	(47,671)	(29,389)	(0.33)	(137,523)	(84,697)	(0.96)
Store closure charges	4,121	2,506	0.03	4,121	2,506	0.03
Severance charges	—	—	—	4,507	2,889	0.03
Dividend income from Boise Investment non-voting securities	—	—	—	(1,047)	(637)	(0.01)
Dividend income from Boise Investment voting securities	(25,372)	(15,642)	(0.17)	(25,372)	(15,642)	(0.17)

As adjusted	$28,359	$13,635	$0.15	$61,572	$25,459	$0.29

	Non-GAAP Reconciliation—Prior Year Operating Results
	Three Months Ended September 29, 2012			Nine Months Ended September 29, 2012
	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share	Operating income	Net income available to OfficeMax common shareholders	Diluted income per common share
	(thousands, except per-share amounts)			(thousands, except per-share amounts)
As reported	$33,459	$432,986	$4.92	$74,396	$448,564	$5.12
Store closure and asset impairment charges	11,432	6,973	0.08	36,698	22,411	0.26
Dividend income from Boise Investment non-voting securities	(2,169)	(1,323)	(0.02)	(6,307)	(3,847)	(0.05)
Gain on extinguishment of non-recourse debt	—	(416,390)	(4.73)	—	(416,390)	(4.73)

As adjusted	$42,722	$22,246	$0.25	$104,787	50,738	$0.58

These items are described in more detail in this Management’s Discussion and Analysis.

At the end of the third quarter of 2013, we had $504.2 million in cash and cash equivalents and $552.6 million in available (unused) borrowing capacity under our revolving credit facility. We also had outstanding recourse debt of $232.4 million (both current and long-term) and non-recourse obligations of $735.0 million related to the timber securitization notes at September 28, 2013. There is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged installment notes receivable and underlying guarantees. There were no borrowings on our credit agreement in 2013.

During the first nine months of 2013, we received $205.6 million in cash proceeds related to the Boise Investment from the redemption of all of the non-voting equity securities at the original investment amount of $66.0 million, and payment of $46.1 million of accrued dividends on those securities as well as distributions of $93.5 million related to the voting equity securities. The redemption of the non-voting equity securities and the majority of the distributions related to the voting equity securities reduced the carrying value of the Boise Investment, and resulted in the recognition of $137.5 million of deferred gain, net of fees, associated with the Boise Investment ($47.7 million in the third quarter.) In addition, $25.4 million of the third quarter distribution related to the voting equity shares was recorded as dividend income.

For the first nine months of 2013, operations provided $85.2 million of cash which included $71.5 million of proceeds associated with our Boise Investment and $17.2 million of payments associated with our proposed merger with Office Depot. Investing activities included $134.1 million of proceeds associated with our Boise Investment, partially offset by $65.3 million of capital expenditures (including systems and infrastructure investments). Financing activities used $144.0 million, which included the payment of $130.7 million associated with the Special Dividend.

Operating Results

Sales for the third quarter of 2013 decreased 4.6% year-over-year to $1,664.9 million, while sales of $4,964.6 million for the first nine months of 2013 decreased 4.9% year-over-year. After adjusting for the changes in foreign currency exchange rates, the impact of stores opened and closed in 2013 and 2012 and the difference in business days at the international Contract businesses, as they report on a calendar quarter basis which impacts the number of business days reported in a fiscal quarter from year to year for the consolidated company, sales for the third quarter of 2013 decreased 3.4% year-over-year, and sales for the first nine months of 2013 decreased 3.9% year-over-year. In our Retail segment, same-store sales in local currencies declined 2.8% in the third quarter of 2013 compared to the third quarter of 2012 and 4.0% for the first nine months of 2013 compared to the first nine months of 2012. In our Contract segment, sales in local currencies decreased 2.8% for the third quarter of 2013 compared to the third quarter of 2012 and 3.4% for the first nine months of 2013 compared to the first nine months of 2012.

Gross profit margin decreased 1.3% of sales (130 basis points) to 25.1% of sales in the third quarter of 2013 and decreased 0.4% of sales (40 basis points) to 25.5% of sales in the first nine months of 2013 compared to the same respective periods in 2012. Gross profit margins in our Contract segment decreased year-over-year by 2.1% of sales (210 basis points) in the third quarter of 2013 and by 0.7% (70 basis points) in the first nine months of 2013, primarily due to lower customer margins, and the deleveraging impact of lower sales on occupancy and delivery expense, as well as higher delivery expense for the third quarter of 2013. Gross profit margins in our Retail segment decreased year-over-year by 0.4% (40 basis points) in the third quarter of 2013 compared to the comparable prior year period and were flat the first nine months of 2013 compared to the comparable prior year period, reflecting the negative impact of the expiration of favorable purchase accounting for leases related to the acquisition of the U.S. retail business, which benefitted the third quarter and first nine months of 2012 by $2.7 million and $8.1 million, respectively, and the deleveraging impact of lower sales on occupancy expenses. Customer margins were improved year-over-year for the first nine months of 2013, but were flat for the third quarter of 2013 compared to the same period of 2012.

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

Operating, selling and general and administrative expenses decreased $26.4 million year-over-year for the third quarter of 2013, primarily due to reduced payroll expense related to reorganizations and facility and store closures in 2012 and 2013, net favorable sales and property tax and legal settlements, lower advertising expense and lower incentive compensation expense, which were partially offset by increased spending and depreciation associated with our growth and profitability initiatives. These expenses decreased $40.4 million for the first nine months of 2013, primarily due to lower incentive compensation expense, reduced payroll expense related to reorganizations and facility and store closures in 2012 and 2013, lower advertising expense and net favorable sales and property tax and legal settlements, which were partially offset by increased spending and depreciation associated with our growth and profitability initiatives. Incentive compensation expense was lower by $3.8 million and $21.8 million for the third quarter and first nine months of 2013, respectively. As a percentage of sales, operating, selling and general and administrative expenses decreased 0.4% of sales year-over-year to 23.4% of sales in the third quarter of 2013, primarily due to net favorable sales and property tax and legal settlements, lower incentive compensation expense and lower advertising expense, which were partially offset by increased spending and depreciation associated with our growth and profitability initiatives. In the first nine months of 2013, as a percentage of sales, these expenses increased 0.4% of sales year-over-year to 24.2% of sales primarily due to the deleveraging impact of the lower sales on payroll and benefit costs and increased spending and depreciation associated with our growth and profitability initiatives, which were partially offset by lower incentive compensation expense, net favorable sales and property tax and legal settlements and lower advertising expense.

As noted above, our results for the first nine months of 2013 and 2012 included the following significant non-core items:

•

During the first nine months of 2013 and 2012, we recorded income of $163.9 million and $6.3 million, respectively, in our Corporate segment associated with our Boise Investment, consisting of $47.7 million and $137.5 million in the third quarter and first nine months of 2013, respectively, for the partial recognition of the deferred gain from the 2004 sale of our paper, forest products and timberland assets, net of fees, which were included in asset impairments and other operating expenses (income), net in the Consolidated Statements of Operations; $25.4 million for both the third quarter and first nine months of 2013 for dividend income from the voting securities, which were included in asset impairments and other operating expenses (income), net in the Consolidated Statements of Operations;

and $1.0 million for the first nine months of 2013 (all in the first quarter) and $2.2 million and $6.3 million for the third quarter and first nine months of 2012, respectively, related to dividend income from the non-voting securities redeemed in the first quarter of 2013, which were included in operating, selling and general and administrative expenses in the Consolidated Statements of Operations. These items increased net income by $45.0 million and $1.3 million, or $0.50 and $0.02 per diluted share, for the third quarters of 2013 and 2012, respectively, and increased net income by $101.0 million and $3.8 million, or $1.14 and $0.05 per diluted share, for the first nine months of 2013 and 2012, respectively.

•

During the third quarter and first nine months of 2013, we recorded charges of $30.5 million and $49.1 million, respectively, in our Corporate segment for certain costs related to our proposed Merger with Office Depot, portions of which may not be deductible for tax purposes and were included in asset impairments and other operating expenses (income), net in the Consolidated Statements of Operations. These charges reduced net income by $25.8 million and $44.4 million, or $0.29 and $0.50 per diluted share, for the third quarter and first nine months of 2013, respectively.

•

During the first nine months of 2013 (all in the second quarter), we recorded $4.5 million of severance charges ($4.3 million in our Contract segment and $0.2 million in our Corporate and Other segment) related primarily to reorganizations in our sales and supply chain organizations in the U.S., New Zealand and Australia. These charges reduced net income by $2.9 million, or $0.03 per diluted share, for the first nine months of 2013.

•

The first nine months of 2013 and 2012 included charges recorded in our Retail segment related to store closures in the U.S. of $4.1 million and $26.9 million, respectively. The third quarter of 2013 and the first quarter of 2012 included charges of $4.1 million and $25.3 million, respectively, related to store closures in the U.S., and the third quarter of 2012 included a $1.6 million charge related to a change in the estimated lease obligation of a previously closed domestic store. In addition, we recorded a charge of $9.8 million for store asset impairments in the third quarter of 2012. The cumulative effect of these changes reduced net income available to OfficeMax common shareholders by $2.5 million and $22.4 million, or $.03 and $0.26 per diluted share, for the first nine months of 2013 and 2012, respectively. These charges were included in asset impairments and other operating expenses (income), net in the Consolidated Statements of Operations.

•

The third quarter of 2012 included a non-cash gain of $670.8 million related to an agreement that legally extinguished the Company’s non-recourse debt guaranteed by Lehman. The gain increased net income available to OfficeMax common shareholders by $416.4 million or $4.73 per diluted share. This gain was included in gain on extinguishment of non-recourse debt in the Consolidated Statements of Operations.

Interest income was $10.7 million and $11.0 million for the third quarters of 2013 and 2012, respectively. For the first nine months of 2013 and 2012, interest income was $32.2 million and $32.8 million, respectively.

Interest expense was $16.6 million in the third quarter of 2013 compared to $16.9 million in the third quarter of 2012 and was $50.0 million in the first nine months of 2013 compared to $52.7 million in the first nine months of 2012.

For the third quarter of 2013, we recognized income tax expense of $28.4 million on pre-tax income of $60.7 million (effective tax expense rate of 46.8%) compared to income tax expense of $263.3 million on pre-tax income of $698.6 million (effective tax expense rate of 37.7%) for the third quarter of 2012. For the first nine months of 2013, we recognized income tax expense of $68.7 million on pre-tax income of $149.7 million (effective tax expense rate of 45.9%) compared to income tax expense of $272.3 million on pre-tax income of $725.7 million (effective tax expense rate of 37.5%) for the first nine months of 2012. The effective tax rate in both years was impacted by the effects of state income taxes, income items not subject to tax, non-deductible expenses (e.g. certain merger-related costs), income items not subject to tax and the mix of domestic and foreign sources of income, particularly the large gain in the U.S. from the non-recourse debt extinguishment in 2012.

We reported net income attributable to OfficeMax and noncontrolling interest of $32.3 million and $81.0 million for the third quarter and first nine months of 2013, respectively. After adjusting for joint venture results attributable to noncontrolling interest and preferred dividends, we reported net income available to OfficeMax common shareholders of $30.4 million, or $0.34 per diluted share, for the third quarter of 2013 and net income available to OfficeMax common shareholders of $76.7 million, or $0.86 per diluted share, for the first nine months of 2013. Adjusted net income available to OfficeMax common shareholders, as discussed above, was $13.6 million, or $0.15 per diluted share, for the third quarter of 2013 compared to $22.2 million, or $0.25 per diluted share, for the third quarter of 2012. For the first nine months of 2013 and 2012, adjusted net income available to OfficeMax common shareholders was $25.5 million, or $0.29 per diluted share, for 2013 compared to $50.7 million, or $0.58 per diluted share, for 2012.

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

Management evaluates the segments’ performances using segment income which is based on operating income after eliminating the effect of certain legacy operating items such as income associated with our Boise Investment and certain other operating items such as store closure costs, costs related to the proposed Merger with Office Depot, impairment charges and severance charges, all of which are not indicative of our core operations.

Contract

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Sales	$841,866	$880,898	$2,612,819	$2,720,320
Gross profit	174,134	200,889	568,587	612,279
Gross profit margin	20.7%	22.8%	21.8%	22.5%
Operating, selling and general and administrative expenses	165,315	174,404	527,283	533,003
Percentage of sales	19.6%	19.8%	20.2%	19.6%

Segment income	$8,819	$26,485	$41,304	$79,276
Percentage of sales	1.0%	3.0%	1.6%	2.9%

Sales by product line
Office supplies and paper	$482,226	$506,015	$1,510,302	$1,551,322
Technology products	257,267	268,077	805,411	859,096
Office furniture	102,373	106,806	297,106	309,902

Sales by geography
United States	$597,329	$619,411	$1,810,165	$1,869,399
International	244,537	261,487	802,654	850,921
Sales growth (decline)	(4.4)%	(0.3)%	(4.0)%	1.2%

Contract segment sales decreased 4.4% (2.8% in local currencies) year-over-year for the third quarter of 2013 to $841.9 million. Sales for the first nine months of 2013 decreased 4.0% (3.4% in local currencies) year-over-year to $2,612.8 million. The change in the number of business days year-over-year impacted sales by less than one percent for the third quarter and first nine months of 2013 each. U.S. sales decreased 3.6% and 3.2% for the third quarter and first nine months of 2013, respectively, as declines in our U.S. Workplace accounts were partially offset by increased sales in OfficeMax.com, one of our digital initiatives. The declines in our U.S. Workplace accounts were associated with declines in sales to existing customers in all three quarters of 2013. Sales to newly acquired customers were higher than sales from lost customers in the third quarter of 2013, but, for the first nine months of 2013, sales declines from lost customers were higher than sales to newly acquired customers. The rate of decline in sales to existing Workplace customers in the third quarter of 2013 of 5.0% was improved from the rate of decline noted in the second quarter of 2013. International sales decreased 6.5% (0.8% in local currencies) year-over-year for the third quarter of 2013 and decreased 5.7% (3.8% in local currencies) year-over-year for the first nine months of 2013. The change in the number of business days year-over-year benefitted international sales growth by less than one percent for the third quarter of 2013, and had no impact on international sales growth for the first nine months of 2013. The international sales declines were due primarily to lower sales to existing customers.

Contract segment gross profit margin decreased 2.1% (210 basis points) year-over-year to 20.7% for the third quarter of 2013 and decreased 0.7% (70 basis points) year-over-year to 21.8% for the first nine months of 2013. Gross profit margins in the U.S. were significantly lower in the third quarter of 2013 compared to the third quarter of 2012, due to lower customer margins from an increasingly competitive environment for existing and new business and higher delivery expenses. U.S. gross profit margins were slightly lower in the first nine months of 2013 than in the first nine months of 2012 due to higher delivery expenses. In the international Contract businesses, gross profit margins were lower in the third quarter and first nine months of 2013 compared to the same periods of 2012, primarily due to lower customer margins resulting from increased competition and a change in product mix to more lower margin “on-contract” priced products, as well as the deleveraging impact of lower sales on occupancy expenses.

Contract segment operating, selling and general and administrative expenses decreased $9.1 million for the third quarter of 2013 compared to the third quarter of 2012, as the favorable impact of changes in foreign exchange rates, lower incentive compensation expense and net favorable legal and sales tax settlements were partially offset by increased spending and depreciation associated with our growth and profitability initiatives. These expenses decreased $5.7 million for the first nine months of 2013 compared to the first nine months of 2012, as lower incentive compensation expense and the favorable impact of changes in foreign exchange rates were partially offset by increased spending and depreciation associated with our growth and profitability initiatives. Incentive compensation expense was lower by $3.2 million and $11.9 million for the third quarter and first nine months of 2013, respectively. As a percentage of sales, these expenses decreased 0.2% year-over-year to 19.6% of sales for the third quarter of 2013, as lower incentive compensation expense and net favorable legal and sales tax settlements were partially offset by increased spending and depreciation associated with our growth and profitability initiatives and the deleveraging impact of lower sales on payroll and benefits costs. For the first nine months of 2013, as a percentage of sales, these expenses increased 0.6% year-over-year to 20.2% of sales as the deleveraging impact of lower sales on payroll and benefits costs and increased spending and depreciation associated with our growth and profitability initiatives were partially offset by lower incentive compensation expense.

Contract segment income was $8.8 million, or 1.0% of sales, for the third quarter of 2013, compared to $26.5 million, or 3.0% of sales, for the third quarter of 2012. Contract segment income was $41.3 million, or 1.6% of sales, for the first nine months of 2013 compared to $79.3 million, or 2.9% of sales, for the first nine months of 2012. The decrease in segment income for both periods was primarily attributable to the lower sales and lower gross profit margins, partially offset by the lower operating, selling and general and administrative expenses.

Retail

($ in thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Sales	$822,993	$863,681	$2,351,818	$2,499,570
Gross profit	243,352	259,513	695,196	740,413
Gross profit margin	29.6%	30.0%	29.6%	29.6%
Operating, selling and general and administrative expenses	217,129	231,780	650,807	687,013
Percentage of sales	26.4%	26.8%	27.7%	27.5%

Segment income	$26,223	$27,733	$44,389	$53,400
Percentage of sales	3.2%	3.2%	1.9%	2.1%

Sales by product line
Office supplies and paper	$377,018	$391,271	$996,394	$1,045,133
Technology products	378,426	402,920	1,155,275	1,252,601
Office furniture	67,549	69,490	200,149	201,836

Sales by geography
United States	$742,986	$789,278	$2,136,043	$2,297,221
International	80,007	74,403	215,775	202,349
Sales growth (decline)	(4.7)%	(3.1)%	(5.9)%	(3.7)%
Same-location sales growth (decline)	(2.8)%	(2.1)%	(4.0)%	(1.5)%

Retail segment sales decreased by 4.7% year-over-year (5.1% on a local currency basis) to $823.0 million for the third quarter of 2013 and by 5.9% year-over-year (6.3% on a local currency basis) to $2,351.8 million for the first nine months of 2013, in both cases reflecting store closures and reduced store traffic. U.S. same-store sales declined 2.8% year-over-year for the third quarter and 4.1% for the first nine months of 2013, in both cases primarily due to lower store traffic and lower technology product category sales. Mexico same-store sales decreased 2.2% and 2.5% year-over-year on a local currency basis for the third quarter and first nine months of 2013, respectively, reflecting a weakening Mexican economy and lower technology product sales. We ended the third quarter of 2013 with 921 stores. In the U.S., we closed 24 retail stores during the first nine months of 2013 (fifteen in the third quarter) and opened one (in the third quarter) during the first nine months of 2013, ending the third quarter with 828 retail stores. Grupo OfficeMax opened five stores during the first nine months of 2013 (three in the third quarter) and closed two (none in the third quarter), ending the quarter with 93 retail stores.

Retail segment gross profit margins of 29.6% of sales for both the third quarter and the first nine months of 2013 decreased year-over-year by 0.4% (40 basis points) in the third quarter of 2013 and were flat in the first nine months of 2013 compared to the comparable prior year periods. Gross profit margins declined in the U.S. for the third quarter of 2013 but increased for the first nine months, as both periods were affected by the negative impact of the expiration of favorable purchase accounting for leases related to the acquisition of the U.S. retail business, which benefitted the prior year period by $2.7 million and $8.1 million for the third quarter and first nine months of 2013, respectively, and the deleveraging impact of lower sales on occupancy expenses. Both periods benefitted from higher customer margins, but the third quarter customer margin improvement was not enough to offset the occupancy expense impact. Gross profit margins were lower year-over-year in Mexico for both the third quarter and the first nine months of 2013.

Retail segment operating, selling and general and administrative expenses decreased $14.7 million for the third quarter of 2013 compared to the third quarter of 2012 primarily due to lower payroll and benefit expense from cost management and store closures, lower advertising expense and favorable sales and property tax settlements. These expenses decreased $36.2 million year-over-year for first nine months of 2013 compared to the first nine months of 2012 primarily due to lower payroll and benefit expense from cost management and store closures, lower advertising expense, reduced incentive compensation expense and favorable sales and property tax settlements, which were partially offset by increased spending and depreciation associated with our growth and profitability initiatives. Incentive compensation expense was lower by $0.8 million and $9.1 million for the third quarter and first nine months of 2013, respectively. Retail segment operating, selling and general and administrative expenses as a percentage of sales decreased 0.4% of sales year-over-year to 26.4% of sales for the third quarter of 2013 primarily due to favorable sales and property tax settlements, lower payroll and benefit expense from cost management and store closures, and lower advertising expense, which were partially offset by increased spending and depreciation associated with our growth and profitability initiatives. For the first nine months of 2013, as a percentage of sales, these expenses increased 0.2% of sales year-over-year to 27.7% of sales primarily due to increased spending and depreciation associated with our growth and profitability initiatives and the deleveraging impact of the lower sales on payroll and benefit expense, which were partially offset by reduced incentive compensation expense, lower advertising expense and favorable sales and property tax settlements.

Retail segment income was $26.2 million, or 3.2% of sales, for the third quarter of 2013, compared to $27.7 million, or 3.2% of sales, for the third quarter of 2012. Retail segment income was $44.4 million, or 1.9% of sales, for the first nine months of 2013 compared to $53.4 million, or 2.1% of sales, for the first nine months of 2012. The decrease in segment income for both periods was attributable to the lower sales, which was partially offset by the lower operating, selling and general and administrative expenses and, for the third quarter, to lower gross profit margins which were affected by the negative impact of the expiration of favorable purchase accounting for leases related to the acquisition of the U.S. retail business.

Corporate and Other

Corporate and Other segment loss was $6.7 million and $24.1 million for the third quarter and first nine months of 2013, respectively, compared to $11.5 million and $27.9 million for the third quarter and first nine months of 2012, respectively, primarily due to favorable sales tax settlements and cost reductions.

Liquidity and Capital Resources

At the end of the third quarter of 2013, the total liquidity available for OfficeMax was $1,056.8 million. This includes cash and cash equivalents of $504.2 million, including $124.2 million in foreign cash balances, and borrowing availability of $552.6 million from our credit agreement associated with the Company and certain of our subsidiaries in the U.S., Puerto Rico and Canada. At the end of the third quarter of 2013, the Company was in compliance with all covenants under the credit agreement. The credit agreement expires on October 7, 2016. At the end of the third quarter of 2013, we had $232.4 million of short-term and long-term recourse debt and $735.0 million of non-recourse timber securitization notes outstanding.

Under certain circumstances there are restrictions on our ability to repatriate certain amounts of foreign cash balances. If the Company chose to repatriate certain unrestricted foreign cash balances, it could result in a repatriation provision of approximately $0.9 million in excess of the amount already accrued and $2.9 million in cash taxes due.

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

Operating Activities

Our operating activities provided cash of $85.2 million in the first nine months of 2013 compared to $157.8 million in the first nine months of 2012. Cash from operations for 2013 was lower than the prior year primarily reflecting unfavorable working capital changes, lower adjusted income, increased payments associated with our incentive compensation plans and payments associated with our proposed merger with Office Depot which were partially offset by the receipt of cash associated with our Boise Investment.

Cash flow from operations for the first nine months of 2013 included $46.1 million of cash received from the collection of the accrued dividends on the non-voting securities of our Boise Investment and $25.4 million of dividends received during the third quarter of 2013 associated with the voting securities of our Boise Investment. Cash flow from operations also included $17.2 million of payments associated with our proposed merger with Office Depot. The first nine months of 2013 included incentive compensation payments of approximately $28 million related to the 2012 annual incentive plan, while the first nine months of 2012 reflected minimal payments related to incentive compensation as performance targets generally were not achieved for the 2011 annual incentive plan. Collections from our domestic receivables were lower in 2013 than in 2012 as there was unusually high vendor-supported promotional activity at year-end 2011 that caused collections to be unusually high at the beginning of 2012. There were also significant timing differences in vendor payments. At year end 2012, we deferred certain payments into 2013 resulting from late reconciliation issues at the end of 2012 that were resolved in the first quarter of 2013, and the first nine months of 2013 included an increased amount of payments due to the timing of other expenses for our initiatives at year-end 2012.

We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active employees, primarily in Contract. Pension expense was $1.8 million and $2.5 million for the first nine months of 2013 and 2012, respectively. In the first nine months of 2013 and 2012, we made cash contributions to our pension plans totaling $2.3 million and $20.2 million, respectively. The estimated minimum required funding contribution in 2013 is approximately $3.0 million and the expense in 2013 is projected to be approximately $2.4 million compared to expense of $3.3 million in 2012. In 2011, we elected funding relief for our qualified pension plans under the Pension Relief Act of 2010 that deferred a portion of required contributions to our pension plans to later years. However, as the Special Dividend is considered to be an excess shareholder payment under the Pension Relief Act of 2010, we expect to be required to forgo the funding relief and to make an additional contribution of approximately $20 million in 2014, as the previously deferred contributions are accelerated. Including this additional contribution, we expect to make approximately $50 million of contributions to our pension plans in 2014, which we expect to fund with cash. In addition, we may elect to make additional voluntary contributions in either year.

Investing Activities

Our investing activities provided $71.7 million of cash in the first nine months of 2013, compared to using $46.5 million in the first nine months of 2012. Cash flow from investing activities for the first nine months of 2013 included $134.1 million relating to the Boise Investment, consisting of $66.0 million associated with the redemption of the Boise Investment non-voting securities and $68.1 million associated with distributions related to the Boise Investment voting securities.

In the first nine months of 2013, capital spending of $65.3 million consisted of system improvements relating to our growth initiatives, overall software enhancements and infrastructure improvements, as well as spending on new stores and relocations in Mexico and the U.S. We expect our capital investments in 2013 to be approximately $80 million to $90 million. Our capital spending in 2013 will be primarily for maintenance and investment in our systems, infrastructure and growth and profitability initiatives.

Financing Activities

Our financing activities used cash of $144.0 million and $35.7 million in the first nine months of 2013 and 2012, respectively. In the third quarter of 2013, we paid $130.7 million related to the Special Dividend, with the remaining $0.8 million to be paid in the future upon vesting of certain RSUs. Net debt payments were $3.8 million and $31.9 million in the first nine months of 2013 and 2012, respectively, as we repaid a $35 million medium-term note that had reached maturity in the first nine months of 2012.

We suspended our dividend to shareholders of common stock on December 18, 2008. In July 2012, we reinstated the payment of quarterly cash dividends on our common stock. The quarterly dividends are expected to be $0.02 per common share, or $0.08 per common share on an annualized basis, with the quarterly dividend declared on October 22, 2013 to be paid on November 15, 2013 to shareholders of record as of November 1, 2013. During the first nine months of 2013, we paid $5.2 million in quarterly common stock dividends.

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

Credit Agreement

On October 7, 2011, we entered into a Second Amended and Restated Loan and Security Agreement (the “Credit Agreement”) with a group of banks. The Credit Agreement amended both our then existing credit agreement to which we were a party along with certain of our subsidiaries in the U.S. and our then existing credit agreement to which our subsidiary in Canada was a party and consolidated them into a single credit agreement. The Credit Agreement permits us to borrow up to a maximum of $650 million, of which $50 million is allocated to our Canadian subsidiary, and $600 million is allocated to the Company and its other participating U.S. subsidiaries, subject to a borrowing base calculation that limits availability to a percentage of eligible trade and credit card receivables plus a percentage of the value of eligible inventory less certain reserves. The Credit Agreement may be increased (up to a maximum of $850 million) at our request and the approval of the lenders participating in the increase, or may be reduced from time to time at our request, in each case according to the terms detailed in the Credit Agreement. Letters of credit, which may be issued under the Credit Agreement up to a maximum of $250 million, reduce available borrowing capacity. Stand-by letters of credit issued under the Credit Agreement totaled $37.8 million at the end of the third quarter of 2013. At the end of the third quarter of 2013, the maximum aggregate borrowing amount available under the Credit Agreement was $590.4 million and availability under the Credit Agreement totaled $552.6 million. At the end of the third quarter of 2013, we were in compliance with all covenants under the Credit Agreement. The Credit Agreement allows the payment of dividends, subject to availability restrictions and if no default has occurred, and it expires on October 7, 2016, although the Company may terminate it earlier upon prior notice. If the Credit Agreement has not been terminated or amended prior to completion of the Merger, the Merger will result in a default under the Credit Agreement.

Borrowings under the Credit Agreement are subject to interest at rates based on either the prime rate, the federal funds rate, LIBOR or the Canadian Dealer Offered Rate. An additional percentage, which varies depending on the level of average borrowing availability, is added to the applicable rates. Fees on letters of credit issued under the Credit Agreement are charged at rates between 1.25% and 2.25% depending on the type of letter of credit (i.e., stand-by or commercial) and the level of average borrowing availability. The Company is also charged an unused line fee of between 0.375% and 0.5% on the amount by which the maximum available credit exceeds the average daily outstanding borrowings and letters of credit. The fees on letters of credit were 1.75% and the unused line fee was 0.5% at September 28, 2013.

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

At the time of the sale of the timberlands in 2004, we generated a tax gain and recognized the related deferred tax liability. The timber installment notes structure allowed the Company to defer the resulting tax liability of $529 million until 2020, the maturity date for the Installment Notes. In the third quarter of 2012, as a result of the agreement transferring our rights to the remaining receivable and the extinguishment of Securitization Notes guaranteed by Lehman, $269 million of the deferred tax gain was recognized. Due to available alternative minimum tax credits and net operating losses, which offset a significant portion of the taxable income, the Company made a cash tax payment of $15 million in the fourth quarter of 2012. At September 28, 2013, the remaining deferred tax gain of $260 million is related to the Installment Notes guaranteed by Wells (the “Wells Guaranteed Installment Notes”), and will be recognized upon maturity.

Through September 28, 2013, we have received all payments due under the Wells Guaranteed Installment Notes, which have consisted only of interest due on the notes, and have made all payments due on the related Securitization Notes guaranteed by Wells, again consisting only of interest due. As all amounts due on the Wells Guaranteed Installment Notes are current and we have no reason to believe that we will not be able to collect all amounts due according to the contractual terms of the Wells Guaranteed Installment Notes, the notes are reflected in our Consolidated Balance Sheets at their original principal amount of $817.5 million. An additional adverse impact on our financial results presentation could occur if Wells Fargo & Company became unable to perform its obligations under the Wells Guaranteed Installment Notes, thereby resulting in a significant impairment impact.

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

Our investment in BCH (the “Boise Investment”) is accounted for under the cost method, as BCH does not maintain separate ownership accounts for its members’ interests, and we do not have the ability to significantly influence the operating and financial policies of BCH. In exchange for investing in BCH, we received voting equity securities and non-voting equity securities.

A subsidiary of BCH, Boise Cascade, L.L.C., filed a registration statement with the SEC in November 2012 to register stock for an initial public offering (the “Boise IPO”). Boise Cascade, L.L.C. completed the Boise IPO on February 11, 2013 and became Boise Cascade Company (“BCC”). In connection with the Boise IPO, BCH’s equity interest in Boise Cascade, L.L.C. was automatically exchanged for 29.7 million shares of common stock of BCC. Subsequent to the Boise IPO, BCH executed a Fourth Amended and Restated Operating Agreement on February 26, 2013, pursuant to which BCH’s then-existing Series B and Series C common units were exchanged for newly issued common units of Boise Cascade Holdings L.L.C., after which OfficeMax owns 5.9 million of the outstanding 29.7 million common units of BCH, representing a 20.01% ownership interest in BCH.

The non-voting securities of BCH were redeemed at the original investment amount of $66 million in February 2013. Prior to the redemption, the non-voting securities accrued dividends daily at the rate of 8% per annum on the liquidation value plus the accumulated dividends. These dividends accumulated semiannually to the extent not paid in cash on the last day of June and December. The accumulated dividend receivable on the non-voting securities of $46.1 million was also collected in February 2013. Our policy was to record the income associated with dividends on the non-voting securities as a reduction of operating, selling and general and administrative expenses in the Consolidated Statements of Operations. The income associated with the dividends on the non-voting securities ceased in the first quarter of 2013 as a result of the redemption of those securities. The Company recognized dividend income on the non-voting securities of $1.0 million in 2013 (all in the first quarter) prior to the redemption, and $2.2 million and $6.3 million during the third quarter and first nine months of 2012, respectively.

The voting securities do not accrue dividends. However, in February and April 2013, we received distributions of $17.3 million and $4.4 million, respectively, related to the voting securities. Based on the accumulated earnings of BCH, these distributions were recorded as reductions in the carrying value of the Boise Investment.

In July 2013, we received a $71.8 million distribution resulting from BCH’s sale of 13.9 million common shares of BCC through a secondary public offering and a repurchase by BCC, from BCH, of 3.9 million shares BCC common stock. Following these transactions, BCH owns 15.8 million shares of BCC common stock. Based on the accumulated earnings of BCH, $46.4 million of the $71.8 million distribution was recorded as a reduction in the carrying value of the Boise Investment. The remaining $25.4 million was recorded as income from dividends on the voting securities in asset impairments and other operating expenses (income), net in the Consolidated Statement of Operations. BCH’s sale of BCC shares is expected to result in OfficeMax being allocated taxable income as a partner of the BCH entity. This allocation of taxable income, in turn, might result in cash taxes being due for the year when combined with OfficeMax’s other taxable income or loss and credits.

The Boise Investment represented a continuing involvement in the operations of the business we sold in 2004. Therefore, $179.8 million of gain realized from the sale was deferred. The redemption of the non-voting equity securities, as well as the portion of the distributions related to the voting equity securities that were recorded as reductions of the carrying value of Boise Investment, triggered recognition of pre-tax operating gains from partial recognition of the deferred gain, approximately $47.7 million and $137.7 million was recorded in the third quarter and nine months ended September 28, 2013, respectively. The gains were reported in asset impairments and other operating expenses (income), net in the Consolidated Statements of Operations for the third quarter and first nine months of 2013, respectively. The remaining $42.0 million of deferred gain attributable to the voting equity securities will be recognized in earnings as the Company’s investment is reduced.

On October 28, 2013, BCC filed a registration statement for the sale of 8,000,000 shares held by BCH at a maximum selling price of $27.095 per share. Assuming BCH distributes the proceeds from this sale to its shareholders, OfficeMax expects to receive 20.01% of such distribution.

As of September 28, 2013, based on the trading value of the publicly traded shares of BCC on that date, there was no indication of impairment of the Boise Investment.

Contractual Obligations

For information regarding contractual obligations, see the caption “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 29, 2012. At September 28, 2013, there had not been a material change to the information regarding contractual obligations disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012.

In accordance with an amended and restated joint venture agreement, the minority owner of Grupo OfficeMax, our joint-venture in Mexico, can elect to require OfficeMax to purchase the minority owner’s 49% interest in the joint venture if certain earnings targets are achieved. Earnings targets are calculated quarterly on a rolling four-quarter basis. Accordingly, the targets may be achieved in one quarter but not in the next. If the earnings targets are achieved and the minority owner elects to require OfficeMax to purchase the minority owner’s interest, the purchase price is based on the joint venture’s earnings and the current market multiples of similar companies. At the end of the third quarter of 2013, Grupo OfficeMax met the earnings targets and the estimated purchase price of the minority owner’s interest was $61.1 million. This represents an increase in the estimated purchase price from the prior year which is attributable to higher market multiples for similar companies as of the measurement date. As the estimated purchase price was greater than the carrying value of the noncontrolling interest as of the end of the year, the Company recorded an adjustment to state the noncontrolling interest at the estimated purchase price, and, as the estimated purchase price approximates fair value, the offset was recorded to additional paid-in capital.

Off-Balance-Sheet Activities and Guarantees

For information regarding off-balance-sheet activities and guarantees, see “Off-Balance-Sheet Activities and Guarantees” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 29, 2012. At September 28, 2013, there had not been a material change to the information regarding off-balance-sheet activities and guarantees disclosed in our Annual Report on Form 10-K for the year ended December 29, 2012.

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

Disclosures of Financial Market Risks

Financial Instruments

Our debt is predominantly fixed-rate. At September 28, 2013, the estimated current fair value of our debt, based on quoted market prices when available or then-current interest rates for similar obligations with like maturities, including the timber notes, was approximately $118 million more than the amount of debt reported in the Consolidated Balance Sheets. As previously discussed, there is no recourse against OfficeMax on the securitized timber notes payable as recourse is limited to proceeds from the applicable pledged Installment Notes receivable and underlying guarantees. The debt and receivables related to the timber notes have fixed interest rates and are reflected in the tables below, along with the carrying amounts and estimated fair values.

We were not a party to any material derivative financial instruments in 2013 or 2012.

The following table provides information about our financial instruments outstanding at September 28, 2013. The following table does not include our obligations for pension plans and other post retirement benefits, although market risk also arises within our defined benefit pension plans to the extent that the obligations of the pension plans are not fully matched by assets with determinable cash flows. We sponsor noncontributory defined benefit pension plans covering certain terminated employees, vested employees, retirees, and some active OfficeMax employees. As our plans were frozen in 2003, our active employees and all inactive participants who are covered by the plans are no longer accruing additional benefits. However, the pension plan obligations are still subject to change due to fluctuations in long-term interest rates as well as factors impacting actuarial valuations, such as retirement rates and pension plan participants’ increased life expectancies. In addition to changes in pension plan obligations, the amount of plan assets available to pay benefits, contribution levels and expense are also impacted by the return on the pension plan assets. The pension plan assets include OfficeMax common stock, U.S. equities, international equities, global equities and fixed-income securities, the cash flows of which change as equity prices and interest rates vary. The risk is that market movements in equity prices and interest rates could result in assets that are insufficient over time to cover the level of projected obligations. This in turn could result in significant changes in pension expense and funded status, further impacting future required contributions. Management, together with the trustees who act on behalf of the pension plan beneficiaries, assess the level of this risk using reports prepared by independent external actuaries and take action, where appropriate, in terms of setting investment strategy and agreed contribution levels.

	September 28, 2013		December 29, 2012
	Carrying amount	Fair value	Carrying amount	Fair value
	(millions)
Financial assets:
Timber notes receivable	$817.5	$938.3	$817.5	$986.4
Boise Investment	$40.9	$85.4	—	—
Financial liabilities:
Recourse debt	$232.4	$228.4	$236.2	$229.4
Non-recourse debt	$735.0	$857.0	$735.0	$903.9

Prior to the first quarter of 2013, it was not considered practicable to estimate the fair value of the Boise Investment. Boise Cascade Holdings, L.L.C. and its subsidiaries were untraded companies without observable market inputs. However, as discussed in Note 8, “Investment in Boise Cascade Holdings, L.L.C.,” Boise Cascade Company became a publicly traded company through the Boise IPO executed in the first quarter of 2013. As of September 28, 2013, the Boise Investment constitutes an indirect interest in Boise Cascade Company’s publicly traded securities (NYSE: BCC). The availability of quoted market prices for the indirect investment made the estimate of fair value practicable beginning in the first quarter of 2013.

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

The estimated fair values of our other financial instruments, including cash and cash equivalents and receivables are the same as their carrying values. Concentration of credit risks with respect to trade receivables is limited due to the wide variety of vendors, customers and channels to and through which our products are sourced and sold, as well as their dispersion across many geographic areas. In the fourth quarter of 2011, we became aware of financial difficulties at one of our large Contract customers. We granted the customer extended payment terms and implemented creditor oversight provisions. The receivable from this customer was $33.7 million at September 28, 2013, and a significant portion of that balance has been collected to date. Based on our ongoing sales to this customer, we continue to carry similar receivable balances, which we monitor closely.

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

During the first nine months of 2013, we recorded facility closure charges of $4.1 million (all in the third quarter) in our Retail segment associated with the closing of six underperforming domestic stores prior to the end of their lease terms. During the first nine months of 2012, we recorded facility closure charges of $26.9 million in our Retail segment, of which $1.6 million was recorded in the third quarter related to a change in the estimated lease obligation of a previously closed domestic store and $25.3 million was recorded in the first quarter primarily related to the closure of 15 underperforming domestic stores prior to the end of their lease terms.

At September 28, 2013, the facility closure reserve was $60.1 million with $19.3 million included in current liabilities, and $40.8 million included in long-term liabilities. The reserve represents future lease obligations of $102.4 million, net of anticipated sublease income of approximately $42.2 million. Cash payments relating to the facility closures were $21.2 million and $15.3 million in the first nine months of 2013 and 2012, respectively.

Environmental

For information regarding environmental issues, see the caption “Environmental” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 29, 2012. At September 28, 2013, there has not been a material change to the information regarding environmental issues disclosed in the Company’s Annual Report on Form 10-K for the year ending December 29, 2012.

Critical Accounting Estimates

For information regarding critical accounting estimates, see the caption “Critical Accounting Estimates” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 29, 2012. There have been no significant changes to the Company’s critical accounting estimates during the first nine months of 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding market risk see the caption “Disclosures of Financial Market Risks” herein and in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012. At September 28, 2013, except as disclosed herein in “Disclosures of Financial Market Risks,” there had not been a material change to the information regarding market risk disclosed in the Company’s Annual Report on Form 10-K for the year ended December 29, 2012.

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

For information regarding risk factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2012. There have been no material changes to the Company’s risk factors during the first nine months of 2013, except as previously reported in “Item 1A. Risk Factors” in our quarterly report on Form 10-Q for the quarter ended March 30, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Information concerning our stock repurchases during the three months ended September 28, 2013 is below. All stock was withheld to satisfy tax withholding obligations upon vesting of restricted stock awards.

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Common Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
June 30 – July 27, 2013	—	$—	—	—
July 28 – August 24, 2013	6,561	11.41	—	—
August 25 – September 28, 2013	—	—	—	—

Total	6,561	$11.41	—	—

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Required exhibits are listed in the Index to Exhibits and are incorporated by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OFFICEMAX INCORPORATED

/s/ DEBORAH A. O’CONNOR
Deborah A. O’Connor Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer (As Duly Authorized Officer and Principal Financial Officer)

Date: November 5, 2013

OFFICEMAX INCORPORATED

INDEX TO EXHIBITS

Filed with the Quarterly Report on Form 10-Q for the Quarter Ended September 28, 2013

Exhibit Number	Exhibit Description

3.1(1)	Conformed Restated Certificate of Incorporation, reflecting all amendments to date.

3.2(2)	Amended and Restated Bylaws, as amended February 12, 2009.

10.1(3)	Form of Retention Bonus Agreement.

31.1*	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32**	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer of OfficeMax Incorporated

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed with this Form 10-Q.
**	Furnished with this Form 10-Q.
(1)	Exhibit 3.1 was filed under the exhibit 3.1.1 in our Registration Statement on Form S-1 dated November 4, 2009, and is incorporated herein by reference.
(2)	Exhibit 3.2 was filed under the exhibit 3.2 in our Current Report on Form 8-K dated February 18, 2009, and is incorporated herein by reference.
(3)	Exhibit 10.1 was filed under exhibit 99.1 in our Current Report on Form 8-K dated July 29, 2013, and is incorporated herein by reference.